Form 10-Q
period 1996-03-31
HEALTH SYSTEMS INTERNATIONAL INC
filed 1996-05-15
CIK 916085

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                             _______________________

                                    FORM 10-Q
                             _______________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________.

                         Commission file number: 1-12718

                       HEALTH SYSTEMS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                       95-42288333

   (State or other jurisdiction               (I.R.S. Employer
      of incorporation or                    identification No.)
          organization)

21600 Oxnard  Street, Woodland Hills, CA             91367
225 North Main Street, Pueblo, CO                    81003
   (Address of principal                          (Zip Codes)
    executive offices)

   Registrant's  telephone            (818) 719-6978 (California)
   numbers, including area code:      (719) 542-0500 (Colorado)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date.

     As of May 8, 1996, 22,411,697 shares of Class A Common Stock, $.001 par value per share, were outstanding and 25, 684,152 shares of Class B Common Stock, $.001 par value per share, were outstanding.


                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               Health Systems International, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Unaudited)
                        (In thousands, except share data)

                                                                             March 31,                    December 31,
                                                                               1996                           1995
ASSETS

Current assets
      Cash and equivalents
      Marketable securities held for sale                                         368,232                         366,629

      Premiums receivable, net                                                     96,311                          91,106
      Prepaid expenses and other                                                   39,838                          34,849
      Deferred income taxes                                                        16,277                          18,902

Total current assets                                                              698,705                         737,418
      Property and equipment, net                                                  80,123                          84,743
      Goodwill and other intangible assets, net                                   337,554                         336,365

      Deferred income taxes                                                                                         1,958
      Other assets                                                                 54,569                          53,227
Total assets                                                                 $  1,173,741                     $ 1,213,711


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Estimated claims payable                                              $    287,606                     $    310,392
      Shared risk and other settlements                                           30,165                           30,664

      Unearned subscriber premiums                                                38,039                           91,596
      Accounts payable and accrued expenses                                      103,788                          120,161
      Federal and state income taxes payable                                      25,398                           13,196

      Notes payable, current portion                                                                                2,340
Total current liabilities                                                        487,337                          568,349


      Notes payable                                                              362,937                          354,080
      Other                                                                        6,151                            5,755
Total                                                                            856,425                          928,184


Stockholders' equity
      Preferred stock, $.001 par value
            Authorized shares - 10,000,000
            Issued and outstanding shares - none                                        -                                -
      Class A common stock, $.001 par value
            Authorized shares - 135,000,000
            Issued and outstanding shares - 22,858,556 in 1996
                  and 22,643,030 in 1995                                                23                             23
      Class B nonvoting convertible common stock, $.001 par value
            Authorized shares - 30,000,000
            Issued and outstanding shares - 25,684,152 in 1996 and 1995                 26                             26
      Additional paid-in capital                                                    83,627                         66,147
      Retained earnings                                                            247,268                        233,711
      Advance to repurchase 453,844 shares of Class A common stock in 1996
           and 574,869 in 1995                                                     (12,997)                       (16,330)
      Unrealized gain/(loss) on marketable securities held for sale, net              (631)                         1,950
Total stockholders' equity                                                         317,316                        285,527
Total liabilities and stockholders' equity                                     $ 1,173,741                    $ 1,213,711

See accompanying notes to condensed consolidated financial statements.


               Health Systems International, Inc. and Subsidiaries
             Condensed Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)

                                                                                  Three-Months Ended March 31,
                                                                                        1996                    1995

Revenues:
      Premium revenue                                                               $     783,123          $     618,938
      Administrative services revenue                                                      18,226                  8,559
Total revenue                                                                             801,349                627,497
Operating Expenses:
      Health care expenses:
           Physician                                                                      297,704                246,549
           Hospital                                                                       278,233                199,047
           Pharmacy and other                                                              72,985                 53,322
      Total health care expenses                                                          648,922                498,918

      Marketing, general and administrative                                                80,120                 71,620
      Depreciation and amortization                                                        13,466                 10,887
      Administrative services expenses                                                     16,333                  7,972
      Merger-related costs                                                                      -                  8,927
Total operating expenses                                                                  758,841                598,324
Operating income                                                                           42,508                 29,173

      Investment income                                                                     8,823                  7,372
      Interest expense                                                                     (5,932)                (4,309)
      Income before income taxes and minority interest                                     45,399                 32,236

      Income taxes                                                                         19,390                 13,334
      Minority interest in loss of subsidiary                                                  31                      9

Net income                                                                          $      26,040         $       18,911


Earnings per share:
      Primary and fully diluted                                                     $        0.54         $         .038

Weighted average common shares outstanding:
      Primary                                                                              48,135                 48,168

      Fully diluted                                                                        48,177                 49,282


See accompanying notes to condensed consolidated financial statements.


               Health Systems International, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                                                        Three-Months Ended March 31,
                                                                                            1996                 1995
OPERATING ACTIVITIES
Net income                                                                            $      26,040        $       18,911
Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization of fixed and intangible assets                        13,466                10,887
         Deferred income taxes                                                                1,331                  (653)
     Changes in operating assets and liabilities net of acquisition:
         Premiums receivable and unearned  subscriber premiums                              (58,762)                2,076
         Prepaid expenses and other                                                          (4,249)               (2,747)
         Estimated claims payable, shared risk and other settlements                        (23,285)
         Accounts payable and accrued expenses                                              (16,063)              (14,636)
         Federal and state income taxes payable                                              15,648                11,811
Net cash (used) provided by operating activities                                            (45,874)               25,618


INVESTING ACTIVITIES
Sale or redemption of marketable securities held for sale                                    75,201                63,648
Purchases of marketable securities held for sale                                            (80,929)              (57,647)
Purchases of property and equipment                                                          (5,922)               (6,414)
Acquisition of subsidiaries, net of cash acquired                                            (4,114)              (76,648)
Net cash (used) by investing activities                                                     (15,764)              (77,061)

FINANCING ACTIVITIES

Proceeds from exercise of stock options and
     employee stock plan purchases                                                           14,481                   481
Borrowings                                                                                    9,000                75,000
Purchase of treasury stock                                                                   (9,586)
Repayment of debt and other non current liabilities                                            (142)              (10,195)
Net cash provided by financing activities                                                    13,753                65,286

Increase (decrease) in cash and equivalents                                                 (47,885)               13,843
Cash and equivalents, beginning of period                                                   225,932               267,877

Cash and equivalents, end of period                                                    $    178,047         $     281,720


See accompanying notes to condensed consolidated financial statements.


                       HEALTH SYSTEMS INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.  BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements of Health Systems International, Inc. and its wholly and majority owned subsidiaries (collectively, "HSI" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in HSI's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  NOTES PAYABLE

     On April 26, 1996 HSI replaced the $400 million revolving credit facility obtained on April 12, 1995 with a $700 million revolving credit facility.
Under the new credit facility, HSI may incur permitted subordinated indebtedness in a maximum aggregate amount not to exceed $150 million which will be available for acquisition purposes and to provide short-term financing to repurchase shares of stock. HSI may elect from various short-term interest rates based upon a spread above the LIBOR rate; or the greater of the bank's reference rate or the federal funds rate plus 1/2%. In addition, HSI may elect a "competitive bid auction" in which participating banks are offered an opportunity to bid alternative rates. The credit facility is for a term of five years from the date of execution, with two one year extension options. At March 31, 1996, $319 million had been borrowed against the original $400 million revolving credit facility. HSI has rolled the $319 million borrowed under the original credit facility into the new $700 million credit facility.

3.  CONTINGENCIES

Litigation

     In January 1995, two purported class action lawsuits were filed against HSI and the members of its Board of Directors alleging breach of fiduciary duties to HSI's public stockholders by refusing to seriously consider certain acquisition bids for HSI. These lawsuits were subsequently consolidated into a single action. On April 19, 1996, such single, consolidated action was dismissed without prejudice.

     HSI is involved in various other legal proceedings, most of which are routine to its business. In the opinion of management, based in part on advice from litigation counsel to HSI, the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of HSI.

4.  STOCKHOLDER'S EQUITY

     During February of 1996, HSI repurchased 303,879 shares of Class A common stock from certain current and former management employees of HSI and HN Management Holdings, Inc., a predecessor to HSI, at a price of $31.55 per share. The stock repurchased, having an aggregate value of $9,586,000, was immediately canceled and netted against Class A Common Stock, Additional Paid-in-Capital and Retained Earnings.

5.  RELATED PARTY TRANSACTION

     On April 14, 1995, a Board member of HSI was provided a loan by HSI in the amount of $1.0 million, which is secured by HSI Class A common stock owned by
such board member.   The note evidencing the loan is due the earlier of (i)
December 31, 1996 or (ii) the date HSI repurchases the Class A common stock used as collateral (in which case the note shall be deemed satisfied in the amount of the proceeds for such repurchase). Interest on the unpaid principal amount is equal to the lesser of (i) the most favorable rate available to HSI under its revolving credit facility or (ii) the applicable Federal rate in effect under the Internal Revenue Code compounded semi-annually. As of March 31, 1996 the balance owed on this note was $745,000.

6. SUBSEQUENT EVENTS

     On May 15, 1996, the Company completed a public offering in which the Company sold 3,194,374 shares of Class A Common Stock and The California Wellness Foundation (the "Foundation") sold 6,664,964 shares of Class A Common Stock (which constituted 6,664,964 shares of Class B Common Stock which automatically converted into shares of Class A Common Stock upon the sale) for a per share purchase price to the public of $30.00 (the "Offering"). The proceeds received by the Company from the sale of 3,194,374 shares of Class A Common Stock were approximately $92.4 million after deducting underwriting discounts and commissions and estimated expenses of the Offering payable by the Company. The Company intends to use all of the net proceeds to the Company from the Offering to repurchase 3,194,374 shares of Class A Common Stock currently held pursuant to the Amended and Restated Health Net Trust Agreement dated as of May 1, 1994 (the "Associate Trust Agreement"), on behalf of certain founding stockholders of the Company at the date of the conversion of Health Net to for-profit status (the "Class A Stockholders"). The repurchase price per share to be paid by the Company to repurchase these shares of Class A Common Stock from the Class A Stockholders will be equal to the net proceeds per share received by the Company in the Offering. The Company will not receive any of the proceeds from the sale of shares of Class A Common Stock by the Foundation.

     On April 10, 1996, HSI announced its intention to take a pre-tax one-time restructuring charge of approximately $34.2 million or $.41 per share after tax, during the second quarter of 1996. The charge will cover non-recurring costs of a comprehensive restructuring of HSI's Health Net subsidiary, computer software and hardware write-offs, and the consolidation of certain operational functions of other subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     HSI is one of the largest HMOs in the United States, providing health care and administrative services to more than 1.9 million full-risk HMO and administrative services only ("ASO") members in California, Colorado, Connecticut, Idaho, New Jersey, New Mexico, Oregon, Pennsylvania and Washington. Through its operating subsidiaries, HSI provides a wide range of managed health care services through Network Model and Individual Practice Association Model HMOs. HSI also provides various tailored managed health care products, operates a preferred provider organization network and owns two health and life insurance companies.

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

     Net income increased 37.7% to $26.0 million for the first three months of 1996, compared with $18.9 million, after net merger related costs of $5.3 million, for the comparable period in 1995. Premium revenues, excluding ASO revenues, were $783.1 million for the three month period, a 26.5% increase from the $ 618.9 million reported in 1995. The improved earnings performance resulted primarily from acquisitions in the Northeast and growth in operations.

               SUMMARY OF OPERATING STATISTICS AND MEMBERSHIP DATA


OPERATING STATISTICS
                                                  Three Months Ended March 31,
                                                       1996     1995
  Medical loss ratio (health care expense as a
  percentage of premium revenue)                       82.9%    80.6%

  Marketing, general and administrative expense
  including depreciation and amortization
  as a percentage of premium revenue                   12.0%    13.3%

  Net income as a percentage of total revenue          3.2%      3.0%

  Primary and fully diluted earnings per share:
  Before net merger-related costs (1995)               $0.54    $0.49

     Net Income                                        $0.54    $0.38

MEMBERSHIP DATA

                                          March 31,
                                    1996              1995
 Members by Product Type
   Commercial                      1,606,260        1,486,865
   Medicare                          139,787           92,707
   Medicaid                           59,550           11,071
   ASO                               108,447          145,871
   Managed                             4,391            4,112
          Total                    1,918,435        1,740,626

 Members by State
   California                      1,340,052        1,309,938
   Colorado                           66,992           45,091
   New Mexico                         27,751           26,688
   Washington/Idaho                  113,546          117,798
   Oregon                             48,331           38,762
   Connecticut                       156,596          131,545
   Pennsylvania                      165,167           70,804
      Total                        1,918,435        1,740,626

     HSI added 177,809 new full-risk and ASO members since the first quarter of 1995. Of this increase, 86,509 members are attributed to the acquisition of Greater Atlantic Health Services, Inc., an HMO operating in Pennsylvania and New Jersey ("Greater Atlantic"). Internal growth accounted for the remaining increase in enrollment of 91,300.

     For the period ended March 31, 1996 membership decreased by approximately 20,000 (1%) compared to December 31, 1995. The decrease was due to HSI's efforts to maintain pricing discipline in the current competitive environment, and marketplace confusion caused by the abandoned merger involving HSI and WellPoint. The decrease was comprised of a 41,000 member reduction in commercial enrollment which was partially offset by an increase of 7,000 in Medicare, 10,000 in Medicaid and 4,000 in ASO enrollment.

Total Revenue

     Premium revenue, excluding ASO revenue, increased $164.2 million or 26.5% in the first quarter of 1996 compared to the first quarter of 1995. The increase in premium revenue was reflective of increased membership. The Northeast contributed $75.5 million of acquired premium growth and $33.5 million of post-acquisition internal premium growth between the first quarter of 1996 and the first quarter of 1995. On a same store basis, premium revenue (including post-acquisition internal premium growth in the Northeast) increased by $88.7 million or 14.3%, between the three month periods ended March 31, 1996 and March 31, 1995.


                          Change in Net Premium Revenue
                                  (In Millions)
                First Quarter 1996 Compared to First Quarter 1995


     Change in revenue due to
       premium change (same store):
                         Commercial                    $ (9.5)
                         Medicare                         8.1
                                                         (1.4)

     Change in revenue due to
       membership change (same store):
                         Commercial                      42.3
                         Medicare                        47.8
                                                         90.1

     Change in revenue due to
       acquisitions:
                         Commercial                      53.5
                         Medicare                        22.0
                                                         75.5


     Total change in revenue:
                         Commercial                      86.3
                         Medicare                        77.9
                                                       $164.2


     Total member months (cumulative number of member service months during the period) increased by 18.7% to 5,436,000 during the first quarter of 1996 compared to the same period in 1995, and the combined per member per month ("PMPM") premium revenue increased by 6.6% to $144.05.

     On a same store basis, total member months increased by 10.4% to 5,052,000 during the first quarter of 1996 compared to the same period in 1995, and total PMPM premium revenue increased by 3.6% to $140.07. For the same period, revenue from the Company's ASO contracts increased by $9.7 million due mainly to the contracts acquired in the Northeast acquisitions.

COMMERCIAL

     Commercial member months increased by 16.3% to 5,018,000 during the first quarter of 1996 compared to the same period in the prior year. For the quarter ended March 31, 1996, commercial premium revenue PMPM increased by .3% to $119.91, compared to the same period last year.

     For the quarter ended March 31, 1996, excluding the effects of Northeast acquisitions, commercial member months increased by 8.4% to 4,673,000 compared to the prior year period. Commercial premium revenue PMPM decreased by 1.8% to $117.32, compared to the same period last year. The decrease was due mainly to pricing pressures in the highly competitive California marketplace.

MEDICARE

     Medicare member months increased by 57.8% to 418,000 during the first quarter of 1996 compared to the same period in the prior year. For the quarter ended March 31, 1996, Medicare premium revenue PMPM increased by 11.1% to $433.54, compared to the same period last year.

     For the quarter ended March 31, 1996, excluding the effects of Northeast acquisitions, Medicare member months increased by 42.8% to 379,000. Medicare premium revenue PMPM increased by 7.8% to $420.77 compared to the same period last year. Increases in Medicare PMPM are principally a result of rate increases by the federal Health Care Financing Administration.

Health Care Expenses

     Health care expenses increased by 30.1% from $498.9 million in the first quarter of 1995 to $648.9 million in the first quarter of 1996. On a PMPM basis, health care expenses for the quarter ended March 31, 1996 rose by 9.5% to $119.37 PMPM, versus $108.98 PMPM during the equivalent period in the prior year. During the same period, HSI's overall medical loss ratio (i.e., health care expenses as a percentage of premium revenue, or "MLR"), increased to 82.9% as compared to 80.6% during the prior year's three-month period.

     For the quarter ended March 31, 1996, excluding the effects of Northeast acquisitions, health care expenses increased by 17.5% from $498.9 million in the first quarter of 1995 to $586.3 million in the first quarter of 1996. On a PMPM basis and excluding the effects of Northeast acquisitions, health care expenses for the quarter ended March 31, 1996 rose by 6.5% to $116.05 PMPM, versus $108.98 PMPM during the equivalent period in the prior year. HSI's MLR on a same store basis also increased to 82.9% as compared to 80.6% during the prior year's three-month period.

     The increase in these MLRs is primarily due to unusually high fee for service claims volumes during the first quarter of 1996. The bulk of the claims related to the Northern California service area, where high cost Medicare hospital and pharmacy claims drove up health care costs.

COMMERCIAL

     Commercial health care expenses on a PMPM basis in the quarter ended March 31, 1996 increased by 1.5% to $96.40 compared to $94.97 during the same period last year. Commercial MLR increased to 80.4% from 79.5% for the comparable period in 1995.

     Commercial health care expenses on a PMPM basis in the quarter ended March 31, 1996, excluding the effects of Northeast acquisitions, decreased by .9% to $94.15 compared to $94.97 during the same period last year. Commercial MLR increased to 80.3% from 79.5% for the comparable period in 1995.

MEDICARE

     Medicare health care expenses on a PMPM basis in the quarter ended March 31, 1996 increased by 17.2% to $394.78, compared to $336.80 during the same period last year. Medicare MLR increased to 91.1% from 86.3% for the first quarter of 1995.

     Medicare health care expenses on a PMPM basis in the quarter ended March 31, 1996 increased by 14.7% to $386.21, again without the effects of Northeast acquisitions, compared to $336.80 during the same period last year. Medicare MLR without the effect of these acquisitions increased to 91.8% from 86.3% for the first quarter of 1995. The Medicare MLR increase was due to the unusually high fee for service claims volume discussed above.

Marketing, General and Administrative Expenses

     Marketing, general and administrative expenses, excluding the effects of the Company's ASO business, decreased to 10.2% of premium revenue in the first quarter of 1996 as compared to 11.6% during the first quarter of the prior year. The decrease in marketing, general and administrative expenses reflects the Company's ongoing efforts to aggressively control its administrative costs.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses remained relatively static as a percentage of premium revenue in the first quarter of 1996 as compared to the first quarter of 1995. These expenses were $13.5 million (1.7% of premium revenue) in the first quarter of 1996 and $10.9 million (1.8% of premium revenue) in the first quarter of 1995.

Restructuring Charge

     On April 10, 1996, HSI announced its intention to take a one-time restructuring charge of approximately $34.2 million on a pre-tax basis, which amounts to an after-tax impact of $.41 per share, during the second quarter of 1996. The charge will cover non-recurring costs of a comprehensive restructuring of HSI's Health Net subsidiary, computer software and hardware write-offs, and the consolidation of certain operational functions of other subsidiaries.

     The restructuring of Health Net will include the reorganization of its management and operating structure and staff reductions. The software write-offs are related to abandoned development projects at Health Net, while the computer hardware write-offs recognize the obsolescence of certain equipment in the anticipation of significant system upgrades. A portion of the charge will cover HSI's centralization of claims processing and certain other functions of its non-California plans in Pueblo, Colorado. Since the restructuring of Health Net and the centralization of functions in Pueblo will occur throughout 1996, it is anticipated that the positive impact of savings from the restructuring charges will not become estimable or be realized until fiscal 1997.

Liquidity and Capital Resources

     HSI's primary source of cash is premium revenue. Its primary uses of cash are claims and capitation payments. Estimates of future cash flows include a component to account for the delay between providing health care services and reporting their cost. The estimate is based on actuarial projections of claims and other costs, claims paid history, membership growth, inflation, seasonality, claims inventory and reserves.

     HSI's  capital  resources  are  managed  according  to  certain  guidelines intended to ensure liquidity and maximize total return by assuming prudent investment risks. HSI's liquidity requirements consist of the need to service medical claims in a timely manner and to satisfy shared risk and other obligations. Such requirements are the principal factors in determining the appropriate investment portfolio mix. HSI presently invests primarily in a variety of fixed-income obligations according to established investment guidelines.

     During the first quarter of 1996, cash used by operating activities was $45.9 million, compared with cash provided of $25.6 million in the comparable prior year period. This decrease compared to 1995 is due primarily to timing differences associated with payment of claims payable, accounts payable and accrued expenses, and receipts of unearned subscriber premiums. Increased efficiencies in the Company's claims processing areas allowed accelerated handling of claims, as well as reductions to claims inventories.

     Cash used for investing activities decreased from $77.1 million in the quarter ended March 31, 1995 to $15.8 million in the quarter ended March 31, 1996, while cash provided from financing activities also decreased from $65.3 million to $13.8 million during such periods. Decreases in these cash flow categories resulted from reduced acquisition activity during the first quarter of 1996, as compared to the comparable prior year quarter.

     HSI's current ratios at March 31, 1996 and December 31, 1995 were 1.43 to 1 and 1.30 to 1, respectively. The increase in HSI's current ratio is primarily attributable to decreased current liabilities resulting from increased payments of claims, accounts payable and accrued expenses, as well as reductions in unearned premiums during the first quarter of 1996.

     Outstanding notes payable amounted to $365.3 million at March 31, 1996, an increase of $8.9 million from December 31, 1995, resulting primarily from additional borrowings relating to the stock repurchases during the first quarter of 1996 (see note 4 of the Notes to Condensed Consolidated Financial Statements). Principal and interest requirements of notes payable are scheduled at between $19 and $25 million per year through 2006. HSI believes that cash from operations and existing working capital are adequate to fund existing obligations, introduce new products and services and continue to develop health care-related businesses. HSI regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. HSI may elect to raise additional funds for these purposes, either through additional debt or equity, the sale of investment securities or otherwise, as appropriate.

     On April 26, 1996, HSI obtained an unsecured $700 million revolving line of credit from a lending syndicate led by Bank of America and co-agented by Industrial Bank of Japan and Citibank. The new credit facility replaced HSI's previous $400 million credit facility, of which $319 million was outstanding as of March 31, 1996. The outstanding balance of the $400 million credit facility was rolled into the new $700 million revolving line of credit. Under the credit facility HSI may incur additional permitted subordinated indebtedness in a maximum aggregate amount not to exceed $150 million which is available for acquisition and other purposes, and to provide short-term financing to repurchase shares of stock.

     Under the  terms of the five-year  Credit Facility, HSI pays  interest at a
variable rate   (See  note 2  of the Notes  to Condensed  Consolidated Financial
Statements)

     HSI's subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. The long-term portion of principal and interest payments under the notes payable to the Foundation is subordinated to Health Net meeting its tangible net equity ("TNE") requirements under applicable California laws and regulations. As of March 31, 1996, each of HSI's subsidiaries was in compliance with its minimum capital requirements.

Impact of Inflation and Other Elements

     The managed health care industry is labor intensive and its profit margin is low. Hence, it is especially sensitive to inflation. Increases in medical expenses without corresponding increases in premiums could have a material adverse effect on HSI.

     Various federal and state legislative initiatives regarding the health care industry have been proposed during recent legislative sessions, and health care reform and similar issues continue to be in the forefront of social and political discussion. If health care reform or similar legislation is enacted, such legislation could impact HSI. Management cannot at this time predict whether any such initiative will be enacted and, if enacted, the impact on the financial condition or operations of HSI.

                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Class Action Lawsuits

     On January 4, 1995, a purported class action lawsuit was filed in the Delaware Court of Chancery under the caption Philip Laufer v. Roger F. Greaves, et al., C.A. No. 13952 (the "Laufer Complaint"), against the Company and the members of its Board of Directors. The Laufer Complaint alleges that the individual directors breached their fiduciary duties to the Company's public stockholders by allegedly refusing to seriously consider certain acquisition bids for the Company. The Laufer Complaint further alleges that the individual directors have put their own interest before the interests of the Company's public stockholders and deprived the public stockholders of the opportunities to operate competitively in the HMO marketplace and maximize the value of their investment. The Laufer Complaint requests an injunction ordering the Company's directors: to evaluate alternatives to maximize shareholder value; to ensure that no conflicts exist between the individual directors' interests and their fiduciary obligations to the public stockholders; and to account for all damages allegedly suffered by the class members. The Laufer Complaint also requests that the Court order the defendants to pay plaintiffs' costs and disbursements including attorneys' and expert fees.

     On January 5, 1995, a second purported class action lawsuit was brought in the Delaware Court of Chancery under the caption, John E. Kovalchick v. Health Systems International, Inc. et al., C.A. No. 13953 (the "Kovalchick Complaint"), against the Company and the members of its Board of Directors. The Kovalchick Complaint makes allegations similar to those in the Laufer Complaint and seeks similar relief. By order of the Court of Chancery dated March 6, 1995, the Laufer and Kovalchick actions were consolidated under the caption In re Health Systems International, Inc. Shareholders Litigation, Consolidated C.A. No. 13952 (the "Consolidated Action"). On March 31, 1995, all defendants filed answers in the Consolidated Action. On April 19, 1996, the Court entered a Stipulation and Order of Dismissal dismissing the Consolidated Action without prejudice.

     Restricted Stock Dispute

     Following the conversion of Health Net to a for-profit subsidiary of the Company (the "Conversion"), a restricted stock plan (the "Restricted Stock Plan") was adopted and restricted shares were issued to certain management employees of Health Net. In February 1993, the California Department of Corporations (the "DOC") informed Health Net that it believed the issuance of such restricted shares ("Restricted Shares") of the Company to persons who were stockholders of the Company as of the date of the Conversion (the "Restricted Share Recipients") violated certain provisions and terms imposed by the DOC in connection with the Conversion. In March 1993, the DOC insisted that such restricted shares be rescinded and stated that the DOC would take steps necessary to revoke the approval of the Conversion if the issuance of the Restricted Shares was not rescinded (the "Conditional Revocation Order"). In
April 1993  the  Restricted  Share  Recipients  agreed to  rescind  all  of  the
Restricted Shares issued to them, under express protest to the DOC. Subsequently, a formal protest was filed with the DOC which requested a hearing regarding the correctness of the decision.

     On September 14, 1994, Health Net, the Company and certain of the Restricted Stock Recipients, on behalf of all the Restricted Stock Recipients (the "Petitioners"), filed a Petition for Writ of Administrative Mandamus in the Superior Court of the County of Los Angeles (Case No. BS030426) (the "Writ Proceeding"). The Writ Proceeding seeks to overturn the Conditional Revocation Order and to require the Commissioner of the DOC to follow procedures set forth in the Administrative Procedures Act which would result in an administrative hearing regarding the correctness of the Conditional Revocation Order or, in the alternative, to treat the Conditional Revocation Order as a final agency action and to have the Court order the Commissioner of the DOC to rescind the Conditional Revocation Order.

     On May 25, 1995, the Petitioners filed an amended petition expanding the original claims and adding a new cause of action for a declaratory judgment that would revoke the rescission of the issuance of the Restricted Shares. The DOC and The California Wellness Foundation filed new demurrers to the amended petition on July 3, 1995. At a hearing on July 28, 1995, the Court sustained the demurrers without leave to amend. On August 7, 1995, the Petitioners filed objections to the Court's Statement of Decision. On August 15, 1995, the Court overruled the objections of the Petitioners to the Court's Statement of Decision. On September 8, 1995, the Court entered an Order of Dismissal, and the Amended Petition for Writ of Mandate and Complaint for Declaratory Relief of the Petitioners was dismissed. On September 19, 1995, the DOC served notice of the entry of the Order of Dismissal. On October 18, 1995, the Petitioners filed a Notice of Appeal. The opening brief was filed on March 15, 1996, and the Respondents' briefs are presently due on June 13, 1996.

     Under the terms of the Agreement and Plan of Merger relating to the merger involving QualMed, Inc. and Health Net which created the Company, in the event that the Petitioners are successful and the Restricted Shares are permitted to be issued to the Original Shareholders, shares of common stock would be transferred from the Foundation to the Restricted Stock Recipients and the Company would not suffer any adverse effect other than the payment of legal fees and related costs of the Writ Proceeding which the Company is obligated to fund.


     Miscellaneous Proceedings

     HSI and certain of its subsidiaries are also parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of its business. Based upon information presently available, management of HSI is of the opinion that the final outcome of all such proceedings should not have a material adverse effect upon HSI's results of operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES


     On April 26, 1996, HSI entered into an Amended and Restated Credit Agreement among HSI, Bank of America National Trust and Savings Association ("Bank of America"), as agent, and certain financial institutions which are parties thereto (the "Credit Agreement") pursuant to which HSI obtained an unsecured five-year $700 million revolving credit facility. The Credit Agreement replaced HSI's prior credit agreement providing for an unsecured $400 million revolving credit facility, which prior agreement was also entered into by HSI with Bank of America, as agent.

     Specifically, Section 7.11 of the Credit Agreement provides that HSI and its subsidiaries may, so long as no event of default exists (i) declare and distribute stock as a dividend; (ii) purchase, redeem or acquire its stock, options and warrants with the proceeds of concurrent public offerings and (iii) declare and pay dividends or purchase, redeem or otherwise acquire its capital stock, warrants, options or similar rights with cash so long as the sum of such acquisitions does not exceed $150 million plus 25% of the net income of HSI and its subsidiaries in fiscal 1995 plus 50% of the net income of HSI and its subsidiaries in fiscal 1996 and subsequent years (calculated on a cumulative consolidated basis).

     In addition, under the Credit Agreement as originally executed HSI is allowed to incur Subordinated Indebtedness (as defined in the Credit Agreement) to repurchase its Class A Common Stock, but is limited to repurchasing not more than 50% of the Class A Common Stock held certain designated Class A stockholders (the "50% Repurchase Limitation"). The Credit Agreement was amended by Amendment No. 1 thereto on May 10, 1996 to eliminate the 50% Repurchase Limitation, a copy of which Amendment No. 1 to the Credit Agreement is filed herewith.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 23, 1996, HSI held its 1995 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, HSI stockholders voted upon proposals to (1) elect four directors for a term of three years ("Proposal 1"); and (2) ratify the selection of Deloitte & Touche LLP as the Company's independent public accountants for the year ended December 31, 1995 ("Proposal 2").

     The following provides voting information for all matters voted upon at the meeting, and includes a separate tabulation with respect to each nominee for director:

Proposal 1

   Director Nominee     Votes For     Votes Against    Votes Withheld
   J. Thomas Bouchard   19,819,867    0                376,347
   Thomas T. Farley     19,819,376    0                376,838
   E. Keith Hovland     19,819,284    0                376,930
   Douglas M. Mancion   20,061,782    0                134,432

     Each  of Messrs. Bouchard, Farley, Hovland and Mancino were elected as a Class II director for a three-year term at the Annual Meeting. Other directors whose term of office as directors continued after the Annual Meeting were: Lawrence E. Austin, M.D., Dale T. Berkbigler, M.D., Charles T. Braden, George Deukmejian, Michael E. Gallagher, Roger F. Greaves, Malik M. Hasan, M.D., Kenneth W. Kizer, M.D., Robert L. Montgomery and J. Kevin Murphy.

Proposal 2

     With respect to the ratification of the selection of Deloitte & Touche LLP as the Company's independent public accountants for the year ended December 31, 1995, 20,173,063 votes were cast in favor, 8,902 shares were cast against and 14,249 shares were withheld for such proposal.

     In total, 21,995,105 shares of Class A Common Stock were eligible to vote at the Annual Meeting, 20,196,214 shares were voted at the Annual Meeting and 1,798,891 shares were unvoted at the Annual Meeting.


ITEM 5.   OTHER INFORMATION

Public Offering

     On May 15, 1996, the Company completed a public offering in which the Company sold 3,194,374 shares of Class A Common Stock and Foundation sold 6,664,964 shares of Class A Common Stock (which constituted 6,664,964 shares of Class B Common Stock which automatically converted into shares of Class A Common Stock upon the sale) for a per share purchase price to the public of $30.00. The proceeds received by the Company from the sale of 3,194,374 shares of Class A Common Stock were approximately $92.4 million after deducting underwriting discounts and commissions and estimated expenses of the Offering payable by the Company. The Company intends to use all of the net proceeds to the Company from the Offering to repurchase 3,194,374 shares of Class A Common Stock currently held pursuant to the Associate Trust Agreement, on behalf of the Class A Stockholders. The repurchase price per share to be paid by the Company to repurchase these shares of Class A Common Stock from the Class A Stockholders will be equal to the net proceeds per share received by the Company in the Offering. The Company will not receive any of the proceeds from the sale of shares of Class A Common Stock by the Foundation.

Revolving Credit Facility

     As indicated in Item 2 above, on April 26, 1996 HSI executed the Credit Agreement which provides an unsecured five-year $700 million revolving credit facility. A copy of the Credit Agreement was attached as Exhibit 10.1 to HSI's Current Report on Form 8-K dated April 26, 1996. Amendment No. 1 to the Credit Agreement is attached as Exhibit 10.32 to this Quarterly Report on Form 10-Q. Capitalized terms used but not defined herein have the meanings set forth in the Credit Agreement.

     Approximately $319 million which was borrowed under HSI's prior $400 million credit facility was rolled into the new facility under the Credit Agreement. The new facility is available to HSI and its subsidiaries for general corporate purposes including Permitted Acquisitions and Joint Ventures and, if HSI should elect, to repurchase or redeem HSI capital stock to the extent allowed by the Federal Reserve Board Regulations and other requirements of law and as set forth in the Credit Agreement. As of March 31, 1996, HSI had drawn approximately $319 million under the previous facility of which approximately $135 million had been applied to pay a portion of the notes payable to the Foundation, approximately $100 million had been drawn to fund
HSI's acquisition $75  million  had  been  drawn  to  fund   HSI's  acquisition
of  G.H.  Holding Corporation.

     Bank of America is the lead bank and agent for the other participating banks named in the Credit Agreement. At the election of HSI, and subject to customary covenants, loans can be initiated on a bid or committed basis and will carry interest at offshore or domestic rates, but subject to the applicable LIBO Rate or the Base Rate, of .50% above the Federal Funds Rate or the Bank of America "reference rate." Actual rates on borrowings under the facility will vary based on competitive bidding, sources of funds and HSI's senior leverage ratio at the time of the borrowing. The facility is available for five years, until April 2001, but may be extended, under certain circumstances, for two additional years until April 2003.

     Loans under the facility are unsecured but HSI and its subsidiaries are subject to affirmative and negative covenants. As described in Item 2 above, these include limitations on the payment of cash dividends on HSI's capital stock and, in certain cases, the redemption or repurchase of capital stock or securities. In addition to obligations incurred under the facility, HSI and its subsidiaries are entitled to incur Permitted Subordinated Indebtedness for seller financing of Permitted Acquisitions and certain other items in an aggregate amount of up to $150 million and to incur unsecured indebtedness to repurchase HSI Class A Common Stock.

     Under the Credit Agreement, HSI is (i) obligated to maintain at all times a Total Leverage Ratio not to exceed 3 to 1, a Fixed Charge Coverage of not less than 2.75 to 1 and to preserve its combined net worth and Permitted Class A Subordinated Indebtedness (as defined in the Credit Agreement) at not less than $100 million plus 50% of net income after December 31, 1994 on a cumulative consolidated basis, (ii) obligated to limit liens on its assets to those incurred in the normal course and for taxes and other similar obligations, and
(iii) subject to customary covenants to dispose of assets only in the ordinary course and generally at fair value, to restrict mergers and consolidations to those permitted under the Credit Agreement, and to limit loans, leases, joint ventures and contingent obligations and certain transactions with affiliates. Upon the occurrence of a default or an event of default, HSI and its subsidiaries would be subject to further restrictions, including with respect to the operating HMO subsidiaries, an obligation to advance to the parent company reserves in excess of those held to comply with state and similar administrative requirements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference:

     2.1 Agreement and Plan of Merger, dated August 28, 1993, between and among HN Management Holdings, Inc., QualMed, Inc. and QM Merger Sub, Inc. (included as Annex A to the HSI Proxy Statement/Prospectus filed with HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respec-
               tively) which is incorporated by reference herein).

     2.1.1 Amendment No. 1 to the Agreement and Plan of Merger, dated August 29, 1993, between and among HN Management Holdings, Inc., QualMed, Inc. and QM Merger Sub, Inc. (included in Annex A to the HSI Proxy Statement/Prospectus filed with HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

     2.1.2 Letter Agreement re: Split Ratio, dated December 6, 1993, by and among HN Management Holdings, Inc., QualMed, Inc. and QM Merger Sub, Inc. (included in Annex A to the HSI Proxy State-ment/Prospectus filed with HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

     2.2 Agreement and Plan of Merger, dated September 14, 1994, by and among Health Systems International, Inc., M.D. Enterprises of Connecticut, Inc., M.D. Health Plan, Inc. and MDE Merger Sub, Inc., (included in Annex A to the Proxy Statement/Prospectus with HSI's Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

     2.2.1 Amendment No. 1 to the Agreement and Plan of Merger, dated November 14, 1994, by and among Health Systems International, Inc., M.D. Enterprises of Connecticut, Inc., M.D. Health Plan, Inc. and MDE Merger Sub, Inc. (included in Annex A to the Proxy Statement/Prospectus with HSI's Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

     2.2.2 Amended and Restated Agreement and Plan of Merger dated January 13, 1995 by and among Health Systems International, Inc., M.D. Enterprises of Connecticut, Inc., M.D. Health Plan, Inc. and MDE Merger Sub, Inc., (included in Annex A to the Proxy State-ment/Prospectus, filed with Amendment No. 1 to HSI's Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

     2.3 Purchase Agreement, dated as of June 13, 1995, between Health Systems International, Inc. and G.H. Holding Corporation (including the Addendum thereto dated as of July 10, 1995) (filed as Exhibit 2.1 to HSI's Current Report on Form 8-K dated July 10, 1995, which is incorporated by reference herein).

     3.1 Third Amended and Restated Certificate of Incorporation of HSI (included as Exhibit 4.1 to the HSI Registration Statement on Form S-8 (File no. 33-74780) which is incorporated by reference herein).

     3.2       Third  Amended and Restated  By-Laws of HSI  (included as Exhibit
               4.1 to HSI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, which is incorporated by reference herein).

     4.1       Form  of Class  A Common  Stock Certificate  of HSI  (included as
               Exhibit 4.2 to HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively which is incor-porated by reference herein).

     4.2       Form  of Class  B Common  Stock Certificate  of HSI  (included as
               Exhibit 4.3 to HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

     4.3.1 Nonnegotiable Senior Secured Promissory Note in the original principal amount of $150,000,000, dated January 28, 1992, made by Health Net in favor of The California Wellness Foundation (filed as Exhibit 4.8 to HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

     4.3.2 Nonnegotiable Subordinated Secured Promissory Note in the original principal amount of $75,000,000, dated January 28, 1992, made by Health Net in favor of The California Wellness Foundation (filed as Exhibit 4.9 to HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

     4.3.3 Senior Security Agreement, dated January 28, 1992, between Health Net and The California Wellness Foundation (filed as Exhibit 4.10 to HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

     4.3.4 Subordinated Security Agreement, dated January 28, 1992, between Health Net and The California Wellness Foundation (filed as
               Exhibit 4.11 to HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

     4.3.5     Cash Pledge  Agreement, dated  January 28,  1992, by and  between
               Health  Net  and The  California  Wellness  Foundation (filed  as
               Exhibit 4.12 to HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

     4.3.6 Sinking Fund Agreement, dated as of January 28, 1992, by and between Health Net and The California Wellness Foundation (filed as Exhibit 4.13 to HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

     4.3.7 Charitable Contribution Grant and Subordination Agreement, dated January 28, 1992, between Health Net and The California Wellness Foundation (filed as Exhibit 4.14 to HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

     4.3.8 Guaranty Agreement, dated January 28, 1992, between Health Net and The California Wellness Foundation (filed as Exhibit 4.15 to HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

     9.1.1 Amended and Restated Trust Agreement, dated as of May 1, 1994, among Roger F. Greaves, Gerald M. Cooper and Stephen D. Vogt, as Trustees, and the shareholders on Exhibit 1 therein (filed as Exhibit 9.1 to HSI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994) which is incorporated by reference herein).

     9.1.2 Letter Agreement, dated March 31, 1995, among Health Systems International, Inc., WellPoint Health Networks Inc. and Roger F. Greaves, Stephen D. Vogt and Gerald M. Cooper, as Trustees of the Trust created pursuant to the Amended and Restated Trust Agreement dated as of May 1, 1994 (filed as Exhibit 10.3 to HSI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, which is incorporated by reference herein).

     9.1.3 Letter Agreement dated as of January 26, 1995, among Health Systems International, Inc., The California Wellness Foundation and the founding stockholders of Health Systems International, Inc. (filed as Exhibit 28.1 to HSI's Current Report on Form 8-K dated January 26, 1995, which is incorporated by reference herein).

     9.1.4 Letter Agreement, dated March 9, 1995, among Health Systems International, Inc. and Roger F. Greaves, Stephen D. Vogt and Gerald M. Cooper, as Trustees of the Trust created pursuant to the Amended and Restated Trust Agreement dated as of May 1, 1994 (filed as Exhibit 10.1 to HSI's Current Report on Form 8-K dated March 9, 1995, which is incorporated by reference herein).

     10.1 Amended Foundation Shareholder Agreement, dated as of January 28, 1992, among HN Management Holdings, Inc., the California Wellness Foundation and the stockholders of HN Management Holdings, Inc. named therein (filed as Exhibit 10.1 to HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

     10.2      Officers'  Agreement,  dated August  28,  1993, by  and  among HN
               Management Holdings, Inc., QualMed, Inc., Roger F. Greaves, Stephen D. Vogt and Gerald M. Cooper (filed as Exhibit 10.2 to HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

     10.3 Employment Agreement, dated August 28, 1993, by and among HN Management Holdings, Inc., Health Net and Joe V. Criscione (filed as Exhibit 10.16 to HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

     10.4 Employment Agreement, dated August 28, 1993, by and among QualMed, Inc., HN Management Holdings, Inc. and Malik M. Hasan, M.D. (filed as Exhibit 10.18 to HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01,
               respectively) which is incorporated by reference herein).

     10.5 Employment Agreement, dated August 28, 1993, by and among QualMed, Inc., HN Management Holdings, Inc., Health Net and E. Keith Hovland (filed as Exhibit 10.19 to HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

     10.6 Employment Agreement, dated August 28, 1993, by and among QualMed, Inc., HN Management Holdings, Inc. and Dale T. Berkbigler, M.D. (filed as Exhibit 10.20 to HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

     10.7      Employment  Agreement,  dated  August  28,  1993,  by  and  among
               QualMed,  Inc.,  HN  Management  Holdings,  Inc.  and  Walter  G.
               Woodbury (filed as Exhibit 10.22 to HSI's Registration Statements on Forms S-1 and S-4 (file nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

     10.8 Severance Payment Agreement, dated as of April 25, 1994, among HSI, Health Net and James J. Wilk (filed as Exhibit 10.9 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

     10.9 Severance Payment Agreement, dated as of April 25, 1994, among HSI, QualMed, Inc. and B. Curtis Westen (filed as Exhibit 10.10 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

     10.10 Severance Payment Agreement, dated as of April 25, 1994, among HSI, QualMed, Inc. and Terry Fouts, M.D. (filed as Exhibit 10.11 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

     10.11 Amendment No. 1 to Employment Agreement dated as of April 27, 1994, by and among HSI, Health Net and Joe Criscione (filed as
               Exhibit 10.12 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

     10.12 Amendment No. 1 to Employment Agreement dated as of April 27, 1994, by and among HSI, QualMed, Inc. and Walter G. Woodbury (filed as Exhibit 10.15 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

     10.13 Amendment No. 1 to Employment Agreement dated as of April 25, 1994, by and among HSI, QualMed, Inc. and Malik Hasan, M.D. (filed as Exhibit 10.16 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

     10.14 Amendment No. 1 to Employment Agreement dated as of April 27, 1994, by and among HSI, QualMed, Inc. and Dale T. Berkbigler, M.D. (filed as Exhibit 10.17 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

     10.15 Amendment No. 1 to Employment Agreement dated as of April 27, 1994, by and among HSI, QualMed, Inc. and E. Keith Hovland (filed as Exhibit 10.18 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

     10.16 Office Lease, dated as of January 1, 1992, by and between Warner Properties III and Health Net (filed as Exhibit 10.23 to HSI's Registration Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

     10.17 Health Systems International, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.30 to Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

     10.18 Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

     10.19 Health Systems International, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.33 to HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01 respectively) which is incorporated by reference herein).

     10.20 Health Systems International, Inc. 1994 Optional Stock Repurchase Program (filed as Exhibit 10.1 to HSI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, filed May 13, 1994, which is incorporated by reference herein).

     10.21 Health Systems International, Inc. Performance-Based Annual Bonus Plan (filed as Exhibit 10.35 to Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

     10.22 Deferred Compensation Agreement dated as of March 3, 1995, by and among Malik M. Hasan, M.D., HSI and the Compensation and Stock Option Committee of the Board of Directors of HSI (filed as
               Exhibit 10.31 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

     10.23     Trust Agreement  for Deferred Compensation  Arrangement for Malik
               M. Hasan, M.D., dated as of March 3, 1995, by and between HSI and Norwest Bank Colorado N.A. (filed as Exhibit 10.32 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

     10.24 Registration Rights Agreement dated as of March 2, 1995 between HSI and the Foundation (filed as Exhibit No. 28.2 to HSI's Cur-rent Report on Form 8-K dated March 2, 1995, which is incorpo-rated by reference herein).

     10.25 Description of Retention Payment Arrangement between Health Systems International, Inc. and Andrew Wang (filed as Exhibit
               10.10 to HSI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, which is incorporated by reference therein).

     10.26 Health Systems International, Inc. 1995 Stock Appreciation Right Plan (filed as Exhibit 10.12 to HSI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, which is incorporated by reference herein).

     10.27 Letter Agreement Re: Temporary Warehouse/Mail Center Operations Support, dated October 16, 1995, between Health Net and CBS Associates, Inc. (an affiliate of Charles Braden, a director of
               HSI) (filed as Exhibit 10.15 to HSI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, which is incorporated by reference herein).

     10.28 Employment Letter, dated June 9, 1995, between Philip Katz, Ph.D. and Health Net (filed as Exhibit 10.38 to HSI's Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated by reference herein).

     10.29 Agreement and accompanying Promissory Note, each dated August 17, 1995, between Philip Katz, Ph.D. and Health Net (filed as Exhibit
               10.39 to HSI's Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated by reference herein).

     10.30 Credit Agreement dated as of April 12, 1995 among Health Systems International, Inc., Bank of America National Trust and Savings Association, as Agent, and financial institutions party thereto (filed as Exhibit 10.17 to HSI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, which is incorporated by reference herein).

     10.31 Amended and Restated Credit Agreement dated as of April 26, 1996 among Health Systems International, Inc., Bank of America National Trust and Savings Association, as Agent, and financial institutions party thereto (filed as Exhibit 10.1 to HSI's
               Current Report on Form 10-K dated May 3, 1996, which is incorporated by reference herein).

     10.32 Amendment No. 1 to Credit Agreement dated as of May 10, 1996 among Health Systems International, Inc., Bank of America National Trust and Savings Association, as Agent, and financial institutions party thereto, a copy of which is filed herewith.

     11.1 Statement relative to computation of earnings per share of the Company, a copy of which is filed herewith.

     21.1 Subsidiaries of HSI (filed as Exhibit 21.1 to HSI's Annual Report on Form 10-K for the year ended December 31, 1995 which is incorporated by reference herein).

     27.1      Financial Data Schedule, a copy of which is filed herewith.

     (b)  Reports on Form 8-K

     The following Current Reports on Form 8-K were filed by HSI during the quarterly period ended March 31, 1996:

     1. A report dated April 10, 1996 was filed announcing that HSI intends to take an approximately $34.2 million pre-tax one-time restructuring charge in its second quarter ending June 30, 1996, amounting to approximately $.41 per share after tax, which charge will cover non-recurring costs of a comprehensive restructuring of HSI's Health Net subsidiary, computer software and hardware write-offs and the consolidation of certain operational functions of other subsidiaries.

     2. A report dated May 3, 1996 was filed announcing that HSI has entered into a new Amended and Restated Credit Agreement, dated as of April 26, 1996, providing for a $700 million revolving credit facility with a consortium of commercial banks.

     No other Current Reports on Form 8-K were filed by HSI during such period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HEALTH SYSTEMS INTERNATIONAL, INC.
                                   (Registrant)




     Date:     May 15, 1996        /s/ Malik M. Hasan, M.D.
                                   Malik M. Hasan, M.D., Chairman of the
                                   Board of Directors, President, and Chief
                                   Executive Officer


     Date:     May 15, 1996        /s/ E. Keith Hovland
                                   E. Keith Hovland, Executive Vice President
                                   Treasurer and Acting Chief Financial Officer