Form 10-Q
period 1996-06-30
HEALTH SYSTEMS INTERNATIONAL INC
filed 1996-08-14
CIK 916085

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to             .

                         Commission file number: 1-12718

                       HEALTH SYSTEMS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                         95-42288333
- ------------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation or      (I.R.S. Employer identification No.)
organization)

21600 Oxnard Street, Woodland Hills, CA                    91367
225 North Main Street, Pueblo, CO                          81003
- -----------------------------------------               -----------
(Address of principal executive offices)                (Zip Codes)

Registrant's telephone numbers, including area code: (818) 719-6978 (California)
                                                     (719) 542-0500 (Colorado)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         As of August 1, 1996, 29,028,935 shares of Class A Common Stock, $.001 par value per share, were outstanding (exclusive of 3,194,374 shares held as treasury stock) and 19,297,642 shares of Class B Common Stock, $.001 par value per share, were outstanding.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               Health Systems International, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Unaudited)
                        (In thousands, except share data)

                                                                                 June 30,               December 31,
                                                                                   1996                    1995
                                                                                -----------             ------------
ASSETS

Current assets
      Cash and equivalents                                                      $   103,787             $   225,932
      Marketable securities held for sale                                           387,689                 366,629
      Premiums receivable, net                                                       91,575                  91,106
      Prepaid expenses and other                                                     49,433                  34,849
      Deferred income taxes                                                          10,689                  18,902
                                                                                -----------             -----------
Total current assets                                                                643,173                 737,418
      Property and equipment, net                                                    80,260                  84,743
      Goodwill and other intangible assets, net                                     339,010                 336,365
      Deferred income taxes                                                           1,651                   1,958
      Other assets                                                                   55,406                  53,227
                                                                                -----------             -----------
Total assets                                                                    $ 1,119,500             $ 1,213,711
                                                                                ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Estimated claims payable                                                  $   245,986             $   310,392
      Shared risk and other settlements                                              12,921                  30,664
      Unearned subscriber premiums                                                   27,834                  91,596
      Accounts payable and accrued expenses                                          94,810                 120,161
      Federal and state income taxes payable                                         13,975                  13,196
      Notes payable, current portion                                                  2,299                   2,340
                                                                                -----------             -----------
Total current liabilities                                                           397,825                 568,349

      Notes payable                                                                 362,769                 354,080
      Other                                                                          12,385                   5,755
                                                                                -----------             -----------
Total liabilities                                                                   772,979                 928,184
                                                                                -----------             -----------

Stockholders' equity
      Preferred stock, $.001 par value
            Authorized shares - 10,000,000
            Issued and outstanding shares - none                                        --                      --
      Class A common stock, $.001 par value
            Authorized shares - 135,000,000
            Issued and outstanding shares - 32,194,194 in 1996
                  and 22,643,030 in 1995                                                 32                      23
      Class B nonvoting convertible common stock, $.001 par value
            Authorized shares - 30,000,000
            Issued and outstanding shares - 19,297,642 in 1996 and
            25,684,152 in 1995                                                           19                      26
      Additional paid-in capital                                                    185,461                  66,147
      Retained earnings                                                             259,073                 233,711
      Advance to repurchase 574,869 shares of Class A common stock in 1995                                  (16,330)
      Treasury Stock 3,194,374 shares of Class A common stock in 1996               (95,831)
      Unrealized gain/(loss) on marketable securities held for sale, net             (2,233)                  1,950
                                                                                -----------             -----------
Total stockholders' equity                                                          346,521                 285,527
                                                                                -----------             -----------
Total liabilities and stockholders' equity                                      $ 1,119,500             $ 1,213,711
                                                                                ===========             ===========

See accompanying notes to condensed consolidated financial statements.

               Health Systems International, Inc. and Subsidiaries

             Condensed Consolidated Statements of Income (Unaudited)

                      (In thousands, except per share data)



                                                    Three-Months Ended June 30,              Six-Months Ended June 30,
                                                  -------------------------------         -------------------------------
                                                     1996                 1995               1996                 1995
                                                  -----------         -----------         -----------         -----------
Revenues:
      Premium revenue                              $   777,524         $   649,930         $ 1,560,647         $ 1,268,868
Administrative services and
      other revenue                                     20,435              10,782              38,661              19,340
                                                   -----------         -----------         -----------         -----------
Total revenue                                          797,959             660,712           1,599,308           1,288,208
                                                   -----------         -----------         -----------         -----------
Operating Expenses:
      Health care expenses:
             Physician                                 311,447             240,439             609,151             486,988
             Hospital                                  257,853             215,488             536,086             414,535
             Pharmacy and other                         78,661              67,177             151,646             120,499
                                                   -----------         -----------         -----------         -----------
      Total health care expenses                       647,961             523,104           1,296,883           1,022,022

      Marketing, general and administrative             79,901              74,351             160,021             145,971
      Depreciation and amortization                     13,208              11,870              26,674              22,757
      Administrative services and
             other expenses                             17,229              10,166              33,562              18,138
      Merger-related costs                                                   2,185                                  11,112
                                                   -----------         -----------         -----------         -----------
Total operating expenses                               758,299             621,676           1,517,140           1,220,000
                                                   -----------         -----------         -----------         -----------
Operating income                                        39,660              39,036              82,168              68,208
      Investment income                                  9,956               7,671              18,779              15,103
       Interest expense                                 (6,000)             (4,877)            (11,932)             (9,246)
                                                   -----------         -----------         -----------         -----------
      Income before income taxes
             and minority interest                      43,616              41,830              89,015              74,065
      Income taxes                                      19,201              18,947              38,591              32,281
      Minority interest in loss of
             subsidiary                                     33                  83                  64                  93
                                                   ===========         ===========         ===========         ===========
Net Income                                         $    24,448         $    22,966         $    50,488         $    41,877
                                                   ===========         ===========         ===========         ===========

Earnings per share:
       Primary and fully diluted                   $      0.51         $      0.47         $      1.05         $      0.85
                                                   ===========         ===========         ===========         ===========

Weighted average common
shares outstanding:
       Primary                                          48,388              49,035              48,260              49,225
                                                   ===========         ===========         ===========         ===========
       Fully diluted                                    48,388              49,073              48,265              49,257
                                                   ===========         ===========         ===========         ===========

See accompanying notes to condensed consolidated financial statements.

               Health Systems International, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                                               Six-Months Ended June 30,
                                                                              ---------------------------
                                                                                1996               1995
                                                                              ---------         ---------
OPERATING ACTIVITIES
Net income                                                                    $  50,488         $  41,877
Adjustments to reconcile net income to net
     cash used by operating activities:
          Depreciation and amortization of fixed and intangible assets           26,674            22,757
          Deferred income taxes                                                   8,653            15,575
     Changes in operating assets and liabilities net of acquisition:
          Premiums receivable and unearned  subscriber premiums                 (64,231)            8,460
          Prepaid expenses and other                                            (14,730)          (15,005)
          Estimated claims payable, shared risk and other settlements           (82,149)          (31,199)
          Accounts payable and accrued expenses                                 (20,404)          (38,583)
          Federal and state income taxes payable                                  4,389            (4,141)
                                                                              ---------         ---------
Net cash used by operating activities                                           (91,310)             (259)

INVESTING ACTIVITIES
Sale or redemption of marketable securities held for sale                       127,129           119,101
Purchases of marketable securities held for sale                               (154,462)         (170,765)
Purchases of property and equipment                                             (14,568)          (18,814)
Acquisition of subsidiaries, net of cash acquired                                (4,114)          (90,639)
                                                                              ---------         ---------
Net cash used by investing activities                                           (46,015)         (161,117)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and
     employee stock plan purchases                                               15,719             2,288
Proceeds from sale of stock                                                      96,230                --
Borrowings                                                                        9,000           235,000
Purchase of treasury stock                                                     (105,417)          (13,302)
Advances to repurchase shares of Class A common stock                                             (12,997)
Repayment of debt and other non current liabilities                                (352)         (144,716)
                                                                              ---------         ---------
Net cash provided by financing activities                                        15,180            66,273

                                                                              ---------         ---------
Decrease in cash and equivalents                                               (122,145)          (95,103)
Cash and equivalents, beginning of period                                       225,932           267,877
                                                                              ---------         ---------
Cash and equivalents, end of period                                           $ 103,787         $ 172,774
                                                                              =========         =========

See accompanying notes to condensed consolidated financial statements.

                       HEALTH SYSTEMS INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.  BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements of Health Systems International, Inc. and its wholly and majority owned subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and to certain "Cautionary Factors" included elsewhere in this quarterly report on Form 10-Q.

2.  CREDIT FACILITY

         On April 26, 1996, the Company replaced its $400 million revolving credit facility obtained on April 12, 1995 with a $700 million revolving credit facility. Under the new credit facility, the Company may incur permitted subordinated indebtedness in a maximum aggregate amount not to exceed $150 million which is available for acquisition purposes and to provide short-term financing to repurchase shares of stock. The Company may elect from various short-term interest rates based upon a spread above the LIBOR rate; or the greater of the bank's reference rate or the federal funds rate plus 1/2%. In addition, the Company may elect a "competitive bid auction" in which participating banks are offered an opportunity to bid alternative rates. The credit facility is for a term of five years from the date of execution, with two one year extension options. At June 30, 1996, $319 million had been borrowed against the new $700 million credit facility.

3.  CONTINGENCIES

         In January 1995, two purported class action lawsuits were filed against the Company and the members of its Board of Directors alleging breach of fiduciary duties to its public stockholders by refusing to seriously consider certain acquisition bids for the Company. These lawsuits were subsequently consolidated into a single action. On April 19, 1996, such single, consolidated action was dismissed without prejudice.

         The Company is also involved in various other legal proceedings, most of which are routine to its business. In the opinion of management, based in part on advice from litigation counsel to the

Company, the resolution of these matters should not have a material adverse effect on the financial condition or results of operations of the Company.

4.  STOCKHOLDER'S EQUITY

         During the first quarter of 1996, the Company repurchased 303,879 shares of its Class A Common Stock from certain current and former management employees of the Company and HN Management Holdings, Inc., a predecessor to the Company, at a price of $31.55 per share. The repurchased shares were held pursuant to the Amended and Restated Health Net Associate Trust Agreement dated as of May 1, 1994 (the "Associate Trust Agreement"), on behalf of certain founding stockholders of the Company at the date of the conversion of Health Net to for-profit status (the "Class A Stockholders"). The repurchased shares, having an aggregate value of $9,587,000, were immediately canceled and netted against Class A Common Stock, Additional Paid-in-Capital and Retained Earnings.

         On May 15, 1996, the Company completed a public offering in which the Company sold 3,194,374 shares of Class A Common Stock and the California Wellness Foundation (the "Foundation") sold 6,386,510 shares of Class A Common Stock (constituting 6,386,510 shares of Class B Common Stock which automatically converted into shares of Class A Common Stock upon the sale) for a per share purchase price to the public of $30.00 (the "Offering"). The net proceeds received by the Company from the sale of the 3,194,374 shares of Class A Common Stock were approximately $92.4 million after deducting underwriting discounts and commissions and estimated expenses of the Offering payable by the Company. The Company used its net proceeds from the Offering to repurchase 3,194,374 shares of Class A Common Stock held pursuant to the Associate Trust Agreement from certain Class A Stockholders. The Company repurchased these shares of Class A Common Stock from the Class A Stockholders at $30.00 per share less transaction costs associated with the offering, amounting to $1.08 per share. All of these 3,194,374 shares of Class A Common Stock repurchased are currently held in treasury. The Company did not receive any of the proceeds from the sale of shares of Class A Common Stock in the Offering by the Foundation.

5.  RELATED PARTY TRANSACTION

         On April 14, 1995, a member of the Company's Board of Directors, who is also a Class A Stockholder, was provided a loan by the Company in the amount of $1.0 million, which was secured by shares of the Company's Class A Common Stock owned by such board member and held pursuant to the Associate Trust Agreement. On May 15, 1996, the note evidencing this loan was paid back in full by the board member as part of his stock sale during the Company's repurchase of Class A Common Stock held pursuant to the Associate Trust Agreement described above.

6. ACQUISITION

         On May 14, 1996, the Company announced that it had reached a definitive agreement with the St. Francis Health System to acquire Advantage Health, Inc., a managed care company headquartered in Pittsburgh, Pa., with approximately 60,000 members for approximately $12.5 million in cash. The transaction is subject to approvals from regulatory authorities, and other customary conditions of closing. The transaction is expected to close in the third quarter of 1996.

7. RESTRUCTURING CHARGE

         On April 10, 1996, the Company announced its intention to take a pre-tax one-time restructuring charge of approximately $34.2 million or $.41 per share after tax, during the second quarter of 1996. The charge was to cover non-recurring costs of a comprehensive restructuring of the Company's Health Net subsidiary, computer software and hardware write-offs, and the consolidation of certain operational functions of other subsidiaries.

         The Company subsequently put in place a new management team consisting of a new president and chief operating officer, and a new president and chief executive officer for both its Health Net and QualMed subsidiaries. To allow this new management team time to fully assess the impact of the proposed restructuring and consolidations of the Company's primary subsidiaries, the Company has postponed the restructuring charge until the third quarter of 1996.

         The restructuring of Health Net will include the reorganization of its management and operating structure and staff reductions. The software write-offs are related to abandoned development projects at Health Net, while the computer hardware write-offs recognize the obsolescence of certain equipment in the anticipation of significant system upgrades. A portion of the charge will also cover the Company's centralization of claims processing and certain other functions in its non-California health plans in Pueblo, Colorado. Since the restructuring of Health Net and the centralization of functions in Pueblo will occur throughout 1996, it is anticipated that savings from the restructuring charges, if any, will not become estimable or be realized until 1997.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Health Systems International, Inc. (the "Company") is one of the largest health maintenance organizations ("HMOs") in the United States, providing health care and administrative services to more than 1.9 million full-risk HMO and administrative services only ("ASO") members in California, Colorado, Connecticut, Idaho, New Jersey, New Mexico, Oregon, Pennsylvania and Washington. Through its operating subsidiaries, the Company provides a wide range of managed health care services through Network Model and Individual Practice Association Model HMOs. The Company also provides various tailored managed health care products, operates a preferred provider organization network and owns two health and life insurance companies.

         The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

         The following table sets forth certain selected operating statistics and membership data of the Company for the three and six month periods ended June 30, 1996.

               SUMMARY OF OPERATING STATISTICS AND MEMBERSHIP DATA

OPERATING STATISTICS

                                                        Three Months Ended June 30    Six Months Ended June 30
                                                        --------------------------    ------------------------
                                                           1996           1995          1996             1995
                                                          ------         ------         ------         ------
   Medical loss ratio (health care expense as a
   percentage of premium revenue)                           83.3%          80.5%          83.1%          80.5%

   Marketing, general and administrative expense
   including depreciation and amortization
   as a percentage of premium revenue                       12.0%          13.3%          12.0%          13.3%

   Net income as a percentage of total revenue               3.1%           3.5%           3.2%           3.3%

   Primary and fully diluted earnings per share
         (before net merger-related costs in 1995)        $ 0.51         $ 0.51         $ 1.05         $ 1.00
                                                          ======         ======         ======         ======

   Primary and fully diluted earnings per share           $ 0.51         $ 0.47         $ 1.05         $ 0.85
                                                          ======         ======         ======         ======

                                 Enrollment Data

                                                       June 30,
                                              --------------------------
                                                1996             1995
                                                ----             ----
           Members by Product Type
             Commercial                       1,594,849        1,497,891
             Medicare                           141,334          102,178
             Medicaid                            61,794           11,567
                                              ---------        ---------
                     Full Risk Members        1,797,977        1,611,636
             ASO                                114,525          150,407
             Managed                              4,551            4,202
                                              ---------        ---------
                     Total                    1,917,053        1,766,245
                                              =========        =========

           Members by State
             California                       1,323,926        1,317,928
             Colorado                            70,522           48,582
             New Mexico                          28,535           27,096
             Washington/Idaho                   113,415          123,960
             Oregon                              49,014           39,894
             Connecticut                        162,318          133,785
             Pennsylvania                       169,323           75,000
                                              ---------        ---------
                     Total                    1,917,053        1,766,245
                                              =========        =========

         The Company added 150,808 new full-risk and ASO members since the second quarter of 1995. Of this increase, 85,223 members resulted from the acquisition of Greater Atlantic Health Services, Inc., an HMO operating in Pennsylvania and New Jersey. Internal growth accounted for the remaining increase in enrollment of 65,585.

         For the period ended June 30, 1996, enrollment decreased by approximately 22,000 (1%) compared to December 31, 1995. The bulk of the enrollment decrease occurred during the first quarter of 1996. The decrease was due to the Company's efforts to maintain pricing discipline in the current competitive environment and marketplace uncertainty caused by the abandoned merger involving the Company and WellPoint Health Networks Inc. The decrease resulted from a 52,000 member reduction in commercial enrollment, partially offset by increases of 8,000, 12,000 and 10,000 in the Company's Medicare, Medicaid and ASO lines of business, respectively. Enrollment remained relatively stable throughout the second quarter of 1996.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

         Net income increased 6.5% to $24.4 million for the three months ended June 30, 1996, compared to $23.0 million, after net merger-related costs of $2.2 million, for the comparable period in 1995. The increase in net income reflected the Company's higher investment income, growth in membership and premium revenue, and a decrease in administrative expenses as a percentage of revenue, offset in part by an increase in the Company's medical loss ratio (i.e., health care expenses as a percentage of premium revenue, or "MLR") from 80.5% in the three months ended June 30, 1995 to 83.3% in the three months ended June 30, 1996.

Premium Revenue

         Premium revenue, excluding ASO revenue, increased $127.6 million or 19.6% in the second quarter of 1996 compared to the second quarter of 1995. The increase in premium revenue was reflective of increased membership and premium rate increases in the Medicare line of business. The Company's Northeast operations contributed $53.9 million of acquired premium growth and $35.7 million of post-acquisition internal premium growth between the second quarter of 1996 and the second quarter of 1995. On a same store basis, premium revenue (including post-acquisition internal premium growth in the Northeast) increased by $73.7 million or 11.3%, between the three month periods ended
June 30, 1996 and June 30, 1995.

                          Change in Net Premium Revenue
                                  (In Millions)
               Second Quarter 1996 Compared to Second Quarter 1995

         Change in revenue due to
          premium change (same store):
                                     Commercial        $ (1.9)
                                     Medicare             9.8
                                                       ------
                                                          7.9
         Change in revenue due to
          membership change (same store):
                                     Commercial          30.6
                                     Medicare            35.2
                                                       ------
                                                         65.8
         Change in revenue due to
          acquisitions:
                                     Commercial          31.2
                                     Medicare            22.7
                                                       ------
                                                         53.9
         Total change in revenue:
                                     Commercial          59.9
                                     Medicare            67.7
                                                       ------
                                                       $127.6

         Total member months (cumulative number of member service months during the period) increased by 12.5% to 5,397,000 during the second quarter of 1996 compared to the same period in 1995, and the combined per member per month ("PMPM") premium revenue increased by 6.3% to $144.07.

         On a same store basis, total member months increased by 7.1% to 5,139,000 during the second quarter of 1996 compared to the same period in 1995, and total PMPM premium revenue increased by 3.9% to $140.80.

         Commercial member months increased by 10.6% to 4,974,000 during the second quarter of 1996 compared to the same period in the prior year. For the quarter ended June 30, 1996, commercial premium revenue PMPM increased by .6% to $119.35, compared to the same period last year. Excluding the effects of Northeast acquisitions, commercial member months for the quarter ended
June 30, 1996 increased by 5.7% to 4,757,000 compared to the prior year period. Commercial premium revenue PMPM, excluding the effects of Northeast acquisitions, decreased by .3% to $118.25, compared to the same period last year. The decrease was due mainly to pricing pressures in the highly competitive California marketplace.

         Medicare member months increased by 41.3% to 422,000 during the first quarter of 1996 compared to the same period in the prior year. For the quarter ended June 30, 1996, Medicare premium revenue PMPM increased by 12.0% to $435.13, compared to the same period last year. Excluding the effects of Northeast acquisitions, Medicare member months for the quarter ended June 30, 1996 increased by 27.9% to 383,000. Medicare premium revenue PMPM, excluding the effects of Northeast acquisitions, increased by 8.4% to $421.19 compared to the same period last year. Increases in Medicare PMPM are principally a result of rate increases by the Federal Health Care Financing Administration.

Health Care Expenses

         Health care expenses increased by 23.9% from $523.1 million in the second quarter of 1995 to $648.0 million in the second quarter of 1996. On a PMPM basis, health care expenses for the quarter ended June 30, 1996 rose by 10.1% to $120.06 PMPM, versus $109.05 PMPM during the equivalent period in the prior year. During the same period, the Company's overall MLR increased to 83.3% as compared to 80.5% during the prior year's three-month period. The increase in the Company's MLR was principally a result of increases in pharmacy costs compared to the second quarter in 1995 and higher utilization of services coupled with premium rate reductions in the Company's Medicaid line of business in the Philadelphia market. In addition, flat PMPM growth in the California commercial market contributed to the increase in the Company's overall MLR.

         Commercial health care expenses on a PMPM basis in the quarter ended June 30, 1996 increased by 4.6% to $97.34 compared to $93.09 during the same period last year. The Commercial MLR increased to 81.6% from 78.4% for the comparable period in 1995. As previously described, the increase reflects higher pharmacy costs, increased utilization, higher medical costs for the Company's Philadelphia Medicaid business and flat PMPM revenue growth in the California commercial market.

         Medicare health care expenses on a PMPM basis in the quarter ended June 30, 1996 increased by 11.0% to $387.58, compared to $349.11 during the same period last year. The Medicare MLR decreased to 89.1% from 89.9% for the second quarter of 1995. The reduction in this overall

Medicare MLR is primarily a result of an 82% MLR for the Company's Philadelphia Medicare business offset, in part, by higher pharmacy costs in the Company's California Medicare business.

Marketing, General and Administrative Expenses

         Marketing, general and administrative expenses, excluding the effects of the Company's ASO business, decreased to 10.3% of premium revenue in the second quarter of 1996 as compared to 11.4% during the second quarter of the prior year. The decrease in marketing, general and administrative expenses reflects the Company's ongoing efforts to aggressively control its administrative costs.

Depreciation and Amortization Expenses

         Depreciation and amortization expenses remained relatively static as a percentage of premium revenue for the three months ended June 30, 1996, compared to the same period in 1995. These expenses were $13.2 million (1.7% of premium revenue) in the second quarter of 1996 compared to $11.9 million (1.8% of premium revenue) in the second quarter of 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

         Net income increased 20.6% to $50.5 million for the six months ended June 30, 1996, compared with $41.9 million, after merger related costs net of tax of $7.5 million, for the comparable period in 1995. The increase in net income reflected the Company's growth in membership and premium rates, and a decrease in administrative expenses as a percentage of revenue, offset in part by an increase in the Company's MLR from 80.5% for the six months ended June 30, 1995 to 83.1% for the six months ended June 30, 1996.

Premium Revenue

         Premium revenue, excluding ASO revenue, increased $291.8 million or 23% in the first six months of 1996 compared to the first six months of 1995.
The Company's Northeast acquisitions contributed $129.5 million of acquired premium growth and $69.2 million of post-acquisition internal premium growth between the first six months of 1996 and the first six months of 1995. On a same store basis, premium revenue (including post-acquisition internal premium growth in the Northeast) increased by $162.3 million or 12.8%, between the six month periods ended June 30, 1996 and June 30, 1995.

                          Change in Net Premium Revenue
                                  (In Millions)
             Six Months Ended 1996 Compared to Six Months Ended 1995

         Change in revenue due to
          premium change (same store):
                                     Commercial               $ (8.2)
                                     Medicare                   18.2
                                                              ------
                                                                10.0
         Change in revenue due to
          membership change (same store):
                                     Commercial                 69.8
                                     Medicare                   82.5
                                                              ------
                                                               152.3
         Change in revenue due to
           acquisitions:
                                     Commercial                 84.6
                                     Medicare                   44.9
                                                              ------
                                                               129.5
         Total change in revenue:
                                            Commercial         146.2
                                            Medicare           145.6
                                                              ------
                                                              $291.8

         Total member months increased by 15.2% to 10,827,000 during the first six months of 1996 compared to the same period in 1995, and the combined
PMPM premium revenue increased by 6.8% to $144.15.

         On a same store basis, total member months increased by 8.4% to 10,186,000 during the first six months of 1996 compared to the same period in 1995, and total PMPM premium revenue increased by 4.1% to $140.51.

         Commercial member months increased by 13.1% to 9,986,000 during the first six months of 1996 compared to the same period in the prior year. For the six months ended June 30, 1996, commercial premium revenue PMPM increased by .8% to $119.71, compared to the same period the prior year. Excluding the effects of Northeast acquisitions, commercial member months for the six months ended June 30, 1996 increased by 6.7% to 9,425,000 compared to the prior year period. Commercial premium revenue PMPM, excluding the effects of Northeast acquisitions, decreased by .8% to $117.85, compared to the same period last year. The decrease was due mainly to pricing pressures in the highly competitive California marketplace.

         Medicare member months increased by 48.8% to 841,000 during the first six months of 1996 compared to the same period in the prior year. For the six months ended June 30, 1996,

Medicare premium revenue PMPM increased by 11.7% to $434.37, compared to the same period last year. Excluding the effects of Northeast acquisitions, Medicare member months for the six months ended June 30, 1996 increased by 34.7% to 761,000. Medicare premium revenue PMPM, excluding the effects of Northeast acquisitions, increased by 8.3% to $421.01 compared to the same period last year. Increases in Medicare PMPM are principally a result of rate increases by the Federal Health Care Financing Administration.

Health Care Expenses

         Health care expenses increased by 26.9% from $1.0 billion in the first six months of 1995 to $1.3 billion in the first six months of 1996. On a PMPM basis, health care expenses for the first six months ended June 30, 1996 rose by 10.1% to $119.79 PMPM, versus $108.75 PMPM during the equivalent period in the prior year. During the same period, the Company's MLR increased to 83.1% as compared to 80.5% during the prior year's six month period. The increase in the Company's MLR was principally a result of increases in pharmacy costs compared to the first six months of 1995 and higher utilization of services coupled with premium rate reductions in the Company's Medicaid line of business in the Philadelphia market. In addition, flat PMPM growth in the California commercial market contributed to the increase in the Company's overall MLR.

         Commercial health care expenses on a PMPM basis for the six month period ended June 30, 1996 increased by 3.4% to $96.93 compared to $93.78 during the same period in 1995. The Commercial MLR increased to 81.0% for the first six months of 1996 from 78.9% for the comparable period in 1995. The increase reflects higher pharmacy and outpatient costs in certain of the Company's markets, the previously described higher medical costs for the Company's Philadelphia Medicaid business and flat PMPM revenue growth in the California commercial market.

         Medicare health care expenses on a PMPM basis in the six months ended June 30, 1996 increased by 14.1% to $391.19, compared to $342.77 during the same period last year. The Medicare MLR increased to 90.1% from 88.2% for the first six months of 1995. The increase in this overall Medicare MLR is primarily a result of unusually high Medicare fee for service claims volumes during the first quarter of 1996.

Marketing, General and Administrative Expenses

         Marketing, general and administrative expenses, excluding the effects of the Company's ASO business, decreased to 10.3% of premium revenue in the first six months of 1996 as compared to 11.5% during the first six months of the prior year. The decrease in marketing, general and administrative expenses reflects the Company's ongoing efforts to aggressively control its administrative costs.

Depreciation and Amortization Expenses

         Depreciation and amortization expenses remained relatively static as a percentage of premium revenue in the first six months of 1996 as compared to the first six months of 1995. These expenses were $26.7 million (1.7% of premium revenue) in the first six months of 1996 as compared to $22.8 million (1.8% of premium revenue) in the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash is premium revenue. Its primary uses of cash are claims and capitation payments. Estimates of future cash flows include a component to account for the delay between providing health care services and reporting their cost. The estimate is based on actuarial projections of claims and other costs, claims paid history, membership growth, inflation, seasonality, claims inventory and reserves.

         The Company's capital resources are managed according to certain guidelines intended to ensure liquidity and maximize total return by assuming prudent investment risks. The Company's liquidity requirements consist of the need to service medical claims in a timely manner and to satisfy shared risk and other obligations. Such requirements are the principal factors in determining the appropriate investment portfolio mix. The Company presently invests primarily in a variety of fixed-income obligations according to established investment guidelines.

         During the first six months of 1996, cash used by operating activities was $91.3 million, compared with cash used of $.3 million in the comparable prior year period. This increase in cash used by operating activities is due primarily to payments of claims payable, shared risk settlement, accounts payable and accrued expenses, and the timing of receipts of unearned subscriber premiums. Increased efficiencies in the Company's claims processing areas allowed accelerated handling of claims, as well as reductions in claims inventories.

         Cash used by investing activities decreased from $161.1 million in the six months ended June 30, 1995 to $46.0 million in the six months ended June 30, 1996, while cash provided by financing activities also decreased from $66.3 million to $15.2 million during such periods. Decreases in these cash flow categories resulted from limited acquisition activity during the first six months of 1996, as compared to the comparable prior year period.

         The Company's current ratios at June 30, 1996 and December 31, 1995 were 1.62 to 1 and 1.30 to 1, respectively. The increase in the Company's current ratio is primarily attributable to decreased current liabilities resulting from increased payments of claims, accounts payable and accrued expenses, as well as reductions in unearned premiums as of June 30, 1996.

         Outstanding notes payable amounted to $365.1 million at June 30, 1996, an increase of $8.7 million from December 31, 1995, resulting primarily from additional borrowings relating to the stock repurchases during the first quarter of 1996 (see note 4 of the Notes to Condensed Consolidated Financial Statements). Principal and interest requirements of notes payable are scheduled at between $19 and $25 million per year through 2006. The Company believes that cash from operations and existing working capital are adequate to fund existing obligations, introduce new products and services and continue to develop health care-related businesses. The Company regularly evaluates its cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through additional debt or equity, the sale of investment securities or otherwise, as appropriate.

         On April 26, 1996, the Company obtained an unsecured $700 million revolving line of credit from a lending syndicate led by Bank of America and co-agented by Industrial Bank of Japan and Citibank. The new credit facility replaced the Company's previous $400 million credit facility. Under the credit facility the Company may incur permitted subordinated indebtedness in a maximum aggregate amount not to exceed $150 million which is available for acquisition and other purposes, and to provide short-term financing to repurchase shares of stock. As of June 30, 1996, $319 million was outstanding under the Company's new credit facility.

         Under the terms of the five-year Credit Facility, the Company pays interest at a variable rate (See note 2 of the Notes to Condensed Consolidated Financial Statements).

         The Company's subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. The long-term portion of principal and interest payments under the notes payable to the Foundation is subordinated to Health Net meeting its tangible net equity ("TNE") requirements under applicable California laws and regulations. As of June 30, 1996, each of the Company's subsidiaries was in compliance with its minimum capital requirements.

IMPACT OF INFLATION AND OTHER ELEMENTS

         The managed health care industry is labor intensive and its profit margin is low. Hence, it is especially sensitive to inflation. Increases in medical expenses without corresponding increases in premiums could have a material adverse effect on the Company.

         Various federal and state legislative initiatives regarding the health care industry have been proposed during recent legislative sessions, and health care reform and similar issues continue to be in the forefront of social and political discussion. If health care reform or similar legislation is enacted, such legislation could impact the Company. Management cannot at this time predict whether any such initiative will be enacted and, if enacted, the impact on the financial condition or operations of the Company.

         Reference is also made to the disclosures contained under the heading "Cautionary Factors" included elsewhere in this Quarterly Report on Form 10-Q, which could cause the Company's actual results to differ from those projected in forward looking statements of the Company made by or on behalf of the Company. In addition, certain of these factors may have affected the Company's past results and may affect future results.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Class Action Lawsuits

         On January 4, 1995, a purported class action lawsuit was filed in the Delaware Court of Chancery under the caption Philip Laufer v. Roger F. Greaves, et al., C.A. No. 13952 (the "Laufer Complaint"), against the Company and the members of its Board of Directors. The Laufer Complaint alleged that the individual directors breached their fiduciary duties to the Company's public stockholders by allegedly refusing to seriously consider certain acquisition bids for the Company. The Laufer Complaint further alleged that the individual directors had put their own interest before the interests of the Company's public stockholders and deprived the public stockholders of the opportunities to operate competitively in the HMO marketplace and maximize the value of their investment. The Laufer Complaint requested an injunction ordering the Company's directors: to evaluate alternatives to maximize shareholder value; to ensure that no conflicts exist between the individual directors' interests and their fiduciary obligations to the public stockholders; and to account for all damages allegedly suffered by the class members. The Laufer Complaint also requested that the Court order the defendants to pay plaintiffs' costs and disbursements including attorneys' and expert fees.

         On January 5, 1995, a second purported class action lawsuit was brought in the Delaware Court of Chancery under the caption, John E. Kovalchick v. Health Systems International, Inc. et al., C.A. No. 13953 (the "Kovalchick Complaint"), against the Company and the members of its Board of Directors. The Kovalchick Complaint made allegations similar to those in the Laufer Complaint and sought similar relief. By order of the Court of Chancery dated March 6, 1995, the Laufer and Kovalchick actions were consolidated under the caption In re Health Systems International, Inc. Shareholders Litigation, Consolidated C.A. No. 13952 (the "Consolidated Action"). On March 31, 1995, all defendants filed answers in the Consolidated Action. On April 19, 1996, the Court entered a Stipulation and Order of Dismissal dismissing the Consolidated Action without prejudice.

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

         On May 25, 1995, the Petitioners filed an amended petition expanding the original claims and adding a new cause of action for a declaratory judgment that would revoke the rescission of the issuance of the Restricted Shares. The DOC and The California Wellness Foundation (the "Foundation") filed new demurrers to the amended petition on July 3, 1995. At a hearing on July 28, 1995, the Court sustained the demurrers without leave to amend. On August 7, 1995, the Petitioners filed objections to the Court's Statement of Decision. On August 15, 1995, the Court overruled the objections of the Petitioners to the Court's Statement of Decision. On September 8, 1995, the Court entered an Order of Dismissal, and the Amended Petition for Writ of Mandate and Complaint for Declaratory Relief of the Petitioners was dismissed. On September 19, 1995, the DOC served notice of the entry of the Order of Dismissal. On October 18, 1995, the Petitioners filed a Notice of Appeal. The opening brief was filed on March 15, 1996, and the Respondents' briefs were filed on or around June 13, 1996. The Reply Briefs are due August 19, 1996.

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

Miscellaneous Proceedings

         The Company and certain of its subsidiaries are also parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of its business. Based upon information presently available, management of the Company is of the opinion, based in part on advice from litigation counsel to the Company, that the final outcome of all such proceedings should not have a material adverse effect upon the Company's results of operations or financial condition.

ITEM 2.       CHANGES IN SECURITIES

Revolving Credit Facility

         On April 26, 1996, the Company entered into an Amended and Restated Credit Agreement among the Company, Bank of America National Trust and Savings Association ("Bank of America"), as agent, and certain financial institutions which are parties thereto (the "Credit Agreement") pursuant to which the Company obtained an unsecured five-year $700 million revolving credit facility. The Credit Agreement replaced the Company's prior credit agreement providing for an unsecured $400 million revolving credit facility, which prior agreement was also entered into by the Company with Bank of America, as agent.

         Specifically, Section 7.11 of the Credit Agreement provides that the Company and its subsidiaries may, so long as no event of default exists (i) declare and distribute stock as a dividend; (ii) purchase, redeem or acquire its stock, options and warrants with the proceeds of concurrent public offerings and
(iii) declare and pay dividends or purchase, redeem or otherwise acquire its capital stock, warrants, options or similar rights with cash so long as the sum of such acquisitions does not exceed $150 million plus 25% of the net income of the Company and its subsidiaries in fiscal 1995 plus 50% of the net income of the Company and its subsidiaries in fiscal 1996 and subsequent years (calculated on a cumulative consolidated basis).

         In addition, under the Credit Agreement as originally executed the Company was allowed to incur Subordinated Indebtedness (as defined in the Credit Agreement) to repurchase its Class A Common Stock, but was limited to repurchasing not more than 50% of the Class A Common Stock held by certain designated stockholders (the "50% Repurchase Limitation"). The Credit Agreement was amended by Amendment No. 1 thereto on May 10, 1996 to eliminate the 50% Repurchase Limitation.

         On May 28, 1996, the Credit Agreement was further amended by Amendment No. 2 thereto to clarify the definition of the term "LIBOR Base Rate," a copy of which Amendment No. 2 to the Credit Agreement is filed herewith.

Shareholder Rights Plan

         On May 20, 1996, the Board of Directors of the Company declared a dividend distribution of one right (a "Right") for each outstanding share of the Company's Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"), to stockholders of record at the close of business on July 31, 1996 (the "Record Date"). The Board of Directors of the Company also authorized the issuance of one Right for each share of Common Stock issued after the Record Date and prior to the earliest of the Distribution Date (as defined below), the redemption of the Rights and the expiration of the Rights and in certain other circumstances. Rights will attach to all Common Stock certificates representing shares then outstanding and no separate Rights Certificates will be distributed. Subject to certain exceptions contained in the Rights Agreement dated as of June 1, 1996 by and between the Company and Harris Trust and Savings Bank, as Rights Agent (the "Rights Agreement"), the Rights will separate from the Common Stock in the event any person acquires 15% or more of the outstanding Class A Common Stock, the Board of Directors of the Company declares a holder of 10% or more of the outstanding Class A Common Stock to be an "Adverse Person," or any person commences a tender offer for 15% of the Class A Common Stock (each event causing a "Distribution Date").

         Except as set forth below and subject to adjustment as provided in the Rights Agreement, each Right entitles its registered holder, upon the occurrence of a Distribution Date, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, at a price of $170.00 per one-thousandth share. However, in the event any person acquires 15% or more of the outstanding Class A Common Stock, or the Board of Directors of the Company declares a holder of 10% or more of the outstanding Class A Common Stock to be an "Adverse Person," the Rights (subject to certain exceptions contained in the Rights Agreement) will instead become exercisable for Class A Common Stock having a market value at such time equal to $340.00. The Rights are redeemable under certain circumstances at $.01 per Right and will expire, unless earlier redeemed, on July 31, 2006.

         A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File No. 001-12718), and is available free of charge from the Company. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 20, 1996, the Company held its 1996 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders voted upon proposals to (1) elect five directors for a term of three years ("Proposal 1"); and (2) ratify the selection of Deloitte & Touche LLP as the Company's independent public accountants for the year ended December 31, 1996 ("Proposal 2").

         The following provides voting information for all matters voted upon at the Annual Meeting, and includes a separate tabulation with respect to each nominee for director:

Proposal 1

Director Nominee                Votes For       Votes Against     Votes Withheld
- ----------------                ---------       -------------     --------------
Malik M. Hasan, M.D.            20,096,641            0           114,646
Lawrence E. Austin, M.D.        20,097,124            0           114,163
Dale T. Berkbigler, M.D.        20,091,173            0           120,114
Roger F. Greaves                20,096,248            0           115,039
Kenneth W. Kizer                20,097,324            0           113,963


         Each of Drs. Hasan, Austin, Berkbigler and Kizer and Mr. Greaves was elected as a Class III director for a three-year term at the Annual Meeting. Other directors whose term of office as directors continued after the Annual Meeting were: J. Thomas Bouchard, Charles T. Braden, George Deukmejian, Thomas
T. Farley, Michael E. Gallagher, E. Keith Hovland, Robert L. Montgomery, Douglas
M. Mancino and J. Kevin Murphy. Mr. Hovland resigned as a director effective May 15, 1996 in connection with his retirement from the Company. Jay M. Gellert was elected as a director of the Company as of July 1, 1996.

Proposal 2

         With respect to the ratification of the selection of Deloitte & Touche LLP as the Company's independent public accountants for the year ended December 31, 1996, 20,201,358 votes were cast in favor, 3,498 votes were cast against and 6,431 votes were withheld for such proposal.

         In total, 22,329,678 shares of Class A Common Stock were eligible to vote at the Annual Meeting, 20,211,287 shares were voted at the Annual Meeting and 2,118,391 shares were unvoted at the Annual Meeting.

ITEM 5.       OTHER INFORMATION

Public Offering

         On May 15, 1996, the Company completed a public offering (the "Offering") in which the Company sold 3,194,374 shares of Class A Common Stock and the Foundation sold 6,664,964 shares of Class A Common Stock (constituting 6,664,964 shares of Class B Common Stock which automatically converted into shares of Class A Common Stock upon the sale) for a per share purchase price to the public of $30.00. The proceeds received by the Company from the sale of the 3,194,374 shares of Class A Common Stock were approximately $92.4 million after deducting underwriting discounts and commissions and estimated expenses of the Offering payable by the Company. The Company used its net proceeds from the Offering to repurchase 3,194,374 shares of Class A Common Stock held pursuant to the Amended and Restated Health Net Associate Trust Agreement dated as of May 1, 1994 (the "Associate Trust Agreement"), on behalf of certain founding stockholders of the Company at the date of the conversion of Health Net to for-profit status (the "Class A Stockholders"). The repurchase price per share paid by the Company to repurchase these shares of Class A Common Stock from the Class A Stockholders was $28.92, which represented the net proceeds per share received by the Company in the Offering. All 3,194,374 of such shares repurchased by the Company are currently held as treasury stock. The Company did not receive any of the proceeds from the sale of shares of Class A Common Stock by the Foundation.

Revolving Credit Facility

         As indicated in Item 2 above, on April 26, 1996 the Company executed the Credit Agreement which provides an unsecured five-year $700 million revolving credit facility. A copy of the Credit Agreement was attached as
Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 26, 1996. Amendment No. 1 to the Credit Agreement was attached as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and Amendment No. 2 to the Credit Agreement is attached as Exhibit 10.33 to this Quarterly Report on Form 10-Q. Capitalized terms used but not defined herein have the meanings set forth in the Credit Agreement.

         Approximately $319 million which was borrowed under the Company's prior $400 million credit facility was rolled into the new facility under the Credit Agreement. The new facility is available to the Company and its subsidiaries for general corporate purposes including Permitted Acquisitions and Joint Ventures and, if the Company should elect, to repurchase or redeem the Company's capital stock to the extent allowed by the Federal Reserve Board Regulations and other requirements of law and as set forth in the Credit Agreement. As of June 30, 1996, the Company had drawn approximately $319 million under the facility of which approximately $135 million had been applied to pay a portion of the notes payable to the Foundation, approximately $100 million had been drawn to fund the Company's acquisition of M.D. Enterprises of Connecticut, Inc., approximately $75 million had been drawn to fund the Company's acquisition of G.H. Holding Corporation and approximately $9 million had been drawn to fund certain stock repurchases from the Class A Stockholders in February of 1996.

         Bank of America is the lead bank and agent for the other participating banks named in the Credit Agreement. At the election of the Company, and subject to customary covenants, loans can be initiated on a bid or committed basis and will carry interest at offshore or domestic rates, but subject to the applicable LIBOR Rate or the Base Rate, of .50% above the Federal Funds Rate or the Bank of America "reference rate." Actual rates on borrowings under the facility will vary based on competitive bidding, sources of funds and the Company's senior leverage ratio at the time of the borrowing. The facility is available for five years, until April 2001, but may be extended, under certain circumstances, for two additional years until April 2003.

         Loans under the facility are unsecured but the Company and its subsidiaries are subject to affirmative and negative covenants. As described in
Item 2 above, these include limitations on the payment of cash dividends on the Company's capital stock and, in certain cases, the redemption or repurchase of capital stock or securities. In addition to obligations incurred under the facility, the Company and its subsidiaries are entitled to incur Permitted Subordinated Indebtedness for seller financing of Permitted Acquisitions and certain other items in an aggregate amount of up to $150 million and to incur unsecured indebtedness to repurchase the Company's Class A Common Stock.

         Under the Credit Agreement, the Company is (i) obligated to maintain at all times a Total Leverage Ratio not to exceed 3 to 1, a Fixed Charge Coverage of not less than 2.75 to 1 and to preserve its combined net worth and Permitted Class A Subordinated Indebtedness (as defined in the Credit Agreement) at not less than $100 million plus 50% of net income after December 31, 1994 on a cumulative consolidated basis, (ii) obligated to limit liens on its assets to those incurred in the normal course and for taxes and other similar obligations, and (iii) subject to customary covenants to dispose of assets only in the ordinary course and generally at fair value, to restrict mergers and consolidations to those permitted under the Credit Agreement, and to limit loans, leases, joint ventures and contingent obligations and certain transactions with affiliates. Upon the occurrence of a default or an event of default, the Company and its subsidiaries would be subject to further restrictions, including with respect to the operating HMO subsidiaries, an obligation to advance to the parent company reserves in excess of those held to comply with state and similar administrative requirements.

Cautionary Statements

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company.

         The Company wishes to caution readers that the following factors, among others, could cause the Company's actual financial or enrollment results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to the Company. The following factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

         In making these statements, the Company is not undertaking to address or update each factor in future filings or communications regarding the Company's business or results, and is not undertaking to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, certain of the matters discussed below may have affected the Company's past results and may affect future results.

         Health Care Costs. A large portion of the revenue received by the Company is expended to pay the costs of health care services or supplies delivered to its members. The total health care costs incurred by the Company are affected by the number of individual services rendered and the cost of each service. Much of the Company's premium revenue is set in advance of the actual delivery of services and the related incurring of the cost, usually on a prospective annual basis. While the Company attempts to base the premiums it charges at least in part on its estimate of expected health care costs over the fixed premium period, competition, regulations and other circumstances may limit the Company's ability to fully base premiums on estimated costs. In addition, many factors may and often do cause actual health care costs to exceed those costs estimated and reflected in premiums. These factors may include increased utilization of services, increased cost of individual services, catastrophes, epidemics, seasonality, general inflation, new mandated benefits or other regulatory changes and insured population characteristics.

         Marketing. The Company markets its products and services through both employed sales people and independent sales agents. Although the Company has a number of such sales employees and agents, if certain key sales employees or agents or a large subset of such individuals were to leave the Company, its ability to retain existing customers and members could be impaired. In addition, certain of the Company's customers or potential customers consider rating, accreditation or certification of the Company by various private or governmental bodies or rating agencies necessary or important. Certain of the Company's health plans or other business units may not have obtained or may not desire or be able to obtain or maintain such accreditation or certification which could adversely affect the Company's ability to obtain or retain business with such customers.

         The managed care industry has recently received a significant amount of negative publicity. Such general publicity, or any negative publicity regarding the Company in particular, could adversely affect the Company's ability to sell its products or services or could create regulatory problems for the Company.

         Competition. The Company competes with a number of other entities in the geographic and product markets in which it operates, some of which other entities may have certain characteristics or capabilities which give them an advantage in competing with the Company. The Company believes there are few barriers to entry in these markets, so that the addition of new competitors can occur relatively easily. Certain of the Company's customers may decide to perform for themselves functions or services formerly provided by the Company, which should result in a decrease in the Company's revenues. Certain of the Company's providers may decide to market products and services to Company customers in competition with the Company. In addition, significant merger and acquisition activity has occurred in the industry in which the Company operates as well as in industries which act as suppliers to the Company such as the hospital, physician, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. To the extent that there is strong competition or that competition intensifies in any market, the Company's ability to retain or increase customers, its revenue growth, its pricing flexibility, its control over medical cost trends and its marketing expenses may all be adversely affected.

         Provider Relations. One of the significant techniques the Company uses to mange health care costs and utilization and monitor the quality of care being delivered is contracting with physicians, hospitals and other providers. Because of the large number of providers with which the Company's health plans contract, the Company currently believes it has a limited exposure to provider relations issues. In any particular market, however, providers could refuse to contract with the Company, demand higher payments or take other actions which could result in higher health care costs, less desirable products for customers and members or difficulty in meeting regulatory or accreditation requirements.

         In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or even monopolies. Many of these providers may compete directly with the Company. If such providers refuse to contract with the Company or utilize their market position to negotiate favorable contracts or place the Company at a competitive disadvantage, the Company's ability to market products or to be profitable in those areas could be adversely affected.

         Administration and Management. The level of administrative expense is a partial determinant of the Company's profitability. While the Company attempts to effectively manage such expenses, increases in staff-related and other administrative expenses may occur from time-to-time due to business or product start-ups or expansions, growth or changes in business, acquisition, regulatory requirements or other reasons. Such expense increases are not clearly predictable and increases in administrative expenses may adversely affect results.

         The Company's business is significantly dependent on effective information systems. The Company has many different information systems for its various businesses. The Company is in the process of attempting to reduce the number of systems and also upgrade and expand its information systems capabilities. Failure to maintain an effective information system could result in loss of existing customers and difficulty in attracting new customers, customer and provider disputes, regulatory problems, increases in administrative expenses or other adverse consequences. In addition, the Company may, from time-to-time, obtain significant portions of its systems-related or other services or facilities from independent third parties which may make the Company's operations vulnerable to such third parties' failure to perform adequately.

         The Company currently believes it has a relatively experienced, capable management staff. Loss of certain managers or a number of such managers could adversely affect the Company's ability to administer and manage its business.

         Management of Growth. The Company has made several large acquisitions in recent years, and has an active ongoing acquisition program. Failure to effectively integrate acquired operations could result in increased administrative costs or customer confusion or dissatisfaction. The Company may also not be able to manage this growth effectively, including not being able to continue to develop processes and systems to support its growing operations. There can be no assurance that the Company will be able to maintain its historical growth rate.

         Government Programs and Regulation. The Company's business is heavily regulated. The laws and rules governing the Company's business and interpretations of those laws and rules are subject to frequent change. Existing or future laws and rules could force the Company to change how it does business and may restrict the Company's revenue and/or enrollment growth and/or increase its health care and administrative costs. Regulatory approvals must be obtained and maintained to market many of the Company's products and services. Delays in obtaining or failure to obtain or maintain such approvals could affect the Company's revenue or the number of its members, or could increase costs.

         A significant portion of the Company's revenues relate to federal, state and local government health care coverage programs. These types of programs, such as Medicare and Medicaid programs, are generally subject to frequent change including changes which may reduce the number of persons enrolled or eligible, reduce the revenue received by the Company or increase the Company's administrative or health care costs under such programs. Such changes may in the future adversely affect the Company's results and its willingness to participate in such programs.

         The Company is also subject to various governmental audits and investigations. Such activities could result in the loss of licensure or the right to participate in certain programs, or the imposition of fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect the Company's reputation in various markets and make it more difficult for the Company to sell its products and services.

         Loss Reserves. The Company's loss reserves are estimates of future costs based on various assumptions. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicial administration of claims, medical costs and other factors. Included in the loss reserves are estimates for incurred but not reported ("IBNR") claims which are established for unreported claims and adverse loss developments relating to current and prior years. On a quarterly basis, the Company and an independent actuary review the adequacy of its loss reserves using generally accepted actuarial methods, and annually, an opinion is used by the actuary as to the adequacy of the reserves. If the assumptions on which the estimates are based prove to be incorrect and reserves are inadequate to cover the Company's actual experience, the Company's profitability could be adversely affected.

         Litigation and Insurance. The Company is subject to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including for securities fraud, and intellectual property related litigation. In addition, because of the nature of its business, the Company incurs and likely will continue to incur potential liability for claims related to its business, such as failure to pay for or provide health care, poor outcomes for care delivered or arranged, provider disputes, including disputes over withheld compensation and claims related to self-funded business. In some cases, substantial non-economic or punitive damages may be sought. While the Company currently has insurance coverage for some of these potential liabilities, others may not be covered by insurance, the insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

         Stock Market. Recently, the market prices of the securities of certain of the publicly-held companies in the industry in which the Company operates have shown volatility and sensitivity in response to many factors, including public communications regarding managed care, legislative or regulatory actions, health care cost trends, pricing trends, competition, earning or membership reports of particular industry participants, and acquisition activity. There can be no assurances regarding the level of stability of the Company's share price at any time or the impact of these or any other factors on the share price.

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

         2.2.2 Amended and Restated Agreement and Plan of Merger dated January 13, 1995 by and among Health Systems International, Inc., M.D. Enterprises of Connecticut, Inc., M.D. Health Plan, Inc. and MDE Merger Sub, Inc., (included in Annex A to the Proxy Statement/Prospectus, filed with Amendment No. 1 to HSI's Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

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

         4.1      Form of Class A Common Stock Certificate of HSI (included as
                  Exhibit 4.2 to HSI's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively which is incorporated by reference herein).

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

         10.24 Registration Rights Agreement dated as of March 2, 1995 between HSI and the Foundation (filed as Exhibit No. 28.2 to HSI's Current Report on Form 8-K dated March 2, 1995, which is incorporated by reference herein).

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

          10.32 Amendment No. 1 to Credit Agreement dated as of May 10, 1996 among Health Systems International, Inc., Bank of America National Trust and Savings Association, as Agent, and financial institutions party thereto (filed as Exhibit 10.32 to HSI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which is incorporated by reference herein).

         *10.33 Amendment No. 2 to Credit Agreement dated as of May 28, 1996 among Health Systems International, Inc., Bank of America National Trust and Savings Association, as Agent, and financial institutions party thereto, a copy of which is filed herewith.

         *10.34 Confidential Settlement and Separation Agreement and General Release dated as of June 15, 1996 by and between E. Keith Hovland and HSI, a copy of which is filed herewith.

         *10.35   Employment Letter Agreement dated May 28, 1996 between Michael
                  D. Pugh and QualMed, Inc., a copy of which is filed herewith.

         *10.36   Employment Letter Agreement dated June 4, 1996 between Arthur
                  M. Southam and HSI and Health Net, a copy of which is filed herewith.

          10.37 Rights Agreement dated as of June 1, 1996 by and between the Company and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File No. 001-12718) which is incorporated by reference herein).

         *11.1 Statement relative to computation of earnings per share of the Company, a copy of which is filed herewith.

          21.1 Subsidiaries of HSI (filed as Exhibit 21.1 to HSI's Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated by reference herein).

         *27.1    Financial Data Schedule, a copy of which is filed herewith.

                  *        A copy of the Exhibit is filed herewith.

(b)      Reports on Form 8-K

         The following Current Reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 1996:

         1. A report dated April 11, 1996 was filed announcing that the Company intended to take an approximately $34.2 million pre-tax one-time restructuring charge in its second quarter ending June 30, 1996, amounting to approximately $.41 per share after tax, which charge would cover non-recurring costs of a comprehensive restructuring of the Company's Health Net subsidiary, computer software and hardware write-offs and the consolidation of certain operational functions of other subsidiaries.

         2. A report dated May 3, 1996 was filed announcing that the Company had entered into a new Amended and Restated Credit Agreement, dated as of April 26, 1996, providing for a $700 million revolving credit facility with a consortium of commercial banks.

         No other Current Reports on Form 8-K were filed by the Company during such period.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEALTH SYSTEMS INTERNATIONAL, INC.
                                          (Registrant)





Date:    August 14, 1996                  /s/ Malik M. Hasan, M.D.
                                          --------------------------------------
                                          Malik M. Hasan, M.D., Chairman of the
                                          Board of Directors and Chief
                                          Executive Officer



Date:    August 14, 1996                  /s/ Jay M. Gellert
                                          --------------------------------------
                                          Jay M. Gellert, President and
                                          Chief Operating Officer