Form 10-Q
period 1996-09-30
HEALTH SYSTEMS INTERNATIONAL INC
filed 1996-11-14
CIK 916085

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________.

                        Commission file number: 1-12718

                       HEALTH SYSTEMS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                               95-42288333
  --------------------------------------  ------------------------------------
      (State or other jurisdiction        (I.R.S. Employer identification No.)
     of incorporation or organization)

 21600 Oxnard Street, Woodland Hills, CA                 91367
 225 North Main Street, Pueblo, CO                       81003
 -----------------------------------------               -----
 (Address of principal executive offices)             (Zip Codes)

 Registrant's telephone numbers, including        (818) 719-6978 (California)
 area code:                                       (719) 542-0500 (Colorado)

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

         As of November 12, 1996, 29,091,970 shares of Class A Common Stock, $.001 par value per share, were outstanding (exclusive of 3,194,374 shares held as treasury stock) and 19,297,642 shares of Class B Common Stock, $.001 par value per share, were outstanding.

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              Health Systems International, Inc. and Subsidiaries
               Condensed Consolidated Balance Sheets (Unaudited)
                       (In thousands, except share data)

                                                                           September 30,                December 31,
                                                                               1996                         1995
                                                                          --------------               -------------
ASSETS

Current assets
      Cash and equivalents                                                $    139,661                 $    225,932
      Marketable securities held for sale                                      387,557                      366,629
      Premiums receivable, net                                                  94,899                       91,106
      Prepaid expenses and other                                                56,652                       34,849
      Deferred income taxes                                                     15,976                       18,902
                                                                          ------------                 ------------
Total current assets                                                           694,745                      737,418
      Property and equipment, net                                               84,891                       84,743
      Goodwill and other intangible assets, net                                333,907                      336,365
      Deferred income taxes                                                        521                        1,958
      Other assets                                                              37,457                       53,227
                                                                          ------------                 ------------
Total assets                                                              $  1,151,521                 $  1,213,711
                                                                          ============                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Estimated claims payable                                            $    235,110                 $    310,392
      Shared risk and other settlements                                         14,984                       30,664
      Unearned subscriber premiums                                              30,977                       91,596
      Accounts payable and accrued expenses                                     98,414                      120,161
      Federal and state income taxes payable                                    28,250                       13,196
      Notes payable, current portion                                             2,373                        2,340
                                                                          ------------                 ------------
Total current liabilities                                                      410,108                      568,349
      Notes payable                                                            362,618                      354,080
      Other                                                                      9,996                        5,755
                                                                          ------------                 ------------
Total liabilities                                                              782,722                      928,184
                                                                          ------------                 ------------

Stockholders' equity
      Preferred stock, $.001 par value
            Authorized shares - 10,000,000
            Issued and outstanding shares - none
      Class A common stock, $.001 par value
            Authorized shares - 135,000,000
            Issued and outstanding shares - 32,286,344 in 1996
                  and 22,643,030 in 1995                                            32                           23
      Class B nonvoting convertible common stock, $.001 par value
            Authorized shares - 30,000,000
            Issued and outstanding shares - 19,297,642 in 1996 and
            25,684,152 in 1995                                                      19                           26
      Additional paid-in capital                                               186,444                       66,147
      Retained earnings                                                        284,387                      233,711
      Advance to repurchase 574,869 shares of Class A common stock in 1995                                  (16,330)
      Treasury Stock - 3,194,374 shares of Class A common stock in 1996        (95,831)
      Unrealized gain/(loss) on marketable securities held for sale, net        (6,252)                       1,950
                                                                          ------------                 ------------
Total stockholders' equity                                                     368,799                      285,527
                                                                          ------------                 ------------
Total liabilities and stockholders' equity                                $  1,151,521                 $  1,213,711
                                                                          ============                 ============



See accompanying notes to condensed consolidated financial statements.

              Health Systems International, Inc. and Subsidiaries
            Condensed Consolidated Statements of Income (Unaudited)
                     (In thousands, except per share data)



                                             Three-Months Ended Sept. 30,          Nine-Months Ended Sept. 30,
                                             ----------------------------          ---------------------------
                                                1996              1995                1996             1995
                                             ----------        ----------          ----------       ----------
 Revenues:
       Premium revenue                       $  784,560        $  694,193          $2,345,207       $1,963,062
       Administrative services and
              other revenue                      18,258             8,689              56,919           28,029
                                             ----------        ----------          ----------       ----------
 Total revenue                                  802,818           702,882           2,402,126        1,991,091
                                             ----------        ----------          ----------       ----------
 Operating Expenses:
       Health care expenses:
              Physician                         301,349           284,053             884,673          771,040
              Hospital                          268,111           224,668             817,514          639,203
              Pharmacy and other                 85,611            56,449             249,767          176,948
                                             ----------        ----------          ----------       ----------
       Total health care expenses               655,071           565,170           1,951,954        1,587,191

       Marketing, general and
              administrative                     74,533            75,546             234,554          221,517
       Depreciation and amortization             12,921            12,468              39,595           35,227
       Administrative services and
              other expenses                     17,209             8,415              50,771           26,553
       Merger-related costs                                         2,328                               13,440
                                             ----------        ----------          ----------       ----------
 Total operating expenses                       759,734           663,927           2,276,874        1,883,928
                                             ----------        ----------          ----------       ----------
 Operating income                                43,084            38,955             125,252          107,163

       Investment income                          8,996             8,007              27,775           23,960
       Interest expense                          (6,466)           (4,669)            (18,398)         (14,765)
                                             ----------        ----------          ----------       ----------
       Income before income taxes and
              minority interest                  45,614            42,293             134,629          116,358

       Income taxes                              20,308            18,006              58,899           50,286
       Minority interest in loss of
              subsidiary                              8                (3)                 72               89
                                             ----------        ----------          ----------       ----------
 Net Income                                  $   25,314        $   24,284          $   75,802       $   66,161
                                             ==========        ==========          ==========       ==========

 Earnings per share:
        Primary and fully diluted            $     0.52        $     0.50          $     1.57       $     1.35
                                             ==========        ==========          ==========       ==========
 Weighted average common shares
                outstanding:
        Primary                                  48,419            48,787              48,301           48,842
                                             ==========        ==========          ==========       ==========
        Fully diluted                            48,447            48,808              48,297           48,847
                                             ==========        ==========          ==========       ==========

See accompanying notes to condensed consolidated financial statements.

              Health Systems International, Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                                                      Nine-Months Ended September 30,
                                                                                   ------------------------------------
                                                                                      1996                      1995
                                                                                   ----------                ----------
OPERATING ACTIVITIES
Net income                                                                         $   75,802                $   66,161
Adjustments to reconcile net income to net
     cash (used) provided by operating activities:
         Depreciation and amortization of fixed and intangible assets                  39,595                    35,227
         Deferred income taxes                                                          9,179                    12,765
     Changes in operating assets and liabilities net of acquisition:
         Premiums receivable and unearned subscriber premiums                         (64,412)                    9,361
         Prepaid expenses and other                                                   (27,929)                  (21,906)
         Estimated claims payable, shared risk and other settlements                  (92,526)                  (10,838)
         Accounts payable and accrued expenses                                        (19,689)                  (25,348)
         Federal and state income taxes payable                                        18,835                    12,708
                                                                                   ----------                ----------
Net cash (used) provided by operating activities                                      (61,145)                   78,130

INVESTING ACTIVITIES
Sale or redemption of marketable securities held for sale                             157,453                   180,736
Purchases of marketable securities held for sale                                     (169,425)                 (256,799)
Purchases of property and equipment                                                   (24,955)                  (28,708)
Acquisition of subsidiaries, net of cash acquired                                      (4,114)                  (96,739)
                                                                                   ----------                ----------
Net cash used by investing activities                                                 (41,041)                 (201,510)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and
     employee stock plan purchases                                                     16,933                     2,976
Proceeds from sale of stock                                                            95,828
Borrowings                                                                              9,000                   235,000
Purchase of treasury stock                                                           (105,417)                  (24,416)
Advances to repurchase shares of Class A common stock                                                           (16,330)
Repayment of debt and other non current liabilities                                      (429)                 (144,908)
                                                                                   ----------                ----------
Net cash provided by financing activities                                              15,915                    52,322
                                                                                   ----------                ----------
Decrease in cash and equivalents                                                      (86,271)                  (71,058)
Cash and equivalents, beginning of period                                             225,932                   267,877
                                                                                   ----------                ----------
Cash and equivalents, end of period                                                $  139,661                $  196,819
                                                                                   ==========                ==========





See accompanying notes to condensed consolidated financial statements.

                       HEALTH SYSTEMS INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


         1.  BASIS OF PRESENTATION

                 The accompanying unaudited interim condensed consolidated financial statements of Health Systems International, Inc. and its wholly and majority owned subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and to certain "Cautionary Factors" previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

         2. FOUNDATION MERGER

                 On October 1, 1996, the Company and FH Acquisition Corp., a wholly owned subsidiary of the Company ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with FHC, whereby Merger Sub will merge (the "Merger") with and into FHC and FHC will survive as a wholly owned subsidiary of the Company. Pursuant to the Merger agreement FHC stockholders will receive 1.3 shares of the Company's Class A Common Stock for every share of FHC common stock held. The shares of the Company's Class A Common Stock issued to FHC's stockholders in the Merger will constitute approximately 61% of the outstanding stock of the Company after the Merger, and the Company's current stockholders will hold approximately 39% of the outstanding stock of the Company after the Merger.

                 Pursuant to the Merger Agreement, the Company will amend its Certificate of Incorporation to change the name of the Company to Foundation Health Systems, Inc. and to increase the number of authorized shares of the Company's Common Stock to 380,000,000 shares consisting of 350,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock.

                 It is anticipated that the transaction will be completed by the end of January 1997 and will be a tax-free combination and accounted for as a pooling of interests, subject to shareholder and regulatory approval as well as other customary conditions. The new company will operate on a calendar year for financial reporting purposes.

         3.  CREDIT FACILITY

                 On April 26, 1996, the Company replaced its $400 million revolving credit facility obtained on April 12, 1995 with a $700 million revolving credit facility. Under the new credit facility, the Company may incur permitted subordinated indebtedness in a maximum aggregate amount not to exceed $150 million which is available for acquisition purposes and to provide short-term financing to repurchase shares of stock. The Company may elect from various short-term interest rates based upon a spread above the LIBOR rate; or the greater of the bank's reference rate or the federal funds rate plus 1/2%. In addition, the Company may elect a "competitive bid auction" in which participating banks are offered an opportunity to bid alternative rates. The credit facility is for a term of five years from the date of execution, with two one year extension options. At September 30, 1996, $319 million had been borrowed against the new $700 million credit facility.

         4.  CONTINGENCIES

                 The Company is involved in various legal proceedings, most of which are routine to its business. In the opinion of management, based in part on advice from litigation counsel to the Company, the resolution of these matters should not have a material adverse effect on the financial condition or results of operations of the Company.

         5.  STOCKHOLDER'S EQUITY

                 During the three months ended March 31, 1996, the Company repurchased 303,879 shares of its Class A Common Stock from certain current and former management employees of the Company and HN Management Holdings, Inc., a predecessor to the Company, at a price of $31.55 per share. The repurchased shares were held pursuant to the Amended and Restated Health Net Associate Trust Agreement dated as of May 1, 1994 (the "Associate Trust Agreement"), on behalf of certain founding stockholders of the Company at the date of the conversion of Health Net to for-profit status (the "Class A Stockholders"). The repurchased shares, having an aggregate value of $9,587,000, were immediately canceled and netted against Class A Common Stock, Additional Paid-in-Capital and Retained Earnings.

                 On May 15, 1996, the Company completed a public offering in which the Company sold 3,194,374 shares of Class A Common Stock and the California Wellness Foundation (the "Foundation") sold 6,386,510 shares of Class A Common Stock (constituting 6,386,510 shares of Class B Common Stock which automatically converted into shares of Class A Common Stock upon the sale) for a per share purchase price to the public of $30.00 (the "Offering"). The net proceeds received by the Company from the sale of the 3,194,374 shares of Class A Common Stock were approximately $92.4 million after deducting underwriting discounts and commissions and estimated expenses of the Offering payable by the Company. The Company used its net proceeds from the Offering to repurchase 3,194,374 shares of Class A Common Stock held pursuant to the Associate Trust Agreement from certain Class A Stockholders. The Company repurchased these shares of Class A Common Stock from the Class A Stockholders at $30.00 per share less transaction costs associated with the Offering, amounting to $1.08 per share. All of these 3,194,374 shares of Class A Common Stock repurchased are currently held as treasury stock. The Company did not receive any of the proceeds from the sale of shares of Class A Common Stock in the Offering by the Foundation.

         6.  INVESTMENT IN MEDAPHIS CORPORATION

                 During the nine months ended September 30, 1996, the Company recorded unrealized depreciation of $7.3 million as a result of a decline in the value of shares of Medaphis Common Stock that the Company holds. Pursuant to FASB 115, the Company has classified such investment as held for sale and, accordingly, has reflected such depreciation as a reduction of Stockholders Equity. The Company has filed a lawsuit against Medaphis Corporation in connection with this decrease in the stock value of Medaphis.


         7. ACQUISITIONS

         Advantage Health

                 On May 14, 1996, the Company announced that it had reached a definitive agreement with the St. Francis Health System to acquire Advantage Health, Inc., a managed care company headquartered in Pittsburgh, Pennsylvania, with approximately 60,000 members for approximately $12.5 million in cash. The transaction is subject to approvals from regulatory authorities, and other customary conditions of closing. The transaction is expected to close in the fourth quarter of 1996.

         First Option Health Plan

                 On October 25, 1996, the Company announced it will make an initial $30 million investment in FOHP, Inc., the parent company of First Option Health Plan ("FOHP") of Red Bank, New Jersey. FOHP is a managed health care company with approximately 168,000 health maintenance organization ("HMO") members, 141,000 of which are commercial and 27,000 of which are in Medicare and Medicaid programs. In addition, FOHP has more than 70,000 Workers' Compensation members and 60,000 preferred provider organization ("PPO") members.

                 At closing, the Company will purchase $30 million worth of FOHP Convertible Subordinated Debentures convertible into 40 percent of FOHP's outstanding equity at the Company's discretion. In addition, FOHP will issue an option to the Company that could eventually lead to the Company purchasing an additional 11 percent ownership position in FOHP. The agreement with FOHP also contemplates that up to 20 percent of FOHP equity will either be directly purchased by the Company or repurchased by FOHP with financing from the Company shortly following the closing. All of these transactions, which value FOHP at $75 million, are subject to FOHP shareholder approval, applicable regulatory approvals, and other customary conditions of closing.

         8. RESTRUCTURING CHARGE

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

                 Due to the proposed merger with Foundation (See note 2 of the Notes to Condensed Consolidated Financial Statements), the Company has postponed the restructuring charge to the fourth quarter of 1996 to allow management to reevaluate the impact of the Foundation merger on the restructuring plan.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

                 The Company is one of the largest HMOs in the United States, providing health care and administrative services to more than 1.95 million full-risk HMO and administrative services only ("ASO") members in California, Colorado, Connecticut, Idaho, New Jersey, New Mexico, Oregon, Pennsylvania and Washington. Through its operating subsidiaries, the Company provides a wide range of managed health care services through Network Model and Individual Practice Association Model HMOs. The Company also provides various tailored managed health care products, operates a PPO network and owns two health and life insurance companies.

                 The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         RESULTS OF OPERATIONS

                 The following table sets forth certain selected operating statistics and membership data of the Company for the three and nine month periods ended September 30, 1996.

              SUMMARY OF OPERATING STATISTICS AND MEMBERSHIP DATA

         OPERATING STATISTICS

                                                Three Months Ended Sept. 30         Nine Months Ended Sept. 30
                                                ---------------------------         --------------------------
                                                        1996      1995                 1996            1995
                                                        -----     ----                 -----           ----
Medical loss ratio (health care expense as a
percentage of premium revenue)                          83.5%     81.4%                83.2%           80.9%

Marketing, general and administrative expense
including depreciation and amortization
as a percentage of premium revenue                      11.1%     12.7%                11.7%           13.1%

Net income as a percentage of total revenue              3.2%      3.5%                 3.2%            3.3%

Primary and fully diluted earnings per share
      (before net merger-related costs in 1995)        $0.52      $0.53                $1.57           $1.53
                                                       -----      -----                -----           -----

Primary and fully diluted earnings per share           $0.52      $0.50                $1.57           $1.35
                                                       ------     -----                -----           -----

                                Enrollment Data

                                                          September 30,
                                               --------------------------------
                                                    1996               1995
                                                    -----             ------
 Members by Product Type
   Commercial                                      1,604,784          1,587,885
   Medicare                                          144,057            114,375
   Medicaid                                           60,590             13,958
                                                  ----------         ----------
           Full Risk Members                       1,809,431          1,716,218
   ASO                                               141,132            102,625
   Managed                                             4,567              4,289
                                                  ----------         ----------
           Total                                   1,955,130          1,823,132
                                                  ==========         ==========

 Members by State
   California                                      1,328,739          1,357,995
   Colorado                                           74,094             53,567
   New Mexico                                         28,991             27,584
   Washington/Idaho                                  113,495            126,733
   Oregon                                             50,422             43,022
   Connecticut                                       169,247            136,503
   Pennsylvania                                      190,142             77,728
                                                  ----------         ----------
           Total                                   1,955,130          1,823,132
                                                  ==========         ==========

                 The Company added 131,998 new full-risk and ASO members since the third quarter of 1995. Of this increase, 80,664 members resulted from the acquisition of Greater Atlantic Health Services, Inc., an HMO operating in Pennsylvania and New Jersey. Internal growth accounted for the remaining increase in enrollment of 51,334.

                 For the nine months ended September 30, 1996, enrollment increased by approximately 16,000 compared to December 31, 1995. The increase represents the net effect of a 42,000 member reduction in commercial enrollment, offset by increases of 11,000, 10,000 and 37,000 members in the Company's Medicare, Medicaid and ASO lines of business, respectively. Enrollment increased by 38,000 members from June 30, 1996, resulting from a 10,000 member increase in commercial enrollment, a 2,000 member increase in Medicare/Medicaid enrollment and a 26,000 member increase in ASO enrollment.

         THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

                 Net income increased 4.2% to $25.3 million for the three months ended September 30, 1996, compared to $24.3 million, after net merger-related costs of $1.5 million, for the comparable period in 1995. The increase in net income reflected the Company's growth in membership and premium revenue, and a decrease in administrative expenses as a percentage of revenue, offset in part by an increase in the Company's medical loss ratio (i.e., health care expenses as a percentage of premium revenue, or "MLR") to 83.5% in the three months ended September 30, 1996 from 81.4% in the three months ended September 30, 1995.

         Premium Revenue

                 Premium revenue, excluding ASO revenue, increased $90.4 million or 13.0% in the third quarter of 1996 compared to the third quarter of 1995. The increase in premium revenue was reflective of increased membership and premium rate increases in the Company's Medicare line of business, and its continued Northeast expansion. $52.4 million of this revenue increase represented premium from the Company's Northeast operations acquired in December of 1995. On a same store basis, premium revenue (including post-acquisition premium growth) increased by $38.0 million or 5.5%, between the three month periods ended September 30, 1996 and September 30, 1995.

                         Change in Net Premium Revenue
                                 (In Millions)
               Third Quarter 1996 Compared to Third Quarter 1995

                 Change in revenue due to
                   premium change (same store):
                                                   Commercial        $  1.4
                                                   Medicare            10.0
                                                                     ------
                                                                       11.4
                 Change in revenue due to
                   membership change (same store):
                                                   Commercial           2.0
                                                   Medicare            24.6
                                                                     ------
                                                                       26.6
                 Change in revenue due to
                   acquisitions:
                                                   Commercial          29.9
                                                   Medicare            22.5
                                                                     ------
                                                                       52.4
                 Total change in revenue:
                                                   Commercial          33.3
                                                   Medicare            57.1
                                                                     ------
                                                                     $ 90.4
                                                                     ======

                 Total member months (cumulative number of member service months during the period) increased by 6.3% to 5,432,000 during the third quarter of 1996 compared to the same period in 1995, and the combined per member per month ("PMPM") premium revenue increased by 6.3% to $144.42.

                 On a same store basis, total member months increased by 1.5% to 5,185,000 during the third quarter of 1996 compared to the same period in 1995, and total PMPM premium revenue increased by 3.9% to $141.22.

                 Commercial member months increased by 4.7% to 5,002,000 during the third quarter of 1996 compared to the same period in the prior year. For the quarter ended September 30, 1996, commercial premium revenue PMPM increased by 1.2% to $119.36, compared to the same period last year. The increase was primarily due to higher PMPM revenues in the Northwest. Excluding the effects of Northeast acquisitions, commercial member months for the quarter ended September 30, 1996 increased by 0.4% to 4,795,000 compared to the prior year period. Commercial premium revenue PMPM, excluding the effects of Northeast acquisitions, increased by 0.3% to $118.30, compared to the same period last year. This flat PMPM growth was mainly due to pricing pressures in the highly competitive California market.

                 Medicare member months increased by 29.7% to 430,000 during the third quarter of 1996 compared to the same period in the prior year. For the quarter ended September 30, 1996, Medicare premium revenue PMPM increased by 10.8% to $435.90, compared to the same period last year. Excluding the effects of Northeast acquisitions, Medicare member months for the quarter ended September 30, 1996 increased by 17.5% to 390,000. Medicare premium revenue PMPM, excluding the effects of Northeast acquisitions, increased by 7.6% to $423.32 compared to the same period last year. Increases in Medicare PMPM are principally a result of rate increases by the Federal Health Care Financing Administration in the Company's California, Southwest and Northwest markets.

         Health Care Expenses

                 Health care expenses increased by 15.9% from $565.2 million in the third quarter of 1995 to $655.1 million in the third quarter of 1996. On a PMPM basis, health care expenses for the quarter ended September 30, 1996 rose by 9.0% to $120.59 PMPM, versus $110.61 PMPM during the equivalent period in the prior year. During the same period, the Company's overall MLR increased to 83.5% as compared to 81.4% during the prior year's three-month period. Approximately 50% of the MLR increase was due to higher pharmacy costs, with the remainder due to higher utilization of services throughout the California, Southwest and Northwest markets. These factors, coupled with flat PMPM revenue growth in the California commercial market, accounted for the overall increase in the Company's MLR.

                 Commercial health care expenses on a PMPM basis in the quarter ended September 30, 1996 increased by 3.9% to $97.39 compared to $93.72 during the same period last year. The commercial MLR increased to 81.6% from 79.4% for the comparable period in 1995. As previously described, the increase reflects higher pharmacy costs, increased utilization and flat PMPM revenue growth in the California market.

                 Medicare health care expenses on a PMPM basis in the quarter ended September 30, 1996 increased by 10.3% to $390.37, compared to $354.04 during the same period last year. The Medicare MLR decreased to 89.6% from 90.0% for the third quarter of 1995. The reduction in this overall Medicare MLR is primarily a result of an 86.4% MLR for the Company's Philadelphia Medicare business and a slight reduction in the MLR for the Company's California market.

         Marketing, General and Administrative Expenses

                 Marketing, general and administrative expenses, excluding the effects of the Company's ASO business, decreased to 9.5% of premium revenue in the third quarter of 1996 as compared to 10.9% during the third quarter of the prior year. The decrease in marketing, general and administrative expenses reflects the Company's ongoing efforts to aggressively control its administrative costs.

         Depreciation and Amortization Expenses

                 Depreciation and amortization expenses as a percentage of premium revenue for the three months ended September 30, 1996 decreased slightly, compared to the same period in 1995. These expenses were $12.9 million (1.6% of premium revenue) in the third quarter of 1996 compared to $12.5 million (1.8% of premium revenue) in the third quarter of 1995.

         NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

                 Net income increased 14.6% to $75.8 million for the nine months ended September 30, 1996, compared with $66.2 million, after merger related costs net of tax of $8.9 million, for the comparable period in 1995. The increase in net income reflected the Company's growth in membership and premium rates and a decrease in administrative expenses as a percentage of revenue, offset in part by an increase in the Company's MLR from 80.9% for the nine months ended September 30, 1995 to 83.2% for the nine months ended September 30, 1996.

         Premium Revenue

                 Premium revenue, excluding ASO revenue, increased $382.1 million or 19.5% in the first nine months of 1996 compared to the first nine months of 1995. $181.8 million of this revenue increase represented premium from the Company's Northeast operations acquired in December of 1995. On a same store basis, premium revenue (including post-acquisition premium growth) increased by $200.4 million or 10.2%, between the nine month periods ended September 30, 1996 and September 30, 1995.

                         Change in Net Premium Revenue
                                 (In Millions)
                  Nine Months Ended Sept. 30, 1996 Compared to
                         Nine Months Ended Sept. 30, 1995

                 Change in revenue due to
                   premium change (same store):
                                                   Commercial           $ (5.9)
                                                   Medicare               26.7
                                                                        ------
                                                                          20.8
                 Change in revenue due to
                   membership change (same store):
                                                   Commercial             70.9
                                                   Medicare              108.6
                                                                        ------
                                                                         179.5
                 Change in revenue due to
                   acquisitions:
                                                   Commercial            114.5
                                                   Medicare               67.3
                                                                        ------
                                                                         181.8
                 Total change in revenue:
                                                   Commercial            179.5
                                                   Medicare              202.6
                                                                        ------
                                                                        $382.1
                                                                        ======

                 Total member months increased by 12.0% to 16,246,000 during the first nine months of 1996 compared to the same period in 1995, and the combined PMPM premium revenue increased by 6.6% to $144.35.

                 On a same store basis, total member months increased by 5.9% to 15,358,000 during the first nine months of 1996 compared to the same period in 1995, and overall PMPM premium revenue increased by 4.1% to $140.86.

                 Commercial member months increased by 10.1% to 14,975,000 during the first nine months of 1996 compared to the same period in the prior year. For the nine months ended September 30, 1996, commercial premium revenue PMPM increased by 1.0% to $119.69, compared to the same period the prior year. Excluding the effects of Northeast acquisitions, commercial member months for the nine months ended September 30, 1996 increased by 4.4% to 14,207,000 compared to the prior year period. Commercial premium revenue PMPM, excluding the effects of Northeast acquisitions, decreased by .4% to $118.11, compared to the same period last year. The decrease reflects continuing pricing pressures in the highly competitive California market.

                 Medicare member months increased by 42.3% to 1,271,000 during the first nine months of 1996 compared to the same period in the prior year. For the nine months ended September 30, 1996, Medicare premium revenue PMPM increased by 11.0% to $434.89, compared to the same period last year. Excluding the effects of Northeast acquisitions, Medicare member months for the nine months ended September 30, 1996 increased by 28.8% to 1,151,000. Medicare premium revenue PMPM, excluding the effects of Northeast acquisitions, increased by 7.6% to $421.79 compared to the same period last year. Increases in Medicare PMPM are principally a result of rate increases by the Federal Health Care Financing Administration in the Company's California and Southwest markets.

         Health Care Expenses

                 Health care expenses increased by 23.0% from $1.6 billion in the first nine months of 1995 to $2.0 billion in the first nine months of 1996. On a PMPM basis, health care expenses for the first nine months ended September 30, 1996 rose by 9.8% to $120.15 PMPM, versus $109.46 PMPM during the equivalent period in the prior year. During the same period, the Company's MLR increased to 83.2% as compared to 80.9% during the prior year's nine month period. Approximately 41% of the MLR increase was due to higher pharmacy costs, with the remainder due to higher utilization of services throughout the California, Southwest, Northwest and Northeast markets.

                 Commercial health care expenses on a PMPM basis for the nine month period ended September 30, 1996 increased by 3.6% to $97.17 compared to $93.76 during the same period in 1995. The commercial MLR increased to 81.2% for the first nine months of 1996 from 79.1% for the comparable period in 1995. The increase reflects higher pharmacy and outpatient costs in certain of the Company's markets, higher medical costs for the Company's Philadelphia Medicaid business and flat PMPM premium growth in the California commercial market.

                 Medicare health care expenses on a PMPM basis in the nine months ended September 30, 1996 increased by 12.2% to $390.91, compared to $348.54 during the same period last year. The Medicare MLR increased to 89.9% from 88.9% for the first nine months of 1996. The increase in this overall Medicare MLR is primarily a result of unusually high Medicare fee for service claims volumes during the first quarter of 1996.

         Marketing, General and Administrative Expenses

                 Marketing, general and administrative expenses, excluding the effects of the Company's ASO business, decreased to 10.0% of premium revenue in the first nine months of 1996 as compared to 11.3% during the first nine months of the prior year. The decrease in marketing, general and administrative expenses reflects the Company's ongoing efforts to aggressively control its administrative costs.

         Depreciation and Amortization Expenses

                 Depreciation and amortization expenses remained relatively static as a percentage of premium revenue in the first nine months of 1996 as compared to the first nine months of 1995. These expenses were $39.6 million (1.7% of premium revenue) in the first nine months of 1996 as compared to $35.2 million (1.8% of premium revenue) in the first nine months of 1995.

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

                 During the first nine months of 1996, cash used by operating activities was $61.1 million, compared with cash provided of $78.1 million in the comparable prior year period. This increase in cash used by operating activities is due primarily to payments of claims payable and shared risk settlement, and the timing of receipts of unearned subscriber premiums. Increased efficiencies in the Company's claims processing areas have allowed accelerated handling of claims, as well as reductions in claims inventories.

                 Cash used by investing activities decreased from $201.5 million in the nine months ended September 30, 1995 to $41.0 million in the nine months ended September 30, 1996, while cash provided by financing activities also decreased from $52.3 million to $15.9 million during such periods. Decreases in these cash flow categories resulted from limited acquisition activity during the first nine months of 1996, as compared to the comparable prior year period.

                 The Company's current ratios at September 30, 1996 and December 31, 1995 were 1.69 to 1 and 1.30 to 1, respectively. The increase in the Company's current ratio is primarily attributable to decreased current liabilities resulting from increased payments of claims, accounts payable and accrued expenses, as well as reductions in unearned premiums as of September 30, 1996.

                 Outstanding notes payable (including $319 million outstanding under the Company's credit facility) amounted to $365.0 million at September 30, 1996, an increase of $8.6 million from December 31, 1995, resulting primarily from additional borrowings relating to the stock repurchases during the first quarter of 1996 (see note 5 of the Notes to Condensed Consolidated Financial Statements). Principal and interest requirements of notes payable are scheduled at between $19 million and $25 million per year through 2006. The Company believes that cash from operations and existing working capital are adequate to fund existing obligations, introduce new products and services and continue to develop health care-related businesses. The Company regularly evaluates its cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through the issuance of additional debt or equity, the sale of investment securities or otherwise, as appropriate.

                 On April 26, 1996, the Company obtained an unsecured $700 million revolving line of credit from a lending syndicate led by Bank of America and co-agented by Industrial Bank of Japan and Citibank. The new credit facility replaced the Company's previous $400 million credit facility. Under the credit facility the Company may incur permitted subordinated indebtedness in a maximum aggregate amount not to exceed $150 million which is available for acquisition and other purposes, and to provide short-term financing to repurchase shares of stock. As of September 30, 1996, $319 million was outstanding under the Company's new credit facility.

                 The Company's subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. The long-term portion of principal and interest payments under the outstanding note payable to the Foundation is subordinated to Health Net meeting its tangible net equity ("TNE") requirements under applicable California laws and regulations. As of September 30, 1996, each of the Company's subsidiaries was in compliance with its minimum capital requirements.

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

                 Reference is also made to the disclosures contained under the heading "Cautionary Factors" included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which could cause the Company's actual results to differ from those projected in forward looking statements of the Company made by or on behalf of the Company. In addition, certain of these factors may have affected the Company's past results and may affect future results.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

         On May 25, 1995, the Petitioners filed an amended petition expanding the original claims and adding a new cause of action for a declaratory judgment that would revoke the rescission of the issuance of the Restricted Shares. The DOC and The California Wellness Foundation (the "Foundation") filed new demurrers to the amended petition on July 3, 1995. At a hearing on July 28, 1995, the Court sustained the demurrers without leave to amend. On August 7, 1995, the Petitioners filed objections to the Court's Statement of Decision.
On August 15, 1995, the Court overruled the objections of the Petitioners to the Court's Statement of Decision. On September 8, 1995, the Court entered an Order of Dismissal, and the Amended Petition for Writ of Mandate and Complaint for Declaratory Relief of the Petitioners was dismissed. On September 19, 1995, the DOC served notice of the entry of the Order of Dismissal. On October 18, 1995, the Petitioners filed a Notice of Appeal. The opening brief was filed on March 15, 1996, and the Respondents' briefs were filed on or around June 13, 1996. The reply briefs to the Respondents' briefs were timely filed on August 19, 1996 and the Court has set oral arguments on the appeal for November 13, 1996.

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

Medaphis Corporation

         On November 7, 1996 the Company filed a lawsuit against Medaphis Corporation ("Medaphis") and its former Chairman and Chief Executive Officer Randolph G. Brown entitled Health Systems International, Inc. v. Medaphis Corporation, Randolph G. Brown and Does 1-50, case number BC 160414, Superior Court of California, County of Los Angeles. The lawsuit arises out of the acquisition of Health Data Sciences Corporation ("HDS") by Medaphis. In June 1996, the Company, the owner of 1,234,544 shares (or 77%) of Series F Preferred Stock of HDS, representing over sixteen percent of the total outstanding equity of HDS, voted its shares in favor of the acquisition of HDS by Medaphis. The Company received as the result of the acquisition 976,771 shares of Medaphis Common Stock in exchange for its Series F Preferred Stock.

         In its complaint, the Company alleges that Medaphis was actually a poorly run company with sagging earnings in its core businesses, and had artificially maintained its stock prices through a series of acquisitions and accounting maneuvers which provided the illusion of growth while hiding the reality of its weakening financial and business condition. The Company alleges that Medaphis, Brown, and other insiders deceived the Company by failing to reveal that Medaphis would shortly reveal a "write off" of up to $40,000,000 in reorganization costs and would lower its earnings estimate for the following year, thereby more than halving the value of the Medaphis shares received by the Company. The Company alleges that these false and misleading statements were contained in oral communications with the Company, as well as in the prospectus provided by Medaphis to all HDS shareholders in connection with the HDS acquisition. Further, despite knowing of the Company's discussions to form a strategic alliance of its own with HDS, Medaphis and the individual defendants wrongfully interfered with that prospective business relationship by proposing to acquire HDS using Medaphis stock whose market price was artificially inflated by false and misleading statements. These allegations of the Company constitute violations of both federal and state securities laws, as well as constituting fraud and other torts under state law. The Company is seeking either rescission of the transaction or damages in excess of $38,000,000. Since the complaint was just recently filed, the defendants have not yet responded.

Miscellaneous Proceedings

         The Company and certain of its subsidiaries are also parties to various other legal proceedings, many of which involve claims for coverage encountered in the ordinary course of its business. Based upon information presently available, management of the Company is of the opinion, based in part on advice from litigation counsel to the Company, that the final outcome of all such proceedings should not have a material adverse effect upon the Company's results of operations or financial condition.

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

         In addition, under the Credit Agreement as originally executed the Company was allowed to incur Subordinated Indebtedness (as defined in the Credit Agreement) to repurchase its Class A Common Stock, but was limited to repurchasing not more than 50% of the Class A Common Stock held by certain designated stockholders (the "50% Repurchase Limitation"). The Credit Agreement was amended by Amendment No. 1 thereto on May 10, 1996 to eliminate the 50% Repurchase Limitation. On May 28, 1996, the Credit Agreement was further amended by Amendment No. 2 thereto to clarify the definition of the term "LIBOR Base Rate".



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

         A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File No. 001-12718), and is available free of charge from the Company. In connection with its execution of the Agreement and Plan of Merger (the "Merger Agreement") with Foundation Health Corporation, the Company entered into Amendment No. 1 (the "Amendment") to the Rights Agreement to exempt the Merger Agreement and related transactions from triggering the Rights. In addition, the Amendment modifies certain terms of the Rights Agreement applicable to the determination of certain "Adverse Persons," which modifications become effective upon consummation of the transactions provided for under the Merger Agreement. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the quarter ended September 30, 1996.

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

Revolving Credit Facility

         As indicated in Item 2 above, on April 26, 1996 the Company executed the Credit Agreement which provides an unsecured five-year $700 million revolving credit facility. A copy of the Credit Agreement was attached as
Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 26, 1996. Amendment No. 1 to the Credit Agreement was attached as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and Amendment No. 2 to the Credit Agreement was attached as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996. Capitalized terms used but not defined herein have the meanings set forth in the Credit Agreement.

         Approximately $319 million which was borrowed under the Company's prior $400 million credit facility was rolled into the new facility under the Credit Agreement. The new facility is available to the Company and its subsidiaries for general corporate purposes including Permitted Acquisitions and Joint Ventures and, if the Company should elect, to repurchase or redeem the Company's capital stock to the extent allowed by the Federal Reserve Board Regulations and other requirements of law and as set forth in the Credit Agreement. As of September 30, 1996, the Company had drawn approximately $319 million under the facility of which approximately $135 million had been applied to pay a portion of the notes payable to the Foundation, approximately $100 million had been drawn to fund the Company's acquisition of M.D. Enterprises of Connecticut, Inc., approximately $75 million had been drawn to fund the Company's acquisition of G.H. Holding Corporation and approximately $9 million had been drawn to fund certain stock repurchases from the Class A Stockholders in February of 1996.

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

Cautionary Statements

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company has previously filed with its Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 certain cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company.

         The Company wishes to caution readers that these factors, among others, could cause the Company's actual financial or enrollment results to differ materially from those expressed in any projected, estimated or
forward-looking statements relating to the Company.   The factors should be
considered in conjunction with any discussion of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

         In making these statements, the Company was not and is not undertaking to address or update each factor in future filings or communications regarding the Company's business or results, and is not undertaking to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, certain of these matters may have affected the Company's past results and may affect future results.

RECENT DEVELOPMENTS

Foundation Health Corporation

         On October 1, 1996, the Company and FH Acquisition Corp., a wholly owned subsidiary of the Company ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Foundation Health Corporation, a Delaware corporation ("FHC"), whereby Merger Sub will merge (the "Merger") with and into FHC and FHC will survive as a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement FHC stockholders will receive 1.3 shares of the Company's Class A Common Stock for every share of FHC common stock held. The shares of the Company's Class A Common Stock issued to FHC's stockholders in the Merger will constitute approximately 61% of the outstanding stock of the Company after the Merger and the Company's current stockholders will hold approximately 39% of the outstanding stock of the Company after the Merger.

         Pursuant to the Merger Agreement, the Company will amend its Certificate of Incorporation to change the name of the Company to Foundation Health Systems, Inc. and to increase the number of authorized shares of the Company's Common Stock to 380,000,000 shares consisting of 350,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock.

         The Merger Agreement also provides for, among other things, amendment of the Company's By-Laws to effect certain changes to the governance provisions of the Company following the Merger, including provisions related to the structure of the Company's Board of Directors and the committees of the Company's Board of Directors. Except in certain circumstances, during a transition period following the consummation of the Merger and up to, but not including, the election of directors at the Company's May 2000 Annual Meeting of Stockholders, the Company's Board of Directors will consist of 11 members, six of whom (Daniel D. Crowley and five other independent directors) will be designated by FHC and five of whom (Malik M. Hasan, M.D. and four other independent directors) will be designated by the Company.

         The Merger agreement and the transactions contemplated thereby require the approval of the Company's stockholders and FHC's stockholders at their respective special meeting of stockholders. Further information concerning the Merger and the matters described above will be included in the proxy statement related to such special meetings.

First Option Health Plan

         On October 25, 1996, the Company announced it will make an initial $30 million investment in FOHP, Inc., the parent company of First Option Health Plan ("FOHP") of Red Bank, New Jersey. FOHP is a managed health care company owned by physicians, hospitals and other health care providers that provides a full line of commercial products for businesses and individuals, along with Medicare, Medicaid and Workers' Compensation programs. FOHP currently has approximately 168,000 HMO members in New Jersey, 141,000 of which are commercial and 27,000 of which are in Medicare and Medicaid programs. In addition, FOHP has more than 70,000 Workers' Compensation members and 60,000 PPO members.

         At closing, the Company will purchase $30 million worth of FOHP Convertible Subordinated Debentures convertible into 40 percent of FOHP's outstanding equity at the Company's discretion. In addition, FOHP will issue an option to the Company that could eventually lead to the Company purchasing an additional 11 percent ownership position in FOHP. The agreement with FOHP also contemplates that up to another 20 percent of FOHP equity will either be directly purchased by the Company or repurchased by FOHP with financing from the Company shortly following the closing. As part of the transaction the Company will also provide a variety of management services to FOHP, including information systems, utilization review and quality assurance, and strategic planning, among others. The Company will receive management fees from FOHP for these services.

         All of these transactions, which value FOHP at $75 million, are subject to FOHP shareholder approval, applicable regulatory approvals, and other customary conditions of closing.

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

        *3.2.1 Amendment to Third Amended and Restated By-Laws of HSI, a copy of which is filed herewith.

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

          10.33 Amendment No. 2 to Credit Agreement dated as of May 28, 1996 among Health Systems International, Inc., Bank of America National Trust and Savings Association, as Agent, and financial institutions party thereto (filed as Exhibit 10.33 to HSI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated by reference herein).

          10.34 Confidential Settlement and Separation Agreement and General Release dated as of June 15, 1996 by and between E. Keith Hovland and HSI (filed as Exhibit 10.34 to HSI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 which is incorporated by reference herein).

          10.35  Employment Letter Agreement dated May 28, 1996 between Michael
                 D. Pugh and QualMed, Inc. (filed as Exhibit 10.35 to HSI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated by reference herein).

          10.36  Employment Letter Agreement dated June 4, 1996 between Arthur
                 M. Southam and HSI and Health Net (filed as Exhibit 10.36 to HSI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated by reference herein).

         *10.37 Employment Letter Agreement dated July 3, 1996 between Jay M. Gellert and HSI, a copy of which is filed herewith.

         *10.38 Employment Letter Agreement dated September 30, 1996 between Douglas C. Werner and HSI, a copy of which is filed herewith.

          10.39 Rights Agreement dated as of June 1, 1996 by and between the Company and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File No. 001-12718) which is incorporated by reference herein).

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

(b)      Reports on Form 8-K

         The following Current Report on Form 8-K was filed by the Company during the quarterly period ended September 30, 1996:

         A report dated October 1, 1996 was filed announcing that the Company and FH Acquisition Corp., a wholly owned subsidiary of the Company ("Merger Sub"), entered into an Agreement and Plan of Merger with Foundation Health Corporation ("FHC") whereby Merger Sub will merge with and into FHC and FHC will survive as a wholly owned subsidiary of the Company.

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

                                  HEALTH SYSTEMS INTERNATIONAL, INC.
                                  (Registrant)


Date:    November 14, 1996        /s/ Malik M. Hasan, M.D.
                                  ----------------------------------
                                  Malik M. Hasan, M.D., Chairman of the
                                  Board of Directors and Chief
                                  Executive Officer


Date:    November 14, 1996        /s/ Jay M. Gellert
                                  ----------------------------------
                                  Jay M. Gellert, President and
                                  Chief Operating Officer