Form 10-K405
period 1996-12-31
HEALTH SYSTEMS INTERNATIONAL INC
filed 1997-03-31
CIK 916085

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(x)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         (Fee Required)

         For the fiscal year ended: December 31, 1996
                                    -----------------

( )      TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         (No Fee Required)

         For the transition period from ____________ to ____________.

                        Commission file number: 1-12718

                       HEALTH SYSTEMS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                                                   95-42288333
      --------------------------------------                          ------------------------------

(State or  other jurisdiction  of incorporation  or                (I.R.S. Employer identification No.)
organization)

21600 Oxnard Street, Woodland Hills, CA                                              91367
225 North Main Street, Pueblo, CO                                                    81003
-----------------------------------------                                            -----
(Address of principal executive offices)                                         (Zip Codes)

Registrant's  telephone   numbers,  including  area        (818) 719-6978 (California)
code:                                                      (719) 542-0500 (Colorado)

Securities registered pursuant to Section 12(b) of the Act:

                                                                          Name of Each Exchange
                Title of Each Class                                        On Which Registered
                -------------------                                       ---------------------
Class A Common Stock, $.001 par value                                 New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

                       None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

         The aggregate market value of the voting stock held by non-affiliates of the registrant at March 24, 1997 was $696,654,299 (which represents 23,817,241 shares of Class A Common Stock held by such non-affiliates multiplied by $29.25, the closing price of such stock on the New York Stock Exchange on March 24, 1997).

         The number of shares outstanding of the registrant's Class A Common Stock as of March 24, 1997 was 29,144,331 (excluding 3,194,374 shares held as treasury stock), and 19,297,642 shares of the registrant's Class B Common Stock were outstanding as of such date.

                 DOCUMENTS INCORPORATED BY REFERENCE:    None.

                       HEALTH SYSTEMS INTERNATIONAL, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                                                                                        Page No.
                                                                                                                        --------
PART I
         Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1
         Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12
         Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12
         Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . .        14
                   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

PART II
         Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . . . . . .        21
         Item 6.   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23
         Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . .        24
         Item 8.   Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . .        29
         Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . .        55

PART III
         Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . .        56
         Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        62
         Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . .        68
         Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . .        72

PART IV
         Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . .        77

                                     PART I

ITEM 1.  BUSINESS

         Health Systems International, Inc. (the "Company" or "HSI") is one of the largest managed health care companies in the United States, with more than
1.9 million full-risk and administrative services only ("ASO") members. The Company provides a comprehensive range of health care services through health maintenance organizations ("HMOs") located in the following four regions: the California region, the Northeast region (Connecticut, Pennsylvania and New Jersey), the Northwest region (Washington, Oregon and Idaho) and the Southwest region (Colorado and New Mexico). Health Net, the Company's HMO subsidiary in California, is the second largest provider of managed health care services in California with approximately 1,340,000 members. The Company also operates a preferred provider organization ("PPO") network providing access to health care services to over 4.6 million persons in 48 states and owns two health and life insurance companies licensed to sell insurance in 33 states and the District of Columbia.

         The Company's HMOs market traditional HMO products to employer groups and Medicare and Medicaid products directly to individuals. Health care services that are provided to the Company's commercial and individual members include primary and specialty physician care, hospital care, laboratory and radiology services, prescription drugs, dental and vision care, skilled nursing care, physical therapy and mental health. The Company's HMO service networks include approximately 19,300 primary care physicians, 42,000 specialists and 554 hospitals. The Company utilizes sophisticated medical management systems to reduce excess utilization of health care services. The Company continues to develop a new generation medical management system which utilizes clinical protocols and triage procedures to direct members to the most appropriate provider. The Company believes that this new system, which it calls "Fourth Generation Medical Management," will represent a major advance in applying sophisticated information systems to the practice of medicine.

         The Company's strategy for growth combines revenue and member increases in existing markets with expansion into new geographic markets principally through acquisitions. The Company's internal growth has been achieved through the introduction of Medicare, Medicaid and other products, and the Company has targeted the Northeastern United States for expansion due to the relatively low penetration of managed health care in the region and such region's relatively higher average premiums as compared to the Company's western regions. In conformance with this strategy, the Company is in the process of acquiring Advantage Health, a group of managed health care companies headquartered in Pittsburgh, with operations in West Virginia, Ohio and Pennsylvania. The Company has also recently entered into definitive agreements to acquire debentures convertible into 71% of the total equity of First Option Health Plan, Inc. ("FOHP"), a managed health care company located in Red Bank, New Jersey. The Company expects to continue to make health-care related acquisitions in the Northeastern United States and other geographic regions.

         On October 1, 1996 the Company entered into an Agreement and Plan of Merger with Foundation Health Corporation ("FHC"), an integrated managed health care organization. Under the definitive agreement, FH Acquisition Corp., a wholly-owned subsidiary of HSI, will merge with and into FHC with FHC surviving the merger as a wholly-owned subsidiary of HSI (the "FHC Merger"). Each company's stockholders voted to approve the FHC Merger at their respective special meetings held on February 12, 1997. Completion of the transaction, which will be accounted for as a pooling-of-interests, is subject to regulatory approvals as well as other customary conditions and is expected to be completed in April of 1997. FHC's stockholders will receive 1.3 shares of HSI Class A Common Stock for each share of FHC common stock owned resulting in the issuance of approximately 77 million additional shares of HSI Class A Common Stock.

         The Company was incorporated in 1990. The Company is the successor to the business conducted by Health Net, which became a subsidiary of the Company in 1992, and the HMO and PPO networks operated by QualMed, Inc. ("QualMed"), which combined with the Company in 1994 (the "HSI Combination"). The Company operates and conducts its HMO and other businesses through its wholly and majority owned subsidiaries. Except as the context otherwise requires, the term the "Company" refers to HSI and its subsidiaries.

THE MANAGED HEALTH CARE INDUSTRY

         In response to the rapid increases in health care costs, employers, insurers and government entities have sought cost- effective alternatives to conventional indemnity insurance for the delivery of and payment for quality health care services. The integration of the delivery of, and payment for, health care services distinguishes HMOs from conventional health insurance plans. The goals of HMOs are to provide their members with access to quality health care, while employing a business strategy and management systems designed to encourage more cost-effective use of health care delivery systems. Such cost containment strategies include providing access to primary physician care and other services on a fixed, prepaid basis, monitoring hospital admissions and lengths of stay, using a system of specialist referrals, using non-hospital based medical services, and emphasizing preventive care. To accomplish these objectives, the following basic HMO models have evolved:

         o Network Model HMOs contract with several physician groups and independent or individual practice associations ("IPAs").

         o Individual or Independent Practice Association HMOs ("IPA Model HMOs") contract through one or more IPAs, which are physician entities that in turn subcontract with individual physicians to provide HMO patient services. Those physicians continue to provide services to non-HMO patients in their separate private practices, while also providing services to HMO patients (and often PPO patients as well) through an IPA.

         o Staff Model HMOs directly employ physicians and usually own the offices and clinics utilized by the physician staff.

         o Group Model HMOs contract, often on an exclusive basis, with a physician group practice. In many cases, the HMO also owns the offices and clinics.

         Health Net is a Network Model HMO and the Company's other HMOs operate under the IPA Model.

MARKETS

         As of December 31, 1996, the Company owned and operated HMOs in four regional areas of the United States: The California region, the Northeast region (Connecticut, Pennsylvania and New Jersey), the Northwest region (Washington, Oregon and Idaho) and the Southwest region (Colorado and New Mexico). The following table contains certain information relating to commercial HMO members, Medicare members and employer groups under contract as of December 31, 1996 in each region in which the Company operates:

                                           California       Northeast        Northwest        Southwest
                                           Region           Region           Region           Region
                                           ------           ------           ------           ------
Commercial HMO Members                    1,218,562          172,210          146,237          78,920

Medicare Members                            117,225           13,659            2,805          12,021

Medicaid Members                                  0           42,634           16,834               0

ASO                                               0          156,935                0          11,855

Number of Employer Groups                     3,733            5,707            2,243           2,916

Largest Employer Group as
  % of enrollment                               10%              27%              19%              9%

10 largest Employer Groups as
  % of enrollment                               32%              35%              32%             26%

% of Members in Employer Groups
  with fewer than 50 Eligible Members            5%              15%              15%             21%

         California Region. The California market is characterized by a concentrated population and a relatively high proportion of large employer groups (over 1,000 employees). Health Net is the second-largest HMO in the State of California in terms of membership. As of December 31, 1996, Health Net was licensed to operate its commercial HMO business in 47 of the 58 counties in the State of California, which counties represent over 81% of the population in California. HMO enrollment represented 43% of the population of California in 1996. The Company's commercial HMO membership in California at December 31, 1996 was 1,218,562 which represented a decrease of 3.1% during 1996. The Company's Medicare risk membership in California at December 31, 1996 was 117,225 which represented an increase of 8.7% during 1996.

         Northeast Region. The Northeast region currently includes Connecticut, Pennsylvania and New Jersey. The Company commenced operations in this region in 1994 with the acquisition of a PPO network and significantly expanded its operations with the acquisition of M.D. Health Plan of Connecticut in March 1995 and Greater Atlantic Health Services of Pennsylvania (now named QualMed Plans for Health, Inc.) in December 1995. HMO enrollment represented 31% and 34% of the population of Connecticut and Pennsylvania, respectively, in 1996. The Company believes its Pennsylvania HMO is the fourth-largest HMO in terms of membership in the state of Pennsylvania. The Company's commercial HMO membership in Pennsylvania was 42,217 at December 31, 1996 which represented a decrease of 17.1% during 1996. The Company's Medicare risk membership in Pennsylvania was 13,659 at December 31, 1996 which represented an increase of 3.4% during 1996. The Company's Medicaid risk membership in Pennsylvania was 20,317 at December 31, 1996, a 28.3% decrease in 1996. The Company believes M.D. Health Plan is the fifth-largest HMO in terms of membership in the State of Connecticut. M.D. Health Plan's commercial HMO membership in Connecticut was 129,993 at December 31, 1996 which represented an increase of 11.4% during 1996. Medicaid risk membership for M.D. Health Plans was 22,317 at December 31, 1996, an increase of 177% in 1996.

         Northwest Region. The Northwest region's population is principally concentrated in Portland, Oregon and Seattle and Spokane, Washington. The Company's Washington HMO also services a limited number of residents who reside in the State of Idaho. Portland, Seattle and Spokane have experienced population growth rates greater than the national average over the last several years. In addition, an increasing percentage of the population in each of these areas has enrolled in HMOs in the last several years. HMO enrollment represented 43% and 24% of the population of Oregon and Washington, respectively, in 1996. In Washington and Oregon, the Company believes that it ranks second and seventh, respectively, with respect to total membership; the Company believes that it ranks second in Washington and second in Oregon with respect to the size of its primary care physician and specialist networks. The Company's commercial HMO membership in Oregon was 50,808 at December 31, 1996 which represented an increase of 20.5% during 1996. The Company's commercial HMO membership in Washington was 95,429 at December 31, 1996 which represented a decrease of 16.1% during 1996. The Company's Medicare risk membership in Washington was 2,805 at December 31, 1996 which represented an increase of 92.8% during 1996. The Company's Medicaid risk membership in Washington was 16,055 at December 31, 1996 which represented an increase of 46.9% during 1996.

         Southwest Region. The Southwest region includes the States of Colorado and New Mexico. The Company's employer groups in the Southwest region consist predominantly of companies with fewer than 50 employees. HMO enrollment represented 31% and 17% of the population of Colorado and New Mexico, respectively, in 1996. The Company believes that it is the fifth-largest HMO in Colorado as measured by total membership and the seventh largest as measured by the size of its primary care physician and specialist provider networks. The Company's commercial HMO membership in Colorado was 51,869 at December 31, 1996 which represented an increase of 16.1% during 1996. The Company's Medicare membership in Colorado was 9,954 at December 31, 1996 which represented an increase of 11.6% during 1996. In New Mexico, the Company believes that its ranks fourth, as measured by total membership and the size of its provider network. The Company's commercial HMO membership in New Mexico was 27,051 at December 31, 1996 which represented an increase of 3.1% during 1996. The Company's Medicare risk membership in New Mexico was 2,067 at December 31, 1996 which represented an increase of 17.0% during 1996.

SERVICES AND PRODUCTS

         Commercial Managed Health Care Products. The Company's HMOs, through their health care providers, offer members a comprehensive range of health care services, including ambulatory and outpatient physician care, hospital care, pharmacy services, eye care, mental health and ancillary diagnostic and therapeutic services. The Company offers a full spectrum of managed health care products including conventional HMO, managed indemnity, point-of-service and customized HMO products. The Company's strategy is to offer a wide range of managed health care products and services to employers to assist employers in containing health care costs. The pricing of the products offered is designed to provide incentives to both employers and employees to select and enroll in the products with greater managed health care and cost containment elements. While a majority of the Company's members are covered by conventional HMO products, the Company is continuing to expand its other product lines, thereby enabling it to offer flexibility to an employer and to tailor its product to an employer's particular needs.

         The integrated health care programs offered by the Company's HMOs include traditional Network and IPA Model HMO products, which are intended to offer quality care, cost containment and comprehensive coverage; a matrix package which allows employees to select their desired coverage from alternatives that have interchangeable outpatient and inpatient co-payment levels; point-of- service programs which offer a multi-tier design that provides both conventional HMO and indemnity-like (in-network and out-of-network) tiers; a PPO-like tier which allows members to self-refer to the network physician of their choice; and a managed indemnity plan, which is provided for employees who reside outside of its HMO service areas.

         Medicare Risk. The Company expanded its Medicare risk business in 1996 through the addition of 12,484 Medicare risk enrollees and, as of December 31, 1996, the Company's Medicare risk plans had a combined membership of approximately 146,000. The Company expects its Medicare risk business to continue to increase in the future.

         The Company offers its Seniority Plus, Senior Security and Wise Choice Medicare risk products directly to individuals and to employer groups. To enroll in a Company Medicare risk plan covered persons must be eligible for Medicare. Health care services normally covered by Medicare are provided or arranged for by the Company, in conjunction with a broad range of preventive health care services. The federal Health Care Financing Administration ("HCFA") pays to the Company for each enrolled member a monthly fee based, in part, upon the "Adjusted Average Per Capita Cost," as determined by HCFA's analysis of fee-for-service costs related to beneficiary demographics. Depending on plan design and other factors, the Company may charge a member a premium or prepaid charge.

         The Company's Health Net subsidiary introduced a Medicare risk point-of-service product in the first half of 1996. The two-tier product combines features of a standard Medicare risk HMO with an option for the member to seek health care services outside of the HMO network, which outside services carry higher co-payments and co-insurance compared with services provided inside the HMO network. The Company believes that this product will provide additional marketing opportunities to retirees of large employers, Health Net's largest market segment.

         The Company's California Medicare risk product, Seniority Plus, was licensed and certified to operate in 31 California counties (20 full counties and 11 partial counties) as of December 31, 1996. The Company's other HMOs are licensed and certified to offer Medicare risk plans in 7 counties in Colorado, 5 counties in New Mexico, 6 counties in Washington and 5 counties in Pennsylvania. The Company is currently applying for a Medicare risk contract in Oregon and Connecticut. The Company has contracted with more than 7,200 primary care physicians, more than 16,400 specialty physicians and 213 hospitals to provide services to its Medicare risk members in California, and the Company's HMOs in the Southwest, Northwest and Northeast regions have contracted with approximately 3,200 primary care physicians, 8,500 specialty physicians and 113 hospitals to provide services to its Medicare risk members.

         Medicaid Products. With the acquisitions of M. D. Health Plan and Greater Atlantic in 1995, the Company significantly expanded its Medicaid business and, at December 31, 1996, the Company had an aggregate of approximately 59,000 Medicaid members. To enroll in these Medicaid products, an individual must be eligible for Medicaid benefits under the appropriate state regulatory requirements. These HMOs offer, in addition to standard Medicaid coverage, certain additional services including dental and vision benefits. The applicable state agency pays the Company's HMOs a monthly fee for each Medicaid member enrolled on a percentage of fee-for-service costs. As of December 31, 1996, Greater Atlantic had approximately 20,000 Medicaid members in Pennsylvania, M.D. Health Plan had approximately 22,000 Medicaid members in Connecticut, and the Company's HMOs in Washington and Oregon had approximately 16,000 and 1,000 Medicaid members in their service areas, respectively. Effective March 1997 the Company has discontinued its participation in the Pennsylvania Medicaid program.

         Administrative Services Only Business. The Company also provides third party administrative services to large employer groups throughout its service areas. Under these arrangements, the Company provides claims processing, customer service, medical management and other administrative services without assuming the risk for medical costs. The Company is generally compensated for these services on a fixed per member per month basis.

         Workers' Compensation Product. Health Net Comp.24, the Company's workers' compensation product in California, is an integrated full service managed care workers' compensation program designed to deliver managed medical care to reduce workers' compensation medical expenses for insurance carriers and self-insured employers. Comp.24 combines medical cost-saving techniques and workers' compensation disability management with the goal of halting inflationary trends and reducing overall costs in workers' compensation. The initial strategy of Comp.24, which began operations in July 1994, is to create multiple alliances with large, well-established regional and national insurance carriers and to provide administrative services to large self-insured employers. Consumers of the Comp.24 product will have access to a specialized provider network and tailored medical management, quality controls, and other specialized administrative capabilities. Currently, Comp.24 provides administrative workers' compensation services to American International Group Claim Services, Republic Indemnity and ITT Hartford. The Company has expanded its Comp.24 product line by offering a "24 hour" workers' compensation coverage.

         Insurance Products. The Company offers indemnity products as part of multiple option products in California, Colorado, New Mexico and Washington. These products are offered by the Company's health and life insurance subsidiaries which are licensed to sell insurance in 33 states and the District of Columbia. Through these subsidiaries, the Company also offers HMO members certain auxiliary non-health products such as group life, accidental death and disability and short-term disability insurance, in conjunction with its managed care products.

         Specialty Products. The Company's comprehensive product offering also includes supplemental programs for managed chiropractic care, vision coverage, a managed mental health/substance abuse program and a prescription drug program.

         Wellness Programs. The Company emphasizes the importance of health education, disease prevention and adoption of healthier lifestyles through its "Wellness Programs." Management believes that health awareness can be a factor in the reduction of health care costs. Wellness Programs are offered directly to employees at the employees' work site or through primary medical groups ("PMGs"). PMGs are required and encouraged (in the form of increased capitation payments) to offer educational programs and preventive health care information. To date, Wellness Programs have focused on topics such as prenatal care, smoking cessation, weight management, back care, diabetes and exercise. In addition to the health care benefits, the Company believes that its Wellness Programs are unique and provide it with a marketing advantage which differentiates it from its competitors.

         PPO Network Services. As of December 31, 1996, the Company's PPO network subsidiary, Preferred Health Networks, Inc. ("PHN"), provided PPO and workers' compensation network services to over 4.6 million covered persons in 48 states and the District of Columbia. In January 1996, PHN acquired Midwest Business Medical Association ("MBMA"), a PPO network operating in the states of Illinois, Indiana, Nebraska and

Wisconsin. MBMA included more than 200 hospitals and 9,500 physicians covering more than one million members. The Company intends to continue to expand such operations into additional states, as appropriate.

PROVIDER SERVICES AND ARRANGEMENTS

         Physician Relationships. Upon enrollment in one of the Company's HMO plans, each member selects a primary care physician or PMG from the HMO's provider panel. The primary care physicians and PMGs assume overall responsibility for the care of members and determine the nature and extent of services provided to any given member. Medical care provided directly by such physicians includes the treatment of illnesses not requiring referral, as well as physical examinations, routine immunizations, maternity and child care and other preventive health services. In conjunction with medical director review, the primary care physicians and PMGs are responsible for making referrals to specialists and hospitals. In Connecticut, the M. D. Health Plan HMO is offered on an "open panel" basis under which members may access any physician in the network without first consulting a primary care physician.

         The following table sets forth the number of primary care and specialist physicians with whom the Company's HMOs (and certain of such HMOs'
PMGs) contracted as of December 31, 1996 by its plans in each of the geographic regions in which it had active HMO operations:

                             California        Northeast        Northwest        Southwest
                               Region           Region           Region           Region
                               ------           ------           ------           ------
Primary Care Physicians       10,370            4,011            3,809            1,129

Specialist Physicians         20,877            8,689            9,493            3,010

        Total                 31,247           12,700           13,302            4,139
                              ======           ======           ======            =====

         Physician contracts are generally for a period of one year and are automatically renewable unless terminated, with certain requirements for maintenance of good professional standing and compliance with the Company's quality, utilization and administrative procedures. Market pressures have caused the Company to undertake a review of the financial terms of contracts with certain of its physician providers. In California, the primary care physicians and PMGs generally receive a monthly "capitation" fee for every member served. The capitation fee represents payment in full for all medical and ancillary services specified in the service agreements. The non-physician component of all hospital services is covered by a combination of capitation and/or per diem charges. In such capitated arrangements, in cases where the capitated provider cannot provide the health care services needed, such providers generally contract with specialists and other ancillary service providers to furnish the requisite services pursuant to capitation agreements or negotiated fee schedules with specialists. The Company's HMOs outside California generally reimburse physicians according to a discounted fee-for-service schedule.

         Hospital Relationships. The Company's HMOs provide hospital care primarily under contracts with selected hospitals in their service areas. Such hospital contracts generally provide for multi-year terms, with limited annual reimbursement increases, and provide for payments on a variety of bases, including capitation, per diem rates, case rates and discounted fee-for-service schedules.

         Covered hospital inpatient care for a member is comprehensive; it includes the services of physicians, nurses and other hospital personnel, room and board, intensive care, laboratory and x-ray services, diagnostic imaging and generally all other services normally provided by acute-care hospitals. Once a member is admitted to a hospital, nurses employed or designated by the HMO monitor the progress of the member's continued hospitalization by reviewing medical charts in the hospital, consulting with the attending physician and reporting back to the physician medical director. The nurse updates the member's status on a daily basis into the Company's management information system. In the Company's IPA Model HMOs, a daily hospitalization report is generated, and the status of each hospitalized member is reviewed by a medical director on a daily basis. The HMO nurses and medical directors are actively involved in discharge planning and case management, which often involves the coordination of community support services, including visiting nurses, physical therapy, durable medical equipment and home intravenous therapy.

         Other Medical Services. Certain medical and surgical procedures, including laboratory tests, diagnostic radiology services and ambulatory surgery, are performed on an outpatient basis. Other outpatient services include crisis intervention, group therapy and counseling services, substance-abuse services, physical therapy and other similar services for which hospitalization is not medically necessary. These services, as well as optional riders for pharmaceuticals and eye care, are provided to members through contracting physicians and other health care providers, who are generally paid according to a discounted fee-for-service schedule.

MANAGEMENT INFORMATION SYSTEMS

         The Company operates a sophisticated management information system that gathers and stores data on its members and physician and hospital providers. It contains all of the Company's necessary membership and claims-processing capabilities as well as marketing and medical utilization programs. An effective management information system is critical to the Company's operation. In 1995 the Company commenced the installation of the AMISYS operating and MACESS document imaging systems at its HMOs outside of California. These systems provide the Company with an integrated and efficient system of billing, reporting, member services and claims processing and the ability to examine member encounter information for the optimization of clinical outcomes.

         In 1995, the Company embarked on a multi-year project to develop and install a new information system designed to facilitate the seamless management of patients throughout the entire health care continuum. This "Fourth Generation Medical Management" project includes regional data repositories containing clinical and demographic data about each of the Company's health plan members, which data serves as the basis for enhanced clinical decision making. Physicians, hospitals and the Company's case managers will have access to expert systems and an ever-expanding library of clinical protocols which will help in optimizing the diagnosis and treatment decisions for each health plan member. In addition, the Company is building regional, comprehensive member support centers which it believes will strengthen the connection between members and the Company. These centers will serve as the primary contact for members 24 hours a day, seven days a week, offering expert triage by nurses and directing members to the most appropriate provider. Outbound activities of the call centers include clinical reminder calls to members and consultive support for self-care protocols. The Fourth Generation Medical Management system has been undergoing testing since July 1996. In its Philadelphia "beta" site, six hospitals, two physician practices and a comprehensive Member Support Center servicing 300,000 of the Company's members are running on a single integrated "Fourth Generation" system. The Company anticipates that this system will see expanded use in its health plans by the end of 1997 and will be installed in all the Company's plans within three years.

COST CONTAINMENT

         The primary care physician or PMG is responsible for authorizing all needed medical care except for emergency medical services. By coordinating care through such physicians in cases where reimbursement includes risk-sharing arrangements, the Company believes that inappropriate use of medical resources is reduced and efficiencies are achieved.

         To limit possible abuse in utilization of hospital services, a certification process precedes the admission of each non- emergency patient member, followed by continuing review during the patient's hospital stay. In addition to reviewing the appropriateness of hospital admission and continued hospital care, the Company plays an active role in evaluating alternative means of providing care to enrollment members and encourages the use of outpatient care, when appropriate, to reduce the cost that would otherwise be associated with an inpatient hospital admission.

QUALITY ASSURANCE

         Quality assurance is a continuing priority for the Company. Each of the Company's HMOs has a quality assurance plan administered by a committee comprised of medical directors and primary care and specialist physicians. The committees' responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and community standards and the collection of data relating to results of treatment. All of the Company's HMOs also have a subscriber grievance procedure and/or a member satisfaction program designed to respond promptly to member grievances. Aspects of such member service programs take place both with the participating physicians and the Company's HMOs. They are coordinated with other aspects of the Company's operations, including quality assurance and utilization management, medical policy and marketing. The following projects and reviews help to access the Company's progress in this area.

         NCQA Accreditation. The National Committee for Quality Assurance ("NCQA") is an independent, non-profit organization that reviews and accredits HMOs. NCQA assesses an HMOs quality improvement, utilization management, credentialing process, commitment to members' rights and preventive health services. HMOs that comply with NCQA's review requirements and quality standards receive NCQA accreditation. Health Net received full one year accreditation from the NCQA in 1995. Health Net had its 1996 NCQA site visit in December 1996 and it is awaiting the results. The Company's Seattle region of its Washington HMO had its initial NCQA accreditation site visit in July 1995 and received provisional accreditation. The health plan's second visit from NCQA occurred in January 1997 and is awaiting the results. The Company's Philadelphia, Pennsylvania HMO was also evaluated in July 1996 and is likewise awaiting the final determination. The Company's Spokane region of its Washington HMO is scheduled for its initial accreditation site visit in March 1997. The Company's remaining HMOs have already submitted or are currently preparing applications for NCQA accreditation, and such HMOs anticipate that NCQA accreditation site visits will take place in early 1997. See also "Government Regulation--National Committee for Quality Assurance" herein.

         HEDIS. In 1996, the Company's HMOs continued their participation in a nationwide program known as the Health Plan Employer Data and Information Set ("HEDIS"). The purpose of HEDIS is to test the ability of health plans to collect and report on a wide variety of measures that point toward quality of care and service. The project was developed under the auspices of the NCQA. NCQA modified the required quality measures for the 1996 HEDIS submission which was filed electronically as part of a voluntary NCQA pilot program called "Quality Compass", a CD-ROM publication tool for HEDIS results. The results of these submissions indicated that the quality, performance and member satisfaction of the Company's HMOs were comparable to or exceeded its major competing plans.

MARKETING AND SALES

         Marketing is a two-step process in which the Company first markets to employer groups and then provides information directly to employees once the employer has selected the HMO. The Company typically uses its internal sales staff to serve the large employer groups while independent brokers work with the Company's internal sales staff to develop business with smaller employer groups. Once selected by an employer, the Company solicits enrollees from the employee base directly. In 1996, the Company marketed its programs and services primarily through its direct sales staff and independent brokers, agents and consultants. During "open enrollment" periods when employees are permitted to change health care programs, the Company uses direct mail, worksite and health fair presentations, telemarketing, and outdoor, print, radio and television advertisements to attract new enrollees. The Company's sales efforts are supported by its marketing division which includes research and product development, corporate communications, public relations and marketing services.

         Premiums for each employer group are generally contracted for on a yearly basis. Numerous factors are considered by the Company in fixing its monthly premiums, including employer group needs, and anticipated health-care utilization rates as forecasted by the Company's management based on the demographic composition of, and the Company's prior experience in, its service areas. Premiums are also affected by applicable regulations that prohibit experience rating of group accounts (i.e., setting the premium for the group based on its past use of health care services) and by state regulations governing the manner in which premiums are structured and the plan's overall financial viability.

COMPETITION

         HMOs operate in a highly competitive environment in an industry currently subject to significant changes from business consolidations, new strategic alliances, legislative reform and market pressures brought about by a better informed and better organized customer base. The Company's HMOs face substantial competition from for-profit and nonprofit HMOs, PPOs, self-funded plans (including self-insured employers and union trust funds), Blue Cross/Blue Shield plans and traditional indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than the Company. The Company believes that the principal competitive features affecting its ability to retain and increase membership include the range and prices of benefit plans offered, provider network, quality of service, responsiveness to user demands, financial stability, comprehensiveness of coverage, diversity of product offerings and market presence and reputation. The relative importance of each of these features and key competitors vary by market. The Company believes that it competes effectively with respect to all of these factors.

         California Region. Kaiser Foundation Health Plan ("Kaiser") is the largest HMO in California and in the United States and the Company's principal competitor in the California HMO industry. In addition to Kaiser, the Company's other HMO competitors include PacifiCare of California (which recently purchased FHP Health Plan) California Care (Blue Cross), CIGNA Healthplans of California, Inc. and Foundation Health Plan. In addition, there are a number of other types of competitors including self-directed plans, traditional indemnity insurance plans and other managed care plans.

         The Company competes in California for employers and members against other HMOs, self-funded plans, traditional health insurers and a variety of PPOs. The establishment of PPOs has been encouraged by legislation in California that enables insurance companies to negotiate fees with health care providers and to extend economic incentives to insureds to utilize such providers without significant legal restrictions. However, the California Department of Corporations (the "DOC"), which regulates all California HMOs, has interpreted California law to prohibit California PPOs that lack an HMO license from compensating providers on a capitated or other prepaid or periodic basis unless those providers themselves have an HMO license. Thus, only HMOs may legally enter into such financial arrangements with providers, while PPOs are limited to fee-for-service arrangements.

         Southwest Region. The Company's Colorado HMO competes primarily against other area HMOs including Kaiser and FHP of Colorado, Inc., as well as with a Blue Cross/Blue Shield HMO, other commercial carriers and various hospital or physician-owned HMOs. The Company's largest competitor in New Mexico is Lovelace Health Plan, an HMO owned by CIGNA Corporation. The Company's New Mexico HMO also competes with Presbyterian Health Plan, FHP Healthcare and Blue Cross/Blue Shield.

         Northwest Region. The Company's Oregon HMO competes primarily against other HMOs including Kaiser, PacifiCare of Oregon, The Good Health Plan, PACC Health Plans and a Blue Cross/Blue Shield HMO, and with various PPOs. The Company's Washington HMO competes primarily with Group Health Cooperative of Puget Sound, Kaiser, HealthPlus (Blue Cross), and with commercial carriers, self-funded plans and other Blue Cross/Blue Shield organizations.

         Northeast Region. The Company's HMO in Connecticut competes for business with commercial insurance carriers, Blue Cross and Blue Shield of Connecticut and more than ten HMOs. The Company's main competitors in Pennsylvania and New Jersey are AETNA/U.S. Healthcare, Independence Blue Cross, Oxford Health Plans, AmeraHealth and Keystone East.

GOVERNMENT REGULATION

         The Company believes it is in compliance in all material respects with all current state and federal regulatory requirements applicable to the business to be conducted by its subsidiaries. Certain of these requirements are discussed below.

         Federal HMO Statutes. Under the Federal Health Maintenance Organization Act of 1973 (the "HMO Act"), services to members must be provided substantially on a fixed, prepaid basis without regard to the actual degree of utilization of services. Although premiums established by an HMO may vary from account to account through composite rate factors and special treatment of certain broad classes of members, traditional experience rating of accounts (i.e., retrospective adjustments for a group account based on that group's past use of health care services) is not permitted under the HMO Act; prospective rating adjustments are, however, allowed. All of the Company's HMOs (other than M.D. Health Plan) are federally qualified in certain parts of their respective service areas under the HMO Act and are therefore subject to the requirements of such act to the extent federally qualified products are offered and sold.

         The Company's Seniority Plus, Senior Security and Wise Choice products provided under Medicare risk contracts are subject to regulation by HCFA.
Under these contracts and HCFA regulations, if premiums received for Medicare-covered health care services provided to senior plan members are more than the premiums received for the same health care services provided to non-senior plan members, then the Company must provide senior plan members with additional benefits beyond those required by Medicare, or reduce their premiums, deductibles or copayments, if any. Such products are not permitted to account for more than one-half of the Company's total HMO members in each of their geographic markets. HCFA has the right to audit HMOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with HCFA's contracts and regulations.

         California HMO Regulations. California HMOs such as Health Net are subject to state regulation, principally by the DOC under the Knox-Keene Health Care Service Plan Act of 1975, as amended (the "Knox-Keene Act"). Among the areas regulated by the Knox-Keene Act are: (i) adequacy of management, (ii) the scope of benefits required to be made available to members, (iii) the manner in which premiums are structured, (iv) procedures for review of quality assurance,
(v) enrollment requirements, (vi) composition of policy making bodies to assure that plan members have access to representation, (vii) procedures for resolving grievances, (viii) the interrelationship between HMOs and their health care providers, (ix) adequacy and accessibility of the network of health care providers, (x) provider contracts and (xi) initial and continuing financial viability. Any material modifications to the organization or operations of Health Net are subject to prior review and approval by the DOC. This approval process can be lengthy and there is no certainty of approval. In addition, under the Knox-Keene Act, Health Net must file periodic reports with, and is subject to periodic review by, the DOC.

         Other HMO Regulations. In each state in which the Company does business, HMOs must file periodic reports with, and their operations are subject to periodic examination by, state licensing authorities. In addition, each HMO must meet numerous state licensing criteria and secure the approval of state licensing authorities before implementing certain operational changes, including the development of new product offerings and, in some states, the expansion of service areas. To remain licensed, each HMO must continue to comply with state laws and regulations and may from time to time be required to change services, procedures or other aspects of its operations to comply with changes in applicable laws and regulations. HMOs are required by state law to meet certain minimum capital and deposit and/or reserve requirements in each state and may be restricted from paying dividends to their parent corporations under certain circumstances from time to time. Several states have increased minimum capital requirements, which increases are typically phased in over a period of time. Regulations in these and other states may be changed in the future to further increase equity requirements. Such increases could require the Company to contribute additional capital to its HMOs. Any adverse change in governmental regulation or in the regulatory climate in any state could materially impact the HMOs operating in that state. The HMO Act and state laws place various restrictions on the ability of HMOs to price their products freely. The Company must comply with certain provisions of certain state insurance and similar laws, especially as it seeks ownership interests in new HMOs, PPOs and insurance companies, or otherwise expands its geographic markets or diversifies its product lines.

         Insurance Regulations. State departments of insurance (the "DOIs") regulate insurance and third party administrator business conducted by certain subsidiaries of the Company (the "Insurance Subsidiaries") pursuant to various provisions of state insurance codes and regulations promulgated thereunder. The Insurance Subsidiaries are subject to various capital reserve and other financial requirements established by the DOIs. The Insurance Subsidiaries must also file periodic reports regarding their activities regulated by the DOIs and are subject to periodic reviews of those activities by the DOIs. The Company must also obtain approval from or file with the DOIs for all of its group and individual policies prior to issuing those policies. The Company does not believe that the requirements imposed by the DOIs will have a material impact on the ability of the Insurance Subsidiaries to conduct their business profitably.

         National Committee for Quality Assurance. NCQA, an independent, non-profit organization that reviews and accredits HMOs, assesses an HMO's quality improvement, utilization management, credentialing process, commitment to members' rights and preventive health services. HMOs that comply with NCQA's review requirements and quality standards receive NCQA accreditation. See also "Quality Assurance--NCQA Accreditation" herein. After an NCQA review is completed, NCQA will issue one of four designations. These are (i) full accreditation for three years; (ii) full accreditation for one year; (iii) provisional accreditation for twelve to eighteen months to correct certain problems with a follow-up review to determine qualification for accreditation; and (iv) not accredited.

RISK MANAGEMENT

         The Company currently manages risk through various mechanisms including premium structure, reinsurance and liability coverage.

         Premium Structure. The Company's premiums are based on the estimated average medical and administrative costs per member for the expected utilization and cost of services provided to members under the benefit plans and the benefit riders selected by an employer. These rates are formulated by the Company with the assistance of outside actuarial consulting firms as required. The Company also calculates the capitation rate, where applicable, for the coverage and optional riders chosen by each employer group.

         All employer group premium rates generally are contracted for on a yearly basis unless the Company and the employer agree to adjust the contract term so that the effective date coincides with the beginning of the group's health benefit plan year or to accommodate an established open enrollment period. The Company may, from time to time, guarantee limits on premiums with employers if contracts are renewed. Based on its marketing experience, the Company believes that the rates established at the present time are competitive with rates presently paid by employers in its service areas for similar health benefit coverage. The Company's methodology for determining premium rates is in accordance with federal guidelines, which provide for community rating, community rating by class and adjusted community rating.

         Reinsurance. With respect to reinsurance, the Company pursues the most appropriate approach for each operating HMO subsidiary within the combined enterprise based on financial considerations and regulatory requirements. Historically, the Company's HMOs outside of California have obtained reinsurance to limit the risk for an individual member's hospital expenses in excess of certain amounts, subject to deductibles per member per contract year. Each of these HMOs (other than QualMed Plans for Health (PA)) has entered into a reinsurance agreement with QualMed Health & Life Insurance Company, a wholly owned second-tier subsidiary of the Company, under which QualMed Health & Life Insurance Company reinsures each such HMO as described in the preceding sentence, with the specific reinsurance coverage terms and conditions based upon the size, loss history and other relevant circumstances of the particular HMO. Health Net, on the other hand, has historically self-insured for these risks, and QualMed Plans for Health (PA) obtains such reinsurance through an unrelated third party.

         Liability Coverage. The Company maintains general liability, professional liability, workers compensation, property and casualty and directors' and officers' liability coverage subject to customary deductibles, limitations and exclusions. The Company also requires participating physicians, PMGs and participating hospitals to maintain malpractice insurance coverage. The Company verifies malpractice insurance coverage as part of its credentialing and recredentialing processes.

SERVICE MARKS

        The Company's service marks and/or trademarks include: BabyWell(SM) Being Well(R), Feetbeat Worksite Walking Program(SM), FLEX NET(SM), Health Net(R), Health Net ACCESS(SM), Health Net Comp.24(SM), Health Net ELECT(SM), Health Net INSIGHT(SM), Health Net OPTIONS(SM), Health Net SELECT(SM), Health Net Seniority Plus(SM), Heart & Soul(SM), M.D. Health Plan Personal Medical Management(SM), QualAssist(SM), QualAdmit(SM), Qual-Med(R), QualMed(SM), QualMed Health & Life Insurance Company(R), QualMed Plans for Health(R), Rapid Access(SM) Senior Security(R), "The Final Piece of the Healthcare Puzzle"(SM) and "Well Managed Care Right from the Start(R)" and certain designs related to the foregoing.

         The Company utilizes these marks in connection with the marketing and identification of products and services. The Company believes such marks are valuable and material to its marketing efforts.

EMPLOYEES

         At December 31, 1996, the Company employed approximately 3,700 full-time employees and approximately 125 part-time employees. Such employees perform a variety of functions, including administrative services for employers, providers, and members, negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers, handling claims for payment of hospital and other services and providing data processing services. The Company's employees are not unionized and the Company has not experienced any work stoppage since its organization. The Company considers its relations with its employees to be very good.

ITEM 2.  PROPERTIES

         The Company owns its principal executive offices in Pueblo, Colorado and leases office space for its principal executive offices in Woodland Hills, California. The Pueblo facility, with approximately 72,000 square feet, is subject to a mortgage in the aggregate principal amount of approximately $1.4 million. The Company also received three properties in 1996 with approximately 188,400 aggregate square feet and will receive approximately $4.5 million for such properties' renovation from the City of Pueblo in return for certain employment commitments. The Woodland Hills facility, with approximately 275,000 square feet, is leased pursuant to a ten year lease expiring in 2001 on an anchor full-service gross basis with annual rent in 1996 of approximately $7.8 million. The Company and its subsidiaries also lease an aggregate of approximately 450,000 square feet of additional office space. The Company's aggregate rent obligations under these leases were approximately $10.7 million in 1996. Management believes that its ownership and rental costs are consistent with those available for similar space in the applicable local area. The Company's properties are well maintained, considered adequate and are being utilized for their intended purposes.

ITEM 3.  LEGAL PROCEEDINGS

CLASS ACTION LAWSUIT

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

         On April 19, 1996, the Court entered a Stipulation and Order of Dismissal dismissing the Consolidated Action without prejudice.

RESTRICTED STOCK DISPUTE

         Following the conversion of Health Net to a for-profit subsidiary of the Company (the "Conversion"), a restricted stock plan (the "Restricted Stock Plan") was adopted and restricted shares were issued to certain management employees of Health Net. In February 1993, the DOC informed Health Net that it believed the issuance of such restricted shares ("Restricted Shares") of the Company to persons who were stockholders of the Company as of the date of the Conversion (the "Restricted Share Recipients") violated certain provisions and terms imposed by the DOC in connection with the Conversion. In March 1993, the DOC insisted that such restricted shares be rescinded and stated that the DOC would take steps necessary to revoke the approval of the Conversion if the issuance of the Restricted Shares was not rescinded (the "Conditional Revocation Order"). In April 1993 the Restricted Share Recipients agreed to rescind all of the Restricted Shares issued to them, under express protest to the DOC. Subsequently, a formal protest was filed with the DOC which requested a hearing regarding the correctness of the decision.

         On September 14, 1994, Health Net, the Company and certain of the Restricted Stock Recipients, on behalf of all the Restricted Stock Recipients (the "Petitioners"), filed a Petition for Writ of Administrative Mandamus in the Superior Court of the County of Los Angeles (Case No. BS030426) (the "Writ Proceeding"). The Writ Proceeding sought to overturn the Conditional Revoca-tion Order and to require the Commissioner of the DOC to follow procedures set forth in the Administrative Procedures Act which would result in an administrative hearing regarding the correctness of the Conditional Revocation Order or, in the alternative, to treat the Conditional Revocation Order as a final agency action and to have the Court order the Commissioner of the DOC to rescind the Conditional Revocation Order.

         On May 25, 1995, the Petitioners filed an amended petition expanding the original claims and adding a new cause of action for a declaratory judgment that would revoke the rescission of the issuance of the Restricted Shares. The DOC and the Foundation filed new demurrers to the amended petition on July 3, 1995. At a hearing on July 28, 1995, the Court sustained the demurrers without leave to amend. On August 7, 1995, the Petitioners filed objections to the Court's Statement of Decision. On August 15, 1995, the Court overruled the objections of the Petitioners to the Court's Statement of Decision. On September 8, 1995, the Court entered an Order of Dismissal, and the Amended Petition for Writ of Mandate and Complaint for Declaratory Relief of the Petitioners was dismissed. On September 19, 1995, the DOC served notice of the entry of the Order of Dismissal. On October 18, 1995, the Petitioners filed a Notice of Appeal. The opening brief was filed on March 15, 1996, and the Respondents' briefs were filed on or around June 13, 1996. The reply briefs to the Respondents' briefs were timely filed on August 19, 1996 and the Court set oral arguments on the appeal for November 13, 1996.

         On November 26, 1996, the California Court of Appeals entered an order affirming the trial court decision. During the first week of January 1997, the Petitioners filed a petition for review asking the California Supreme Court to consider the matter. The DOC and the California Wellness Foundation filed oppositions to the petition for review on January 21, 1997 and January 23, 1997, respectively. On March 12, 1997, the California Supreme Court issued a ruling denying the petition for review. This case is now resolved.

MEDAPHIS CORPORATION

         On November 7, 1996 the Company filed a lawsuit against Medaphis Corporation ("Medaphis") and its former Chairman and Chief Executive Officer Randolph G. Brown entitled Health Systems International, Inc. v. Medaphis Corporation, Randolph G. Brown and Does 1-50, case number BC 160414. Superior Court of California, County of Los Angeles. The lawsuit arises out of the acquisition of Health Data Sciences Corporation ("HDS") by Medaphis. In July 1996, the Company, the owner of 1,234,544 shares (or 77%) of Series F Preferred Stock of HDS, representing over sixteen percent of the total outstanding equity of HDS, voted its shares in favor of the acquisition of HDS by Medaphis. The Company received as the result of the acquisition 976,771 shares of Medaphis Common Stock in exchange for its Series F Preferred Stock.

         In its complaint, the Company alleges that Medaphis was actually a poorly run company with sagging earnings in its core business, and had artificially maintained its stock prices through a series of acquisitions and accounting maneuvers which provided the illusion of growth while hiding the reality of its weakening financial and business condition. The Company alleges that Medaphis, Brown and other insiders deceived the Company by failing to reveal that Medaphis would shortly reveal a "write off" of up to $40 million in reorganization costs and would lower its earnings estimate for the following year, thereby more than halving the value of the Medaphis shares received by the Company. The Company alleges that these false and misleading statements were contained in oral communications with the Company, as well as in the prospectus provided by Medaphis to all HDS shareholders in connection with the HDS acquisition. Further, despite knowing of the Company's discussions to form a strategic alliance of its own with HDS, Medaphis and the individual defendants wrongfully interfered with that prospective business relationship by proposing to acquire HDS using Medaphis stock whose market price was artificially inflated by false and misleading statements. The Company alleges that the defendants' actions constitute violations of both federal and state securities laws, as well as fraud and other torts under state law. The Company is seeking either rescission of the transaction or damages in excess of $38 million The defendants have denied the allegations in the complaint, and the Company is vigorously pursuing its claims against Medaphis.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders of the Company, either through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1996.

OTHER INFORMATION

Public Offering

         On May 15, 1996, the Company completed a public offering (the "Offering") in which the Company sold 3,194,374 shares of Class A Common Stock and the Foundation sold 6,386,510 shares of Class A Common Stock (constituting 6,386,510 shares of Class B Common Stock which automatically converted into shares of Class A Common Stock upon the sale) for a per share purchase price to the public of $30.00. The proceeds received by the Company from the sale of the 3,194,374 shares of Class A Common Stock were approximately $92.4 million after deducting underwriting discounts and commissions and estimated expenses of the Offering payable by the Company. The Company used its net proceeds from the Offering to repurchase 3,194,374 shares of Class A Common Stock held pursuant to the Amended and Restated Health Net Associate Trust Agreement dated as of May 1, 1994 (the "Associate Trust Agreement"), on behalf of certain founding stockholders of the Company at the date of the conversion of Health Net to for-profit status (the "Class A Stockholders"). The repurchase price per share paid by the Company to repurchase these shares of Class A Common Stock from the Class A Stockholders was

$28.92, which represented the net proceeds per share received by the Company in the Offering. All 3,194,374 of such shares repurchased by the Company are currently held as treasury stock. The Company did not receive any of the proceeds from the sale of shares of Class A Common Stock by the Foundation.

Revolving Credit Facility

         On April 26, 1996 the Company executed the Credit Agreement which provides an unsecured five-year $700 million revolving credit facility. A copy of the Credit Agreement was attached as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 26, 1996. Amendment No. 1 to the Credit Agreement was attached as Exhibit 10.33 to the Company's Quarterly Report on Form 10- Q for the quarter ended March 31, 1996, Amendment No. 2 to the Credit Agreement was attached as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and Amendment No. 3 to the
Credit Agreement is attached hereto as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Capitalized terms used but not defined herein have the meanings set forth in the Credit Agreement.

         Approximately $319 million which was borrowed under the Company's prior $400 million credit facility was rolled into the new facility under the Credit Agreement. The new facility is available to the Company and its subsidiaries for general corporate purposes including Permitted Acquisitions and Joint Ventures and, if the Company should elect, to repurchase or redeem the Company's capital stock to the extent allowed by the Federal Reserve Board Regulations and other requirements of law and as set forth in the Credit Agreement. As of December 31, 1996, the Company had drawn approximately $319 million under the facility of which approximately $135 million had been applied to pay a portion of the notes payable to the Foundation, approximately $100 million had been drawn to fund the Company's acquisition of M.D. Enterprises of Connecticut, Inc., approximately $75 million has been drawn to fund the Company's acquisition of G.H. Holding Corporation and approximately $9 million had been drawn to fund certain stock repurchases from the Class A Stockholders in February 1996 and certain acquisitions.

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

         Loans under the facility are unsecured but the Company and its subsidiaries are subject to affirmative and negative covenants. These include limitations on the payment of cash dividends on the Company's capital stock and, in certain cases, the redemption or repurchase of capital stock or securities. In addition to obligations incurred under the facility, the Company and its subsidiaries are entitled to incur Permitted Subordinated Indebtedness for seller financing of Permitted Acquisitions and certain other items so long as the sum of such acquisitions does not exceed $150 million plus 25% of the net income of the Company and its subsidiaries in fiscal 1995 plus 50% of the net income of the Company and its subsidiaries in fiscal 1996 and subsequent years (calculated on a cumulative consolidated basis) and to incur unsecured indebtedness to repurchase the Company's Class A Common Stock.

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

         In connection with the Agreement and Plan of Merger (the "Merger Agreement") with FHC, the Company entered into Amendment No. 3 to the Credit Agreement which, among other things, deemed the FHC Merger to be a Permitted Acquisition and waived certain compliance requirements through June 30, 1997 in order to enable the Company to negotiate and enter into a new credit agreement combining the Credit Agreement and the FHC's existing credit agreement.

Shareholder Rights Plan

         On May 20, 1996, the Board of Directors of the Company declared a dividend distribution of one right (a "Right") for each outstanding share of the Company's Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"), to stockholders of record at the close of business on July 31, 1996 (the "Record Date"). The Board of Directors of the Company also authorized the issuance of one Right for each share of Common Stock issued after the Record Date and prior to the earliest of the Distribution Date (as defined below), the redemption of the Rights and the expiration of the Rights and in certain other circumstances. Rights will attach to all Common Stock certificates representing shares then outstanding and no separate Rights Certificates will be distributed. Subject to certain exceptions contained in the Rights Agreement dated as of June 1, 1996 by and between the Company and Harris Trust and Savings Bank, as Rights Agent (the "Rights Agreement"), the Rights will separate from the Common Stock in the event any person acquires 15% or more of the outstanding Class A Common Stock, the Board of Directors of the Company declares a holder of 10% or more to the outstanding Class A Common Stock to be an "Adverse Person," or any person commences a tender offer for 15% of the Class A Common Stock (each event causing a "Distribution Date").

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

         A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File No. 001-12718). In connection with its execution of the Merger Agreement, the Company entered into Amendment No. 1 (the "Rights Amendment") to the Rights Agreement to exempt the Merger Agreement and related transactions from triggering the Rights. In addition, the Rights Amendment modifies certain terms of the Rights Agreement applicable to the determination of certain "Adverse Persons," which modifications become effective upon consummation of the transactions provided for under the Merger Agreement. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement.

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

         The managed health care industry has recently received a significant amount of negative publicity. Such general publicity, or any negative publicity regarding the Company in particular, could adversely affect the Company's ability to sell its products or services or could create regulatory problems for the Company.

         Competition. The Company competes with a number of other entities in the geographic and product markets in which it operates, some of which other entities may have certain characteristics or capabilities which give them an advantage in competing with the Company. The Company believes there are few barriers to entry in these markets, so that the addition of new competitors can occur relatively easily. Certain of the Company's customers may decide to perform for themselves functions or services formerly provided by the Company, which could result in a decrease in the Company's revenues. Certain of the Company's providers may decide to market products and services to Company customers in competition with the Company. In addition, significant merger and acquisition activity has occurred in the industry in which the Company operates as well as in industries which act as suppliers to the Company such as the hospital, physician, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. To the extent that there is strong competition or that competition intensifies in any market, the Company's ability to retain or increase customers, its revenue growth, its pricing flexibility, its control over medical cost trends and its marketing expenses may all be adversely affected.

         Provider Relations. One of the significant techniques the Company uses to manage health care costs and utilization and monitor the quality of care being delivered is contracting with physicians, hospitals and other providers. Because of the large number of providers with which the Company's health plans contract, the Company currently believes it has a limited exposure to provider relations issues. In any particular market, however, providers could refuse to contract with the Company, demand higher payments or take other actions which could result in higher health care costs, less desirable products for customers and members or difficulty in meeting regulatory or accreditation requirements.

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

         Loss Reserves. The Company's loss reserves are estimates of future costs based on various assumptions. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicial administration of claims, medical costs and other factors. Included in the loss reserves are estimates for incurred but not reported ("IBNR") claims which are established for unreported claims and adverse loss developments relating to current and prior years. On an annual basis, the Company and an independent actuary review the adequacy of its loss reserves using generally accepted actuarial methods, and an opinion is used by the actuary as to the adequacy of the reserves. If the assumptions on which the estimates are based prove to be incorrect and reserves are inadequate to cover the Company's actual experience, the Company's profitability could be adversely affected.

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

Recent Developments

         Foundation Health Corporation. On October 1, 1996, the Company and FH Acquisition Corp., a wholly owned subsidiary of the Company ("Merger Sub"), entered into the Merger Agreement with FHC, whereby Merger Sub will merge with and into FHC and FHC will survive as a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement FHC stockholders will receive 1.3 shares of the Company's Class A Common Stock for every share of FHC common stock held resulting in the issuance of approximately 77 million additional shares of HSI Class A Common Stock. The shares of the Company's Class A Common Stock issued to FHC's stockholders in the Merger will constitute approximately 61% of the outstanding stock of the Company after the Merger and the Company's current stockholders will hold approximately 39% of the outstanding stock of the Company after the Merger.

         Pursuant to the Merger Agreement, the Company will amend its Certificate of Incorporation to change the name of the Company to Foundation Health Systems, Inc. and to increase the number of authorized shares of the Company's Common Stock to 380,000,000 shares consisting of 350,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock.

         The Merger Agreement also provides for, among other things, amendment of the Company's By-Laws to effect certain changes to the governance provisions of the Company following the Merger, including provisions related to the structure of the Company's Board of Directors and the committees of the Company's Board of Directors. Except in certain circumstances, during a transaction period following the consummation of the Merger and up to, but not including, the election of directors at the Company's May 2000 Annual Meeting of Stockholders, the Company's Board of Directors will consist of 11 members, six of whom (Daniel D. Crowley and five other independent directors) are to be designated by FHC and five of whom (Malik M. Hasan, M.D. and four other independent directors) are to be designated by the Company. Pursuant to such designations the new Company board of directors will initially be comprised of the following members: J. Thomas Bouchard, Daniel D. Crowley, George Deukmejian, Thomas T. Farley, Patrick Foley, Earl B. Fowler, Roger F. Greaves, Richard W. Hanselman, Malik M. Hasan, M.D., Richard J. Stegmeier and Raymond S. Troubh.

         Each company's stockholders voted to approve the FHC Merger at their respective special meetings held on February 12, 1997. Completion of the transaction, which will be accounted for as a pooling-of-interests, is subject to regulatory approvals as well as other customary conditions and is expected to be completed in April of 1997.

         Advantage Health. On May 14, 1996, the Company announced that it had reached a definitive agreement with the St. Francis Health System to acquire Advantage Health, a group of managed care companies, headquartered in Pittsburgh, Pennsylvania, with approximately 60,000 members for approximately $12.5 million in cash (less the dollar amount of certain investments to be retained by Advantage Health). The transaction is subject to final approvals from regulatory authorities, and other customary conditions of closing. The transaction is expected to close in early 1997.

         First Option Health Plan. Pursuant to an Amended and Restated Securities Purchase Agreement, dated February 10, 1997, as amended, and effective on March 19, 1997 (the "Amended FOHP Agreement"), among the Company, FOHP, Inc., a New Jersey corporation ("FOHP") and First Option Health Plan of New Jersey, Inc., a New Jersey corporation ("FOHP-NJ"), the Company agreed to invest an initial amount of approximately $43 million in FOHP. FOHP (headquartered in Red Bank, New Jersey) is owned by physicians, hospitals and other health care providers and is the sole shareholder of FOHP-NJ, a managed health care company providing a full line of commercial products for businesses and individuals, along with Medicare, Medicaid and Workers' Compensation programs. FOHP-NJ currently has approximately 168,000 HMO members in New Jersey, 141,000 of which are commercial and 27,000 of which are in Medicare and Medicaid programs. In addition, FOHP-NJ has more than 70,000 Workers' Compensation members and 60,000 PPO members. The Company's original agreement with FOHP contemplated that the Company would infuse $30 million in exchange for convertible subordinated debentures and an option to buy FOHP stock for $11 million pursuant to a Securities Purchase Agreement dated October 24, 1996 (the "Original FOHP Agreement")

         At closing, the Company will purchase approximately $43 million worth of FOHP convertible subordinated debentures (the "Initial Principal Amount"). A portion of the Initial Principal Amount will reflect fees owed to the Company by FOHP pursuant to a management agreement to be entered into by the Company and FOHP concurrently with the Amended FOHP Agreement. This portion of the Initial Principal Amount (estimated to be approximately $1.5 million as of the closing) will immediately be converted into FOHP stock. The Initial Principal Amount, and further amounts to be forwarded by the Company to FOHP prior to December 31, 1997 (such further amounts not to exceed $8.4 million), shall be convertible into 71% of the outstanding equity of FOHP at the Company's discretion. The timing of payment for these contractual obligations may be subject to revision pursuant to required regulatory approvals. In 1999, the Company may affect either a cash offer for shares or a merger, business combination or consolidation transaction for the remaining shares of FOHP not owned by the Company.

         As part of the transaction the Company will also provide a variety of management services to FOHP, including utilization review, quality assurance and strategic planning and, at HSI's option, information systems, among others. The Company will receive management fees from FOHP for these services.

         All of these transactions are subject to FOHP shareholder approval and other conditions of closing (including certain membership commitments from FOHP's hospital and other institutional shareholders).

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the high and low sales prices of the Company's Class A Common Stock, par value $.001 per share (the "Class A Common Stock") on The New York Stock Exchange, Inc. ("NYSE") since January 31, 1994, the day the Class A Common Stock first commenced trading.

                                                            High    Low
                                                            ----    ---
Calendar Quarter - 1994
         First Quarter (commencing January 31, 1994)        29 7/8  20
         Second Quarter                                     36 3/4  24 1/2
         Third Quarter                                      29 1/4  22
         Fourth Quarter                                     30 5/8  20 3/4
Calendar Quarter - 1995
         First Quarter                                      33 7/8  24 7/8
         Second Quarter                                     34 1/8  25
         Third Quarter                                      30 3/8  27 7/8
         Fourth Quarter                                     34 1/4  29 1/4
Calendar Quarter - 1996
         First Quarter                                      37 1/8  30 3/8
         Second Quarter                                     37 1/8  26 7/8
         Third Quarter                                      28 7/8  19 3/8
         Fourth Quarter                                     29 1/8  22 5/8
Calendar Quarter - 1997
         First Quarter (through March 24, 1997)             30 3/4  23 1/8

         On March 24, 1997, the last reported sales price per share of the Class A Common Stock was $29 1/4 per share.

DIVIDENDS

         No dividends have been paid by the Company during the preceding two fiscal years. The Company has no present intention of paying any dividends on its Common Stock.

         The Company is a holding company and, therefore, its ability to pay dividends depends on distributions received from its subsidiaries, which are subject to regulatory net worth requirements and certain additional state regulations which may restrict the declaration of dividends by HMOs, insurance companies and licensed managed health care plans. The payment of any dividend is at the discretion of the Company's Board of Directors and depends upon the Company's earnings, financial position, capital requirements and such other factors as the Company's Board of Directors deems relevant.

         Under a revolving credit agreement initially entered into in 1995 and amended and restated in 1996 with Bank of America National Trust and Savings Association, as agent (the "Credit Agreement"), the Company cannot declare or pay cash dividends to its stockholders or purchase, redeem or otherwise acquire shares of its capital stock or warrants, rights or options to acquire such shares for cash in excess, in the aggregate, of the sum of (i) $150 million plus (ii) 25% of net income of the Company and its subsidiaries arising from January 1, 1995 through December 31, 1995 plus (iii) 50% of net income of the Company and its subsidiaries arising after December 31, 1995, in each case, computed on a cumulative consolidated basis.

HOLDERS

         As of March 24, 1997, there were approximately 1,800 holders of record of Class A Common Stock. The California Wellness Foundation (the "Foundation") is the only holder of record of the Company's Class B Common Stock, par value $.001 per share (the "Class B Common Stock") which constitutes approximately 40% of the Company's aggregate equity. Under the Restated Certificate, shares of the Company's Class B Common Stock have the same economic benefits as shares of the Company's Class A Common Stock, but are non-voting. Upon the sale or other transfer of shares of Class B Common Stock by the Foundation to an unrelated third party, such shares automatically convert into Class A Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

              Health Systems International, Inc. and Subsidiaries

                            Selected Financial Data

                     (In thousands, except per share data)

                                                                        Year Ended December 31
                                        1996                 1995                1994              1993                1992(1)
                                 -----------------   -------------------   ----------------  ----------------   --------------------
Revenues:
Premium revenue                  $     3,134,014     $         2,692,335   $      2,290,601  $      1,943,730   $         1,528,500

ASO and other                             70,142                  39,717             15,561            13,530                 9,642
                                 ---------------     -------------------   ----------------  ----------------   --------------------
                                       3,204,156               2,732,052          2,306,162         1,957,260             1,538,142

Operating expenses:
   Health care                         2,611,527               2,180,277          1,838,235         1,567,232             1,245,780

   Marketing, general and
     administrative                      326,401                 302,870            266,764           262,927               182,650

   Depreciation and amorti-               52,626                  48,140             39,692            34,187                32,677
   zation
   ASO and other                          58,447                  37,453             15,623            10,837                 8,327
   Restructuring and other                44,108
   charges
   Merger-related costs                                           20,164                672            29,725
                                 ---------------     -------------------   ----------------  ----------------   -------------------
Operating income                         111,047                 143,148            145,176            52,352                68,708


Interest income (expense), net            14,163                  13,495              5,592              (114)                 (679)

Income taxes                             (51,720)                (67,307)           (62,759)          (28,438)              (27,753)

Minority interest in loss of                 102                     256                 66
                                 ---------------     -------------------   ----------------  ----------------   -------------------
subsidiary
Net income                       $        73,592     $            89,592   $         88,075  $         23,800   $            40,276
                                 ===============     ===================   ================  ================   ===================

Primary earnings per share       $          1.52     $              1.83   $           1.77  $           0.48   $              0.81
                                 ===============     ===================   ================  ================   ===================

Weighted average common shares
   outstanding (primary)                  48,332                  48,831             49,691            49,517                49,456
                                 ===============     ===================   ================  ================   ===================

Balance sheet data:
Cash and equivalents and
marketable                       $       589,614     $           592,561   $        512,372  $        465,602   $           351,268
   securities
Total assets                           1,211,880               1,213,711            894,397           822,221               771,679
Long-term debt                           362,465                 354,080            158,340           219,922               224,493
Stockholders' equity                     364,976                 285,527            223,605           154,352               127,316

__________________________________

(1) All data prior to February 6, 1992 reflects only QualMed data since Health Net prior to the conversion was not considered a predecessor company. See Note 1 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

         Since the HSI Combination in January 1994, the Company has experienced significant growth in revenue. Revenue increased to $3.2 billion in 1996, from
$2.7 billion in 1995 and $2.3 billion in 1994.   Net income totaled $73.6
million in 1996, compared to $89.6 million in 1995 and $88.1 million in 1994, after pretax restructuring and other charges of $44.1 million in 1996, and merger related costs of $20.2 and $.7 million in 1995 and 1994 respectively. With continued commercial premium rate pressures in California, the Company has focused on increasing its presence in the Medicare market in California and, through strategic acquisitions, entering new geographic markets. Medicare membership grew by 9.4% in 1996 and 69% in 1995. As initial steps in its Northeast expansion, the Company in 1995 acquired M.D. Health Plan, a managed health care company operating in the state of Connecticut, and Greater Atlantic, a managed health care company operating in Pennsylvania and New Jersey. In addition, the Company has entered into agreements to acquire an interest in managed care companies operating in Pennsylvania, West Virginia, Ohio and New Jersey.

         Revenue growth in 1996 over 1995 has been due in large part to full-year revenues contributed by acquisitions in the Northeast during 1995, accounting for $215.3 million of the $441.7 million premium revenue increase in 1996 as compared to 1995. In 1995, those acquisitions contributed $173 million in premium revenue. The remaining 1996 increase in premium revenue of $226.4 million was primarily a result of increases in Medicare risk membership, making up $161.6 million of such increase. The majority of this increase occurred in the Company's California market, where the Medicare risk product was initially offered in 1993. The acquisition of M.D. Health Plan initially added 59,000 commercial members, which increased to 117,000 by December 1995, primarily due to the conversion of approximately 52,000 State of Connecticut employees from ASO to full risk membership in July 1995. As of December 31, 1996, commercial membership in M.D. Health Plan totaled 130,000. The Company subsequently acquired Greater Atlantic, a 90,000 member HMO with operations in Pennsylvania and New Jersey. Greater Atlantic's business includes a substantial number of Medicare and Medicaid members. Revenue growth in 1995 was due in large part to significant increases in Medicare risk membership which accounted for $191 million of increases for that year. The majority of this increase occurred in the Company's California market. The Company believes that modest commercial premium rate pressures, particularly in California, will continue in 1997 and, accordingly, the Company will continue to emphasize the growth of its Medicare risk business and expansion into other geographic markets.

         The Company's overall medical loss ratio (medical expenses as a percentage of premium revenue) ("MLR"), increased to 83.3% in 1996 from 81.0% in 1995. The increase in MLR is the result of escalating health care costs coupled with a relatively flat premium environment, particularly in the California market. The increased health care costs reflect continued high pharmacy cost trends on a company-wide basis and increased outpatient costs in certain of the Company's markets outside of California. In addition, a high MLR was experienced in the Company's Philadelphia Medicaid business in 1996 as a result of a significant reduction in Medicaid reimbursement rates in February 1996. As of March 1997, the Company is no longer participating in the Pennsylvania Medicaid program. In 1995, effective medical management and the recontracting of its largely capitated provider network in California enabled the Company to maintain a stable MLR. The Company's overall MLR increased slightly to 81.0% in 1995 from 80.3% in 1994, primarily due to the increased Medicare risk business in 1995. Medicare risk MLRs typically run higher than commercial ratios due to the higher utilization of services in the senior population. A stable commercial MLR of 79.4% was achieved by the Company in 1995 by renegotiating its provider contracts in California, to offset premium pricing pressures, and quickly implementing its medical management system in its newly acquired HMO operations in the Northeast.

         Declining marketing, general and administrative expenses (excluding merger-related costs and ASO business) as a percentage of premium revenue over the period of 1994 through 1996 (11.6%, 11.2%, and 10.4% respectively) reflect the realization in part of the benefits of the Company's restructuring of both California and non-California operations, as well as its ongoing efforts to control costs and increase its membership growth in the higher premium Medicare business.

In 1996, the Company recorded a restructuring charge of approximately $35.6 million and an accrual for anticipated losses on certain customer contracts amounting to approximately $8.5 million. The restructuring charges relate to the Company's restructuring of administrative operations and the loss contract accrual relates primarily to government contracts in the Company's non-California operations.

SUMMARY OF OPERATING RESULTS

                     Membership at year end:                                         1996         1995          1994
                                                                                  -----------  -----------  -----------
                       Commercial                                                   1,615,929    1,647,201    1,392,317
                       Medicare                                                       145,710      133,226       78,690
                       Medicaid                                                        59,468       50,120
                       ASO                                                            168,790      104,010        2,815
                                                                                  -----------  -----------  -----------
                                                                                    1,989,897    1,934,557    1,473,822
                                                                                  ===========  ===========  ===========

                     Revenues:
                       Commercial                                                       71.3%        79.5%        86.0%
                       Medicare                                                         23.2%        18.2%        13.3%
                       Medicaid                                                          3.3%          .8%
                       ASO                                                               2.2%         1.5%          .7%
                                                                                  -----------  -----------  -----------
                                                                                       100.0%       100.0%       100.0%
                                                                                  ===========  ===========  ===========
                     Medical Loss Ratio:
                       Commercial                                                       81.4%        79.4%        79.4%
                       Medicare                                                         89.4%        88.0%        85.6%
                                                                                  -----------  -----------  -----------
                       Total                                                            83.3%        81.0%        80.3%
                                                                                  ===========  ===========  ===========
                     Marketing, general and administrative expenses
                        as a percentage of premium revenue (exclusive of ASO)           10.4%        11.2%        11.6%
                     Depreciation and amortization as a percentage of
                       premium revenue (exclusive of ASO)                                1.7%         1.8%         1.7%
                     Net income as a percentage of revenue                               2.3%         3.3%         3.8%

--------------------------

PREMIUM REVENUE

         Premium revenue, excluding administrative services only ("ASO") revenue, increased by $441.7 million or 16.4% from 1995 to 1996, and by $402 million or 17.5% from 1994 to 1995. The factors that contributed to these increases included acquisitions completed in 1995 in the Northeast, continued growth in Medicare risk membership in the Company's existing service areas and limited premium rate increases in certain markets. Increased membership, particularly in higher premium Medicare business in California, was offset in part by premium rate reductions in the California commercial market.

         The acquisitions in the Northeast contributed $215.3 million in premium revenue in 1996, and $173 million in 1995. Premium revenue increases in the Company's existing markets are attributable to a combination of membership increases and premium rate changes. Increases in commercial and Medicare risk membership accounted for $369 million of premium revenue increases in 1996 from 1995. Commercial membership increases accounted for $175.8 million of the increase and Medicare risk membership increases accounted for $193.2 million. Limited premium rate increases in certain markets and growth in the higher premium Northeast markets resulted in an increase in commercial premium revenue of $21.7 million in 1996, while increases in Medicare rates increased premium revenue by $50.9 million in 1996. The Medicare premium rate increases reflect average overall Medicare reimbursement rate increases of 10% in 1996. On a per member per month ("PMPM") basis, the premium rate changes resulted in an increase of 1% in commercial premium revenue to $119.69 and an increase in Medicare premium revenue of 10.2% to $434.79 in 1996. Overall, Medicare risk business accounted for an increase of $244.1 million of premium revenue in 1996 over 1995 and commercial business accounted for an increase of $197.5 million of premium revenue in 1996 over 1995.

         Increases in commercial and Medicare risk membership accounted for $316 million of premium revenue increases in 1995 from 1994. Of this increase, $145 million represented commercial membership increases and $171 million resulted from Medicare risk membership increases. Changes in premium rates in both the commercial business and Medicare risk business accounted for a decrease of $86.5 million of premium revenue in 1995. On an overall PMPM basis, the premium rate changes resulted in a decrease of 3% in commercial premium revenue to $118.51 and a increase in Medicare premium revenue of 4.5% to $394.42 in 1995. Overall, Medicare risk business accounted for an increase of $191 million of premium revenue in 1995 compared to 1994 and commercial business accounted for an increase of $211 million of premium revenue in 1995 compared to 1994.

         Management of the Company believes that in 1997 there will continue to be premium pressures on HMOs from increasingly sophisticated consumers, particularly in the California marketplace. While it is not possible to predict with certainty the ultimate financial impact of such pressures on premiums, the Company believes that it is well-positioned to offset such pressures by increasing its volume and containing costs.

         The Company's ASO business accounted for $70.1 million, $39.7 million and $15.6 million of revenue in 1996, 1995 and 1994, respectively. Included in ASO revenue in 1996 was revenue totaling $25.1 that relates to certain businesses providing ancillary healthcare services. These business were acquired as part of the acquisition of Greater Atlantic in Philadelphia and were sold in October 1996.

HEALTH CARE EXPENSES

         Healthcare expenses increased by $431.3 million, or 19.8%, to $120.39 PMPM in 1996 compared to $110.23 PMPM in 1995. The Company's overall MLR increased to 83.3% from 81% in 1995. If the $8.5 million loss contract charge, which was recorded in the fourth quarter of 1996 but not included in the MLR calculation, had been included in health care expenses, then the MLR for 1996 would have increased by .3%. Impacting the Company's overall PMPM healthcare expense and MLR was the growth in Medicare business, increased pharmacy costs and high costs associated with the Company's Medicaid business in Philadelphia. In addition, the Company's MLR in the Medicare risk business increased to 89.4% in 1996 from 88% in 1995 due to Medicare risk membership growth in higher cost areas. Commercial healthcare expenses on a PMPM basis increased from $94.09 in 1995 to $97.48 in 1996 and the Company's commercial MLR increased to 81.4% in 1996 from 79.4% in 1995.

         Healthcare expenses increased by $342 million, or 18.6%, to $110.23 PMPM in 1995 compared to $107.82 PMPM in 1994. The Company's overall MLR increased slightly to 81.0% from 80.3% in 1994. Impacting the Company's overall healthcare expense PMPM and MLR was the growth in Medicare business and the associated higher utilization experience. The Company's MLR in the Medicare risk business increased to 88.0% in 1995 from 85.6% in 1994 due to Medicare risk membership growth in higher cost areas. Commercial healthcare expenses on a PMPM basis decreased from $97.03 in 1994 to $94.09 in 1995 and the Company's commercial MLR remained flat in 1995, at 79.4%, relative to 1994.

         The Company's recontracting in 1995 of its largely capitated commercial provider network in California enabled it to maintain its relatively consistent MLR despite the reduced commercial premium rates experienced in that market in 1995. The implementation of the Company's medical management system in its newly acquired HMO operations in the Northeast also contributed to the stable 1995 MLR. Significant and ongoing cost savings have been achieved through effective utilization management in the Company's Connecticut operations.


MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

         Marketing, general and administrative expenses (excluding ASO expenses) were $326.4 million or 10.4% of premium revenue in 1996, compared to $302.9 million or 11.2% of premium revenue in the prior year. Marketing, general and administrative expenses were $266.8 million, or 11.6% of premium revenue in 1994. The decreases in marketing, general and administrative expenses as a percentage of premium revenue from 1994 through 1996 reflect ongoing efforts to streamline operations and maximize efficiencies and the effects of the Company's restructuring plan.

DEPRECIATION AND AMORTIZATION EXPENSES

         Depreciation and amortization expenses as a percentage of premium revenue decreased slightly from 1.8% in 1995 to 1.7% in 1996 ($48.1 million in 1995 and $52.6 million in 1996). The decrease in depreciation and amortization expenses resulted primarily from write-downs of fixed assets related to the Company's restructuring of its operations.

RESTRUCTURING, MERGER AND OTHER CHARGES

         In the fourth quarter of 1996, the Company recorded $44.1 million or $.53 per share, in restructuring and other charges. These charges included restructuring charges of $35.6 million, the components of which are: executive, workforce and facilities consolidation costs of approximately $11.9 million, software and hardware write-offs of approximately $15.0 million, and other components which aggregate approximately $8.7 million. In addition, the Company recorded $8.5 million in the fourth quarter related to estimated losses that the Company anticipates will occur through the remaining term of certain customer contracts.

         Throughout 1995, the Company incurred merger-related costs of $20.2 million in connection with the proposed HSI/WellPoint Transaction that was ultimately terminated. Such costs included legal, accounting and consulting fees, and certain severance- related costs totaling $12.2 million.

FOUNDATION MERGER

         On October 1, 1996 the Company entered into a merger agreement with Foundation Health Corporation ("FHC"), an integrated managed health care organization. Under the definitive agreement, FH Acquisition Corp., a wholly-owned subsidiary of the Company, will merge with and into FHC with FHC surviving the merger as a wholly-owned subsidiary of the Company. The merger will be accounted for as a pooling-of-interest transaction and, accordingly, after the merger, the financial statements of the Company and FHC will be presented on a combined basis for financial reporting purposes. As previously announced, negotiation and consummation of the FHC Merger as well as additional charges associated with and related to integrating the operations of HSI and FHC will result in material non-recurring costs and expenses to the new combined company. Such costs cannot be determined until the transition plan related to the integration of operations is completed, but they are estimated at this time by the Company to be in the range of $175 million to $225 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash is premium revenue. Its primary uses of cash are claims and capitation payments. Estimates of future cash flows include a component to account for the delay between providing medical services and reporting their cost. These estimates are based on actuarial projections of claims and other costs, claims paid history, membership growth, inflation, seasonality, claims inventory and reserves.

         The Company's capital resources are managed according to certain guidelines intended to ensure liquidity and maximum total return by assuming prudent investment risks. The Company's liquidity requirements consist of the need to service medical claims in a timely manner and to satisfy shared risk and other obligations. Such requirements are the principal factors in determining the appropriate investment portfolio mix. The Company presently invests primarily in a variety of fixed income obligations according to established investment guidelines.

         For the year ended December 31, 1996, cash provided by operating activities decreased to $20.3 million from $111.6 million in the prior year.
In part this decrease is due to normal fluctuations in operating assets and liabilities from year to year caused by timing differences in the payment of liabilities and collection of receivables at each respective year end. The remainder of the decrease in cash provided by operations in 1996 was due to a significant reduction of claims inventory which had accumulated in late 1995. Net cash used by investing activities was $74.8 million in 1996, a decrease over the prior year cash used of $282.3 million. The reduction in cash used by investing activities was primarily the result of 1995 acquisitions in the Northeast and a reduction in the purchase of marketable securities in 1996.
Net cash provided by financing activities in 1996 was $16.1 million versus $128.7 million in 1995. The decrease in 1996 is attributable to reduced borrowings under the credit facility; in 1995 such borrowings were used to fund the Northeast acquisitions. The financing of these 1995 acquisitions was through additional borrowings on the Credit Facility (see below).

         Management of the Company believes that its cash from operations and existing working capital are adequate to fund existing obligations, introduce new products and services and continue to develop health care related businesses. The Company regularly evaluates cash requirements for current operations, commitments, development activities and strategic acquisitions. The Company may elect to raise additional funds for these purposes, either through the issuance of additional debt or equity, sale of investment securities or otherwise, as appropriate.

         On April 26, 1996, the Company replaced its five-year unsecured $400 million revolving credit facility with a $700 million revolving credit facility (the "Credit Facility") from a lending syndicate led by Bank of America. Under the new Credit Facility, the Company may incur permitted subordinated indebtedness in a maximum aggregate amount not to exceed $150 million which is available for acquisition purposes and to provide short-term financing to repurchase shares of stock. The Company may elect from various short-term interest rates based upon a spread above the LIBOR rate or the greater of the bank's reference rate or the federal funds rate plus 1/2%. In addition, the Company may elect a "competitive bid auction" in which participating banks are offered an opportunity to bid alternative rates. The Credit Facility is for a term of five years from the date of execution, with two one year extension options. At December 31, 1996, $319 million had been borrowed against the new $700 million Credit Facility. The Company used $310 million of the Credit Facility in 1995 to fund the prepayment by its Health Net subsidiary of $135 million in debt to the Foundation, and to fund the MDEC and GHH acquisitions in the amount of $100 million and $75 million, respectively. In 1996, an additional $9 million was borrowed from the Credit Facility.

         The Company's subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. The long-term portion of principal and interest payments under the Foundation Notes is subordinated to Health Net meeting tangible net equity ("TNE") requirements under applicable California laws and regulations. As of December 31, 1996, the Company's subsidiaries were in compliance with minimum capital requirements.

IMPACT OF INFLATION AND OTHER ELEMENTS

         The managed health care industry is labor intensive and its profit margin is low. Hence, it is especially sensitive to inflation. Increases in health care costs without corresponding increases in premiums could have a material adverse effect on the Company.

         Various federal and state legislative initiatives regarding the health care industry have been proposed during recent legislative sessions, and health care reform and similar issues continue to be in the forefront of social and political discussion. If health care reform or similar legislation is enacted, such legislation could impact the Company. Management cannot at this time predict whether any such initiative will be enacted or, if enacted, the impact on the financial condition or operations of the Company.


         Reference is also made to the disclosures contained under the heading "Cautionary Factors" included elsewhere in this Annual Report on Form 10-K, which could cause the Company's actual results to differ from those projected in forward looking statements of the Company made by or on behalf of the Company. In addition, certain of these factors may have affected the Company- 's past results and may affect future results.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Health Systems International, Inc.
Pueblo, Colorado
Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Health Systems International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Health Systems International, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Los Angeles, California
March 21, 1997

              Health Systems International, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                       (In thousands, except share data)

                                                                                December 31           December 31
                                                                                    1996                 1995
                                                                               ------------          ------------
 ASSETS
 Current assets
       Cash and equivalents                                                    $    187,486        $      225,932
       Marketable securities held for sale                                          402,128               366,629
       Premiums receivable, net of allowances of
       $11,370 in 1996 and $13,408 in 1995                                           86,598                91,106
       Prepaid expenses and other                                                    52,895                34,849
       Deferred income taxes                                                         24,370                18,902
                                                                               ------------          ------------
 Total current assets                                                               753,477               737,418
       Property and equipment, net                                                   71,786                84,743
       Goodwill and other intangible assets, net                                    328,719               336,365
       Deferred income taxes                                                          4,976                 1,958
       Other assets                                                                  52,922                53,227
                                                                               ------------          ------------
 TOTAL ASSETS                                                                  $  1,211,880          $  1,213,711
                                                                               ============          ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
       Estimated claims payable                                                $    243,144          $    310,392
       Accounts payable and accrued expenses                                        108,057               120,161
       Shared risk and other settlements                                             27,235                30,664
       Unearned subscriber premiums                                                  88,605                91,596
       Federal and state income taxes payable                                         9,689                13,196
       Notes payable, current portion                                                 1,608                 2,340
                                                                               ------------          ------------
 Total current liabilities                                                          478,338               568,349
       Notes payable                                                                362,465               354,080
       Other                                                                          6,101                 5,755
                                                                               ------------          ------------
                                                                                    846,904               928,184
 Commitments and contingencies (Notes 6, 7 and 8)

      Stockholders' equity
       Preferred stock, $.001 par value
         Authorized shares - 10,000,000
         Issued and outstanding shares - none
       Class A common stock, $.001 par value
         Authorized shares - 135,000,000
         Issued and outstanding shares - 32,329,684 in 1996 and 22,643,030 in 1995       32                    23
       Class B nonvoting convertible common stock, $.001 par value
         Authorized shares - 30,000,000
         Issued and outstanding shares - 19,297,642 in 1996 and 25,684.152 in 1995       19                    26
       Additional paid-in capital                                                   187,086                66,147
       Treasury Stock, 3,194,374 shares of Class A common stock                     (95,831)
       Advances to repurchase 574,869 shares of Class A common stock                                      (16,330)
       Retained earnings                                                            282,091               233,711
       Unrealized gain (loss) on marketable securities held for sale, net            (8,421)                1,950
                                                                               ------------          ------------
 Total stockholders' equity                                                         364,976               285,527
                                                                               ------------          ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  1,211,880          $  1,213,711
                                                                               ============          ============

See accompanying notes to consolidated financial statements

              Health Systems International, Inc. and Subsidiaries

                       Consolidated Statements of Income

                     (In thousands, except per share data)

                                                                          Year Ended December 31
                                                              1996             1995                1994
                                                        ---------------  -----------------    ---------------
 Revenues:
 Premium revenue                                        $     3,134,014  $       2,692,335    $     2,290,601
 ASO and other                                                   70,142             39,717             15,561
                                                        ---------------  -----------------    ---------------
       Total revenues                                         3,204,156          2,732,052          2,306,162
                                                        ---------------  -----------------    ---------------
 Operating expenses:
       Health care expenses:
            Physician                                         1,195,148          1,053,630            911,476
            Hospital                                          1,079,837            883,100            742,248
            Pharmacy and other                                  336,542            243,547            184,511
                                                        ---------------  -----------------    ---------------
       Total health care expenses                             2,611,527          2,180,277          1,838,235

       Marketing, general and administrative                    326,401            302,870            266,764
       Depreciation and amortization                             52,626             48,140             39,692
       ASO and other                                             58,447             37,453             15,623
       Restructuring and other charges                           44,108
       Merger-related costs                                                         20,164                672
                                                        ---------------  -----------------    ---------------
          Total operating expenses                            3,093,109          2,588,904          2,160,986
                                                        ---------------  -----------------    ---------------
 Operating income                                               111,047            143,148            145,176

 Investment income                                               38,702             33,170             20,143
 Interest expense                                               (24,539)           (19,675)           (14,551)
                                                        ---------------  -----------------    ---------------
 Income before income taxes and minority interest               125,210            156,643            150,768

 Income taxes                                                    51,720             67,307             62,759
 Minority interest in loss of subsidiary                            102                256                 66
                                                        ---------------  -----------------    ---------------
 NET INCOME                                             $        73,592  $          89,592    $        88,075
                                                        ===============  =================    ===============

 Earnings per share:
       PRIMARY AND FULLY DILUTED                        $          1.52  $            1.83    $          1.77
                                                        ===============  =================    ===============


 Weighted average common shares outstanding:
       PRIMARY                                                   48,332             48,831             49,691
                                                        ===============  =================    ===============
       FULLY DILUTED                                             48,338             48,883             49,792
                                                        ===============  =================    ===============



See accompanying notes to consolidated financial statements

              Health Systems International, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                 (In Thousands)

                                                                            Year ended December 31
                                                                   1996              1995            1994
                                                               ------------       ----------       ---------
 OPERATING ACTIVITIES
  Net income                                                   $     73,592       $   89,592       $  88,075
  Adjustments to reconcile net income to net cash
    provided by operating activities:
          Depreciation and amortization                              52,626           48,140          39,692
            Write-down of fixed assets                               14,963
          Deferred income taxes                                      (2,207)           7,585              70
       Changes in operating assets and liabilities:
       Premiums receivable and unearned subscriber
          premiums                                                    1,517           25,582           1,946
       Prepaid expenses and other assets                            (42,476)         (18,523)         (7,967)
        Estimated claims payable, shared risk and other
          settlements                                               (72,242)         (30,000)         31,856
       Accounts payable and accrued liabilities                      (5,798)         (20,833)            308
       Federal and state income taxes payable                           357           10,082           6,781
                                                               ------------       ----------       ---------
 Net cash provided by operating activities                           20,332          111,625         160,761

 INVESTING ACTIVITIES
 Sale or redemption of marketable securities held for sale          224,199          249,506         295,943
 Purchases of marketable securities held for sale                  (254,373)        (328,957)       (235,043)
 Purchases of property and equipment, net                           (37,619)         (35,647)        (28,883)
 Acquisition of subsidiaries, net of cash acquired                   (4,113)        (139,462)           (795)
 Investment in other companies                                       (4,146)         (21,949)
 Other                                                                1,205           (5,798)
                                                               ------------       ----------       ---------
 Net cash provided (used) by investing activities                   (74,847)        (282,307)         31,222

 FINANCING ACTIVITIES
 Purchase of treasury stock                                        (105,419)         (24,418)        (18,940)
 Proceeds from sale of stock                                         95,831
 Advances to repurchase shares of Class A common stock                               (16,330)
 Proceeds from exercise of stock options and employee
   stock plan purchases                                              17,483            4,524           4,686
 Borrowings                                                           9,000          310,000
 Repayment of debt and other non-current liabilities                   (826)        (145,039)        (60,011)
                                                               ------------       ----------       ---------
 Net cash provided (used) by financing activities                    16,069          128,737         (74,265)

 Increase (decrease) in cash and equivalents                        (38,446)         (41,945)        117,718
 Cash and equivalents, beginning of period                          225,932          267,877         150,159
                                                               ------------       ----------       ---------
 CASH AND EQUIVALENTS, END OF PERIOD                           $    187,486       $  225,932       $ 267,877
                                                               ============       ==========       =========

See accompanying notes to consolidated financial statements

              Health Systems International, Inc. and Subsidiaries

       Supplemental Schedule to the Consolidated Statements of Cash Flows

                                 (In Thousands)

                                                                                Year ended December 31
                                                                       1996               1995               1994
                                                                 -------------       -------------     ---------------
 SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the year for:
      Income taxes                                               $      51,191       $      39,600     $        53,335
      Interest                                                          24,272              19,472              14,462

 SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES
 Issuance of notes and assumption of liabilities as
      consideration in acquisition of GHH                        $                   $      28,200     $
 Profit sharing plan shares issued                                      (4,558)

 DETAILS OF BUSINESSES ACQUIRED IN PURCHASE TRANSACTIONS
 Fair value of assets acquired                                   $       4,634       $     287,403     $         5,084
 Less liabilities assumed                                                  518             105,787               3,972
                                                                 -------------       -------------     ---------------
 Cash paid for acquisitions                                              4,116             181,616               1,112
 Cash acquired in acquisitions                                               3              42,154                 317
                                                                 -------------       -------------     ---------------
 NET CASH PAID IN ACQUISITIONS                                   $       4,113       $     139,462     $           795
                                                                 =============       =============     ===============


See accompanying notes to consolidated financial statements

             Health Systems International, Inc. and Subsidiaries

               Consolidated Statements of Stockholders' Equity

                                (In Thousands)



                                                                  Common Stock
                                           ---------------------------------------------------------
                                                   Class A                          Class B                  Additional
                                           -----------------------          ------------------------           Paid-In
                                           Shares         Amount            Shares         Amount              Capital
                                           ------    -------------          ------     -------------     -----------------
Balance at January 1, 1994                 23,007    $          23          25,684     $          26     $          64,488
    Exercise of stock options,
        including related tax benefit         401                1                                                   5,298
    Employee stock purchase plan               54                                                                      902
    Purchase of treasury stock
    Unrealized loss on marketable
        securities held for sale, net
Net income
                                         -----------------------------------------------------------------------------------
Balance at December 31, 1994               23,462               24          25,684                26                70,688
    Exercise of stock options,
        including related tax benefit         629                1                                                   5,234
    Employee stock purchase plan               48                                                                    1,071
    Purchase of treasury stock
    Retirement of treasury stock           (1,496)              (2)                                                (10,846)
    Advance to repurchase Class A
        shares
    Unrealized gain on marketable
        securities held for sale
Net income
                                         -----------------------------------------------------------------------------------
Balance at December 31, 1995               22,643               23          25,684                26                66,147
 Exercise of stock options,
        including related tax benefit         766                1                                                  20,053
    Employee stock purchase plan               52                                                                    1,204
    Employee profit sharing plan              166                                                                    4,558
    Sale of Common stock                    9,581               10          (6,386)               (7)               95,828
    Purchase of treasury stock
    Retirement of treasury stock           (878)                (2)                                                   (704)
    Unrealized gain on marketable
        securities held for sale
Net income
                                         -----------------------------------------------------------------------------------
Balance at December 31, 1996               32,330              $32          19,298    $           19    $          187,086
                                         ===================================================================================

                                                                                                     Unrealized
                                                                                                     Gain (Loss)
                                                Treasury Stock           Advances to                on Marketable
                                             -------------------         Repurchase     Retained      Securities
                                             Shares       Amount       Treasury Stock   Earnings     Held for Sale        Total
                                             ------       ------       --------------   --------     -------------        -----
Balance at January 1, 1994                                                           $    88,554       $    1,261     $     154,352
    Exercise of stock options,
        including related tax benefit                                                                                         5,299
    Employee stock purchase plan                                                                                                902
    Purchase of treasury stock                (655)   $   (18,940)                                                          (18,940)
    Unrealized loss on marketable
        securities held for sale, net                                                                      (6,083)           (6,083)
Net income                                                                                88,075                             88,075
                                        --------------------------------------------------------------------------------------------
Balance at December 31, 1994                  (655)       (18,940)                       176,629           (4,822)          223,605
    Exercise of stock options,
        including related tax benefit                                                                                         5,235
    Employee stock purchase plan                                                                                              1,071
    Purchase of treasury stock                (841)       (24,418)                                                          (24,418)
    Retirement of treasury stock             1,496         43,358                        (32,510)
    Advance to repurchase Class A
        shares                                                         $   (16,330)                                         (16,330)
    Unrealized gain on marketable
        securities held for sale                                                                            6,772             6,772
Net income                                                                                89,592                             89,592
                                        --------------------------------------------------------------------------------------------
Balance at December 31, 1995                                               (16,330)      233,711            1,950           285,527
 Exercise of stock options,
        including related tax benefit                                                                                        20,054
    Employee stock purchase plan                                                                                              1,204
    Employee profit sharing plan                                                                                              4,558
    Sale of Common stock                                                                                                     95,831
    Purchase of treasury stock              (4,072)      (105,419)                                                         (105,419)
    Retirement of treasury stock               878          9,588           16,330       (25,212)
    Unrealized gain on marketable
        securities held for sale                                                                          (10,371)          (10,371)
Net income                                                                                73,592                             73,592
                                        --------------------------------------------------------------------------------------------
Balance at December 31, 1996                (3,194)   $   (95,831)        $     -       $282,091       $   (8,421)          $364,976
                                        ============================================================================================


See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

These consolidated financial statements present the accounts of Health Systems International, Inc. and its wholly and majority-owned subsidiaries, including Health Net, QualMed, Inc. ("QualMed"), HN Reinsurance Limited ("HNR"), M.D. Enterprises of Connecticut, Inc. ("MDEC") and HSI Eastern Holdings, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company provides a wide range of managed health care services through Health Net, a California health maintenance organization ("HMO"), QualMed, the parent company of a system of HMOs with operations in various Western states and through certain Northeast subsidiaries. In March 1995, the Company acquired MDEC, the parent company of M.D. Health Plan, Inc., an HMO operating in Connecticut ("M.D. Health Plan"), and in December 1995 the Company acquired G.H. Holding Corporation (now named HSI Eastern Holdings, Inc.) ("GHH") the parent company of Greater Atlantic Health Service, Inc. ("Greater Atlantic," now named QualMed Plans for Health, Inc.), an HMO operating in Pennsylvania and New Jersey. The Company also owns a preferred provider organization ("PPO") network with operations in 48 states and the District of Columbia and two health and life insurance companies with licenses to sell insurance in 33 states and the District of Columbia.

In California, the Company generally provides services to its members by contract with participating medical groups on a capitated or fixed fee per member per month ("PMPM") basis. Outside of California, the Company generally provides services to its members through contracts with individual physicians and groups of physicians on a discounted fee-for-service basis and in certain areas through capitation arrangements with physician groups.

HSI Combination

On January 28, 1994, the Company, successor by name change to HN Management Holdings, Inc. ("HNMH") (which was formed in 1990 for the purpose of acquiring Health Net) and QualMed completed a merger (the "HSI Combination"). In the HSI Combination, QualMed stockholders received one share of the Company's Class A Common Stock for each share of QualMed common stock and, at the same time, previously outstanding HNMH shares (both Class A voting and Class B nonvoting) were split in a ratio of 3.3618 shares of the Company's Common Stock for each previously existing share of HNMH stock. The HSI Combination was accounted for as a pooling-of-interests.

Terminated WellPoint and Blue Cross of California Business Combination

On March 31, 1995, the Company, WellPoint Health Networks Inc. and Blue Cross of California entered into a merger agreement which provided for, among other things, the business combination of the Company, WellPoint and certain commercial operations of Blue Cross of California. On December 28, 1995, the Company, WellPoint and Blue Cross of California announced that they had entered into an agreement that terminated the merger agreement. In connection with the terminated merger agreement, the Company incurred merger-related costs totaling approximately $20.2 million in 1995. Such costs include legal, accounting and consulting fees, as well as severance related costs of $12.2 million resulting from agreements with certain key executives in contemplation of the proposed merger.

Health Net Conversion

On February 6, 1992, Health Net received approval from the California Department of Corporations ("DOC") for its conversion from nonprofit to for-profit status (the "Conversion"). Under the terms of the Conversion as approved by the DOC, on February 7, 1992, ownership of Health Net was transferred to the Company, and Health Net contributed $300 million to a qualifying independent charitable organization, The California Wellness Foundation (the "Foundation"). In addition, the Foundation received 7,640,000 (25,684,152 after giving effect to the 3.3618:1 stock split) shares of Class B nonvoting common stock of the Company. The Foundation was established by Health Net to provide public awareness and educational programs to promote healthy lifestyles, and other health-related programs. The contribution by Health Net in connection with the Conversion included $75 million in cash and $225 million in notes payable to the Foundation. The Conversion was accounted for under the purchase method of accounting and the excess of the Conversion price over the fair value of net assets acquired was recorded as goodwill. During 1995, the Company eliminated approximately $33.0 million of associated goodwill (See Note 8).

Statutory Accounting Practices

All of the Company's health plans as well as its insurance subsidiaries are required to periodically file financial statements with regulatory agencies in accordance with statutory accounting and reporting practices. Under the California Knox-Keene Health Care Service Plan Act, Health Net must comply with certain minimum capital or tangible net equity ("TNE") requirements. The Company's non-California health plans, as well as its health and life insurance companies, must comply with their respective state's minimum regulatory net worth requirements generally under the regulation of the respective state's department of insurance.

The long-term portion of Health Net's debt to the Foundation, as discussed in
Note 5, is subordinated to Health Net satisfying its TNE requirements. Dividends and loans by Health Net are restricted to the extent that the payment of such would reduce its TNE below the minimum requirement. As of December 31, 1996 and 1995, all of the Company's health plans exceeded their respective minimum TNE requirements. On a cumulative basis, the regulatory net worth of the Company's health plans exceeded the minimum aggregate requirement by approximately $223 million and $172 million at December 31, 1996 and 1995, respectively.

Revenue Recognition and Health Care Expenses

Each of the Company's individual HMOs generally provide health care to their members for a prepaid monthly fee. Premiums for members are recognized as revenue in the month in which the members are entitled to service. Premiums collected in advance are deferred and recorded as unearned subscriber premiums.

The cost of health care services is recognized in the period in which it is provided and includes an estimate of the cost of services which have been incurred but not yet reported. Such costs include payments to primary care physicians, specialists, hospitals, out-patient care facilities and the costs associated with managing the extent of such care. The estimate for accrued health care costs is based on actuarial projections of hospital and other costs using historical studies of claims paid. Estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations.

Capitation and Shared-Risk Arrangements

The Company generally contracts in California with various medical groups to provide professional care to certain of its members on a capitation or fixed fee PMPM. Capitation contracts generally include provisions for stop-loss and non-capitated services for which the Company is liable. Professional capitated contracts also generally contain provisions for shared risk, whereby the Company and the medical groups share in the variance between actual hospital costs and predetermined goals. Additionally, the Company contracts with certain hospitals to provide hospital care to enrolled members on a capitated basis.

Cash and Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

The Company and its consolidated subsidiaries are required to set aside certain funds for restricted purposes. As of December 31, 1996 and 1995, balances of $0.7 million and $2.0 million, respectively, which are held in financial depository accounts, are restricted as to use.

Marketable Securities

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and has determined that all marketable securities (which are primarily comprised of debt securities) held as of December 31, 1996 and 1995 are held for sale. Accordingly, such securities are carried at fair value determined using quoted market prices, and unrealized gains or losses, net of applicable income taxes, are recorded in stockholders' equity. The Company has also determined that such marketable securities are available for use in current operations and, accordingly, has classified such securities as current assets without regard to the securities' contractual maturity dates.

The cost of marketable securities sold is determined in accordance with the specific identification method and realized gains and losses are included in investment income.

The Company and its consolidated subsidiaries are required to set aside funds for the protection of their plan members in accordance with the laws of the various states in which they operate. Such restricted funds totaled $5.2 million and $9.3 million at December 31, 1996 and 1995, respectively, and are held in U.S. Treasury bills and certificates of deposit with commercial banks. These investments are included in marketable securities held for sale.
Interest earned on such investments accrues to the Company and its consolidated subsidiaries and is not restricted as to use. In addition, $20.3 million of securities are restricted in connection with a debt agreement at December 31, 1996 and 1995. (See Note 5).

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight- line method over the estimated useful lives of the various classes of assets or the lease term, whichever is less. Lives of the assets range from three to 40 years.

Software Development and System Conversion Costs

With respect to internal costs incurred in the development of computer software, the Company expenses such costs in the period they are incurred. External costs incurred in the development of computer software are capitalized. In addition, certain internal systems conversion costs are capitalized. The Company capitalized approximately $8.3 million and $12.7 million of computer software development and systems conversion costs in 1996 and 1995, respectively. Such capitalized costs are amortized using the straight- line method over the remaining estimated economic life of the product or system. Amortization expense amounted to $4.6 million, $2.2 million and $.6 million in 1996, 1995 and 1994 respectively.

Long-Lived Assets

The Company accounts for certain long-lived assets, identifiable intangibles, and goodwill in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The standard requires long lived assets awaiting disposition or with impaired service potential to be valued at the lower of cost or undiscounted expected cash flows attributable to the assets.

Goodwill and other intangible assets have resulted from the Conversion, as well as acquisitions which have been accounted for under the purchase method. Other intangible assets consist of the value of employer group contracts and provider networks. The Company routinely evaluates the recoverability of goodwill and other intangible assets based on estimated future cash flows.

Intangible assets consisted of the following at December 31, 1996 (in thousands):

                                                                                              BALANCE AT
                                                                            ACCUMULATED      DECEMBER 31       AMORTIZATION
                                                                 COST       AMORTIZATION         1996             PERIOD
                                                              ----------------------------------------------------------------
                     Goodwill                                 $  296,053        $  34,718       $  261,335         27-35 years
                     Provider network                             19,125            2,024           17,101          5-20 years
                     Employer group contracts                     94,951           45,719           49,232            11 years
                     Other                                         6,261            5,210            1,051          4-15 years
                                                              --------------------------------------------
                                                              $  416,390        $  87,671       $  328,719
                                                              ============================================

Intangible assets consisted of the following at December 31, 1995 (in thousands):

                                                                                              BALANCE AT
                                                                            ACCUMULATED      DECEMBER 31       AMORTIZATION
                                                                 COST       AMORTIZATION         1995             PERIOD
                                                              ----------------------------------------------------------------
                     Goodwill                                 $  279,815        $  25,041       $  254,774         27-35 years
                     Provider network                             19,125            1,068           18,057          5-20 years
                     Employer group contracts                     94,951           37,354           57,597            11 years
                     Other                                         6,261              324            5,937          4-15 years
                                                              --------------------------------------------
                                                              $  400,152        $  63,787       $  336,365
                                                              ============================================

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of marketable securities as described in Note 2, cash equivalents and premiums receivable. All cash equivalents and investments are managed within established guidelines which limit the amounts which may be invested with one issuer. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising the Company's customer base. The Company's ten largest employer groups accounted for 37.4% and 23.9% of receivables and 21.4% and 24.8% of premium revenue as of December 31, 1996 and 1995, respectively, and for the years then ended. In addition, the Company has a receivable in the amount of $22.1 million from the State of Connecticut that represents claims paid by the Company and reimbursable by the State of Connecticut pursuant to a previous ASO arrangement. Such receivable is included in other assets.

Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The differences result in taxable or deductible amounts for income tax purposes when the reported amount of the asset or liability in the financial statements is recovered or settled, respectively. The Company has recorded a deferred tax asset of $29.3 million as of December 31, 1996. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

Earnings per Share

Earnings per share is calculated based on the weighted average shares of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method.

In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share" effective for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. This statement requires restatement of all prior period earnings per share ("EPS") data presented. The statement establishes standards for computing and presenting EPS.

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts of cash equivalents, marketable securities held for sale and notes payable approximate their carrying amounts in the financial statements and have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amount of cash equivalents approximate fair value due to the short maturity of those instruments. The fair values of marketable securities are estimated based on quoted market prices and dealer quotes for similar investments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The fair value estimates are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly.

Stock-Based Compensation

During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages but does not require companies to record stock-based compensation cost at fair value. The Company has chosen to continue accounting for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of the Company's stock over the exercise price of the option. See Note 10, Stock Option and Employee Stock Purchase Plans.

2.  MARKETABLE SECURITIES HELD FOR SALE

The following is a summary of marketable securities held for sale as of December 31, 1996 (in thousands):

                                                                    Gross              Gross           Estimated
                                                                  Unrealized         Unrealized          Fair
                                                  Cost              Gains              Losses            Value
                                              ---------------------------------------------------------------------
U.S. Government securities                    $      66,159     $             45  $         (426)    $       65,778
Asset-backed securities                             187,059                  487           (972)            186,574
Debt securities                                      88,576                  355         (1,113)             87,818
Securities held by depository                        25,019                                                  25,019
Other                                                48,654                   18        (11,733)             36,939
                                              ---------------------------------------------------------------------
                                              $     415,467      $           905   $    (14,244)      $     402,128
                                              =====================================================================

Included in other securities is the Company's investment in Medaphis Corporation. At December 31, 1996, the unrealized loss on such investment was $11.6 million. See Note 3.

During the year ended December 31, 1996, marketable securities held for sale with a fair value at the date of sale of $224.2 million were sold. The gross realized gains on such sales totaled $2.4 million, and the gross realized losses totaled $270,000.

The following is a summary of marketable securities held for sale as of December 31, 1995 (in thousands):

                                                                      Gross               Gross            Estimated
                                                                    Unrealized         Unrealized             Fair
                                                   Cost               Gains              Losses              Value
                                              ------------------------------------------------------------------------
U.S. Government securities                    $         99,640  $            445    $           (136)   $       99,949
Asset-backed securities                                146,363             2,194                (214)          148,343
Debt securities                                         60,093               940                (250)           60,783
Securities held by depository                           28,040                                   (83)           27,957
Other                                                   29,042               640                 (85)           29,597
                                              ------------------------------------------------------------------------
                                              $        363,178  $          4,219    $           (768)    $     366,629
                                              ========================================================================


During the year ended December 31, 1995, marketable securities held for sale with a fair value at the date of sale of $249.5 million were sold. The gross realized gains on such sales totaled $618,000, and the gross realized losses totaled $38,000.

The amortized cost and estimated fair value of marketable securities at December 31, 1996 by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Asset-backed securities do not have single maturity dates.

                                                                                                                  Estimated
                                                                                                  Cost            Fair Value
                                                                                            ----------------------------------
                     Available for sale:
                      Due in one year or less                                               $        113,078     $     112,375
                      Due after one year through five years                                           69,140            68,693
                      Due after five years through ten years                                          17,613            17,490
                      Due after ten years                                                                648               654
                                                                                            ----------------------------------
                                                                                                     200,479           199,212
                     Asset-backed securities                                                         187,059           186,574
                     Equity securities                                                                27,929            16,342
                                                                                            ----------------------------------
                                                                                            $        415,467    $      402,128
                                                                                            ==================================

3.  ACQUISITIONS

The following summarizes acquisitions and strategic investments by HSI for the three years ended December 31, 1996:

GHH - On December 1, 1995, the Company acquired the outstanding stock of GHH and certain of its for-profit subsidiaries, including Greater Atlantic, an HMO operating in Pennsylvania and New Jersey, for $114 million in cash and notes (the "GHH Transaction"). In connection with the GHH Transaction, the Company also paid an aggregate of $12.5 million to certain affiliated hospitals of Graduate Health System, Inc. ("GHS"), GHH's previous parent company, in return for the extension of term and other amendments to such hospitals' provider contracts with Greater Atlantic. In addition, pursuant to the GHH Transaction, the Company established a hospital management company to manage GHS's Philadelphia-area hospitals pursuant to hospital management agreement and acquired certain other healthcare services businesses that provide services primarily to the hospitals in the GHS system. The acquisition has been accounted using purchase accounting and the excess of the purchase price over the fair value of assets acquired in the amount of $88.4 million was recorded as goodwill. In the fourth quarter of 1996, the Company sold certain of the healthcare services businesses for $2 million in cash and recorded revenue of $3 million in connection with the termination of the hospital management agreement. No gain or loss was recognized on the sale of such businesses because the Company's investment in such companies approximated the sales price.

Care Management Sciences Corporation - On September 6, 1996, the Company purchased shares of preferred stock of Care Management Sciences Corporation ("CMS") for an aggregate purchase price of $4.1 million, which, together with the shares of CMS preferred stock purchased by the Company in 1995 for $2 million, represent approximately 43.9% of the outstanding capital of CMS. In connection with its 1995 and 1996 purchases, the Company was issued warrants to purchase additional shares of CMS preferred stock at the same per share purchase price of such purchases, which warrants, if fully exercised, would increase the Company's ownership in CMS to 56.42%. In addition, the Company (as part of the stock acquisition in 1996) has provided CMS with line of credit in the amount of $2,684,675, which is in addition to a previously granted $1 million line of credit, under which CMS has borrowed $1 million. CMS develops, licenses and supports proprietary software related to the health care industry. The Company has accounted for its investment in CMS using the cost method and such investment is included in other assets.

HDS - On June 30, 1995, the Company acquired shares of preferred stock of Health Data Sciences Corporation ("HDS"), representing a minority equity interest in HDS, for an aggregate purchase price of approximately $15.6 million. In addition, the Company entered into certain software licensing and development agreements with HDS. HDS develops, licenses and supports proprietary software and technology related to health care information management systems. On November 13, 1995 and December 29, 1995, the Company acquired additional shares of preferred stock of HDS for an aggregate purchase price of approximately $6.3 million.

In July 1996, HDS was acquired by Medaphis Corporation ("Medaphis") and the Company's preferred stock in HDS was converted into 976,771 shares of Medaphis common stock. Since the acquisition of HDS by Medaphis the value of Medaphis common stock has substantially declined, and the Company has therefore recorded an unrealized loss of $11.6 million related to its investment in Medaphis common stock. In connection with the decline in value in

November 1996, the Company filed a lawsuit against Medaphis claiming, among other things, that misleading financial performance information was given to the Company prior to the acquisition. The complaint seeks rescission of the transaction or damages in excess of $38.0 million. As of December 31, 1996, the litigation is ongoing.

MDEC - On March 15, 1995, the Company acquired all of the outstanding stock of M.D. Enterprises of Connecticut, Inc. ("MDEC"), and its wholly-owned subsidiary, M.D. Health Plan, an HMO operating in Connecticut, for $95.4 million. In addition, the Company assumed certain contractual obligations related to MDEC stock appreciation rights equal in value to $5.1 million. The acquisition has been accounted using purchase accounting and the excess of the purchase price over the fair value of assets acquired totaling $97.1 million was recorded as goodwill in the amount of $89.1 million and employer group contracts in the amount of $8.0 million.

QMPHP - In October 1994, the Company purchased 51% of the outstanding stock of QualMed Plans for Health of Pennsylvania, Inc. ("QMPHP"), a Pennsylvania managed health care provider, for $1.1 million in cash. HSI subsequently increased its ownership interest in QMPHP to 83% through additional capital contributions of approximately $6.5 million. The QMPHP acquisition resulted in $3 million of provider network intangible assets. QMPHP's accounts are consolidated with those of the Company, and the minority stockholders' interest in QMPHP's net assets and income (loss) is included in the Company's financial statements as minority interest. The Company is also in the process of purchasing 17,000 shares of preferred stock of QMPHP from its current holder for $1.7 million.

Advantage Health - On May 14, 1996, the Company announced that it had reached a definitive agreement with St. Francis Health System to acquire an 80% interest in Advantage Health, a managed health care company headquartered in Pittsburgh, Pennsylvania, for approximately $10 million in cash. The transaction is subject to approvals from regulatory authorities, and other customary conditions of closing.

First Option Health Plan. Pursuant to an amended purchase agreement, dated February 10, 1997, as amended, and effective on March 19, 1997 among the Company, FOHP, Inc., a New Jersey corporation ("FOHP") and First Option Health Plan of New Jersey, Inc., a New Jersey corporation ("FOHP-NJ"), the Company agreed to invest an initial amount of approximately $43 million in FOHP. FOHP is owned by physicians, hospitals and other health care providers and is the sole shareholder of FOHP-NJ, a managed health care company providing a full line of commercial products for businesses and individuals, along with Medicare, Medicaid and Workers' Compensation programs.

At closing, the Company will purchase approximately $43 million worth of FOHP convertible subordinated debentures, a portion of which will reflect fees owed to the Company by FOHP pursuant to a management agreement to be entered into by the Company and FOHP. This portion of the $43 million initial investment (estimated to be approximately $1.5 million as of the closing) will immediately be converted into FOHP stock. The initial investment, and further amounts to be forwarded by the Company to FOHP prior to December 31, 1997 (such further amounts not to exceed $8.4 million), will be convertible into 71% of the outstanding equity of FOHP at the Company's discretion. The timing of payment for these contractual obligations may be subject to revision pursuant to required regulatory approvals. In 1999, the Company may effect either a cash offer for shares or a merger, business combination or consolidation transaction for the remaining shares of FOHP not owned by the Company.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1996 and 1995 (in thousands):

                                                                                     1996        1995
                                                                                 -----------------------
                     Furniture, equipment and software                            $ 173,653     $170,342
                     Leasehold improvements                                          12,308       13,105
                     Land and building                                                4,588        4,256
                                                                                 -----------------------
                                                                                    190,549      187,703
                     Less accumulated depreciation and amortization                 118,763      102,960
                                                                                 -----------------------
                     Total property and equipment                                $   71,786    $  84,743
                                                                                 =======================

5.  NOTES PAYABLE

Wellness Note

In connection with the Conversion, Health Net issued two non-negotiable promissory notes to the Foundation in the aggregate original principal amount of $225 million. The notes, a $150 million original principal amount senior secured promissory note and a $75 million original principal amount subordinated secured promissory note, bore interest at 10.27% in years 1996 and 1995. The rate adjusts to 2.5% above the three-year treasury bill auction rate on the last business day before December 31, 1997, 2000, and 2003, but will not be less than 5%. Principal and interest is due in quarterly installments, currently based on a 25-year amortization schedule; in 1996, the amortization schedule is changed to 20 years, and in 1997, the amortization schedule is changed to 15 years. In addition, commencing in 1995, additional payments of principal becomes due to the extent that Health Net has an "Excess Cash Ratio," as defined, in any calendar year. Any remaining unpaid principal and interest is due on December 31, 2006. In January 1994, the Company made a discretionary $50 million prepayment to the Foundation on the subordinated secured promissory note. In April 1995, the Company paid down $135 million of the outstanding Foundation debt, leaving a remaining principal balance on the senior secured promissory note of $19.6 million. As of December 31, 1996, the remaining principal balance was $19.3 million. (See discussion of credit facility below).

Health Net's performance under the note obligations has been guaranteed by the Company. In accordance with the provisions of the promissory notes described above, Health Net has provided the Foundation a security interest in the following collateral: premiums receivable, property and equipment and debt securities held by depository (Note 2). Health Net is required to maintain a minimum of funds in a depository sufficient to cover the total amount outstanding. These funds totaled $20.3 million and $20.3 million at December 31, 1996 and 1995, and were included in marketable securities held for sale. In addition, Health Net is required to make payments to a sinking fund, commencing in 2003, in order to provide funds for the unpaid principal balloon payment (plus any interest) due in 2006.

The long-term portion of the principal and interest payments under these notes is subordinated to Health Net meeting its tangible net equity requirements under the Knox-Keene Health Care Service Plan Act.

Based on the terms of the Conversion as approved by the DOC, Health Net may treat as a deemed principal payment with respect to the senior secured note payable to the Foundation any taxes, penalties or interest assessed with respect to the Conversion (whether resulting from the recently completed examination or otherwise) up to a maximum of $28 million. In March 1995, Health Net and the IRS entered into a settlement of all outstanding issues raised in the audit. The settlements paid were treated as a principal payment on the notes due to the Foundation. (See Note 8).

Credit Facility

On April 26, 1996, the Company replaced its five-year unsecured $400 million revolving credit facility obtained on April 12, 1995 with a $700 million revolving credit facility (the "Credit Facility") from a lending syndicate led by Bank of America. Under the new Credit Facility, the Company may incur permitted subordinated indebtedness in a maximum aggregate amount not to exceed $150 million which is available for acquisition purposes and to provide short-term financing to repurchase shares of stock. The Company may elect from various short-term interest rates based upon a spread above the LIBOR rate, or the greater of the bank's reference rate or the federal funds rate plus 1/2%. In addition, the Company may elect a "competitive bid auction" in which participating banks are offered an opportunity to bid alternative rates. The Credit Facility is for a term of five years from the date of execution, with two one year extension options. As of December 31, 1996, $319 million had been borrowed against the new $700 million Credit Facility.

In 1995, the Company had used $310 million of the Credit Facility to fund the prepayment by Health Net of $135 million in debt to the Foundation, $100 million to fund the MDEC acquisition, and $75 million to fund the purchase of GHH. As of December 31, 1996, the Company had used an additional $9 million to repurchase treasury stock and fund certain acquisitions.

Other Notes Payable

The Company also has various other notes payable outstanding, both secured and unsecured, totaling $25.7 million and $26.8 million at December 31, 1996 and 1995, respectively. In connection with its acquisition of GHH in 1995, the Company issued a promissory note in the amount of $22.5 million to GHS. Such note bears interest at 7.95% and is payable in 2005.

The weighted average annual interest rate on the Company's long-term debt was approximately 6.3%, 7.4%, and 8.0% for the years 1996, 1995, and 1994, respectively.

The following table presents the principal payments due with respect to all of the above referenced notes for the five years ending December 31 (in thousands):

                                      1997                                           $             1,608
                                      1998                                                           848
                                      1999                                                           932
                                      2000                                                         1,025
                                      2001                                                           886
                                      Thereafter                                                 358,774
                                                                                     -------------------
                                                                                                 364,073
                                      Less: current portion                                        1,608
                                                                                     -------------------
                                      Long-term portion                              $           362,465
                                                                                     ===================

6.  OPERATING LEASES

The Company leases administrative and medical office space under various operating leases. Certain medical office space is subleased to Participating Medical Groups doing business with the Company. Certain leases contain renewal options and rent escalation clauses. Future minimum lease commitments for noncancelable operating leases at December 31, 1996 are as follows (in thousands):

                                      1997                                          $           19,755
                                      1998                                                      14,699
                                      1999                                                      12,048
                                      2000                                                      11,027
                                      2001                                                      10,167
                                      Thereafter                                                 3,226
                                                                                    ------------------
                                      Total minimum lease commitments               $           70,922
                                                                                    ==================

Rent expense totaled $18.6 million, $17.7 million and $13.8 million in 1996, 1995 and 1994, respectively.

7.  EMPLOYEE BENEFIT PLANS

Retirement Plans

In 1995 the Company had five separate 401(k) retirement savings plans. All five of the 401(k) plans were consolidated into a single plan effective January 1, 1996. The plan is available to substantially all employees of certain subsidiaries age 21 or older who have completed various periods of continuous service. Non-highly compensated employees as defined by the Internal Revenue Code may defer up to a maximum of 15% of their annual compensation under the 401(k) plan, while highly compensated employees are limited to lesser maximums in compliance with discrimination tests. The Company made certain matching contributions to the plan in 1996.

Effective April 30, 1994, the Company's defined benefit pension plan in effect at such time was amended to cease benefit accruals. The plan was subsequently terminated effective December 31, 1994. This freezing of the plan affects the comparability of net periodic pension cost and funded status with that of prior years. In 1994, the Company recorded a $3.1 million gain from the freeze. The plan covered substantially all Health Net employees. Benefits were based on years of service and the employee's compensation during the last five years of employment. The plan's assets consist of investments in a bank's pooled trust fund. Expenses under the 401(k) and defined benefit pension plans totaled $1.4 million in 1996, $1.3 million in 1995 and $2.9 million in 1994.

The following table sets forth the plans' funded status and the amounts recognized in the Company's consolidated financial statements at December 31 (in thousands):

                                                                                                1996                1995
                                                                                            -------------------------------
                     Actuarial present value of benefit obligations:
                     Accumulated vested benefit obligation                                  $      946           $    6,988
                     Projected benefit obligation                                           $      946           $    6,988
                     Plan assets at fair value                                                   1,080                6,751
                                                                                            -------------------------------
                     Projected benefit obligation greater than / (less than) plan assets          (134)                 237
                     Unrecognized net loss                                                         (98)                (832)
                     Additional minimum liability                                                                       832
                                                                                            -------------------------------
                     Net pension liability / (prepaid cost)                                 $     (232)          $      237
                                                                                            ===============================


Net pension costs included the following components for the years ended December 31 (in thousands):

                                                                                1996             1995             1994
                                                                           ---------------------------------------------
                     Interest cost on projected benefit obligation         $      227       $      614       $       644
                     Actual return on plan assets                                (209)            (749)              123
                       Net amortization and deferral                             (487)             644            (1,119)
                                                                           ---------------------------------------------
                     Total cost / (income)                                 $     (469)      $      509       $      (352)
                                                                           =============================================


The projected benefit obligation was determined using a discount rate of 5.25% for 1996 and 1995 and an assumed rate of compensation increase was not applicable in 1996 nor 1995. The net pension costs were determined using the aforementioned assumptions and an expected long-term rate of return on plan assets of 8% for each of the years 1996, 1995 and 1994.

On December 15, 1992, the Company adopted a Supplemental Executive Retirement Plan (the "Prior SERP"). Certain key executives were eligible to participate in the Prior SERP. Under the provisions of the Prior SERP, these executives could elect to credit amounts to the Prior SERP in lieu of compensation. The annual amount so credited was equal to 50% of the premium that would be required to fund a premium variable life insurance policy. The Company then credited the executive's SERP account with the remaining 50% premium. Upon death, beneficiaries are entitled to receive the entire death benefit under the policy plus an additional 78.5% of policy benefits. At retirement or termination, the executive is entitled to the cash surrender value of the policy plus an additional 78.5% of such cash surrender value. The termination or retirement benefit must be paid to the executive in a lump sum. This Prior SERP was discontinued in December 1995.

A new SERP program (the "Current SERP") was approved effective January 1, 1996. The new SERP plan ensures that executives who retire at age 62 or later and have worked for the Company or a predecessor organization for at least 15 years receive 50% of average pay (salary and bonus) when combined with Social Security and all other employer provided retirement benefits provided under current and prior programs including the accumulated value of company contributions to the Company's 401(k) plan (including the profit sharing component of such plan) for the account of such individuals, along with benefits accrued under the prior SERP frozen in 1995. Executives with less than 15 years of service at age 62 will receive a reduced benefit under this plan, and executives must accrue at least five years of service to receive a partial benefit. Those terminating with between 5 and 10 years of service are entitled to receive a partial benefit, and executives who terminate with 10 or more years of service will be 100% vested on earned benefits.

The Company also has adopted the Health Net Board of Directors Retirement Plan. The plan covers all outside members of the Health Net Board of Directors retiring on or after age 65 for a duration not to exceed the period of service as a director.

Expense under the SERP programs and Health Net Board of Directors Retirement Plan totaled $2.7 million in 1996, $1.8 million in 1995 and $2.5 million in 1994.

Post-retirement Health and Life Benefits

The Company sponsors a defined-benefit health care plan for its Health Net employees that provides post-retirement medical benefits to full-time employees and their eligible dependents for employees who have worked ten years and attained age 55. The Company pays 100% of the cost of medical, dental, prescription and vision benefits for those employees who retired on or before December 1, 1995; for employees retiring after December 1, 1995, the Company pays 25% of the cost of medical coverage for those employees with ten years of service, increasing 5% a year to 25 years or more of service, at which time 100% of the cost is borne by the Company. The health care plan includes certain cost-sharing features such as deductibles, coinsurance and maximum annual benefit amounts for certain benefits.

The following table presents this plan's funded status and the amounts recognized in the Company's consolidated financial statements at December 31 (in thousands):

                                                                         1996      1995
                                                                       ------------------
Accumulated post-retirement benefit obligations:
Retirees                                                               $  2,345  $  1,251
Active                                                                    1,822     2,800
                                                                       ------------------
                                                                          4,167     4,051
Plan assets at fair value                                                     -         -
                                                                       ------------------
Accumulated benefit obligation in excess of plan assets                   4,167     4,051
Unrecognized  net gain  from  past  experience different  from  that
  assumed and from changes in assumptions                                   753       328
                                                                       ------------------
Accrued post-retirement benefit cost at year end                       $  4,920  $  4,379
                                                                       ==================

Net periodic post-retirement cost includes the following for the years ended December 31 (in thousands):

                                                            1996              1995             1994
                                                            ---------------------------------------
Service cost                                                $405               $390            $413
Interest cost                                                266                266             211
Net amortization and deferral                                (25)                                (4)
                                                            ---------------------------------------
Total cost                                                  $646               $656            $620
                                                            =======================================


The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health-care cost-trend rate) is 7.75% for 1997, and is assumed to decrease gradually to 5.5% for 2007 and remain at that level thereafter. The health-care cost- trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost- trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1996 by $650,000 and the aggregate of service and interest cost components of net periodic post-retirement benefit cost for the year then ended by $200,000. The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.5% in 1996 and 1995 and 8.5% in 1994.

The Company also sponsors a life insurance plan, funded entirely by the Company. The amount of coverage varies with the maximum amount of three times earnings not to exceed $500,000. The Company's policy is to fund the cost of benefits for the health care and life insurance plans in amounts determined at the discretion of management, after consultation with an independent actuary.

Employee Stock Purchase Plan

In 1993 the Company's Board of Directors approved the Health Systems International Employee Stock Purchase Plan, effective February 15, 1993. See note 10, Stock-Based Compensation.

Performance-Based Annual Bonus Plan

The Company has a Performance-Based Annual Bonus Plan that qualifies under
Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Under the plan, if the Company meets certain financial and operating targets, certain executives subject to the limitations of Section 162(m) of the Code become eligible to receive annual cash bonuses based on a maximum pool of 2.5% of consolidated operating income and on the executives' salaries in relation to the pool. Amounts payable to such executives from such pool are subject to downward adjustment by the Company's Compensation and Stock Option Committee.

Management Bonus Plan

The Company also has a Management Bonus Plan whereby certain executives become eligible to receive annual cash bonuses if the Company and such executives meet certain financial and operating targets.

8.  COMMITMENTS AND CONTINGENCIES

Income Tax Examinations

Health Net was under audit by the IRS during 1995 and 1994. The principal issue during the course of the audit was whether Health Net qualified as a tax-exempt entity for certain periods prior to the Conversion. In March 1995, Health Net and the IRS entered into a settlement of all outstanding issues raised in the audit. The settlement paid was treated as a payment on the notes due to the Foundation, in accordance with the terms of such notes. A deferred tax liability account was previously established by the Company to cover potential liabilities relating to the audit. As a result of this settlement, the deferred tax liability and associated goodwill of approximately $33.0 million have been eliminated.

Health Net is currently under examination by the California Franchise Tax Board. Issues under examination include, among other issues, tax ramifications of the Conversion. Additionally, certain QualMed plans are currently under examination by the Internal Revenue Service. Issues under examination include, among other issues, tax treatment of goodwill related to various acquisitions. Although it is not possible to predict with any certainty the outcome of these examinations, the Company's management believes, based on advice of legal counsel, that QualMed and Health Net have substantial bases for their positions on issues likely to arise during the course of the examinations. The ultimate resolution of these matters should not have a material adverse effect on the financial statements of the Company.

Litigation

In January 1995, two purported class action lawsuits were filed against the Company and the members of its Board of Directors alleging breach of fiduciary duties to the Company's public stockholders by refusing to seriously consider certain acquisition bids for the Company. Such lawsuits were dismissed without prejudice in April 1996.

The Company is involved in various other legal proceedings, which are routine in its business. In the opinion of management, based upon current facts and circumstances known by the Company, the resolution of these matters should not have a material adverse effect on the financial position or results of operations of the Company.

9.  TRANSACTIONS WITH RELATED PARTIES

Three directors of the Company are partners of law firms which received legal fees totaling $1.0 million, $1.9 million and $1.5 million in 1996, 1995 and 1994, respectively. An officer of a contracted hospital is also a member of the Company's Board of Directors. Medical costs paid to the provider totaled $58.7 million, $55.3 million and $14.0 million in 1996, 1995 and 1994, respectively. Such contracted hospital is also an employer group of the Company. The Company received annual premium revenues of $3.4 million in 1996 and $3.0 million in 1995 and 1994. A director of the Company was an officer of an employer group until October 1994. In 1994, the Company received premium revenues of $17 million from the group. Certain stockholders and directors of the Company are officers of consulting firms which received approximately $1,250,000 in 1996 and $140,000 in 1995 and $70,000 in 1994 pursuant to consulting agreements to pay for certain consulting services provided to the Company.

In 1995, the Company advanced an aggregate sum of approximately $16.3 million to three of its former executive officers and directors in connection with the future repurchase of shares of HSI Class A Common Stock held by such individuals. This repurchase agreement was entered into in connection with certain severance agreements between the Company and each such individual in connection with his or her termination of employment. Such advances were non-interest bearing and were secured by a pledge of shares of Class A Common Stock, which shares were ultimately repurchased by the Company in January 1996.

During the first quarter of 1996, the Company repurchased 303,879 shares of its Class A Common Stock from certain current and former management employees of the Company and HN Management Holdings, Inc., a predecessor to the Company.
The repurchased shares were held pursuant to the Amended and Restated Health Net Associate Trust Agreement dated as of May 1, 1994 on behalf of certain founding stockholders of the Company at the date of the conversion of Health Net to for-profit status. The repurchased shares, having an aggregate value of $9.6 million, were immediately canceled and netted against Class A Common Stock, Additional Paid-in-Capital, and Retained Earnings.

10.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

The company has various outstanding stock option and stock purchase plans which cover certain employees, officers, and non-employee directors. Such plans have been adopted by the stockholders and options have been granted under such plans. The Company grants stock options at prices at or above the market value of the stock on the date of grant. The options generally carry a maximum term of 10 years and vest either ratably over 5 years or over the 3rd, 4th and 5th anniversaries of the date of grant. A summary of the plans in existence as of December 31, 1996 is as follows:

1989 Plan - In 1989, 2,210,000 shares of the Company's Class A Common Stock were authorized to be issued under future grants to officers, directors and certain employees of the Company pursuant to the 1989 Stock Option Plan.

1991 Plan - In 1991, 1,000,000 shares of the Company's Class A Common Stock were authorized to be issued under future grants to officers and employees of the Company pursuant to the 1991 Stock Option Plan. The authorized number of shares was subsequently increased to 5,000,000.

Non-Employee Director Plan - In 1991, 100,000 shares of the Company's Class A Common Stock were authorized to be issued under grants to non-employee directors of the Company pursuant to the Non-Employee Director Stock Option Plan. The authorized number of shares was subsequently increased to 300,000.

Employee Stock Purchase Plan - In 1993, 1,000,000 shares of the Company's Class A Common Stock were reserved for issuance under the Company's Employee Stock Purchase Plan. The plan provides employees of the Company with an opportunity to purchase stock through payroll deductions. Eligible employees may purchase up to $25,000 in fair market value annually of the Company's Common Stock at 85% of the lower of the market price on either the first or the last day of each offering period.

Stock option activity and weighted average exercise prices for the years ended December 31, 1996, 1995, and 1994 is present below:



                                   1996                               1995                            1994
                     -------------------------------   -------------------------------   -----------------------------
                                        Exercise                          Exercise                          Exercise
                       Options            Price          Options            Price          Options           Price
                     -----------      -------------    -----------      -------------    -----------      -----------
Outstanding
   at January 1        1,672,564            $ 24.02      2,617,815            $ 17.71      1,770,264           $   7.61
   Granted             1,445,000              34.56         71,586              28.73      1,297,665              29.32
   Exercised            (790,200)             21.65       (915,637)              5.96       (401,114)              9.41
   Canceled              (72,550)             32.49       (101,200)             28.16        (49,000)             18.16
                     --------------                    -------------                     -------------
Outstanding
   at December 31      2,254,814            $ 31.30      1,672,564            $ 24.02      2,617,815           $  17.71
                     ==============                    =============                     =============

Exercisable
   at December 31      2,202,314                         1,618,564                         1,280,030
                     ==============                    =============                     =============

During 1996 and 1995, 51,623 shares and 48,530 shares, respectively, were issued under the Employee Stock Purchase Plan at a weighted average issuance price of $23.30 and $22.07, respectively. The shares were issued at prices of $21.25 and $25.93 in 1996 and $20.93 and $23.06 in 1995.

The weighted average fair value at date of grant for options granted during 1996 and 1995 was $9.78 and $8.49, respectively. The fair value of options granted during 1996 and 1995 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: (i) risk-free interest rate of 6.26%; (ii) expected lives of 2.92 years; (iii) expected volatility of 38.4%; and (iv) no expected dividend yield.

The following table summarizes the weighted average price and life information for significant option groups outstanding at December 31, 1996:

                                                  Options Outstanding                             Options Exercisable
                                    -----------------------------------------------------    ----------------------------------


                     Range of                             Remaining
                     Exercise           Options          Contractual          Exercise           Options           Exercise
                      Prices          Outstanding           Life               Price           Exercisable          Price
                  ---------------   ----------------   ---------------    ----------------   ----------------   --------------
                 11.63 - 14.88               156,699         2.60              13.39                  156,699        13.39
                 18.25 - 26.75               200,365         6.49              23.53                  165,365        22.85
                 27.75 - 31.91               710,500         5.90              28.85                  693,000        28.86
                 34.69 - 44.06             1,187,250         9.00              36.43                1,187,250        36.43
                                      --------------                                          ---------------

                 11.63 - 44.06             2,254,814         7.35              31.30                2,202,314        31.39
                                     ===============                                           ==============


No stock-based compensation cost was recognized for 1996 and 1995. Had the stock-based compensation cost been determined based on the fair value of options granted, net income would have decreased by $8.1 million and $381,000, respectively, and earnings per share would have decreased by $0.16 in 1996 and would have remained unchanged in 1995. As fair value criteria were not applied to awards prior to 1995, and additional awards in future years are anticipated, the effects on net income and earnings per share in this pro forma disclosure may not be indicative of future amounts.

11.  INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows (in thousands):

                                                                                                  1996              1995
                                                                                             -------------     -------------
                     Deferred tax liabilities:
                       Tax over book amortization                                           $                 $           230
                       Unrealized gain on marketable securities                                                         1,501
                       Other                                                                          2,130             2,454
                                                                                              -------------     -------------
                     Total deferred tax liabilities                                                   2,130             4,185
                                                                                              -------------     -------------

                     Deferred tax assets:
                       Unrealized loss on marketable securities                                       4,918
                       Estimated book reserves in excess of tax reserves                             13,581            12,925
                       Other post-employment benefit obligations                                      1,341             1,034
                       Book over tax depreciation                                                     4,017             1,765
                       Book over tax amortization                                                        32
                       Accrued compensation                                                           2,915             1,447
                       State franchise tax                                                            3,123             3,244
                       Accrued merger related costs                                                                     2,986
                       Deferred rent                                                                    912             1,296
                       Other                                                                            637               348
                                                                                             --------------     -------------
                     Total deferred tax assets                                                       31,476            25,045
                                                                                             --------------     -------------
                     Net deferred tax assets                                                $        29,346   $        20,860
                                                                                            ===============   ===============

During the years ended December 31, 1996, 1995 and 1994, tax benefits totaling $3.9 million, $8.7 million and $1.5 million, respectively, were realized as a result of compensation recognized for tax purposes relating to the exercise of stock options and were recorded as an increase in additional paid-in capital.

The Company has utilized pre-acquisition operating losses of subsidiaries acquired which could differ from amounts allowed by the tax authorities. Management believes it has adequately provided for any increases in taxes that might result from any reduction of the realization of net operating loss carryforwards.

Significant components of the provision for income taxes are as follows for the three years ended December 31 (in thousands):

                                                                               1996          1995           1994
                                                                               -----------------------------------
                     Current:
                         Federal                                               $44,013       $ 39,273      $49,641
                         State                                                  10,032         11,552       12,971
                                                                               -----------------------------------
                     Total current                                              54,045         50,825       62,612
                                                                               -----------------------------------
                     Deferred:
                         Federal                                                (2,095)        12,596          (27)
                           State                                                  (230)         3,886          174
                                                                               -----------------------------------
                     Total deferred                                             (2,325)        16,482          147
                                                                               -----------------------------------
                                                                               $51,720       $ 67,307     $ 62,759
                                                                               ===================================

Following is a reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for the three years ended December 31 (in thousands):

                                                                                 1996             1995               1994
                                                                                -------------------------------------------
                     Income taxes at the federal statutory rate                 $43,850          $54,825            $52,769
                     State income taxes, net of federal tax benefit               6,371           10,035              8,544
                     Merger-related expenses                                                                            262
                     Goodwill amortization                                        3,546            2,099
                     Other, net                                                                      348              1,184
                                                                                 (2,047)
                                                                                -------------------------------------------
                                                                                $51,720          $67,307            $62,759
                                                                                ===========================================

12. COMMON STOCK

The Company has two classes of Common Stock. The Company's Class B Common Stock has the same economic benefits as the Company's Class A Common Stock but is non-voting. Upon the sale or transfer of shares of Class B Common Stock by the Foundation to an unrelated third party, such shares automatically convert to Class A Common Stock. The Foundation is the only holder of record of the Company's Class B Common Stock.

Public Offering

On May 15, 1996, the Company completed a public offering in which the Company sold 3,194,374 shares of Class A Common Stock and the Foundation sold 6,386,510 shares of Class A Common Stock (constituting 6,386,510 shares of Class B Common Stock which automatically converted into shares of Class A Common Stock upon the sale) for a per share purchase price to the public of $30.00 (the "Offering"). The net proceeds received by the Company from the sale of the 3,194,374 shares of Class A Common Stock were approximately $92.4 million after deducting underwriting discounts and commissions and estimated expenses of the Offering payable by the Company. The Company used its net proceeds from the Offering to repurchase 3,194,374 shares of Class A common Stock held pursuant to the Associate Trust Agreement from certain Class A Stockholders. The Company repurchased these shares of Class A Common Stock from the Class A Stockholders at $30.00 per share less transaction costs associated with the Offering, amounting to $1.08 per share. All of these 3,194,374 shares of Class A Common Stock repurchased are currently held in treasury. The Company did not receive any of the proceeds from the sale of shares of Class A Common Stock in the Offering by the Foundation.

Shareholder Rights Plan

On May 20, 1996, the Board of Directors of the Company declared a dividend distribution of one right (a "Right") for each outstanding share of the Company's Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"), to stockholders of record at the close of business on July 31, 1996 (the "Record Date"). The Board of Directors of the Company also authorized the issuance of one Right for each share of Common Stock issued after the Record Date and prior to the earliest of the Distribution Date (as defined below), the redemption of the Rights, and the expiration of the Rights and in certain other circumstances Rights will attach to all Common Stock certificates representing shares then outstanding and no separate Rights Certificates will be distributed. The Rights will separate from the Common Stock in the event any person acquires 15% or more of the outstanding Class A Common Stock, the Board of Directors of the Company declares a holder of 10% or more of the outstanding Class A Common Stock to be an "Adverse Person," or any person commences a tender offer for 15% of the Class A Common Stock (each event causing a "Distribution Date").

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

13.  RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 1996, the Company recorded $44.1 million, or $.53 per share, in restructuring and other charges. These charges included restructuring charges of $35.6 million, the components of which were: executive, workforce and facilities consolidation costs of approximately $11.9 million; software and hardware write-offs of approximately $15.0 million; and other components which aggregated approximately $8.7 million.

In addition, the Company provided loss reserves totaling $8.5 million relating primarily to contracts with governmental employer groups in the Company's non-California markets. The Company expects to utilize these reserves over the remaining lives of these contracts, which expire at varying dates through 1999.

14.  FOUNDATION MERGER

On October 1, 1996 the Company and FH Acquisition Corp., a wholly owned subsidiary of the Company ("Merger Sub"), entered into a Agreement and Plan of Merger (the "Merger Agreement") with FHC, whereby Merger Sub will merge (the "Merger") with and into FHC and FHC will survive as a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement FHC stockholders will receive
1.3 shares of the Company's Class A Common Stock for every share of FHC common stock held. The shares of the Company's Class A Common Stock issued to FHC's stockholders in the Merger will constitute approximately 61% of the outstanding stock of the Company after the Merger, and the Company's current stockholders will hold approximately 39% of the outstanding stock of the Company after the Merger.

Pursuant to the Merger Agreement, the Company will amend its Certificate of Incorporation to change the name of the Company to Foundation Health Systems, Inc. and to increase the number of authorized shares of the Company's Common Stock to 380,000,000 shares consisting of 350,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock. The transaction is structured to be a tax-free combination accounted for as a pooling of interests. The new company will operate on a calendar year for financial reporting purposes.

On February 12, 1996, shareholders of the Company and FHC approved the Merger Agreement at separate special meetings. The transaction is anticipated to be completed in April 1997 subject to regulatory approvals and other customary conditions.

15.  QUARTERLY INFORMATION (UNAUDITED)

The following interim financial information presents the 1996 and 1995 results of operations on a quarterly basis (in thousands except per share data):

                                                                                        1996
                                                                                    Quarter Ended

                                                               March 31       June 30        September 30      December 31
                                                             ---------------------------------------------------------------
                     Revenues                                $  801,349       $  797,959          $ 802,818        $ 802,030
                     Restructuring and other charges                                                                  44,108
                     Income (loss) from operations               42,508           39,660             43,084          (14,205)
                     Net income (loss)                           26,040           24,448             25,314           (2,210)
                     Earnings (loss) per share                     0.54             0.51               0.52            (0.05)

                                                                                        1995
                                                                                    Quarter Ended

                                                                 March 31       June 30          September 30       December 31
                                                                -----------------------------------------------------------------
                     Revenues                                   $ 627,497         $ 660,712           $ 702,882         $ 740,961
                     Merger-related costs                           8,927             2,185               2,328             6,724
                     Income from operations                        29,173            39,036              38,955            35,984
                     Net income                                    18,911            22,966              24,284            23,431
                     Earnings per share                              0.38              0.47                0.50              0.48

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The Third Amended and Restated Certificate of Incorporation of the Company (the "Restated Certificate") provides that the Board of Directors shall consist of not less than three nor more than twenty members, the exact number to be determined in accordance with the Company's Third Amended and Restated By-Laws (the "By-Laws"). In accordance with the By-Laws, the number of members of the Board of Directors has currently been set at fourteen (14). The Restated Certificate provides for the Board of Directors to be divided into three classes, each class to serve for staggered three-year terms. Each class is to consist, as nearly as possible, of one-third of the total number of directors constituting the entire Board of Directors.

    The following sets forth certain information with respect to the directors of the Company, which are divided by the class in which they serve. It should be noted that pursuant to the documents evidencing the FHC Merger, all directors other than Dr. Hasan and Messrs. Deukmejian, Bouchard, Farley and Greaves will resign effective upon consummation of the FHC Merger.

                                                                                                  Term to
Name of Director              Principal Occupation                               Age              Expire
----------------              --------------------                               ---              ------
CLASS I

Charles T. Braden             President, CBS Associates, Inc.                    53               1997

Gov. George Deukmejian        Partner of Sidley & Austin                         68               1997

Michael E. Gallagher          General Partner of  Shamrock                       47               1997
                              Investments

Robert L. Montgomery          President and Chief Executive Officer              60               1997
                              of Alta Bates Health System

J. Kevin Murphy               Business Consultant                                70               1997

CLASS II

J. Thomas Bouchard            Senior Vice President, Human                       56               1998
                              Resources of International
                              Business Machines Corporation

Thomas T. Farley              Senior Partner of Petersen, Fonda,                 62               1998
                              Farley, Mattoon, Crockenberg
                              and Garcia, P.C.

Jay M. Gellert                President and Chief Operating                      43               1998
                              Officer of the Company

Douglas M. Mancino            Partner of McDermott, Will & Emery                 47               1998

CLASS III

Malik M. Hasan, M.D.          Chairman of the Board of Directors,                58               1999
                              Treasurer and Chief Executive
                              Officer of the Company

Lawrence E. Austin, M.D.      Retired Northwest Vice President of                62               1999
                              Medical Affairs of the Company

Dale T. Berkbigler, M.D.      Vice Chairman of the Board,                        47               1999
                              Executive Vice President and Chief
                              Medical Officer of the Company

Roger F. Greaves              Previous Co-Chairman of the Board                  59               1999
                              of Directors, Co-President and
                              Co-Chief Executive Officer of the Company

Kenneth W. Kizer, M.D.        Health Care Consultant                             45               1999

    Dr. Hasan became Chairman of the Board of Directors and Chief Executive Officer of the Company on March 31, 1995. Dr. Hasan also assumed the position of President of the Company on March 31, 1995, an office he held until June 1996. In addition, Dr. Hasan was elected Treasurer in November 1996. Dr. Hasan was the Co-Chairman, Co-President and Co-Chief Executive Officer of the Company from January 1994 (upon consummation of the HSI Combination) until March 31, 1995. Dr. Hasan has served as Chairman of the Board of Directors of QualMed since its formation in 1985. Dr. Hasan assumed the additional position of Chief Executive Officer of QualMed in June 1990. Effective March 2, 1991, Dr. Hasan also became President of QualMed, an office he held until February 1995. A board- certified neurologist in Pueblo, Colorado since June 1975, Dr. Hasan maintained a limited practice until July 1992. From 1980 to 1984, Dr. Hasan was a director of the Colorado Medical Society and Parkview Episcopal Medical Center. In 1989, he was appointed by the Governor of Colorado to the Colorado Health Data Commission, on which he continued to serve until 1993.
Dr. Hasan served as a Clinical Assistant Professor of Neurology at the University of Colorado from 1976 until 1990 and has been a member of the London Royal College of Physicians since 1964.

    Dr. Austin became a director of the Company in January 1994 (upon consummation of the HSI Combination). Dr. Austin served as a director of QualMed from 1986 until February 1995 and served as Northwest Vice President of Medical Affairs of QualMed from July 1989 until May 1993. Dr. Austin was a founding principal, director and president of Pueblo Physicians, Inc. He served as Medical Director for the Pueblo HMO service area from December 1986 to June 1989. Dr. Austin was a practicing board-certified psychiatrist in Pueblo, Colorado from 1968 to 1989. Dr. Austin served as the Chief of Staff of Parkview Episcopal Hospital in Pueblo, Colorado and as a member of the Board of Parkview Episcopal Medical Center from 1978 to 1980.

    Dr. Berkbigler became Executive Vice President of Medical Affairs of the Company and a director of the Company in January 1994 (upon consummation of the HSI Combination). Dr. Berkbigler has been a director of QualMed since July 1987 and has served as the Executive Vice President of Medical Affairs of QualMed since July 1989. Dr. Berkbigler became President of QualMed in February 1995, an office he held until July 1996. He was appointed Vice Chairman of the Board, Executive Vice President and Chief Medical Officer of the Company in July 1996. Prior to 1986, Dr. Berkbigler served as the President of San Luis Valley Physicians Service Corporation, and from August 1986 to March 1991 held the position of San Luis Valley HMO Medical Director. He was promoted to QualMed Medical Director in April 1987, and assumed the title of Vice President of Medical Affairs of QualMed in January 1988. He also served as a member of the Board of Directors of St. Joseph Hospital, Del Norte, Colorado, from September 1983 through September 1989 and as its Chairman of the Board from October 1986 through September 1988. Dr. Berkbigler was a practicing internist in Del Norte, Colorado from 1979 until 1991.

    Mr. Bouchard became a director of the Company in January 1994 (upon consummation of the HSI Combination). Mr. Bouchard served as a director of QualMed from May 1991 until February 1995. Since October 1994, Mr. Bouchard has served as Senior Vice President, Human Resources of International Business Machines Corporation. From June 1989 until October 1994, Mr. Bouchard served as Senior Vice President & Chief Human Resources Officer of U.S. West, Inc., a diversified global communications company, and prior to that time he was Senior Vice President--Human Resources and Organization for United Technologies Corp. Mr. Bouchard has served on the Board of Directors of the Labor Policy Association since March 1991 and Nordstrom National Credit Bank since April 1991.

    Mr. Braden became a director of the Company in January 1994 (upon consummation of the HSI Combination). Mr. Braden was elected to the Health Net Board of Directors in September 1987. Mr. Braden is President of CBS Associates, Inc., a real estate advisory group. Prior to his association with CBS Associates, Inc., Mr. Braden provided business consulting services primarily to the real estate and financial industries. Mr. Braden served as Executive Vice President at Fidelity Federal Savings and Loan from 1977 to 1991.

    Mr. Deukmejian became a director of the Company in January 1994 (upon consummation of the HSI Combination). Mr. Deukmejian has served as a director of QualMed from April 1992 until February 1995 and, since February 1991, has been a partner in the law firm of Sidley & Austin, Los Angeles, California. Mr. Deukmejian served as Governor of the State of California for two terms, from January 1983 to January 1991. Mr. Deukmejian also served the State of California as Attorney General from 1979 to 1982, as a State Senator from 1967 to 1978 and as a State Assemblyman from 1963 to 1966. Mr. Deukmejian became a director of Burlington Northern Santa Fe Corporation ("BNSF"), a railroad company, in September 1995 upon consummation of the BNSF merger. Mr. Deukmejian served as a director of Santa Fe Pacific Corporation from January 1991 through September 1995 and he became a director of Whittaker Corporation in January 1997.

    Mr. Farley became a director of the Company in January 1994 (upon consummation of the HSI Combination). Mr. Farley served as a director of QualMed from February 1991 until February 1995, and is a senior partner in the law firm of Petersen, Fonda, Farley, Mattoon, Crockenberg and Garcia, P.C., Pueblo, Colorado. Mr. Farley was formerly President of the governing board of Colorado State University, the University of Southern Colorado and Ft. Lewis College and Chairman of the Colorado Wildlife Commission. He served as Minority Leader of the Colorado House of Representatives from 1967 to 1975. Mr. Farley has been a director of the Public Service Company of Colorado, a public gas and electric company, since 1983 and a director/advisor of Norwest Banks of Pueblo and Sunset since 1985. Mr. Farley has been a member of the Board of Regents of Santa Clara University, a Jesuit institution, since 1987.

    Mr. Gallagher has been a director of the Company since January 1994 (upon consummation of the HSI Combination). Mr. Gallagher was a director of QualMed from November 1993 until February 1995. Mr. Gallagher has been a general partner of Shamrock Investments, a financial advisory firm specializing in the health care service industry, since 1987. From May 1995 to May 1996, Mr. Gallagher served as President and Chief Executive Officer of Health Net. From 1980 to 1987, Mr. Gallagher was an officer of American Medical International, Inc. ("AMI"), where he most recently served as Group Vice President. Before joining AMI, his professional career included various positions with the accounting firm of Coopers & Lybrand in Los Angeles and service as an officer in the U.S. Marine Corps.

    Mr. Gellert became a director and President and Chief Operating Officer of the Company in June 1996. Mr. Gellert also holds the position of Chairman of the Board of Directors for the Company's principal operating subsidiaries, Health Net and QualMed. Prior to joining the Company, Mr. Gellert directed Shattuck Hammond Partners Inc.'s strategic advisory engagements in the area of integrated delivery systems development, managed care network formation and physician group practice integration. Prior to joining Shattuck Hammond Partners, Mr. Gellert was an independent consultant, and from 1988 to 1991, he served as President and Chief Executive Officer of Bay Pacific Health Corporation. From 1985 to 1988 Mr. Gellert was Senior Vice President and Chief Operating Officer for California Healthcare System.

    Mr. Greaves, who serves as a consultant to the Company, served as Co-Chairman of the Board of Directors, Co-President and Co- Chief Executive Officer of the Company from January 1994 (upon consummation of the HSI Combination) until March 31, 1995. Prior to January 1994, Mr. Greaves served as Chairman of the Board of Directors, President and Chief Executive Officer of H.N. Management Holdings, Inc. (a predecessor of the Company) since its incorporation in June 1990. Mr. Greaves is also a past Chairman of the Board
of Directors, President and Chief Executive Officer of Health Net.   Prior to
joining Health Net, Mr. Greaves held various management roles at Blue Cross of Southern California, including Vice President of Human Resources and Assistant to the President, and held various management positions at Allstate Insurance Company from 1962 until 1968. Mr. Greaves currently serves as a Commissioner on the California Senate Advisory Commission on Life and Health Insurance, as a member of the Board of Directors of the Group Health Association of America and as a member of the Board of Directors of Quidel Corporation.

    Dr. Kizer became a director of the Company in August 1994. He has been a director of the Foundation since 1992 and was Chairman of the Board of the Foundation from December 1993 through December 1995. Dr. Kizer was Chairman of the Department of Community and International Health and Professor of Emergency Medicine and Clinical Toxicology in the Department of Internal Medicine at the University of California, Davis from July 1991 through October 1994. Dr. Kizer is also currently an adjunct professor of public policy at the University of Southern California. From 1985 to 1991, Dr. Kizer was the Director of the California Department of Health Services. Since October 1994, Dr. Kizer has been the Chief Executive Officer Under Secretary for Health, U.S. Department of Veterans Affairs of the veterans health care system of the United States .

    Mr. Mancino became a director of the Company in January 1994 (upon consummation of the HSI Combination). Mr. Mancino has been a partner in the Los Angeles office of the law firm McDermott, Will & Emery since 1987. Mr. Mancino also is a past President of the American Academy of Healthcare Attorneys of the American Hospital Association.

    Mr. Montgomery became a director of the Company in January 1994 (upon consummation of the HSI Combination). Mr. Montgomery served as a director of QualMed from May 1991 until February 1995, and since January 1989 has served as the President and Chief Executive Officer of Alta Bates Health System, a holding company consisting of acute care hospitals, long-term care facilities, home care services and a management service company for physician practice groups and independent practice associations. Mr. Montgomery served as Executive Vice President for VHA Enterprises, Inc., a subsidiary of Voluntary Hospitals of America, Inc., from 1986 to 1988. Mr. Montgomery was a director of Blue Cross of Northern California from December 1972 to April 1984, and from 1989 to April 1991 was a director of Bay Pacific Health Plan. Mr. Montgomery has been a director of Health Risk Management, Inc., a managed care information system company, since October 1993.

    Mr. Murphy became a director of the Company in January 1994 (upon consummation of the HSI Combination). Mr. Murphy served as a director of QualMed from August 1990 until February 1995 and as Vice Chairman of the Board of Directors of QualMed during such service from July 1991. Since January 1992, Mr. Murphy has been self-employed as a business consultant, from November 1985 until December 1991 he was employed as the President of 655 Associates, Inc., a crisis management firm, and from August 1985 to January 1989 he was a Managing Director and a Senior Vice President of the Gabelli Group, Inc., a New York-based financial services company. Prior to 1985 Mr. Murphy was President of Purolator Courier Corp. and Trailways, Inc. Mr. Murphy has been a director of Pinkerton's, Inc., a security services company, since October 1990 and a member of the St. Mary College Board of Trustees since November 1995.

EXECUTIVE OFFICERS

    The following sets forth certain information with respect to the current executive officers of the Company. Please refer to the information contained above under the heading "Directors" for biographical information of executive officers who are also directors of the Company.


Name                          Age              Position
----                          ---              --------
Malik M. Hasan, M.D.          58               Director and Chairman of the Board of Directors, Treasurer and Chief Executive
                                               Officer

Jay M. Gellert                43               Director, President and Chief Operating Officer

Dale T. Berkbigler, M.D.      47               Director, Vice Chairman of the Board, Executive Vice President and Chief Medical
                                               Officer

Michael D. Pugh               43               Senior Vice President of the Company and President and Chief Executive Officer of
                                               QualMed

Arthur M. Southam, M.D.       40               Senior Vice President of the Company and President and Chief Executive Officer of
                                               Health Net

Andrew Wang                   55               Senior Vice President and Chief Actuary

Douglas C. Werner             52               Senior Vice President of Planning and Business Development

B. Curtis Westen, Jr.         36               Senior Vice President, General Counsel and Secretary

Terry Fouts, M.D.             53               Senior Vice President for Medical Affairs and Chief Medical Officer of QualMed

James J. Wilk                 46               Senior Vice President of Human Resources and Administrative Services of Health Net

Philip A. Katz, Ph.D.         54               Vice President and Chief Information Officer


         Mr. Pugh became Senior Vice President of the Company and the President and Chief Executive Officer of QualMed in July 1996. Mr. Pugh is responsible for all of the Company's western operations outside the state of California.
He currently serves as a Commissioner of the Joint Commission on Accreditation of Health Care Organizations. Prior to 1996, Mr. Pugh was President/CEO of Columbia Hospital at Medical City Dallas in Dallas, Texas. From June 1984 to July 1995 he was President/CEO of Parkview Health System, Pueblo, Colorado and from September 1979 to June 1984 he was Administrator/CEO of United General Hospital, Sedro Woolley, Washington.

         Dr. Southam became Senior Vice President of the Company and the President and Chief Executive Officer of Health Net in July 1996. Prior to accepting this position, Dr. Southam was President and Chief Executive Officer for CareAmerica Health Plans. He currently serves as Chairman of the California Association of HMOs, an organization representing 32 health plans throughout the State of California. Dr. Southam earned his medical degree from the University of California at Los Angeles School of Medicine and served his residency in internal medicine at Cedars-Sinai Medical Center in Los Angeles.

         Mr. Wang joined Health Net in April 1992 as Vice President and Chief Actuary. In September 1994 he assumed the title of Senior Vice President and Chief Actuary for Health Net, the Company and QualMed. Mr. Wang was a consulting actuary with Milliman & Robertson, Inc. from 1974 to 1992 prior to joining Health Net. From 1972 to 1974 he was a Professor of Mathematics at the University of Colorado in Boulder, Colorado. Mr. Wang is a Fellow of the Society of Actuaries and is a Member of the American Academy of Actuaries.

         Mr. Werner became Senior Vice President, Strategic Planning and Business Development of the Company in October 1996. Mr. Werner is also the acting executive responsible for all of the Company's eastern operations. Since 1987, Mr. Werner was employed by Aetna Health Plans in several regional vice president positions, most recently as Regional Vice President, western region, for Aetna Health Plans, where he developed and led commercial and government health plan operations. He has also served in executive positions at Western Health Plans, National Medical Enterprises, Healthcare Affiliates, Inc. and CIGNA Healthplans.

         Mr. Westen has served as Senior Vice President of the Company since January 1995, and as Senior Vice President, General Counsel and Secretary of the Company since April 1995. Mr. Westen also serves as a director of certain subsidiaries of the Company. Mr. Westen has served as Senior Vice President, General Counsel and Secretary of QualMed since February 1994, and has served as Vice President of Administration of QualMed from August 1993 until February 1994. Since February 1995, he has served as a director of QualMed. Mr. Westen served as Assistant General Counsel and Assistant Secretary of QualMed since joining QualMed in March 1992. From September 1986 until March 1992, Mr. Westen was an attorney with the firm of Lord, Bissell & Brook in Chicago, Illinois.

         Dr. Fouts became Senior Vice President of Medical Affairs of the Company in January 1994 upon consummation of the HSI Combination. In July 1996 Dr. Fouts was appointed Chief Medical Officer of QualMed. Dr. Fouts has been Senior Vice President of Medical Affairs of QualMed since November 1991, and served as QualMed's Associate Vice President of Medical Affairs from August 1990 to November 1991. He served as medical director for the Company's Colorado Springs/Pueblo service areas from November 1989 through June 1992. From April 1986 until November 1989, he served as a regional medical director for a competitor of the Company. Prior to such time, Dr. Fouts was a practicing physician in Pueblo, Colorado.

         Mr. Wilk has served as Senior Vice President or Vice President, Human Resources and Administrative Services of Health Net since March 1992 and has functioned as the chief human resources officer since he joined Health Net in September 1990. Mr. Wilk is currently the executive in charge of the Company's developing "Customer Rewards Initiative" business. From time to time during the period 1973 to 1990, Mr. Wilk was responsible for the Human Resources functions at Allied-Signal, Johnson & Johnson, Bell Atlantic Corporation and CitiCorp.

         Dr. Katz has served as Vice President and Chief Information Officer of the Company since July 1995. Prior to joining the Company, Dr. Katz was Vice President, Planning and Technology at Graduate Health System from March 1990 until July 1995. His other past positions include President of Integrated Technologies Resources Corporation and Associate Vice President, Technology and Information Management at Thomas Jefferson University.

ITEM 11.         EXECUTIVE COMPENSATION

         The following tables and descriptive materials set forth separately, for the fiscal years indicated, each component of compensation paid or awarded to, or earned by, (i) Dr. Hasan, the Chief Executive Officer of the Company, and (ii) each of the four other most highly compensated executive officers serving as of the end of the 1996 fiscal year (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                       Annual Compensation            Long Term Compensation
                                                       -------------------            ----------------------
                                                                                        Awards        Payout
                                                                                     ------------   ----------
                                                                                       Securities                      All Other
 Name and Principal                                                                    Underlying       LTIP           Compen-
 ------------------                                    Salary            Bonus         Options/        Payout           sation
 Position with HSI                            Year       ($)              ($)          SARs(#)           ($)            ($)(1)
 -----------------                            ----     -------           ------       ----------       -------       ------------
 Malik M. Hasan, M.D.                         1996     937,417            0             300,000        -              825,343(2)
 Chairman of the                              1995     910,441           800,000         -             -              181,274(3)
 Board of Directors,                          1994     833,221           585,000        350,000        -            1,237,120(4)
 Treasurer and Chief Executive Officer


 Dale T. Berkbigler, M.D.                     1996     360,000            0              92,000        -                2,633(5)
 Vice Chairman of the Board, Executive        1995     359,099           115,000         -             -               79,478(6)
 Vice President and Chief Medical Officer     1994     304,558           208,234         25,000        -              382,524(7)

 James J. Wilk                                1996     273,535            0              22,000        -                3,941(8)
 Senior Vice President,                       1995     279,804            69,999         -             -               38,455(9)
 Human Resources of Health Net                1994     247,546           101,250         12,000        -               43,008(10)

 Andrew Wang                                  1996     258,060            0              18,000        -                6,086(11)
 Senior Vice President and Chief Actuary      1995     265,100            66,300           -           -               20,345(12)
                                              1994     229,309            97,500          6,000        -               24,039(13)

 Arthur M. Southam, M.D.                      1996     174,519(14)     137,500(15)       65,000        -                  459(16)
 Senior Vice President of the Company and     1995          -              -             -             -                   -
 President and CEO of Health Net              1994          -                            -             -                   -
                                                                          -

(1) The figures contained in this column do not include the value of the following number of shares of the Company's Class A Common Stock which were awarded to the named individuals for the 1995 plan year under the Company's profit sharing component of its 401(k) plan: Dr. Hasan (265 shares), Dr. Berkbigler (172 shares), Mr. Wilk (254 shares), Mr. Wang (254 shares) and Dr. Southam (no shares). No such shares were awarded for the 1996 plan year to any of the named individuals.

(2) This amount includes $818,918 in accrued employer contributions under the Company's prior SERP, $2,375 in matching contributions under the Company's 401(k) plan and $4,050 in premiums paid by the Company on life insurance policies.

(3) This amount includes $178,046 in accrued employer contributions under the Company's prior SERP, $2,310 in matching contributions under the Company's 401(k) plan and $918 in premiums paid by the Company on a life insurance policy.

(4) This amount includes $1,232,500 paid to Dr. Hasan in connection with the HSI Combination with respect to the termination of a change in control agreement.

(5) This amount includes $1,067 in matching contributions under the Company's 401(k) plan and $1,566 in premiums paid by the Company on a life insurance policy.

(6) This amount includes $75,486 in accrued employer contributions under the Company's prior SERP, $2,310 in employer matching contributions made under the Company's 401(k) plan and $1,682 in premiums paid by the Company on a life insurance policy.

(7) This amount includes $377,730 paid to Dr. Berkbigler with respect to the termination of a change in control agreement in connection with the HSI Combination.

(8) This amount includes $2,375 in matching contributions under the Company's 401(k) plan and $1,566 in premiums paid by the Company on a life insurance policy.

(9) This amount includes $35,337 in accrued employer contributions under the Company's prior SERP, $2,310 in employer matching contributions made under the Company's 401(k) plan and $808 in premiums paid by the Company on a life insurance policy.

(10) This amount includes $35,337 in accrued employer contributions under the Company's prior SERP, $6,930 in employer matching contributions made under the Company's 401(k) plan and $741 in premiums paid by the Company on a life insurance policy.

(11) This amount includes $2,036 in matching contributions under the Company's 401(k) plan and $4,050 in premiums paid by the Company on a life insurance policy.

(12) This amount includes $16,083 in accrued employer contributions under the Company's prior SERP, $1,980 in employer matching contributions made under the Company's 401(k) plan and $2,282 in premiums paid by the Company on a life insurance policy.

(13) This amount includes $16,083 in accrued employer contributions under the Company's prior SERP, $5,940 in employer matching contributions made under the Company's 401(k) plan and $2,016 in premiums paid by the Company on a life insurance policy.

(14) Dr. Southam became an officer of Health Net in July 1996 and this base salary therefore represents only the six months of 1996 during which he was so employed.

(15) This amount includes $75,000 paid to Dr. Southam as a signing bonus upon his hire and $62,500 as a guaranteed bonus earned in 1996.

(16) This amount represents premiums paid by the Company on a life insurance policy.


OPTION GRANTS IN 1996

    The following table summarizes option grants in 1996 to the Named Executive Officers.

                                                              OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                 Number of             % of Total
                                Securities        Options/SARs Granted                                   Potential Realizable Value
                                 Underlying          to Employees in       Exercise or                   at Assumed Annual Rates of
                                Options/SARs             Fiscal           Base Price(a)    Expiration     Stock Price Appreciation
            Name                Granted(#)(a)             Year              ($/Share)         Date            for Option Term(d)
            ----              ----------------       --------------         ---------      -----------     ------------------------
                                                                                                             5%($)          10%($)
                                                                                                          -----------    ----------
 Malik M. Hasan, M.D.(b )           100,000              6.9%                $35.25         02/23/06     $2,216,854      $5,617,942
                                    100,000              6.9%                $40.54         02/23/06     $1,688,104      $5,089,192
                                    100,000              6.9%                $44.06         02/23/06     $1,335,604      $4,736,692

 Arthur Southam, M.D.(c)             50,000              3.5%                $21.75         07/15/06       $683,923      $1,733,195
                                     15,000              1.0%                $26.10         07/15/06       $139,927        $454,708
 James J. Wilk                       22,000              1.5%                $35.25         02/23/06       $487,709      $1,235,947

 Dale T. Berkbigler, M.D.            92,000              6.4%                $35.25         02/23/06     $2,039,505      $5,168,507
 Andrew Wang                         18,000              1.2%                $35.25         02/23/06       $399,034      $1,011,230

(a) All options granted in 1996 were non-qualified stock options pursuant to the Health Systems International, Inc. Second Amended and Restated 1991 Stock Option Plan. All grants in 1996 to the Named Executive Officers (except for the grant to Dr. Southam (see note (c)) provide for vesting of 33 1/3% of the options during each of the third, fourth and fifth years of the term of the options. Except for grants to Dr. Hasan (see note (b)) and Dr. Southam (see note (c)), all 1996 grants to the Named Executive Officers were at an exercise price equal to the closing price of Class A Common Stock on the NYSE on the date on which such grants were made. Under the terms of the Health Systems International, Inc. Second Amended and Restated 1991 Stock Option Plan, all options became exercisable on October 1, 1996 as a result of approval by the Board of Directors of the FHC Merger.

(b)      Dr. Hasan was granted stock options on February 23, 1996 to purchase
         (1) 100,000 shares at an exercise price equal to the fair market value of Class A Common Stock on the date on which the options were granted,
         (2) an additional 100,000 shares at an exercise price set equal to 115% of the fair market value of Class A Common Stock on the date on which the options were granted and (3) as additional incentive, an additional 100,000 shares at an exercise price equal to 125% of the fair market value of Class A Common Stock on the date on which the options were granted.

(c) Dr. Southam was granted stock options on July 15, 1996 to purchase (1) 50,000 shares at an exercise price equal to the fair market value of Class A Common Stock on the date on which the options were granted which were subject to the 33 1/3% vesting schedule described in note
         (a) above and (2) 15,000 shares at an exercise price equal to 120% of the fair market value of Class A Common Stock on the date on which the options were granted which were immediately exercisable.

(d) The potential gains shown are net of the option exercise price and do not include the effect of any taxes associated with exercise. The amounts shown are the assumed rates of appreciation only, do not constitute projections of future stock price performance, and may not necessarily be realized. Actual gains, if any, on stock option exercises depend on the future performance of Class A Common Stock, continued employment of the optionee through the term of the option, and other factors.


OPTION EXERCISES IN 1996

         The following table summarizes the number and value of options exercised during 1996, as well as the number and value of unexercised options as of December 31, 1996, held by the Named Executive Officers.

                                       AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                                                  FISCAL YEAR-END OPTION/SAR VALUES

                                                                   Number of Securities
                                Shares                            Underlying Unexercised             Value of Unexercised
                              Acquired on        Value              Options/SARs as of             In-the-Money Options/SARs
 Name                        Exercise (#)     Realized($)          December 31, 1996(b)           as of December 31, 1996(d)
 ----                        ------------     -----------          -----------------              -----------------------
                                                              Exercisable   Unexercisable(c)    Exercisable    Unexercisable(c)
                                                              -----------   -------------       -----------    -------------
 Malik M. Hasan, M.D.             5,367(a)    $240,000(a)      710,000              0             $757,500            $0

 Dale T. Berkbigler, M.D.         1,742(a)     $84,768(a)      137,000              0             $197,500            $0

 James J. Wilk                         0           0            34,000              0             $0                  $0

 Andrew Wang                           0           0            24,000              0             $0                  $0

 Arthur M. Southam,  M.D.              0           0            65,000              0             $150,000            $0

(a) An aggregate of 14,633 shares and 3,258 shares otherwise issuable were withheld from the exercises by Dr. Hasan and Dr. Berkbigler, respectively, of non-qualified stock options to purchase 20,000 shares and 5,000 shares, respectively, of the Company's Class A Common Stock at exercise prices of $12.125 (in the case of Dr. Hasan) and $14.875 (in the case of Dr. Berkbigler) per share (all of which exercise prices were equal to the fair market value of the underlying shares on the date of grant) to satisfy exercise price and tax withholding obligations, with the result that 5,367 net shares of Class A Common Stock were issued to Dr. Hasan and 1,742 net shares of Class A Common Stock were issued to Dr. Berkbigler in these exercises.

(b) The exercise price of outstanding options at December 31, 1996 ranges from $12.125 to $44.06 per share. Options to purchase an aggregate of 400,000 shares held by Dr. Hasan have an exercise price of either 115% or 125% of the fair market value of the underlying shares on the date of grant, options to purchase an aggregate of 15,000 shares held by Dr. Southam have an exercise price of 120% of the fair market value of the underlying shares on the date of grant and all other options held by Dr. Hasan, Dr. Southam and the other Named Executive Officers have exercise prices equal to the fair market value of the underlying shares on the date of grant.

(c) Under the terms of the Health Systems International, Inc. Second Amended and Restated 1991 Stock Option Plan, all outstanding options became exercisable on October 1, 1996 as a result of approval by the Board of Directors of the FHC Merger.

(d) Based on the difference between the closing price of $24.75 of Class A Common Stock on the NYSE on December 31, 1996 (the last trading day in 1996) and the option exercise price.

SUPPLEMENTAL EXECUTIVE RETIREMENT PROGRAMS

     The Company had in effect through December 31, 1995 a Supplemental Executive Retirement Plan ("SERP") program that allowed executives to defer income on a non-qualified pre-tax basis. The Company matched 100% of the deferral amounts up to a pre-set limit. These amounts accumulate earnings based upon executive investment elections. Under the program the executive receives an additional 78.5% of the accumulated deferral and Company match amounts upon termination. Contributions, including executive deferral and company match, were terminated December 31, 1995 and participating executives will be eligible for a payment equal to their account value as of December 31, 1995 upon termination of employment. The total value under this plan as of December 31, 1996 for Drs. Hasan and Berkbigler, and Messrs. Wilk and Wang, including deferral amounts, matching amounts and the 78.5% termination award, is approximately $1,185,000, $109,000, $420,000 and $192,000, respectively.
Dr. Southam is not a participant in this prior SERP.

     A new SERP program was approved effective January 1, 1996. The new SERP plan ensures that executives who retire at age 62 or older and have worked for HSI or a predecessor organization for at least 15 years receive 50% of average pay (salary and bonus) when combined with Social Security and all other employer provided retirement benefits provided under current and prior programs including the accumulated value of Company contributions to the Company's 401(k) Plan (and the profit sharing component of such plan) for the account of such individuals, along with benefits accrued under the SERP frozen in 1995. Executives with less than 15 years of service at age 62 will receive a reduced benefit under this plan, and executives must accrue at least five years of service to receive a partial benefit. Those terminating with between 5 and 10 years of service are entitled to receive a partial benefit, and executives who terminate with 10 or more years of service will be 100% vested on earned benefits.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Employment Agreements With Drs. Hasan and Berkbigler. Each of Drs. Hasan and Berkbigler has an Employment Agreement with the Company (collectively, the "Employment Agreements"). Each of the Employment Agreements became effective or, was assumed by the Company, on consummation of the HSI Combination. Each of the Employment Agreements has a five-year term, with an automatic one-year extension on each anniversary of the agreement.

     The Employment Agreements provide for a minimum 7% increase in annual salary each year. During the term of their employment, each of Drs. Hasan and Berkbigler is eligible to participate in the various insurance, stock option, pension, incentive compensation and other fringe benefit plans and programs of the Company. Each of Drs. Hasan and Berkbigler also is reimbursed for reasonable business expenses in performing his duties.

     If the Company terminates the employment of either of Drs. Hasan or Berkbigler without "cause" or such an executive terminates his or her employment for "good reason" (each as defined in the Employment Agreements), during the period commencing on the effective date of such termination and ending 36 months after the date of such termination, the Company will pay such executive his base salary and shall continue such executive's medical, health and accident insurance at the same coverage level maintained for such executive's benefit immediately prior to the date of termination. In the event that payments to Dr. Hasan were subject to the "golden parachute" excise tax under section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company would provide them with a tax gross-up payment in an amount sufficient to offset the effects of such excise tax.

     On March 10, 1997, in connection with the FHC Merger, Dr Hasan's Employment Agreement was amended and restated effective as of January 1, 1997 (the "Amended Employment Agreement"). The Amended Employment Agreement has a five-year term beginning on the Effective Date, with an automatic one-year extension on each anniversary of the agreement. The Amended Employment Agreement provides for a three year stay bonus to be paid for the fiscal years ending in 1997, 1998 and 1999 in the event that the FHC Merger is consummated. The stay bonus is subject to certain performance objectives as set forth in the Amended Employment Agreement. In addition, the Amended Employment Agreement provides that the base amount of the 36-month severance benefit provided for in the Employment Agreement will include an amount equal to the average of the annual bonus paid to Dr. Hasan (excluding the stay bonus referred to above) for the three fiscal years ending before the date of his resignation or termination.

     Employment Agreement with Dr. Southam. Dr. Southam has an Employment Letter Agreement with the Company dated June 4, 1996 (the "Employment Letter Agreement"). During the term of Dr. Southam's employment, he is eligible to participate in various insurance, stock option, pension, incentive compensation and other fringe benefit plans and programs of the Company. Dr. Southam also is reimbursed for reasonable business expenses in performing his duties and is provided with a monthly automobile allowance.

     The Employment Letter Agreement provides Dr. Southam with two potential severance arrangements. If during a two-year period following a change-of-control transaction, the Company terminates the employment of Dr. Southam or he voluntarily resigns for "good reason" (each as defined in the Employment Letter Agreement) he will receive severance pay equal to three years of his then current annual base salary. Such severance pay will not exceed the lessor of (i) $1.2 million or (ii) the applicable Code Section 280G limitations to avoid penalty taxes and deduction limitations on "excess parachute payments."

     If the Company terminates the employment of Dr. Southam other than following a change-of control or for "just cause" or if Dr. Southam terminates his employment for "good reason" (each as defined in the Employment Letter Agreement) he will be entitled to receive a severance payment equal to two years of his then current annual base salary. Such severance payment will not exceed $800,000.

     Each of the severance payments described above will be made to Dr. Southam on a monthly basis for a two-year period. Such severance payments are contingent upon Dr. Southam's compliance with the non-compete provisions set forth in the Employment Letter Agreement.

     Severance Payment Agreement with Mr. Wilk. Mr. Wilk has a Severance Payment Agreement (the "Severance Agreement") with the Company and Health Net, effective as of May 1, 1995. The Severance Agreement has a two-year term.

     If during the term of the Severance Agreement, the Company terminates the employment of Mr. Wilk without "cause" or Mr. Wilk terminates his employment for "good reason" within 12 months after a change of control (each as defined in the Severance Agreement), for a period of six months from the date of termination Mr. Wilk will be entitled to a continuation of his base salary and all medical, health, disability, life and accident insurance maintained for his benefit immediately prior to the date of termination. In addition, in the event that Mr. Wilk has not been employed at any time during such six month period, Mr. Wilk will be entitled to an additional continuation of his salary and benefits for a period of six months, provided that such payments for such additional continuance of salary and benefits shall only be made until the earlier of (i) the date he is so employed and (ii) a date 12 months after his termination of employment with the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Decisions regarding the Company's executive compensation are made by the Compensation and Stock Option Committee of the Board of Directors (the "Compensation Committee"), which in 1996 consisted of: (i) until February 26, 1996, Dr. Austin and Messrs. Bouchard (Chairman), Mancino and Montgomery and
(ii) commencing February 26, 1996 (at which time the Compensation Committee was reconstituted), Messrs. Bouchard (Chairman), Farley and Murphy, each of whom was a non-employee director of the Company and a "disinterested person" as such term is defined in Rule 16b-3 adopted under the Securities Exchange Act of 1934, as amended, with respect to the plans administered by the Compensation Committee at the time of service on such committee.

     The composition of the Compensation Committee was modified effective February 23, 1996 to comply with certain requirements of Section 162 (a) of the Code.

     Mr. Mancino is a partner in the law firm of McDermott, Will & Emery. The Company paid McDermott, Will & Emery approximately $302,000 in fees for legal services rendered to the Company and certain of its subsidiaries in 1996.

     Mr. Montgomery is the President and Chief Executive Officer of Alta Bates Health System, a health system holding company. Subsidiaries of Alta Bates Health System have provided hospital and other services to a Company subsidiary since December 1990. Payments by such subsidiary for such services totaled approximately $58.7 million in 1996. In addition, Alta Bates Health System was an employer group of a Company subsidiary in 1996 and continues to be such an employer group. Premiums paid by Alta Bates Health System to such subsidiary totaled approximately $3.4 million in 1996.

     Mr. Farley, a director of the Company, is a partner in the law firm of Petersen, Fonda, Farley, Mattoon, Crockenberg and Garcia, P.C. The Company and certain of its subsidiaries paid to Petersen, Fonda, Farley, Mattoon, Crockenberg and Garcia, P.C. approximately $13,000 in fees for legal services in 1996. In addition, Petersen, Fonda, Farley, Mattoon, Crockenberg and Garcia, P.C. was an employer group of a Company subsidiary in 1996 and continues to be such an employer group. Premiums paid by such firm to this Company subsidiary totaled approximately $27,000 in 1996.

DIRECTORS' COMPENSATION FOR 1996

     No fees are paid to employees of the Company for service as a director of the Company. In 1996, the annual retainer payable to non-employee directors of the Company was $20,000 per year, and each non-employee director who chairs a committee of the Company's Board is eligible to receive an annual additional retainer of $4,000. Such non-employee directors also receive a $1,000 fee for each meeting of the board or committee thereof attended.

     In addition, non-employee directors of the Company participate in the Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (the "Director Plan"), which provides for initial grants and automatic annual grants of nonqualified stock options to such directors. Each such grant entitles the optionee to purchase up to 5,000 shares of Class A Common Stock at an exercise price equal to the fair market value of Class A Common Stock on the date of grant. Each grant vests as to 20% of the shares each year on the anniversary of the date of grant, provided, that the options become immediately exercisable in the event of a "change in control" of the Company, as defined in the Director Plan. Under the Director Plan, 300,000 shares of HSI Class A Common Stock have been reserved for grant. Under the terms of the Director Plan, all options granted prior to October 1, 1996 became fully exercisable on such date as a result of approval by the Board of Directors of the proposed business combination involving the Company and FHC.

     On each of February 26, 1996 and May 21, 1996, options to purchase 5,000 shares at an exercise price of $34.25 per share and $28.875 per share, respectively, were granted to each of Drs. Austin and Kizer and to each of Messrs. Bouchard, Braden, Deukmejian, Farley, Greaves, Mancino, Montgomery and Murphy pursuant to the formula provisions of the Director Plan.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Set forth below is a tabulation indicating those persons or groups who are known to the Company to be beneficial owners of more than 5% of the outstanding shares of HSI Class A Common Stock as of March 24, 1997. The following information is based on reports on Schedules 13D or 13G filed with the Securities and Exchange Commission or other reliable information.

                                                                       Amount and Nature of
                                                                     Percentage of Beneficial    Percentage of
                          Name and Address of Beneficial Owner              Ownership(1)             Class
                          ------------------------------------              ------------             -----
                       Malik M. Hasan, M.D.
                       225 North Main Street
                       Pueblo, Colorado  81003                              5,014,6372              16.8%

                       FMR Corp.
                       82 Devonshire Street
                       Boston, Massachusetts 02109                          1,703,9003               5.9%

                       Sanford C. Bernstein & Co., Inc.
                       767 Fifth Avenue
                       New York, New York 10153                             2,664,9804               9.1%

                       Franklin Resources, Inc.
                       777 Mariners Island Blvd.
                       San Mateo, California 94403                          3,884,5005              13.3%



______________

1 The nature of beneficial ownership for shares shown in this column is sole voting and investment power unless otherwise indicated herein, subject to community property laws where applicable.

2 Includes 710,000 shares of Class A Common Stock with respect to which Dr. Hasan has the right to acquire beneficial ownership by virtue of outstanding vested options, 265 shares under the profit sharing plan component of the Company's 401(k) plan and an aggregate of 82,815 shares owned by Dr. Hasan's wife (982 shares) or held by the Hasan Family Foundation (a private charitable foundation of which Mrs. Hasan is the chairperson) (81,833 shares), as to which shares Dr. Hasan disclaims beneficial ownership. This number of shares does not include 138,036 shares held by three trusts, the beneficiaries of which are the three children of Dr. and Mrs. Hasan and the sole trustee of which is an unrelated third party.

3 FMR Corp. owns and controls Fidelity Management and Research Company, an investment company, which directly owns 1,394,900 shares of the Company's Class A Common Stock. FMR Corp. has sole power to dispose of all such shares. The sole power to vote or direct the voting of these 1,394,900 shares resides with the Board of Trustees of Fidelity Management and Research Company. This amount also includes 309,000 shares that are owned by Fidelity Management Trust Company, a subsidiary of FMR Corp.

4 Sanford C. Bernstein & Co., Inc. ("SBC") is a registered investment advisor/broker dealer. An aggregate of 2,664,980 of the Company's Class A Common Stock are held for the accounts of one or more discretionary clients of SBC. SBC has sole power to dispose of all such shares. SBC has sole voting authority with respect to 1,331,434 of such shares. In addition, one or more of SBC's clients have appointed an independent voting agent with instructions to vote an additional 381,875 of such shares in the same manner as SBC. SBC's clients have the right to receive dividends from and the proceeds of the sale of such shares.

5 Franklin Resources, Inc. ("FRI") is a parent holding company whose wholly-owned subsidiaries Franklin Mutual Advisers, Inc. ("FMAI") and Franklin Advisers, Inc. ("FAI") are investment advisors registered under the Investment Advisors Act of 1940. One or more of FMAI's advisory clients is the legal owner of an aggregate of 3,597,000 shares of the Company's Class A Common Stock and one or more of FAI's advisory clients is the legal owner of 287,000 shares of the Company's Class A Common Stock. Pursuant to investment advisory agreements with its respective advisory clients, each of FMAI and FAI has sole investment discretion and voting authority with respect to such shares. Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Stockholders") each own in excess of 10% of the outstanding common stock of FRI and are the principal shareholders of FRI. Each of the Principal Stockholders, therefore, may be deemed to have indirect beneficial ownership over such shares. Neither the Principal Stockholders, FRI, FMAI nor FAI has any interest in dividends or proceeds from the sale of such shares, owns any such shares for his or its own account, and disclaims beneficial ownership of all the shares owned by FMAI's and FAI's advisory clients. The address of each of the Principal Stockholders and FRI is as set forth in the table above. The address for FMAI is: 51 John F. Kennedy Parkway, Short Hills, NJ 94404.

         The foregoing information relates only to the ownership of the Company's Class A Common Stock. In addition, the Foundation holds 19,297,642 shares of the Company's Class B Common Stock, constituting all of the shares of that class and approximately 40% of the Company's aggregate equity. Under the Restated Certificate, the shares held of record by the Foundation are entitled to the same economic benefits as all shares of Class A Common Stock, but are non-voting in nature. Upon the sale or other transfer of any such shares by the Foundation to an unrelated third party, such shares are automatically converted on a one-to-one basis into fully voting shares of Class A Common Stock. Until 1998, transfer of such shares is subject to certain restrictions imposed by the DOC.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth the number of shares of Class A Common Stock beneficially owned by each of the current directors of the Company, by each Named Executive Officer and by all directors and executive officers as a group as of March 24, 1997, and the percentage that these shares bear to the total number of shares of Class A Common Stock outstanding as of such date:

 Name of Individual or Number                                              Amount of Shares     Percentage of
      of Persons in Group                                                Beneficially Owned(1)       Class
 -------------------------------                                         ---------------------       -----
 Malik M. Hasan, M.D.                                                            5,014,637 2        16.8%
 Dale T. Berkbigler, M.D.                                                          509,292 3         1.7%

 Lawrence E. Austin, M.D.                                                          420,115 4         1.4%

 J. Thomas Bouchard                                                                25,000  5          *
 Charles T. Braden                                                                 108,550 6          *

 George Deukmejian                                                                  26,399 7          *

 Name of Individual or Number                                              Amount of Shares     Percentage of
      of Persons in Group                                                Beneficially Owned(1)      Class
 -------------------------------                                         ---------------------      -----
 Thomas T. Farley                                                                   63,000 8          *
 Michael E. Gallagher                                                                12,6039          *

 Jay M. Gellert                                                                    100,00010          *

 Roger F. Greaves                                                                   38,94311          *
 Kenneth M. Kizer, M.D.                                                             15,50012          *

 Douglas M. Mancino                                                                 20,78113          *
 Robert L. Montgomery                                                               21,44614          *

 J. Kevin Murphy                                                                    35,50015          *

 James Wilk                                                                         53,37416          *
 Andrew Wang                                                                        25,15317          *

 Arthur Southam, M.D.                                                               65,30018          *
 All executive officers and directors
 as a group (21 persons)                                                         6,734,95419        22.0%

_________________

* The amount shown is less than 1% of the outstanding shares of each class.

1 The information contained in this table is based upon information furnished to the Company by the persons named above or obtained from records of the Company. The nature of beneficial ownership for shares shown in this column is sole voting and investment power unless otherwise indicated herein, subject to community property laws where applicable.

2 Includes 710,000 shares of Class A Common Stock with respect to which Dr. Hasan has the right to acquire beneficial ownership by virtue of outstanding vested options, 265 shares under the profit sharing plan component of the Company's 401(k) plan and an aggregate of 82,815 shares owned by Dr. Hasan's wife (982 shares) or held by the Hasan Family Foundation (a private charitable foundation of which Mrs. Hasan is the chairperson) (81,833 shares), as to which shares Dr. Hasan disclaims beneficial ownership. This number of shares does not include 138,036 shares held by three trusts, the beneficiaries of which are the three children of Dr. and Mrs. Hasan and the sole trustee of which is an unrelated third party.

3 Includes 132,000 shares with respect to which Dr. Berkbigler has the right to acquire beneficial ownership by virtue of outstanding vested options, 373,086 shares held by Berkbigler Family Partners, Ltd., of which Dr. Berkbigler is the general partner, and 172 shares held by Dr. Berkbigler under the profit sharing component of the Company's 401(k) Plan.

4 Includes 20,000 shares with respect to which Dr. Austin has the right to acquire beneficial ownership by virtue of outstanding vested options and 49,882 shares owned by Dr. Austin's wife, as to which shares Dr. Austin disclaims beneficial ownership.

5 Includes 25,000 shares with respect to which Mr. Bouchard has the right to acquire beneficial ownership by virtue of outstanding vested options.

6 Includes 17,781 shares with respect to which Mr. Braden has the right to acquire beneficial ownership by virtue of outstanding vested options.

7 Includes 25,699 shares with respect to which Mr. Deukmejian has the right to acquire beneficial ownership by virtue of outstanding vested options. Such amount also includes 700 shares held in the C. George Deukmejian Defined Benefit Pension Plan, of which Mr. Deukmejian is a trustee.

8 Includes 30,000 shares with respect to which Mr. Farley has the right to acquire beneficial ownership by virtue of outstanding vested options. Such amount also includes 10,000 shares held by the Farley Family Trust over which trust Mr. Farley has investment power. Mr. Farley disclaims beneficial ownership of the shares held by the Farley Family Trust.

9 Includes 8,603 shares with respect to which Mr. Gallagher has the right to acquire beneficial ownership by virtue of outstanding vested options. This amount does not include 50,000 SARs held by MR. Gallagher and described in Item 13 below.

10 Include 100,000 shares with respect to which Mr. Gellert has the right to acquire beneficial ownership by virtue of outstanding vested options.

11 Includes 10,000 shares with respect to which Mr. Greaves has the right to acquire beneficial ownership by virtue of outstanding vested options.

12 Excludes all of the 19,297,642 shares of Class B Common Stock held by the Foundation of which Dr. Kizer is a director. Dr. Kizer disclaims any beneficial interest in the Class B Common Stock. Includes 15,000 shares with respect to which Dr. Kizer has the right to acquire beneficial ownership by virtue of outstanding vested options.

13 Includes 2,700 shares held by the McDermott, Will & Emery Profit Sharing Trust, of which trust Mr. Mancino is a beneficiary, and 17,781 shares with respect to which Mr. Mancino has the right to acquire beneficial ownership by virtue of outstanding vested options.

14 Includes 20,000 shares with respect to which Mr. Montgomery has the right to acquire beneficial ownership by virtue of outstanding vested options.

15 Includes 30,000 shares with respect to which Mr. Murphy has the right to acquire beneficial ownership by virtue of outstanding vested options.

16 Includes 34,000 shares with respect to which Mr. Wilk has the right to acquire beneficial ownership by virtue of outstanding vested options and 254 shares held by Mr. Wilk under the profit sharing component of the Company's 401(k) plan.

17 Includes 24,000 shares with respect to which Mr. Wang has the right to acquire beneficial ownership by virtue of outstanding vested options and 254 shares held by Mr. Wang under the profit sharing component of the Company's 401(k) plan.

18 Includes 65,000 shares with respect to which Mr. Southam has the right to acquire beneficial ownership by virtue of outstanding vested options.

19 Includes an aggregate of 1,407,864 shares with respect to which all executive officers and directors as a group have the right to acquire beneficial ownership by virtue of outstanding vested options.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The following information relates to transactions by the Company with certain directors and executive officers of the Company.

        On April 14, 1995, the Company loaned Mr. Braden, a director of the Company, $1 million in consideration for a Secured Promissory Note in the principal amount of $1 million made by Mr. Braden in favor of the Company (the "Braden Note"). The principal of the Braden Note and accrued interest thereon were due on the earlier of (a) December 31, 1996 or (b) the date on which the Company repurchases shares of its Class A Common Stock of which Mr. Braden holds a beneficial interest pursuant to the terms of the Trust Agreement (as defined and described below) or otherwise and bear interest at a rate per annum, adjusted on the first day of each month, equal to the lesser of (i) the most favorable rate then available to the Company under the Company's revolving credit facility (or such other revolving credit facility as shall then be in effect) or (ii) the applicable Federal rate under Section 1274(d) of the Code, compounded semiannually, in effect on April 14, 1995. The Braden Note was secured by 188,000 shares of Class A Common Stock pursuant to a security and pledge agreement. On February 29, 1996, the Company repurchased 15,540 shares of Class A Common Stock from Mr. Braden for an aggregate purchase price of $490,240, $313,754 of which was used to pay-down outstanding interest and principal pursuant to the terms of such note. In addition, on May 15, 1996 in connection with the Offering, the Company repurchased 75,278 shares of Class A Common Stock from Mr. Braden for an aggregate purchase price of $2,175,594, $805,324 of which was used to pay down all remaining principal and interest on such note. As of such time the Braden Note was fully paid. See "Other Information--Public Offering."

        Mr. Braden is President of CBS Associates, Inc. The Company paid CBS Associates, Inc. approximately $242,000 in 1996 for certain warehouse, printing, purchasing and real estate services. Mr. Braden has also provided consulting services to a Company subsidiary. Such subsidiary paid Mr. Braden fees of $27,000 for such consulting services rendered in 1996.

        Gov. Deukmejian, a director of the Company, is a partner in the law firm of Sidley & Austin. The Company and certain of its subsidiaries paid Sidley & Austin approximately $733,000 in fees for legal services in 1996.

        Mr. Farley, a director of the Company, is a partner in the law firm of Petersen, Fonda, Farley, Mattoon, Crockenberg and Garcia, P.C. The Company and certain of its subsidiaries paid to Petersen, Fonda, Farley, Mattoon, Crockenberg and Garcia, P.C. approximately $13,000 in fees for legal services in 1996. In addition, Petersen, Fonda, Farley, Mattoon, Crockenberg and Garcia, P.C. was an employer group of a Company subsidiary in 1996 and continues to be such an employer group. Premiums paid by such firm to this Company subsidiary totaled approximately $27,000 in 1996.

        Mr. Gallagher, a director of the Company, is a general partner of Shamrock Investments. The Company paid Shamrock Investments approximately $900,000 in fees for financial advisory services in connection with potential business transactions in 1996. Mr. Gallagher served as Chairman, President and Chief Executive Officer of Health Net from May 1995 until May 1996, during which time the Company and Health Net had in place an arrangement with Shamrock Investments (a financial advisory firm of which Mr. Gallagher is a general partner) pursuant to which Mr. Gallagher was retained to serve in such capacity. Pursuant to such arrangement, during such service Mr. Gallagher and Shamrock Investments received a fee of approximately $67,390 per month. During such time, Mr. Gallagher was also eligible to participate in all insurance, pension and other fringe benefit plans and programs of the Company, and receives certain other perquisites.

        On May 21, 1995, the Company adopted the Health Systems International, Inc. 1995 Stock Appreciation Rights Plan and granted Mr. Gallagher a stock appreciation right (the "SAR") thereunder with respect to 50,000 shares of Class A Common Stock. The SAR entitles Mr. Gallagher to receive, upon exercise thereof, an amount in cash equal to (i) the excess of (A) the fair market value of one share of Class A Common Stock over (B) $26.75 (the "Base Price," which is equal to the fair market value of Class A Common Stock on May 21, 1995), multiplied by (ii) the number of shares with respect to which the SAR is being exercised. The term of the SAR will expire on May 21, 2000. The SAR became fully exercisable on December 27, 1995. The number and class of shares to which the SAR relates and the Base Price are each subject to adjustment in the event of any change in the capital stock of the Company.

        Prior to his employment by the Company, Mr. Gellert directed Shattuck Hammond's strategic advisory engagements in the area of integrated delivery systems development, managed care network formation and physician group practice integration. The Company paid financial advisory and consulting fees to Shattuck Hammond in 1996 in connection with certain of its acquisitions and proposed transactions.

        In connection with Mr. Greaves's resignation as Co-Chairman of the Board of Directors, Co-President and Co-Chief Executive Officer of the Company on March 31, 1995, in settlement of any benefits to which Mr. Greaves would otherwise have been entitled under his employment agreement dated August 28, 1993 with the Company (the "Greaves Employment Agreement"), Mr. Greaves and the Company entered into a Confidential Settlement Agreement and General Release dated as of March 31, 1995 (the "Greaves Settlement Agreement"). Concurrently with the execution of the Greaves Settlement Agreement, the Company and Mr. Greaves entered into a Consulting Agreement (the "Greaves Consulting Agreement").

        Pursuant to the Greaves Settlement Agreement, Mr. Greaves received the following benefits: (a) a lump sum payment of $2,517,299, which represents the present value of Mr. Greaves' Base Salary (as defined in the Greaves Employment Agreement) payable to Mr. Greaves during the 36-month period commencing on March 31, 1995 at the rate of Base Salary in effect immediately prior to March 31, 1995, as adjusted to give effect to the minimum 7% annual increase set forth in the Greaves Employment Agreement; (b) the right to require the Company to repurchase within 30 days of March 31, 1995 up to 50% of the shares of Class A Common Stock held by Mr. Greaves as of March 31, 1995, which repurchase was completed on April 11, 1995, (i) at a price per share equal to the average closing prices of Class A Common Stock on the NYSE for each trading day during the month of March 1995 (which was approximately $29.36 per share) and (ii) subject to transaction costs, payable to the Company, equal to 2 1/2% of the aggregate repurchase price as so determined; (c) all stock options granted to Mr. Greaves under the Company's stock option plans became immediately vested and exercisable in full, and remained exercisable until March 31, 1996; (d) a lump sum payment in the amount of $125,000, representing the prorated portion of the estimated bonus Mr. Greaves would have earned during 1995 under the Company's Performance-Based Annual Bonus Plan; (e) a lump sum payment equal to Mr. Greaves' aggregate accrued benefits under certain of the Company's retirement benefit plans and programs; (f) free lifetime medical benefits for Mr. Greaves and his spouse at the level provided from time to time for the Company's senior executives; and (g) certain other benefits.

        Mr. Greaves and the Company agreed in the Greaves Settlement Agreement to a mutual general release of each other and their respective affiliates, representatives, successors and assigns from any and all claims, charges, complaints, liens, demands, causes of action, obligations, damages and liabilities, known or unknown, that either had, now has, or may thereafter claim to have against the released parties arising out of or relating in any way to Mr. Greaves' relationship with the Company as an employee, and the termination of such employment, or to any other matter, event or cause arising on or before March 31, 1995.

        Pursuant to the Greaves Consulting Agreement, Mr. Greaves will serve the Company as an independent consultant for the three- year period commencing March 31, 1995 (the "Greaves Consulting Period"). Pursuant to the Greaves Consulting Agreement, Mr. Greaves will perform such services on a limited-time basis, and will not be required to devote more than (a) 50% of his time to the performance of such services during the first 12 months of the Greaves Consulting Period, (b) 25% of his time to the performance of such services during the second 12 months of the Greaves Consulting Period and (c) such time as may be reasonably necessary during the last 12 months of the Greaves Consulting Period.

        The Greaves Consulting Agreement provides that the Company will pay Mr. Greaves a consulting fee (i) during the first 12 months of the Greaves Consulting Period, at the rate of $800,000 per year, (ii) during the second 12 months of the Greaves Consulting Period, at the rate of $700,000 per year and
(iii) during the third 12 months of the Greaves Consulting Period, at the rate of $500,000 per year. Mr. Greaves will also accrue certain retirement and fringe benefits, as specified in the Greaves Consulting Agreement, and the Company will transfer ownership or otherwise assign to Mr. Greaves the split-dollar life insurance policy maintained by the Company on Mr. Greaves' life. In addition, in the event that any payment received by Mr. Greaves pursuant to the Greaves Settlement Agreement and the Greaves Consulting Agreement will be subject to the "golden parachute" excise tax imposed under section 4999 of the Code, the Company will pay to Mr. Greaves an additional amount to offset the effects of such excise tax. The Company believes, however, that none of such payments will be subject to the excise tax under section 4999 of the Code.

        Pursuant to the Greaves Consulting Agreement, Mr. Greaves has agreed to keep confidential certain nonpublic information regarding the Company. Mr. Greaves has also agreed to certain provisions that do not allow him to compete with the Company during the Greaves Consulting Period. The Company and Mr. Greaves are currently negotiating a final settlement and termination of the Greaves Consulting Agreement in connection with the FHC Merger in order for Mr. Greaves to qualify as an independent director under the terms of the documents evidencing the FHC Merger.

        Dr. Kizer, a director of the Company, served as a director of the Foundation since 1992 and, since December 1993, Dr. Kizer has been Chairman of the Board of the Foundation. Under the relevant provisions of California law, when a corporation converts from nonprofit to for-profit corporate status, the equivalent of the fair market value of the nonprofit corporation must be contributed to a successor charity that has a charitable purpose consistent with the purposes of the nonprofit entity. The Foundation was formed to be the charitable recipient of the conversion settlement when Health Net effected a conversion from nonprofit to for- profit status, which occurred in February 1992 (the "Conversion"). In connection with the Conversion, Health Net issued to the Foundation promissory notes in the original principal amount of $225 million and shares of Class B Common Stock, which immediately prior to the HSI Combination were split to become the 25,684,152 shares of Class B Common Stock then held by the Foundation. While such shares are held by the Foundation, they are entitled to the same economic benefit of Class A Common Stock, but are non-voting in nature. If the Foundation sells or transfers such shares to an unrelated third party, they automatically convert to Class A Common Stock. In connection with the Offering in May 1996, the Foundation sold 6,386,510 shares of Class B Common Stock which were automatically converted to Class A Common Stock. The Foundation now holds 19,297,642 shares of Class B common Stock and as of December 31, 1996, approximately $19.4 million in principal of such notes remained outstanding.

        Pursuant to the Amended Foundation Shareholder Agreement, dated as of January 28, 1992 (the "Foundation Shareholder Agreement") by and among the Company, the Foundation and certain stockholders of HN Management Holdings, Inc. named therein, the Foundation is subject to various volume and manner of sale restrictions specified in the Foundation Shareholder Agreement which limit the number of shares that the Foundation may dispose of prior to December 31, 1998. In addition, the Foundation Shareholder Agreement, in conjunction with the Letter Agreement executed by the Company and the Trustees of the Trust (each as defined below) on March 9, 1995 and ratified by the Company's Board of Directors on March 16, 1995 (the "Letter Agreement") requires the Foundation to offer its shares of Class B Common Stock to the Company prior to selling such shares to any other person. In this respect, the Foundation Shareholder Agreement permits the Foundation to offer and sell up to 80% of the Foundation's interest in the Class B Common Stock (or all but 5,136,830 of such shares) to the Company prior to December 31, 1998 (including up to 3,852,623 shares in 1997 and up to the balance of the 80% not previously sold in 1998). The Foundation Shareholder Agreement, in conjunction with the Letter Agreement, requires the

Foundation to provide the Company with notice on or before January 31 of each year setting forth the number of shares, if any, being offered to the Company. The Company then has 45 days following receipt of such notice to notify the Foundation of its intention to purchase such number of shares. On January 27, 1997, the Foundation provided the Company with notice of its offer to sell 3,852,653 shares of Class B Common Stock, provided that at the Company's option the number of shares may be increased to not more than 5,000,000 shares. Pursuant to such offer to sell, the Foundation agreed to extend until May 31, 1997 the time in which the Company must notify the Foundation of its intention to purchase or redeem such number of shares of Class B Common Stock. The Company has no current intention to purchase or redeem such shares consistent with the pooling of interest accounting rules and any such decision to purchase or redeem such shares will be made by the full Board of Directors of the Company.

        Mr. Mancino, a director of the Company, is a partner in the law firm of McDermott, Will & Emery. The Company paid McDermott, Will & Emery approximately $302,000 for legal services rendered to the Company and certain of its subsidiaries in 1996.

        Mr. Montgomery, a director of the Company, is the President and Chief Executive Officer of Alta Bates Health System, a health system holding company. Subsidiaries of Alta Bates Health System have provided hospital and other services to a Company subsidiary since December 1990. Payments by such subsidiary for such services totaled approximately $58.7 million in 1996. In addition, Alta Bates Health System was an employer group of a Company subsidiary in 1996 and continues to be such an employer group. Premiums paid by Alta Bates Health System to such subsidiary totaled approximately $3.4 million in 1996.

        On March 9, 1995, the Company and Roger F. Greaves, Stephen D. Vogt and Gerald M. Cooper (in their capacities as such, the "Trustees") as Trustees of the trust (the "Trust") created pursuant to an Amended and Restated Trust Agreement dated as of May 1, 1994 (the "Trust Agreement"), on behalf of the founding stockholders of HNMH who were stockholders as of the Conversion (the "Original Stockholders"), executed a Letter Agreement (the "Letter Agreement"), which agreement was ratified by the Board of Directors of the Company on March 16, 1995. The following persons are directors or Executive Officers of the Company and are among the Original Stockholders: Roger F. Greaves, Charles T. Braden and James Wilk. Pursuant to the Letter Agreement, the Original Stockholders agreed to waive their right to purchase shares of Class B Common Stock from the Foundation pursuant to the Amended Foundation Shareholder Agreement dated as of January 28, 1992 (the "Foundation Shareholder Agreement") among the Company, the Foundation and the Original Stockholders through the term of the Foundation Shareholder Agreement. The Letter Agreement provides that, during the 10-day period commencing immediately after the 120-day period following Board approval of the Letter Agreement, the Original Stockholders could have elected to sell to the Company a number of shares of Class A Common Stock up to the entire number of shares of Class A Common Stock owned by such stockholder under the Trust at a purchase price equal to the average closing price of Class A Common Stock on the NYSE over the last 20 trading days occurring in the 120-day period. However, the Company currently has no such obligation to repurchase shares from the Original Stockholders pursuant to the terms of the Letter Agreement because, prior to the end of the 120-day period, the Board of Directors of the Company approved a proposed business combination (the "HSI/WellPoint Transaction") with WellPoint Health Networks Inc. ("WellPoint") and certain commercial operations of Blue Cross of California ("BCC"). Nevertheless, the Letter Agreement also provided that, because the proposed HSI/WellPoint Transaction was not ultimately consummated, the Company and the Original Stockholders were to commence good faith discussions to determine a procedure, consistent with the terms and conditions of the Letter Agreement, whereby each such Original Stockholder may elect to sell to the Company a number of shares of Class A Common Stock up to the entire number of such shares beneficially owned by such Original Stockholder under the Trust.
In accordance with such good faith discussions, in February 1996 the Company repurchased an aggregate of 303,879 shares of Class A Common Stock from the Original Stockholders. Pursuant to the terms of the Trust Agreement the Trust was terminated effective February 7, 1997.

        On September 30, 1996 the Board of Directors terminated all of the Company's stock repurchase programs in connection with the FHC Merger. Prior to such termination, in February of 1996 the Company repurchased an aggregate of 303,879 shares at a price of $31.547 per share (or $9,586,470 in the aggregate) pursuant to the Letter Agreement. In this transaction the Company repurchased 15,540 shares from Mr. Braden for an aggregate purchase price of $490,240, and 3,108 shares from Mr. Wilk for an aggregate purchase price of 98,048. In addition, in connection with the Offering in May 1996, the Company repurchased an aggregate of 3,194,374 shares of the Company's Class A Common Stock at a price of $28.92, including 425,000 shares from Mr. Greaves, 75,228 shares from Mr. Braden and 15,000 shares from Mr. Wilk.

        In August 1995, the Company loaned to Philip Katz, Ph.D., a Vice President and the Chief Information Officer of the Company, an amount of $125,000 to facilitate the relocation of Dr. Katz from the Philadelphia, Pennsylvania area to the Company's Woodland Hills, California office. The loan did not bear interest and was due upon the sale of Dr. Katz's home in Philadelphia. Accordingly, such loan was paid off in full in March 1996.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM
8-K

(a)      Financial Statements, Schedules and Exhibits

  1.     Financial Statements

         The following consolidated financial statements are included in this Annual Report on Form 10-K:

                 Report of Deloitte & Touche LLP

                 Consolidated balance sheets at December 31, 1996 and 1995

                 Consolidated statements of income for each of the three years in the period ended December 31, 1996

                 Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 1996

                 Consolidated statements of cash flows for each of the three years in the period ended December 31, 1996.

                 Notes to consolidated financial statements

   2.    Financial Statement Schedules

         The following financial statement schedules are filed as a part of this Annual Report on Form 10-K:

                 Schedule I-Condensed Financial Information of the Company

                 Schedule II-Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

   3.    Exhibits

         The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

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

         2.2.1   Amendment No. 1 to the Agreement and Plan of Merger, dated November 14, 1994, by and among Health Systems
                 International, Inc., M.D. Enterprises of Connecticut, Inc., M.D. Health Plan, Inc. and MDE Merger Sub, Inc.
                 (included in Annex A to the Proxy Statement/Prospectus with HSI's Registration Statement on Form S-4 (File No. 33-
                 86524) which is incorporated by reference herein).

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

         2.4     Purchase Agreement, dated as of June 13, 1995, between Health Systems International, Inc. and G.H. Holding
                 Corporation (including the Addendum thereto dated as of July 10, 1995) (filed as Exhibit 2.1 to HSI's Current
                 Report on Form 8-K dated July 10, 1995, which is incorporated by reference herein).

         2.5     Agreement and Plan of Merger, dated October 1, 1996, by and among Health Systems International, Inc., FH
                 Acquisition Corp. and Foundation Health Corporation (included in Appendix I to the Joint Proxy Statement/Prospectus
                 filed with HSI's Registration Statement on Form S-4 (File No. 333-19273) which is incorporated by referenced herein).

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

         3.2.1   Amendment to Third Amended and Restated Bylaws of HSI (included as Exhibit 3.2.1 to HSI's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 1996, which is incorporated by reference herein).

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

         4.3.6   Sinking Fund Agreement, dated as of January 28, 1992, by and between Health Net and The California Wellness
                 Foundation (filed as Exhibit 4.13 to HSI's Registration Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-
                 72892-01, respectively) which is incorporated by reference herein).

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

         9.2     Voting Agreement, dated October 1, 1996 between Malik M. Hasan, M.D. and Foundation Health Corporation (filed as
                 Exhibit 9.1 to HSI's Registration Statement on Form S-4 (File No. 333-19273) which is incorporated by reference herein).

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

    * +  10.3    Amended and Restated Employment Agreement, dated March 10, 1997, by and between HSI and Malik M. Hasan, M.D, a copy of which is filed herewith.

    *    10.4    Employment Agreement, dated August 28, 1993, by and among QualMed, Inc., HN Management Holdings, Inc. and  Dale T.
                 Berkbigler, M.D. (filed as Exhibit 10.20 to HSI's Registration

                 Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    *    10.5    Severance Payment Agreement, dated as of April 25, 1994, among HSI, Health Net and James J. Wilk (filed as Exhibit
                 10.9 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    *    10.6    Severance Payment Agreement, dated as of April 25, 1994, among HSI, QualMed, Inc. and B. Curtis Westen  (filed as
                 Exhibit 10.10 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    *    10.7    Severance Payment Agreement, dated as of April 25, 1994, among HSI, QualMed, Inc. and Terry Fouts, M.D. (filed as
                 Exhibit 10.11 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    *    10.8    Amendment No. 1 to Employment Agreement dated as of April 27, 1994, by and among HSI, QualMed, Inc. and Dale T.
                 Berkbigler, M.D. (filed as Exhibit 10.17 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    *    10.9    The Health Net Supplemental Executive Retirement Program, which includes The Health Net Executive Deferred Plan,
                 The Health Net Supplemental Credit Plan and The Health Net Frozen Accrued Benefit Plan (filed as Exhibit 10.24 to
                 HSI's Registration Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

         10.10   Office Lease, dated as of January 1, 1992, by and between Warner Properties III and Health Net (filed as Exhibit
                 10.23 to HSI's Registration Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively)
                 which is incorporated by reference herein).

    *    10.11   The Health Net Supplemental Executive Retirement Program (filed as Exhibit 10.24 to HSI's Registration Statements on Form S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    *    10.12   Health Net Annual Management Incentive Compensation Plan (filed as Exhibit 10.25 to HSI's Registration Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    *    10.13   Health Net Long-Term Executive Incentive Compensation Plan (filed as Exhibit 10.26 to HSI's Registration Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    *    10.14   HN Management Holdings, Inc. Restricted Stock Plan (filed as Exhibit 10.27 to HSI's Registration Statements on
                 Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    *    10.15   Health Systems International, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.30 to
                 Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

    *    10.16   Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as
                 Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

    *    10.17   Health Systems International, Inc. Second Amended and Restated 1989 Stock Option Plan (filed as Exhibit 10.32 to
                 Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

    *    10.18   Health Systems International, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.33 to HSI's Registration
                 Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01 respectively) which is incorporated by reference herein).

    *    10.19   Health Systems International, Inc. 1994 Optional Stock Repurchase Program (filed as Exhibit 10.1 to HSI's Quarterly
                 Report on Form 10-Q for the quarter ended March 31, 1994, filed May 13, 1994, which is incorporated by reference herein).

    *    10.20   Health Systems International, Inc. Performance-Based Annual Bonus Plan (filed as Exhibit 10.35 to Registration
                 Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

    *    10.21   Deferred Compensation Agreement dated as of March 3, 1995, by and among Malik M. Hasan, M.D., HSI and the
                 Compensation and Stock Option Committee of the Board of Directors of HSI (filed as Exhibit 10.31 to HSI's Annual
                 Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    *    10.22   Trust Agreement for Deferred Compensation Arrangement for Malik M. Hasan, M.D., dated as of March 3, 1995, by and between HSI and Norwest Bank Colorado N.A. (filed as Exhibit 10.32 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    *    10.23   Registration Rights Agreement dated as of March 2, 1995 between HSI and the Foundation (filed as Exhibit No. 28.2 to HSI's Current Report on Form 8-K dated March 2, 1995, which is incorporated by reference herein).

    *    10.24   Description of Retention Payment Arrangement between Health Systems International, Inc. and Andrew Wang (filed as
                 Exhibit 10.10 to HSI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

    *    10.25   Health Systems International, Inc. 1995 Stock Appreciation Right Plan (filed as Exhibit 10.12 to HSI's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1995, which is incorporated by reference herein).

         10.26   Letter Agreement Re: Temporary Warehouse/Mail Center Operations Support, dated October 16, 1995, between Health Net and CBS Associates, Inc. (an affiliate of Charles Braden, a director of HSI) (filed as Exhibit 10.15 to HSI's
                 Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, which is incorporated by reference herein).

    *    10.27   Employment Letter, dated June 9, 1995, between Philip Katz, Ph.D. and Health Net (filed as Exhibit 10.38 to HSI's
                 Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated by reference herein).

    *    10.28   Agreement and accompanying Promissory Note, each dated August 17, 1995, between Philip Katz, Ph.D. and Health Net
                 (filed as Exhibit 10.39 to HSI's Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated by reference herein)

         10.29   Credit Agreement dated as of April 12, 1995 among Health Systems International, Inc., Bank of America National
                 Trust and Savings Association, as Agent, and financial institutions party thereto (filed as Exhibit 10.17 to HSI's
                 Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, which is incorporated by reference herein).

         10.30   Amended and Restated Credit Agreement dated as of April 26, 1996 among Health Systems International, Inc., Bank of
                 America National Trust and Savings Association, as Agent, and financial institutions party thereto (filed as
                 Exhibit 10.1 to HSI's Current Report on Form 10-K dated May 3, 1996, which is incorporated by reference herein).

         10.31   Amendment No. 1 to Credit Agreement dated as of May 10, 1996 among Health Systems International, Inc., Bank of
                 America National Trust and Savings Association, as Agent, and financial institutions party thereto (filed as
                 Exhibit 10.32 to HSI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which is incorporated by reference herein).

         10.32   Amendment No. 2 to Credit Agreement dated as of May 28, 1996 among Health Systems International, Inc., Bank of
                 America National Trust and Savings Association, as Agent, and financial institutions party thereto (filed as
                 Exhibit 10.33 to HSI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated by reference herein).

    +    10.33   Amendment No. 3 to Credit Agreement dated as of January 31, 1997 among Health Systems International, Inc., Bank of
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

    *    10.35   Employment Letter Agreement dated May 28, 1996 between Michael D. Pugh and QualMed, Inc. (filed as Exhibit 10.35 to
                 HSI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated by reference herein).

    *    10.36   Employment Letter Agreement dated June 4, 1996 between Arthur M. Southam and HSI and Health Net (filed as Exhibit
                 10.36 to HSI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated by reference herein).

    *    10.37   Employment Letter Agreement dated July 3, 1996 between Jay M. Gellert and HSI (filed as Exhibit 10.37 to HSI's
                 Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated by reference herein).

    *    10.38   Employment Letter Agreement dated September 30, 1996 between Douglas C. Werner and HSI (filed as Exhibit 10.38 to
                 HSI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated by reference herein).

         10.39   Rights Agreement dated as of June 1, 1996 by and between the Company and Harris Trust and Savings Bank, as Rights
                 Agent (filed as Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File No. 001-12718) which is incorporated by reference herein).

         10.40   First Amendment to the Rights Agreement dated as of October 1, 1996, by and between the Company and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October
                 9, 1996, which is incorporated by reference herein).

    +    11.1    Statement relative to computation of per share earnings of the Company, a copy of which is filed herewith.

    +    21.1    Subsidiaries of HSI, a copy which is filed herewith.

    +    23.1    Consent of Deloitte & Touche LLP, a copy of which is filed herewith.

    +    27      Financial Data Schedule, a copy of which has been filed with the EDGAR version of this filing.

_______________________

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to
         Item 14(c) of Form 10-K.

+        A copy of the Exhibit is filed herewith.

(b)      Reports on Form 8-K

         A Current Report on Form 8-K dated October 1, 1996 was filed by the Company announcing that:

                 (a) On October 1, 1996 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Foundation Health Corporation ("FHC") and FH Acquisition Corp., a wholly-owned subsidiary of the Company ("Merger Sub"), pursuant to which Merger Sub will be merged with and into FHC, subject to regulatory and stockholder approvals.

                 (b) On October 1, 1996 the Company entered into and Amendment to its Rights Agreement with Harris Trust and Savings Bank to exempt the Merger Agreement with FHC from the Rights Agreement and modify the circumstances under which the Company's Board of Directors can terminate the Rights Agreement.

         No other Current Reports on Form 8-K were filed by the Company during the quarterly period ended December 31, 1996.

    Supplemental Schedule I - Condensed Financial Information of Registrant

                       Health Systems International, Inc.

                            Condensed Balance Sheets

                                 (In Thousands)


                                                                                    December 31          December 31
                                                                                        1996                1995
                                                                                -------------------   -----------------
       Assets:
          Current assets:
              Cash and equivalents                                              $          9,460      $       12,661
               Marketable securities held for sale                                        24,130              15,866
              Other current assets                                                        23,197               2,428
                                                                                -------------------   -----------------
          Total current assets                                                            56,787              30,955
          Property and equipment, net                                                      3,515                 720
          Intangibles, net                                                               203,309             185,771
          Investment in subsidiaries                                                     561,450             496,556
          Other assets                                                                   (1,179)              (3,104)
                                                                                ----------------      ---------------
          Total assets                                                          $        823,882      $      710,898
                                                                                ===================   =================

          Liabilities and stockholders' equity
          Current liabilities:
              Due to subsidiaries                                                        106,907               78,302
              Other current liabilities                                                    9,984               13,952
                                                                                -------------------   -----------------
          Total current liabilities                                                      116,891               92,254
          Notes payable                                                                  342,373              333,373
          Other liabilities                                                                 (358)                (256)
          Stockholders' equity:
             Common stock                                                                187,137                66,196
             Retained earnings                                                           282,091               233,711
             Interest in unrealized (loss) gain on marketable securities held
                for sale by subsidiaries, net                                             (8,421)                1,950
             Treasury stock                                                              (95,831)                   -
             Advance to repurchase Class A common stock                                        -               (16,330)
                                                                                -------------------   -----------------
          Total stockholders' equity                                                     364,976               285,527
                                                                                -------------------   -----------------
          Total liabilities and stockholders' equity                            $        823,882      $        710,898
                                                                                ===================   =================


See accompanying notes

         Supplemental Schedule I - Condensed Financial Information of Registrant
                                                                     (continued)

                       Health Systems International, Inc.

                         Condensed Statements of Income
                                 (In Thousands)

                                                                                           Year Ended December 31
                                                                            1996                 1995               1994
                                                                   ------------------   ------------------   ------------------
                  Investment income                                $          1,571     $          2,966     $             598

                  Miscellaneous income                                        3,600
                                                                   ------------------   ------------------   ------------------

                                                                              5,171                2,966                   598
                  Expenses:
                      Interest                                               22,063               13,234                 1,470
                      Depreciation and amortization                           7,217                1,899                   -
                      Restructuring/Merger-related costs                      2,500               20,164                   672
                      Other                                                  11,879                4,811                   153
                                                                   ------------------  -------------------   ------------------

                      Loss before income taxes and equity in
                        net income of subsidiaries                          (38,488)             (37,142)               (1,697)
                  Income tax benefit                                         11,861               14,596                   652
                  Equity in net income of subsidiaries                      100,219              112,138                89,120
                                                                     ----------------    -----------------     ----------------
                  Net income                                        $        73,592      $        89,592       $        88,075
                                                                    =================    =================     ================

See accompanying notes

                       Condensed Statements of Cash Flows
                                 (In Thousands)

                                                                                                Year Ended December 31
                                                                                     1996               1995               1994
                                                                                 -------------    ----------------   ---------------
                  Operating activities
                  --------------------
                  Net income                                                    $        73,592   $       89,592    $       88,075

                  Equity in net income of subsidiaries                                 (100,219)        (112,138)          (89,120)
                  Changes in operating assets and liabilities                            37,018          (90,808)           (4,923)
                                                                                   -------------   ---------------    --------------
                  Net cash provided (used) by operating activities
                                                                                         10,391         (113,354)           (5,968)

                  Investing activities
                  --------------------
                  Sales or redemption of marketable securities held for sale                -                 -              8,146
                  Purchases of marketable securities held for sale                      (20,160)         (15,574)              -
                  Purchases of property and equipment, net                               (3,273)            (743)
                  Investment in other companies                                          (4,146)
                  Acquisition of companies                                               (4,113)
                                                                                                        (139,462)              -
                  Other                                                                   1,205
                                                                                  --------------    --------------      ------------
                  Net cash (used) provided by investing activities
                                                                                        (30,487)        (155,779)           8,146

                  Financing activities
                  --------------------
                  Purchase of treasury stock                                           (105,419)         (24,418)         (18,940)
                  Proceeds from sale of stock                                            95,831
                  Advances to repurchase shares of Class A common stock                     -            (16,330)
                  Proceeds from exercise of stock options and employee stock
                    plan purchases                                                       17,483            4,524            4,686
                  Net subsidiary activity                                                   -                 -                -
                  Borrowings                                                              9,000          310,000               -
                                                                                  --------------  ----------------   ---------------

                  Net cash (used) provided by financing activities                      16,895           273,776          (14,254)
                                                                                 ---------------  ----------------  ----------------


                  Increase (decrease) in cash and equivalents                           (3,201)            4,643          (12,076)
                  Cash and equivalents, beginning of period                             12,661             8,018           20,094
                                                                                 ---------------    --------------  ----------------

                  Cash and equivalents, end of period                           $        9,460    $       12,661     $      8,018
                                                                                ================  ================   ===============


See accompanying notes

    Supplemental Schedule I - Condensed Financial Information of Registrant
                                  (continued)

                      Health Systems International, Inc.,

       Notes to Supplemental Schedule I - Condensed Financial Statements


1.  BASIS OF PRESENTATION

HSI's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries. HSI's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method.
Parent company only financial statements should be read in conjunction with HSI's consolidated financial statements.

2.  GUARANTEES

Health Net, the principal subsidiary of HSI, has $19.3 million of long-term debt outstanding as of December 31, 1996 due to The California Wellness Foundation. Such debt was incurred in connection with the conversion of Health Net to a for-profit enterprise. In connection with the issuance of the original debt totaling $225 million, HSI has guaranteed the performance of Health Net under the debt agreements, including payment of all principal and interest.

          Supplemental Schedule II - Valuation and Qualifying Accounts

                       Health Systems International, Inc.

                                 (In Thousands)

           COL. A                     COL. B                         COL. C                        COL. D              COL. E
Description                         Balance at                     ADDITIONS                  Deductions-          Balance at End
                                   Beginning of                                               Describe                of Period
                                      Period
                                                     Charged to Costs     Charged to Other
                                                       and Expenses      Accounts-Describe
ALLOWANCE FOR RETROACTIVITY

Year ended December 31, 1996         $ 13,408            $ 12,894          $      -              $ (14,932)           $ 11,370

Year ended December 31, 1995         $ 11,235            $ 14,575           $ 2,168 (1)          $ (14,570)           $ 13,408

Year ended December 31, 1994         $ 13,367            $  6,432          $       -             $   (8,564)          $ 11,235

(1) Additional balance due to acquisitions of MDEC and Greater Atlantic

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 1997.

                                  HEALTH SYSTEMS INTERNATIONAL, INC.


                                  By:  /s/ Malik M. Hasan, M.D.
                                       ----------------------------------
                                       Malik M. Hasan, M.D.
                                       Chairman of the Board of Directors,
                                       Treasurer (Principal Accounting and
                                       Financial Officer) and Chief Executive
                                       Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 1997.

Signature                         Title
---------                         -----
/s/ Lawrence E. Austin, M.D.      Director
----------------------------
Lawrence E. Austin, M.D.


/s/ Dale T. Berkbigler, M.D.      Director, Vice Chairman of the Board, Executive
----------------------------
Dale T. Berkbigler, M.D.          Vice President and Chief Medical Officer


/s/ Charles T. Braden             Director
---------------------
Charles T. Braden


/s/ J. Thomas Bouchard            Director
----------------------
J. Thomas Bouchard


/s/ George Deukmejian             Director
---------------------
George Deukmejian


/s/ Thomas T. Farley              Director
--------------------
Thomas T. Farley


/s/ Michael E. Gallagher          Director
------------------------
Michael E. Gallagher

/s/ Jay M. Gellert                Director, President and Chief Operating Officer
------------------
Jay M. Gellert


/s/ Roger F. Greaves              Director
--------------------
Roger F. Greaves


/s/ Malik M. Hasan, M.D.          Director, Chairman of the Board of Directors, Treasurer
------------------------
Malik M. Hasan, M.D.              (Principal Financial and Accounting Officer) and Chief
                                  Executive Officer (Principal Executive Officer)


/s/ Kenneth W. Kizer, M.D.        Director
--------------------------
Kenneth W. Kizer, M.D.


/s/ Douglas Mancino               Director
-------------------
Douglas Mancino


/s/ Robert L. Montgomery          Director
------------------------
Robert L. Montgomery


/s/ Kevin Murphy                  Director
--------------------------
J. Kevin Murphy

                                 EXHIBIT INDEX

    Exhibit No.                              Description
    -----------                              -----------
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

        2.2.1    Amendment No. 1 to the Agreement and Plan of Merger, dated November 14, 1994, by and among Health Systems
                 International, Inc., M.D. Enterprises of Connecticut, Inc., M.D. Health Plan, Inc. and MDE Merger Sub, Inc.
                 (included in Annex A to the Proxy Statement/Prospectus with HSI's Registration Statement on Form S-4 (File No. 33-
                 86524) which is incorporated by reference herein).

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

        2.4      Purchase Agreement, dated as of June 13, 1995, between Health Systems International, Inc. and G.H. Holding
                 Corporation (including the Addendum thereto dated as of July 10, 1995) (filed as Exhibit 2.1 to HSI's Current
                 Report on Form 8-K dated July 10, 1995, which is incorporated by reference herein).

        2.5      Agreement and Plan of Merger, dated October 1, 1996, by and among Health Systems International, Inc., FH
                 Acquisition Corp. and Foundation Health Corporation (included in Appendix I to the Joint Proxy Statement/Prospectus
                 filed with HSI's Registration Statement on Form S-4 (File No. 333-19273) which is incorporated by referenced herein).

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

        3.2.1    Amendment to Third Amended and Restated Bylaws of HSI (included as Exhibit 3.2.1 to HSI's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 1996, which is incorporated by reference herein).

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

        4.3.6    Sinking Fund Agreement, dated as of January 28, 1992, by and between Health Net and The California Wellness
                 Foundation (filed as Exhibit 4.13 to HSI's Registration Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-
                 72892-01, respectively) which is incorporated by reference herein).

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

        9.2      Voting Agreement, dated October 1, 1996 between Malik M. Hasan, M.D. and Foundation Health Corporation (filed as
                 Exhibit 9.1 to HSI's Registration Statement on Form S-4 (File No. 333-19273) which is incorporated by reference herein).

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

    * + 10.3     Amended and Restated Employment Agreement, dated March 10, 1997, by and between HSI and Malik M. Hasan, M.D, a copy of which is filed herewith.

    *   10.4     Employment Agreement, dated August 28, 1993, by and among QualMed, Inc., HN Management Holdings, Inc. and  Dale T.
                 Berkbigler, M.D. (filed as Exhibit 10.20 to HSI's Registration

                 Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively) which is incorporated by refer-
                 ence herein).

    *   10.5     Severance Payment Agreement, dated as of April 25, 1994, among HSI, Health Net and James J. Wilk (filed as Exhibit
                 10.9 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    *   10.6     Severance Payment Agreement, dated as of April 25, 1994, among HSI, QualMed, Inc. and B. Curtis Westen  (filed as
                 Exhibit 10.10 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    *   10.7     Severance Payment Agreement, dated as of April 25, 1994, among HSI, QualMed, Inc. and Terry Fouts, M.D. (filed as
                 Exhibit 10.11 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    *   10.8     Amendment No. 1 to Employment Agreement dated as of April 27, 1994, by and among HSI, QualMed, Inc. and Dale T.
                 Berkbigler, M.D. (filed as Exhibit 10.17 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    *   10.9     The Health Net Supplemental Executive Retirement Program, which includes The Health Net Executive Deferred Plan,
                 The Health Net Supplemental Credit Plan and The Health Net Frozen Accrued Benefit Plan (filed as Exhibit 10.24 to
                 HSI's Registration Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

        10.10    Office Lease, dated as of January 1, 1992, by and between Warner Properties III and Health Net (filed as Exhibit
                 10.23 to HSI's Registration Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively)
                 which is incorporated by reference herein).

    *   10.11    The Health Net Supplemental Executive Retirement Program (filed as Exhibit 10.24 to HSI's Registration Statements on Form S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    *   10.12    Health Net Annual Management Incentive Compensation Plan (filed as Exhibit 10.25 to HSI's Registration Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    *   10.13    Health Net Long-Term Executive Incentive Compensation Plan (filed as Exhibit 10.26 to HSI's Registration Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    *   10.14    HN Management Holdings, Inc. Restricted Stock Plan (filed as Exhibit 10.27 to HSI's Registration Statements on
                 Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    *   10.15    Health Systems International, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.30 to
                 Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

    *   10.16    Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as
                 Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

    *   10.17    Health Systems International, Inc. Second Amended and Restated 1989 Stock Option Plan (filed as Exhibit 10.32 to
                 Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

    *   10.18    Health Systems International, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.33 to HSI's Registration
                 Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01 respectively) which is incorporated by reference herein).

    *   10.19    Health Systems International, Inc. 1994 Optional Stock Repurchase Program (filed as Exhibit 10.1 to HSI's Quarterly
                 Report on Form 10-Q for the quarter ended March 31, 1994, filed May 13, 1994, which is incorporated by reference herein).

    *   10.20    Health Systems International, Inc. Performance-Based Annual Bonus Plan (filed as Exhibit 10.35 to Registration
                 Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

    *   10.21    Deferred Compensation Agreement dated as of March 3, 1995, by and among Malik M. Hasan, M.D., HSI and the
                 Compensation and Stock Option Committee of the Board of Directors of HSI (filed as Exhibit 10.31 to HSI's Annual
                 Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    *   10.22    Trust Agreement for Deferred Compensation Arrangement for Malik M. Hasan, M.D., dated as of March 3, 1995, by and between HSI and Norwest Bank Colorado N.A. (filed as Exhibit 10.32 to HSI's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    *   10.23    Registration Rights Agreement dated as of March 2, 1995 between HSI and the Foundation (filed as Exhibit No. 28.2 to HSI's Current Report on Form 8-K dated March 2, 1995, which is incorporated by reference herein).

    *   10.24    Description of Retention Payment Arrangement between Health Systems International, Inc. and Andrew Wang (filed as
                 Exhibit 10.10 to HSI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

    *   10.25    Health Systems International, Inc. 1995 Stock Appreciation Right Plan (filed as Exhibit 10.12 to HSI's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1995, which is incorporated by reference herein).

        10.26    Letter Agreement Re: Temporary Warehouse/Mail Center Operations Support, dated October 16, 1995, between Health Net and CBS Associates, Inc. (an affiliate of Charles Braden, a director of HSI) (filed as Exhibit 10.15 to HSI's
                 Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, which is incorporated by reference herein).

    *   10.27    Employment Letter, dated June 9, 1995, between Philip Katz, Ph.D. and Health Net (filed as Exhibit 10.38 to HSI's
                 Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated by reference herein).

    *   10.28    Agreement and accompanying Promissory Note, each dated August 17, 1995, between Philip Katz, Ph.D. and Health Net
                 (filed as Exhibit 10.39 to HSI's Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated by reference herein)

        10.29    Credit Agreement dated as of April 12, 1995 among Health Systems International, Inc., Bank of America National
                 Trust and Savings Association, as Agent, and financial institutions party thereto (filed as Exhibit 10.17 to HSI's
                 Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, which is incorporated by reference herein).

        10.30    Amended and Restated Credit Agreement dated as of April 26, 1996 among Health Systems International, Inc., Bank of
                 America National Trust and Savings Association, as Agent, and financial institutions party thereto (filed as
                 Exhibit 10.1 to HSI's Current Report on Form 10-K dated May 3, 1996, which is incorporated by reference herein).

        10.31    Amendment No. 1 to Credit Agreement dated as of May 10, 1996 among Health Systems International, Inc., Bank of
                 America National Trust and Savings Association, as Agent, and financial institutions party thereto (filed as
                 Exhibit 10.32 to HSI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which is incorporated by reference herein).

        10.32    Amendment No. 2 to Credit Agreement dated as of May 28, 1996 among Health Systems International, Inc., Bank of
                 America National Trust and Savings Association, as Agent, and financial institutions party thereto (filed as
                 Exhibit 10.33 to HSI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated by reference herein).

    +   10.33    Amendment No. 3 to Credit Agreement dated as of January 31, 1997 among Health Systems International, Inc., Bank of
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

    *   10.35    Employment Letter Agreement dated May 28, 1996 between Michael D. Pugh and QualMed, Inc. (filed as Exhibit 10.35 to
                 HSI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated by reference herein).

    *   10.36    Employment Letter Agreement dated June 4, 1996 between Arthur M. Southam and HSI and Health Net (filed as Exhibit
                 10.36 to HSI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated by reference herein).

    *   10.37    Employment Letter Agreement dated July 3, 1996 between Jay M. Gellert and HSI (filed as Exhibit 10.37 to HSI's
                 Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated by reference herein).

    *   10.38    Employment Letter Agreement dated September 30, 1996 between Douglas C. Werner and HSI (filed as Exhibit 10.38 to
                 HSI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated by reference herein).

        10.39    Rights Agreement dated as of June 1, 1996 by and between the Company and Harris Trust and Savings Bank, as Rights
                 Agent (filed as Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File No. 001-12718) which is incorporated by reference herein).

        10.40    First Amendment to the Rights Agreement dated as of October 1, 1996, by and between the Company and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October
                 9, 1996, which is incorporated by reference herein).

   +    11.1     Statement relative to computation of per share earnings of the Company, a copy of which is filed herewith.

    +   21.1     Subsidiaries of HSI, a copy which is filed herewith.

    +   23.1     Consent of Deloitte & Touche LLP, a copy of which is filed herewith.

    +   27       Financial Data Schedule, a copy of which has been filed with the EDGAR version of this filing.

_______________________

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10- K pursuant to
        Item 14(c) of Form 10-K.

+       A copy of the Exhibit is filed herewith.