Form 10-Q
period 1997-03-31
FOUNDATION HEALTH SYSTEMS INC
filed 1997-05-14
CIK 916085

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549
                               _______________________

                                      FORM 10-Q
                               _______________________

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended:  MARCH 31, 1997

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from ____________ to ____________.

                           Commission file number: 1-12718

                           FOUNDATION HEALTH SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)

              Delaware                                    95-4288333
-------------------------------------         --------------------------------
(State or other jurisdiction of             (I.R.S. Employer identification No.)
incorporation or organization)

21600 OXNARD STREET, WOODLAND HILLS, CA                    91367
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code:    (818) 719-6978

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

    As of May 9, 1997, 106,133,786 shares of Class A Common Stock, $.001 par value per share, were outstanding (exclusive of 3,324,374 shares held as treasury stock) and 19,297,642 shares of Class B Common Stock, $.001 par value per share, were outstanding.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  Foundation Health Systems, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                       (In thousands, except share data)

                                                   March 31,   December 31,
                                                     1997          1996
                                                 ----------     ----------
 ASSETS
 Current assets
    Cash and equivalents                         $  204,865     $  187,486
    Marketable securities held for sale             377,819        402,128
    Premiums receivable, net                         98,823         86,598
    Prepaid expenses and other                       62,612         52,895
    Deferred income taxes                            25,536         24,370
                                                 ----------     ----------
 Total current assets                               769,655        753,477
    Property and equipment, net                      72,217         71,786
    Goodwill and other intangible assets, net       323,994        328,719
    Deferred income taxes                             4,976          4,976
    Other assets                                     65,261         52,922
                                                 ----------     ----------
 TOTAL ASSETS                                    $1,236,103     $1,211,880
                                                 ----------     ----------
                                                 ----------     ----------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
    Estimated claims payable                     $  227,304     $  243,144
    Shared risk and other settlements                32,070         27,235
    Unearned subscriber premiums                     34,643         88,605
    Accounts payable and accrued expenses           116,286        108,057
    Federal and state income taxes payable           24,820          9,689
    Notes payable, current portion                    1,488          1,608
                                                 ----------     ----------
 Total current liabilities                          436,611        478,338

    Notes payable                                   409,800        362,465
    Other                                             1,485          6,101
                                                 ----------     ----------
                                                    847,896        846,904
 Commitments and contingencies

      Stockholders' equity
       Preferred stock, $.001 par value
         Authorized shares - 10,000,000
         Issued and outstanding shares - none
       Class A common stock, $.001 par value
         Authorized shares - 135,000,000
         Issued and outstanding shares -
         32,338,705 in 1997 and 32,329,684
         in 1996                                         32             32
       Class B nonvoting convertible common stock,
         $.001 par value
         Authorized shares - 30,000,000
         Issued and outstanding shares -
         19,297,642 in 1997 and 1996                     19             19
     Additional paid-in capital                     187,252        187,086
     Retained earnings                              306,803        282,091
     Treasury Stock, 3,194,374 shares of
     Class A common stock                           (95,831)       (95,831)
     Unrealized loss on marketable
      securities held for sale, net                 (10,068)        (8,421)
                                                 ----------     ----------
 Total stockholders' equity                         388,207        364,976
                                                 ----------     ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,236,103     $1,211,880
                                                 ----------     ----------
                                                 ----------     ----------

See accompanying notes to consolidated financial statements

                   Foundation Health Systems, Inc. and Subsidiaries
               Condensed Consolidated Statements of Income (Unaudited)
                        (In thousands, except per share data)

                                            Three-Months Ended March 31,
                                            ----------------------------
                                                1997          1996
                                              --------      --------
Revenues:
 Premium revenue                              $831,264      $783,123
 ASO and other                                   9,701        18,226
                                              --------      --------
Total revenues                                 840,965       801,349
                                              --------      --------
Operating Expenses:
 Health care expenses:
  Physician                                    317,154       297,704
  Hospital                                     292,574       278,233
  Pharmacy and other                            94,343        72,985
                                              --------      --------
 Total health care expenses                    704,071       648,922

 Marketing, general and administrative          82,553        80,120
 Depreciation and amortization                  11,176        13,466
 ASO and other                                   5,125        16,333
                                              --------      --------
Total operating expenses                       802,925       758,841
                                              --------      --------
Operating income                                38,040        42,508

 Investment income                               9,439         8,823
 Interest expense                               (6,316)       (5,932)
                                              --------      --------
 Income before income taxes and minority
   interest                                     41,163        45,399

 Income taxes                                   16,589        19,390
 Minority interest in (gain)/loss of
   subsidiary                                       (2)           31
                                              --------      --------
Net income                                    $ 24,572      $ 26,040
                                              --------      --------
                                              --------      --------
Earnings per share:
 Primary and fully diluted                    $   0.51      $   0.54
                                              --------      --------
                                              --------      --------
Weighted average common shares outstanding:
 Primary                                        48,500        48,135
                                              --------      --------
                                              --------      --------
 Fully diluted                                  48,506        48,177
                                              --------      --------
                                              --------      --------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   Foundation Health Systems, Inc. and Subsidiaries
             Condensed Consolidated Statements of Cash Flows (Unaudited)
                                    (In Thousands)

                                         Three-Months Ended March 31,
                                         ----------------------------
                                                 1997       1996
                                              --------    --------
OPERATING ACTIVITIES
Net income                                    $ 24,572    $ 26,040
Adjustments to reconcile net income to net cash used by operating activities:

  Depreciation and amortization                 11,176      13,466
  Deferred income taxes                                      1,331
  Changes in operating assets and
  liabilities net of acquisition:
   Premiums receivable and unearned
    subscriber premiums                        (66,187)    (58,762)
   Prepaid expenses and other                   (7,337)     (4,249)
   Estimated claims payable, shared risk
    and other settlements                      (11,005)    (23,285)
   Accounts payable and accrued expenses
    and other liabilities                        3,610     (16,063)
   Federal and state income taxes payable       15,131      15,648
                                              --------    --------
Net cash used by operating activities          (30,040)    (45,874)

INVESTING ACTIVITIES
Sale or redemption of marketable securities
  held for sale                                103,657      75,201
Purchases of marketable securities held for
 sale                                          (82,161)    (80,929)
Purchases of property and equipment             (8,892)     (5,922)
Investment in subsidiaries                     (12,566)     (4,114)
                                              --------    --------
Net cash provided (used) by investing
 activities                                         38     (15,764)

FINANCING ACTIVITIES

Proceeds from exercise of stock
 options and employee stock plan
 purchases                                         166      14,481
Borrowings                                      47,500       9,000
Purchase of treasury stock                                  (9,586)
Repayment of debt and other non current
  liabilities                                     (285)       (142)
                                              --------    --------
Net cash provided by financing activities       47,381      13,753
                                              --------    --------
Increase (decrease) in cash and equivalents     17,379     (47,885)
Cash and equivalents, beginning of period      187,486     225,932
                                              --------    --------
Cash and equivalents, end of period           $204,865    $178,047
                                              --------    --------
                                              --------    --------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           FOUNDATION HEALTH SYSTEMS, INC.
                 Notes to Condensed Consolidated Financial Statements
                                      (Unaudited)


1.  BASIS OF PRESENTATION

    The accompanying unaudited interim condensed consolidated financial statements of Foundation Health Systems, Inc. and its wholly and majority owned subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996 of the Company (formerly known as Health Systems International, Inc. ("HSI")).

    The accompanying unaudited interim condensed consolidated financial statements of the Company do not include the financial position or results of operations of Foundation Health Corporation ("FHC") as the companies were not merged as of March 31, 1997 (see Note 2 below).

2.  FOUNDATION HEALTH SYSTEMS MERGER

    Effective April 1, 1996, pursuant to the Agreement and Plan of Merger (the "Merger Agreement") among the Company, FHC and FH Acquisition Corp. (a wholly-owned subsidiary of the Company), Merger Sub merged (the "Merger") with and into FHC and FHC became a wholly owned subsidiary of the Company. Pursuant to the Merger prior FHC stockholders received 1.3 shares of the Company's Class A Common Stock for every share of FHC common stock held. The shares of the Company's Class A Common Stock issued to FHC's stockholders in the Merger constitute approximately 61% of the outstanding stock of the Company, and the Company's stockholders immediately prior to the Merger hold approximately 39% of the outstanding stock of the Company.

    Pursuant to the Merger Agreement, the Company also amended its Certificate of Incorporation to change its name to Foundation Health Systems, Inc. and to increase the number of authorized shares of the Company's Common Stock to 380,000,000 shares consisting of 350,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock.

    The Merger was tax-free and accounted for as a pooling of interests.

Summarized below are the unaudited pro forma consolidated results of operations of the Company for the three month periods ended March 31, 1996 and March 31, 1997 as if the Merger had taken place as of January 1, 1996 (in millions except earnings per share):

                                         Three Months Ended March 31,
                                              1997         1996
                                            --------     --------
Premium and ASO revenue                     $1,860.6     $1,652.4
                                            --------     --------
Net income                                  $   58.5     $   62.3
                                            --------     --------
Primary and fully diluted earnings
 per share                                  $   0.47     $   0.50
                                            --------     --------

Also attached as Exhibits 99.1, 99.2, and 99.3 to this report are the following unaudited pro forma consolidated supplemental schedules for the quarter ended March 31, 1997: Pro Forma Unaudited Consolidated Balance Sheet, Pro Forma Unaudited Consolidated Statement of Operations and Pro Forma Medical Covered Lives.

3.  NOTES PAYABLE

    On April 26, 1996, the five-year unsecured $400 million revolving credit facility was replaced with a $700 million revolving credit facility (the "Credit Facility") from a lending syndicate led by Bank of America. The Company may elect from various short-term interest rates based upon a spread above the LIBOR rate, or the greater of the bank's reference rate or the federal funds rate plus 1/2%. In addition, the Company may elect a "competitive bid auction" in which participating banks are offered an opportunity to bid alternative rates. The Credit Facility is for a term of five years from the date of execution, with two one year extension options. As of March 31, 1997, $366.5 million had been borrowed against the new $700 million Credit Facility.

4.  CONTINGENCIES

LITIGATION

    The Company is involved in various other legal proceedings, most of which are routine to its business. In the opinion of management, based in part on advice from litigation counsel to the Company, the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

5.  EARNINGS PER SHARE

    Earnings per share is calculated based on the weighted average shares of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method.

    In February 1997, the Financial Accounting Standards Board issued SFAS 128, "EARNINGS PER SHARE" effective for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. This statement requires restatement of all prior period earnings per share ("EPS") data presented. The statement establishes standards for computing and presenting EPS. The following sets forth the weighted shares and EPS as calculated under SFAS 128:

                             Three Months Ended March 31,
                                 1997          1996
                                ------        ------
Basic Shares Outstanding        48,437        47,878
                                ------        ------
Basic EPS                         $.51          $.54
                                ------        ------
Diluted Share Outstanding       48,506        48,177
                                ------        ------
Diluted EPS                       $.51          $.54
                                ------        ------

6. ACQUISITIONS

PHYSICIANS HEALTH SERVICES

    On May 8, 1997 the Company entered into a definitive agreement to acquire Physicians Health Services, Inc. ("PHS") for $29.25 per share, or a total consideration to PHS shareholders of approximately $300 million. PHS is a 440,000 member health plan with operations in the New York metropolitan area, including northern New Jersey, and throughout the state of Connecticut. Consummation of the transaction is subject to customary conditions, including approval by PHS's stockholders and the receipt of all necessary governmental authorizations. In connection with entering into the definitive acquisition agreement, the Greater Bridgeport Individual Practice Association, Inc., holding a majority of the outstanding voting power of PHS stock, agreed to vote in favor of the transactions. The Company will fund the acquisition with cash on hand and existing bank credit lines. The Company presently expects that the transaction will close in the third or fourth quarter of 1997.

PACC

    On April 9, 1997, the Company announced that it had reached a definitive agreement to acquire PACC, a 116,000 member health plan based in Oregon. The transaction is subject to receipt of all applicable regulatory approvals.
The Company expects the transaction to close in the third quarter of 1997.

ADVANTAGE HEALTH

    On April 1, 1997, the Company completed the acquisition of Advantage Health, a group of managed health care companies based in Pittsburgh, PA., for $12.5 million in cash. Advantage Health has approximately 40,000 full-risk members. In 1996, Advantage Health recorded revenues of approximately $56 million, with about 90 percent from HMO operations. The Company purchased Advantage Health from St. Francis Health System, which has a short-term option to re-acquire a 20 percent interest in Advantage Health for $2.5 million. Advantage Health remains a party to long-term provider agreements with the St. Francis Health System and a management agreement with the Company.

FIRST OPTION HEALTH PLAN

    On April 30, 1997, the Company completed a $51.7 million investment in FOHP, Inc. ("FOHP") of Red Bank, New Jersey. FOHP is owned by physicians, hospitals and other health care providers and is the sole shareholder of First Option Health Plan of New Jersey, Inc. ("FOHP-NJ"), a managed care company. The Company's investment is in the form of FOHP debentures convertible into up to 71 percent of FOHP's outstanding equity at the Company's discretion. In addition to the investment, the Company will provide a variety of management services to FOHP in return for a percentage of FOHP's premium revenue. The Company, at its option, may also provide information systems and claims processing services to FOHP. First Option currently has more than 250,000 members in New Jersey enrolled in its commercial, Medicare, Medicaid and PPO programs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is one of the largest HMOs in the United States, providing as of March 31, 1997 health care and administrative services to more than 1.9 million full-risk HMO members in California, Colorado, Connecticut, Idaho, New Jersey, New Mexico, Oregon, Pennsylvania and Washington. Through its operating subsidiaries, the Company provides a wide range of managed health care services and also provides various tailored managed health care products, operates a preferred provider organization network and owns certain health and life insurance companies.

    The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and the notes included elsewhere herein. In particular, it should be noted that the following information does not include the financial position or results of operations of FHC which became a subsidiary of the Company effective April 1, 1997.

RESULTS OF OPERATIONS

    The following table sets forth the selected operating statistics and membership data for the three months ended March 31, 1997.

                 SUMMARY OF OPERATING STATISTICS AND MEMBERSHIP DATA

OPERATING STATISTICS

                                                           Three Months Ended March 31,
                                                           ---------------------------
                                                              1997           1996
                                                           --------       --------
Medical loss ratio (health care expense as a
 percentage of premium revenue)                               84.7%          82.9%

Marketing, general and administrative expense
including depreciation and amortization
as a percentage of premium revenue                            11.3%          12.0%

Net income as a percentage of total revenue                    2.9%           3.2%

Primary and fully diluted earnings per share                 $0.51          $0.54
                                                             -----          -----
                                                             -----          -----

MEMBERSHIP DATA

                                                             March 31,
                                                         1997         1996
                                                       ---------    ---------
     Members by Product Type
       Commercial                                      1,702,465    1,606,260
       Medicare                                          151,663      139,787
       Medicaid                                           50,969       59,550
                                                       ---------    ---------
            Total                                      1,905,097    1,805,597
                                                       ---------    ---------
                                                       ---------    ---------

                                                             March 31,
                                                         1997         1996
                                                       ---------    ---------
    Members by State
       California                                      1,391,157    1,340,052
       Colorado                                           76,314       53,649
       New Mexico                                         30,468       27,751
       Washington/Idaho                                  126,538      113,546
       Oregon                                             61,506       48,331
       Connecticut                                       165,898      135,759
       Pennsylvania                                       53,216       86,509
                                                       ---------    ---------
          Total                                        1,905,097    1,805,597
                                                       ---------    ---------
                                                       ---------    ---------


    For the period ended March 31, 1997 full risk membership increased by approximately 99,500 (5.5%) compared to the same period last year. The increase is comprised of 96,200 commercial members and 11,800 medicare members, offset by a decrease in Medicaid membership of 8,500.

    For the quarter ended March 31, 1997 full risk membership increased by approximately 84,000 (4.6%) compared to December 31, 1996. A successful open enrollment period resulted in a significant membership increase during the first quarter. The increase is comprised of 86,500 commercial members and 6,000 medicare members, offset by a decrease in Medicaid membership of 8,500.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31,
1996

    Net income decreased 5.6% to $24.6 million for the first three months of 1997, compared with $26.0 million for the comparable period in 1996. Premium revenues, excluding ASO revenues, were $831.3 million for the three month period, a 6.1% increase from the $ 783.1 million reported in 1996.

TOTAL REVENUE

    Premium revenue, excluding ASO revenue, increased $48.2 million or 6.1% in the first quarter of 1997 compared to the first quarter of 1996. The increase in premium revenue was reflective of overall increased membership and premium rate increases in the Company's Medicare line of business.

                            CHANGE IN NET PREMIUM REVENUE
                                    (IN MILLIONS)
                  FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

         Change in revenue due to
           premium change:
                                      Commercial                    $ (8.9)
                                      Medicare                        11.3
                                                                    -------
                                                                       2.4
         Change in revenue due to
           membership change:
                                      Commercial                      30.0
                                      Medicare                        15.8
                                                                    -------
                                                                      45.8
         Total change in revenue:
                                      Commercial                      21.1
                                      Medicare                        27.1
                                                                    -------
                                                                    $ 48.2
                                                                    -------
                                                                    -------

    Total member months (cumulative number of member service months during the period) increased by 5.3% to 5,725,000 during the first quarter of 1997 compared to the same period in 1996, and the combined per member per month ("PMPM") premium revenue increased by .8% to $145.21.

COMMERCIAL

    Commercial member months increased by 5.1% to 5,272,000 during the first quarter of 1997 compared to the same period in the prior year. For the quarter ended March 31, 1997, commercial premium revenue PMPM decreased by 1.5% to $118.13, compared to the same period last year. The decrease was due mainly to pricing pressures in the Northwest, Northeast and California.

MEDICARE

    Medicare member months increased by 8.2% to 453,000 during the first quarter of 1997 compared to the same period in the prior year. For the quarter ended March 31, 1997, Medicare premium revenue PMPM increased by 6.2% to $460.61, compared to the same period last year. Increases in Medicare PMPM are principally a result of rate increases by the Federal Health Care Financing Administration.

HEALTH CARE EXPENSES

    Health care expenses increased by 8.5% from $648.9 million in the first quarter of 1996 to $704.1 million in the first quarter of 1997. On a PMPM basis, health care expenses for the quarter ended March 31, 1997 rose by 3.0% to $122.99 PMPM, versus $119.37 PMPM during the equivalent period in the prior year. During the same period, the Company's overall medical loss ratio (i.e., health care expenses as a percentage of premium revenue, or "MLR"), increased to 84.7% as compared to 82.9% during the prior year's three-month period.

COMMERCIAL

    Commercial health care expenses on a PMPM basis in the quarter ended March 31, 1997 increased by .5% to $96.87 compared to $96.40 during the same period last year. Commercial MLR increased to 82.0% from 80.4% for the comparable period in 1996. The commercial MLR increase is primarily a result of lower commercial PMPM revenue, coupled with flat commercial PMPM health care expenses for the three months ended

March 31, 1997 as compared to March 31, 1996.

MEDICARE

    Medicare health care expenses on a PMPM basis in the quarter ended March 31, 1997 increased by 8.2% to $427.26, compared to $394.78 during the same period last year. Medicare MLR increased to 92.8% from 91.1% for the first quarter of 1996. The increase in Medicare health care expenses and MLR is mainly due to higher pharmacy costs and increased utilization of services in all of the Company's markets.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

    Marketing, general and administrative expenses, excluding the effects of the Company's ASO business, decreased to 9.9% of premium revenue in the first quarter of 1997 as compared to 10.2% during the first quarter of the prior year. The decrease in marketing, general and administrative expenses reflects the Company's ongoing efforts to aggressively control its administrative costs.

DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses decreased as a percentage of premium revenue in the first quarter of 1997 as compared to the first quarter of 1996. These expenses were $11.2 million (1.3% of premium revenue) in the first quarter of 1997 and $13.5 million (1.7% of premium revenue) in the first quarter of 1996. The decrease in depreciation expense is a direct result of a portion of assets which became fully depreciated in the first quarter of 1997, coupled with asset write-offs in late 1996.

FOUNDATION HEALTH SYSTEMS MERGER

    On October 1, 1996 the Company entered into a merger agreement with FHC, an integrated managed health care organization. Pursuant to such merger agreement, effective April 1, 1997, FH Acquisition Corp., a wholly-owned subsidiary of the Company, merged with and into FHC with FHC surviving the merger as a wholly-owned subsidiary of the Company. The merger was accounted for as a pooling-of-interest transaction and, accordingly, after the merger, the financial statements of the Company and FHC will be presented on a combined basis for financial reporting purposes.

    As previously announced, negotiation and consummation of the FHC Merger as well as additional charges associated with and related to integrating the operations of the Company and FHC will result in material non-recurring costs and expenses to the new combined company. Such costs cannot be determined until the transition plan related to the integration of operations is completed, but they are estimated at this time by the Company to be in the range of $175 million to $225 million.

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

    During the first quarter of 1997, cash used by operating activities was $30.0 million, compared with cash used of $45.9 million in the comparable prior year period. This decrease compared to 1996 is due, in part, to normal fluctuations in operating assets and liabilities from year to year caused by timing differences in the payment of liabilities and collection of receivables of each respective quarter end. The remaining difference in cash used by operating activities compared to the prior year was due to a significant reduction in claims inventory in the first quarter of 1996 which had accumulated in late 1995.

    Cash used for investing activities decreased from $15.8 million in the quarter ended March 31, 1996 to cash provided by investing activities of $38,000 in the quarter ended March 31, 1997. Cash provided from financing activities increased from $13.8 million to $47.4 million during such periods.
 Decreases in cash used by investing activities resulted from increased sale of marketable securities during the first quarter of 1997, as compared to the comparable prior year quarter. The increase in cash provided from financing activities was due to additional borrowings against the credit line for merger related expenses and an acquisition in April of 1997.

    The Company's current ratios at March 31, 1997 and December 31, 1996 were
1.76 to 1 and 1.57 to 1, respectively. The increase in the Company's current ratio is primarily attributable to decreased current liabilities resulting from increased payments of claims, as well as reductions in unearned premiums during the first quarter of 1997.

    Outstanding notes payable amounted to $411.3 million at March 31, 1997, an increase of $47.5 million from December 31, 1996, resulting from additional borrowings relating to the FHC merger described above and the Company's investment in Advantage Health Plan during the first quarter of 1997 (see note 6 of the Notes to Condensed Consolidated Financial Statements). The Company believes that cash from operations and existing working capital are adequate to fund existing obligations, introduce new products and services and continue to develop health care-related businesses. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through additional debt or equity, the sale of investment securities or otherwise, as appropriate.

     Under the terms of its $700 million five-year Credit Facility, the Company pays interest at a variable rate (See note 3 of the Notes to Condensed Consolidated Financial Statements and information contained in Part II of this report). FHC also currently has in place two credit facilities providing an aggregate line of credit of up to $500 million (please refer to the information contained in Part II of this report for additional detail).

    The Company's subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. As of March 31, 1997, each of the Company's subsidiaries was in compliance with its minimum capital requirements.

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

    Reference is also made to the disclosures contained under the heading "Cautionary Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which could cause the

Company's actual results to differ from those projected in forward looking statements of the Company made by or on behalf of the Company. In addition, certain of these factors may have affected the Company's past results and may affect future results.

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

    Under the Credit Agreement, the Company is (i) obligated to maintain at all times a Total Leverage Ratio not to exceed 3 to 1, a Fixed Charge Coverage of not less than 2.75 to 1 and to preserve its combined net worth and Permitted Class Subordinated Indebtedness (as defined in the Credit Agreement) at not less than $100 million plus 50% of net income after December 31, 1994 on a cumulative consolidated basis, (ii) obligated to limit liens on its assets to those incurred in the normal course and for taxes and other similar obligations, and (iii) subject to customary covenants to dispose of assets only in the ordinary course and generally at fair value, to restrict mergers and consolidations to those permitted under the Credit Agreement, and to limit loans, leases, joint ventures and contingent obligations and certain transactions with affiliates. Upon the occurrence of a default or an event of default, the Company and its subsidiaries would be subject to further restrictions, including with respect to the operating HMO subsidiaries, an obligation to advance to the parent company reserves in excess of those held to comply with state and similar administrative requirements.

    In connection with the Merger (as defined in Item 4 below), the Company entered into Amendment No. 3 to the Credit Agreement which, among other things, deemed the Merger to be a Permitted Acquisition and waived certain compliance requirements through June 30, 1997 in order to enable the Company to negotiate and enter into a new credit agreement combining the Credit Agreement and FHC's existing credit agreements.

    FHC also has two unsecured revolving credit agreements (one with a $300 million credit line and the other with a $200 million credit line) with Citicorp USA, Inc. as Administrative Agent for the lenders thereto (together, the "FHC Credit Agreements"). The FHC Credit Agreements contains customary terms, events of default and affirmative and negative covenants (including financial covenants related to net worth, fixed charge coverage ratio and total debt to total capitalization ratio). Principal amounts outstanding under the FHC Credit Agreements bear interest, at FHC's option, at either Citibank's base rate or the Eurodollar rate plus a margin depending upon FHC's level of total debt to total capitalization and other factors. Any interest payments are due quarterly and principal is due at maturity.

    In connection with the Merger, FHC entered into amendments to the Credit Agreements which, among other things, deemed the Merger to be a permitted acquisition under the FHC Credit Agreements and waived certain compliance requirements through June 30, 1997 in order to enable the Company to negotiate and enter into a new credit agreement combining the FHC Credit Agreements and the Company's existing Credit Agreement.

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

    In connection with the Merger, the Company entered into Amendment No. 1 (the "Amendment") to the Rights Agreement to exempt the Merger and related transactions from triggering the Rights. In addition, the Amendment modifies certain terms of the Rights Agreement applicable to the determination of certain "Adverse Persons," which modifications became effective upon consummation of the Merger.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On February 12, 1997, the Company held a Special Meeting of Stockholders (the "Special Meeting") at which meeting the Company's stockholders voted upon the following two proposals:

    1. To consider and vote upon a proposal to approve the Agreement and Plan of Merger, dated as of October 1, 1996 (the "Merger Agreement"), among the Company, FHC and FH Acquisition Corp., a wholly owned subsidiary of the Company ("Merger Subsidiary"), the merger of Merger Subsidiary with and into FHC (the "Merger") and the transactions contemplated thereby, including the issuance of shares of the Company's Class A Common Stock, par value $.001 per share ("Proposal 1"); and

    2. To consider and vote upon a proposal to amend and restate the Company's Certificate of Incorporation to (i) increase the number of authorized shares of common stock of the Company to 380 million shares with 350 million shares designated as Class A Common Stock and 30 million shares designated as Class B Common Stock and (ii) change the name of the Company to "Foundation Health Systems, Inc." ("Proposal 2").

    The following provides voting information for such proposals voted upon at the Special Meeting:

       Proposal     Votes For     Votes Against     Votes Withheld
       --------     ----------    --------------     --------------
       Proposal 1   22,611,768        26,564             354,187

       Proposal 2   22,505,011       127,169             360,339

    In total, 29,136,310 shares of Class A Common Stock were eligible to vote at the Special Meeting, 22,992,519 shares were voted at the Special Meeting and 6,143,791 shares were unvoted at the Special Meeting.

ITEM 5.  OTHER INFORMATION

REVOLVING CREDIT FACILITY

    As indicated in Item 2 above, on April 26, 1996 the Company executed the Credit Agreement which provides an unsecured five-year $700 million revolving credit facility. The facility is available to the Company and its subsidiaries for general corporate purposes including Permitted Acquisitions and Joint Ventures and, if the Company should elect, to repurchase or redeem the Company's capital stock to the extent allowed by the Federal Reserve Board Regulations and other requirements of law and as set forth in the Credit Agreement. As of March 31, 1997, the Company had drawn approximately $367 million under the facility.

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

    In connection with the Merger, the Company entered into Amendment No. 3 to the Credit Agreement which, among other things, deemed the Merger to be a Permitted Acquisition and waived certain compliance requirements through June 30, 1997 in order to enable the Company to negotiate and enter into a new credit agreement combining the Credit Agreement and the FHC's existing credit agreements.

    As indicated in Item 2 above, FHC also has two unsecured revolving credit agreements with Citicorp USA, Inc. as Administrative Agent for the lenders thereto (the "FHC Credit Agreements") in the aggregate amount of $500 million. As of March 31, 1997, FHC had borrowed approximately $405 million under the FHC Credit Agreements. The FHC Credit Agreements contain customary terms, events of default and affirmative and negative covenants (including financial covenants related to net worth, fixed charge coverage ratio and total debt to total capitalization ratio). Principal amounts outstanding under the FHC Credit Agreements bear interest, at FHC's option, at either Citibank's base rate or the Eurodollar rate plus a margin depending upon FHC's level of total debt to total capitalization and other factors. Any interest payments are due quarterly and principal is due at maturity.

    In connection with the Merger, FHC entered into amendments to the Credit Agreements which, among other things, deemed the Merger to be a permitted acquisition under the FHC Credit Agreements, and waived certain compliance requirements through June 30, 1997 in order to enable the Company to negotiate and enter into a new credit agreement combining the FHC Credit Agreements and the Company's existing Credit Agreement.

CAUTIONARY STATEMENTS

    In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company has previously filed with its Annual Report on Form 10-K for the year ended December 31, 1996 certain cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company.

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

RECENT DEVELOPMENTS

FOUNDATION HEALTH CORPORATION

    On April 1, 1997, the Company and FH Acquisition Corp., a wholly owned subsidiary of the Company ("Merger Sub"), completed the Merger with FHC, whereby Merger Sub merged with and into FHC and FHC survived as a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement FHC stockholders received 1.3 shares of the Company's Class A Common Stock for every share of FHC common stock held. The shares of the Company's Class A Common Stock issued to FHC's stockholders in the Merger constituted approximately 61% of the outstanding stock of the Company after the Merger and the Company's stockholders prior to the Merger now hold approximately 39% of the outstanding stock of the Company after the Merger.

    In connection with the Merger, the Company amended its Certificate of Incorporation to change the name of the Company to Foundation Health Systems, Inc. and to increase the number of authorized shares of the Company's Common Stock to 380,000,000 shares consisting of 350,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock.

    In connection with the Merger, the Company also, among other things, amended the Company's By-Laws to effect certain changes to the governance provisions of the Company following the merger, including provisions related to the structure of the Company's Board of Directors and the committees of the Company's Board of Directors. Except in certain circumstances, during a transaction period following the consummation of the Merger and up to, but not including, the election of directors at the Company's May 2000 Annual Meeting of Stockholders, the Company's Board of Directors will consist of 11 members, six of whom (Daniel D. Crowley and five other independent directors) were designated by FHC and five of whom (Malik M. Hasan, M.D. and four other independent directors) is designated by the Company. Pursuant to such designations the Company's Board of Directors is comprised of the following members: J. Thomas Bouchard, Daniel D. Crowley, George Deukmejian, Thomas T. Farley, Patrick Foley, Earl B. Fowler, Roger F. Greaves, Richard W. Hanselman, Malik M. Hasan, M.D., Richard J. Stegemeier and Raymond S. Troubh.

RECENT MANAGEMENT CHANGES

     On May 8, 1997, the Company announced that Daniel D. Crowley had been replaced by Malik M. Hasan, M.D. as the Chairman of the Board of Directors of the Company, and that Mr. Crowley would remain as a director and serve as a consultant to the Company for three years. It was also announced that Dr. Hasan would retain the office of Chief Executive Officer of the Company, and that Jay M. Gellert was elected to the offices of President and Chief Operating Officer of the Company.

FIRST OPTION HEALTH PLAN

    On April 30, 1997, the Company purchased convertible debentures (the "FOHP Debentures") of FOHP, Inc., a New Jersey corporation ("FOHP"), in the aggregate principal amount of approximately $51.7 million. The FOHP Debentures are convertible into up to 71 percent of the outstanding equity of FOHP at the Company's discretion. At any time during the 1999 calendar year, the Company may acquire the remaining shares of FOHP not owned thereby pursuant to a tender offer, merger, combination or other business combination transaction for consideration (to be paid in cash or stock of the Company) equal to the value of such FOHP stock based on appraiser determinations.

    FOHP (headquartered in Red Bank, New Jersey) is owned by physicians, hospitals and other health care providers and is the sole shareholder of First Option Health Plan of New Jersey, Inc. a New Jersey corporation and a wholly-owned subsidiary of FOHP ("FOHP-NJ"). FOHP-NJ is a managed health care company providing commercial products for businesses and individuals, along with Medicare, Medicaid and Workers' Compensation programs. FOHP-NJ currently has more than 250,000 members in New Jersey enrolled in its commercial, Medicare, Medicaid and PPO programs.

    As part of the transaction, the Company will also provide a variety of management services to FOHP, including provider contracting, utilization review and quality assurance and employee relations, sales and marketing and strategic planning. The Company will receive monthly management fees from FOHP for such services in an amount equal to two percent of FOHP's premium revenue. The Company, at its option, may also provide information systems and claims processing services to FHP. Approximately $1,700,000 of the $51.7 million principal amount of the FOHP Debentures reflected fees paid to the Company by FOHP for such management services provided by the Company prior to the closing of the sale of the FOHP Debentures; such principal amount was immediately converted into FOHP common stock.

ADVANTAGE HEALTH

    On April 1, 1997, the Company completed the acquisition from St. Francis Health System of Advantage Health, a group of managed health care companies with approximately 40,000 full-risk members in Western Pennsylvania, Ohio and West Virginia, for $12.5 million in cash. In 1996 Advantage Health recorded revenue of approximately $56 million. St. Francis has a short-term option to reacquire a 20% interest in Advantage Health for $2.5 million.

    Advantage Health remains a party to long-term provider agreements with the St. Francis Health System and a management agreement with the Company. The Company will operate Advantage Health under combined management with its Philadelphia-based plan, QualMed Plans for Health, Inc.

PACC

    Pursuant to the Agreement and Plan of Reorganization, dated as of March 20, 1997 and effective on April 9, 1997 (the "Reorganization Agreement"), among the Company, QualMed Health Plan, Inc., an Oregon corporation and an indirect wholly-owned subsidiary of the Company ("QMO"), and PACC HMO and PACC Health Plans, each an Oregon non-profit corporation (PACC HMO and PACC Health Plans being referred to herein, collectively, as "PACC"), the Company agreed to acquire PACC for an undisclosed amount.

    PACC (based in Clackamas, Oregon) has health plan operations in Oregon and Washington, with approximately 116,000 medical members (approximately 108,000 of which are located in the Portland, Oregon area). Approximately 67,000 of such members are in PACC HMO (a commercial health maintenance organization), with the balance in PACC Health Plans (primarily a preferred provider organization). PACC recorded more than $133 million in revenues in 1996.

    The transaction is structured as a merger of PACC into QMO, with QMO as the surviving corporation to be renamed FHS of Oregon, Inc. or a similar-type name. Such merger will be immediately preceded by an acquisition and assumption by QualMed Washington Health Plan, Inc. (a Washington corporation and an indirect wholly-owned subsidiary of the Company) of various contracts of PACC relating to PACC's health care service contractor business in the State of Washington and the acquisition and assumption by QualMed Health & Life Insurance Company (an insurance company domesticated under the laws of the State of Colorado and an indirect wholly-owned subsidiary of the Company) of various contracts of PACC relating to PACC's health maintenance organization business in the State of Washington.

    The Reorganization Agreement contemplates that PACC will organize Northwest Health Foundation (the "PACC Foundation") as an Oregon nonprofit public benefit corporation which will receive the net acquisition consideration proceeds. The PACC Foundation will assume certain of PACC's obligations under the Reorganization Agreement (including indemnification obligations) at closing.

    Consummation of the PACC acquisition transaction is subject to approvals from regulatory authorities and other customary conditions of closing.

PHYSICIANS HEALTH SERVICES, INC.

    On May 8, 1977 the Company entered into a definitive agreement to acquire Physicians Health Services, Inc. ("PHS") for $29.25 per share, or a total consideration to PHS shareholders of approximately $280 million. PHS is a 440,000-member health plan with operations in the New York metropolitan area, including northern New Jersey, and throughout the state of Connecticut. Consummation of the transaction is subject to customary conditions, including approval by PHS's stockholders and the receipt of all necessary governmental authorizations. In connection with entering into the definitive acquisition agreement, the Greater Bridgeport Individual Practice Association, Inc., holding a majority of the outstanding voting power of PHS stock, agreed to vote in favor of the transaction. The Company will fund the acquisition with cash on hand and existing bank credit lines. The Company presently expects that the transaction will close in the third quarter or fourth quarter of 1997.

HEALTH NET ASSOCIATE TRUST

Certain founding stockholders of the Company had transferred their shares (initially 6,548,784) of Class A Common Stock of the Company (the "Class A Shares") into that certain Amended and Restated Health Net Associate Trust Agreement dated as of May 1, 1994 (the "Associate

Trust Agreement"). Among other things, the Associate Trust Agreement in general restricted the sale and transfer of the Class A Shares to any entity other than the Company until February 1997. Effective February 7, 1997 the trust created pursuant to the Health Net Associate Trust Agreement was dissolved pursuant to its terms, thereby lifting the transfer restrictions of the Class A Shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference:

    2.1 Agreement and Plan of Merger, dated October 1, 1996, by and among Health Systems International, Inc., FH Acquisition Corp. and Foundation Health Corporation (filed as Exhibit 2.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated by reference herein).

   *2.2 Agreement and Plan of Merger, dated May 8, 1997, by and among the Company, PHS Acquisition Corp. and Physicians Health Services, Inc., a copy of which is filed herewith.

    3.1 Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

    3.2       Fourth Amended and Restated Bylaws of the Registrant (filed as
              Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein)).

    4.1 Form of Class A Common Stock Certificate (included as Exhibit 4.2 to the Company's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    4.2 Form of Class B Common Stock Certificate (included as Exhibit 4.3 to the Company's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    4.3 Form of Indenture of Foundation Health Corporation ("FHC") (filed as an exhibit to FHC's Registration Statement on Form S-3 (File No. 33-61684), which is incorporated by reference herein).

    4.4 Form of Senior Notes of FHC (filed as an exhibit to FHC's Registration Statement on Form S-3 (File No. 33-61684), which is incorporated by reference herein).

    10.1 Employment Agreement, dated August 28, 1993, by and among QualMed, Inc., HN Management Holdings, Inc. and Malik M. Hasan, M.D. (filed as Exhibit 10.18 to the Company's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    10.2 Employment Agreement, dated August 28, 1993, by and among QualMed, Inc., HN Management Holdings, Inc. and Dale T. Berkbigler, M.D. (filed as Exhibit 10.20 to the Company's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    10.3 Severance Payment Agreement, dated as of April 25, 1994, among the Company, Health Net and James J. Wilk (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

   *10.4 Severance Payment Agreement dated March 31, 1997 between the Company and Health Net and James J. Wilk, a copy of which is filed herewith.

    10.5 Severance Payment Agreement, dated as of April 25, 1994, among the Company, QualMed, Inc. and B. Curtis Westen (filed as
              Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

   *10.6 Letter Agreement dated April 23, 1997 between B. Curtis Westen and the Company, a copy of which is filed herewith.

    10.7 Amendment No. 1 to Employment Agreement dated as of April 25, 1994, by and among the Company, QualMed, Inc. and Malik Hasan, M.D. (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    10.8 Amended and Restated Employment Agreement, dated March 10, 1997, by and between the Company and Malik M. Hasan, M.D. (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated by reference herein).

    10.9 Amendment No. 1 to Employment Agreement dated as of April 27, 1994, by and among the Company, QualMed, Inc. and Dale T. Berkbigler, M.D. (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    10.10 Office Lease, dated as of January 1, 1992, by and between Warner Properties III and Health Net (filed as Exhibit 10.23 to the Company's Registration Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    10.11 The Company's Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.30 to the Company's Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

    10.12 The Company's Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to the Company's Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

    10.13     The Company's Employee Stock Purchase Plan (filed as Exhibit
              10.33 to the Company's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    10.14     The Company's Performance-Based Annual Bonus Plan (filed as
              Exhibit 10.35 to the Company's Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

    10.15 Deferred Compensation Agreement dated as of March 3, 1995, by and among Malik M. Hasan, M.D., the Company and the Compensation and Stock Option Committee of the Board of Directors of the Company (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    10.16     Trust Agreement for Deferred Compensation Arrangement for Malik
              M. Hasan, M.D., dated as of March 3, 1995, by and between the Company and Norwest Bank Colorado N.A. (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    10.17 Registration Rights Agreement dated as of March 2, 1995 between the Company and the Foundation (filed as Exhibit No. 28.2 to the Company's Current Report on Form 8-K dated March 2, 1995, which is incorporated by reference herein).

    10.18 Description of Retention Payment Arrangement between the Company and Andrew Wang (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, which is incorporated by reference herein).

    10.19     The Company's 1995 Stock Appreciation Right Plan (filed as
              Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, which is incorporated by reference herein).

    10.20 Letter Agreement Re: Temporary Warehouse/Mail Center Operations Support, dated October 16, 1995, between Health Net and CBS Associates, Inc. (an affiliate of Charles Braden, a director of the Company) (filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, which is incorporated by reference herein).

    10.21 Amended and Restated Credit Agreement dated as of April 26, 1996 among the Company, Bank of America National Trust and Savings Association, as Agent, and financial institutions party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 3, 1996, which is incorporated by reference herein).

    10.22 Amendment No. 1 to Credit Agreement dated as of May 10, 1996 among the Company, Bank of America National Trust and Savings Association, as Agent, and financial institutions party thereto (filed as Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which is incorporated by reference herein).

    10.23 Amendment No. 2 to Credit Agreement dated as of May 28, 1996 among the Company, Bank of America National Trust and Savings Association, as Agent, and financial institutions party thereto, (filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated by reference herein).

    10.24 Amendment No. 3 to Credit Agreement dated as of January 31, 1997 among the Company, Bank of America National Trust and Savings Association, as Agent, and financial institutions party thereto (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated by reference herein).

    10.25 Employment Letter Agreement dated May 28, 1996 between Michael D. Pugh and QualMed, Inc., (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated by reference herein).

    10.26 Employment Letter Agreement dated June 4, 1996 between Arthur M. Southam and the Company and Health Net (filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated by reference herein).

    10.27 Employment Letter Agreement dated July 3, 1996 between Jay M. Gellert and the Company (filed as Exhibit 10.37 to the Company's Quarterly Report on Form 10-K for the quarter ended September 30, 1996, which is incorporated by reference herein).

    10.28 Employment Letter Agreement dated September 30, 1996 between Douglas C. Werner and the Company (filed as Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated by reference herein).

    10.29 Rights Agreement dated as of June 1, 1996 by and between the Company and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File No. 001-12718) which is incorporated by reference herein).

    10.30 First Amendment to the Rights Agreement dated as of October 1, 1996, by and between the Company and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated by reference herein).

    10.31 Amended and Restated Employment Agreement, dated December 16, 1996, by and among the Company, Foundation Health Corporation and Daniel D. Crowley (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4 (File No. 333-19273), which is incorporated by reference herein).

   *10.32 Employment Agreement Termination Agreement, dated as of May 1, 1997, by and between Daniel D. Crowley, the Company and FHC, a copy of which is filed herewith.

    10.33 Amended and Restated Employment Agreement, dated December 16, 1996, by and among the Company, Foundation Health Corporation and Kirk A. Benson (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-4 (File No. 333-19273), which is incorporated by reference herein).

    10.34 Amended and Restated Employment Agreement, dated December 16, 1996, by and among the Company, Foundation Health Corporation and Jeffrey L. Elder (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-4 (File No. 333-19273), which is incorporated by reference herein).

    10.35 Amended and Restated Employment Agreement, dated December 16, 1996, by and among the Company, Foundation Health Corporation and Allen J. Marabito (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-4 (File No. 333-19273), which is incorporated by reference herein).

    10.36 Foundation Health Corporation Employee Stock Purchase Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

    10.37 Foundation Health Corporation Profit Sharing and 401(k) Plan (Amended and Restated effective January 1, 1994) (filed as
              Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

    10.38     1990 Stock Option Plan of Foundation Health Corporation (filed as
              Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

    10.39 1992 Nonstatutory Stock Option Plan of Foundation Health Corporation (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

    10.40 1989 Stock Plan of Business Insurance Corporation (as Amended and Restated Effective September 22, 1992) (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

    10.41 Managed Health Network, Inc. Incentive Stock Option Plan (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

    10.42 Managed Health Network, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.9 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

    10.43 1993 Nonstatutory Stock Option Plan of Foundation Health Corporation (as amended and restated September 7, 1995) (filed as
              Exhibit 4.10 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

    10.44 FHC Directors Retirement Plan (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1994 filed with the Commission on September 24, 1994, which is incorporated by reference herein).

    10.45 Participation Agreement dated as of May 25, 1995 among Foundation Health Medical Services, as Construction Agent and Lessee, FHC, as Guarantor, First Security Bank of Utah, N.A., as Owner Trustee, Sumitomo Bank Leasing and Finance, Inc., The Bank of Nova Scotia and NationsBank of Texas, N.A., as Holders and NationsBank of Texas, N.A., as Administrative Agent for the Lenders; and Guaranty Agreement dated as of May 25, 1995 by FHC for the benefit of First Security Bank of Utah, N.A., (filed as an exhibit to FHC's
              Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference by herein).

    10.46 FHC's Deferred Compensation Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended
              June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

    10.47 FHC's Supplemental Executive Retirement Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

    10.48 FHC's Executive Retiree Medical Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended
              June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

    10.49 Agreement and Plan Reorganization dated January 9, 1996 by and between FHC and Managed Health Network, Inc. (filed as Annex 1 of Proxy Statement/Prospectus contained in FHC's Registration Statement on Form S-4 (File No. 333-00517), which is incorporated by reference herein).

    10.50 Stock and Note Purchase Agreement by and between FHC, Jonathan H. Schoff, M.D., FPA Medical Management, Inc., FPA Medical Management of California, Inc. and FPA Independent Practice Association dated as of June 28, 1996 (filed as Exhibit 10.109 to FHC's Annual Report on Form 10-K for the year ended June 30, 1996, which is incorporated by reference herein).

    10.51 $300 Million Revolving Credit Agreement (the "FHC Credit Agreement") dated as of December 5, 1994, among FHC, as Borrower, Citicorp USA, Inc., as Administrative Agent, Wells Fargo Bank, N.A. and NationsBank of Texas, N.A., as Co-Agents and Citicorp Securities, Inc., as Arranger, and the Other Banks and Financial Institutions Party thereto (filed as an Exhibit to FHC's quarterly report on Form 10-Q for the quarter ended December 31, 1994 filed with the Commission on February 14, 1995, which is incorporated by reference herein).

   *10.52 First Amendment Agreement (to the FHC Credit Agreement) dated as of August 9, 1995 among FHC, as Borrower, the Lenders parties to the FHC Credit Agreement, Citicorp USA, Inc., as Administrative Agent, Wells Fargo Bank, N.A. and NationsBank of Texas, N.A., as Co-Agents, and Citicorp Securities, Inc., as Arranger, a copy of which is filed herewith.

   *10.53 Second Amendment Agreement (to the FHC Credit Agreement), dated as of June 28, 1996 among FHC, the Lenders and Citicorp USA, Inc., as Administrative Agent, a copy of which is filed herewith.

   *10.54 Third Amendment Agreement and Waiver (to the FHC Credit Agreement) dated December 13, 1996 among FHC, the Lenders and Citibank, N.A., (as successor to Citicorp USA, Inc.), as Administrative Agent, a copy of which is filed herewith.

   *10.55 Fourth Amendment Agreement and Waiver (to the FHC Credit Agreement) dated as of January 28, 1997 among FHC, the Lenders and Citibank, N.A. (as successor to Citicorp USA, Inc.), as Administrative Agent, a copy of which is filed herewith.

   *10.56 Fifth Amendment Agreement (to the FHC Credit Agreement) dated as of April 1, 1997 among FHC, the Lenders and Citibank, N.A. (as successor to Citicorp USA, Inc.), as Administrative Agent, a copy of which is filed herewith.

   *10.57 $200 million Revolving Credit Agreement (the "FHC Revolving Credit Agreement") dated as of December 17, 1996 among FHC, the Lenders and Citibank, N.A., as Administrative Agent for the Lenders, a copy of which is filed herewith.

   *10.58 First Amendment Agreement and Waiver (to the FHC Revolving Credit Agreement) dated as of January 28, 1997 among FHC, the Lenders and Citibank, N.A., as Administrative Agent for the Lenders, a copy of which is filed herewith.

   *10.59 Second Amendment Agreement and Waiver (to the FHC Revolving Credit Agreement) among FHC, the Lenders and Citibank, N.A., as Administrative Agent for the Lenders, a copy of which is filed herewith.

    10.60     Lease Agreement between HAS-First Associates and FHC dated
              August 1, 1998 and form of amendment thereto (filed as an exhibit to FHC's Registration Statement on Form S-1 (File No. 33-34963), which is incorporated by reference herein).

    10.61 Agreement and Plan of Reorganization dated as of June 27, 1994 by and among FHC, CareFlorida Health Systems, Inc., and the other parties signatory thereto (filed as an exhibit to FHC's Current Report on Form 8-K filed with the Commission on June 28, 1994, which is incorporated by reference herein).

    10.62 Agreement and Plan of Merger dated as of July 28, 1994 between FHC and Intergroup Healthcare Corporation (filed as an exhibit to FHC's Current Report on Form 8-K filed with the Commission on August 9, 1994, which is incorporated by reference herein).

    10.63 Agreement and Plan of Merger dated as of July 28, 1994 between FHC and Thomas-Davis Medical Centers, P.C. (filed as an exhibit to FHC's Current Report on Form 8-K filed with the Commission on August 9, 1994, which is incorporated by reference herein).

    *11.1 Statement relative to computation of earnings per share of the Company, a copy of which is filed herewith.

    *21.1     Subsidiaries of the Company, a copy of which is filed herewith.

    *27.1 Financial Data Schedule, a copy of which is filed with the EDGAR version of this filing.

    *99.1 Pro Forma Unaudited Consolidated Balance Sheet as of March 31, 1997, a copy of which is filed herewith.

    *99.2 Pro Forma Unaudited Consolidated Statement of Operations for the quarters ended March 31, 1996 and 1997, a copy of which is filed herewith.

    *99.3 Pro Forma Medical Covered Lives at March 31, 1997, a copy of which is filed herewith.

              *    A copy of the Exhibit is filed herewith.

(b) REPORTS ON FORM 8-K

    No Current Reports on Form 8-K were filed by the Company during the quarterly period ended March 31, 1997.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FOUNDATION HEALTH SYSTEMS INC.
                                  (Registrant)


Date:    May 13, 1997             /s/ JAY M. GELLERT
                                  ------------------------
                                  Jay M. Gellert
                                  President and Chief
                                  Operating Officer


Date:    May 13, 1997             /s/ JEFFREY L. ELDER
                                  ------------------------
                                  Jeffrey L. Elder, Senior Vice President
                                  and Chief Financial Officer