Form 10-Q
period 1997-06-30
FOUNDATION HEALTH SYSTEMS INC
filed 1997-08-14
CIK 916085

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549

                                      FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1997

                                          OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transaction period from ____________ to ____________

                           Commission File Number: 1-12718

                           FOUNDATION HEALTH SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)

         Delaware                          95-4288333
-------------------------------    ------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

    21600 Oxnard Street, Woodland Hills, CA            91367
   ----------------------------------------           ---------
   (Address of principal executive offices)           (Zip Code)

                               (818) 719-6978
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes (X) No(   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

As of August 12, 1997 109,808,213 shares of Class A Common Stock, $.001 par value per share, were outstanding (exclusive of 3,194,374 shares held as treasury stock) and 11,449,342 shares of Class B Common Stock, $.001 par value per share were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

FOUNDATION HEALTH SYSTEMS, INC.

INDEX TO FORM 10-Q

                                                                          PAGE

PART I  - FINANCIAL INFORMATION

Item 1 - Financial Statements

    Condensed Consolidated Balance Sheets - June 30, 1997
      and December 31, 1996                                                   3

    Condensed Consolidated Statements of Operations for the Quarters
      Ended June 30, 1997 and 1996                                            4

    Condensed Consolidated Statements of Operations for the Six
      Months Ended June 30, 1997 and 1996                                     5

    Condensed Consolidated Statements of Cash Flows for the Six
      Months Ended June 30, 1997 and 1996                                     6

    Notes to Condensed Consolidated Financial Statements                      7

Item 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                14

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   25

Item 2 - Changes in Securities                                               27

Item 3 - Defaults Upon Senior Securities                                     29

Item 4 - Submission of Matters to a Vote of Security Holders                 29

Item 5 - Other Information                                                   29

Item 6 - Exhibits and Reports on Form 8-K                                    37

Signature                                                                    48

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  FOUNDATION HEALTH SYSTEMS, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS)

                                                                   June 30,    December 31,
                                                                     1997         1996
                                                                 -----------   ------------
                                                                 (Unaudited)
ASSETS
     Cash and cash equivalents                                   $  483,650     $  514,000
     Investments                                                  1,118,748      1,336,801
     Premiums receivable, net                                       249,346        239,027
     Amounts receivable under government contracts                  243,257        221,787
     Property and equipment, net                                    360,141        346,311
     Reinsurance receivable                                         201,565        149,582
     Goodwill and other intangible assets, net                      717,491        714,915
     Other assets                                                   654,362        561,618
                                                                 -----------   ------------
                                                               $  4,028,560   $  4,084,041
                                                                 -----------   ------------
                                                                 -----------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
     Reserves for claims, losses and loss adjustment expense   $  1,350,029   $  1,362,342
     Notes payable and capital leases                             1,009,988        877,092
     Amounts payable under government contracts                      46,929         44,323
     Accounts payable and other liabilities                         682,177        616,873
                                                                 -----------   ------------
                                                                  3,089,123      2,900,630
                                                                 -----------   ------------
Stockholders' Equity:
     Common stock and additional paid-in capital                    741,085        721,610
     Retained earnings                                              416,125        557,478
     Unrealized holding gains and losses, net of taxes               (7,561)         3,201
     Common stock held in treasury, at cost                        (210,212)       (98,878)
                                                                 -----------   ------------
                                                                    939,437      1,183,411
                                                                 -----------   ------------
                                                               $  4,028,560   $  4,084,041
                                                                 -----------   ------------
                                                                 -----------   ------------

              See Notes to Condensed Consolidated Financial Statements

                          FOUNDATION HEALTH SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                                                                 Quarter Ended June 30,
                                                             ---------------------------
                                                                 1997              1996
                                                             -----------       -----------
Revenues:
     Health plan premiums                                     $1,408,317       $ 1,349,722
     Government contracts                                        223,620           252,830
     Workers' compensation revenue                               134,476           151,484
     Specialty services revenue                                   62,063            68,770
     Investment and other income                                  41,249            32,805
                                                             -----------       -----------
                                                               1,869,725         1,855,611
                                                             -----------       -----------
Expenses:
     Health plan services                                      1,183,993         1,119,757
     Government health care services                             166,488           200,877
     Workers' compensation costs                                 131,219           130,183
     Specialty services costs                                     56,102            63,519
     Selling, general and administrative                         190,869           213,434
     Amortization and depreciation                                25,716            28,622
     Interest expense                                             17,254             9,904
     Merger, restructuring and other costs                       348,400               -
     Gem reinsurance costs                                        57,500               -
                                                             -----------       -----------
                                                               2,177,541         1,766,296
                                                             -----------       -----------
Income (loss) from continuing operations before income taxes    (307,816)           89,315

Income tax provision (benefit)                                  (107,692)           29,127
                                                             -----------       -----------
Income (loss) from continuing operations                        (200,124)           60,188

Gain from discontinued operations, net of tax                          -             6,300
                                                             -----------       -----------
Net income (loss)                                             $ (200,124)      $    66,488
                                                             -----------       -----------
                                                             -----------       -----------
Earnings (loss) per share:
          Continuing operations                                   ($1.59)            $0.48
          Discontinued operations                                      -              0.05
                                                             -----------       -----------
          Net                                                     ($1.59)            $0.53
                                                             -----------       -----------
                                                             -----------       -----------
Weighted average common and common
stock equivalent shares outstanding                          125,783,672       125,381,721
                                                             -----------       -----------
                                                             -----------       -----------

       See Notes to Condensed Consolidated Financial Statements

                 FOUNDATION HEALTH SYSTEMS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (IN THOUSANDS, EXCEPT SHARE DATA)
                    (Unaudited)


                                                                Six Months Ended June 30,
                                                              ---------------------------
                                                                 1997             1996
                                                              -----------     -----------
Revenues:
     Health plan premiums                                     $ 2,828,413     $ 2,660,904
     Government contracts                                         469,654         400,177
     Workers' compensation revenue                                265,140         289,315
     Specialty services revenue                                   125,886         124,780
     Investment and other income                                   75,775          56,418
                                                              -----------     -----------
                                                                3,764,868       3,531,594
                                                              -----------     -----------
Expenses:
     Health plan services                                       2,366,273       2,196,024
     Government health care services                              357,400         303,939
     Workers' compensation costs                                  253,746         251,632
     Specialty services costs                                     109,703         112,263
     Selling, general and administrative                          404,132         401,443
     Amortization and depreciation                                 51,316          55,348
     Interest expense                                              32,259          19,213
     Merger, restructuring and other costs                        348,400             -
     Gem reinsurance costs                                         57,500             -
                                                              -----------     -----------
                                                                3,980,729       3,339,862
                                                              -----------     -----------

Income (loss) from continuing operations before income taxes     (215,861)        191,732

Income tax provision (benefit)                                    (74,214)         65,877
                                                              -----------     -----------
Income (loss) from continuing operations                         (141,647)        125,855

Gain from discontinued operations, net of tax                           -           2,910
                                                              -----------     -----------
Net income (loss)                                             $  (141,647)    $   128,765
                                                              -----------     -----------
                                                              -----------     -----------
Earnings (loss) per share:
          Continuing operations                                    ($1.13)          $1.01
          Discontinued operations                                       -            0.02
                                                              -----------     -----------
          Net                                                      ($1.13)          $1.03
                                                              -----------     -----------
                                                              -----------     -----------
Weighted average common and common
stock equivalent shares outstanding                           125,740,759     124,736,140
                                                              -----------     -----------
                                                              -----------     -----------


        See Notes to Condensed Consolidated Financial Statements

                FOUNDATION HEALTH SYSTEMS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands)
                      (Unaudited)

                                                                        Six Months Ended June 30,
                                                                      ----------------------------
                                                                         1997               1996
                                                                      ---------          ---------
Net cash provided (used) by operations                                $(298,574)         $  22,100
                                                                      ---------          ---------
INVESTING ACTIVITIES:
  Sale or redemption of marketable securities held for sale             503,845            354,454
  Purchases of marketable securities held for sale                     (298,613)          (457,309)
  Decrease (increase) in other assets                                    64,774            (45,009)
  Purchases of property and equipment                                   (44,228)           (48,567)
  Acquisition of subsidiaries, net of cash acquired                       7,613                107
                                                                      ---------          ---------
Net cash provided (used) by investing activities                        233,391           (196,324)
                                                                      ---------          ---------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and employee stock purchases   12,861             23,724
  Proceeds from sale of stock                                                 -             96,230
  Borrowings on credit facilities                                       264,979            116,189
  Purchase of treasury stock                                           (111,334)          (105,417)
  Repayment of debt and other non-current liabilities                  (131,673)            (3,308)
                                                                      ---------          ---------
Net cash provided by  financing activities                               34,833            127,418
                                                                      ---------          ---------
Decrease in cash and cash equivalents                                   (30,350)           (46,806)

Cash and cash equivalents, beginning of period                          514,000            376,749
                                                                      ---------          ---------
Cash and cash equivalents, end of period                              $ 483,650          $ 329,943
                                                                      ---------          ---------
                                                                      ---------          ---------


             See Notes to Condensed Consolidated Financial Statements

                           FOUNDATION HEALTH SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1 - MERGER

Effective April 1, 1997, Foundation Health Systems, Inc. (the "Company") was formed pursuant to a merger transaction (the "Merger") involving Health Systems International, Inc. ("HSI") and Foundation Health Corporation ("FHC"). Pursuant to the Merger, FHC merged into a newly created subsidiary of HSI and each outstanding share of FHC capital stock was converted into 1.3 shares of HSI's Class A Common Stock. As part of the transaction HSI remained as the ultimate parent company and changed its name to "Foundation Health Systems, Inc." The Merger was tax-free and accounted for as a pooling of interests. In accordance with the pooling of interests method of accounting the Company's consolidated financial statements as of December 31, 1996 and for the six months ended June 30, 1997 and 1996 and the three months ended June 30, 1996 and the notes thereto have been restated to include the accounts of HSI and FHC for all periods presented. Although prior to the merger HSI reported on a calendar year basis and FHC's final Annual Report was reported on a fiscal year ended June 30 basis, the condensed consolidated financial statements have been restated to reflect the Company's calendar year basis.

NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). For further information please refer to the consolidated financial statements and notes thereto in the HSI Annual Report on Form 10-K for the year ended December 31, 1996 and the FHC Annual Report on Form 10-K/A Amendment No. 3 for the year ended June 30, 1996. Results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.


NOTE 3 - MERGER, RESTRUCTURING AND OTHER COSTS

The Company recorded a charge for merger, restructuring and other costs of $348.4 million in the quarter ended June 30, 1997. The components of this charge include merger related costs, restructuring costs and other costs.

MERGER RELATED COSTS

Merger costs totaling $74.0 million were incurred in the quarter ended June 30, 1997 and include $28.8 million of transaction costs, primarily consisting of investment banking, legal, accounting, filing and printing fees. Integration costs totaled $25.5 million and directors and officers liability coverage required by the merger agreement totaled $3.1 million. Costs to consolidate the debt facilities of the combining companies totaled $9.6 million. All other merger related costs totaled $7.0 million.

RESTRUCTURING COSTS

In connection with the Merger, the Company adopted a restructuring plan during the quarter ended June 30, 1997, the principal elements of which include: a workforce reduction of approximately 1,050 employees; the consolidation of employee benefit plans; the consolidation of facilities in geographic locations where office space is duplicated; the consolidation of overlapping provider networks; and the consolidation of information systems at all locations to standardized systems. The plan, which the Company anticipates will be substantially completed by the end of the second quarter of 1998, resulted in a restructuring charge of $188.1 million for the quarter ended June 30, 1997.

The following table summarizes the principal components of the charge in millions:


                 Severance and benefit related costs     $68.1
                 Provider network consolidation costs     43.2
                 Real estate lease termination costs      32.6
                 Asset impairment costs                   44.2
                                                        ------
                                                        $188.1
                                                        ------
                                                        ------

$143.9 million of this charge is expected to require outlays of cash. As of June 30, 1997, $36.7 million of the total accrued restructuring charge had been paid.

Severance and benefit related costs include a termination benefits plan and contractually required change of control payments to certain senior executives. Also included are the costs of settlements of benefit plans being terminated as a result of the restructuring plan to conform benefits for the combining companies.

Provider network consolidation costs include costs to consolidate overlapping provider networks, primarily in California, and the costs of exiting existing provider contracts as legally, regulatorily or administratively required.

Real estate lease termination costs include facilities consolidation costs primarily in geographic regions where there is overlapping office space usage.

Asset impairment costs are primarily a result of the Company's plan to be on common operating systems and hardware platforms. These costs include impairment of hardware, software and other systems related assets.

OTHER COSTS

Other costs totaling $86.3 million included non-recurring charges for the quarter ended June 30, 1997. The primary components of these charges included $30.5 million for IPA receivables related to provider contracts that will not be renewed as a result of the Merger; $17.2 million for government receivables related to prior contracts and adjustments on current contracts being negotiated with the Department of Defense; $13.4 million for litigation settlement estimates on claims primarily related to former FHC subsidiaries; $12.6 million for the loss on disposal of the Company's United Kingdom operations; and $5.2 million related to losses on certain subscriber contracts.

NOTE 4 - GEM REINSURANCE COSTS

Gem Insurance Company ("Gem"), a subsidiary of the Company, has reached definitive agreements regarding a Quota Share Reinsurance Agreement and an Administration, Management and Transfer Agreement as of April 1, 1997 with The Centennial Life Insurance Company and Centennial Management Services, Inc. (collectively "Centennial"). Pursuant to these agreements, Centennial will reinsure, administer and manage Gem's accident and health, life and annuity policies in exchange for a reinsurance premium. The cost of the reinsurance along with the write-off of certain Gem assets that are not recoverable based on the terms of these agreements totaled $57.5 million.

NOTE 5 - INVESTMENTS

Investments are comprised of the following (in thousands):


                              June 30, 1997  December 31, 1996
                              -------------  ------------------
       Available for sale     $  1,089,186   $  1,306,606
       Held to maturity             29,562         30,195
                              -------------  ------------------
       Total investments      $  1,118,748   $  1,336,801
                              -------------  ------------------
                              -------------  ------------------

For purposes of calculating realized gains and losses on sales of investments available for sale, the amortized cost of each investment sold is used.

NOTE 6 - BUSINESS SEGMENT INFORMATION

The Company operates principally in the following two segments: (i) providing managed health care services to subscribers and (ii) the writing of workers' compensation insurance. The following schedule sets forth information about these two operating segments.

                            FOUNDATION HEALTH SYSTEMS, INC.
                                SEGMENT REPORTING
                                  (In millions)

                                                             QUARTER ENDED                SIX MONTHS ENDED
                                                      ------------------------      -------------------------
                                                        JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                         1997           1996           1997           1996
                                                      ----------      ---------     ----------    -----------
Net revenue from unaffiliated entities:
      Managed health care (1)                         $  1,722.5     $  1,694.5     $  3,474.7    $  3,223.1
      Managed workers' compensation                        147.2          161.1          290.2         308.5
                                                      ----------      ---------     ----------    -----------
                                                      $  1,869.7     $  1,855.6     $  3,764.9    $  3,531.6
                                                      ----------      ---------     ----------    -----------
                                                      ----------      ---------     ----------    -----------
Income (loss) from continuing operations
    before income taxes:
      Managed health care (1)                         $   (297.2)    $     73.6     $   (208.7)   $    163.6
      Managed workers' compensation                          6.7           25.6           25.0          47.3
      Interest expense                                     (17.3)          (9.9)         (32.2)        (19.2)
                                                      ----------      ---------     ----------    -----------
                                                      $   (307.8)    $     89.3     $   (215.9)   $    191.7
                                                      ----------      ---------     ----------    -----------
                                                      ----------      ---------     ----------    -----------
Depreciation and amortization:
      Managed health care (1)                         $     24.0     $     27.2     $     48.0    $     52.2
      Managed workers' compensation                          1.7            1.4            3.3           3.1
                                                      ----------      ---------     ----------    -----------
                                                      $     25.7     $     28.6     $     51.3    $     55.3
                                                      ----------      ---------     ----------    -----------
                                                      ----------      ---------     ----------    -----------
Capital expenditures:
      Managed health care (1)                         $     20.4     $     20.5     $     38.4    $     43.9
      Managed workers' compensation                          3.5            2.9            5.8           4.7
                                                      ----------      ---------     ----------    -----------
                                                      $     23.9     $     23.4     $     44.2    $     48.6
                                                      ----------      ---------     ----------    -----------
                                                      ----------      ---------     ----------    -----------

                                                                   AS OF
                                                      -------------------------
                                                        JUNE 30,    DECEMBER 31,
                                                          1997         1996
                                                      ----------    -----------
Total assets:
      Managed health care (1)                         $  2,813.6    $  2,933.2
      Managed workers' compensation                      1,215.0       1,150.8
                                                      ----------    -----------
                                                      $  4,028.6    $  4,084.0
                                                      ----------    -----------
                                                      ----------    -----------

(1) Includes general corporate balances net of eliminations

NOTE 7 - STOCKHOLDERS' EQUITY

On June 27, 1997 the Company redeemed 4,550,000 shares of its Class B Common Stock from The California Wellness Foundation, the charitable receipient of the proceeds from the conversion of the Company's Health Net subsidiary to for-profit status in 1992. The redemption price was approximately $111.3 million, or $24.47 a share.

NOTE 8 - ACQUISITIONS

ADVANTAGE HEALTH

On April 1, 1997 the Company completed the acquisition of Advantage Health, a group of managed health care companies based in Pittsburgh, PA, for $12.5 million in cash. Advantage Health has approximately 40,000 full-risk members. In 1996 Advantage Health recorded revenues of approximately $56 million, with about 90 percent from health plan operations. The Company purchased Advantage Health from St. Francis Health System, which has a short-term option to re-acquire a 20 percent interest in Advantage Health for $2.5 million. Advantage Health remains a party to long-term provider agreements with the St. Francis Health System.

PACC

On April 9, 1997 the Company announced that it had reached a definitive agreement to acquire PACC, a 116,000 member health plan based in Oregon for an undisclosed amount. The transaction is subject to receipt of all applicable regulatory approvals. The Company expects the transaction to close in the third quarter of 1997.

FIRST OPTION HEALTH PLAN

On April 30, 1997 the Company completed a $51.7 million investment in FOHP, Inc. ("FOHP") based in Red Bank, New Jersey. FOHP is owned by physicians, hospitals and other health care providers and is the sole shareholder of First Option Health Plan of New Jersey, Inc. ("FOHP-NJ"), a managed care company. The Company's investment is in the form of FOHP debentures convertible into up to 71 percent of FOHP's outstanding equity at the Company's discretion. In addition to the investment, the Company will provide a variety of management services to FOHP in return for a percentage of FOHP's premium revenue. The Company, at its option, may also provide information systems and claims processing services to FOHP. First Option currently has more than 250,000 members in New Jersey enrolled in its commercial, Medicare, Medicaid and PPO programs.

PHYSICIANS HEALTH SERVICES

On May 8, 1997 the Company entered into a definitive agreement to acquire Physicians Health Services, Inc. ("PHS") for $29.25 per share, or a total consideration of approximately $300 million. PHS is a 440,000 member health plan with operations in the New York metropolitan area, including northern New Jersey, and throughout the state of Connecticut. The consummation of the transaction is subject to customary conditions, including approval by PHS stockholders and the receipt of all necessary governmental authorizations.
In connection with entering into the definitive acquisition agreement, the Greater Bridgeport Individual Practice Association, Inc., holding a majority of the outstanding voting power of PHS stock, agreed to vote in favor of the transaction. The Company will fund the acquisition with cash on hand and existing bank credit lines. The Company presently expects that the transaction will close in the third or fourth quarter of 1997.

CHRISTIANIA GENERAL INSURANCE CORPORATION

On May 14, 1997 the Business Insurance Group, Inc. ("BIG"), a subsidiary of the Company, acquired the Christiania General Insurance Corporation of New York ("CGIC"). CGIC was purchased by BIG to more effectively compete in the workers' compensation and group accident and health markets outside of California. CGIC is currently licensed in 47 states with 27 workers' compensation licenses and 23 group accident and health licenses.


NOTE 9 - SUBSEQUENT EVENT

On July 8, 1997 the Company entered into a $1.5 billion revolving credit facility with Bank of America as Administrative Agent for the lenders thereto. All previously existing credit facilities were terminated and rolled into this new facility. As of July 8, 1997 the amount outstanding on this line was $860 million.


NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, (EARNINGS PER SHARE) ("SFAS 128") which requires changes in current earnings per share ("EPS") reporting requirements. The Company is required to adopt SFAS 128 in the fourth quarter of 1997. Management expects there to be no significant difference in the calculation and reporting of EPS under the new statement, hence, SFAS 128 is not expected to significantly affect historical or future EPS.

In June, 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (REPORTING COMPREHENSIVE INCOME), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 (DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Foundation Health Systems, Inc. (the "Company") is an integrated managed care organization which administers the delivery of managed health care services. Through its subsidiaries, the Company offers group, Medicaid, individual and Medicare health maintenance organization ("HMO") and preferred provider organization ("PPO") plans; government sponsored managed care plans; and managed care products related to workers' compensation insurance, administration and cost-containment, behavioral health, dental, vision and pharmaceutical products and services.

The current operations of the Company are a result of the April 1, 1997 merger transaction (the "Merger") involving Health Systems International, Inc. ("HSI") and Foundation Health Corporation ("FHC"). Pursuant to the Merger, FH Acquisition Corp., a wholly owned subsidiary of HSI ("Merger Sub"), merged with and into FHC and FHC survived as a wholly owned subsidiary of HSI, which changed its name to "Foundation Health Systems, Inc." and thereby became the Company. Pursuant to the Agreement and Plan of Merger (the "Merger Agreement") that evidenced the Merger, FHC stockholders received 1.3 shares of the Company's Class A Common Stock for every share of FHC common stock held. The shares of the Company's Class A Common Stock issued to FHC's stockholders in the Merger constituted approximately 61% of the outstanding stock of the Company after the Merger and the shares held by the Company's stockholders prior to the Merger (i.e., the prior stockholders of HSI) constituted approximately 39% of the outstanding stock of the Company after the Merger.

The Merger was accounted for as a pooling of interests for accounting and financial reporting purposes. The pooling of interests method of accounting is intended to present, as a single interest, two or more common stockholder interests which were previously independent and assumes that the combining companies have been merged from inception. Consequently, in this Quarterly Report on Form 10-Q, the Company's condensed consolidated financial statements have been prepared and/or restated as though HSI and FHC always had been combined.

Commercial HMO and PPO operations are characterized by the assumption of underwriting risk in return for premium revenue. Government contracts consist of contractual services to state and federal government programs such as CHAMPUS and Medicaid in which the Company receives revenues for administrative and management services and, under most of the contracts, also accepts financial responsibility for health care costs. Workers' compensation services consist of operations in which the Company assumes risk in return for premium revenue and operations in which the Company provides third party administration and bill review services. Specialty services consists both of operations in which the Company assumes underwriting risk in return for premium revenue, including behavioral health, dental and vision HMO products, and operations in which the Company provides administrative services only, including certain of the behavioral health and pharmacy benefits management programs.

CONSOLIDATED OPERATING RESULTS

The Company experienced minimal growth in overall revenues for the quarter ended June 30, 1997 as compared to the same period in calendar year 1996. Growth in revenues from health plan premiums was partially offset by decreases in revenues in the government contracts, workers' compensation and specialty services businesses. The overall medical loss ratio ("MLR") for the quarter and six months ended June 30, 1997 as compared to the same periods in 1996 increased due to continued pricing pressures primarily in the workers' compensation business in California and throughout the Company's health plans as well as an increase in pharmacy costs in the Company's health plans and higher estimated future costs of the claims reported and not yet settled in the Company's California workers' compensation business. Revenues for the six months ended June 30, 1997 increased by 6.6% as compared to revenues for the same period in 1996. Revenue increases from new government contracts and growth in health plan premiums contributed to this increase.

The Company's selling, general and administrative ("SG&A") expenses decreased by 10.6% for the quarter ended June 30, 1997 compared to the same quarter in 1996, and increased 0.7% for the six months ended June 30, 1997 compared to the same period in 1996. The administrative expense ratio (SG&A as a percent of revenue) decreased from 11.5% for the quarter ended June 30, 1996 to 10.2% for the quarter ended June 30, 1997. The administrative expense ratio decreased from 11.4% for the six months ended June 30, 1996 to 10.7% for the six months ended June 30, 1997. Favorable expense reductions have occurred for the quarter and six months ended June 30, 1997 as a percent of revenues due to the Company's ongoing efforts to aggressively control its selling and administrative expenses and a change in the California health plans commission structures. In addition, the disposition of the Company's United Kingdom operations and the reinsurance and administrative contracts with its Gem Insurance Company subsidiary ("Gem") in the quarter ended June 30, 1997 also contributed to the favorable changes.

The difference between the statutory combined federal and state income tax rate of 40.4% and the Company's effective tax rate of 34.9% for the quarter and 34.4% for the six months ended June 30, 1997 on income from continuing operations is primarily due to health plan premiums not subject to income tax in certain states, permanent differences associated with tax exempt interest income, research and experimental tax credits, partially offset by non-amortizable goodwill, non-deductible merger and restructuring costs and other non-deductible items.

Merger, restructuring and other costs caused the net loss in the quarter and six months ended June 30, 1997. Gem reinsurance costs incurred in the quarter ended June 30, 1997 also contributed to the net loss. Income for the quarter ended June 30, 1997 from continuing operations before taxes, excluding the Gem reinsurance costs and merger, restructuring and other costs, increased slightly compared to the same period a year ago. Income for the six months ended June 30, 1997 from continuing operations before taxes, excluding the Gem reinsurance costs and merger, restructuring and other costs, decreased slightly compared to the same period in 1996.

In connection with the Merger, the Company adopted a significant restructuring plan which provides for a workforce reduction of approximately 1,050 employees, the consolidation of employee benefit plans, the consolidation of certain office locations, the consolidation of overlapping provider networks, and the consolidation of information systems to standard systems. Management anticipates that substantial payroll, rent and other cost savings will be obtained once the plan is fully implemented. The restructuring charge for the quarter ended
June 30, 1997 totaled $188.1 million. The major components of this charge include $68.1 million for severance and benefit related costs, $43.2 million for provider network consolidation costs, $32.6 million for real estate lease termination costs, and $44.2 million for asset impairment costs.

Merger related costs for the quarter ended June 30, 1997 totaling $74.0 million consisted primarily of $28.8 million of transaction costs, $25.5 million of integration costs, $3.1 million of directors and officers liability insurance costs, and $9.6 million of debt facilities consolidation costs.

Other charges for the quarter ended June 30, 1997 consist primarily of $30.5 million for IPA receivables related to provider contracts that will not be renewed, $17.2 for government receivables, $13.4 million for litigation settlement estimates, $12.6 million for the loss on the disposal of the United Kingdom operations, and $5.2 million for losses on subscriber contracts.

The Company's ability to expand its business is dependent, in part, on competitive premium pricing and its ability to secure cost-effective contracts with providers. Achieving these objectives is becoming increasingly difficult due to the competitive environment. In addition, the Company's profitability is dependent, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, integration of acquired companies, regulatory changes, utilization, new technologies, hospital costs, major epidemics and numerous other external influences may affect the Company's operating results. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical records to anticipate results or future period trends.

Certain of the Company's HMO and insurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for expenses with respect to reported and unreported claims incurred. These reserves are estimates of future costs based on various assumptions. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience, which in the past has resulted and in the future could result in loss reserves being too high or too low. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicial administration of claims, medical costs and other factors. Future loss development or governmental regulators could require reserves for prior periods to be increased, which would adversely impact earnings in future periods. In light of present facts and current legal interpretations, management believes that adequate provisions have been made for claims and loss reserves.


LINE OF BUSINESS REPORTING

The Company currently operates in two industry segments, managed health care and managed workers' compensation. The managed health care segment's continuing operations are in three primary lines of business (i) health plan services; (ii) government contracts; and (iii) specialty services.

The following table presents financial information reflecting the Company's continuing operations for both segments and its primary lines of business:

                  FOUNDATION HEALTH SYSTEMS, INC.
              LINE OF BUSINESS FINANCIAL INFORMATION
               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                            (UNAUDITED)

                                                                                                               Quarter Ended
                                                                 Quarter Ended June 30, 1997                   June 30, 1996
                                                         -------------------------------------------     -------------------------
                                                                             Percent        Percent                       Percent
                                                           Amount or        of Total        Increase     Amount or        of Total
                                                            Percent          Revenue       (Decrease)    Percent          Revenue
                                                         ------------       --------       ---------    -----------       --------
Revenues:
  Health plan premiums                                   $  1,408,317           75.3%           4.3%    $1,349,722           72.7%
  Government contracts                                        223,620           12.0          (11.6)       252,830           13.6
  Workers' compensation revenue                               134,476            7.2          (11.2)       151,484            8.2
  Specialty services revenue                                   62,063            3.3           (9.8)        68,770            3.7
  Investment and other income                                  41,249            2.2           25.7         32,805            1.8
                                                         ------------       --------                   -----------        --------
                                                            1,869,725          100.0            0.8      1,855,611          100.0
                                                         ------------       --------                   -----------        --------

Expenses:
  Health plan services                                      1,183,993           63.3            5.7      1,119,757          60.3
  Government health care services                             166,488            8.9          (17.1)       200,877          10.8
  Workers' compensation costs                                 131,219            7.0            0.8        130,183           7.0
  Specialty services costs                                     56,102            3.0          (11.7)        63,519           3.4
  Selling, general and administrative (SG&A)                  190,869           10.2          (10.6)       213,434          11.5
  Amortization and depreciation                                25,716            1.4          (10.2)        28,622           1.5
  Interest expense                                             17,254            0.9           74.2          9,904           0.5
  Merger, restructuring and other costs                       348,400           18.6              -              -           -
  Gem reinsurance costs                                        57,500            3.1              -              -           -
                                                         ------------       --------                   -----------        --------
                                                            2,177,541          116.5           23.3      1,766,296          95.2
                                                         ------------       --------                   -----------        --------
Income (loss) from continuing operations                     (307,816)         (16.5)        (444.6)        89,315           4.8
before income taxes

Income tax provision (benefit)                               (107,692)          (5.8)        (469.7)        29,127           1.6
                                                         ------------       --------                   -----------        --------
Income (loss) from continuing operations                  $  (200,124)         (10.7)%       (432.5)     $  60,188           3.2%
                                                         ------------       --------                   -----------        --------
                                                         ------------       --------                   -----------        --------
Earnings (loss) per share from continuing operations         $  (1.59)                       (431.4)      $  0.48
                                                         ------------                                  -----------
                                                         ------------                                  -----------

Weighted average common and common
stock equivalent shares outstanding                       125,783,672                          0.3     125,381,721
                                                         ------------                                  -----------
                                                         ------------                                  -----------
Operating ratios:
   Health plan loss ratio                                        84.1%                                       83.0%
   Government contracts ratio                                    74.5                                        79.5
   Workers' compensation ratio                                   97.6                                        85.9
   Specialty services ratio                                      90.4                                        92.4
   SG&A to total revenues                                        10.2                                        11.5
   Effective tax rate (benefit)                                 (34.9)                                       32.6


                     FOUNDATION HEALTH SYSTEMS, INC.
                   LINE OF BUSINESS FINANCIAL INFORMATION
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)

                                                                                                          Six Months Ended
                                                              Six Months Ended June 30, 1997             June 30, 1996
                                                    -------------------------------------------     -------------------------
                                                                        Percent        Percent                       Percent
                                                      Amount or        of Total        Increase     Amount or        of Total
                                                       Percent          Revenue       (Decrease)    Percent          Revenue
                                                    ------------       --------       ---------   ------------       --------
Revenues:
     Health plan premiums                           $  2,828,413           75.1%           6.3%   $ 2,660,904           75.3%
     Government contracts                                469,654           12.5           17.4        400,177           11.3
     Workers' compensation revenue                       265,140            7.0           (8.4)       289,315            8.2
     Specialty services revenue                          125,886            3.3            0.9        124,780            3.5
     Investment and other income                          75,775            2.0           34.3         56,418            1.6
                                                     -----------        -------                   -----------        -------
                                                       3,764,868          100.0            6.6      3,531,594          100.0
                                                     -----------        -------                   -----------        -------
Expenses:
     Health plan services                              2,366,273           62.9            7.8      2,196,024          62.2
     Government health care services                     357,400            9.5           17.6        303,939           8.6
     Workers' compensation costs                         253,746            6.7            0.8        251,632           7.1
     Specialty services costs                            109,703            2.9           (2.3)       112,263           3.2
     Selling, general and administrative (SG&A)          404,132           10.7            0.7        401,443          11.4
     Amortization and depreciation                        51,316            1.4           (7.3)        55,348           1.6
     Interest expense                                     32,259            0.9           67.9         19,213           0.5
     Merger, restructuring and other costs               348,400            9.3              -              -           -
     Gem reinsurance costs                                57,500            1.5              -              -           -
                                                     -----------        -------                   -----------        -------
                                                       3,980,729          105.7           19.2      3,339,862          94.6
                                                     -----------        -------                   -----------        -------
Income (loss) from continuing operations                (215,861)          (5.7)        (212.6)       191,732           5.4
before income taxes

Income tax provision (benefit)                           (74,214)          (2.0)        (212.7)        65,877           1.9
                                                     -----------        -------                   -----------        -------
Income (loss) from continuing operations             $  (141,647)          (3.8)%       (212.5)    $  125,855           3.6%
                                                     -----------        -------                   -----------        -------
                                                     -----------        -------                   -----------        -------
Earnings (loss) per share from continuing operations $    (1.13)                       (211.6)    $     1.01
                                                     -----------                                  -----------
                                                     -----------                                  -----------
Weighted average common and common
stock equivalent shares outstanding                  125,740,759                           0.8    124,736,140
                                                     -----------                                  -----------
                                                     -----------                                  -----------
Operating ratios:
    Health plan loss ratio                                  83.7%                                        82.5%
    Government contracts ratio                              76.1                                         76.0
    Workers' compensation ratio                             95.7                                         87.0
    Specialty services ratio                                87.1                                         90.0
    SG&A to total revenues                                  10.7                                         11.4
    Effective tax rate (benefit)                           (34.4)                                        34.4

Enrollment (in thousands):
Health Plan:
    Commercial                                             2,701                          (3.0)        2,784*
    Medicare risk                                            252                          10.0           229
    Medicaid                                                 353                           9.0           324
                                                     -----------                      --------     ---------
                                                           3,306                          (0.9)        3,337
                                                     -----------                      --------     ---------
Government:
    CHAMPUS PPO and indemnity                                933                         (13.0)        1,072
    CHAMPUS HMO                                              578                          26.5           457
                                                     -----------                      --------     ---------
                                                           1,511                          (1.2)        1,529
                                                     -----------                      --------     ---------
    Combined                                               4,817                          (1.0)%       4,866
                                                     -----------                      --------     ---------
                                                     -----------                      --------     ---------

*  Includes 197,000 from Gem Insurance Company and the U.K.
   operations which are excluded in 1997.

MANAGED HEALTH CARE SEGMENT

HEALTH PLAN OPERATIONS

Revenues generated by the Company's health plan operations increased 4.3% in the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996 and 6.3% for the six months ended June 30, 1997 compared to the same period in 1996 primarily due to enrollment increases in the Medicare and Medicaid lines of business in the California market, annual increases in Medicare premiums, and commercial enrollment increases in markets outside of California. The Company expects continued pressure from employer groups and government agencies to reduce premiums.

Health care costs on a per member basis increased for the quarter and six months ended June 30, 1997 as compared to the quarter and six months ended June 30, 1996 primarily due to higher pharmacy costs. In the California market, health care costs increased as a result of higher pharmacy costs for both the commercial and Medicare lines of business, percentage of premium provider contracting arrangements, increased utilization in the Medicare line of business, and increased enrollment in the Medicaid line of business. The health plans loss ratio increased from 83.0% for the quarter ended June 30, 1996 to 84.1% for the quarter ended June 30, 1997 and from 82.5% for the six months ended June 30, 1996 to 83.7% for the six months ended June 30, 1997. Continued downward pressure on pricing, coupled with increased pharmacy costs and utilization contributed to the overall health plan loss ratio increase.

GOVERNMENT CONTRACTS

Government contract revenues decreased 11.6% in the quarter ended June 30, 1997 as compared to the same quarter in 1996 as a result of improved health care and subcontractor performance on the California/Hawaii and Washington/Oregon contracts, which lowered revenues due to the risk sharing features of these government contracts. Revenues for the six months ended June 30, 1997 increased 17.4% compared to the same period in 1996 because the California/Hawaii contract did not commence until April, 1996.

Government health care costs as a percentage of government contract revenues decreased from 79.5% for the quarter ended June 30, 1996 to 74.5% for the quarter ended June 30, 1997 as a result of the improved health care and subcontractor cost performance on the California/Hawaii and Washington/Oregon contracts. The cost percentage for the six months ended June 30, 1997 increased only 0.1% as compared to the same period in 1996, which is a function of the addition of the California/Hawaii contract in 1997.

SPECIALTY SERVICES

Specialty services operations are comprised of several companies including behavioral health, pharmacy benefits management, dental, vision and a third party health care administrator. Revenues generated by the Company's specialty services operations decreased in the quarter ended June 30, 1997 compared to the same period in 1996 primarily due to the sale of certain ancillary health care service operations in the fourth quarter of 1996. Revenues for the six months ended June 30, 1997 compared to the same period in 1996 increased due to the acquisition of Managed Health Network, Inc. ("MHN") in March, 1996.

The Company expects continued pressure from employer groups to maintain modest increases in premiums for behavioral health, dental and vision products. Specialty services costs have decreased as a percent of specialty services revenue from 92.4% for the quarter ended June 30, 1996 to 90.4% for the quarter ended June 30, 1997. The decrease is due to the synergies in operating costs created after the acquisition of MHN which was purchased in the quarter ended March 31, 1996. Specialty services costs for the six months ended June 30, 1997 decreased to 87.1% as a percent of revenue compared to 90.0% for the same period in 1996. This decrease was also due to the favorable benefits of the MHN acquisition.

MANAGED WORKERS' COMPENSATION SEGMENT

Business Insurance Group, Inc. ("BIG") is a leading national managed care workers' compensation group and a subsidiary of the Company. BIG owns the following seven affiliate companies: California Compensation Insurance Company, a specialty workers' compensation carrier writing primarily in California; Business Insurance Company, a national workers' compensation specialty carrier; Christiania General Insurance of New York, licensed to write multiple lines of business in approximately 47 states; Combined Benefits Insurance Company, writing single source workers' compensation and employee health insurance primarily in California; Reviewco, which provides bill review, utilization management and PPO network services nationally; FIRM Solutions, a national risk management and TPA company; and Claims Technical Services, a wholly owned subsidiary of FIRM Solutions, specializing in providing temporary employees to the workers' compensation and health insurance industry (collectively referred to as the "Workers' Compensation Companies").

The Workers' Compensation Companies entered into a quota share reinsurance agreement ("quota share treaty") with a non-affiliated national reinsurance company, effective July 1, 1996, and also entered into an aggregate excess of loss treaty ("aggregate treaty") with the same reinsurer as of January 1, 1997.

The Workers' Compensation Companies previously utilized a quota share treaty from January 1990 through June 1994, at ceding rates ranging from 5% to 40%. Under the current quota share treaty, the percentage of premiums earned, losses and loss adjustment expenses incurred ceded to the reinsurer was 30% from July 1, 1996 to December 31, 1996, and 7.5% for the period of January 1, 1997 to June 30, 1997. A ceding commission is accrued based on actual loss experience reported for the subject period.

Under the aggregate treaty, during the six months ended June 30, 1997, $29.8 million of premium revenue and $37.2 million of losses and loss adjustment expenses were ceded to the reinsurer.

Net premiums earned before quota share and aggregate excess of loss reinsurance ceded increased by 7.6% for the quarter ended June 30, 1997 to $151.0 million from $140.3 million for the quarter ended June 30, 1996. The growth in premiums is due primarily to national expansion through the Company's multi-state insurance workers' compensation subsidiary in states outside of California. Premiums earned on workers' compensation policies issued in California continue to be affected by severe price competition since the start of competitive rating in January, 1995. Due to the premiums ceded in the quota share and the aggregate reinsurance treaties, net premiums earned in the current quarter declined by 11% compared to 1996.

Net investment income, excluding realized capital gains, increased by 63.6% in the quarter ended June 30, 1997 compared to the comparable quarter last year. The growth in investment income is due to an increase in investable assets from operational cash flow, as well as capital contributions to the workers' compensation companies of $75 million in May, 1996 and $55 million in August, 1996 from borrowings BIG made from its parent.

Three primary ratios are used to measure underwriting performance of the workers' compensation companies: the loss and loss adjustment expense ratio and the underwriting expense ratio, which when added together constitute the combined ratio. A combined ratio of greater than 100% reflects an underwriting loss, while a combined ratio of less than 100% indicates an underwriting profit. These ratios are all calculated as a percentage of net premiums earned.

The following sets forth the workers' compensation companies underwriting experience as measured by its combined ratio and its components for the quarters ended June 30, 1997 and 1996:

The loss and loss adjustment expense ratio for the current quarter increased to 74.0% from 63.4% for the comparable quarter in 1996. The increase in the ratio is due to an increase in the estimated ultimate cost of workers' compensation claims that have not yet been settled as of June 30, 1997. While the frequency of new claims reported in the quarter is consistent with 1996, and the average loss cost of closed claims has also remained unchanged from last year, the estimated future cost of those claims reported but not yet settled has increased. In addition, $5.6 million of favorable prior accident year loss development was recognized in the quarter ended June 30, 1996, which is 4.0% of net premiums earned for the 1996 quarter. During the quarter ended June 30, 1997, there was no favorable prior year development for accident years 1996 and prior.

The underwriting expense ratio increased in the current quarter to 26.4% from 25.5% for the comparable quarter in 1996. The increase is affected by the reduction in net premiums earned due to the aggregate reinsurance treaty, effective January 1, 1997, and the ceded commission accrued on the quota share treaty, which is based on the loss and loss expense experience during the quarter.


LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was $298.6 million for the six months ended June 30, 1997 as compared to cash provided by operating activities of $22.1 million for the comparable period in fiscal year 1996 due to timing of the accrual for and payment of operating payables and due to the timing of receipt or payment of amounts under government contracts and from government agencies. The Company's cash and investments decreased from $1,850.8 million at December 31, 1996 to $1,602.5 million at June 30, 1997 primarily due to the repurchase of stock from The California Wellness Foundation for $111.3 million, the Company's investment in FOHP, Inc. in April, 1997 of $51.7 million and the timing of certain government receipts for health plan services.

Certain of the Company's subsidiaries must comply with minimum capital and surplus requirements under applicable state HMO and insurance laws and regulations, and must have adequate reserves for claims incurred but not yet reported and claims payments. Certain subsidiaries must maintain ratios of current assets to current liabilities of 1:1 pursuant to certain government contracts. The Company believes it is in compliance with these contractual and regulatory requirements in all material respects.

The Company believes that cash from operations, existing working capital and lines of credit are adequate to fund existing obligations, introduce new products and services, complete its pending acquisitions and continue to develop health care-related businesses. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through additional debt or equity, the sale of investment securities or otherwise, as appropriate.

Management of the Company continually evaluates opportunities to expand the Company's commercial, government, insurance and specialty services operations; however, the Company currently has no material commitments for future use of its current or expected levels of available cash resources except as described above. The Company's expansion options may include additional acquisitions and internal development of new products and programs.

As of June 30, 1997 the Company and FHC had three separate revolving credit facilities totaling $1.2 billion. The Company's credit facility dated April 4, 1996 for $700 million with Bank of America as Administrative Agent for the lenders thereto had $556.5 million outstanding as of June 30, 1997. FHC had two credit facilities; the first a $300 million facility dated December 5, 1994 with Citicorp USA, Inc. as Administrative Agent for the lenders thereto, had $300 million outstanding as of June 30, 1997. The other, a $200 million facility dated December 17, 1996 with Citicorp USA, Inc. as Administrative Agent for the lenders thereto, had $105 million outstanding as of June 30, 1997. The total outstanding on the three facilities as of June 30, 1997 was $961.5 million.

On July 8, 1997 the Company entered into a $1.5 billion revolving credit facility with Bank of America as Administrative Agent for the lenders thereto. All previously existing credit facilities were terminated and rolled into this new facility. As of July 8, 1997 the amount outstanding on this line was $860 million.

On June 16, 1997 FHC, a wholly owned subsidiary of the Company, announced a tender offer to repurchase all of its $125 million outstanding principal amount of 7-3/4% Senior Notes due 2003. The purchase price per $1,000 principal amount of notes was $1,054.77. As of June 30, 1997 $124 million of principal amount had been tendered and repurchased. On July 15, 1997 the remaining $1 million of principal amount had been tendered and repurchased.

During the quarter ended June 30, 1997, FHC sold 4,076,087 shares of common stock of FPA Medical Management, Inc. that it had received as consideration in its sale of the affiliated physician-owned Medical Practices and its physician management subsidiary. The proceeds from the sale of stock was about $79 million, or an average of $19.45 per share. In addition, as of June 30, 1997 FPA Medical Management, Inc. prepaid about $98.7 million due on a promissory note received as consideration in the Company's sale of its Medical Practices.

On June 27, 1997 the Company redeemed 4,550,000 shares of its Class B Common Stock from The California Wellness Foundation, the charitable receipient of the proceeds from the conversion of the Company's Health Net subsidiary to for-profit status in 1992. The redemption price was approximately
$111.3 million, or $24.47 a share.

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

Reference is also made to the disclosures contained under the headings "Risk Factors" and "Cautionary Statements" included in the Company's various filings with the Securities and Exchange Commission and the documents incorporated by reference therein, which could cause the Company's actual results to differ from those projected in forward looking statements of the Company made on behalf of the Company. In addition, certain of these factors may have affected the Company's past results and may affect future results.

PART II. OTHER INFORMATION

INTRODUCTION

    As referenced in Part I above, the current operations of Foundation Health Systems, Inc. (the "Company") are a result of the April 1, 1997 merger transaction (the "Merger") involving Health Systems International, Inc. ("HSI") and Foundation Health Corporation ("FHC"). Pursuant to the Merger, FH Acquisition Corp., a wholly owned subsidiary of HSI ("Merger Sub"), merged with and into FHC and FHC survived as a wholly owned subsidiary of HSI, which changed its name to "Foundation Health Systems, Inc." and thereby became the Company. Pursuant to the Agreement and Plan of Merger (the "Merger Agreement") that evidenced the Merger, FHC stockholders received 1.3 shares of the Company's Class A Common Stock for every share of FHC common stock held. The shares of the Company's Class A Common Stock issued to FHC's stockholders in the Merger constituted approximately 61% of the outstanding stock of the Company after the Merger and shares held by the Company's stockholders prior to the Merger (i.e., the prior stockholders of HSI) constituted approximately 39% of the outstanding stock of the Company after the Merger.

    In connection with the Merger, the Company amended its Certificate of Incorporation to change the name of the Company as referenced above and to increase the number of authorized shares of the Company's Common Stock to 380,000,000 shares consisting of 350,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock.

    In connection with the Merger, the Company also, among other things, amended the Company's By-Laws to effect certain changes to the governance provisions of the Company following the Merger, including provisions related to the structure of the Company's Board of Directors and the committees of the Company's Board of Directors. Except in certain circumstances, during a transaction period following the consummation of the Merger and up to, but not including, the election of directors at the Company's May 2000 Annual Meeting of Stockholders, the Company's Board of Directors is to consist of 11 members to be designated as set forth in the Company's Certificate of Incorporation and By-Laws. Pursuant to such designations the Company's Board of Directors is currently comprised of the following ten members (see disclosure below relative to the current vacancy on the Board of Directors):
J. Thomas Bouchard, George Deukmejian, Thomas T. Farley, Patrick Foley, Earl
B. Fowler, Roger F. Greaves, Richard W. Hanselman, Malik M. Hasan, M.D., Richard J. Stegemeier and Raymond S. Troubh.

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

MONACELLI VS. GEM INSURANCE COMPANY

    On December 29, 1994, a lawsuit entitled MARIO AND CHRISTIAN MONACELLI V. GEM INSURANCE COMPANY, ET AL (Case No. CV94-20715) was initiated in Maricopa County (Arizona) Superior Court against Gem Insurance Company, a subsidiary of the Company ("Gem"), for bad faith and misrepresentation. Plaintiffs subsequently asserted claims in the same action against their insurance agent, Mark Davis, for negligence and misrepresentation. The Plaintiffs' claims arose from the rescission of their health insurance policy based on their alleged failure to disclose an X-ray, taken one year before the Plaintiffs filled out their insurance application, which revealed an undiagnosed mass on Mr. Monacelli's lung. Plaintiffs incurred approximately $70,000 in medical expenses in connection therewith. Prior to trial, the agent recanted certain portions of his deposition testimony and admitted that the Plaintiffs had told him that Mr. Monacelli had undergone certain tests which were not revealed on the application. Based on this new information, Gem paid the Plaintiffs' medical expenses with interest.

    The case went to trial in April of 1997 against Gem and the agent. A jury verdict was ultimately rendered awarding the Plaintiffs $1 million in compensatory damages and assessing fault 97% to Gem and 3% to the agent, Mark Davis. In addition, the jury awarded $15 million in punitive damages against Gem. The Monacellis subsequently filed a motion seeking $4 million in attorneys' fees. Post-trial motions (including Gem's motion for judgment notwithstanding the verdict and motion for new trial/motion for remittitur) and the Plaintiffs' motion for an award of attorneys' fees are currently pending. In addition, on July 15, 1997 Gem filed a complaint against Mr. Davis and his spouse in Maricopa County (Arizona) Superior Court (Case No. CV97-13053) asserting a claim for indemnity against Mr. Davis with respect to the MONACELLI case.

MISCELLANEOUS PROCEEDINGS

    The Company and certain of its subsidiaries are also parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of its business. Based in part on advice from litigation counsel to the Company and upon information presently available, management of the Company is of the opinion that the final outcome of all such proceedings should not have a material adverse effect upon the Company's results of operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES

REVOLVING CREDIT FACILITY

    On July 8, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") among the Company, the banks identified therein (the "Banks") and Bank of America National Trust and Savings Association (the "Bank of America"), in its capacity as the Administrative Agent, pursuant to which the Company obtained an unsecured five-year $1.5 billion revolving credit facility. The Credit Agreement replaced (i) the Company's prior Amended and Restated Credit Agreement, dated as of April 26, 1996, with Bank of America, as agent, providing for a $700 million unsecured revolving credit facility and (ii) Foundation Health Corporation's ("FHC's") prior (A) Revolving Credit Agreement, dated as of December 5, 1994, with Citicorp USA, Inc., as agent, providing for a $300 million unsecured revolving credit facility (the "Old FHC Credit Agreement") and
(B) Revolving Credit Agreement, dated as of December 17, 1996, with Citibank, N.A., as administrative agent, providing for a $200 million unsecured revolving credit facility.

    The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Specifically, Section
7.11 of the Credit Agreement provides that the Company and its subsidiaries may, so long as no event of default exists: (i) declare and distribute stock as a dividend; (ii) purchase, redeem or acquire its stock, options and warrants with the proceeds of concurrent public offerings; and (iii) declare and pay dividends or purchase, redeem or otherwise acquire its capital stock, warrants, options or similar rights with cash so long as the sum of such dividends, redemptions and acquisitions does not exceed $300 million plus 25% of the net income of the Company and its subsidiaries in fiscal year 1998 plus 50% of the net income of the Company and its subsidiaries in fiscal year 1999 and subsequent years (calculated on a cumulative consolidated basis).

    Under the Credit Agreement, the Company is: (i) obligated to maintain at all times a Total Leverage Ratio (as such term is defined in the Credit Agreement) not to exceed 3 to 1, a Fixed Coverage Charge (as such term is defined in the Credit Agreement) of not less than 2.75 to 1 and to preserve its combined net worth at not less than the sum of 85% of the combined net worth on June 30, 1997 plus 50% of the net income of the Company and its subsidiaries arising after June 30, 1997 (calculated on a cumulative consolidated basis);
(ii) obligated to limit liens on its assets to those incurred in the normal course and for taxes and other similar obligations; and (iii) subject to customary covenants, to (A) dispose of assets only in the ordinary course and generally at fair value and (B) restrict acquisitions, mergers, consolidations, loans, leases, joint ventures, contingent obligations and certain transactions with affiliates to those permitted under the Credit Agreement.

    In connection with entering into the Credit Agreement, FHC obtained a waiver under a Guaranty Agreement, dated as of May 25, 1997 (the "FHC Guaranty"), until August 15, 1997 in order to enable the Company to negotiate the replacement by the Company of FHC as the guarantor under the FHC Guaranty. The FHC Guaranty incorporates the representations, warranties and covenants of the Old FHC Credit Agreement, as amended from time to time, and it further provides that to the extent the Old FHC Credit Agreement is terminated and is replaced with a similar credit facility, the representations, warranties and covenants of such new credit facility are automatically incorporated into the FHC Guaranty. Since the Old FHC Credit Agreement was replaced with a similar credit facility, i.e., the Credit Agreement, and FHC is not a party to the Credit Agreement, the replacement by the Company of FHC as the guarantor under the FHC Guaranty was required.
Upon replacement by the Company of FHC as the guarantor, FHC will be relieved of all of its obligations under the FHC Guaranty and all other agreements relating thereto.

    The guarantor under the FHC Guaranty guarantees certain obligations of Foundation Health Facilities, Inc., a California corporation ("FHF"), under:
(i) a Lease Agreement, dated as of May 25, 1995, between First Security Bank, National Association (f/k/a First Security Bank of Utah, N.A.) (the "Owner Trustee"), as lessor, and FHF, as lessee, providing for the leasing of certain real property; (ii) an Agency Agreement, dated as of May 25, 1995, between the Owner Trustee and FHF, providing for FHF to act as agent for the Owner Trustee in the acquisition, development and construction of certain real property; and
(iii) any other agreement entered into by FHF in connection with the Participation Agreement, dated as of May 25, 1997, among FHF, FHC, the Owners Trustee, and NationsBank of Texas, N.A., as the administrative agent for certain financial institutions parties to a Credit Agreement, dated as of May 25, 1995, with the Owner Trustee, as the borrower.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the quarter ended June 30, 1997.


ITEM 5.  OTHER INFORMATION

REVOLVING CREDIT FACILITY

    As indicated in Item 2 above, on July 8, 1997 the Company executed the Credit Agreement, which provides for an unsecured five-year $1.5 billion revolving credit facility, to replace (i) the Company's prior $700 million unsecured revolving credit facility with Bank of America, as agent and (ii) FHC's prior (A) $300 million unsecured revolving credit facility with Citicorp USA, Inc., as agent and (B) $200 million unsecured revolving credit facility with Citibank, N.A., as administrative agent.

    The facility is available to the Company and its subsidiaries for general corporate purposes, including Permitted Acquisitions and Joint Ventures. As of July 31, 1997, the Company had drawn approximately $860 million under the facility.

    Bank of America is the administrative agent and co-lead bank with Citibank N.A. for the other participating banks named in the Credit Agreement. At the election of the Company, and subject to customary covenants, loans can be initiated on a bid or committed basis and will carry interest at offshore or domestic rates, but subject to the applicable LIBOR Rate or the Base Rate (which is the higher of .50% above the Federal Funds Rate or the Bank of America "reference rate"). Actual rates on borrowings under the facility will vary based on competitive bidding and the Company's long-term senior unsecured debt rating and Total Leverage Ratio (as such term is defined in the Credit Agreement) at the time of the borrowing. The facility is available for five years, until July 2002, but may be extended, under certain circumstances, for two additional years until July 2004.

    Loans under the facility are unsecured but the Company and its subsidiaries are subject to affirmative and negative covenants. As described in Item 2 above, these include limitations on the payment of cash dividends on the Company's capital stock and, in certain cases, the redemption or repurchase of capital stock or securities. In addition to obligations incurred under the facility, the Company and its subsidiaries are entitled to incur certain types of Indebtedness in an aggregate amount of up to $500 million.

    Under the Credit Agreement, the Company is: (i) obligated to maintain at all times a Total Leverage Ratio not to exceed 3 to 1, a Fixed Charge Coverage of not less than 2.75 to 1 and to preserve its combined net worth at not less than the sum of 85% of the combined net worth on June 30, 1997 plus 50% of the net income of the Company and its subsidiaries arising after June 30, 1997 (calculated on a cumulative consolidated basis); (ii) obligated to limit liens on its assets to those incurred in the normal course and for taxes and other similar obligations; and (iii) subject to customary covenants, to (A) dispose of assets only in the ordinary course and generally at fair value and (B) restrict acquisitions, mergers, consolidations, loans, leases, joint ventures, contingent obligations and certain transactions with affiliates to those permitted under the Credit Agreement.

CAUTIONARY STATEMENTS

    In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, HSI has previously filed with its Annual Report on Form 10-K for the year ended December 31, 1996 and FHC has previously filed with its Annual Report on Form 10-K/A Amendment No. 3 for the year ended June 30, 1996 certain cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company.

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

    Effective July 16, 1997, Mr. Crowley resigned as a director of the Company. As a result, there currently exists a vacancy in the Class I directors which will be filled pursuant to the Merger Agreement after an appropriate recommendation from the Committee on Directors. The Committee on Directors intends to conduct a process of screening qualified individuals for this vacancy.

    Allen J. Marabito resigned as Senior Vice President and General Counsel of the Company as of May 1, 1997 and entered into a Consulting Agreement with the Company as of such date for a two year term. Pursuant to such Consulting Agreement, the Company and Mr. Marabito also entered into a mutual general release.

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

    As part of the transaction, the Company also provides a variety of management services to FOHP, including provider contracting, utilization review and quality assurance and employee relations, sales and marketing and strategic planning. The Company receives monthly management fees from FOHP for such services in an amount equal to two percent of FOHP's premium revenue. The Company, at its option, may also provide information systems and claims processing services to FOHP. Approximately $1,700,000 of the $51.7 million principal amount of the FOHP Debentures reflected fees paid to the Company by FOHP for such management services provided by the Company prior to the closing of the sale of the FOHP Debentures; such principal amount was immediately converted into FOHP common stock.

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

    The transaction is structured as a merger of PACC into QMO, with QMO as the surviving corporation to be renamed FHS of Oregon, Inc. or a similar-type name. Such merger will be immediately preceded by an acquisition and assumption by QualMed Washington Health Plan, Inc. (a Washington corporation and indirect wholly-owned subsidiary of the Company) of various contracts of PACC relating to PACC's health care service contractor business in the State of Washington and the acquisition and assumption by QualMed Health and Life Insurance Company (an insurance company domesticated under the laws of the State of Colorado and an indirect wholly-owned subsidiary of the Company) of various contracts of PACC relating to PACC's health maintenance organization business in the State of Washington.

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

PHYSICIANS HEALTH SERVICES, INC.

    On May 8, 1997, the Company entered into a definitive agreement to acquire Physicians Health Services, Inc. ("PHS") for $29.25 per share, or a total consideration of approximately $300 million. PHS is a 440,000-member health plan with operations in the New York metropolitan area, including northern New Jersey, and throughout the state of Connecticut. Consummation of the transaction is subject to customary conditions, including approval by PHS's stockholders and the receipt of all necessary governmental authorizations. In connection with entering into the definitive acquisition agreement, the Greater Bridgeport Individual Practice Association, Inc., holding a majority of the outstanding voting power of PHS stock, has agreed to vote in favor of the transaction. The Company will fund the acquisition with cash on hand and existing bank credit lines. The Company presently expects that the transaction will close in the third quarter or fourth quarter of 1997.

GEM INSURANCE COMPANY

    Gem Insurance Company ("Gem") was acquired by the Company as a result of FHC's acquisition of Intergroup Healthcare Corporation and the Thomas Davis Medical Center in 1994. Gem is a Utah-domiciled life and health insurance company, admitted to write group and individual medical and life insurance in nine states and it has policies in force in the following seven states:
Arizona, Colorado, Nebraska, Nevada, New Mexico, Texas and Utah. It is licensed but not active in Oregon and Washington.

    As referenced at Part I above, the Company has reached definitive agreements relating to a reinsurance transaction with The Centennial Life Insurance Company ("Centennial") involving Gem to be effective as of April 1, 1997.

    In this connection, pursuant to a Quota Share Reinsurance Agreement (the "Reinsurance Agreement"), Gem will cede to Centennial on an indemnity basis one hundred percent (100%) of the policy liabilities of Gem in return for all of Gem's premium income, policy reserves and a cash payment by the Company. In addition, pursuant to an Administration, Management and Transfer Agreement (the "Administration Agreement"), Centennial will: (i) provide complete administration of the policies subject to the Reinsurance Agreement; (ii) offer employment to all Gem employees; (iii) sublet the office space of Gem; and (iv) purchase all the furniture, equipment, computer hardware and software owned of Gem.

    Although the transaction is subject to receipt of appropriate regulatory approvals, such approval is imminent and will authorize the retroactive April 1, 1997 effective date referenced above.

CHRISTIANIA GENERAL INSURANCE CORPORATION

    On May 14, 1997, the Business Insurance Group, Inc., a subsidiary of the Company ("BIG"), acquired the Christiania General Insurance Corporation of New York ("CGIC"). CGIC was purchased by BIG to more effectively compete in the workers' compensation and group accident and health markets outside of California. CGIC is currently licensed in 47 states, with 27 workers' compensation licenses and 23 group accident and health licenses.

THE CALIFORNIA WELLNESS FOUNDATION

    Pursuant to the Amended Foundation Shareholder Agreement, dated as of January 28, 1992 (the "CWF Shareholder Agreement"), by and among the Company, The California Wellness Foundation (the "CWF") and certain stockholders (the "HNMH Stockholders") of HN Management Holdings, Inc. (a predecessor to the Company) ("HNMH") named therein, the CWF is subject to various volume and manner of sale restrictions specified in the CWF Shareholder Agreement which limit the number of shares that the CWF may dispose of prior to December 31, 1998.

    Under the relevant provisions of California law, when a corporation converts from nonprofit to for-profit corporate status, the equivalent of the fair market value of the nonprofit corporation must be contributed to a successor charity that has a charitable purpose consistent with the purposes of the nonprofit entity. The CWF was formed to be the charitable recipient of the conversion settlement when Health Net (a subsidiary of the company) effected a conversion from nonprofit to for-profit status, which occurred in February 1992 (the "Conversion"). In connection with the Conversion, Health Net issued to the CWF promissory notes in the original principal amount of $225 million (the "CWF Notes") and shares of Class B Common Stock (which immediately prior to the business combination involving HNMH and QualMed, Inc. were split to become 25,684,152 shares of Class B Common Stock then held by the CWF). While such shares are held by the CWF, they are entitled to the same economic benefit of Class A Common Stock, but are non-voting in nature. If the CWF sells or transfers such shares to an unrelated third party, they automatically convert to Class A Common Stock.

    In addition, the CWF Shareholder Agreement, in conjunction with the Letter Agreement executed by the Company and the Trustees of a Trust (holding shares on behalf of the HNMH

Stockholders) on March 9, 1995 and ratified by the Company's Board of Directors on March 16, 1995 (the "Letter Agreement") requires the CWF to offer its shares of Class B Common Stock to the Company prior to selling such shares to any other person. In this respect, the CWF Shareholder Agreement permits the CWF to offer and sell up to 80% of the CWF's interest in the Class B Common Stock (or all but 5,136,830 of such shares) to the Company prior to December 31, 1998. The CWF Shareholder Agreement, in conjunction with the Letter Agreement, requires the CWF to provide the Company with notice on or before January 31 of each year setting forth the number of shares, if any, being offered to the Company. The Company then has 45 days following receipt of such notice to notify the CWF of its intention to purchase such number of shares. On January 27, 1997, the CWF provided the Company with notice of its offer to sell 3,852,653 shares of Class B Common Stock, provided that at the Company's option the number of shares could be increased to not more than 5,000,000 shares. Pursuant to such offer and subsequent letter agreements (collectively, the "1997 Notice Materials") the CWF agreed to extend until June 20, 1997 the time by which the Company could notify the CWF of its intention to purchase or redeem such number of shares of Class B Common Stock. Accordingly, after appropriate notice was given and effective June 27, 1997, the Company redeemed 4,550,000 shares of Class B Common Stock from the CWF at a price of $24.469 per share.

    In addition, on June 18, 1997, the Company provided its consent under the CWF Shareholder Agreement to permit the CWF to sell 3,000,000 shares of Class B Common Stock to an unrelated third party. Pursuant to the 1997 Notice Materials, the CWF also retained the right to sell the balance of the 5,000,000 shares not redeemed by the Company (or up to 450,000 shares) to unrelated third parties. Sales of 298,300 of such 450,000 shares to unrelated third parties had been consummated as of August 12, 1997. Pursuant to the Company's Certificate of Incorporation, such 3,000,000 shares and 298,300 shares of Class B Common Stock automatically converted into shares of Class A Common Stock in the hands of such third parties.

    As a result of such transactions, the CWF now holds 11,449,342 shares of Class B Common Stock and, as of June 30, 1997, approximately $19 million in principal of the CWF Notes remained outstanding.

REDEMPTION OF FHC PUBLIC DEBT

    FHC, a subsidiary of the Company, consummated a cash tender offer on June 27, 1997 of all of its $125 million outstanding principal amount of 7 3/4% Senior Notes due 2003 (the "FHC Notes"). As part of this repurchase, FHC and the trustee for the FHC Notes also executed a supplemental indenture which removed substantially all of the restrictive covenants contained in the Indenture for the FHC Notes.

    The price paid for each tendered FHC Note was based on a fixed spread of 25 basis points over the reference yield of the 6 1/4% U.S. Treasury Notes due February 15, 2003, plus accrued and unpaid interest to the applicable settlement date. Accordingly, the reference yield was

6.365%, the reference yield plus the fixed spread was 6.615% and the purchase price per $1,000 principal amount of the FHC Notes was $1,054.77, plus accrued and unpaid interest.

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

    2.2 Agreement and Plan of Merger, dated May 8, 1997, by and among the Company, PHS Acquisition Corp. and Physicians Health Services, Inc. (filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    3.1 Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

    *3.2 Fifth Amended and Restated Bylaws of the Registrant, a copy of which is filed herewith.

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

    4.3 Form of Indenture of Foundation Health Corporation ("FHC") (filed as an exhibit to FHC's Registration Statement on Form S-3 (File No. 33-68684), which is incorporated by reference herein).

    4.4 Form of Senior Notes of FHC (filed as an exhibit to FHC's Registration Statement on Form S-3 (File No. 33-68684), which is incorporated by reference herein).

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

    10.4 Severance Payment Agreement dated March 31, 1997 between the Company and Health Net and James J. Wilk (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    10.5 Severance Payment Agreement, dated as of April 25, 1994, among the Company, QualMed, Inc. and B. Curtis Westen (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    10.6 Letter Agreement dated April 23, 1997 between B. Curtis Westen and the Company (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

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

    10.14    The Company's Performance-Based Annual Bonus Plan (filed as
             Exhibit 10.35 to Registration Statement on Form S-4
             (File No. 33-86524) which is incorporated by reference herein).

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

    10.18    The Company's 1995 Stock Appreciation Right Plan (filed as Exhibit
             10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, which is incorporated by reference herein).

    10.19 Amended and Restated Credit Agreement dated as of April 26, 1996 among the Company, Bank of America National Trust and Savings Association, as Agent, and financial institutions party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 3, 1996, which is incorporated by reference herein).

    10.20 Amendment No. 1 to Credit Agreement dated as of May 10, 1996 among the Company, Bank of America National Trust and Savings Association, as Agent, and financial institutions party thereto (filed as Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which is incorporated by reference herein).

    10.21 Amendment No. 2 to Credit Agreement dated as of May 28, 1996 among the Company, Bank of America National Trust and Savings Association, as Agent, and financial institutions party thereto (filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated by reference herein).

    10.22 Amendment No. 3 to Credit Agreement dated as of January 31, 1997 among the Company, Bank of America National Trust and Savings Association, as Agent, and financial institutions party thereto (filed as Exhibit 10.33 to the Company's Annual Report on Form
             10-K for the year ended December 31, 1996, which is incorporated by reference herein).

    *10.23 Credit Agreement dated July 8, 1997 among the Company, the banks identified therein and Bank of America National Trust and Savings Association in its capacity as Administrative Agent (providing for an unsecured $1.5 billion revolving credit facility), a copy of which is filed herewith.

    10.24 Employment Letter Agreement dated May 28, 1996 between Michael D. Pugh and QualMed, Inc. (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated by reference herein).

    10.25 Employment Letter Agreement dated June 4, 1996 between Arthur M. Southam and the Company and Health Net (filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated by reference herein).

    10.26 Employment Letter Agreement dated July 3, 1996 between Jay M. Gellert and the Company (filed as Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated by reference herein).

    10.27 Employment Letter Agreement dated September 30, 1996 between Douglas C. Werner and the Company (filed as Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated by reference herein).

    10.28 Rights Agreement dated as of June 1, 1996 by and between the Company and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File No. 001-12718) which is incorporated by reference herein).

    10.29 First Amendment to the Rights Agreement dated as of October 1, 1996, by and between the Company and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated by reference herein).

    10.30 Amended and Restated Employment Agreement, dated December 16, 1996, by and among the Company, Foundation Health Corporation and Daniel D. Crowley (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4 (File No. 333-19273), which is incorporated by reference herein).

    10.31 Employment Agreement Termination Agreement, dated as of May 1, 1997, by and between Daniel D. Crowley, the Company and FHC (filed as Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

    10.32 Amended and Restated Employment Agreement, dated December 16, 1996, by and among the Company, Foundation Health Corporation and Kirk A. Benson (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-4 (File No. 333-19273), which is incorporated by reference herein).

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

    *10.35 Consulting Agreement, dated as of May 1, 1997, between the Company, FHC and Allen J. Marabito, a copy of which is filed herewith.

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

    *10.45 Foundation Health Systems, Inc. 1997 Stock Option Plan, a copy of which is filed herewith.

    *10.46 Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan, a copy of which is filed herewith.

    *10.47 Foundation Health Systems, Inc. Employee Stock Purchase Plan, a copy of which is filed herewith.

    *10.48 Foundation Health Systems, Inc. Performance-Based Annual Bonus Plan, a copy of which is filed herewith.

     10.49 Participation Agreement dated as of May 25, 1995 among Foundation Health Medical Services, as Construction Agent and Lessee, FHC, as Guarantor, First Security Bank of Utah, N.A., as Owner Trustee, Sumitomo Bank Leasing and Finance, Inc., The Bank of Nova Scotia and NationsBank of Texas, N.A., as Holders and NationsBank of Texas, N.A., as Administrative Agent for the Lenders; and Guaranty Agreement dated as of May 25, 1995 by FHC for the benefit of First Security Bank of Utah, N.A. (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

     10.50 FHC's Deferred Compensation Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

     10.51 FHC's Supplemental Executive Retirement Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

     10.52 FHC's Executive Retiree Medical Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

     10.53 Agreement and Plan Reorganization dated January 9, 1996 by and between FHC and Managed Health Network, Inc. (filed as Annex 1 of Proxy Statement/Prospectus contained in FHC's Registration Statement on Form S-4 (File No. 333-00517), which is incorporated by reference herein).

    10.54 Stock and Note Purchase Agreement by and between FHC, Jonathan H., Schoff, M.D., FPA Medical Management, Inc., FPA Medical Management of California, Inc. and FPA Independent Practice Association dated as of June 28, 1996 (filed as Exhibit 10.109 to FHC's Annual Report on Form 10-K for the year ended June 30, 1996, which is incorporated by reference herein).

    10.55 $300 Million Revolving Credit Agreement (the "FHC Credit Agreement") dated as of December 5, 1994, among FHC, as Borrower, Citicorp USA, Inc., as Administrative Agent, Wells Fargo Bank, N.A. and NationsBank of Texas, N.A., as Co-Agents and Citicorp Securities, Inc., as Arranger, and the Other Banks and Financial Institutions Party thereto (filed as an Exhibit to FHC's quarterly report on Form 10-Q for the quarter ended December 31, 1994 filed with the Commission on February 14, 1994, which is incorporated by reference herein).

    10.56 First Amendment Agreement (to the FHC Credit Agreement) dated as of August 9, 1995 among FHC, as Borrower, the Lenders parties to the FHC Credit Agreement, Citicorp USA, Inc., as Administrative Agent, Wells Fargo Bank, N.A. and NationsBank of Texas, N.A., as Co-Agents, and Citicorp Securities, Inc., as Arranger (filed as
             Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    10.57 Second Amendment Agreement (to the FHC Credit Agreement), dated as of June 28, 1996 among FHC, the Lenders and Citicorp USA, Inc. (filed as Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    10.58 Third Amendment Agreement and Waiver (to the FHC Credit Agreement) dated December 13, 1996 among FHC, the Lenders and Citibank, N.A. (as successor to Citicorp USA, Inc.), as Administrative Agent (filed as Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    10.59 Fourth Amendment Agreement and Waiver (to the FHC Credit Agreement) dated January 28, 1997 among FHC, the Lenders and Citibank, N.A. (as successor to Citicorp USA, Inc.), as Administrative Agent (filed as Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    10.60 Fifth Amendment Agreement (to the FHC Credit Agreement) dated April 1, 1997 among FHC, the Lenders and Citibank, N.A. (as successor to Citicorp USA, Inc.), as Administrative Agent (filed as Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    10.61 $200 million Revolving Credit Agreement (the "FHC Revolving Credit Agreement") dated as of December 17, 1996 among FHC, the Lenders and Citibank, N.A., as Administrative Agent for the Lenders (filed as Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    10.62 First Amendment Agreement and Waiver (to the FHC Revolving Credit Agreement) dated as of January 28, 1997 among FHC, the Lenders and Citibank, N.A., as Administrative Agent for the Lenders (filed as
             Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    10.63 Second Amendment Agreement and Waiver (to the FHC Revolving Credit Agreement) among FHC, the Lenders and Citibank, N.A., as Administrative Agent for the Lenders (filed as Exhibit 10.59 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    10.64 Lease Agreement between HAS-First Associates and FHC dated August 1, 1998 and form of amendment thereto (filed as an exhibit to FHC's Registration Statement on Form S-1 (File No. 33-34963), which is incorporated by reference herein).

    10.65 Agreement and Plan of Reorganization dated as of June 27, 1994 by and among FHC, CareFlorida Health Systems, Inc., and the other parties signatory thereto (filed as an exhibit to FHC's Current Report on Form 8-K filed with the Commission on June 28, 1994, which is incorporated by reference herein).

    10.66 Agreement and Plan of Merger dated as of July 28, 1994 between FHC and Intergroup Healthcare Corporation (filed as an exhibit to FHC's Current Report on Form 8-K filed with the Commission on August 9, 1994, which is incorporated by reference herein).

    10.67 Agreement and Plan of Merger dated as of July 28, 1994 between FHC and Thomas-Davis Medical Centers, P.C. (filed as an exhibit to FHC's Current Report on Form 8-K filed with the Commission on August 9, 1994, which is incorporated by reference herein).

    *11.1 Statement relative to computation of earnings per share of the Company, a copy of which is filed herewith.

    21.1 Subsidiaries of the Company's (filed as Exhibit 21.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    *27.1 Financial Data Schedule, a copy of which is filed with the EDGAR version of this filing.


              *    A copy of the Exhibit is filed herewith.

(b) REPORTS ON FORM 8-K

    The following Current Reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 1997:

    1. A Current Report on Form 8-K dated April 1, 1997 was filed by the Company on April 3, 1997 announcing consummation of the merger transaction (the "Merger") involving the Company and Foundation Health Corporation ("FHC").

    2.   A Current Report on Form 8-K/A was filed by the Company on May 9,
         1997 providing the financial information required by Item 7(a) and
         Item 7(b) of Form 8-K with respect to the Merger referenced above. In this connection, the following financial statements were incorporated by reference into the Form 8-K/A: (i) audited consolidated financial statements for each of the years in the three year period ended June 30, 1996 (contained in the Annual Report on Form 10-K/A Amendment No. 3 of FHC (File No. 1-10540) for the year ended June 30, 1996 filed with the Commission on January 10, 1997); (ii) unaudited condensed consolidated financial statements for the three month periods ended September 30, 1996 and 1995 (contained in the Quarterly Report on Form 10-Q of FHC (File No. 1-10540) for the quarter ended September 30, 1996 filed with the Commission on November 19, 1996); and (iii) unaudited pro forma combined condensed financial statements of the Company (and the notes thereto) contained on pages 49 through 56 of the Prospectus contained in the Company's Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-19273) filed with the Commission on January 10, 1997.

    3. A Current Report on Form 8-K dated June 16, 1997 was filed by the Company on June 18, 1997 announcing: (i) the commencement by FHC on June 16, 1997 of a cash tender offer for any and all of the $125 million outstanding principal amount of the 7 3/4% Senior Notes due 2003 of FHC and (ii) the Company's financial results for the month of April 1997.

No other Current Reports on Form 8-K were filed by the Company during such quarter.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FOUNDATION HEALTH SYSTEMS, INC.
                             (Registrant)




Date:    August 13, 1997               /s/ Jay M. Gellert
                             -------------------------------------
                             Jay M. Gellert
                             President and Chief Operating Officer


Date:    August 13, 1997               /s/ Jeffrey L. Elder
                             --------------------------------------
                             Jeffrey L. Elder, Senior Vice President
                             and Chief Financial Officer