Form 10-Q
period 1997-09-30
FOUNDATION HEALTH SYSTEMS INC
filed 1997-11-14
CIK 916085

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transaction period from           to

                        Commission File Number: 1-12718

                        FOUNDATION HEALTH SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     95-4288333
-------------------------------------------   -------------------------------------------
      (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

  21600 Oxnard Street, Woodland Hills, CA                        91367
-------------------------------------------   -------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

                                      (818) 719-6978
------------------------------------------------------------------------------------------
                   (Registrant's telephone number, including area code)

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

    As of November 11, 1997 111,182,480 shares of Class A Common Stock, $.001 par value per share, were outstanding (exclusive of 3,194,374 shares held as treasury stock) and 10,297,642 shares of Class B Common Stock, $.001 par value per share were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FOUNDATION HEALTH SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                                                                                                               PAGE
                                                                                                            -----------
PART I--FINANCIAL INFORMATION

Item 1--Financial Statements

  Condensed Consolidated Balance Sheets--September 30, 1997 and December 31, 1996.........................           3

  Condensed Consolidated Statements of Operations for the Quarters Ended September 30, 1997 and 1996......           4

  Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 1997 and 1996...           5

  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996...           6

  Notes to Condensed Consolidated Financial Statements....................................................           7

Item 2-- Management's Discussion and Analysis of Financial Condition and Results of Operations............          13

PART II--OTHER INFORMATION

Item 1--Legal Proceedings.................................................................................          23

Item 2--Changes in Securities.............................................................................          24

Item 3--Defaults Upon Senior Securities...................................................................          26

Item 4--Submission of Matters to a Vote of Security Holders...............................................          26

Item 5--Other Information.................................................................................          28

Item 6--Exhibits and Reports on Form 8-K..................................................................          33

Signature.................................................................................................          41

PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FOUNDATION HEALTH SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1997            1996
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS

  Cash and cash equivalents.................................   $  380,772      $  514,000
  Investments...............................................    1,076,882       1,336,801
  Premiums receivable, net..................................      259,975         239,027
  Amounts receivable under government contracts.............      250,024         221,787
  Property and equipment, net...............................      383,626         346,311
  Reinsurance receivable....................................      201,602         149,582
  Goodwill and other intangible assets, net.................      712,334         714,915
  Other assets..............................................      699,085         561,618
                                                              -------------   ------------
                                                               $3,964,300      $4,084,041
                                                              -------------   ------------
                                                              -------------   ------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

  Reserves for claims, losses and loss adjustment expense...   $1,286,232      $1,362,342
  Notes payable and capital leases..........................      920,784         877,092
  Amounts payable under government contracts................       72,772          44,323
  Accounts payable and other liabilities....................      665,183         616,873
                                                              -------------   ------------
                                                                2,944,971       2,900,630
                                                              -------------   ------------
Stockholders' Equity:
  Common stock and additional paid-in capital...............      633,925         721,610
  Retained earnings.........................................      484,732         557,478
  Unrealized holding gains and (losses), net of taxes.......       (3,497)          3,201
  Common stock held in treasury, at cost....................      (95,831)        (98,878)
                                                              -------------   ------------
                                                                1,019,329       1,183,411
                                                              -------------   ------------
                                                               $3,964,300      $4,084,041
                                                              -------------   ------------
                                                              -------------   ------------

            See Notes to Condensed Consolidated Financial Statements

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                                    QUARTER ENDED SEPTEMBER 30,
                                                                                   ------------------------------
                                                                                        1997            1996
                                                                                   --------------  --------------
Revenues:
  Health plan premiums...........................................................  $    1,446,952  $    1,369,025
  Government contracts...........................................................         228,863         248,001
  Workers' compensation revenue..................................................         139,802         120,043
  Specialty services revenue.....................................................          70,348          78,955
  Investment and other income....................................................          37,844          27,846
                                                                                   --------------  --------------
                                                                                        1,923,809       1,843,870
                                                                                   --------------  --------------
Expenses:
  Health plan services...........................................................       1,224,304       1,155,618
  Government health care services................................................         163,398         180,927
  Workers' compensation costs....................................................         130,799         102,690
  Specialty services costs.......................................................          64,097          72,826
  Selling, general and administrative............................................         192,880         198,671
  Amortization and depreciation..................................................          25,168          27,475
  Interest expense...............................................................          15,511          12,155
                                                                                   --------------  --------------
                                                                                        1,816,157       1,750,362
                                                                                   --------------  --------------
Income before income taxes.......................................................         107,652          93,508

Income tax provision.............................................................          38,751          35,990
                                                                                   --------------  --------------
Net income.......................................................................  $       68,901  $       57,518
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Earnings per share:..............................................................  $         0.57  $         0.46
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Weighted average common and common stock equivalent shares outstanding...........     121,907,429     125,219,511
                                                                                   --------------  --------------
                                                                                   --------------  --------------

            See Notes to Condensed Consolidated Financial Statements

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                     1997                1996
                                                                                  -----------         -----------
Revenues:
  Health plan premiums..........................................................  $ 4,305,976         $ 4,029,928
  Government contracts..........................................................      698,517             648,178
  Workers' compensation revenue.................................................      404,942             409,358
  Specialty services revenue....................................................      196,234             203,736
  Investment and other income...................................................      114,698              84,264
                                                                                  -----------         -----------
                                                                                    5,720,367           5,375,464
                                                                                  -----------         -----------

Expenses:
  Health plan services..........................................................    3,611,553           3,341,931
  Government health care services...............................................      520,798             484,866
  Workers' compensation costs...................................................      384,545             354,322
  Specialty services costs......................................................      173,800             185,191
  Selling, general and administrative...........................................      607,641             609,722
  Amortization and depreciation.................................................       76,569              82,823
  Interest expense..............................................................       47,770              31,368
  Merger, restructuring and other costs.........................................      348,400             --
  Gem costs.....................................................................       57,500             --
                                                                                  -----------         -----------
                                                                                    5,828,576           5,090,223
                                                                                  -----------         -----------

Income (loss) from continuing operations before income taxes....................     (108,209)            285,241

Income tax provision (benefit)..................................................      (35,463)            101,868
                                                                                  -----------         -----------
Income (loss) from continuing operations........................................      (72,746)            183,373

Gain from discontinued operations, net of tax...................................      --                    2,910
                                                                                  -----------         -----------
Net income (loss)...............................................................  $   (72,746)        $   186,283
                                                                                  -----------         -----------
                                                                                  -----------         -----------

Earnings (loss) per share:
  Continuing operations.........................................................  $     (0.58)        $      1.47
  Discontinued operations.......................................................      --                     0.02
                                                                                  -----------         -----------
  Net...........................................................................  $     (0.58)        $      1.49
                                                                                  -----------         -----------
                                                                                  -----------         -----------

Weighted average common and common stock equivalent shares outstanding..........  124,448,330         124,842,084
                                                                                  -----------         -----------
                                                                                  -----------         -----------

            See Notes to Condensed Consolidated Financial Statements

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                             1997         1996
                                                                                          -----------  -----------
Net cash provided (used) by operating activities........................................  $  (323,607) $    43,605

INVESTING ACTIVITIES:

Sales or redemption of marketable securities available for sale.........................      692,400      467,863
Purchase of marketable securities available for sale....................................     (436,318)    (649,985)
Purchase of property and equipment......................................................      (83,421)     (69,689)
Decrease (increase) in other assets.....................................................       90,606      (68,401)
Acquisition of subsidiaries, net of cash acquired.......................................      (24,329)         107
                                                                                          -----------  -----------
Net cash provided (used) by investing activities........................................      238,938     (320,105)

FINANCING ACTIVITIES:

Proceeds from exercise of stock options and employee stock purchases....................       16,036       25,919
Proceeds from sale of stock.............................................................      --            95,828
Borrowings on credit facilities.........................................................      173,937      196,296
Purchase of treasury stock..............................................................     (108,287)    (105,417)
Repayment of debt and other non-current liabilities.....................................     (130,245)      (4,517)
                                                                                          -----------  -----------
Net cash provided (used) by financing activities........................................      (48,559)     208,109
                                                                                          -----------  -----------
Decrease in cash and cash equivalents...................................................     (133,228)     (68,391)
Cash and cash equivalents, beginning of period..........................................      514,000      376,749
                                                                                          -----------  -----------
Cash and cash equivalents, end of period................................................  $   380,772  $   308,358
                                                                                          -----------  -----------
                                                                                          -----------  -----------

            See Notes to Condensed Consolidated Financial Statements

                        FOUNDATION HEALTH SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--MERGER

    Effective April 1, 1997, Foundation Health Systems, Inc. (the "Company") was formed pursuant to a merger transaction (the "Merger") involving Health Systems International, Inc. ("HSI") and Foundation Health Corporation ("FHC"). Pursuant to the Merger, FHC merged into a newly created subsidiary of HSI and each outstanding share of FHC capital stock was converted into 1.3 shares of HSI's Class A Common Stock. As part of the transaction HSI remained as the ultimate parent company and changed its name to "Foundation Health Systems, Inc." The Merger was tax-free and accounted for as a pooling of interests. In accordance with the pooling of interests method of accounting the Company's consolidated financial statements as of December 31, 1996 and for the nine months ended September 30, 1997 and 1996 and the three months ended September 30, 1996 and the notes thereto have been restated to include the accounts of HSI and FHC for all periods presented. Although prior to the Merger FHC's final Annual Report was reported on a fiscal year ended June 30 basis, the condensed consolidated financial statements have been restated to reflect the Company's calendar year basis.

NOTE 2--BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the interim periods presented. All adjustments presented in these condensed consolidated financial statements are of a normal recurring nature. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). For further information please refer to the consolidated financial statements and notes thereto in the HSI Annual Report on Form 10-K for the year ended December 31, 1996 and the FHC Annual Report on Form 10-K/A Amendment No. 3 for the year ended June 30, 1996. Results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.

NOTE 3--MERGER, RESTRUCTURING AND OTHER COSTS

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

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 3--MERGER, RESTRUCTURING AND OTHER COSTS (CONTINUED)
    RESTRUCTURING COSTS

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

    The following table summarizes the principal components of the charge in millions:

Severance and benefit related costs.........................  $    68.1
Provider network consolidation costs........................       43.2
Real estate lease termination costs.........................       32.6
Asset impairment costs......................................       44.2
                                                              ---------
                                                              $   188.1

    $143.9 million of this charge is expected to require outlays of cash. As of September 30, 1997, approximately $45 million of the total accrued restructuring charge had been paid.

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

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 4--GEM COSTS

    Gem Insurance Company ("Gem"), a subsidiary of the Company, had previously reached definitive agreement prior to the end of the second quarter regarding a reinsurance transaction with The Centennial Life Insurance Company ("Centennial"). Pursuant to this agreement, Centennial was to reinsure, administer and manage Gem's accident and health, life and annuity policies in exchange for a reinsurance premium. The cost of the reinsurance along with the write-off of certain Gem assets that were not recoverable based on the terms of this agreement totaled $57.5 million. The transaction was not ultimately consummated due to the unanticipated failure to satisfy certain closing conditions including the failure to receive certain regulatory approvals. As a result, Gem established a reserve for the estimated premium deficiency related to these policies.

NOTE 5--INVESTMENTS

    Investments are comprised of the following (in thousands):

                                                         SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                         ------------------  -----------------
Available for sale.....................................    $    1,048,390      $   1,306,606
Held to maturity.......................................            28,492             30,195
                                                         ------------------  -----------------
Total investments......................................    $    1,076,882      $   1,336,801
                                                         ------------------  -----------------
                                                         ------------------  -----------------

    For purposes of calculating realized gains and losses on sales of investments available for sale, the amortized cost of each investment sold is used.

NOTE 6--BUSINESS SEGMENT INFORMATION

    The Company operates principally in the following two segments: (i) providing managed health care services to subscribers and (ii) the writing of workers' compensation insurance. The following schedule sets forth information about these two operating segments.

                        FOUNDATION HEALTH SYSTEMS, INC.

                               SEGMENT REPORTING

                                                              QUARTER ENDED               NINE MONTHS ENDED
                                                       ----------------------------  ----------------------------
                                                       SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                           1997           1996           1997           1996
                                                       -------------  -------------  -------------  -------------
                                                                             (IN MILLIONS)
Net revenue from unaffiliated entities:
  Managed health care(1).............................   $   1,770.8    $   1,712.7    $   5,277.2    $   4,935.9
  Managed workers' compensation......................         153.0          131.2          443.2          439.6
                                                       -------------  -------------  -------------  -------------
                                                        $   1,923.8    $   1,843.9    $   5,720.4    $   5,375.5
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Income (loss) from continuing operations before
 income taxes:
  Managed health care(1).............................   $     105.9    $      78.3    $    (102.7)   $     241.9
  Managed workers' compensation......................          17.3           27.4           42.3           74.7
  Interest expense...................................         (15.5)         (12.2)         (47.8)         (31.4)
                                                       -------------  -------------  -------------  -------------
                                                        $     107.7    $      93.5    $    (108.2)   $     285.2
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Depreciation and amortization:
  Managed health care(1).............................   $      23.3    $      26.1    $      71.4    $      78.4
  Managed workers' compensation......................           1.9            1.4            5.2            4.4
                                                       -------------  -------------  -------------  -------------
                                                        $      25.2    $      27.5    $      76.6    $      82.8
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Capital expenditures:
  Managed health care(1).............................   $      36.7    $      19.9    $      75.0    $      63.9
  Managed workers' compensation......................           2.5            1.2            8.4            5.8
                                                       -------------  -------------  -------------  -------------
                                                        $      39.2    $      21.1    $      83.4    $      69.7
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

                                                                                                 AS OF
                                                                                      ----------------------------
                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  -------------
TOTAL ASSETS:
  Managed health care(1)............................................................   $   2,735.4    $   2,933.2
  Managed workers' compensation.....................................................       1,228.9        1,150.8
                                                                                      -------------  -------------
                                                                                       $   3,964.3    $   4,084.0
                                                                                      -------------  -------------
                                                                                      -------------  -------------

------------------------

(1) Includes general corporate balances net of eliminations.

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 7--STOCKHOLDER'S EQUITY

    On June 27, 1997 the Company redeemed 4,550,000 shares of its Class B Common Stock from The California Wellness Foundation (the "CWF"), the charitable receipient of the proceeds from the conversion of the Company's Health Net subsidiary to for-profit status in 1992. The redemption price was approximately $111.3 million, or $24.47 a share. In addition, during the period from June to August of 1997, the CWF sold 3,450,000 shares of its Class B Common Stock to various unrelated third parties, which shares automatically converted into shares of Class A Common Stock upon such sales.

NOTE 8--ACQUISITIONS

    ADVANTAGE HEALTH

    On April 1, 1997 the Company completed the acquisition of Advantage Health, a group of managed health care companies based in Pittsburgh, PA, for $12.5 million in cash. Advantage Health has approximately 35,000 full-risk members. In 1996 Advantage Health recorded revenues of approximately $56 million, with about 90 percent from health plan operations. The Company purchased Advantage Health from St. Francis Health System, which has a short-term option to re-acquire a 20 percent interest in Advantage Health for $2.5 million. Advantage Health remains a party to long-term provider agreements with the St. Francis Health System.

    PACC

    On October 22, 1997 the Company acquired PACC HMO and PACC Health Plans (collectively, "PACC") for a net purchase price of approximately $43.6 million. PACC is a 108,000 member health plan with operations in Oregon and Washington which had more than $133 million in revenues in 1996.

    FIRST OPTION HEALTH PLAN

    On April 30, 1997 the Company completed a $51.7 million investment in FOHP, Inc. ("FOHP"). FOHP is owned by physicians, hospitals and other health care providers and is the sole shareholder of First Option Health Plan of New Jersey, Inc. ("FOHP-NJ"), a managed care company. The Company's investment is in the form of FOHP debentures convertible into up to 71 percent of FOHP's outstanding equity at the Company's discretion. In addition to the investment, the Company provides a variety of management services to FOHP in return for a percentage of FOHP's premium revenue. FOHP-NJ currently has more than 205,000 members in New Jersey enrolled in its commercial, Medicare, Medicaid and PPO programs.

    PHYSICIANS HEALTH SERVICES

    On May 8, 1997 the Company entered into a definitive agreement to acquire Physicians Health Services, Inc. ("PHS") for $29.25 per share, or a total consideration of approximately $280 million. PHS is a 426,000 member health plan with operations in the New York metropolitan area, including northern New Jersey, and throughout the state of Connecticut. On October 20, 1997, the Company announced that it had agreed to a new purchase price whereby the Company would purchase PHS for $28.25 per PHS share, a $1.00 reduction from the previously announced price of $29.25 per share, pursuant to an amendment to the definitive agreement entered into between the parties. The new price reduces the total amount the Company will pay to acquire PHS to approximately $271 million for the approximately nine million PHS shares outstanding. The consummation of the transaction is subject to customary conditions, including approval by PHS stockholders and the receipt of all necessary governmental authorizations.

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 8--ACQUISITIONS (CONTINUED)
    The revised purchase price was agreed to by the parties because PHS was unable to obtain certain waivers from The Guardian Life Insurance Company of America ("Guardian"). PHS was obligated to provide to FHS such waivers and amendments prior to closing. Should PHS provide such waivers and amendments before closing, the price would return to $29.25 per share. The Company will fund the acquisition with cash on hand and existing bank credit lines. The Company presently expects that the transaction will close in December, 1997.

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

NOTE 9--REVOLVING CREDIT FACILITY

    On July 8, 1997 the Company entered into a $1.5 billion revolving credit facility with Bank of America as Administrative Agent for the lenders thereto. All previously existing credit facilities were terminated and rolled into this new facility. As of September 30, 1997 the amount outstanding on this line was aproximately $875 million.

NOTE 10--REDEMPTION OF DEBT

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

NOTE 11--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    Foundation Health Systems, Inc. (the "Company") is an integrated managed care organization which administers the delivery of managed health care services. Through its subsidiaries, the Company offers group, individual, Medicaid, and Medicare health maintenance organization ("HMO") and preferred provider organization ("PPO") plans; government sponsored managed care plans; and managed care products related to workers' compensation insurance, administration and cost-containment, behavioral health, dental, vision and pharmaceutical products and services.

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

                         CONSOLIDATED OPERATING RESULTS

    The Company's revenues grew by $79.9 million or 4.3% for the quarter ended September 30, 1997 as compared to the same period in calendar year 1996. Growth in revenues for the quarter was due to increased health plan premiums including California and certain states on the east coast as well as increased worker's compensation premiums. Revenues for the nine months ended September 30, 1997 increased by $344.9 million or 6.4% as compared to revenues for the same period in 1996. Revenue increases from new government contracts and growth in health plan premiums and medicaid contracts in California, and commercial growth on the east coast contributed to this increase. The overall medical loss ratio ("MLR") for the quarter ended September 30, 1997 of 83.9% and nine months ended September 30, 1997 of 83.7% increased slightly over the same periods in 1996 due to continued pricing pressures throughout the Company's health plans and worker's compensation business as well as an increase in pharmacy costs in the Company's health plans and higher estimated future costs of the claims reported and not yet settled in the Company's California workers' compensation business.

    The Company's selling, general and administrative ("SG&A") expenses decreased by $5.8 million or 2.9% for the quarter ended September 30, 1997 as compared to the same quarter in 1996, and decreased slightly by $2.1 million or 0.3% for the nine months ended September 30, 1997 as compared to the same period in 1996. The administrative expense ratio (SG&A as a percent of revenue) decreased from 10.8% for the quarter ended September 30, 1996 to 10.0% for the quarter ended September 30, 1997. The administrative expense ratio decreased from 11.3% for the nine months ended September 30, 1996 to 10.6% for the nine months ended September 30, 1997. Favorable expense reductions have occurred for the quarter and nine months ended September 30, 1997 as a percent of revenues due to the Company's ongoing efforts to aggressively control its selling and administrative expenses and synergy savings associated with the integration of HSI and FHC after the Merger.

    The difference between the statutory combined federal and state income tax rate of 40.4% and the Company's effective tax rate of 36.0% for the quarter ended September 30, 1997 is primarily due to health plan and insurance premiums not subject to income tax in certain states, permanent differences associated with tax exempt interest income, research and experimental tax credits, partially offset by nonamortizable goodwill and other nondeductible items.

    The difference between the statutory combined federal and state income tax rate of 40.4% and the Company's effective tax benefit of 32.8% for the nine months ended September 30, 1997 is primarily due to health plan and insurance premiums not subject to income tax in certain states, permanent differences associated with tax exempt interest income, research and experimental tax credits, more than offset by non-deductible merger and restructuring costs, non-amortizable goodwill and other non-deductible items.

    Income for the quarter ended September 30, 1997 increased by $11.4 million or 19.8% as compared to the same period in 1996. This was driven by higher health plan premium revenues, higher investment and other income, and by cost savings which reduced selling, general and administrative costs as a percentage of revenue. Merger, restructuring and other costs caused the loss from continuing operations in the nine months ended September 30, 1997. Gem costs of $57.5 million recorded in the quarter ended June 30, 1997 also contributed to the net loss for the nine months ended September 30, 1997. Income from continuing operations before income taxes for the nine months ended September 30, 1997, excluding the merger, restructuring and other costs, and Gem costs increased by $12.5 million or 4.3% as compared to the same period a year ago.

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

    Other charges for the quarter ended June 30, 1997 consist primarily of $30.5 million for IPA receivables related to provider contracts that will not be renewed, $17.2 for government receivables, $13.4 million for litigation settlement estimates primarily related to former FHC subsidiaries, $12.6 million for the loss on the sale of the United Kingdom operations, and $5.2 million for losses on subscriber contracts.

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

                           LINE OF BUSINESS REPORTING

    The Company currently operates in two industry segments, managed health care and managed workers' compensation. The managed health care segment's continuing operations are in three primary lines of business (i) health plan operations;
(ii) government contracts; and (iii) specialty services.

    The following table presents financial information reflecting the Company's continuing operations for both segments and its primary lines of business:

                        FOUNDATION HEALTH SYSTEMS, INC.

                     LINE OF BUSINESS FINANCIAL INFORMATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                                                     QUARTER ENDED
                                                              QUARTER ENDED SEPTEMBER 30, 1997     SEPTEMBER 30, 1996
                                                              ---------------------------------   --------------------
                                                                           PERCENT                             PERCENT
                                                                             OF       PERCENT                    OF
                                                               AMOUNT OR    TOTAL     INCREASE     AMOUNT OR    TOTAL
                                                                PERCENT    REVENUE   (DECREASE)     PERCENT    REVENUE
                                                              -----------  -------   ----------   -----------  -------
Revenues:
  Health plan premiums......................................   $1,446,952    75.2%       5.7%      $1,369,025    74.2%
  Government contracts......................................      228,863    11.9       (7.7)         248,001    13.5
  Workers' compensation revenue.............................      139,802     7.3       16.5          120,043     6.5
  Specialty services revenue................................       70,348     3.6      (10.9)          78,955     4.3
  Investment and other income...............................       37,844     2.0       35.9           27,846     1.5
                                                              -----------  -------                -----------  -------
                                                                1,923,809   100.0        4.3        1,843,870   100.0
                                                              -----------  -------                -----------  -------
Expenses:
  Health plan services......................................    1,224,304    63.7        5.9        1,155,618    62.6
  Government health care services...........................      163,398     8.5       (9.7)         180,927     9.8
  Workers' compensation costs...............................      130,799     6.8       27.4          102,690     5.6
  Specialty services costs..................................       64,097     3.3      (12.0)          72,826     3.9
  Selling, general and administrative ("SG&A")..............      192,880    10.0       (2.9)         198,671    10.8
  Amortization and depreciation.............................       25,168     1.3       (8.4)          27,475     1.5
  Interest expense..........................................       15,511     0.8       27.6           12,155     0.7
                                                              -----------  -------                -----------  -------
                                                                1,816,157    94.4        3.8        1,750,362    94.9
                                                              -----------  -------                -----------  -------
Income before income taxes..................................      107,652     5.6       15.1           93,508     5.1
Income tax provision........................................       38,751     2.0        7.7           35,990     2.0
                                                              -----------  -------                -----------  -------
Net income..................................................    $  68,901     3.6%      19.8        $  57,518     3.1%
                                                              -----------  -------                -----------  -------
                                                              -----------  -------                -----------  -------
Earnings per share..........................................    $    0.57               23.0        $    0.46
                                                              -----------                         -----------
                                                              -----------                         -----------
Weighted average common and common stock equivalent shares
  outstanding...............................................  121,907,429               (2.6)     125,219,511
                                                              -----------                         -----------
                                                              -----------                         -----------
Operating ratios:
  Health plan loss ratio....................................         84.6%                               84.4%
  Government contracts ratio................................         71.4                                73.0
  Workers' compensation ratio...............................         93.6                                85.5
  Specialty services ratio..................................         91.1                                92.2
  SG&A to total revenues....................................         10.0                                10.8
  Effective tax rate........................................         36.0                                38.5

                        FOUNDATION HEALTH SYSTEMS, INC.

                     LINE OF BUSINESS FINANCIAL INFORMATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 1997              SEPTEMBER 30, 1996
                                                        ------------------------------------  ------------------------
                                                                     PERCENT OF    PERCENT                 PERCENT OF
                                                         AMOUNT OR      TOTAL      INCREASE    AMOUNT OR      TOTAL
                                                          PERCENT      REVENUE    (DECREASE)    PERCENT      REVENUE
                                                        -----------  -----------  ----------  -----------  -----------
REVENUES:
  Health plan premiums................................  $ 4,305,976        75.3%         6.8% $ 4,029,928        75.0%
  Government contracts................................      698,517        12.2          7.8      648,178        12.0
  Workers' compensation revenue.......................      404,942         7.1         (1.1)     409,358         7.6
  Specialty services revenue..........................      196,234         3.4         (3.7)     203,736         3.8
  Investment and other income.........................      114,698         2.0         36.1       84,264         1.6
                                                        -----------  -----------              -----------  -----------
                                                          5,720,367       100.0          6.4    5,375,464       100.0
                                                        -----------  -----------              -----------  -----------
EXPENSES:
  Health plan services................................    3,611,553        63.2          8.1    3,341,931        62.3
  Government health care services.....................      520,798         9.1          7.4      484,866         9.0
  Workers' compensation costs.........................      384,545         6.7          8.5      354,322         6.6
  Specialty services costs............................      173,800         3.0         (6.2)     185,191         3.4
  Selling, general and administrative ("SG&A")........      607,641        10.6         (0.3)     609,722        11.3
  Amortization and depreciation.......................       76,569         1.3         (7.6)      82,823         1.5
  Interest expense....................................       47,770         0.8         52.3       31,368         0.6
  Merger, restructuring and other costs...............      348,400         6.2       --          --           --
  GEM costs...........................................       57,500         1.0       --          --           --
                                                        -----------  -----------              -----------  -----------
                                                          5,828,576       101.9         14.5    5,090,223        94.7
                                                        -----------  -----------              -----------  -----------
Income (loss) from continuing operations before income
  taxes...............................................     (108,209)       (1.9)      (137.9)     285,241         5.3
Income tax provision (benefit)........................      (35,463)       (0.6)      (134.8)     101,868         1.9
                                                        -----------  -----------              -----------  -----------
Income (loss) from continuing operations..............  $   (72,746)       (1.3)%     (139.7) $   183,373         3.4%
                                                        -----------  -----------              -----------  -----------
                                                        -----------  -----------              -----------  -----------
Earnings (loss) per share from continuing
  operations..........................................  $     (0.58)                  (139.8) $      1.47
                                                        -----------                           -----------
                                                        -----------                           -----------
Weighted average common and common stock equivalent
  shares outstanding..................................  124,448,330                     (0.3) 124,842,084
                                                        -----------                           -----------
                                                        -----------                           -----------
Operating ratios:
  Health plan loss ratio..............................         83.9%                                 82.9%
  Government contracts ratio..........................         74.6                                  74.8
  Workers' compensation ratio.........................         95.0                                  86.6
  Specialty services ratio............................         88.6                                  90.9
  SG&A to total revenues..............................         10.6                                  11.3
  Effective tax rate (benefit)........................        (32.8)                                 35.7

                        FOUNDATION HEALTH SYSTEMS, INC.

                     LINE OF BUSINESS FINANCIAL INFORMATION

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                        SEPTEMBER 30, 1997
                                                                    --------------------------    NINE MONTHS ENDED
                                                                                    PERCENT      SEPTEMBER 30, 1996
                                                                     AMOUNT OR     INCREASE     ---------------------
                                                                      PERCENT     (DECREASE)      AMOUNT OR PERCENT
                                                                    -----------  -------------  ---------------------
Enrollment (in thousands):
Health Plan:
  Commercial......................................................       2,812           1.8%             2,761
  Medicare risk...................................................         259          11.6                232
  Medicaid........................................................         393          26.8                310
                                                                         -----                            -----
                                                                         3,464           4.9              3,303
                                                                         -----                            -----
Government:
  CHAMPUS PPO and indemnity.......................................         963          (8.1)             1,048
  CHAMPUS HMO.....................................................         684          42.2                481
                                                                         -----                            -----
                                                                         1,647           7.7              1,529
                                                                         -----                            -----
  Combined........................................................       5,111           5.8              4,832
                                                                         -----                            -----
                                                                         -----                            -----

                          MANAGED HEALTH CARE SEGMENT

                             HEALTH PLAN OPERATIONS

    Revenues generated by the Company's health plan operations increased $77.9 million or 5.7% in the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996 and $276.0 million or 6.8% for the nine months ended September 30, 1997 compared to the same period in 1996. The increase in revenues for the quarter and nine months ending September 30, 1997 is primarily due to enrollment increases in the Medicaid lines of business and enrollment and premium increases in the Medicare lines of business in California, commercial enrollment increases in Connecticut, and the acquisition of Advantage Health in Pennsylvania. The Company expects continued pressure from employer groups and government agencies to minimize future premium increases.

    Health care costs increased for the quarter and nine months ended September 30, 1997 as compared to the quarter and nine months ended September 30, 1996. In the California market, health care costs increased as a result of higher pharmacy costs for both the commercial and Medicare lines of business, percentage of premium provider contracting arrangements, increased hospital utilization in the Medicare line of business, and increased enrollment in the Medicaid line of business. The health plans loss ratio increased slightly from 84.4% for the quarter ended September 30, 1996 to 84.6% for the quarter ended September 30, 1997 and from 82.9% for the nine months ended September 30, 1996 to 83.9% for the nine months ended September 30, 1997. Continued downward pressure on pricing, coupled with increased pharmacy costs and utilization contributed to the overall health plan loss ratio increase.

                              GOVERNMENT CONTRACTS

    Government health care revenue decreased by $19.1 million or 7.7% in the quarter ended September 30, 1997 as compared to the same quarter of 1996 as a result of improved health care and subcontractor performance on the California/Hawaii contract which lowered revenues due to the risk sharing features of these government contracts. The decline in revenues was partially offset by higher revenues in Washington/Oregon due to retroactive bid price increases resulting from the economic price adjustment provisions of the contract. Revenues for the nine months ended September 30, 1997 increased $50.3 million or 7.8% as compared to the same period in 1996 primarily because the California/Hawaii contract did not commence health care delivery until April, 1996.

    Government health care costs as a percentage of government contract revenue decreased from 73.0% for the quarter ended September 30, 1996 to 71.4% or 1.6% for the quarter ended September 30, 1997, primarily as a result of improved health care and subcontractor cost performance on the California/Hawaii and Washington/Oregon contracts. The cost percentage for the nine months ended September 30, 1997 declined by .2% to 74.6% due to the impact of lower health care and subcontractor performance on the California/Hawaii and Washington/Oregon contracts in the second and third quarters of 1997.

                               SPECIALTY SERVICES

    Specialty services operations are comprised of several companies including behavioral health, pharmacy benefits management, dental, vision and a third party health care administrator. Revenues generated by the Company's specialty services operations decreased in the quarter ended September 30, 1997 by $8.6 million or 10.9% as compared to the same quarter in 1996 primarily due to the sale of certain ancillary health care service operations in the fourth quarter of 1996 and revenues which were generated from the Behavioral Health Company's participation in a medicaid contact in Tennesee in the third quarter of 1996 which was subsequently cancelled. For the nine months ended September 30, 1997, revenue decreased by $7.5 million or 3.7% as compared to the same periods in 1996 was due to the sale of certain ancillary health care service operations referenced above and the participation in the medicaid contract in 1996, partially offset by revenues generated by the acquisition of Managed Health Network, Inc. ("MHN") in March 1996.

    The Company expects continued pressure from employer groups to maintain modest increases in premiums for behavioral health, dental and vision products. Specialty services costs have decreased as a percent of specialty services revenue from 92.2% for the quarter ended September 30, 1996 to 91.1% for the quarter ended September 30, 1997. The decrease is due to the synergies in operating costs created after the acquisition of MHN which was purchased in the quarter ended March 31, 1996. Specialty services costs for the nine months ended September 30, 1997 decreased to 88.6% as a percent of revenue compared to 90.9% for the same time period in 1996. This decrease was also due to the favorable benefits of the MHN acquisition.

                     MANAGED WORKERS' COMPENSATION SEGMENT

    Business Insurance Group, Inc. ("BIG") is a leading national managed care workers' compensation group and a subsidiary of the Company. BIG owns the following seven affiliated companies: California Compensation Insurance Company, a specialty workers' compensation carrier writing primarily in California; Business Insurance Company, a national workers' compensation specialty carrier; Commercial Compensation Insurance Company, licensed to write multiple lines of business in approximately 47 states; Combined Benefits Insurance Company, writing single source workers' compensation and employee health insurance primarily in California; Reviewco, which provides bill review, utilization management and PPO network services nationally; FIRM Solutions, a national risk management and TPA company; and Claims Technical Services, a wholly owned subsidiary of FIRM Solutions, specializing in providing temporary employees to the workers' compensation and health insurance industry (collectively referred to as the "Workers' Compensation Companies").

    The Workers' Compensation Companies entered into a quota share reinsurance agreement ("quota share treaty") with General Reinsurance Corporation, effective July 1, 1996 and also entered into an aggregate excess of loss treaty ("aggregate treaty") with General Reinsurance Corporation ("the reinsurer") effective January 1, 1997.

    Under the quota share treaty, the percentage of premiums earned, losses and loss adjustment expenses incurred ceded to the reinsurer was 30% from July 1, 1996 to December 31, 1996 and 7.5% for the period of January 1, 1997 to June 30, 1997. The quota share treaty contained a provisional ceding commission which is adjustable based upon actual loss experience. The agreement was canceled on July 1, 1997.

    The aggregate treaty provided $37.5 million of ceded losses and loss adjustment expenses for $30 million of ceded premium for the first 6 months of 1997. Effective July 1, 1997 the aggregate treaty was amended to cede $60 million of premium for $75 million of ceded loss coverage for the second six months of 1997. For the three months ended September 30, 1997, $30.0 million of premium revenue and $37.5 million of losses and loss adjustment recoveries were ceded to the reinsurer. For the nine months ended September 30, 1997, $60.0 million of premium revenue and $74.8 million of losses and loss adjustment recoveries were ceded to the reinsurer.

    Workers' compensation revenue increased $19.8 million or 16.5% for the quarter ended September 30, 1997 and decreased $4.5 million or 1.1% for the nine months ended September 30, 1997. The increase in revenue in the third quarter is due to elimination of the quota share reinsurance treaty on July 1, 1997 and an increase in bill review and service fee revenue in Reviewco, offset partially by the premium ceded under the aggregate treaty. The decrease in revenue for the nine months ended September 30, 1997 is due to the revenue ceded under the aggregate and quota share treaties, offset by growth in bill review and service fee revenue in Reviewco and earned premium growth in the insurance operations.

    The growth in net premiums earned is due primarily to national expansion through the Companies workers' compensation product in states outside of California, offset by a reduction in California business. Premiums earned on workers' compensation policies issued in California continue to be affected by severe price competition since the start of competitive rating in January, 1995.

    Net investment income, excluding realized capital gains, increased by $.5 million or 5.8% in the quarter ended September 30, 1997 compared to the comparable quarter in 1996. For the 9 months ended September 30, 1997 investment income increased $7.3 million or 33.7%. The growth in investment income is due to an increase in investable assets from operational cash flow, as well as capital contributions to the workers' compensation companies of $75 million in May, 1996 and $55 million in August, 1996 from borrowings BIG made from its parent.

    The primary ratios used to measure underwriting performance of the workers' compensation companies are the loss and loss adjustment expense ratio and the underwriting expense ratio, which when added together constitute the combined ratio. A combined ratio of greater than 100% reflects an underwriting loss, while a combined ratio of less than 100% indicates an underwriting profit. These ratios are all calculated as a percentage of net premiums earned.

    The following sets forth the workers' compensation companies underwriting experience as measured by its combined ratio and its components for the quarters and nine months ended September 30, 1997 and 1996:

    The loss and loss adjustment expense ratio for the current quarter decreased to 67.6% from 74.0% for the comparable quarter in 1996. The decrease in the ratio is due to utilization of aggregate excess of loss reinsurance during the quarter. For the nine months ended September 30, 1997 the loss and loss adjustment expense ratio is 70.2% compared to 66.4% for the same period in 1996. The increase in the ratio is due to an increase in the estimated ultimate cost of workers' compensation claims that have not been settled as of September 30, 1997.

    The underwriting expense ratio increased in the current quarter to 30.2% from 16.9% for the comparable quarter in 1996. The increase is due to cancellation of the quota share treaty. Under the quota share agreement 30% of third quarter 1996 business was ceded, with a provisional ceding commission and a sliding scale commission based upon actual loss experience. The treaty was canceled effective July 1, 1997. For the nine months ended September 30, 1997 the underwriting expense ratio was 27.5% compared to 23.3% for the same period in 1996 due to the cancellation of the quota share treaty.

                        LIQUIDITY AND CAPITAL RESOURCES

    Cash used by operating activities was $323.6 million for the nine months ended September 30, 1997 as compared to cash provided by operating activities of $43.6 million for the comparable period in fiscal year 1996. The Company's cash and investments decreased from $1,850.8 million at December 31, 1996 to $1,457.7 million at September 30, 1997 primarily due to the repurchase of stock from The California Wellness Foundation for $111 million, the Company's investment in FOHP, Inc. in April, 1997 of $51.7 million, the timing of certain government receipts for health plan services, merger, restucturing, and other charges, increased reinsurance receivables, claims payments and capital expenditures.

    Certain of the Company's subsidiaries must comply with minimum capital and surplus requirements under applicable state HMO and insurance laws and regulations, and must have adequate reserves for claims incurred but not reported and claims payments. Certain subsidiaries must maintain ratios of current assets to current liabilities of 1:1 pursuant to certain government contracts. The Company believes it is in compliance with these contractual and regulatory requirements in all material respects.

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

    Management of the Company continually evaluates opportunities to expand the Company's commercial, government, insurance and specialty services operations; however, the Company currently has no material commitments for future use of its current or expected levels of available cash resources except as described above and other than proposed additional capital contributions to FOHP pursuant to the procedures described in part II below. The Company's expansion options may include additional acquisitions and internal development of new products and programs.

    On July 8, 1997 the Company entered into a $1.5 billion revolving credit facility with Bank of America as Administrative Agent for the lenders thereto. All previously existing credit facilities were terminated and rolled into this new facility. As of September 30, 1997, the amount outstanding on this line was $875 million.

    On June 16, 1997 FHC, a wholly owned subsidiary of the Company, announced a tender offer to repurchase all of its $125 million outstanding principal amount of 7 3/4% Senior Notes due 2003. The purchase price per $1,000 principal amount of notes was $1,054.77. As of June 30, 1997 $124 million of principal amount had been tendered and repurchased. On July 15, 1997 the remaining $1 million of principal amount had been tendered and repurchased.

    During the quarter ended June 30, 1997, FHC sold 4,076,087 shares of common stock of FPA Medical Management, Inc. that it had received as consideration in its sale of the affiliated physician-owned Medical Practices and its physician management subsidiary. The proceeds from the sale of stock was approximately $79 million, or an average of $19.45 per share. In addition, as of June 30, 1997 FPA Medical Management, Inc. prepaid approximately $98.7 million due on a promissory note received as consideration in the Company's sale of its Medical Practices.

    On June 27, 1997 the Company redeemed 4,550,000 shares of its Class B Common Stock from The California Wellness Foundation, the charitable receipient of the proceeds from the conversion of the Company's Health Net subsidiary to for-profit status in 1992. The redemption price was approximately $111.3 million, or $24.47 a share.

SUBSEQUENT EVENT

    On October 22, 1997 the Company acquired PACC HMO and PACC Health Plans (collectively, "PACC") for a net purchase price of approximately $43.6 million. PACC is a 108,000 member health plan with operations in Oregon and Washington which generated more than $133 million in revenues in 1996.

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

    Under the Credit Agreement, the Company is: (i) obligated to maintain at all times a Total Leverage Ratio (as such term is defined in the Credit Agreement) not to exceed 3 to 1, a Fixed Charge Coverage Ratio (as such term is defined in the Credit Agreement) of not less than 2.75 to 1 and to preserve its combined net worth at not less than the sum of 85% of the combined net worth on June 30, 1997 plus 50% of the net income of the Company and its subsidiaries arising after June 30, 1997 (calculated on a cumulative consolidated basis); (ii) obligated to limit liens on its assets to those incurred in the normal course and for taxes and other similar obligations; and (iii) subject to customary covenants, to (A) dispose of assets only in the ordinary course and generally at fair value and (B) restrict acquisitions, mergers, consolidations, loans, leases, joint ventures, contingent obligations and certain transactions with affiliates to those permitted under the Credit Agreement.

    In connection with entering into the Credit Agreement, FHC obtained a waiver under a Guaranty Agreement, dated as of May 25, 1997 (the "FHC Guaranty"), until August 15, 1997 in order to enable the Company to negotiate the replacement by the Company of FHC as the guarantor under the FHC Guaranty. The FHC Guaranty incorporates the representations, warranties and covenants of the Old FHC Credit Agreement, as amended from time to time, and it further provides that to the extent the Old FHC Credit Agreement is terminated and is replaced with a similar credit facility, the representations, warranties and covenants of such new credit facility are automatically incorporated into the FHC Guaranty. Since the Old FHC Credit Agreement was replaced with a similar credit facility, i.e., the Credit Agreement, and FHC is not a party to the Credit Agreement, the replacement by the Company of FHC as the guarantor under the FHC Guaranty was required. On July 8, 1997, the Company entered into the Guaranty Agreement (the "New Guaranty") for the benefit of First Security Bank, National Association, and replaced FHS as the guarantor under the FHC Guaranty. As a result, FHC was relieved of all of its obligations under the FHC Guaranty and all other agreements relating thereto.

    The Company, as the guarantor under the New Guaranty, guarantees certain obligations of Foundation Health Facilities, Inc., a California corporation ("FHF"), under: (i) a Lease Agreement, dated as of May 25, 1995, between First Security Bank, National Association (formerly First Security Bank of Utah, N.A.) (the "Owner Trustee"), as lessor, and FHF, as lessee, providing for the leasing of certain real property; (ii) an Agency Agreement, dated as of May 25, 1995, between the Owner Trustee and FHF, providing for FHF to act as agent for the Owner Trustee in the acquisition, development and construction of certain real property; and (iii) any other agreement entered into by FHF in connection with the Participation Agreement, dated as of May 25, 1997, among FHF, FHC, the Owners Trustee, and NationsBank of Texas, N.A., as the administrative agent for certain financial institutions parties to a Credit Agreement, dated as of May 25, 1995, with the Owner Trustee, as the borrower.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On August 6, 1997, the Company held its 1997 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders voted upon proposals to (1) elect three directors for a term of three years ("Proposal 1"); (2) approve the Foundation Health Systems, Inc. 1997 Stock Option Plan ("Proposal 2"); (3) approve the Foundation Health Systems, Inc., Third Amended and Restated Non-Employee Director Stock Option Plan ("Proposal 3"); (4) approve the Foundation Health Systems, Inc. Employee Stock Purchase Plan ("Proposal 4");
(5) approve the availability of 650,000 shares of the Company's Class A Common Stock for purchase under the Foundation Health Corporation Employee Stock Purchase Plan ("Proposal 5"); (6) approve the material terms of the Foundation Health Systems, Inc. Performance-Based Annual Bonus Plan ("Proposal 6"); and (7) ratify the selection of Deloitte & Touche LLP as the Company's independent public accountants for the year ended December 31, 1997 ("Proposal 7").

    The following provides voting information for all matters voted upon at the Annual Meeting, and includes a separate tabulation with respect to each nominee for director:

PROPOSAL 1

DIRECTOR NOMINEE                                    VOTES FOR       VOTES AGAINST     VOTES WITHHELD
-------------------------------------------------  ------------  -------------------  --------------
Malik M. Hasan, M.D. ............................    86,515,237               0             791,933
Gov. George Deukmejian...........................    86,224,275               0           1,082,895
Adm. Earl B. Fowler..............................    86,526,973               0             780,197

    Each of Dr. Hasan and Messrs. Deukmejian and Fowler were elected as a Class I director for a three-year term at the Annual Meeting. Other directors whose term of office as directors continued after the Annual Meeting were: J. Thomas Bouchard, Thomas T. Farley, Patrick Foley, Roger F. Greaves, Richard W. Hanselman, Richard J. Stegemeier and Raymond S. Troubh.

PROPOSAL 2

    With respect to the approval of the Foundation Health Systems, Inc. 1997 Stock Option Plan, 48,641,193 votes were cast in favor, 27,720,225 votes were cast against and 163,000 votes were withheld for such proposal.

PROPOSAL 3

    With respect to the approval of the Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan, 73,526,229 votes were cast in favor, 2,035,060 votes were cast against and 287,389 votes were withheld for such proposal.

PROPOSAL 4

    With respect to the approval of the Foundation Health Systems, Inc. Employee Stock Purchase Plan, 75,138,882 votes were cast in favor, 562,548 votes were cast against and 147,248 votes were withheld for such proposal.

PROPOSAL 5

    With respect to the approval of the availability of 650,000 shares of the Company's Class A Common Stock for purchase under the Foundation Health Corporation Employee Stock Purchase Plan, 74,121,006 votes were cast in favor, 876,197 votes were cast against and 154,185 votes were withheld for such proposal.

PROPOSAL 6

    With respect to the approval of material terms of the Foundation Health Systems, Inc. Performance-Based Annual Bonus Plan, 71,943,087 votes were cast in favor, 13,433,118 votes were cast against and 175,112 votes were withheld for such proposal.

PROPOSAL 7

    With respect to the ratification of the selection of Deloitte & Touche LLP as the Company's independent public accountants for the year ended December 31, 1997, 86,922,114 votes were cast in favor, 61,869 votes were cast against and 79,207 votes were withheld for such proposal.

    In total 109,444,117 shares of Class A Common Stock were eligible to vote at the Annual Meeting, 87,307,170 shares were voted at the Annual Meeting and 22,136,947 shares were unvoted at the Annual Meeting.

    No other matters were submitted to a vote of the Company's security holders during the quarter ended September 30, 1997.

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

    The facility is available to the Company and its subsidiaries for general corporate purposes, including Permitted Acquisitions and Joint Ventures. As of October 31, 1997, the Company had drawn approximately $925 million under the facility.

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

    Under the Credit Agreement, the Company is: (i) obligated to maintain at all times a Total Leverage Ratio not to exceed 3 to 1, a Fixed Charge Coverage Ratio of not less than 2.75 to 1 and to preserve its combined net worth at not less than the sum of 85% of the combined net worth on June 30, 1997 plus 50% of the net income of the Company and its subsidiaries arising after June 30, 1997 (calculated on a cumulative consolidated basis); (ii) obligated to limit liens on its assets to those incurred in the normal course and for taxes and other similar obligations; and (iii) subject to customary covenants, to (A) dispose of assets only in the ordinary course and generally at fair value and (B) restrict acquisitions, mergers, consolidations, loans, leases, joint ventures, contingent obligations and certain transactions with affiliates to those permitted under the Credit Agreement.

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

    Effective July 16, 1997, Mr. Crowley resigned as a director of the Company. As a result, there currently exists a vacancy in the Class I directors which will be filled pursuant to the Merger Agreement after an appropriate recommendation from the Committee on Directors. The Committee on Directors is currently conducting a process of screening qualified individuals for this vacancy.

FIRST OPTION HEALTH PLAN

    On April 30, 1997, the Company purchased convertible debentures (the "FOHP Debentures") of FOHP, Inc., a New Jersey corporation ("FOHP"), in the aggregate principal amount of approximately $51.7 million. The FOHP Debentures are convertible into up to 71 percent of the fully-diluted equity of FOHP at the Company's discretion. At any time during the 1999 calendar year, the Company may acquire the remaining shares of FOHP not owned thereby pursuant to a tender offer, merger, combination or other business combination transaction for consideration (to be paid in cash or stock of the Company) equal to the value of such FOHP stock based on appraiser determinations.

    Pursuant to the definitive agreements with FOHP, the Company also has the right to acquire additional FOHP Debentures in return for capital infusions to the extent that financial projections indicate that FOHP requires additional capital to meet applicable statutory net worth requirements. Such definitive agreements afford the Company the right to purchase FOHP Debentures convertible into an additional 1.42% of FOHP's fully-diluted equity for each additional $1 million of capital infused.

    FOHP is owned by physicians, hospitals and other health care providers and is the sole shareholder of First Option Health Plan of New Jersey, Inc. a New Jersey corporation and a wholly-owned subsidiary of FOHP ("FOHP-NJ"). FOHP-NJ is a managed health care company providing commercial products for businesses and individuals, along with Medicare, Medicaid and Workers' Compensation programs. FOHP-NJ currently has more than 205,000 members in New Jersey enrolled in its commercial, Medicare, Medicaid and PPO programs.

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

PACC

    On October 22, 1997 the Company completed its acquisition of PACC HMO and PACC Health Plans, each an Oregon non-profit corporation (PACC HMO and PACC Health Plans being referred to herein, collectively, as "PACC") pursuant to an Agreement and Plan of Reorganization, dated as of March 20, 1997 and effective on April 9, 1997 (the "Reorganization Agreement"), among the Company, QualMed Health Plan, Inc., an Oregon corporation and an indirect wholly-owned subsidiary of the Company ("QMO"), and PACC. For statutory reporting purposes, the acquisition was effective as of October 1, 1997.

    As part of such transaction and as provided for in the Reorganization Agreement, PACC organized Northwest Health Foundation (the "PACC Foundation") as an Oregon nonprofit public benefit corporation which received the net acquisition consideration proceeds. The PACC Foundation also assumed certain of PACC's obligations under the Reorganization Agreement (including indemnification obligations) at closing. Although the total purchase price for PACC was $68 million, under the Reorganization Agreement the Company received an approximately $10.1 million credit for certain physician payment obligations of PACC it assumed, and was permitted to transfer to the PACC Foundation an aggregate of $14.3 million in marketable securities previously owned by PACC. As a result, the Company paid the PACC Foundation a net purchase price of approximately $43.6 million.

    The transaction was structured as a merger of PACC into QMO, with QMO as the surviving corporation which was renamed QualMed Plans for Health of Oregon, Inc. The merger was immediately preceded by an acquisition and assumption by QualMed Washington Health Plan, Inc. (a Washington corporation and indirect wholly-owned subsidiary of the Company) of various contracts of PACC relating to PACC's health care service contractor business in the State of Washington and the acquisition and assumption by QualMed Health & Life Insurance Company (an insurance company domesticated under the laws of the State of Colorado and an indirect wholly-owned subsidiary of the Company) of various contracts of PACC relating to PACC's health maintenance organization business in the State of Washington.

    Immediately prior to its acquisition by the Company, PACC (based in Clackamas, Oregon) had health plan operations in Oregon and Washington, with approximately 108,000 medical members. Approximately 67,000 of such members were in PACC HMO (a commercial health maintenance organization), with the balance in PACC Health Plans (primarily a preferred provider organization). PACC recorded more than $133 million in revenues in 1996.

PHYSICIANS HEALTH SERVICES, INC.

    On May 8, 1997, the Company entered into a definitive agreement to acquire Physicians Health Services, Inc. ("PHS") for $29.25 per share, or a total consideration of approximately $280 million. PHS is a 426,000-member health plan with operations in the New York metropolitan area, including northern New Jersey, and throughout the state of Connecticut.

    On October 20, 1997, the Company announced that it had agreed to a new purchase price whereby the Company would purchase PHS for $28.25 per PHS share, a $1.00 reduction from the previously announced price of $29.25 per share, pursuant to an amendment to the definitive agreement entered into between the parties. The amendment was contingent on the approval of the new purchase price by Greater Bridgeport Individual Practice Association, Inc. ("GBIPA"), PHS' majority shareholder, which approval from GBIPA was received on October 23, 1997. The new price reduces the total amount the Company will pay to acquire PHS to approximately $271 million for the approximately nine million PHS shares outstanding.

    The new purchase price was agreed to by the parties because PHS had indicated that it was unable to obtain certain waivers and amendments to its Healthcare Solutions joint venture agreements from The Guardian Life Insurance Company of America ("Guardian"). PHS was obligated to provide to FHS such waivers and amendments prior to closing. Should PHS provide such waivers and amendments before closing, the price would return to $29.25 per share. However, Guardian and the Company have indicated that, given the current circumstances, they intend to work cooperatively under the current agreements and to build and expand Healthcare Solutions products in the tri-state area. The Healthcare Solutions joint venture markets a number of health insurance products in the New York City tri-state area.

    Consummation of the transaction is subject to customary conditions, including approval by PHS' stockholders and the receipt of all necessary governmental authorizations. The Company will fund the acquisition with cash on hand and existing bank credit lines. The Company presently expects that the transaction will close in December of 1997.

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

    As referenced at Part I above, the Company had previously reached definitive agreement relating to a reinsurance transaction with The Centennial Life Insurance Company ("Centennial") involving Gem. In this connection, Gem was to cede to Centennial on an indemnity basis one hundred percent (100%) of the policy liabilities of Gem in return for all of Gem's premium income, policy reserves and a cash payment by the Company.

    The transaction was not ultimately consummated due to the nonsatisfaction of certain closing conditions. As a result, the Company is now in the process of restructuring certain of Gem's products and consolidating certain markets in which Gem operates with other FHS affiliates.

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

    In addition, on June 18, 1997, the Company provided its consent under the CWF Shareholder Agreement to permit the CWF to sell 3,000,000 shares of Class B Common Stock to an unrelated third party. Pursuant to the 1997 Notice Materials, the CWF also retained the right to sell the balance of the 5,000,000 shares not redeemed by the Company (or up to 450,000 shares) to unrelated third parties. Sales of such 450,000 shares to unrelated third parties were consummated throughout August of 1997. On November 6, 1997, the Company also provided its consent under the CWF Shareholder Agreement to permit the CWF to sell 1,000,000 shares of Class B Common Stock to an unrelated third party. Pursuant to the Company's Certificate of Incorporation, such 3,000,000 shares, 450,000 shares and 1,000,000 shares of Class B Common Stock automatically converted into shares of Class A Common Stock in the hands of such third parties.

    As a result of such transactions, the CWF now holds 10,297,642 shares of Class B Common Stock and, as of September 30, 1997, approximately $19 million in principal of the CWF Notes remained outstanding.

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

     *2.3  Amendment No. 1 to Agreement and Plan of Merger, dated October 20, 1997, by and among the Company, PHS Acquisition Corp. and Physicians Health Services, Inc., a
           copy of which is filed herewith.

      3.1  Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No.
           333-24621), which is incorporated by reference herein).

      3.2  Fifth Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

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

      4.3  Form of Indenture of Foundation Health Corporation (FHC) (filed as an exhibit to
           FHC's Registration Statement on Form S-3 (File No. 33-68684), which is incorporated by reference herein).

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

    10.13  The Health Systems International, Inc. Employee Stock Purchase Plan (filed as
           Exhibit 10.33 to the Company's Registration Statements on Forms S-1 and S-4 (File
           Nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    10.14  The Health Systems International, Inc. Performance-Based Annual Bonus Plan (filed as Exhibit 10.35 to Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

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

    10.17  Registration Rights Agreement dated as of March 2, 1995 between the Company and The
           California Wellness Foundation (filed as Exhibit No. 28.2 to the Company's Current
           Report on Form 8-K dated March 2, 1995, which is incorporated by reference herein).

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

    10.23  Credit Agreement dated July 8, 1997 among the Company, the banks identified therein and Bank of America National Trust and Savings Association in its capacity as
           Administrative Agent (providing for an unsecured $1.5 billion revolving credit facility) (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1997, which is incorporated by reference herein).

   *10.24  Guarantee Agreement dated July 8, 1997 between the Company and First Security Bank,
           National Association, a copy of which is filed herewith.

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

    10.32  Employment Agreement Termination Agreement, dated as of May 1, 1997, by and between
           Daniel D. Crowley, the Company and FHC (filed as Exhibit 10.32 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

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

    10.36  Consulting Agreement, dated as of May 1, 1997, between the Company, FHC and Allen
           J. Marabito, (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1997, which is incorporated by reference herein).

    10.37  Foundation Health Corporation Employee Stock Purchase Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

    10.38  Foundation Health Corporation Profit Sharing and 401(k) Plan (Amended and Restated
           effective January 1, 1994) (filed as Exhibit 4.4 to the Company's Registration
           Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

    10.39  1990 Stock Option Plan of Foundation Health Corporation (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

    10.40  1992 Nonstatutory Stock Option Plan of Foundation Health Corporation (filed as
           Exhibit 4.6 to the Company's Registration Statement on Form S-8 (File No.
           333-24621), which is incorporated by reference herein).

    10.41  1989 Stock Plan of Business Insurance Corporation (as Amended and Restated
           Effective September 22, 1992) (filed as Exhibit 4.7 to the Company's Registration
           Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

    10.42  Managed Health Network, Inc. Incentive Stock Option Plan (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

    10.43  Managed Health Network, Inc. Amended and Restated 1991 Stock Option Plan (filed as
           Exhibit 4.9 to the Company's Registration Statement on Form S-8 (File No.
           333-24621), which is incorporated by reference herein).

    10.44  1993 Nonstatutory Stock Option Plan of Foundation Health Corporation (as amended and restated September 7, 1995) (filed as Exhibit 4.10 to the Company's
           Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

    10.45  FHC Directors Retirement Plan (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1994 filed with the Commission on September 24, 1994, which is incorporated by reference herein).

    10.46  Foundation Health Systems, Inc. 1997 Stock Option Plan (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

    10.47  Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director
           Stock Option Plan (filed as Exhibit 10.46 to the Company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

    10.48  Foundation Health Systems, Inc. Employee Stock Purchase Plan (filed as Exhibit
           10.47 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
           1997, which is incorporated by reference herein).

    10.49  Foundation Health Systems, Inc. Performance-Based Annual Bonus Plan (filed as
           Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1997, which is incorporated by reference herein).

    10.50  Participation Agreement dated as of May 25, 1995 among Foundation Health Medical
           Services, as Construction Agent and Lessee, FHC, as Guarantor, First Security Bank
           of Utah, N.A., as Owner Trustee, Sumitomo Bank Leasing and Finance, Inc., The Bank
           of Nova Scotia and NationsBank of Texas, N.A., as Holders and NationsBank of Texas,
           N.A., as Administrative Agent for the Lenders; and Guaranty Agreement dated as of
           May 25, 1995 by FHC for the benefit of First Security Bank of Utah, N.A. (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the
           Commission on September 27, 1995, which is incorporated by reference herein).

    10.51  FHC's Deferred Compensation Plan, as amended and restated (filed as an exhibit to
           FHC's Form 10-K for the year ended June 30, 1995, filed with the Commissionon
           September 27, 1995, which is incorporated by reference herein).

    10.52  FHC's Supplemental Executive Retirement Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the
           Commission on September 27, 1995, which is incorporated by reference herein).

    10.53  FHC's Executive Retiree Medical Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the Commission on
           September 27, 1995, which is incorporated by reference herein).

    10.54  Agreement and Plan Reorganization dated January 9, 1996 by and between FHC and
           Managed Health Network, Inc. (filed as Annex 1 of Proxy Statement/Prospectus contained in FHC's Registration Statement on Form S-4 (File No. 333-00517), which is incorporated by reference herein).

    10.55  Stock and Note Purchase Agreement by and between FHC, Jonathan H. Scheft, M.D., FPA
           Medical Management, Inc., FPA Medical Management of California, Inc. and FPA
           Independent Practice Association dated as of June 28, 1996 (filed as Exhibit 10.109 to FHC's Annual Report on Form 10-K for the year ended June 30, 1996, which is incorporated by reference herein).

    10.56  $300 Million Revolving Credit Agreement (the FHC Credit Agreement) dated as of
           December 5, 1994, among FHC, as Borrower, Citicorp USA, Inc., as Administrative
           Agent, Wells Fargo Bank, N.A. and NationsBank of Texas, N.A., as Co-Agents and
           Citicorp Securities, Inc., as Arranger, and the Other Banks and Financial
           Institutions Party thereto (filed as an Exhibit to FHC's quarterly report on Form
           10-Q for the quarter ended December 31, 1994 filed with the Commission on February
           14, 1994, which is incorporated by reference herein).

    10.57  First Amendment Agreement (to the FHC Credit Agreement) dated as of August 9, 1995 among FHC, as Borrower, the Lenders parties to the FHC Credit Agreement, Citicorp
           USA, Inc., as Administrative Agent, Wells Fargo Bank, N.A. and NationsBank of
           Texas, N.A., as Co-Agents, and Citicorp Securities, Inc., as Arranger (filed as
           Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1997, which is incorporated by reference herein).

    10.58  Second Amendment Agreement (to the FHC Credit Agreement), dated as of June 28, 1996 among FHC, the Lenders and Citicorp USA, Inc. (filed as Exhibit 10.53 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    10.59  Third Amendment Agreement and Waiver (to the FHC Credit Agreement) dated December
           13, 1996 among FHC, the Lenders and Citibank, N.A. (as successor to Citicorp USA,
           Inc.), as Administrative Agent (filed as Exhibit 10.54 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    10.60  Fourth Amendment Agreement and Waiver (to the FHC Credit Agreement) dated January
           28, 1997 among FHC, the Lenders and Citibank, N.A. (as successor to Citicorp USA,
           Inc.), as Administrative Agent (filed as Exhibit 10.55 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    10.61  Fifth Amendment Agreement (to the FHC Credit Agreement) dated April 1, 1997 among
           FHC, the Lenders and Citibank, N.A. (as successor to Citicorp USA, Inc.), as
           Administrative Agent (filed as Exhibit 10.56 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    10.62  $200 million Revolving Credit Agreement (the FHC Revolving Credit Agreement) dated as of December 17, 1996 among FHC, the Lenders and Citibank, N.A., as
           Administrative Agent for the Lenders (filed as Exhibit 10.57 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    10.63  First Amendment Agreement and Waiver (to the FHC Revolving Credit Agreement) dated as of January 28, 1997 among FHC, the Lenders and Citibank, N.A., as Administrative
           Agent for the Lenders (filed as Exhibit 10.58 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    10.64  Second Amendment Agreement and Waiver (to the FHC Revolving Credit Agreement) among
           FHC, the Lenders and Citibank, N.A., as Administrative Agent for the Lenders (filed as Exhibit 10.59 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    10.65  Lease Agreement between HAS-First Associates and FHC dated August 1, 1998 and form of amendment thereto (filed as an exhibit to FHC's Registration Statement on Form
           S-1 (File No. 33-34963), which is incorporated by reference herein).

    10.66  Agreement and Plan of Reorganization dated as of June 27, 1994 by and among FHC,
           CareFlorida Health Systems, Inc., and the other parties signatory thereto (filed as an exhibit to FHC's Current Report on Form 8-K filed with the Commission on June
           28, 1994, which is incorporated by reference herein).

    10.67  Agreement and Plan of Merger dated as of July 28, 1994 between FHC and Intergroup
           Healthcare Corporation (filed as an exhibit to FHC's Current Report on Form 8-K filed with the Commission on August 9, 1994, which is incorporated by reference herein).

    10.68  Agreement and Plan of Merger dated as of July 28, 1994 between FHC and Thomas-Davis
           Medical Centers, P.C. (filed as an exhibit to FHC's Current Report on Form 8-K filed with the Commission on August 9, 1994, which is incorporated by reference herein).

    *11.1  Statement relative to computation of earnings per share of the Company, a copy of which is filed herewith.

     21.1  Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    *27.1  Financial Data Schedule, a copy of which is filed with the EDGAR version of this filing.

------------------------

*   A copy of the Exhibit is filed herewith.

(b) Reports on Form 8-K

    The following Current Report on Form 8-K was filed by the Company during the quarterly period ended September 30, 1997:

    A report dated July 21, 1997 was filed on August 4, 1997 announcing that:
(i) Daniel D. Crowley had resigned from the Company's Board of Directors effective July 16, 1997 and (ii) the Company's Board of Directors had withdrawn the nomination of Mr. Crowley for election at the Company's upcoming 1997 annual stockholders meeting.

    No other Current Reports on Form 8-K were filed by the Company during such quarter.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FOUNDATION HEALTH SYSTEMS, INC.
                                          (REGISTRANT)

Date: November 13, 1997                                  -----------------------------------------
                                                                       Jay M. Gellert
                                              By:          PRESIDENT AND CHIEF OPERATING OFFICER

Date: November 13, 1997
                                                         -----------------------------------------
                                                                      Jeffrey L. Elder
                                                         SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                              By:                         OFFICER