Form 10-K
period 1997-12-31
FOUNDATION HEALTH SYSTEMS INC
filed 1998-03-31
CIK 916085

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

  / /    TRANSITION REPORT PURSUANT TO SECTION 13(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 1-12718
                            ------------------------
                        FOUNDATION HEALTH SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             95-4288333
      (State or other jurisdiction of        (I.R.S. Employer identification
       incorporation or organization)                     No.)

  21600 OXNARD STREET, WOODLAND HILLS, CA                 91367
  (Address of principal executive offices)             (Zip Codes)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 676-6978
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
         Class A Common Stock, $.001 par value                         New York Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

    The aggregate market value of the voting stock held by non-affiliates of the registrant at March 16, 1998 was $3,061,505,816 (which represents 106,719,157 shares of Class A Common Stock held by such non-affiliates multiplied by $28.6875, the closing price of such stock on the New York Stock Exchange on March 16, 1998).

    The number of shares outstanding of the registrant's Class A Common Stock as of March 16, 1998 was 111,308,582 (excluding 3,194,374 shares held as treasury stock), and 10,297,642 shares of the registrant's Class B Common Stock were outstanding as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FOUNDATION HEALTH SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                                                                           PAGE NO.
                                                                                                         -------------
PART I

     Item 1.       Business............................................................................            1
     Item 2.       Properties..........................................................................           17
     Item 3.       Legal Proceedings...................................................................           17
     Item 4.       Submission of Matters to a Vote of Security Holders Other Information...............           19

PART II

     Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters...............           30
     Item 6.       Selected Financial Data.............................................................           32
     Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                     Operations........................................................................           33
     Item 7A.      Quantitative and Qualitative Disclosures about Market Risk..........................           44
     Item 8.       Financial Statements and Supplementary Data.........................................           46
     Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure........................................................................           83

PART III

     Item 10.      Directors and Executive Officers of the Registrant..................................           83
     Item 11.      Executive Compensation..............................................................           83
     Item 12.      Security Ownership of Certain Beneficial Owners and Management......................           83
     Item 13.      Certain Relationships and Related Transactions......................................           83

PART IV

     Item 14.      Exhibits, Financial Statements, Schedules, and Reports on Form 8-K..................           83

                                     PART I

ITEM 1. BUSINESS

    Foundation Health Systems, Inc. (the "Company" or "FHS") is an integrated managed care organization which administers the delivery of managed health care services. The Company's health maintenance organizations ("HMOs"), insured preferred provider organizations ("PPOs") and government contracts subsidiaries provide health benefits to 6.2 million individuals in 21 states through group, individual, Medicare risk, Medicaid and CHAMPUS programs. The Company's subsidiaries also offer managed health care products related to behavioral health, dental, vision and prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs. Over the past several years, the Company has developed a diversified product line and has achieved geographic expansion throughout the United States. The Company operates and conducts its HMO and other businesses through its wholly and majority owned subsidiaries.

    The current operations of the Company are the result of the April 1, 1997 merger transaction (the "FHS Combination") involving Health Systems International, Inc. ("HSI") and Foundation Health Corporation ("FHC"). Pursuant to the Agreement and Plan of Merger (the "Merger Agreement") that evidenced the FHS Combination, FH Acquisition Corp., a wholly owned subsidiary of HSI, merged with and into FHC and FHC survived as a wholly owned subsidiary of HSI, which changed its name to "Foundation Health Systems, Inc." and thereby became the Company. Under the Merger Agreement, FHC stockholders received 1.3 shares of the Company's Class A Common Stock for every share of FHC common stock held. The shares of the Company's Class A Common Stock issued to FHC's stockholders in the FHS Combination constituted approximately 61% of the outstanding stock of the Company after the FHS Combination and the shares held by the Company's stockholders prior to the FHS Combination (i.e., the prior stockholders of HSI) constituted approximately 39% of the outstanding stock of the Company after the FHS Combination.

    The FHS Combination was accounted for as a pooling of interests for accounting and financial reporting purposes. The pooling of interests method of accounting is intended to present, as a single interest, two or more common stockholder interests which were previously independent and assumes that the combining companies have been merged from inception. Consequently, in this Annual Report on Form 10-K, the Company's consolidated financial statements have been prepared and/or restated as though HSI and FHC always had been combined on a calendar year basis.

    The Company currently operates in the managed health care industry segment, and in 1997 the Company operated in five different Divisions within such segment, including three regional Health Plan Divisions and two additional Specialty Divisions. Such Divisions encompass the following three primary lines of business in which the Company continues to operate: (i) health plan operations (through the three regional Health Plan Divisions described below);
(ii) government contracts (through the Government Operations Division described below); and (iii) specialty services (through the Specialty Services Division described below). As set forth below, the Company has discontinued its risk-based operations in the Workers' Compensation segment.

    The Company is one of the largest managed health care companies in the United States, with more than 4.3 million full-risk and administrative services only ("ASO") members through its Health Plan Divisions. The Company provides a comprehensive range of health care services through HMOs organized into three Health Plan Divisions located in the following geographic regions: the California Division (encompassing only the state of California), the Eastern Division (Connecticut, Florida, New Jersey, New York, Ohio, Pennsylvania and West Virginia) and the Western Division (Arizona, Colorado, Idaho, Louisiana, New Mexico, Oklahoma, Oregon, Texas, Utah and Washington). The Company also operates PPO networks providing access to health care services to over 4 million individuals in 37 states and owns six health and life insurance companies licensed to sell insurance in 38 states and the District of Columbia.

    The Company's HMOs market traditional HMO products to employer groups and Medicare and Medicaid products directly to employer groups and individuals. Health care services that are provided to the Company's commercial and individual members include primary and specialty physician care, hospital care, laboratory and radiology services, prescription drugs, dental and vision care, skilled nursing care, physical therapy and mental health. The Company's HMO service networks include approximately 43,000 primary care physicians and 74,000 specialists.

    In addition to the Company's HMO and PPO operations in its three regional Health Plan Divisions, the Company conducted business in 1997 through the following two Specialty Divisions.

    The Company's Government Operations Division oversees the provision of contractual services to federal government programs such as the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"). The Company receives revenues for administrative and management services and, under most of its contracts, also accepts financial responsibility for a portion of the health care costs.

    The Company's Specialty Services Division oversees the provision of supplemental programs to enrollees in the Company's HMOs, as well as to members whose basic medical coverage is provided by non-FHS companies, including vision coverage, dental coverage, managed behavioral health programs, and a prescription drug program. The Specialty Services Division consists both of operations in which the Company assumes underwriting risk in return for premium revenue, and operations in which the Company provides administrative services only, including certain of the behavioral health and pharmacy benefits management programs. Such Division also provides certain bill review and third party administrative services as described elsewhere in this Annual Report.

    Finally, the Company's Workers' Compensation segment consists of operations in which the Company assumes workers' compensation claims risk in return for premium revenue, and certain non-risk operations including providing access to managed care networks, utilization review services and third party administrative services. As noted below in the section of this Annual Report on Form 10-K entitled "Discontinued Operations and Anticipated Divestitures," the Company has recently determined to discontinue its risk-based workers' compensation operations and to transfer its non-risk workers' compensation services to its Speciality Services Division.

    The Company utilizes sophisticated medical management systems to reduce excess utilization of health care services. The Company continues to develop a new generation medical management system which utilizes clinical protocols and triage procedures to direct members to the most appropriate provider. The Company believes that this new system, which it calls "Fourth Generation Medical Management" (the "4-G System"), has the potential to represent a major advance in applying sophisticated information systems to the practice of medicine. The Smithsonian Institution has added the 4-G System to its Permanent Research Collection of Information Technology Innovation at the National Museum of American History, and the 4-G System was also a finalist for the 1997 Computerworld Smithsonian Award in Medicine.

    The Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and the opportunities to expand its businesses in profitable markets. In this connection, the Company is reviewing from a strategic standpoint which of its businesses or operations should be divested, and has targeted the Northeastern United States for expansion due to the relatively low penetration of managed health care in the region and such region's relatively higher average premiums as compared to the Company's California and western regions. Consistent with this Northeast expansion strategy, in 1997 the Company acquired Advantage Health, the trade name for a group of managed health care companies headquartered in Pittsburgh, with operations in West Virginia, Ohio and western Pennsylvania; Physicians Health Services, Inc. ("PHS"), a group of managed health care companies headquartered in Connecticut; and FOHP, Inc. ("FOHP"), a group of managed health care companies located in Neptune, New Jersey. In 1997 the Company also acquired PACC Health Plans, Inc. and PACC HMO, Inc. (collectively, "PACC"), a group of managed care companies operating in Washington and Oregon.

    The Company was incorporated in 1990. Prior to the FHS Combination, the Company was the successor to the business conducted by Health Net, now the Company's HMO subsidiary in California, which became a subsidiary of the Company in 1992, and HMO and PPO networks operated by QualMed, Inc. ("QualMed"), which combined with the Company in 1994 to create HSI. FHC was incorporated in Delaware in 1984. After the FHS Combination, the executive offices of the Company remained at 21600 Oxnard Street, Woodland Hills, CA 91367. Except as the context otherwise requires, the term the "Company" refers to FHS and its subsidiaries.

HEALTH PLAN DIVISIONS

    HMO AND PPO OPERATIONS. The Company's HMOs offer members a comprehensive range of health care services, including ambulatory and outpatient physician care, hospital care, pharmacy services, eye care, behavioral health and ancillary diagnostic and therapeutic services. The Company offers a full spectrum of managed health care products.

    The integrated health care programs offered by the Company's HMOs include products offered through both traditional Network Model HMOs (in which the HMOs contract with individual physicians, physician groups and independent or individual practice associations ("IPAs")) and IPA Model HMOs (in which the HMOs contract with one or more IPAs that in turn subcontract with individual physicians to provide HMO patient services) which offer quality care, cost containment and comprehensive coverage; a matrix package which allows employees to select their desired coverage from alternatives that have interchangeable outpatient and inpatient co-payment levels; point-of-service programs which offer a multi-tier design that provides both conventional HMO and indemnity-like (in-network and out-of-network) tiers; a PPO-like tier which allows members to self-refer to the network physician of their choice; and a managed indemnity plan, which is provided for employees who reside outside of their HMO service areas. The Company's PPO subsidiaries consist of networks of health care providers which offer their services to health care third party payors, such as insurers and self-funded employers.

    The Company's strategy is to offer a wide range of managed health care products and services to employers to assist them in containing health care costs. The pricing of the products offered is designed to provide incentives to both employers and employees to select and enroll in the products with greater managed health care and cost containment elements. In general, the Company's HMO subsidiaries provide comprehensive health care coverage for a fixed fee or premium that does not vary with the extent or frequency of medical services actually received by the member. PPO enrollees choose their medical care from among the various contracting providers or choose a non-contracting provider and are reimbursed on a traditional indemnity plan basis after reaching an annual deductible. The Company assumes both underwriting and administrative expense risk in return for the premium revenue it receives from its HMO and PPO products. The HMOs and PPOs have contractual relationships with health care providers for the delivery of health care to the Company's enrollees. While a majority of the Company's members are covered by conventional HMO products, the Company is continuing to expand its other product lines, thereby enabling it to offer flexibility to an employer and to tailor its products to an employer's particular needs.

    As of December 31, 1997, the Company owned and operated HMOs and PPOs in three regional Health Plan Divisions of the United States: The California Division, the Western Division (Arizona, Colorado, Idaho, Louisiana, New Mexico, Oklahoma, Oregon, Texas, Utah and Washington) and the Eastern Division (Connecticut, Florida, New Jersey, New York, Ohio, Pennsylvania and West Virginia). The following table contains certain information relating to commercial HMO and PPO members,

Medicare members and employer groups under contract as of December 31, 1997 in each region in which the Company operates (excluding point-of-service):

                                                             CALIFORNIA   WESTERN    EASTERN
                                                              DIVISION   DIVISION   DIVISION
                                                             ----------  ---------  ---------

Commercial HMO and PPO Members.............................   1,658,234    760,641    948,850

Medicare Members (risk only)...............................     153,485     72,559     85,937

Medicaid Members...........................................     294,591     53,982     94,470

    In addition, the following sets forth certain data regarding the Company's employer groups in its commercial managed care operations of its Health Plan
Divisions:

Number of Employer Groups...........................................     68,793
Largest Employer Group as % of enrollment...........................       4.9%
10 largest Employer Groups as % of enrollment.......................      15.6%
% of Members in Employer Groups with fewer
  than 50 Eligible Members..........................................      11.0%

    CALIFORNIA DIVISION. The California market is characterized by a concentrated population. In early 1998, the Company merged the operations of two of its California HMO subsidiaries, Health Net and Foundation Health, a California Health Plan. The resulting HMO, Health Net, is believed by the Company to be the second-largest HMO in the state of California in terms of membership. The Company's commercial HMO membership in California as of December 31, 1997 was 1,658,234 which represented a decrease of 1% during 1997. The Company's Medicare risk membership in California as of December 31, 1997 was 153,485 which represented an increase of 10% during 1997. The Company's Medicaid membership in California as of December 31, 1997 was 294,591 members.

    EASTERN DIVISION. The Eastern Division currently includes Company operations in Connecticut, Florida, New Jersey, New York, Ohio, Pennsylvania and West Virginia. During 1997 the Company acquired Advantage Health, the trade name for a group of managed health care companies headquartered in Pittsburgh, with operations in Ohio, Pennsylvania and West Virginia; PHS, a group of managed health care companies headquartered in Connecticut with operations in Connecticut, New Jersey and New York; and FOHP, a group of managed health care companies now headquartered in Neptune, New Jersey with operations in New Jersey.

    The Company believes its Pennsylvania HMO and PPO operations make it the fourth largest HMO managed care provider in terms of membership in the Commonwealth of Pennsylvania. The Company's commercial HMO membership in Pennsylvania was 67,215 as of December 31, 1997 which represented an increase of 59% during 1997. The Company's Medicare risk membership in Pennsylvania was 15,070 as of December 31, 1997 which represented an increase of 10% during 1997.

    The Company believes its Connecticut HMO and PPO operations make it the largest HMO managed care provider in terms of membership in the state of Connecticut. The Company's commercial HMO membership in Connecticut was 339,307 as of December 31, 1997 (including approximately 180,000 members from its year-end acquisition of PHS. The Company's commercial HMO membership in Connecticut at the end of 1996 was 129,047. The Company's Medicare risk membership in Connecticut was 26,229 as of December 31, 1997 and the Company's Medicaid membership in Connecticut was 47,175 as of December 31, 1997.

    The Company believes its New Jersey HMO and PPO operations make it the fourth-largest HMO managed care provider in terms of membership in the state of New Jersey. The Company's commercial HMO membership in New Jersey was 299,021 (including approximately 68,000 PHS members) as of

December 31, 1997. The Company's Medicare risk membership in New Jersey was 13,383 as of December 31, 1997 and the Company's Medicaid membership in New Jersey was 21,442 as of December 31, 1997.

    The Company believes its Florida HMO and PPO operations make it the eighth-largest HMO managed care provider in terms of membership in the state of Florida. The Company's commercial HMO membership in Florida was 93,714 as of December 31, 1997 which represented an increase of 37% during 1997. The Company's Medicare risk membership in Florida was 23,900 as of December 31, 1997 which represented a decrease of 6% during 1997. The Company's Medicaid membership in Florida was 23,274 as of December 31, 1997, an 11% increase in 1997.

    In New York, the Company's operations resulted from the acquisition of PHS. The Company now has approximately 149,000 members in New York. The Company's HMO and PPO operations in West Virginia and Ohio at this time are much smaller in scope than its operations in the other states making up the Eastern Division.

    WESTERN DIVISION. The Western Division currently includes Health Plan operations in Arizona, Colorado, Idaho, Louisiana, New Mexico, Oklahoma, Oregon, Texas, Utah and Washington. The Western Division also oversees the Company's six health and life insurance companies licensed to sell insurance in 38 states and the District of Columbia.

    The Company's Washington HMO services Seattle and Spokane and also services a limited number of residents who reside in the state of Idaho. The Company's Oregon HMO services Portland and its vicinity. During 1997, the Company acquired PACC, a Portland-based HMO with operations in Oregon and Washington. Portland, Seattle and Spokane have experienced population growth rates greater than the national average over the last several years. In addition, an increasing percentage of the population in each of these areas has enrolled in HMOs in the last several years. In Washington and Oregon, the Company believes that it ranks sixth and fifth, respectively, with respect to total membership; the Company believes that it ranks first in Washington and third in Oregon with respect to the size of its primary care physician and specialist networks. The Company's commercial HMO and PPO membership in Oregon was 163,406 (including 108,000 prior PACC members) as of December 31, 1997. At year end 1996 the Company had 50,809 commercial members in Oregon. The Company's commercial HMO and PPO membership in Washington was 94,937 as of December 31, 1997 which represented a decrease of 1% during 1997. The Company's Medicare risk membership in Washington was 3,194 as of December 31, 1997 which represented an increase of 14% during 1997. The Company's Medicaid membership in Washington was 25,076 as of December 31, 1997 which represented an increase of 56% during 1997.

    The Western Division also services the southwest region of the United States, with operations in Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah. The Company's employer groups in the southwest consist predominantly of companies with fewer than 50 employees, except for Arizona, in which the Company's operations are dominated by large employer groups. During 1997, the Company merged its two Colorado HMOs, QualMed Plans for Health of Colorado, Inc. and Foundation Health, A Colorado Health Plan, Inc. The Company believes that the resulting HMO is the fourth largest HMO in Colorado as measured by total membership. The Company's commercial HMO membership in Colorado (including both the QualMed and Foundation plans) was 76,255 as of December 31, 1997 which represented an increase of 5% during 1997. The Company's Medicare membership in Colorado was 12,272 as of December 31, 1997 which represented an increase of 6% during 1997. In New Mexico, the Company believes that its ranks fourth, as measured by total membership and the size of its provider network. The Company's commercial HMO membership in New Mexico was 34,130 as of December 31, 1997 which represented a decrease of 11% during 1997. The Company's Medicare risk membership in New Mexico was 2,310 as of December 31, 1997 which represented an increase of 12% during 1997.

    In Arizona, the Company believes that its commercial managed care operations rank it first as measured by total membership and second as measured by the size of its provider network. The Company's commercial HMO membership in Arizona was 304,653 as of December 31, 1997. The Company's

Medicare risk membership in Arizona was 47,455 as of December 31, 1997 which represented an increase of 10% during 1997.

    Collectively, the Company's commercial HMO membership in Texas, Oklahoma, Louisiana and Utah was 43,279 as of December 31, 1997. The Company's Medicaid risk membership in these states was 24,714 as of December 31, 1997, a 26% decrease in 1997. As noted below in the section of this Annual Report on Form 10-K entitled "Discontinued Operations and Anticipated Divestitures," the Company is presently reviewing possible exit strategies for its HMO operations in Texas, Oklahoma and Louisiana.

    MEDICARE RISK. The Company expanded its Medicare risk business in 1997 through the addition of 49,419 Medicare risk enrollees and, as of December 31, 1997, the Company's Medicare risk plans had a combined membership of approximately 309,333. The Company expects its Medicare risk business to continue to increase in the future.

    The Company offers its Medicare risk products directly to individuals and to employer groups. To enroll in a Company Medicare risk plan covered persons must be eligible for Medicare. Health care services normally covered by Medicare are provided or arranged for by the Company, in conjunction with a broad range of preventive health care services. The federal Health Care Financing Administration ("HCFA") pays to the Company for each enrolled member a monthly fee based, in part, upon the "Adjusted Average Per Capita Cost," as determined by HCFA's analysis of fee-for-service costs related to beneficiary demographics. Depending on plan design and other factors, the Company may charge a member a premium or prepaid charge.

    The Company's California Medicare risk product, Seniority Plus, was licensed and certified to operate in 36 California counties as of December 31, 1997. The Company's other HMOs are licensed and certified to offer Medicare risk plans in 8 counties in Colorado, 5 counties in New Mexico, 6 counties in Washington, 6 counties in Pennsylvania, 18 counties in Oregon, 8 counties in Connecticut, 6 counties in Arizona, 3 counties in Florida and 41 counties in New York and New Jersey.

    MEDICAID PRODUCTS. As of December 31, 1997, the Company had an aggregate of approximately 443,043 Medicaid members, principally in California. To enroll in these Medicaid products, an individual must be eligible for Medicaid benefits under the appropriate state regulatory requirements. These HMOs offer, in addition to standard Medicaid coverage, certain additional services including dental and vision benefits. The applicable state agency pays the Company's HMOs a monthly fee for each Medicaid member enrolled on a percentage of fee-for-service costs. The Company has Medicaid members and operations in California, Connecticut, Florida, New Jersey, New York, Oklahoma, Oregon, Texas and Washington.

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

    INDEMNITY INSURANCE PRODUCTS. The Company offers indemnity products as part of multiple option products in various markets. These products are offered by the Company's six health and life insurance subsidiaries which are licensed to sell insurance in 38 states and the District of Columbia. Through these subsidiaries, the Company also offers HMO members certain auxiliary non-health products such as group life, accidental death and disability and short-term disability insurance, in conjunction with its managed care products.

    Although the Western Division oversees the Company's health and life insurance operations, such operations' products are provided throughout all of the Company's service areas. The following table contains certain information relating to such health and life insurance companies' insured PPO, point of service ("POS"), indemnity, group life and disability products as of December 31, 1997 in each of the three Health Plan Divisions in which the Company operates:

                                                               CALIFORNIA    WESTERN     EASTERN
                                                                DIVISION    DIVISION    DIVISION
                                                               -----------  ---------  -----------
Insured PPO Members..........................................      32,530      78,349       6,770
Point of Service Members.....................................      90,864      30,786           0
Indemnity Members............................................       9,277       9,855           0
Group Life Members...........................................      80,876      70,594         811
Disability Product Members...................................         442      12,997           0

SPECIALTY SERVICES DIVISION

    The Company's Specialty Services Division offers behavioral health, dental, vision, and pharmaceutical products and services as well as managed care products related to bill review, administration and cost containment for hospitals, health plans and other entities.

    DENTAL AND VISION. Through DentiCare of California, Inc. ("DentiCare"), the Company operates a dental HMO in California, Hawaii and Oklahoma and dental administrative services in California and Colorado, serving approximately 633,000 enrollees as of December 31, 1997. This enrollment includes 206,000 enrollees who are beneficiaries under Medicaid dental programs, 142,000 enrollees who are also enrollees of affiliated Health Plan companies, 41,000 enrollees who are beneficiaries of Hawaii's Medicaid program and 23,000 enrollees who are beneficiaries under Medicaid contracts held by non-affiliated third parties. DentiCare is also a participant in California's Healthy Families Program, with initial beneficiary enrollment and service delivery commencing in July 1998. Acquired by the Company in 1991, DentiCare has grown from total revenues in 1992 of $24 million to $49 million for the year ended December 31, 1997.

    Operating on administrative and information system platforms in common with DentiCare is Foundation Health Vision Services, Inc., d.b.a. AVP Vision Services ("AVP"). AVP operates in four states and provides at-risk and administrative services under various programs that result in the delivery of vision benefits to over 675,000 enrollees. Total revenues from AVP operations for the year ended December 31, 1997 exceeded $14 million. Since its acquisition by the Company in 1992, AVP has grown from 30,000 covered enrollees to 415,000 enrollees in full-risk products and 262,000 enrollees covered under administrative services contracts as of December 31, 1997.

    Both DentiCare and AVP are licensed in California under the Knox-Keene Health Care Service Plan Act of 1975, as amended (the "Knox-Keene Act") as Specialized Health Care Service Plans, and compete with other HMOs, traditional insurance companies, self-funded plans, PPOs and discounted fee-for-service plans. The two companies share a common strategy to maximize the value and quality of managed dental and vision care services while appropriately balancing financial risk assumption among providers, enrollees and other entities to achieve the effective and efficient use of available resources.

    BEHAVIORAL HEALTH. The Company's subsidiaries organized under Managed Health Network ("MHN") and Foundation Health PsychCare Services, Inc. ("FHPS"), each licensed in California under the Knox-Keene Act as Specialized Health Care Service Plans, offer managed behavioral health, employee assistance programs ("EAP") and substance abuse programs. MHN and FHPS, directly and through Specialty Division affiliates, offer these programs on an insured and self-funded basis to employers, governmental entities and other payors in various states.

    These products and services were provided to over 7.5 million individuals in the year ended December 31, 1997, with approximately 2.96 million individuals under risk-based programs, approximately 1.1 million individuals under self-funded programs and approximately 3.47 million individuals under EAP programs.

    The Company expects to effect the corporate merger of FHPS and MHN in 1998, pending regulatory approvals.

    MHN provides managed behavioral health programs to employers, governmental agencies and public entitlement programs, such as CHAMPUS and Medicaid. Employer group sizes range from Fortune 100 to mid-sized companies with 200 employees. MHN's strategy is to continue its market share achievement in the Fortune 500, health plan and CHAMPUS markets through a combination of direct and consultant/ broker sales. MHN intends to achieve additional market share by capitalizing on competitor consolidation, remaining CHAMPUS procurement opportunities and the growing state and county Medicaid behavioral carve-outs, funded on either a risk or ASO basis.

    PHARMACY BENEFIT MANAGEMENT. The Company has developed a significant, free-standing capability to manage drug benefit quality and cost through its pharmacy benefit management ("PBM") subsidiary, Integrated Pharmaceutical Services, Inc. ("IPS"). Through its formulary programs, its national network of contract pharmacies and its discount-rebate contracts with drug manufacturers, IPS provides PBM services to over 13 million individuals enrolled in various contracted health benefit and insurance programs. By linking utilization data with formulary and rebate contracts with manufacturers, IPS strives to effect the equivalent of significant bulk purchase discounts for its customers and their enrollees. IPS has maintained pharmacy cost trends at 10% for the past two calendar years for the Company's California health plan while pharmacy trends for the state and the nation were significantly higher.

    The management of IPS believes there currently exist significant growth opportunities for PBMs that excel at flattening the drug cost trend for managed care organizations and employer groups. The components of excellence are knowledge-based programs such as turn key clinical intervention programs and successfully leveraging pharmacy buying power. These are the strengths upon which IPS is attempting to build.

    BILL REVIEW SERVICES. The Company also provides third party administration and bill review services with respect to workers's compensation claims primarily to self-insured employers, and operates a medical review and cost-containment business for the workers' compensation industry primarily within California. These operations were previously part of the Company's Workers' Compensation Division, the risk-based operations of which division the Company has recently determined to discontinue.

GOVERNMENT OPERATIONS DIVISION

    CHAMPUS. The Company's wholly-owned subsidiary, Foundation Health Federal Services, Inc. ("Federal Services"), administers large, multi-year managed care federal contracts for the United States Department of Defense (the "DoD").

    Federal Services currently administers health care contracts for DoD's TRICARE program covering 1.9 million eligible individuals under the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"). Through the federal government's TRICARE program, Federal Services provides CHAMPUS families with improved access to primary health care, lower out-of-pocket expenses and fewer claims forms. Federal Services currently administers three TRICARE contracts for five regions that cover the following states:

    - Region 11: Washington, Oregon and part of Idaho

    - Region 6: Texas, Arkansas, Oklahoma and part of Louisiana

    - Regions 9, 10 & 12: California, Hawaii, Alaska and part of Arizona

    During 1997, enrollment of CHAMPUS beneficiaries in the HMO option of the TRICARE program for the Region 11 contract increased by 9% to 113,748 while the total estimated number of eligible beneficiaries decreased by 2% to 237,488. During 1997, enrollment of CHAMPUS beneficiaries in the HMO option of the TRICARE program for the Region 6 contract increased by 28% to 266,899 while the total estimated number of eligible beneficiaries decreased by 1% to 626,267. During 1997, enrollment of CHAMPUS beneficiaries in the HMO option of the TRICARE program for the Regions 9, 10 and 12 contract increased by 45% to 332,103 while the total estimated number of eligible beneficiaries increased by 7% to 759,472 due to the addition of Alaska to the contract.

    Under the TRICARE contracts, Federal Services shares health care cost risk with the DoD for both gains and losses. Federal Services subcontracts to affiliated and unrelated third parties for the administration and health care risk of parts of these contracts. If all option periods are exercised by the DoD and no extensions of the performance period are made, health care delivery ends on February 29, 2000 for the Region 11 contract, on October 31, 2000 for the Region 6 contract and on March 31, 2001 for the Regions 9, 10 and 12 contract. Federal Services expects to compete for the rebid of all of these contracts.

    Federal Services protested to the U.S. General Accounting Office (the "GAO") concerning the awards of TRICARE contracts for Region 1 (northeast states) and for Regions 2 and 5 (mid-Atlantic and mid-west states) to competitors of Federal Services. The GAO sustained the protests and recommended that the DoD conduct another round of competition for these contracts. The DoD filed petitions for reconsideration of the protest decision by the GAO and the GAO is currently considering those petitions. If the petitions are denied and the protest decisions are upheld, Federal Services expects to compete again for these contracts.

    MEDICARE AND MEDICAID. As described earlier in this Annual Report on Form 10-K, the Company also contracts with federal and state governments to provide managed Medicare and Medicaid health care programs. As of December 31, 1997, the total number of Medicare risk enrollees in the Company's Medicare HMO operations exceeded 309,000 members. As of December 31, 1997, the total number of Medicaid risk enrollees in the Company's Medicaid HMO operations exceeded 443,000 members.

    During 1997, Federal Services administered contracts with the states of Massachusetts, New Jersey, Georgia, Maryland and Maine to enroll Medicaid eligible individuals in managed care programs within such states. Federal Services is not at risk for the provision of any health care services under these contracts. The contract with the state of Maine expired on December 31, 1997. Federal Services entered into an agreement with MAXIMUS, Inc., effective December 24, 1997, to sell the contracts for Massachusetts, New Jersey, Georgia and Maryland. Federal Services is presently in discussions with these four states to transfer these contracts to MAXIMUS, Inc.

WORKERS' COMPENSATION SEGMENT

    The Company's Workers' Compensation segment applies the Company's managed care concepts, such as use of specialized preferred provider networks and health care utilization review, to the operations of its workers' compensation subsidiaries. The Company's workers' compensation insurance companies consist of the following entities: California Compensation Insurance Company, a specialty workers' compensation carrier writing business primarily in California; Business Insurance Company, a national workers' compensation specialty carrier; Commercial Compensation Insurance Company, licensed to write multiple lines of business in approximately 47 states; and Combined Benefits Insurance Company, writing single source workers' compensation and group health insurance primarily in California. As noted below in the section of this Annual Report on Form 10-K entitled "Discontinued Operations and Anticipated Divestitures," the Company has recently determined to discontinue its risk-based workers' compensation operations.

PROVIDER RELATIONSHIPS AND RESPONSIBILITIES

    PHYSICIAN RELATIONSHIPS. Upon enrollment in most of the Company's HMO plans, each member selects a participating physician group ("PPG") or primary care physician from the HMO's provider panel. The primary care physicians and PPGs assume overall responsibility for the care of members. Medical care provided directly by such physicians includes the treatment of illnesses not requiring referral, as well as physical examinations, routine immunizations, maternity and child care and other preventive health services. The primary care physicians and PPGs are responsible for making referrals (approved by the HMO's or PPG's medical director) to specialists and hospitals. Certain Company HMOs offer enrollees "open panels" under which members may access any physician in the network without first consulting a primary care physician.

    The following table sets forth the number of primary care and specialist physicians with whom the Company's HMOs (and certain of such HMOs' PPGs) contracted as of December 31, 1997 in each of the three Health Plan Divisions of the Company:

                                                                CALIFORNIA     WESTERN      EASTERN
                                                                 DIVISION     DIVISION     DIVISION
                                                                -----------  -----------  -----------
Primary Care Physicians.......................................      11,797        9,692       22,360
Specialist Physicians.........................................      23,613       26,795       23,783
                                                                -----------  -----------  -----------
Totals........................................................      35,410       36,487       46,143

    PPG and physician contracts are generally for a period of at least one year and are automatically renewable unless terminated, with certain requirements for maintenance of good professional standing and compliance with the Company's quality, utilization and administrative procedures. In California and Arizona, PPGs or primary care physicians generally receive a monthly "capitation" fee for every member served. The capitation fee represents payment in full for all medical and ancillary services specified in the provider agreements. The non-physician component of all hospital services is covered by a combination of capitation and/or per diem charges. In such capitated arrangements, in cases where the capitated provider cannot provide the health care services needed, such providers generally contract with specialists and other ancillary service providers to furnish the requisite services pursuant to capitation agreements or negotiated fee schedules with specialists. Many of the Company's HMOs outside California and Arizona reimburse physicians according to a discounted fee-for-service schedule, although several HMOs have commenced capitation arrangements with certain providers and provider groups in their market areas.

    HOSPITAL RELATIONSHIPS. The Company's HMOs arrange for hospital care primarily through contracts with selected hospitals in their service areas. Such hospital contracts generally provide for multi-year terms, with limited annual reimbursement increases, and provide for payments on a variety of bases, including capitation, per diem rates, case rates and discounted fee-for-service schedules.

    Covered inpatient hospital care for a member is comprehensive; it includes the services of physicians, nurses and other hospital personnel, room and board, intensive care, laboratory and x-ray services, diagnostic imaging and generally all other services normally provided by acute-care hospitals. HMO or PPG nurses and medical directors are actively involved in discharge planning and case management, which often involves the coordination of community support services, including visiting nurses, physical therapy, durable medical equipment and home intravenous therapy.

    The Company owns and operates a 128-bed hospital located in Los Angeles, California, the East Los Angeles Doctors Hospital, and a 200-bed hospital located in Gardena, California, the Memorial Hospital of Gardena. As noted below in the section of this Annual Report on Form 10-K entitled "Discontinued Operations and Anticipated Divestitures," the Company is reviewing the feasibility of divesting direct ownership of these hospitals.

    COST CONTAINMENT. In most HMO plan designs, the primary care physician or PPG is responsible for authorizing all needed medical care except for emergency medical services. By coordinating care through such physicians in cases where reimbursement includes risk-sharing arrangements, the Company believes that inappropriate use of medical resources is reduced and efficiencies are achieved.

    To limit possible abuse in utilization of hospital services in non-emergency situations, a certification process precedes the inpatient admission of each member, followed by continuing review during the member's hospital stay. In addition to reviewing the appropriateness of hospital admissions and continued hospital stay, the Company plays an active role in evaluating alternative means of providing care to members and encourages the use of outpatient care, when appropriate, to reduce the cost that would otherwise be associated with an inpatient admission.

    QUALITY ASSURANCE. Quality assurance is a continuing priority for the Company. Most of the Company's HMOs have a quality assurance plan administered by a committee comprised of medical directors and primary care and specialist physicians. The committees' responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and community standards, and the collection of data relating to results of treatment. All of the Company's HMOs also have a subscriber grievance procedure and/or a member satisfaction program designed to respond promptly to member grievances. Aspects of such member service programs take place both within the PPGs and within the Company's HMOs. Set forth under the heading "National Committee for Quality Assurance" below is information regarding certain quality assurance accreditations received by the Company's subsidiaries.

MANAGEMENT INFORMATION SYSTEMS

    Effective information technology systems are critical to the Company's operation. The Company's information technology systems include several computer systems, each utilizing a combination of packaged and customized software and a network of on-line terminals. The information technology systems gather and store data on the Company's members and physician and hospital providers. The systems contain all of the Company's necessary membership and claims-processing capabilities as well as marketing and medical utilization programs. These systems provide the Company with an integrated and efficient system of billing, reporting, member services and claims processing and the ability to examine member encounter information for the optimization of clinical outcomes.

    In 1995, the Company embarked on a multi-year project to develop and install a new information system designed to facilitate the seamless management of patients throughout the entire health care continuum. This "Fourth Generation Medical Management" project (the "4-G System") upon implementation would include regional data repositories containing clinical and demographic data about each of the Company's health plan members, which data serves as the basis for enhanced clinical decision making. Physicians, hospitals and the Company's case managers would have access to expert systems and an ever-expanding library of clinical protocols which help in optimizing the diagnosis and treatment decisions for each health plan member.

    The Comprehensive Member Support Center ("Member Support Center"), located in the Philadelphia area, is a sophisticated telecommunications center staffed by experienced nurses that is the Company's initial application of the 4-G System. Each Member Support Center nurse has access to member-specific health information. In addition, expert clinical algorithms, developed by physicians at leading hospitals and academic medical centers, guide nurse interactions with members. As calls from members come into the center, the nurse can retrieve detailed member and provider information and use the expert algorithms to guide members to the most appropriate level of care for their condition. Outbound activities of the call center includes clinical reminder calls to members and consultive support for self-care protocols and educational materials. Whenever a member accesses the center, his or her primary care physician receives a follow-up report by fax, ensuring continuity of care.

    When first introduced, the Member Support Center served only members in the Philadelphia plan. Today, the Member Support Center serves more than three million FHS members in 13 states. In 1998, it is anticipated that the members of PHS and the Company's Arizona plan will be added to the center. The clinical nurses at the center today are handling approximately 1,300 phone calls each day from the Company's members. They interact with members 24 hours a day, seven days a week, to help ensure that members have access to the right provider in the right setting--no matter where they are in the United

States. The Company is contemplating the creation of regional centers similar to the Member Support Center which it believes will further strengthen the connection between members and the Company.

    The Company believes the Member Support Center is the most sophisticated telecommunications system in the managed care industry today. The Company sees it as a critical competitive advantage, especially in the Northeastern United States where FHS offers "open access" health plans.

    The Company also recognizes that the arrival of the Year 2000 poses a challenge to the ability of computer systems to recognize the date change from 1999 to 2000 (the "Year 2000 Issue") and has begun to assess and modify its computer applications and business processes to provide for their continued functionality given the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs (both external and internal) that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or material miscalculations causing disruptions of operations, including, among other things, the inability to process transactions, prepare invoices or engage in normal business activities.

    The costs of the Company's Year 2000 Issue projects and the timetable in which the Company plans to complete the Year 2000 Issue compliance requirements are set forth elsewhere in this Annual Report on Form 10-K and are based on estimates derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

DISCONTINUED OPERATIONS AND ANTICIPATED DIVESTITURES

    The Company revised its strategy of maintaining a presence in the workers' compensation insurance business as a result of various adverse developments arising in 1997 in the workers' compensation insurance business, primarily related to the workers' compensation claims environment in California. As discussed elsewhere in this Annual Report on Form 10-K, such adverse developments caused the Company's workers' compensation reserves to be inadequate which required the Company to strengthen such reserves at the end of 1997. These developments also led the Company to adopt a plan to completely discontinue this segment of its business, through divestiture of its workers' compensation risk-assuming insurance subsidiaries. The Company is presently conducting the sale of these businesses.

    The Company is presently reviewing a possible plan to exit its HMO operations in the states of Texas, Louisiana and Oklahoma due to inadequate returns on invested capital. The Company is presently reviewing an exit strategy for such states' businesses (including potential sale transactions). In December 1997 the Company also entered into a sale agreement to divest its non-operational HMO license in Alabama to an unaffiliated third party.

    The Company has decided to review the possibility of divesting its direct ownership of two Southern California hospitals, a 128-bed hospital located in Los Angeles, California, the East Los Angeles Doctors Hospital, and a 200-bed hospital located in Gardena, California, the Memorial Hospital of Gardena. Direct ownership of these two hospitals is not consistent with the Company's business philosophy to manage health care through contracts with independent providers of medical services. The Company is presently responding to inquiries of parties which have expressed an interest in purchasing these hospitals.

    The Company is also analyzing the strategic fit of its Denticare managed dental operations with the ongoing operations and operating strategy of the Company and, in this connection, whether a sale of such operations could be completed consistent with the Company's interests.

    In addition, effective June 30, 1997, the Company divested its United Kingdom operations.

    As set forth elsewhere in this Annual Report on Form 10-K, the Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and is reviewing from a strategic standpoint which of such businesses or operations should be divested.

ADDITIONAL INFORMATION CONCERNING THE COMPANY'S BUSINESS

    MARKETING AND SALES. Marketing for group Health Plan business is a two-step process in which the Company first markets to employer groups and then provides information directly to employees once the employer has selected a Company HMO. The Company typically uses its internal sales staff to serve the large employer groups while independent brokers work with the Company's internal sales staff to develop business with smaller employer groups. Once selected by an employer, the Company solicits enrollees from the employee base directly. In 1997, the Company marketed its programs and services primarily through its direct sales staff and independent brokers, agents and consultants. During "open enrollment" periods when employees are permitted to change health care programs, the Company uses direct mail, work day and health fair presentations, telemarketing, and outdoor, print, radio and television advertisements to attract new enrollees. The Company's sales efforts are supported by its marketing division which includes research and product development, corporate communications, public relations and marketing services.

    Premiums for each employer group are generally contracted for on a yearly basis, payable monthly. Numerous factors are considered by the Company in fixing its monthly premiums, including employer group needs and anticipated health-care utilization rates as forecasted by the Company's management based on the demographic composition of, and the Company's prior experience in, its service areas. Premiums are also affected by applicable regulations that prohibit experience rating of group accounts (i.e., setting the premium for the group based on its past use of health care services) and by state regulations governing the manner in which premiums are structured.

    The Company believes that the importance of the ultimate health care consumer (or member) in the health care product purchasing process is likely to increase in the future. Accordingly, the Company intends to focus its marketing strategies on the development of distinct brand identities and innovative product service offerings that will appeal to potential Health Plan members.

    COMPETITION. HMOs operate in a highly competitive environment in an industry currently subject to significant changes from business consolidations, new strategic alliances, legislative reform and market pressures brought about by a better informed and better organized customer base. The Company's HMOs face substantial competition from for-profit and nonprofit HMOs, PPOs, self-funded plans (including self-insured employers and union trust funds), Blue Cross/Blue Shield plans and traditional indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than the Company. The Company believes that the principal competitive features affecting its ability to retain and increase membership include the range and prices of benefit plans offered, provider network, quality of service, responsiveness to user demands, financial stability, comprehensiveness of coverage, diversity of product offerings and market presence and reputation. The relative importance of each of these features and key competitors vary by market. The Company believes that it competes effectively with respect to all of these factors.

    Kaiser Foundation Health Plan ("Kaiser") is the largest HMO in California and in the United States and the Company's principal competitor in the California HMO industry. In addition to Kaiser, the Company's other HMO competitors include PacifiCare of California (which recently purchased FHP Health Plan), California Care (Blue Cross) and CIGNA Healthplans of California, Inc. In addition, there are a number of other types of competitors including self-directed plans, traditional indemnity insurance plans and other managed care plans.

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

    The Company's Colorado HMO competes primarily against other HMOs including Kaiser and PacifiCare of Colorado, as well as with a Blue Cross/Blue Shield HMO, other commercial carriers and various hospital or physician-owned HMOs. The Company's largest competitor in New Mexico is Presbyterian Health Plan. The Company's New Mexico HMO also competes with Lovelace Health Plan (an HMO owned by CIGNA Corporation) and Blue Cross/Blue Shield. The Company's largest competitor in Arizona is Health Partners. The Company's Arizona HMO also competes with CIGNA, PacifiCare, Aetna, and Blue Cross/Blue Shield. In Utah, the Company competes with Intermountain Health Plan and PacifiCare, among other companies.

    The Company's Oregon HMO competes primarily against other HMOs including Kaiser, PacifiCare of Oregon, The Good Health Plan, and a Blue Cross/Blue Shield HMO, and with various PPOs. The Company's Washington HMO competes primarily with Group Health Cooperative of Puget Sound, Kaiser, HealthPlus (Blue Cross), and with commercial carriers, self-funded plans and other Blue Cross/Blue Shield organizations.

    The Company's HMOs in Connecticut compete for business with commercial insurance carriers, Blue Cross and Blue Shield of Connecticut and more than ten HMOs. The Company's main competitors in Pennsylvania, New York and New Jersey are Aetna/U.S. Healthcare, Independence Blue Cross, Empire Blue Cross, Oxford Health Plans, AmeriHealth and Keystone East. The Company's HMO operations in Florida compete for business with Humana Medical Plan, United HealthCare, Health Options, and Prudential HealthCare, among others.

    GOVERNMENT REGULATION. The Company believes it is in compliance in all material respects with all current state and federal regulatory requirements applicable to the business to be conducted by its subsidiaries. Certain of these requirements are discussed below.

    FEDERAL HMO STATUTES. Under the Federal Health Maintenance Organization Act of 1973 (the "HMO Act"), services to members must be provided substantially on a fixed, prepaid basis without regard to the actual degree of utilization of services. Although premiums established by an HMO may vary from account to account through composite rate factors and special treatment of certain broad classes of members, traditional experience rating of accounts (i.e., retrospective adjustments for a group account based on that group's past use of health care services) is not permitted under the HMO Act; prospective rating adjustments are, however, allowed. Several of the Company's HMOs are federally qualified in certain parts of their respective service areas under the HMO Act and are therefore subject to the requirements of such act to the extent federally qualified products are offered and sold.

    Additionally, there are a number of proposed federal laws currently before Congress to further regulate managed health care. The Company cannot predict the ultimate fate of any of these legislative proposals. The Company's Medicare risk contracts are subject to regulation by HCFA. HCFA has the right to audit HMOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with HCFA's contracts and regulations.

    CALIFORNIA HMO REGULATIONS. California HMOs such as Health Net and certain of the Company's specialty plans are subject to state regulation, principally by the DOC under the Knox-Keene Health Care Service Plan Act of 1975, as amended (the "Knox-Keene Act"). Among the areas regulated by the Knox-Keene Act are: (i) adequacy of administrative operations, (ii) the scope of benefits required to be made available to members, (iii) manner in which premiums are structured, (iv) procedures for review of quality assurance, (v) enrollment requirements, (vi) composition of policy making bodies to assure that plan members have access to representation, (vii) procedures for resolving grievances, (viii) the interrelationship between HMOs and their health care providers, (ix) adequacy and accessibility of the network of health care providers, (x) provider contracts and (xi) initial and continuing financial viability. Any material modifications to the organization or operations of Health Net are subject to prior review and approval by the DOC. This approval process can be lengthy and there is no certainty of approval. In addition, under the Knox-Keene Act, Health Net and certain other Company subsidiaries must file periodic reports with, and are subject to periodic review by, the DOC.

    Currently, the California legislature is considering a number of significant managed health care measures which could materially alter California's regulatory environment. Among such measures are proposals to establish an entirely new regulatory structure for managed care, in lieu of the DOC. Other legislative proposals focus on medical care dispute resolution mechanisms, medical malpractice liability, and plan enrollee notification about plan provisions and coverage. The Company cannot predict the ultimate fate of any of these legislative proposals in California.

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

    NATIONAL COMMITTEE FOR QUALITY ASSURANCE ("NCQA"). NCQA, an independent, non-profit organization that reviews and accredits HMOs, assesses an HMO's quality improvement, utilization management, credentialing process, commitment to members' rights and preventive health services. HMOs that comply with NCQA's review requirements and quality standards receive NCQA accreditation. After an NCQA review is completed, NCQA will issue one of four designations. These are (i) accreditation for three years; (ii) accreditation for one year; (iii) provisional accreditation for twelve to eighteen months to correct certain problems with a follow-up review to determine qualification for accreditation; and (iv) not accredited. Intergroup, the Company's HMO in Arizona, has received NCQA accreditation for three years. Health Net, PHS, Foundation Health, a Florida Health Plan, QualMed Pennsylvania, QualMed Plans for Health of Colorado, and QualMed, a Washington Health Plan have all received one year accreditation from NCQA. Certain of the Company's other Health Plan subsidiaries are in the process of applying for NCQA accreditation.

SERVICE MARKS

    The Company's service marks and/or trademarks include, among others: THE ACUTE CARE ALTERNATIVE-Registered Trademark-, Alliance 2000-SM-, Alliance 1000-SM-, Asthmawise-SM-, AVP-SM-, AVP Vision Plans-SM-, BabyWell-SM-, BEING WELL-Registered Trademark-, CARECAID-Registered Trademark-,
CMP-Registered Trademark-, COMBINED CARE-REGISTERED TRADEMARK-, COMBINED CARE PLUS-SM-, COMMUNITY MEDICAL PLAN, INC. and design-Registered Trademark-, A CURE FOR THE COMMON HMO-Registered Trademark-, Feetbeat Worksite Walking Program-SM-, FIRM SOLUTIONS-Registered Trademark-, FLEX ADVANTAGE-Registered Trademark-, FLEX NET-SM-, FOUNDATION HEALTH and design-Registered Trademark-, FOUNDATION HEALTH GOLD-Registered Trademark-, Foundation Health Systems-SM-, GOOD HEALTH IS JUST AROUND THE CORNER-Registered Trademark-, HANK-Registered Trademark-, HANK and design-Registered Trademark-, HEALTH NET-Registered Trademark-, Health Net ACCESS-SM-, Health Net Comp.24-SM-, Health Net ELECT-SM-, Health Net INSIGHT-SM-, Health Net OPTIONS-SM-, Health Net SELECT-SM-, Health Net Seniority Plus-SM-, Health Smart and design-SM-, Healthworks (stylized)-SM-, Heart & Soul-SM-, IMET and design-Registered Trademark-, Indian design-Registered Trademark-, INDIVIDUAL PREFERRRED PPO-Registered Trademark-, InterCare-SM-, InterComp-SM-, InterFlex-SM-, Inter Mountain Employers Trust-SM-, InterPlus-SM-, LIFE WITH DIGNITY AND HOPE-Registered Trademark-, MAKING QUALITY HEALTH CARE AFFORDABLE-Registered Trademark-, M.D. Health Plan Personal Medical Management-SM-, On the Road to Good Health-SM-, PHYSICIANS HEALTH SERVICES-Registered Trademark-, Premier Medical Network-SM-, Premier Medical Network It's Your Choice-SM-, QUALASSIST-Registered Trademark-, QUALADMIT-Registered Trademark-, QUALCARE-Registered Trademark-, QUALCARE PREFERRED-Registered Trademark-, QUAL-MED-Registered Trademark-, QUALMED-SM-, QUALMED HEALTH & LIFE INSURANCE COMPANY-Registered Trademark-, QUALMED PLANS FOR HEALTH-Registered Trademark-, Rapid Access-SM-, SENIOR
SECURITY-Registered Trademark-, SENIOR VALUE-Registered Trademark-, Someone at Your Side-SM-, Sun/Mountain design-Registered Trademark-,The Final Piece of the Healthcare Puzzle-SM-, VitalLine-SM-, VITALTEAM-Registered Trademark-, WELL MANAGED CARE RIGHT FROM THE START-Registered Trademark-, WELL
REWARDS-Registered Trademark-, Well Woman-SM-, Wise Choice-SM-, WORKING WELL TOGETHER-Registered Trademark- and Your Partner in Healthy Living-SM- and certain designs related to the foregoing.

    The Company utilizes these and other marks in connection with the marketing and identification of products and services. The Company believes such marks are valuable and material to its marketing efforts.

EMPLOYEES

    The Company currently employs approximately 15,200 employees. Such employees perform a variety of functions, including administrative services for employers, providers, and members, negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers, handling claims for payment of hospital and other services and providing data processing services. The Company's employees are not unionized and the Company has not experienced any work stoppage since its organization. The Company considers its relations with its employees to be very good.

    As set forth elsewhere in this Annual Report on Form 10-K, in connection with the FHS Combination the Company adopted a significant restructuring plan which provides for a workforce reduction, the consolidation of employee benefit plans and the consolidation of certain office locations.

ITEM 2. PROPERTIES

    The Company owns its offices in Pueblo, Colorado and leases office space for its principal executive offices in Woodland Hills and its offices in Rancho Cordova, California.

    The Pueblo facility, with approximately 72,000 square feet, is subject to a mortgage in the aggregate principal amount of approximately $1 million. The Company is also renovating three Pueblo properties which it obtained in 1996 with approximately 188,400 aggregate square feet and intends to receive public funds for certain of such properties' renovation from the City and County of Pueblo in return for certain employment commitments.

    The Woodland Hills facility, with approximately 300,000 square feet, is leased pursuant to a ten year base lease expiring in 2001 on an anchor full-service gross basis with annual rent in 1997 of approximately $8.6 million.

    The Company and its subsidiaries also lease an aggregate of approximately 550,000 square feet of office space in Rancho Cordova, California. The Company's aggregate rent obligations under these leases were approximately $9.2 million in 1997. These leases expire at various dates through July 2002.

    In addition to the Company's office space in Pueblo, Woodland Hills and Rancho Cordova, the Company and its subsidiaries lease approximately 220 sites in 27 states, comprising roughly 2.2 million square feet of space.

    The Company owns in total approximately 1.7 million square feet of space. The Company owns approximately 535,000 aggregate square feet of space for health care centers in California and Arizona and approximately 249,000 square feet of space for two hospitals in Southern California. The Company also owns approximately a dozen office buildings, in Arizona, California, Colorado and Connecticut, which collectively encompass about 840,000 square feet of space.

    Management believes that its ownership and rental costs are consistent with those available for similar space in the applicable local area. The Company's properties are well maintained, considered adequate and are being utilized for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS

RESTRICTED STOCK DISPUTE

    Following the conversion of Health Net to a for-profit subsidiary of the Company (the "Conversion"), a restricted stock plan (the "Restricted Stock Plan") was adopted and restricted shares of the Company ("Restricted Shares") were issued to certain management employees of Health Net. In February 1993, the DOC informed Health Net that it believed the issuance of Restricted Shares of the Company to persons who were stockholders of the Company as of the date of the Conversion (the "Restricted Share Recipients") violated certain provisions and terms imposed by the DOC in connection with the Conversion. In March 1993, the DOC insisted that such restricted shares be rescinded and stated that the DOC would take steps necessary to revoke the approval of the Conversion if the issuance of the Restricted Shares was not rescinded (the "Conditional Revocation Order"). In April 1993 the Restricted Share Recipients agreed to rescind all of the Restricted Shares issued to them, under express protest to the DOC. Subsequently, certain of the Restricted Share Recipients filed a formal protest with the DOC requesting a hearing regarding the correctness of the decision.

    On September 14, 1994, Health Net, the Company and certain of the Restricted Share Recipients, on behalf of all the Restricted Share Recipients (the "Petitioners"), filed a Petition for Writ of Administrative Mandamus in the Superior Court of the County of Los Angeles (Case No. BS030426) (the "Writ Proceeding"). The Writ Proceeding sought to overturn the Conditional Revocation Order and to require the Commissioner of the DOC to follow procedures set forth in the Administrative Procedures Act which would result in an administrative hearing regarding the correctness of the Conditional Revocation Order or, in the alternative, to treat the Conditional Revocation Order as a final agency action and to have the Court order the Commissioner of the DOC to rescind the Conditional Revocation Order.

    On May 25, 1995, the Petitioners filed an amended petition expanding the original claims and adding a new cause of action for a declaratory judgment that would revoke the rescission of the issuance of the Restricted Shares. The DOC and the CWF filed new demurrers to the amended petition on July 3, 1995. At a hearing on July 28, 1995, the Court sustained the demurrers without leave to amend. On August 7, 1995, the Petitioners filed objections to the Court's Statement of Decision. On August 15, 1995, the Court overruled the objections of the Petitioners to the Court's Statement of Decision. On September 8, 1995, the Court entered an Order of Dismissal, and the Amended Petition for Writ of Mandate and Complaint for Declaratory Relief of the Petitioners was dismissed. On September 19, 1995, the DOC served notice of the entry of the Order of Dismissal. On October 18, 1995, the Petitioners filed a Notice of Appeal. The opening brief was filed on March 15, 1996, and the Respondents' briefs were filed on or around June 13, 1996. The reply briefs to the Respondents' briefs were timely filed on August 19, 1996 and the Court set oral arguments on the appeal for November 13, 1996.

    On November 26, 1996, the California Court of Appeals entered an order affirming the trial court decision. During the first week of January 1997, the Petitioners filed a petition for review asking the California Supreme Court to consider the matter. The DOC and the CWF filed oppositions to the petition for review on January 21, 1997 and January 23, 1997, respectively. On March 12, 1997, the California Supreme Court issued a ruling denying the petition for review. This case is now resolved.

MEDAPHIS CORPORATION

    On November 7, 1996 the Company's predecessor HSI filed a lawsuit against Medaphis Corporation ("Medaphis") and its former Chairman and Chief Executive Officer Randolph G. Brown, entitled HEALTH SYSTEMS INTERNATIONAL, INC. V. MEDAPHIS CORPORATION, RANDOLPH G. BROWN AND DOES 1-50, case number BC 160414, Superior Court of California, County of Los Angeles. The lawsuit arises out of the acquisition of Health Data Sciences Corporation ("HDS") by Medaphis. In July 1996, HSI, the owner of 1,234,544 shares of Series F Preferred Stock of HDS, representing over sixteen percent of the total outstanding equity of HDS, voted its shares in favor of the acquisition of HDS by Medaphis. HSI received as the result of the acquisition 976,771 shares of Medaphis Common Stock in exchange for its Series F Preferred Stock. Pursuant to the Merger Agreement, the Company succeeded to the interests of HSI in the Medaphis lawsuit, and the Company has been substituted for HSI as plaintiff in the suit.

    In its complaint, the Company alleges that Medaphis was actually a poorly run company with sagging earnings in its core business, and had artificially maintained its stock prices through a series of acquisitions and accounting maneuvers which provided the illusion of growth while hiding the reality of its weakening financial and business condition. The Company alleges that Medaphis, Brown and other insiders deceived the Company by presenting materially false financial statements and by failing to disclose that Medaphis would shortly reveal a "write off" of up to $40 million in reorganization costs and would lower its earnings estimate for the following year, thereby more than halving the value of the Medaphis shares received by the Company. The Company alleges that these false and misleading statements were contained in oral communications with the Company, as well as in the registration statement and the prospectus provided by Medaphis to all HDS shareholders in connection with the HDS acquisition. Further, despite knowing of the Company's discussions to form a strategic alliance of its own with HDS, Medaphis and the individual defendants wrongfully interfered with that prospective business relationship by proposing to acquire HDS using Medaphis stock whose market price was artificially inflated by false and misleading statements. The Company alleges that the defendants' actions constitute violations of both federal and state securities laws, as well as fraud and other torts under state law. The Company is seeking either rescission of the transaction or damages in excess of $38 million. The defendants have denied the allegations in the complaint, and the Company is vigorously pursuing its claims against Medaphis.

    Recently the Company moved to disqualify the law firm representing certain of the individual defendants. The trial court granted the Company's motion, and the law firm and its clients have appealed such decision. In addition, the trial court granted a stay of the case until June 4, 1998 in order to permit the law firm to appeal. The Company intends to press for an expedited appeal. Prior to the stay the case was in the early stages of discovery. No trial date has yet been set.

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

    The case went to trial in April of 1997 against Gem and the agent. A jury verdict was ultimately rendered awarding the Plaintiffs $1 million in compensatory damages and assessing fault 97% to Gem and 3% to the agent, Mark Davis. In addition, the jury awarded $15 million in punitive damages against Gem. Thereafter, the plaintiffs filed a motion seeking to recover an additional $4 million in attorneys' fees, and Gem filed post-trial motions for judgment notwithstanding the verdict, for a new trial and for remittitur of the jury verdict. Gem's motion for judgment notwithstanding the verdict was denied. The court granted Gem's motion for remittitur and remitted the jury verdict to an award of $1 million in compensatory damages and $2 million in punitive damages. The court further ordered that if the plaintiffs did not accept the remittitur order, Gem's motion for new trial would be granted. The plaintiffs accepted the court's remittitur. Their motion for attorneys' fees is currently pending. Notwithstanding the plaintiffs' acceptance of the court's remittitur, Gem plans to appeal the verdict.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the security holders of the Company, either through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1997.

OTHER INFORMATION

REVOLVING CREDIT FACILITY

    On July 8, 1997 the Company entered into a Credit Agreement with the banks identified therein (the "Banks") and Bank of America National Trust and Savings Association ("Bank of America"), in its capacity as the Administrative Agent, pursuant to which the Company obtained an unsecured five-year $1.5 billion revolving credit facility maturing on July 7, 2002. The Credit Agreement replaced (i) the Company's prior Amended and Restated Credit Agreement, dated as of April 26, 1996, with Bank of America, as agent, providing for a $700 million unsecured revolving credit facility and (ii) FHC's prior (A) Revolving Credit Agreement, dated as of December 5, 1994, with Citicorp USA, Inc., as agent, providing for a $300 million unsecured revolving credit facility and (B) Revolving Credit Agreement, dated as of December 17, 1996, with Citibank, N.A., as administrative agent, providing for a $200 million unsecured revolving credit facility.

    The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Specifically, Section
7.11 of the Credit Agreement provides that the Company and its subsidiaries may, so long as no event of default exists: (i) declare and distribute stock as a dividend; (ii) purchase, redeem or acquire its stock, options and warrants with the proceeds of concurrent public offerings; and (iii) declare and pay dividends or purchase, redeem or otherwise acquire its capital stock, warrants, options or similar rights with cash subject to certain specified limitations.

    Under the Credit Agreement, as amended pursuant to a Letter Agreement dated March 27, 1998 (the "Credit Facility Letter Agreement") with the Banks, the Company is: (i) obligated to maintain certain covenants keyed to the Company's financial condition and performance (including a Total Leverage Ratio and Fixed Charge Ratio); (ii) obligations to limit liens; (iii) subject to customary covenants, including (A) disposition of assets only in the ordinary course and generally at fair value and (B) restrictions on acquisitions, mergers, consolidations, loans, leases, joint ventures, contingent obligations and certain transactions with affiliates; (iv) permitted to sell the Company's workers' compensation insurance business, provided that the net proceeds shall be applied towards repayment of the outstanding Loans under the Credit Agreement; and (v) permitted to incur additional indebtedness in an aggregate amount not to exceed $1,000,000,000 upon certain terms and conditions, including mandatory prepayment of the outstanding Loans with a certain portion of the proceeds from the issuance of such indebtedness, resulting in a permanent reduction of the aggregate amount of commitments under the Credit Agreement by the amount so prepaid. The Credit Facility Letter Agreement, a copy of which is filed as Exhibit 10.70 to this Annual Report on Form 10-K, also provided for an increase in the interest and facility fees under the Credit Agreement.

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

    A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File No. 001-12718). In connection with its execution of the Merger Agreement for the FHS Combination, the Company entered into Amendment No. 1 (the "Rights Amendment") to the Rights Agreement to exempt the Merger Agreement and related transactions from triggering the Rights. In addition, the Rights Amendment modifies certain terms of the Rights Agreement applicable to the determination of certain "Adverse Persons," which modifications become effective upon consummation of the transactions provided for under the Merger Agreement. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement.

THE CALIFORNIA WELLNESS FOUNDATION

    Pursuant to the Amended Foundation Shareholder Agreement, dated as of January 28, 1992 (the "CWF Shareholder Agreement"), by and among the Company, the CWF and certain stockholders (the "HNMH Stockholders") of HN Management Holdings, Inc. (a predecessor to the Company) ("HNMH") named therein, the CWF is subject to various volume and manner of sale restrictions specified in the CWF Shareholder Agreement which limit the number of shares that the CWF may dispose of prior to December 31, 1998.

    Under the relevant provisions of California law, when a corporation converts from nonprofit to for-profit corporate status, the equivalent of the fair market value of the nonprofit corporation must be contributed to a successor charity that has a charitable purpose consistent with the purposes of the nonprofit entity. The CWF was formed to be the charitable recipient of the conversion settlement when Health Net (a subsidiary of the Company) effected a conversion from nonprofit to for-profit status, which occurred in February 1992 (the "Conversion"). In connection with the Conversion, Health Net issued to the CWF promissory notes in the original principal amount of $225 million (the "CWF Notes") and shares of Class B Common Stock (which immediately prior to the business combination involving HNMH and QualMed, Inc. were split to become 25,684,152 shares of Class B Common Stock then held by the CWF). While such shares are held by the CWF, they are entitled to the same economic benefit as Class A Common Stock, but are non-voting in nature. If the CWF sells or transfers such shares to an unrelated third party, they automatically convert to Class A Common Stock.

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

    As a result of such transactions, the CWF now holds 10,297,642 shares of Class B Common Stock and, as of December 31, 1997, approximately $18.8 million in principal of the CWF Notes remained outstanding.

    On February 25, 1998, the CWF notified the Company of its intention to sell up to 8,026,000 additional shares of Class B Common Stock pursuant to the CWF Registration Rights Agreement in an underwritten public offering. Pursuant to the terms of the CWF Registration Rights Agreement, the Company upon receipt of a notification under such agreement must prepare and file a registration statement with respect to such shares with the Securities and Exchange Commission as expeditiously as possible but in no event later than 90 days following receipt of the notice, subject to certain exceptions. The Company is responding to the CWF notification in accordance with the terms of the CWF Registration Rights Agreement. Any shares of Class B Common Stock sold by CWF to third parties will automatically convert on a one-for-one basis into shares of Class A Common Stock.

REDEMPTION OF THE FHC PUBLIC DEBT

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

    HEALTH CARE COSTS. A large portion of the revenue received by the Company is expended to pay the costs of health care services or supplies delivered to its members. The total health care costs incurred by the Company are affected by the number of individual services rendered and the cost of each service. Much of the Company's premium revenue is set in advance of the actual delivery of services and the related incurring of the cost, usually on a prospective annual basis. While the Company attempts to base the premiums it charges at least in part on its estimate of expected health care costs over the fixed premium period, competition, regulations and other circumstances may limit the Company's ability to fully base premiums on estimated costs. In addition, many factors may and often do cause actual health care costs to exceed those costs estimated and reflected in premiums. These factors may include increased utilization of services, increased cost of individual services, catastrophes, epidemics, seasonality, new mandated benefits or other regulatory changes and insured population characteristics.

    The managed care industry is labor intensive and its profit margin is low. Hence, it is especially sensitive to inflation. Health care industry costs have been rising annually at rates higher than the Consumer Price Index. Increases in medical expenses without corresponding increases in premiums could have a material adverse effect on the Company.

    PHARMACEUTICAL COSTS. The costs of pharmaceutical products and services are increasing faster than the costs of other medical products and services. Thus, the Company's HMOs face ever higher pharmaceutical expenses. Though the Specialty Services Division's managed pharmaceutical care operations endeavor to keep pharmaceutical costs low for the Company's HMOs, there can be no assurances that the Company will be able to do so in the face of rapidly rising prices. Also, statutory and regulatory changes may significantly alter the Company's ability to manage pharmaceutical costs through restricted formularies of products available to the Company's health plan members.

    MEDICAL MANAGEMENT. The Company's profitability is dependent, to a large extent, upon its ability to accurately project and manage health care costs, including without limitation, appropriate benefit design, utilization review and case management programs, and its risk sharing arrangements with providers, while providing members with quality health care. For example, high out-of-network utilization of health care providers and services may have significant adverse affects on the Company's ability to manage health care costs and member utilization of health care. There can be no assurance that the Company through its medical management programs will be able to continue to manage medical costs sufficiently to restore and/ or maintain profitability in all of its product lines.

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

    The managed health care industry has recently received a significant amount of negative publicity. Such general publicity, or any negative publicity regarding the Company in particular, could adversely affect the Company's ability to sell its products or services or could create regulatory problems for the Company. Furthermore, recently, the managed care industry has experienced significant merger and acquisition activity. Speculation or uncertainty about the Company's future could adversely affect the ability of the Company to market its products.

    COMPETITION. The Company competes with a number of other entities in the geographic and product markets in which it operates, some of which other entities may have certain characteristics or capabilities which give them an advantage in competing with the Company. The Company believes there are few barriers to entry in these markets, so that the addition of new competitors can occur relatively easily. Certain of the Company's customers may decide to perform for themselves functions or services formerly provided by the Company, which could result in a decrease in the Company's revenues. Certain of the Company's providers may decide to market products and services to Company customers in competition with the Company. In addition, significant merger and acquisition activity has occurred in the industry in which the Company operates as well as in industries which act as suppliers to the Company such as the hospital, physician, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. Provider service organizations may be created by health care providers to offer competing managed care products. To the extent that there is strong competition or that competition intensifies in any market, the Company's ability to retain or increase customers, its revenue growth, its pricing flexibility, its control over medical cost trends and its marketing expenses may all be adversely affected.

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

    ADMINISTRATION AND MANAGEMENT. The level of administrative expense is a partial determinant of the Company's profitability. While the Company attempts to effectively manage such expenses, increases in staff-related and other administrative expenses may occur from time to time due to business or product start-ups or expansions, growth or changes in business, acquisition, regulatory requirements or other reasons. Such expense increases are not clearly predictable and increases in administrative expenses may adversely affect results.

    The Company currently believes it has a relatively experienced, capable management staff. Loss of certain managers or a number of such managers could adversely affect the Company's ability to administer and manage its business.

    RESTRUCTURING COSTS. In connection with the FHS Combination, the Company adopted a restructuring plan during the quarter ended June 30, 1997, the principal elements of which include: a workforce reduction; the consolidation of employee benefit plans; the consolidation of facilities in geographic locations where office space is duplicated; the consolidation of overlapping provider networks; and the consolidation of information systems at all locations to standardized systems. The Company anticipates the plan will be substantially completed by the end of 1998. During the quarter ended December 31, 1997, the Company adopted an additional restructuring plan and recorded a restructuring charge related to the integration of the Company's Eastern Division health plans in connection with its acquisition of PHS and FOHP. Although the Company believes it is "on track" to timely complete its restructuring plans, there can be no assurances that unforeseen difficulties in accomplishing any one or more of the elements of the plans will substantially delay the completion of the plans and materially adversely affect the Company's future profitability.

    MANAGEMENT INFORMATION SYSTEMS. The Company's business is significantly dependent on effective information systems. The information gathered and processed by the Company's management information systems assists the Company in, among other things, pricing its services, monitoring utilization and other cost factors, processing provider claims, billing its customers on a timely basis and identifying accounts for collection. The Company has many different information systems for its various businesses. The Company is in the process of attempting to reduce the number of systems and also to upgrade and expand its information systems capabilities. Any difficulty associated with or failure to successfully implement such updated management information systems, or any inability to expand processing capability in the future in accordance with its business needs, could result in a loss of existing customers and difficulty in attracting new customers, customer and provider disputes, regulatory problems, increases in administrative expenses or other adverse consequences. In addition, the Company may, from time-to-time, obtain significant portions of its systems-related or other services or facilities from independent third parties which may make the Company's operations vulnerable to such third parties' failure to perform adequately.

    The Company also recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of virtually all computer systems to recognize the date change from 1999 to 2000 (the "Year 2000 Issue") and has begun to assess and modify its computer applications and business processes to provide for their continued functionality given the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs (both external and internal) that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or material miscalculations causing disruptions of operations, including, among other things, the inability to process transactions, prepare invoices or engage in normal business activities.

    There can be no assurance that the systems of the Company or of other companies on which the Company's systems rely will be timely converted and/or modified, and such failure could have a material adverse effect on the Company and its operations. The costs of the Company's Year 2000 Issue projects and the timetable in which the Company plans to complete the Year 2000 Issue compliance requirements set forth elsewhere in this Annual Report on Form 10-K are based on estimates derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from these plans and estimates.

    At this time it is also unclear as to the extent of existing insurance coverage, if any, the Company may have to cover these potential Year 2000 Issue liabilities.

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

    POTENTIAL DIVESTITURES. The Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and is reviewing from a strategic standpoint which of its businesses or operations should be divested. In this regard the Company (i) has decided to divest its workers' compensation insurance business, (ii) is considering divestiture of direct ownership of two southern California hospitals, (iii) is currently reviewing plans to exit its HMO operations in the states of Texas, Louisiana and Oklahoma and (iv) is analyzing the strategic fit of its Denticare managed dental operations with the ongoing operations and operating strategy of the Company. There can be no assurance that the Company will complete any of these transactions. Further, entering into and evaluating these transactions may entail certain risks and uncertainties in addition to those which may result from any such change in the Company's business operations, including but not limited to, extraordinary transaction costs, unknown indemnification liabilities or unforeseen administrative needs, any of which could result in reduced revenues, increased charges, post transaction administrative costs or could otherwise have a material adverse effect on the Company's business, financial condition or results of operations. See "Item 1. Business--Discontinued Operations and Anticipated Divestitures."

    GOVERNMENT PROGRAMS AND REGULATION. The Company's business is subject to extensive federal and state laws and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements and periodic examinations by governmental agencies. The laws and rules governing the Company's business and interpretations of those laws and rules are subject to frequent change. For example, as described earlier in this Annual Report on Form 10-K, in the section entitled "California HMO Regulations," the California legislature may in 1998 make significant changes in the laws regulating HMOs operating in that state. Existing or future laws and rules could force the Company to change how it does business and may restrict the Company's revenue and/or enrollment growth and/or increase its health care and administrative costs. In particular, the Company's HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates and approval of policy language and benefits. Although such regulations have not significantly impeded the growth of the Company's business to date, there can be no assurance that the Company will be able to continue to obtain or maintain required governmental approvals or licenses or that regulatory changes will not have a material adverse effect on the Company's business. Delays in obtaining or failure to obtain or maintain such approvals, or moratoria imposed by regulatory authorities, could adversely affect the Company's revenue or the number of its members, could increase costs, or could adversely affect the Company's ability to bring new products to market as forecasted.

    A significant portion of the Company's revenues relate to federal, state and local government health care coverage programs, such as Medicare and Medicaid programs. Such contracts carry certain risks such as higher comparative medical costs, government regulatory and reporting requirements, the possibility of reduced or insufficient government reimbursement in the future, and higher marketing and advertising costs per member as the result of marketing to individuals as opposed to groups. Such risk contracts also are generally subject to frequent change including changes which may reduce the number of persons enrolled or eligible, reduce the revenue received by the Company or increase the Company's administrative or health care costs under such programs. In the event government reimbursement were to decline from projected amounts, the Company's failure to reduce the health care costs associated with such programs could have a material adverse effect upon the Company's business. Changes to such government programs in the future may also affect the Company's willingness to participate in such programs.

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

    The amount of government receivables represents the Company's best estimate of government liability. The receivables are generally subject to government audit and negotiation and the final amounts actually received may be greater or less than the amounts recognized by the Company.

    LOSS RESERVES. The Company's loss reserves are estimates of future costs based on various assumptions. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicious administration of claims, medical costs and other factors. Included in the loss reserves are estimates for incurred but not reported ("IBNR") claims which are established for unreported claims and adverse loss developments relating to current and prior years. Estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations. Such estimates are subject to the impact of changes in the regulatory environment and economic conditions. Given the inherent variability of such estimates, the actual liability could differ significantly from the amounts provided. Moreover, if the assumptions on which the estimates are based prove to be incorrect and reserves are inadequate to cover the Company's actual experience, the Company's profitability could be adversely affected.

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

RECENT DEVELOPMENTS

    FOUNDATION HEALTH CORPORATION. Effective April 1, 1997, the Company was formed pursuant to the FHS Combination involving HSI and FHC. Pursuant to the FHS Combination, FHC merged into a newly created subsidiary of HSI and each outstanding share of FHC capital stock was converted into 1.3 shares of HSI's Class A Common Stock. As part of the FHS Combination HSI remained as the ultimate parent company and changed its name to "Foundation Health Systems, Inc." The FHS Combination was tax-free and accounted for as a pooling of interests.

    The Merger Agreement governing the FHS Combination also provided for, among other things, amendment of the Company's By-Laws to effect certain changes to the governance provisions of the Company following the FHS Combination, including provisions related to the structure of the Company's Board of Directors and the committees of the Company's Board of Directors.

    ADVANTAGE HEALTH. On April 1, 1997 the Company completed the acquisition of Advantage Health, the trade name for a group of managed health care companies based in Pittsburgh, PA for $12.5 million in cash. Advantage Health has approximately 35,000 full-risk members. In 1996 Advantage Health recorded revenues of approximately $56 million, with about ninety percent (90%) from health plan operations. The Company purchased Advantage Health from St. Francis Health System, which has a short-term option to reacquire a twenty percent (20%) interest in Advantage Health for $2.5 million. Advantage Health remains a party to long-term provider agreements with the St. Francis Health System.

    PACC. On October 22, 1997 the Company completed its acquisition of PACC HMO and PACC Health Plans, each an Oregon non-profit corporation (collectively, "PACC") pursuant to an Agreement and Plan of Reorganization, dated as of March 20, 1997 and effective on April 9, 1997 (the "Reorganization Agreement"), among the Company, QualMed Health Plan, Inc., an Oregon corporation and an indirect wholly-owned subsidiary of the Company ("QMO"), and PACC.

    As part of such transaction and as provided for in the Reorganization Agreement, PACC organized Northwest Health Foundation (the "PACC Foundation") as an Oregon nonprofit public benefit corporation which received the net acquisition consideration proceeds. The PACC Foundation also assumed certain of PACC's obligations under the Reorganization Agreement (including indemnification obligations) at closing. Although the total purchase price for PACC was $68 million, under the Reorganization Agreement the Company received an approximately $10.1 million credit for certain physician payment obligations of PACC it assumed, and was permitted to transfer to the PACC Foundation an aggregate of $14.3 million in investments previously owned by PACC. As a result, the Company paid the PACC Foundation a net purchase price of approximately $43.7 million.

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

    Immediately prior to its acquisition by the Company, PACC (based in Clackamas, Oregon) had health plan operations in Oregon and Washington, with approximately 116,000 medical members (approximately 108,000 of which were located in the Portland, Oregon area). Approximately 67,000 of such members were in PACC HMO (a commercial health maintenance organization), with the balance in PACC Health Plans (primarily a preferred provider organization).

    FIRST OPTION HEALTH PLAN. On April 30, 1997, the Company purchased convertible debentures (the "FOHP Debentures") of FOHP, Inc., a New Jersey corporation ("FOHP"), in the aggregate principal amount of approximately $51.7 million. The FOHP Debentures were convertible into up to 71 percent of the fully-diluted equity of FOHP at the Company's discretion, and the Company so converted the FOHP Debentures effective December 1, 1997. Additionally, effective December 8, 1997, the Company purchased additional convertible debentures of FOHP in the aggregate principal amount of approximately $29 million. The Company immediately converted approximately $18.9 million of these additional convertible debentures of FOHP into 92,804,003 shares of Common Stock of FOHP. As a result, the Company now owns approximately 98% of the outstanding shares of FOHP common stock. The remaining approximately $10 million of convertible debentures of FOHP owned by the Company may be converted into fully-diluted equity of FOHP at the Company's election. Upon the conversion of all of the convertible debentures of FOHP into fully-diluted equity of FOHP, the Company will own approximately 99.99% of the total outstanding equity of FOHP.

    Effective December 31, 1997, the Company purchased nonconvertible debentures in the amount of $24 million from FOHP. The debentures mature on December 31, 2002. The debentures were issued to the Company in consideration for additional capital contributions made by the Company pursuant to the Amended and Restated Securities Purchase Agreement, dated February 10, 1997, and as amended March 13, 1997, among the Company, FOHP, and First Option Health Plan of New Jersey, Inc. ("FOHP-NJ"), a wholly-owned subsidiary of FOHP (collectively, the "Definitive Agreements"). Pursuant to the Definitive Agreements, at any time during the 1999 calendar year, the Company may acquire any remaining shares of FOHP not owned by the Company pursuant to a tender offer, merger, combination or other business combination transaction for consideration (to be paid in cash or stock of the Company) equal to the value of such FOHP stock based on appraiser determinations.

    FOHP (headquartered in Neptune, New Jersey) is owned by physicians, hospitals and other health care providers and is the sole shareholder of FOHP-NJ, a New Jersey corporation. FOHP-NJ is a managed health care company providing commercial products for businesses and individuals, along with Medicare, Medicaid and workers' compensation programs. FOHP-NJ currently has more than 250,000 members in New Jersey enrolled in its commercial, Medicare, Medicaid and PPO programs.

    The Company also provides a variety of management services to FOHP, including provider contracting, utilization review and quality assurance and employee relations, sales and marketing and strategic planning. The Company receives monthly management fees from FOHP for such services in an amount equal to two percent of FOHP's premium revenue. The Company, at its option, may also provide information systems and claims processing services to FOHP. Approximately $1,700,000 of the $51.7 million principal amount of the original FOHP Debentures reflected fees paid to the Company by FOHP for such management services provided by the Company prior to the closing of the sale of the FOHP Debentures; such principal amount was immediately converted into FOHP common stock.

    PHYSICIANS HEALTH SERVICES, INC. On December 31, 1997, the Company completed its acquisition of Physicians Health Services, Inc. ("PHS"), a 449,000-member health plan with operations in the New York metropolitan area, including northern New Jersey, and throughout the state of Connecticut. The Company paid approximately $265 million for the approximately nine million PHS shares then outstanding and caused PHS to cash-out approximately $6 million in PHS employee stock options as part of the acquisition. The Company funded the acquisition with cash on hand and existing bank credit lines.

    In addition, PHS is a joint venture partner with The Guardian Life Insurance Company of America ("Guardian") to market the "Healthcare Solutions" health insurance products in the New York City metropolitan area. The Guardian and the Company have indicated that they intend to work cooperatively under the current joint venture agreements and to build and expand Healthcare Solutions products in the tri-state area.

    COMMERCIAL COMPENSATION INSURANCE COMPANY. On May 14, 1997 Business Insurance Group, Inc. ("BIG"), a subsidiary of the Company, acquired the Christiania General Insurance Corporation of New York, now known as Commercial Compensation Insurance Company ("CCIC"). CCIC was purchased by BIG to more effectively compete in the workers' compensation and group accident and health markets outside of California. CCIC is currently licensed in 46 states with 26 workers' compensation licenses and 26 group accident and health licenses.

    GEM INSURANCE COMPANY. Gem Insurance Company ("Gem"), a subsidiary of the Company, had previously reached definitive agreement prior to the end of the second quarter of 1997 regarding a reinsurance transaction with The Centennial Life Insurance Company ("Centennial"). Pursuant to this agreement, Centennial was to reinsure, administer and manage Gem's accident and health, life and annuity policies in exchange for a reinsurance premium. The transaction was not ultimately consummated due to the unanticipated failure to satisfy certain closing conditions including the failure to receive certain regulatory approvals. Gem established a reserve in the amount of $57.5 million for the estimated premium deficiency related to these policies.

    Since October of 1997, Gem has implemented a restructuring plan to reduce operating losses and its in force insurance risk. In 1997 the majority of Gem's losses were related to business in Utah and Nevada, and Gem initiated a withdrawal from the Nevada insurance markets on September 20, 1997, and began restructuring Utah insurance products in the fourth quarter of 1997 (which restructuring was completed on March 11, 1998). Commission rates were also reduced to market-level rates in all states and general agents were terminated in Nevada and Utah.

    Gem is currently reviewing its restructuring alternatives with the Departments of Insurance in the other states in which it operates. These alternatives include a potential restructuring of the business or withdrawal. Gem is currently licensed in nine states with business in seven of such states.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following table sets forth the high and low sales prices of the Company's Class A Common Stock, par value $.001 per share (the "Class A Common Stock") on The New York Stock Exchange, Inc. ("NYSE") since January 2, 1995.

                                                                                   HIGH        LOW
                                                                                  -------    -------
Calendar Quarter - 1995
  First Quarter................................................................    33 7/8     24 7/8
  Second Quarter...............................................................    34 1/8     25
  Third Quarter................................................................    30 3/8     27 7/8
  Fourth Quarter...............................................................    34 1/4     29 1/4
Calendar Quarter - 1996
  First Quarter................................................................    37 1/8     30 3/8
  Second Quarter...............................................................    37 1/8     26 7/8
  Third Quarter................................................................    28 7/8     19 3/8
  Fourth Quarter...............................................................    29 1/8     22 5/8
Calendar Quarter - 1997
  First Quarter................................................................    30 3/4     23 1/8
  Second Quarter...............................................................    33         24 1/4
  Third Quarter................................................................    33 15/16   29 11/16
  Fourth Quarter...............................................................    33 3/8     22 1/16
Calendar Quarter - 1998
  First Quarter (through March 16, 1998).......................................    29 1/16    22 1/4

    On March 16, 1998, the last reported sales price per share of the Class A Common Stock was $28 11/16 per share.

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

    Under the Credit Agreement entered into on July 8, 1997 with Bank of America as agent, the Company cannot declare or pay cash dividends to its stockholders or purchase, redeem or otherwise acquire shares of its capital stock or warrants, rights or options to acquire such shares for cash except to the extent permitted under such Credit Agreement as described elsewhere in this Annual Report on Form 10-K.

HOLDERS

    As of March 24, 1998, there were approximately 2,000 holders of record and an additional approximately 25,500 beneficial holders of Class A Common Stock. The California Wellness Foundation (the "CWF") is the only holder of record of the Company's Class B Common Stock, par value $.001 per share (the "Class B Common Stock") which constitutes approximately 8.5% of the Company's aggregate equity. Under the Restated Certificate, shares of the Company's Class B Common Stock have the same economic benefits as shares of the Company's Class A Common Stock, but are non-voting. Upon the sale or other transfer of shares of Class B Common Stock by the CWF to an unrelated third party, such shares automatically convert into Class A Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                        FOUNDATION HEALTH SYSTEMS, INC.
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEAR ENDED DECEMBER 31
                                                        ------------------------------------------------------
                                                           1997       1996       1995       1994       1993
                                                        ----------  ---------  ---------  ---------  ---------
Revenues
  Health plan premiums................................  $5,829,444  $5,395,125 $4,557,214 $3,863,965 $3,196,112
  Government contracts................................     949,168    908,730    279,380    209,980    860,498
  Specialty services..................................     342,107    316,993    210,533    139,853    111,626
  Investment and other income.........................     114,300     88,392     66,510     51,698     42,151
                                                        ----------  ---------  ---------  ---------  ---------
                                                         7,235,019  6,709,240  5,113,637  4,265,496  4,210,387
                                                        ----------  ---------  ---------  ---------  ---------
Expenses
  Health plan services................................   4,912,532  4,598,074  3,643,463  3,091,890  2,562,650
  Government health care services.....................     711,757    706,076    174,040    147,629    688,800
  Specialty services..................................     290,319    289,744    182,380    121,299    101,391
  Selling, general and administrative.................     851,826    859,996    657,275    536,209    531,558
  Amortization and depreciation.......................      98,353    112,916     89,356     66,741     55,832
  Interest............................................      63,555     45,372     33,463     23,081     26,643
  Merger, restructuring, and other costs..............     338,425     44,108     20,164    125,379     29,725
  Gem costs...........................................      57,500
                                                        ----------  ---------  ---------  ---------  ---------
                                                         7,324,267  6,656,286  4,800,141  4,112,228  3,996,599
                                                        ----------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations before income
  taxes and minority interest.........................     (89,248)    52,954    313,496    153,268    213,788
Income tax provision (benefit)........................     (21,418)    14,124    124,345     70,169     98,399
Minority interest.....................................                                                   7,275
                                                        ----------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations..............     (67,830)    38,830    189,151     83,099    108,114
Discontinued operations:
  Income (loss) from operations, net of tax...........     (30,409)    25,084      3,028     18,434      6,218
  Gain (loss) on disposition, net of tax..............     (88,845)    20,317
                                                        ----------  ---------  ---------  ---------  ---------
Net income (loss).....................................  $ (187,084) $  84,231  $ 192,179  $ 101,533  $ 114,332
                                                        ----------  ---------  ---------  ---------  ---------
                                                        ----------  ---------  ---------  ---------  ---------
Basic earnings (loss) per share
    Continuing operations.............................  $    (0.55) $    0.31  $    1.54  $    0.73  $    0.96
    Discontinued operations...........................       (0.25)      0.20       0.02       0.16       0.06
    Discontinued operations gain (loss) on
      disposition.....................................       (0.72)      0.16
                                                        ----------  ---------  ---------  ---------  ---------
    Net...............................................  $    (1.52) $    0.67  $    1.56  $    0.89  $    1.02
                                                        ----------  ---------  ---------  ---------  ---------
                                                        ----------  ---------  ---------  ---------  ---------
Diluted earnings (loss) per share
    Continuing operations.............................  $    (0.55) $    0.31  $    1.53  $    0.72  $    0.95
    Discontinued operations...........................       (0.25)      0.20       0.02       0.16       0.05
    Discontinued operations gain (loss) on
      disposition.....................................       (0.72)      0.16
                                                        ----------  ---------  ---------  ---------  ---------
    Net...............................................  $    (1.52) $    0.67  $    1.55  $    0.88  $    1.00
                                                        ----------  ---------  ---------  ---------  ---------
                                                        ----------  ---------  ---------  ---------  ---------
Weighted average common and common stock equivalent
  shares outstanding:
  Basic...............................................     123,333    124,453    122,741    113,723    112,294
  Diluted.............................................     123,821    124,966    123,674    115,658    113,879
Balance Sheet Data
  Cash & cash equivalents and investments.............  $1,125,246  $1,137,133 $ 885,974  $ 872,244  $ 840,185
  Total assets........................................   4,076,350  3,423,776  2,733,765  2,218,506  1,775,475
  Notes payable and capital leases--noncurrent........   1,308,979    791,618    547,522    301,356    360,687
  Stockholders' equity................................     895,974  1,183,411  1,068,255    877,466    522,622

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Foundation Health Systems, Inc. (the "Company") is an integrated managed care organization which administers the delivery of managed health care services. Through its subsidiaries, the Company offers group, individual, Medicaid and Medicare health maintenance organization ("HMO") and preferred provider organization ("PPO") plans; government sponsored managed care plans; and managed care products related to bill review, administration and cost-containment, behavioral health, dental, vision and pharmaceutical products and services.

CONSOLIDATED OPERATING RESULTS

REVENUES

    The Company's revenues grew by $525.8 million or 7.8% for the year ended December 31, 1997 as compared to the same period in 1996. Growth in revenues for the year was due to slightly higher health plan premiums for the Company's commercial membership and membership growth in Medicaid contracts in California, commercial membership growth on the east coast, and the partial year impact of acquisitions that occurred in the second and fourth quarters of 1997. Higher investment and other income includes gains on sale of the Company's investments in FPA Medical Management, Inc. ("FPA"), interest received on notes and rental income on real estate from FPA that resulted from the sale of the Company's physician practice management operations during 1996 to FPA, a gain on the redemption of notes receivable by FPA held by the Company, and a gain on the sale of certain Medicaid contracts. Revenues for the year ended December 31, 1996 increased by $1,595.6 million or 31.2% as compared to the same period in 1995. Revenue increases in 1996 were due to the full year impact of new acquisitions in Connecticut and Pennsylvania and the partial year impact of the Mental Health Network ("MHN') acquisition, commercial and Medicare risk membership growth in California, new CHAMPUS government contracts and higher cash and investment balances resulting in increased investment and other income.

    The overall medical care ratio ("MCR") (medical costs as a percentage of revenue) for the year ended December 31, 1997 was 83.1% compared to 84.5% for the year ended December 31, 1996. The decline is due primarily to higher medical costs and loss contracts that negatively impacted the MCR in 1996 as well as favorable reserve development in 1997 in certain of the Company's health plans as well as improved health care and subcontractor performance on certain government contracts. The 1997 reduction in MCR was offset slightly by escalating health care costs including higher pharmacy costs coupled with a relatively flat premium environment, particularly in the California market and throughout the Company's health plans. The overall MCR for the year ended December 31, 1996 was 84.5% as compared to 79.3% during the same period in 1995. The increase in the MCR was due to the aforementioned higher medical costs and loss contracts that were charged in 1996 as well as due to continued pricing pressures throughout the Company's health plans and an increase in pharmacy costs.

SELLING, GENERAL, AND ADMINISTRATIVE COSTS

    The Company's selling, general and administrative ("SG&A") expenses decreased by $8.2 million or 1.0% for the year ended December 31, 1997 as compared to the same period in 1996, and increased by $202.7 million or 30.8% for the year ended December 31, 1996 as compared to the same period in 1995. The administrative expense ratio (SG&A as a percentage of health plan and government contracts revenue) decreased to 12.6% for the year ended December 31, 1997 from 13.6% for the year ended December 31, 1996. The administrative expense ratio was flat at 13.6% for the year ended December 31, 1996 as compared to the the year ended December 31, 1995. Favorable expense reductions occurred for the year ended December 31, 1997 as a percentage of revenues due to the Company's ongoing efforts to aggressively control its SG&A expenses and synergy savings associated with the integration of HSI and FHC after the FHS Combination. This was offset partially by additional SG&A expenses associated with the new acquisitions during 1997. While SG&A expenses increased by $202.7 million during 1996 as a result of new acquisitions, additional administrative expenses associated with CHAMPUS government contracts, and general growth in the commercial business, SG&A as a percentage of total revenue was essentially flat for the year ended 1996 as compared to 1995.

AMORTIZATION AND DEPRECIATION

    Amortization and depreciation expense declined by $14.6 million for the year ended December 31, 1997 as compared to the same period in 1996 due to certain intangible assets becoming fully amortized by the end of 1996, fixed assets becoming fully depreciated in early 1997 in the California division and fixed asset write-offs primarily associated with the Company's restructuring plans discussed below. Amortization and depreciation expense increased by $23.6 million for the year ended December 31, 1996 as compared to the same period in 1995 primarily due to higher levels of fixed asset expenditures and goodwill amortization as a result of acquisitions.

INTEREST EXPENSE

    Interest expense increased by $18.2 million and $11.9 million during 1997 and 1996, respectively, as compared to the same periods during the prior year. The increase in interest expense during both years was due to higher debt levels associated with the Company's revolving lines of credit partially offset by lower interest rates.

MERGER, RESTRUCTURING AND OTHER COSTS AND GEM COSTS

    Restructuring costs of $149.4 million, $27.4 million and $12.2 million were recorded for the years ended December 31, 1997, 1996 and 1995, respectively. The 1997 charge was primarily the result of a restructuring plan adopted in connection with the FHS Combination, and included costs related to severance and benefits, provider network consolidation, asset impairments and real estate lease terminations. Of the $149.4 million, $61.7 million resulted in cash payments as of December 31, 1997, with $45.2 million expected in future cash payments. The 1996 restructuring costs included severance, asset impairments and lease termination costs and required cash outlays of approximately $7.3 million. The 1995 restructuring costs represented severance payments.

    Merger costs totaling $70.4 million were recorded in 1997 and included transaction, consulting, debt consolidation and other merger costs directly related to the FHS Combination. Merger costs of $8.0 million related to the terminated merger between HSI and Wellpoint Health Network were recorded in 1995.

    Other costs totaling $118.6 million, including the write-off of various receivables, litigation and loss contract accruals were recorded during 1997. Additionally, during 1996, $16.7 million of other costs related to loss contract accruals and consulting were recorded. The Company also established a premium deficiency reserve of $57.5 million related to its Gem Insurance Company during 1997.

    See Note 14, "Merger, Restructuring and Other Costs and Gem Costs", to the consolidated financial statements for further information.

INCOME TAX PROVISION AND BENEFIT

    The tax benefit on losses from continuing operations for the year ended December 31, 1997 of 24.0% differs from the tax provision rate of 26.7% on income from continuing operations for the year ended 1996 due primarily to nondeductible merger transaction costs associated with the FHS Combination during 1997 and a reduction in tax exempt interest income.

    The reduced tax provision rate of 26.7% in 1996 relative to the 1995 rate of 39.7% was primarily a result of tax benefits associated with net operating loss carryforwards of acquired subsidiaries, increased research and development credits, elimination of a duplicate tax for undistributed income between an acquired subsidiary and its former parent, increased proportion of tax-exempt income as a percentage of pre-tax income, and a settlement of an IRS examination.

LINE OF BUSINESS REPORTING

    The Company currently operates in the managed health care segment. The managed health care segment's continuing operations are in three primary lines of business (i) health plan operations; (ii) government contracts; and (iii) specialty services. Discontinued operations include the worker's compensation insurance and physician practice management ("Medical Practices") segments.

CONTINUING OPERATIONS

HEALTH PLANS

    Revenues generated by the Company's health plan operations increased $434.3 million or 8.1% for the year ended December 31, 1997 compared to the same period in 1996 and $837.9 million or 18.4% for the period ended December 31, 1996 compared to the same period in 1995. The increase in revenues for the year ended December 31, 1997 as compared to the same period in 1996 is primarily due to enrollment increases in the Medicaid lines of business and enrollment and premium increases in the Medicare lines of business in California, commercial enrollment increases in Connecticut and Arizona, and the partial year impact of the acquisitions of Advantage Health in Pennsylvania, FOHP, Inc. ("FOHP") in New Jersey, and PACC HMO and PACC Health Plans (collectively, "PACC") in Oregon. The increase in revenues for the year ended December 31, 1996 as compared to the same period in 1995 is due to acquisitions in the Northeast, including M.D. Health Plan operating in Connecticut and Greater Atlantic Health Plan of Pennsylvania, and increased Medicare risk and Medicaid enrollment in California.

    Health care costs increased by 6.8% for the year ended December 31, 1997 as compared to the same period in 1996. In the California market, health care costs increased as a result of higher pharmacy costs for both the commercial and Medicare lines of business, percentage of premium provider contracting arrangements, increased hospital utilization in the Medicare line of business, and increased enrollment in the Medicaid line of business. While health care costs increased during 1997, the health plans' MCR declined to 84.3% for the year ended December 31, 1997 from 85.2% for the comparable period in 1996 primarily due to higher medical costs in 1996 and favorable loss reserve development in certain health plan operations during 1997. The health plans' MCR increased to 85.2% in 1996 as compared to 79.9% for the same period in 1995. Continued downward pressure on pricing, coupled with increased pharmacy costs and utilization contributed to the overall health plan MCR.

GOVERNMENT CONTRACTS

    Government contracts revenue increased by $40.4 million or 4.4% for the year ended December 31, 1997, compared to the same period in 1996 as a result of the California/Hawaii CHAMPUS contract being active for only 9 months in 1996 compared to a full year in 1997. Revenues increased $629.4 million for the year ended December 31, 1996 or 225% compared to the same period in 1995. The increase was due to the California/Hawaii CHAMPUS contract which began in April 1996 as well as the full year impact of the Washington/Oregon and Region 6 CHAMPUS contracts (Texas, Arkansas, Oklahoma and Louisiana) which began health care delivery on March 1, 1995 and November 1, 1995, respectively.

    Government health care costs as a percentage of government contract revenue decreased from 77.7% in 1996 to 75.0% in 1997 as a result of improved health care and subcontractor performance on the California/Hawaii and Washington/Oregon CHAMPUS contracts, and the favorable impact of change order revenue and cost development in 1997. Cost percentages for the year 1996 compared to 1995 increased to 77.7% primarily due to the recognition of implementation revenue in 1995 for the Washington/Oregon, Region 6 and California/Hawaii CHAMPUS contracts, which did not have associated health care costs.

SPECIALTY SERVICES

    The Company's specialty services subsidiaries offer behavioral health, dental, vision, and pharmaceutical products and services as well as managed care products related to bill review, administration and cost containment for hospitals, health plans and other entities. Revenues generated by the Company's specialty services operations for 1997 increased by $25.1 million or 7.9% as compared to the same period in 1996 primarily due to the impact of a full year's revenue from MHN which was acquired in March 1996. The increase in revenue was offset somewhat by the sale of certain ancillary health care service operations in 1996 and reduced revenue from various ASO operations. Revenues for 1996 as compared to 1995 increased due to the acquisition of MHN in March 1996 as well as growth in ASO, bill review and other services.

    The Company expects continued pressure from employer groups to maintain modest increases in premiums for behavioral health, dental and vision products. Specialty services costs have decreased as a percentage of specialty services revenue to 84.9% for 1997 as compared to 91.4% in 1996. The decrease is due to the adverse reserve development recognized in the fourth quarter of 1996 which resulted in a higher MCR during 1996 as well as the favorable benefit of the MHN acquisition. Specialty services costs as a percentage of revenue increased to 91.4% in 1996 from 86.6% in 1995 due to the aforementioned adverse reserve development recognized in 1996.

DISCONTINUED OPERATIONS

WORKERS' COMPENSATION INSURANCE BUSINESS

    The Company revised its strategy of maintaining a presence in the workers' compensation insurance business as a result of various adverse developments arising in 1997 in the workers' compensation insurance business, primarily related to the workers' compensation claims environment in California. As discussed elsewhere in this Annual Report on Form 10-K, such adverse developments caused the Company to strengthen its workers' compensation reserves at the end of 1997. These developments also led the Company to adopt a plan to completely discontinue this segment of its business, through divestiture of its workers' compensation risk-assuming insurance subsidiaries. The Company is presently conducting the sale of these businesses.

    The Company's workers compensation insurance companies consist of the following: California Compensation Insurance Company, a specialty workers' compensation carrier writing business primarily in California; Business Insurance Company, a national workers' compensation specialty carrier; Commercial Compensation Insurance Company, and Combined Benefits Insurance Company, writing single source workers' compensation and employee group health insurance primarily in California.

    The workers' compensation companies entered into a quota share reinsurance agreement ("Quota Share Treaty") with General Reinsurance Corporation ("Gen Re") effective July 1, 1996 and also entered into an aggregate excess of loss reinsurance agreement ("Aggregate Treaty") with Gen Re effective January 1, 1997.

    Under the Quota Share Treaty, the Company ceded 30% of its net premiums earned, losses and allocated loss adjustment expenses incurred to Gen Re from July 1, 1996 to December 31, 1996 and ceded 7.5% of its net retained business from January 1, 1997 to June 30, 1997. The Quota Share Treaty contains a provisional ceding commission, which adjusts based on actual reported loss experience on the subject business. The Company stopped ceding under the quota share treaty effective July 1, 1997.

    The Aggregate Treaty was entered into at a premium cost of $32 million, in exchange for $37.3 million of reinsurance coverage for the first six months of 1997. Effective July 1, 1997 a second six-month Aggregate Treaty was entered into with Gen Re at a cost of $61.5 million, in exchange for $75 million of reinsurance coverage. For the twelve months ended December 31, 1997, a total of $93.5 million of premiums were ceded to Gen Re for aggregate excess of loss reinsurance protection, and the Company ceded $112.3 million of ceded losses incurred for the year.

    Workers' compensation revenue of $560.9 million increased 8.1% in 1997 as compared to 1996. The increase in revenue is due to an increase in gross premium revenues, investment income and capital gains, offset by the cost of the Aggregate Excess Treaty.

    Net premiums earned increased by 6.3% in 1997 as compared to 1996 due primarily to national expansion of workers' compensation in states outside California, offset by reduced premium writings in California. Premiums earned on policies issued in California continue to be negatively affected by price competition since the start of competitive rating on January 1, 1995.

    Revenue of $518.7 million in 1996 increased by $101.6 million or 24.4% as compared to 1995. The increase in revenue was due primarily to an increase in premium revenues.

    Net investment income for 1997 increased $3.9 million or 11.3%. The increased investment income is due to an increase in assets available for investment, from higher operational cash flow and capital surplus contributions of $120 million in mid-1996 to the insurance operations to support premium writings.

    Net investment income of $34.3 million in 1996 increased $9.9 million or 40.6% compared to 1995. The increase in investment income is due to an increase in assets available for investment from operational cash flow and capital contributions.

    Realized capital gains of $7.2 million in 1997 were an increase of $6.6 million from 1996. This increase was due to reductions in long term interest rates in the bond market, primarily for tax-exempt bonds, provided an opportunity to sell securities and realize gains in the fourth quarter of 1997.

    The primary ratios used to measure underwriting performance of the workers' compensation companies are the loss and loss adjustment expense ratio, the underwriting expense ratio, and the policyholder dividend ratio, which when added together constitute the combined ratio. These ratios are calculated as a percentage of net premiums earned.

    The following sets forth the workers' compensation companies underwriting experience as measured by its combined ratio and its components for the twelve months ended December 31, 1997, 1996 and 1995.

                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Loss and Loss Adjustment Expense.....................................       86.6%      79.4%      62.8%
Underwriting Expense.................................................       32.1       23.6       23.5
Policyholder Dividends...............................................         .2       (1.1)       1.4
                                                                       ---------  ---------  ---------
COMBINED RATIO.......................................................      118.9%     101.9%      87.7%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    The loss and loss adjustment expense ratio increased to 86.6% in 1997 as compared to 79.4% in 1996. The increase in 1997 is primarily due to an increase in the estimates for accident year 1996 and prior loss and loss adjustment expenses incurred, which estimates were increased by $75.2 million in 1997. The cause of the increase in the accident year 1996 and prior estimates was due to changes to the California permanent disability rating schedules in April 1997 which adversely affected average claim severity in California. The change to the permanent disability rating schedules had a negative affect on the entire California workers' compensation industry. In addition, a court ruling in late 1996 expanded the presumption of the treating physician related to workers' compensation workplace injuries in determining the disability of the injured worker. The impact of this court ruling also increased claim severity. The increase to accident year 1996 and prior loss estimates represented 14.7% of net premiums earned for 1997. The effect of the accounting of the Aggregate Treaty reduced the loss and loss adjustment expense ratio by 5.2%, due to more ceded losses incurred than ceded premiums earned.

    The underwriting expense ratio increased by 8.5% in 1997 as compared to 1996. The increase in the ratio is primarily due to the accounting for the Aggregate Treaty, which does not have an underwriting expense provision as part of the agreement. Also, under the Quota Share Treaty, the ceding of the Company's net retained business was substantially less in 1997 than in 1996. As such, ceded commission in 1996 under the Quota Share Treaty has a positive effect on the underwriting expense ratio, and a lower beneficial impact on the ratio in 1997. The pro-forma impact to the underwriting expense ratio without accounting for the Aggregate and Quota Share Treaties would have been 24.9% in 1997 compared to 24.0% in 1996.

    The loss and loss adjustment expense ratio increased 166 basis points in 1996 as compared to 1995. In 1995, this ratio was favorably impacted by a $26.5 million reduction to accident year 1994 and prior loss and loss adjustment expense estimates. In 1996, the comparable amount of development for accident years 1995 and prior was an increase to the losses and loss adjustment expense incurred of $20.1 million.

    The loss from discontinued operations for the segment was $30.4 million in 1997 as compared to income of $22.2 in 1996. The loss in 1997 was primarily due to the strengthening of reserves in the amount of $75.2 million in the fourth quarter of 1997. In addition, the Company recorded an estimate of the loss to be incurred when the workers' compensation insurance operations are sold of approximately $99.0 million, net of tax.

PHYSICIAN PRACTICE MANAGEMENT BUSINESS

    On June 28, 1996 the Company executed a Stock and Note Purchase Agreement with FPA for the purchase by FPA of the Company's Medical Practices. The transaction was consummated in November 1996 and the Company recognized a net of tax gain on sale of $20.3 million, net of $17.6 million of taxes, in 1996. In 1997, the Company recognized an additional $10.1 million gain on the sale, net of $2.8 million of taxes, as a result of the final settlement of certain contractual provisions. The income and loss on discontinued operations, net of taxes, for the Medical Practices was $2.9 million during 1996 and $48.9 million during 1995. The results in both years were primarily due to insufficient patient volume being served by the Medical Practices. In 1996, the loss was reduced by a gain of $10.8 million related to the sale of various independent practice associations.

    The following table presents financial information reflecting the Company's continuing operations for its primary lines of business:

                        FOUNDATION HEALTH SYSTEMS, INC.

                     LINE OF BUSINESS FINANCIAL INFORMATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                      YEAR ENDED
                                                            YEAR ENDED DECEMBER 31, 1997           DECEMBER 31, 1996
                                                       --------------------------------------  -------------------------
                                                                       PERCENT      PERCENT                    PERCENT
                                                        AMOUNT OR     OF TOTAL     INCREASE     AMOUNT OR     OF TOTAL
                                                         PERCENT       REVENUE    (DECREASE)     PERCENT       REVENUE
                                                       ------------  -----------  -----------  ------------  -----------
Revenues
  Health plan premiums...............................  $  5,829,444        80.6%         8.1%  $  5,395,125        80.5%
  Government contracts...............................       949,168        13.1          4.4        908,730        13.5
  Specialty services.................................       342,107         4.7          7.9        316,993         4.7
  Investment and other income........................       114,300         1.6         29.3         88,392         1.3
                                                       ------------       -----                ------------       -----
                                                          7,235,019       100.0          7.8      6,709,240       100.0
                                                       ------------       -----                ------------       -----
Expenses
  Health plan services...............................     4,912,532        67.9          6.8      4,598,074        68.5
  Government health care services....................       711,757         9.9          0.8        706,076        10.5
  Specialty services.................................       290,319         4.0          0.2        289,744         4.3
  Selling, general and administrative
    ("SG&A").........................................       851,826        11.8         (1.0)       859,996        12.8
  Amortization and depreciation......................        98,353         1.4        (12.9)       112,916         1.7
  Interest...........................................        63,555         0.9         40.1         45,372         0.7
  Merger, restructuring and other costs..............       338,425         4.7       --             44,108         0.7
  Gem costs..........................................        57,500         0.8       --                         --
                                                       ------------       -----                ------------       -----
                                                          7,324,267       101.2         10.0      6,656,286        99.2
                                                       ------------       -----                ------------       -----
Income (loss) from continuing operations before
  income taxes.......................................       (89,248)       (1.2)      (268.5)        52,954         0.8
Income tax provision (benefit).......................       (21,418)       (0.3)      (251.6)        14,124         0.2
                                                       ------------       -----                ------------       -----
Income (loss) from continuing operations.............  $    (67,830)       (0.9)%     (274.7 ) $     38,830         0.6 %
                                                       ------------       -----                ------------       -----
                                                       ------------       -----                ------------       -----
Basic earnings (loss) per share......................  $      (0.55)                           $       0.31
Diluted earnings (loss) per share....................         (0.55)                                   0.31

Weighted average common and common stock equivalent
  shares outstanding:
  Basic..............................................       123,333                                 124,453
  Diluted............................................       123,821                                 124,966

Operating ratios:
  Overall medical care ratio.........................          83.1%                                   84.5%
  Health plan medical care ratio.....................          84.3                                    85.2
  Government contracts medical care ratio............          75.0                                    77.7
  Specialty services medical care ratio..............          84.9                                    91.4
  SG&A as a percent of health plan and government
    contracts revenues...............................          12.6                                    13.6
  Effective tax rate (benefit)--continuing
    operations.......................................         (24.0)                                   26.7

                        FOUNDATION HEALTH SYSTEMS, INC.

                     LINE OF BUSINESS FINANCIAL INFORMATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  YEAR ENDED DECEMBER 31,
                                                             YEAR ENDED DECEMBER 31, 1996                  1995
                                                       ----------------------------------------  -------------------------
                                                                       PERCENT       PERCENT                     PERCENT
                                                        AMOUNT OR     OF TOTAL      INCREASE      AMOUNT OR     OF TOTAL
                                                         PERCENT       REVENUE     (DECREASE)      PERCENT       REVENUE
                                                       ------------  -----------  -------------  ------------  -----------
Revenues
  Health plan premiums...............................  $  5,395,125        80.5%        18.4%    $  4,557,214        89.1%
  Government contracts...............................       908,730        13.5        225.3          279,380         5.5
  Specialty services.................................       316,993         4.7         50.6          210,533         4.1
  Investment and other income........................        88,392         1.3         32.9           66,510         1.3
                                                       ------------       -----                  ------------       -----
                                                          6,709,240       100.0         31.2        5,113,637       100.0
                                                       ------------       -----                  ------------       -----
Expenses
  Health plan services...............................     4,598,074        68.5         26.2        3,643,463        71.2
  Government health care services....................       706,076        10.5        305.7          174,040         3.4
  Specialty services.................................       289,744         4.3         58.9          182,380         3.6
  Selling, general and administrative
    ("SG&A").........................................       859,996        12.8         30.8          657,275        12.9
  Amortization and depreciation......................       112,916         1.7         26.4           89,356         1.7
  Interest...........................................        45,372         0.7         35.6           33,463         0.7
  Merger, restructuring and other costs..............        44,108         0.7        --              20,164         0.4
  Gem costs..........................................                    --            --                          --
                                                       ------------       -----                  ------------       -----
                                                          6,656,286        99.2         38.7        4,800,141        93.9
                                                       ------------       -----                  ------------       -----
Income from continuing operations before income
  taxes..............................................        52,954         0.8        (83.1)         313,496         6.1
Income tax provision.................................        14,124         0.2        (88.6)         124,345         2.4
                                                       ------------       -----                  ------------       -----
Income from continuing operations....................  $     38,830         0.6%        (79.5)   $    189,151         3.7 %
                                                       ------------       -----                  ------------       -----
                                                       ------------       -----                  ------------       -----
Basic earnings per share.............................  $       0.31                              $       1.54
Diluted earnings per share...........................          0.31                                      1.53

Weighted average common and common stock equivalent
  shares outstanding:
  Basic..............................................       124,453                                   122,741
  Diluted............................................       124,966                                   123,674

Operating ratios:
  Overall medical care ratio.........................          84.5%                                     79.3%
  Health plan medical care ratio.....................          85.2                                      79.9
  Government contracts medical care ratio............          77.7                                      62.3
  Specialty services medical care ratio..............          91.4                                      86.6
  SG&A as a percent of health plans and government
    contracts revenues...............................          13.6                                      13.6
  Effective tax rate--continuing operations..........          26.7                                      39.7

                        FOUNDATION HEALTH SYSTEMS, INC.
                     LINE OF BUSINESS FINANCIAL INFORMATION
                                 (IN THOUSANDS)

                                                                                    DECEMBER 31,
                                                                                        1997
                                                                             --------------------------   DECEMBER 31,
                                                                                              PERCENT         1996
                                                                                             INCREASE    ---------------
                                                                              ENROLLMENT    (DECREASE)     ENROLLMENT
                                                                             -------------  -----------  ---------------
Health Plan
  Commercial...............................................................        3,522          27.0%         2,774
  Medicare risk............................................................          308          30.0            237
  Medicaid.................................................................          442          40.3            315
                                                                                   -----         -----          -----
                                                                                   4,272          28.4          3,326
                                                                                   -----         -----          -----
Government
  CHAMPUS PPO and indemnity................................................        1,090           5.3          1,035
  CHAMPUS HMO..............................................................          801          47.5            543
                                                                                   -----         -----          -----
                                                                                   1,891          19.8          1,578
                                                                                   -----         -----          -----

ASO                                                                                   48         (85.2)           324
                                                                                   -----         -----          -----
  Combined.................................................................        6,211          18.8          5,228
                                                                                   -----         -----          -----
                                                                                   -----         -----          -----

LIQUDITY AND CAPITAL RESOURCES

    Certain of the Company's subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Certain subsidiaries must maintain ratios of current assets to current liabilities of 1:1 pursuant to certain government contracts. The Company believes it is in compliance with these contractual and regulatory requirements in all material respects.

    The Company believes that cash from operations, existing working capital, lines of credit, and funds from planned divestitures of business are adequate to fund existing obligations, introduce new products and services, and continue to develop health care-related businesses. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through additional debt or equity, the sale of investment securities or otherwise, as appropriate.

    Government health care receivables are best estimates of payments that are ultimately collectible. Since these amounts are subject to government audit and negotiation, amounts ultimately collected may vary from current estimates.

    For the year ended December 31, 1997, cash used from operating activities was $125.9 million compared to $6.7 million in the prior year. This was due primarily to payments for merger, restructuring and other costs associated with the FHS Combination, as well as Gem costs. This was partially offset by fluctuations in operating assets and liabilities primarily caused by timing differences in the payment of accounts payables and other liabilities, reserves for claims and other settlements, and deferred taxes at each respective year end. Net cash used by investing activities was $134.8 million during 1997 as compared to $184.8 million during 1996. This decrease during 1997 was due to higher net redemptions of investments available for sale, an early payment related to the FPA note receivable, offset by the cost of the acquisitions of FOHP, Physician Health Services, Inc. ("PHS"), PACC, Advantage Health and Christiania General Insurance Corporation. Net cash generated from financing activities was $332.1 million in 1997 as compared to $348.8 million during the same period in 1996. The increase in 1997 was due primarily to additional draws under the revolving line of credit of $566.2 million that was used primarily to finance the new acquisitions, offset by the repurchase of stock from the California Wellness Foundation of $111 million and the repayment of Senior Notes of $125 million.

    The Company has a $1.5 billion credit facility (the "Credit Facility"), with Bank of America as Administrative Agent for the Lenders thereto, which was amended pursuant to a Letter Agreement dated March 27, 1998 with the Lenders (the "Credit Facility Letter Agreement"). All previous revolving credit facilities were terminated and rolled into the Credit Facility on July 8, 1997. At the election of the Company, and subject to customary covenants, loans are initiated on a bid or committed basis and carry interest at offshore or domestic rates, at the applicable LIBOR Rate plus margin or the bank reference rate. Actual rates on borrowings under the Credit Facility vary, based on competitive bids and the Company's unsecured credit rating at the time of the borrowing. Under the Credit Facility Letter Agreement, the margins used in setting the facility fee and borrowing rates under the Credit Facility were increased. Accordingly, the Company will incur an increase in the "all in" margin of 0.05% based on its debt rating as of December 31, 1997 under the terms of the Credit Facility. Any decrease in such rating would result in an increase in such margin. The Credit Facility is available for five years, until July 2002, but it may be extended under certain circumstances for two additional years. (See, OTHER INFORMATION--REVOLVING CREDIT FACILITY contained in this report for further information concerning the Revolving Credit Facility)

    On June 27, 1997 the Company consummated a cash tender offer to repurchase all of its $125 million outstanding principal amount of 7 3/4% Senior Notes due 2003. The purchase price per $1,000 principal amount of notes was $1,054.77.

    During the quarter ended June 30, 1997, the Company sold 4,076,087 shares of common stock of FPA that it had received as consideration in its sale of the Medical Practices. The proceeds from the sale of stock were approximately $79 million, or an average of $19.45 per share. In addition, as of June 30, 1997 FPA prepaid approximately $98.7 million due on a promissory note received as consideration in the Company's sale of its Medical Practices.

    On June 27, 1997, the Company redeemed 4,550,000 shares of Class B Common Stock from The California Wellness Foundation ("the CWF") at a price of $24.47 per share. The Company provided its consent to permit the CWF to sell 3,000,000 shares of Class B Common Stock to an unrelated third party in June of 1997 and to sell 450,000 shares of Class B Common Stock to unrelated third parties throughout August of 1997. On November 6, 1997, the Company also provided its consent to permit the CWF to sell 1,000,000 shares of Class B Common Stock to an unrelated third party. Pursuant to the Company's Certificate of Incorporation, such 3,000,000 shares, 450,000 shares and 1,000,000 shares of Class B Common Stock automatically converted into shares of Class A Common Stock in the hands of such third parties.

    The Company's subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. The long-term portion of principal and interest payments under the CWF Notes issued to the Company in connection with the Health Net conversion is subordinated to Health Net meeting tangible equity requirements under applicable California statutes and regulations. As of December 31, 1997, the Company's subsidiaries were in compliance with minimum capital requirements.

IMPACT OF INFLATION AND OTHER ELEMENTS

    The managed health care industry is labor intensive and its profit margin is low; hence, it is especially sensitive to inflation. Increases in medical expenses or contracted medical rates without corresponding increases in premiums could have a material adverse effect on the Company.

    Various federal and state legislative initiatives regarding the health care industry have been proposed during recent legislative sessions, and health care reform and similar issues continue to be in the forefront of social and political discussion. If health care reform or similar legislation is enacted, such legislation could impact the Company. Management cannot at this time predict whether any such initiative will be enacted and, if enacted, the impact on the financial condition or results of operations of the Company.

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

    The Company's HMO and insurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for expenses with respect to reported and unreported claims incurred. These reserves are estimates of future payments based on various assumptions. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience, which in the past has resulted and in the future could result in loss reserves being too high or too low. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicial administration of claims, medical costs and other factors. Future loss development or governmental regulators could require reserves for prior periods to be increased, which would adversely impact earnings in future periods. In light of present facts and current legal interpretations, management believes that adequate provisions have been made for claims and loss reserves.

    Reference is also made to the disclosures contained under the heading "Cautionary Statements" included elsewhere in this Annual Report or Form 10-K, which could cause the Company's actual results to differ from those projected in forward looking statements of the Company made on behalf of the Company. In addition, certain of these factors may have affected the Company's past results and may affect future results.

YEAR 2000

    The Company recognizes that the arrival of the Year 2000 requires computer systems to be able to recognize the date change from 1999 to 2000 and, like other companies, is assessing and modifying its computer applications and business processes to provide for their continued functionality.

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, prepare invoices or engage in normal business activities.

    The Year 2000 effort for the Company has the highest priority of technology projects. The project has dedicated resources with multiple teams to address unique systems environment. Uniform project management techniques are in place with overall oversight responsibility residing with the Company's Chief Technology Officer. Emphasis has been placed on business unit involvement and the use of internal staff enhanced by external specialists. Selected systems will be retired with the business functions being converted to Year 2000 compliant systems. A number of the Company's systems include packaged software from large vendors that the Company is closely monitoring to ensure that these systems are Year 2000 compliant. The Company believes that vendors will make timely updates available to ensure that all remaining purchased software is Year 2000 compliant. The remaining systems' compliance with Year 2000 will be addressed by internal technical staff.

    The Company has initiated formal communications with others with whom it does significant business to determine their Year 2000 issues. There can be no assurances that the systems of other companies on which the Company's systems rely will be timely converted, or that the failure to convert by another company would not have a material adverse effect on the Company.

    The Company does not anticipate that the related overall costs to resolve these potential Year 2000 problems will be material to any single year. The total current cost estimate for the Year 2000 project is between $13 and $17 million, of which approximately $2 million has been incurred to date. These costs are expensed as incurred.

    However, notwithstanding the foregoing, the costs of the project and the timetable in which the Company plans to complete the Year 2000 compliance requirements are based on estimates derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can therefore be no assurance that these estimates will be achieved and actual results could differ materially from these estimates.

    At this time it is unclear as to the extent of existing insurance coverage, if any, the Company may have to cover potential year 2000 liabilities. The Company is currently analyzing the obtainment of such coverage.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONTINUING OPERATIONS

    The Company is exposed to interest rate and market risk primarily due to its investing and borrowing activities. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and in equity prices. Interest rate risk is a consequence of maintaining fixed income investments. The Company is exposed to interest rate risks arising from changes in the level or volatility of interest rates, prepayment speeds and/or the shape and slope of the yield curve. In addition, the Company is exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer's credit rating or credit perception may affect the value of financial instruments.

    The Company has several bond portfolios to fund reserves. The Company attempts to manage the interest rate risks related to its investment portfolios by actively managing the asset/liability duration of its investment portfolios. The overall goal of the investment portfolios is to support the ongoing operations of the Company's business units. The Company's philosophy is to actively manage assets to maximize total return over a multiple-year time horizon, subject to appropriate levels of risk. Each business unit will have additional requirements with respect to liquidity, current income and contribution to surplus. The Company manages these risks by setting risk tolerances, targeting asset-class allocations, diversifying among assets and asset characteristics, and using performance measurement and reporting.

    The Company uses a value-at-risk model to assess the market risk of its investments. The estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models which seek to predict risk of loss based on historical price and volatility patterns. The Company's measured value at risk for its investments from continuing operations, using a 95% confidence level, was approximately $5.2 million at December 31, 1997.

    The Company's calculated value-at-risk exposure represents an estimate of reasonably possible net losses that could be recognized on its investment portfolios assuming hypothetical movements in future market rates and are not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the Company's investment portfolios during the year.

    The Company, however, believes that any loss incurred would be offset by the effects of interest rate movements on the respective liabilities, since these liabilities are affected by many of the same factors that affect asset performance; that is, economic activity, inflation and interest rates, as well as regional and industry factors.

    In addition, the Company has some interest rate market risk due to its borrowings. Notes payable, capital leases and other financing arrangements total $1,309 million and the related average interest rate is 6.09% (which interest rate is subject to change pursuant to the terms of the credit agreement). See a description of the credit facility under "Liquidity and Capital Resources." The table below presents the expected cash flows of market risk sensitive instruments at December 31, 1997. These cash flows include both expected principal and interest payments consistent with the terms of the outstanding debt as of December 31, 1997.

                                    YEAR 1     YEAR 2      YEAR 3     YEAR 4       YEAR 5      BEYOND       TOTAL
                                   ---------  ---------  ----------  ---------  ------------  ---------  ------------
                                                                 (DOLLARS IN THOUSANDS)
Long-term Borrowings
  Fixed Rate.....................  $   4,329  $   4,329  $   24,288  $   2,540  $      2,715  $  10,859  $     49,060
  Floating Rate..................     75,900     75,900      75,900     75,900     1,340,900          0     1,644,500
                                   ---------  ---------  ----------  ---------  ------------  ---------  ------------
Total............................  $  80,229  $  80,229  $  100,188  $  78,440  $  1,343,615  $  10,859  $  1,693,560
                                   ---------  ---------  ----------  ---------  ------------  ---------  ------------
                                   ---------  ---------  ----------  ---------  ------------  ---------  ------------

DISCONTINUED OPERATIONS

    The Company announced that it plans to sell its workers compensation insurance businesses which represent a separate segment of business. Therefore the results of these businesses have been reported as discontinued operations.

    The Company's measured value-at-risk of its investments from discontinued operations, a 95 percent confidence level at December 31, 1997, was approximately $9.2 million, out of a total market value of investments of $625 million.

    The discontinued operations businesses do not have any significant interest rate risk due to debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF THE AUDIT COMMITTEE
                           OF THE BOARD OF DIRECTORS
                       OF FOUNDATION HEALTH SYSTEM, INC.

The Board of Directors of the Company addresses its oversight responsibility for the consolidated financial statements through its Audit Committee (the "Committee"). The Committee currently consists of Gov. George Deukmejian, Thomas
T. Farley, Earl B. Fowler (Chairman) and Richard J. Stegemeier, each of whom is an independent outside director.

In fulfilling its responsibilities in 1997, the Committee reviewed the overall scope of the independent auditors' audit plan and reviewed the independent auditors' non-audit services to the Company. The Committee also exercised oversight responsibilities over various financial and regulatory matters.

The Committee's meetings are designed to facilitate open communication between the independent auditors and Committee members. To ensure auditor independence, the Committee meets privately with the independent auditors providing for full and free access to the Committee.

Earl B. Fowler, Chairman
Audit Committee
March 30, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Foundation Health Systems, Inc.
Woodland Hills, California

    We have audited the accompanying consolidated balance sheets of Foundation Health Systems, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule of Condensed Financial Information listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule give retroactive effect to the merger of Health Systems International, Inc. and Foundation Health Corporation, which has been accounted for as a pooling of interests as discussed in Note 1 to the consolidated financial statements. As described in Note 1 to the consolidated financial statements, the financial statements of Foundation Health Corporation were restated to conform to the calendar year end of Foundation Health Systems, Inc. as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Foundation Health Systems, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Los Angeles, California
March 27, 1998

                        FOUNDATION HEALTH SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                                           1997          1996
                                                                                       ------------  ------------
                                                     ASSETS
Current assets
  Cash and cash equivalents..........................................................  $    559,360   $  487,938
  Investments--available for sale....................................................       553,001      634,978
  Premium receivables, net of allowance for doubtful accounts of $22.9 million and
    $18.2 million at December 31, 1997 and 1996......................................       224,383      150,782
  Amounts receivable under government contracts......................................       272,060      221,787
  Deferred taxes.....................................................................       213,695       96,486
  Reinsurance and other receivables..................................................       130,875       74,169
  Other assets.......................................................................       188,606      161,904
  Net assets of discontinued operations..............................................       267,713      381,572
                                                                                       ------------  ------------
Total current assets.................................................................     2,409,693    2,209,616
  Investments--held to maturity......................................................        12,885       14,217
  Property and equipment, net........................................................       427,149      304,748
  Goodwill and other intangible assets, net..........................................     1,044,727      704,951
  Other assets.......................................................................       181,896      190,244
                                                                                       ------------  ------------
Total Assets.........................................................................  $  4,076,350   $3,423,776
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Reserves for claims and other settlements..........................................  $    967,815   $  798,980
  Unearned premiums..................................................................       244,340      177,048
  Notes payable and capital leases...................................................         3,593       85,476
  Amounts payable under government contracts.........................................        78,441       44,323
  Accounts payable and other liabilities.............................................       470,483      324,355
                                                                                       ------------  ------------
Total current liabilities............................................................     1,764,672    1,430,182
  Notes payable and capital leases...................................................     1,308,979      791,618
  Other liabilities..................................................................       106,725       18,565
                                                                                       ------------  ------------
Total liabilities....................................................................     3,180,376    2,240,365
                                                                                       ------------  ------------
Commitments and contingencies (Note 12)
Stockholders' equity
  Preferred stock, $.001 par value, 10,000 shares authorized, none issued and outstanding......................................................................
  Class A common stock, $.001 par value, 350,000 shares authorized, 114,449 and
    109,179 shares issued and outstanding at December 31, 1997 and 1996..............           114          109
  Class B non-voting convertible common stock, $.001 par value, 30,000 shares authorized, 10,298 and 19,298 shares issued and outstanding at December 31, 1997
    and 1996.........................................................................            10           19
  Additional paid in capital.........................................................       628,611      721,482
  Treasury Class A common stock, 3,194 shares and 3,324 shares at December 31, 1997
    and 1996.........................................................................       (95,831)     (98,878)
  Retained earnings..................................................................       370,394      557,478
  Unrealized investment gains (losses), net of taxes.................................        (7,324)       3,201
                                                                                       ------------  ------------
Total stockholders' equity...........................................................       895,974    1,183,411
                                                                                       ------------  ------------
Total Liabilities and Stockholders' Equity...........................................  $  4,076,350   $3,423,776
                                                                                       ------------  ------------
                                                                                       ------------  ------------

          See accompanying notes to consolidated financial statements

                        FOUNDATION HEALTH SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Revenues
  Health plan premiums..................................................  $  5,829,444  $  5,395,125  $  4,557,214
  Government contracts..................................................       949,168       908,730       279,380
  Specialty services....................................................       342,107       316,993       210,533
  Investment and other income...........................................       114,300        88,392        66,510
                                                                          ------------  ------------  ------------
                                                                             7,235,019     6,709,240     5,113,637
                                                                          ------------  ------------  ------------
Expenses
  Health plan services..................................................     4,912,532     4,598,074     3,643,463
  Government health care services.......................................       711,757       706,076       174,040
  Specialty services....................................................       290,319       289,744       182,380
  Selling, general and administrative...................................       851,826       859,996       657,275
  Amortization and depreciation.........................................        98,353       112,916        89,356
  Interest..............................................................        63,555        45,372        33,463
  Merger, restructuring and other costs.................................       338,425        44,108        20,164
  Gem costs.............................................................        57,500
                                                                          ------------  ------------  ------------
                                                                             7,324,267     6,656,286     4,800,141
                                                                          ------------  ------------  ------------
Income (loss) from continuing operations before income taxes............       (89,248)       52,954       313,496
Income tax provision (benefit)..........................................       (21,418)       14,124       124,345
                                                                          ------------  ------------  ------------
Income (loss) from continuing operations................................       (67,830)       38,830       189,151
Discontinued operations:
  Income (loss) from operations, net of tax.............................       (30,409)       25,084         3,028
  Gain (loss) on disposition, net of tax................................       (88,845)       20,317
                                                                          ------------  ------------  ------------
Net income (loss).......................................................  $   (187,084) $     84,231  $    192,179
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Basic earnings (loss) per share
  Continuing operations.................................................  $      (0.55) $       0.31  $       1.54
  Discontinued operations...............................................         (0.25)         0.20          0.02
  Discontinued operations gain (loss) on disposition....................         (0.72)         0.16
                                                                          ------------  ------------  ------------
  Net...................................................................  $      (1.52) $       0.67  $       1.56
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Diluted earnings (loss) per share
  Continuing operations.................................................  $      (0.55) $       0.31  $       1.53
  Discontinued operations...............................................         (0.25)         0.20          0.02
  Discontinued operations gain (loss) on disposition....................         (0.72)         0.16
                                                                          ------------  ------------  ------------
  Net...................................................................  $      (1.52) $       0.67  $       1.55
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Weighted average common and common stock equivalent shares outstanding:
  Basic.................................................................       123,333       124,453       122,741
  Diluted...............................................................       123,821       124,966       123,674

          See accompanying notes to consolidated financial statements

                        FOUNDATION HEALTH SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                     COMMON STOCK
                                          -----------------------------------
                                                                                                                COMMON STOCK
                                                 CLASS A                   CLASS B            ADDITIONAL      HELD IN TREASURY
                                          ----------------------  --------------------------    PAID-IN    ----------------------
                                           SHARES      AMOUNT       SHARES        AMOUNT        CAPITAL      SHARES      AMOUNT
                                          ---------  -----------  -----------  -------------  -----------  -----------  ---------
Balance at January 1, 1995..............     99,617   $     100       25,684     $      26     $ 614,696       (2,797)  $ (54,670)
Issuance of common stock-net............         41                                                1,203
Exercise of stock options including
  related tax benefit...................      1,711           1                                   22,312
Employee stock purchase plan............         99                                                2,039
Purchase of treasury stock..............                                                                       (1,296)    (35,849)
Retirement of treasury stock............     (3,963)         (4)                                 (54,958)       3,963      87,472
Advance to repurchase Class A shares....
Unrealized gain on investments available
  for sale..............................
Net income..............................
                                          ---------       -----   -----------          ---    -----------  -----------  ---------
Balance at December 31, 1995............     97,505          97       25,684            26       585,292         (130)     (3,047)
Issuance of common stock-net............      1,468           3                                    4,386
Exercise of stock options including
  related tax benefit...................      1,216           1                                   29,546
Employee stock purchase plan............        121                                                2,576
Employee profit sharing plan............        166                                                4,558
Sale of common stock....................      9,581          10       (6,386)           (7)       95,828
Purchase of treasury stock..............                                                                       (4,072)   (105,419)
Retirement of treasury stock............       (878)         (2)                                    (704)         878       9,588
Unrealized loss on investments available
  for sale..............................
Net income..............................
                                          ---------       -----   -----------          ---    -----------  -----------  ---------
Balance at December 31, 1996............    109,179         109       19,298            19       721,482       (3,324)    (98,878)
Redemption of common stock..............                              (4,550)           (4)     (111,330)
Retirement of treasury stock............       (130)                                              (3,047)         130       3,047
Exercise of stock options including
  related tax benefit...................        842                                               19,310
Conversion of Class B to Class A........      4,450           5       (4,450)           (5)
Employee stock purchase plan............        108                                                2,196
Unrealized loss on investments available
  for sale..............................
Net loss................................
                                          ---------       -----   -----------          ---    -----------  -----------  ---------
Balance at December 31, 1997............    114,449   $     114       10,298     $      10     $ 628,611       (3,194)  $ (95,831)
                                          ---------       -----   -----------          ---    -----------  -----------  ---------
                                          ---------       -----   -----------          ---    -----------  -----------  ---------

                                                      UNREALIZED
                                                      INVESTMENT
                                                      GAINS AND
                                                      (LOSSES),
                                          RETAINED   NET OF TAXES
                                          EARNINGS    AND OTHER      TOTAL
                                          ---------  ------------  ----------
Balance at January 1, 1995..............  $ 338,790   $  (21,476)  $  877,466
Issuance of common stock-net............                                1,203
Exercise of stock options including
  related tax benefit...................                               22,313
Employee stock purchase plan............                                2,039
Purchase of treasury stock..............                              (35,849)
Retirement of treasury stock............    (32,510)
Advance to repurchase Class A shares....                 (16,330)     (16,330)
Unrealized gain on investments available
  for sale..............................                  25,233       25,233
Net income..............................    192,179                   192,179
                                          ---------  ------------  ----------
Balance at December 31, 1995............    498,459      (12,573)   1,068,254
Issuance of common stock-net............                                4,389
Exercise of stock options including
  related tax benefit...................                               29,547
Employee stock purchase plan............                                2,576
Employee profit sharing plan............                                4,558
Sale of common stock....................                               95,831
Purchase of treasury stock..............                             (105,419)
Retirement of treasury stock............    (25,212)      16,330
Unrealized loss on investments available
  for sale..............................                    (556)        (556)
Net income..............................     84,231                    84,231
                                          ---------  ------------  ----------
Balance at December 31, 1996............    557,478        3,201    1,183,411
Redemption of common stock..............                             (111,334)
Retirement of treasury stock............
Exercise of stock options including
  related tax benefit...................                               19,310
Conversion of Class B to Class A........
Employee stock purchase plan............                                2,196
Unrealized loss on investments available
  for sale..............................                 (10,525)     (10,525)
Net loss................................   (187,084)                 (187,084)
                                          ---------  ------------  ----------
Balance at December 31, 1997............  $ 370,394   $   (7,324)  $  895,974
                                          ---------  ------------  ----------
                                          ---------  ------------  ----------

          See accompanying notes to consolidated financial statements

                        FOUNDATION HEALTH SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................................................  $(187,084) $  84,231  $ 192,179
  Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
    Amortization and depreciation................................................     98,353    112,916     89,356
    Loss on disposal of United Kingdom Operations................................     12,676
    Loss on early redemption of Senior Notes.....................................      9,586
    Write-down of fixed assets...................................................      8,456     14,963
    Amortization of bond discounts...............................................        628      1,124        609
    Gain on sale of investments available for sale...............................     (4,610)    (2,173)    (1,200)
    Gain on note receivable early redemption.....................................     (3,079)
    Other changes in net assets of discontinued operations.......................     (5,395)   (78,589)   (94,835)
    (Gain) loss on disposition of discontinued operations........................     88,845    (20,317)     3,028
    (Income) loss from discontinued operations...................................     30,409    (25,084)
  Change in assets and liabilities, net of effects from acquisition of businesses:
    Premium receivable and unearned subscriber premiums..........................      3,105     35,941         76
    Other assets.................................................................   (112,302)  (239,013)   (94,521)
    Amounts receivable/payable under government contracts........................    (16,155)  (101,711)   (42,840)
    Reserves for claims and other settlements....................................    (55,450)   165,695     16,905
    Accounts payable and accrued liabilities.....................................      6,145     45,351    (17,340)
                                                                                   ---------  ---------  ---------
Net cash provided (used) from operating activities...............................   (125,872)    (6,666)    51,417
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale or maturity of investments available for sale.............................    597,691    441,550    810,526
  Purchases of investments available for sale....................................   (406,818)  (513,734)  (883,534)
  Maturity of investments held to maturity.......................................      3,591      7,613     24,008
  Purchases of investments held to maturity......................................     (2,274)    (7,835)    (9,288)
  Purchases of property and equipment............................................   (131,669)   (95,751)   (85,719)
  Proceeds from note receivables.................................................     93,011        825
  Investment in other companies..................................................                          (21,949)
  Other..........................................................................      5,316    (17,562)    (8,413)
  Acquisition of businesses, net of cash acquired................................   (293,625)       108   (150,460)
                                                                                   ---------  ---------  ---------
Net cash used for investing activities...........................................   (134,777)  (184,786)  (324,829)
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and employee stock purchases...........     21,506     31,756     22,570
  Proceeds from sale of stock....................................................                95,828
  Proceeds from issuance of notes payable and other financing arrangements.......    566,240    331,576    370,000
  Repayment of debt and other non-current liabilities............................   (144,341)    (4,939)  (162,551)
  Advances to repurchase shares of Class A common stock..........................                          (16,330)
  Stock repurchase...............................................................   (111,334)  (105,418)   (35,849)
                                                                                   ---------  ---------  ---------
Net cash provided by financing activities........................................    332,071    348,803    177,840
                                                                                   ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.............................     71,422    157,351    (95,572)
Cash and cash equivalents, beginning of year.....................................    487,938    330,587    426,159
                                                                                   ---------  ---------  ---------
Cash and cash equivalents, end of year...........................................  $ 559,360  $ 487,938  $ 330,587
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
SUPPLEMENTAL CASH FLOWS DISCLOSURE :
Cash paid during the year for:
  Interest.......................................................................  $  56,056  $  43,337  $  32,501
  Income taxes...................................................................     (3,534)    65,698     65,259
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations......................................................  $   3,993  $     401
  Notes and stocks received on sale of Medical Practices.........................               201,118
  Transfer of investment as consideration for PACC acquisition...................     14,310
  Conversion of FOHP convertible debentures to equity............................     70,654
  Transfer of investments from held to maturity to available for sale............                        $   2,913
  Issuance of notes and assumption of liabilities as consideration in acquisition
    of GHH.......................................................................                           28,200
  Profit sharing plan shares issued..............................................                 4,558
ACQUISITION OF BUSINESSES:
  Fair value of assets acquired..................................................  $ 849,487  $  23,650  $ 300,604
  Liabilities assumed............................................................    438,448     12,903    105,787
  Issuance of common stock.......................................................                 6,631
                                                                                   ---------  ---------  ---------
  Cash paid for acquisitions.....................................................    411,039      4,116    194,817
  Less cash acquired for acquisitions............................................    117,414      4,224     44,357
                                                                                   ---------  ---------  ---------
  Net cash paid in acquisitions..................................................  $ 293,625  $    (108) $ 150,460
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

          See accompanying notes to consolidated financial statements

                        FOUNDATION HEALTH SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS

    The current operations of Foundation Health Systems, Inc. (the "Company" or "FHS") are a result of the April 1, 1997 merger transaction (the "FHS Combination") involving Health Systems International, Inc. ("HSI") and Foundation Health Corporation ("FHC"). Pursuant to the FHS Combination, FH Acquisition Corp., a wholly owned subsidiary of HSI ("Merger Sub"), merged with and into FHC and FHC survived as a wholly-owned subsidiary of HSI, which changed its name to "Foundation Health Systems, Inc." and thereby became the Company. Pursuant to the Agreement and Plan of Merger (the "Merger Agreement") that evidenced the FHS Combination, FHC stockholders received 1.3 shares of the Company's Class A Common Stock for every share of FHC common stock held, resulting in the issuance of approximately 76.7 million shares of the Company's Class A Common Stock to FHC stockholders. The shares of the Company's Class A Common Stock issued to FHC's stockholders in the FHS Combination constituted approximately 61% of the outstanding stock of the Company after the FHS Combination and the shares held by the Company's stockholders prior to the FHS Combination (i.e. the prior stockholders of HSI) constituted approximately 39% of the outstanding stock of the Company after the FHS Combination.

    The FHS Combination was accounted for as a pooling of interests for accounting and financial reporting purposes. The pooling of interests method of accounting is intended to present, as a single interest, two or more common stockholder interests which were previously independent and assumes that the combining companies have been merged from inception. Consequently, the Company's consolidated financial statements have been prepared and/or restated as though HSI and FHC always had been combined. Although prior to the FHS Combination FHC reported on a fiscal year ended June 30 basis, the consolidated financial statements have been restated to reflect the Company's calendar year basis.

CONTINUING OPERATIONS

    The Company is an integrated managed care organization which administers the delivery of managed health care services. Continuing operations consist of three separate lines of business: health plans, government contracts and specialty services. Through its subsidiaries, the Company offers group, individual, Medicaid and Medicare health maintenance organization ("HMO") and preferred provider organization ("PPO") plans; government sponsored managed care plans; and managed care products related to administration and cost-containment, behavioral health, dental, vision and pharmaceutical products and other services.

    The Company's health plans provide a wide range of managed health care services throughout the United States with more than 4.3 million at-risk and administrative services only members. The Company provides a comprehensive range of health care services through HMOs organized into three operational divisions located in the following geographic regions: the California Division which includes Health Net, a California health maintenance organization, the Eastern Division (Connecticut, Florida, New Jersey, New York, Ohio, Pennsylvania and West Virginia) and the Western Division (Arizona, Colorado, Idaho, Louisiana, New Mexico, Oklahoma, Oregon, Texas, Utah and Washington). The Company's commercial HMO subsidiaries contract to provide medical care services to a defined, enrolled population for a predetermined, prepaid monthly fee for group, Medicaid, individual and Medicare HMO plans throughout their respective service areas. All of the HMOs are state licensed and some are also federally qualified. The Company also operates PPO networks which provide access to health care services and owns six health and life insurance companies licensed to sell insurance throughout the United States.

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 1--DESCRIPTION OF BUSINESS (CONTINUED)
    The Company's wholly-owned subsidiary, Foundation Health Federal Services, Inc. ("Federal Services"), administers large, multi-year managed care government contracts. Federal Services subcontracts to affiliated and unrelated third parties the administration and health care risk of parts of these contracts. Federal Services currently administers health care programs covering 1.9 million eligible individuals under the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"). Through the Federal Government's TRICARE program, Federal Services provides CHAMPUS families with improved access to primary health care, lower out-of-pocket expenses and fewer claims forms. Federal Services currently administers three TRICARE contracts in five regions that cover the following states:

    - Region 6: Texas, Arkansas, Oklahoma and Louisiana

    - Regions 9, 10 & 12: California, Hawaii, Alaska and portions of Arizona

    - Region 11: Washington, Oregon and portions of Idaho

    The Company's specialty services subsidiaries offer behavioral health, dental, vision, and pharmaceutical products and services as well as managed care products related to bill review, administration and cost containment for hospitals, health plans and other entities.

DISCONTINUED OPERATIONS

    WORKERS' COMPENSATION INSURANCE SEGMENT--The Company revised its strategy of maintaining a presence in the workers' compensation insurance business and adopted a plan to discontinue this segment of its business through divestiture of its workers' compensation insurance subsidiaries. The Company is currently in negotiation for the sale of the business. As a result, the Company is reporting its workers' compensation insurance segment as discontinued operations in the consolidated financial statements (see Note 15).

    The workers' compensation insurance companies consist of the following:
California Compensation Insurance Company, a specialty workers' compensation carrier writing business primarily in California; Business Insurance Company, a national workers' compensation specialty carrier; Commercial Compensation Insurance Company (f/k/a Christiania General Insurance Corporation); and Combined Benefits Insurance Company, writing single source workers' compensation and employee health insurance primarily in California.

    PHYSICIAN PRACTICE MANAGEMENT SEGMENT--On June 28, 1996 the Company executed a Stock and Note Purchase Agreement with FPA Medical Management, Inc. ("FPA"), a national health care management services organization, for the purchase by FPA of the Company's physician practice management subsidiary and affiliated physician-owned medical practices (collectively, the "Medical Practices"). The transaction was consummated in November 1996. The consolidated financial statements report this segment as discontinued operations (see Note 15).

RESTATEMENT FOR FHS COMBINATION

    As previously stated, the Company's consolidated financial statements have been prepared and/or restated as though HSI and FHC always had been combined. The following summary reflects the adjustments required to change FHC from a June 30 fiscal year end to the Company's calendar year end.

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 1--DESCRIPTION OF BUSINESS (CONTINUED)
    The separate and combined results of the Company and FHC for the two years and period prior to the consummation of the FHS Combination are as follows (in thousands):

                                                          QUARTER ENDED      YEAR ENDED DECEMBER 31,
                                                            MARCH 31,     -----------------------------
                                                              1997            1996            1995
                                                          -------------   -------------   -------------
                                                           (UNAUDITED)
REVENUE
  HSI total revenues and investment income as previously
    reported............................................  $    850,404    $   3,242,858   $   2,765,222
  FHC June 30 fiscal year basis.........................     1,044,740        3,407,628       2,459,423
  Net adjustments to reflect FHC on a calendar year
    basis...............................................       --               560,028         299,762
  Adjustments to reflect workers' compensation insurance
    subsidiaries as discontinued operations.............      (125,125)        (501,274)       (410,770)
                                                          -------------   -------------   -------------
  Combined..............................................  $  1,770,019    $   6,709,240   $   5,113,637
                                                          -------------   -------------   -------------
                                                          -------------   -------------   -------------
NET INCOME
  HSI as previously reported............................  $     24,572    $      73,592   $      89,592
  FHC June 30 fiscal year basis.........................        33,909          148,282           6,010
  Net adjustments to reflect FHC on a calendar year
    basis...............................................       --              (137,643)         96,577
                                                          -------------   -------------   -------------
  Combined..............................................  $     58,481    $      84,231   $     192,179
                                                          -------------   -------------   -------------
                                                          -------------   -------------   -------------

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation except for transactions between the Company's continuing operations subsidiaries and the discontinued operations segments discussed in Note 15. The accompanying consolidated financial statements have been restated for the FHS Combination accounted for as a pooling of interests as discussed in Note 1.

REVENUE RECOGNITION

    Commercial premium revenue includes HMO and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts to provide care to enrolled Medicare recipients. Revenue is recognized in the month in which the related enrollees are entitled to health care services. Premiums collected in advance are recorded as unearned premiums.

    Revenue under government contracts is recognized in the month in which the eligible beneficiaries are entitled to health care services. Government contracts also contain cost and performance incentive provisions which adjust the contract price based on actual performance, and revenue under contracts is subject to price adjustments attributable to inflation and other factors. The effects of these adjustments are recognized on a monthly basis. Amounts receivable under government contracts are comprised primarily of estimated amounts receivable under these cost and performance incentive provisions, price adjustments, and change orders for services not originally specified in the contracts.

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Specialty services revenue is recognized in the month in which the administrative services are performed or the period that coverage for services is provided.

HEALTH CARE EXPENSES

    The cost of health care services is recognized in the period in which it is provided and includes an estimate of the cost of services which have been incurred but not yet reported. Such costs include payments to primary care physicians, specialists, hospitals, outpatient care facilities and the costs associated with managing the extent of such care. The estimate for reserves for claims and other settlements is based on actuarial projections of hospital and other costs using historical studies of claims paid. Estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations. Such estimates are subject to the impact of changes in the regulatory environment and economic conditions. Given the inherent variability of such estimates, the actual liability could differ significantly from the amounts provided. While the ultimate amount of claims and losses paid are dependent on future developments, management is of the opinion that the reserves for claims and other settlements are adequate to cover such claims and losses. These liabilities are reduced by estimated amounts recoverable from third parties for subrogation.

    The Company generally contracts in California and Arizona with various medical groups to provide professional care to certain of its members on a capitation or fixed per member per month fee basis. Capitation contracts generally include a provision for stop-loss and non-capitated services for which the Company is liable. Professional capitated contracts also generally contain provisions for shared risk, whereby the Company and the medical groups share in the variance between actual hospital costs and predetermined goals. Additionally, the Company contracts with certain hospitals to provide hospital care to enrolled members on a capitation basis. The HMOs also contract with hospitals, physicians and other providers of health care, pursuant to discounted fee-for-service arrangements and hospital per diems under which providers bill the HMOs for each individual service provided to enrollees.

CASH AND CASH EQUIVALENTS

    Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

    The Company and its consolidated subsidiaries are required to set aside certain funds for restricted purposes pursuant to regulatory requirements. As of December 31, 1997 and 1996, cash and cash equivalent balances of $37.9 million and $5.5 million, respectively, are restricted and included in other noncurrent assets.

INVESTMENTS

    The Company classifies certain debt investments held by trustees or agencies pursuant to state regulatory requirements as held to maturity based on the Company's ability and intent to hold these investments to maturity. Such investments are presented at amortized cost. All other investments are classified as available for sale and are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in investment income.

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Restricted investments totaled $14.6 million and $14.2 million at December 31, 1997 and 1996. In addition, $20.3 million in investments are restricted in connection with the California Wellness Foundation (the "CWF") note payable at December 31, 1997 and 1996 (see Note 6).

PROPERTY AND EQUIPMENT

    Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of estimated useful lives of the various classes of assets or the lease term. Lives of the assets range from 3 to 40 years.

    Expenditures for maintenance and repairs are expensed as incurred. Major improvements which increase the estimated useful life of an asset are capitalized. Upon the sale or retirement of assets, recorded cost and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is reflected in operations.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets consist primarily of goodwill and other intangible assets which arise as a result of various business acquisitions. Other intangible assets consist of the value of employer group contracts and provider networks. Goodwill and other intangible assets are amortized using the methods listed below over appropriate periods not exceeding 40 years. Fully amortized goodwill and other intangible assets and related accumulated amortization are removed from the accounts. The Company evaluates the carrying value of its goodwill and other intangible assets periodically based on fair values or undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded costs, and it writes down recorded costs of the assets to fair value when recorded costs, prior to impairment, are higher.

    Goodwill and other intangible assets consisted of the following at December 31, 1997 (in thousands):

                                                                        ACCUMULATED                 AMORTIZATION
                                                              COST      AMORTIZATION  NET BALANCE      PERIOD
                                                          ------------  ------------  ------------  -------------
Goodwill................................................  $  1,026,992   $   78,339   $    948,653    27-40 years
Provider network........................................        20,686        4,864         15,822     5-20 years
Employer group contracts................................       120,089       62,380         57,709       11 years
Other...................................................        69,070       46,527         22,543     4-15 years
                                                          ------------  ------------  ------------
Total...................................................  $  1,236,837   $  192,110   $  1,044,727
                                                          ------------  ------------  ------------
                                                          ------------  ------------  ------------

    Goodwill and other intangible assets consisted of the following at December 31, 1996 (in thousands):

                                                                         ACCUMULATED                AMORTIZATION
                                                                COST     AMORTIZATION  NET BALANCE     PERIOD
                                                             ----------  ------------  -----------  -------------
Goodwill...................................................  $  652,088   $   62,316    $ 589,772     27-40 years
Provider network...........................................      25,035        3,761       21,274      5-20 years
Employer group contracts...................................     122,140       53,467       68,673        11 years
Other......................................................      68,194       42,962       25,232      4-15 years
                                                             ----------  ------------  -----------
Total......................................................  $  867,457   $  162,506    $ 704,951
                                                             ----------  ------------  -----------
                                                             ----------  ------------  -----------

    Amortization expense on goodwill and other intangible assets was $40.3 million, $45.2 million and $33.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments and premium receivables. All cash equivalents and investments are managed within established guidelines which limit the amounts which may be invested with one issuer. Concentrations of credit risk with respect to premium receivables are limited due to the large number of payers comprising the Company's customer base. The Company's ten largest employer groups accounted for 36.2% and 29.9% of receivables and 16.3% and 16.8% of premium revenue as of December 31, 1997 and 1996, respectively, and for the years then ended.

EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires changes in current earnings per share ("EPS") reporting requirements. The Company adopted SFAS No. 128 in the fourth quarter of 1997 and restated all prior period EPS data presented in the accompanying financial statements. Basic EPS excludes dilution and reflects income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted EPS is based upon the weighted average shares of common stock and dilutive common stock equivalents (stock options) outstanding during the periods presented; no adjustment to income is required. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method.

    Options to purchase an aggregate of 6.6 million, 4.1 million and 1.3 million shares of common stock during 1997, 1996 and 1995, respectively, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. These options expire through December 2007.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value amounts of cash equivalents, investments available for sale and notes payable approximate their carrying amounts in the financial statements and have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amount of cash equivalents approximate fair value due to the short maturity of those instruments. The fair values of investments are estimated based on quoted market prices and dealer quotes for similar investments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt with the same remaining maturities. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The fair value estimates are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly.

STOCK-BASED COMPENSATION

    During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company has chosen to continue accounting for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of the Company's stock over the exercise price of the option (see Note 7).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers; and SFAS No. 132 "Employers Disclosures About Pensions and Other Postretirement Benefits", which revises and standardizes pension and other benefit plan disclosures. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. These statements are effective for fiscal years beginning after December 15, 1997.

NOTE 3--ACQUISITIONS

    The following summarizes acquisitions and strategic investments by the Company for the three years ended December 31, 1997:

1997

    ADVANTAGE HEALTH--On April 1, 1997 the Company completed the acquisition of Advantage Health, a group of managed health care companies based in Pittsburgh, Pennsylvania, for $12.5 million in cash. The acquisition has been recorded using purchase accounting and the excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The goodwill, in the amount of $19.7 million, is being amortized on a straight line basis over 35 years. Advantage Health has approximately 35,000 full-risk members in Pennsylvania, Ohio and West Virginia. The Company purchased Advantage Health from St. Francis Health System, which has an option to re-acquire a 20 percent interest in Advantage Health for $2.5 million. Advantage Health remains a party to long-term provider agreements with the St. Francis Health System.

    PACC--On October 22, 1997, effective October 1, 1997, the Company completed the acquisitions of PACC HMO and PACC Health Plans (collectively, "PACC"), which are managed health care companies based near Portland, Oregon, for a net purchase price of approximately $43.7 million in cash. The acquisition has been recorded using purchase accounting and the excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The goodwill, in the amount of $32.2 million, is

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 3--ACQUISITIONS (CONTINUED)

being amortized on a straight-line basis over 40 years. PACC is a 116,000 member health plan with operations in Oregon and Washington.

    FOHP--On April 30, 1997 the Company made a $51.7 million investment in FOHP, Inc. ("FOHP"). FOHP was owned by physicians, hospitals and other health care providers and was the sole shareholder of First Option Health Plan of New Jersey, Inc. ("FOHP-NJ"), a managed health care company. The Company's initial investment was in the form of FOHP debentures convertible into up to 71 percent of FOHP's outstanding equity at the Company's discretion. As of December 1, 1997 the Company converted these initial FOHP debentures into 71 percent of FOHP's equity. Additionally, effective December 8, 1997 FOHP issued an additional $29.0 million of convertible debentures to the Company which immediately converted approximately $18.9 million of these debentures into an additional 27 percent of FOHP's outstanding equity increasing FHS' equity holding in FOHP to approximately 98 percent. Goodwill of $107.7 million was recorded as a result of these transactions. On December 31, 1997 the Company purchased nonconvertible debentures in the amount of $24 million from FOHP. FOHP currently has more than 250,000 members in New Jersey enrolled in its commercial, Medicare, Medicaid and PPO programs.

    PHYSICIANS HEALTH SERVICES--On December 31, 1997 the Company completed the acquisition of Physicians Health Services, Inc. ("PHS"), a group of managed health care companies based in Shelton Connecticut. The Company paid approximately $265 million for the approximately nine million PHS shares then outstanding and caused PHS to cash-out approximately $6 million in PHS employee stock options as part of the acquisition. The acquisition has been recorded using purchase accounting and the excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The goodwill, in the amount of $218.9 million, is being amortized on a straight-line basis over 40 years. PHS is a 449,000 member health plan with operations in the New York metropolitan area, including northern New Jersey, and throughout the state of Connecticut.

    CHRISTIANIA GENERAL INSURANCE CORPORATION--On May 14, 1997 the Business Insurance Group, Inc., a subsidiary of the Company, acquired the Christiania General Insurance Corporation of New York ("CGIC") for $12.7 million in cash. The acquisition has been recorded using purchase accounting and the excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The goodwill, in the amount of $5.2 million, is being amortized on a straight-line basis over 20 years. As discussed in Note 1, the workers' compensation segment is reported as discontinued operations and includes CGIC.

    The following table reflects unaudited pro forma combined results of operations of the Company and Advantage Health, PACC, FOHP, PHS, and CGIC on the basis that the acquisitions had taken place at the beginning of each year ended December 31 (in thousands, except per share data):

                                                       1997        1996
                                                    ----------  ----------
Total revenues....................................  $8,373,830  $7,593,247
Loss from continuing operations...................    (176,589)     (1,890)
Net income (loss).................................    (295,746)     45,570
Basic and diluted earnings (loss) per share:
  Continuing operations...........................       (1.43)       (.02)
  Net.............................................       (2.39)        .37

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 3--ACQUISITIONS (CONTINUED)
1996

    MANAGED HEALTH NETWORK--In March 1996 the Company issued stock for Managed Health Network, Inc. and its subsidiaries (collectively "MHN"), a privately held company providing employee assistance and managed behavioral health programs to more than 2.7 million covered lives through its subsidiaries, in a pooling of interests transaction valued at approximately $45 million.

1995

    MDEC--On March 15, 1995 the Company acquired all of the outstanding stock of M.D. Enterprises of Connecticut, Inc. ("MDEC"), and its wholly-owned subsidiary, M.D. Health Plan, an HMO operating in Connecticut, for $100.5 million. The goodwill, in the amount of $89.1 million and employer group contracts in the amount of $8.0 million, is being amortized on a straight-line basis over 35 and 11 years, respectively.

    HDS--In 1995, the Company acquired shares of preferred stock of Health Data Sciences Corporation ("HDS"), representing a minority equity interest in HDS, for an aggregate purchase price of approximately $21.9 million. In July 1996, HDS was acquired by Medaphis Corporation ("Medaphis") and the Company's preferred stock in HDS was converted into 976,771 shares of Medaphis common stock. Since the acquisition of HDS by Medaphis the value of Medaphis common stock has substantially declined, and the Company has therefore reflected an unrealized loss of $15.6 million related to its investment in Medaphis common stock. In connection with the decline the Company filed a lawsuit against Medaphis in 1996 claiming, among other things, that misleading financial performance information was given to the Company prior to the acquisition. The complaint seeks rescission of the transaction or damages in excess of $38.0 million. As of December 31, 1997, the litigation is ongoing.

    GHH--On December 1, 1995, the Company acquired the outstanding stock of G.
H. Holdings ("GHH") and certain of its for-profit subsidiaries, including Greater Atlantic Health Services (now known as QualMed Plans for Health), an HMO operating in Pennsylvania and New Jersey, for $126.5 million in cash and notes (the "GHH Transaction"). The acquisition has been accounted using purchase accounting and the excess of the purchase price over the fair value of assets acquired in the amount of $88.4 million was recorded as goodwill. Goodwill is being amortized on a straight-line basis over 35 years. The Company subsequently divested certain of GHH's subsidiaries.

    BICO--In February 1995, California Compensation Insurance Company acquired Business Insurance Company ("BICO"), a national workers' compensation specialty carrier, for $13.2 million in cash. The acquisition has been recorded using purchase accounting and no goodwill was recorded as a result of this transaction.

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 4--INVESTMENTS

    As of December 31, 1997, the amortized cost, gross unrealized holding gains and losses and fair value of the Company's investments were as follows (in thousands):

                                        AVAILABLE FOR SALE                               HELD TO MATURITY
                           ---------------------------------------------   ---------------------------------------------
                                         GROSS       GROSS                               GROSS       GROSS
                                       UNREALIZED  UNREALIZED                          UNREALIZED  UNREALIZED
                           AMORTIZED    HOLDING     HOLDING      FAIR      AMORTIZED    HOLDING     HOLDING      FAIR
                             COST        GAINS      LOSSES       VALUE       COST        GAINS      LOSSES       VALUE
                           ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Asset backed
  securities.............  $ 122,313   $    901    $ (1,537)   $ 121,677
U.S. government and
  agencies...............     88,468        808        (269)      89,007   $  9,675    $     69    $     (4)   $   9,740
Obligations of states and
  other political
  subdivisions...........    184,399      1,742        (144)     185,997
Corporate debt
  securities.............     73,521        704        (122)      74,103
Securities held by
  depository.............     20,912                              20,912
Other securities.........     74,118      2,918     (15,731)      61,305      3,210                                3,210
                           ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                           $ 563,731   $  7,073    $(17,803)   $ 553,001   $ 12,885    $     69    $     (4)   $  12,950
                           ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                           ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

    As of December 31, 1996, the amortized cost, gross unrealized holding gains and losses and fair value of the Company's investments were as follows (in thousands):

                                        AVAILABLE FOR SALE                               HELD TO MATURITY
                           ---------------------------------------------   ---------------------------------------------
                                         GROSS       GROSS                               GROSS       GROSS
                                       UNREALIZED  UNREALIZED                          UNREALIZED  UNREALIZED
                           AMORTIZED    HOLDING     HOLDING      FAIR      AMORTIZED    HOLDING     HOLDING      FAIR
                             COST        GAINS      LOSSES       VALUE       COST        GAINS      LOSSES       VALUE
                           ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Asset backed
  securities.............  $ 187,204   $    498    $   (972)   $ 186,730
U.S. government and
  agencies...............    100,989        121        (911)     100,199   $ 11,806    $     31    $    (25)   $  11,812
Obligations of states and
  other political
  subdivisions...........    100,825        339        (287)     100,877
Corporate debt
  securities.............     94,732        473      (1,321)      93,884
Securities held by
  depository.............     25,019                              25,019
Other securities.........    123,785     16,218     (11,734)     128,269      2,411                                2,411
                           ---------   ---------   ---------   ---------   ---------        ---         ---    ---------
                           $ 632,554   $ 17,649    $(15,225)   $ 634,978   $ 14,217    $     31    $    (25)   $  14,223
                           ---------   ---------   ---------   ---------   ---------        ---         ---    ---------
                           ---------   ---------   ---------   ---------   ---------        ---         ---    ---------

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 4--INVESTMENTS (CONTINUED)
    At December 31, 1997, the contractual maturities of the Company's investments were as follows (in thousands):

                                                              ESTIMATED
                                                      COST    FAIR VALUE
                                                    --------  ----------
AVAILABLE FOR SALE:
  Due in one year or less.........................  $173,550   $ 173,854
  Due after one year through five years...........   137,126     138,462
  Due after five years through ten years..........    75,999      77,180
  Due after ten years.............................    26,800      26,755
                                                    --------  ----------
                                                     413,475     416,251
  Asset-backed securities.........................   122,313     121,677
  Equity securities...............................    27,943      15,073
                                                    --------  ----------
Total available for sale..........................  $563,731   $ 553,001
                                                    --------  ----------
                                                    --------  ----------
HELD TO MATURITY
  Due in one year or less.........................  $  6,951   $   6,952
  Due after one year through five years...........     5,934       5,999
                                                    --------  ----------
Total held to maturity............................  $ 12,885   $  12,951
                                                    --------  ----------
                                                    --------  ----------

    Proceeds from sales and maturities of investments available for sale during 1997 were $605.3 million, resulting in realized gains and losses of $4.7 million and $75 thousand, respectively.

    Proceeds from the sales and maturities of investments available for sale during 1996 were $441.6 million resulting in gross realized gains and losses of $2.5 million and $300 thousand, respectively.

    The Company's regulated subsidiaries are required to keep investments on deposit in various states where they are licensed. At December 31, 1997, $34.9 million in securities are restricted to satisfy various state regulatory and licensing requirements.

NOTE 5--PROPERTY AND EQUIPMENT

    Property and equipment comprised the following at December 31 (in thousands):

                                                       1997         1996
                                                    ----------   ----------
Land..............................................  $   28,302   $   20,694
Construction in progress..........................      19,472       12,066
Buildings and improvements........................     159,571      114,353
Furniture, equipment and software.................     526,781      395,528
                                                    ----------   ----------
                                                       734,126      542,641
Less--accumulated depreciation....................     306,977      237,893
                                                    ----------   ----------
                                                    $  427,149   $  304,748
                                                    ----------   ----------
                                                    ----------   ----------

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 5--PROPERTY AND EQUIPMENT (CONTINUED)
    Depreciation expense on property and equipment was $58.1 million, $67.7 million and $56.3 million for the years ended December 31, 1997, 1996 and 1995.

NOTE 6--NOTES PAYABLE, CAPITAL LEASES AND OTHER FINANCING ARRANGEMENTS

    Notes payable, capital leases and other financing arrangements comprised the following at December 31 (in thousands):

                                                       1997       1996
                                                    ----------  --------
Revolving credit facility, variable interest at
  LIBOR plus .35% at December 31, 1997,
  unsecured.......................................  $1,265,000
Senior Notes due June 1, 2003, interest at 7.75%,
  unsecured, repaid June 1997 (see note 14).......              $124,673
Revolving credit facility, variable interest at
  5.95% at December 31, 1996, unsecured...........               319,000
Revolving credit facility, variable interest at
  6.40% at December 31, 1996, unsecured...........               380,000
GHH note payable, due December 2000, interest at
  7.95%, unsecured................................      22,500    22,500
CWF note payable, due quarterly with a balloon
  payment due 2006, variable interest of 2.5%
  above 3 year Treasury Bill rate, 10.3% at
  December 31, 1997 and 1996, secured by
  substantially all of the assets of Health Net...      18,754    19,331
Capital leases and other notes payable............       6,318    11,590
                                                    ----------  --------
Total notes payable and capital leases............   1,312,572   877,094
Less notes payable and capital leases-current
  portion.........................................       3,593    85,476
                                                    ----------  --------
Notes payable and capital leases-noncurrent
  portion.........................................  $1,308,979  $791,618
                                                    ----------  --------
                                                    ----------  --------

REVOLVING CREDIT FACILITY

    The Company's Credit Facility, as amended, provides for an unsecured five-year $1.5 billion revolving credit facility which replaced (i) the Company's prior $700 million unsecured revolving credit facility with Bank of America, as agent, and (ii) FHC's prior $300 million unsecured revolving credit facility with Citicorp USA, Inc., as agent, and $200 million unsecured revolving credit facility with Citibank, N.A., as administrative agent. The facility is available to the Company and its subsidiaries for general corporate purposes, including permitted acquisitions.

    Bank of America is the administrative agent and co-lead bank with Citibank N.A. for the other participating banks named in the Credit Agreement. At the election of the Company, and subject to customary covenants, loans are initiated on a bid or committed basis and carry interest at offshore or domestic rates, but subject to the applicable LIBOR Rate plus margin or a base rate (which is the higher of .50% above the Federal Funds Rate or the Bank of America "reference rate"). Actual rates on borrowings under the facility vary based on competitive bidding and the Company's unsecured debt rating at the time of the borrowing. The facility is available for five years, until July 2002, but may be extended, under certain circumstances, for two additional years until July 2004.

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 6--NOTES PAYABLE, CAPITAL LEASES AND OTHER FINANCING ARRANGEMENTS
(CONTINUED)
    The weighted average annual interest rate on the Company's notes payable and capital leases was approximately 6.24%, 6.39% and 7.44% for the years ended December 31, 1997, 1996 and 1995.

    Scheduled principal repayments on notes payable, capital leases and other financing arrangements for the next five years are as follows (in thousands):

1998............................................................  $     3,593
1999............................................................        2,199
2000............................................................       24,368
2001............................................................        1,088
2002............................................................    1,265,958
Thereafter......................................................       15,366
                                                                  -----------
  Total notes payable and capital leases........................  $ 1,312,572
                                                                  -----------
                                                                  -----------

NOTE 7--STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

    The Company has various stock option plans which cover certain employees, officers and non-employee directors, and employee stock purchase plans under which nearly all full-time employees of the Company are eligible to participate. These plans have been approved by the stockholders.

    Under the 1989, 1990, 1991, 1992, 1993 and 1997 employee stock option plans and the non-employee director stock option plan, the Company grants options at prices at or above the market value of the stock on the date of grant. The options carry a maximum term of 10 years and in general vest ratably over 3 years, 5 years or over the 3rd, 4th and 5th anniversaries of the date of grant. The Company has reserved a total of 24.9 million shares of its Class A Common Stock for issuance under the stock option plans. The Company anticipates all future option grants will be made under the 1997 stock option plan.

    Under the 1990, 1993 and 1997 employee stock purchase plans, the Company provides employees with the opportunity to purchase stock through payroll deductions. Eligible employees may purchase up to $25,000 in fair market value annually of the Company's Class A Common Stock at 85% of the lower of the market price on either the first or last day of each offering period, except under the 1990 plan which specifies a purchase price at 85% of the market price on the date of purchase. The Company has reserved a total of 650 thousand shares of its Class A Common Stock for issuance under the 1997 plan. The 1990 and 1993 plans were terminated effective September 1997 and November 1997, respectively.

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 7--STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (CONTINUED)
    Stock option activity and weighted average exercise prices for the years ended December 31 is presented below:

                                                            1997                    1996                       1995
                                                    --------------------   -----------------------   ------------------------
                                                                 WEIGHTED                  WEIGHTED                 WEIGHTED
                                                                 AVERAGE                   AVERAGE                   AVERAGE
                                                    NUMBER OF    EXERCISE    NUMBER OF     EXERCISE   NUMBER OF     EXERCISE
                                                     OPTIONS      PRICE       OPTIONS       PRICE      OPTIONS        PRICE
                                                    ----------   -------   -------------   -------   ------------   ---------
Outstanding at January 1..........................   7,051,940   $27.75        6,519,232   $24.44       7,355,064    $ 20.59
Granted...........................................   3,912,040    32.18        2,338,031    32.50       1,624,856      25.69
Exercised.........................................    (830,021)   22.66       (1,237,312)   19.52      (1,998,009)     11.33
Canceled..........................................    (497,128)   28.61         (568,011)   27.32        (462,679)     24.18
                                                    ----------             -------------             ------------
Outstanding at December 31........................   9,636,831   $29.94        7,051,940   $27.75       6,519,232    $ 24.44
                                                    ----------             -------------             ------------
                                                    ----------             -------------             ------------
Exerciseable at December 31.......................   5,116,533                 4,640,576                3,282,878
                                                    ----------             -------------             ------------
                                                    ----------             -------------             ------------

    Under the 1990, 1993 and 1997 employee stock purchase plans, the Company sold 100 thousand, 117 thousand and 88 thousand shares of its stock to employees in 1997, 1996 and 1995, respectively.

    The following table summarizes the weighted average exercise price and weighted average remaining contractual life for significant option groups outstanding at December 31, 1997:

                              OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                  --------------------------------------------   -------------------------
                             WEIGHTED AVERAGE      WEIGHTED                    WEIGHTED
   RANGE OF       NUMBER OF     REMAINING          AVERAGE       NUMBER OF     AVERAGE
EXERCISE PRICES    OPTIONS   CONTRACTUAL LIFE   EXERCISE PRICE    OPTIONS   EXERCISE PRICE
---------------   ---------  ----------------   --------------   ---------  --------------
$ 3.21 - $27.75   2,531,599     5.98 years          $21.72       2,054,136      $21.07
 27.88 -  32.25   1,935,638     6.72 years           29.65       1,555,364       29.62
 32.50 -  32.50   3,622,500     9.68 years           32.50                        0.00
 32.69 -  52.81   1,547,094     7.63 years           37.77       1,507,033       37.87
                  ---------                                      ---------
$ 3.21 - $52.81   9,636,831     7.78 years          $29.94       5,116,533      $28.62
                  ---------                                      ---------
                  ---------                                      ---------

    The weighted average fair value for options granted during 1997, 1996 and 1995 was $9.95, $10.46 and $12.86, respectively. The weighted-average fair value for employee purchase rights during 1997, 1996 and 1995 was $5.68, $6.21 and $6.70, respectively. The fair values were estimated using the Black-Sholes option-pricing model. The following weighted average assumptions were used in the fair value calculation for 1997, 1996 and 1995, respectively: (i) risk-free interest rate of 5.71%, 6.23% and 7.70% for option grants and 5.66%, 5.79% and 7.13% for employee purchase rights; (ii) expected option lives of 3.7 years, 2.7 years and 3.1 years and expected employee purchase right lives of 2.1 months,
3.3 months, and 3.3 months; (iii) expected volatility for both options and employee purchase rights of 30.0%, 37.6% and 37.2%; and (iv) no expected dividend yield for either options or employee purchase rights.

    The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option or employee stock purchase plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates of options and employee purchase rights consistent with the method of SFAS No. 123, the

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 7--STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (CONTINUED)
Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31 (in thousands, except per share data):

                                                                    1997       1996      1995
                                                                 ----------  --------  --------
Net income (loss).................................  As reported  $ (187,084) $ 84,231  $192,179
                                                    Pro forma      (193,638)   69,226   187,591

Basic earnings (loss) per share...................  As reported       (1.52)     0.67      1.56
                                                    Pro forma         (1.57)     0.56      1.53

Diluted earnings (loss) per share.................  As reported       (1.52)     0.67      1.55
                                                    Pro forma         (1.56)     0.55      1.52

    As fair value criteria was not applied to option grants and employee purchase rights prior to 1995, and additional awards in future years are anticipated, the effects on net income and earnings per share in this pro forma disclosure may not be indicative of future amounts.

NOTE 8--CAPITAL STOCK

    The Company has two classes of Common Stock. The Company's Class B Common Stock has the same economic benefits as the Company's Class A Common Stock but is non-voting. Upon the sale or transfer of shares of Class B Common Stock by the CWF to an unrelated third party, such shares automatically convert into Class A Common Stock. The CWF is the only holder of record of the Company's Class B Common Stock.

PUBLIC OFFERING

    On May 15, 1996, the Company completed a public offering in which the Company sold 3,194,374 shares of Class A Common Stock and the CWF sold 6,386,510 shares of Class A Common Stock (constituting 6,386,510 shares of Class B Common Stock which automatically converted into shares of Class A Common Stock upon the sale) for a per share purchase price to the public of $30.00 (the "Offering"). The net proceeds received by the Company from the sale of the 3,194,374 shares of Class A Common Stock were approximately $92.4 million after deducting underwriting discounts and commissions and estimated expenses of the Offering payable by the Company. The Company used its net proceeds from the Offering to repurchase 3,194,374 shares of Class A Common Stock held pursuant to the Associate Trust Agreement from certain Class A Stockholders. The Company repurchased these shares of Class A Common Stock from the Class A Stockholders at $30.00 per share less transaction costs associated with the Offering, amounting to $1.08 per share. All of these 3,194,374 shares of Class A Common Stock repurchased are currently held in treasury. The Company did not receive any of the proceeds from the sale of shares of Class A Common Stock in the Offering by the CWF.

    On June 27, 1997, the Company redeemed 4,550,000 shares of Class B Common Stock from the CWF at a price of $24.47 per share. The Company provided its consent to permit the CWF to sell 3,000,000 shares of Class B Common Stock to an unrelated third party in June of 1997 and to sell 450,000 shares of Class B Common Stock to unrelated third parties throughout August of 1997. On November 6, 1997, the Company also provided its consent to permit the CWF to sell 1,000,000 shares of Class B Common Stock to an unrelated third party. Pursuant to the Company's Certificate of Incorporation, such 3,000,000 shares,

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 8--CAPITAL STOCK (CONTINUED)
450,000 shares and 1,000,000 shares of Class B Common Stock automatically converted into shares of Class A Common Stock in the hands of such third parties.

    As a result of such transactions, the CWF now holds 10,297,642 shares of Class B Common Stock at December 31, 1997.

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

    In connection with the FHS Combination, the Company entered into Amendment No. 1 to the Rights Agreement to exempt the FHS Combination and related transactions from triggering the Rights. In addition, the amendment modified certain terms of the Rights Agreement applicable to the determination of certain "Adverse Persons," which modifications became effective upon consummation of the FHS Combination.

NOTE 9--EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION RETIREMENT PLANS

    The Company and certain subsidiaries sponsor defined contribution retirement plans intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Participation in the plans is available to substantially all employees who meet certain eligibility requirements and elect to participate. Employees may contribute up to the maximum limits allowed by Section 401(k) of the Code, with Company contributions based on matching or other formulas. The Company's expense under the plans totaled $4.2 million, $5.1 million and $4.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 9--EMPLOYEE BENEFIT PLANS (CONTINUED)

DEFINED BENEFIT RETIREMENT PLANS

    In 1995 the Company adopted two unfunded non-qualified defined benefit pension plans, a Supplemental Executive Retirement Plan and a Directors' Retirement Plan (collectively, the "FHC SERPs"). In 1996 the Company adopted two additional unfunded non-qualified defined benefit pension plans, a Supplemental Executive Retirement Plan and a Directors' Retirement Plan (collectively, the "HSI SERPs"). These plans cover key executives, as selected by the Board of Directors, and non-employee directors. Benefits under the plans are based on years of service and level of compensation.

    As part of the FHS Combination, the FHC SERPs were frozen in April 1997 at which time each participant became 100% vested in their benefits under the plans which are equal to 90% of the actuarial equivalent of the participant's retirement benefit as of December 31, 1996. All benefits under the FHC SERPs were paid out either in cash, or as a rollover to the deferred compensation plan.

    The following table sets forth the funded status of the FHC SERPs and HSI SERPs and the amounts recognized in the Company's consolidated financial statements at December 31:

                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Actuarial present value of:
  Vested benefit obligation..............................................  $   4,702  $  10,591
  Nonvested benefit obligation...........................................        885      4,654
                                                                           ---------  ---------
Accumulated benefit obligation...........................................  $   5,587  $  15,245
                                                                           ---------  ---------
                                                                           ---------  ---------
Projected benefit obligation.............................................  $   8,078  $  21,912
Plan assets at fair value................................................     --         --
                                                                           ---------  ---------
Projected benefit obligation in excess of plan assets....................      8,078     21,912
Unrecognized net (gain) loss.............................................        316     (7,294)
Unrecognized prior service cost..........................................     (4,248)    (4,503)
Unrecognized net transition obligation...................................                (3,506)
Additional liability.....................................................      1,441      8,636
                                                                           ---------  ---------
Pension liability........................................................  $   5,587  $  15,245
                                                                           ---------  ---------
                                                                           ---------  ---------

    Net pension costs included the following components for the years ended December 31:

                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
                                                                          (IN THOUSANDS)
Service cost....................................................  $   1,331  $   2,150  $   1,183
Interest cost on projected benefit obligation...................        820      1,283        321
Net amortization and deferral...................................        533      1,000        264
Plan termination expense--FHC SERP..............................     12,074
                                                                  ---------  ---------  ---------
                                                                  $  14,758  $   4,433  $   1,768
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 9--EMPLOYEE BENEFIT PLANS (CONTINUED)
    The projected benefit obligation and net pension cost were determined using discount rates of 7.50%, 7.88% and 8% for 1997, 1996 and 1995, respectively and an assumed rate of compensation increase of 4%, 5% and 4% for 1997, 1996 and 1995, respectively.

DEFERRED COMPENSATION PLANS

    Under the Company's deferred compensation plan certain members of management, highly compensated employees and non-employee Board members may defer payment of up to 90% of their compensation. As part of the FHS Combination, the plan was frozen in May 1997 at which time each participant's account was credited with three times the 1996 Company match (or a lesser amount for certain prior participants) and each participant became 100% vested in all such contributions. The current provisions with respect to the form and timing of payments under the plan remain unchanged. At December 31, 1997 and 1996, the liability under the plan amounted to $29.3 million and $19.9 million. The Company's expense under the plan totaled $7.8 million, $3.7 million and $3.1 million for the years ended December 31, 1997, 1996, and 1995.

POST-RETIREMENT HEALTH AND LIFE PLANS

    Certain subsidiaries of the Company sponsor post-retirement defined benefit health care plans that provide post-retirement medical benefits to key executives, employees and dependents who meet certain eligibility requirements. Under these plans, the Company pays a percentage of the costs of medical, dental and vision benefits during retirement. The plans include certain cost-sharing features such as deductibles, coinsurance and maximum annual benefit amounts which vary based principally on years of credited service. The accumulated post-retirement benefit obligation under the plans was $6.3 million and $5.2 million at December 31, 1997 and 1996 respectively. The net periodic post-retirement cost was $1.3 million, $828 thousand and $798 thousand for the years ended December 31, 1997, 1996 and 1995 respectively.

    The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) is 7.25% for 1997, and is assumed to decrease gradually to 4.5% for 2007 and remain at that level thereafter. The impact of increasing the assumed health care cost trend rate by 1 percentage point would not have a significant effect on the accumulated post-retirement benefit obligation or the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for the year ended December 31, 1997.

PERFORMANCE-BASED ANNUAL BONUS PLAN

    In 1997, the Company had a Performance-Based Annual Bonus Plan that qualified under Section 162(m) of the Code (the "Prior 162(m) Plan"). Under the Prior 162(m) Plan, if the Company achieved $62.5 million in consolidated income from operations before taxes, certain executives were potentially eligible to receive cash bonuses from a pool of 2.5% of such consolidated operating income based on the executives' salaries in relation to the pool. Amounts payable to such executives from such pool were subject to downward adjustment by the Company's Compensation and Stock Option Committee of the Board of Directors. The $62.5 million performance goal for the Prior 162(m) Plan was not met for 1997. The Company's Stockholders adopted a new Performance-Based Annual Bonus Plan that qualifies under Section 162(m) of the Code which became effective on January 1, 1998 and replaced the Prior 162(m) Plan.

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 9--EMPLOYEE BENEFIT PLANS (CONTINUED)
EMPLOYEE STOCK PURCHASE PLANS

    The Company sponsors employee stock purchase plans available to substantially all employees who meet certain eligibility requirements and elect to participate (see Note 7).

NOTE 10--INCOME TAXES

    Significant components of the provision (benefit) for income taxes are as follows for the years ended December 31:

                                                                1997       1996        1995
                                                             ----------  ---------  ----------
                                                                      (IN THOUSANDS)
Current:
  Federal..................................................  $  (12,894) $  13,687  $   80,115
  State....................................................       3,183      2,593      19,092
                                                             ----------  ---------  ----------
Total current..............................................      (9,711)    16,280      99,207
                                                             ----------  ---------  ----------
Deferred:
  Federal..................................................     (57,150)     7,420      14,854
  State....................................................      (5,478)     1,123       1,364
                                                             ----------  ---------  ----------
Total deferred.............................................     (62,628)     8,543      16,218
                                                             ----------  ---------  ----------
Total provision (benefit) for income taxes.................  $  (72,339) $  24,823  $  115,425
                                                             ----------  ---------  ----------
                                                             ----------  ---------  ----------

    Income tax expense (benefit) is included in the financial statements as follows for the years ended December 31:

                                                                1997       1996        1995
                                                             ----------  ---------  ----------
                                                                      (IN THOUSANDS)
Continuing operations......................................  $  (21,418) $  14,124  $  124,345
Discontinued operations....................................     (50,921)    10,699      (8,920)
                                                             ----------  ---------  ----------
Total provision (benefit) for income taxes.................  $  (72,339) $  24,823  $  115,425
                                                             ----------  ---------  ----------
                                                             ----------  ---------  ----------

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 10--INCOME TAXES (CONTINUED)
    A reconciliation of the statutory federal income tax rate and the effective income tax rate on income from continuing operations is as follows for the years ended December 31:

                                                                       1997          1996          1995
                                                                   ------------  ------------  ------------
Statutory federal income tax rate................................        (35)%          35%           35%
State and local taxes, net of federal income tax effect..........         (3)            3             6
Tax exempt interest income.......................................         (2)           (3)           (1)
Goodwill amortization............................................          6             6             1
Valuation allowance adjustment...................................         (2)           (5)            0
Merger transaction costs.........................................          8             0             0
Pooling transactions.............................................          0            (4)            0
IRS settlement...................................................          0            (4)            0
Other, net.......................................................          4            (1)           (1)
                                                                          --            --            --
  Effective income tax rate......................................        (24)%          27%           40%
                                                                          --            --            --
                                                                          --            --            --

    Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                            1997       1996
                                                                         ----------  ---------
                                                                            (IN THOUSANDS)
CURRENT DEFERRED TAX ASSETS:
  Accrued liabilities..................................................  $   70,547  $  50,995
  Accrued compensation and benefits....................................      28,150     22,582
  Restructuring reserves...............................................      30,057        317
  Net operating loss carryforwards.....................................     140,862     11,178
  Other, net...........................................................       1,524     12,689
                                                                         ----------  ---------
  Net deferred tax assets before valuation allowance...................     271,140     97,761
  Valuation allowance..................................................     (57,445)    (1,275)
                                                                         ----------  ---------
  Total deferred tax assets............................................  $  213,695  $  96,486
                                                                         ----------  ---------
                                                                         ----------  ---------
NONCURRENT DEFERRED TAX LIABILITIES:
  Depreciable and amortizable property.................................  $   66,608  $   6,106
  Other, net...........................................................         839      3,345
                                                                         ----------  ---------
  Total deferred tax liabilities.......................................  $   67,447  $   9,451
                                                                         ----------  ---------
                                                                         ----------  ---------

    As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $324 million from continuing operations, of which $126 million may be subject to carryover limitations under Section 382 of the Code. A valuation allowance has been provided to account for the potential limitations associated with utilization of net operating loss carryforwards. The net operating loss carryforwards expire between 2006 and 2012.

    The valuation allowance increase of $56.2 million is due to the acquisition of a subsidiary for which the future realizability of such subsidiary's deferred tax assets, primarily related to net operating loss carryforwards, is uncertain.

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 11--REGULATORY REQUIREMENTS

    All of the Company's health plans as well as its insurance subsidiaries are required to periodically file financial statements with regulatory agencies in accordance with statutory accounting and reporting practices. Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended, California plans must comply with certain minimum capital or tangible net equity requirements. The Company's non-California health plans, as well as its health and life insurance companies, must comply with their respective state's minimum regulatory net worth requirements generally under the regulation of the respective state's department of insurance.

    The regulatory net worth of the Company's health plans exceeded the minimum aggregate requirement by approximately $243 million and $368 million at December 31, 1997 and 1996, respectively. Under certain government contracts. Federal Services is required to maintain a current ratio of 1:1 and certain HMO subsidiaries are required to maintain a current ratio of 1:1 under Medicaid contracts.

    As a result of the above requirements and certain other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to the Company. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay obligations of the Company. As of December 31, 1997, restricted assets of these subsidiaries totaled approximately $52.5 million.

NOTE 12--COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings, which are routine in its business. In the opinion of management, based upon current facts and circumstances known by the Company, the resolution of these matters should not have a material adverse effect on the financial position or results of operations of the Company.

OPERATING LEASES

    The Company leases administrative and medical office space under various operating leases. Certain medical office space is subleased to participating medical groups doing business with the Company. Certain leases contain renewal options and rent escalation clauses.

    In 1995, the Company entered into a $60 million tax retention operating lease with NationsBank of Texas, N.A., as Administrative Agent for the Lenders who are parties thereto, and First Security Bank of Utah, N.A., as Owner Trustee, (the "TROL Agreement") for the construction of health care centers and corporate facilities. Under the TROL Agreement, rental payments commence upon completion of construction, with a guarantee of 87% to the lessor of the residual value of properties leased at the end of the lease term. After the initial five year noncancelable lease term, the lease may be extended by agreement of the parties or the Company must purchase or arrange for sale of the leased properties. The Company has committed to a guaranteed residual value of $30.8 million under this agreement.

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 12--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum lease commitments for noncancelable operating leases at December 31, 1997 are as follows (in thousands):

1998......................................................  $  46,477
1999......................................................     42,083
2000......................................................     38,614
2001......................................................     35,552
2002......................................................     13,535
Thereafter................................................      7,695
                                                            ---------
Total minimum lease commitments...........................  $ 183,956
                                                            ---------
                                                            ---------

    Rent expense totaled $48.7 million, $46.8 million and $39.3 million in 1997, 1996 and 1995, respectively.

NOTE 13--RELATED PARTIES

    Two current directors of the Company and one prior director are partners in law firms which received legal fees totaling $1.1 million, $1.0 million, and $1.9 million in 1997, 1996, and 1995, respectively. An officer of a contracted hospital was also a member of the Company's Board of Directors until April 1, 1997. Medical costs paid to the provider totaled $67.1 million, $58.7 million, and $55.3 million in 1997, 1996, and 1995, respectively. Such contracted hospital is also an employer group of the Company. The Company received annual premium revenues of $1.2 million in 1997, $3.4 million in 1996 and $3.0 million in 1995. Certain stockholders and prior directors of the Company are officers of consulting firms which received approximately $132 thousand in 1997, $1.3 million in 1996 and $140 thousand in 1995, pursuant to consulting agreements to pay for certain consulting services provided to the Company.

    In 1995, the Company advanced an aggregate sum of approximately $16.3 million to three of its former executive officers and directors in connection with the future repurchase of shares of the Company's Class A Common Stock held by such individuals. This repurchase agreement was entered into in connection with certain severance agreements between the Company and each such individual in connection with his or her termination of employment. Such advances were non-interest bearing and were secured by a pledge of shares of Class A Common Stock, which shares were ultimately repurchased by the Company in January 1996.

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

    Certain transactions between the Company's continuing operations subsidiaries and the discontinued operations segments are not eliminated (see
Note 15).

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 14--MERGER, RESTRUCTURING AND OTHER COSTS AND GEM COSTS

    The following sets forth the principal components of merger, restructuring and other costs for the ended December 31:

                                                                       1997       1996       1995
                                                                     ---------  ---------  ---------
                                                                              (IN MILLIONS)
Severance and benefit related costs................................  $    62.0  $     5.4  $    12.2
Provider network consolidation costs...............................       35.4
Asset impairment costs.............................................       44.3       17.4
Real estate lease termination costs................................        7.7        4.6
                                                                     ---------  ---------  ---------
  Total restructuring costs........................................      149.4       27.4       12.2
Merger related costs...............................................       70.4                   8.0
Other costs........................................................      118.6       16.7
                                                                     ---------  ---------  ---------
  Total merger, restructuring and other costs......................  $   338.4  $    44.1  $    20.2
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

1997 COSTS

RESTRUCTURING COSTS

    In connection with the FHS Combination, the Company adopted a restructuring plan effective June 30, 1997 (the "June 1997 Plan"), the principal elements of which include: a workforce reduction of approximately 1,050 employees, the consolidation of employee benefit plans, the consolidation of facilities in geographic locations where office space is duplicated, the consolidation of overlapping provider networks, and the consolidation of information systems at all locations to standardized systems. The June 1997 Plan, which the Company anticipates will be completed by the end of 1998, resulted in a restructuring charge of $188.1 million for the quarter ended June 30, 1997.

    Severance and benefit related costs include a terminations benefits plan and contractually required change of control payments to senior executives. Also included are the costs of settlements of benefit plans terminated as a result of the restructuring plan to conform benefits for the merged companies. Provider network consolidation costs include costs to consolidate overlapping provider networks, primarily in California, and the costs of exiting existing provider contracts as legally, regulatory or administratively required. Real estate lease termination costs include facilities consolidation costs primarily in geographic regions where there is overlapping office space usage. Asset impairment costs are primarily a result of the Company's plan to be on common operating systems and hardware platforms. These costs include impairment of hardware, software and other systems related assets.

    During the quarter ended December 31, 1997, the Company adopted a restructuring plan (the "December 1997 Plan") and recorded a $6.0 million restructuring charge related to the Company's Eastern Division health plans. The plan relates to the integration of the Company's Eastern Division operations in connection with its acquisition of PHS and FOHP in the quarter ended December 31, 1997.

    The Company also recorded a credit of $44.7 million for previously recorded restructuring charges during the fourth quarter. The credit consisted of $42.0 million for the June 1997 Plan and $2.7 million for the December 1996 Plan (see "1996 Costs").

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 14--MERGER, RESTRUCTURING AND OTHER COSTS AND GEM COSTS (CONTINUED)

    The restructuring credits to the June 1997 Plan resulted from the following:
$22.2 million from the Company's determination to continue to operate certain facilities originally identified for lease termination, $9.7 million from reductions to initially anticipated involuntary severance costs, $8.1 million from reductions to certain anticipated provider network consolidation and other contract termination costs and $2.0 million in reductions to asset impairment costs primarily related to the reclassification of workers' compensation insurance subsidiaries related charges to discontinued operations.

    Of the $149.4 million in net restructuring costs recorded during the year ended December 31, 1997, $61.7 million represented cash payments and $15.8 million noncash activities as of December 31, 1997 and $45.2 million is expected to require future outlays of cash and $26.7 million represents future noncash activities.

MERGER COSTS

    In connection with the June 1997 Plan, $70.4 million in merger costs were recorded. The significant components of the charge include the following: $22.6 million of transaction costs, primarily consisting of investment banking, legal, accounting, filing and printing fees; $22.7 million of merger consulting costs; $5.9 million of former senior executive consulting costs; $2.4 million of directors and officers liability coverage required by the merger agreement; $9.6 million in costs to consolidate debt facilities; and $7.2 million of other merger related costs.

OTHER COSTS

    During the quarters ended June 30, and December 31, 1997, $86.3 million and $32.3 million, respectively, in other costs were recorded and included the following components: $30.5 million for receivables related to provider contracts that will not be renewed; $17.2 for government receivables related to prior contracts and adjustments on current contracts being negotiated with the Department of Defense; $15.1 million for litigation settlement estimates primarily related to former FHC subsidiaries; $12.6 million for the loss on sale of the United Kingdom operations; $16.1 million for loss contract accruals, including $10.1 million related to the Company's health plans in Texas, Louisiana and Oklahoma; $7.7 million related to contract termination costs; $8.2 million in other receivables; and $11.2 million of other costs.

    These costs were shown as other costs on the Company's consolidated statement of operations because of their unusual nature. If not for their unusual nature, approximately $53.8 million of these costs would have been recorded as health plan services, $35.0 million as selling, general and administrative and $17.2 million as government health care services.

GEM COSTS

    The Company established a premium deficiency of $57.5 million related to the Company's Gem Insurance Company ("Gem") during the year ended December 31, 1997. During the quarter ended June 30, 1997, the Company had reached a definitive agreement regarding a reinsurance transaction with The Centennial Life Insurance Company ("Centennial"). Pursuant to this agreement, Centennial was to reinsure and manage Gem's accident and health, life and annuity policies in exchange for a reinsurance premium. The cost of the reinsurance along with the write-down of certain Gem assets that were not recoverable based on the terms of the agreement totaled $57.5 million. The transaction was not ultimately consummated due to the unanticipated failure to satisfy certain closing conditions, including the failure to

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 14--MERGER, RESTRUCTURING AND OTHER COSTS AND GEM COSTS (CONTINUED) receive certain regulatory approvals. Gem established a reserve for the estimated premium deficiency related to these policies. As of December 31, 1997, $14.0 million remained in this reserve which is expected to be adequate to cover future premium deficiencies.

1996 COSTS

    During the quarter ended December 31, 1996, the Company recorded restructuring costs of $27.4 million which included $5.4 million of executive and other involuntary severance costs, $17.4 million of software, hardware and other asset impairment costs, and $4.6 million of facilities consolidation costs (the "December 1996 Plan"). As stated above under "1997 Costs," $2.7 million in reductions to the December 1996 Plan were recorded during the quarter ended December 31, 1997 as a result of the Company's determination to continue to operate certain facilities originally identified for lease termination. Of the $27.4 million in restructuring costs recorded during the year ended December 31, 1996, $7.3 million has been paid and $17.4 million represented noncash write-offs as of December 31, 1997.

    The Company also recorded $16.7 million of other costs in the quarter ended December 31, 1996 including loss contract accruals related to governmental employer groups in the Company's non-California markets, consulting and other costs. If not for their unusual nature, approximately $8.5 million of these costs would have been recorded as health plan services and $8.2 million as selling, general and administrative expenses.

1995 COSTS

    In connection with the Company's terminated merger agreement with Wellpoint Health Networks, Inc. and Blue Cross of California announced December 28, 1995, the Company incurred restructuring and merger-related costs of $20.2 million during the year ended December 31, 1995. Such costs included $8.0 million of legal, accounting and consulting fees, as well as severance related costs of $12.2 million resulting from agreements with certain key executives in contemplation of the proposed merger.

NOTE 15--DISCONTINUED OPERATIONS

    Discontinued operations include the Company's workers' compensation insurance and physician practice management segments. The loss on the sale of discontinued operations, net of $18.2 million of taxes, of $88.8 million for the year ended December 31, 1997 includes an estimated loss to be incurred when the workers' compensation insurance segment is sold of approximately $99 million, and an offsetting credit of $10.2 million related to the sale of the Company's physician practice management segment.

WORKERS' COMPENSATION INSURANCE COMPANIES

    The Company revised its strategy of maintaining a presence in the workers' compensation insurance business. As a result of this decision, the Company adopted a plan to completely discontinue this segment of its business through divestiture of its workers' compensation insurance subsidiaries. The Company is currently in negotiation for the sale of the business. As a result, the Company is reporting its workers' compensation insurance segment as discontinued operations for each year presented in the consolidated financial statements and related footnotes.

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 15--DISCONTINUED OPERATIONS (CONTINUED)
    The following sets forth the summarized balance sheet and results of operations for the workers' compensation insurance companies to be sold as of December 31, 1997 and 1996, and for each of the three years ended December 31 (in thousands):

                                                                                            1997          1996
                                                                                        ------------  ------------
Assets:
  Cash and investments................................................................  $    723,350  $    713,668
  Premiums and reinsurance receivables................................................       305,985       224,354
  Other assets........................................................................       231,000       142,288
                                                                                        ------------  ------------
    Total assets......................................................................     1,260,335     1,080,310
                                                                                        ------------  ------------
Liabilities:
  Reserves for claims.................................................................       728,421       590,584
  Note payable to Parent..............................................................       122,621       129,157
  Other liabilities...................................................................       149,773        83,123
                                                                                        ------------  ------------
    Total liabilities.................................................................     1,000,815       802,864
                                                                                        ------------  ------------
Net assets............................................................................       259,520       277,446

Amounts to reconcile to net assets from discontinued operations:
  Elimination of net notes payable to Parent and other net receivables from Parent and
    subsidiaries......................................................................       107,193       104,126
  Loss on disposition.................................................................       (99,000)
                                                                                        ------------  ------------
Net assets of discontinued operations.................................................  $    267,713  $    381,572
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Revenues
  Premiums...................................................................  $  511,268  $  480,830  $  390,973
  Investment and other income................................................      49,675      37,844      26,147
                                                                               ----------  ----------  ----------
    Total revenues...........................................................     560,943     518,674     417,120
                                                                               ----------  ----------  ----------
Expenses
  Losses and loss adjustment.................................................     443,204     381,898     246,857
  Other underwriting.........................................................     161,114     105,873      94,924
  Interest...................................................................       9,107       4,330
  Other......................................................................      10,673       3,202       2,810
                                                                               ----------  ----------  ----------
    Total expenses...........................................................     624,098     495,303     344,591
                                                                               ----------  ----------  ----------
Income (loss) before income taxes............................................     (63,155)     23,371      72,529
Income tax provision (benefit)...............................................     (32,746)      1,197      20,591
                                                                               ----------  ----------  ----------
Income (loss) from discontinued operations...................................  $  (30,409) $   22,174  $   51,938
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    Cash and investments at December 31, 1997 consist primarily of the following based on market values: U.S. government and agencies of 6%, obligations of states and other political subdivisions of 80%, and cash and cash equivalents of 14%. The cost and market value of cash and investments at December 31, 1997 are $716 million and $723 million, respectively, and $711 million and $714 million at December 31,

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 15--DISCONTINUED OPERATIONS (CONTINUED)
1996. Investment income includes realized gains on sale of investments of $44 million, $31 million and $25 million for the year ended December 31, 1997, 1996 and 1995, respectively.

    The workers' compensation insurance subsidiaries limit their exposure by reinsuring certain levels of risk with other insurers. In the event that all or any of the reinsuring companies might be unable to meet their obligations under the reinsurance agreement, the workers' compensation insurance companies would be liable for such obligations. The workers' compensation insurance companies regularly evaluate the financial condition of their reinsurers. Based on this evaluation, management believes the reinsurers are creditworthy and that any potential losses on these agreements will not have a material impact on the Company's consolidated financial statements. At December 31, 1997 and 1996, reinsurance receivable balances on ceded reserves and paid losses totaled $221.2 million and $136.1 million, respectively.

    The effect of reinsurance on workers' compensation insurance companies premiums written, premiums earned and losses incurred for the three years ended December 31, 1997 is summarized as follows:

                                                                              PREMIUMS     PREMIUMS      LOSSES
                                                                               WRITTEN      EARNED      INCURRED
                                                                             -----------  -----------  -----------
Year Ended December 31, 1997
  Direct...................................................................  $   647,427  $   652,706  $   593,192
  Assumed..................................................................       13,006       11,202        8,496
  Ceded....................................................................     (141,981)    (152,640)    (158,484)
                                                                             -----------  -----------  -----------
      Net..................................................................  $   518,452  $   511,268  $   443,204
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Year Ended December 31, 1996
  Direct...................................................................  $   619,462  $   607,089  $   461,312
  Assumed..................................................................       12,945       12,775        7,221
  Ceded....................................................................     (150,228)    (139,034)     (86,635)
                                                                             -----------  -----------  -----------
      Net..................................................................  $   482,179  $   480,830  $   381,898
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Year Ended December 31, 1995
  Direct...................................................................  $   408,737  $   402,633  $   252,151
  Assumed..................................................................       11,041       11,041        3,585
  Ceded....................................................................      (22,701)     (22,701)      (8,879)
                                                                             -----------  -----------  -----------
      Net                                                                    $   397,077  $   390,973  $   246,857
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 15--DISCONTINUED OPERATIONS (CONTINUED)
    Activity in the reserves for losses and loss adjustment expenses related to the workers' compensation insurance companies, for the years ended December 31, 1997 and 1996 are summarized as follows (in thousands):

                                                                                             1997         1996
                                                                                          -----------  -----------
Beginning balance.......................................................................  $   590,584  $   443,370
Less-ceded losses and loss adjustment expense reserves..................................     (121,326)     (76,309)
                                                                                          -----------  -----------
Net beginning balance...................................................................      469,258      367,061
                                                                                          -----------  -----------
Incurred related to:
  Current calendar year.................................................................      367,825      361,533
  Prior calendar years..................................................................       75,379       20,365
                                                                                          -----------  -----------
    Total incurred......................................................................      443,204      381,898
                                                                                          -----------  -----------
Paid related to:
  Current calendar year.................................................................     (135,056)    (106,540)
  Prior calendar years..................................................................     (255,856)    (173,161)
                                                                                          -----------  -----------
    Total paid..........................................................................     (390,912)    (279,701)
                                                                                          -----------  -----------
Net ending balance......................................................................      521,550      469,258
Plus-ceded losses and loss adjustment expense reserves..................................      206,871      121,326
                                                                                          -----------  -----------
Ending balance..........................................................................  $   728,421  $   590,584
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    The workers' compensation insurance companies results of operations include certain transactions with the Company's continuing operations subsidiaries which have not been eliminated from the Company's consolidated statement of operations. Such transactions include the following amounts recorded by the workers' compensation insurance companies for the years ended December 31, 1997, 1996 and 1995: interest expense related to the note payable to Parent of $8.3 million, $4.3 million and $0, respectively; and other underwriting expenses related to services provided primarily by the Company's bill review services subsidiary of $14.5 million, $10.1 million and $5.6 million, respectively.

PHYSICIAN PRACTICE MANAGEMENT COMPANIES

    During 1995 and 1996, changes were occurring in the physician practice management industry which led the Company to adopt a plan to completely discontinue the operations of the Medical Practices. In connection with this changed environment and with its plan to discontinue this segment, the following transactions were entered into with FPA and certain of its affiliated entities, none of which are affiliated with the Company.

    On June 28, 1996, the Company and the sole shareholder of the Medical Practices executed a Stock and Note Purchase Agreement whereby the Company sold all the outstanding stock of its management services organization and the sole shareholder sold all of the outstanding stock of the holding company for the Medical Practices to FPA. The aggregate consideration consisted of $2 million cash, $75 million of FPA common stock, $22 million bridge note receivable and $104 million of Medical Practices' notes payable to the Company assumed by FPA. At December 31, 1996, the $75 million of FPA common stock was included in investments available for sale and the $126 million of notes receivable was included in other current

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 15--DISCONTINUED OPERATIONS (CONTINUED) assets. During the year ended December 31, 1997, the FPA common stock was sold and the notes receivable were repaid by FPA.

    The transaction was consummated in November 1996 and the Company recognized a gain on sale of $20.3 million, net of $17.6 million of taxes, during the quarter ended December 31, 1996. During the year ended December 31, 1997, the Company recognized an additional $10.1 million gain on sale, net of $2.8 million of taxes, based on the final settlement of certain contractual provisions related to the disposition of the Medical Practices.

    During January and June of 1996, the Company completed the sale of its affiliated independent practice associations ("IPAs") in California, Florida and Arizona to FPA for total consideration of $30 million in cash and notes. Gains of $10.8 million were recognized by the Company during the year ended December 31, 1996 and are included in income from discontinued operations.

    As part of these transactions, the Company's affiliated health plans entered into 30-year provider agreements with the IPAs and Medical Practices to ensure that the Company's enrollees have continued and uninterrupted access to the providers of the IPAs and Medical Practices. At December 31, 1997 and 1996, obligations under these agreements of $7.7 million and $33.8 million, respectively, are included in other current liabilities.

    The following sets forth the summarized results of operations for the Medical Practices for the year ended December 31, 1995 and the eleven months ended November 30, 1996, (in thousands):

                                                                                        11 MONTHS     YEAR ENDED
                                                                                       NOVEMBER 30,  DECEMBER 31,
                                                                                           1996          1995
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)   (UNAUDITED)
Revenues
  Premiums from affiliates...........................................................   $  129,488    $  100,015
  Other..............................................................................       23,963        31,745
                                                                                       ------------  ------------
    Total revenues...................................................................      153,451       131,760
                                                                                       ------------  ------------
Expenses
  Health care services...............................................................      208,336       184,485
  Interest to Parent.................................................................       10,830        10,038
  Other..............................................................................       11,334        13,408
                                                                                       ------------  ------------
    Total expenses...................................................................      230,500       207,931
                                                                                       ------------  ------------
Loss before income taxes.............................................................      (77,049)      (76,171)
Income tax benefit...................................................................      (32,359)      (29,511)
                                                                                       ------------  ------------
Loss from Medical Practices..........................................................      (44,690)      (46,660)
Deferral of losses subsequent to Measurement Date....................................       36,800        --
Gain (loss) on sale of independent practice associations.............................       10,800        (2,250)
                                                                                       ------------  ------------
Income (loss) from discontinued operations...........................................   $    2,910    $  (48,910)
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    The Medical Practices' results of operations include certain transactions with the Company's continuing operations subsidiaries which have not been eliminated from the Company's consolidated statement of

                        FOUNDATION HEALTH SYSTEMS, INC.

NOTE 15--DISCONTINUED OPERATIONS (CONTINUED) operations. Such transactions include the following amounts recorded by the Medical Practices' for the eleven months ended November 30, 1996 and the year ended December 31, 1995: premiums received from certain of the Company's health plans of $129.5 million and $100.0 million, respectively; and interest expense related to a note payable to Parent of $10.8 and $10.0 million, respectively.

NOTE 16--QUARTERLY INFORMATION (UNAUDITED)

    The following restated interim financial information presents the 1997 and 1996 results of operations on a quarterly basis (in thousands, except per share data) (see Note 1):

                                                                               QUARTER ENDED
                                                           ------------------------------------------------------
                                                             MARCH 31      JUNE 30     SEPTEMBER 30  DECEMBER 31
                                                           ------------  ------------  ------------  ------------
1997:
Total revenues...........................................  $  1,770,019  $  1,773,422   $1,793,379    $1,898,199
Income (loss) from continuing operations before income
  taxes..................................................        78,683      (313,108)      97,081        48,096
Income (loss) from continuing operations.................        47,624      (205,792)      59,803        30,535
Net income (loss)........................................        58,481      (200,128)      68,901      (114,338)

BASIC EARNINGS (LOSS) PER SHARE
  Continuing operations..................................          0.38         (1.64)        0.49          0.25
  Net....................................................          0.47         (1.60)        0.57         (0.94)

DILUTED EARNINGS (LOSS) PER SHARE
  Continuing operations..................................          0.38         (1.64)        0.49          0.25
  Net....................................................          0.47         (1.60)        0.57         (0.94)

                                                                               QUARTER ENDED
                                                           ------------------------------------------------------
                                                             MARCH 31      JUNE 30     SEPTEMBER 30  DECEMBER 31
                                                           ------------  ------------  ------------  ------------
1996:
Total revenues...........................................  $  1,544,992  $  1,712,207   $1,729,287    $1,722,754
Income (loss) from continuing operations before income
  taxes..................................................        82,701        67,456       70,321      (167,524)
Income (loss) from continuing operations.................        51,105        44,234       40,701       (97,210)
Net income (loss)........................................        62,277        66,488       57,518      (102,052)

BASIC EARNINGS (LOSS) PER SHARE
  Continuing operations..................................          0.42          0.35         0.33         (0.78)
  Net....................................................          0.51          0.53         0.46         (0.82)

DILUTED EARNINGS (LOSS) PER SHARE
  Continuing operations..................................          0.41          0.35         0.33         (0.78)
  Net....................................................          0.50          0.53         0.46         (0.82)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1997. Such information is incorporated herein by reference and made a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1997. Such information is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1997. Such information is incorporated herein by reference and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1997. Such information is incorporated herein by reference and made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

1. FINANCIAL STATEMENTS

    The following consolidated financial statements are included in this Annual Report on Form 10-K:

       Report of Deloitte & Touche LLP

       Consolidated balance sheets at December 31, 1997 and 1996

       Consolidated statements of operations for each of the three years in the period ended December 31, 1997

       Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 1997

       Consolidated statements of cash flows for each of the three years in the period ended December 31, 1997.

       Notes to consolidated financial statements

2. FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedules are filed as a part of this Annual Report on Form 10-K:

    Schedule I--Condensed Financial Information of The Company

    Section 403.04B Schedule--Reconciliation of Beginning and Ending Loss and Loss Adjustment Expense

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

      2.3  Amendment No. 1 to Agreement and Plan of Merger, dated October 20, 1997, by and among the Company, PHS Acquisition Corp. and Physicians Health Services, Inc.
             (filed as Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1997, which is incorporated by reference herein).

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

    *10.1  Employment Agreement, dated August 28, 1993, by and among QualMed, Inc., HN
             Management Holdings, Inc. and Malik M. Hasan, M.D. (filed as Exhibit 10.18 to the Company's Registration Statements on Forms S-1 and S-4 (File nos.
             33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    *10.2  Employment Agreement, dated August 28, 1993, by and among QualMed, Inc., HN
             Management Holdings, Inc. and Dale T. Berkbigler, M.D. (filed as Exhibit
             10.20 to the Company's Registration Statements on Forms S-1 and S-4 (File
             nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    *10.3  Severance Payment Agreement, dated as of April 25, 1994, among the Company,
             Health Net and James J. Wilk (filed as Exhibit 10.9 to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    *10.4  Severance Payment Agreement dated March 31, 1997 between the Company and Health
             Net and James J. Wilk (filed as Exhibit 10.4 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

    *10.5  Severance Payment Agreement, dated as of April 25, 1994, among the Company,
             QualMed, Inc. and B. Curtis Westen (filed as Exhibit 10.10 to the Company's
             Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    *10.6  Letter Agreement dated April 23, 1997 between B. Curtis Westen and the Company
             (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1997, which is incorporated by reference herein).

    *10.7  Amendment No. 1 to Employment Agreement dated as of April 25, 1994, by and among the Company, QualMed, Inc. and Malik Hasan, M.D. (filed as Exhibit
             10.16 to the Company's Annual Report on Form 10-K for the year ended December
             31, 1994, which is incorporated by reference herein).

    *10.8  Amended and Restated Employment Agreement, dated March 10, 1997, by and between the Company and Malik M. Hasan, M.D. (Filed as Exhibit 10.3 to the Company's
             Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated by reference herein).

    *10.9  Amendment No. 1 to Employment Agreement dated as of April 27, 1994, by and among the Company, QualMed, Inc. and Dale T. Berkbigler, M.D. (filed as
             Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1994, which is incorporated by reference herein).

    10.10  Office Lease, dated as of January 1, 1992, by and between Warner Properties III and Health Net (filed as Exhibit 10.23 to the Company's Registration
             Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01,
             respectively) which is incorporated by reference herein).

   *10.11  The Company's Second Amended and Restated 1991 Stock Option Plan (filed as
             Exhibit 10.30 to Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

   *10.12  The Company's Second Amended and Restated Non-Employee Director Stock Option
             Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No.
             33-86524) which is incorporated by reference herein).

   *10.13  The Company's Employee Stock Purchase Plan (filed as Exhibit 10.33 to the
             Company's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892
             and 33-72892-01, respectively) which is incorporated by reference herein).

   *10.14  The Company's Performance-Based Annual Bonus Plan (filed as Exhibit 10.35 to
             Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

   *10.15  Deferred Compensation Agreement dated as of March 3, 1995, by and among Malik
             M. Hasan, M.D., the Company and the Compensation and Stock Option Committee
             of the Board of Directors of the Company (filed as Exhibit 10.31 to the
             Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

   *10.16  Trust Agreement for Deferred Compensation Arrangement for Malik M. Hasan, M.D.,
             dated as of March 3, 1995, by and between the Company and Norwest Bank
             Colorado N.A. (filed as Exhibit 10.32 to the Company's Annual Report on Form
             10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    10.17  Registration Rights Agreement dated as of March 2, 1995 between the Company and the Foundation (filed as Exhibit No. 28.2 to the Company's Current Report on
             Form 8-K dated March 2, 1995, which is incorporated by reference herein).

   *10.18  The Company's 1995 Stock Appreciation Right Plan (filed as Exhibit 10.12 to the
             Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
             1995, which is incorporated by reference herein).

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

    10.24  Guarantee Agreement dated July 8, 1997 between the Company and First Security
             Bank, National Association (filed as Exhibit 10.24 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated by reference herein).

   *10.25  Employment Letter Agreement dated May 28, 1996 between Michael D. Pugh and
             QualMed, Inc. (filed as Exhibit 10.35 to the Company's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1996, which is incorporated by reference herein).

   *10.26  Employment Letter Agreement dated June 4, 1996 between Arthur M. Southam and the Company and Health Net (filed as Exhibit 10.36 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated by reference herein).

   *10.27  Employment Letter Agreement dated July 3, 1996 between Jay M. Gellert and the
             Company (filed as Exhibit 10.37 to the Company's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1996, which is incorporated by reference herein).

   *10.28  Employment Letter Agreement dated September 30, 1996 between Douglas C. Werner and the Company (filed as Exhibit 10.38 to the Company's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1996, which is incorporated by reference herein).

   *10.29  Rights Agreement dated as of June 1, 1996 by and between the Company and Harris
             Trust and Savings Bank, as Rights Agent (filed as Exhibit 99.1 to the
             Company's Registration Statement on Form 8-A (File No. 001-12718) which is incorporated by reference herein).

   *10.30  First Amendment to the Rights Agreement dated as of October 1, 1996, by and between the Company and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated by reference herein).

   *10.31  Amended and Restated Employment Agreement, dated December 16, 1996, by and among the Company, Foundation Health Corporation and Daniel D. Crowley (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4 (File No.
             333-19273), which is incorporated by reference herein).

   *10.32  Employment Agreement Termination Agreement, dated as of May 1, 1997, by and between Daniel D. Crowley, the Company and FHC (filed as Exhibit 10.32 to the
             Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

   *10.33  Amended and Restated Employment Agreement, dated December 16, 1996, by and among the Company, Foundation Health Corporation and Kirk A. Benson (filed as
             Exhibit 10.2 to the Company's Registration Statement on Form S-4 (File No.
             333-19273), which is incorporated by reference herein).

   *10.34  Amended and Restated Employment Agreement, dated December 16, 1996, by and among the Company, Foundation Health Corporation and Jeffrey L. Elder (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-4 (File No.
             333-19273), which is incorporated by reference herein).

   *10.35  Amended and Restated Employment Agreement, dated December 16, 1996, by and among the Company, Foundation Health Corporation and Allen J. Marabito (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-4 (File No.
             333-19273), which is incorporated by reference herein).

   *10.36  Consulting Agreement, dated as of May 1, 1997, between the Company, FHC and
             Allen J. Marabito, (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

   *10.37  Foundation Health Corporation Employee Stock Purchase Plan (filed as Exhibit
             4.3 to the Company's Registration Statement on Form S-8 (File No. 333-24621),
             which is incorporated by reference herein).

   *10.38  Foundation Health Corporation Profit Sharing and 401(k) Plan (Amended and
             Restated effective January 1, 1994) (filed as Exhibit 4.4 to the Company's
             Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

   *10.39  1990 Stock Option Plan of Foundation Health Corporation (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-24621),
             which is incorporated by reference herein).

   *10.40  1992 Nonstatutory Stock Option Plan of Foundation Health Corporation (filed as
             Exhibit 4.6 to the Company's Registration Statement on Form S-8 (File No.
             333-24621), which is incorporated by reference herein).

   *10.41  1989 Stock Plan of Business Insurance Corporation (as Amended and Restated
             Effective September 22, 1992) (filed as Exhibit 4.7 to the Company's
             Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

   *10.42  Managed Health Network, Inc. Incentive Stock Option Plan (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-24621),
             which is incorporated by reference herein).

   *10.43  Managed Health Network, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.9 to the Company's Registration Statement on Form S-8 (File No.
             333-24621), which is incorporated by reference herein).

   *10.44  1993 Nonstatutory Stock Option Plan of Foundation Health Corporation (as
             amended and restated September 7, 1995) (filed as Exhibit 4.10 to the
             Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

   *10.45  FHC Directors Retirement Plan (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1994 filed with the Commission on September 24, 1994, which is incorporated by reference herein).

   *10.46  Foundation Health Systems, Inc. 1997 Stock Option Plan (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
             1997, which is incorporated by reference herein).

   *10.47  Foundation Health Systems, Inc. Third Amended and Restated Non-Employee
             Director Stock Option Plan (filed as Exhibit 10.46 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

   *10.48  Foundation Health Systems, Inc. Employee Stock Purchase Plan (filed as Exhibit
             10.47 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1997, which is incorporated by reference herein).

   *10.49  Foundation Health Systems, Inc. Performance-Based Annual Bonus Plan (filed as
             Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

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

   *10.51  FHC's Deferred Compensation Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the
             Commission on September 27, 1995, which is incorporated by reference herein).

   *10.52  FHC's Supplemental Executive Retirement Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

   *10.53  FHC's Executive Retiree Medical Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the
             Commission on September 27, 1995, which is incorporated by reference herein).

    10.54  Agreement and Plan Reorganization dated January 9, 1996 by and between FHC and
             Managed Health Network, Inc. (filed as Annex 1 of Proxy Statement/Prospectus contained in FHC's Registration Statement on Form S-4 (File No. 333-00517),
             which is incorporated by reference herein).

    10.55  Stock and Note Purchase Agreement by and between FHC, Jonathan H., Schoff,
             M.D., FPA Medical Management, Inc., FPA Medical Management of California,
             Inc. and FPA Independent Practice Association dated as of June 28, 1996
             (filed as Exhibit 10.109 to FHC's Annual Report on Form 10-K for the year ended June 30, 1996, which is incorporated by reference herein).

    10.56  $300 Million Revolving Credit Agreement (the "FHC Credit Agreement") dated as of December 5, 1994, among FHC, as Borrower, Citicorp USA, Inc., as
             Administrative Agent, Wells Fargo Bank, N.A. and NationsBank of Texas, N.A.,
             as Co-Agents and Citicorp Securities, Inc., as Arranger, and the Other Banks
             and Financial Institutions Party thereto (filed as an Exhibit to FHC's quarterly report on Form 10-Q for the quarter ended December 31, 1994 filed with the Commission on February 14, 1994, which is incorporated by reference herein).

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

    10.62  $200 million Revolving Credit Agreement (the "FHC Revolving Credit Agreement")
             dated as of December 17, 1996 among FHC, the Lenders and Citibank, N.A., as
             Administrative Agent for the Lenders (filed as Exhibit 10.57 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

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

    10.68  Agreement and Plan of Merger dated as of July 28, 1994 between FHC and Thomas-
             Davis Medical Centers, P.C. (filed as an exhibit to FHC's Current Report on
             Form 8-K filed with the Commission on August 9, 1994, which is incorporated by reference herein).

  *+10.69  Amended Letter Agreement between the Company and Jay M. Gellert dated as of
             August 22, 1997, a copy of which is filed herewith.

   +10.70  Form of Credit Facility Commitment Letter, dated March 27, 1998, between the
             Company and the Majority Banks (as defined therein), a copy of which is filed herewith.

  *+10.71  Employment Letter Agreement between the Company and Dale Terrell dated December
             31, 1997, a copy of which is filed herewith.

  *+10.72  Employment Letter Agreement between the Company and Steven P. Erwin dated March
             11, 1998, a copy of which is filed herewith.

  *+10.73  Employment Agreement, dated as of December 31, 1997, between the Company and
             Maurice Costa, or copy of which is filed herewith.

  *+10.74  Employment Agreement, dated as of December 31, 1997, between the Company and
             Robert L. Natt, a copy of which is filed herewith.

  *+10.75  Employment Letter Agreement, dated October 10, 1997, between the Company and
             Alex Labak, a copy of which is filed herewith.

   *10.76  Employment Letter, dated June 9, 1995, between Philip Katz, Ph.D. and Health
             Net (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for
             the year ended December 31, 1995, which is incorporated by reference herein).

    +11.1  Statement relative to computation of per share earnings of the Company
             (included in the notes to the Financial Statements contained in this Annual
             Report on Form 10-K).

    +21.1  Subsidiaries of the Company, a copy which is filed herewith.

    +23.1  Consent of Deloitte & Touche LLP, a copy of which is filed herewith.

    +27.1  Financial Data Schedule for 1997, 1996 and 1995 Annual Data, a copy of which has been filed with the EDGAR version of this filing.

    +27.2  Financial Data Schedule for 1997 Quarterly Data, a copy of which has been filed with the EDGAR version of this filing.

    +27.3  Financial Data Schedule for 1996 Quarterly Data, a copy of which has been filed with the EDGAR version of this filing.

------------------------

* Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

+   A copy of the exhibit is being filed with this Annual Report on Form 10-K.

    (b) Reports on Form 8-K

        The following Current Reports on Form 8-K were filed by the Company during the quarterly period ended December 31, 1997:

       1. A Current Report on Form 8-K dated October 23, 1997 announcing the Company's completion of its acquisition of PACC HMO and PACC Health Plan (together, "PACC") and the merger of PACC with the Company's existing HMO in Oregon.

       2. A Current Report on Form 8-K dated December 31, 1997 announcing (i) the Company's acquisition of Physicians Health Services, Inc. ("PHS") effective December 31, 1997 pursuant to an Agreement and Plan of Merger dated as of May 8, 1997, by and between the Company, PHS Acquisition Corp., a wholly-owned subsidiary of the Company, and PHS; and (ii) that the Company had purchased additional subordinated debentures of FOHP, Inc. ("FOHP"), and that the Company had recently converted approximately $70 million in principal amount of subordinated convertible debentures into approximately 98% of the outstanding equity of FOHP.

        No other Current Reports on Form 8-K were filed by the Company during the quarterly period ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on March 30, 1998.

                                FOUNDATION HEALTH SYSTEMS, INC.

                                By:           /s/ MALIK M. HASAN, M.D.
                                     -----------------------------------------
                                                Malik M. Hasan, M.D.
                                       CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                         CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                                 EXECUTIVE OFFICER)

                                By:             /s/ STEVEN P. ERWIN
                                     -----------------------------------------
                                                  Steven P. Erwin
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL ACCOUNTING AND FINANCIAL
                                                      OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 30, 1998.

          SIGNATURE                       TITLE
------------------------------  --------------------------

    /s/ J. THOMAS BOUCHARD
------------------------------           Director
      J. Thomas Bouchard

  /s/ GOV. GEORGE DEUKMEJIAN
------------------------------           Director
    Gov. George Deukmejian

     /s/ THOMAS T. FARLEY
------------------------------           Director
       Thomas T. Farley

      /s/ PATRICK FOLEY
------------------------------           Director
        Patrick Foley

  /s/ ADMIRAL EARL B. FOWLER
------------------------------           Director
    Admiral Earl B. Fowler

          SIGNATURE                       TITLE
------------------------------  --------------------------

     /s/ ROGER F. GREAVES
------------------------------           Director
       Roger F. Greaves

   /s/ RICHARD W. HANSELMAN
------------------------------           Director
     Richard W. Hanselman

   /s/ MALIK M. HASAN, M.D.     Director, Chairman of the
------------------------------    Board of Directors and
     Malik M. Hasan, M.D.         Chief Executive Officer

  /s/ RICHARD J. STEGEMEIER
------------------------------           Director
    Richard J. Stegemeier

    /s/ RAYMOND S. TROUBH
------------------------------           Director
      Raymond S. Troubh

                            SUPPLEMENTAL SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        FOUNDATION HEALTH SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                               DECEMBER 31
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
                                                      ASSETS

Current assets:
  Cash and cash equivalents...........................................................   $   16,740    $    9,460
  Investments available for sale......................................................        9,007        24,130
  Other assets........................................................................       46,902        23,197
  Due from subsidiaries...............................................................      473,431
  Net assets of discontinued operations...............................................      267,713       381,572
                                                                                        ------------  ------------
Total current assets..................................................................      813,793       438,359
Property and equipment, net...........................................................       22,895         3,515
Goodwill and other intangible assets, net.............................................      559,368       203,309
Investment in subsidiaries............................................................      829,822       998,313
Other assets..........................................................................       70,342           358
                                                                                        ------------  ------------
    Total assets......................................................................   $2,296,220    $1,643,854
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Due to subsidiaries.................................................................   $   73,283    $  106,907
  Other current liabilities...........................................................       35,907         9,984
                                                                                        ------------  ------------
    Total current liabilities.........................................................      109,190       116,891
Notes payable.........................................................................    1,287,500       342,373
Other liabilities.....................................................................        3,556         1,179
                                                                                        ------------  ------------
    Total liabilities.................................................................    1,400,246       460,443
                                                                                        ------------  ------------
Stockholders' equity:
  Common stock and additional paid-in capital.........................................      628,735       721,610
  Common stock held in treasury, at cost..............................................      (95,831)      (98,878)
  Retained earnings...................................................................      370,394       557,478
  Unrealized investment gains (losses), net of taxes..................................       (7,324)        3,201
                                                                                        ------------  ------------
    Total stockholders' equity........................................................      895,974     1,183,411
                                                                                        ------------  ------------
      Total liabilities and stockholders' equity......................................   $2,296,220    $1,643,854
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                             See accompanying notes

                            SUPPLEMENTAL SCHEDULE I

                        FOUNDATION HEALTH SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31
                                                                               -----------------------------------
                                                                                  1997         1996        1995
                                                                               -----------  ----------  ----------
Investment and other income..................................................  $     6,485  $    5,171  $    2,966

Expenses:
  General and administrative.................................................       17,288      11,879       4,811
  Amortization and depreciation..............................................        8,526       7,217       1,899
  Interest...................................................................       42,118      22,063      13,234
  Merger, restructuring and other costs......................................       42,189       2,500      20,164
                                                                               -----------  ----------  ----------
                                                                                   110,121      43,659      40,108
                                                                               -----------  ----------  ----------

Loss from continuing operations before income taxes and equity in net income
  of subsidiaries............................................................     (103,636)    (38,488)    (37,142)
Income tax benefit...........................................................       39,533      11,861      14,596
Equity in net income of subsidiaries.........................................       (3,727)     65,457     211,697
                                                                               -----------  ----------  ----------

Loss from continuing operations..............................................      (67,830)     38,830     189,151
Discontinued operations:
  Income (loss) from operations, net of tax..................................      (30,409)     25,084       3,028
  Gain (loss) on disposition, net of tax.....................................      (88,845)     20,317
                                                                               -----------  ----------  ----------
    Net income (loss)........................................................  $  (187,084) $   84,231  $  192,179
                                                                               -----------  ----------  ----------
                                                                               -----------  ----------  ----------

                             See accompanying notes

                            SUPPLEMENTAL SCHEDULE I

                        FOUNDATION HEALTH SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES...................................  $  (521,154) $    11,091  $  (112,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales or maturity of investments available for sale......................       11,400
  Purchases of investments available for sale..............................         (309)     (20,160)     (15,574)
  Purchases of property and equipment, net.................................      (20,695)      (3,273)        (743)
  Other assets.............................................................     (130,755)      (2,941)
  Acquisition of businesses net of cash acquired...........................     (293,625)      (4,113)    (139,462)
                                                                             -----------  -----------  -----------
Net cash used by investing activities......................................     (433,984)     (30,487)    (155,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and employee stock plan
    purchases..............................................................       21,506       17,485        4,524
  Proceeds from sale of stock..............................................                    95,828
  Proceeds from issuance of notes payable..................................      946,000        9,000      310,000
  Principal payments on notes payable......................................         (873)
  Advances to repurchase common stock......................................                                (16,330)
  Redemption of common stock...............................................     (111,334)    (105,418)     (24,418)
  Cash dividends received from subsidiaries................................      140,994
  Capital contributions to subsidiaries....................................      (33,875)        (700)        (539)
                                                                             -----------  -----------  -----------
Net cash provided by financing activities..................................      962,418       16,195      273,237
                                                                             -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents.......................        7,280       (3,201)       4,643
Cash and cash equivalents, beginning of period.............................        9,460       12,661        8,018
                                                                             -----------  -----------  -----------
Cash and cash equivalents, end of period...................................  $    16,740  $     9,460  $    12,661
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                            SUPPLEMENTAL SCHEDULE I

                        FOUNDATION HEALTH SYSTEMS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. Parent company only financial statements should be read in conjunction with the Company's consolidated financial statements.

    Certain prior year amounts have been reclassified to conform with current year presentation.

2.  GUARANTEES

    Health Net, the Company's California health plan, has $18.8 million of long-term debt outstanding as of December 31, 1997 due to the California Wellness Foundation. Such debt was incurred in connection with the conversion of Health Net to for-profit status. In connection with the issuance of the original debt totaling $225 million, the Company has guaranteed the performance of Health Net under the debt agreements, including payment of all principal and interest.

                            SECTION 403.04B SCHEDULE
                        FOUNDATION HEALTH SYSTEMS, INC.
    RECONCILIATION OF BEGINNING AND ENDING LOSS AND LOSS ADJUSTMENT EXPENSE
         RESERVES AND EXHIBIT OF REDUNDANCIES (DEFICIENCIES)--UNAUDITED
                             (AMOUNTS IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------------------------
                                             1987       1988       1989       1990       1991       1992       1993       1994
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Liability for unpaid losses and loss
  adjustment expenses....................  $  53,170  $  55,089  $  76,296  $ 158,268  $ 206,993  $ 219,464  $ 268,191  $ 322,394
Paid (cumulative) as of:
  One year later.........................     14,186     11,649     20,541     59,110    103,361    106,693    115,189    129,284
  Two years later........................     21,998     20,780     36,151    106,334    167,932    191,397    184,304    204,245
  Three years later......................     27,849     28,389     44,665    130,826    211,087    233,537    214,676    243,210
  Four years later.......................     33,527     31,492     50,240    146,186    233,168    249,012    226,187
  Five years later.......................     35,630     34,015     53,896    154,514    241,693    252,921
  Six years later........................     37,448     35,975     56,301    161,152    244,308
  Seven years later......................     39,121     37,374     58,577    164,606
  Eight years later......................     40,346     38,970     59,858
  Nine years later.......................     41,854     39,780
  Ten years later........................     42,637
Liability re-estimated as of:
  One year later.........................     53,321     51,147     75,988    160,141    218,747    251,012    262,032    295,856
  Two years later........................     51,382     51,991     65,376    162,040    242,231    257,134    256,135    270,293
  Three years later......................     54,349     43,651     61,098    172,981    242,533    262,582    250,238    296,016
  Four years later.......................     47,241     41,513     66,135    172,269    245,877    268,031    254,791
  Five years later.......................     46,116     44,701     66,174    173,581    249,220    270,478
  Six years later........................     47,011     45,364     66,569    174,892    257,332
  Seven years later......................     47,928     45,452     66,963    175,053
  Eight years later......................     47,883     45,541     67,786
  Nine years later.......................     47,839     46,906
  Ten years later........................     49,371
Redundancy (deficiency)..................  $   3,799  $   8,183  $   8,510  ($ 16,785) ($ 50,339) ($ 51,014) $  13,400  $  26,378
Net reserve--end of period...............                                                                               $ 322,394
Reinsurance recoverable on unpaid losses and loss adjustment expenses.................................................     90,366
                                                                                                                        ---------
Gross reserve--end of period..........................................................................................    412,760
Net re-estimated reserve--end of period...............................................................................    296,016
Re-estimated reinsurance recoverable..................................................................................     91,848
                                                                                                                        ---------
Gross re-estimated reserve--end of period.............................................................................    387,864
                                                                                                                        ---------
Gross cumulative redundancy (deficiency)..............................................................................  $  24,896
                                                                                                                        ---------
                                                                                                                        ---------


                                             1995       1996       1997
                                           ---------  ---------  ---------
Liability for unpaid losses and loss
  adjustment expenses....................  $ 367,061  $ 469,258  $ 521,550
Paid (cumulative) as of:
  One year later.........................    173,161    255,856
  Two years later........................    288,885
  Three years later......................
  Four years later.......................
  Five years later.......................
  Six years later........................
  Seven years later......................
  Eight years later......................
  Nine years later.......................
  Ten years later........................
Liability re-estimated as of:
  One year later.........................    387,426    544,637
  Two years later........................    410,082
  Three years later......................
  Four years later.......................
  Five years later.......................
  Six years later........................
  Seven years later......................
  Eight years later......................
  Nine years later.......................
  Ten years later........................
Redundancy (deficiency)..................  ($ 43,021) ($ 75,379)
Net reserve--end of period...............  $ 367,061  $ 469,258  $ 521,550
Reinsurance recoverable on unpaid losses      76,309    121,326    206,871
                                           ---------  ---------  ---------
Gross reserve--end of period.............    443,370    590,584    728,421
                                                                 ---------
                                                                 ---------
Net re-estimated reserve--end of period..    410,082    544,637
Re-estimated reinsurance recoverable.....     83,202    134,668
                                           ---------  ---------
Gross re-estimated reserve--end of period    493,284    679,305
                                           ---------  ---------
Gross cumulative redundancy (deficiency).  ($ 49,914) ($ 88,721)
                                           ---------  ---------
                                           ---------  ---------

Note: The loss and loss adjustment expense reserves relate to the Company's discontinued workers' compensation insurance businesses.