Form 10-Q
period 1998-03-31
FOUNDATION HEALTH SYSTEMS INC
filed 1998-05-15
CIK 916085

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998
                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (818) 676-6978
               Registrant's telephone number, including area code

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

    As of May 11, 1998, 111,761,431 shares of Class A Common Stock, $.001 par value per share, were outstanding (exclusive of 3,194,374 shares held as treasury stock) and 10,297,642 shares of Class B Common Stock, $.001 par value per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FOUNDATION HEALTH SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----
PART I--FINANCIAL INFORMATION

Item 1--Financial Statements

  Condensed Consolidated Balance Sheets--March 31, 1998 and December 31,
    1997.................................................................   3

  Condensed Consolidated Statements of Operations for the First Quarter
    Ended March 31, 1998 and 1997........................................   4

  Condensed Consolidated Statements of Cash Flows for the First Quarter
    Ended March 31, 1998 and 1997........................................   5

  Notes to Condensed Consolidated Financial Statements...................   6

Item 2--Management's Discussion and Analysis of Financial Condition and
  Results of Operations..................................................   9

Item 3--Quantitative and Qualitative Disclosures About Market Risk.......  16

PART II--OTHER INFORMATION

Item 1--Legal Proceedings................................................  18

Item 2--Changes in Securities............................................  20

Item 3--Defaults Upon Senior Securities..................................  21

Item 4--Submission of Matters to a Vote of Security Holders..............  21

Item 5--Other Information................................................  21

Item 6--Exhibits and Reports on Form 8-K.................................  24

Signatures...............................................................  31

PART I--FINANCIAL INFORMATIONPART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        FOUNDATION HEALTH SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                                                     DECEMBER 31,
                                                                                                         1997
                                                                                        MARCH 31,    ------------
                                                                                           1998
                                                                                       ------------
                                                                                       (UNAUDITED)
ASSETS
  Cash and cash equivalents..........................................................  $    343,940   $  559,360
  Securities available for sale......................................................       603,498      553,001
  Premiums receivable, net...........................................................       243,469      224,383
  Amounts receivable under government contracts......................................       269,043      272,060
  Deferred taxes.....................................................................       205,930      213,695
  Reinsurance and other receivables..................................................       109,453      130,875
  Other assets.......................................................................       236,863      223,900
  Net assets of discontinued operations..............................................       299,181      267,713
                                                                                       ------------  ------------
    Total current assets.............................................................     2,311,377    2,444,987
  Securities held to maturity........................................................        13,821       12,885
  Property and equipment, net........................................................       435,070      427,149
  Goodwill and other intangible assets, net..........................................     1,039,387    1,044,727
  Other assets.......................................................................       147,231      146,602
                                                                                       ------------  ------------
    Total Assets.....................................................................  $  3,946,886   $4,076,350
                                                                                       ------------  ------------
                                                                                       ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Reserves for claims and other settlements..........................................  $    917,824   $  967,815
  Unearned premiums..................................................................       132,700      244,340
  Notes payable and capital leases...................................................         3,498        3,593
  Amounts payable under government contracts.........................................        95,912       78,441
  Accounts payable and other liabilities.............................................       392,505      470,483
                                                                                       ------------  ------------
    Total current liabilities........................................................     1,542,439    1,764,672
  Notes payable and capital leases...................................................     1,353,420    1,308,979
  Other liabilities..................................................................       123,625      106,725
                                                                                       ------------  ------------
    Total Liabilities................................................................     3,019,484    3,180,376

Stockholders' Equity:
  Common stock and additional paid-in capital........................................       630,120      628,735
  Retained earnings..................................................................       396,632      370,394
  Unrealized investment gains and (losses), net of taxes.............................        (3,519)      (7,324)
  Common stock held in treasury, at cost.............................................       (95,831)     (95,831)
                                                                                       ------------  ------------
    Total stockholders' equity.......................................................       927,402      895,974
                                                                                       ------------  ------------
    Total Liabilities and Stockholders' Equity.......................................  $  3,946,886   $4,076,350
                                                                                       ------------  ------------
                                                                                       ------------  ------------

            See Notes To Condensed Consolidated Financial Statements

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                           FIRST QUARTER ENDED
                                                                                                MARCH 31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
Revenues
  Health plan premiums................................................................  $  1,844,484  $  1,419,745
  Government contracts................................................................       213,627       246,034
  Specialty services..................................................................        91,113        78,030
  Investment and other income.........................................................        26,150        26,210
                                                                                        ------------  ------------
                                                                                           2,175,374     1,770,019
                                                                                        ------------  ------------
Expenses
  Health plan services................................................................     1,584,503     1,181,008
  Government health care services.....................................................       163,291       190,912
  Specialty services..................................................................        73,208        65,259
  Selling, general and administrative.................................................       258,408       214,535
  Amortization and depreciation.......................................................        30,841        24,684
  Interest............................................................................        21,861        14,938
                                                                                        ------------  ------------
                                                                                           2,132,112     1,691,336
                                                                                        ------------  ------------
Income from continuing operations before income taxes.................................        43,262        78,683
Income tax provision..................................................................        17,024        31,059
                                                                                        ------------  ------------
Income from continuing operations.....................................................        26,238        47,624
Income from discontinued operations...................................................            --        10,857
                                                                                        ------------  ------------
  Net income..........................................................................  $     26,238  $     58,481
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Basic earnings per share
  Continuing operations...............................................................  $       0.22  $       0.38
  Discontinued operations.............................................................            --          0.09
                                                                                        ------------  ------------
  Net.................................................................................  $       0.22  $       0.47
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Diluted earnings per share
  Continuing operations                                                                 $       0.22  $       0.38
  Discontinued operations                                                                         --          0.09
                                                                                        ------------  ------------
  Net.................................................................................  $       0.22  $       0.47
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average common and common stock equivalent shares outstanding:
  Basic...............................................................................       121,614       125,297
  Diluted.............................................................................       121,907       125,706

            See Notes To Condensed Consolidated Financial Statements

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                           FIRST QUARTER ENDED
                                                                                                MARCH 31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................................  $     26,238  $     58,481
  Adjustments to reconcile net income to net cash used for operating activities:
    Amortization and depreciation.....................................................        30,841        24,684
    Other changes in net assets of discontinued operations............................       (30,324)       (8,123)
    Other.............................................................................           939           203
  Change in assets and liabilities
    Premium receivable and unearned subscriber premiums...............................      (130,726)     (127,750)
    Other assets......................................................................        29,957       (32,363)
    Amounts receivable/payable under government contracts.............................        20,488       (22,905)
    Reserves for claims and other settlements.........................................       (49,991)       (9,454)
    Accounts payable and accrued liabilities..........................................       (85,520)       10,021
                                                                                        ------------  ------------
Net cash used for operating activities................................................      (188,098)     (107,206)
                                                                                        ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale or maturity of securities available for sale...................................       118,609       116,510
  Purchases of securities available for sale..........................................      (165,660)     (146,458)
  Maturity of securities held to maturity.............................................         1,500         1,550
  Purchases of securities held to maturity............................................        (1,052)       (2,264)
  Purchases of property and equipment.................................................       (26,450)      (18,630)
  Investment in other companies.......................................................            --       (12,566)
  Other...............................................................................            --          (904)
                                                                                        ------------  ------------
Net cash used for investing activities................................................       (73,053)      (62,762)
                                                                                        ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and employee stock purchases................         1,385         5,599
  Proceeds from issuance of notes payable and other financing arrangements............        45,000        74,766
  Repayment of debt and other non-current liabilities.................................          (654)         (706)
                                                                                        ------------  ------------
Net cash provided by financing activities.............................................        45,731        79,659
                                                                                        ------------  ------------
Net decrease in cash and cash equivalents.............................................      (215,420)      (90,309)
Cash and cash equivalents, beginning of period........................................       559,360       487,938
                                                                                        ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................................  $    343,940  $    397,629
                                                                                        ------------  ------------
                                                                                        ------------  ------------

            See Notes to Condensed Consolidated Financial Statements

                        FOUNDATION HEALTH SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--MERGER

    The current operations of Foundation Health Systems, Inc. (the "Company") are a result of the April 1, 1997 merger transaction (the "FHS Combination") involving Health Systems International, Inc. ("HSI") and Foundation Health Corporation ("FHC"). Pursuant to the FHS Combination, FH Acquisition Corp., a wholly owned subsidiary of HSI ("Merger Sub"), merged with and into FHC and FHC survived as a wholly-owned subsidiary of HSI, which changed its name to "Foundation Health Systems, Inc." and thereby became the Company. Pursuant to the Agreement and Plan of Merger (the "Merger Agreement") that evidenced the FHS Combination, FHC stockholders received 1.3 shares of the Company's Class A Common Stock for every share of FHC common stock held, resulting in the issuance of approximately 76.7 million shares of the Company's Class A Common Stock to FHC stockholders.

    The FHS Combination was accounted for as a pooling of interests for accounting and financial reporting purposes. The pooling of interests method of accounting is intended to present, as a single interest, two or more common stockholder interests which were previously independent and assumes that the combining companies have been merged from inception. Consequently, the Company's condensed consolidated financial statements have been prepared and/or restated as though HSI and FHC always had been combined.

NOTE 2--BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the interim periods presented. All adjustments presented in these condensed consolidated financial statements are of a normal recurring nature. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information please refer to the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.

NOTE 3--MERGER, RESTRUCTURING AND OTHER COSTS AND GEM COSTS

    Net restructuring costs of $149.4 million were recorded during the year ended December 31, 1997 related to the FHS combination and the restructuring of the Company's Eastern Division health plans. As of March 31, 1998, $40.9 million of the net restructuring charge is expected to require future outlays of cash and $68.4 million has been paid. In addition, $70.4 million of merger costs, $118.6 million of other costs and $57.5 million of premium deficiency costs of Gem Insurance Company were recorded during 1997.

NOTE 4--DISCONTINUED OPERATIONS

    The Company revised its strategy of maintaining a presence in the workers' compensation insurance business and thereby adopted a plan to discontinue this segment of its business through divestiture of its

                        FOUNDATION HEALTH SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 4--DISCONTINUED OPERATIONS (CONTINUED) workers' compensation insurance subsidiaries. As a result, the Company is reporting its workers' compensation insurance segment as discontinued operations for each period presented in the condensed consolidated financial statements. Consistent with the foregoing, on May 5, 1998 the Company entered into a definitive agreement to sell its workers' compensation insurance operations to Superior National Insurance Group, Inc. The transaction is expected to yield the Company approximately $290 million in cash net of tax considerations and the cost of reinsurance.

    The following sets forth the summarized balance sheet and results of operations for the workers' compensation insurance companies to be sold as of March 31, 1998 and December 31, 1997, and for the first quarters ended March 31, 1998 and 1997 (in thousands):

                                                                    MARCH 31,    DECEMBER 31,
                                                                       1998          1997
                                                                   ------------  ------------
Total assets.....................................................  $  1,246,253   $1,260,335
Total liabilities................................................       992,057    1,000,815
                                                                   ------------  ------------
Net assets.......................................................       254,196      259,520
Amounts to reconcile to net assets from discontinued operations:
  Elimination of net notes payable to Parent and other net
    receivables from Parent and subsidiaries.....................       139,804      107,193
  Loss on disposition............................................       (94,819)     (99,000)
                                                                   ------------  ------------
Net assets from discontinued operations..........................  $    299,181   $  267,713
                                                                   ------------  ------------
                                                                   ------------  ------------

                                                                         FIRST QUARTER ENDED
                                                                              MARCH 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Total revenues........................................................  $  149,979  $  132,225
Total expenses........................................................     159,555     118,949
                                                                        ----------  ----------
Income (loss) before income taxes.....................................      (9,576)     13,276
Provision (benefit) for income taxes..................................      (5,395)      2,419
                                                                        ----------  ----------
Net income (loss) from discontinued operations........................      (4,181)     10,857
Loss after measurement date anticipated in loss on disposition........       4,181          --
                                                                        ----------  ----------
Net income (loss) from discontinued operations........................  $       --  $   10,857
                                                                        ----------  ----------
                                                                        ----------  ----------

    The loss on disposition of $99 million recorded at December 31, 1997 included the anticipated results of operations through the disposal date and therefore the net loss of $4.2 million is not reflected on the Company's condensed consolidated statement of operations for the quarter ended March 31, 1998.

NOTE 5--COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." This standard requires that an enterprise report, by major components and as a single total, the change in

                        FOUNDATION HEALTH SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 5--COMPREHENSIVE INCOME (CONTINUED) its net assets during the period from non-owner sources which is defined as net income plus direct adjustments to stockholders' equity such as unrealized investment adjustments and pension liability adjustments. The Company's comprehensive income for the first quarter ended March 31 pursuant to such standard is as follows (in thousands):

                                                                           1998        1997
                                                                         ---------  ----------
Net Income.............................................................  $  26,238  $   58,481
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities not included in net income...      3,805     (15,737)
                                                                         ---------  ----------
Comprehensive Income...................................................  $  30,043  $   42,744
                                                                         ---------  ----------
                                                                         ---------  ----------

NOTE 6--EARNINGS PER SHARE

    Basic earnings per share excludes dilution and reflects income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (stock options) outstanding during the periods presented; no adjustment to income is required. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method.

NOTE 7--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers; and SFAS No. 132 "Employers Disclosures About Pensions and Other Postretirement Benefits", which revises and standardizes pension and other benefit plan disclosures. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. These statements are effective for fiscal years beginning after December 15, 1997. Accordingly, the Company plans to adopt these statements during the fourth quarter of 1998.

NOTE 8--PRIOR PERIOD RECLASSIFICATION

    Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CONSOLIDATED OPERATING RESULTS

    REVENUES AND HEALTH CARE COSTS

    The Company's revenues grew by $405.4 million or 22.9% for the quarter ended March 31, 1998 as compared to the same period in 1997. Growth in revenues for the quarter was due primarily to the acquisitions that occured in 1997, including Physicians Health Services Inc. ("PHS"), FOHP, Inc. ("FOHP"), PACC HMO, Inc. and PACC Health Plans, Inc. (collectively, "PACC") and the Advantage Health plans ("Advantage Health"), as well as growth in the Company's existing businesses. In particular, increase in premium rates in vitrually all markets and growth in Medicaid enrollment in California contributed to the increase in revenue. Specialty Services Division revenue increased by $13.1 million or 16.8% for the quarter ended March 31, 1998 as compared to the same period in 1997 primarily due to increased revenue from the Company's behavioral health plans, and bill review, cost containment and administrative services business. This increase was partially offset by lower Government Contract Division revenue which declined $32.4 million or 13.2% for the quarter ended March 31, 1998 as compared to the same period in 1997, a result of contract risk share provisions that reduce revenues when health care costs decline. Investment and other income was $26.2 million for the quarter ended March 31, 1998, unchanged from the same period in 1997.

    The Health Plan medical care ratio ("MCR") (medical costs as a percentage of revenue) for the quarter ended March 31, 1998 was 85.9% compared to 83.2% for the quarter ended March 31, 1997. The increase in the MCR was primarily due to higher pharmacy and Medicare benefit costs. This was partially offset by reduced costs as a percent of revenue in the Government Contract Division and Specialty Services Division.

    SELLING, GENERAL, AND ADMINISTRATIVE COSTS

    The Company's selling, general and administrative ("SG&A") expenses increased by $43.9 million or 20.5% for the quarter ended March 31, 1998 as compared to the same period in 1997. The increase in SG&A expenses is primarily due to additional SG&A expenses associated with the acquisitions that occurred in 1997. The administrative expense ratio (SG&A as a percentage of health plan and government contracts revenue) decreased slightly to 12.6% for the quarter ended March 31, 1998 from 12.9% for the same period in 1997.

    AMORTIZATION AND DEPRECIATION

    Amortization and depreciation expense increased by $6.2 million for the quarter ended March 31, 1998 as compared to the same period in 1997. This was primarily due to higher levels of intangible and fixed assets, a result of the acquisitions of companies that occurred in 1997.

    INTEREST EXPENSE

    Interest expense increased by $6.9 million for the quarter ended March 31, 1998 as compared to the same period during the prior year. The increase in interest expense was due to higher debt levels associated with the Company's revolving lines of credit. The additional borrowings were made for general corporate purposes as well as the purchase of PHS, FOHP, PACC and Advantage Health during 1997.

    INCOME TAX PROVISION

    The tax provision rate on income from continuing operations for the quarter ended March 31, 1998 of 39.4% declined slightly from the tax provision rate of 39.5% on income from continuing operations for the quarter ended March 31, 1997. The tax provision rate differs from the statutory federal rate of 35% due to state income taxes and tax-exempt income, offset by non deductable goodwill amortization.

LINE OF BUSINESS REPORTING

    The Company currently operates in the managed health care segment. The managed health care segment's continuing operations are in three primary lines of business (i) health plan operations; (ii) government contracts; and (iii) specialty services. Discontinued operations include the worker's compensation insurance segment.

CONTINUING OPERATIONS

    HEALTH PLANS

    Revenues generated by the Company's Health Plan operations increased $424.7 million or 29.9% for the quarter ended March 31, 1998 compared to the same period in 1997 due to the acquisitions that occurred in 1997 including PHS, FOHP, PACC and Advantage Health which contributed approximately $218.8 million, $90.7 million, $35.6 million and $13.0 million, respectively, in revenue during the first quarter of 1998. In addition, increases in commercial premium rates and Medicaid enrollment growth in the California Division, commercial growth in several states in the Company's Western Division, including Washington and Colorado, and strong enrollment growth in Florida of 15% contributed to the increase in Health Plan revenue.

    The MCR for the Company's Health Plan operations increased to 85.9% for the quarter ended March 31, 1998 as compared to 83.2% in the same period in 1997. Higher Medicare benefit costs in a number of markets and pharmacy costs in virtually all areas of the country accounted for the rise in the MCR. In addition, reductions in reserve redundancy for shared risk and excess reinsurance that occurred in the California Division during the first quarter of 1997 resulted in a lower MCR during that period.

    GOVERNMENT CONTRACTS

    Government Contract Division revenue decreased by $32.4 million or 13.2% for the quarter ended March 31, 1998, compared to the same period in 1997. The decline in revenue was primarily due to the risk sharing provision of CHAMPUS contracts that reduce revenues when health care costs decline.

    Government health care costs as a percentage of government contract revenue decreased to 76.4% in the first quarter of 1998 from 77.6% in the first quarter of 1997. This was primarily a result of improved health care delivery results on the California/Hawaii CHAMPUS contract.

    SPECIALTY SERVICES

    Revenues generated by the Company's Specialty Services Division for the first quarter of 1998 increased by $13.1 million or 16.8 % as compared to the same period in 1997 primarily due to growth in service fees by the Company's bill review cost containment and administrative services businesses, and continued growth in its managed health network businesses.

    Specialty Services Division costs decreased as a percentage of specialty services revenue to 80.3% for the first quarter of 1998 as compared to 83.6% in 1997. The reduction in the MCR was due to reduced administrative expenses as a percent of revenue in the bill review, cost containment and administrative service business, partially offset by slightly higher costs due to a change in product mix in the managed health network businesses.

DISCONTINUED OPERATIONS

    WORKERS' COMPENSATION INSURANCE BUSINESS

    The Company revised its strategy of maintaining a presence in the workers' compensation insurance business and thereby adopted a plan to discontinue this segment of its business through divestiture of its workers' compensation insurance subsidiaries. As a result, the Company is reporting its workers' compensation insurance segment as discontinued operations. Consistent with the foregoing, on May 5, 1998 the Company entered into a definitive agreement to sell its workers' compensation insurance operations to Superior National Insurance Group, Inc. The transaction is expected to yield the Company approximately $290 million in cash net of tax considerations and the cost of reinsurance.

    REVENUE

    Total workers' compensation revenue in the first quarter of 1998 increased by $17.8 million to $150.0 million compared to the same quarter in 1997. Net earned premium of $139.6 million in the first quarter of 1998 was $18.2 million or 15% greater than the first quarter of 1997. The increase in premium is due primarily to the effect of quota share and aggregate excess of loss reinsurance in 1997. Ceded premium under the Aggregate Excess of Loss Treaty was $15 million and ceded premium under the Quota Share Treaty was $8.0 million in the first quarter of 1997. The decrease in ceded premium was offset by a $11.7 million decline in written premiums, primarily as a result of reduced premium in the California market, as the market continued to experience severe price competition.

    COSTS

    Workers' compensation costs of $159.5 million, including general and administrative costs, increased $40.6 million in the first quarter of 1998 compared to the same quarter in 1997. The increase is due primarily to increased workers' compensation loss costs as a result of the elimination of the Aggregate Excess of Loss Treaty effective January 1, 1998. In the first quarter of 1997, $18.5 million of losses were ceded under this treaty. In addition, $10.1 million of losses and commissions were ceded under the Quota Share Treaty in the first quarter of 1997. Neither of these treaties were in effect during the first quarter of 1998. Workers' compensation loss and loss adjustment expense costs are $5.1 million greater than in the first quarter of 1997 and other underwriting costs increased approximately $2 million in the first quarter of 1998 compared to the first quarter of 1997 due to the impact of the Quota Share Reinsurance Treaty in the first quarter of 1997.

    NET INCOME

    The loss on dispositon of $99.0 million recorded at December 31, 1997 included the anticipated results of operations through the disposal date and therefore, the net loss of $4.2 million is not reflected on the Company's condensed consolidated statement of operations for the quarter ended March 31, 1998. This compares to net income of $10.8 million in the first quarter of 1997.

    The following table presents financial information reflecting the Company's continuing operations for its primary lines of business:

                        FOUNDATION HEALTH SYSTEMS, INC.

                     LINE OF BUSINESS FINANCIAL INFORMATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                              FIRST QUARTER ENDED
                                                FIRST QUARTER ENDED MARCH 31, 1998               MARCH 31, 1997
                                            -------------------------------------------  ------------------------------
                                                            PERCENT        PERCENT                         PERCENT
                                             AMOUNT OR     OF TOTAL        INCREASE       AMOUNT OR        OF TOTAL
                                              PERCENT       REVENUE       (DECREASE)       PERCENT         REVENUE
                                            ------------  -----------  ----------------  ------------  ----------------
Revenues
  Health plan premiums....................  $  1,844,484        84.8%         29.9%      $  1,419,745         80.3%
  Government contracts....................       213,627         9.8         (13.2)           246,034         13.9
  Specialty services......................        91,113         4.2          16.8             78,030          4.4
  Investment and other income.............        26,150         1.2          (0.2)            26,210          1.4
                                            ------------       -----                     ------------        -----
                                               2,175,374       100.0          22.9          1,770,019        100.0
                                            ------------       -----                     ------------        -----
Expenses
  Health plan services....................     1,584,503        72.8          34.2          1,181,008         66.7
  Government health care services.........       163,291         7.5         (14.5)           190,912         10.8
  Specialty services......................        73,208         3.4          12.2             65,259          3.7
  Selling, general and administrative
    (SG&A)................................       258,408        11.9          20.5            214,535         12.1
  Amortization and depreciation...........        30,841         1.4          24.9             24,684          1.4
  Interest................................        21,861         1.0          46.3             14,938          0.8
                                            ------------       -----                     ------------        -----
                                               2,132,112        98.0          26.1          1,691,336         95.5
                                            ------------       -----                     ------------        -----
Income from continuing operations before
  income taxes............................        43,262         2.0         (45.0)            78,683          4.5
Income tax provision......................        17,024         0.8         (45.2)            31,059          1.8
                                            ------------       -----                     ------------        -----
Income from continuing operations.........  $     26,238         1.2%        (44.9)%     $     47,624          2.7%
                                            ------------       -----                     ------------        -----
                                            ------------       -----                     ------------        -----
Basic earnings per share..................  $       0.22                                 $       0.38
Diluted earnings per share................          0.22                                         0.38
Weighted average common and common stock
  equivalent shares outstanding:
    Basic.................................       121,614                                      125,297
    Diluted...............................       121,907                                      125,706
Operating ratios:
    Health plan medical care ratio........          85.9%                                        83.2%
    Government contracts medical care
      ratio...............................          76.4                                         77.6
    Specialty services medical care
      ratio...............................          80.3                                         83.6
    SG&A as a percent of health plan and
      government contracts revenues.......          12.6                                         12.9

                        FOUNDATION HEALTH SYSTEMS, INC.

                     LINE OF BUSINESS FINANCIAL INFORMATION

                             (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)

                                                                            FIRST QUARTER ENDED
                                                                               MARCH 31, 1998             FIRST QUARTER
                                                                      --------------------------------        ENDED
                                                                                          PERCENT        MARCH 31, 1997
                                                                                         INCREASE       -----------------
                                                                       ENROLLMENT       (DECREASE)         ENROLLMENT
                                                                      -------------  -----------------  -----------------
Health Plan
  Commercial........................................................        3,523             32.0%             2,669
  Medicare risk.....................................................          310             25.5                247
  Medicaid..........................................................          492             65.1                298
                                                                            -----            -----              -----
                                                                            4,325             34.6              3,214
Government..........................................................
  CHAMPUS PPO and indemnity.........................................          882             (7.6)               955
  CHAMPUS HMO.......................................................          720             25.4                574
                                                                            -----            -----              -----
                                                                            1,602              4.8              1,529
ASO.................................................................          185            (17.4)               224
                                                                            -----            -----              -----
  Combined..........................................................        6,112             23.1              4,967
                                                                            -----            -----              -----
                                                                            -----            -----              -----

LIQUIDITY AND CAPITAL RESOURCES

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

    Government health care receivables and payables are best estimates of payments that are ultimately collectible or payable. Since these amounts are subject to government audit and negotiation, amounts ultimately collected may vary from current estimates.

    For the quarter ended March 31, 1998, cash used for operating activities was $188.1 million compared to $107.2 million in the same quarter of 1997. This decrease in the first quarter of 1998 was due primarily to the timing of receipt of payments under federal Medicare contracts, a reduction of claims inventory in the government contracts business, payments for merger, restructuring and other costs associated with the FHS Combination, and restructuring charges associated with the integration of businesses in New York, New Jersey and Connecticut. Net cash used by investing activities was $73.1 million during the first quarter of 1998 as compared to $62.8 million during the same period in 1997. The increase is due to a higher net redemption of securities available for sale and higher capital spending. Net cash generated from financing activities was $45.7 million in 1998 as compared to $79.7 million during the same period in 1997. The net change during the first quarter of 1998 was due primarily to additional draws under the revolving line of credit of $45 million which were used to finance capital contributions to FOHP and PHS and to settle an intercompany tax balance with the discontinued workers' compensation operations in advance of receiving a tax refund.

    The Company has a $1.5 billion credit facility (the "Credit Facility") with Bank of America as Administrative Agent for the Lenders thereto, which was amended by an Amendment dated April 6, 1998 with the Lenders (the "Amendment"). All previous revolving credit facilities were terminated and rolled into the Credit Facility on July 8, 1997. At the election of the Company, and subject to customary covenants, loans are initiated on a bid or committed basis and carry interest at offshore or domestic rates, at the applicable LIBOR Rate plus margin or the bank reference rate. Actual rates on borrowings under the Credit Facility vary, based on competitive bids and the Company's unsecured credit rating at the time of the borrowing. Under the Amendment, the Company's public issuer rating becomes the exclusive means of setting the facility fee and borrowing rates under the Credit Facility. In addition, certain covenants including financial covenants were amended. The Credit Facility is available for five years, until July 2002, but it may be extended under certain circumstances for two additional years. As of May 11, 1998 $1.38 billion was outstanding under the Credit Facility.

    The Company's subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. The long-term portion of principal and interest payments under the California Wellness Foundation Notes issued by the Company in connection with the Health Net conversion is subordinated to Health Net meeting tangible equity requirements under applicable California statutes and regulations. As of March 31, 1998, the Company's subsidiaries were in compliance with minimum capital requirements.

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

    Reference is also made to the disclosures contained under the heading "Cautionary Statements" included in the Company's various filings with the Securities and Exchange Commission and the documents incorporated by reference therein, which could cause the Company's actual results to differ from those projected in forward looking statements of the Company made on behalf of the Company. In addition, certain of these factors may have affected the Company's past results and may affect future results.

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

    The Company does not anticipate that the related overall costs to resolve these potential Year 2000 problems will be material to any single year. The total current cost estimate for the Year 2000 project is between $13 and $17 million. These costs are expensed as incurred.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    The Company uses a value-at-risk model to assess the market risk of its investments. The estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models which seek to predict risk of loss based on historical price and volatility patterns. The Company's measured value at risk for its investments from continuing operations, using a 95% confidence level, was approximately $3.9 million at March 31, 1998.

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

    In addition, the Company has some interest rate market risk due to its borrowings. Notes payable, capital leases and other financing arrangements totaled $1.35 billion at March 31, 1998 and the related average interest rate was 6.08% (which interest rate is subject to change pursuant to the terms of the Credit Facility). See a description of the Credit Facility under "Liquidity and Capital Resources." The table below presents the expected cash flows of market risk sensitive instruments at March 31, 1998. These cash flows include both expected principal and interest payments consistent with the terms of the outstanding debt as of March 31, 1998 (dollars in thousands).

                                 1998       1999        2000       2001         2002       BEYOND       TOTAL
                               ---------  ---------  ----------  ---------  ------------  ---------  ------------
Long-term Borrowings
  Fixed Rate.................  $   4,329  $   4,329  $   24,288  $   2,540  $      2,715  $  10,859  $     49,060
  Floating Rate..............     78,600     78,600      78,600     78,600     1,388,600          0     1,703,000
                               ---------  ---------  ----------  ---------  ------------  ---------  ------------
Total........................  $  82,929  $  82,929  $  102,888  $  81,140  $  1,391,315  $  10,859  $  1,752,060
                               ---------  ---------  ----------  ---------  ------------  ---------  ------------
                               ---------  ---------  ----------  ---------  ------------  ---------  ------------

DISCONTINUED OPERATIONS

    The Company plans to sell its risk-assuming workers' compensation insurance businesses which represent a separate segment of business. Therefore the results of these businesses have been reported as discontinued operations.

    The Company's measured value-at-risk of its investments from discontinued operations at a 95 percent confidence level, at March 31, 1998 was approximately $9.4 million.

    The discontinued operations businesses do not have any significant interest rate risk due to debt.

                           PART II. OTHER INFORMATION

INTRODUCTION

    As referenced in Part I above, the current operations of Foundation Health Systems, Inc. (the "Company") are a result of the April 1, 1997 merger transaction (the "Merger" or the "FHS Combination") involving Health Systems International, Inc. ("HSI") and Foundation Health Corporation ("FHC"). Pursuant to the Merger, FH Acquisition Corp., a wholly owned subsidiary of HSI ("Merger Sub"), merged with and into FHC and FHC survived as a wholly owned subsidiary of HSI, which changed its name to "Foundation Health Systems, Inc." and thereby became the Company. Pursuant to the Agreement and Plan of Merger (the "Merger Agreement") that evidenced the Merger, FHC stockholders received 1.3 shares of the Company's Class A Common Stock for every share of FHC common stock held.

    In connection with the Merger, the Company amended its Certificate of Incorporation to change the name of the Company as referenced above and to increase the number of authorized shares of the Company's Common Stock to 380,000,000 shares consisting of 350,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock.

    In connection with the Merger, the Company also, among other things, amended the Company's By-Laws to effect certain changes to the governance provisions of the Company following the Merger, including provisions related to the structure of the Company's Board of Directors and the committees of the Company's Board of Directors. Except in certain circumstances, during a transition period following the consummation of the Merger and up to, but not including, the election of directors at the Company's May 2000 Annual Meeting of Stockholders, the Company's Board of Directors is to consist of 11 members to be designated as set forth in the Company's Certificate of Incorporation and By-Laws. Pursuant to such designations the Company's Board of Directors is currently comprised of the following ten members (there currently exists one vacancy on the Board of Directors which vacancy is in the process of being filled): J. Thomas Bouchard, George Deukmejian, Thomas T. Farley, Patrick Foley, Earl B. Fowler, Roger F. Greaves, Richard W. Hanselman, Malik M. Hasan, M.D., Richard J. Stegemeier and Raymond S. Troubh.

ITEM 1. LEGAL PROCEEDINGS

    MEDAPHIS CORPORATION

    On November 7, 1996 the Company's predecessor, HSI, filed a lawsuit against Medaphis Corporation ("Medaphis") and its former Chairman and Chief Executive Officer Randolph G. Brown, entitled HEALTH SYSTEMS INTERNATIONAL, INC. V. MEDAPHIS CORPORATION, RANDOLPH G. BROWN AND DOES 1-50, case number BC 160414, Superior Court of California, County of Los Angeles. The lawsuit arises out of the acquisition of Health Data Sciences Corporation ("HDS") by Medaphis. In July 1996, HSI, the owner of 1,234,544 shares of Series F Preferred Stock of HDS, representing over sixteen percent of the total outstanding equity of HDS, voted its shares in favor of the acquisition of HDS by Medaphis. HSI received as the result of the acquisition 976,771 shares of Medaphis Common Stock in exchange for its Series F Preferred Stock. Pursuant to the Merger Agreement, the Company succeeded to the interests of HSI in the Medaphis lawsuit, and the Company has been substituted for HSI as plaintiff in the suit.

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

    The case went to trial in April of 1997 against Gem and the agent. A jury verdict was ultimately rendered awarding the Plaintiffs $1 million in compensatory damages and assessing fault 97% to Gem and 3% to the agent, Mark Davis. In addition, the jury awarded $15 million in punitive damages against Gem. Thereafter, the plaintiffs filed a motion seeking to recover an additional $4 million in attorneys' fees, and Gem filed post-trial motions for judgment notwithstanding the verdict, for a new trial and for remittitur of the jury verdict. Gem's motion for judgment notwithstanding the verdict was denied. The court granted Gem's motion for remittitur and remitted the jury verdict to an award of $1 million in compensatory damages and $2 million in punitive damages. The court further ordered that if the plaintiffs did not accept the remittitur order, Gem's motion for new trial would be granted. The plaintiffs accepted the court's remittitur. The court also awarded plantiffs approximately $233,000 in attorneys' fees and interest. Notwithstanding the plaintiffs' acceptance of the court's remittitur, Gem plans to appeal the verdict.

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

    Under the Credit Agreement, as amended pursuant to a Letter Agreement dated March 27, 1998 (the "Credit Facility Letter Agreement") and the First Amendment and Waiver to Credit Agreement dated as of April 6, 1998 (the "Amendment and Waiver") with the Banks, the Company is: (i) obligated to maintain certain covenants keyed to the Company's financial condition and performance (including a Total Leverage Ratio and Fixed Charge Ratio); (ii) obligated to limit liens;
(iii) subject to customary covenants, including (A) disposition of assets only in the ordinary course and generally at fair value and (B) restrictions on acquisitions, mergers, consolidations, loans, leases, joint ventures, contingent obligations and certain transactions with affiliates; (iv) permitted to sell the Company's workers' compensation insurance business, provided that the net proceeds shall be applied towards repayment of the outstanding Loans under the Credit Agreement; and (v) permitted to incur additional indebtedness in an aggregate amount not to exceed $1,000,000,000 upon certain terms and conditions, including mandatory prepayment of the outstanding Loans with a certain portion of the proceeds from the issuance of such indebtedness, resulting in a permanent reduction of the aggregate amount of commitments under the Credit Agreement by the amount so prepaid. The Credit Facility Letter Agreement and the Amendment and Waiver also provided for an increase in the interest and facility fees under the Credit Agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the security holders of the Company, either through the solicitation of proxies or otherwise, during the quarter ended March 31, 1998.

ITEM 5. OTHER INFORMATION

CAUTIONARY STATEMENTS

    In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company has previously filed with its Annual Report on Form 10-K for the year ended December 31, 1997 certain cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company.

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

RECENT DEVELOPMENTS

    THE CALIFORNIA WELLNESS FOUNDATION

    Pursuant to the Amended Foundation Shareholder Agreement, dated as of January 28, 1992 (the "CWF Shareholder Agreement"), by and among the Company, the CWF and certain stockholders (the "HNMH Stockholders") of HN Management Holdings, Inc. (a predecessor to the Company) ("HNMH") named therein, the CWF is subject to various volume and manner of sale restrictions specified in the CWF Shareholder Agreement which limit the number of shares that the CWF may dispose of prior to December 31, 1998. The CWF and the Company are also party to a Registration Rights Agreement dated as of March 2, 1995 (the "CWF Registration Rights Agreement") pursuant to which the CWF has the right to demand registration for sale in underwritten public offerings of up to 8,026,298 shares of Class B Common Stock.

    Under the relevant provisions of California law, when a corporation converts from nonprofit to for-profit corporate status, the equivalent of the fair market value of the nonprofit corporation must be contributed to a successor charity that has a charitable purpose consistent with the purposes of the nonprofit entity. The CWF was formed to be the charitable recipient of the conversion settlement when Health Net (a subsidiary of the Company) effected a conversion from nonprofit to for-profit status, which occurred in February 1992 (the "Conversion"). In connection with the Conversion, Health Net issued to the CWF promissory notes in the original principal amount of $225 million (the "CWF Notes") and shares of Class B Common Stock (which immediately prior to the business combination involving HNMH and QualMed, Inc. were split to become 25,684,152 shares of Class B Common Stock then held by the CWF). While such shares are held by the CWF, they are entitled to the same economic benefit as Class A Common Stock, but are non-voting in nature. If the CWF sells or transfers such shares to an unrelated third party, they automatically convert to Class A Common Stock. The CWF currently holds 10,297,642 shares of Class B Common Stock and, as of March 31, 1998, approximately $18.6 million in principal of the CWF Notes remained outstanding.

    On February 25, 1998, the CWF notified the Company of its intention to sell up to 8,026,000 shares of Class B Common Stock pursuant to the CWF Registration Rights Agreement in an underwritten public offering. Pursuant to the terms of the CWF Registration Rights Agreement, the Company upon receipt of a notification under such agreement must prepare and file a registration statement with respect to such shares with the Securities and Exchange Commission as expeditiously as possible but in no event later than 90 days following receipt of the notice, subject to certain exceptions. The Company is responding to the CWF notification in accordance with the terms of the CWF Registration Rights Agreement. Any shares of Class B Common Stock sold by the CWF to third parties will automatically convert on a one-for-one basis into shares of Class A Common Stock.

    SALE OF WORKERS' COMPENSATION BUSINESSES

    The Company revised its strategy of maintaining a presence in the workers' compensation insurance business as a result of various adverse developments arising in 1997 in the workers' compensation insurance business, primarily related to the workers' compensation claims environment in California. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, such adverse developments resulted in the need for the Company to strengthen its workers' compensation reserves at the end of 1997. These developments also led the Company to adopt a plan to discontinue this segment of its business, through divestiture of its workers' compensation risk-assuming insurance subsidiaries.

    In this connection, on May 5, 1998 the Company entered into a definitive agreement (the "Workers' Compensation Sale Agreement") to sell its risk-assuming workers' compensation insurance operations (the "Workers' Compensation Operations") to Superior National Insurance Group, Inc. of Calabasas, Calif. ("Superior National"). The transaction, subject to customary closing conditions including regulatory approvals and a favorable vote from Superior National's shareholders, is expected to close in the third quarter of 1998 and is expected to yield the Company approximately $290 million in cash net of tax considerations and the cost of reinsurance.

    As required under the terms of the Workers' Compensation Sale Agreement, the Company has obtained a commitment from a third party reinsurance company to purchase reinsurance that will cover up to $150 million of adverse loss development in the Workers' Compensation Operations for losses incurred through December 31, 1997. At Superior National's option, the Company is obligated to increase reinsurance coverage by $25 million in exchange for additional purchase price consideration. A copy of the Workers' Compensation Sale Agreement is filed as Exhibit 10.65 to this Quarterly Report on Form 10-Q.

    In addition to the sale of the Workers' Compensation Operations, the Company and Superior National have agreed to a contract under which the Company's administrative services businesses that currently provide certain services to the Workers' Compensation Operations would continue to provide such services and additional services to Superior National for a period of five years after closing. The Company estimates that, based on past results and the expected contribution from Superior National's operations, this five-year service agreement will create additional total revenue in the range of $40 to $50 million for the Company's administrative service subsidiaries over such five-year term.

    OTHER POTENTIAL DIVESTITURES

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

    As described in its Annual Report on Form 10-K for the year ended December 31, 1997, the Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and is reviewing from a strategic standpoint which of such businesses or operations should be divested.

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

 10.31 Consulting Agreement, dated as of May 1, 1997, between the Company, FHC and Allen J. Marabito, (filed as Exhibit 10.35 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

 10.32 1990 Stock Option Plan of Foundation Health Corporation (filed as Exhibit
         4.5 to the Company's Registration Statement on Form S-8 (File No.
         333-24621), which is incorporated by reference herein).

 10.33 1992 Nonstatutory Stock Option Plan of Foundation Health Corporation
         (filed as Exhibit 4.6 to the Company's Registration Statement on Form
         S-8 (File No. 333-24621), which is incorporated by reference herein).

 10.34 1989 Stock Plan of Business Insurance Corporation (as Amended and Restated
         Effective September 22, 1992) (filed as Exhibit 4.7 to the Company's
         Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

 10.35 Managed Health Network, Inc. Incentive Stock Option Plan (filed as Exhibit
         4.8 to the Company's Registration Statement on Form S-8 (File No.
         333-24621), which is incorporated by reference herein).

 10.36 Managed Health Network, Inc. Amended and Restated 1991 Stock Option Plan
         (filed as Exhibit 4.9 to the Company's Registration Statement on Form
         S-8 (File No. 333-24621), which is incorporated by reference herein).

 10.37 1993 Nonstatutory Stock Option Plan of Foundation Health Corporation (as amended and restated September 7, 1995) (filed as Exhibit 4.10 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

 10.38 FHC Directors Retirement Plan (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1994 filed with the Commission on September 24, 1994, which is incorporated by reference herein).

 10.39 Foundation Health Systems, Inc. 1997 Stock Option Plan (filed as Exhibit
         10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

 10.40 Foundation Health Systems, Inc. Third Amended and Restated Non-Employee
         Director Stock Option Plan (filed as Exhibit 10.46 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

 10.41 Foundation Health Systems, Inc. Employee Stock Purchase Plan (filed as
         Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

 10.42 Foundation Health Systems, Inc. Performance-Based Annual Bonus Plan (filed as Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

 10.43 Participation Agreement dated as of May 25, 1995 among Foundation Health
         Medical Services, as Construction Agent and Lessee, FHC, as Guarantor,
         First Security Bank of Utah, N.A., as Owner Trustee, Sumitomo Bank
         Leasing and Finance, Inc., The Bank of Nova Scotia and NationsBank of
         Texas, N.A., as Holders and NationsBank of Texas, N.A., as
         Administrative Agent for the Lenders; and Guaranty Agreement dated as of May 25, 1995 by FHC for the benefit of First Security Bank of Utah, N.A.
         (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

 10.44 FHC's Deferred Compensation Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

 10.45 FHC's Supplemental Executive Retirement Plan, as amended and restated
         (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

 10.46 FHC's Executive Retiree Medical Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

 10.47 Agreement and Plan Reorganization dated January 9, 1996 by and between FHC and Managed Health Network, Inc. (filed as Annex 1 of Proxy
         Statement/Prospectus contained in FHC's Registration Statement on Form
         S-4 (File No. 333-00517), which is incorporated by reference herein).

 10.48 Stock and Note Purchase Agreement by and between FHC, Jonathan H., Schoff,
         M.D., FPA Medical Management, Inc., FPA Medical Management of
         California, Inc. and FPA Independent Practice Association dated as of
         June 28, 1996 (filed as Exhibit 10.109 to FHC's Annual Report on Form
         10-K for the year ended June 30, 1996, which is incorporated by reference herein).

 10.49 $300 Million Revolving Credit Agreement (the "FHC Credit Agreement") dated as of December 5, 1994, among FHC, as Borrower, Citicorp USA, Inc., as
         Administrative Agent, Wells Fargo Bank, N.A. and NationsBank of Texas,
         N.A., as Co-Agents and Citicorp Securities, Inc., as Arranger, and the
         Other Banks and Financial Institutions Party thereto (filed as an
         Exhibit to FHC's quarterly report on Form 10-Q for the quarter ended
         December 31, 1994 filed with the Commission on February 14, 1994, which is incorporated by reference herein).

 10.50 First Amendment Agreement (to the FHC Credit Agreement) dated as of August
         9, 1995 among FHC, as Borrower, the Lenders parties to the FHC Credit
         Agreement, Citicorp USA, Inc., as Administrative Agent, Wells Fargo
         Bank, N.A. and NationsBank of Texas, N.A., as Co-Agents, and Citicorp
         Securities, Inc., as Arranger (filed as Exhibit 10.52 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

 10.51 Second Amendment Agreement (to the FHC Credit Agreement), dated as of June
         28, 1996 among FHC, the Lenders and Citicorp USA, Inc. (filed as Exhibit
         10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

 10.52 Third Amendment Agreement and Waiver (to the FHC Credit Agreement) dated
         December 13, 1996 among FHC, the Lenders and Citibank, N.A. (as successor to Citicorp USA, Inc.), as Administrative Agent (filed as
         Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

 10.53 Fourth Amendment Agreement and Waiver (to the FHC Credit Agreement) dated
         January 28, 1997 among FHC, the Lenders and Citibank, N.A. (as successor to Citicorp USA, Inc.), as Administrative Agent (filed as Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1997, which is incorporated by reference herein).

 10.54 Fifth Amendment Agreement (to the FHC Credit Agreement) dated April 1,
         1997 among FHC, the Lenders and Citibank, N.A. (as successor to Citicorp
         USA, Inc.), as Administrative Agent (filed as Exhibit 10.56 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
         1997, which is incorporated by reference herein).

 10.55 $200 million Revolving Credit Agreement (the "FHC Revolving Credit
         Agreement") dated as of December 17, 1996 among FHC, the Lenders and Citibank, N.A., as Administrative Agent for the Lenders (filed as
         Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

 10.56 First Amendment Agreement and Waiver (to the FHC Revolving Credit
         Agreement) dated as of January 28, 1997 among FHC, the Lenders and Citibank, N.A., as Administrative Agent for the Lenders (filed as
         Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

 10.57 Second Amendment Agreement and Waiver (to the FHC Revolving Credit
         Agreement) among FHC, the Lenders and Citibank, N.A., as Administrative
         Agent for the Lenders (filed as Exhibit 10.59 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

 10.58 Lease Agreement between HAS-First Associates and FHC dated August 1, 1998 and form of amendment thereto (filed as an exhibit to FHC's Registration
         Statement on Form S-1 (File No. 33-34963), which is incorporated by reference herein).

 10.59 Agreement and Plan of Reorganization dated as of June 27, 1994 by and among FHC, CareFlorida Health Systems, Inc., and the other parties signatory thereto (filed as an exhibit to FHC's Current Report on Form
         8-K filed with the Commission on June 28, 1994, which is incorporated by reference herein).

 10.60 Agreement and Plan of Merger dated as of July 28, 1994 between FHC and
         Intergroup Healthcare Corporation (filed as an exhibit to FHC's Current
         Report on Form 8-K filed with the Commission on August 9, 1994, which is incorporated by reference herein).

 10.61 Agreement and Plan of Merger dated as of July 28, 1994 between FHC and
         Thomas-Davis Medical Centers, P.C. (filed as an exhibit to FHC's Current
         Report on Form 8-K filed with the Commission on August 9, 1994, which is incorporated by reference herein).

 10.62 Amended Letter Agreement between the Company and Jay M. Gellert dated as of August 22, 1997 (filed as Exhibit 10.69 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

 10.63 Form of Credit Facility Commitment Letter, dated March 27, 1998, between the Company and the Majority Banks (as defined therein) (filed as Exhibit 10.70 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

*10.64 First Amendment and Waiver to Credit Agreement, dated as of April 6, 1998, among the Company, Bank of America National Trust and Savings
         Association and the Banks (as defined therein), a copy of which is filed herewith.

*10.65 Purchase Agreement by and between Foundation Health Corporation and
         Superior National Insurance Group, Inc., dated as of May 5, 1998, a copy of which is filed herewith.

 10.66 Employment Letter Agreement between the Company and Dale Terrell dated
         December 31, 1997 (filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

 10.67 Employment Letter Agreement between the Company and Steven P. Erwin dated
         March 11, 1998 (filed as Exhibit 10.72 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

 10.68 Employment Agreement, dated as of December 31, 1997, between the Company and Maurice Costa (filed as Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

 10.69 Employment Agreement, dated as of December 31, 1997, between the Company and Robert L. Natt (filed as Exhibit 10.74 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

 10.70 Employment Letter Agreement, dated October 10, 1997, between the Company and Alex Labak (filed as Exhibit 10.75 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

 10.71 Employment Letter, dated June 9, 1995, between Philip Katz, Ph.D. and
         Health Net (filed as Exhibit 10.38 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1995, which is incorporated by reference herein).

*11.1  Statement relative to computation of per share earnings of the Company
         (included in the notes to the Financial Statements contained in this Quarterly Report on Form 10-Q).

 21.1  Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

*27.1 Financial Data Schedule, a copy of which has been filed with the EDGAR version of this filing.

------------------------

*   A copy of the Exhibit is filed herewith.

    (b) Reports on Form 8-K

    No Current Reports on Form 8-K were filed by the Company during the quarterly period ended March 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FOUNDATION HEALTH SYSTEMS, INC.
                                (REGISTRANT)

Date: May 14, 1998              By:              /s/ JAY M. GELLERT
                                     -----------------------------------------
                                                   Jay M. Gellert
                                       PRESIDENT AND CHIEF OPERATING OFFICER

Date: May 14, 1998              By:             /s/ STEVEN P. ERWIN
                                     -----------------------------------------
                                                  Steven P. Erwin
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER