Form 10-Q
period 1998-06-30
FOUNDATION HEALTH SYSTEMS INC
filed 1998-08-14
CIK 916085

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

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

    As of August 10, 1998, 117,083,153 shares of Class A Common Stock, $.001 par value per share, were outstanding (exclusive of 3,194,374 shares held as treasury stock) and 5,047,642 shares of Class B Common Stock, $.001 par value per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FOUNDATION HEALTH SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                                                                                                                PAGE
                                                                                                                -----
PART I--FINANCIAL INFORMATION

Item 1--Financial Statements

  Condensed Consolidated Balance Sheets, June 30, 1998 and December 31, 1997...............................           3

  Condensed Consolidated Statements of Operations for the Second Quarter Ended June 30, 1998 and 1997......           4

  Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 1998 and 1997..........           5

  Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997..........           6

  Notes to Condensed Consolidated Financial Statements.....................................................           7

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations..............          11

Item 3--Quantitative and Qualitative Disclosures About Market Risk.........................................          21

PART II--OTHER INFORMATION

Item 1--Legal Proceedings..................................................................................          23

Item 2--Changes in Securities..............................................................................          25

Item 3--Defaults Upon Senior Securities....................................................................          26

Item 4--Submission of Matters to a Vote of Security Holders................................................          27

Item 5--Other Information..................................................................................          27

Item 6--Exhibits and Reports on Form 8-K...................................................................          31

Signatures.................................................................................................          39

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        FOUNDATION HEALTH SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1998          1997
                                                                      ------------  -------------
                                                                       (UNAUDITED)
ASSETS
  Cash and cash equivalents.........................................  $    250,686  $    559,360
  Securities available for sale.....................................       557,588       553,001
  Premiums receivable, net..........................................       241,127       224,383
  Amounts receivable under government contracts.....................       315,636       272,060
  Deferred taxes....................................................       241,748       213,695
  Reinsurance and other receivables.................................       131,177       130,875
  Other assets......................................................       214,333       223,900
  Net assets of discontinued operations.............................       270,303       267,713
                                                                      ------------  -------------
    Total current assets............................................     2,222,598     2,444,987
  Securities held to maturity.......................................        13,447        12,885
  Property and equipment, net.......................................       436,344       427,149
  Goodwill and other intangible assets, net.........................     1,029,462     1,044,727
  Other assets......................................................       175,011       146,602
                                                                      ------------  -------------
    Total Assets....................................................  $  3,876,862  $  4,076,350
                                                                      ------------  -------------
                                                                      ------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Reserves for claims and other settlements.........................  $    853,573  $    967,815
  Unearned premiums.................................................        99,908       244,340
  Notes payable and capital leases..................................         4,741         3,593
  Amounts payable under government contracts........................        88,120        78,441
  Accounts payable and other liabilities............................       361,362       470,483
                                                                      ------------  -------------
    Total current liabilities.......................................     1,407,704     1,764,672
  Notes payable and capital leases..................................     1,422,182     1,308,979
  Other liabilities.................................................       118,144       106,725
                                                                      ------------  -------------
    Total Liabilities...............................................     2,948,030     3,180,376
                                                                      ------------  -------------
Stockholders' Equity:
  Common stock and additional paid-in capital.......................       633,223       628,735
  Retained earnings.................................................       397,588       370,394
  Unrealized investment gains and (losses), net of taxes............        (6,148)       (7,324 )
  Common stock held in treasury, at cost............................       (95,831)      (95,831 )
                                                                      ------------  -------------
    Total Stockholders' Equity......................................       928,832       895,974
                                                                      ------------  -------------
    Total Liabilities and Stockholders' Equity......................  $  3,876,862  $  4,076,350
                                                                      ------------  -------------
                                                                      ------------  -------------

            See Notes To Condensed Consolidated Financial Statements

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                         SECOND QUARTER ENDED
                                                                               JUNE 30,
                                                                       ------------------------
                                                                          1998         1997
                                                                       -----------  -----------
Revenues
  Health plan premiums...............................................  $ 1,869,468  $ 1,438,554
  Government contracts premiums......................................      249,362      223,620
  Specialty services.................................................       94,697       77,506
  Investment and other income........................................       23,444       33,742
                                                                       -----------  -----------
      Total revenues.................................................    2,236,971    1,773,422
                                                                       -----------  -----------
Expenses
  Health plan services...............................................    1,618,093    1,203,695
  Government contracts health care services..........................      192,346      166,488
  Specialty services.................................................       72,859       67,307
  Selling, general and administrative................................      248,446      203,442
  Amortization and depreciation......................................       31,505       24,804
  Interest...........................................................       22,193       17,185
                                                                       -----------  -----------
                                                                         2,185,442    1,682,921
                                                                       -----------  -----------
  Asset impairments related to FPA Medical Management................       50,000           --
  Merger, restructuring and other costs..............................           --      346,109
  Gem costs..........................................................           --       57,500
                                                                       -----------  -----------
                                                                            50,000      403,609
                                                                       -----------  -----------
      Total expenses.................................................    2,235,442    2,086,530
                                                                       -----------  -----------
Income (loss) from continuing operations before income taxes.........        1,529     (313,108)
Income tax provision (benefit).......................................          573     (107,316)
                                                                       -----------  -----------
Income (loss) from continuing operations.............................          956     (205,792)
Income from discontinued operations..................................           --        5,664
                                                                       -----------  -----------
Net income (loss)....................................................  $       956  $  (200,128)
                                                                       -----------  -----------
                                                                       -----------  -----------
Basic earnings (loss) per share:
  Continuing operations..............................................  $      0.01  $     (1.64)
  Discontinued operations............................................           --         0.04
                                                                       -----------  -----------
  Net................................................................  $      0.01  $     (1.60)
                                                                       -----------  -----------
                                                                       -----------  -----------
Diluted earnings (loss) per share:
  Continuing operations..............................................  $      0.01  $     (1.64)
  Discontinued operations............................................           --         0.04
                                                                       -----------  -----------
  Net................................................................  $      0.01  $     (1.60)
                                                                       -----------  -----------
                                                                       -----------  -----------
Weighted average common and common stock equivalent shares
  outstanding:
  Basic..............................................................      121,957      125,306
  Diluted............................................................      122,335      125,777

            See Notes To Condensed Consolidated Financial Statements

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE
                                                                                 30,
                                                                       ------------------------
                                                                          1998         1997
                                                                       -----------  -----------
Revenues
  Health plan premiums...............................................  $ 3,713,952  $ 2,858,299
  Government contracts premiums......................................      462,989      469,654
  Specialty services.................................................      185,810      155,536
  Investment and other income........................................       49,594       59,952
                                                                       -----------  -----------
      Total revenues.................................................    4,412,345    3,543,441
                                                                       -----------  -----------
Expenses
  Health plan services...............................................    3,202,596    2,384,703
  Government contracts health care services..........................      355,637      357,400
  Specialty services.................................................      146,067      132,566
  Selling, general and administrative................................      506,854      417,977
  Amortization and depreciation......................................       62,346       49,488
  Interest...........................................................       44,054       32,123
                                                                       -----------  -----------
                                                                         4,317,554    3,374,257
                                                                       -----------  -----------
  Asset impairments related to FPA Medical Management................       50,000           --
  Merger, restructuring and other costs..............................           --      346,109
  Gem costs..........................................................           --       57,500
                                                                       -----------  -----------
                                                                            50,000      403,609
                                                                       -----------  -----------
      Total expenses.................................................    4,367,554    3,777,866
                                                                       -----------  -----------
Income (loss) from continuing operations before income taxes.........       44,791     (234,425)
Income tax provision (benefit).......................................       17,597      (76,257)
                                                                       -----------  -----------
Income (loss) from continuing operations.............................       27,194     (158,168)
Income from discontinued operations..................................           --       16,521
                                                                       -----------  -----------
Net income (loss)....................................................  $    27,194  $  (141,647)
                                                                       -----------  -----------
                                                                       -----------  -----------
Basic earnings (loss) per share:
  Continuing operations..............................................  $      0.22  $     (1.26)
  Discontinued operations............................................           --         0.13
                                                                       -----------  -----------
  Net................................................................  $      0.22  $     (1.13)
                                                                       -----------  -----------
                                                                       -----------  -----------
Diluted earnings (loss) per share:
  Continuing operations..............................................  $      0.22  $     (1.26)
  Discontinued operations............................................           --         0.13
                                                                       -----------  -----------
  Net................................................................  $      0.22  $     (1.13)
                                                                       -----------  -----------
                                                                       -----------  -----------
Weighted average common and common stock equivalent shares
  outstanding:
  Basic..............................................................      121,786      125,302
  Diluted............................................................      122,117      125,735

            See Notes To Condensed Consolidated Financial Statements

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        --------------------
                                                                          1998       1997
                                                                        ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................................  $  27,194  $(141,647)
  Adjustments to reconcile net income (loss) to net cash used for operating activities:
    Amortization and depreciation.....................................     62,346     49,488
    Changes in net assets of discontinued operations..................     (3,575)   (31,649)
    Asset impairments related to FPA Medical Management...............     45,000         --
    Other changes.....................................................       (711)    10,610
  Change in assets and liabilities
    Premiums receivable and unearned subscriber premiums..............   (161,176)  (137,690)
    Other assets......................................................    (63,156)  (141,058)
    Amounts receivable/payable under government contracts.............    (33,897)   (21,470)
    Reserves for claims and other settlements.........................   (114,242)   (57,645)
    Accounts payable and accrued liabilities..........................   (114,263)   147,814
                                                                        ---------  ---------
Net cash used for operating activities................................   (356,480)  (323,247)
                                                                        ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale or maturity of securities available for sale...................    424,974    452,300
  Purchases of securities available for sale..........................   (433,783)  (251,119)
  Disposition of securities held to maturity..........................      3,612      1,550
  Purchases of securities held to maturity............................     (2,794)    (2,274)
  Purchases of property and equipment.................................    (77,263)   (40,451)
  Investment in other companies.......................................         --    (16,112)
  Other...............................................................      5,677     98,128
                                                                        ---------  ---------
Net cash provided by (used for) investing activities..................    (79,577)   242,022
                                                                        ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and employee stock
    purchases.........................................................     12,349     12,861
  Proceeds from issuance of notes payable and other financing
    arrangements......................................................    115,560    262,520
  Repayment of debt and other non-current liabilities.................       (526)  (130,828)
  Purchase of treasury stock..........................................         --   (112,179)
                                                                        ---------  ---------
Net cash provided by financing activities.............................    127,383     32,374
                                                                        ---------  ---------
Net decrease in cash and cash equivalents.............................   (308,674)   (48,851)
Cash and cash equivalents, beginning of period........................    559,360    487,938
                                                                        ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................  $ 250,686  $ 439,087
                                                                        ---------  ---------
                                                                        ---------  ---------

            See Notes To Condensed Consolidated Financial Statements

                        FOUNDATION HEALTH SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--MERGER

    The current operations of Foundation Health Systems, Inc. (the "Company") are a result of the April 1, 1997 merger transaction (the "FHS Combination") involving Health Systems International, Inc. ("HSI") and Foundation Health Corporation ("FHC"). Pursuant to the FHS Combination, FH Acquisition Corp., a wholly owned subsidiary of HSI, merged with and into FHC and FHC survived as a wholly-owned subsidiary of HSI, which changed its name to "Foundation Health Systems, Inc." and thereby became the Company. Pursuant to the Agreement and Plan of Merger that evidenced the FHS Combination, FHC stockholders received 1.3 shares of the Company's Class A Common Stock for every share of FHC common stock held, resulting in the issuance of approximately 76.7 million shares of the Company's Class A Common Stock to FHC stockholders.

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

NOTE 3--ASSET IMPAIRMENT

    On July 19, 1998, FPA Medical Management, Inc. ("FPA") filed for bankruptcy protection under Chapter 11 of the federal Bankruptcy Code. FPA, through its affiliated medical groups, currently provides services to approximately 150,000 of the Company's affiliated members in Arizona and California. FPA has indicated that it will discontinue its medical group operations in these markets. As a result, the Company will have to find new tenants for, or sell, the 13 healthcare facilities it currently leases to FPA in these markets and make other arrangements for provider services to the Company's affiliated members.

    Management's analysis of this situation indicates that the likely replacement lease terms from these properties will be inadequate to enable the Company to sell the facilities and recover their carrying value. Based on management's best estimate of recovery for the real estate and the impairment of notes receivable and other Company assets due to the FPA bankruptcy filing, the Company has recorded a charge of $50 million in the second quarter of 1998. Elements of the charge include approximately

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 3--ASSET IMPAIRMENT (CONTINUED)
$35 million for real estate asset impairments, approximately $10 million for a note receivable impairment and $5 million for other items.

NOTE 4--MERGER, RESTRUCTURING AND OTHER COSTS AND GEM COSTS

    Net restructuring costs of $149.4 million were recorded during the year ended December 31, 1997 related to the FHS Combination and the restructuring of the Company's Eastern Division health plans. As of June 30, 1998, $84.0 million of the net restructuring charge has resulted in cash outlays and $25.3 million is expected to require future outlays of cash. In addition, $70.4 million of merger costs, $118.6 million of other costs and $57.5 million of premium deficiency costs of Gem Insurance Company were recorded during 1997. It is expected that $10.6 million of these other charges will require future outlays of cash.

NOTE 5--DISCONTINUED OPERATIONS

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

    The following sets forth the summarized balance sheets as of June 30, 1998 and December 31, 1997 and results of operations for the second quarter and six-month periods ended June 30, 1998 and 1997 for the workers' compensation insurance companies to be sold (in thousands):

                                                                       JUNE 30,    DECEMBER 31,
                                                                         1998          1997
                                                                      ----------   -------------
Total assets........................................................  $1,224,246   $  1,260,335
Total liabilities...................................................     977,820      1,000,815
                                                                      ----------   -------------
Net assets..........................................................     246,426        259,520
Amounts to reconcile to net assets from discontinued operations:
  Elimination of net notes payable to Parent and other net
    receivables from Parent and subsidiaries........................     110,769        107,193
  Loss on disposition...............................................     (86,892)       (99,000)
                                                                      ----------   -------------
Net assets from discontinued operations.............................  $  270,303   $    267,713
                                                                      ----------   -------------
                                                                      ----------   -------------

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 5--DISCONTINUED OPERATIONS (CONTINUED)

                                                       SECOND QUARTER ENDED    SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                       --------------------  --------------------
                                                         1998       1997       1998       1997
                                                       ---------  ---------  ---------  ---------
Total revenues.......................................  $  81,686  $ 135,996  $ 231,665  $ 268,221
Total expenses.......................................     96,742    130,708    256,297    249,657
                                                       ---------  ---------  ---------  ---------
Income (loss) before income taxes....................    (15,056)     5,288    (24,632)    18,564
Provision (benefit) for income taxes.................     (7,129)      (376)   (12,524)     2,043
                                                       ---------  ---------  ---------  ---------
Net income (loss)....................................     (7,927)     5,664    (12,108)    16,521
Loss after measurement date anticipated in loss on
  disposition........................................      7,927         --     12,108         --
                                                       ---------  ---------  ---------  ---------
Net income from discontinued operations..............  $      --  $   5,664  $      --  $  16,521
                                                       ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------

    The loss on disposition of $99 million recorded at December 31, 1997 included the anticipated results of operations through the disposal date and therefore the net loss of $7.9 million and $12.1 million for the second quarter and six-month periods ended June 30, 1998, respectively, are not reflected on the Company's condensed consolidated statements of operations for those respective periods.

NOTE 6--COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." This standard requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources which is defined as net income plus direct adjustments to stockholders' equity such as unrealized investment adjustments and pension liability adjustments. The Company's comprehensive income pursuant to such standard is as follows (in thousands):

                                                       SECOND QUARTER ENDED    SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                       --------------------  --------------------
                                                         1998       1997       1998       1997
                                                       ---------  ---------  ---------  ---------
Net income (loss)....................................  $     956  $(200,128) $  27,194  $(141,647)
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities not
    included in net income...........................     (2,629)     4,975      1,176    (10,762)
                                                       ---------  ---------  ---------  ---------
Comprehensive income (loss)..........................  $  (1,673) $(195,153) $  28,370  $(152,409)
                                                       ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------

NOTE 7--EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share excludes dilution and reflects income or loss divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings (loss) per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (stock options) outstanding during the periods presented; no adjustment to income is required. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method.

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 8--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers; and SFAS No. 132 "Employers Disclosures About Pensions and Other Postretirement Benefits", which revises and standardizes pension and other benefit plan disclosures. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. These statements are effective for fiscal years beginning after December 15, 1997. Accordingly, the Company plans to adopt these statements during the fourth quarter of 1998.

NOTE 9--PRIOR PERIOD RECLASSIFICATION

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

CONSOLIDATED OPERATING RESULTS

    The Company's net income from continuing operations for the quarter ended June 30, 1998 was $1.0 million, or $.01 per diluted share, compared to a net loss from continuing operations for the quarter ended June 30, 1997 of $205.8 million, or $1.64 per diluted share. Excluding the asset impairments charge related to FPA Medical Management, Inc. ("FPA") of $50 million in the 1998 quarter, and the merger, restructuring, other costs and Gem costs of $403.6 million in the 1997 quarter, the diluted earnings per share for the quarters ended June 30, 1998 and June 30, 1997 was $.26 and $.43, respectively.

    The Company's net income from continuing operations for the six months ended June 30, 1998 was $27.2 million, or $.22 per diluted share, compared to a net loss from continuing operations for the six months ended June 30, 1997 of $158.2 million, or $1.26 per diluted share. Excluding the asset impairments charge of $50 million in 1998 and the merger, restructuring, other costs and Gem costs of $403.6 million in 1997, the diluted earnings per share for the six months ended June 30, 1998 and June 30, 1997 was $.47 and $.81, respectively.

    REVENUES AND HEALTH CARE COSTS

    The Company's revenues for the quarter and six months ended June 30, 1998 as compared to the same periods in 1997 grew by $463.5 million and $868.9 million or 26.1% and 24.5%, respectively. Growth in revenues for the quarter and six months was due primarily to the acquisitions that occurred in the fourth quarter of 1997, including Physicians Health Services, Inc. ("PHS"), FOHP, Inc. ("FOHP"), and PACC HMO, Inc. and PACC Health Plans, Inc. (collectively, "PACC"). Excluding these acquisitions, revenues grew by $106.6 million and $160.4 million for the quarter and six months, respectively. The growth from existing businesses was due to increases in premium rates in virtually all markets and significant increases in Medicaid enrollment in the California Division contributed to the increase in revenue. Specialty Services Division revenue increased for the quarter and six months ended June 30, 1998 as compared to the same periods in 1997 by $17.2 million and $30.3 million or 22.2% and 19.5%, respectively, primarily due to increased revenue from drug manufacturer rebates, the Company's behavioral health plans, and bill review, cost containment and administrative services businesses. The increase for the second quarter of 1998 included increased Government Contracts Division revenue resulting from CHAMPUS contract downward price adjustments occurring in the second quarter of 1997. Investment and other income for the quarter and six months ended June 30, 1998 was $10.3 million and $10.4 million lower as compared to the same periods in 1997 as a result of 1997 interest income and gain on redemption of the notes receivable from FPA Medical Management, Inc. ("FPA") and the gain on the sale of FPA common stock included in the second quarter of 1997.

    The Health Plan medical care ratio ("MCR") (medical costs as a percentage of health plan revenues) for the quarter and six months ended June 30, 1998 increased to 86.6% and 86.2%, respectively, from 83.7% and 83.4% for the respective periods in 1997. The increase in the MCR was primarily due to higher pharmacy costs in all divisions and benefit cost increases which exceeded premium rate increases.

    SELLING, GENERAL AND ADMINISTRATIVE COSTS

    The Company's selling, general and administrative ("SG&A") expenses increased by $45.0 million and $88.9 million or 22.1% and 21.3% for the quarter and six months ended June 30, 1998 as compared to the same periods in 1997. The increase in SG&A expenses is primarily due to additional SG&A expenses associated with the acquisitions that occurred in 1997. The administrative expense ratio (SG&A as a percentage of health plan and government contracts revenue) decreased to 11.7% and 12.1% for the quarter and six months ended June 30, 1998 from 12.2% and 12.6%, respectively, for the comparable periods in 1997. This lower ratio is the result of continued focus on cost control and continued benefits of integration synergies from acquisitions.

    AMORTIZATION AND DEPRECIATION

    Amortization and depreciation expense increased by $6.7 million and $12.9 million for the quarter and six months ended June 30, 1998 as compared to the same periods in 1997. This was primarily due to higher levels of intangibles and fixed assets as a result of the acquisition of companies that occurred in the fourth quarter of 1997 and increased expenditures on fixed assets primarily related to consolidation and integration of the Company's administrative facilities.

    ASSET IMPAIRMENTS RELATED TO FPA MEDICAL MANAGEMENT

    On July 19, 1998, FPA filed for bankruptcy protection under Chapter 11 of the federal Bankruptcy Code. FPA, through its affiliated medical groups, currently provides services to approximately 150,000 of the Company's members in Arizona and California. FPA has indicated that it will discontinue its medical group operations in these markets.

    The Company recorded a $50 million charge in the second quarter ended June 30, 1998 primarily related to real estate assets currently leased to FPA. Elements of the charge include approximately $35 million for real estate asset impairments, approximately $10 million for a note receivable from FPA and approximately $5 million for other items related to FPA.

    INTEREST EXPENSE

    Interest expense increased by $5.0 million and $11.9 million for the quarter and six months ended June 30, 1998, respectively, as compared to the same periods during the prior year. The increase in interest expense was due to higher debt levels associated with the Company's revolving lines of credit. The additional borrowings were incurred for general corporate purposes as well as the purchase of PHS, FOHP and PACC in the fourth quarter of 1997.

    INCOME TAX PROVISION

    The tax provision rate on income from continuing operations for the quarter and six months ended June 30, 1998 of 37.5% and 39.3% increased from the tax benefit rate of 34.3% and 32.5% for the quarter and six months ended June 30, 1997 because of the charges recorded in 1997 from merger, restructuring, other costs and Gem costs, portions of which were not deductible for tax purposes. The tax provision rate differs from the statutory federal rate of 35% due to state income taxes and tax-exempt income, offset by non-deductible goodwill amortization.

LINE OF BUSINESS REPORTING

    The Company currently operates in the managed health care segment. The managed health care segment's continuing operations are in three primary lines of business: (i) health plan operations; (ii) government contracts; and (iii) specialty services. Discontinued operations include the workers' compensation insurance segment.

CONTINUING OPERATIONS

    HEALTH PLANS

    Revenues generated by the Company's Health Plan operations increased $430.9 million or 30.0% for the quarter ended June 30, 1998 and $855.7 million or 29.9% for the six months ended June 30, 1998 compared to the same periods in 1997. The primary reason for the increase is the acquisitions that occurred in the fourth quarter of 1997 including PHS, FOHP and PACC which contributed approximately $384.4 million and $692.6 million, respectively, in revenue during the second quarter and first six months of 1998. In addition, Medicaid enrollment growth in the California division and premium rate increases in the aggregate for all divisions contributed to the overall increase in revenues for the health plans.

    The MCR for the Company's Health Plan operations increased to 86.6% and 86.2% for the quarter and six months ended June 30, 1998 as compared to 83.7% and 83.4% in the same periods in 1997. These increases were primarily a result of pharmacy cost increases in all divisions and benefit cost increases which exceeded premium rate increases.

    The Company's Commercial product lines are profitable and have been adding membership in the aggregate for all divisions. Premium rate increases in the Commercial line of products contributed to revenue increases for the quarter and six months ended June 30, 1998 compared to the same periods in 1997 in all divisions of the Company, but were partially offset by enrollment decreases in Commercial HMO markets in California and the Western health plans. Commercial health care costs on a per member per month basis have increased 11.5% in the quarter and six months ended June 30, 1998 as compared to the same periods in 1997.

    The Company's Medicare product lines in the California market are profitable, but are experiencing lower margins than in the prior year. The Medicare products in the Company's Northeast health plans have shown an underwriting loss of approximately $11.5 million for the six months ended June 30, 1998. Medicare premium rates and enrollment have increased in the Northeast markets, but enrollment rates are expected to slow. Medicare health care costs in the California and Northeast markets continue to increase faster than premium rates.

    Medicaid enrollment in the California division has increased significantly resulting in a 71% increase in member months in the quarter and six months ended June 30, 1998 compared to the same periods in 1997. However, Medicaid premium rates have decreased in all markets. Medicaid health care costs have remained steady or decreased on a per member per month basis in all of the Company's markets except for several of its Western health plans, which have experienced higher costs due to several high cost claims.

    GOVERNMENT CONTRACTS

    Government Contracts Division revenue increased by $25.7 million or 11.5% for the quarter ended June 30, 1998 compared to the same period in 1997. The increase in revenue was primarily due to decreased revenue in the second quarter of 1997 resulting from retroactive price adjustments and the related risk sharing provisions of CHAMPUS contracts, while 1998 second quarter revenues were impacted by positive retroactive adjustments related to estimated final settlements on CHAMPUS contracts. Government Contracts Division revenue for the six months ended June 30, 1998 decreased $6.7 million compared to the same period in 1997 primarily due to activity in the first quarter of 1998 which reduced contract prices because of lower than anticipated health care costs. The price adjustment feature of the CHAMPUS contracts results in reduced revenues when health care costs decline more than anticipated.

    Government contracts health care costs as a percentage of government contracts revenue increased to 77.1% in the second quarter of 1998 from 74.5% in the second quarter of 1997. This increase was primarily a result of second quarter 1997 revenues including Medicaid administrative contract revenue activity with no associated health care costs, only administrative costs. This ratio for the six months ended June 30, 1998 was 76.8% compared to 76.1% for the six months ended June 30, 1997.

    SPECIALTY SERVICES

    Revenues generated by the Company's Specialty Services Division for the second quarter of 1998 increased by $17.2 million or 22.2% as compared to the second quarter of 1997 and increased by $30.3 million or 19.5% for the six months ended June 30, 1998 compared to the same period in 1997. These increases are primarily the result of higher drug manufacturer rebates and higher pharmacy cost recovery contract revenue in the current year quarter as well as growth in service fees by the Company's bill review cost containment and administrative services businesses, and continued growth in its managed behavioral health network businesses.

    Specialty Services Division costs decreased as a percentage of specialty services revenue to 76.9% for the second quarter of 1998 as compared to 86.8% in the second quarter of 1997 and to 78.6% for the six months ended June 30, 1998 compared to 85.2% for the same six month period in 1997. The reduction in this percentage was primarily due to increased revenues from drug rebates and manufacturer cost recovery contract revenue coupled with reduced administrative expenses as a percentage of revenue in the bill review, cost containment and administrative services businesses, partially offset by slightly higher costs due to a change in product mix in the managed behavioral health network businesses.

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

    REVENUE

    Total workers' compensation revenue in the second quarter of 1998 of $81.7 million is $54.3 million or 39.9% less than the second quarter of 1997. Net earned premium of $72.7 million in the second quarter of 1998 is $52.2 million or 41.8% less than the net earned premium of $124.9 million in the second quarter of 1997. The decrease in premium is due primarily to the implementation of a quota share reinsurance treaty effective May 1, 1998. Under terms of this quota share agreement, gross premium earned on all policies with estimated annual premium in excess of $25,000 at policy inception along with 100% of the associated net losses and allocated loss adjustment expenses are ceded to the reinsurer, with a 33.5% ceding commission returned to the Company. In the second quarter of 1998, $59.8 million of earned premium was ceded under this quota share reinsurance treaty.

    For the six months ended June 30, 1998, total revenue of $231.7 million was $36.5 million or 13.6% less than the same period in 1997. Net earned premium for the six months ended June 30, 1998 of $212.3 million is $34.0 million or 13.8% less than the same period in 1997, primarily as a result of the aforementioned quota share treaty. In the second quarter of 1998, earned premium of $59.8 million was ceded under the 1998 quota share treaty.

    COSTS

    Workers' compensation costs of $96.7 million, including general and administrative costs, decreased $34.0 million or 26.0% in the second quarter of 1998 compared to the same period in 1997. The decrease is primarily due to a ceding commission of $26.6 million under the quota share treaty mentioned above.

    For the six months ended June 30, 1998, total workers' compensation costs, including general and administrative costs, of $256.3 million are $6.6 million or 2.6% more than the same period in 1997. The ceding commission on the quota share reinsurance treaty offset higher claims costs in 1998.

    NET INCOME (LOSS)

    The loss on disposition of $99.0 million recorded at December 31, 1997 included the anticipated results of operations through the disposal date and therefore, the net loss of $7.9 million and $12.1 million for the quarter and six months ended June 30, 1998 is not reflected on the Company's condensed consolidated statement of operations for these periods.

    THE FOLLOWING TABLES PRESENT FINANCIAL INFORMATION REFLECTING THE COMPANY'S CONTINUING OPERATIONS FOR ITS PRIMARY LINES OF BUSINESS:

                        FOUNDATION HEALTH SYSTEMS, INC.

                     LINE OF BUSINESS FINANCIAL INFORMATION

                             CONTINUING OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          SECOND QUARTER ENDED           SECOND QUARTER ENDED
                                                              JUNE 30, 1998                 JUNE 30, 1997
                                                   -----------------------------------  ----------------------
                                                                PERCENT      PERCENT                 PERCENT
                                                   AMOUNT OR   OF TOTAL     INCREASE    AMOUNT OR   OF TOTAL
                                                    PERCENT     REVENUE    (DECREASE)    PERCENT     REVENUE
                                                   ---------  -----------  -----------  ---------  -----------
Revenues
  Health plan premiums...........................  $1,869,468       83.6%        30.0%  $1,438,554       81.1%
  Government contracts premiums..................    249,362        11.1         11.5     223,620        12.6
  Specialty services.............................     94,697         4.2         22.2      77,506         4.4
  Investment and other income....................     23,444         1.1        (30.5)     33,742         1.9
                                                   ---------       -----                ---------       -----
      Total revenues.............................  2,236,971       100.0         26.1   1,773,422       100.0
                                                   ---------       -----                ---------       -----
Expenses
  Health plan services...........................  1,618,093        72.3         34.4   1,203,695        67.9
  Government contracts health care services......    192,346         8.6         15.5     166,488         9.4
  Specialty services.............................     72,859         3.3          8.2      67,307         3.8
  Selling, general and administrative ("SG&A")...    248,446        11.1         22.1     203,442        11.5
  Amortization and depreciation..................     31,505         1.4         27.0      24,804         1.4
  Interest.......................................     22,193         1.0         29.1      17,185         1.0
                                                   ---------       -----                ---------       -----
                                                   2,185,442        97.7         29.9   1,682,921        95.0
                                                   ---------       -----                ---------       -----
  Asset impairments related to FPA Medical
    Management...................................     50,000         2.2        100.0          --          --
  Merger, restructuring and other costs..........         --          --       (100.0)    346,109        19.5
  Gem costs......................................         --          --       (100.0)     57,500         3.2
                                                   ---------       -----                ---------       -----
                                                      50,000         2.2        (87.6)    403,609        22.7
                                                   ---------       -----                ---------       -----
      Total expenses.............................  2,235,442        99.9          7.1%  2,086,530       117.7
                                                   ---------       -----                ---------       -----
Income (loss) from continuing operations before
  income taxes...................................      1,529         0.1                 (313,108)      (17.7)
Income tax provision (benefit)...................        573         0.0                 (107,316)       (6.1)
                                                   ---------       -----                ---------       -----
Income (loss) from continuing operations.........  $     956         0.1%               $(205,792)      (11.6)%
                                                   ---------       -----                ---------       -----
                                                   ---------       -----                ---------       -----
Earnings (loss) per share from continuing
  operations:
    Basic........................................  $    0.01                            $   (1.64)
    Diluted......................................  $    0.01                            $   (1.64)
Weighted average common and common stock
  equivalent shares outstanding:
    Basic........................................    121,957                              125,306
    Diluted......................................    122,335                              125,777
Operating ratios:
  Health plan medical care ratio.................       86.6%                                83.7%
  Government contracts medical care ratio........       77.1                                 74.5
  Specialty services medical care ratio..........       76.9                                 86.8
  SG&A as a percent of health plan and government
    contracts revenues...........................       11.7                                 12.2

                        FOUNDATION HEALTH SYSTEMS, INC.

                     LINE OF BUSINESS FINANCIAL INFORMATION

                             CONTINUING OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED            SIX MONTHS ENDED JUNE
                                                              JUNE 30, 1998                    30, 1997
                                                   -----------------------------------  ----------------------
                                                                PERCENT      PERCENT                 PERCENT
                                                   AMOUNT OR   OF TOTAL     INCREASE    AMOUNT OR   OF TOTAL
                                                    PERCENT     REVENUE    (DECREASE)    PERCENT     REVENUE
                                                   ---------  -----------  -----------  ---------  -----------
Revenues
  Health plan premiums...........................  $3,713,952       84.2%        29.9%  $2,858,299       80.6%
  Government contracts premiums..................    462,989        10.5         (1.4)    469,654        13.3
  Specialty services.............................    185,810         4.2         19.5     155,536         4.4
  Investment and other income....................     49,594         1.1        (17.3)     59,952         1.7
                                                   ---------       -----                ---------       -----
      Total revenues.............................  4,412,345       100.0         24.5   3,543,441       100.0
                                                   ---------       -----                ---------       -----
Expenses
  Health plan services...........................  3,202,596        72.6         34.3   2,384,703        67.3
  Government contracts health care services......    355,637         8.1         (0.5)    357,400        10.1
  Specialty services.............................    146,067         3.3         10.2     132,566         3.7
  Selling, general and administrative ("SG&A")...    506,854        11.5         21.3     417,977        11.8
  Amortization and depreciation..................     62,346         1.4         26.0      49,488         1.4
  Interest.......................................     44,054         1.0         37.1      32,123         0.9
                                                   ---------       -----                ---------       -----
                                                   4,317,554        97.9         28.0   3,374,257        95.2
                                                   ---------       -----                ---------       -----
  Asset impairments related to FPA Medical
    Management...................................     50,000         1.1        100.0      --          --
  Merger, restructuring and other costs..........     --          --           (100.0)    346,109         9.8
  Gem costs......................................     --          --           (100.0)     57,500         1.6
                                                   ---------       -----                ---------       -----
                                                      50,000         1.1        (87.6)    403,609        11.4
                                                   ---------       -----                ---------       -----
      Total expenses.............................  4,367,554        99.0         15.6   3,777,866       106.6
                                                   ---------       -----                ---------       -----
Income (loss) from continuing operations before
  income taxes...................................     44,791         1.0                 (234,425)       (6.6)
Income tax provision (benefit)...................     17,597         0.4                  (76,257)       (2.1)
                                                   ---------       -----                ---------       -----
Income (loss) from continuing operations.........  $  27,194         0.6%               $(158,168)       (4.5)%
                                                   ---------       -----                ---------       -----
                                                   ---------       -----                ---------       -----
Earnings (loss) per share from continuing
  operations:
    Basic........................................  $    0.22                            $   (1.26)
    Diluted......................................  $    0.22                            $   (1.26)
Weighted average common and common stock
  equivalent shares outstanding:
    Basic........................................    121,786                              125,302
    Diluted......................................    122,117                              125,735
Operating ratios:
  Health plan medical care ratio.................       86.2%                                83.4%
  Government contracts medical care ratio........       76.8                                 76.1
  Specialty services medical care ratio..........       78.6                                 85.2
  SG&A as a percent of health plan and government
    contracts revenues...........................       12.1                                 12.6

                        FOUNDATION HEALTH SYSTEMS, INC.

                          LINE OF BUSINESS INFORMATION

                             CONTINUING OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                JUNE 30, 1998        JUNE 30, 1997
                                                           ------------------------  -------------
                                                                          PERCENT
                                                                         INCREASE
                                                           ENROLLMENT   (DECREASE)    ENROLLMENT
                                                           -----------  -----------  -------------
Health Plan
  Commercial.............................................       3,524         23.7%        2,849
  Medicare risk..........................................         319         26.6           252
  Medicaid...............................................         550         55.8           353
                                                                -----                      -----
                                                                4,393         27.2         3,454
Government
  CHAMPUS PPO and indemnity..............................         821        (12.8)          941
  CHAMPUS HMO............................................         742         19.7           620
                                                                -----                      -----
                                                                1,563          0.1         1,561
                                                                -----                      -----
  Combined...............................................       5,956         18.8%        5,015
                                                                -----                      -----
                                                                -----                      -----

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

    Government health care receivables and payables are best estimates of payments that are ultimately collectible or payable. Since these amounts are subject to government audit and negotiation, amounts ultimately collected may vary from current estimates. Additionally, the timely collection of such receivables is also impacted by government audit and negotiation.

    For the six months ended June 30, 1998, cash used for operating activities was $356.5 million compared to $323.2 million in the same six month period of 1997. This use of cash for operating activities in 1998 was due primarily to a level of operating performance which was below the prior year level, the timing of receipt of payments under federal and state Medicare and Medicaid contracts, a reduction of claims inventory, payments for merger, restructuring and other costs, regulatory deposits required in the Northeast, CHAMPUS contract bid price adjustment payments and physician risk sharing payments.

    Net cash used by investing activities was $79.6 million during the first six months of 1998 as compared to $242.0 million of net cash provided by investing activities during the same period in 1997. The change is due primarily to higher net purchases of securities available for sale and higher capital spending during the 1998 period as well as FPA's redemption of a note payable in the June, 1997 quarter carried as an other asset on the Company's balance sheet.

    Net cash generated from financing activities was $127.4 million in the six months ended June 30, 1998 as compared to $32.4 million during the same period in 1997. The net change in the first six months of 1998 compared to the same period in 1997 was due primarily to additional borrowings under the revolving line of credit primarily for capital contributions to acquired subsidiaries in the Northeast, payments to regulated subsidiaries in the discontinued operations segment under corporate tax sharing agreements and loan repayments to the Federal Services subsidiary to cover bid price adjustment payments and other cash needs of that subsidiary. Additionally, no purchases of treasury stock or debt repayments were made in 1998 as had occurred in the 1997 period.

    The Company has a $1.5 billion credit facility (the "Credit Facility") with Bank of America as Administrative Agent for the Lenders thereto, which was amended by Amendments dated April 6 and July 31, 1998 with the Lenders (the "Amendments"). All previous revolving credit facilities were terminated and rolled into the Credit Facility on July 8, 1997. At the election of the Company, and subject to customary covenants, loans are initiated on a bid or committed basis and carry interest at offshore or domestic rates, at the applicable LIBOR Rate plus margin or the bank reference rate. Actual rates on borrowings under the Credit Facility vary, based on competitive bids and the Company's unsecured credit rating at the time of the borrowing. Under the Amendments, the Company's public issuer rating becomes the exclusive means of setting the facility fee and borrowing rates under the Credit Facility. In addition, certain covenants including financial covenants were amended. The Credit Facility is available for five years, until July 2002, but it may be extended under certain circumstances for two additional years. Due to operating and investing requirements, the outstanding balance under the Credit Facility has increased from $1.265 billion at December 31, 1997, to $1.31 billion at March 31, 1998, to $1.38 billion at June 30, 1998. As of August 10, 1998 $1.39 billion was outstanding under the Credit Facility.

    The Company's subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. The long-term portion of principal and interest payments under the California Wellness Foundation Notes issued by the Company in connection with the Health Net conversion is subordinated to Health Net meeting tangible equity requirements under applicable California statutes and regulations. As of June 30, 1998, the Company's subsidiaries were in compliance with minimum capital requirements.

    Legislation has been or may be enacted in certain states in which the Company's subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders. The Company's HMO subsidiary operating in New Jersey was required to increase its statutory deposits by approximately $29 million in 1998 pursuant to such legislation.

    The Company believes that cash from operations, existing working capital, lines of credit and funds from planned divestitures of business are adequate to fund existing obligations, introduce new products and services, and continue to develop health care-related businesses, assuming that the Company completes its previously announced workers' compensation divestiture on schedule and substantially achieves its financial performance objectives for the balance of 1998. Such cash adequacy also assumes that no substantial additional statutory deposits are imposed upon the Company's operating subsidiaries prior to successful completion of these assumptions. In the event these assumptions are not achieved, the Company may be required to pursue alternate financing arrangements in order to maintain adequate liquidity.

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

    The Company is evaluating on an ongoing basis the related costs to resolve these potential Year 2000 problems. The total current cost estimate for the Year 2000 project is between $13 and $17 million. These costs will continue to be incurred during 1998 and 1999 and are expensed as incurred.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    The Company uses a value-at-risk model to assess the market risk of its investments. The estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models which seek to predict risk of loss based on historical price and volatility patterns. The Company's measured value at risk for its investments from continuing operations, using a 95 percent confidence level, was approximately $4.0 million at June 30, 1998.

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

    In addition, the Company has some interest rate market risk due to its borrowings. Notes payable, capital leases and other financing arrangements totaled $1.4 billion at June 30, 1998 and the related average interest rate was 6.1% (which interest rate is subject to change pursuant to the terms of the Credit Facility). See a description of the Credit Facility under "Liquidity and Capital Resources." The table below presents the expected cash flows of market risk sensitive instruments at June 30, 1998. These cash flows include both expected principal and interest payments consistent with the terms of the outstanding debt as of June 30, 1998 (dollars in thousands).

                                1998       1999        2000       2001         2002       BEYOND       TOTAL
                              ---------  ---------  ----------  ---------  ------------  ---------  ------------
Long-term Borrowings
  Fixed Rate................  $   3,695  $   4,329  $   26,830  $   2,540  $      2,541  $  19,999  $     59,934
  Floating Rate.............     84,151     82,938      82,938     82,938     1,421,469     --         1,754,434
                              ---------  ---------  ----------  ---------  ------------  ---------  ------------
Total.......................  $  87,846  $  87,267  $  109,768  $  85,478  $  1,424,010  $  19,999  $  1,814,368
                              ---------  ---------  ----------  ---------  ------------  ---------  ------------
                              ---------  ---------  ----------  ---------  ------------  ---------  ------------

DISCONTINUED OPERATIONS

    The Company has entered into a definitive agreement to sell its risk-assuming workers' compensation insurance businesses which represent a separate segment of business. Therefore the results of these businesses have been reported as discontinued operations.

    The Company's measured value-at-risk of its investments from discontinued operations at a 95 percent confidence level, at June 30, 1998 was approximately $5.5 million.

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

    In connection with the Merger, the Company also, among other things, amended the Company's By-Laws to effect certain changes to the governance provisions of the Company following the Merger, including provisions related to the structure of the Company's Board of Directors and the committees of the Company's Board of Directors. Except in certain circumstances, during a transition period following the consummation of the Merger and up to, but not including, the election of directors at the Company's May 2000 Annual Meeting of Stockholders, the Company's Board of Directors is to consist of 11 members to be designated as set forth in the Company's Certificate of Incorporation and By-Laws. Pursuant to such designations the Company's Board of Directors is currently comprised of the following ten members (there currently exists one vacancy on the Board of Directors which vacancy is in the process of being filled): J. Thomas Bouchard, George Deukmejian, Thomas T. Farley, Patrick Foley, Earl B. Fowler, Roger F. Greaves, Richard W. Hanselman, Malik M. Hasan, M.D., Richard J. Stegemeier and Raymond S. Troubh. As set forth under the heading "Recent Developments" below, Dr. Hasan has agreed that, in connection with his recent retirement, he will resign from the Board of Directors sometime between September 30, 1998 and March 1, 1999.

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

    Recently the Company moved to disqualify the law firm representing certain of the individual defendants. The trial court granted the Company's motion, and the law firm and its clients have appealed such decision. In addition, the trial court granted a stay of the case in order to permit the law firm to appeal. Although the briefing for such appeal has been completed, no date has been set for orally arguing the appeal. Prior to the stay the case was in the early stages of discovery, and no trial date has yet been set.

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

    The case went to trial in April of 1997 against Gem and the agent. A jury verdict was ultimately rendered awarding the Plaintiffs $1 million in compensatory damages and assessing fault 97% to Gem and 3% to the agent, Mark Davis. In addition, the jury awarded $15 million in punitive damages against Gem. Thereafter, the plaintiffs filed a motion seeking to recover an additional $4 million in attorneys' fees, and Gem filed post-trial motions for judgment notwithstanding the verdict, for a new trial and for remittitur of the jury verdict. Gem's motion for judgment notwithstanding the verdict was denied. The court granted Gem's motion for remittitur and remitted the jury verdict to an award of $1 million in compensatory damages and $2 million in punitive damages. The court further ordered that if the plaintiffs did not accept the remittitur order, Gem's motion for new trial would be granted. The plaintiffs accepted the court's remittitur. The court also awarded plaintiffs approximately $233,000 in attorneys' fees and interest.

    Notwithstanding the plaintiffs' acceptance of the court's remittitur, Gem planned to appeal the verdict. However, Gem and the plaintiffs reached agreement to settle the case in May of 1998 for an undisclosed amount thus avoiding any further costs associated with an appeal or new trial.

    FPA MEDICAL MANAGEMENT, INC.

    Since May 1998, several complaints (the "FPA Complaints") have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. ("FPA") at various times between February 3, 1997 and May 15, 1998. The

FPA Complaints name as defendants FPA, certain of FPA's present and former officers and directors, FPA's auditors, the Company and certain of the Company's former officers. The FPA Complaints allege that the Company and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between the Company and FPA, about FPA's business and about the Company's 1997 sale of FPA common stock held by the Company. The Company has not formally responded to these complaints.

    Management believes these suits against the Company and its former officers are without merit and intends to defend the actions vigorously.

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

    Under the Credit Agreement, as amended pursuant to the First Amendment and Waiver to Credit Agreement dated as of April 6, 1998 (the "First Amendment") and the Second Amendment to Credit Agreement dated as of July 31, 1998 (the "Second Amendment" and, together with the First Amendment, the "Amendments") with the Banks, the Company is: (i) obligated to maintain certain covenants keyed to the Company's financial condition and performance (including a Total Leverage Ratio and Fixed Charge Ratio); (ii) obligated to limit liens; (iii) subject to customary covenants, including (A) disposition of assets only in the ordinary course and generally at fair value and (B) restrictions on acquisitions, mergers, consolidations, loans, leases, joint ventures, contingent obligations and certain transactions with affiliates; (iv) permitted to sell the Company's workers' compensation insurance business, provided that the net proceeds shall be applied towards repayment of the outstanding Loans under the Credit Agreement; and (v) permitted to incur additional indebtedness in an aggregate amount not to exceed $1,000,000,000 upon certain terms and conditions, including mandatory prepayment of the outstanding Loans with a certain portion of the proceeds from the issuance of such indebtedness, resulting in a permanent reduction of the aggregate amount of commitments under the Credit Agreement by the amount so prepaid. The Amendments also provided for an increase in the interest and facility fees under the Credit Agreement. A copy of the Second Amendment is included as Exhibit 10.65 to this Quarterly Report on Form 10-Q.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 7, 1998, the Company held its 1998 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders voted upon a proposal to elect three directors for a term of three years. The following provides voting information for all matters voted upon at the Annual Meeting, and includes a separate tabulation with respect to each nominee for director:

DIRECTOR NOMINEE                                    VOTES FOR       VOTES AGAINST     VOTES WITHHELD
------------------------------------------------  -------------  -------------------  --------------
Roger F. Greaves................................    107,743,070               0           1,322,632

Richard W. Hanselman............................    107,702,860               0           1,362,842

Raymond S. Troubh...............................    107,745,813               0           1,319,889

    Each of Messrs. Greaves, Hanselman and Troubh were elected as a Class II director for a three-year term at the Annual Meeting. Other directors whose term of office as directors continued after the Annual Meeting were: J. Thomas Bouchard, Gov. George Deukmejian, Thomas T. Farley, Patrick Foley, Adm. Earl B. Fowler, Malik M. Hasan, M.D. and Richard J. Stegemeier.

    In total, 111,308,582 shares of Class A Common Stock were eligible to vote at the Annual Meeting, 109,065,702 shares were voted at the Annual Meeting and 2,242,880 were unvoted at the Annual Meeting.

    No other matters were submitted to a vote of the Company's security holders during the quarter ended June 30, 1998.

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

    Under the relevant provisions of California law, when a corporation converts from nonprofit to for-profit corporate status, the equivalent of the fair market value of the nonprofit corporation must be contributed to a successor charity that has a charitable purpose consistent with the purposes of the nonprofit entity. The CWF was formed to be the charitable recipient of the conversion settlement when Health Net (a subsidiary of the Company) effected a conversion from nonprofit to for-profit status, which occurred in February 1992 (the "Conversion"). In connection with the Conversion, Health Net issued to the CWF promissory notes in the original principal amount of $225 million (the "CWF Notes") and shares of Class B Common Stock (which immediately prior to the business combination involving HNMH and QualMed, Inc. were split to become 25,684,152 shares of Class B Common Stock then held by the CWF). While such shares are held by the CWF, they are entitled to the same economic benefit as Class A Common Stock, but are non-voting in nature. If the CWF sells or transfers such shares to an unrelated third party, they automatically convert to Class A Common Stock. As of June 30, 1998, approximately $18.4 million in principal of the CWF Notes remained outstanding.

    On February 25, 1998, the CWF notified the Company of its intention to sell up to 8,026,000 shares of Class B Common Stock pursuant to the CWF Registration Rights Agreement in an underwritten public offering. Pursuant to the terms of the CWF Registration Rights Agreement, the Company upon receipt of a notification under such agreement must prepare and file a registration statement with respect to such shares with the Securities and Exchange Commission as expeditiously as possible but in no event later than 90 days following receipt of the notice, subject to certain exceptions. Pursuant to the terms of a letter agreement dated June 1, 1998 between the CWF and the Company (the "Letter Agreement"), the Company provided its consent under the CWF Registration Rights Agreement to permit the CWF to sell certain shares of Class B Common Stock in private sales transactions (subject to the terms and conditions set forth in such Letter Agreement) in lieu of such underwritten public offering. Effective June 18, 1998, the CWF sold 5,250,000 shares of Class B Common Stock to unrelated third parties in accordance with the Letter Agreement, which shares of Class B Common Stock sold by the CWF automatically converted on a one-for-one basis into shares of Class A Common Stock. Pursuant to the terms of the Letter Agreement, all of such 5,250,000 shares sold reduced the number of shares subject to registration under the CWF Registration Rights Agreement on a one-for-one basis. As a result of such sales, the CWF currently holds 5,047,642 shares of Class B Common Stock.

    As of December 31, 1998, the various volume and manner of sale restrictions contained in the CWF Shareholder Agreement referred to above expire pursuant to the terms of such agreement.

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

    In this connection, on May 5, 1998 the Company entered into a definitive agreement (the "Workers' Compensation Sale Agreement") to sell its risk-assuming workers' compensation insurance operations (the

"Workers' Compensation Operations") to Superior National Insurance Group, Inc. of Calabasas, California ("Superior National"). The transaction, subject to customary closing conditions including regulatory approvals and a favorable vote from Superior National's shareholders, is expected to close in the fourth quarter of 1998 and is expected to yield the Company approximately $290 million in cash net of tax considerations and the cost of reinsurance.

    As required under the terms of the Workers' Compensation Sale Agreement, the Company has obtained a commitment from a third party reinsurance company to purchase reinsurance that will cover up to $150 million of adverse loss development in the Workers' Compensation Operations for losses incurred through December 31, 1997. Such reinsurance coverage was increased by $25 million for adverse loss development incurred in 1998 in exchange for additional purchase price consideration pursuant to the terms of the Workers' Compensation Sales Agreement at Superior National's request. A copy of the Workers' Compensation Sale Agreement was filed as Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

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

    OTHER POTENTIAL DIVESTITURES

    The Company is presently reviewing possible plans to either divest or wind-down its HMO operations in the states of Texas, Louisiana and Oklahoma due to inadequate returns on invested capital. The Company is presently reviewing exit strategies for such states' businesses (including potential sale transactions).

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

    FPA MEDICAL MANAGEMENT, INC.

    On July 19, 1998, FPA Medical Management, Inc. ("FPA") filed for bankruptcy protection under Chapter 11 of the federal Bankruptcy Code. FPA, through its affiliated medical groups, currently provides services to approximately 150,000 of the Company's members in Arizona and California. FPA has indicated that it will discontinue its medical group operations in these markets.

    The Company announced on August 5, 1998 that it would record a $50 million nonrecurring charge in its second quarter ended June 30, 1998, primarily related to real estate assets currently leased to FPA. Elements of the charge include approximately $35 million for real estate asset impairment, approximately $10 million for a note from a prior California IPA sale to FPA and approximately $5 million in other items related to FPA.

    In 1996, Foundation Health Corporation ("FHC"), a predecessor to the Company, sold certain medical groups and IPAs to FPA for approximately $220 million in total consideration. As part of the transaction, FHC retained ownership of the related medical clinics and leased them to FPA. FPA was contractually committed to a deferred purchase of these clinics at a purchase price equal to the Company's book value in the assets. It is the value of these clinics that is being written down in connection with the above-referenced charge. As part of the total consideration for the FPA transaction FHC received approximately four million shares of FPA common stock and secured notes. The Company sold all of these shares in the second quarter of 1997 for $79 million and, during the same period, FPA redeemed all of such notes.

    HEADQUARTERS DESIGNATION

    On June 25, 1998, the Board of Directors of the Company formally designated Los Angeles, California as the corporate headquarters of the Company, with the physical offices of such corporate headquarters to be located in Woodland Hills, California.

    EXECUTIVE OFFICER CHANGES

    On August 7, 1998, the Company announced that Malik M. Hasan, M.D. had retired as Chief Executive Officer of the Company and that Dr. Hasan would continue as non-executive Chairman of the Board of Directors of the Company until sometime between September 30, 1998 and March 1, 1999, at which time Dr. Hasan would resign as Chairman of the Board of Directors and as a director. In connection with such retirement, the Company and Dr. Hasan entered into an Early Retirement Agreement which provided for, among other matters, the termination of Dr. Hasan's Employment Agreement with the Company and for certain payments and releases, a copy of which agreement has been filed as an exhibit to this Quarterly Report on Form 10-Q.

    Due to Dr. Hasan's retirement, Jay M. Gellert, formerly President and Chief Operating Officer of the Company, became President and Chief Executive Officer of the Company as of August 7, 1998. As a result, Mr. Gellert is directly responsible for the Company's strategic direction with all senior line and staff management reporting directly to him. The Company also announced that a new Chairman of the Board of Directors will be named when Dr. Hasan leaves the post next year.

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

      10.4   Severance Payment Agreement dated March 31, 1997 between the Company and Health Net and James J.
               Wilk (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein)

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

      10.26  Employment Letter Agreement dated June 4, 1996 between Arthur M. Southam and the Company and
               Health Net (filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1996, which is incorporated by reference herein)

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

      10.48  Stock and Note Purchase Agreement by and between FHC, Jonathan H. Schoff, M.D., FPA Medical
               Management, Inc., FPA Medical Management of California, Inc. and FPA Independent Practice
               Association dated as of June 28, 1996 (filed as Exhibit 10.109 to FHC's Annual Report on Form
               10-K for the year ended June 30, 1996, which is incorporated by reference herein).

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

      10.64  First Amendment and Waiver to Credit Agreement, dated as of April 6, 1998, among the Company,
               Bank of America National Trust and Savings Association and the Banks (as defined therein),
               (filed as Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1998, which is incorporated by reference herein).

     *10.65  Second Amendment to Credit Agreement, dated as of July 31, 1998, among the Company, Bank of
               America National Trust and Savings Association and the Banks (as defined therein), a copy of which is filed herewith.

      10.66  Purchase Agreement by and between Foundation Health Corporation and Superior National Insurance
               Group, Inc., dated as of May 5, 1998, (filed as Exhibit 10.65 to the Company's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1998, which is incorporated by reference herein).

      10.67  Employment Letter Agreement between the Company and Dale Terrell dated December 31, 1997 (filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended December 31,
               1997, which is incorporated by reference herein).

      10.68  Employment Letter Agreement between the Company and Steven P. Erwin dated March 11, 1998 (filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31,
               1997, which is incorporated by reference herein).

      10.69  Employment Agreement, dated as of December 31, 1997, between the Company and Maurice Costa
               (filed as Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1997, which is incorporated by reference herein).

      10.70  Employment Agreement, dated as of December 31, 1997, between the Company and Robert L. Natt
               (filed as Exhibit 10.74 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1997, which is incorporated by reference herein).

      10.71  Employment Letter Agreement, dated October 10, 1997, between the Company and Alex Labak (filed as Exhibit 10.75 to the Company's Annual Report on Form 10-K for the year ended December 31,
               1997, which is incorporated by reference herein).

      10.72  Employment Letter, dated June 9, 1995, between Philip Katz, Ph.D. and Health Net (filed as
               Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31,
               1995, which is incorporated by reference herein).

     *10.73  Employment Letter Agreement, dated June 25, 1998, between the Company and B. Curtis Westen, a copy of which is filed herewith.

     *10.74  Employment Letter Agreement, dated July 31, 1998, between the Company and Michael White, a copy of which is filed herewith.

     *10.75  Letter Agreement, dated June 1, 1998, between the Company and The California Wellness
               Foundation, a copy of which is filed herewith.

     *10.76  Form of Severance Payment Agreement entered into between the Company and various of its executive officers on April 6, 1998, a copy of which is filed herewith.

     *10.77  Early Retirement Agreement, dated as of August 6, 1998, between the Company and Malik M. Hasan,
               M.D., a copy of which is filed herewith.

      11.1   Statement relative to computation of per share earnings of the Company (included in the notes to the Financial Statements contained in this Quarterly Report on Form 10-Q).

     *21.1   Subsidiaries of the Company, a copy of which is filed herewith.

     *27.1   Financial Data Schedule, a copy of which has been filed with the EDGAR version of this filing.

------------------------

*   A copy of the Exhibit is filed herewith.

    (b) Reports on Form 8-K

    No Current Reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FOUNDATION HEALTH SYSTEMS, INC.
                                (REGISTRANT)

Date: August 14, 1998           By:
                                     -----------------------------------------
                                                   Jay M. Gellert
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: August 14, 1998           By:
                                     -----------------------------------------
                                                  Steven P. Erwin
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER