Form 10-Q
period 1998-09-30
FOUNDATION HEALTH SYSTEMS INC
filed 1998-11-16
CIK 916085

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

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

    As of November 10, 1998, 117,143,066 shares of Class A Common Stock, $.001 par value per share, were outstanding (exclusive of 3,194,374 shares held as treasury stock) and 5,047,642 shares of Class B Common Stock, $.001 par value per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FOUNDATION HEALTH SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                                                                                                 PAGE
                                                                                                 ---
PART I--FINANCIAL INFORMATION
Item 1--Financial Statements
  Condensed Consolidated Balance Sheets, September 30, 1998 and December 31, 1997..............   3
  Condensed Consolidated Statements of Operations for the Third Quarter Ended September 30,
    1998 and 1997..............................................................................   4
  Condensed Consolidated Statements of Operations for the Nine Months Ended
    September 30, 1998 and 1997................................................................   5
  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
    September 30, 1998 and 1997................................................................   6
  Notes to Condensed Consolidated Financial Statements.........................................   7
Item 2--Management's Discussion and Analysis of Financial Condition and Results of
  Operations...................................................................................  12
Item 3--Quantitative and Qualitative Disclosures About Market Risk.............................  24

PART II--OTHER INFORMATION
Item 1--Legal Proceedings......................................................................  26
Item 2--Changes in Securities..................................................................  27
Item 3--Defaults Upon Senior Securities........................................................  29
Item 4--Submission of Matters to a Vote of Security Holders....................................  29
Item 5--Other Information......................................................................  29
Item 6--Exhibits and Reports on Form 8-K.......................................................  33
Signatures.....................................................................................  41

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        FOUNDATION HEALTH SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  ------------
                                                                                      (UNAUDITED)
                                                     ASSETS

  Cash and cash equivalents.........................................................   $   389,896    $  559,360
  Securities available for sale.....................................................       523,780       553,001
  Premiums receivable, net..........................................................       257,966       224,383
  Amounts receivable under government contracts.....................................       275,378       272,060
  Deferred taxes....................................................................       248,399       213,695
  Reinsurance and other receivables.................................................       153,168       130,875
  Other assets......................................................................       132,313       223,900
  Net assets of discontinued operations.............................................       273,362       267,713
                                                                                      -------------  ------------
    Total current assets............................................................     2,254,262     2,444,987
  Securities held to maturity.......................................................        11,209        12,885
  Property and equipment, net.......................................................       408,017       427,149
  Goodwill and other intangible assets, net.........................................     1,017,089     1,044,727
  Other assets......................................................................       179,980       146,602
                                                                                      -------------  ------------
    Total Assets....................................................................   $ 3,870,557    $4,076,350
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Reserves for claims and other settlements.........................................   $   874,820    $  967,815
  Unearned premiums.................................................................       134,469       244,340
  Notes payable and capital leases..................................................         2,043         3,593
  Amounts payable under government contracts........................................        71,554        78,441
  Accounts payable and other liabilities............................................       395,635       470,483
                                                                                      -------------  ------------
    Total current liabilities.......................................................     1,478,521     1,764,672
  Notes payable and capital leases..................................................     1,431,360     1,308,979
  Other liabilities.................................................................       112,755       106,725
                                                                                      -------------  ------------
    Total Liabilities...............................................................     3,022,636     3,180,376
                                                                                      -------------  ------------
  Stockholders' Equity:
  Common stock and additional paid-in capital.......................................       634,892       628,735
  Retained earnings.................................................................       308,969       370,394
  Unrealized investment losses, net of taxes........................................          (109)       (7,324)
  Common stock held in treasury, at cost............................................       (95,831)      (95,831)
                                                                                      -------------  ------------
    Total Stockholders' Equity......................................................       847,921       895,974
                                                                                      -------------  ------------
    Total Liabilities and Stockholders' Equity......................................   $ 3,870,557    $4,076,350
                                                                                      -------------  ------------
                                                                                      -------------  ------------

           See Notes to Condensed Consolidated Financial Statements.

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                           THIRD QUARTER ENDED
                                                                                               SEPTEMBER 30
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
REVENUES
  Health plan premiums................................................................  $  1,852,797  $  1,446,122
  Government contracts revenues.......................................................       242,584       228,863
  Specialty services..................................................................        98,132        89,013
  Investment and other income.........................................................        20,441        29,381
                                                                                        ------------  ------------
  Total revenues......................................................................     2,213,954     1,793,379
                                                                                        ------------  ------------
EXPENSES
  Health plan services................................................................     1,661,460     1,221,798
  Government contracts health care services...........................................       188,501       163,398
  Specialty services..................................................................        84,327        77,267
  Selling, general and administrative.................................................       263,026       194,391
  Amortization and depreciation.......................................................        32,599        23,992
  Interest............................................................................        23,626        15,452
                                                                                        ------------  ------------
                                                                                           2,253,539     1,696,298
                                                                                        ------------  ------------

  Asset impairments and other charges related to FPA Medical Management...............        28,130       --
  Restructuring charges...............................................................        21,183       --
  Other charges.......................................................................        38,674       --
                                                                                        ------------  ------------
                                                                                              87,987       --
                                                                                        ------------  ------------
    Total expenses....................................................................     2,341,526     1,696,298
                                                                                        ------------  ------------
Income (loss) from continuing operations before income taxes..........................      (127,572)       97,081
Income tax provision (benefit)........................................................       (38,953)       37,278
                                                                                        ------------  ------------
Income (loss) from continuing operations..............................................       (88,619)       59,803
Income from discontinued operations...................................................       --              9,098
                                                                                        ------------  ------------
NET INCOME (LOSS).....................................................................  $    (88,619) $     68,901
                                                                                        ------------  ------------
                                                                                        ------------  ------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations...............................................................  $      (0.73) $       0.49
  Discontinued operations.............................................................       --               0.08
                                                                                        ------------  ------------
  Total...............................................................................  $      (0.73) $       0.57
                                                                                        ------------  ------------
                                                                                        ------------  ------------
WEIGHTED AVERAGE COMMON AND COMMON STOCK EQUIVALENT SHARES OUTSTANDING:
  Basic...............................................................................       122,133       121,281
  Diluted.............................................................................       122,133       121,908

           See Notes to Condensed Consolidated Financial Statements.

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
REVENUES
  Health plan premiums................................................................  $  5,566,749  $  4,304,421
  Government contracts revenues.......................................................       705,573       698,517
  Specialty services..................................................................       283,942       244,549
  Investment and other income.........................................................        70,035        89,333
                                                                                        ------------  ------------
  Total revenues......................................................................     6,626,299     5,336,820
                                                                                        ------------  ------------
EXPENSES
  Health plan services................................................................     4,864,056     3,606,501
  Government contracts health care services...........................................       544,138       520,798
  Specialty services..................................................................       230,394       209,833
  Selling, general and administrative.................................................       769,880       612,368
  Amortization and depreciation.......................................................        94,945        73,480
  Interest............................................................................        67,680        47,575
                                                                                        ------------  ------------
                                                                                           6,571,093     5,070,555
                                                                                        ------------  ------------

  Asset impairments and other charges related to FPA Medical Management...............        78,130       --
  Restructuring charges...............................................................        21,183       149,400
  Gem costs...........................................................................       --             57,500
  Other charges.......................................................................        38,674       196,709
                                                                                        ------------  ------------
                                                                                             137,987       403,609
                                                                                        ------------  ------------
  Total expenses......................................................................     6,709,080     5,474,164
                                                                                        ------------  ------------
Loss from continuing operations before income taxes...................................       (82,781)     (137,344)
Income tax benefit....................................................................       (21,356)      (38,979)
                                                                                        ------------  ------------
Loss from continuing operations.......................................................       (61,425)      (98,365)
Income from discontinued operations...................................................       --             25,619
                                                                                        ------------  ------------
NET LOSS..............................................................................  $    (61,425) $    (72,746)
                                                                                        ------------  ------------
                                                                                        ------------  ------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations...............................................................  $      (0.50) $      (0.79)
  Discontinued operations.............................................................       --               0.21
                                                                                        ------------  ------------
  Total...............................................................................  $      (0.50) $      (0.58)
                                                                                        ------------  ------------
                                                                                        ------------  ------------
WEIGHTED AVERAGE COMMON AND COMMON STOCK EQUIVALENT SHARES OUTSTANDING:
  Basic...............................................................................       121,903       123,947
  Diluted.............................................................................       121,903       123,947

           See Notes to Condensed Consolidated Financial Statements.

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)

                                                                          THIRD QUARTER     NINE MONTHS ENDED
                                                                              ENDED            SEPTEMBER 30
                                                                          SEPTEMBER 30,  ------------------------
                                                                              1998          1998         1997
                                                                          -------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................................   $   (88,619)  $   (61,425) $   (72,746)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
    Amortization and depreciation.......................................        32,599        94,945       73,480
    Changes in net assets of discontinued operations....................        (3,059)       (6,634)     (44,189)
    Asset impairments and other charges related to FPA Medical
      Management........................................................        22,000        57,000      --
    Other changes.......................................................        14,729        14,018        8,700
  Change in assets and liabilities, net of effects from acquisition of businesses:
    Premiums receivable and unearned subscriber premiums................        17,722      (143,454)    (124,701)
    Other assets........................................................        12,480       (50,676)    (175,013)
    Amounts receivable/payable under government contracts...............        23,692       (10,205)         212
    Reserves for claims and other settlements...........................        21,247       (92,995)    (120,062)
    Accounts payable and accrued liabilities............................        59,286       (44,977)     120,254
                                                                          -------------  -----------  -----------
Net cash provided by (used in) operating activities.....................       112,077      (244,403)    (334,065)
                                                                          -------------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale or maturity of securities available for sale.....................       175,940       600,914      536,329
  Purchases of securities available for sale............................      (133,599)     (567,382)    (298,726)
  Maturity or redemption of securities held to maturity.................         2,229         5,841        2,380
  Purchases of securities held to maturity..............................          (723)       (3,517)      (2,274)
  Purchases of property and equipment...................................       (28,317)     (105,580)     (75,681)
  Acquisition of business, net of cash acquired.........................       --            --           (16,114)
  Other.................................................................         4,683        10,360       98,546
                                                                          -------------  -----------  -----------
Net cash provided by (used in) investing activities.....................        20,213       (59,364)     244,460
                                                                          -------------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and employee stock
    purchases...........................................................           440        12,789       16,036
  Proceeds from issuance of notes and other financing arrangements......        10,000       125,560      579,582
  Repayment of debt and other liabilities...............................        (3,520)       (4,046)    (538,381)
  Purchase of treasury stock............................................       --            --          (108,287)
                                                                          -------------  -----------  -----------
Net cash provided by (used in) financing activities.....................         6,920       134,303      (51,050)
                                                                          -------------  -----------  -----------
Net increase (decrease) in cash and cash equivalents....................       139,210      (169,464)    (140,655)
Cash and cash equivalents, beginning of period..........................       250,686       559,360      487,938
                                                                          -------------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................   $   389,896   $   389,896  $   347,283
                                                                          -------------  -----------  -----------
                                                                          -------------  -----------  -----------

           See Notes to Condensed Consolidated Financial Statements.

                        FOUNDATION HEALTH SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

    The following notes should be read in conjunction with the notes to the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 included in the Foundation Health Systems, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997. Such consolidated financial statements and the management's discussion and analysis give retroactive effect to the FHS Combination which was accounted for as a pooling of interests and to the proposed sale of the Company's workers' compensation operations which has been accounted for as discontinued operations, all further described below.

NOTE 1 BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the interim periods presented. All adjustments presented in these condensed consolidated financial statements are of a normal recurring nature except as discussed in Notes 2 and 3 below. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Results of operations for the interim periods are not necessarily indicative of results to be expected for the full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

    The condensed consolidated financial statements give retroactive effect to the April 1, 1997 merger transaction (the "FHS Combination") involving Health Systems International, Inc. ("HSI") and Foundation Health Corporation ("FHC"). The FHS Combination was accounted for as a pooling of interests for accounting and financial reporting purposes. The pooling of interests method of accounting is intended to present, as a single interest, two or more common stockholder interests which were previously independent and assumes that the combining companies have been merged from inception. Consequently, the Company's condensed consolidated financial statements have been prepared and/or restated as though HSI and FHC always had been combined for all periods presented.

    The condensed consolidated financial statements give retroactive effect to reflect the Company's workers' compensation business as discontinued operations. On May 5, 1998, the Company entered into a definitive agreement to sell such workers' compensation insurance operations (see Note 4). The accompanying financial statements also have been restated to reflect the effects of the discontinued operations.

NOTE 2 ASSET IMPAIRMENT

    On July 19, 1998, FPA Medical Management, Inc. ("FPA") filed for bankruptcy protection under Chapter 11 of the federal Bankruptcy Code. FPA, through its affiliated medical groups, provided services to approximately 150,000 of the Company's affiliated members in Arizona and California. FPA has indicated that it will discontinue its medical group operations in these markets. As a result, the Company will have to find new tenants for, or sell, the 14 healthcare facilities it currently leases to FPA in these markets and make other arrangements for provider services to the Company's affiliated members.

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 2 ASSET IMPAIRMENT (CONTINUED)
    Management's analysis of this situation indicates that the likely replacement lease terms from these properties will be inadequate to enable the Company to sell the facilities and recover their carrying value. Based on management's best estimate of recovery for the real estate and the impairment of notes receivable and other Company assets due to the FPA bankruptcy filing, the Company recorded a charge of $50 million during the second quarter ended June 30, 1998. The Company recorded an additional $28.1 million charge during the third quarter ended September 30, 1998 which was primarily related to additional impairment in the value of real estate assets leased to FPA. Elements of the second and third quarter charges include approximately $57 million for real estate asset impairments, approximately $10 million for a note receivable impairment and approximately $11.1 million for other items.

NOTE 3 MERGER, RESTRUCTURING AND OTHER COSTS AND GEM COSTS

    Net restructuring costs of $149.4 million were recorded during the year ended December 31, 1997 related to the FHS Combination and the restructuring of the Company's Eastern Division health plans. As of September 30, 1998, $88.1 million of the net restructuring charge has resulted in cash outlays and $21.2 million is expected to require future outlays of cash. In addition, $70.4 million of merger costs, $118.6 million of other costs and $57.5 million of premium deficiency costs of Gem Insurance Company were recorded during 1997. It is expected that $10.6 million of these other charges will require future outlays of cash.

    During the third quarter ended September 30, 1998, excluding the $28.1 million related to the FPA bankruptcy (see Note 2), the Company recorded $146.9 million of restructuring and other charges. These charges were primarily related to severance costs of $21.2 million related to staff reductions in selected health plans and the corporate centralization and consolidation; other special charges totaling $38.7 million related to the adjustment of amounts due from a hospital system that filed bankruptcy totaling $18.6 million, premium deficiency reserves for certain of the Company's non-core health plans totaling $12.0 million, $8.1 million related to other items; and other charges, mostly related to contractual adjustments included primarily in health care costs totaling $87.0 million. As of September 30, 1998, $23.4 million of the total $175 million has resulted in cash outlays and $64.4 million is expected to require future outlays of cash.

NOTE 4 DISCONTINUED OPERATIONS

    The Company revised its strategy of maintaining a presence in the workers' compensation insurance business and thereby adopted a plan to discontinue this segment of its business through divestiture of its workers' compensation insurance subsidiaries. As a result, the Company is reporting its workers' compensation insurance segment as discontinued operations for each period presented in the condensed consolidated financial statements. Consistent with the foregoing, on May 5, 1998 the Company entered into a definitive agreement to sell its workers' compensation insurance operations to Superior National Insurance Group, Inc. The transaction is expected to close in the fourth quarter of 1998 and is expected to yield the Company, following the settlement of various contractual obligations, approximately $200 million in cash without giving effect to expected positive tax considerations.

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 4 DISCONTINUED OPERATIONS (CONTINUED)
    The following sets forth the summarized balance sheets as of September 30, 1998 and December 31, 1997 and results of operations for the third quarter and nine-month periods ended September 30, 1998 and 1997 for the workers' compensation insurance companies to be sold (in thousands):

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  ------------
Total assets........................................................................   $ 1,288,970    $1,260,335
Total liabilities...................................................................     1,030,992     1,000,815
                                                                                      -------------  ------------
Net assets..........................................................................       257,978       259,520
Amounts to reconcile to net assets from discontinued operations:
  Elimination of net notes payable and other net receivables........................       112,589       107,193
  Loss on disposition...............................................................       (97,205)      (99,000)
                                                                                      -------------  ------------
Net assets from discontinued operations.............................................   $   273,362    $  267,713
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                                                     THIRD QUARTER ENDED     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                                    ---------------------  ----------------------
                                                                      1998        1997        1998        1997
                                                                    ---------  ----------  ----------  ----------
Total revenues....................................................  $  59,383  $  138,320  $  291,047  $  406,541
Total expenses....................................................     45,315     127,749     301,610     377,406
                                                                    ---------  ----------  ----------  ----------
Income (loss) before income taxes.................................     14,068      10,571     (10,563)     29,135
Provision (benefit) for income taxes..............................      3,755       1,473      (8,768)      3,516
                                                                    ---------  ----------  ----------  ----------
Net income (loss).................................................     10,313       9,098      (1,795)     25,619
Income (loss) after measurement date anticipated in loss on
  disposition.....................................................     10,313      --          (1,795)     --
                                                                    ---------  ----------  ----------  ----------
Net income from discontinued operations...........................  $  --      $    9,098  $   --      $   25,619
                                                                    ---------  ----------  ----------  ----------
                                                                    ---------  ----------  ----------  ----------

    The loss on disposition of $99 million recorded at December 31, 1997 included the anticipated results of operations through the disposal date and therefore the net income (loss) of $10.3 million and $(1.8) million for the third quarter and nine-month periods ended September 30, 1998, respectively, are not reflected on the Company's condensed consolidated statements of operations for those respective periods.

NOTE 5 COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." This standard requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources which is defined as net income plus direct

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 5 COMPREHENSIVE INCOME (CONTINUED)
adjustments to stockholders' equity such as unrealized investment adjustments. The Company's comprehensive income pursuant to such standard is as follows (in thousands):

                                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                    ----------------------  ----------------------
                                                                       1998        1997        1998        1997
                                                                    ----------  ----------  ----------  ----------
Net income (loss).................................................  $  (88,619) $   68,901  $  (61,425) $  (72,746)
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities not included in net
    income........................................................       6,039       4,064       7,215      (6,698)
                                                                    ----------  ----------  ----------  ----------
Comprehensive income (loss).......................................  $  (82,580) $   72,965  $  (54,210) $  (79,444)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

NOTE 6 EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share excludes dilution and reflects income or loss divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings (loss) per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (all of which are comprised of stock options) outstanding during the periods presented; no adjustment to income is required. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method.

    A reconciliation of shares used to calculate basic and diluted earnings per share is as follows (in thousands):

                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                                        --------------------  --------------------
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
Weighted average outstanding shares during the period.................    122,133    121,281    121,903    123,947
Additional common shares issuable under employee stock option plans
  using the treasury stock method.....................................          9        627        149        501
Excluded antidilutive common shares...................................         (9)                 (149)      (501)
                                                                        ---------  ---------  ---------  ---------
Weighted average outstanding shares during the period assuming
  exercise of stock options...........................................    122,133    121,908    121,903    123,947
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

NOTE 7 COMMITMENTS AND CONTINGENCIES

    On November 5, 1998, the Company entered into a definitive agreement to sell its health plan subsidiaries in Louisiana, Oklahoma and Texas. The transaction is subject to various closing conditions, including the receipt of all necessary regulatory approvals and certain financial contingencies, and is expected to close in early 1999.

    On November 6, 1998, the Company amended the terms related to its $1.5 million revolving credit facility. The amendment provides for less restrictive financial covenants and revises the interest rate. The interest rate is at the applicable LIBOR rate plus margin based on the Company's unsecured credit rating at the time of the borrowing. As of November 10, 1998, the rate was LIBOR plus 1.25%.

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 7 COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA at various times between February 3, 1997 and May 15, 1998. The complaints allege that the Company and certain former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 agreement between the Company and FPA, about FPA's business and about the Company's 1997 sale of FPA common stock held by the Company. Management believes these suits are without merit and intends to vigorously defend the actions.

    The Company and certain of its subsidiaries are also parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of its business. Management believes that the final outcome of these proceedings will not have a material adverse effect upon the Company's results of operations or financial condition.

NOTE 8 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") was issued in June 1997 and establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. SFAS 131 only requires additional disclosures and will have no effect on the financial position or results of operations; however, it is likely that more segments will be reported in the notes to the consolidated financial statements. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and the Company plans to adopt it as of December 31, 1998.

    Statement of Financial Accounting Standards No. 132, "Employers Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132") was issued in February 1998 and revises current pension and other benefit plan disclosures. SFAS 132 only requires additional disclosures and will have no effect on the financial position or results of operations. SFAS 132 is effective for fiscal years beginning after December 15, 1997, and the Company plans to adopt it as of December 31, 1998.

    Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3") was issued by the American Institute of Certified Public Accountants in December 1997 and provides guidance for determining when an insurance company or other enterprises should recognize a liability for guaranty-fund assessments and guidance for measuring the liability. SOP 97-3 is effective for 1999 financial statements. The adoption of SOP 97-3 is not expected to have a material effect on the financial position or results of operations of the Company.

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

CONSOLIDATED OPERATING RESULTS

    The Company's net loss from continuing operations for the third quarter ended September 30, 1998 was $(88.6) million, or $(.73) per diluted share, compared to net income from continuing operations for the same period in 1997 of $59.8 million, or $0.49 per diluted share.

    During the third quarter ended September 30, 1998, the Company recorded restructuring and other charges totaling $175 million on a pre-tax basis. The total $175 million charge included $87.0 related primarily to premium deficiency reserves for the Company's Medicare operations in the Northeast division, payment disputes with provider groups, and costs associated with contract terminations and exiting rural markets, $21.2 million of restructuring charges, $28.1 million in real estate and asset impairments related to the FPA Medical Management, Inc. ("FPA") bankruptcy, $18.6 million related to the bankruptcy of a large hospital system, and the balance of $20.1 million which is primarily premium deficiency reserves related to certain of the Company's non-core health plan operations.

    Excluding the third quarter charges described above and the results of discontinued operations for the 1997 quarter, the basic and diluted earnings per share for the third quarters ended September 30, 1998 and September 30, 1997 were $.24 and $.49, respectively.

    The Company's net loss from continuing operations for the nine months ended September 30, 1998 was $(61.4) million, or $(.50) per diluted share, compared to a net loss from continuing operations for the same period in 1997 of ($98.4) million, or $(.79) per diluted share. Excluding the third quarter charges described above in 1998, and the merger, restructuring, and other costs of $346.1 million, Gem costs of $57.5 million and the results of discontinued operations in 1997, the basic and diluted earnings per share for nine months ended September 30, 1998 and September 30, 1997 were $.71 and $1.31, respectively.

REVENUES AND HEALTH CARE COSTS

    The Company's revenues for the third quarter and nine months ended September 30, 1998 as compared to the same periods in 1997 grew by $420.6 million and $1,289.5 million or 23.5% and 24.2%, respectively. Growth in revenues for the third quarter and nine months ended September 30, 1998 was due primarily to the acquisitions that occurred in the fourth quarter of 1997, including Physicians Health Services, Inc. ("PHS"), FOHP, Inc. ("FOHP"), and PACC HMO, Inc. and PACC Health Plans, Inc. (collectively, "PACC"). Excluding these acquisitions, revenues grew by $42.1 million and $162.5 million for the third quarter and nine months ended September 30, 1998, respectively. The growth from existing businesses was due to increases in premium rates in virtually all markets and significant increases in Medicaid enrollment in the California Division.

    Specialty Services Division revenue increased for the third quarter and for the nine months ended September 30, 1998 as compared to the same periods in 1997 by $9.1 million and $39.4 million or 10.2% and 16.1%, respectively, primarily due to increased revenue from new contracts, drug manufacturer rebates, the Company's behavioral health plans, and bill review, cost containment and administrative services businesses, which were offset by certain contract terminations.

    The increase in revenues for the third quarter of 1998 included increased Government Contracts Division revenue resulting from CHAMPUS contract downward price adjustments occurring in the third quarter of 1997.

    Investment and other income for the third quarter and nine months ended September 30, 1998 was $8.9 million and $19.3 million lower as compared to the same periods in 1997 as a result of 1997 interest income and gain on redemption of the notes receivable from FPA and the gain on the sale of FPA common stock included in the second quarter of 1997. The third quarter and nine months ended September 30, 1997 also included a one-time gain on sale of certain Medicaid contracts and rental income from FPA.

    The Health Plan medical care ratio ("MCR") (medical costs as a percentage of health plan revenues) for the third quarter and nine months ended September 30, 1998 increased to 89.7% and 87.4%, respectively, from 84.5% and 83.8% for the respective periods in 1997. Excluding the other charges included in operations ($57.1 million of the $87.0 million) during the third quarter of 1998, the MCR would have been 86.4% and 86.3% for the third quarter and nine months ended September 30, 1998, respectively. The increase in the MCR was primarily due to higher pharmacy costs in all divisions and benefit cost increases which exceeded premium rate increases.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

    The Company's selling, general and administrative ("SG&A") expenses increased by $68.6 million and $157.5 million or 35.3% and 25.7% for the third quarter and nine months ended September 30, 1998 as compared to the same periods in 1997. The increase in SG&A expenses is primarily due to additional SG&A expenses associated with the acquisitions that occurred in 1997. The administrative expense ratio (SG&A as a percentage of health plan and government contracts revenue) increased to 12.6% and 12.3% for the third quarter and nine months ended September 30, 1998 from 11.6% and 12.2%, respectively, for the comparable periods in 1997. Excluding the other charges reflected in operations ($10.8 million of the $87.0 million) during the third quarter of 1998, the administrative expense ratio would have been 12.0% and 12.1% for the third quarter and nine months ended September 30, 1998, respectively. The change in this ratio is the result of continued focus on cost control and continued benefits of integration synergies from acquisitions, offset by increased expenditures related to consolidation and integration of the Company's administrative facilities.

AMORTIZATION AND DEPRECIATION

    Amortization and depreciation expense increased by $8.6 million and $21.5 million for the third quarter and nine months ended September 30, 1998 as compared to the same periods in 1997. This was primarily due to higher levels of intangibles and fixed assets as a result of the acquisition of companies that occurred in the fourth quarter of 1997 and increased expenditures on fixed assets primarily related to consolidation and integration of the Company's administrative facilities.

ASSET IMPAIRMENTS RELATED TO FPA MEDICAL MANAGEMENT

    On July 19, 1998, FPA filed for bankruptcy protection under Chapter 11 of the federal Bankruptcy Code. FPA, through its affiliated medical groups, provided services to approximately 240,000 of the Company's members in Arizona and California. FPA indicated that it will discontinue its medical group operations in these markets.

    The Company recorded a $50.0 million charge in the second quarter ended June 30, 1998 related to the FPA bankruptcy. Asset impairment and other charges related to the FPA bankruptcy totaled $28.1 million in the third quarter of 1998. These charges primarily related to real estate assets leased to FPA. Elements of the second and third quarter 1998 charge include approximately $57 million for real estate asset impairments, approximately $10 million for a note receivable from FPA and approximately $11.1 million for other items related to FPA.

INTEREST EXPENSE

    Interest expense increased by $8.2 million and $20.1 million for the third quarter and nine months ended September 30, 1998, respectively, as compared to the same periods during the prior year. The increase in interest expense was due to higher debt levels associated with the Company's revolving lines of credit. The additional borrowings were incurred for general corporate purposes as well as the purchase of PHS, FOHP and PACC in the fourth quarter of 1997.

INCOME TAX PROVISION

    The effective tax benefit rate on income (loss) from continuing operations for the third quarter and nine months ended September 30, 1998 of (30.5%) and (25.8%) changed from the effective tax provision (benefit) rate of 38.4% and (28.4%) for the same periods in 1997 because of the charges recorded in 1998 and 1997 from merger, restructuring, other costs and Gem costs, portions of which were not deductible for tax purposes. The effective tax provision rate differs from the statutory federal rate of 35% due to state income taxes and tax-exempt income, offset by non-deductible goodwill amortization.

LINE OF BUSINESS REPORTING

    The Company currently operates in the managed health care segment. The managed health care segment's continuing operations are in three primary lines of business: (i) health plan operations; (ii) government contracts; and (iii) specialty services. Discontinued operations include the workers' compensation insurance segment.

CONTINUING OPERATIONS

    HEALTH PLANS

    Revenues generated by the Company's Health Plan operations increased $406.7 million or 28.1% for the third quarter ended September 30, 1998 and $1,262.3 million or 29.3% for the nine months ended September 30, 1998 compared to the same periods in 1997. The primary reason for the increase is the acquisitions that occurred in the fourth quarter of 1997 including PHS, FOHP and PACC which contributed approximately $378.5 million and $1,127.0 million, respectively, in revenue during the third quarter and first nine months of 1998. In addition, Medicaid enrollment growth in the California division and premium rate increases in the aggregate for all divisions contributed to the overall increase in revenues for the health plans.

    The MCR for the Company's Health Plan operations increased to 89.7% and 87.4% for the third quarter and nine months ended September 30, 1998 as compared to 84.5% and 83.8% in the same periods in 1997. These increases were primarily a result of pharmacy cost increases in all divisions, benefit cost increases which exceeded premium rate increases and the charges recorded in the third quarter of 1998. The third quarter of 1998 charges totaling $57.1 million represented 3.3% and 1.1% of the increase for the third quarter and nine months ended September 30, 1998, respectively.

    The Company's Commercial product lines are profitable and have been adding membership in the aggregate over the prior year. Premium rate increases in the Commercial line of products contributed to revenue increases for the third quarter and nine months ended September 30, 1998 compared to the same periods in 1997 in all divisions of the Company, but were partially offset by enrollment decreases in Commercial HMO markets in California and the health plans in the western and central states. Commercial health care costs on a per member per month basis have increased 13.9% and 9.6% in the third quarter and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997.

    The Company's Medicare product lines in the California market are profitable, but are experiencing lower margins than in the prior year. The Medicare products in the Company's Northeast health plans have shown an underwriting loss of approximately $23.5 million for the nine months ended September 30,

1998. Medicare premium rates and enrollment have increased in the Northeast markets, but enrollment rates are expected to slow. Medicare health care costs in the California and Northeast markets continue to increase faster than premium rates.

    Medicaid enrollment in the California division has increased significantly resulting in a 35.2% and 56.0% increase in member months in the third quarter and nine months ended September 30, 1998,respectively, compared to the same periods in 1997. However, Medicaid premium rates have decreased in all markets. Medicaid health care costs have remained steady or decreased on a per member per month basis in all of the Company's markets except for several of its Western health plans, which have experienced higher costs due to several high cost claims.

GOVERNMENT CONTRACTS AND SPECIALTY SERVICES

    Government Contracts Division revenue increased by $13.7 million or 6.0% for the third quarter ended September 30, 1998 compared to the same period in 1997. The increase in revenue was primarily due to decreased revenue in the third quarter of 1997 resulting from retroactive price adjustments and the related risk sharing provisions of CHAMPUS contracts. Government Contracts Division revenue for the nine months ended September 30, 1998 increased $7.1 million or 1.0% compared to the same period in 1997 primarily due to the retroactive pricing adjustment in the third quarter which reduced contract prices because of lower than anticipated health care costs. The price adjustment feature of the CHAMPUS contracts results in reduced revenues when health care costs decline more than anticipated.

    Revenues generated by the Company's Specialty Services Division for the third quarter of 1998 increased by $9.1 million or 10.2% as compared to the third quarter of 1997 and increased by $39.4 million or 16.1% for the nine months ended September 30, 1998 compared to the same period in 1997. These increases are primarily the result of higher drug manufacturer rebates, new business as a result of the FHS Combination, and continued growth in the Company's managed behavioral health network and bill review cost containment businesses.

    Government contracts and specialty services costs as a percentage of government contracts and specialty services revenues increased to 80.1% in the third quarter of 1998 from 75.7% in the third quarter of 1997. This ratio for the nine months ended September 30, 1998 was 78.3% compared to 77.5% for the nine months ended September 30, 1997. Prior to the third quarter of 1998 charge of $14.6 million, this ratio was 75.8% in the third quarter of 1998 and 76.8% for the nine months ended September 30, 1998. This decrease for the nine months ended September 30, 1998 is primarily due to increased revenues from drug rebates coupled with reduced administrative expenses as a percentage of revenue in the bill review cost containment business, partially offset by the 1997 revenues resulting from Medicaid administrative contract revenue activity with only administrative costs and no associated health care costs.

DISCONTINUED OPERATIONS

    WORKERS' COMPENSATION INSURANCE BUSINESS

    The Company revised its strategy of maintaining a presence in the workers' compensation insurance business and thereby adopted a plan to discontinue this segment of its business through divestiture of its workers' compensation insurance subsidiaries. As a result, the Company is reporting its workers' compensation insurance segment as discontinued operations. Consistent with the foregoing, on May 5, 1998 the Company entered into a definitive agreement to sell its workers' compensation insurance operations to Superior National Insurance Group, Inc. The transaction is expected to close in the fourth quarter of 1998 and is expected to yield the Company, following the settlement of various contractual obligations, approximately $200 million in cash without giving effect to expected positive tax considerations.

REVENUE

    Total workers' compensation revenue in the third quarter of 1998 of $59.4 million is $78.9 million or 57.1% less than the third quarter of 1997. Net earned premium of $43.2 million in the third quarter of 1998 is $83.9 million or 67.5% less than the net earned premium of $127.1 million in the third quarter of 1997. The decrease in premium is due primarily to the implementation of a quota share reinsurance treaty effective May 1, 1998. Under terms of this quota share agreement, gross premium earned on all policies with estimated annual premium in excess of $25,000 at policy inception along with 100% of the associated net losses and allocated loss adjustment expenses are ceded to the reinsurer, with a 33.5% ceding commission returned to the Company. In the third quarter of 1998, $98.5 million of earned premium was ceded under this quota share reinsurance treaty.

    For the nine months ended September 30, 1998, total revenue of $291.0 million was $115.5 million or 28.4% less than the same period in 1997. Net earned premium for the nine months ended September 30, 1998 of $255.5 million is $117.9 million or 31.6% less than the same period in 1997, primarily as a result of the aforementioned quota share treaty. During the first nine months of 1998, earned premium of $154.8 million was ceded under the 1998 quota share treaty.

COSTS

    Workers' compensation costs of $36.9 million, including general and administrative costs, decreased $84.9 million or 69.7% in the third quarter of 1998 compared to the same period in 1997. The decrease is primarily due to a ceding commission of $33.0 million under the quota share treaty mentioned above.

    For the nine months ended September 30, 1998, total workers' compensation costs, including general and administrative costs, of $278.9 million are $81.0 million or 22.5% less than the same period in 1997. The decrease is primarily due to a ceding commission on the quota share reinsurance treaty of $51.9 million.

NET INCOME (LOSS)

    The loss on disposition of $99.0 million recorded at December 31, 1997 included the anticipated results of operations through the disposal date and therefore, the net income (loss) of $10.3 million and ($1.8) million for the third quarter and nine months ended September 30, 1998 is not reflected in the Company's condensed consolidated statement of operations for these periods.

    The following tables present financial information reflecting the Company's continuing operations for its primary lines of business:

                        FOUNDATION HEALTH SYSTEMS, INC.

                     LINE OF BUSINESS FINANCIAL INFORMATION

             (AMOUNTS IN THOUSANDS, EXCEPT PMPM AND PER SHARE DATA)

                                                                                                    THIRD QUARTER
                                                                                                        ENDED
                                                                   THIRD QUARTER ENDED SEPTEMBER    SEPTEMBER 30,
                                                                              30, 1998                  1997
                                                                   ------------------------------   -------------
                                                                                   CATEGORIZATION
                                                                     AMOUNT OR        OF TOTAL        AMOUNT OR
                                                                      PERCENT         CHARGES          PERCENT
                                                                   -------------   --------------   -------------
REVENUES
  Health plan premiums...........................................  $   1,852,797     $   4,500      $ 1,446,122
  Government contracts revenues..................................        242,584                        228,863
  Specialty services.............................................         98,132                         89,013
  Investment and other income....................................         20,441                         29,381
                                                                   -------------   --------------   -------------
    Total revenues...............................................      2,213,954         4,500        1,793,379
                                                                   -------------   --------------   -------------
EXPENSES
  Health plan services...........................................      1,661,460       (57,063)       1,221,798
  Government contracts health care services......................        188,501       (14,600)         163,398
  Specialty services.............................................         84,327                         77,267
  Selling, general and administrative ("SG&A")...................        263,026       (10,850)         194,391
  Amortization and depreciation..................................         32,599                         23,992
  Interest.......................................................         23,626                         15,452
                                                                   -------------   --------------   -------------
                                                                       2,253,539       (82,513)       1,696,298
                                                                   -------------   --------------   -------------
  Asset impairments and other charges related to FPA Medical
    Management...................................................         28,130       (28,130)         --
  Restructuring charges..........................................         21,183       (21,183)         --
  Other charges..................................................         38,674       (38,674)         --
                                                                   -------------   --------------   -------------
                                                                          87,987       (87,987)         --
                                                                   -------------   --------------   -------------
  Total expenses.................................................      2,341,526      (170,500)       1,696,298
                                                                   -------------   --------------   -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.....       (127,572)      175,000           97,081
Income tax provision (benefit)...................................        (38,953)       57,645           37,278
                                                                   -------------   --------------   -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS.........................  $     (88,619)    $ 117,355      $    59,803
                                                                   -------------   --------------   -------------
                                                                   -------------   --------------   -------------
OPERATING RATIOS:
  Health plan medical care ratio.................................           89.7%         (3.3)%           84.5%
  Government contracts and specialty services medical care
    ratio........................................................           80.1          (4.3)            75.7
  SG&A as a percent of health plan and government contracts
    revenues.....................................................           12.6          (0.6)            11.6
HEALTH PLAN PER MEMBER PER MONTH:
  Health plan premiums...........................................  $      143.79     $    0.35      $    138.44
  Health plan services...........................................  $      128.95     $   (4.43)     $    116.96

                        FOUNDATION HEALTH SYSTEMS, INC.

                     LINE OF BUSINESS FINANCIAL INFORMATION

             (AMOUNTS IN THOUSANDS, EXCEPT PMPM AND PER SHARE DATA)

                                                                                                     NINE MONTHS
                                                                                                        ENDED
                                                                    NINE MONTHS ENDED SEPTEMBER     SEPTEMBER 30,
                                                                              30, 1998                  1997
                                                                   ------------------------------   -------------
                                                                                   CATEGORIZATION
                                                                     AMOUNT OR        OF TOTAL        AMOUNT OR
                                                                      PERCENT         CHARGES          PERCENT
                                                                   -------------   --------------   -------------
REVENUES
  Health plan premiums...........................................  $   5,566,749     $   4,500      $ 4,304,421
  Government contracts revenues..................................        705,573                        698,517
  Specialty services.............................................        283,942                        244,549
  Investment and other income....................................         70,035                         89,333
                                                                   -------------   --------------   -------------
    Total revenues...............................................      6,626,299         4,500        5,336,820
                                                                   -------------   --------------   -------------
EXPENSES
  Health plan services...........................................      4,864,056       (57,063)       3,606,501
  Government contracts health care services......................        544,138       (14,600)         520,798
  Specialty services.............................................        230,394                        209,833
  Selling, general and administrative ("SG&A")...................        769,880       (10,850)         612,368
  Amortization and depreciation..................................         94,945                         73,480
  Interest.......................................................         67,680                         47,575
                                                                   -------------   --------------   -------------
                                                                       6,571,093       (82,513)       5,070,555
                                                                   -------------   --------------   -------------
  Asset impairments and other charges related to FPA Medical
    Management...................................................         78,130       (78,130)         --
  Restructuring charges..........................................         21,183       (21,183)         149,400
  Gem costs......................................................       --             --                57,500
  Other charges..................................................         38,674       (38,674)         196,709
                                                                   -------------   --------------   -------------
                                                                         137,987      (137,987)         403,609
                                                                   -------------   --------------   -------------
  Total expenses.................................................      6,709,080      (220,500)       5,474,164
                                                                   -------------   --------------   -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.....        (82,781)      225,000         (137,344)
Income tax provision (benefit)...................................        (21,356)       77,320          (38,979)
                                                                   -------------   --------------   -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS.........................  $     (61,425)    $ 147,680      $   (98,365)
                                                                   -------------   --------------   -------------
                                                                   -------------   --------------   -------------
OPERATING RATIOS:
  Health plan medical care ratio.................................           87.4%         (1.1)%           83.8%
  Government contracts and specialty services medical care
    ratio........................................................           78.3          (1.5)            77.5
  SG&A as a percent of health plan and government contracts
    revenues.....................................................           12.3          (0.2)            12.2
HEALTH PLAN PER MEMBER PER MONTH:
  Health plan premiums...........................................  $      142.09     $    0.11      $    139.02
  Health plan services...........................................  $      124.15     $   (1.45)     $    116.48

                        FOUNDATION HEALTH SYSTEMS, INC.

                          LINE OF BUSINESS INFORMATION

                             CONTINUING OPERATIONS

                                 (IN THOUSANDS)

                                                                                SEPTEMBER 30, 1998
                                                                            --------------------------   SEPTEMBER 30,
                                                                                             PERCENT         1997
                                                                                            INCREASE    ---------------
                                                                             ENROLLMENT    (DECREASE)     ENROLLMENT
                                                                            -------------  -----------  ---------------
Health Plan
  Commercial..............................................................        3,377          20.1%         2,812
  Medicare risk...........................................................          323          24.7            259
  Medicaid................................................................          554          41.0            393
                                                                                  -----         -----          -----
                                                                                  4,254          22.8          3,464
Government
  CHAMPUS PPO and indemnity...............................................          822         (14.6)           963
  CHAMPUS HMO.............................................................          766          12.0            684
                                                                                  -----         -----          -----
                                                                                  1,588          (3.6)         1,647
                                                                                  -----         -----          -----
Combined..................................................................        5,842          14.3%         5,111
                                                                                  -----         -----          -----
                                                                                  -----         -----          -----

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

    For the nine months ended September 30, 1998, cash used in operating activities was $244.4 million compared to $334.1 million in the same nine month period of 1997. This use of cash for operating activities in 1998 was due primarily to the timing of receipt of payments under federal and state Medicare and Medicaid contracts, a reduction of claims inventory, payments for merger, restructuring and other costs, regulatory deposits required in the Northeast, CHAMPUS contract bid price adjustment payments and physician risk sharing payments. For the quarter ended September 30, 1998, cash provided by operating activities was $112.1 million.

    Net cash used by investing activities was $59.4 million during the first nine months of 1998 as compared to $244.5 million of net cash provided by investing activities during the same period in 1997. The change is due primarily to higher net purchases of securities available for sale and higher capital spending during the 1998 period as well as FPA's redemption of a note payable in the June 1997 quarter carried as an other asset on the Company's balance sheet.

    Net cash generated from financing activities was $134.3 million in the nine months ended September 30, 1998 as compared to $51.1 million used for financing activities during the same period in 1997. The net change in the first nine months of 1998 compared to the same period in 1997 was due primarily to additional borrowings under the revolving line of credit primarily for capital contributions to acquired subsidiaries in the Northeast, payments to regulated subsidiaries in the discontinued operations segment under corporate tax sharing agreements and loan repayments to the Government Contracts subsidiary to cover bid price adjustment payments and other cash needs of that subsidiary. Additionally, no purchases of treasury stock or debt repayments were made in 1998 as had occurred in the 1997 period.

    The Company has a $1.5 billion credit facility (the "Credit Facility") with Bank of America as Administrative Agent for the Lenders thereto, which was amended by Amendments dated April 6, July 31, and November 6, 1998 with the Lenders (the "Amendments"). All previous revolving credit facilities were terminated and rolled into the Credit Facility on July 8, 1997. At the election of the Company, and subject to customary covenants, loans are initiated on a bid or committed basis and carry interest at offshore or domestic rates, at the applicable LIBOR Rate plus margin or the bank reference rate. Actual rates on borrowings under the Credit Facility vary, based on competitive bids and the Company's unsecured credit rating at the time of the borrowing. As of September 30, 1998, the Company was in compliance with the financial covenants of the Credit Facility, as amended by the Amendments. The Credit Facility is available for five years, until July 2002, but it may be extended under certain circumstances for two additional years. Due to operating and investing requirements, the outstanding balance under the Credit Facility has increased from $1.265 billion at December 31, 1997, to $1.39 billion at September 30, 1998 ($1.38 billion at

June 30, 1998). As of November 10, 1998, the same amount was outstanding under the Credit Facility, with interest at LIBOR plus 1.25%.

    The Company's subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. The long-term portion of principal and interest payments under the California Wellness Foundation Notes issued by the Company in connection with the Health Net conversion is subordinated to Health Net meeting tangible equity requirements under applicable California statutes and regulations. As of September 30, 1998, the Company's subsidiaries were in compliance with minimum capital requirements.

    Legislation has been or may be enacted in certain states in which the Company's subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders. The Company's HMO subsidiary operating in New Jersey was required to increase its statutory deposits by approximately $51 million in 1998 pursuant to such legislation.

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

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, prepare invoices or engage in normal business activities. In addition, the year 2000 problems of the Company's providers and customers, including governmental entities, can affect the Company's operations, which are highly dependent upon information technology for processing claims, determining eligibility and exchanging information.

    PROJECT STATUS. The Year 2000 effort for the Company has the highest priority of technology projects. The project has dedicated resources with multiple teams to address unique systems environments. Uniform project management techniques have been adopted with overall oversight responsibility residing with the Company's Chief Technology Officer, assisted by a special project manager hired by the Company. Selected systems will be retired with the business functions being converted to Year 2000 compliant systems. A number of the Company's systems include packaged software from large vendors that the Company is closely monitoring to ensure that these systems will be Year 2000 compliant. The Company believes that vendors will make timely updates available to ensure that all remaining software is Year 2000 compliant. The remaining systems' compliance with Year 2000 will be addressed by internal technical staff. The Company has engaged IBM to assist in the program management of the project. The Company has also retained legal consultants to assist in the review of insurance and the Company's obligations and rights, and intends to retain a technical consultant to help develop contingency plans.

    The Company has divided its Year 2000 effort into five phases: (1) Assessment and Strategy, (2) Detailed Analysis and Planning, (3) Remediation,
(4) Testing and Implementation and (5) Certification. The Company believes that Phase 1 is almost complete. The Company's geographical and specialty service divisions are conducting a detailed internal self-assessment as to their compliance, needs, risks and contingency planning, which will then be reviewed and prioritized at the corporate level. The Company believes that it has completed approximately 80% of Phase 2, approximately 30% of Phase 3 and approximately 15% of Phase 4 relating to its internal technology. The Company has established the third quarter of 1999 to complete all phases and is endeavoring to accelerate completion ahead of that time.

    THIRD PARTIES. The Company has commenced an inventory of third party relationships, identifying them and analyzing their strategic importance to the Company and their Year 2000 readiness. The Company expects to complete its risk assessment for third parties in the fourth quarter of 1998. There can be no assurances that the systems of other companies on which the Company relies will be compliant on a timely basis, or that the failure by a third party to be compliant would not have a material adverse effect on the Company.

    COSTS. The Company is evaluating on an ongoing basis the related costs to resolve its potential Year 2000 problems. The Company currently estimates that the total cost for the project will exceed $17 million, excluding the costs to accelerate the replacement of hardware or software otherwise required to be purchased by the Company, and the use of existing personnel to assist in the project. In this quarter, the first quarter in which the Company separately tracked the costs relating to the project, the Company has expended approximately $5.3 million relating to, among other things, the cost to repair or replace software and related hardware problems, cost of assessment, analysis and planning and internal and external communications.

    However, notwithstanding the foregoing, the costs of the project and the timetable in which the Company plans to complete the Year 2000 compliance requirements are based on estimates derived from utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can therefore be no assurance that these estimates will be achieved and actual results and costs could differ materially from these estimates.

    Certain insurance coverages for defense costs associated with Year 2000 litigation have already been secured under the Company's Directors and Officers Liability Insurance policy and will be re-evaluated upon renewal of that policy. At this time it is unclear as to extent of existing insurance coverage, if any, the Company may have to cover potential Year 2000 costs and liabilities under its other insurance policies. The Company is currently analyzing the availability of such coverage under other existing and future insurance policies and products.

    CONTINGENCY PLANNING. An important part of the Company's Year 2000 project involves identifying worst case scenarios and seeking to develop contingency plans. Each geographical and specialty services division of the Company is ranking its critical business functions in one of four categories, from the most important (a function which is vital to the line of business and which has a significant impact on the Company's reputation and critical daily operations, for which an alternative must be immediately available), to the least important (a function which has a negligible effect on the Company's provision of services and reputation and for which alternatives are readily available). In addition to acting to address the most critical problems first in its remediation effort, the Company will also seek to develop its contingency plans to prioritize the most critical business functions. The Company has just begun its efforts in this area.

    RISKS. The Company is highly dependent upon its own information technology systems and that of its providers and customers. The Company or third party's failure to correct a material Year 2000 problem could result in a failure of or interruption in the Company's business activities and operations. Such interruptions and failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the readiness of third-party providers and customers, the Company is not able at this time to determine whether the Year 2000 problems will have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 project is expected to reduce significantly the Company's level of uncertainty and the possibility of significant or long-lasting interruptions of the Company's business operations; however, the Company believes that it is impossible to predict all of the areas in which material problems may arise.

    Forward-looking statements contained in this Year 2000 section should be read in connection with the Company's cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in these forward-looking statements, which cautionary statements were previously filed with the Company's Annual Report on form 10-K for the year ended December 31, 1997.

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

    The Company uses a value-at-risk model to assess the market risk of its investments. The estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models which seek to predict risk of loss based on historical price and volatility patterns. The Company's measured value at risk for its investments from continuing operations, using a 95 percent confidence level, was approximately $3.3 million at September 30, 1998.

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

    In addition, the Company has some interest rate market risk due to its borrowings. Notes payable, capital leases and other financing arrangements totaled $1.4 billion at September 30, 1998 and the related average interest rate was 6.1% (which interest rate is subject to change pursuant to the terms of the Credit Facility). See a description of the Credit Facility under "Liquidity and Capital Resources." The table below presents the expected cash flows of market risk sensitive instruments at September 30, 1998. These cash flows include both expected principal and interest payments consistent with the terms of the outstanding debt as of September 30, 1998 (dollars in thousands).

                                                               1998     1999      2000     2001       2002     BEYOND     TOTAL
                                                              -------  -------  --------  -------  ----------  -------  ----------
Long-term Borrowings
  Fixed Rate................................................  $ 4,329  $ 4,329  $ 26,680  $ 2,540  $    2,540  $10,161  $   50,580
  Floating Rate.............................................   83,051   83,817    83,817   83,817   1,431,909    --      1,766,411
                                                              -------  -------  --------  -------  ----------  -------  ----------
Total.......................................................  $87,380  $88,146  $110,497  $86,357  $1,434,449  $10,161  $1,816,991
                                                              -------  -------  --------  -------  ----------  -------  ----------
                                                              -------  -------  --------  -------  ----------  -------  ----------

DISCONTINUED OPERATIONS

    The Company has entered into a definitive agreement to sell its risk-assuming workers' compensation insurance businesses which represent a separate segment of business. Therefore the results of these businesses have been reported as discontinued operations.

    The Company's measured value-at-risk of its investments from discontinued operations at a 95 percent confidence level, at September 30, 1998 was approximately $3.1 million.

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

    Recently the Company moved to disqualify the law firm representing certain of the individual defendants. The trial court granted the Company's motion, and the law firm and its clients have appealed such decision. In addition, the trial court granted a stay of the case in order to permit the law firm to appeal. Argument on the appeal was held on November 10, 1998. Prior to the stay the case was in the early stages of discovery, and no trial date has yet been set.

    FPA MEDICAL MANAGEMENT, INC.

    Since May 1998, several complaints (the "FPA Complaints") have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. ("FPA") at various times between February 3, 1997 and May 15, 1998. The FPA Complaints name as defendants FPA, certain of FPA's present and former officers and directors, FPA's auditors, the Company and certain of the Company's former officers. The FPA Complaints allege that the Company and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between the Company and FPA, about FPA's business and about the Company's 1997 sale of FPA common stock held by the Company. The Company has filed a motion to dismiss all claims asserted against it in the consolidated federal class actions but has not formally responded to the other complaints.

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

    The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Specifically, Section
7.11 of the Credit Agreement provides that the Company and its subsidiaries may, so long as no event of default exists: (i) declare and distribute stock as a dividend; (ii) purchase, redeem or acquire its stock, options and warrants with the proceeds of concurrent public offerings; and (iii) at any time after the consummation of the contemplated sale of the Company's workers' compensation insurance business, declare and pay dividends or purchase, redeem or otherwise acquire its capital stock, warrants, options or similar rights with cash subject to certain specified limitations.

    Under the Credit Agreement, as amended pursuant to the First Amendment and Waiver to Credit Agreement dated as of April 6, 1998, the Second Amendment to Credit Agreement dated as of July 31, 1998 and the Third Amendment to Credit Agreement dated as of November 6, 1998 (collectively, the "Amendments") with the Banks, the Company is: (i) obligated to maintain certain covenants keyed to the Company's financial condition and performance (including a Total Leverage Ratio and Fixed Charges Coverage Ratio); (ii) obligated to limit liens; (iii) subject to customary covenants, including (A) disposition of assets only in the ordinary course and generally at fair value and (B) restrictions on acquisitions, mergers, consolidations, loans, leases, joint ventures, contingent obligations and certain transactions with affiliates; (iv) permitted to sell the Company's workers' compensation insurance business and other businesses and assets, provided that 100% of the net proceeds with respect to the sale of the workers' compensation insurance business and 50% of the net proceeds in excess of $10 million in any given calendar year with respect to the sale of all other businesses and assets shall be applied towards repayment of the outstanding Loans, and with the exception of the net proceeds of the workers' compensation business sale, the amount of the required repayments will also permanently reduce the Commitments under the Credit Agreement by such amounts until the Commitments are reduced to an amount not greater than $750 million; and (v) permitted to incur additional indebtedness in an aggregate amount not to exceed $1,000,000,000 upon certain terms and conditions, including mandatory prepayment of the outstanding Loans with a certain portion of the proceeds from the issuance of such indebtedness, resulting in a permanent reduction of the aggregate amount of Commitments under the Credit Agreement by the amount so prepaid. The Amendments also provided for an increase in the interest and facility fees under the Credit Agreement. A copy of the Third Amendment is included as Exhibit 10.65 to this Quarterly Report on Form 10-Q.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the quarter ended September 30, 1998.

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

    Under the relevant provisions of California law, when a corporation converts from nonprofit to for-profit corporate status, the equivalent of the fair market value of the nonprofit corporation must be contributed to a successor charity that has a charitable purpose consistent with the purposes of the nonprofit entity. The CWF was formed to be the charitable recipient of the conversion settlement when Health Net (a subsidiary of the Company) effected a conversion from nonprofit to for-profit status, which occurred in February 1992 (the "Conversion"). In connection with the Conversion, Health Net issued to the CWF promissory notes in the original principal amount of $225 million (the "CWF Notes") and shares of Class B Common Stock (which immediately prior to the business combination involving HNMH and QualMed, Inc. were split to become 25,684,152 shares of Class B Common Stock then held by the CWF). While such shares are held by the CWF, they are entitled to the same economic benefit as Class A Common Stock, but are non-voting in nature. If the CWF sells or transfers such shares to an unrelated third party, they automatically convert to Class A Common Stock. As of September 30, 1998, approximately $18.3 million in principal of the CWF Notes remained outstanding.

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

    SALE OF WORKERS' COMPENSATION BUSINESS

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

    In this connection, on May 5, 1998 the Company entered into a definitive agreement (the "Workers' Compensation Sale Agreement") to sell its risk-assuming workers' compensation insurance operations (the "Workers' Compensation Operations") to Superior National Insurance Group, Inc. of Calabasas, California ("Superior National"). The transaction, subject to customary closing conditions including regulatory approvals, is expected to close in the fourth quarter of 1998 and is expected to yield the Company, following the settlement of various contractual obligations, approximately $200 million in cash without giving effect to expected positive tax considerations.

    As required under the terms of the Workers' Compensation Sale Agreement, the Company has obtained a commitment from a third party reinsurance company to purchase reinsurance that will cover up to $150 million of adverse loss development in the Workers' Compensation Operations for losses incurred through December 31, 1997. Such reinsurance coverage was increased by $25 million for adverse loss development in exchange for additional purchase price consideration pursuant to the terms of the Workers' Compensation Sales Agreement at Superior National's request. A copy of the Workers' Compensation Sale Agreement was filed as Exhibit 10.66 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

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

    OTHER POTENTIAL DIVESTITURES

    On November 4, 1998, the Company entered into a definitive agreement to sell its HMO operations in the states of Texas, Louisiana and Oklahoma to AmCareco, Inc. As previously disclosed, the Company had been reviewing a possible exit plan to exit its HMO operations in these states due to inadequate returns on invested capital. As part of the sale transaction, which is expected to close in early 1999, the Company will retain a minority equity position in the buyer, and will enter into various services agreements with the buyer to provide various transition services post-closing. The transaction is subject to regulatory approval, certain financing contingencies and standard closing conditions.

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

    FPA MEDICAL MANAGEMENT, INC.

    On July 19, 1998, FPA Medical Management, Inc. ("FPA") filed for bankruptcy protection under Chapter 11 of the federal Bankruptcy Code. FPA, through its affiliated medical groups, provided services to approximately 240,000 of the Company's affiliated members in Arizona and California. FPA has indicated that it will discontinue its medical group operations in these markets.

    As a result, the Company will have to find new tenants for, or sell, the 14 healthcare facilities it currently leases to FPA in these markets and make other arrangements for provider services to the Company's affiliated members. The Company believes that the likely replacement lease terms from these properties will be inadequate to enable the Company to sell the facilities and recover their carrying value.

    Based on management's best estimate of recovery for the real estate and the impairment of notes receivable and other Company assets due to the FPA bankruptcy filing, the Company recorded a charge of $50 million during the second quarter ended June 30, 1998. The Company recorded an additional $28.1 million charge during the third quarter ended September 30, 1998 which was primarily related to additional impairment in the value of real estate assets leased to FPA. Elements of the second and third quarter charges include approximately $57 million for real estate asset impairments, approximately $10 million for a note receivable impairment and approximately $11.1 million for other items.

    In 1996, Foundation Health Corporation ("FHC"), a predecessor to the Company, sold certain medical groups and IPAs to FPA for approximately $220 million in total consideration. As part of the transaction, FHC retained ownership of the related medical clinics and leased them to FPA. FPA was contractually committed to a deferred purchase of these clinics at a purchase price equal to the Company's book value in the assets. It is the value of these clinics that is being written down in connection with the above-referenced charges. As part of the total consideration for the FPA transaction FHC received approximately four million shares of FPA common stock and secured notes. The Company sold all of these shares in the second quarter of 1997 for $79 million and, during the same period, FPA redeemed all of such notes.

    HEADQUARTERS DESIGNATION

    On June 25, 1998, the Board of Directors of the Company formally designated Los Angeles, California as the corporate headquarters of the Company, with the physical offices of such corporate headquarters to be located in Woodland Hills, California.

    EXECUTIVE OFFICER CHANGES

    On August 7, 1998, the Company announced that Malik M. Hasan, M.D. had retired as Chief Executive Officer of the Company and that Dr. Hasan would continue as non-executive Chairman of the Board of Directors of the Company until sometime between September 30, 1998 and March 1, 1999, at which time Dr. Hasan would resign as Chairman of the Board of Directors and as a director. In connection with such retirement, the Company and Dr. Hasan entered into an Early Retirement Agreement which provided for, among other matters, the termination of Dr. Hasan's Employment Agreement with the Company and for certain payments and releases.

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

    Effective November 2, 1998, Karen Coughlin became President of FHS Northeast Division. Ms. Coughlin was formerly with Humana where, most recently, she was in charge of one of Humana's two main operating divisions.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

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

 10.27 Rights Agreement dated as of June 1, 1996 by and between the Company and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File No. 001-12718) which is incorporated by reference herein).

 10.28 First Amendment to the Rights Agreement dated as of October 1, 1996, by and between the Company and Harris Trust and Savings Bank, as Rights
         Agent (filed as Exhibit 10.40 to the Company's Annual Report on Form
         10-K for the year ended December 31, 1996, which is incorporated by reference herein).

 10.29 Amended and Restated Employment Agreement, dated December 16, 1996, by and among the Company, Foundation Health Corporation and Kirk A. Benson
         (filed as Exhibit 10.2 to the Company's Registration Statement on Form
         S-4 (File No. 333-19273), which is incorporated by reference herein).

 10.30 Consulting Agreement, dated as of May 1, 1997, between the Company, FHC and Allen J. Marabito, (filed as Exhibit 10.35 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

 10.31 1990 Stock Option Plan of Foundation Health Corporation (filed as Exhibit
         4.5 to the Company's Registration Statement on Form S-8 (File No.
         333-24621), which is incorporated by reference herein).

 10.32 1992 Nonstatutory Stock Option Plan of Foundation Health Corporation
         (filed as Exhibit 4.6 to the Company's Registration Statement on Form
         S-8 (File No. 333-24621), which is incorporated by reference herein).

 10.33 1989 Stock Plan of Business Insurance Corporation (as Amended and Restated
         Effective September 22, 1992) (filed as Exhibit 4.7 to the Company's
         Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

 10.34 Managed Health Network, Inc. Incentive Stock Option Plan (filed as Exhibit
         4.8 to the Company's Registration Statement on Form S-8 (File No.
         333-24621), which is incorporated by reference herein).

 10.35 Managed Health Network, Inc. Amended and Restated 1991 Stock Option Plan
         (filed as Exhibit 4.9 to the Company's Registration Statement on Form
         S-8 (File No. 333-24621), which is incorporated by reference herein).

 10.36 1993 Nonstatutory Stock Option Plan of Foundation Health Corporation (as amended and restated September 7, 1995) (filed as Exhibit 4.10 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

 10.37 FHC Directors Retirement Plan (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1994 filed with the Commission on September 24, 1994, which is incorporated by reference herein).

 10.38 Foundation Health Systems, Inc. 1997 Stock Option Plan (filed as Exhibit
         10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

 10.39 Foundation Health Systems, Inc. Third Amended and Restated Non-Employee
         Director Stock Option Plan (filed as Exhibit 10.46 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

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

 10.42 Participation Agreement dated as of May 25, 1995 among Foundation Health
         Medical Services, as Construction Agent and Lessee, FHC, as Guarantor,
         First Security Bank of Utah, N.A., as Owner Trustee, Sumitomo Bank
         Leasing and Finance, Inc., The Bank of Nova Scotia and NationsBank of
         Texas, N.A., as Holders and NationsBank of Texas, N.A., as
         Administrative Agent for the Lenders; and Guaranty Agreement dated as of May 25, 1995 by FHC for the benefit of First Security Bank of Utah, N.A.
         (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

 10.43 FHC's Deferred Compensation Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

 10.44 FHC's Supplemental Executive Retirement Plan, as amended and restated
         (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

 10.45 FHC's Executive Retiree Medical Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

 10.46 Agreement and Plan Reorganization dated January 9, 1996 by and between FHC and Managed Health Network, Inc. (filed as Annex 1 of Proxy
         Statement/Prospectus contained in FHC's Registration Statement on Form
         S-4 (File No. 333-00517), which is incorporated by reference herein).

 10.47 Stock and Note Purchase Agreement by and between FHC, Jonathan H. Scheff,
         M.D., FPA Medical Management, Inc., FPA Medical Management of
         California, Inc. and FPA Independent Practice Association dated as of
         June 28, 1996 (filed as Exhibit 10.109 to FHC's Annual Report on Form
         10-K for the year ended June 30, 1996, which is incorporated by reference herein).

 10.48 $300 Million Revolving Credit Agreement (the "FHC Credit Agreement") dated as of December 5, 1994, among FHC, as Borrower, Citicorp USA, Inc., as
         Administrative Agent, Wells Fargo Bank, N.A. and NationsBank of Texas,
         N.A., as Co-Agents and Citicorp Securities, Inc., as Arranger, and the
         Other Banks and Financial Institutions Party thereto (filed as an
         Exhibit to FHC's quarterly report on Form 10-Q for the quarter ended
         December 31, 1994 filed with the Commission on February 14, 1994, which is incorporated by reference herein).

 10.49 First Amendment Agreement (to the FHC Credit Agreement) dated as of August
         9, 1995 among FHC, as Borrower, the Lenders parties to the FHC Credit
         Agreement, Citicorp USA, Inc., as Administrative Agent, Wells Fargo
         Bank, N.A. and NationsBank of Texas, N.A., as Co-Agents, and Citicorp
         Securities, Inc., as Arranger (filed as Exhibit 10.52 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

 10.50 Second Amendment Agreement (to the FHC Credit Agreement), dated as of June
         28, 1996 among FHC, the Lenders and Citicorp USA, Inc. (filed as Exhibit
         10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

 10.51 Third Amendment Agreement and Waiver (to the FHC Credit Agreement) dated
         December 13, 1996 among FHC, the Lenders and Citibank, N.A. (as successor to Citicorp USA, Inc.), as Administrative Agent (filed as
         Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

 10.52 Fourth Amendment Agreement and Waiver (to the FHC Credit Agreement) dated
         January 28, 1997 among FHC, the Lenders and Citibank, N.A. (as successor to Citicorp USA, Inc.), as Administrative Agent (filed as Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1997, which is incorporated by reference herein).

 10.53 Fifth Amendment Agreement (to the FHC Credit Agreement) dated April 1,
         1997 among FHC, the Lenders and Citibank, N.A. (as successor to Citicorp
         USA, Inc.), as Administrative Agent (filed as Exhibit 10.56 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
         1997, which is incorporated by reference herein).

 10.54 $200 million Revolving Credit Agreement (the "FHC Revolving Credit
         Agreement") dated as of December 17, 1996 among FHC, the Lenders and Citibank, N.A., as Administrative Agent for the Lenders (filed as
         Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

 10.55 First Amendment Agreement and Waiver (to the FHC Revolving Credit
         Agreement) dated as of January 28, 1997 among FHC, the Lenders and Citibank, N.A., as Administrative Agent for the Lenders (filed as
         Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

 10.56 Second Amendment Agreement and Waiver (to the FHC Revolving Credit
         Agreement) among FHC, the Lenders and Citibank, N.A., as Administrative
         Agent for the Lenders (filed as Exhibit 10.59 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

 10.57 Lease Agreement between HAS-First Associates and FHC dated August 1, 1988 and form of amendment thereto (filed as an exhibit to FHC's Registration
         Statement on Form S-1 (File No. 33-34963), which is incorporated by reference herein).

 10.58 Agreement and Plan of Reorganization dated as of June 27, 1994 by and among FHC, CareFlorida Health Systems, Inc., and the other parties signatory thereto (filed as an exhibit to FHC's Current Report on Form
         8-K filed with the Commission on June 28, 1994, which is incorporated by reference herein).

 10.59 Agreement and Plan of Merger dated as of July 28, 1994 between FHC and
         Intergroup Healthcare Corporation (filed as an exhibit to FHC's Current
         Report on Form 8-K filed with the Commission on August 9, 1994, which is incorporated by reference herein).

 10.60 Agreement and Plan of Merger dated as of July 28, 1994 between FHC and
         Thomas-Davis Medical Centers, P.C. (filed as an exhibit to FHC's Current
         Report on Form 8-K filed with the Commission on August 9, 1994, which is incorporated by reference herein).

 10.61 Amended Letter Agreement between the Company and Jay M. Gellert dated as of August 22, 1997 (filed as Exhibit 10.69 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

 10.62 Form of Credit Facility Commitment Letter, dated March 27, 1998, between the Company and the Majority Banks (as defined therein) (filed as Exhibit 10.70 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

 10.63 First Amendment and Waiver to Credit Agreement, dated as of April 6, 1998, among the Company, Bank of America National Trust and Savings
         Association and the Banks (as defined therein) (filed as Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1998, which is incorporated by reference herein).

 10.64 Second Amendment to Credit Agreement, dated as of July 31, 1998, among the
         Company, Bank of America National Trust and Savings Association and the
         Banks (as defined therein)(filed as Exhibit 10.65 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

*10.65 Third Amendment to Credit Agreement, dated as of November 6, 1998, among the Company, Bank of America National Trust and Savings Association and the Banks (as defined therein), a copy of which is filed herewith.

 10.66 Purchase Agreement by and between Foundation Health Corporation and
         Superior National Insurance Group, Inc., dated as of May 5, 1998 (filed as Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, which is incorporated by reference herein).

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

 10.73 Employment Letter Agreement, dated June 25, 1998, between the Company and
         B. Curtis Westen (filed as Exhibit 10.73 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein).

 10.74 Employment Letter Agreement, dated July 31, 1998, between the Company and
         Michael White (filed as Exhibit 10.74 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein).

 10.75 Letter Agreement, dated June 1, 1998, between the Company and The
         California Wellness Foundation (filed as Exhibit 10.75 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein).

 10.76 Form of Severance Payment Agreement entered into between the Company and various of its executive officers on April 6, 1998 (filed as Exhibit
         10.76 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein).

 10.77 Early Retirement Agreement, dated as of August 6, 1998, between the
         Company and Malik M. Hasan, M.D. (filed as Exhibit 10.77 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1998, which is incorporated by reference herein).

 11.1  Statement relative to computation of per share earnings of the Company
         (included in the notes to the Financial Statements contained in this Quarterly Report on Form 10-Q).

 21.1  Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein).

*27.1 Financial Data Schedule, a copy of which has been filed with the EDGAR version of this filing.

------------------------

*   A copy of the Exhibit is filed herewith.

    (b) Reports on Form 8-K

    No Current Reports on Form 8-K were filed by the Company during the quarterly period ended September 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FOUNDATION HEALTH SYSTEMS, INC.
                                (REGISTRANT)

Date: November 13, 1998         By:              /s/ JAY M. GELLERT
                                     -----------------------------------------
                                                   Jay M. Gellert
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: November 13, 1998         By:             /s/ STEVEN P. ERWIN
                                     -----------------------------------------
                                                  Steven P. Erwin
                                              EXECUTIVE VICE PRESIDENT
                                            AND CHIEF FINANCIAL OFFICER