Form 10-K
period 1998-12-31
FOUNDATION HEALTH SYSTEMS INC
filed 1999-03-31
CIK 916085

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

             /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER: 1-12718

                        FOUNDATION HEALTH SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                               95-4288333
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

21650 OXNARD STREET, WOODLAND HILLS, CA                  91367
(Address of principal executive offices)               (Zip Codes)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 676-6978

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
    Class A Common Stock, $.001 par value              New York Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

    The aggregate market value of the voting stock held by non-affiliates of the registrant at March 29, 1999 was $1,325,343,786 (which represents 119,805,088 shares of Class A Common Stock held by such non-affiliates multiplied by $11.0625, the closing sales price of such stock on the New York Stock Exchange on March 29, 1999).

    The number of shares outstanding of the registrant's Class A Common Stock as of March 12, 1999 was 120,319,926 (excluding 3,194,374 shares held as treasury stock), and 5,047,642 shares of the registrant's Class B Common Stock were outstanding as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Part II of this Form 10-K incorporates by reference certain information from the registrant's Annual Report to Stockholders for the year ended December 31, 1998 ("Annual Report to Stockholders"). Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Foundation Health Systems, Inc. (the "Company" or "FHS") is an integrated managed care organization which administers the delivery of managed health care services. The Company's health maintenance organizations ("HMOs"), insured preferred provider organizations ("PPOs"), and government contracts subsidiaries provide health benefits to 5.8 million individuals in 21 states through group, individual, Medicare risk, Medicaid, and Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") programs. The Company's subsidiaries also offer managed health care products related to behavioral health, dental and vision services, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs. The Company operates and conducts its HMO and other businesses through its subsidiaries.

    The Company currently operates within two segments of the managed health care industry: Health Plan Services and Government Contracts/Specialty Services. For a portion of 1998, the Company also operated a risk-assuming workers' compensation insurance business, which represented a separate segment of business. Such risk-assuming workers' compensation business was sold in December 1998, and is reported as "Discontinued Operations and Anticipated Divestitures."

    During 1998, the Health Plan Services segment consisted of four regional divisions: Arizona (Arizona and Utah), California (encompassing only the state of California), Central (Colorado, Florida, Idaho, Louisiana, New Mexico, Ohio, Oklahoma, Oregon, Pennsylvania, Texas, Washington and West Virginia) and Northeast (Connecticut, New Jersey and New York). Effective January 1, 1999, the Company slightly reorganized such divisions and moved the Ohio, Pennsylvania and West Virginia operations from the Central Division to the Northeast Division. The Company is one of the largest managed health care companies in the United States, with approximately 4.2 million full-risk and administrative services only ("ASO") members in its Health Plan Services segment. The Company also operates PPO networks providing access to health care services to over 4 million individuals in 37 states and owns six health and life insurance companies licensed to sell insurance in 33 states and the District of Columbia.

    The Company's HMOs market traditional HMO products to employer groups and Medicare and Medicaid products to employer groups and directly to individuals. Health care services that are provided to the Company's commercial and individual members include primary and specialty physician care, hospital care, laboratory and radiology services, prescription drugs, dental and vision care, skilled nursing care, physical therapy and mental health. The Company's HMO service networks include approximately 43,000 primary care physicians and 108,000 specialists.

    The Company's Government Contracts/Specialty Services segment consists of the Government Contracts Division and the Specialty Services Division. The Company's Government Contracts Division oversees the provision of contractual services to federal government programs such as CHAMPUS. The Company receives revenues for administrative and management services and, under most of its contracts, also accepts financial responsibility for a portion of the health care costs. The Company's Specialty Services Division oversees the provision of supplemental programs to enrollees in the Company's HMOs, as well as to members whose basic medical coverage is provided by non-FHS companies, including vision coverage, dental coverage, managed behavioral health programs and a prescription drug program. The Specialty Services Division consists both of operations in which the Company assumes underwriting risk in return for premium revenue, and operations in which the Company provides administrative services only, including certain of the behavioral health and pharmacy benefits management programs. Such Division also provides certain bill review and third party administrative services as described elsewhere in this Annual Report. The Company has entered into a definitive agreement for the sale of certain of its pharmacy benefit processing services. See "Discontinued Operations and Anticipated Divestitures."

    The Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and the opportunities to expand its businesses in profitable markets. The Company is reviewing the strategic importance of each of its businesses and operations, focusing its resources on its core and strong-performing businesses, and divesting itself of certain non-core and lesser-performing operations. Accordingly, in 1998 the Company sold its risk-assuming workers' compensation operations and certain member support center operations located in Philadelphia, and entered into a definitive agreement to sell its HMO operations in Louisiana, Oklahoma and Texas. In February 1999, the Company also entered into a definitive agreement for the sale of certain of its pharmacy benefit processing services. In addition, in March of 1999, the Company entered into a definitive agreement to sell its New Mexico operations, and signed a letter of intent to sell its Colorado operations. The Company has also undertaken to purchase the remaining minority interests of FOHP, Inc., a majority-owned subsidiary of the Company which owns a managed health care company in New Jersey. See "Discontinued Operations and Anticipated Divestitures" and "Other Information--Recent Developments."

    The Company was incorporated in 1990. The current operations of the Company are the result of the April 1, 1997 merger transaction (the "FHS Combination") involving Health Systems International, Inc. ("HSI") and Foundation Health Corporation ("FHC"). Pursuant to the Agreement and Plan of Merger (the "Merger Agreement") that evidenced the FHS Combination, FH Acquisition Corp., a wholly-owned subsidiary of HSI, merged with and into FHC and FHC survived as a wholly-owned subsidiary of HSI, which changed its name to "Foundation Health Systems, Inc." and thereby became the Company. Under the Merger Agreement, FHC stockholders received 1.3 shares of the Company's Class A Common Stock for every share of FHC common stock held. The shares of the Company's Class A Common Stock issued to FHC's stockholders in the FHS Combination constituted approximately 61% of the outstanding stock of the Company after the FHS Combination and the shares held by the Company's stockholders prior to the FHS Combination (i.e., the prior stockholders of HSI) constituted approximately 39% of the outstanding stock of the Company after the FHS Combination.

    The FHS Combination was accounted for as a pooling of interests for accounting and financial reporting purposes. The pooling of interests method of accounting is intended to present, as a single interest, two or more common stockholder interests which were previously independent and assumes that the combining companies have been merged from inception. Consequently, the Company's consolidated financial statements incorporated by reference into this Annual Report on Form 10-K have been prepared and/or restated as though HSI and FHC always had been combined on a calendar year basis.

    Prior to the FHS Combination, the Company was the successor to the business conducted by Health Net, now the Company's HMO subsidiary in California, which became a subsidiary of the Company in 1992, and HMO and PPO networks operated by QualMed, Inc. ("QualMed"), which combined with the Company in 1994 to create HSI. FHC was incorporated in Delaware in 1984. The executive offices of the Company are located at 21650 Oxnard Street, Woodland Hills, CA 91367. Except as the context otherwise requires, the term the "Company" refers to FHS and its subsidiaries.

HEALTH PLAN DIVISIONS

    HMO AND PPO OPERATIONS. The Company's HMOs offer members a comprehensive range of health care services, including ambulatory and outpatient physician care, hospital care, pharmacy services, eye care, behavioral health and ancillary diagnostic and therapeutic services. The Company offers a full spectrum of managed health care products.

    The integrated health care programs offered by the Company's HMOs include products offered through both traditional Network Model HMOs (in which the HMOs contract with individual physicians, physician groups and independent or individual practice associations ("IPAs")) and IPA Model HMOs (in which the HMOs contract with one or more IPAs that in turn subcontract with individual physicians to provide HMO patient services) which offer quality care, cost containment and comprehensive coverage; a matrix package which allows employees to select their desired coverage from alternatives that have interchangeable outpatient and inpatient co-payment levels; point-of-service programs which offer a multi-tier design that provides both conventional HMO and indemnity-like (in-network and out-of-network) tiers; a PPO-like tier which allows members to self-refer to the network physician of their choice; and a managed indemnity plan which is provided for employees who reside outside of their HMO service areas. The Company's PPO subsidiaries consist of networks of health care providers which offer their services to health care third-party payors, such as insurers and self-funded employers.

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

    The following table contains certain information relating to commercial HMO and PPO members, Medicare members and employer groups under contract as of December 31, 1998 in each region in which the Company operated (excluding point-of-service):

                                                   ARIZONA   CALIFORNIA   CENTRAL    NORTHEAST
                                                  DIVISION    DIVISION   DIVISION    DIVISION
                                                  ---------  ----------  ---------  -----------
Commercial HMO and PPO Members..................    294,032   1,534,961    514,786     782,403
Medicare Members (risk only)....................     51,280     150,650     61,756      58,486
Medicaid Members................................     --         438,942     61,671      84,820

    In addition, the following sets forth certain data regarding the Company's employer groups in its commercial managed care operations of its Health Plan Divisions as of December 31, 1998:

Number of Employer Groups...........................................     63,729
Largest Employer Group as % of enrollment...........................       4.8%
10 largest Employer Groups as % of enrollment.......................      17.6%

    ARIZONA DIVISION

    In Arizona, the Company believes that its commercial managed care operations rank it second largest both as measured by total membership and by size of provider network. The Company's commercial HMO membership in Arizona was 286,540 as of December 31, 1998. The Company's Medicare risk membership in Arizona was 51,280 as of December 31, 1998 which represented an increase of 8% during 1998. The Company's commercial HMO membership in Utah was 7,492 as of December 31, 1998. The Arizona Division also oversees the Company's six health and life insurance companies licensed to sell insurance in 33 states and the District of Columbia.

    CALIFORNIA DIVISION

    The California market is characterized by a concentrated population. In mid 1998, the Company merged the operations of two of its California HMO subsidiaries, Health Net and Foundation Health, a California Health Plan. The resulting HMO, Health Net, is believed by the Company to be the third-largest HMO in the state of California in terms of membership and the largest in terms of size of provider network. The Company's commercial HMO membership in California as of December 31, 1998 was 1,534,961, which represented a decrease of 7% during 1998. The Company's Medicare risk membership in California as of December 31, 1998 was 150,650, which represented a decrease of 1% during 1998. The Company's Medicaid membership in California as of December 31, 1998 was 438,942 members.

    CENTRAL DIVISION.

    During 1998, the Central Division included Health Plan operations in Colorado, Florida, Idaho, Louisiana, New Mexico, Ohio, Oklahoma, Oregon, Pennsylvania, Texas, Washington and West Virginia. As of January 1, 1999, the Health Plan operations in Ohio, Pennsylvania and West Virginia were moved to the Northeast Division.

    The Company believes that its Colorado HMO is the fifth largest HMO in the state of Colorado as measured by total membership and second largest as measured by size of provider network. The Company's commercial HMO membership in Colorado was 77,269 as of December 31, 1998, which represented an increase of 1% during 1998. The Company's Medicare membership in Colorado was 10,324 as of December 31, 1998, which represented a decrease of 15% during 1998. As noted below in the section of this Annual Report on Form 10-K entitled "Discontinued Operations and Anticipated Divestitures," the company has entered into a letter of intent to sell its Colorado HMO operations.

    The Company believes its Florida HMO and PPO operations make it the ninth largest HMO managed care provider in terms of membership and fifth largest HMO in terms of size of provider network in the state of Florida. The Company's commercial HMO membership in Florida was 84,508 as of December 31, 1998, which represented a decrease of 9% during 1998. The Company's Medicare risk membership in Florida was 24,891 as of December 31, 1998, which represented an increase of 4% during 1998. The Company's Medicaid membership in Florida was 28,318 as of December 31, 1998, a 21% increase in 1998.

    In New Mexico, the Company believes that its ranks sixth largest as measured by total membership and tenth largest as measured by size of provider network. The Company's commercial HMO membership in New Mexico was 29,924 as of December 31, 1998, which represented a decrease of 12% during 1998. The Company's Medicare risk membership in New Mexico was 3,595 as of December 31, 1998, which represented an increase of 55% during 1998. As noted below in the section of this Annual Report on Form 10-K entitled "Discontinued Operations and Anticipated Divestitures," the Company has entered into a definitive agreement to sell its New Mexico HMO operations.

    The Company's commercial HMO membership in eastern Pennsylvania was 47,990 as of December 31, 1998, which represented a decrease of 28% during 1998. The Company's Medicare risk membership in eastern Pennsylvania was 14,033 as of December 31, 1998, which represented a decrease of 7% during 1998. Collectively, the Company's commercial HMO membership in Ohio, western Pennsylvania and West Virginia was approximately 20,200 as of December 31, 1998. The Company's Medicare risk membership in Ohio, western Pennsylvania and West Virginia was approximately 2,600 collectively as of December 31, 1998.

    The Company's Washington HMO services Seattle and Spokane and also services a limited number of residents who reside in the state of Idaho. The Company's Oregon HMO services Portland and its vicinity. In addition, an increasing percentage of the population in each of these areas has enrolled in HMOs in the last several years. In Washington and Oregon, the Company believes that it ranks third and sixth, respectively, with respect to total membership; the Company believes that it ranks first in Washington and third in Oregon with respect to the size of its primary care physician and specialist networks. The Company's commercial HMO and PPO membership in Oregon was 131,889 as of December 31, 1998. At year end 1997, the Company had 163,406 commercial members in Oregon. The Company's commercial HMO and PPO membership in Washington was 105,372 as of December 31, 1998, which represented an increase of 10% during 1998. The Company's Medicare risk membership in Washington was 2,641 as of December 31, 1998, which represented a decrease of 20% during 1998. The Company's Medicaid membership in Washington was 30,658 as of December 31, 1998, which represented an increase of 23% during 1998.

    Collectively, the Company's commercial HMO membership in Texas, Oklahoma, and Louisiana was 29,752 as of December 31, 1998. As noted below in the section of this Annual Report on Form 10-K entitled "Discontinued Operations and Anticipated Divestitures", the Company has entered into a definitive agreement to sell these three HMOs.

    NORTHEAST DIVISION.

    During 1998, the Northeast Division included Company operations in Connecticut, New Jersey and New York. As referenced above, effective January 1, 1999, the Company's operations in the states of Ohio, Pennsylvania and West Virginia were moved from the Central Division to the Northeast Division.

    In the Company's Northeast Division, the Company and The Guardian Life Insurance Company of America ("The Guardian") together offer both HMO and indemnity products through a joint venture doing business as "Healthcare Solutions." In general, the Company and The Guardian share equally in the profits of the joint venture, subject to certain terms of the joint venture arrangement related to expenses. The Guardian is a mutual insurer (owned by its policy owners) which offers financial products and services, including individual life and disability income insurance, employee benefits, pensions and 401(k) products. The Guardian is headquartered in New York and has more than 2,000 agents distributing its products nationwide.

    The Company believes its Connecticut HMO and PPO operations make it the largest HMO managed care provider in terms of membership and size of provider network in the state of Connecticut. The Company's commercial HMO membership in Connecticut was 356,113 as of December 31, 1998 (including 48,415 members under The Guardian arrangement), an increase of approximately 5% since the end of 1997. The Company's Medicare risk membership in Connecticut was 44,627 as of December 31, 1998, which represented an increase of 70% during 1998, and the Company's Medicaid membership in Connecticut was 62,649 as of December 31, 1998, which represented an increase of 33% during 1998.

    The Company believes its New Jersey HMO and PPO operations make it the third largest HMO managed care provider in terms of membership and the largest in terms of size of provider network in the state of New Jersey. The Company's commercial HMO membership in New Jersey was 231,281 as of December 31, 1998 (including 77,260 members under The Guardian arrangement). The Company's Medicare risk membership in New Jersey was 2,695 as of December 31, 1998 and the Company's Medicaid membership in New Jersey was 22,171 as of December 31, 1998.

    In New York, the Company had 187,285 members as of December 31, 1998, which represented an increase of 25% during 1998. Such membership includes 88,164 members under The Guardian arrangement. The Company believes its New York HMO and PPO operations make it the fifth largest HMO managed care provider in terms of membership and the second largest in terms of size of provider network in the state of New York.

    MEDICARE RISK. The Company expanded its Medicare risk business in 1998 and, as of December 31, 1998, the Company's Medicare risk plans had a combined membership of approximately 322,171 compared to 309,333 as of December 31, 1997.

    The Company offers its Medicare risk products directly to individuals and to employer groups. To enroll in a Company Medicare risk plan, covered persons must be eligible for Medicare. Health care services normally covered by Medicare are provided or arranged for by the Company, in conjunction with a broad range of preventive health care services. The federal Health Care Financing Administration ("HCFA") pays to the Company for each enrolled member a monthly fee based, in part, upon the "Adjusted Average Per Capita Cost," as determined by HCFA's analysis of fee-for-service costs related to beneficiary demographics. Depending on plan design and other factors, the Company may charge a member a premium or prepaid charge.

    The Company's California Medicare risk product, Seniority Plus, was licensed and certified to operate in 25 California counties as of December 31, 1998. The Company's other HMOs are licensed and certified to offer Medicare risk plans in 25 counties in Colorado, 10 counties in New Mexico, 6 counties in Washington, 9 counties in Pennsylvania, 34 counties in Oregon, 8 counties in Connecticut, 6 counties in Arizona, 3 counties in Florida, 21 counties in New Jersey and 11 counties in New York.

    MEDICAID PRODUCTS. As of December 31, 1998, the Company had an aggregate of approximately 585,500 Medicaid members, principally in California. To enroll in these Medicaid products, an individual must be eligible for Medicaid benefits under the appropriate state regulatory requirements. The respective HMOs offer, in addition to standard Medicaid coverage, certain additional services including dental and vision benefits. The applicable state agency pays the Company's HMOs a monthly fee for each Medicaid member enrolled on a percentage of fee-for-service costs. The Company has Medicaid members and operations in California, Connecticut, Florida, New Jersey, New York and Washington.

    ADMINISTRATIVE SERVICES ONLY BUSINESS. The Company also provides third-party administrative services to large employer groups throughout its service areas. Under these arrangements, the Company provides claims processing, customer service, medical management and other administrative services without assuming the risk for medical costs. The Company is generally compensated for these services on a fixed per member per month basis.

    INDEMNITY INSURANCE PRODUCTS. The Company offers indemnity products as "stand-alone" products and as part of multiple option products in various markets. These products are offered by the Company's six health and life insurance subsidiaries which are licensed to sell insurance in 33 states and the District of Columbia. Through these subsidiaries, the Company also offers HMO members certain auxiliary non-health products such as group life and accidental death and disability insurance.

    Although the Arizona Division oversees the Company's health and life insurance operations, such operations' products are provided throughout most of the Company's service areas. The following table contains certain information relating to such health and life insurance companies' insured PPO, point of service ("POS"), indemnity and group life products as of December 31, 1998 in each of the four Health Plan Divisions in which the Company operates:

                                                       ARIZONA    CALIFORNIA     CENTRAL     NORTHEAST
                                                      DIVISION     DIVISION     DIVISION     DIVISION
                                                     -----------  -----------  -----------  -----------
Insured PPO Members................................           0       28,955       32,721       18,888
Point of Service Members...........................           0       96,209       30,899      214,199(a)
Indemnity Members..................................       9,142        9,213        1,039            0
Group Life Members.................................       3,364       34,923       23,594            0

------------------------

(a) Represents members under the Company's arrangement with The Guardian described elsewhere in this Annual Report on Form 10-K.

GOVERNMENT CONTRACTS DIVISION

    CHAMPUS. The Company's wholly-owned subsidiary, Foundation Health Federal Services, Inc. ("Federal Services"), administers large, multi-year managed care federal contracts for the United States Department of Defense ("DoD").

    Federal Services currently administers health care contracts for DoD's TRICARE program covering 1.6 million eligible individuals under CHAMPUS. Through the federal government's TRICARE program, Federal Services provides CHAMPUS families with improved access to primary health care, lower out-of-pocket expenses and fewer claims forms. Federal Services currently administers three TRICARE contracts for five regions that cover the following states:

    - Region 11: Washington, Oregon and part of Idaho

    - Region 6: Texas, Arkansas, Oklahoma and part of Louisiana

    - Regions 9, 10 and 12: California, Hawaii, Alaska and part of Arizona

    During 1998, enrollment of CHAMPUS beneficiaries in the HMO option of the TRICARE program for the Region 11 contract increased by 16% to 131,782 while the total estimated number of eligible beneficiaries, based on DoD data, increased by 5% to 248,928. During 1998, enrollment of CHAMPUS beneficiaries in the HMO option of the TRICARE program for the Region 6 contract increased by 22% to 325,586 while the total estimated number of eligible beneficiaries, based on DoD data, decreased by 1% to 619,688. During 1998, enrollment of CHAMPUS beneficiaries in the HMO option of the TRICARE program for the Regions 9, 10 and 12 contract increased by 9% to 362,958 while the total estimated number of eligible beneficiaries, based on DoD data and excluding Alaska, decreased by 15% to 647,334 due to base realignments and closures.

    Under the TRICARE contracts, Federal Services shares health care cost risk with DoD for both gains and losses. Federal Services subcontracts to affiliated and unrelated third parties for the administration and health care risk of parts of these contracts. If all option periods are exercised by DoD and no extensions of the performance period are made, health care delivery ends on February 29, 2000 for the Region 11 contract, on October 31, 2000 for the Region 6 contract, and on March 31, 2001 for the Regions 9, 10 and 12 contract. The DoD Authorization Act for government fiscal year 1999 authorized DoD to extend the term of the current TRICARE contracts for two years. Federal Services and DoD are currently negotiating modifications to the contracts for Region 11 and Region 6 to add additional option periods which, if exercised, could extend the period of health care delivery to February 28, 2002 for the Region 11 contract and October 31, 2002 for the Region 6 contract. Federal Services expects to negotiate a similar extension to the Regions 9, 10 and 12 contract. Federal Services also expects to compete for the rebid of those contracts.

    Federal Services protested to the U.S. General Accounting Office (the "GAO") concerning the awards of TRICARE contracts for Region 1 (northeast states) and for Regions 2 and 5 (mid-Atlantic and midwest states) to competitors of Federal Services. The GAO sustained the protests and recommended that DoD conduct another round of competition for these contracts. DoD filed petitions for reconsideration of the protest decision by the GAO. The GAO denied DoD's petition for reconsideration of the Regions 2 and 5 decision and DoD will re-open competition for that contract on approximately April 1, 1999. Federal Services expects to compete for the rebid of the contract for Regions 2 and 5. Prior to the GAO deciding DoD's petition for reconsideration of the Region 1 protest decision, Federal Services entered into a litigation settlement agreement with DoD and the Region 1 contractor whereby Federal Services agreed not to seek the re-opening of competition for the Region 1 contract in exchange for certain financial considerations from both the Region 1 contractor and DoD.

    MEDICARE AND MEDICAID. During 1998, Federal Services administered contracts with the states of Massachusetts, New Jersey, Georgia and Maryland to enroll Medicaid eligible individuals in managed care programs within those states. Federal Services is not at risk for the provision of any health care services under those contracts. Federal Services entered into an agreement with MAXIMUS, Inc., effective December 24, 1997, to sell the contracts for Massachusetts, New Jersey, Georgia, and Maryland. The contract with the state of Maryland expired on June 30, 1998. The contracts with New Jersey and Georgia have been novated to MAXIMUS, Inc., and novation of the contract with Massachusetts is pending.

SPECIALTY SERVICES DIVISION

    The Company's Specialty Services Division offers behavioral health, dental, vision and pharmacy benefit management products and services as well as managed care products related to bill review, administration and cost containment for hospitals, health plans and other entities.

    DENTAL AND VISION. Through DentiCare of California, Inc. ("DentiCare"), the Company operates a dental HMO in California and Hawaii and performs dental administrative services for an affiliate company in California and Colorado, serving in the aggregate approximately 575,000 enrollees as of December 31, 1998. This enrollment includes 143,000 enrollees who are beneficiaries under Medicaid dental programs, of which 42,000 enrollees are beneficiaries of Hawaii's Medicaid program, and 184,000 enrollees who are also enrollees of affiliated Health Plan companies. DentiCare is also a participant in California's Healthy Families Program, with initial beneficiary enrollment and service delivery commencing in July 1998. Acquired by the Company in 1991, DentiCare has grown from total revenues in 1992 of $24 million to $46 million for the year ended December 31, 1998.

    Operating on administrative and information system platforms in common with DentiCare is Foundation Health Vision Services, Inc., d.b.a. AVP Vision Services ("AVP"). AVP operates in California and Arizona and provides at-risk and administrative services under various programs that result in the delivery of vision benefits to over 636,000 enrollees. Total revenues from AVP operations for the year ended December 31, 1998 exceeded $11 million. Since its acquisition by the Company in 1992, AVP has grown from 30,000 covered enrollees to 374,000 enrollees in full-risk products and 262,000 enrollees covered under administrative services contracts as of December 31, 1998.

    Both DentiCare and AVP are licensed in California under the Knox-Keene Health Care Service Plan Act of 1975, as amended (the "Knox-Keene Act"), as Specialized Health Care Service Plans and compete with other HMOs, traditional insurance companies, self-funded plans, PPOs and discounted fee-for-service plans. The two companies share a common strategy to maximize the value and quality of managed dental and vision care services while appropriately balancing financial risk assumption among providers, enrollees and other entities to achieve the effective and efficient use of available resources.

    BEHAVIORAL HEALTH. Effective July 1, 1998, the Company's behavioral health subsidiaries, Managed Health Network and Foundation Health Psychcare Services, Inc. (collectively, "MHN"), each licensed in California under the Knox-Keene Act as Specialized Health Care Service Plans, received regulatory approval of their merger. MHN, directly and through Specialty Services affiliates, offers behavioral health, substance abuse and employee assistance programs ("EAPs") on an insured and self-funded basis to employers, governmental entities and other payors in various states.

    MHN provides managed behavioral health programs to employers, governmental agencies and public entitlement programs, such as CHAMPUS and Medicaid. Employer group sizes range from Fortune 100 to mid-sized companies with 200 employees. MHN's strategy is to continue its market share achievement in the Fortune 500, health plan and CHAMPUS markets through a combination of direct and consultant/ broker sales. MHN intends to achieve additional market share by capitalizing on competitor consolidation, remaining CHAMPUS procurement opportunities and the growing state and county Medicaid behavioral carve-outs, funded on either a risk or administrative-services-only ("ASO") basis.

    These products and services were provided to over 8.8 million individuals in the year ended December 31, 1998, with approximately 3.6 million individuals under risk-based programs, approximately

1.5 million individuals under self-funded programs, and approximately 3.9 million individuals under EAP programs.

    WORKERS' COMPENSATION ADMINISTRATIVE SERVICES. The Company's subsidiaries organized under WC Division, Inc. provide a full range of managed care administrative services to insurers, self-funded employers, third-party claims administrators and public agencies. These services include automated bill review, telephonic claims reporting, automated utilization management, field and telephonic case management, and PPO network access and administration. The Company also offers ASO claims services as well as vocational rehabilitation and temporary employee placement and recruitment services. Certain of these operations were previously part of the Company's workers' compensation business, the risk-based operations of which the Company sold on December 10, 1998. See "Discontinued Operations and Anticipated Divestitures." WC Division, Inc. is in the process of changing its name to Employer & Occupational Services Group, Inc.

    PHARMACY BENEFIT MANAGEMENT. On February 26, 1999, the Company entered into a definitive agreement to sell to Advance Paradigm, Inc. ("Advance Paradigm") certain pharmacy benefit processing services, which it expects to complete on March 31, 1999. The Company's pharmacy benefit management business consists of claims processing, retail pharmacy network management, drug manufacturer rebate management, mail service pharmacy and payment of claims with respect to pharmacy benefits. As part of the sale, the Company and Advance Paradigm entered into a services agreement, whereby Advance Paradigm will provide to the Company's Health Plan Divisions at competitive rates the pharmacy management services being sold. See "Discontinued Operations and Anticipated Divestitures."

PROVIDER RELATIONSHIPS AND RESPONSIBILITIES

    PHYSICIAN RELATIONSHIPS. Upon enrollment in most of the Company's HMO plans, each member selects a participating physician group ("PPG") or primary care physician from the HMO's provider panel. The primary care physicians and PPGs assume overall responsibility for the care of members. Medical care provided directly by such physicians includes the treatment of illnesses not requiring referral, as well as physical examinations, routine immunizations, maternity and child care, and other preventive health services. The primary care physicians and PPGs are responsible for making referrals (approved by the HMO's or PPG's medical director) to specialists and hospitals. Certain Company HMOs offer enrollees "open panels" under which members may access any physician in the network without first consulting a primary care physician.

    The following table sets forth the number of primary care and specialist physicians with whom the Company's HMOs (and certain of such HMOs' PPGs) contracted as of December 31, 1998 in each of the four Health Plan Divisions of the Company:

                                                       ARIZONA    CALIFORNIA     CENTRAL     NORTHEAST
                                                      DIVISION     DIVISION     DIVISION     DIVISION
                                                     -----------  -----------  -----------  -----------
Primary Care Physicians............................       1,054        8,758       20,772       12,453
Specialist Physicians..............................       2,708       49,472       29,419       27,152
Total..............................................       3,762       58,230       50,191       39,605

    PPG and physician contracts are generally for a period of at least one year and are automatically renewable unless terminated, with certain requirements for maintenance of good professional standing and compliance with the Company's quality, utilization and administrative procedures. In California and Arizona, PPGs generally receive a monthly "capitation" fee for every member served. The capitation fee represents payment in full for all medical and ancillary services specified in the provider agreements. The non-physician component of all hospital services is covered by a combination of capitation and/or per diem charges. In such capitated arrangements, in cases where the capitated provider cannot provide the health care services needed, such providers generally contract with specialists and other ancillary service providers to furnish the requisite services pursuant to capitation agreements or negotiated fee schedules with specialists. Many of the Company's HMOs outside California and Arizona reimburse physicians according to a discounted fee-for-service schedule, although several HMOs have commenced capitation arrangements with certain providers and provider groups in their market areas.

    HOSPITAL RELATIONSHIPS. The Company's HMOs arrange for hospital care primarily through contracts with selected hospitals in their service areas. Such hospital contracts generally provide for multi-year terms and provide for payments on a variety of bases, including capitation, per diem rates, case rates, and discounted fee-for-service schedules.

    Covered inpatient hospital care for a member is comprehensive; it includes the services of physicians, nurses and other hospital personnel, room and board, intensive care, laboratory and x-ray services, diagnostic imaging, and generally all other services normally provided by acute-care hospitals. HMO or PPG nurses and medical directors are actively involved in discharge planning and case management, which often involves the coordination of community support services, including visiting nurses, physical therapy, durable medical equipment and home intravenous therapy.

    The Company owns and operates a 128-bed hospital located in Los Angeles, California, the East Los Angeles Doctors Hospital, and a 200-bed hospital located in Gardena, California, the Memorial Hospital of Gardena. As noted below in the section of this Annual Report on Form 10-K entitled "Discontinued Operations and Anticipated Divestitures," the Company is reviewing the possibility of divesting its ownership of these hospitals.

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

    QUALITY ASSESSMENT. Quality assessment is a continuing priority for the Company. Most of the Company's HMOs have a quality assessment plan administered by a committee comprised of medical directors and primary care and specialist physicians. The committees' responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and community standards, and the collection of data relating to results of treatment. All of the Company's HMOs also have a subscriber grievance procedure and/or a member satisfaction program designed to respond promptly to member grievances. Aspects of such member service programs take place both within the PPGs and within the Company's HMOs. Set forth under the heading "National Committee for Quality Assurance" below is information regarding certain quality assessment accreditations received by the Company's subsidiaries.

    The Company's quality initiatives department also implements various programs to attempt to enhance access to quality health care and services for the Company's members. The mission of such department is to improve the health status and quality of life of the Company's members through the development and implementation of various programs including disease management programs, health assessment and member satisfaction surveys, data collection and tracking for the Health Plan Employer Data and Information Set ("HEDIS") initiative, and assistance with performance-based contracting with provider groups.

    In December 1998, the Company sold the clinical content of its member support center services located in Philadelphia for approximately $36.3 million in net proceeds. The member support center is a telecommunications center staffed by nurses who respond to member calls through the retrieval of detailed clinical and demographic data regarding plan members and provider information and the use of clinical algorithms to guide members to the most appropriate level of care for their condition. As part of the sale, the Company's members who had access to the support center prior to the sale will continue to have access to similar services provided by the purchaser of the center for a period of up to ten years. See "Discontinued Operations and Anticipated Divestitures" below.

MANAGEMENT INFORMATION SYSTEMS

    Effective information technology systems are critical to the Company's operation. The Company's information technology systems include several computer systems, each utilizing a combination of packaged and customized software and a network of on-line terminals. The information technology systems gather and store data on the Company's members and physician and hospital providers. The systems contain all of the Company's necessary membership and claims-processing capabilities as well as marketing and medical utilization programs. These systems provide the Company with an integrated and efficient system of billing, reporting, member services and claims processing, and the ability to examine member encounter information for the optimization of clinical outcomes.

    The Company also recognizes that the arrival of the Year 2000 poses a challenge to the ability of computer systems to recognize the date change from 1999 to 2000 (the "Year 2000 Issue") and is in the process of modifying its computer applications and business processes to provide for their continued functionality given the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs (both external and internal) that have date/time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or material miscalculations causing disruptions of operations, including, among other things, the inability to process transactions, prepare invoices or engage in normal business activities.

    The costs of the Company's Year 2000 Issue projects and the timetable in which the Company plans to complete the Year 2000 Issue compliance requirements are set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Stockholders attached as an exhibit to this Annual Report on Form 10-K and are based on estimates derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from these plans and estimates.

DISCONTINUED OPERATIONS AND ANTICIPATED DIVESTITURES

    RISK-BASED WORKERS' COMPENSATION OPERATIONS. In 1997, the Company revised its strategy of maintaining a presence in the workers' compensation insurance business as a result of various factors, including adverse developments arising in the workers' compensation insurance business, primarily related to the workers' compensation claims environment in California. In 1997 the Company adopted a plan to completely discontinue this segment of its business, through divestiture of its workers' compensation risk-assuming insurance subsidiaries. On December 10, 1998, the Company consummated the sale of Business Insurance Group, Inc. ("BIG"), its risk-based workers' compensation subsidiary. As part of the transaction, the Company funded the purchase of third party reinsurance to cover up to $175 million in adverse loss development related to BIG and its subsidiaries. The Company received approximately $200 million in cash for the sale, net of its costs and expenses for the transaction. Certain of the Company's subsidiaries entered into agreements with the buyer to continue to provide certain administrative services related to such operations for a period of five years.

    LOUISIANA, OKLAHOMA AND TEXAS HMO OPERATIONS. On November 4, 1998, the Company entered into a definitive agreement for the sale of its HMO operations in the states of Texas, Louisiana and Oklahoma to AmCareco, Inc. As part of the transaction, the Company will receive convertible preferred stock of the buyer. The Company is pursuing a divestiture of these HMOs due to, among other reasons, inadequate returns on invested capital. Although the Company has entered into a definitive agreement for the foregoing sale, consummation of the sale is subject to numerous conditions and certain regulatory approvals.

    ALABAMA HMO OPERATIONS. In December 1997, the Company entered into a definitive agreement to sell its non-operational HMO license in Alabama to an unaffiliated third party, which sale was consummated in January 1998.

    PHARMACY BENEFITS MANAGEMENT SERVICES. In February 1999, the Company entered into a definitive agreement to sell to Advance Paradigm the capital stock of Foundation Health Pharmaceutical Services, Inc., and certain pharmacy benefit processing services of Integrated Pharmaceutical Services, Inc., for approximately $70 million in cash. In addition, the Company and Advance Paradigm entered into a services agreement, whereby Advance Paradigm will provide to the Company's Health Plan Divisions at competitive rates claims processing, retail network management, and payment of claims pharmacy benefits services. Advance Paradigm will also provide pharmacy mail service to the Health Plan Divisions. For a period of five years, the Company may not compete with respect to such services in any market in which Advance Paradigm conducts business, subject to certain exceptions. It is anticipated that the sale will be consummated on March 31, 1999.

    MEMBER SUPPORT CENTER OPERATIONS. During 1998, the Company operated a regional member support center located in Philadelphia. The support center was a telecommunications center staffed by nurses who responded to member calls through the retrieval of detailed clinical and demographic data regarding plan members and provider information, and the use of clinical algorithms to guide members to the most appropriate level of care for their condition. In December 1998, the Company sold the clinical content used in its member support center operations to Access Health, Inc. ("Access Health") for approximately $36.3 million in cash net proceeds. In addition, the Company entered into a long-term services agreement with Access Health pursuant to which all members who had access to the support center at the time of sale will continue to have such access for a period of ten years, with available annual extensions by the Company. In addition, as part of the transaction the Company agreed not to compete in such services for a period commencing on the closing date and ending two years after members cease to have access to the support center.

    SOUTHERN CALIFORNIA HOSPITALS. The Company is reviewing the possibility of divesting its ownership of two Southern California hospitals, a 128-bed hospital located in Los Angeles, California, the East Los Angeles Doctors Hospital, and a 200-bed hospital located in Gardena, California, the Memorial Hospital of Gardena. The Company is presently responding to inquiries of parties which have expressed an interest in the purchase of such businesses.

    GEM INSURANCE COMPANY. Since October of 1997, Gem Insurance Company ("Gem"), a subsidiary of the Company, has implemented a restructuring plan to reduce operating losses and its in-force insurance risk. In 1997, Gem initiated a withdrawal from the Nevada insurance markets, and began restructuring its insurance products in Utah and then in certain other markets. Gem also reduced commissions to market-level rates and terminated certain general agents. Gem continued to implement such restructuring plan in 1998. As a result, the number of Gem's insureds dropped from over 100,000 at the start of 1998 to approximately 2,500 at December 31, 1998. Gem has filed notices of intention to withdraw from Nebraska and the small group market in Colorado. Currently, Foundation Health Systems Life and Health Insurance Company, a subsidiary of the Company, services Gem's insureds through an administrative services agreement between the companies. The Company is reviewing the possibility of winding up the operations of Gem or merging such operations into another insurance subsidiary of the Company. Upon completion of its current withdrawals, Gem will be licensed in only five states.

    COLORADO OPERATIONS. In March 1999, the Company entered into a letter of intent to sell the capital stock of QualMed Plans for Health of Colorado, Inc., the Company's HMO subsidiary in the state of Colorado, to Wellpoint Health Networks Inc. The Company anticipates closing the sale in the first half of 1999. Although the Company has entered into a letter of intent for the foregoing sale, consummation of the sale is subject to execution of a definitive agreement mutually satisfactory to the parties and satisfaction of all conditions to be set forth therein, including obtaining certain regulatory approvals. In addition, the Company has decided to close its regional service center in Pueblo, Colorado in the first half of 1999.

    NEW MEXICO OPERATIONS. In March 1999, the Company also entered into a definitive agreement to sell the capital stock of QualMed Plans for Health, Inc., the Company's HMO subsidiary in the state of New Mexico, to Health Care Horizons, Inc. Although the Company has entered into a definitive agreement for the foregoing sale, consummation of the sale is subject to numerous conditions and certain regulatory approvals.

    CERTAIN OTHER OPERATIONS. The Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and is reviewing from a strategic standpoint which of such businesses or operations should be divested.

ADDITIONAL INFORMATION CONCERNING THE COMPANY'S BUSINESS

    MARKETING AND SALES. Marketing for group Health Plan business is a two-step process in which the Company first markets to employer groups and then provides information directly to employees once the employer has selected a Company HMO. The Company typically uses its internal sales staff to serve the large employer groups while independent brokers work with the Company's internal sales staff to develop business with smaller employer groups. Once selected by an employer, the Company solicits enrollees from the employee base directly. In 1998, the Company marketed its programs and services primarily through its direct sales staff and independent brokers, agents and consultants. During "open enrollment" periods when employees are permitted to change health care programs, the Company uses direct mail, work day and health fair presentations, telemarketing, outdoor print, radio and television advertisements to attract new enrollees. The Company's sales efforts are supported by its marketing division which includes research and product development, corporate communications, public relations and marketing services.

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

    COMPETITION. HMOs operate in a highly competitive environment in an industry currently subject to significant changes from business consolidations, new strategic alliances, legislative reform, and market pressures brought about by a better informed and better organized customer base. The Company's HMOs face substantial competition from for-profit and nonprofit HMOs, PPOs, self-funded plans (including self-insured employers and union trust funds), Blue Cross/Blue Shield plans, and traditional indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than the Company. The Company believes that the principal competitive features affecting its ability to retain and increase membership include the range and prices of benefit plans offered, provider network, quality of service, responsiveness to user demands, financial stability, comprehensiveness of coverage, diversity of product offerings, and market presence and reputation. The relative importance of each of these features and key competitors vary by market. The Company believes that it competes effectively with respect to all of these factors.

    Kaiser Foundation Health Plan ("Kaiser") is the largest HMO in California and in the United States and is a competitor of the Company in the California HMO industry. In addition to Kaiser, the Company's other HMO competitors include PacifiCare of California, California Care (Blue Cross), Blue Shield, Aetna and CIGNA Healthplans of California, Inc. In addition, there are a number of other types of competitors including self-directed plans, traditional indemnity insurance plans, and other managed care plans.

    The Company also competes in California against a variety of PPOs. The establishment of PPOs has been encouraged by legislation in California that enables insurance companies to negotiate fees with health care providers and to extend economic incentives to insureds to utilize such providers without significant legal restrictions. But the California Department of Corporations (the "DOC"), which regulates all California HMOs, has interpreted California law to prohibit California PPOs that lack an HMO license from compensating providers on a capitated or other prepaid or periodic basis unless those providers themselves have an HMO license. Thus, only HMOs may legally enter into such financial arrangements with providers, while PPOs are limited to fee-for-service arrangements.

    The Company's Colorado HMO competes primarily against other HMOs including Kaiser, United Healthcare, and PacifiCare of Colorado, as well as with a Blue Cross/Blue Shield HMO, other commercial carriers, and various hospital or physician-owned HMOs. The Company's largest competitor in New Mexico is Presbyterian Health Plan. The Company's New Mexico HMO also competes with Lovelace Health Plan (an HMO owned by CIGNA Corporation) and Blue Cross/Blue Shield. The Company's largest competitor in Arizona is Health Partners. The Company's Arizona HMO also competes with CIGNA, PacifiCare, Aetna, and Blue Cross/Blue Shield. In Utah, the Company competes with Intermountain Health Plan and PacifiCare, among other companies.

    The Company's Oregon HMO competes primarily against other HMOs including Kaiser, PacifiCare of Oregon, The Good Health Plan, Blue Cross Lifewise and Blue Shield Regions, and with various PPOs. The Company's Washington HMO competes primarily with Group Health Cooperative of Puget Sound, Kaiser, HealthPlus (Blue Cross), and with commercial carriers, self-funded plans, and other Blue Cross/ Blue Shield organizations.

    The Company's HMOs in Connecticut compete for business with commercial insurance carriers, Blue Cross and Blue Shield of Connecticut, Aetna/U.S. Healthcare, and more than ten other HMOs. The Company's main competitors in Pennsylvania, New York, and New Jersey are Aetna/U.S. Healthcare, Independence Blue Cross, Empire Blue Cross, Oxford Health Plans, AmeriHealth, and Keystone East. The Company's HMO operations in Florida compete for business with Humana Medical Plan, United HealthCare, Health Options, and Prudential HealthCare, among others.

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

    Additionally, there are a number of proposed federal laws currently before Congress to further regulate managed health care. The Company cannot predict the ultimate fate of any of these legislative proposals. The Company's Medicare risk contracts are subject to regulation by HCFA. HCFA has the right to audit HMOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with HCFA's contracts and regulations. The Company's Medicaid business is also subject to regulation by HCFA, as well as state agencies.

    CALIFORNIA HMO REGULATIONS. California HMOs such as Health Net and certain of the Company's specialty plans are subject to state regulation, principally by the DOC under the Knox-Keene Act. Among the areas regulated by the Knox-Keene Act are: (i) adequacy of administrative operations, (ii) the scope of benefits required to be made available to members, (iii) manner in which premiums are structured, (iv) procedures for review of quality assurance, (v) enrollment requirements, (vi) composition of policy making bodies to assure that plan members have access to representation, (vii) procedures for resolving grievances, (viii) the interrelationship between HMOs and their health care providers, (ix) adequacy and accessibility of the network of health care providers, (x) provider contracts, and (xi) initial and continuing financial viability. Any material modifications to the organization or operations of Health Net are subject to prior review and approval by the DOC. This approval process can be lengthy and there is no certainty of approval. Other significant changes require filing with the DOC, which may then comment and require changes. In addition, under the Knox-Keene Act, Health Net and certain other Company subsidiaries must file periodic reports with, and are subject to periodic review by, the DOC.

    The DOC has also required the Company and its Knox-Keene licensed subsidiaries to provide the DOC with a number of undertakings in connection with the FHS Combination and the merger of the Company's two California, full-service HMOs. These undertakings obligate the affected companies to certain requirements not applicable to licensees generally, or prohibit or require regulatory approval preceding the institution of certain changes. While the Company has been permitted to withdraw a number of these undertakings, others remain in effect and constrain the Company's flexibility of operations. The Company does not believe, however, that the remaining undertakings have a material adverse effect on the Company and its licensees taken as a whole.

    Currently, the California legislature is considering a number of significant managed health care measures which could materially alter California's regulatory environment. Among such measures are proposals to establish an entirely new regulatory structure for managed care, in lieu of the DOC. Other legislative proposals focus on medical care dispute resolution mechanisms, medical malpractice liability, and mandated benefits, such as mental health coverage. The Company cannot predict the ultimate fate of any of these legislative proposals in California.

    OTHER HMO REGULATIONS. In each state in which the Company does business, HMOs must file periodic reports with, and their operations are subject to periodic examination by, state licensing authorities. In addition, each HMO must meet numerous state licensing criteria and secure the approval of state licensing authorities before implementing certain operational changes, including the development of new product offerings and, in some states, the expansion of service areas. To remain licensed, each HMO must continue to comply with state laws and regulations and may from time to time be required to change services, procedures or other aspects of its operations to comply with changes in applicable laws and regulations. HMOs are required by state law to meet certain minimum capital and deposit and/or reserve requirements in each state and may be restricted from paying dividends to their parent corporations under certain circumstances from time to time. Several states have increased minimum capital requirements, pursuant to proposals by the National Association of Insurance Commissioners to institute risk-based capital requirements. Regulations in these and other states may be changed in the future to further increase equity requirements. Such increases could require the Company to contribute additional capital to its HMOs. Any adverse change in governmental regulation or in the regulatory climate in any state could materially impact the HMOs operating in that state. The HMO Act and state laws place various restrictions on the ability of HMOs to price their products freely. The Company must comply with certain provisions of certain state insurance and similar laws, especially as it seeks ownership interests in new HMOs, PPOs and insurance companies, or otherwise expands its geographic markets or diversifies its product lines.

    INSURANCE REGULATIONS. State departments of insurance (the "DOIs") regulate insurance and third-party administrator business conducted by certain subsidiaries of the Company (the "Insurance Subsidiaries") pursuant to various provisions of state insurance codes and regulations promulgated thereunder. The Insurance Subsidiaries are subject to various capital reserve and other financial requirements established by the DOIs. The Insurance Subsidiaries must also file periodic reports regarding their activities regulated by the DOIs and are subject to periodic reviews of those activities by the DOIs. The Company must also obtain approval from, or file copies with, the DOIs for all of its group and individual policies prior to issuing those policies. The Company does not believe that the requirements imposed by the DOIs will have a material impact on the ability of the Insurance Subsidiaries to conduct their business profitably.

    NATIONAL COMMITTEE FOR QUALITY ASSURANCE ("NCQA"). NCQA is an independent, non-profit organization that reviews and accredits HMOs and assesses an HMO's quality improvement, utilization management, credentialing process, commitment to members' rights, and preventive health services. HMOs that comply with NCQA's review requirements and quality standards receive NCQA accreditation. After an NCQA review is completed, NCQA will issue one of four designations. These are
(i) accreditation for three years; (ii) accreditation for one year; (iii) provisional accreditation for twelve to eighteen months to correct certain problems with a follow-up review to determine qualification for accreditation; and (iv) not accredited. Foundation Health, A Florida Health Plan, Inc.; Health Net, the Company's HMO in California; Intergroup Prepaid Health Services of Arizona, Inc., the Company's HMO in Arizona; and QualMed Washington Health Plan, Inc. (Spokane region), have all received NCQA accreditations for three years. QualMed Plans for Health, Inc. (Pennsylvania), QualMed Plans for Health of Colorado, Inc. and QualMed Washington Health Plan, Inc. (Seattle region) have all received one year accreditation from NCQA. Certain of the Company's other Health Plan subsidiaries are in the process of applying for NCQA accreditation.

SERVICE MARKS

    The Company's service marks and/or trademarks include, among others: THE ACUTE CARE ALTERNATIVE-Registered Trademark-, Alliance 2000(sm) Alliance 1000(sm), Asthmawise(sm), AVP(sm), AVP Vision Plans(sm), BabyWell(sm), BEING WELL-Registered Trademark-, CARECAID-Registered Trademark-,
CMP-Registered Trademark-, COMBINED CARE-Registered Trademark-, COMBINED CARE PLUS(sm), COMMUNITY MEDICAL PLAN, INC. and design-Registered Trademark-, A CURE FOR THE COMMON HMO-Registered Trademark-, Feetbeat Worksite Walking Program(sm), FIRM SOLUTIONS-Registered Trademark-, FLEX ADVANTAGE-Registered Trademark-, FLEX NET(sm), FOUNDATION HEALTH and design-Registered Trademark-, FOUNDATION HEALTH GOLD-Registered Trademark-, Foundation Health Systems(sm), GOOD HEALTH IS JUST AROUND THE CORNER-Registered Trademark-, HANK-Registered Trademark-, HANK and design-Registered Trademark-, HEALTH NET-Registered Trademark-, Health Net ACCESS(sm), Health Net Comp.24(sm), Health Net ELECT(sm), Health Net INSIGHT(sm), Health Net OPTIONS(sm), Health Net SELECT(sm), Health Net Seniority Plus(sm), Health Smart and design(sm), Healthworks (stylized)(sm), Heart & Soul(sm), IMET and design-Registered Trademark-, Indian design-Registered Trademark-, INDIVIDUAL PREFERRED PPO-Registered Trademark-, InterCare(sm), InterComp(sm), InterFlex(sm), Inter Mountain Employers Trust(sm), InterPlus(sm), LIFE WITH DIGNITY AND HOPE-Registered Trademark-, MAKING QUALITY HEALTH CARE AFFORDABLE-Registered Trademark-, M.D. Health Plan Personal Medical Management(sm), On the Road to Good Health(sm), PHYSICIANS HEALTH SERVICES-Registered Trademark-, Premier Medical Network(sm), Premier Medical Network It's Your Choice(sm), QUALASSIST-Registered Trademark-, QUALADMIT-Registered Trademark-, QUALCARE-Registered Trademark-, QUALCARE PREFERRED-Registered Trademark-, QUAL-MED-Registered Trademark-, QUALMED(sm), QUALMED HEALTH & LIFE INSURANCE COMPANY-Registered Trademark-, QUALMED PLANS FOR HEALTH-Registered Trademark-, Rapid Access(sm), SENIOR
SECURITY-Registered Trademark-, SENIOR VALUE-Registered Trademark-, Someone at Your Side(sm), Sun/Mountain design-Registered Trademark-,The Final Piece of the Healthcare Puzzle(sm), VitalLine(sm), VITALTEAM-Registered Trademark-, WELL MANAGED CARE RIGHT FROM THE START-Registered Trademark-, WELL REWARDS-Registered Trademark-, Well Woman(sm), Wise Choice(sm), WORKING WELL TOGETHER-Registered Trademark-, and Your Partner in Healthy Living(sm), and certain designs related to the foregoing.

    The Company utilizes these and other marks in connection with the marketing and identification of products and services. The Company believes such marks are valuable and material to its marketing efforts.

EMPLOYEES

    The Company currently employs approximately 14,000 employees, excluding temporary employees. Such employees perform a variety of functions, including administrative services for employers, providers, and members, negotiation of agreements with physician groups, hospitals, pharmacies, and other health care providers, handling claims for payment of hospital and other services, and providing data processing services. The Company's employees are not unionized and the Company has not experienced any work stoppage since its organization. The Company considers its relations with its employees to be very good.

    In connection with the FHS Combination, the Company adopted a significant restructuring plan which provides for a workforce reduction, the consolidation of employee benefit plans and the consolidation of certain office locations, which the Company has been effectuating.

ITEM 2. PROPERTIES

    The Company owns certain of its offices in Pueblo, Colorado and leases office space for its principal executive offices in Woodland Hills and its offices in Rancho Cordova, California.

    The Woodland Hills facility, with approximately 410,000 square feet, is leased pursuant to two leases, the earliest of which expires in December 2001 with respect to 300,000 square feet. The aggregate rent for the two leases for 1998 totaled approximately $11.7 million. The Company's principal executive offices are located in the Woodland Hills facility, and such facility contains much of the Company's California HMO operations.

    The Company and its subsidiaries also lease an aggregate of approximately 515,000 square feet of office space in Rancho Cordova, California. The Company's aggregate rent obligations under these leases were approximately $7.2 million in 1998. These leases expire at various dates through July 2002. The Rancho Cordova facilities serve as a regional data processing center.

    The Pueblo facility consists of approximately 311,000 square feet of office space. The facility is subject to a mortgage in the aggregate principal amount of approximately $280,000 as of December 31, 1998. The Pueblo facility includes three properties which the Company renovated in 1998. The Company has received public funds for certain of such properties' renovation from the City and County of Pueblo in return for certain employment commitments. In addition, the Company leases approximately 34,000 square feet of office space in Pueblo pursuant to three leases, the earliest of which expires in August 1999, at an aggregate rent of approximately $330,000 per year. As set forth elsewhere in this Annual Report on Form 10-K the Company has decided to close its regional services center in Pueblo in the first half of 1999.

    In addition to the Company's office space in Pueblo, Woodland Hills and Rancho Cordova, the Company and its subsidiaries lease approximately 165 sites in 26 states, comprising roughly 1.7 million square feet of space.

    The Company owns in total approximately 1.6 million square feet of space. The Company owns approximately 375,000 aggregate square feet of space for health care centers in California and Arizona and approximately 250,000 square feet of space for two hospitals in Southern California. The Company also owns approximately one dozen office buildings located in Arizona, California, Colorado and Connecticut, which collectively encompass approximately 960,000 square feet of space.

    Management believes that its ownership and rental costs are consistent with those available for similar space in the applicable local area. The Company's properties are well maintained, considered adequate and are being utilized for their intended purposes.

    The Company is currently considering the sale of certain care centers and unimproved real estate owned by the Company, and the sale and leaseback of certain of its occupied facilities in Arizona, California and Connecticut.

ITEM 3. LEGAL PROCEEDINGS

MEDAPHIS CORPORATION

    On November 7, 1996, the Company's predecessor, HSI, filed a lawsuit against Medaphis Corporation ("Medaphis") and its former Chairman and Chief Executive Officer Randolph G. Brown, entitled HEALTH SYSTEMS INTERNATIONAL, INC. V. MEDAPHIS CORPORATION, RANDOLPH G. BROWN AND DOES 1-50, case number BC 160414, Superior Court of California, County of Los Angeles. The lawsuit arises out of the acquisition of Health Data Sciences Corporation ("HDS") by Medaphis. In July 1996, HSI, the owner of 1,234,544 shares of Series F Preferred Stock of HDS, representing over sixteen percent of the total outstanding equity of HDS, voted its shares in favor of the acquisition of HDS by Medaphis. HSI received as the result of the acquisition 976,771 shares of Medaphis Common Stock in exchange for its Series F Preferred Stock. Pursuant to the Merger Agreement, the Company succeeded to the interests of HSI in the Medaphis lawsuit, and the Company has been substituted for HSI as plaintiff in the suit.

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

    The Company moved to disqualify the law firm representing certain of the individual defendants. The trial court granted the Company's motion, and the law firm and its clients appealed such decision. In addition, the trial court granted a stay of the case in order to permit the law firm to appeal. On November 30, 1998, the Appellate Court affirmed the trial court's decision. New counsel has been substituted in as counsel for certain of the individual defendants. The court ordered stay has been lifted and, therefore, discovery is now permitted to resume. The case is in the early stages of discovery.

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

    The case went to trial in April of 1997 against Gem and the agent. A jury verdict was ultimately rendered awarding the Plaintiffs $1 million in compensatory damages and assessing fault 97% to Gem and 3% to the agent, Mark Davis. In addition, the jury awarded $15 million in punitive damages against Gem. Thereafter, the Plaintiffs filed a motion seeking to recover an additional $4 million in attorneys' fees, and Gem filed post-trial motions for judgment notwithstanding the verdict, for a new trial and for remittitur of the jury verdict. Gem's motion for judgment notwithstanding the verdict was denied. The court granted Gem's motion for remittitur and remitted the jury verdict to an award of $1 million in compensatory damages and $2 million in punitive damages. Gem planned to appeal the verdict, but the parties agreed to settle the matter in May 1998 and avoid the uncertainties and cost of an appeal.

    In addition, on July 15, 1997 Gem filed a complaint against Mr. Davis and his spouse in Maricopa County (Arizona) Superior Court (Case No. CV97-13053) asserting a claim for indemnity against Mr. Davis with respect to the Monacelli case. Gem agreed to settle its claims against Mr. and Mrs. Davis in December 1998.

FPA MEDICAL MANAGEMENT, INC.

    Since May 1998, several complaints (the "FPA Complaints") have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible into debentures and options to purchase common stock of FPA Medical Management, Inc. ("FPA") at various times between February 3, 1997 and May 15, 1998. The FPA Complaints name as defendants FPA, certain of FPA's auditors, the Company and certain of the Company's former officers. The FPA Complaints allege that the Company and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between the Company and FPA, about FPA's business and about the Company's 1997 sale of FPA common stock held by the Company. The Company has filed a motion to dismiss all claims asserted against it in the consolidated federal class actions but has not formally responded to the other complaints.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the security holders of the Company, either through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1998.

OTHER INFORMATION

REVOLVING CREDIT FACILITY

    The Company has an unsecured, five-year $1.5 billion revolving credit facility pursuant to a Credit Agreement dated July 8, 1997 (the "Credit Agreement") with the banks identified in the Credit Agreement (the "Banks") and Bank of America National Trust and Savings Association ("Bank of America") as Administrative Agent. All previous revolving credit facilities were terminated and rolled into the Credit Agreement. The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Specifically, Section 7.11 of the Credit Agreement provides that the Company and its subsidiaries may, so long as no event of default exists: (i) declare and distribute stock as a dividend; (ii) purchase, redeem, or acquire its stock, options, and warrants with the proceeds of concurrent public offerings; and (iii) declare and pay dividends or purchase, redeem, or otherwise acquire its capital stock, warrants, options, or similar rights with cash subject to certain specified limitations.

    Under the Credit Agreement, as amended pursuant to the First Amendment and Waiver to Credit Agreement dated as of April 6, 1998, the Second Amendment to Credit Agreement dated as of July 31, 1998, the Third Amendment to Credit Agreement dated as of November 6, 1998 and the Fourth Amendment to Credit Agreement dated March 26, 1999 (collectively, the "Amendments") with the Banks, the Company is: (i) obligated to maintain certain covenants keyed to the Company's financial condition and performance (including a Total Leverage Ratio and Fixed Charge Ratio); (ii) obligated to limit liens; (iii) subject to customary covenants, including (A) disposition of assets only in the ordinary course and generally at fair value and (B) restrictions on acquisitions, mergers, consolidations, loans, leases, joint ventures, contingent obligations, and certain transactions with affiliates; (iv) permitted to sell the Company's workers' compensation insurance business, provided that the net proceeds shall be applied towards repayment of the outstanding Loans under the Credit Agreement (which sale the Company completed on December 10, 1998); and (v) permitted to incur additional indebtedness in an aggregate amount not to exceed $1,000,000,000 upon certain terms and conditions, including mandatory prepayment of the outstanding Loans with a certain portion of the proceeds from the issuance of such indebtedness, resulting in a permanent reduction of the aggregate amount of commitments under the Credit Agreement by the amount so prepaid. The Amendments also provided for an increase in the interest and facility fees under the Credit Agreement.

SHAREHOLDER RIGHTS PLAN

    On May 20, 1996, the Board of Directors of the Company declared a dividend distribution of one right (a "Right") for each outstanding share of the Company's Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"), to stockholders of record at the close of business on July 31, 1996 (the "Record Date"). The Board of Directors of the Company also authorized the issuance of one Right for each share of Common Stock issued after the Record Date and prior to the earliest of the Distribution Date (as defined below), the redemption of the Rights, and the expiration of the Rights, and in certain other circumstances. Rights will attach to all Common Stock certificates representing shares then outstanding and no separate Rights certificates will be distributed. Subject to certain exceptions contained in the Rights Agreement dated as of June 1, 1996 by and between the Company and Harris Trust and Savings Bank, as Rights Agent (the "Rights Agreement"), the Rights will separate from the Common Stock in the event any person acquires 15% or more of the outstanding Class A Common Stock, the Board of Directors of the Company declares a holder of 10% or more to the outstanding Class A Common Stock to be an "Adverse Person," or any person commences a tender offer for 15% or more of the Class A Common Stock (each event causing a "Distribution Date").

    Except as set forth below and subject to adjustment as provided in the Rights Agreement, each Right entitles its registered holder, upon the occurrence of a Distribution Date, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, at a price of $170.00 per one-thousandth share. However, in the event any person acquires 15% or more of the outstanding Class A Common Stock, or the Board of Directors of the Company declares a holder of 10% or more of the outstanding Class A Common Stock to be an "Adverse Person," the Rights (subject to certain exceptions contained in the Rights Agreement) will instead become exercisable for Class A Common Stock having a market value at such time equal to $340.00 per share. The Rights are redeemable under certain circumstances at $.01 per Right and will expire, unless earlier redeemed, on July 31, 2006.

    A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File No. 001-12718). In connection with its execution of the Merger Agreement for the FHS Combination, the Company entered into Amendment No. 1 (the "Rights Amendment") to the Rights Agreement to exempt the Merger Agreement and related transactions from triggering the Rights. In addition, the Rights Amendment modifies certain terms of the Rights Agreement applicable to the determination of certain "Adverse Persons," which modifications became effective upon consummation of the transactions provided for under the Merger Agreement. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement.

THE CALIFORNIA WELLNESS FOUNDATION

    Pursuant to the Amended Foundation Shareholder Agreement, dated as of January 28, 1992 (the "CWF Shareholder Agreement"), by and among the Company, the California Wellness Foundation (the "CWF"), and certain stockholders (the "HNMH Stockholders") of HN Management Holdings, Inc. (a predecessor to the Company) ("HNMH") named therein, the CWF was subject to various volume and manner of sale restrictions specified in the CWF Shareholder Agreement which limited the number of shares of Class B Common Stock that the CWF could dispose of prior to December 31, 1998. The CWF and the Company are also party to a Registration Rights Agreement dated as of March 2, 1995 (the "CWF Registration Rights Agreement") pursuant to which the CWF has the right to demand registration for sale in underwritten public offerings of up to 8,026,298 shares of Class B Common Stock.

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

    Pursuant to certain agreements with the CWF, the Company redeemed 4,550,000 shares of Class B Common Stock from the CWF on June 27, 1997. The CWF has also sold shares of Class B Common Stock to unrelated third parties, which shares of common stock automatically converted into shares of Class A Common Stock at the time of such sales.

    On February 25, 1998, the CWF notified the Company of its intention to sell up to 8,026,000 shares of Class B Common Stock pursuant to the CWF Registration Rights Agreement in an underwritten public offering. Pursuant to the terms of the CWF Registration Rights Agreement, the Company upon receipt of a notification under such agreement must prepare and file a registration statement with respect to such shares with the Securities and Exchange Commission as expeditiously as possible but in no event later than 90 days following receipt of the notice, subject to certain exceptions. Pursuant to the terms of a letter agreement dated June 1, 1998 between the CWF and the Company (the "Letter Agreement"), the Company provided its consent under the CWF Registration Rights Agreement to permit the CWF to sell certain shares of Class B Common Stock in private sales transactions (subject to the terms and conditions set forth in the Letter Agreement) in lieu of such underwritten public offering. Effective June 18, 1998, the CWF sold 5,250,000 shares of Class B Common Stock to unrelated third parties in accordance with the Letter Agreement, which shares of Class B Common Stock sold by the CWF automatically converted on a one-for-one basis into shares of Class A Common Stock. Pursuant to the terms of the Letter Agreement, all of such 5,250,000 shares sold reduced the number of shares subject to registration under the CWF Registration Rights Agreement on a one-for-one basis. As a result of such sales, the CWF currently holds 5,047,642 shares of Class B Common Stock and CWF Notes in the principal amount of approximately $17,646,000.

CAUTIONARY STATEMENTS

    In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company.

    The Company wishes to caution readers that these factors, among others, could cause the Company's actual financial or enrollment results to differ materially from those expressed in any projected, estimated, or forward-looking statements relating to the Company. The following factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

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

    HEALTH CARE COSTS. A large portion of the revenue received by the Company is expended to pay the costs of health care services or supplies delivered to its members. The total health care costs incurred by the Company are affected by the number of individual services rendered and the cost of each service. Much of the Company's premium revenue is set in advance of the actual delivery of services and the related incurring of the cost, usually on a prospective annual basis. While the Company attempts to base the premiums it charges at least in part on its estimate of expected health care costs over the fixed premium period, competition, regulations, and other circumstances may limit the Company's ability to fully base premiums on estimated costs. In addition, many factors may and often do cause actual health care costs to exceed those costs estimated and reflected in premiums. These factors may include increased utilization of services, increased cost of individual services, catastrophes, epidemics, seasonality, new mandated benefits or other regulatory changes, and insured population characteristics.

    The managed health care industry is labor intensive and its profit margin is low. Hence, it is especially sensitive to inflation. Health care industry costs have been rising annually at rates higher than the Consumer Price Index. Increases in medical expenses without corresponding increases in premiums could have a material adverse effect on the Company.

    PHARMACEUTICAL COSTS. The costs of pharmaceutical products and services are increasing faster than the costs of other medical products and services. Thus, the Company's HMOs face ever higher pharmaceutical expenses. The inability to manage pharmaceutical costs could have an adverse effect on the Company's financial condition.

    MEDICAL MANAGEMENT. The Company's profitability is dependent, to a large extent, upon its ability to accurately project and manage health care costs, including without limitation, appropriate benefit design, utilization review and case management programs, and its risk sharing arrangements with providers, while providing members with quality health care. For example, high out-of-network utilization of health care providers and services may have significant adverse affects on the Company's ability to manage health care costs and member utilization of health care. There can be no assurance that the Company through its medical management programs will be able to continue to manage medical costs sufficiently to restore and/or maintain profitability in all of its product lines.

    MARKETING. The Company markets its products and services through both employed sales people and independent sales agents. Although the Company has a number of such sales employees and agents, if certain key sales employees or agents or a large subset of such individuals were to leave the Company, its ability to retain existing customers and members could be impaired. In addition, certain of the Company's customers or potential customers consider rating, accreditation, or certification of the Company by various private or governmental bodies or rating agencies necessary or important. Certain of the Company's health plans or other business units may not have obtained or may not desire or be able to obtain or maintain such accreditation or certification which could adversely affect the Company's ability to obtain or retain business with such customers.

    The managed health care industry has recently received a significant amount of negative publicity. Such general publicity, or any negative publicity regarding the Company in particular, could adversely affect the Company's ability to sell its products or services or could create regulatory problems for the Company. Furthermore, the managed care industry recently has experienced significant merger and acquisition activity. Speculation or uncertainty about the Company's future could adversely affect the ability of the Company to market its products.

    COMPETITION. The Company competes with a number of other entities in the geographic and product markets in which it operates, some of which other entities may have certain characteristics or capabilities which give them an advantage in competing with the Company. These competitors include HMOs, PPOs, self-funded employers, insurance companies, hospitals, health care facilities, and other health care providers. The Company believes there are few barriers to entry in these markets, so that the addition of new competitors can readily occur. Certain of the Company's customers may decide to perform for themselves functions or services currently provided by the Company, which could result in a decrease in the Company's revenues. Certain of the Company's providers may decide to market products and services to Company customers in competition with the Company. In addition, significant merger and acquisition activity has occurred in the industry in which the Company operates as well as in industries which act as suppliers to the Company such as the hospital, physician, pharmaceutical, and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. Provider service organizations may be created by health care providers to offer competing managed care products. To the extent that there is strong competition or that competition intensifies in any market, the Company's ability to retain or increase customers, its revenue growth, its pricing flexibility, its control over medical cost trends, and its marketing expenses may all be adversely affected.

    PROVIDER RELATIONS. One of the significant techniques the Company uses to manage health care costs and utilization and to monitor the quality of care being delivered is to contract with physicians, hospitals, and other providers. Because of the large number of providers with which the Company's health plans contract, the Company currently believes it has a limited exposure to provider relations issues. In any particular market, however, providers could refuse to contract with the Company, demand higher payments or take other actions which could result in higher health care costs, less desirable products for customers and members, insufficient provider access for current members or to support growth, or difficulty in meeting regulatory or accreditation requirements.

    In some markets, certain providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or even monopolies. Many of these providers may compete directly with the Company. If such providers refuse to contract with the Company or utilize their market position to negotiate favorable contracts or place the Company at a competitive disadvantage, the Company's ability to market products, or to be profitable in those areas could be adversely affected.

    The Company contracts with providers in California and Arizona, and to a lesser degree in other areas, primarily through capitation fee arrangements. Under a capitation fee arrangement, the Company pays the provider a fixed amount per member on a regular basis and the provider accepts the risk of the frequency and cost of member utilization of services. Providers who enter into such arrangements generally contract with specialists and other secondary providers to provide services not offered by the primary provider. The inability of providers to properly manage costs under capitation arrangements can result in financial instability of such providers and the termination of their relationship with the Company. In addition, payment or other disputes between the primary provider and specialists with whom it contracts can result in a disruption in the provision of services to the Company's members or a reduction in the services available. A primary provider's financial instability or failure to pay secondary providers for services rendered could lead secondary providers to demand payment from the Company, even though the Company has made its regular capitated payments to the primary provider. There can be no assurance that providers with whom the Company contracts will properly manage the costs of services, maintain financial solvency or avoid disputes with secondary providers, the failure of any of which could have an adverse effect on the provision of services to members and the Company's operations.

    ADMINISTRATION AND MANAGEMENT. The level of administrative expense is a partial determinant of the Company's profitability. While the Company attempts to effectively manage such expenses, increases in staff-related and other administrative expenses may occur from time to time due to business or product start-ups or expansions, growth or changes in business, acquisition, regulatory requirements, or other reasons. Such expense increases are not clearly predictable and increases in administrative expenses may adversely affect results.

    The Company currently believes it has a relatively experienced, capable management staff. Loss of certain managers or a number of such managers could adversely affect the Company's ability to administer and manage its business.

    FEDERAL AND STATE LEGISLATION. There are numerous legislative proposals currently before Congress and the state legislatures which, if enacted, could materially affect the managed health care industry and the regulatory environment. Recent financial troubles of certain health care service providers could alter or increase legislative consideration of these or additional proposals. The Company cannot predict the outcome of any of these legislative proposals, nor the extent to which the Company may be affected by the enactment of any such legislation. Legislation which causes the Company to change its current manner of operation could have a material adverse effect on the Company's results of operations and ability to compete.

    RESTRUCTURING COSTS. During 1998, the Company initiated the consolidation and centralization of its corporate functions and continued its workforce reduction in selected health plans. In addition, the Company initiated a formal plan to dispose of certain Central Division health plans included in the Company's Health Plan Services segment during the fourth quarter of 1998. It is anticipated that the divestiture of these plans will be completed during the first half of 1999. The Company evaluated the carrying values of the assets of these health plans and determined that the carrying value exceeded estimated fair values. The Company had previously recorded charges in the second and third quarters of 1998 related to management's best estimate of recovery for the real estate and the impairment of notes receivable and other Company assets due to the bankruptcy filing of FPA in July 1998.

    During the second and third quarters of 1998, the Company recorded $78.1 million related to FPA's bankruptcy and $146.9 million of restructuring and other charges. These charges were primarily related to severance costs of $21.2 million related to staff reduction in selected health plans and corporate centralization and consolidation; other special charges totaling $38.7 million related to the adjustment of amounts due from a hospital system that filed bankruptcy totaling $18.6 million, premium deficiency reserves for certain of the Company's non-core health plans totaling $12.0 million, and $8.1 million related to other items. Other charges totaling $87.0 million were mostly related to contractual adjustments and were primarily included in health care costs within the consolidated statement of operations. As of December 31, 1998, approximately $27.5 million is expected to require future outlays of cash.

    As a direct consequence of the Company's evaluation of the estimated fair value of its anticipated divestitures and other items, the Company recorded asset impairment and other charges amounting to $185.9 million in the fourth quarter of 1998. Of this amount, approximately $112.4 million related to the carrying value of health plans anticipated to be divested; approximately $54.9 million primarily related to bad debts, claims and premium deficiency reserves; and approximately $18.6 million primarily related to litigation in the normal course of business. Of the charges in the fourth quarter, approximately $6 million resulted in cash outlays. The Company anticipates future cash outlays from the charges of approximately $50.1 million. The cash generated from the divestitures, however, is expected to exceed the cash impact of all such charges in both 1998 and 1999 combined. Although the Company continually seeks to integrate new operations and restructure existing operations efficiently, unforeseen difficulties could delay or substantially impede any one or more of the Company's restructuring efforts causing a material adverse effect on the Company's future profitability. There can be no assurance that the anticipated divestitures which are essential to the restructuring will be consummated.

    MANAGEMENT INFORMATION SYSTEMS. The Company's business is significantly dependent on effective information systems. The information gathered and processed by the Company's management information systems assists the Company in, among other things, pricing its services, monitoring utilization and other cost factors, processing provider claims, billing its customers on a timely basis, and identifying accounts for collection. The Company's customers and providers also depend upon the Company's information systems for membership verification, claims status, and other information. The Company has many different information systems for its various businesses. Moreover, the merger, acquisition and divestiture activity of the Company requires frequent transitions to or from, and the integration of, various information management systems. The Company is in the process of attempting to reduce the number of systems and also to upgrade and expand its information systems capabilities. Any difficulty associated with or failure to successfully implement such updated management information systems, or any inability to expand processing capability in the future in accordance with its business needs, could result in a loss of existing customers and difficulty in attracting new customers, customer and provider disputes, regulatory problems, increases in administrative expenses, or other adverse consequences. In addition, the Company may, from time-to-time, obtain significant portions of its systems-related or other services or facilities from independent third parties which may make the Company's operations vulnerable to such third parties' failure to perform adequately.

    The Company also recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of virtually all computer systems to recognize the date change from 1999 to 2000 and has substantially completed its assessment of the Year 2000 Issue and is in the process of implementing remedial measures. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs (both external and internal) that have date/time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or material miscalculations causing disruptions of operations, including, among other things, the inability to process transactions, prepare invoices, or engage in normal business activities.

    There can be no assurance that the systems of the Company or of other companies on which the Company's systems rely will be timely converted and/or modified, and such failure could have a material adverse effect on the Company and its operations. The costs of the Company's Year 2000 Issue projects and the timetable in which the Company plans to complete the Year 2000 Issue compliance requirements set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Stockholders attached as an exhibit to this Annual Report on Form 10-K are based on estimates derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from these plans and estimates.

    The Company is also assessing the extent to which, if at all, the Company's existing insurance policies cover these potential Year 2000 Issue liabilities.

    MANAGEMENT OF GROWTH. The Company has made several large acquisitions in recent years, and continues to explore acquisition opportunities. Failure to effectively integrate acquired operations could result in increased administrative costs or customer confusion or dissatisfaction. The Company may also not be able to manage this growth effectively, including not being able to continue to develop processes and systems to support its growing operations. There can be no assurance that the Company will be able to maintain its historical growth rate.

    POTENTIAL DIVESTITURES. The Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and is reviewing from a strategic standpoint which of its businesses or operations should be divested. In this regard the Company (i) has entered into definitive agreements to sell its HMOs in the states of New Mexico, Texas, Louisiana and Oklahoma, (ii) has entered into a letter of intent to sell its HMO operations in the state of Colorado, (iii) is considering divestiture of its ownership of two southern California hospitals, (iv) has entered into a definitive agreement to sell certain pharmacy benefit processing services, which sale is anticipated to be consummated on March 31, 1999 and (v) is reviewing the possibility of divesting its ownership of certain non-core operations. There can be no assurance that the Company will complete any of these transactions. Further, entering into, evaluating or consummating these transactions may entail certain risks and uncertainties in addition to those which may result from any such change in the Company's business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities or unforeseen administrative needs, any of which could result in reduced revenues, increased charges, post transaction administrative costs or could otherwise have a material adverse effect on the Company's business, financial condition or results of operations. See "Item 1. Business--Discontinued Operations and Anticipated Divestitures."

    GOVERNMENT PROGRAMS AND REGULATION. The Company's business is subject to extensive federal and state laws and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements, and periodic examinations by governmental agencies. The laws and rules governing the Company's business and interpretations of those laws and rules are subject to frequent change. For example, as described earlier in this Annual Report on Form 10-K, in the section entitled "California HMO Regulations," the California legislature may in 1999 make significant changes in the laws regulating HMOs operating in that state, particularly in light of the bankruptcy of FPA in July 1998 and the state installation of a conservator over MedPartners Provider Network, a California health plan, in March 1999. Existing or future laws and rules could force the Company to change how it does business and may restrict the Company's revenue and/or enrollment growth and/or increase its health care and administrative costs. In particular, the Company's HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates, and approval of policy language and benefits. Although such regulations have not significantly impeded the growth of the Company's business to date, there can be no assurance that the Company will be able to continue to obtain or maintain required governmental approvals or licenses or that regulatory changes will not have a material adverse effect on the Company's business. Delays in obtaining or failure to obtain or maintain such approvals, or moratoria imposed by regulatory authorities, could adversely affect the Company's revenue or the number of its members, could increase costs, or could adversely affect the Company's ability to bring new products to market as forecasted. In addition, efforts to enact changes to Medicare could impact the structure of the Medicare program, benefit designs and reimbursement. Changes to the current operation of the Company's Medicare services could have a material adverse affect on the Company's results of operations.

    A significant portion of the Company's revenues relate to federal, state, and local government health care coverage programs, such as Medicare and Medicaid programs. Such contracts carry certain risks such as higher comparative medical costs, government regulatory and reporting requirements, the possibility of reduced or insufficient government reimbursement in the future, and higher marketing and advertising costs per member as a result of marketing to individuals as opposed to groups. Such risk contracts also are generally subject to frequent change including changes which may reduce the number of persons enrolled or eligible, reduce the revenue received by the Company or increase the Company's administrative or health care costs under such programs. In the event government reimbursement were to decline from projected amounts, the Company's failure to reduce the health care costs associated with such programs could have a material adverse effect upon the Company's business. Changes to such government programs in the future may also affect the Company's willingness to participate in such programs.

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

    The amount of government receivables represents the Company's best estimate of the government's liability. As of December 31, 1998, the Company's government receivables were $321.4 million. The receivables are generally subject to government audit and negotiation and the final amounts actually received may be greater or less than the amounts recognized by the Company.

    LOSS RESERVES. The Company's loss reserves are estimates of future costs based on various assumptions. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicious administration of claims, medical costs, and other factors. Included in the loss reserves are estimates for the costs of services which have been incurred but not reported ("IBNR"). Estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations. Such estimates are subject to the impact of changes in the regulatory environment and economic conditions. Given the inherent variability of such estimates, the actual liability could differ significantly from the amounts provided. Moreover, if the assumptions on which the estimates are based prove to be incorrect and reserves are inadequate to cover the Company's actual experience, the Company's profitability could be adversely affected.

    LITIGATION AND INSURANCE. The Company is subject to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including for securities fraud, and intellectual property related litigation. In addition, because of the nature of its business, the Company incurs and likely will continue to incur potential liability for claims related to its business, such as failure to pay for or provide health care, poor outcomes for care delivered or arranged, provider disputes, including disputes over withheld compensation, and claims related to self-funded business. In some cases, substantial non-economic or punitive damages may be sought. While the Company currently has insurance coverage for some of these potential liabilities, others may not be covered by insurance (such as punitive damages), the insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

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

RECENT DEVELOPMENTS

    FOHP. In 1997, the Company purchased convertible debentures (the "FOHP Debentures") of FOHP, Inc., a New Jersey corporation ("FOHP"), in the aggregate principal amount of approximately $80.7 million and converted approximately $70.6 million principal amount of the FOHP Debentures into shares of Common Stock of FOHP. As a result, the Company owned approximately 98% of the outstanding shares of FOHP common stock.

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

    Pursuant to an Agreement and Plan of Merger dated as of October 26, 1998, Physicians Health Services of New Jersey, Inc., a New Jersey HMO wholly-owned by the Company, merged with and into FOHP-NJ on January 1, 1999 and FOHP-NJ changed its name to Physicians Health Services of New Jersey, Inc. ("PHS-NJ"). On December 31, 1998, the Company converted $1,197,183 principal amount of its remaining convertible debentures of FOHP into common stock of FOHP. As a result, the Company now owns approximately 99.6% of the outstanding equity of FOHP. The minority shareholders of FOHP are physicians, hospitals and other health care providers.

    Pursuant to an Agreement and Plan of Merger dated as of November 16, 1998, a wholly-owned subsidiary of the Company will merge into FOHP and FOHP will become a wholly-owned subsidiary of the Company. The merger is anticipated to occur in the second quarter of 1999. In connection with the merger, the current minority shareholders of FOHP will be entitled to either the value of their shares as of December 31, 1998 as determined by an appraiser or payment rights which entitle the holders to receive not less than $15.00 per payment right on or about July 1, 2001, provided that, with respect to the payment rights (i) for a provider shareholder, such shareholder agrees to remain a provider to PHS-NJ until December 31, 2001 and a specified number of hospital providers in the provider network does not leave the network prior to December 31, 2001, (ii) for a hospital provider shareholder, such payment rights will be subject to additional conditions to payment relating to reimbursement rates, enrollment of hospital employees in PHS-NJ health plans, and payments of premiums to PHS-NJ and (iii) for a non-provider shareholder, such shareholder will be entitled to receive additional consideration of $2.25 per payment right and a pro rata portion of a bonus to be funded by monies forfeited by provider shareholders, provided that PHS-NJ achieves certain annual returns on common equity.

    FOHP (headquartered in Neptune, New Jersey) is the sole shareholder of PHS-NJ, a New Jersey corporation. PHS-NJ is a managed health care company providing commercial products for businesses and individuals, along with Medicare, Medicaid and workers' compensation programs. PHS-NJ currently has more than 250,000 members in New Jersey enrolled in its commercial, Medicare, Medicaid and PPO programs.

    QUALMED PLANS FOR HEALTH OF PENNSYLVANIA, INC. Effective December 31, 1998, the Company purchased the minority interests in QualMed Plans for Health of Pennsylvania, Inc. ("QualMed-PA"), a then majority-owned subsidiary of the Company, for approximately $2 million. Previously, the Company owned approximately 83% of the common stock of QualMed-PA. In January 1999, the Company transferred the assets of QualMed-PA, including the assets relating to its preferred provider organization ("MaxNet-Registered Trademark-") and managed workers' compensation ("CompTek-Registered Trademark-") business and operations, to Preferred Health Network, Inc., another wholly-owned subsidiary of the Company.

    MEDPARTNERS PROVIDER NETWORK, INC. On March 11, 1999, MedPartners Provider Network, Inc. ("MPN"), a Knox-Keene licensed entity and a subsidiary of MedPartners, Inc., a publicly-held physician practice and pharmacy benefit management company, was placed into conservatorship by the State of California under Section 1393(c) of the California Health and Safety Code. The conservator immediately filed a petition under Chapter 11 of the Bankruptcy Code on behalf of MPN. MPN and various provider groups and clinics affiliated with MedPartners, Inc. provide health care services to approximately 215,000 enrollees of the Company's Health Net HMO subsidiary.

    The Company continues to monitor the situation closely and has been involved in discussions with various parties to attempt to maintain continuity of care and to minimize the impact that MPN's conservatorship and bankruptcy could have on affected Health Net members. The Company understands from various public statements made by MedPartners, Inc. that it intends to divest its California clinic operations.

    Although at this time the Company is unable to fully assess the potential financial implications of the foregoing actions, management of the Company believes that such actions will not have a material adverse effect on either the financial or operating condition of the Company.

    CONSOLIDATION. In a continuing effort to streamline its operations, the Company effectuated numerous consolidation transactions among its subsidiaries in 1998. In January 1998, Midwest Business Medical Association, Ltd., a PPO subsidiary of the Company, merged into Preferred Health Network, Inc. In May 1998, Foundation Health Medical Group Florida, Inc., a holding company whose assets had been previously sold, merged into its immediate parent company Foundation Health, A Florida Health Plan, Inc. In July 1998, the Company merged two subsidiaries operating in managed behavioral health services: Foundation Health Psychcare Services, Inc. and Managed Health Network, Inc. Intergroup Healthcare Corporation of Utah, a holding company which owns the Company's Utah HMO, merged into its immediate parent company, Foundation Health Corporation, in July 1998. Also in July 1998, Foundation Health, A California Health Plan, Inc. merged into Health Net, thereby consolidating the Company's California HMO plans. In December 1998, the Company merged its Connecticut health plans, M.D. Health Plan, Inc. and Physicians Health Services of Connecticut, Inc. Also in December 1998, Preferred Health Providers, Inc., a PPO subsidiary of the Company, merged into Foundation Health, A Florida Health Plan. In 1998, the Company also completed the integration of its Colorado health plans, Foundation Health, A Colorado Health Plan, Inc. and QualMed Plans for Health of Colorado, Inc., which merged in August 1997.

    INSURANCE SUBSIDIARIES. The Company is in the process of restructuring its insurance subsidiaries to merge Foundation Health National Life Insurance Company ("FHNL") and Foundation Health Systems Life and Health Insurance Company ("FHS Life") under a newly-formed holding company subsidiary of the Company, FHS Life Holdings Company, Inc.

    RISK-BASED WORKERS' COMPENSATION OPERATIONS. In 1997, the Company revised its strategy of maintaining a presence in the workers' compensation insurance business as a result of various factors, including adverse developments arising in the workers' compensation insurance business, primarily related to the workers' compensation claims environment in California. In 1997 the Company adopted a plan to completely discontinue this segment of its business, through divestiture of its workers' compensation risk-assuming insurance subsidiaries. On December 10, 1998, the Company consummated the sale of Business Insurance Group, Inc. ("BIG"), its risk-based workers' compensation subsidiary. As part of the transaction, the Company funded the purchase of third party reinsurance to cover up to $175 million in adverse loss development related to BIG and its subsidiaries. The Company received approximately $200 million in cash for the sale, net of its costs and expenses for the transaction. Certain of the Company's subsidiaries entered into agreements with the buyer to continue to provide certain administrative services related to such operations for a period of five years.

    LOUISIANA, OKLAHOMA AND TEXAS HMO OPERATIONS. On November 4, 1998, the Company entered into a definitive agreement for the sale of its HMO operations in the states of Texas, Louisiana and Oklahoma to AmCareco, Inc. As part of the transaction, the Company will receive convertible preferred stock of the buyer. The Company is pursuing a divestiture of these HMOs due to, among other reasons, inadequate returns on invested capital. Although the Company has entered into a definitive agreement for the foregoing sale, consummation of the sale is subject to numerous conditions and certain regulatory approvals.

    ALABAMA HMO OPERATIONS. In December 1997, the Company entered into a definitive agreement to sell its non-operational HMO license in Alabama to an unaffiliated third party, which sale was consummated in January 1998.

    PHARMACY BENEFITS MANAGEMENT SERVICES. In February 1999, the Company entered into a definitive agreement to sell to Advance Paradigm the capital stock of Foundation Health Pharmaceutical Services, Inc., and certain pharmacy benefit processing services of Integrated Pharmaceutical Services, Inc., for approximately $70 million in cash. In addition, the Company and Advance Paradigm entered into a services agreement, whereby Advance Paradigm will provide to the Company's Health Plan Divisions at competitive rates claims processing, retail network management and payment of claims pharmacy benefits services. Advance Paradigm will also provide pharmacy mail service to the Health Plan Divisions. For a period of five years, the Company may not compete with respect to such services in any market in which Advance Paradigm conducts business, subject to certain exceptions. It is anticipated that the sale will be consummated on March 31, 1999.

    MEMBER SUPPORT CENTER OPERATIONS. During 1998, the Company operated a regional member support center located in Philadelphia. The support center was a telecommunications center staffed by nurses who responded to member calls through the retrieval of detailed clinical and demographic data regarding plan members and provider information, and the use of clinical algorithms to guide members to the most appropriate level of care for their condition. In December 1998, the Company sold the clinical content used in its member support center operations to Access Health, Inc. ("Access Health") for approximately $36.3 million in cash net proceeds. In addition, the Company entered into a long-term services agreement with Access Health pursuant to which all members who had access to the support center at the time of sale will continue to have such access for a period of ten years, with available annual extensions by the Company. In addition, as part of the transaction the Company agreed not to compete in such services for a period commencing on the closing date and ending two years after members cease to have access to the support center.

    SOUTHERN CALIFORNIA HOSPITALS. The Company is reviewing the possibility of divesting its ownership of two Southern California hospitals, a 128-bed hospital located in Los Angeles, California, the East Los Angeles Doctors Hospital, and a 200-bed hospital located in Gardena, California, the Memorial Hospital of Gardena. The Company is presently responding to inquiries of parties which have expressed an interest in the purchase of such businesses.

    GEM INSURANCE COMPANY. Since October of 1997, Gem Insurance Company ("Gem"), a subsidiary of the Company, has implemented a restructuring plan to reduce operating losses and its in-force insurance risk. In 1997, Gem initiated a withdrawal from the Nevada insurance markets, and began restructuring its insurance products in Utah and then in certain other markets. Gem also reduced commissions to market-level rates and terminated certain general agents. Gem continued to implement such restructuring plan in 1998. As a result, the number of Gem's insureds dropped from over 100,000 at the start of 1998 to approximately 2,500 at December 31, 1998. Gem has filed notices of intention to withdraw from Nebraska and the small group market in Colorado. Currently, Foundation Health Systems Life and Health Insurance Company, a subsidiary of the Company, services Gem's insured through an administrative services agreement between the companies. The Company is reviewing the possibility of winding up the operations of Gem or merging such operations into another insurance subsidiary of the Company. Upon completion of its current withdrawals, Gem will be licensed in only five states.

    COLORADO OPERATIONS. In March 1999, the Company entered into a letter of intent to sell the capital stock of QualMed Plans for Health of Colorado, Inc., the Company's HMO subsidiary in the state of Colorado, to Wellpoint Health Networks Inc. The Company anticipates closing the sale in the first half of 1999. Although the Company has entered into a letter of intent for the foregoing sale, consummation of the sale is subject to executing a definitive agreement mutually satisfactory to the parties and satisfaction of all conditions to be set forth therein, including obtaining regulatory approvals. In addition, the Company has decided to close its regional service center in Pueblo, Colorado in the first half of 1999.

    NEW MEXICO OPERATIONS. In March 1999, the Company also entered into a definitive agreement to sell the capital stock of QualMed Plans for Health, Inc., the Company's HMO subsidiary in the state of New Mexico, to Health Care Horizons, Inc. Although the Company has entered into a definitive agreement for the foregoing sale, consummation of the sale is subject to numerous conditions and certain regulatory approvals.

    CERTAIN OTHER OPERATIONS. The Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and is reviewing from a strategic standpoint which of such businesses or operations should be divested.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
       RELATED STOCKHOLDER MATTERS

    The following table sets forth the high and low sales prices of the Company's Class A Common Stock, par value $.001 per share (the "Class A Common Stock"), on The New York Stock Exchange, Inc. ("NYSE") since January 2, 1996.

                                                                                                      HIGH          LOW
                                                                                                    ---------    ---------
Calendar Quarter--1996
  First Quarter..................................................................................    37 1/8       30 3/8
  Second Quarter.................................................................................    37 1/8       26 7/8
  Third Quarter..................................................................................    28 7/8       19 3/8
  Fourth Quarter.................................................................................    29 1/8       22 5/8

Calendar Quarter--1997
  First Quarter..................................................................................    30 3/4       23 1/8
  Second Quarter.................................................................................    33           24 1/4
  Third Quarter..................................................................................    33 15/16     29 11/16
  Fourth Quarter.................................................................................    33 3/8       22 1/16

Calendar Quarter--1998
  First Quarter..................................................................................    29 1/16      22 1/4
  Second Quarter.................................................................................    32 5/8       25 3/8
  Third Quarter..................................................................................    26 7/8        9
  Fourth Quarter.................................................................................    15 3/4        5 7/8

Calendar Quarter--1999
  First Quarter (through March 29, 1999).........................................................    12 7/16       7 11/16

    On March 29, 1999, the last reported sales price per share of the Class A Common Stock was $11.0625 per share.

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

HOLDERS

    As of March 29, 1999, there were approximately 2,000 holders of record of Class A Common Stock. The California Wellness Foundation (the "CWF") is the only holder of record of the Company's Class B

Common Stock, par value $.001 per share (the "Class B Common Stock"), which constitutes approximately 4% of the Company's aggregate equity. Under the Company's Fourth Amended and Restated Certificate of Incorporation, shares of the Company's Class B Common Stock have the same economic benefits as shares of the Company's Class A Common Stock, but are non-voting. Upon the sale or other transfer of shares of Class B Common Stock by the CWF to an unrelated third party, such shares automatically convert into Class A Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this Item is set forth in the Company's Annual Report to Stockholders on page 1, and is incorporated herein by reference and made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is set forth in the Company's Annual Report to Stockholders on pages 17 through 27, and is incorporated herein by reference and made a part hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this Item is set forth in the Company's Annual Report to Stockholders on pages 27 through 28, and is incorporated herein by reference and made a part hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is set forth in the Company's Annual Report to Stockholders on pages 29 through 56, and is incorporated herein by reference and made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1998. Such information is incorporated herein by reference and made a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1998. Such information is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1998. Such information is incorporated herein by reference and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1998. Such information is incorporated herein by reference and made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

1.  FINANCIAL STATEMENTS

    The following consolidated financial statements are incorporated by reference into this Annual Report on Form 10-K from pages 29 to 56 of the Company's Annual Report to Stockholders for the year ended December 31, 1998:

       Report of Deloitte & Touche LLP

       Consolidated balance sheets at December 31, 1998 and 1997

       Consolidated statements of operations for each of the three years in the period ended December 31, 1998

       Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 1998

       Consolidated statements of cash flows for each of the three years in the period ended December 31, 1998

       Notes to consolidated financial statements

2. FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedules are filed as a part of this Annual Report on Form 10-K:

    Schedule I--Condensed Financial Information of Registrant

    All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto which are incorporated by reference into this Annual Report on Form 10-K from the Company's 1998 Annual Report to Stockholders.

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

      2.2  Agreement and Plan of Merger, dated May 8. 1997, by and among the Company, PHS
           Acquisition Corp. and Physicians Health Services, Inc. (filed as Exhibit 2.2 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated by reference herein).

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

      4.3  Rights Agreement dated as of June 1, 1996 by and between the Company and Harris
           Trust and Savings Bank, as Rights Agent (filed as Exhibit 99.1 to the Company's
           Registration Statement on Form 8-A (File No. 001-12718) which is incorporated by reference herein).

      4.4  First Amendment to the Rights Agreement dated as of October 1, 1996, by and between the Company and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit
           10.40 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1996, which is incorporated by reference herein).

     10.1  Letter Agreement dated June 1, 1998 between The California Wellness Foundation and the Company (filed as Exhibit 10.75 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1998, which is incorporated by reference herein).

    *10.2  Employment Agreement, dated August 28, 1993, by and among QualMed, Inc., HN
           Management Holdings, Inc. and Dale T. Berkbigler, M.D. (filed as Exhibit 10.20 to the Company's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and
           33-72892-01, respectively) which is incorporated by reference herein).

    *10.3  Amendment No. 1 to Employment Agreement dated as of April 27, 1994, by and among the Company, QualMed, Inc. and Dale T. Berkbigler, M.D. (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    *10.4  Letter Agreement dated June 25, 1998 between B. Curtis Westen and the Company
           (filed as Exhibit 10.73 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1998, which is incorporated by reference herein).

    *10.5  Letter Agreement dated July 31, 1998 between Michael P. White and the Company
           (filed as Exhibit 10.74 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1998 which is incorporated by reference herein).

    *10.6  Amended and Restated Employment Agreement, dated March 10, 1997, by and between the
           Company and Malik M. Hasan, M.D. (filed as Exhibit 10.3 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1996, which is incorporated by reference herein).

    *10.7  Early Retirement Agreement dated August 6, 1998 between the Company and Malik M.
           Hasan, M.D. (filed as Exhibit 10.77 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1998).

    *10.8  Employment Letter Agreement dated July 3, 1996 between Jay M. Gellert and the
           Company (filed as Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended September 30, 1996, which is incorporated by reference herein).

    *10.9  Amended Letter Agreement between the Company and Jay M. Gellert dated as of August
           22, 1997 (filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K for
           the year ended December 31, 1997, which is incorporated by reference herein).

   *10.10  Employment Letter Agreement between the Company and Dale Terrell dated December 31,
           1997 (filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1997, which is incorporated by reference herein).

   *10.11  Employment Letter Agreement between the Company and Steven P. Erwin dated March 11,
           1998 (filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1997, which is incorporated by reference herein).

   *10.12  Employment Agreement between the Company and Maurice Costa dated December 31, 1997
           (filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

  *+10.13  Employment Letter Agreement between the Company and Gary S. Velasquez dated May 1,
           1996, a copy of which is filed herewith.

  *+10.14  Employment Agreement between Foundation Health Corporation and Edward J. Munno dated November 8, 1993, a copy of which is filed herewith.

  *+10.15  Amendment Number One to Employment Agreement between Foundation Health Corporation and Edward J. Munno dated May 1, 1996, a copy of which is filed herewith.

  *+10.16  Employment Letter Agreement between the Company and Cora Tellez dated November 16,
           1998, a copy of which is filed herewith.

  *+10.17  Employment Letter Agreement between the Company and Karen Coughlin dated March 12,
           1998, a copy of which is filed herewith.

  *+10.18  Employment Letter Agreement between the Company and J. Robert Bruce dated September
           22, 1998, a copy of which is filed herewith.

  *+10.19  Employment Letter Agreement between the Company and Robert Natt dated December 31,
           1997 (filed as Exhibit 10.74 to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1997, which is incorporated by reference herein).

  *+10.20  Waiver and Release of Claims between the Company and Robert Natt, a copy of which is filed herewith.

  *+10.21  Form of Severance Payment Agreement dated December 4, 1998 by and between the
           Company and various of its executive officers, a copy of which is filed herewith.

   *10.22  Severance Payment Agreement, dated as of April 25, 1994, among the Company,
           QualMed, Inc. and B. Curtis Westen (filed as Exhibit 10.10 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

  *+10.23  Severance Payment Agreement between the Company and J. Robert Bruce dated September
           15, 1998, a copy of which is filed herewith

  *+10.24  Severance Payment Agreement between the Company and Maurice Costa dated April 6,
           1998, a copy of which is filed herewith.

   *10.25  The Company's Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit
           10.30 to Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

   *10.26  The Company's Second Amended and Restated Non-Employee Director Stock Option Plan
           (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524)
           which is incorporated by reference herein).

   *10.27  The Company's Employee Stock Purchase Plan (filed as Exhibit 10.33 to the Company's
           Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01,
           respectively) which is incorporated by reference herein).

   *10.28  The Company's Performance-Based Annual Bonus Plan (filed as Exhibit 10.35 to
           Registration Statement on Form S-4 (File No. 33-86524) which is incorporated by reference herein).

   *10.29  Deferred Compensation Agreement dated as of March 3, 1995, by and among Malik M.
           Hasan, M.D., the Company and the Compensation and Stock Option Committee of the
           Board of Directors of the Company (filed as Exhibit 10.31 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

   *10.30  Trust Agreement for Deferred Compensation Arrangement for Malik M. Hasan, M.D.,
           dated as of March 3, 1995, by and between the Company and Norwest Bank Colorado
           N.A. (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1994, which is incorporated by reference herein).

  *+10.31  The Company's Deferred Compensation Plan Trust Agreement dated as of September 1,
           1998 between the Company and Union Bank of California.

   *10.32  The Company's 1995 Stock Appreciation Right Plan (filed as Exhibit 10.12 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, which is incorporated by reference herein).

   *10.33  The Company's 401(k) Associate Savings Plan (filed as Exhibit 4.5 to the Company's
           Registration Statement on Form S-8 filed on March 31, 1998).

   *10.34  The Company's 1997 Stock Option Plan (filed as Exhibit 10.45 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

   *10.35  The Company's 1998 Stock Option Plan (filed as Exhibit 4.5 to the Company's
           Registration Statement on Form S-8 filed on December 4, 1998).

   *10.36  The Company's Employee Stock Purchase Plan (filed as Exhibit 10.47 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

   *10.37  The Company's Performance-Based Annual Bonus Plan (filed as Exhibit 10.48 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

   *10.38  The Company's Third Amended and Restated Non-Employee Director Stock Option Plan
           (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1997, which is incorporated by reference herein).

   *10.39  1989 Stock Plan of Business Insurance Corporation (as Amended and Restated
           Effective September 22, 1992) (filed as Exhibit 4.7 to the Company's Registration
           Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

   *10.40  Managed Health Network, Inc. Incentive Stock Option Plan (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

   *10.41  Managed Health Network, Inc. Amended and Restated 1991 Stock Option Plan (filed as
           Exhibit 4.9 to the Company's Registration Statement on Form S-8 (File No.
           333-24621), which is incorporated by reference herein).

   *10.42  Foundation Health Corporation Employee Stock Purchase Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

   *10.43  Foundation Health Corporation Profit Sharing and 401(k) Plan (Amended and Restated
           effective January 1, 1994) (filed as Exhibit 4.4 to the Company's Registration
           Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

   *10.44  1990 Stock Option Plan of Foundation Health Corporation (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

   *10.45  1992 Nonstatutory Stock Option Plan of Foundation Health Corporation (filed as
           Exhibit 4.6 to the Company's Registration Statement on Form S-8 (File No.
           333-24621), which is incorporated by reference herein).

   *10.46  1993 Nonstatutory Stock Option Plan of Foundation Health Corporation (as amended and restated September 7, 1995) (filed as Exhibit 4.10 to the Company's
           Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

   *10.47  FHC Directors Retirement Plan (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1994 filed with the Commission on September 24, 1994, which is incorporated by reference herein).

    10.48  Participation Agreement dated as of May 25, 1995 among Foundation Health Medical
           Services, as Construction Agent and Lessee, FHC, as Guarantor, First Security Bank
           of Utah, N.A., as Owner Trustee, Sumitomo Bank Leasing and Finance, Inc., The Bank
           of Nova Scotia and NationsBank of Texas, N.A., as Holders and NationsBank of Texas,
           N.A., as Administrative Agent for the Lenders; and Guaranty Agreement dated as of
           May 25, 1995 by FHC for the benefit of First Security Bank of Utah, N.A. (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the
           Commission on September 27, 1995, which is incorporated by reference herein).

   *10.49  FHC's Deferred Compensation Plan, as amended and restated (filed as an exhibit to
           FHC's Form 10-K for the year ended June 30, 1995, filed with the Commission on
           September 27, 1995, which is incorporated by reference herein).

   *10.50  FHC's Supplemental Executive Retirement Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the
           Commission on September 27, 1995, which is incorporated by reference herein).

   *10.51  FHC's Executive Retiree Medical Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the Commission on
           September 27, 1995, which is incorporated by reference herein).

    10.52  Stock and Note Purchase Agreement by and between FHC, Jonathan H., Schoff, M.D.,
           FPA Medical Management, Inc., FPA Medical Management of California, Inc. and FPA
           Independent Practice Association dated as of June 28, 1996 (filed as Exhibit 10.109 to FHC's Annual Report on Form 10-K for the year ended June 30, 1996, which is incorporated by reference herein).

    10.53  Credit Agreement dated July 8, 1997 among the Company, the banks identified therein and Bank of America National Trust and Savings Association in its capacity as
           Administrative Agent (providing for an unsecured $1.5 billion revolving credit facility) (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1997, which is incorporated by reference herein).

    10.54  Guarantee Agreement dated July 8, 1997 between the Company and First Security Bank,
           National Association (filed as Exhibit 10.24 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1997, which is incorporated by reference herein).

    10.55  First Amendment and Waiver to Credit Agreement dated April 6, 1998 among the
           Company, Bank of America National Trust and Savings Association and the Banks (as
           defined therein) (filed as Exhibit 10.64 to the Company's Quarterly Report on Form
           10-Q for the quarter ended March 31, 1998, which is incorporated by reference herein).

    10.56  Second Amendment to Credit Agreement dated July 31, 1998 among the Company, Bank of
           America National Trust and Savings Association and the Banks (as defined therein)
           (filed as Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1998, which is incorporated by reference herein).

    10.57  Third Amendment to Credit Agreement, dated November 6, 1998, among the Company,
           Bank of America National Trust and Savings Association and the Banks (as defined therein) (filed as Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended September 30, 1998, which is incorporated by reference herein).

    10.58  Form of Credit Facility Commitment Letter, dated March 27, 1998, between the
           Company and the Majority Banks (as defined therein) (filed as Exhibit 10.70 to the
           Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

    10.59  Registration Rights Agreement dated as of March 2, 1995 between the Company and the
           California Wellness Foundation (filed as Exhibit No. 28.2 to the Company's Current
           Report on Form 8-K dated March 2, 1995, which is incorporated by reference herein).

    10.60  Office Lease, dated as of January 1, 1992, by and between Warner Properties III and
           Health Net (filed as Exhibit 10.23 to the Company's Registration Statements on
           Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively) which is incorporated by reference herein).

    10.61  Lease Agreement between HAS-First Associates and FHC dated August 1, 1998 and form of amendment thereto (filed as an exhibit to FHC's Registration Statement on Form
           S-1 (File No. 33-34963), which is incorporated by reference herein).

   +10.62  Asset Purchase Agreement dated December 31, 1998 by and between the Company and
           Access Health, Inc., a copy of which is filed herewith.

   +10.63  Purchase Agreement dated February 26, 1999 by and among the Company, Foundation
           Health Pharmaceutical Services, Inc., Integrated Pharmaceutical Services, Inc., and
           Advance Paradigm, Inc., a copy of which is filed herewith.

   +10.64  Fourth Amendment to Credit Agreement, dated as of March 26, 1999, among the
           Company, Bank of America National Trust and Savings Association and the Banks (as
           defined therein), a copy of which is filed herewith.

  *+10.65  The Company's Supplemental Executive Retirement Plan effective as of January 1,
           1996, a copy of which is filed herewith.

  *+10.66  The Company's Deferred Compensation Plan effective as of May 1, 1998, a copy of which is filed herewith.

     11.1  Statement relative to computation per share earnings of the Company (included in the notes to the Financial Statements, which are incorporated by reference from
           pages       to       of the Annual Report to Stockholders for the year ended
           December 31, 1998).

    +13.1  1998 Annual Report to Stockholders, a copy of which is filed herewith.

    +21.1  Subsidiaries of the Company, a copy which is filed herewith.

    +23.1  Consent and Report on Schedule of Deloitte & Touche LLP, a copy of which is filed herewith.

    +27.1  Financial Data Schedule for 1998, a copy of which has been filed with the EDGAR version of this filing.

     99.1  Report of Deloitte & Touche LLP on the consolidated balance sheets of Foundation
           Health Systems, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998, which is incorporated by reference from page 29 of the Annual Report to Stockholders for the fiscal year ended December 31, 1998.

------------------------

* Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

+   A copy of the exhibit is being filed with this Annual Report on Form 10-K.

(b) Reports on Form 8-K

    The following Current Report on Form 8-K was filed by the Company during the quarterly period ended December 31, 1998:

       A Current Report on Form 8-K dated December 23, 1998 announcing the Company's completion of its sale of Business Insurance Group, Inc., a wholly-owned subsidiary of the Company.

    No other Current Reports on Form 8-K were filed by the Company during the quarterly period ended December 31, 1998.

                            SUPPLEMENTAL SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        FOUNDATION HEALTH SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents..........................................................   $   74,767    $   16,740
  Investments available for sale.....................................................        3,352         9,007
  Other assets.......................................................................        6,654        46,902
  Due from subsidiaries..............................................................      597,321       473,431
  Net assets from discontinued operations............................................           --       267,713
                                                                                       ------------  ------------
Total current assets.................................................................      682,094       813,793
Property and equipment, net..........................................................        7,854        22,895
Investment in subsidiaries...........................................................    1,459,335     1,389,190
Other assets.........................................................................       65,881        70,342
                                                                                       ------------  ------------
    Total assets.....................................................................   $2,215,164    $2,296,220
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Due to subsidiaries................................................................      185,516        73,283
  Other current liabilities..........................................................       46,883        35,907
                                                                                       ------------  ------------
    Total current liabilities........................................................      232,399       109,190
Notes payable........................................................................    1,235,500     1,287,500
Other liabilities....................................................................        3,223         3,556
                                                                                       ------------  ------------
    Total liabilities................................................................    1,471,122     1,400,246
                                                                                       ------------  ------------
Stockholders' equity:
  Common stock and additional paid-in capital........................................      641,945       628,735
  Common stock held in treasury, at cost.............................................      (95,831)      (95,831)
  Retained earnings..................................................................      205,236       370,394
  Accumulated other comprehensive loss...............................................       (7,308)       (7,324)
                                                                                       ------------  ------------
    Total stockholders' equity.......................................................      744,042       895,974
                                                                                       ------------  ------------
      Total liabilities and stockholders' equity.....................................   $2,215,164    $2,296,220
                                                                                       ------------  ------------
                                                                                       ------------  ------------

            See accompanying note to condensed financial statements.

                            SUPPLEMENTAL SCHEDULE I

                        FOUNDATION HEALTH SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                             (AMOUNTS IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                 1998         1997         1996
                                                                              -----------  -----------  ----------
Investment and other income.................................................  $    11,366  $     6,485  $    5,171
Expenses:
  General and administrative................................................       27,480       17,288      11,879
  Amortization and depreciation.............................................        2,197        1,315       1,155
  Interest..................................................................       91,717       42,118      22,063
  Asset impairment, merger, restructuring and other charges.................       39,602       42,189       2,500
                                                                              -----------  -----------  ----------
                                                                                  160,996      102,910      37,597
                                                                              -----------  -----------  ----------
Loss from continuing operations before income taxes and equity in net income
  of subsidiaries...........................................................     (149,630)     (96,425)    (32,426)
Income tax benefit..........................................................       61,333       39,533      11,861
Equity in net income (loss) of subsidiaries.................................      (76,861)     (10,938)     59,395
                                                                              -----------  -----------  ----------
Income (loss) from continuing operations....................................     (165,158)     (67,830)     38,830
Discontinued operations:
  Income (loss) from operations, net of tax.................................           --      (30,409)     25,084
  Gain (loss) on disposition, net of tax....................................           --      (88,845)     20,317
                                                                              -----------  -----------  ----------
    Net income (loss).......................................................  $  (165,158) $  (187,084) $   84,231
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------

            See accompanying note to condensed financial statements.

                            SUPPLEMENTAL SCHEDULE I

                        FOUNDATION HEALTH SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1998        1997         1996
                                                                               ----------  -----------  ----------
Net Cash Flows from Operating Activities.....................................  $  (39,871) $  (521,154) $   11,091
                                                                               ----------  -----------  ----------
Cash Flows from Investing Activities:
  Sales or maturity of investments available for sale........................       8,777       11,400          --
  Purchases of investments available for sale................................      (6,264)        (309)    (20,160)
  Sales of property and equipment............................................      16,376           --          --
  Purchases of property and equipment........................................      (3,532)     (20,695)     (3,273)
  Other assets...............................................................       4,771     (130,755)     (2,941)
  Sale of net assets of discontinued operations..............................     257,100           --          --
  Acquisition of businesses..................................................          --     (293,625)     (4,113)
                                                                               ----------  -----------  ----------
Net cash provided by (used in) investing activities..........................     277,228     (433,984)    (30,487)
                                                                               ----------  -----------  ----------
Cash Flows from Financing Activities:
  Proceeds from exercise of stock options and employee stock purchases.......      13,209       21,506      17,483
  Proceeds from sale of stock................................................          --           --      95,831
  Proceeds from issuance of notes payable....................................     155,000      946,000       9,000
  Principal payments on notes payable........................................    (207,000)        (873)         --
  Redemption of common stock.................................................          --     (111,334)   (105,419)
  Cash dividends received from subsidiaries..................................       2,900      140,994          --
  Capital contributions to subsidiaries......................................    (143,439)     (33,875)       (700)
                                                                               ----------  -----------  ----------
Net cash provided by (used in) financing activities..........................    (179,330)     962,418      16,195
                                                                               ----------  -----------  ----------
Net increase (decrease) in cash and cash equivalents.........................      58,027        7,280      (3,201)
Cash and cash equivalents, beginning of period...............................      16,740        9,460      12,661
                                                                               ----------  -----------  ----------
Cash and cash equivalents, end of period.....................................  $   74,767  $    16,740  $    9,460
                                                                               ----------  -----------  ----------
                                                                               ----------  -----------  ----------

            See accompanying note to condensed financial statements.

                            SUPPLEMENTAL SCHEDULE I

                        FOUNDATION HEALTH SYSTEMS, INC.

                     NOTE TO CONDENSED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 1--BASIS OF PRESENTATION

    Foundation Health Systems, Inc.'s ("FHS") investment in subsidiaries is stated at cost plus equity in undistributed earnings (losses) of subsidiaries. FHS' share of net income (loss) of its unconsolidated subsidiaries is included in consolidated income (loss) using the equity method. This condensed financial information of registrant should be read in conjunction with the consolidated financial statements of Foundation Health Systems, Inc. and subsidiaries.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be
signed on its behalf by the undersigned thereunto duly authorized, on the   day
of March, 1999.

                                FOUNDATION HEALTH SYSTEMS, INC.

                                By:              /s/ JAY M. GELLERT
                                     -----------------------------------------
                                                   Jay M. Gellert
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of
the Company and in the capacities indicated on the   day of March, 1999.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

    /s/ J. THOMAS BOUCHARD               Director
------------------------------                                 March 31, 1999
      J. Thomas Bouchard

    /s/ GEORGE DEUKMEJIAN                Director
------------------------------                                 March 31, 1999
    Gov. George Deukmejian

     /s/ THOMAS T. FARLEY                Director
------------------------------                                 March 31, 1999
       Thomas T. Farley

      /s/ PATRICK FOLEY                  Director
------------------------------                                 March 31, 1999
        Patrick Foley

      /s/ EARL B. FOWLER                 Director
------------------------------                                 March 31, 1999
    Admiral Earl B. Fowler

      /s/ JAY M. GELLERT                 Director
------------------------------                                 March 31, 1999
        Jay M. Gellert

     /s/ ROGER F. GREAVES                Director
------------------------------                                 March 31, 1999
       Roger F. Greaves

   /s/ RICHARD W. HANSELMAN              Director
------------------------------                                 March 31, 1999
     Richard W. Hanselman

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

  /s/ RICHARD J. STEGEMEIER              Director
------------------------------                                 March 31, 1999
    Richard J. Stegemeier

    /s/ RAYMOND S. TROUBH                Director
------------------------------                                 March 31, 1999
      Raymond S. Troubh