Form 10-K/A
period 1998-12-31
FOUNDATION HEALTH SYSTEMS INC
filed 1999-04-12
CIK 916085

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM ___________ TO _________

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                            ON WHICH REGISTERED
         -------------------                            -------------------
Class A Common Stock, $.001 par value              New York Stock Exchange, Inc.


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of the voting stock held by non-affiliates of the registrant at March 29, 1999 was $1,290,838,444 (which represents 116,685,961 shares of Class A Common Stock held by such non-affiliates multiplied by $11.0625, the closing price of such stock on the New York Stock Exchange on March 29, 1999).

         The number of shares outstanding of the registrant's Class A Common Stock as of March 12, 1999 was 117,200,785 (excluding 3,194,374 shares held as treasury stock), and 5,047,642 shares of the registrant's Class B Common Stock were outstanding as of such date.

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

                         FOUNDATION HEALTH SYSTEMS, INC.

         Foundation Health Systems, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 1998 to restate the number of outstanding shares of Class A Common Stock and to restate the market value and number of shares of voting stock held by non-affiliates, as set forth on the front cover of the Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of April, 1999.

                          FOUNDATION HEALTH SYSTEMS, INC.


                          By:        /s/ Steven P. Erwin
                               ------------------------------------------------
                                               Steven P. Erwin
                                         EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER
                                 (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)