Form 10-Q
period 1999-03-31
FOUNDATION HEALTH SYSTEMS INC
filed 1999-05-17
CIK 916085

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

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-12718

                            ------------------------

                        FOUNDATION HEALTH SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                 95-4288333
 (State or other jurisdiction    (I.R.S. Employer
              of                  Identification
incorporation or organization)         No.)

21650 OXNARD STREET, WOODLAND         91367
          HILLS, CA
    (Address of principal           (Zip Code)
      executive offices)

                                 (818) 676-6978
              (Registrant's telephone number, including area code)

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

    The number of shares outstanding of the registrant's Class A Common Stock as of May 12, 1999 was 117,215,876 (excluding 3,194,374 shares held as treasury stock), and 5,047,642 shares of the registrant's Class B Common Stock were outstanding as of such date.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FOUNDATION HEALTH SYSTEMS, INC.
                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I--FINANCIAL INFORMATION

Item 1--Financial Statements

  Condensed Consolidated Balance Sheets--March 31, 1999 and December 31,
    1998..................................................................     3

  Condensed Consolidated Statements of Operations for the First Quarter
    Ended March 31, 1999 and 1998.........................................     4

  Condensed Consolidated Statements of Cash Flows for the First Quarter
    Ended March 31, 1999 and 1998.........................................     5

  Notes to Condensed Consolidated Financial Statements....................     6

Item 2--Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................     8

Item 3--Quantitative and Qualitative Disclosures About Market Risk........    17

PART II--OTHER INFORMATION

Item 1--Legal Proceedings.................................................    19

Item 2--Changes in Securities.............................................    20

Item 3--Defaults Upon Senior Securities...................................    21

Item 4--Submission of Matters to a Vote of Security Holders...............    21

Item 5--Other Information.................................................    21

Item 6--Exhibits and Reports on Form 8-K..................................    25

Signatures................................................................    31

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FOUNDATION HEALTH SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                                     DECEMBER 31,
                                                                                                         1998
                                                                                        MARCH 31,    ------------
                                                                                           1999
                                                                                       ------------
                                                                                       (UNAUDITED)
                                                     ASSETS
Current Assets:
  Cash and cash equivalents..........................................................  $    615,574   $  763,865
  Investments--available for sale....................................................       564,365      525,082
  Premiums receivable, net...........................................................       222,257      230,157
  Amounts receivable under government contracts......................................       292,495      321,411
  Deferred taxes.....................................................................       145,184      160,446
  Reinsurance and other receivables..................................................       153,941      147,827
  Other assets.......................................................................        78,268       91,096
                                                                                       ------------  ------------
    Total current assets.............................................................     2,072,084    2,239,884
  Property and equipment, net........................................................       334,130      345,269
  Goodwill and other intangible assets, net..........................................       960,316      977,910
  Other assets.......................................................................       344,892      366,478
                                                                                       ------------  ------------
    Total Assets.....................................................................  $  3,711,422   $3,929,541
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Reserves for claims and other settlements..........................................  $  1,016,909   $  961,399
  Unearned premiums..................................................................       100,091      288,683
  Notes payable and capital leases...................................................         1,569        1,760
  Amounts payable under government contracts.........................................        78,282       69,792
  Accounts payable and other liabilities.............................................       441,836      503,797
                                                                                       ------------  ------------
    Total current liabilities........................................................     1,638,687    1,825,431
  Notes payable and capital leases...................................................     1,193,679    1,254,278
  Other liabilities..................................................................        94,060      105,790
                                                                                       ------------  ------------
    Total Liabilities................................................................     2,926,426    3,185,499
                                                                                       ------------  ------------
Stockholders' Equity:
  Common Stock and additional paid-in capital........................................       642,355      641,945
  Treasury Class A common stock, at cost.............................................      (95,831)     (95,831)
  Accumulated other comprehensive loss...............................................       (8,685)      (7,308)
  Retained earnings..................................................................       247,157      205,236
                                                                                       ------------  ------------
    Total stockholders' equity.......................................................       784,996      744,042
                                                                                       ------------  ------------
    Total Liabilities and Stockholders' Equity.......................................  $  3,711,422   $3,929,541
                                                                                       ------------  ------------
                                                                                       ------------  ------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        FOUNDATION HEALTH SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                           FIRST QUARTER ENDED
                                                                                                MARCH 31,
                                                                                        --------------------------
                                                                                            1999          1998
                                                                                        ------------  ------------
REVENUES
  Health plan premiums................................................................  $  1,855,423  $  1,844,484
  Government contracts/Specialty services.............................................       348,352       304,740
  Investment and other income.........................................................        18,657        26,150
  Gain on sale of pharmacy benefits management operations.............................        53,558            --
                                                                                        ------------  ------------
    Total revenues....................................................................     2,275,990     2,175,374
                                                                                        ------------  ------------
EXPENSES
  Health plan services................................................................     1,564,777     1,544,092
  Government contracts/Specialty services.............................................       238,799       191,468
  Selling, general and administrative.................................................       321,915       343,850
  Depreciation........................................................................        17,739        17,820
  Amortization........................................................................        10,984        13,021
  Interest............................................................................        21,938        21,861
  Restructuring and other costs.......................................................        21,059            --
                                                                                        ------------  ------------
    Total expenses....................................................................     2,197,211     2,132,112
                                                                                        ------------  ------------
Income from operations before income taxes and cumulative effect of change in
  accounting principle................................................................        78,779        43,262
Income tax provision..................................................................        31,441        17,024
                                                                                        ------------  ------------
Income before cumulative effect of change in accounting principle.....................        47,338        26,238
Cumulative effect of change in accounting principle...................................         5,417            --
                                                                                        ------------  ------------
Net income............................................................................  $     41,921  $     26,238
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Basic and diluted earnings per share:
Income before cumulative effect of change in accounting principle.....................  $       0.39  $       0.22
Cumulative effect of change in accounting principle...................................          0.05            --
                                                                                        ------------  ------------
Net income............................................................................  $       0.34  $       0.22
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average shares outstanding:
Basic.................................................................................       122,233       121,614
Diluted...............................................................................       122,233       121,907

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        FOUNDATION HEALTH SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            FIRST QUARTER ENDED
                                                                                                 MARCH 31,
                                                                                          ------------------------
                                                                                             1999         1998
                                                                                          -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................................................................  $    41,921  $    26,238
Adjustments to reconcile net income to net cash used in operating activities:
  Amortization and depreciation.........................................................       28,723       30,841
  Gain on sale of pharmacy benefits management operations...............................      (53,558)          --
  Cumulative effect of change in accounting principle...................................        5,417           --
  Changes in net assets of discontinued operations......................................           --      (30,324)
  Other changes.........................................................................          648          939
  Changes in assets and liabilities:
    Premiums receivable.................................................................        7,900      (19,086)
    Unearned premiums...................................................................     (188,592)    (111,640)
    Other assets........................................................................       38,705       29,957
    Amounts receivable/payable under government contracts...............................       37,406       20,488
    Reserves for claims and other settlements...........................................       55,510      (49,991)
    Accounts payable and accrued liabilities............................................      (78,702)     (85,520)
                                                                                          -----------  -----------
Net cash used in operating activities...................................................     (104,622)    (188,098)
                                                                                          -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale or maturity of investments.........................................................       98,232      120,109
Purchase of investments.................................................................     (142,312)    (166,712)
Purchases of property and equipment.....................................................       (9,017)     (26,450)
Sales of property and equipment.........................................................        2,381           --
Net proceeds from the sale of pharmacy benefits management operations...................       65,000           --
Other...................................................................................        2,427           --
                                                                                          -----------  -----------
Net cash provided by (used in) investing activities.....................................       16,711      (73,053)
                                                                                          -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases....................          410        1,385
Proceeds from issuance of notes payable and other financing arrangements................       20,000       45,000
Repayment of debt and other non-current liabilities.....................................      (80,790)        (654)
                                                                                          -----------  -----------
Net cash provided by (used in) financing activities.....................................      (60,380)      45,731
                                                                                          -----------  -----------
Net decrease in cash and cash equivalents...............................................     (148,291)    (215,420)
Cash and cash equivalents, beginning of period..........................................      763,865      559,360
                                                                                          -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................................  $   615,574  $   343,940
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    See accompanying Notes to Condensed Consolidated Financial Statements.

                        FOUNDATION HEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

    The following notes should be read in conjunction with the notes to the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations for each of the three years in the period ended December 31, 1998 incorporated by reference in the Foundation Health Systems, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 1--BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-Q. Results of operations for the interim periods are not indicative of results to be expected for the full year.

    Certain prior period amounts have been reclassified to conform with the current period presentation. The Company reclassified medical management expenses from health plan services costs to selling, general and administrative ("SG&A") expenses. The Company also reclassified SG&A expenses of its Specialty Services division from Government Contracts/Specialty Services costs to SG&A expenses. In conjunction with its segment reporting, the Company is reporting the revenues and expenses of its Government Contracts/Specialty Services segment on a combined basis in the condensed consolidated statements of operations.

NOTE 2--RESTRUCTURING AND OTHER COSTS

    During 1998, the Company initiated a formal plan to dispose of certain Central Division health plans included in the Company's Health Plan Services segment in accordance with its anticipated divestitures program. In this connection, the Company adopted a formal plan during the first quarter ended March 31, 1999 to close the Colorado regional support center for these health plans and transfer its operations to the Company's other administrative facilities. The closure is expected to be completed by the end of 1999. The Company recorded a pretax restructuring charge of $21.1 million including $18.5 million for severance and $2.6 million for other expenses associated with the closing of the facility. As of March 31, 1999, no cash payments have been made and $21.1 million is expected to require future outlays of cash.

    During 1997 and 1998, the Company adopted restructuring plans, the principal elements of which included a workforce reduction, the consolidation of employee benefit plans, the consolidation of facilities in certain geographic locations, the consolidation of overlapping provider networks and the consolidation of information systems at all locations. Of the $146.8 million in restructuring costs recorded as part of the 1997 plans, $93.2 million represented cash payments and $42.4 million represented non-cash activities through March 31, 1999. Of the remaining amounts, $7.5 million is expected to require future outlays of cash and $3.7 million represents future non-cash activities. Of the $21.2 million in restructuring costs recorded as part of the 1998 plan, $15.5 million represented cash payments and $2.0 million represented non-cash activities through March 31, 1999. Of the remaining amounts, $3.7 million is expected to require future outlays of cash.

NOTE 3--COMPREHENSIVE INCOME

    The Company's comprehensive income for the first quarters ended March 31 is as follows (amounts in thousands):

                                                                                                1999       1998
                                                                                              ---------  ---------
Net Income..................................................................................  $  41,921  $  26,238
Other comprehensive income (loss), net of tax:
  Change in unrealized appreciation (depreciation) on investments...........................     (1,377)     3,805
                                                                                              ---------  ---------
Comprehensive Income........................................................................  $  40,544  $  30,043
                                                                                              ---------  ---------
                                                                                              ---------  ---------

NOTE 4--EARNINGS PER SHARE

    Basic earnings per share excludes dilution and reflects income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (all of which are comprised of stock options) outstanding during the periods presented; no adjustment to income is required. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method. There were no such shares of common stock equivalents for the three months ended March 31, 1999 and 293,000 shares for the three months ended March 31, 1998.

NOTE 5--SEGMENT INFORMATION

    Presented below are segment data for the first quarter ended March 31, 1999 and 1998 (amounts in thousands):

                                                                            GOVERNMENT
                                                                            CONTRACTS/
                                                              HEALTH PLAN    SPECIALTY   CORPORATE/
                                                                SERVICES     SERVICES       OTHER        TOTAL
                                                              ------------  -----------  -----------  ------------
MARCH 31, 1999
Revenues from external sources..............................  $  1,855,423   $ 348,352    $  72,215   $  2,275,990
Intersegment revenues.......................................         1,681      40,485        7,946         50,112
Income before income taxes and cumulative effect of change
  in accounting principle...................................         8,497      32,597       37,685         78,779

MARCH 31, 1998
Revenues from external sources..............................  $  1,844,484   $ 304,740    $  26,150   $  2,175,374
Intersegment revenues.......................................         6,230      31,035        8,246         45,511
Income before income taxes..................................        35,621      26,333      (18,692)        43,262

NOTE 6--CHANGE IN ACCOUNTING PRINCIPLE

    Effective January 1, 1999, the Company adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" and changed its method of accounting for start-up and organization costs. The change involved expensing these costs as incurred, rather than the Company's previous accounting principle of capitalizing and subsequently amortizing such costs.

    The change in accounting principle resulted in the write-off of the costs capitalized as of January 1, 1999. The cumulative effect of the write-off was $5.4 million (net of tax benefit of $3.7 million) and has been expensed and reflected in the condensed consolidated statement of operations for the three months ended March 31, 1999.

NOTE 7--DISPOSITION OF ASSETS

    On March 31, 1999, the Company completed the sale of certain of its pharmacy benefits management operations for net cash proceeds of $65.0 million and recognized a net gain of $53.6 million.

    On November 4, 1998, the Company entered into a definitive agreement for the sale of its HMO operations in the states of Texas, Louisiana and Oklahoma to AmCareco, Inc. The sale was consummated effective April 30, 1999. As part of the transaction, the Company received convertible preferred stock of the buyer and cash in excess of certain statutory surplus and minimum working capital requirements of the plans sold.

    In December 1997, the Company adopted a formal plan to sell its workers' compensation segment which was accounted for as discontinued operations for the first quarter ended March 31, 1998. The loss on disposition of $99 million recorded at December 31, 1997 included the anticipated results of discontinued operations through the disposal date; accordingly, net losses of $4.2 million related to the operations of the workers' compensation segment are not reflected on the Company's condensed consolidated statement of operations for the quarter ended March 31, 1998. On December 10, 1998, the Company completed the sale of the workers' compensation segment.

NOTE 8--LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Foundation Health Systems, Inc. (together with its subsidiaries, the "Company") is an integrated managed care organization which administers the delivery of managed health care services. The Company's operations consist of two operating segments: Health Plan Services and Government Contracts/ Specialty Services. Through its subsidiaries, the Company offers group, individual, Medicaid and Medicare health maintenance organization ("HMO") and preferred provider organization ("PPO") plans; government sponsored managed care plans; and managed care products related to administration and cost containment, behavioral health, dental, vision and pharmaceutical products and other services.

    The Health Plan Services segment consists of HMOs organized into four operational divisions located in the following geographic regions: the California Division, the Northeast Division, the Central Division and the Arizona Division. During the first quarter ended March 31, 1999, these health plans were located in Arizona, California, Colorado, Connecticut, Florida, Idaho, Louisiana, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Texas, Utah, Washington and West Virginia. As discussed above, the Company sold its HMO operations in the States of Louisiana, Oklahoma and Texas effective April 30, 1999. The Company's health plans provide a wide range of managed health care services throughout the United States with approximately 4.1 million at risk and administrative services only members. The Company's HMO subsidiaries contract to provide medical care services to a defined, enrolled population for a predetermined, prepaid monthly fee for group, Medicaid, individual and Medicare plans throughout their respective service areas. All of the HMOs are state licensed and some are also federally qualified. The Company also operates PPO networks which provide access to health care services and owns six health and life insurance companies licensed to sell insurance throughout most of the United States. The financial results include the results of two hospitals owned by the Company operating in California.

    The Government Contracts/Specialty Services segment administers large, multi-year managed health care government contracts. This segment subcontracts to affiliated and unrelated third parties the administration and health care risk of parts of these contracts and currently administers health care programs covering approximately 1.5 million eligible individuals under the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") through the TRICARE program. Currently, the Company provides these services under three TRICARE contracts that cover Alaska, Arkansas, California, Hawaii, Oklahoma, Oregon, Texas, Washington and parts of Arizona, Idaho and Louisiana. This segment also offers behavioral health, pharmacy management, dental and vision services and sub-acute hospital unit management as well as managed care and workers' compensation products related to bill review, administration and cost containment for hospitals, health plans and other entities.

    This discussion and analysis contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected or implied in these statements. The risks and uncertainties faced by the Company include, but are not limited to, those set forth under "Additional Information Concerning the Company's Business," "Cautionary Statements" and other sections within the Company's filings with the Commission.

CONSOLIDATED RESULTS OF OPERATIONS

    The Company's net income for the first quarter ended March 31, 1999 was $41.9 million, or $0.34 per diluted share, compared to net income for the comparable period in 1998 of $26.2 million, or $0.22 per diluted share. Excluding the cumulative effect of the change in accounting principle for organization and start up costs, net income was $47.3 million or $0.39 per diluted share for the first quarter ended March 31, 1999.

    The table below and the paragraphs which follow provide selected financial information related to the Company's performance in the first quarter ended March 31, 1999 and 1998 (amounts in thousands except PMPM data):

                                                                                           FIRST QUARTER ENDED
                                                                                                MARCH 31,
                                                                                        --------------------------
                                                                                            1999          1998
                                                                                        ------------  ------------
Total revenues........................................................................  $  2,275,990  $  2,175,374
                                                                                        ------------  ------------
Expenses:
  Health plan services................................................................     1,564,777     1,544,092
  Government contracts/Specialty services.............................................       238,799       191,468
  Selling, general and administrative.................................................       321,915       343,850
  Depreciation........................................................................        17,739        17,820
  Amortization........................................................................        10,984        13,021
  Interest............................................................................        21,938        21,861
  Restructuring and other costs.......................................................        21,059            --
                                                                                        ------------  ------------
Total expenses........................................................................     2,197,211     2,132,112
                                                                                        ------------  ------------
Overall MCR...........................................................................          81.8%         80.8%
Administrative (SG&A+depreciation) ratio..............................................          15.4%         16.8%

HEALTH PLAN SERVICES SEGMENT:
Health plan premiums..................................................................  $  1,855,423  $  1,844,484
Health plan MCR.......................................................................          84.3%         83.7%
Health plan premiums per member per month.............................................  $     143.95  $     136.33
Health plan services per member per month.............................................  $     121.40  $     114.13

GOVERNMENT CONTRACTS/SPECIALTY SERVICES SEGMENT:
Government contracts/Specialty services revenues......................................  $    348,352  $    304,740
Government contracts/Specialty services MCR...........................................          68.6%         62.8%

                             ENROLLMENT INFORMATION
                         FIRST QUARTER ENDED MARCH 31,
                             (AMOUNTS IN THOUSANDS)

                                                                                                             PERCENT
                                                                                        1999       1998      CHANGE
                                                                                      ---------  ---------  ---------
Health Plan Services:
  Commercial........................................................................      3,141      3,523     (10.8%)
  Medicare Risk.....................................................................        283        310      (8.7%)
  Medicaid..........................................................................        642        488      31.6%
                                                                                      ---------  ---------
                                                                                          4,066      4,321      (5.9%)
                                                                                      ---------  ---------
                                                                                      ---------  ---------
Government Contracts:
  CHAMPUS PPO and Indemnity.........................................................        713        882     (19.2%)
  CHAMPUS HMO.......................................................................        803        720      11.5%
                                                                                      ---------  ---------
                                                                                          1,516      1,602      (5.4%)
                                                                                      ---------  ---------
                                                                                      ---------  ---------

REVENUES AND HEALTH CARE COSTS

    The Company's revenues grew by $100.6 million or 4.6% for the first quarter ended March 31, 1999 as compared to the comparable period in 1998. Growth in Health Plan revenues of $10.9 million was due primarily to increases in premium rates in virtually all markets partially offset by decreases in commercial enrollment. Growth in Government contracts/Specialty services revenues totaled $43.6 million due to growth in mental health services and certain revenue adjustments under government contracts. See "Segment Information" for further discussion of Health Plan and Government Contract/Specialty Services.

    The overall medical care ratio ("MCR") (medical costs as a percentage of Health Plan premiums and Government contracts/Specialty services revenues) for the first quarter ended March 31, 1999 was 81.8% as compared to 80.8% for the comparable period in 1998. The increase was primarily due to higher pharmacy costs in all divisions, benefit cost increases which exceeded premium rate increases, and increased utilization of pharmaceuticals and provider services throughout the Company's health plans.

    On March 31, 1999, the Company completed the sale of certain of its pharmacy benefits management operations. As a result, the Company recorded $65 million in net cash proceeds and a net gain of $53.6 million.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

    The Company's selling, general and administrative ("SG&A") expenses decreased by $21.9 million or 6.4% for the first quarter ended March 31, 1999 as compared to the comparable period in 1998. The decrease in SG&A expenses during 1999 is primarily attributable to the Company's ongoing efforts to control its SG&A expenses and savings associated with the integration of its 1997 acquisitions.

AMORTIZATION AND DEPRECIATION

    Amortization and depreciation expense decreased by $2.1 million for the first quarter ended March 31, 1999 as compared to the comparable period in 1998. The decrease is due to write-downs of goodwill and other long-lived assets to their estimated fair value during the year ended December 31, 1998.

INTEREST EXPENSE

    Interest expense was $21.9 million for the first quarters ended March 31, 1999 and 1998. Decreased interest expense from the reduction in the revolving credit facility balance was offset by a higher borrowing rate in 1999 as compared to the comparable period in 1998.

INCOME TAX PROVISION

    The effective tax provision rate was 39.9% on income from operations for the first quarter ended March 31, 1999 compared to the effective tax provision rate on continuing operations of 39.4% for the comparable period in 1998.

RESTRUCTURING AND OTHER COSTS

    During 1998, the Company initiated a formal plan to dispose of certain Central Division health plans included in the Company's Health Plan Services segment in accordance with its anticipated divestitures program. In this connection, the Company adopted a formal plan during the first quarter ended March 31, 1999 to close the Colorado regional support center for these health plans and transfer its operations to the Company's other administrative facilities. The closure is expected to be completed by the end of 1999. The Company recorded a pretax restructuring charge of $21.1 million including $18.5 million for severance and $2.6 million for other expenses associated with the closing of the facility.

SEGMENT INFORMATION

HEALTH PLAN SERVICES

    Health Plan Services revenues increased by $10.9 million or 0.6% in the first quarter ended March 31, 1999 as compared to the comparable period in 1998 primarily due to average premium rate increases of 8.0% in the commercial market which were offset by a 5.9% decrease in enrollment. Health plan health care costs increased by $20.7 million, or 1.3%, for the first quarter ended March 31, 1999 as compared to the comparable period in 1998. The health plans MCR increased from 83.7% in the first quarter ended March 31, 1998 to 84.3% in the comparable period in 1999 due to higher medical costs particularly in physician and hospital fee for service costs, an increase in pharmacy costs and increased utilization of pharmaceuticals and provider services.

    The Company's commercial business is experiencing lower margins than in 1998 due to health care cost increases outpacing health plan revenue increases in 1999. Premium rate increases in the commercial line of products contributed to revenue increases for the first quarter ended March 31, 1999 as compared to the comparable period in 1998 in virtually all of the Company's health plans, but were partially offset by enrollment decreases in commercial HMO markets. Commercial health plan revenues and health care costs on a per member per month basis have increased approximately 8% and 11%, respectively, during the first quarter ended March 31, 1999 as compared to the comparable period in 1998.

    The Company's Medicare business is experiencing higher margins than in 1998, particularly in the Northeast division. Medicare premium rates have increased in all markets averaging about 6% due to new premiums charged to members and a favorable mix shift from exiting unfavorable markets. Medicare health care costs on a per member per month basis have increased approximately 5% during the first quarter ended March 31, 1999 as compared to the comparable period in 1998.

    The Company's Medicaid business is experiencing lower margins than in 1998. Medicaid revenues and health care costs on a per member per month basis have increased approximately 1% and 8%, respectively, during the first quarter ended March 31, 1999 as compared to the comparable period in 1998. Medicaid enrollment in the California division has increased significantly resulting in a 42.9% increase in member months during the first quarter ended March 31, 1999, compared to the comparable period in 1998. Medicaid premium rates have increased slightly in all markets except for the Northeast where they have decreased by 1.3%. Medicaid health care costs have increased on a per member per month basis in all of the Company's markets.

GOVERNMENT CONTRACTS/SPECIALTY SERVICES

    Government contracts/Specialty services revenue increased by $43.6 million or 14.3% during the first quarter ended March 31, 1999 as compared to the comparable period in 1998 primarily due to certain revenue adjustments under government contracts and growth in the Company's managed behavioral health network and bill review cost containment businesses.

    The Government contracts/Specialty services MCR increased to 68.6% for the first quarter ended March 31, 1999 compared to 62.8% for the comparable period in 1998. This increase for the first quarter ended March 31, 1999 is primarily due to increased pharmacy costs and increased utilization of provider services.

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

    The Company's ability to expand its business is dependent, in part, on competitive premium pricing and its ability to secure cost-effective contracts with providers. Achieving these objectives is becoming increasingly difficult due to the competitive environment. In addition, the Company's profitability is dependent, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, integration of acquired companies, regulatory changes, utilization, new technologies, hospital costs, major epidemics and numerous other external influences may affect the Company's operating results. Accordingly, past financial performance is not a reliable indicator of future performance, and investors should not use historical records to anticipate results or future period trends.

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

    The Company's HMO subsidiaries contract with providers in California, and to a lesser degree in other areas, primarily through capitation fee arrangements. Under a capitation fee arrangement, the Company's subsidiary pays the provider a fixed amount per member on a regular basis and the provider accepts the risk of the frequency and cost of member utilization of services. The inability of providers to properly manage costs under capitation arrangements can result in financial instability of such providers. Any financial instability of capitated providers could lead to claims for unpaid health care against the Company's HMO subsidiaries, even though such subsidiaries have made their regular payments to the capitated providers. Depending on state law, the Company's HMO subsidiaries may be liable for such claims.

YEAR 2000

    The Company recognizes that the arrival of the year 2000 requires computer systems to be able to recognize the date change from 1999 to 2000 and, like other companies, is assessing and modifying its computer applications and business processes to provide for their continued functionality.

    The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, prepare invoices or engage in normal business activities. In addition, the Year 2000 problems of the Company's providers and customers, including governmental entities, can affect the Company's operations, which are highly dependent upon information technology for processing claims, determining eligibility and exchanging information.

    PROJECT STATUS--The Year 2000 effort for the Company has the highest priority of technology projects and has the full support of the Company's management. The project has dedicated resources with multiple teams to address its unique systems environment. Uniform project management techniques have been adopted with overall oversight responsibility residing with the Company's Chief Technology Officer, assisted by a special project manager hired by the Company. An executive management committee is also actively and directly involved in an oversight capacity in the Company's Year 2000 project and receives monthly reports from the project manager. In addition, the project manager regularly meets with the Company's audit committee to further discuss the Company's Year 2000 issues.

    The Company is addressing its Year 2000 issues in several ways. Selected systems are being retired with the business functions being converted to Year 2000 compliant systems. A number of the Company's systems include packaged software from large vendors that the Company is closely monitoring to ensure that these systems are Year 2000 compliant. The Company believes that vendors will make timely updates available to ensure that all remaining purchased software is Year 2000 compliant. The remaining systems' compliance with Year 2000 will be addressed by internal technical staff. The Company has engaged IBM Global Services to assist in the program management of the project. In addition, the Company has assessed its third party relationships with respect to non-information technology assets and services, has retained IBM's The Wilkerson Group, and is developing contingency plans to provide continuity of material relationships. Legal consultants have been retained to assist with insurance review and assessment of the Company's obligations and rights.

    The Company has divided its Year 2000 effort into five phases: (1) Assessment and Strategy, (2) Detailed Analysis and Planning, (3) Remediation,
(4) Testing and Implementation, and (5) Certification. During the first quarter of 1999, the Company made substantial progress in its efforts to address Year 2000 issues. The Company has established the third quarter of 1999 to complete all phases and is endeavoring to accelerate completion ahead of that time. The following table sets forth the estimated percentage completion of each of the Company's Year 2000 phases with respect to its Year 2000 project overall.

                                                                     PHASE 1      PHASE 2      PHASE 3      PHASE 4      PHASE 5
                                                                   -----------  -----------  -----------  -----------  -----------
Overall--May 1999................................................        100%         100%          93%          55%           3%
Overall--February 1999 (as reported in the Company's Annual
  Report on Form 10-K)...........................................        100%          83%          54%          11%           0%

    THIRD PARTIES--The Company's inventory of third party relationships has identified general purpose utility vendors, care delivery organizations (such as providers), customer service vendors and certain other entities as strategically important to the Company. The assessment continues and is expected to be completed within the second quarter of 1999. The Company is also in the process of following up with the important third parties identified in the assessment to help ensure that the relationships will not be materially interrupted or affected by the Year 2000 problem. There can be no assurance that the systems of other companies on which the Company relies will be compliant on a timely basis, or that the failure by a third party to be compliant would not have a material adverse effect on the Company.

    COSTS--The Company is evaluating on an on-going basis the related costs to resolve its potential Year 2000 problems. The Company has reduced its estimate of the total cost for the project from approximately $42.7 million to $36-40 million, excluding the costs to accelerate the replacement of hardware or software otherwise required to be purchased by the Company. The decrease is a result principally of a reduction in the anticipated duration of the employment of outside consultants and contractors and a shift of certain responsibilities to internal labor. Through the first quarter of 1999, the Company expended approximately $20.2 million relating to, among other things, the cost to repair or replace software and related hardware problems, the cost of assessment, analysis and planning, and internal and external communications. The Company currently estimates that the percentages of its total expenditures for Year 2000 issues will be approximately as follows: 35% for internal costs, 30% for outside consultants and contractors and 35% for software-related and hardware-related costs. The Company has established a line-item in its overall operating budget specifically for Year 2000 costs. The operating subsidiaries for each line of business of the Company, however, are paying for the costs of assessment, planning, remediation and testing of Year 2000 issues for their respective operations.

    Notwithstanding the foregoing, the costs of the project and the timetable in which the Company plans to complete the Year 2000 compliance requirements are based on estimates derived from utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no assurances that these estimates will be achieved and actual results and costs could differ materially from these estimates.

    Certain insurance coverages for defense costs associated with Year 2000 litigation have already been secured under the Company's Directors and Officers Liability Insurance policy and will be re-evaluated upon renewal of that policy. At this time, it is unclear as to the extent of existing insurance coverage, if any, the Company may have to cover potential Year 2000 costs and liabilities under its other insurance policies. The Company is currently analyzing the availability of such coverage under other existing and future insurance policies and products.

    CONTINGENCY PLANNING--An important part of the Company's Year 2000 project involves identifying worst case scenarios and seeking to develop contingency plans. The Company has completed the assessment of its mission critical business functions and has sought to prioritize them in order to address the most critical issues first in remediation efforts and to develop alternatives to these critical processes as part of contingency planning. A mission critical business activity or system is one that cannot be without an automated or functional system for a period of 21 days without causing significant business impact to the particular line of business. Among other things, the Company's divisions have assessed potential negative impacts on a valid member's ability to receive services, the ability to generate revenue, the need for additional expenditures, compliance with legal, regulatory or accreditation requirements, meeting contractual obligations and reimbursing providers, vendors and agents. The Company is in the process of documenting and validating its contingency plans and expects to complete such process by the end of the second quarter of 1999. The Company currently anticipates that its contingency plans will include the use of manual as well as on-line files of its members to avoid disruption in the verification of membership and eligibility for the provision of health care services to its members.

    RISKS--The Company is highly dependent upon its own information technology systems and that of its providers and customers. Failure by the Company or a third party to correct a material Year 2000 problem could result in a failure of or an interruption in the Company's business activities and operations. Such interruptions and failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the readiness of third party providers and customers, the Company is not able at this time to determine whether the Year 2000 problems will have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 project is expected to reduce significantly the Company's level of uncertainty and the possibility of significant or long-lasting interruptions of the Company's business operations; however, the Company believes that it is impossible to predict all of the areas in which material problems may arise.

    The Company has been formally communicating with others with whom it does significant business to determine their Year 2000 issues. The Company is currently projecting to complete its assessment of third party risks by the end of the second quarter of 1999. There can be no assurances that the systems of other companies on which the Company's systems rely will be Year 2000 ready, that any Year 2000 problems of such companies will be timely remedied, or that the failure by another company to be Year 2000 ready would not have a material adverse effect on the Company.

    Forward-looking statements contained in this Year 2000 section should be read in connection with the Company's cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in these forward-looking statements, which cautionary statements are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The information contained herein is intended to be a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 enacted on October 19, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Certain of the Company's subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Certain subsidiaries must maintain ratios of current assets to current liabilities pursuant to certain government contracts. The Company believes it is in compliance with these contractual and regulatory requirements in all material respects.

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

    Government health care receivables are best estimates of payments that are ultimately collectible or payable. Since these amounts are subject to government audit and negotiation, amounts ultimately collected may vary from current estimates. Additionally, the timely collection of such receivables is also impacted by government audit and negotiation.

    For the first quarter ended March 31, 1999, cash used in operating activities was $104.6 million compared to $188.1 million in the first quarter of 1998. This change was due primarily to increases in reserves for claims and other settlements and collection of premiums receivable, which were offset by decreases in unearned premiums, accounts payable and other liabilities. Net cash provided by investing activities was $16.7 million during the first quarter of 1999 as compared to cash used in investing activities of $73.1 million during 1998. This increase was primarily due to the proceeds from the sale of pharmacy benefits management operations. Net cash used in financing activities was $60.4 million during the first quarter of 1999 as compared to cash provided by financing activities of $45.7 million during the comparable period in 1998. The decrease in 1999 was due to the repayment of funds drawn under the Company's Credit Facility (as defined below), which were partially offset by additional drawings under the Credit Facility.

    The Company has a $1.5 billion credit facility (the "Credit Facility"), with Bank of America as Administrative Agent for the Lenders thereto, which was amended by a Letter Agreement dated as of March 27, 1998 and Amendments in April, July and November 1998 and in March 1999 with the Lenders (the "Amendments"). All previous revolving credit facilities were terminated and rolled into the Credit Facility on July 8, 1997. At the election of the Company, and subject to customary covenants, loans are initiated on a bid or committed basis and carry interest at offshore or domestic rates, at the applicable LIBOR rate plus margin or the bank reference rate. Actual rates on borrowings under the Credit Facility vary, based on competitive bids and the Company's unsecured credit rating at the time of the borrowing. As of March 31, 1999, the Company was in compliance with the financial covenants of the Credit Facility, as amended by the Amendments. The Credit Facility expires in July 2002, but it may be extended under certain circumstances for two additional years.

    In February 1999, the Company entered into an agreement to sell certain of its pharmacy benefits management operations to an unrelated third party. On March 31, 1999, the Company completed the sale. The net proceeds of $65 million from the sale was used in April 1999 to reduce corporate debt.

    The Company has initiated a formal plan to dispose of certain non-core health plans included in the Company's Health Plan Services segment. It is anticipated that the sales of these health plans will be completed during 1999. In this regard, the Company adopted a formal plan to close the regional support center connected to the health plans in the Central Division. The phase-down of the support center is expected to be completed by the end of 1999. During the first quarter ended March 31, 1999, the Company recorded restructuring and other costs of $21.1 million associated with this facility closure.

    The Company's subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. The long-term portion of principal and interest payments under the promissory notes issued to The California Wellness Foundation in connection with the Health Net conversion to for-profit status is subordinated to Health Net meeting tangible equity requirements under applicable California statutes and regulations. During the first quarter of 1999, the Company contributed $21.7 million to its subsidiaries to meet risk-based or other capital requirements of the regulated entities. As of March 31, 1999, the Company's subsidiaries were in compliance with minimum capital requirements.

    Legislation has been or may be enacted in certain states in which the Company's subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    The Company uses a value-at-risk model to assess the market risk of its investments. The estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models which seek to predict risk of loss based on historical price and volatility patterns. The Company's measured value at risk for its investments from continuing operations, using a 95% confidence level, was approximately $4.0 million at March 31, 1999.

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

    In addition, the Company has some interest rate market risk due to its borrowings. Notes payable, capital leases and other financing arrangements totaled $1.195 million at March 31, 1999 and the related average interest rate was 6.8% (which interest rate is subject to change pursuant to the terms of the Credit Facility). See a description of the Credit Facility under "Liquidity and Capital Resources." The table below presents the expected cash flows of market risk sensitive instruments at March 31, 1999. These cash flows include both expected principal and interest payments consistent with the terms of the outstanding debt as of March 31, 1999 (amounts in thousands).

                                   1999       2000       2001         2002        2003      BEYOND       TOTAL
                                ----------  ---------  ---------  ------------  ---------  ---------  ------------
Long-term Borrowings
  Floating Rate...............  $  217,090  $  77,340  $  77,340  $  1,139,940  $   2,540  $  13,866  $  1,528,116
                                ----------  ---------  ---------  ------------  ---------  ---------  ------------

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES

REVOLVING CREDIT FACILITY

    The Company has an unsecured, five-year $1.5 billion revolving credit facility pursuant to a Credit Agreement dated July 8, 1997 (the "Credit Agreement") with the banks identified in the Credit Agreement (the "Banks") and Bank of America National Trust and Savings Association ("Bank of America") as Administrative Agent. All previous revolving credit facilities of the Company were terminated and rolled into the Credit Agreement. The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Specifically, Section 7.11 of the Credit Agreement provides that the Company and its subsidiaries may, so long as no event of default exists: (i) declare and distribute stock as a dividend; (ii) purchase, redeem, or acquire its stock, options and warrants with the proceeds of concurrent public offerings; and (iii) declare and pay dividends or purchase, redeem, or otherwise acquire its capital stock, warrants, options or similar rights with cash subject to certain specified limitations.

    Under the Credit Agreement, as amended pursuant to a Letter Agreement dated as of March 27, 1998, the First Amendment and Waiver to Credit Agreement dated as of April 6, 1998, the Second Amendment to Credit Agreement dated as of July 31, 1998, the Third Amendment to Credit Agreement dated as of November 6, 1998 and the Fourth Amendment to Credit Agreement dated as of March 26, 1999 (collectively, the "Amendments") with the Banks, the Company is: (i) obligated to maintain certain covenants keyed to the Company's financial condition and performance (including a Total Leverage Ratio and Fixed Charge Ratio); (ii) obligated to limit liens; (iii) subject to customary covenants, including (A) disposition of assets only in the ordinary course and generally at fair value and (B) restrictions on acquisitions, mergers, consolidations, loans, leases, joint ventures, contingent obligations and certain transactions with affiliates;
(iv) permitted to sell the Company's workers' compensation insurance business, provided that the net proceeds shall be applied towards repayment of the outstanding loans under the Credit Agreement (which sale the Company completed on December 10, 1998); and (v) permitted to incur additional indebtedness in an aggregate amount not to exceed $1,000,000,000 upon certain terms and conditions, including mandatory prepayment of the outstanding loans under the Credit Agreement with a certain portion of the proceeds from the issuance of such indebtedness, resulting in a permanent reduction of the aggregate amount of commitments under the Credit Agreement by the amount so prepaid. The Amendments also provided for an increase in the interest and facility fees under the Credit Agreement.

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

    A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File No. 001-12718). In connection with its execution of the Merger Agreement for the merger transaction involving Foundation Health Corporation and Health Systems International, Inc., the Company's predecessors, the Company entered into Amendment No. 1 (the "Rights Amendment") to the Rights Agreement to exempt the Merger Agreement and related transactions from triggering the Rights. In addition, the Rights Amendment modifies certain terms of the Rights Agreement applicable to the determination of certain "Adverse Persons," which modifications became effective upon consummation of the transactions provided for under the Merger Agreement. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the quarter ended March 31, 1999.

ITEM 5. OTHER INFORMATION

CAUTIONARY STATEMENTS

    In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company has previously filed with its Annual Report on Form 10-K for the year ended December 31, 1998 certain cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company.

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

    Effective December 31, 1997, the Company purchased nonconvertible debentures in the amount of $24 million from FOHP. The debentures mature on December 31, 2002. The debentures were issued to the Company in consideration for additional capital contributions made by the Company pursuant to the Amended and Restated Securities Purchase Agreement, dated February 10, 1997, and as amended March 13, 1997, among the Company, FOHP, and First Option Health Plan of New Jersey, Inc. ("FOHP-NJ"), a wholly-owned subsidiary of FOHP (collectively, the "Definitive Agreements"). Pursuant to the Definitive Agreements, at any time during the 1999 calendar year, the Company may acquire any remaining shares of FOHP not owned by the Company pursuant to a tender offer, merger, combination or other business combination transaction for consideration (to be paid in cash or stock of the Company) equal to the value of such FOHP stock based on appraisal determinations.

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

    Pursuant to an Agreement and Plan of Merger dated as of November 16, 1998, a wholly-owned subsidiary of the Company will merge with and into FOHP and FOHP will become a wholly-owned subsidiary of the Company. The merger is anticipated to occur in the second quarter of 1999. In connection with the merger, the current minority shareholders of FOHP will be entitled to either the value of their shares as of December 31, 1998 as determined by an appraiser or payment rights which entitle the holders to receive not less than $15.00 per payment right on or about July 1, 2001, provided that, with respect to the payment rights (i) for a provider shareholder, such shareholder agrees to remain a provider to PHS-NJ until December 31, 2001 and a specified number of hospital providers in the provider network does not leave the network prior to December 31, 2001, (ii) for a hospital provider shareholder, such payment rights will be subject to additional conditions to payment relating to reimbursement rates, enrollment of hospital employees in PHS-NJ health plans, and payments of premiums to PHS-NJ and (iii) for a non-provider shareholder, such shareholder will be entitled to receive additional consideration of $2.25 per payment right and a pro rata portion of a bonus to be funded by monies forfeited by provider shareholders, provided that PHS-NJ achieves certain annual returns on common equity.

    QUALMED PLANS FOR HEALTH OF PENNSYLVANIA, INC. Effective December 31, 1998, the Company purchased the minority interests in QualMed Plans for Health of Pennsylvania, Inc. ("QualMed-PA"), a then majority-owned subsidiary of the Company, for approximately $2 million. Previously, the Company owned approximately 83% of the common stock of QualMed-PA. In January 1999, the Company transferred the assets of QualMed-PA, including the assets relating to its preferred provider organization ("MaxNet(R)") and managed workers' compensation ("CompTek(R)") business and operations, to Preferred Health Network, Inc., another wholly-owned subsidiary of the Company.

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

    MedPartners, Inc., MPN and the State of California have executed a letter of intent containing the basic principles for an orderly transition of the California operations of MedPartners, Inc. and the resolution of provider claims. Definitive documentation of this settlement is being drafted and discussed. At this time, no assurances can be given that such a settlement agreement will be entered into and implemented. In the event of the execution and implementation of the settlement agreement, the Company believes that the bankruptcy of MPN will not have a material adverse effect on the Company's California operations. Failure to execute and implement such a settlement agreement could have a material adverse effect on the Company's California operations in the event the Company is ultimately held liable to pay the provider claims and/or the Company is unable to quickly transition its members covered by MPN to alternate providers. However, the Company is developing various transitional strategies that it believes would reduce any such adverse impact in the event such a settlement agreement is not executed and implemented.

    INSURANCE SUBSIDIARIES. The Company is in the process of restructuring its insurance subsidiaries to merge Foundation Health National Life Insurance Company ("FHNL") and Foundation Health Systems Life and Health Insurance Company ("FHS Life") under a holding company subsidiary of the Company, FHS Life Holdings Company, Inc.

    LOUISIANA, OKLAHOMA AND TEXAS HMO OPERATIONS. On April 30, 1999, the Company completed the sale of its HMO operations in the states of Texas, Louisiana and Oklahoma to AmCareco, Inc. As part of the transaction, the Company received convertible preferred stock of the buyer and cash in excess of certain statutory surplus and minimum working capital requirements of the plans sold. The transaction is subject to certain post-closing adjustments and affiliates of the Company will continue to provide certain administrative, behavioral health and other services to such HMO operations for a transitionary period pursuant to separate agreements.

    PHARMACY BENEFITS MANAGEMENT SERVICES. On March 31, 1999, the Company completed the sale to Advance Paradigm of the capital stock of Foundation Health Pharmaceutical Services, Inc., and certain pharmacy benefit processing services of Integrated Pharmaceutical Services, Inc. for approximately $65.0 million in cash. In addition, as part of the transaction, Advance Paradigm will provide to the Company at competitive rates claims processing, retail network management and payment of claims pharmacy benefits services under a services agreement. Advance Paradigm will also provide pharmacy mail service to the Company's Health Plan Divisions. For a period of five years, the Company may not compete with respect to such services in any market in which Advance Paradigm conducts business, subject to certain exceptions.

    GEM INSURANCE COMPANY. Since October of 1997, Gem Insurance Company ("Gem"), a subsidiary of the Company, has implemented a restructuring plan to reduce operating losses and its in-force insurance risk. In 1997, Gem initiated a withdrawal from the Nevada insurance markets, and began restructuring its insurance products in Utah and then in certain other markets. Gem also reduced commissions to market-level rates and terminated certain general agents. Gem continued to implement such restructuring plan in 1998. As a result, the number of Gem's insureds dropped from over 100,000 at the start of 1998 to approximately 1,300 at April 30, 1999. Gem has filed notices of intention to withdraw from Nebraska and the small group market in Colorado. Currently, Foundation Health Systems Life and Health Insurance Company, a subsidiary of the Company, services Gem's insureds through an administrative services agreement between the companies. The Company is reviewing the possibility of winding up the operations of Gem or merging such operations into another insurance subsidiary of the Company. Upon completion of its current withdrawals, Gem will be licensed in only five states.

    COLORADO OPERATIONS. In March 1999, the Company entered into a letter of intent to sell the capital stock of QualMed Plans for Health of Colorado, Inc., the Company's HMO subsidiary in the state of Colorado, to Wellpoint Health Networks Inc. The Company anticipates closing the sale by the end of 1999. Although the Company has entered into a letter of intent for the foregoing sale, consummation of the sale is subject to executing a definitive agreement mutually satisfactory to the parties and satisfaction of all conditions to be set forth therein, including obtaining regulatory approvals. In addition, the Company has decided to close its regional support center in Pueblo, Colorado and expects to complete such closing by the end of 1999.

    NEW MEXICO OPERATIONS. In March 1999, the Company also entered into a definitive agreement to sell the capital stock of QualMed Plans for Health, Inc., the Company's HMO subsidiary in the state of New Mexico, to Health Care Horizons, Inc. Although the Company has entered into a definitive agreement for the foregoing sale, consummation of the sale is subject to various conditions and certain regulatory approvals. The Company anticipates closing the sale by the end of 1999.

OTHER POTENTIAL DIVESTITURES

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

DIRECTOR AND EXECUTIVE OFFICER CHANGES

    In February 1999, the Board of Directors of the Company elected Jay M. Gellert, the Company's President and Chief Executive Officer, to fill a vacancy on the Board of Directors. Effective March 1, 1999, Malik M. Hasan, M.D. resigned from the Company's Board of Directors. Accordingly, there currently exists a vacancy on the Board of Directors. The Board of Directors is currently in the process of recruiting an appropriate replacement director to fill the vacancy pursuant to and in accordance with the Company's Fifth Amended and Restated By-Laws. In May 1999, the Board of Directors elected Richard W. Hanselman as Chairman of the Board of Directors.

    In April 1999, Karin D. Mayhew became Senior Vice President Human Resources of the Company. In May 1999, Ross D. Henderson, M.D. became Senior Vice President and Chief Medical Officer of the Company. Dr. Henderson succeeded Dale
T. Berkbigler, M.D. in such position.

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

      4.1  Form of Class A Common Stock Certificate (included as Exhibit 4.2 to the Company's
           Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01,
           respectively), which is incorporated by reference herein).

      4.2  Form of Class B Common Stock Certificate (included as Exhibit 4.3 to the Company's
           Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01,
           respectively), which is incorporated by reference herein).

      4.3  Rights Agreement dated as of June 1, 1996 by and between the Company and Harris
           Trust and Savings Bank, as Rights Agent (filed as Exhibit 99.1 to the Company's
           Registration Statement on Form 8-A (File No. 001-12718), which is incorporated by reference herein).

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

    *10.2  Employment Letter Agreement between the Company and Karin D. Mayhew dated January
           22, 1999, a copy of which is filed herewith.

    *10.3  Employment Letter Agreement between the Company and Ross D. Henderson dated April
           29, 1999, a copy of which is filed herewith.

     10.4  Letter Agreement dated June 25, 1998 between B. Curtis Westen and the Company (filed as Exhibit 10.73 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein).

     10.5  Employment Letter Agreement dated July 3, 1996 between Jay M. Gellert and the
           Company (filed as Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended September 30, 1996, which is incorporated by reference herein).

     10.6  Amended Letter Agreement between the Company and Jay M. Gellert dated as of August
           22, 1997 (filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1997, which is incorporated by reference herein).

     10.7  Employment Letter Agreement between the Company and Dale Terrell dated December 31,
           1997 (filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1997, which is incorporated by reference herein).

     10.8  Employment Letter Agreement between the Company and Steven P. Erwin dated March 11,
           1998 (filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1997, which is incorporated by reference herein).

     10.9  Employment Agreement between the Company and Maurice Costa dated December 31, 1997
           (filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

    10.10  Employment Letter Agreement between the Company and Gary S. Velasquez dated May 1,
           1996 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1998, which is incorporated by reference herein).

    10.11  Employment Agreement between Foundation Health Corporation and Edward J. Munno dated
           November 8, 1993 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K
           for the year ended December 31, 1998, which is incorporated by reference herein).

    10.12  Amendment Number One to Employment Agreement between Foundation Health Corporation and Edward J. Munno dated May 1, 1996 (filed as Exhibit 10.15 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

    10.13  Employment Letter Agreement between the Company and Cora Tellez dated November 16,
           1998 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1998, which is incorporated by reference herein).

    10.14  Employment Letter Agreement between the Company and Karen Coughlin dated March 12,
           1999 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1998, which is incorporated by reference herein).

    10.15  Employment Letter Agreement between the Company and J. Robert Bruce dated September
           22, 1998 (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1998, which is incorporated by reference herein).

    10.16  Waiver and Release of Claims between the Company and Robert Natt (filed as Exhibit
           10.20 to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

    10.17  Form of Severance Payment Agreement dated December 4, 1998 by and between the Com-
           pany and various of its executive officers (filed as Exhibit 10.21 to the Company's
           Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

    10.18  Early Retirement Agreement dated August 6, 1998 between the Company and Malik M.
           Hasan, M.D. (filed as Exhibit 10.77 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1998, which is incorporated by reference herein).

    10.19  Severance Payment Agreement, dated as of April 25, 1994, among the Company, QualMed,
           Inc. and B. Curtis Westen (filed as Exhibit 10.10 to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    10.20  Severance Payment Agreement between the Company and J. Robert Bruce dated September
           15, 1998 (filed as Exhibit 10.23 to the Company's Form 10-K for the year ended
           December 31, 1998, which is incorporated by reference herein).

    10.21  Severance Payment Agreement between the Company and Maurice Costa dated April 6,
           1998 (filed as Exhibit 10.24 to the Company's Form 10-K for the year ended December
           31, 1998, which is incorporated by reference herein).

    10.22  The Company's Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit
           10.30 to Registration Statement on Form S-4 (File No. 33-86524), which is incorporated by reference herein).

    10.23  The Company's Second Amended and Restated Non-Employee Director Stock Option Plan
           (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524),
           which is incorporated by reference herein).

    10.24  The Company's Employee Stock Purchase Plan (filed as Exhibit 10.33 to the Company's
           Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01,
           respectively), which is incorporated by reference herein).

    10.25  The Company's Performance-Based Annual Bonus Plan (filed as Exhibit 10.35 to
           Registration Statement on Form S-4 (File No. 33-86524), which is incorporated by reference herein).

    10.26  Deferred Compensation Agreement dated as of March 3, 1995, by and among Malik M.
           Hasan, M.D., the Company and the Compensation and Stock Option Committee of the
           Board of Directors of the Company (filed as Exhibit 10.31 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    10.27  Trust Agreement for Deferred Compensation Arrangement for Malik M. Hasan, M.D.,
           dated as of March 3, 1995, by and between the Company and Norwest Bank Colorado N.A.
           (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

    10.28  The Company's Deferred Compensation Plan Trust Agreement dated as of September 1,
           1998 between the Company and Union Bank of California (filed as Exhibit 10.31 to the
           Company's Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

    10.29  The Company's 401(k) Associate Savings Plan (filed as Exhibit 4.5 to the Company's
           Registration Statement on Form S-8 filed on March 31, 1998, which is incorporated by reference herein).

    10.30  The Company's 1997 Stock Option Plan (filed as Exhibit 10.45 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

    10.31  The Company's 1998 Stock Option Plan (filed as Exhibit 4.5 to the Company's
           Registration Statement on Form S-8 filed on December 4, 1998, which is incorporated by reference herein).

    10.32  The Company's Employee Stock Purchase Plan (filed as Exhibit 10.47 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

    10.33  The Company's Performance-Based Annual Bonus Plan (filed as Exhibit 10.48 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

    10.34  The Company's Third Amended and Restated Non-Employee Director Stock Option Plan
           (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1997, which is incorporated by reference herein).

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

    10.37  1990 Stock Option Plan of Foundation Health Corporation (filed as Exhibit 4.5 to the
           Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

    10.38  FHC Directors Retirement Plan (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1994, which is incorporated by reference herein).

    10.39  Participation Agreement dated as of May 25, 1995 among Foundation Health Medical
           Services, as Construction Agent and Lessee, FHC, as Guarantor, First Security Bank
           of Utah, N.A., as Owner Trustee, Sumitomo Bank Leasing and Finance, Inc., The Bank
           of Nova Scotia and NationsBank of Texas, N.A., as Holders and NationsBank of Texas,
           N.A., as Administrative Agent for the Lenders; and Guaranty Agreement dated as of
           May 25, 1995 by FHC for the benefit of First Security Bank of Utah, N.A. (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the
           Commission on September 27, 1995, which is incorporated by reference herein).

    10.40  FHC's Deferred Compensation Plan, as amended and restated (filed as an exhibit to
           FHC's Form 10-K for the year ended June 30, 1995, which is incorporated by reference herein).

    10.41  FHC's Supplemental Executive Retirement Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, which is incorporated by reference herein).

    10.42  FHC's Executive Retiree Medical Plan, as amended and restated (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, which is incorporated by reference herein).

    10.43  Stock and Note Purchase Agreement by and between FHC, Jonathan H., Schoff, M.D., FPA
           Medical Management, Inc., FPA Medical Management of California, Inc. and FPA
           Independent Practice Association dated as of June 28, 1996 (filed as Exhibit 10.109 to FHC's Annual Report on Form 10-K for the year ended June 30, 1996, which is incorporated by reference herein).

    10.44  Credit Agreement dated July 8, 1997 among the Company, the banks identified therein and Bank of America National Trust and Savings Association in its capacity as
           Administrative Agent (providing for an unsecured $1.5 billion revolving credit facility) (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 1997, which is incorporated by reference herein).

    10.45  Guarantee Agreement dated July 8, 1997 between the Company and First Security Bank,
           National Association (filed as Exhibit 10.24 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1997, which is incorporated by reference herein).

    10.46  First Amendment and Waiver to Credit Agreement dated April 6, 1998 among the
           Company, Bank of America National Trust and Savings Association and the Banks (as
           defined therein) (filed as Exhibit 10.64 to the Company's Quarterly Report on Form
           10-Q for the quarter ended March 31, 1998, which is incorporated by reference herein).

    10.47  Second Amendment to Credit Agreement dated July 31, 1998 among the Company, Bank of
           America National Trust and Savings Association and the Banks (as defined therein)
           (filed as Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1998, which is incorporated by reference herein).

    10.48  Third Amendment to Credit Agreement, dated November 6, 1998, among the Company, Bank of America National Trust and Savings Association and the Banks (as defined therein)
           (filed as Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1998, which is incorporated by reference herein).

    10.49  Fourth Amendment to Credit Agreement, dated as of March 26, 1999, among the Company,
           Bank of America National Trust and Savings Association and the Banks, as defined therein (filed as Exhibit 10.64 to the Company's Form 10-K for the year ended
           December 31, 1998, which is incorporated by reference herein).

    10.50  Form of Credit Facility Commitment Letter, dated March 27, 1998, between the Company and the Majority Banks (as defined therein) (filed as Exhibit 10.70 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

    10.51  Registration Rights Agreement dated as of March 2, 1995 between the Company and the
           California Wellness Foundation (filed as Exhibit No. 28.2 to the Company's Current
           Report on Form 8-K dated March 2, 1995, which is incorporated by reference herein).

    10.52  Office Lease, dated as of January 1, 1992, by and between Warner Properties III and
           Health Net (filed as Exhibit 10.23 to the Company's Registration Statements on Forms
           S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively), which is incorporated by reference herein).

    10.53  Lease Agreement between HAS-First Associates and FHC dated August 1, 1998 and form of amendment thereto (filed as an exhibit to FHC's Registration Statement on Form
           S-1 (File No. 33-34963), which is incorporated by reference herein).

    10.54  Asset Purchase Agreement dated December 31, 1998 by and between the Company and
           Access Health, Inc. (filed as Exhibit 10.62 to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

    10.55  Purchase Agreement dated February 26, 1999 by and among the Company, Foundation
           Health Pharmaceutical Services, Inc., Integrated Pharmaceutical Services, Inc., and
           Advance Paradigm, Inc. (filed as Exhibit 10.63 to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

    10.56  The Company's Supplemental Executive Retirement Plan effective as of January 1, 1996
           (filed as Exhibit 10.65 to the Company's Form 10-K for the year ended December 31,
           1998, which is incorporated by reference herein).

    10.57  The Company's Deferred Compensation Plan effective as of May 1, 1998 (filed as
           Exhibit 10.66 to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

    10.58  The Company's 1995 Stock Appreciation Rights Plan (filed as Exhibit 10.12 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, which is incorporated by reference herein).

     11.1  Statement relative to computation of per share earnings of the Company (included in the Notes to the Condensed Consolidated Financial Statements contained in this
           Quarterly Report on Form 10-Q).

     27.1  Financial Data Schedule for the first quarter ended March 31, 1999, a copy of which has been filed with the EDGAR version of this filing.

------------------------

*   A copy of the Exhibit is filed herewith.

    (b) Reports on Form 8-K

    No Current Reports on Form 8-K were filed by the Company during the quarterly period ended March 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FOUNDATION HEALTH SYSTEMS, INC.
                                (REGISTRANT)

                                By:              /s/ JAY M. GELLERT
                                     ------------------------------------------
                                                   Jay M. Gellert
Date:  May 14, 1999                    PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                By:             /s/ STEVEN P. ERWIN
                                     ------------------------------------------
                                                  Steven P. Erwin
                                            EXECUTIVE VICE PRESIDENT AND
Date:  May 14, 1999                           CHIEF FINANCIAL OFFICER