Form 10-Q
period 1999-06-30
FOUNDATION HEALTH SYSTEMS INC
filed 1999-08-16
CIK 916085

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

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 1-12718

                            ------------------------

                        FOUNDATION HEALTH SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             95-4288333
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

  21650 OXNARD STREET, WOODLAND HILLS, CA                 91367
  (Address of principal executive offices)             (Zip Code)

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

    The number of shares outstanding of the registrant's Class A Common Stock as of August 11, 1999 was 117,659,410 (excluding 3,194,374 shares held as treasury stock) and 4,567,442 shares of Class B Common Stock were outstanding as of such date.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FOUNDATION HEALTH SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                                                                                                               PAGE
                                                                                                             ---------
PART I--FINANCIAL INFORMATION

Item 1--Financial Statements
  Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998..........................      3
  Condensed Consolidated Statements of Operations for the Second Quarter Ended June 30, 1999 and 1998......      4
  Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 1999 and 1998..........      5
  Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998..........      6
  Notes to Condensed Consolidated Financial Statements.....................................................      7
Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations..............     11
Item 3--Quantitative and Qualitative Disclosures About Market Risk.........................................     21

PART II--OTHER INFORMATION

Item 1--Legal Proceedings..................................................................................     22
Item 2--Changes in Securities..............................................................................     23
Item 3--Defaults Upon Senior Securities....................................................................     24
Item 4--Submission of Matters to a Vote of Security Holders................................................     24
Item 5--Other Information..................................................................................     25
Item 6--Exhibits and Reports on Form 8-K...................................................................     29
Signatures.................................................................................................     35

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        FOUNDATION HEALTH SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                      JUNE 30,          DECEMBER 31,
                                                        1999                1998
                                                    ------------     ------------------
                                                    (UNAUDITED)
                                        ASSETS

Current Assets:
  Cash and cash equivalents.......................  $    475,755        $    763,865
  Investments--available for sale.................       576,849             525,082
  Premiums receivable, net........................       189,688             230,157
  Amounts receivable under government contracts...       321,582             321,411
  Deferred taxes..................................       245,821             160,446
  Reinsurance and other receivables...............       149,701             147,827
  Other assets....................................        76,971              91,096
                                                    ------------     ------------------
    Total current assets..........................     2,036,367           2,239,884
  Property and equipment, net.....................       320,769             345,269
  Goodwill and other intangible assets, net.......       934,399             977,910
  Deferred taxes..................................            --             118,759
  Other assets....................................       165,083             181,447
                                                    ------------     ------------------
    Total Assets..................................  $  3,456,618        $  3,863,269
                                                    ------------     ------------------
                                                    ------------     ------------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Reserves for claims and other settlements.......  $  1,022,953        $  1,006,799
  Unearned premiums...............................        54,310             288,683
  Notes payable and capital leases................         2,535               1,760
  Amounts payable under government contracts......        85,450              69,792
  Accounts payable and other liabilities..........       340,398             458,397
                                                    ------------     ------------------
    Total current liabilities.....................     1,505,646           1,825,431
  Notes payable and capital leases................     1,089,190           1,254,278
  Deferred taxes..................................        21,121                  --
  Other liabilities...............................        28,981              39,518
                                                    ------------     ------------------
    Total Liabilities.............................     2,644,938           3,119,227
                                                    ------------     ------------------
Stockholders' Equity:
  Common Stock and additional paid-in capital.....       642,795             641,945
  Treasury Class A common stock, at cost..........       (95,831)            (95,831)
  Accumulated other comprehensive loss............       (10,410)             (7,308)
  Retained earnings...............................       275,126             205,236
                                                    ------------     ------------------
    Total stockholders' equity....................       811,680             744,042
                                                    ------------     ------------------
    Total Liabilities and Stockholders' Equity....  $  3,456,618        $  3,863,269
                                                    ------------     ------------------
                                                    ------------     ------------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                      SECOND QUARTER ENDED JUNE
                                                                                                 30,
                                                                                      --------------------------
                                                                                          1999          1998
                                                                                      ------------  ------------
REVENUES
  Health plan premiums..............................................................  $  1,743,698  $  1,783,109
  Government contracts/Specialty services...........................................       365,797       360,827
  Investment and other income.......................................................        21,976        23,444
  Loss on sale of businesses........................................................        (5,810)           --
                                                                                      ------------  ------------
    Total revenues..................................................................     2,125,661     2,167,380
                                                                                      ------------  ------------
EXPENSES
  Health plan services..............................................................     1,474,360     1,493,723
  Government contracts/Specialty services...........................................       241,840       233,574
  Selling, general and administrative...............................................       314,674       334,856
  Depreciation......................................................................        17,037        20,093
  Amortization......................................................................        10,544        11,412
  Interest..........................................................................        20,657        22,193
  Asset impairments and other costs.................................................            --        50,000
                                                                                      ------------  ------------
    Total expenses..................................................................     2,079,112     2,165,851
                                                                                      ------------  ------------
Income from operations before income taxes..........................................        46,549         1,529
Income taxes........................................................................        18,580           573
                                                                                      ------------  ------------
Net income..........................................................................  $     27,969  $        956
                                                                                      ------------  ------------
                                                                                      ------------  ------------
Basic and diluted earnings per share................................................  $       0.23  $       0.01
                                                                                      ------------  ------------
                                                                                      ------------  ------------
Weighted average shares outstanding:
Basic...............................................................................       122,279       121,957
Diluted.............................................................................       123,161       122,335

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                        --------------------------
                                                                                            1999          1998
                                                                                        ------------  ------------
REVENUES
  Health plan premiums................................................................  $  3,516,078  $  3,562,631
  Government contracts/Specialty services.............................................       733,104       668,863
  Investment and other income.........................................................        40,633        49,594
  Net gain on sale of businesses......................................................        47,748            --
                                                                                        ------------  ------------
    Total revenues....................................................................     4,337,563     4,281,088
                                                                                        ------------  ------------
EXPENSES
  Health plan services................................................................     2,974,794     2,976,149
  Government contracts/Specialty services.............................................       480,894       425,042
  Selling, general and administrative.................................................       636,589       678,706
  Depreciation........................................................................        34,776        37,913
  Amortization........................................................................        21,528        24,433
  Interest............................................................................        42,595        44,054
  Restructuring, asset impairments and other costs....................................        21,059        50,000
                                                                                        ------------  ------------
    Total expenses....................................................................     4,212,235     4,236,297
                                                                                        ------------  ------------
Income from operations before income taxes and cumulative effect of change in
  accounting principle................................................................       125,328        44,791
Income taxes..........................................................................        50,021        17,597
                                                                                        ------------  ------------
Income before cumulative effect of change in accounting principle.....................        75,307        27,194
Cumulative effect of change in accounting principle...................................         5,417            --
                                                                                        ------------  ------------
Net income............................................................................  $     69,890  $     27,194
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Basic and diluted earnings per share:
Income before cumulative effect of change in accounting principle.....................  $       0.62  $       0.22
Cumulative effect of change in accounting principle...................................          0.05            --
                                                                                        ------------  ------------
Net income............................................................................  $       0.57  $       0.22
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average shares outstanding:
Basic.................................................................................       122,257       121,786
Diluted...............................................................................       122,296       122,117

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                           SIX MONTHS ENDED JUNE
                                                                                                    30,
                                                                                          ------------------------
                                                                                             1999         1998
                                                                                          -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................................................................  $    69,890  $    27,194
Adjustments to reconcile net income to net cash used in operating activities:
  Amortization and depreciation.........................................................       56,304       62,346
  Net gain on sale of businesses........................................................      (47,748)          --
  Net gain on sale of buildings.........................................................       (2,482)          --
  Cumulative effect of change in accounting principle...................................        5,417           --
  Asset impairments.....................................................................           --       35,000
  Other changes.........................................................................        2,263       (4,286)
  Changes in assets and liabilities, net of effect of dispositions:
    Premiums receivable.................................................................       34,681      (16,744)
    Unearned premiums...................................................................     (233,570)    (144,432)
    Other assets........................................................................       67,606      (63,156)
    Amounts receivable/payable under government contracts...............................       15,487      (33,897)
    Reserves for claims and other settlements...........................................       22,429     (114,242)
    Accounts payable and accrued liabilities............................................     (137,258)    (104,263)
                                                                                          -----------  -----------
Net cash used in operating activities...................................................     (146,981)    (356,480)
                                                                                          -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale or maturity of investments.........................................................      264,781      428,586
Purchase of investments.................................................................     (320,612)    (436,577)
Purchases of property and equipment.....................................................      (13,591)     (77,263)
Net proceeds from the sale of businesses................................................       76,000           --
Net proceeds from the sale of buildings.................................................        7,433           --
Other...................................................................................        8,323        5,677
                                                                                          -----------  -----------
Net cash provided by (used in) investing activities.....................................       22,334      (79,577)
                                                                                          -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases....................          850       12,349
Proceeds from issuance of notes payable and other financing arrangements................       20,000      115,560
Repayment of debt and other non-current liabilities.....................................     (184,313)        (526)
                                                                                          -----------  -----------
Net cash provided by (used in) financing activities.....................................     (163,463)     127,383
                                                                                          -----------  -----------
Net decrease in cash and cash equivalents...............................................     (288,110)    (308,674)
Cash and cash equivalents, beginning of period..........................................      763,865      559,360
                                                                                          -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................................  $   475,755  $   250,686
                                                                                          -----------  -----------
                                                                                          -----------  -----------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        FOUNDATION HEALTH SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

    The following notes should be read in conjunction with the notes to the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations for each of the three years in the period ended December 31, 1998 incorporated by reference in the Foundation Health Systems, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998 as well as the consolidated operating results presented in the management's discussion and analysis contained in this Quarterly Report on Form 10-Q.

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

    Certain prior period amounts have been reclassified to conform with the current period presentation. In the second quarter ended June 30, 1999, the Company reclassified and adjusted certain intercompany revenues and expenses which did not impact net income or earnings per share. In addition, in the first quarter ended March 31, 1999, the Company reclassified medical management expenses from health plan medical expenses to selling, general and administrative expenses ("SG&A") and also recorded SG&A expenses of its Specialty services businesses in SG&A, rather than in Specialty services costs as had been the case in prior periods.

NOTE 2--RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER COSTS

    During 1998, the Company initiated a formal plan to dispose of certain Central Division health plans included in the Company's Health Plan Services segment in accordance with its strategic plan to focus on core operations. In this connection, the Company implemented a formal plan during the first quarter ended March 31, 1999 to close the Colorado regional processing center for these health plans and transfer its operations to the Company's other administrative facilities. In August 1999, the Company sold certain of the processing center facilities and accompanying real estate. See "Item 5. Recent Developments-- Colorado Operations." The closure of the remaining processing center facilities is expected to be completed for all but the Colorado operations by the end of the third quarter of 1999. The Company recorded a pretax restructuring charge of $21.1 million during the first quarter of 1999. Of the $21.1 million of restructuring costs, $1.4 million represented cash payments and $16.5 million is expected to require future outlays of cash as of June 30, 1999.

    During 1998, FPA Medical Management, Inc. ("FPA") filed for bankruptcy protection. FPA, through its affiliated medical groups, provided services to the Company's affiliated members. The Company leased healthcare facilities to FPA prior to the bankruptcy. As a result, the Company recorded $50.0 million of charges primarily comprised of real estate asset impairments, notes receivable impairments, and other items in the second quarter ended June 30, 1998.

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 2--RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER COSTS (CONTINUED)
    During 1997 and 1998, the Company adopted restructuring plans, the principal elements of which included a workforce reduction, the consolidation of employee benefit plans, the consolidation of facilities in certain geographic locations, the consolidation of overlapping provider networks and the consolidation of information systems at all locations. Of the $167.9 million in net restructuring costs recorded as part of the 1997 and 1998 plans, $9.7 million is expected to require future outlays of cash and $3.5 million represents future non-cash activities as of June 30, 1999.

NOTE 3--COMPREHENSIVE INCOME

    The Company's comprehensive income for the three and six months ended June 30 is as follows (amounts in thousands):

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30,              JUNE 30,
                                          --------------------  --------------------
                                            1999       1998       1999       1998
                                          ---------  ---------  ---------  ---------
Net income..............................  $  27,969  $     956  $  69,890  $  27,194
Other comprehensive income (loss), net
  of tax:
  Change in unrealized appreciation
    (depreciation) on investments.......     (1,725)    (2,629)    (3,102)     1,176
                                          ---------  ---------  ---------  ---------
Comprehensive income (loss).............  $  26,244  $  (1,673) $  66,788  $  28,370
                                          ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------

NOTE 4--EARNINGS PER SHARE

    Basic earnings per share excludes dilution and reflects income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (all of which are comprised of stock options) outstanding during the periods presented; no adjustment to income is required. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method. There were 881,000 and 39,000 shares of common stock equivalents for the three and six months ended June 30, 1999, respectively, and 378,000 and 331,000 shares of common stock equivalents for the three and six months ended June 30, 1998, respectively.

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 5--SEGMENT INFORMATION

    Presented below are segment data for the three and six months ended June 30, 1999 and 1998 (amounts in thousands):

                                                                    GOVERNMENT
                                                   HEALTH PLAN   CONTRACTS/SPECIALTY   CORPORATE/
                                                     SERVICES        SERVICES            OTHER          TOTAL
                                                   ------------  -----------------  ---------------  ------------
THREE MONTHS ENDED JUNE 30, 1999
Revenues from external sources...................  $  1,743,698     $   365,797       $    16,166    $  2,125,661
Intersegment revenues............................        89,206              --             5,902          95,108
Income (loss) before income taxes................        30,140          23,572            (7,163)         46,549

THREE MONTHS ENDED JUNE 30, 1998
Revenues from external sources...................  $  1,783,109     $   360,827       $    23,444    $  2,167,380
Intersegment revenues............................        92,609              --             9,331         101,940
Income (loss) before income taxes................        36,392          37,361           (72,224)          1,529

SIX MONTHS ENDED JUNE 30, 1999
Revenues from external sources...................  $  3,516,078     $   733,104       $    88,381    $  4,337,563
Intersegment revenues............................       173,930              --            13,848         187,778
Income before income taxes and cumulative effect
  of change in accounting principle..............        38,637          56,169            30,522         125,328

SIX MONTHS ENDED JUNE 30, 1998
Revenues from external sources...................  $  3,562,631     $   668,863       $    49,594    $  4,281,088
Intersegment revenues............................       163,801              --            17,578         181,379
Income (loss) before income taxes................        72,013          63,694           (90,916)         44,791

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

    The change in accounting principle resulted in the write-off of the costs capitalized as of January 1, 1999. The cumulative effect of the write-off was $5.4 million (net of tax benefit of $3.7 million) and has been expensed and reflected in the condensed consolidated statement of operations for the six months ended June 30, 1999.

NOTE 7--DISPOSITION OF ASSETS

    On March 8, 1999, the Company entered into a definitive agreement for the sale of its HMO operations in the state of New Mexico. Completion of the transaction is subject to various conditions and certain regulatory approvals.

    On March 31, 1999, the Company completed the sale of certain of its pharmacy benefits processing operations for net cash proceeds of $65.0 million and recognized a net gain of $53.6 million.

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 7--DISPOSITION OF ASSETS (CONTINUED)
    During the second quarter ended June 30, 1999, the Company completed the sale of its HMO operations in the states of Texas, Louisiana and Oklahoma and its preferred provider organization network subsidiary, Preferred Health Network, Inc. As part of the transactions, the Company received certain cash proceeds and convertible preferred stock. The Company recognized total losses on the sales of $5.8 million, before taxes, in the second quarter ended June 30, 1999.

    On July 2, 1999, the Company entered into a definitive agreement for the sale of its HMO operations in the state of Utah. Completion of the transaction is subject to various conditions and certain regulatory approvals.

    On July 16, 1999, the Company entered into a definitive agreement for the sale of its two California hospitals. Completion of the transaction is subject to various conditions and certain regulatory approvals.

    On December 10, 1998, the Company completed the sale of the workers' compensation segment which was accounted for as discontinued operations for the three and six months ended June 30, 1998. The loss on disposition of $99 million recorded at December 31, 1997 included the anticipated results of discontinued operations through the date of disposition; accordingly, net losses of $4.2 million and $7.9 million related to the operations of the workers' compensation segment are not reflected on the Company's condensed consolidated statements of operations for the three and six months ended June 30, 1998, respectively.

NOTE 8--LEGAL PROCEEDINGS

    Complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. ("FPA") at various times between February 3, 1997 and May 15, 1998. The complaints allege that the Company and certain former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 agreement between the Company and FPA, about FPA's business and about the Company's 1997 sale of FPA common stock held by the Company. Subsequent to the Company's filing of a motion to dismiss all claims asserted against it in the consolidated federal class actions, all claims against the Company's former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. Thereafter, all proceedings in the consolidated federal class actions were stayed and the motion to dismiss was denied without prejudice to renewal after the expiration of the stay. Management believes these suits are without merit and intends to vigorously defend the actions.

    The Company and certain of its subsidiaries are also parties to various other legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. Based in part on advice from litigation counsel to the Company and upon information presently available, management of the Company is of the opinion that the final outcome of all such proceedings should not have a material adverse effect on the financial position or results of operations of the Company.

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

    The Health Plan Services segment consists of HMOs organized into four operational divisions located in the following geographic regions: the California Division, the Northeast Division, the Central Division and the Arizona Division. During the six months ended June 30, 1999, these health plans were located in Arizona, California, Colorado, Connecticut, Florida, Idaho, New Jersey, New Mexico, New York, Ohio, Oregon, Pennsylvania, Utah, Washington and West Virginia. The Company sold its HMO operations in the states of Louisiana, Oklahoma and Texas effective April 30, 1999. The Company's health plans provide a wide range of managed health care services throughout the United States with approximately 4.0 million at risk and administrative services only members. The Company's HMO subsidiaries contract to provide medical care services to a defined, enrolled population for a predetermined, prepaid monthly fee for group, individual Medicare and Medicaid plans throughout their respective service areas. All of the HMOs are state licensed and some are also federally qualified. The Company also operates PPO networks which provide access to health care services and owns six health and life insurance companies licensed to sell insurance throughout most of the United States. The financial results include the results of two hospitals owned by the Company operating in California.

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

    This discussion and analysis contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected or implied in these statements. The risks and uncertainties faced by the Company include, but are not limited to, those set forth under "Additional Information Concerning the Company's Business," "Cautionary Statements" and other sections within the Company's filings with the Securities and Exchange Commission.

CONSOLIDATED OPERATING RESULTS

    The Company's net income for the second quarter ended June 30, 1999 was $28.0 million, or $0.23 per basic and diluted share, compared to net income for the comparable period in 1998 of $1.0 million, or $0.01 per basic and diluted share. The Company's net income for the six months ended June 30, 1999 was $69.9 million, or $0.57 per basic and diluted share, compared to net income for the comparable period in 1998 of $27.2 million or $0.22 per basic and diluted share. Excluding the cumulative effect of the change in accounting principle for organization and start up costs recorded during the first quarter of 1999, net income was $75.3 million or $0.62 per basic and diluted share for the six months ended June 30, 1999.

    The table immediately below and the paragraphs that follow provide selected financial information related to the Company's performance for the 1999 and 1998 periods. The second table below, relating to the three months ended March 31, June 30, September 30 and December 31, 1998 and March 31, 1999, contains certain prior period amounts that have been reclassified to conform with the current period presentation. In the second quarter ended June 30, 1999, the Company reclassified and adjusted certain intercompany revenues and expenses which did not impact net income or earnings per share. The reclassifications did result in higher reported revenues in its Government Contracts/Specialty Services unit and lower reported revenues and costs in its Health Plan services unit compared with amounts previously disclosed. FHS believes this more accurately reflects the performance of its specialty companies as if they were independent entities. In addition, in the first quarter ended March 31, 1999, the Company reclassified medical management expenses from health plan medical expenses to selling, general and administrative expenses ("SG&A") and also recorded SG&A expenses of its Specialty services businesses in SG&A, rather than in Specialty services costs as had been the case in prior periods.

                                                              SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                           --------------------------  --------------------------
                                                             JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                               1999          1998          1999          1998
                                                           ------------  ------------  ------------  ------------
                                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER MEMBER
                                                                             PER MONTH AMOUNTS)
REVENUES:
  Health plan premiums...................................  $  1,743,698  $  1,783,109  $  3,516,078  $  3,562,631
  Government contracts/Specialty services................       365,797       360,827       733,104       668,863
  Investment and other income............................        21,976        23,444        40,633        49,594
  Net gain (loss) on sale of businesses..................        (5,810)           --        47,748            --
                                                           ------------  ------------  ------------  ------------
    Total revenues.......................................     2,125,661     2,167,380     4,337,563     4,281,088
                                                           ------------  ------------  ------------  ------------
EXPENSES:
  Health plan services...................................     1,474,360     1,493,723     2,974,794     2,976,149
  Government contracts/Specialty services................       241,840       233,574       480,894       425,042
  Selling, general and administrative....................       314,674       334,856       636,589       678,706
  Depreciation...........................................        17,037        20,093        34,776        37,913
  Amortization...........................................        10,544        11,412        21,528        24,433
  Interest...............................................        20,657        22,193        42,595        44,054
  Restructuring, asset impairment and other costs........            --        50,000        21,059        50,000
                                                           ------------  ------------  ------------  ------------
    Total expenses.......................................     2,079,112     2,165,851     4,212,235     4,236,297
                                                           ------------  ------------  ------------  ------------
Income from operations before income taxes and cumulative
  effect of change in accounting principle...............        46,549         1,529       125,328        44,791
Income tax provision.....................................        18,580           573        50,021        17,597
                                                           ------------  ------------  ------------  ------------
Income before cumulative effect of change in accounting
  principle..............................................        27,969           956        75,307        27,194
Cumulative effect of change in accounting principle......            --            --         5,417            --
                                                           ------------  ------------  ------------  ------------
Net income...............................................  $     27,969  $        956  $     69,890  $     27,194
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Administrative (SG&A + Depreciation) Ratio...............         15.72%        16.56%        15.80%        16.94%

Health plan MCR..........................................         84.55%        83.77%        84.61%        83.54%
Government contracts/Specialty services MCR..............         66.11%        64.73%        65.60%        63.55%
Overall MCR..............................................         81.36%        80.57%        81.33%        80.38%

Health plan premiums per member per month................  $     137.18  $     126.30  $     137.34  $     126.49
Health plan services per member per month................  $     115.99  $     105.80  $     116.20  $     105.66

                                               FIRST         SECOND         THIRD         FOURTH        FIRST
                                              QUARTER       QUARTER        QUARTER       QUARTER       QUARTER
                                               ENDED         ENDED          ENDED         ENDED         ENDED
                                             MARCH 31,      JUNE 30,    SEPTEMBER 30,  DECEMBER 31,   MARCH 31,
                                                1998          1998          1998           1998          1999
                                            ------------  ------------  -------------  ------------  ------------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER MEMBER PER MONTH AMOUNTS)
REVENUES:
  Health plan premiums....................  $  1,779,522  $  1,783,109   $ 1,769,291    $1,792,239   $  1,772,380
  Government contracts/Specialty
    services..............................       308,036       360,827       348,732       393,672        367,307
  Investment and other income.............        26,150        23,444        20,441        29,006         72,215
                                            ------------  ------------  -------------  ------------  ------------
    Total revenues........................     2,113,708     2,167,380     2,138,464     2,214,917      2,211,902
                                            ------------  ------------  -------------  ------------  ------------
EXPENSES:
  Health plan services....................     1,482,426     1,493,723     1,539,072     1,563,251      1,500,434
  Government contracts/Specialty
    services..............................       191,468       233,574       232,346       266,687        239,054
  Selling, general and administrative.....       343,850       334,856       350,406       361,759        321,915
  Depreciation............................        17,820        20,093        20,276        20,762         17,739
  Amortization............................        13,021        11,412        12,323        12,386         10,984
  Interest................................        21,861        22,193        23,626        24,479         21,938
  Asset impairment and other costs........            --        50,000        87,987       136,966         21,059
                                            ------------  ------------  -------------  ------------  ------------
    Total expenses........................     2,070,446     2,165,851     2,266,036     2,386,290      2,133,123
                                            ------------  ------------  -------------  ------------  ------------
Income (loss) from operations before
  income taxes and cumulative effect of
  change in accounting principle..........        43,262         1,529      (127,572)     (171,373)        78,779
Income tax provision (benefit)............        17,024           573       (38,953)      (67,640)        31,441
                                            ------------  ------------  -------------  ------------  ------------
Income (loss) before cumulative effect of
  change in accounting principle..........        26,238           956       (88,619)     (103,733)        47,338
Cumulative effect of change in accounting
  principle...............................            --            --            --            --          5,417
                                            ------------  ------------  -------------  ------------  ------------
Net income (loss).........................  $     26,238  $        956   $   (88,619)   $ (103,733)  $     41,921
                                            ------------  ------------  -------------  ------------  ------------
                                            ------------  ------------  -------------  ------------  ------------
Administrative (SG&A + Depreciation)
  Ratio...................................        17.33%        16.56%        17.50%        17.50%         15.87%

Health plan MCR...........................        83.30%        83.77%        86.99%        87.22%         84.66%
Government contracts/Specialty services
  MCR.....................................        62.16%        64.73%        66.63%        67.74%         65.08%
Overall MCR...............................        80.18%        80.57%        83.64%        83.72%         81.30%

Health plan premiums per member per
  month...................................  $     126.67  $     126.30   $    128.38    $   133.89   $     137.50
Health plan services per member per
  month...................................  $     105.52  $     105.80   $    111.68    $   116.78   $     116.40

                             ENROLLMENT INFORMATION
                             (AMOUNTS IN THOUSANDS)

                                                                                                JUNE 30,
                                                                                          --------------------    PERCENT
                                                                                            1999       1998       CHANGE
                                                                                          ---------  ---------  -----------
Health Plan Services
  Commercial............................................................................      3,073      3,516       (12.6%)
  Medicare Risk.........................................................................        269        318       (15.4%)
  Medicaid..............................................................................        673        550        22.4%
                                                                                          ---------  ---------
                                                                                              4,015      4,384        (8.4%)
                                                                                          ---------  ---------
Government Contracts:
  CHAMPUS PPO and Indemnity.............................................................        684        782       (12.5%)
  CHAMPUS HMO...........................................................................        817        662        23.4%
                                                                                          ---------  ---------
                                                                                              1,501      1,444        (3.9%)
                                                                                          ---------  ---------

REVENUES AND HEALTH CARE COSTS

    The Company's revenues decreased by $41.7 million or 1.9% for the second quarter ended June 30, 1999 and $56.5 million or 1.3% for the six months ended June 30, 1999 as compared to the comparable periods in 1998. Decreases in Health Plan revenues of $39.4 million and $46.6 million for the second quarter and six months ended June 30, 1999, respectively, as compared to the comparable periods in 1998 were due primarily to decreases in enrollment partially offset by increases in premium rates. The sale of the HMO operations in the states of Texas, Louisiana and Oklahoma that eliminated approximately $7.0 million in health plan revenues for the second quarter ended June 30, 1999 also contributed to the decreases. Growth in Government contracts/Specialty services revenues totaled $5.0 million and $64.2 million for the second quarter and six months ended June 30, 1999, respectively, as compared to the comparable periods in 1998. This growth is primarily due to increases in government contracts and mental health revenues which were partially offset by decreases in pharmacy revenue. See "Segment Information" for further discussion of Health Plan Services and Government contract/Specialty services.

    Included in total revenues for the six months ended June 30, 1999 is a $53.6 million gain on the sale of certain pharmacy benefits processing services of the Company during the first quarter of 1999 which was partially offset by losses totaling $5.8 million related to the sale of certain businesses during the second quarter of 1999.

    The overall medical care ratio ("MCR") (medical costs as a percentage of Health Plan premiums and Government contracts/Specialty services revenues) for the second quarter and six months ended June 30, 1999 was 81.36% and 81.33%, respectively, as compared to 80.57% and 80.38%, respectively, for the comparable periods in 1998. The increases were primarily due to higher pharmacy costs in most of the Company's health plans and increased costs from higher physician and hospital costs.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

    The Company's selling, general and administrative ("SG&A") expenses decreased by $20.2 million or 6.0% for the second quarter ended June 30, 1999 as compared to the comparable period in 1998. The Company's selling, general and administrative ("SG&A") expenses decreased by $42.1 million or 6.2% for the six months ended June 30, 1999 as compared to the comparable period in 1998. The decrease in SG&A expenses during 1999 is primarily attributable to the Company's ongoing efforts to control its SG&A expenses, savings associated with the integration of its 1997 mergers and acquisitions, and reductions in costs resulting from the sales of certain operations.

AMORTIZATION AND DEPRECIATION

    Amortization and depreciation expense decreased by $3.9 million and $6.0 million for the second quarter and six months ended June 30, 1999, respectively, as compared to the comparable periods in 1998. The decrease is due to the write-down of goodwill and other long-lived assets to their estimated fair value during the year ended December 31, 1998 and the write-off of organization and pre-operating costs during the first quarter ended March 31, 1999.

INTEREST EXPENSE

    Interest expense decreased by $1.5 million for the second quarter and six months ended June 30, 1999 and 1998 as compared to the comparable periods in 1998. A decrease in interest expense from the reduction in the revolving credit facility balance was partially offset by a higher borrowing rate in 1999 as compared to the comparable period in 1998.

INCOME TAX PROVISION

    The effective tax rate was 39.9% on income from operations for the second quarter and six months ended June 30, 1999, respectively, compared to the effective tax rate on continuing operations of 37.5% and 39.3%, respectively, for the comparable periods in 1998.

RESTRUCTURING AND OTHER COSTS

    During 1998, the Company initiated a formal plan to dispose of certain Central Division health plans included in the Company's Health Plan Services segment in accordance with its strategic plan to focus on core operations. In this connection, the Company implemented a formal plan during the first quarter ended March 31, 1999 to close the Colorado regional processing center for these health plans and transfer its operations to the Company's other administrative facilities. In August 1999, the Company sold certain of the processing center facilities and accompanying real estate. See "Item 5. Recent Developments-- Colorado Operations." The closure of the remaining processing center facilities is expected to be completed for all but the Colorado operations by the end of the third quarter of 1999. The Company recorded a pretax restructuring charge of $21.1 million including $18.7 million for severance and $2.4 million for other expenses associated with the closing of the facility during the first quarter ended March 31, 1999. Of the $18.9 million remaining as of June 30, 1999, approximately $16.5 million is expected to require future cash outlays.

SEGMENT INFORMATION

HEALTH PLAN SERVICES

    Health Plan revenues decreased by $39.4 million or 2.2% in the second quarter ended June 30, 1999 as compared to the comparable period in 1998 and decreased by $46.6 million or 1.3% for the six months ended June 30, 1999 as compared to the comparable period in 1998. These decreases were primarily due to an 8.4% decrease in enrollment in the Company's health plans. The sale of the HMO operations in the states of Texas, Louisiana, and Oklahoma eliminated approximately $7.0 million in health plan revenues for the second quarter ended June 30, 1999. Of the total membership decline, 65,000 members were enrolled in plans that have been sold. These decreases were partially offset by an average increase in premium rates as a result of instituting pricing discipline which yielded a revenue per member per month ("PMPM") increase of 8.6% for the second quarter and six months ended June 30, 1999.

    Health Plan costs decreased by $19.4 million, or 1.3% for the second quarter ended June 30, 1999 as compared to the comparable period in 1998 and decreased by $1.4 million or 0.1% for the six months ended June 30, 1999 as compared to the comparable period in 1998. The health plans MCR increased from 83.77% for the second quarter ended June 30, 1998 to 84.55% for the comparable period in 1999 and from 83.54% for the six months ended June 30, 1998 to 84.61% for the comparable period in 1999. These increases were primarily due to higher pharmacy costs in most of the Company's health plans and increased costs from higher physician and hospital costs.

GOVERNMENT CONTRACTS/SPECIALTY SERVICES

    Government contracts/Specialty services revenue increased by $5.0 million or 1.4% during the second quarter ended June 30, 1999 as compared to the same period in 1998, and by $64.2 million or 9.6% for the six months ended June 30, 1999 as compared to the same period in 1998. Favorable revenue adjustments under government contracts, coupled with growth in the managed behavioral health network and bill review cost containment businesses, were partially offset by loss of revenues previously generated by certain pharmacy benefits processing services which were sold during the first quarter ended March 31, 1999.

    Government contracts/Specialty services MCR increased to 66.11% in the second quarter ended June 30, 1999 from 64.73% for the comparable 1998 period and to 65.60% in the six months ended June 30, 1999 from 63.55% for the comparable 1998 period. The increase was primarily a result of higher 1998 administrative government contract revenue having no associated health care costs, only administrative costs.

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

    The Company is addressing its Year 2000 issues in several ways. Selected systems are being retired with the business functions being converted to Year 2000 compliant systems. A number of the Company's systems include packaged software from large vendors that the Company is closely monitoring to ensure that these systems are Year 2000 compliant. The Company believes that vendors will make timely updates available to ensure that all remaining purchased software is Year 2000 compliant, and has determined that there are no significant applications for which the Company does not have adequate ability to work around in the event of failure. The remaining systems' compliance with Year 2000 will be addressed by internal technical staff. The Company has engaged IBM Global Services to assist in the program management of the project. In addition, the Company has assessed its third party relationships with respect to non-information technology assets and services, retained IBM's The Wilkerson Group, and has developed contingency plans to provide continuity of material relationships. Legal consultants have been retained to assist with insurance review and assessment of the Company's obligations and rights.

    The Company has divided its internal Year 2000 effort into five phases: (1) Assessment and Strategy, (2) Detailed Analysis and Planning, (3) Remediation,
(4) Testing and Implementation, and (5) Certification. During the second quarter of 1999, the Company made substantial progress in its efforts to address Year 2000 issues. The Company has established the third quarter of 1999 to complete all phases. The following table sets forth the estimated percentage completion of each of the Company's Year 2000 phases with respect to its Year 2000 project overall.

                                                                     PHASE 1      PHASE 2      PHASE 3       PHASE 4
                                                                   -----------  -----------  -----------  -------------
Overall--July 1999...............................................         100%         100%         100%           88%
Overall--May 1999 (as reported in the Company's Quarterly Report
  on Form 10-Q for the first quarter of 1999)....................         100%         100%          93%           55%

                                                                      PHASE 5
                                                                   -------------
Overall--July 1999...............................................           54%
Overall--May 1999 (as reported in the Company's Quarterly Report
  on Form 10-Q for the first quarter of 1999)....................            3%

    THIRD PARTIES--The Company has substantially completed its assessment of third party relationships and has identified general purpose utility vendors, care delivery organizations (such as providers), customer service vendors and certain other entities as strategically important to the Company. During the second quarter, the assessment was focused on delegated authorities and certain other providers and the Company is endeavoring to obtain assurances from those entities as to their Year 2000 readiness. There can be no assurance that the systems of other companies on which the Company relies will be compliant on a timely basis, or that the failure by a third party to be compliant would not have a material adverse effect on the Company.

    COSTS--The Company is evaluating on an on-going basis the related costs to resolve its potential Year 2000 problems. The Company estimates that the total cost for the project will be approximately $34-38 million, excluding the costs to accelerate the replacement of hardware or software otherwise required to be purchased by the Company. This represents a decrease in the expected overall cost from $36-40 million, due in part to actual and expected cost-savings from the shutdown or transfer of certain hardware and software associated with certain completed divestitures. Through the second quarter of 1999, the Company expended approximately $28.4 million relating to, among other things, the cost to repair or replace software and related hardware problems, the cost of assessment, analysis and planning, and internal and external communications. The Company currently estimates that the percentages of its total expenditures for Year 2000 issues will be approximately as follows: 36% for internal costs, 30% for outside consultants and contractors and 34% for software-related and hardware-related costs. The Company has established a line-item in its overall operating budget specifically for Year 2000 costs. The operating subsidiaries for each line of business of the Company, however, are paying for the costs of assessment, planning, remediation, testing and certification of Year 2000 issues for their respective operations.

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

    Certain insurance coverages for defense costs associated with Year 2000 litigation have already been secured under the Company's Directors and Officers Liability Insurance policy. At this time, it is unclear as to the extent of existing insurance coverage, if any, the Company may have to cover potential Year 2000 costs and liabilities under its other insurance policies. The Company is engaged in ongoing efforts to analyze the availability of such coverage under other existing and future insurance policies and products.

    CONTINGENCY PLANNING--An important part of the Company's Year 2000 project involves identifying worst case scenarios and seeking to develop contingency plans. The Company has completed the assessment of its mission critical business functions and has prioritized them in order to address the most critical issues first in remediation efforts and to develop alternatives to these critical processes as part of contingency planning. A mission critical business activity or system is one that cannot be without an automated or functional system for a period of 21 days without causing significant business impact to the particular line of business. Among other things, the Company's divisions have assessed potential negative impacts on a valid member's ability to receive services, the ability to generate revenue, the need for additional expenditures, compliance with legal, regulatory or accreditation requirements, meeting contractual obligations and reimbursing providers, vendors and agents. The Company has documented and tested its contingency plans. Such contingency plans include, among other things, the use of manual as well as on-line files of its members to avoid disruption in the verification of membership and eligibility for the provision of health care services to its members. There can be no assurance that the contingency plans of the Company, if implemented, will adequately address Year 2000 problems that may arise or prevent such problems from having a material adverse effect on the Company's operations.

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

    The Company has been formally communicating with others with whom it does significant business to determine their Year 2000 issues. The Company has substantially completed its assessment of third party risks and is in the process of confirming that third parties with whom the Company does significant business have taken substantial steps to address potential Year 2000 problems and that such parties will undertake additional remediation efforts to significantly reduce the possibility of material disruptions to the Company. There can be no assurances, however, that the systems of other companies on which the Company's systems rely will be Year 2000 ready, that any Year 2000 problems of such companies will be timely remedied, or that the failure by another company to be Year 2000 ready would not have a material adverse effect on the Company.

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

    For the six months ended June 30, 1999, cash used by operating activities was $147.0 million compared to $356.5 million in the comparable period of 1998. This change was due primarily to increases in reserves for claims and other settlements and collection of premiums receivable, which were offset by decreases in unearned premiums, accounts payable and other liabilities. The timing differences in Medicare and Medicaid payments also affected cash flow from operations. Excluding these timing differences would have resulted in a positive cash flow from operations of $32.6 million for the six months ended June 30, 1999. Net cash provided by investing activities was $22.3 million during the six months ended June 30, 1999 as compared to cash used in investing activities of $79.6 million during the comparable period in 1998. This increase was primarily due to the proceeds from the sale of certain pharmacy benefits processing services of the Company and the Company's preferred provider organization network subsidiary operations. Net cash used in financing activities was $163.5 million during the six months ended June 30, 1999 as compared to cash provided by financing activities of $127.4 million during the comparable period in 1998. The change was primarily due to the repayment of funds drawn under the Company's Credit Facility (as defined below).

    The Company has a $1.5 billion credit facility (the "Credit Facility"), with Bank of America as Administrative Agent for the Lenders thereto, which was amended by a Letter Agreement dated as of March 27, 1998 and Amendments in April, July, and November 1998 and in March 1999 with the Lenders (the "Amendments"). All previous revolving credit facilities were terminated and rolled into the Credit Facility on July 8, 1997. At the election of the Company, and subject to customary covenants, loans are initiated on a bid or committed basis and carry interest at offshore or domestic rates, at the applicable LIBOR rate plus margin or the bank reference rate. Actual rates on borrowings under the Credit Facility vary, based on competitive bids and the Company's unsecured credit rating at the time of the borrowing. As of June 30, 1999, the Company was in compliance with the financial covenants of the Credit Facility, as amended by the Amendments. As of June 30, 1999, the maximum commitment level under the Credit Agreement was approximately $1.4 billion, of which approximately $340 million remained available. The Credit Facility expires in July 2002, but it may be extended under certain circumstances for two additional years.

    The Company has initiated a formal plan to dispose of certain non-core health plans included in the Company's Health Plan Services segment. It is anticipated that the sales of these health plans will be completed during 1999. In this regard, the Company implemented a formal plan to close the regional processing center connected to the health plans in the Central Division. In August 1999, the Company sold certain of the processing center facilities and accompanying real estate. See "Item 5. Recent Development--Colorado Operations." The closure of the remaining processing center facilities is expected to be completed for all but the Colorado operations by the end of the third quarter of 1999. During the first quarter ended March 31, 1999, the Company recorded restructuring and other costs of $21.1 million associated with the processing center closure.

    The Company's subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. The long-term portion of principal and interest payments under the promissory notes issued to The California Wellness Foundation in connection with the Health Net conversion to for-profit status is subordinated to Health Net meeting tangible equity requirements under applicable California statutes and regulations. During the second quarter of 1999, the Company was not required to make any contributions to its subsidiaries to meet risk-based capital requirements of the regulated entities. The Company will, however, make contributions to its subsidiaries, as necessary, to meet risk-based capital requirements under state laws and regulations during the second half of 1999. The Company contributed $3.0 million to one of its subsidiaries to meet other capital requirements during the second quarter ended June 30, 1999. As of June 30, 1999, the Company's subsidiaries were in compliance with minimum capital requirements.

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

    The Company uses a value-at-risk model to assess the market risk of its investments. The estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models which seek to predict risk of loss based on historical price and volatility patterns. The Company's measured value at risk for its investments from continuing operations, using a 95% confidence level, was approximately $4.5 million at June 30, 1999.

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

    In addition, the Company has some interest rate market risk due to its borrowings. Notes payable, capital leases and other financing arrangements totaled $1,091.7 million at June 30, 1999 and the related average interest rate was 6.6% (which interest rate is subject to change pursuant to the terms of the Credit Facility). For a description of the Credit Facility see "Liquidity and Capital Resources." The table below presents the expected cash flows of market risk sensitive instruments at June 30, 1999. These cash flows include both expected principal and interest payments consistent with the terms of the outstanding debt as of June 30, 1999 (amounts in thousands).

                                                   1999       2000       2001        2002       2003      BEYOND      TOTAL
                                                 ---------  ---------  ---------  ----------  ---------  ---------  ----------
Long-term Borrowings Floating Rate.............    291,826     69,378     69,378   1,048,658      2,540     17,343   1,499,123
                                                 ---------  ---------  ---------  ----------  ---------  ---------  ----------

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MEDAPHIS CORPORATION

    On November 7, 1996 the Company (then named Health Systems International, Inc. ("HSI")) filed a lawsuit against Medaphis Corporation ("Medaphis") and its former Chairman and Chief Executive Officer Randolph G. Brown, entitled HEALTH SYSTEMS INTERNATIONAL, INC. V. MEDAPHIS CORPORATION, RANDOLPH G. BROWN AND DOES 1-50, case number BC 160414, Superior Court of California, County of Los Angeles (the "Medaphis Action"). The lawsuit arises out of the acquisition of Health Data Sciences Corporation ("HDS") by Medaphis. In July 1996, HSI, the owner of 1,234,544 shares of Series F Preferred Stock of HDS, representing over sixteen percent of the total outstanding equity of HDS, voted its shares in favor of the acquisition of HDS by Medaphis. HSI received as the result of the acquisition 976,771 shares of Medaphis common stock in exchange for its Series F Preferred Stock. The Company alleges that Medaphis, Brown and other insiders deceived the Company by presenting materially false financial statements and by failing to disclose that Medaphis would shortly reveal a "write off" of up to $40 million in reorganization costs and would lower its earnings estimate for the following year, thereby more than halving the value of the Medaphis shares received by the Company.

    The Company and Medaphis have reached a tentative agreement in principle to settle their legal disputes related to the Medaphis Action. The broad parameters of the settlement provide for the Company to receive net proceeds of approximately $25.0 million consisting of: (i) $4.5 in cash to be funded by Medaphis' insurers, (ii) proceeds from the sale of the 976,771 shares of Medaphis common stock currently owned by the Company and (iii) proceeds from the sale of Medaphis common stock to be issued to the Company as part of the settlement. In exchange, the Company and Medaphis will terminate ongoing litigation and each will grant the other a general release. The settlement agreement is contingent upon numerous events, including funding of insurance proceeds, final documentation and execution of the settlement agreement, and issuance, registration and sale of the common stock. Accordingly, there can be no assurance that the Company and Medaphis will reach a final binding settlement agreement. The Company and Medaphis have agreed to stay pending litigation while they attempt to negotiate a binding settlement.

FPA MEDICAL MANAGEMENT, INC.

    Since May 1998, several complaints (the "FPA Complaints") have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible debentures and options to purchase common stock of FPA Medical Management, Inc. ("FPA") at various times between February 3, 1997 and May 15, 1998. The FPA Complaints name as defendants FPA, certain of FPA's auditors, the Company and certain of the Company's former officers. The FPA Complaints allege that the Company and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between the Company and FPA, about FPA's business and about the Company's 1997 sale of FPA common stock held by the Company. The Company has filed a motion to dismiss all claims asserted against it in the consolidated federal class actions but has not formally responded to the other complaints. Subsequent to the Company's filing of a motion to dismiss all claims asserted against it in the consolidated federal class action, all claims against the Company's former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. Thereafter, all proceedings in the consolidated federal class actions were stayed and the motion to dismiss was denied without prejudice to renewal after the expiration of the stay. Management believes these suits against the Company and its former officers are without merit and intends to defend the actions vigorously.

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

    Under the Credit Agreement, as amended pursuant to a Letter Agreement dated as of March 27, 1998, the First Amendment and Waiver to Credit Agreement dated as of April 6, 1998, the Second Amendment to Credit Agreement dated as of July 31, 1998, the Third Amendment to Credit Agreement dated as of November 6, 1998 and the Fourth Amendment of Credit Agreement dated as of March 26, 1999 (collectively, the "Amendments") with the Banks, the Company is: (i) obligated to maintain certain covenants keyed to the Company's financial condition and performance (including a Total Leverage Ratio and Fixed Charge Ratio); (ii) obligated to limit liens; (iii) subject to customary covenants, including (A) disposition of assets only in the ordinary course and generally at fair value and (B) restrictions on acquisitions, mergers, consolidations, loans, leases, joint ventures, contingent obligations and certain transactions with affiliates;
(iv) permitted to sell the Company's workers' compensation insurance business, provided that the net proceeds shall be applied towards repayment of the outstanding loans under the Credit Agreement (which sale the Company completed on December 10, 1998); and (v) permitted to incur additional indebtedness in an aggregate amount not to exceed $1,000,000,000 upon certain terms and conditions. The Credit Agreement also provides for mandatory prepayment of the outstanding loans under the Credit Agreement with a certain portion of the proceeds from the issuance of such indebtedness and from sales of assets, resulting in a permanent reduction of the aggregate amount of commitments under the Credit Agreement by the amount so prepaid. As of June 30, 1999, the maximum commitment level permitted under the Credit Agreement was approximately $1.4 billion, of which approximately $340 million remained available. The Amendments also provided for an increase in the interest and facility fees under the Credit Agreement.

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

    Except as set forth below and subject to adjustment as provided in the Rights Agreement, each Right entitles its registered holder, upon the occurrence of a Distribution Date, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $170.00 per one-thousandth share. However, in the event any person acquires or commences a tender offer for 15% or more of the outstanding Class A Common Stock, or the Board of Directors of the Company declares a holder of 10% or more of the outstanding Class A Common Stock to be an "Adverse Person," the Rights (subject to certain exceptions contained in the Rights Agreement) will instead become exercisable for Class A Common Stock having a market value at such time equal to $340.00. The Rights are redeemable under certain circumstances at $.01 per Right and will expire, unless earlier redeemed, on July 31, 2006.

    A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File No. 001-12718). In connection with its execution of the Merger Agreement for the merger transaction involving Foundation Health Corporation and Health Systems International, Inc., the Company's predecessors, the Company entered into Amendment No. 1 (the "Rights Amendment") to the Rights Agreement to exempt the Merger Agreement and related transactions from triggering the Rights. In addition, the Rights Amendment modifies certain terms of the Rights Agreement applicable to the determination of certain "Adverse Persons," which modifications became effective upon consummation of the transactions provided for under the Merger Agreement. This summary description of the Rights does not purport to be complete and is qualified in its entirely by reference to the Rights Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 6, 1999, the Company held its 1999 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders voted upon proposals to (i) elect four directors for a term of three years ("Proposal 1") and (ii) ratify the selection of Deloitte & Touche LLP as the Company's independent public accountants for the year ending December 31, 1999 ("Proposal 2"). The following provides voting information for all matters voted upon at the Annual Meeting, and includes a separate tabulation with respect to each nominee for director:

PROPOSAL 1

ELECTION OF DIRECTORS                               VOTES FOR       VOTES AGAINST     VOTES WITHHELD
------------------------------------------------  -------------  -------------------  --------------
J. Thomas Bouchard..............................    105,451,415               0            939,635

Thomas T. Farley................................    105,414,635               0            976,415

Patrick Foley...................................    105,411,109               0            979,941

Richard J. Stegemeier...........................    105,454,244               0            936,806

    Each of Messrs. Bouchard, Farley, Foley and Stegemeier was elected as a Class III director for a three-year term at the Annual Meeting. Other directors whose term of office as directors continued after the Annual Meeting were: Gov. George Deukmejian, Adm. Earl B. Fowler, Jay M. Gellert, Roger Greaves, Richard
W. Hanselman, and Raymond S. Troubh.

PROPOSAL 2

    With respect to the ratification of the selection of Deloitte & Touche LLP as the Company's independent public accountants for the year ending December 31, 1999, 106,320,573 votes were cast in favor, 44,080 votes were cast against and 26,397 votes were withheld for such proposal.

    In total, 117,200,785 shares of Class A Common Stock were eligible to vote at the Annual Meeting, 106,391,050 shares were voted at the Annual Meeting and 10,809,735 shares were unvoted at the Annual Meeting.

    No other matters were submitted to a vote of the Company's security holders during the quarter ended June 30, 1999.

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

    Effective December 31, 1997, the Company purchased nonconvertible debentures in the amount of $24 million from FOHP. The debentures mature on December 31, 2002. The debentures were issued to the Company in consideration for additional capital contributions made by the Company pursuant to the Amended and Restated Securities Purchase Agreement, dated February 10, 1997, and as amended March 13, 1997, among the Company, FOHP, and First Option Health Plan of New Jersey, Inc. ("FOHP-NJ"), a wholly-owned subsidiary of FOHP.

    Pursuant to an Agreement and Plan of Merger dated as of October 26, 1998, Physicians Health Services of New Jersey, Inc., a New Jersey HMO wholly-owned by the Company, merged with and into FOHP-NJ on January 1, 1999 and FOHP-NJ changed its name to Physicians Health Services of New Jersey, Inc. ("PHS-NJ"). On December 31, 1998, the Company converted $1,197,183 principal amount of its remaining convertible debentures of FOHP into common stock of FOHP. As a result, the Company owned approximately 99.6% of the outstanding equity of FOHP. The minority shareholders of FOHP were physicians, hospitals and other health care providers.

    Pursuant to an Agreement and Plan of Merger dated as of November 16, 1998, which was approved by the stockholders of FOHP at a special meeting held July 29, 1999, a wholly-owned subsidiary of the Company merged into FOHP on July 30, 1999 and FOHP became a wholly-owned subsidiary of the Company. In connection with the merger, the former minority shareholders of FOHP are entitled to either $0.25 per share (the value per FOHP share as of December 31, 1998 as determined by an outside appraiser) or payment rights which entitle the holders to receive not less than $15.00 per payment right on or about July 1, 2001, provided that, with respect to the payment rights (i) for provider shareholders, other than hospitals, such shareholder must remain a provider of PHS-NJ until July 1, 2001 and agree to remain a provider to PHS-NJ from July 1, 2001 until December 31, 2001, and a specified number of hospital shareholders must not leave the provider network prior to December 31, 2001 for such provider shareholder to be eligible to receive such payment, (ii) for hospital shareholders, such payment rights are subject to the same foregoing conditions and additional conditions relating to reimbursement rates, enrollment of hospital employees in PHS-NJ health plans, and payments of premiums to PHS-NJ for such hospital shareholder to be eligible to receive such payment and (iii) for provider shareholders, other than hospitals, such shareholder will be entitled to receive additional consideration of $2.25 per payment right and a pro rata portion of a bonus to be funded by monies forfeited by hospital shareholders, provided that PHS-NJ achieves certain annual returns on common equity and certain of the foregoing conditions are met.

    QUALMED PLANS FOR HEALTH OF PENNSYLVANIA, INC. Effective December 31, 1998, the Company purchased the minority interests in QualMed Plans for Health of Pennsylvania, Inc. ("QualMed-PA"), a then majority-owned subsidiary of the Company, for approximately $2 million. Previously, the Company owned approximately 83% of the common stock of QualMed-PA. In January 1999, the Company transferred certain of the assets of QualMed-PA, including the assets relating to its preferred provider organization ("MaxNet-Registered Trademark-") and managed workers' compensation ("CompTek-Registered Trademark-") business and operations, to Preferred Health Network, Inc., a wholly-owned subsidiary of the Company that was recently sold as described below.

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

    MedPartners, Inc., MPN and the State of California executed an Amended and Restated Operations and Settlement Agreement dated as of June 16, 1999 (the "O&S Agreement"), containing the basic principles for an orderly transition of the California operations of MedPartners, Inc., and the resolution of unpaid provider claims. A Bankruptcy Court Order approving the O&S Agreement was obtained by MPN on July 19, 1999. Although court approval of the O&S Agreement has been obtained, a number of conditions subsequent and third party consents required by such agreement are yet to occur or be obtained before the transactions reflected therein will become effective. MedPartners, Inc. is also pursuing the sale of all of its physician management operations in California. As of August 1, 1999, sales have been consummated on operations covering approximately 32% of the total number of members of the Company associated with MedPartners, Inc.'s physician groups. Sales for the remainder of the physician groups are pending.

    At this time, no assurances can be given that a final settlement agreement on the terms reflected in the O&S Agreement will become effective or be implemented or that sales for the remainder of MedPartners, Inc.'s physician groups will be consummated. In the event of a final implementation of a settlement on the terms reflected in the O&S Agreement, the Company believes that the bankruptcy of MPN will not have a material adverse effect on the Company's California operations. If the settlement reflected in the O&S Agreement is not fully implemented, such failure could have a material adverse effect on the Company's California operations in the event the Company is ultimately held liable to pay unpaid provider claims and/or the Company is unable to quickly transition its remaining members covered by MPN to alternate providers. However, the Company has developed and is implementing various transitional strategies that it believes will reduce any such adverse impact in the event a settlement on the terms reflected in the O&S Agreement is not fully implemented on a timely basis or at all.

    INSURANCE SUBSIDIARIES. The Company is in the process of restructuring its insurance subsidiaries to merge Foundation Health National Life Insurance Company ("FHNL") and Foundation Health Systems Life and Health Insurance Company ("FHS Life") under a holding company subsidiary of the Company, FHS Life Holdings Company, Inc. The merger has received regulatory approval from each merging entity's state of incorporation.

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

    PHARMACY BENEFITS PROCESSING SERVICES. On March 31, 1999, the Company completed the sale to Advance Paradigm of the capital stock of Foundation Health Pharmaceutical Services, Inc., and certain pharmacy benefit processing services of Integrated Pharmaceutical Services, Inc. for approximately $65.0 million in cash. In addition, as part of the transaction, Advance Paradigm will provide to the Company at competitive rates claims processing, retail network management and payment of claims pharmacy benefits services under a services agreement. Advance Paradigm will also provide pharmacy mail service to the Company's Health Plan Divisions. For a period of five years, the Company may not compete with respect to such services in any market in which Advance Paradigm conducts business, subject to certain exceptions.

    GEM INSURANCE COMPANY. Since October of 1997, Gem Insurance Company ("Gem"), a subsidiary of the Company, has implemented a restructuring plan to reduce operating losses and its in-force insurance risk. In 1997, Gem initiated a withdrawal from the Nevada insurance markets, and began restructuring its insurance products in Utah and then in certain other markets. Gem also reduced commissions to market-level rates and terminated certain general agents. Gem continued to implement such restructuring plan in 1998. As a result, the number of Gem's insureds dropped from over 100,000 at the start of 1998 to approximately 1,100 at June 30, 1999. Gem has filed notices of intention to withdraw from Nebraska and the small group market in Colorado. Currently, Foundation Health Systems Life and Health Insurance Company, a subsidiary of the Company, services Gem's insureds through an administrative services agreement between the companies. The Company is reviewing the possibility of winding up the operations of Gem or merging such operations into another insurance subsidiary of the Company. Upon completion of its current withdrawals, Gem will be licensed in only five states.

    COLORADO OPERATIONS. In March 1999, the Company announced it had entered into a letter of intent to sell the capital stock of QualMed Plans for Health of Colorado, Inc., the Company's HMO subsidiary in the state of Colorado. As previously disclosed, consummation of the sale was subject to executing a definitive agreement mutually satisfactory to the parties and satisfaction of all conditions to be set forth therein, including obtaining regulatory approvals. No such definitive agreement has yet been executed, and the Company continues to consider various alternatives to wind-down its business in Colorado. In this connection, in August 1999, the Company sold certain of its regional processing facilities and accompanying real estate in Pueblo, Colorado, including certain equipment and other assets located at the facilities, to the Pueblo Economic Development Company and The TPA, Inc. The closure of the remaining processing facilities is expected to occur for all but the Colorado operations by the end of the third quarter of 1999.

    NEW MEXICO OPERATIONS. In March 1999, the Company entered into a definitive agreement to sell the capital stock of QualMed Plans for Health, Inc., the Company's HMO subsidiary in the state of New Mexico, to Health Care Horizons, Inc. Although the Company has entered into a definitive agreement for the foregoing sale, consummation of the sale is subject to various conditions and certain regulatory approvals. A public hearing on the transaction has been set for August 30 and 31, 1999, and the Company anticipates closing the sale by the end of the third quarter of 1999.

    PREFERRED HEALTH NETWORK, INC. In May 1999, the Company sold the capital stock of Preferred Health Network, Inc., its PPO network subsidiary ("PHN"), to Beyond Benefits, Inc. PHN and the Company, or certain affiliates thereof, entered into agreements at closing to provide each other with certain continued access to each other's networks.

    UTAH OPERATIONS. In July 1999, the Company entered into a definitive agreement to sell the outstanding capital stock of Intergroup of Utah, Inc., the Company's HMO subsidiary in the state of Utah, to Altius Health Plans Inc. Although the Company has entered into a definitive agreement for the foregoing sale, consummation of the sale is subject to various conditions and certain regulatory approvals. The Company anticipates closing the sale by the end of 1999.

    SOUTHERN CALIFORNIA HOSPITALS. In July 1999, the Company entered into a definitive agreement to sell East Los Angeles Doctors Hospital and Memorial Hospital of Gardena, two Southern California hospitals, to HealthPlus+ Corp. Although the Company has entered into a definitive agreement for the foregoing sale, consummation of the sale is subject to various conditions and certain regulatory approvals. The Company anticipates closing the sale by the end of 1999. Certain subsidiaries of the Company will maintain contractual arrangements with the hospitals following the sale.

    OTHER POTENTIAL DIVESTITURES. The Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and is reviewing from a strategic standpoint which of such businesses or operations should be divested.

DIRECTOR AND EXECUTIVE OFFICER CHANGES

    In February 1999, the Board of Directors of the Company elected Jay M. Gellert, the Company's President and Chief Executive Officer, to fill a vacancy on the Board of Directors. Effective March 1, 1999, Malik M. Hasan, M.D., resigned from the Company's Board of Directors. Accordingly, there currently exists a vacancy on the Board of Directors. The Board of Directors is currently in the process of recruiting an appropriate replacement director to fill the vacancy pursuant to and in accordance with the Company's

Fifth Amended and Restated By-Laws. In May 1999, the Board of Directors elected Richard W. Hanselman as Chairman of the Board of Directors.

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

 *3.3  Certain Amendments to the Fifth Amended and Restated Bylaws of the Registrant, a
       copy of which is filed herewith.

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

 10.2  Employment Letter Agreement between the Company and Karin D. Mayhew dated
       January 22, 1999 (filed as Exhibit 10.2 to the Company's Quarterly Report on
       Form 10-Q for the quarter ended March 31, 1999, which is incorporated by reference herein).

 10.3  Employment Letter Agreement between the Company and Ross D. Henderson dated
       April 29, 1999 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form
       10-Q for the quarter ended March 31, 1999, which is incorporated by reference herein).

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

 10.10 Employment Letter Agreement between Foundation Health Corporation and Gary S.
       Velasquez dated May 1, 1996 (filed as Exhibit 10.13 to the Company's Annual
       Report on Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

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

 10.14 Employment Letter Agreement between the Company and Karen Coughlin dated March
       12, 1998 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for
       the year ended December 31, 1998, which is incorporated by reference herein).

 10.15 Employment Letter Agreement between the Company and J. Robert Bruce dated
       September 22, 1998 (filed as Exhibit 10.18 to the Company's Annual Report on
       Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

 10.16 Waiver and Release of Claims between the Company and Robert Natt (filed as
       Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended
       December 31, 1998, which is incorporated by reference herein).

 10.17 Form of Severance Payment Agreement dated December 4, 1998 by and between the
       Company and various of its executive officers (filed as Exhibit 10.21 to the
       Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

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

*10.22 Waiver and Release of Claims between the Company and Dale T. Berkbigler, M.D.
       dated as of June 30, 1999, a copy of which is filed herewith.

 10.23 The Company's Second Amended and Restated 1991 Stock Option Plan (filed as
       Exhibit 10.30 to Registration Statement on Form S-4 (File No. 33-86524), which is incorporated by reference herein).

 10.24 The Company's Second Amended and Restated Non-Employee Director Stock Option
       Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No.
       33-86524), which is incorporated by reference herein).

 10.25 The Company's Employee Stock Purchase Plan (filed as Exhibit 10.33 to the
       Company's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and
       33-72892-01, respectively), which is incorporated by reference herein).

 10.26 The Company's Performance-Based Annual Bonus Plan (filed as Exhibit 10.35 to
       Registration Statement on Form S-4 (File No. 33-86524), which is incorporated by reference herein).

 10.27 Deferred Compensation Agreement dated as of March 3, 1995, by and among Malik M.
       Hasan, M.D., the Company and the Compensation and Stock Option Committee of the
       Board of Directors of the Company (filed as Exhibit 10.31 to the Company's
       Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

 10.28 Trust Agreement for Deferred Compensation Arrangement for Malik M. Hasan, M.D.,
       dated as of March 3, 1995, by and between the Company and Norwest Bank Colorado
       N.A. (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the
       year ended December 31, 1994, which is incorporated by reference herein).

 10.29 The Company's Deferred Compensation Plan Trust Agreement dated as of September
       1, 1998 between the Company and Union Bank of California (filed as Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

 10.30 The Company's 401(k) Associate Savings Plan (filed as Exhibit 4.5 to the
       Company's Registration Statement on Form S-8 filed on March 31, 1998, which is incorporated by reference herein).

 10.31 The Company's 1997 Stock Option Plan (filed as Exhibit 10.45 to the Company's
       Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

 10.32 The Company's 1998 Stock Option Plan (filed as Exhibit 4.5 to the Company's
       Registration Statement on Form S-8 filed on December 4, 1998, which is incorporated by reference herein).

 10.33 The Company's Employee Stock Purchase Plan (filed as Exhibit 10.47 to the
       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

 10.34 The Company's Performance-Based Annual Bonus Plan (filed as Exhibit 10.48 to the
       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

 10.35 The Company's Third Amended and Restated Non-Employee Director Stock Option Plan
       (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the
       quarter ended June 30, 1997, which is incorporated by reference herein).

 10.36 The Company's Supplemental Executive Retirement Plan effective as of January 1,
       1996 (filed as Exhibit 10.65 to the Company's Form 10-K for the year ended
       December 31, 1998, which is incorporated by reference herein).

 10.37 The Company's Deferred Compensation Plan effective as of May 1, 1998 (filed as
       Exhibit 10.66 to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

 10.38 The Company's 1995 Stock Appreciation Rights Plan (filed as Exhibit 10.12 to the
       Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
       1995, which is incorporated by reference herein).

 10.39 Managed Health Network, Inc. Incentive Stock Option Plan (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

 10.40 Managed Health Network, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.9 to the Company's Registration Statement on Form S-8 (File No.
       333-24621), which is incorporated by reference herein).

 10.41 1990 Stock Option Plan of Foundation Health Corporation (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

 10.42 FHC Directors Retirement Plan (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1994 filed with the Commission on September 24, 1994, which is incorporated by reference herein).

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

 10.44 FHC's Deferred Compensation Plan, as amended and restated (filed as Exhibit
       10.99 to FHC's Form 10-K for the year ended June 30, 1995, which is incorporated by reference herein).

 10.45 FHC's Supplemental Executive Retirement Plan, as amended and restated (filed as
       Exhibit 10.100 to FHC's Form 10-K for the year ended June 30, 1995, which is incorporated by reference herein).

 10.46 FHC's Executive Retiree Medical Plan, as amended and restated (filed as Exhibit
       10.101 to FHC's Form 10-K for the year ended June 30, 1995, which is incorporated by reference herein).

 10.47 Stock and Note Purchase Agreement by and between FHC, Jonathan H., Schoff, M.D.,
       FPA Medical Management, Inc., FPA Medical Management of California, Inc. and FPA
       Independent Practice Association dated as of June 28, 1996 (filed as Exhibit
       10.109 to FHC's Annual Report on Form 10-K for the year ended June 30, 1996, which is incorporated by reference herein).

 10.48 Credit Agreement dated July 8, 1997 among the Company, the banks identified therein and Bank of America National Trust and Savings Association in its
       capacity as Administrative Agent (providing for an unsecured $1.5 billion revolving credit facility) (filed as Exhibit 10.23 to the Company's Quarterly
       Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

 10.49 Guarantee Agreement dated July 8, 1997 between the Company and First Security
       Bank, National Association (filed as Exhibit 10.24 to the Company's Quarterly
       Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated by reference herein).

 10.50 First Amendment and Waiver to Credit Agreement dated April 6, 1998 among the
       Company, Bank of America National Trust and Savings Association and the Banks
       (as defined therein) (filed as Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, which is incorporated by reference herein).

 10.51 Second Amendment to Credit Agreement dated July 31, 1998 among the Company, Bank of America National Trust and Savings Association and the Banks (as defined therein) (filed as Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q
       for the quarter ended June 30, 1998, which is incorporated by reference herein).

 10.52 Third Amendment to Credit Agreement, dated November 6, 1998, among the Company,
       Bank of America National Trust and Savings Association and the Banks (as defined therein) (filed as Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q
       for the quarter ended September 30, 1998, which is incorporated by reference herein).

 10.53 Fourth Amendment to Credit Agreement, dated as of March 26, 1998, among the
       Company, Bank of America National Trust and Savings Association and the Banks,
       as defined therein (filed as Exhibit 10.64 to the Company's Annual Report on
       Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

 10.55 Form of Credit Facility Commitment Letter, dated March 27, 1998, between the
       Company and the Majority Banks (as defined therein) (filed as Exhibit 10.70 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

 10.56 Registration Rights Agreement dated as of March 2, 1995 between the Company and
       The California Wellness Foundation (filed as Exhibit No. 28.2 to the Company's
       Current Report on Form 8-K dated March 2, 1995, which is incorporated by reference herein).

 10.57 Office Lease, dated as of January 1, 1992, by and between Warner Properties III and Health Net (filed as Exhibit 10.23 to the Company's Registration Statements
       on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively), which is incorporated by reference herein).

 10.58 Lease Agreement between HAS-First Associates and FHC dated August 1, 1998 and form of amendment thereto (filed as an exhibit to FHC's Registration Statement on Form S-1 (File No. 33-34963), which is incorporated by reference herein).

 10.59 Asset Purchase Agreement dated December 31, 1998 by and between the Company and
       Access Health, Inc. (filed as Exhibit 10.62 to the Company's Annual Report on
       Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

 10.60 Purchase Agreement dated February 26,1999 by and among the Company, Foundation
       Health Pharmaceutical Services, Inc., Integrated Pharmaceutical Services, Inc.,
       and Advance Paradigm, Inc. (filed as Exhibit 10.63 to the Company's Annual
       Report on Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

 11.1  Statement relative to computation of per share earnings of the Company (included in the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q).

*27.1  Financial Data Schedule for the second quarter ended June 30, 1999, a copy of which has been filed with the EDGAR version of this filing.

------------------------

*   A copy of the Exhibit is filed herewith.

(b) Reports on Form 8-K

    No Current Reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FOUNDATION HEALTH SYSTEMS, INC.
                                (REGISTRANT)

                                By:              /s/ JAY M. GELLERT
                                     -----------------------------------------
                                                   Jay M. Gellert
Date: August 16, 1999                  PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                By:             /s/ STEVEN P. ERWIN
                                     -----------------------------------------
                                                  Steven P. Erwin
Date: August 16, 1999                       EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER