Form 10-Q
period 1999-09-30
FOUNDATION HEALTH SYSTEMS INC
filed 1999-11-15
CIK 916085

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

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 1-12718

                            ------------------------

                        FOUNDATION HEALTH SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     95-4288333
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

21650 OXNARD STREET, WOODLAND HILLS, CA                       91367
    (Address of principal executive                         (Zip Code)
               offices)

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

    The number of shares outstanding of the registrant's Class A Common Stock as of November 8, 1999 was 118,950,245 (excluding 3,194,374 shares held as treasury stock) and 3,305,242 shares of Class B Common Stock were outstanding as of such date.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FOUNDATION HEALTH SYSTEMS, INC.
                               INDEX TO FORM 10-Q

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

Item 1--Financial Statements
  Condensed Consolidated Balance Sheets as of September 30,
    1999 and December 31, 1998..............................      3
  Condensed Consolidated Statements of Operations for the
    Third Quarter Ended September 30, 1999 and 1998.........      4
  Condensed Consolidated Statements of Operations for the
    Nine Months Ended September 30, 1999 and 1998...........      5
  Condensed Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 1999 and 1998...........      6
  Notes to Condensed Consolidated Financial Statements......      7
Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     16
Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................     27

PART II--OTHER INFORMATION

Item 1--Legal Proceedings...................................     29
Item 2--Changes in Securities...............................     30
Item 3--Defaults Upon Senior Securities.....................     31
Item 4--Submission of Matters to a Vote of Security
  Holders...................................................     31
Item 5--Other Information...................................     31
Item 6--Exhibits and Reports on Form 8-K....................     35
Signatures..................................................     41

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        FOUNDATION HEALTH SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   1999            1998
                                                              --------------   -------------
                                                               (UNAUDITED)
                                           ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  675,918      $  763,865
  Investments--available for sale...........................       525,567         525,082
  Premiums receivable, net..................................       187,114         230,157
  Amounts receivable under government contracts.............       298,370         321,411
  Deferred taxes............................................       209,569         160,446
  Reinsurance and other receivables.........................       135,529         147,827
  Other assets..............................................       106,048          91,096
                                                                ----------      ----------
    Total current assets....................................     2,138,115       2,239,884
Property and equipment, net.................................       289,511         345,269
Goodwill and other intangible assets, net...................       922,513         977,910
Deferred taxes..............................................            --         118,759
Other assets................................................       158,032         181,447
                                                                ----------      ----------
    Total Assets............................................    $3,508,171      $3,863,269
                                                                ==========      ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Reserves for claims and other settlements.................    $1,067,765      $1,006,799
  Unearned premiums.........................................        91,874         288,683
  Notes payable and capital leases..........................         2,531           1,760
  Amounts payable under government contracts................        52,293          69,792
  Accounts payable and other liabilities....................       297,943         458,397
                                                                ----------      ----------
    Total current liabilities...............................     1,512,406       1,825,431
Notes payable and capital leases............................     1,084,349       1,254,278
Deferred taxes..............................................        27,302              --
Other liabilities...........................................        28,540          39,518
                                                                ----------      ----------
    Total Liabilities.......................................     2,652,597       3,119,227
                                                                ----------      ----------
Stockholders' Equity:
  Common Stock and additional paid-in capital...............       643,161         641,945
  Treasury Class A common stock, at cost....................       (95,831)        (95,831)
  Accumulated other comprehensive loss......................        (1,971)         (7,308)
  Retained earnings.........................................       310,215         205,236
                                                                ----------      ----------
    Total stockholders' equity..............................       855,574         744,042
                                                                ----------      ----------
    Total Liabilities and Stockholders' Equity..............    $3,508,171      $3,863,269
                                                                ==========      ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THIRD QUARTER ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                    (UNAUDITED)
REVENUES
  Health plan premiums......................................  $1,761,510   $1,769,291
  Government contracts/Specialty services...................     372,778      348,732
  Investment and other income...............................      27,010       20,441
  Net loss on sale of businesses............................         (23)          --
                                                              ----------   ----------
    Total revenues..........................................   2,161,275    2,138,464
                                                              ----------   ----------
EXPENSES
  Health plan services......................................   1,495,784    1,551,072
  Government contracts/Specialty services...................     244,326      232,346
  Selling, general and administrative.......................     314,008      354,706
  Depreciation..............................................      17,574       20,276
  Amortization..............................................      10,505       12,323
  Interest..................................................      20,737       23,626
  Restructuring, asset impairments and other costs..........          --       71,687
                                                              ----------   ----------
    Total expenses..........................................   2,102,934    2,266,036
                                                              ----------   ----------
Income (loss) before income taxes...........................      58,341     (127,572)
Income tax provision (benefit)..............................      23,252      (38,953)
                                                              ----------   ----------
Net income (loss)...........................................  $   35,089   $  (88,619)
                                                              ----------   ----------
Basic and diluted earnings (loss) per share.................  $     0.29   $    (0.73)
                                                              ==========   ==========
Weighted average shares outstanding:
Basic.......................................................     122,310      122,133
Diluted.....................................................     122,733      122,133

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                    (UNAUDITED)
REVENUES
  Health plan premiums......................................  $5,277,588   $5,331,922
  Government contracts/Specialty services...................   1,105,882    1,017,595
  Investment and other income...............................      67,643       70,035
  Net gain on sale of businesses............................      47,725           --
                                                              ----------   ----------
    Total revenues..........................................   6,498,838    6,419,552
                                                              ----------   ----------
EXPENSES
  Health plan services......................................   4,470,578    4,527,221
  Government contracts/Specialty services...................     725,220      657,388
  Selling, general and administrative.......................     950,597    1,033,412
  Depreciation..............................................      52,350       58,189
  Amortization..............................................      32,033       36,756
  Interest..................................................      63,332       67,680
  Restructuring, asset impairments and other costs..........      21,059      121,687
                                                              ----------   ----------
    Total expenses..........................................   6,315,169    6,502,333
                                                              ----------   ----------
Income (loss) before income taxes and cumulative effect of
  change in accounting principle............................     183,669      (82,781)
Income tax provision (benefit)..............................      73,273      (21,356)
                                                              ----------   ----------
Income (loss) before cumulative effect of change in
  accounting principle......................................     110,396      (61,425)
Cumulative effect of change in accounting principle, net of
  taxes.....................................................       5,417           --
Net income (loss)...........................................  $  104,979   $  (61,425)
                                                              ----------   ----------
Basic and diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in
  accounting principle......................................  $     0.91   $    (0.50)
Cumulative effect of change in accounting principle.........        0.05           --
                                                              ----------   ----------
Net income (loss)...........................................  $     0.86   $    (0.50)
                                                              ==========   ==========
Weighted average shares outstanding:
Basic.......................................................     122,274      121,903
Diluted.....................................................     122,431      121,903

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ 104,979   $ (61,425)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Amortization and depreciation.............................     84,383      94,945
  Net gain on sale of businesses and real estate............    (54,585)         --
  Cumulative effect of change in accounting principle.......      5,417          --
  Asset impairments.........................................         --      47,000
  Other changes.............................................      4,855       7,384
  Changes in assets and liabilities, net of effect of
    dispositions:
    Premiums receivable.....................................     21,778     (33,583)
    Unearned premiums.......................................   (195,150)   (109,871)
    Other assets............................................     84,051     (50,676)
    Amounts receivable/payable under government contracts...      5,542     (10,205)
    Reserves for claims and other settlements...............     72,229     (92,995)
    Accounts payable and other liabilities..................   (169,204)    (34,977)
                                                              ---------   ---------
Net cash used in operating activities.......................    (35,705)   (244,403)
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale or maturity of investments.............................    504,713     606,755
Purchase of investments.....................................   (519,092)   (570,899)
Net purchases of property and equipment.....................    (26,478)   (105,580)
Net proceeds from the sale of businesses and buildings......    126,568          --
Other.......................................................     29,989      10,360
                                                              ---------   ---------
Net cash provided by (used in) investing activities.........    115,700     (59,364)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock
  purchases.................................................      1,216      12,789
Proceeds from issuance of notes payable and other financing
  arrangements..............................................    141,275     125,560
Repayment of debt and other non-current liabilities.........   (310,433)     (4,046)
                                                              ---------   ---------
Net cash provided by (used in) financing activities.........   (167,942)    134,303
                                                              ---------   ---------
Net decrease in cash and cash equivalents...................    (87,947)   (169,464)
Cash and cash equivalents, beginning of period..............    763,865     559,360
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 675,918   $ 389,896
                                                              =========   =========

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

    Certain prior period amounts have been reclassified to conform with the current period presentation. In the second and third quarters ended June 30, 1999 and September 30, 1999, respectively, the Company reclassified and adjusted certain intercompany revenues and expenses which did not impact net income or earnings per share. In addition, in the first quarter ended March 31, 1999, the Company reclassified medical management expenses from health plan medical expense to selling, general and administrative expenses ("SG&A") and also recorded SG&A expenses of its Specialty services businesses in SG&A, rather than in Specialty services costs as had been the case in prior periods.

NOTE 2--RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER COSTS

    The following sets forth the principal components of restructuring, asset impairments and other costs for the three and nine months ended September 30 (amounts in millions):

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                1999       1998       1999       1998
                                                              --------   --------   --------   --------
Severance and benefit related costs.........................   $  --      $21.2      $18.5      $ 21.2
Asset impairments and other charges related to FPA Medical
  Management................................................      --       28.1         --        78.1
Real estate lease termination costs.........................      --                   0.8
Other costs.................................................      --       22.4        1.8        22.4
                                                               -----      -----      -----      ------
Total.......................................................   $  --      $71.7      $21.1      $121.7
                                                               =====      =====      =====      ======

1999 CHARGES

    The Company initiated a formal plan to dispose of certain Central Division health plans included in the Company's Health Plan Services segment in accordance with its anticipated divestitures program in the

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 2--RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER COSTS (CONTINUED)

fourth quarter of 1998. In this connection, the Company announced its plan to close the Colorado regional processing center, terminate employees and transfer its operations to the Company's other administrative facilities. In addition, the Company announced its plans to consolidate certain administrative functions in its Northwest health plan operations. During the quarter ended March 31, 1999, the Company recorded pretax charges for restructuring and other charges of $21.1 million (the "1999 Charges").

    The following table summarizes the 1999 Charges by type (amounts in millions):

                                                          1999 ACTIVITY
                                                       -------------------     BALANCE AT      EXCEPTED
                                              1999       CASH                SEPTEMBER 30,    FUTURE CASH
                                            CHARGES    PAYMENTS   NON-CASH        1999          OUTLAYS
                                            --------   --------   --------   --------------   -----------
Severance and benefit related costs.......   $18.5      $(5.8)      $--           $12.7          $12.7
Other costs...............................     1.8       (0.8)       --             1.0            1.0
Real estate lease termination costs.......     0.8       (0.8)       --              --             --
                                             -----      -----       ---           -----          -----
Total.....................................   $21.1      $(7.4)      $--           $13.7          $13.7
                                             =====      =====       ===           =====          =====

    SEVERANCE AND BENEFIT RELATED COSTS--The 1999 Charges included
$18.5 million for severance and benefit related costs related to executives and operations employees at the Colorado regional processing center and operations employees at the Northwest health plans. The operations functions include premium accounting, claims, medical management, customer service, sales and other related departments. The 1999 Charges included the termination of a total of 773 employees. As of September 30, 1999, 388 employees had been terminated and $5.8 million had been paid. Termination of the remaining 385 employees is expected to be completed during the first half of 2000. No adjustments to the original estimates have been recorded as of September 30, 1999.

    REAL ESTATE LEASE TERMINATION AND OTHER COSTS--The 1999 Charges included $0.8 million to terminate real estate lease obligations and $1.8 million in other costs to close the Colorado regional processing center.

1998 CHARGES

    During 1998, the Company recorded charges primarily related to the bankruptcy of FPA Medical Management, Inc. ("FPA"), the centralization and consolidation of the Company's corporate finance and human resources functions, and the impairment of certain long-lived assets held for disposal as a result of the Company's anticipated divestiture program approved in the fourth quarter of 1998.

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 2--RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER COSTS (CONTINUED)

    The following two tables summarize the 1998 charges by quarter and by type (amounts in millions):

                                         ACTIVITY THROUGH
                                         DECEMBER 31, 1998                         1999 ACTIVITY
                                       ---------------------    BALANCE AT     ---------------------     BALANCE AT       EXPECTED
                              1998       CASH                  DECEMBER 31,      CASH                  SEPTEMBER 30,    FUTURE CASH
                            CHARGES    PAYMENTS    NON-CASH        1998        PAYMENTS    NON-CASH         1999          OUTLAYS
                            --------   ---------   ---------   -------------   ---------   ---------   --------------   ------------
Severance and benefit
  related costs...........   $ 21.2     $(13.2)     $  (1.9)       $ 6.1        $ (4.9)     $   --         $ 1.2            $1.2
Asset impairment and other
  charges related to
  FPA.....................     84.1      (11.0)       (63.5)         9.6          (5.6)       (0.4)          3.6             0.6
Asset impairment and other
  costs...................    112.4         --       (102.3)        10.1          (0.8)       (3.1)          6.2              --
Other costs...............     22.4       (2.1)        (9.6)        10.7          (1.4)       (9.0)          0.3             0.3
                             ------     ------      -------        -----        ------      ------         -----            ----
Total.....................   $240.1     $(26.3)     $(177.3)       $36.5        $(12.7)     $(12.5)        $11.3            $2.1
                             ======     ======      =======        =====        ======      ======         =====            ====
Second Quarter 1998
  Charge..................   $ 50.0     $ (4.5)     $ (41.1)       $ 4.4        $ (4.4)     $   --         $  --            $ --
Third Quarter 1998
  Charge..................     71.7      (17.1)       (33.9)        20.7          (6.5)       (9.1)          5.1             2.1
Fourth Quarter 1998
  Charge..................    118.4       (4.7)      (102.3)        11.4          (1.8)       (3.4)          6.2              --
                             ------     ------      -------        -----        ------      ------         -----            ----
Total.....................   $240.1     $(26.3)     $(177.3)       $36.5        $(12.7)     $(12.5)        $11.3            $2.1
                             ======     ======      =======        =====        ======      ======         =====            ====

    SEVERANCE AND BENEFIT RELATED COSTS--During the third quarter ended September 30, 1998, the Company recorded severance costs of $21.2 million related to staff reductions in selected health plans and corporate centralization and consolidation. This plan includes the termination of 683 employees in 7 geographic locations primarily relating to corporate finance and human resources functions and California operations. As of September 30, 1999, 570 employees had been terminated and termination of the remaining
113 employees is expected to occur during the fourth quarter of 1999. No adjustments to the original estimates have been recorded as of September 30, 1999.

    FPA MEDICAL MANAGEMENT--On July 19, 1998, FPA Medical Management, Inc. ("FPA") filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. FPA, through its affiliated medical groups, provided services to approximately 190,000 of the Company's affiliated members in Arizona and California and also leased health care facilities from the Company. FPA has discontinued its medical group operations in these markets and the Company has made other arrangements for health care services to the Company's affiliated members. The FPA bankruptcy and related events and circumstances caused management to re-evaluate the decision to continue to operate the facilities and management determined to sell the 14 properties, subject to bankruptcy court approval. Management immediately commenced the sale process upon such determination. The estimated fair value of the assets held for disposal was determined based on the estimated sales prices less the related costs to sell the assets. Management believed that the net proceeds from a sale of the facilities would be inadequate to enable the Company to recover their carrying value. Based on management's best estimate of the net realizable values, the Company recorded charges of $50.0 million during the second quarter of 1998, $28.1 million during the third quarter of 1998 and $6.0 million during the fourth quarter of 1998. These charges were comprised of $63.0 million for real estate asset impairments, $10.0 million impairment adjustment of a note received as consideration in connection with the 1996 sale of the Company's physician practice management business and $11.1 million for other items. These other items included payments made to

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 2--RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER COSTS (CONTINUED)

Arizona physician specialists totaling $3.4 million for certain obligations that FPA had assumed but was unable to pay due to its bankruptcy, advances to FPA to fund certain operating expenses totaling $3.0 million, and other various costs totaling $4.7 million. The carrying value of the assets held for disposal totaled $12.4 million at September 30, 1999. There has been no further adjustment to the carrying value of the assets held for disposal during 1999. As of September 30, 1999, 10 properties have been sold which has resulted in net gains of $4.4 million during 1999 and $3.6 million in 1998 which are included in investment and other income. The remaining properties are expected to be sold during the fourth quarter of 1999. The suspension of real estate depreciation has an annual impact of approximately $2.0 million.

    ASSET IMPAIRMENT AND OTHER CHARGES--During the fourth quarter ended
December 31, 1998, the Company recorded impairment and other charges totaling $112.4 million. During the fourth quarter of 1998, the Company initiated a formal plan to dispose of certain Central Division health plans included in the Company's Health Plan Services segment in accordance with its previously disclosed anticipated divestitures program. The sale of most of these health plans has occurred during the nine months ended September 30, 1999 with the remaining health plans and real estate expected to be sold by the end of 1999. The Company evaluated the carrying value of the assets for these health plans and the related service center and holding company, and determined that the carrying value of these assets exceeded the estimated fair value of these assets. Estimated fair value was determined by the Company based on the then current stages of sales negotiations, including letters of intent, definitive agreements, and sales discussions, net of expected transaction costs. In the case of the service center and holding company operations, buildings, furniture, fixtures, equipment and software development projects were determined by management to have no continuing value to the Company, due to abandoning plans for development of this location and its systems and programs as a centralized operations center. Accordingly, in the fourth quarter of 1998, the Company adjusted the carrying value of these long-lived assets to their estimated fair value, resulting in a non-cash asset impairment charge of approximately
$112.4 million. This asset impairment charge of $112.4 million consisted of $40.3 million for write-downs of abandoned furniture, equipment and software development projects, $20.9 million for write-down of buildings and improvements, $30.0 million for write-down of goodwill and $21.2 million for other impairments and other charges. The fair value was based on expected net realizable value. Revenues and pre-tax income attributable to these plans identified for disposition were $202.5 million and $76,000, respectively, for the nine months ended September 30, 1999. The carrying value of these assets as of September 30, 1999 was $45.8 million. No subsequent adjustments were made to the carrying value of these assets in 1999. The annual impact of suspending depreciation of these assets is approximately $13 million.

    OTHER COSTS--During the third quarter ended September 30, 1998, the Company recorded other costs totaling $22.4 million which included the adjustment of amounts due from a third party hospital system that filed for bankruptcy which were not related to the normal business of the Company totaling $18.6 million, and $3.8 million related to other items such as fees for consulting services to be provided by one of the Company's prior executives and costs related to exiting certain rural Medicare markets.

    In addition to the above, other charges totaling $103.3 million were recorded in the third quarter ended September 30, 1998. These charges mostly related to contractual adjustments, equitable adjustments relating to government contracts, payment disputes with contracted provider groups and premium deficiency reserves and were primarily included in health care costs within the consolidated statement of operations.

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 2--RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER COSTS (CONTINUED)

1997 CHARGES

    The Company adopted a restructuring plan during the quarter ended June 30, 1997 related to the merger of Foundation Health Corporation and Health Systems International, Inc. (the "FHS Combination"), which created the Company, and a restructuring plan during the quarter ended December 31, 1997 related to the integration of the Company's Eastern Division health plans (collectively the "1997 Plans"). The principal elements of the 1997 Plans included a workforce reduction of approximately 1,235 employees in 13 geographic locations, the consolidation of employee benefit plans, the consolidation of facilities in geographic locations where office space is duplicated, the consolidation of overlapping provider networks as required in obtaining regulatory approval for the FHS Combination, and the consolidation of information systems at all locations to standardized systems. The 1997 Plans resulted in restructuring costs totaling $149.5 million, net of modifications to the initial estimates of $42.0 million which were also recorded during 1997. As of September 30, 1999, the 1997 Plans are substantially complete with the remaining terminations of employees and settlement of remaining obligations expected to be completed prior to the end of 1999.

    During 1997, the Company also recorded merger costs of $69.6 million related to the FHS Combination, costs of $57.5 million related to premium deficiency reserves at Gem Insurance Company, a Company subsidiary, and other costs of $12.6 million related to the loss on sale of the Company's United Kingdom operations.

    The following two tables summarize the 1997 charges by quarter and by type (amounts in millions):

                                                                            ACTIVITY THROUGH
                                                                            DECEMBER 31, 1998
                                                   1997          NET        -----------------      BALANCE AT
                                      1997     MODIFICATIONS     1997       CASH                  DECEMBER 31,
                                    CHARGES     TO ESTIMATE    CHARGES    PAYMENTS    NON-CASH        1998
                                    --------   -------------   --------   ---------   ---------   -------------
Severance and benefit related
  costs...........................   $ 71.1       $ (9.7)       $ 61.4     $ (51.9)    $ (6.6)        $ 2.9
Provider network consolidation
  costs...........................     44.3         (8.1)         36.2       (27.7)        --           8.5
Asset impairment costs............     46.0         (2.0)         44.0        (5.4)     (35.2)          3.4
Real estate lease termination
  costs...........................     30.1        (22.2)          7.9        (5.0)        --           2.9
                                     ------       ------        ------     -------     ------         -----
Total restructuring costs.........    191.5        (42.0)        149.5       (90.0)     (41.8)         17.7
Merger related costs..............     73.2         (3.6)         69.6       (64.8)      (4.8)           --
Gem costs.........................     57.5           --          57.5       (54.0)      (3.5)           --
Other costs.......................     12.6           --          12.6          --      (12.6)           --
                                     ------       ------        ------     -------     ------         -----
Total.............................   $334.8       $(45.6)       $289.2     $(208.8)    $(62.7)        $17.7
                                     ======       ======        ======     =======     ======         =====

Second Quarter 1997 Charge........   $328.8       $(45.6)       $283.2     $(205.0)    $(60.5)        $17.7
Fourth Quarter 1997 Charge........      6.0           --           6.0        (3.8)      (2.2)           --
                                     ------       ------        ------     -------     ------         -----
Total.............................   $334.8       $(45.6)       $289.2     $(208.8)    $(62.7)        $17.7
                                     ======       ======        ======     =======     ======         =====


                                        1999 ACTIVITY
                                        -------------         BALANCE AT      EXPECTED
                                      CASH                  SEPTEMBER 30,    FUTURE CASH
                                    PAYMENTS    NON-CASH         1999          OUTLAYS
                                    ---------   ---------   --------------   -----------
Severance and benefit related
  costs...........................    $(0.8)      $  --          $2.1           $2.1
Provider network consolidation
  costs...........................     (5.5)         --           3.0            3.0
Asset impairment costs............       --        (1.1)          2.3             --
Real estate lease termination
  costs...........................     (2.3)         --           0.6            0.6
                                      -----       -----          ----           ----
Total restructuring costs.........     (8.6)       (1.1)          8.0            5.7
Merger related costs..............       --          --            --             --
Gem costs.........................       --          --            --             --
Other costs.......................       --          --            --             --
                                      -----       -----          ----           ----
Total.............................    $(8.6)      $(1.1)         $8.0           $5.7
                                      =====       =====          ====           ====
Second Quarter 1997 Charge........    $(8.6)      $(1.1)         $8.0           $5.7
Fourth Quarter 1997 Charge........       --          --            --             --
                                      -----       -----          ----           ----
Total.............................    $(8.6)      $(1.1)         $8.0           $5.7
                                      =====       =====          ====           ====

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 3--COMPREHENSIVE INCOME

    The Company's comprehensive income for the third quarter and nine months ended September 30 is as follows (amounts in thousands):

                                                        THIRD QUARTER ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          1999       1998       1999       1998
                                                        --------   --------   --------   --------
Net income (loss).....................................  $35,089    $(88,619)  $104,979   $(61,425)
Other comprehensive income, net of tax--
  Net change in unrealized appreciation (depreciation)
    on investments....................................    8,439       6,039      5,337      7,215
                                                        -------    --------   --------   --------
Comprehensive income (loss)...........................  $43,528    $(82,580)  $110,316   $(54,210)
                                                        =======    ========   ========   ========

NOTE 4--EARNINGS PER SHARE

    Basic earnings per share excludes dilution and reflects income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (all of which are comprised of stock options) outstanding during the periods presented; no adjustment to income is required. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method. There were 423,000 and 157,000 common stock equivalents for the third quarter and nine months ended September 30, 1999, and no such common stock equivalents for the third quarter and nine months ended September 30, 1998.

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 5--SEGMENT INFORMATION

    Presented below are segment data for the three and nine months ended September 30, 1999 and 1998 (amounts in thousands):

                                                                 GOVERNMENT
                                                                 CONTRACTS/
                                                HEALTH PLAN      SPECIALTY
                                                 SERVICES         SERVICES         OTHER          TOTAL
                                                -----------      ----------      ---------      ----------
THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external sources............      $1,761,510       $  372,778      $  26,987      $2,161,275
Intersegment revenues.....................          94,013               --          6,690         100,703
Income (loss) before income taxes.........          55,454           31,505        (28,618)         58,341

THREE MONTHS ENDED SEPTEMBER 30, 1998
Revenues from external sources............      $1,769,291       $  348,732      $  20,441      $2,138,464
Intersegment revenues.....................          85,540               --          6,253          91,793
Income (loss) before income taxes.........         (58,386)          25,744        (94,930)       (127,572)

NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external sources............      $5,277,588       $1,105,882      $ 115,368      $6,498,838
Intersegment revenues.....................         267,943               --         20,538         288,481
Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle....................         114,485           88,337        (19,153)        183,669

Segment Assets............................       2,470,084        1,043,502         (5,415)(a)   3,508,171

NINE MONTHS ENDED SEPTEMBER 30, 1998
Revenues from external sources............      $5,331,922       $1,017,595      $  70,035      $6,419,552
Intersegment revenues.....................         249,341               --         23,831         273,172
Income (loss) before income taxes.........          13,627           89,438       (185,846)        (82,781)

Segment Assets............................       2,511,790          908,347        449,046 (a)   3,869,183

------------------------

(a) Includes $2,426,309 and $2,687,233 of assets related to corporate and other entities as of September 30, 1999 and 1998, respectively, and $2,431,724 and $2,238,187 of intersegment eliminations as of September 30, 1999 and 1998, respectively.

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

    The change in accounting principle resulted in the write-off of the costs capitalized as of January 1, 1999. The cumulative effect of the write-off was $5.4 million (net of tax benefit of $3.7 million) and has been expensed and reflected in the condensed consolidated statement of operations for the nine months ended September 30, 1999.

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 7--DISPOSITION OF ASSETS

    During the third quarter ended September 30, 1999, the Company completed the sale of its HMO operations in New Mexico, its two California hospitals and one of its bill review subsidiaries. For the sales of these businesses, the Company received net cash proceeds of $37.8 million, and notes receivable of $12.2 million. The sales of these businesses resulted in a net loss of $23,000, before taxes.

    On September 21, 1999, the Company executed a definitive agreement with PacifiCare of Colorado, Inc. to transition all of its membership in Colorado by March 31, 2000. The previously disclosed Letter of Intent with WellPoint Health Networks Inc. has expired.

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

    On March 31, 1999, the Company completed the sale of certain of its pharmacy benefits processing operations for net cash proceeds of $65.0 million and recognized a gain of $53.6 million, before taxes.

    On December 10, 1998, the Company completed the sale of the workers' compensation segment which was accounted for as discontinued operations for the three and nine months ended September 30, 1998. The loss on disposition of $99 million recorded at December 31, 1997 included the anticipated results of discontinued operations through the date of disposition; accordingly, net losses of $4.2 million and $7.9 million related to the operations of the workers' compensation segment are not reflected on the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 1998, respectively.

NOTE 8--LEGAL PROCEEDINGS

    Complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. ("FPA") at various times between February 3, 1997 and May 15, 1998. The complaints allege that the Company and certain former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 agreement between the Company and FPA, about FPA's business and about the Company's 1997 sale of FPA common stock held by the Company. Subsequent to the Company's filing of a motion to dismiss all claims asserted against it in the consolidated federal class actions, all claims against the Company's former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. Thereafter, all proceedings in the consolidated federal class actions were stayed and a motion to dismiss was denied without prejudice to renewal after the expiration of the stay. The stay has since expired and the Company intends to renew its motion to dismiss all claims asserted against it. Management believes these suits are without merit and intends to vigorously defend the actions.

    The Company and certain of it subsidiaries are also parties to various other legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. Based in part on advice from litigation counsel to the Company and upon information presently available, management of the

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 8--LEGAL PROCEEDINGS (CONTINUED)

Company is of the opinion that the final outcome of all such proceedings should not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 9--SUBSEQUENT EVENTS

    In October 1999, the Company entered into a definitive agreement to sell the capital stock of its HMO subsidiary in the State of Washington. The Company also entered into definitive agreements to transition its commercial membership in Washington to various third party HMO and insurance companies. The Company anticipates completing the sale and transition by the end of April 2000. In addition, the Company completed the sale of its HMO operations in Utah during October 1999.

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

    The Health Plan Services segment consists of HMOs organized into four operational divisions located in the following geographic regions: the California Division, the Northeast Division, the Central Division and the Arizona Division. During the nine months ended September 30, 1999, these health plans were located in Arizona, California, Colorado, Connecticut, Florida, Idaho, New Jersey, New York, Ohio, Oregon, Pennsylvania, Utah, Washington and West Virginia. The Company sold its HMO operations in the states of Louisiana, Oklahoma and Texas effective April 30, 1999 and in the state of New Mexico effective September 30, 1999. The Company's health plans provide a wide range of managed health care services throughout the United States with approximately
4.0 million at risk and administrative services only members. The Company's HMO subsidiaries contract to provide medical care services to a defined, enrolled population for a predetermined, prepaid monthly fee for group, individual Medicare and Medicaid plans throughout their respective service areas. All of the HMOs are state licensed and some are also federally qualified. The Company also operates PPO networks which provide access to health care services and owns five health and life insurance companies licensed to sell insurance throughout most of the United States. The financial results include the results of the two California hospitals through August 31, 1999, the date they were sold.

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

CONSOLIDATED OPERATING RESULTS

    The Company's net income for the third quarter ended September 30, 1999 was $35.1 million, or $0.29 per basic and diluted share, compared to a net loss for the comparable period in 1998 of $88.6 million, or $0.73 per basic and diluted share. The Company's net income for the nine months ended September 30, 1999 was $105.0 million, or $0.86 per basic and diluted share, compared to a net loss for the comparable period in 1998 of $61.4 million or $0.50 per basic and diluted share. Excluding the cumulative effect of the change in accounting principle for organization and start up costs recorded during the first quarter of 1999, net income was $110.4 million or $0.91 per basic and diluted share for the nine months ended September 30, 1999.

    The table below and the paragraphs that follow provide selected financial information related to the Company's performance for the three and nine months ended September 30, 1999 and 1998. Certain 1998 amounts have been reclassified to conform with the current period presentation. In the second and third quarters ended June 30, 1999 and September 30, 1999, respectively, the Company reclassified and adjusted certain intercompany revenues and expenses which did not impact net income or earnings per share. The reclassifications did result in higher reported revenues in its Government contracts/Specialty services unit and lower reported revenues and costs in its Health Plan Services unit compared with amounts previously disclosed. FHS believes this more accurately reflects the performance of its specialty companies as if they were independent entities. In addition, in the first quarter ended March 31, 1999, the Company reclassified medical management expenses from health plan medical expenses to selling, general and administrative expenses ("SG&A") and also recorded SG&A expenses of its Specialty services businesses in SG&A, rather than in Government contracts/Specialty services costs as had been the case in prior periods.

                                                     THIRD QUARTER ENDED                NINE MONTHS ENDED
                                               -------------------------------   -------------------------------
                                               SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                    1999             1998             1999             1998
                                               --------------   --------------   --------------   --------------
                                                      (AMOUNTS IN THOUSANDS, EXCEPT PER MEMBER PER MONTH
                                                                           AMOUNTS)
REVENUES:
  Health plan premiums.......................    $1,761,510       $1,769,291       $5,277,588       $5,331,922
  Government contracts/Specialty services....       372,778          348,732        1,105,882        1,017,595
  Investment and other income................        27,010           20,441           67,643           70,035
  Net gain (loss) on sale of businesses
    sold.....................................           (23)              --           47,725               --
                                                 ----------       ----------       ----------       ----------
    Total revenues...........................     2,161,275        2,138,464        6,498,838        6,419,552
                                                 ----------       ----------       ----------       ----------
EXPENSES:
  Health plan services.......................     1,495,784        1,551,072        4,470,578        4,527,221
  Government contracts/Specialty services....       244,326          232,346          725,220          657,388
  Selling, general and administrative........       314,008          354,706          950,597        1,033,412
  Depreciation...............................        17,574           20,276           52,350           58,189
  Amortization...............................        10,505           12,323           32,033           36,756
  Interest...................................        20,737           23,626           63,332           67,680
  Asset impairment and other charges.........            --           71,687           21,059          121,687
                                                 ----------       ----------       ----------       ----------
    Total expenses...........................     2,102,934        2,266,036        6,315,169        6,502,333
                                                 ----------       ----------       ----------       ----------
Income (loss) before income taxes and
  cumulative effect of change in accounting
  principle..................................        58,341         (127,572)         183,669          (82,781)
Income tax provision (benefit)...............        23,252          (38,953)          73,273          (21,356)
                                                 ----------       ----------       ----------       ----------
Income (loss) before cumulative effect of
  change in accounting principle.............        35,089          (88,619)         110,396          (61,425)
Cumulative effect of change in accounting
  principle..................................            --               --            5,417               --
                                                 ----------       ----------       ----------       ----------
Net income (loss)............................    $   35,089          (88,619)      $  104,979       $  (61,425)
                                                 ==========       ==========       ==========       ==========
Administrative (SG&A + Depreciation) Ratio...        15.54%           17.70%           15.71%           17.19%

Health plan MCR..............................        84.91%           87.67%           84.71%           84.91%
Government contracts/Specialty services
  MCR........................................        65.54%           66.63%           65.58%           64.60%
Overall MCR..................................        81.53%           84.20%           81.39%           81.65%

Health plan premiums per member per month....    $   139.65       $   128.61       $   138.10       $   127.35

Health plan services per member per month....        118.58           111.88           116.99           108.13

                             ENROLLMENT INFORMATION
                               SEPTEMBER 30, 1999
                             (AMOUNTS IN THOUSANDS)

                                                                         PERCENT
                                                     1999       1998      CHANGE
                                                   --------   --------   --------
Health Plan Services:
  Commercial.....................................   3,045      3,361      (9.4)%
  Medicare Risk..................................     267        323     (17.3)%
  Medicaid.......................................     676        555      21.8 %
                                                    -----      -----
                                                    3,988      4,239      (5.9)%
                                                    =====      =====
Government Contracts:
  CHAMPUS PPO and Indemnity......................     661        783     (15.6)%
  CHAMPUS HMO....................................     840        685      22.6 %
                                                    -----      -----
                                                    1,501      1,468       2.2 %
                                                    =====      =====

REVENUES AND HEALTH CARE COSTS

    The Company's revenues increased by $22.8 million or 1.1% for the third quarter ended September 30, 1999 and $79.3 million or 1.2% for the nine months ended September 30, 1999 as compared to the comparable periods in 1998. Health Plan revenues decreased $7.8 million and $54.3 million for the third quarter and nine months ended September 30, 1999, respectively, as compared to the comparable periods in 1998. This was due primarily to decreases in enrollment partially offset by increases in premium rates. In addition, for the third quarter and nine months ended September 30, 1999, the Company's Health plan revenues include $23.4 million and $93.3 million, respectively, from its subsidiaries that have been sold during the first nine months of 1999, as compared to $42.2 million and $133.7 million for the same subsidiaries during the third quarter and nine months ended September 30, 1998. See "Segment Information--Health Plan Services" for further discussion.

    Growth in Government contracts/Specialty services revenues totaled
$24.0 million and $88.3 million for the third quarter and nine months ended September 30, 1999, respectively, as compared to the comparable periods in 1998. This growth is primarily due to increases in government contracts membership and growth in the managed behavioral health network. See "Segment Information--Government Contracts/Specialty Services" for further discussion.

    Included in total revenues for the nine months ended September 30, 1999 is a $47.7 million net gain on the sale of certain businesses during the first nine months of 1999.

    The overall medical care ratio ("MCR") (medical costs as a percentage of Health Plan premiums and Government contracts/Specialty services revenues) for the third quarter and nine months ended September 30, 1999 was 81.53% and 81.39%, respectively, as compared to 84.20% and 81.65%, respectively, for the comparable periods in 1998. Excluding the other charges as discussed in Note 2 to the accompanying condensed consolidated financial statements, the MCR would have been 80.08% and 80.28% for the third quarter and nine months ended September 31, 1998, respectively. There were no such adjustments in 1999. The increase in the MCRs was primarily due to increased pharmacy costs in most of the Company's health plans, partially offset by increases in premium rates. See "Segment Information" for further discussion.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

    The Company's selling, general and administrative ("SG&A") expenses decreased by $40.7 million or 11.5% for the third quarter ended September 30, 1999 as compared to the comparable periods in 1998, and $82.8 million or 8.0% for the nine months ended September 30, 1999 as compared to the comparable periods in 1998. Excluding the restructuring and other charges, the SG&A expenses decreased by $25.5 million and $67.7 million for the third quarter and nine months ended September 30, 1999. The divestiture of non-core plans accounted for approximately $13.9 million and $25.6 million of the decrease for the third quarter and nine months ended September 30, 1999, respectively. The remaining decrease in SG&A expenses during 1999 is primarily attributable to the Company's ongoing efforts to control its SG&A expenses.

AMORTIZATION AND DEPRECIATION

    Amortization and depreciation expense decreased by $4.5 million and $10.6 million for the third quarter and nine months ended September 30, 1999, respectively, as compared to the comparable periods in 1998. The decrease is due to the $30.0 million write-down of goodwill and other long-lived assets to their estimated fair value during the year ended December 31, 1998 and the write-off of organization and pre-operating costs of $9.1 million during the first quarter ended March 31, 1999.

INTEREST EXPENSE

    Interest expense decreased by $2.9 million and $4.3 million for the third quarter and nine months ended September 30, 1999, respectively, as compared to the comparable periods in 1998. A decrease in interest expense from the reduction in the revolving credit facility balance was partially offset by a higher average borrowing rate of 6.7% in 1999 as compared to 6.1% in the comparable period in 1998.

INCOME TAX PROVISION AND BENEFIT

    The effective tax provision rate was 39.9% on income from operations for the third quarter and nine months ended September 30, 1999, respectively, compared to the effective tax benefit rate on continuing operations of 30.5% and 25.8%, respectively, for the comparable periods in 1998. The difference from the statutory tax rate is primarily due to California state taxes which only benefited 50% of the prior year losses and permanent differences related to tax-exempt investment income.

RESTRUCTURING AND OTHER COSTS

    The Company initiated a formal plan to dispose of certain Central Division health plans included in the Company's Health Plan Services segment in accordance with its anticipated divestitures program in the fourth quarter of 1998. In this connection, the Company announced its plan to close the Colorado regional processing center, terminate employees and transfer its operations to the Company's other administrative facilities. In addition, the Company announced it plans to consolidate certain administrative functions in its Northwest health plan operations. During the quarter ended March 31, 1999, the Company recorded pretax charges for restructuring and other charges of $21.1 million.

SEVERANCE AND BENEFIT RELATED COSTS--The 1999 Charges included $18.5 million for severance and benefit related costs related to executives and operations employees at the Colorado regional processing center and operations employees at the Northwest health plans. The operations functions include premium accounting, claims, medical management, customer service, sales and other related departments. The 1999 Charges included the termination of a total of 773 employees. As of September 30, 1999, 388 employees had been terminated and $5.8 million had been paid. Termination of the remaining 385 employees is expected to be completed during the first half of 2000. No adjustments to the original estimates recorded have been identified as of September 30, 1999.

REAL ESTATE LEASE TERMINATION AND OTHER COSTS--The 1999 Charges included $0.8 million to terminate real estate lease obligations and $1.8 million in other costs to close the Colorado regional processing center.

    During 1998, the Company recorded charges primarily related to the bankruptcy of FPA Medical Management, Inc. ("FPA"), the centralization and consolidation of the Company's corporate finance and human resources functions, and the impairment of certain long-lived assets held for disposal as a result of the Company's anticipated divestiture program approved in the fourth quarter of 1998.

    During the third quarter ended September 30, 1998, the Company recorded severance costs of $21.2 million related to staff reductions in selected health plans and corporate centralization and consolidation. This plan includes the termination of 683 employees in 7 geographic locations primarily relating to corporate finance and human resources functions and California operations. As of September 30, 1999, 570 employees had been terminated and termination of the remaining 113 employees is expected to occur during the fourth quarter of 1999.

    On July 19, 1998, FPA Medical Management, Inc. ("FPA") filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. FPA, through its affiliated medical groups, provided services to approximately 190,000 of the Company's affiliated members in Arizona and California and also leased health care facilities from the Company. FPA has discontinued its medical group operations in these markets and the Company has made other arrangements for health care services to the Company's affiliated members. The FPA bankruptcy and related events and circumstances caused management to re-evaluate the decision to continue to operate the facilities and management determined to sell the 14 properties, subject to bankruptcy court approval. Management immediately commenced the sale process upon such determination. The estimated fair value of the assets held for disposal was determined based on the estimated sales prices less the related costs to sell the assets. Management believed that the net proceeds from a sale of the facilities would be inadequate to enable the Company to recover their carrying value. Based on management's best estimate of the net realizable values, the Company recorded charges of $50.0 million during the second quarter of 1998, $28.1 million during the third quarter of 1998 and $6.0 million during the fourth quarter of 1998. These charges were comprised of $63.0 million for real estate asset impairments, $10.0 million impairment adjustment of a note received as consideration in connection with the 1996 sale of the Company's physician practice management business and $11.1 million for other items. These other items included payments made to Arizona physician specialists totaling $3.4 million for certain obligations that FPA had assumed but was unable to pay due to its bankruptcy, advances to FPA to fund certain operating expenses totaling $3.0 million, and other various costs totaling
$4.7 million. The carrying value of the assets held for disposal totaled
$12.4 million at September 30, 1999. As of September 30, 1999, ten properties have been sold which has resulted in net gains of $4.4 million during 1999 and $3.6 million in 1998. The remaining properties are expected to be sold during the fourth quarter of 1999. The suspension of real estate depreciation has an annual impact of approximately $2.0 million.

    During the fourth quarter ended December 31, 1998, excluding $6.0 million related to the FPA bankruptcy discussed above, the Company recorded impairment and other charges totaling $112.4 million. During the fourth quarter of 1998, the Company initiated a formal plan to dispose of certain Central Division health plans included in the Company's Health Plan Services segment in accordance with its previously disclosed anticipated divestitures program. The sale of most of these health plans has occurred during the nine months ended September 30, 1999 with the remaining health plans and real estate expected to be sold by the end of 1999. The Company evaluated the carrying value of the assets for these health plans and the related service center and holding company, and determined that the carrying value of these assets exceeded the estimated fair value of these assets. Accordingly, in the fourth quarter of 1998, the Company adjusted the carrying value of these long-lived assets to their estimated fair value, resulting in a non-cash asset impairment charge of approximately $112.4 million. This asset impairment charge of $112.4 million consisted of $40.3 million for write-downs of abandoned furniture, equipment and software development projects, $20.9 million for write-down of buildings and improvements, $30.0 million for write-down of goodwill and $21.2 million for other impairments and other charges. The fair value was based on expected net realizable value. Revenues and pre-tax income attributable to these plans identified for disposition were $202.5 million and $76,000, respectively, for the nine months ended September 30, 1999. The carrying value of these assets as of September 30, 1999 was $45.8 million. No subsequent adjustments were made to these assets in 1999. The annual impact of suspending depreciation is approximately $13 million.

    During the third quarter ended September 30, 1998, the Company recorded other costs totaling $22.4 million which included the adjustment of amounts due from a third party hospital system that filed for bankruptcy which were not related to the normal business of the Company totaling $18.6 million, and $3.8 million related to other items such as fees for consulting services to be provided by one of the Company's prior executives and costs related to exiting certain rural Medicare markets.

    In addition to the above, other charges totaling $103.3 million were recorded in the third quarter ended September 30, 1998. These charges mostly related to contractual adjustments, equitable adjustments relating to government contracts, payment disputes with contracted provider groups and premium deficiency reserves and were primarily included in health care costs within the consolidated statement of operations.

SEGMENT INFORMATION

HEALTH PLAN SERVICES

    Health Plan revenues decreased by $7.8 million or 0.4% for the third quarter ended September 30, 1999 as compared to the comparable period in 1998, and by $54.3 or 1.0% for the nine months ended September 30, 1999 as compared to the comparable period in 1998. These decreases were primarily due to a 6% decrease in period-end enrollment in the Company's health plans as of September 30, 1999. Of the total 251,000 membership decline, 71,000 members were enrolled in plans that have been sold. For the third quarter and nine months ended September 30, 1999, the Company's Health plan revenues include $23.4 million and $93.3 million, respectively, from its subsidiaries that have been sold during the first nine months of 1999, as compared to $42.2 million and $133.7 million for the same subsidiaries during the third quarter and nine months ended September 30, 1998. These decreases were partially offset by an average increase in premium rates as a result of instituting more rigorous pricing discipline which yielded a revenue per member per month ("PMPM") increase of 8.6% and 8.4%, respectively, for the third quarter and nine months ended September 30, 1999.

    Health Plan costs decreased by $55.3 million, or 3.6% for the third quarter ended September 30, 1999 as compared to the comparable period in 1998, and by $56.6 million or 1.0% for the nine months ended September 30, 1999 as compared to the comparable period in 1998. The health plans MCR decreased to 84.91% for the third quarter ended September 30, 1999 from 87.67% for the comparable period in 1998 and decreased to 84.71% for the nine months ended September 30, 1999 from 84.91% for the comparable period in 1998. Excluding the restructuring and other charges as discussed in Note 2 to the condensed consolidated financial statements, the MCR would have been 83.55% and 83.54% for the third quarter and nine months ended September 30, 1998, respectively. There were no such adjustments in 1999. The increases in MCRs were primarily due to a 12% increase in pharmacy costs in most of the Company's health plans, partially offset by an 8% increase in premium rates.

GOVERNMENT CONTRACTS/SPECIALTY SERVICES

    Government contracts/Specialty services revenue increased by $24.0 million or 6.9% during the third quarter ended September 30, 1999 as compared to the same period in 1998, and by $88.3 million or 8.7% for the nine months ended September 30, 1999 as compared to the same period in 1998. Favorable revenue adjustments under government contracts, coupled with a 16% growth in the managed behavioral health network, were partially offset by loss of revenues previously generated by certain pharmacy benefit processing operations of $23 million which were sold during the first quarter ended March 31, 1999.

    Government contracts/Specialty services MCR decreased to 65.54% in the third quarter ended September 30, 1999 from 66.63% for the comparable 1998 period. Government contracts/Specialty services MCR increased to 65.58% in the nine months ended September 30, 1999 from 64.60% for the comparable 1998 period. Excluding the restructuring and other charges, the MCR would have been 62.44% and 63.17% for the third quarter and nine months ended September 30, 1998, respectively. There were no such adjustments in 1999. These increases were primarily due to retroactive adjustments recorded in 1998 which decreased mental health care costs related to government contracts. There were no such adjustments in 1999.

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

    The Company is addressing its Year 2000 issues in several ways. Selected systems are being retired with the business functions being converted to Year 2000 compliant systems. A number of the Company's systems include packaged software from large vendors that the Company is closely monitoring to ensure that these systems are Year 2000 compliant. Certain vendors have made, and the Company expects that vendors will continue to make, timely updates available to ensure that all remaining purchased software is Year 2000 compliant. The Company has determined that there are no significant applications for which the Company does not have adequate ability to work around in the event of failure. The remaining systems' compliance with Year 2000 has been and continues to be addressed by internal technical staff. The Company has engaged IBM Global Services to assist in the program management of the project. In addition, the Company has assessed its third party relationships with respect to non-information technology assets and services, retained IBM's The Wilkerson Group, and has developed contingency plans to provide continuity of material relationships. Legal consultants have been retained to assist with insurance review and assessment of the Company's obligations and rights.

    The Company has divided its internal Year 2000 effort into five phases:
(1) Assessment and Strategy, (2) Detailed Analysis and Planning,
(3) Remediation, (4) Testing and Implementation, and (5) Certification. During the third quarter of 1999, the Company substantially completed all phases of its Year 2000 project. The Company has completed testing and implementation of all of its "mission critical" operational systems (as defined under "contingency planning" below) with certification scheduled to be complete by November 30, 1999. The Company is finalizing testing and implementation of a few remaining minor systems and expects to complete such process and certify such systems by November 30, 1999. The following table sets forth the estimated percentage completion of each of the Company's Year 2000 phases with respect to its mission critical systems, non-mission critical systems and Year 2000 project overall.

                                                      PHASE 1    PHASE 2    PHASE 3    PHASE 4    PHASE 5
                                                      --------   --------   --------   --------   --------
Overall October 1999................................    100%       100%       100%        99%       78%
Mission critical systems as of October 1999.........    100%       100%       100%       100%       87%
Non-mission critical systems as of October 1999.....    100%       100%       100%        94%       52%
Overall July 1999 (as reported in the Company's
  Quarterly Report on Form 10-Q, second quarter,
  1999).............................................    100%       100%       100%        88%       54%

    THIRD PARTIES--The Company has completed its assessment of third party relationships and has identified general purpose utility vendors, care delivery organizations (such as providers), customer service vendors and certain other entities as strategically important to the Company. During the third quarter, the Company obtained assurances from certain delegated authorities and other providers as to their Year 2000 readiness and the Company is endeavoring to obtain such assurances from all delegated authorities and strategically important providers. There can be no assurance that the systems of other companies on which the Company relies will be compliant on a timely basis, that any Year 2000 problems of such companies will be timely remedied or that the failure by a third party to be compliant would not have a material adverse effect on the Company.

    COSTS--The Company is evaluating on an on-going basis the related costs to resolve its potential Year 2000 problems. The Company estimates that the total cost for the project will be approximately $34-36 million, excluding the costs to accelerate the replacement of hardware or software otherwise required to be purchased by the Company. Through the third quarter of 1999, the Company expended approximately $30.8 million relating to, among other things, the cost to repair or replace software and related hardware problems, the cost of assessment, analysis and planning, and internal and external communications. The remaining estimated costs of the Company's Year 2000 project relate to certification efforts for certain remaining systems, on-going systems monitoring and contingency preparations. The Company currently estimates that the percentages of its total expenditures for Year 2000 issues will be approximately as follows: 38% for internal costs, 29% for outside consultants and contractors and 33% for software-related and hardware-related costs. The Company has established a line-item in its overall operating budget specifically for Year 2000 costs. The operating subsidiaries for each line of business of the Company, however, are paying for the costs of assessment, planning, remediation, testing and certification of Year 2000 issues for their respective operations.

    Notwithstanding the foregoing, the costs of the project and the state of the Company's Year 2000 readiness are based on estimates derived from utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no assurances that these estimates are accurate and the Company's actual costs and readiness could differ materially from these estimates.

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

    CONTINGENCY PLANNING--An important part of the Company's Year 2000 project involves identifying worst case scenarios and seeking to develop contingency plans. The Company has completed the assessment of its mission critical business functions and has prioritized them in order to address the most critical issues first in remediation efforts and to develop alternatives to these critical processes as part of contingency planning. A mission critical business activity or system is one that cannot be without an automated or functional system for a period of 21 days without causing significant business impact to the particular line of business. Among other things, the Company's divisions have assessed potential negative impacts on a valid member's ability to receive services, the ability to generate revenue, the need for additional expenditures, compliance with legal, regulatory or accreditation requirements, meeting contractual obligations and reimbursing providers, vendors and agents. The Company has documented and tested its contingency plans. Such contingency plans include, among other things, the use of manual as well as on-line files of its members to avoid disruption in the verification of membership and eligibility for the provision of health care services to its members. The Company has also undertaken certain scheduling adjustments to increase the availability of Company personnel to address potential Year 2000 problems. There can be no assurance, however, that the contingency plans of the Company, if implemented, will adequately address Year 2000 problems that may arise or prevent such problems from having a material adverse effect on the Company's operations.

    RISKS--The Company is highly dependent upon its own information technology systems and that of its providers and customers. Failure by the Company or a third party to correct a material Year 2000 problem could result in a failure of or an interruption in the Company's business activities and operations. Such interruptions and failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the readiness of third party providers and customers, the Company is not able to conclusively determine whether the Year 2000 problem will have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 project is expected to reduce significantly the Company's level of uncertainty and the possibility of significant or long-lasting interruptions of the Company's business operations; however, the Company believes that it is impossible to predict all of the areas in which material problems may arise, including, among other areas, third party relationships and the provision of utilities.

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

    For the nine months ended September 30, 1999, cash used by operating activities was $35.7 million compared to $244.4 million in the comparable period of 1998. This change was due primarily to increases in reserves for claims and other settlements, the collection of premiums receivable and the decrease in other assets, which were offset by decreases in unearned premiums, and in accounts payable and other liabilities. The timing differences in Medicare and Medicaid payments also affected cash flow from operations. Excluding these timing differences, cash flow from operations would have been a positive $70.3 million and a negative $122.4 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash provided by investing activities was $115.7 million during the nine months ended
September 30, 1999 as compared to cash used in investing activities of $59.4 million during the comparable period in 1998. This increase was primarily due to the proceeds from the sale of certain businesses and buildings of $126.6 million. Net cash used in financing activities was $167.9 million during the nine months ended September 30, 1999 as compared to cash provided by financing activities of $134.3 million during the comparable period in 1998. The change was primarily due to the repayment of funds drawn under the Company's Credit Facility (as defined below).

    The Company has a $1.5 billion credit facility (the "Credit Facility"), with Bank of America as Administrative Agent for the Lenders thereto, which was amended by a Letter Agreement dated as of March 27, 1998 and Amendments in April, July, and November 1998 and in March 1999 with the Lenders (the "Amendments"). All previous revolving credit facilities were terminated and rolled into the Credit Facility on July 8, 1997. At the election of the Company, and subject to customary covenants, loans are initiated on a bid or committed basis and carry interest at offshore or domestic rates, at the applicable LIBOR rate plus margin or the bank reference rate. Actual rates on borrowings under the Credit Facility vary, based on competitive bids and the Company's unsecured credit rating at the time of the borrowing. As of September 30, 1999, the Company was in compliance with the financial covenants of the Credit Facility, as amended by the Amendments. As of September 30, 1999, the maximum commitment level under the Credit Agreement was approximately $1.4 billion, of which approximately $320 million remained available. The Credit Facility expires in July 2002, but it may be extended under certain circumstances for two additional years.

    In October 1999, the Company sold the outstanding capital stock of Intergroup of Utah, Inc., the Company's HMO subsidiary in the state of Utah, to Altius Health Plans Inc. Certain affiliates of the Company continue to provide certain administrative and other services to such HMO operations for a transitionary period pursuant to agreements entered into in connection with the sale.

    In addition, On September 21, 1999, the Company announced that it had executed a definitive agreement with PacifiCare of Colorado, Inc. ("PacifiCare-CO") to transition all of its membership in Colorado to PacifiCare-CO by March 31, 2000. The Company also announced that its previously disclosed Letter of Intent with WellPoint Health Networks Inc. has expired. Pursuant to the definitive agreement, PacifiCare-CO will offer replacement coverage to substantially all of the Company's Colorado HMO membership and PacifiCare Life Assurance Company ("PLAC") will issue replacement indemnity coverage to substantially all of the Company's Colorado Point of Service ("POS") membership. PacifiCare-CO will offer to enroll such HMO members at the earliest date possible in comparable PacifiCare-CO benefit plans within PacifiCare-CO's service area at PacifiCare's rates. The transition arrangement was subject to various conditions and regulatory approval. Regulatory approval of the transaction was received on November 2, 1999.

    In October 1999, the Company announced that it had entered into a definitive agreement to sell the capital stock of QualMed Washington Health Plan, Inc., the Company's HMO subsidiary in the state of Washington ("QM-Washington"), to American Family Care Inc. ("AFC"). Upon completion of the transaction, AFC will assume control of the health-plan license and retain the Medicaid and Basic Health Plan membership of QM-Washington. At the same time, the Company announced that it had entered into definitive agreements with PacifiCare of Washington, Inc. ("PacifiCare-WA") and Premera Blue Cross to transition its commercial membership in Washington to such companies. As part of such agreements, PacifiCare-WA will offer replacement coverage to QM-Washington's HMO and POS groups in western Washington and Premera Blue Cross will offer replacement coverage to substantially all of

QM-Washington's HMO and POS group membership in eastern Washington. The sale agreement and transition arrangements are subject to various conditions and certain regulatory approvals. The Company anticipates completing the sale and transition by the end of April 2000.

    Effective as of September 20, 1999, the Company and Medaphis (which changed its name to Per-Se Technologies, Inc. ("Per-Se")) entered into a Settlement Agreement and Release pursuant to which the Company received net proceeds of approximately $25 million consisting of cash from Per-Se and Per-Se's insurers and proceeds from the sale of both the 976,771 shares of Medaphis (now Per-Se) common stock then owned by the Company and additional shares of Per-Se common stock issued to the Company as part of the settlement. In exchange, the Company and Per-Se terminated the ongoing litigation and granted each other a general release.

    The Company's subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. The long-term portion of principal and interest payments under the promissory notes issued to The California Wellness Foundation in connection with the Health Net conversion to for-profit status is subordinated to Health Net meeting tangible equity requirements under applicable California statutes and regulations. During the third quarter of 1999, the Company was not required to make any contributions to its subsidiaries to meet risk-based capital requirements of the regulated entities. The Company will, however, make contributions to its subsidiaries, as necessary, to meet risk-based capital requirements under, state laws and regulations during the last quarter of 1999. The Company contributed
$11.5 million to its subsidiaries to meet other capital requirements during the first nine months ended September 30, 1999. As of September 30, 1999,the Company's subsidiaries were in compliance with minimum capital requirements.

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

    The Company uses a value-at-risk ("VAR") model, which follows a variance/covariance methodology, to assess the market risk for its investment portfolio. VAR is a method of assessing investment risk that uses standard statistical techniques to measure the worst expected loss in the portfolio over an assumed portfolio disposition period under normal market conditions. The determination is made at a given statistical confidence level.

    The Company assumed a portfolio disposition period of 30 days with a confidence level of 95 percent for the 1998 computation of VAR. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $3.9 million as of September 30, 1999.

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

    In addition, the Company has some interest rate market risk due to its borrowings. Notes payable, capital leases and other financing arrangements totaled $1,089 million at September 30, 1999 and the related average interest rate was 6.7% (which interest rate is subject to change pursuant to the terms of the Credit Facility). See a description of the Credit Facility under "Liquidity and Capital Resources." The table below presents the expected cash flows of market risk sensitive instruments at September 30, 1999. These cash flows include both expected principal and interest payments consistent with the terms of the outstanding debt as of September 30, 1999 (amounts in thousands).

                           1999       2000       2001        2002        2003      BEYOND      TOTAL
                         --------   --------   --------   ----------   --------   --------   ----------
Long-term Borrowings
  Floating Rate........  $391,813   $73,968    $73,968    $1,104,034   $    --    $    --    $1,643,783
  Fixed Rate...........    15,373        --         --            --        --         --        15,373
                         --------   -------    -------    ----------   -------    -------    ----------
  Total................  $407,186   $73,968    $73,968    $1,104,034   $    --    $    --    $1,659,156
                         ========   =======    =======    ==========   =======    =======    ==========

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MEDAPHIS CORPORATION

    On November 7, 1996 the Company's predecessor, HSI, filed a lawsuit against Medaphis Corporation ("Medaphis") and its former Chairman and Chief Executive Officer Randolph G. Brown, entitled HEALTH SYSTEMS INTERNATIONAL, INC. V. MEDAPHIS CORPORATION, RANDOLPH G. BROWN AND DOES 1-50, case number BC 160414, Superior Court of California, County of Los Angeles (the "Medaphis Action"). The lawsuit arose out of the acquisition of Health Data Sciences Corporation ("HDS") by Medaphis. In July 1996, HSI, the owner of 1,234,544 shares of Series F Preferred Stock of HDS, representing over sixteen percent of the total outstanding equity of HDS, voted its shares in favor of the acquisition of HDS by Medaphis. HSI received as the result of the acquisition 976,771 shares of Medaphis common stock in exchange for its Series F Preferred Stock. The Company alleged that Medaphis, Brown and other insiders deceived the Company by presenting materially false financial statements and by failing to disclose that Medaphis would shortly reveal a "write off" of up to $40 million in reorganization costs and would lower its earnings estimate for the following year, thereby more than halving the value of the Medaphis shares received by the Company.

    Effective as of September 20, 1999, the Company and Medaphis (which changed its name to Per-Se Technologies, Inc. ("Per-Se")) entered into a Settlement Agreement and Release pursuant to which the Company received net proceeds of approximately $25 million consisting of cash from Per-Se and Per-Se's insurers and proceeds from the sale of both the 976,771 shares of Medaphis (now Per-Se) common stock then owned by the Company and additional shares of Per-Se common stock issued to the Company as part of the settlement. In exchange, the Company and Per-Se terminated the ongoing litigation and granted each other a general release.

FPA MEDICAL MANAGEMENT, INC.

    Since May 1998, several complaints (the "FPA Complaints") have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible debentures and options to purchase common stock of FPA Medical Management, Inc. ("FPA") at various times between February 3, 1997 and May 15, 1998. The FPA Complaints name as defendants FPA, certain of FPA's auditors, the Company and certain of the Company's former officers. The FPA Complaints allege that the Company and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between the Company and FPA, about FPA's business and about the Company's 1997 sale of FPA common stock held by the Company. The Company has filed a motion to dismiss all claims asserted against it in the consolidated federal class actions but has not formally responded to the other complaints. Subsequent to the Company's filing of a motion to dismiss all claims asserted against it in the consolidated federal class action, all claims against the Company's former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. Thereafter, all proceedings in the consolidated federal class actions were stayed and the motion to dismiss was denied without prejudice to renewal after the expiration of the stay. The stay has since expired and the Company plans to renew its motion to dismiss all claims asserted against it. Management believes these suits against the Company and its former officers are without merit and intends to defend the actions vigorously.

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

    Under the Credit Agreement, as amended pursuant to a Letter Agreement dated as of March 27, 1998, the First Amendment and Waiver to Credit Agreement dated as of April 6, 1998, the Second Amendment to Credit Agreement dated as of July 31, 1998, the Third Amendment to Credit Agreement dated as of November 6, 1998 and the Fourth Amendment to Credit Agreement dated as of March 26, 1999 (collectively, the "Amendments"), with the Banks, the Company is: (i) obligated to maintain certain covenants keyed to the Company's financial condition and performance (including a Total Leverage Ratio and Fixed Charge Ratio);
(ii) obligated to limit liens; (iii) subject to customary covenants, including
(A) disposition of assets only in the ordinary course and generally at fair value and (B) restrictions on acquisitions, mergers, consolidations, loans, leases, joint ventures, contingent obligations and certain transactions with affiliates; (iv) permitted to sell the Company's workers' compensation insurance business, provided that the net proceeds shall be applied towards repayment of the outstanding loans under the Credit Agreement (which sale the Company completed on December 10, 1998); and (v) permitted to incur additional indebtedness in an aggregate amount not to exceed $1,000,000,000 upon certain terms and conditions. The Credit Agreement also provides for mandatory prepayment of the outstanding loans under the Credit Agreement with a certain portion of the proceeds from the issuance of such indebtedness and from the sales of assets, resulting in a permanent reduction of the aggregate amount of commitments under the Credit Agreement by the amount so prepaid. As of September 30, 1999, the maximum commitment level permitted under the Credit Agreement was approximately $1.4 billion, of which approximately $320 million remained available. The Amendments also provided for an increase in the interest and facility fees under the Credit Agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the quarter ended September 30, 1999.

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

    Pursuant to an Agreement and Plan of Merger dated as of November 16, 1998, which was approved by the stockholders of FOHP at a special meeting held
July 29, 1999, a wholly-owned subsidiary of the Company merged into FOHP on July 30, 1999 and FOHP became a wholly-owned subsidiary of the Company. In connection with the merger, the former minority shareholders of FOHP are entitled to either $0.25 per share (the value per FOHP share as of December 31, 1998 as determined by an outside appraiser) or payment rights which entitle the holders to receive as much as $15.00 per payment right on or about July 1, 2001, provided that, with respect to the payment rights (i) for provider shareholders, other than hospitals, such shareholder must remain a provider of PHS-NJ until July 1, 2001 and agree to remain a provider to PHS-NJ from July 1, 2001 until December 31, 2001, and a specified number of hospital shareholders must not leave the provider network prior to December 31, 2001 for such provider shareholder to be eligible to receive such payment, (ii) for hospital shareholders, such payment rights are subject to the same foregoing conditions and additional conditions relating to reimbursement rates, enrollment of hospital employees in PHS-NJ health plans, and payments of premiums to PHS-NJ for such hospital shareholder to be eligible to receive such payment and
(iii) for provider shareholders, other than hospitals, such shareholder will be entitled to receive additional consideration of $2.25 per payment right and a pro rata portion of a bonus to be funded by monies forfeited by hospital shareholders, provided that PHS-NJ achieves certain annual returns on common equity and certain of the foregoing conditions are met.

    MEDPARTNERS PROVIDER NETWORK, INC. On March 11, 1999, MedPartners Provider Network, Inc. ("MPN"), a Knox-Keene licensed entity and a subsidiary of MedPartners, Inc., a publicly-held physician practice and pharmacy benefit management company (now known as Caremark Rx, Inc.), was placed into conservatorship by the State of California under Section 1393(c) of the California Health and Safety Code. The conservator immediately filed a petition under Chapter 11 of the Bankruptcy Code on behalf of MPN.

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

    At this time, no assurances can be given that a final settlement agreement on the terms reflected in the O&S Agreement will become effective or be implemented. In the event of a final implementation of a settlement on the terms reflected in the O&S Agreement, the Company believes that the bankruptcy of MPN will not have a material adverse effect on the Company's California operations. If the settlement reflected in the O&S Agreement is not fully implemented, such failure could have a material adverse effect on the Company's California operations in the event the Company is ultimately held liable to pay unpaid provider claims.

    At the time MPN was placed into conservatorship, MPN and various provider groups and clinics affiliated with MedPartners, Inc. provided health care services to approximately 215,000 enrollees of the Company's Health Net HMO subsidiary. As of August 1999, sales had been consummated on all of the physician groups associated with MedPartners, Inc. Accordingly, all Health Net enrollees have been moved to the successor physician groups or other providers.

    INSURANCE SUBSIDIARIES. In July 1999, the Company completed the restructuring of certain of its insurance subsidiaries by merging Foundation Health National Life Insurance Company ("FHNL") with Foundation Health Systems Life and Health Insurance Company ("FHS Life") under a holding company subsidiary of the Company, FHS Life Holdings Company, Inc.

    LOUISIANA, OKLAHOMA AND TEXAS HMO OPERATIONS. On April 30, 1999, the Company completed the sale of its HMO operations in the states of Texas, Louisiana and Oklahoma to AmCareco, Inc. As part of the transaction, the Company received convertible preferred stock of the buyer and cash in excess of certain statutory surplus and minimum working capital requirements of the plans sold. The transaction is subject to certain post-closing adjustments and affiliates of the Company continue to provide certain administrative, behavioral health and other services to such HMO operations for a transitionary period pursuant to agreements entered into in connection with the sale.

    PHARMACY BENEFITS MANAGEMENT SERVICES. On March 31, 1999, the Company completed the sale to Advance Paradigm of the capital stock of Foundation Health Pharmaceutical Services, Inc., and certain pharmacy benefit processing services of Integrated Pharmaceutical Services, Inc. for approximately $65 million in cash. In addition, as part of the transaction, Advance Paradigm provides to the Company at competitive rates claims processing, retail network management and payment of claims pharmacy benefits services under a services agreement. Advance Paradigm also provides pharmacy mail service to the Company's Health Plan Divisions. For a period of five years, the Company may not compete with respect to such services in any market in which Advance Paradigm conducts business, subject to certain exceptions.

    GEM INSURANCE COMPANY. Since October of 1997, Gem Insurance Company ("Gem"), a subsidiary of the Company, has implemented a restructuring plan to reduce operating losses and its in-force insurance risk. As a part of such restructuring, Gem is in the process of withdrawing from certain insurance markets. Upon completion of its current withdrawals, Gem will be operating in only two states. As of September 30, 1999 the number of Gem's insureds was approximately 1,000. Currently, Foundation Health Systems Life and Health Insurance Company, a subsidiary of the Company, services Gem's insureds through an administrative services agreement between the companies. The Company is reviewing the possibility of winding up the operations of Gem or merging such operations into another insurance subsidiary of the Company.

    COLORADO OPERATIONS. On September 21, 1999, the Company announced that it had executed a definitive agreement with PacifiCare of Colorado, Inc. ("PacifiCare-CO") to transition all of its membership in Colorado to PacifiCare-CO by March 31, 2000. The Company also announced that its previously disclosed Letter of Intent with WellPoint Health Networks Inc. has expired. Pursuant to the definitive agreement, PacifiCare-CO will offer replacement coverage to substantially all of the Company's Colorado HMO membership and PacifiCare Life Assurance Company ("PLAC") will issue replacement indemnity coverage to substantially all of the Company's Colorado POS membership. PacifiCare-CO will offer to enroll such HMO members at the earliest date possible in comparable PacifiCare-CO benefit plans within PacifiCare-CO's service area at PacifiCare-CO's rates. The transition arrangement was subject to various conditions and regulatory approval. Regulatory approval of the transaction was received on November 2, 1999.

    In August 1999, in connection with the Company's wind down of its business in Colorado, the Company sold its regional claims processing facility and accompanying real estate in Pueblo, Colorado, including certain equipment and other assets located at the facility, to the Pueblo Economic Development Company and The TPA, Inc. for total aggregate proceeds of approximately $5 million.

    WASHINGTON OPERATIONS. In October 1999, the Company announced that it had entered into a definitive agreement to sell the capital stock of QualMed Washington Health Plan, Inc., the Company's HMO subsidiary in the state of Washington ("QM-Washington"), to American Family Care Inc. ("AFC"). Upon completion of the transaction, AFC will assume control of the health-plan license and retain the Medicaid and Basic Health Plan membership of QM-Washington. At the same time, the Company announced that it had entered into definitive agreements with PacifiCare of Washington, Inc. ("PacifiCare-WA") and Premera Blue Cross to transition its commercial membership in Washington to such companies. As part of such agreements, PacifiCare-WA will offer replacement coverage to QM-Washington's HMO and POS groups in western Washington and Premera Blue Cross will offer replacement coverage to substantially all of QM-Washington's HMO and POS group membership in eastern Washington. Replacement coverage will consist of the new company's benefit plans in the new company's service areas at the new company's rates. The sale agreement and transition arrangements are subject to various conditions and certain regulatory approvals. The Company anticipates completing the sale and transition by the end of April 2000.

    NEW MEXICO OPERATIONS. In September 1999, the Company sold the capital stock of QualMed Plans for Health, Inc., the Company's HMO subsidiary in the state of New Mexico, to Health Care Horizons, Inc. Certain affiliates of the Company continue to provide certain administrative and other services to such HMO operations for a transitionary period pursuant to agreements entered into in connection with the sale.

    PREFERRED HEALTH NETWORK, INC. In May 1999, the Company sold the capital stock of Preferred Health Network, Inc., its PPO network subsidiary ("PHN"), to Beyond Benefits, Inc. PHN and the Company, or certain affiliates thereof, entered into agreements at closing to provide each other with certain continued access to each other's networks.

    UTAH OPERATIONS. In October 1999, the Company sold the outstanding capital stock of Intergroup of Utah, Inc., the Company's HMO subsidiary in the state of Utah, to Altius Health Plans Inc. Certain affiliates of the Company continue to provide certain administrative and other services to such HMO operations for a transitionary period pursuant to agreements entered into in connection with the sale.

    SOUTHERN CALIFORNIA HOSPITALS. In August 1999, the Company sold East Los Angeles Doctors Hospital and Memorial Hospital of Gardena, two Southern California hospitals, to HealthPlus+ Corporation and certain affiliated entities. Certain subsidiaries of the Company continue to maintain contractual arrangements with the hospitals following the sale.

OTHER POTENTIAL DIVESTITURES

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

3.3 Certain Amendments to the Fifth Amended and Restated Bylaws of the Registrant, (filed as Exhibit 3.3 to the Company's
       Quarterly Report on Form 10-Q for the quarter ended
       June 30, 1999, which is incorporated by reference herein).

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

10.16  Waiver and Release of Claims between the Company and Robert
       Natt (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1998, filed with the Commission on March 31, 1999, which is incorporated by reference herein).

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

10.19 Severance Payment Agreement dated as of April 25, 1994 among the Company, QualMed, Inc. and B. Curtis Westen (filed as
       Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

10.20  Severance Payment Agreement between the Company and J.
       Robert Bruce dated September 15, 1998 (filed as
       Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

10.21  Severance Payment Agreement between the Company and Maurice
       Costa dated April 6, 1998 (filed as Exhibit 10.24 to the
       Company's Annual Report on Form 10-K for the year ended
       December 31, 1998, which is incorporated by reference herein).

10.22  Waiver and Release of Claims between the Company and Dale T.
       Berkbigler, M.D. dated as of June 30, 1999 (filed as Exhibit
       10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, which is incorporated by reference herein).

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

10.27 Deferred Compensation Agreement dated as of March 3, 1995 by and among Malik M. Hasan, M.D., the Company and the Compensation and Stock Option Committee of the Board of
       Directors of the Company (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended
       December 31, 1994, which is incorporated by reference herein).

10.28  Trust Agreement for Deferred Compensation Arrangement for
       Malik M. Hasan, M.D. dated as of March 3, 1995 by and between the Company and Norwest Bank Colorado N.A. (filed as
       Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

10.29 The Company's Deferred Compensation Plan Trust Agreement dated as of September 1, 1998 between the Company and Union
       Bank of California (filed as Exhibit 10.31 to the Company's
       Annual Report on Form 10-K for the year ended December 31,
       1998, which is incorporated by reference herein).

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

10.36 The Company's Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended
       December 31, 1998, which is incorporated by reference herein).

10.37  The Company's Deferred Compensation Plan effective as of
       May 1, 1998 (filed as Exhibit 10.66 to the Company's Annual
       Report on Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

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

10.44  FHC's Deferred Compensation Plan, as amended and restated
       (filed as Exhibit 10.99 to FHC's Annual Report on Form 10-K for the year ended June 30, 1995, which is incorporated by reference herein).

10.45 FHC's Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 10.100 to FHC's Annual Report on
       Form 10-K for the year ended June 30, 1995, which is incorporated by reference herein).

10.46 FHC's Executive Retiree Medical Plan, as amended and restated (filed as Exhibit 10.101 to FHC's Annual Report on
       Form 10-K for the year ended June 30, 1995, which is incorporated by reference herein).


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

10.53  Fourth Amendment to Credit Agreement, dated as of March 26,
       1999, among the Company, Bank of America National Trust and
       Savings Association and the Banks, as defined therein (filed as Exhibit 10.64 to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

10.55  Form of Credit Facility Commitment Letter dated March 27,
       1998 between the Company and the Majority Banks (as defined therein) (filed as Exhibit 10.70 to the Company's Annual
       Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

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

10.59 Asset Purchase Agreement dated December 31, 1998 by and between the Company and Access Health, Inc. (filed as
       Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 31, 1999, which is incorporated by reference herein).


10.60  Purchase Agreement dated February 26, 1999 by and among the
       Company, Foundation Health Pharmaceutical Services, Inc.,
       Integrated Pharmaceutical Services, Inc., and Advance
       Paradigm, Inc. (filed as Exhibit 10.63 to the Company's
       Annual Report on Form 10-K for the year ended December 31,
       1998, which is incorporated by reference herein).

10.61 Settlement Agreement and Release dated September 20, 1999 by and between the Company and Per-Se Technologies, Inc.
       (formerly Medaphis Corporation) (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated
       September 20, 1999, which is incorporated by reference herein).

11.1 Statement relative to computation of per share earnings of the Company (included in the Notes to the Condensed
       Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q).

*27.1  Financial Data Schedule for the third quarter ended
       September 30, 1999, a copy of which has been filed with the EDGAR version of this filing.

------------------------

*   A copy of the Exhibit is filed herewith.

    (b) Reports on Form 8-K

    The following Current Reports on Form 8-K were filed by the Company during the quarterly period ended September 30, 1999:

        (i) A report dated July 20, 1999 was filed on July 20, 1999 announcing that the Company had reached a definitive agreement to sell East Los Angeles Doctors Hospital and Memorial Hospital of Gardena to Health Plus+ Corporation.

        (ii) A report dated September 20, 1999 was filed on September 23, 1999 announcing that the Company had entered into a Settlement Agreement and Release with Per-Se Technologies, Inc. (formerly Medaphis Corporation) with respect to certain outstanding claims against such company.

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

                                                       FOUNDATION HEALTH SYSTEMS, INC.
                                                       (REGISTRANT)

                                                       By:              /s/ JAY M. GELLERT
                                                            -----------------------------------------
                                                                          Jay M. Gellert
Date: November 15, 1999                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       By:             /s/ STEVEN P. ERWIN
                                                            -----------------------------------------
                                                                         Steven P. Erwin
                                                                   EXECUTIVE VICE PRESIDENT AND
Date: November 15, 1999                                              CHIEF FINANCIAL OFFICER