Form 10-K
period 1999-12-31
FOUNDATION HEALTH SYSTEMS INC
filed 2000-03-21
CIK 916085

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

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
         (State or Other Jurisdiction                           (I.R.S. Employer
       of Incorporation or Organization)                       Identification No.)

    21650 OXNARD STREET, WOODLAND HILLS, CA                           91367
   (Address of Principal Executive Offices)                        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 676-6978

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                         ON WHICH REGISTERED
         -------------------                    -----------------------------
                                                       New York Stock
Class A Common Stock, $.001 par value                  Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant at March 17, 2000 was $965,797,495 (which represents 121,675,275 shares of Class A Common Stock held by such non-affiliates multiplied by $7.9375, the closing sales price of such stock on the New York Stock Exchange on March 17, 2000).

    The number of shares outstanding of the registrant's Class A Common Stock as of March 17, 2000 was 121,835,631 (excluding 3,194,374 shares held as treasury stock), and 563,742 shares of the registrant's Class B Common Stock were outstanding as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part II of this Form 10-K incorporates by reference certain information from the registrant's Annual Report to Stockholders for the year ended December 31, 1999 ("Annual Report to Stockholders"). Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Foundation Health Systems, Inc. (the "Company" or "FHS") is an integrated managed care organization which administers the delivery of managed health care services. The Company's health maintenance organizations ("HMOs"), insured preferred provider organizations ("PPOs") and government contracts subsidiaries provide health benefits to approximately 5.5 million individuals in 18 states through group, individual, Medicare risk, Medicaid and TRICARE (formerly Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS")) programs. The Company's subsidiaries also offer managed health care products related to behavioral health, dental, vision and prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs. The Company operates and conducts its HMO and other businesses through its subsidiaries.

    The Company currently operates within two segments of the managed health care industry: Health Plan Services and Government Contracts/Specialty Services. During 1999, the Health Plan Services segment consisted of four regional divisions: Arizona (Arizona and Utah), California (encompassing only the state of California), Central (Colorado, Florida, Idaho, Louisiana, New Mexico, Oklahoma, Oregon, Texas and Washington) and Northeast (Connecticut, New Jersey, New York, Ohio, Pennsylvania and West Virginia). During 1999, the Company divested its health plans or entered into arrangements to transition the membership of its health plans in the states of Colorado, Idaho, Louisiana, New Mexico, Oklahoma, Texas, Utah and Washington. See "Discontinued Operations and Anticipated Divestitures." Effective January 1, 2000, as a result of such divestitures, the Company consolidated and reorganized its Health Plan Services segment into two regional divisions, the Eastern Division (Connecticut, Florida, New Jersey, New York, Ohio, Pennsylvania and West Virginia) and the Western Division (Arizona, California and Oregon). The Company is one of the largest managed health care companies in the United States, with approximately 4 million at-risk and administrative services only ("ASO") members in its Health Plan Services segment. The Company also owns health and life insurance companies licensed to sell insurance in 33 states and the District of Columbia.

    The Company's HMOs market traditional HMO products to employer groups and Medicare and Medicaid products to employer groups and directly to individuals. Health care services that are provided to the Company's commercial and individual members include primary and specialty physician care, hospital care, laboratory and radiology services, prescription drugs, dental and vision care, skilled nursing care, physical therapy and mental health. The Company's HMO service networks include approximately 56,000 primary care physicians and 69,000 specialists.

    The Company's Government Contracts/Specialty Services segment consists of the Government Contracts Division and the Specialty Services Division. The Company's Government Contracts Division oversees the provision of contractual services to federal government programs such as TRICARE (formerly CHAMPUS). The Company receives revenues for administrative and management services and, under most of its contracts, also accepts financial responsibility for a portion of the health care costs. The Company's Specialty Services Division oversees the provision of supplemental programs to enrollees in the Company's HMOs, as well as to members whose basic medical coverage is provided by non-FHS companies, including vision coverage, dental coverage, managed behavioral health programs and a prescription drug program. The Specialty Services Division consists of both operations in which the Company assumes underwriting risk in return for premium revenue, and operations in which the Company provides administrative services only, including certain of the behavioral health and pharmacy benefits management programs. Such Division also provides certain bill review and third party administrative services as described elsewhere in this Annual Report.

    The Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and the opportunities to expand its businesses in profitable markets. In 1999, the Company substantially completed its divestiture program by selling a PPO network subsidiary, a third-party administrator subsidiary, two Southern California hospitals, its HMO operations in Louisiana, New Mexico, Oklahoma, Texas and Utah, certain of its pharmacy benefits management assets, a regional claims processing facility and accompanying real estate in Colorado, and certain care centers and other real estate. The Company also entered into definitive agreements to transition to third parties its health plan and indemnity plan membership in the states of Colorado, Idaho and Washington. In addition, the Company purchased the remaining minority interests of FOHP, Inc., a then majority-owned subsidiary of the Company which owns a managed health care company in New Jersey. See "Discontinued Operations and Anticipated Divestitures" and "Other Information--Recent Developments."

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

    Prior to the FHS Combination, the Company was the successor to the business conducted by Health Net, now the Company's HMO subsidiary in California, which became a subsidiary of the Company in 1992, and HMO and PPO networks operated by QualMed, Inc. ("QualMed"), which combined with the Company in 1994 to create HSI. FHC was incorporated in Delaware in 1984. The executive offices of the Company are located at 21650 Oxnard Street, Woodland Hills, CA 91367. Except as the context otherwise requires, the term "Company" refers to FHS and its subsidiaries.

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

    The Company's strategy is to offer a wide range of managed health care products and services to employers to assist them in containing health care costs. The pricing of the products offered is designed to provide incentives to both employers and employees to select and enroll in the products with greater managed health care and cost containment elements. In general, the Company's HMO subsidiaries provide comprehensive health care coverage for a fixed fee or premium that does not vary with the extent or frequency of medical services actually received by the member. PPO enrollees choose their medical care from among the various contracting providers or choose a non-contracting provider and are reimbursed on a traditional indemnity plan basis after reaching an annual deductible. The Company assumes both underwriting and administrative expense risk in return for the premium revenue it receives from its HMO and PPO products. The Company's subsidiaries have contractual relationships with health care providers for the delivery of health care to the Company's enrollees. While a majority of the Company's members are covered by conventional HMO products, the Company is continuing to expand its other product lines, thereby enabling it to offer flexibility to an employer and to tailor its products to an employer's particular needs.

    The following table contains certain information relating to commercial HMO and PPO members, Medicare members and employer groups under contract as of December 31, 1999 in each region in which the Company operated in 1999 (excluding point-of-service):

                                        ARIZONA    CALIFORNIA   CENTRAL    NORTHEAST
                                        DIVISION    DIVISION    DIVISION   DIVISION
                                        --------   ----------   --------   ---------
Commercial HMO and PPO Members........  290,949    1,428,692    337,654     813,017
Medicare Members (risk only)..........   56,942      124,396     32,570      51,798
Medicaid Members......................       --      500,076     77,986     100,291

    In addition, the following sets forth certain data regarding the Company's employer groups in the commercial managed care operations of its Health Plan Divisions as of December 31, 1999:

Number of Employer Groups...................................  30,385
Largest Employer Group as % of enrollment...................    11.9%
10 largest Employer Groups as % of enrollment...............    15.7%

    ARIZONA DIVISION

    In Arizona, the Company believes that its commercial managed care operations rank it second largest both as measured by total membership and by size of provider network. The Company's commercial HMO membership in Arizona was 283,478 as of December 31, 1999. The Company's Medicare risk membership in Arizona was 56,942 as of December 31, 1999, which represented an increase of 11% during 1999. During 1999, the Arizona Division also oversaw certain of the Company's health and life insurance companies licensed to sell insurance in 33 states and the District of Columbia. In October 1999, the Company sold its HMO operations in Utah. See "Discontinued Operations and Anticipated Divestitures." Effective January 1, 2000, the Arizona Division, the California Division and the Company's HMO operations in Oregon were consolidated to form the Company's new Western Division.

    CALIFORNIA DIVISION

    The California market is characterized by a concentrated population. Health Net, the Company's California HMO, is believed by the Company to be the third-largest HMO in the state of California in terms of membership and the largest in terms of size of provider network. The Company's commercial HMO membership in California as of December 31, 1999 was 1,387,049, which represented a decrease of 10% during 1999. The Company's Medicare risk membership in California as of December 31, 1999 was 124,396, which represented a decrease of 3% during 1999. The decreases in commercial HMO and Medicare risk membership are due, in part, to the Company's pricing discipline and its focus on profitable accounts. The Company's Medicaid membership in California as of December 31, 1999 was 500,076 members, an increase of approximately 14% during 1999. As referenced above, effective January 1, 2000, the Arizona Division, the California Division and the Company's HMO operations in Oregon were consolidated to form the Company's new Western Division.

    CENTRAL DIVISION

    During 1999, the Central Division included Health Plan operations in Colorado, Florida, Idaho, Louisiana, New Mexico, Oklahoma, Oregon, Texas and Washington. During 1999, the Company sold its HMO operations in the states of Louisiana, New Mexico, Oklahoma and Texas, and a portion of its HMO operations in the state of Washington, and entered into definitive agreements to transition its HMO and indemnity membership in the states of Colorado, Idaho and Washington to third parties. See "Discontinued Operations and Anticipated Divestitures." Subsequently, the Company consolidated and reorganized its Health Plan Divisions into the Eastern Division, which consists of the Northeast Division and Florida, and the Western Division, which consists of the Arizona Division, California Division and Oregon.

    The Company believes its Florida HMO and PPO operations make it the ninth largest HMO managed care provider in terms of membership and second largest HMO in terms of size of provider network in the state of Florida. The Company's commercial HMO membership in Florida was 88,064 as of December 31, 1999, which represented an increase of 5% during 1999. The Company's Medicare risk membership in Florida was 29,053 as of December 31, 1999, which represented an increase of 17% during 1999. The Company's Medicaid membership in Florida was 18,325 as of December 31, 1999, which represented a 35% decrease in 1999.

    The Company believes that its Oregon HMO and PPO operations make it the sixth largest HMO managed care provider in terms of membership and third largest HMO in terms of size of provider network. The Company's commercial HMO and PPO membership in Oregon was 100,437 as of December 31, 1999, which represented a decrease of 24% during 1999. The decrease is due, in part, to the Company's pricing discipline and its focus on profitable accounts.

    NORTHEAST DIVISION

    During 1999, the Northeast Division included Company operations in Connecticut, New Jersey, New York, Ohio, Pennsylvania and West Virginia. As referenced above, effective January 1, 2000, the Northeast Division and the Company's operations in Florida were consolidated to form the Company's new Eastern Division.

    In Connecticut, New Jersey and New York, the Company and The Guardian Life Insurance Company of America ("The Guardian") together offer both HMO and indemnity products through a joint venture doing business as "Healthcare Solutions." In general, the Company and The Guardian share equally in the profits of the joint venture, subject to certain terms of the joint venture arrangement related to expenses. The Guardian is a mutual insurer (owned by its policy owners) which offers financial products and services, including individual life and disability income insurance, employee benefits, pensions and 401(k) products. The Guardian is headquartered in New York and has more than 2,400 financial representatives in 119 general agencies.

    The Company believes its Connecticut HMO and PPO operations make it the largest HMO managed care provider in terms of membership and size of provider network in the state of Connecticut. The Company's commercial HMO membership in Connecticut was 338,072 as of December 31, 1999 (including 54,681 members under The Guardian arrangement), a decrease of approximately 5% since the end of 1998. The Company's Medicare risk membership in Connecticut was 27,150 as of December 31, 1999, which represented a decrease of 39% during 1999, and the Company's Medicaid membership in Connecticut was 74,593 as of December 31, 1999, which represented an increase of 19% during 1999. The decreases in commercial HMO and Medicare risk membership are due, in part, to the Company's pricing discipline and its focus on profitable accounts.

    The Company believes its New Jersey HMO and PPO operations make it the third largest HMO managed care provider in terms of membership and the second largest in terms of size of provider network in the state of New Jersey. The Company's commercial HMO membership in New Jersey was 215,473 as of

December 31, 1999 (including 83,054 members under The Guardian arrangement), a decrease of 7% since the end of 1998. The Company's Medicare risk membership in New Jersey was 1,897 as of December 31, 1999, which represented a decrease of 30% during 1999, and the Company's Medicaid membership in New Jersey was 25,698 as of December 31, 1999, which represented an increase of 16% during 1999. The decreases in commercial HMO and Medicare risk membership are due, in part, to the Company's pricing discipline and its focus on profitable accounts.

    In New York, the Company had 227,119 members as of December 31, 1999, which represented an increase of 21% during 1999. Such membership included 117,009 members under The Guardian arrangement. The Company believes its New York HMO and PPO operations make it the fifth largest HMO managed care provider in terms of membership and the second largest in terms of size of provider network in the state of New York.

    The Company's commercial HMO membership in eastern Pennsylvania was 41,738 as of December 31, 1999, which represented a decrease of 13% during 1999. The Company's Medicare risk membership in eastern Pennsylvania was 13,366 as of December 31, 1999, which represented a decrease of 5% during 1999. The decreases in commercial HMO and Medicare risk membership are due, in part, to the Company's pricing discipline and its focus on profitable accounts. Collectively, the Company's commercial HMO membership in Ohio, western Pennsylvania and West Virginia was approximately 16,500 as of December 31, 1999. The Company's Medicare risk membership in Ohio, western Pennsylvania and West Virginia was approximately 2,500 collectively as of December 31, 1999.

    MEDICARE. The Company's Medicare+ Choice plans as of December 31, 1999 had a combined membership of approximately 265,751 compared to 322,171 as of December 31, 1998. The decrease in membership is due, in part, to exiting certain markets in connection with the substantial completion of the Company's divestiture program in 1999, the Company's pricing discipline and its focus on profitable accounts.

    The Company offers its Medicare+ Choice products directly to individuals and to employer groups. To enroll in a Company Medicare+ Choice plan, covered persons must be eligible for Medicare. Health care services normally covered by Medicare are provided or arranged by the Company, in conjunction with a broad range of preventive health care services. The federal Health Care Financing Administration ("HCFA") pays the Company a monthly amount for each enrolled member based, in part, upon the "Adjusted Average Per Capita Cost," as determined by HCFA's analysis of fee-for-service costs related to beneficiary demographics. Depending on plan design and other factors, the Company may charge a monthly premium.

    The Company's California Medicare+ Choice product, Seniority Plus, was licensed and certified to operate in 22 California counties as of December 31, 1999. The Company's other HMOs are licensed and certified to offer Medicare+ Choice plans in 9 counties in Pennsylvania, 34 counties in Oregon, 7 counties in Connecticut, 6 counties in Arizona, 3 counties in Florida, 20 counties in New Jersey and 12 counties in New York.

    MEDICAID PRODUCTS. As of December 31, 1999, the Company had an aggregate of approximately 678,353 Medicaid members, principally in California. To enroll in these Medicaid products, an individual must be eligible for Medicaid benefits under the appropriate state regulatory requirements. The respective HMOs offer, in addition to standard Medicaid coverage, certain additional services including dental and vision benefits. The applicable state agency pays the Company's HMOs a monthly fee for each Medicaid member enrolled on a percentage of fee-for-service costs. In 1999, the Company had Medicaid members and operations in California, Connecticut, Florida, New Jersey, New York and Washington.

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

    The Company's health and life insurance products are provided throughout most of the Company's service areas. The following table contains certain information relating to such health and life insurance companies' insured PPO, point of service ("POS"), indemnity and group life products as of December 31, 1999 in each of the four Health Plan Divisions in which the Company operated in 1999:

                                           ARIZONA    CALIFORNIA   CENTRAL    NORTHEAST
                                           DIVISION    DIVISION    DIVISION   DIVISION
                                           --------   ----------   --------   ---------
Insured PPO Members......................   7,471       41,643       3,124           0
Point of Service Members.................   1,937       99,997      24,418     230,292(a)
Indemnity Members........................     261        8,324         279           0
Group Life Members.......................   2,791       19,441      14,802           0

------------------------

(a) Represents members under the Company's arrangement with The Guardian described elsewhere in this Annual Report on Form 10-K.

GOVERNMENT CONTRACTS DIVISION

    TRICARE. The Company's wholly-owned subsidiary, Foundation Health Federal Services, Inc. ("Federal Services"), administers large, multi-year managed care federal contracts with the United States Department of Defense ("DoD").

    Federal Services currently administers health care contracts for DoD's TRICARE program covering 1.5 million eligible individuals under TRICARE (formerly CHAMPUS). Through the federal government's TRICARE program, Federal Services provides TRICARE-eligible beneficiaries with improved access to care, lower out-of-pocket expenses and fewer claims forms. Federal Services currently administers three TRICARE contracts for five regions that cover the following states:

    - Region 11: Washington, Oregon and part of Idaho

    - Region 6: Arkansas, Oklahoma, most of Texas, and part of Louisiana

    - Regions 9, 10 and 12: California, Hawaii, Alaska and part of Arizona

    During 1999, enrollment of TRICARE beneficiaries in the HMO option (called "TRICARE Prime") of the TRICARE program for the Region 11 contract increased by 3% to 136,212 while the total estimated number of eligible beneficiaries, based on DoD data, decreased by 1% to 247,717. During 1999, enrollment of TRICARE beneficiaries in TRICARE Prime for the Region 6 contract increased by 13% to 364,099 while the total estimated number of eligible beneficiaries, based on DoD data, decreased by 1% to 614,166. During 1999, enrollment of TRICARE beneficiaries in TRICARE Prime for the Regions 9, 10 and 12 contract increased by 6% to 351,513 while the total estimated number of eligible beneficiaries, based on DoD data and excluding Alaska, decreased by 2% to 633,483. DoD estimated numbers of eligible beneficiaries are subject to revision when actual numbers become available.

    Under the TRICARE contracts, Federal Services shares health care cost risk with DoD for both gains and losses. Federal Services subcontracts to affiliated and unrelated third parties for the administration and health care risk of parts of these contracts. If all option periods are exercised by DoD and no further extensions of the performance period are made, health care delivery ends on October 31, 2000 for the

Region 6 contract, on March 31, 2001 for the Regions 9, 10 and 12 contract, and February 28, 2002 for the Region 11 contract. The DoD Authorization Act for government fiscal year 1999 authorized DoD to extend the term of the current TRICARE contracts for two years. Federal Services and DoD negotiated a modification to the contract for Region 11 to add additional option periods which, if exercised, will extend the period of health care delivery to February 28, 2002. Federal Services and DoD are currently negotiating modifications to the contracts for Region 6 and Regions 9, 10 and 12 to add additional option periods which, if exercised, will extend the period of health care delivery to October 31, 2002 for the Region 6 contract and March 31, 2003 for the Regions 9, 10 and 12 contract. Federal Services also expects to compete for the rebid of those contracts.

    Federal Services protested to the U.S. General Accounting Office (the "GAO") concerning the award of the TRICARE contract for Regions 2 and 5 (mid-Atlantic and mid-west states) to a competitor of Federal Services. The GAO sustained the protest and recommended that DoD conduct another round of competition for that contract. DoD filed a petition for reconsideration of the protest decision by the GAO. The GAO denied DoD's petition for reconsideration of the Regions 2 and 5 decision and DoD re-opened the competition for that contract on July 27, 1999. Federal Services expects to compete for the rebid of the contract for Regions 2 and 5. Proposals for the Regions 2 and 5 contract are currently due to be submitted to DoD on April 14, 2000 and health care delivery is currently scheduled to commence on September 1, 2001.

    VETERANS AFFAIRS. During 1999, Federal Services administered nine contracts with the U.S. Department of Veterans Affairs to manage Community Based Outpatient Clinics ("CBOCs") in five states. Federal services also manages four contracts with the U.S. Department of Veterans Affairs for claims re-pricing services.

SPECIALTY SERVICES DIVISION

    The Company's Specialty Services Division offers behavioral health, dental, vision and pharmacy benefit management products and services as well as managed care products related to bill review, administration and cost containment for hospitals, health plans and other entities.

    DENTAL AND VISION. Through DentiCare of California, Inc. ("DentiCare"), the Company operates a dental HMO in California and Hawaii and performs dental administrative services for an affiliate company in California and Colorado, serving in the aggregate approximately 562,000 enrollees as of December 31, 1999. This enrollment includes 122,832 enrollees who are beneficiaries under Medicaid dental programs, of which 34,431 enrollees are beneficiaries of Hawaii's Medicaid program, and 88,401 enrollees who are also enrollees of affiliated Health Plans. DentiCare is also a participant in California's Healthy Families Program, for which initial beneficiary enrollment and service delivery commenced in July 1998. Acquired by the Company in 1991, DentiCare has grown from total revenues in 1992 of $24 million to $51 million for the year ended December 31, 1999.

    Operating on administrative and information system platforms in common with DentiCare is Foundation Health Vision Services, Inc., d.b.a. AVP Vision Services ("AVP"). AVP operates in California and Arizona and provides at-risk and administrative services under various programs that result in the delivery of vision benefits to over 685,000 enrollees. Total revenues from AVP operations for the year ended December 31, 1999 were $11 million. Since its acquisition by the Company in 1992, AVP has grown from 30,000 covered enrollees to 423,000 enrollees in full-risk products and 262,000 enrollees covered under administrative services contracts as of December 31, 1999.

    Both DentiCare and AVP are licensed in California under the Knox-Keene Health Care Service Plan Act of 1975, as amended (the "Knox-Keene Act"), as Specialized Health Care Service Plans, and compete with other HMOs, traditional insurance companies, self-funded plans, PPOs and discounted fee-for-service plans. The two companies share a common strategy to maximize the value and quality of managed dental and vision care services while appropriately balancing financial risk assumption among providers, enrollees and other entities to achieve the effective and efficient use of available resources.

    BEHAVIORAL HEALTH. The Company's behavioral health subsidiary, Managed Health Network ("MHN"), is licensed in California under the Knox-Keene Act as a Specialized Health Care Service Plan. MHN, directly and through Specialty Services affiliates, offers behavioral health, substance abuse and employee assistance programs ("EAPs") on an insured and self-funded basis to employers, governmental entities and other payors in various states.

    MHN provides managed behavioral health programs to employers, governmental agencies and public entitlement programs, such as TRICARE and Medicaid. Employer group sizes range from Fortune 100 to mid-sized companies with 200 employees. MHN's strategy is to continue its market share achievement in the Fortune 500, health plan and TRICARE markets through a combination of direct and consultant/ broker sales. MHN intends to achieve additional market share by capitalizing on competitor consolidation, remaining TRICARE procurement opportunities and the growing state and county Medicaid behavioral carve-outs, funded on either a risk or administrative-services-only ("ASO") basis.

    These products and services were provided to over 8.6 million individuals in the year ended December 31, 1999, with approximately 3.6 million individuals under risk-based programs, approximately 1.4 million individuals under self-funded programs, and approximately 3.6 million individuals under EAP programs.

    WORKERS' COMPENSATION ADMINISTRATIVE SERVICES. The Company's subsidiaries organized under Employer & Occupational Services Group, Inc. ("EOS"), formerly WC Division, Inc., provide a full range of workers' compensation administrative services to insurers, self-funded employers, third-party claims administrators and public agencies. These services include injury reporting and provider referral, automated bill review and PPO network access, field and telephonic case management, direction of care and practice management, claim/benefit administration, claim investigation and adjudication, litigation management and employer personnel services. During 1999, EOS' Managed Care Services unit provided services on more than $1.2 billion of billed charges for medical care for covered beneficiaries of its customers. The unit processed over 2.6 million bills from providers and hospitals located in 50 states and handled 90,000 intake calls resulting in the processing of over 47,000 injury reports and 40,000 medical care cases referred for case management services and/or utilization review services. EOS' Claims Administration Services unit handled more than 26,000 claims, with aggregate benefit payments by its payor customers in excess of $237 million. Also, EOS' Employment Services unit, a temporary staffing and direct placement service for managed care, workers' compensation and information technology specialists, placed 3,200 temporary assignments and had 127 personnel available for assignment in 14 states.

    PHARMACY BENEFIT MANAGEMENT. Effective March 31, 1999, the Company sold certain pharmacy benefit management assets to Advance Paradigm, Inc. ("Advance Paradigm"). In addition, the Company and Advance Paradigm entered into a services agreement, whereby Advance Paradigm provides to the Company's Health Plan Divisions certain pharmacy benefit management services, primarily, processing of claims with respect to pharmacy benefits, mail order service and retail pharmacy network management. See "Discontinued Operations and Anticipated Divestitures." The Company continues to manage drug manufacturer rebates, clinical management of the pharmacy benefit and pharmacy reporting.

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

    The following table sets forth the number of primary care and specialist physicians with whom the Company's HMOs (and certain of such HMOs' PPGs) were contracted as of December 31, 1999 in each of the four Health Plan Divisions operated by the Company in 1999:

                                           ARIZONA    CALIFORNIA   CENTRAL    NORTHEAST
                                           DIVISION    DIVISION    DIVISION   DIVISION
                                           --------   ----------   --------   ---------
Primary Care Physicians..................   1,090       33,424       7,506      14,020
Specialist Physicians....................   2,764       23,312      13,233      29,670
                                            -----       ------      ------     -------
Total....................................   3,854       56,736      20,739      43,690

    PPG and physician contracts are generally for a period of at least one year and are automatically renewable unless terminated, with certain requirements for maintenance of good professional standing and compliance with the Company's quality, utilization and administrative procedures. In California PPGs generally receive a monthly "capitation" fee for every member served. The capitation fee represents payment in full for all medical and ancillary services specified in the provider agreements. The non-physician component of all hospital services is covered by a combination of capitation and/or per diem charges. In such capitated arrangements, in cases where the capitated provider cannot provide the health care services needed, such providers generally contract with specialists and other ancillary service providers to furnish the requisite services pursuant to capitation agreements or negotiated fee schedules with specialists. Many of the Company's HMOs outside California reimburse physicians according to a discounted fee-for-service schedule, although several HMOs have commenced capitation arrangements with certain providers and provider groups in their market areas.

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

    In August 1999, the Company sold two hospitals which it owned and operated: a 128-bed hospital located in Los Angeles, California, the East Los Angeles Doctors Hospital, and a 200-bed hospital located in Gardena, California, the Memorial Hospital of Gardena. See "Discontinued Operations and Anticipated Divestitures."

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

    QUALITY ASSESSMENT. Quality assessment is a continuing priority for the Company. Most of the Company's health plans have a quality assessment plan administered by a committee comprised of medical directors and primary care and specialist physicians. The committees' responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and community standards, and the collection of data relating to results of treatment. All of the Company's health plans also have a subscriber grievance procedure and/or a member satisfaction program designed to respond promptly to member grievances. Aspects of such member service programs take place both within the PPGs and within the Company's health plans. Set forth under the heading "National Committee for Quality Assurance" below is information regarding certain quality assessment accreditations received by the Company's subsidiaries.

    Health Benchmarks, Inc. ("HBI"), formerly the Company's Quality Initiatives Division, was incorporated in 1999 as a wholly-owned subsidiary of the Company. HBI is a health services information company which provides services to the managed care sector, employers and the pharmaceutical industry. These services include data management (data warehouse tools) and data analysis, pharmacoeconomic analysis, Phase III and IV clinical trial support, and disease management programs and services that support NCQA and Health Plan Employer Data and Information Set ("HEDIS") initiatives. HBI assists decision-makers in allocating health resources cost-effectively through evidence-based programs. HBI also supports certain quality assessment activities of the Company's health plans. In addition, HBI designs, implements and administers performance-based contracting programs for hospitals and physicians on behalf of managed care companies.

MANAGEMENT INFORMATION SYSTEMS

    Effective information technology systems are critical to the Company's operations. The Company's information technology systems include several computer systems, each utilizing a combination of packaged and customized software and a network of on-line terminals. The information technology systems gather and store data on the Company's members and physician and hospital providers. The systems contain all of the Company's necessary membership and claims-processing capabilities as well as marketing and medical utilization programs. These systems provide the Company with an integrated and efficient system of billing, reporting, member services and claims processing, and the ability to examine member encounter information for the optimization of clinical outcomes.

    The Company implemented a Year 2000 project to address the challenges posed by the "Year 2000" issue. The Year 2000 issue is the result of computer programs having been written in a language that used two digits rather than four to define the applicable year. Any of the Company's computer programs (both external and internal) that have date/time sensitive software and the outdated software language may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or material miscalculations causing disruptions of operations, including, among other things, the inability to process transactions, prepare invoices or engage in normal business activities. As of March 15, 2000, the Company has not identified any significant disruptions or operational problems resulting from Year 2000 issues. There can be no assurance, however, that the Company will not still experience significant Year 2000 problems, including as a result of third party Year 2000 problems.

    The costs of the Company's Year 2000 project are set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Stockholders attached as an exhibit to this Annual Report on Form 10-K.

DISCONTINUED OPERATIONS AND ANTICIPATED DIVESTITURES

    PHARMACY BENEFIT MANAGEMENT ASSETS. On March 31, 1999, the Company completed the sale to Advance Paradigm of the capital stock of Foundation Health Pharmaceutical Services, Inc., and certain pharmacy benefit management assets of Integrated Pharmaceutical Services for approximately $65 million in cash. In addition, the Company and Advance Paradigm entered into a services agreement, whereby Advance Paradigm provides to the Company's Health Plan Divisions certain pharmacy benefit management services, primarily, processing of claims with respect to pharmacy benefits, mail order service and retail pharmacy network management. For a period of five years, the Company may not compete with respect to such services in any market in which Advance Paradigm conducts business, subject to certain exceptions.

    LOUISIANA, OKLAHOMA AND TEXAS HMO OPERATIONS. On April 30, 1999, the Company completed the sale of its HMO operations in the states of Texas, Louisiana and Oklahoma to AmCareco, Inc. As part of the transaction, the Company received convertible preferred stock of the buyer and cash in excess of certain statutory surplus and minimum working capital requirements of the plans sold.

    PREFERRED HEALTH NETWORK, INC. In May 1999, the Company sold the capital stock of Preferred Health Network, Inc., a PPO network ("PHN"), to Beyond Benefits, Inc. PHN and the Company, or certain affiliates thereof, entered into agreements at closing to provide each other with certain continued access to each other's networks.

    SOUTHERN CALIFORNIA HOSPITALS. In August 1999, the Company sold East Los Angeles Doctors Hospital and Memorial Hospital of Gardena, two Southern California hospitals, to HealthPlus+ Corporation and certain affiliated entities. Certain subsidiaries of the Company continue to maintain contractual arrangements with the hospitals following the sale.

    FHPA. In September 1999, the Company sold the capital stock of Foundation Health Preferred Administrators, Inc., a third-party administrator subsidiary of the Company, to Capitol Administrators, Inc.

    NEW MEXICO OPERATIONS. In September 1999, the Company sold the capital stock of QualMed Plans for Health, Inc., the Company's HMO subsidiary in the state of New Mexico, to Health Care Horizons, Inc.

    UTAH OPERATIONS. In October 1999, the Company sold the outstanding capital stock of Intergroup of Utah, Inc., the Company's HMO subsidiary in the state of Utah, to Altius Health Plans Inc.

    HN REINSURANCE LIMITED. In October 1999, the Company sold the outstanding capital stock of HN Reinsurance Limited, a Cayman Island reinsurance subsidiary, to AmCareco, Inc.

    COLORADO OPERATIONS. In November 1999, the Company commenced the transition of its membership in Colorado to PacifiCare of Colorado, Inc. ("PacifiCare-CO") pursuant to a definitive agreement with PacifiCare-CO. The Company believes the transition will be completed during the first half of 2000. Pursuant to the definitive agreement, PacifiCare-CO is offering replacement coverage to substantially all of the Company's Colorado HMO membership and PacifiCare Life Assurance Company is issuing replacement indemnity coverage to substantially all of the Company's Colorado POS membership. PacifiCare-CO is offering to enroll such HMO members at the earliest date possible in comparable PacifiCare-CO benefit plans within PacifiCare-CO's service area at PacifiCare's rates.

    In August 1999, in connection with the Company's wind down of its business in Colorado, the Company sold its regional claims processing facility and accompanying real estate in Pueblo, Colorado, including certain equipment and other assets located at the facility, to the Pueblo Economic Development Company for total aggregate proceeds of approximately $5 million and certain other consideration

(including a complete release from the City of Pueblo of liabilities arising out of certain agreements between the City and the Company).

    WASHINGTON OPERATIONS. In December 1999, the Company sold the capital stock of QualMed Washington Health Plan, Inc., the Company's HMO subsidiary in the state of Washington ("QM-Washington"), to American Family Care Inc. ("AFC"). AFC assumed control of the health-plan license and acquired the Medicaid and Basic Health Plan membership of QM-Washington. The commercial HMO membership of QM-Washington is being transitioned to PacifiCare of Washington, Inc. ("PacifiCare-WA"), Premera Blue Cross and Blue Cross of Idaho pursuant to definitive agreements with such companies. As part of such agreements, PacifiCare-WA will offer replacement coverage to QM-Washington's HMO and POS groups in western Washington, Premera Blue Cross will offer replacement coverage to substantially all of QM-Washington's HMO and POS group membership in eastern Washington and Blue Cross of Idaho will offer replacement coverage for certain members who reside in Idaho. Replacement coverage will consist of the new company's benefit plans in the new company's service areas at the new company's rates. The transition commenced in January 2000 and is anticipated to be substantially completed during the first half of 2000.

    QUALMED PLANS FOR HEALTH OF PENNSYLVANIA, INC. Effective December 31, 1998, the Company purchased the minority interests in QualMed Plans for Health of Pennsylvania, Inc. ("QualMed-PA"), a then majority-owned subsidiary of the Company. Previously, the Company owned approximately 83% of the common stock of QualMed-PA. In January 1999, the Company transferred certain assets of QualMed-PA, including the assets relating to its preferred provider organization, MaxNet-Registered Trademark-, to Preferred Health Network, Inc., then another wholly-owned subsidiary of the Company. As set forth above in this "Discontinued Operations and Anticipated Divestitures," the Company subsequently sold the capital stock of Preferred Health Network, Inc.

    INSURANCE SUBSIDIARIES. In July 1999, the Company completed the restructuring of certain of its insurance subsidiaries by merging Foundation Health National Life Insurance Company ("FHNL") with Foundation Health Systems Life and Health Insurance Company ("FHS Life") under a holding company subsidiary of the Company, FHS Life Holdings Company, Inc.

    GEM INSURANCE COMPANY. Since October of 1997, Gem Insurance Company ("Gem"), a subsidiary of the Company, has implemented a restructuring plan to reduce operating losses and its in-force insurance risk. As part of such restructuring, Gem is withdrawing from certain insurance markets. Upon completion of its current withdrawals, Gem will be operating in only two states. As of December 31, 1999, the number of Gem's insureds was under 1,000. Currently, Foundation Health Systems Life and Health Insurance Company, a subsidiary of the Company, services Gem's insureds through an administrative services agreement between the companies. The Company is reviewing the possibility of winding up the operations of Gem or merging such operations into another insurance subsidiary of the Company.

    REAL ESTATE TRANSACTIONS. During 1999, the Company completed the sale of nine health care centers for net proceeds of approximately $17.6 million. Such care centers were part of fourteen care centers originally leased to, and subsequently vacated by, FPA Medical Management, Inc. As of March 17, 2000, the Company has sold twelve such care centers. As set forth above, in August 1999, in connection with the Company's wind down of its business in Colorado, the Company sold its regional claims processing facility and accompanying real estate in Pueblo, Colorado, including certain equipment and other assets located at the facility, to the Pueblo Economic Development Company for total aggregate proceeds of approximately $5 million and certain other consideration. In addition, in 1999, the Company sold a land parcel in Roseville, California and certain other real estate located in Pueblo, Colorado for aggregate net proceeds of approximately $913,000.

    CERTAIN OTHER OPERATIONS. The Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and is reviewing from a strategic standpoint which of such businesses or operations should be divested.

ADDITIONAL INFORMATION CONCERNING THE COMPANY'S BUSINESS

    MARKETING AND SALES. Marketing for group Health Plan business is a two-step process in which the Company first markets to employer groups and then provides information directly to employees once the employer has selected a Company HMO. The Company typically uses its internal sales staff to serve the large employer groups while independent brokers work with the Company's internal sales staff to develop business with smaller employer groups. Once selected by an employer, the Company solicits enrollees from the employee base directly. In 1999, the Company marketed its programs and services primarily through its direct sales staff and independent brokers, agents and consultants. During "open enrollment" periods when employees are permitted to change health care programs, the Company uses direct mail, work day and health fair presentations, telemarketing, outdoor print, radio and television advertisements to attract new enrollees. The Company's sales efforts are supported by its marketing division which includes research and product development, corporate communications, public relations and marketing services.

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

    Kaiser Foundation Health Plan ("Kaiser") is the largest HMO in California and is a competitor of the Company in the California HMO industry. In addition to Kaiser, the Company's other HMO competitors include PacifiCare of California, California Care (Blue Cross), Blue Shield, Aetna and CIGNA Healthplans of California, Inc. There are also a number of other types of competitors including self-directed plans, traditional indemnity insurance plans, and other managed care plans. Despite the concentration of membership in the large health plans, the environment in the state is also impacted by small, regional-based HMOs, whose combined membership constitutes approximately 20-25% of the market. In addition, the Company competes in California against a variety of PPOs.

    The Company's largest competitor in Arizona is Health Partners. The Company's Arizona HMO also competes with CIGNA, PacifiCare, Aetna and Blue Cross/Blue Shield. The Company's Oregon HMO competes primarily against other HMOs including Kaiser, PacifiCare of Oregon, Providence, Blue Cross Lifewise and Blue Shield Regions, and with various PPOs.

    The Company's HMOs in Connecticut compete for business with commercial insurance carriers, Blue Cross and Blue Shield of Connecticut, Aetna/U.S. Healthcare and more than ten other HMOs. The Company's main competitors in Pennsylvania, New York and New Jersey are Aetna/U.S. Healthcare, Independence Blue Cross, Empire Blue Cross, Oxford Health Plans, AmeriHealth, United Health Care, Horizon Blue Cross and Keystone Health Plan East. The Company's HMO operations in Florida compete for business with Humana Medical Plan, United Health Care, Health Options and Prudential HealthCare, among others.

    In 1999, the Company sold its HMO operations in Louisiana, New Mexico, Oklahoma, Texas and Utah, and a portion of its HMO operations in Washington, and entered into definitive agreements to transition its HMO and indemnity membership in Colorado, Idaho and Washington to third parties. See "Discontinued Operations and Anticipated Divestitures."

    GOVERNMENT REGULATION. The Company believes it is in compliance in all material respects with all current state and federal regulatory requirements applicable to the business being conducted by its subsidiaries. Certain of these requirements are discussed below.

    CALIFORNIA HMO REGULATIONS. California HMOs such as Health Net and certain of the Company's specialty plans are subject to California state regulation, principally by the DOC under the Knox-Keene Act. In 1999, California enacted a law transferring jurisdiction of the Knox-Keene Act to a new agency, the Department of Managed Care, which will become effective no later than July 1, 2000. Among the areas regulated by the Knox-Keene Act are: (i) adequacy of administrative operations, (ii) the scope of benefits required to be made available to members, (iii) manner in which premiums are structured,
(iv) procedures for review of quality assurance, (v) enrollment requirements,
(vi) composition of policy making bodies to assure that plan members have access to representation, (vii) procedures for resolving grievances, (viii) the interrelationship between HMOs and their health care providers, (ix) adequacy and accessibility of the network of health care providers, (x) provider contracts, and (xi) initial and continuing financial viability of the HMO and its risk-bearing providers. Any material modifications to the organization or operations of Health Net are subject to prior review and approval by the DOC. This approval process can be lengthy and there is no certainty of approval. Other significant changes require filing with the DOC, which may then comment and require changes. In addition, under the Knox-Keene Act, Health Net and certain other Company subsidiaries must file periodic reports with, and are subject to periodic review and investigation by, the DOC. Non-compliance with the Knox-Keene Act may result in an enforcement action, fines and penalties, and in egregious cases, limitations on or revocation of the Knox-Keene license.

    The DOC has also required the Company and its Knox-Keene licensed subsidiaries to provide the DOC with a number of undertakings in connection with the FHS Combination and the merger of the Company's two California full-service HMOs in 1998. These undertakings obligate the affected companies to certain requirements not applicable to licensees generally, or prohibit or require regulatory approval preceding the institution of certain changes. While the Company has been permitted to withdraw a number of these undertakings, others remain in effect and constrain the Company's flexibility of operations. The Company does not believe, however, that the remaining undertakings have a material adverse effect on the Company and its licensees taken as a whole.

    FEDERAL HMO REGULATION. Under the Federal Health Maintenance Organization Act of 1973 (the "HMO Act"), services to members must be provided substantially on a fixed, prepaid basis without regard to the actual degree of utilization of services. Premiums established by an HMO may vary from account to account through composite rate factors and special treatment of certain broad classes of members, and through prospective (but not retrospective) rating adjustments. Several of the Company's HMOs are federally qualified in certain parts of their respective service areas under the HMO Act and are therefore subject to the requirements of such act to the extent federally qualified products are offered and sold.

    Additionally, there are a number of recently enacted federal laws that further regulate managed health care. Such legislation includes the Balanced Budget Act of 1997 and the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The primary effects of HIPAA are that it (i) limits pre-existing condition exclusions applicable to individuals changing jobs or moving to individual coverage, (ii) guarantees the availability of health insurance for employees in the small group market and (iii) prevents the exclusion of individuals from coverage under group plans based on health status.

    The Company's Medicare risk contracts are subject to regulation by HCFA. HCFA has the right to audit HMOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with HCFA's contracts and regulations. The Company's Medicaid business is also subject to regulation by HCFA, as well as state agencies.

    PENDING FEDERAL AND STATE LEGISLATION. There are a number of initiatives and regulations currently pending at the federal and state level which could increase regulation of the health care industry. Such legislation includes "managed care reform," "patients bill of rights," regulations under HIPAA and certain other initiatives which, if enacted, could have significant adverse effects on the Company's operations. See "Item 4--Cautionary Statements--Federal and State Legislation." The Company cannot predict the outcome of any of the pending legislative or regulatory proposals, nor the extent to which the Company may be affected by the enactment of any such legislation or regulation.

    OTHER HMO REGULATIONS. In each state in which the Company does business, HMOs must file periodic reports with, and their operations are subject to periodic examination by, state licensing authorities. In addition, each HMO must meet numerous state licensing criteria and secure the approval of state licensing authorities before implementing certain operational changes, including the development of new product offerings and, in some states, the expansion of service areas. To remain licensed, each HMO must continue to comply with state laws and regulations and may from time to time be required to change services, procedures or other aspects of its operations to comply with changes in applicable laws and regulations. HMOs are required by state law to meet certain minimum capital and deposit and/or reserve requirements in each state and may be restricted from paying dividends to their parent corporations under certain circumstances from time to time. Several states have increased minimum capital requirements, pursuant to proposals by the National Association of Insurance Commissioners to institute risk-based capital requirements. Regulations in these and other states may be changed in the future to further increase equity requirements. Such increases could require the Company to contribute additional capital to its HMOs. Any adverse change in governmental regulation or in the regulatory climate in any state could materially impact the HMOs operating in that state. The HMO Act and state laws place various restrictions on the ability of HMOs to price their products freely. The Company must comply with certain provisions of state insurance and similar laws, including regulations governing the Company's ability to seek ownership interests in new HMOs, PPOs and insurance companies, or otherwise expand its geographic markets or diversify its product lines.

    INSURANCE REGULATIONS. State departments of insurance (the "DOIs") regulate insurance and third-party administrator business conducted by certain subsidiaries of the Company (the "Insurance Subsidiaries") pursuant to various provisions of state insurance codes and regulations promulgated thereunder. The Insurance Subsidiaries are subject to various capital reserve and other financial, operating and disclosure requirements established by the DOIs and state laws. The Insurance Subsidiaries must also file periodic reports regarding their activities regulated by the DOIs and are subject to periodic reviews of those activities by the DOIs. The Company must also obtain approval from, or file copies with, the DOIs for all of its group and individual policies prior to issuing those policies. The Company does not believe that the requirements imposed by the DOIs will have a material impact on the ability of the Insurance Subsidiaries to conduct their business profitably.

    NATIONAL COMMITTEE FOR QUALITY ASSURANCE ("NCQA"). NCQA is an independent, non-profit organization that reviews and accredits HMOs and assesses an HMO's quality improvement, utilization management, credentialing process, commitment to members' rights and preventive health services. HMOs that comply with NCQA's review requirements and quality standards receive NCQA accreditation. After an NCQA review is completed, NCQA will issue one of four designations. These are
(i) accreditation for three years; (ii) accreditation for one year;
(iii) provisional accreditation for twelve to eighteen months to correct certain problems with a follow-up review to determine qualification for accreditation; and (iv) not accredited. Foundation Health, A Florida Health Plan, Inc.; Health Net, the Company's HMO in California; and Intergroup Prepaid Health Services of Arizona, Inc., the Company's HMO in Arizona, have all received NCQA accreditations for three years. QualMed Plans for Health, Inc. (Pennsylvania) and QualMed Plans for Health of Western Pennsylvania, Inc. have each received one year provisional accreditation from NCQA. QualMed Plans for Health of Ohio and West Virginia, Inc. applied for NCQA accreditation in October 1998, but did not receive it. Certain of the Company's other Health Plan subsidiaries are in the process of applying for NCQA accreditation.

SERVICE MARKS

    The Company's service marks and/or trademarks include, among others: THE ACUTE CARE ALTERNATIVE-Registered Trademark-, Alliance 2000-SM- Alliance 1000-SM-, Asthmawise-SM-, AVP-SM-, AVP Vision Plans-SM-, BabyWell-SM-, BEING WELL-Registered Trademark-, CARECAID-Registered Trademark-, CMP-Registered Trademark-, COMBINED CARE-Registered Trademark-, COMBINED CARE PLUS-SM-, COMMUNITY MEDICAL PLAN, INC. and design-Registered Trademark-, A CURE FOR THE COMMON HMO-Registered Trademark-, Feetbeat Worksite Walking Program-SM-, FIRM SOLUTIONS-Registered Trademark-, FLEX ADVANTAGE-Registered Trademark-, FLEX NET-SM-, FOUNDATION HEALTH and design-Registered Trademark-, FOUNDATION HEALTH GOLD-Registered Trademark-, Foundation Health Systems-SM-, HANK-Registered Trademark-, HANK and design-Registered Trademark-, HEALTH NET-Registered Trademark-, Health Net ACCESS-SM-, Health Net Comp.24-SM-, Health Net ELECT-SM-, Health Net INSIGHT-SM-, Health Net OPTIONS-SM-, Health Net SELECT-SM-, Health Net Seniority Plus-SM-, Health Smart and design-SM-, Healthworks (stylized)-SM-, Heart & Soul-SM-, IMET and design-Registered Trademark-, Indian design-Registered Trademark-, INDIVIDUAL PREFERRED PPO-Registered Trademark-, InterCare-SM-, InterComp-SM-, InterFlex-SM-, Inter Mountain Employers Trust-SM-, InterPlus-SM-, LIFE WITH DIGNITY AND HOPE-Registered Trademark-, MAKING QUALITY HEALTH CARE AFFORDABLE-Registered Trademark-, M.D. Health Plan Personal Medical Management-SM-, On the Road to Good Health-SM-, PHYSICIANS HEALTH SERVICES-Registered Trademark-, QUALASSIST-Registered Trademark-, QUALADMIT-Registered Trademark-, QUALCARE-Registered Trademark-, QUALCARE PREFERRED-Registered Trademark-, QUAL-MED-Registered Trademark-, QUALMED-SM-, QUALMED HEALTH & LIFE INSURANCE COMPANY-Registered Trademark-, QUALMED PLANS FOR HEALTH-Registered Trademark-, Rapid Access-SM-, SENIOR SECURITY-Registered Trademark-, SENIOR VALUE-Registered Trademark-, Someone at Your Side-SM-, Sun/Mountain design-Registered Trademark-, The Final Piece of the Healthcare Puzzle-SM-, VitalLine-SM-, VITALTEAM-Registered Trademark-, WELL MANAGED CARE RIGHT FROM THE START-Registered Trademark-, WELL REWARDS-Registered Trademark-, Well Woman-SM-, Wise Choice-SM-, WORKING WELL TOGETHER-Registered Trademark-, and Your Partner in Healthy Living-SM-, and certain designs related to the foregoing.

    The Company utilizes these and other marks in connection with the marketing and identification of products and services. The Company believes such marks are valuable and material to its marketing efforts.

EMPLOYEES

    The Company currently employs approximately 12,000 employees, excluding temporary employees. Such employees perform a variety of functions, including administrative services for employers, providers and members, negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers, handling claims for payment of hospital and other services, and providing data processing services. The Company's employees are not unionized and the Company has not experienced any work stoppage since its organization. The Company considers its relations with its employees to be very good.

    In connection with the FHS Combination, the Company adopted a significant restructuring plan which provides for a workforce reduction, the consolidation of employee benefit plans and the consolidation of certain office locations, which the Company has been effectuating. In addition, the Company's substantial completion of its divestiture program in 1999 resulted in additional workforce reductions and operational consolidations.

ITEM 2. PROPERTIES

    The Company leases office space for its principal executive offices in Woodland Hills, California and its offices in Rancho Cordova, California.

    The Woodland Hills facility, with approximately 410,000 square feet, is leased pursuant to two leases, the earlier of which expires in December 2001 with respect to 300,000 square feet. The Company has a right to renew each of such leases. The aggregate rent for the two leases for 1999 was approximately $11.1 million. The Company's principal executive offices are located in the Woodland Hills facility, as are much of the Company's California HMO operations.

    The Company and its subsidiaries also lease an aggregate of approximately 390,000 square feet of office space in Rancho Cordova, California. The Company's aggregate rent obligations under these leases were approximately $6.1 million in 1999. These leases expire at various dates through January 2003. The Rancho Cordova facilities serve as a regional data processing center and house certain Specialty Services and California HMO operations.

    The Company also leases a total of approximately 250,000 square feet of office space in Irvine, California and San Rafael, California for certain Specialty Services operations. In addition to the Company's office space referenced above, the Company and its subsidiaries lease approximately 140 sites in 23 states, comprising roughly 1.85 million square feet of space.

    In addition, the Company owns facilities comprising, in the aggregate, nearly 1.1 million square feet of space. These facilities include headquarters for the Company's health plan subsidiaries in Connecticut and Arizona, as well as data processing facilities located in Rancho Cordova, California. The Company is currently considering the sale of certain care centers in California and Arizona.

    In August 1999, in connection with the Company's wind down of its business in Colorado, the Company sold its regional claims processing facility and accompanying real estate in Pueblo, Colorado, including certain equipment and other assets located at the facility. See "Discontinued Operations and Anticipated Divestitures." Such facility consisted of approximately 72,500 square feet of office space. The Company is in the process of selling certain remaining facilities in Pueblo, Colorado. Also in August 1999, the Company sold two Southern California hospitals owned and operated by the Company, which hospitals comprised approximately 250,000 square feet of space.

    Management believes that its ownership and rental costs are consistent with those available for similar space in the applicable local area. The Company's properties are well maintained, considered adequate and are being utilized for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS

MEDAPHIS CORPORATION

    In July 1996, the Company's predecessor, HSI, the owner of 1,234,544 shares of Series F Preferred Stock of Health Data Sciences Corporation ("HDS"), voted its HDS shares in favor of the acquisition of HDS by Medaphis Corporation ("Medaphis"). HSI received as the result of the acquisition 976,771 shares of Medaphis common stock in exchange for its Series F Preferred Stock. In November 1996, HSI filed a lawsuit against Medaphis and its former Chairman and Chief Executive Officer. The Company alleged that Medaphis and certain insiders deceived the Company by presenting materially false financial statements and by failing to disclose that Medaphis would shortly reveal a "write off" of up to $40 million in reorganization costs and would lower its earnings estimate for the following year, thereby more than halving the value of the Medaphis shares received by the Company.

    In September 1999, the Company and Medaphis (which changed its name to Per-Se Technologies, Inc. ("Per-Se")) entered into a Settlement Agreement and Release pursuant to which the Company received net proceeds of approximately $25 million consisting of cash from Per-Se and Per-Se's insurers and proceeds from the sale of both the 976,771 shares of Medaphis (now Per-Se) common stock then owned by the Company and additional shares of Per-Se common stock issued to the Company as part of the settlement. In exchange, the Company and Per-Se terminated the ongoing litigation and granted each other a general release.

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

PAY V. FOUNDATION HEALTH SYSTEMS, INC.

    On November 22, 1999, a complaint was filed in the United States District Court for the Southern District of Mississippi in a lawsuit entitled PAY V. FOUNDATION HEALTH SYSTEMS, INC. (2:99CV329). The two count complaint seeks certification of a nationwide class action and alleges that cost containment measures used by FHS-affiliated health maintenance organizations, preferred provider organizations and point-of-service health plans violate provisions of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal Employee Retirement Income Security Act ("ERISA"). The action seeks unspecified damages and injunctive relief. On January 24, 2000, FHS filed a motion to stay consideration of class certification issues until the resolution of a motion to transfer or dismiss the action for lack of jurisdiction and venue. On January 25, 2000, the court stayed the case pending resolution of matters in an action pending in the Southern District of Mississippi against Humana, Inc. Management believes the suit is without merit and intends to vigorously defend the action.

BAJA INC. V. LOS ANGELES MEDICAL MANAGEMENT CORP., EAST LOS ANGELES DOCTORS
  HOSPITAL FOUNDATION, INC.

    In September 1983, a lawsuit was filed in Los Angeles Superior Court by Baja Inc. ("Baja") against East Los Angeles Doctors Hospital Foundation, Inc. ("Hospital") and Century Medicorp ("Century") arising out of a multi-phase written contract for operation of a pharmacy at the Hospital during the period September 1978 through September 1983. In October 1992, Foundation Health Corporation, now a subsidiary of the Company, acquired the Hospital and Century, and thereafter continued the vigorous defense of this action. In August 1993, the Court awarded Baja $549,532 on a portion of its claim. In December 1994, the Court concluded that Baja also could seek certain additional damages subject to proof. On July 5, 1995, the Court awarded Baja an additional $1,015,173 (plus interest) in lost profits damages. In October 1995, both of the parties appealed. The Court of Appeal reversed portions of the judgment, directing the trial court to conduct additional hearings on Baja's damages. In January 2000, after further proceedings on the issue of Baja's lost profits, the Court awarded Baja an additional $4,996,019, plus prejudgment interest. The Company is in the process of preparing appropriate post trial motions in this case, and is also considering an appeal of the Court's final judgment.

STATE OF CONNECTICUT V. PHYSICIANS HEALTH SERVICES, INC.

    Physicians Health Services, Inc. ("PHS"), a subsidiary of the Company, was sued on Dec. 14, 1999 in the United States District Court in Connecticut by the Attorney General of Connecticut, Richard Blumenthal, acting on behalf of a group of state residents. The lawsuit is premised on ERISA, and alleges that PHS has violated its duties under that Act by managing its prescription drug formulary in a manner that serves its own financial interest rather than those of plan beneficiaries. The suit seeks to have PHS revamp its formulary system, and to provide patients with written denial notices and instructions on how to appeal. PHS intends to defend the suit vigorously, and has filed a motion to dismiss which asserts that the state residents the Attorney General purports to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that his office lacks standing to bring the suit and that the allegations fail to state a claim under ERISA. The State must file an answer to the motion by March 15, 2000, and a decision is expected this spring.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the security holders of the Company, either through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1999.

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

    Under the Credit Agreement, as amended pursuant to a Letter Agreement dated as of March 27, 1998, the First Amendment and Waiver to Credit Agreement dated as of April 6, 1998, the Second Amendment to Credit Agreement dated as of July 31, 1998, the Third Amendment to Credit Agreement dated as of November 6, 1998 and the Fourth Amendment of Credit Agreement dated as of March 26, 1999 (collectively, the "Amendments") with the Banks, the Company is: (i) obligated to maintain certain covenants keyed to the Company's financial condition and performance (including a Total Leverage Ratio and Fixed Charge Ratio);
(ii) obligated to limit liens; (iii) subject to customary covenants, including
(A) disposition of assets only in the ordinary course and generally at fair value and (B) restrictions on acquisitions, mergers, consolidations, loans, leases, joint ventures, contingent obligations and certain transactions with affiliates; and (iv) permitted to incur additional indebtedness in an aggregate amount not to exceed $1,000,000,000 upon certain terms and conditions. The Credit Agreement also provides for mandatory prepayment of the outstanding loans under the Credit Agreement with a certain portion of the proceeds from the issuance of such indebtedness and from the sales of assets, resulting in a permanent reduction of the aggregate amount of commitments under the Credit Agreement by the amount so prepaid. As of December 31, 1999, the maximum commitment level permitted under the Credit Agreement was approximately $1.37 billion, of which approximately $330 million remained available. The Amendments also provided for an increase in the interest and facility fees under the Credit Agreement.

SHAREHOLDER RIGHTS PLAN

    On May 20, 1996, the Board of Directors of the Company declared a dividend distribution of one right (a "Right") for each outstanding share of the Company's Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"), to stockholders of record at the close of business on July 31, 1996 (the "Record Date"). The Board of Directors of the Company also authorized the issuance of one Right for each share of Common Stock issued after the Record Date and prior to the earliest of the Distribution Date (as defined below), the redemption of the Rights and the expiration of the Rights, and in certain other circumstances. Rights will attach to all Common Stock certificates representing shares then outstanding and no separate Rights certificates will be distributed. Subject to certain exceptions contained in the Rights Agreement dated as of June 1, 1996 by and between the Company and Harris Trust and Savings Bank, as Rights Agent (the "Rights Agreement"), the Rights will separate from the Common Stock in the event any person acquires 15% or more of the outstanding Class A Common Stock, the Board of Directors of the Company declares a holder of 10% or more of the outstanding Class A Common Stock to be an "Adverse Person," or any person commences a tender offer for 15% or more of the Class A Common Stock (each event causing a "Distribution Date").

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

THE CALIFORNIA WELLNESS FOUNDATION

    Pursuant to the Amended California Wellness Foundation Shareholder Agreement, dated as of January 28, 1992 (the "CWF Shareholder Agreement"), by and among the Company, The California Wellness Foundation (the "CWF"), and certain stockholders (the "HNMH Stockholders") of HN Management Holdings, Inc. (a predecessor to the Company) ("HNMH") named therein, the CWF was subject to various volume and manner of sale restrictions specified in the CWF Shareholder Agreement which limited the number of shares of Class B Common Stock that the CWF could dispose of prior to December 31, 1998. The CWF and the Company are also party to a Registration Rights Agreement dated as of March 2, 1995 (the "CWF Registration Rights Agreement") pursuant to which the CWF has the right to demand registration for sale in underwritten public offerings of up to 8,026,298 shares of Class B Common Stock.

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

    As a result of various sales of Class B Common Stock by CWF, CWF has gradually reduced its holdings and, as of March 17, 2000, held 563,742 shares of Class B Common Stock. On November 15, 1999, $13,482,745, representing the remaining principal and interest under the CWF Notes, was paid off. As a result, the CWF Notes are no longer outstanding.

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

    MEDICAL MANAGEMENT. The Company's profitability is dependent, to a large extent, upon its ability to accurately project and manage health care costs, including without limitation, appropriate benefit design, utilization review and case management programs, and to secure appropriate risk-sharing arrangements with providers, while providing members with quality health care. For example, high out-of-network utilization of health care providers and services may have significant adverse affects on the Company's ability to manage health care costs and member utilization of health care. There can be no assurance that the Company through its medical management programs will be able to continue to manage medical costs sufficiently to restore and/or maintain profitability in all of its product lines.

    FEDERAL AND STATE LEGISLATION. There are numerous legislative proposals currently before Congress and the state legislatures which, if enacted, could materially affect the managed health care industry and the regulatory environment. Recent financial difficulties of certain health care service providers and plans and/or continued publicity of the health care industry could alter or increase legislative consideration of these or additional proposals. These proposals include "managed care reform," "patients bill of rights" and certain other initiatives which, if enacted, could have significant adverse effects on the Company's operations. Such measures propose, among other things, to:

    - expand a health plan's exposure to tort and other liability, under federal and/or state law, including for coverage determinations and provider malpractice and care decisions;

    - restrict a health plan's ability to limit coverage to medically necessary care;

    - require third party review of certain care decisions;

    - expedite or modify grievance and appeals procedures;

    - mandate certain benefits and services that could increase costs;

    - limit a health plan's ability to use medical information for managed care coordination, disease management and research;

    - mandate additional administrative oversight and structure for handling medical information;

    - restrict a health plan's ability to select and/or terminate providers; and

    - restrict or eliminate the use of prescription drug formularies.

    In particular, the Department of Health and Human Services has proposed certain regulations under the Health Insurance Portability and Accountability Act of 1996. Currently, the primary effects of HIPAA are that it (i) limits pre-existing condition exclusions applicable to individuals changing jobs or moving to individual coverage, (ii) guarantees the availability of health insurance for employees in the small group market and (iii) prevents the exclusion of individuals from coverage under group plans based on health status. The proposed regulations under HIPAA could significantly impact how individually identifiable health information is stored and disclosed, as well as materially increase the responsibilities, and potential liabilities, of parties who handle such information. While such regulations have not yet been enacted and are subject to change, there can be no assurance that such regulations or similar regulations will not be enacted.

    The Company cannot predict the outcome of any of these legislative or regulatory proposals, nor the extent to which the Company may be affected by the enactment of any such legislation or regulation. Legislation or regulation which causes the Company to change its current manner of operation or increases its exposure to liability could have a material adverse effect on the Company's results of operations, financial condition and ability to compete.

    COMPETITION. The Company competes with a number of other entities in the geographic and product markets in which it operates, some of which other entities may have certain characteristics, capabilities or resources which give them an advantage in competing with the Company. These competitors include HMOs, PPOs, self-funded employers, insurance companies, hospitals, health care facilities and other health care providers. The Company believes there are few barriers to entry in these markets, so that the addition of new competitors can readily occur. Certain of the Company's customers may decide to perform for themselves functions or services currently provided by the Company, which could result in a decrease in the Company's revenues. Certain of the Company's providers may decide to market products and services to Company customers in competition with the Company. In addition, significant merger and acquisition activity has occurred in the industry in which the Company operates as well as in industries which act as suppliers to the Company such as the hospital, physician, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. Provider service organizations may be created by health care providers to offer competing managed care products. To the extent that there is strong competition or that competition intensifies in any market, the Company's ability to retain or increase customers, its revenue growth, its pricing flexibility, its control over medical cost trends and its marketing expenses may all be adversely affected.

    PROVIDER RELATIONS. One of the significant techniques the Company uses to manage health care costs and utilization and to monitor the quality of care being delivered is to contract with physicians, hospitals and other providers. Because of the large number of providers with which the Company's health plans contract, the Company currently believes it has a limited exposure to provider relations issues. In any particular market, however, providers could refuse to contract with the Company, demand higher payments or take other actions which could result in higher health care costs, less desirable products for customers and members, insufficient provider access for current members or to support growth, or difficulty in meeting regulatory or accreditation requirements.

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

    The Company contracts with providers in California and to a lesser degree in other areas, primarily through capitation fee arrangements. Under a capitation fee arrangement, the Company pays the provider a fixed amount per member on a regular basis and the provider accepts the risk of the frequency and cost of member utilization of services. Providers who enter into such arrangements generally contract with specialists and other secondary providers to provide services not offered by the primary provider. The inability of providers to properly manage costs under capitation arrangements can result in financial instability of such providers and the termination of their relationship with the Company. In addition, payment or other disputes between the primary provider and specialists with whom it contracts can result in a disruption in the provision of services to the Company's members or a reduction in the services available. A primary provider's financial instability or failure to pay secondary providers for services rendered could lead secondary providers to demand payment from the Company, even though the Company has made its regular capitated payments to the primary provider. Depending on state law, the Company could be liable for such claims. In California, the liability of the Company's HMO subsidiaries for unpaid provider claims has not been definitively settled. There can be no assurance that the Company's subsidiaries will not be liable for unpaid provider claims. There can also be no assurance that providers with whom the Company contracts will properly manage the costs of services, maintain financial solvency or avoid disputes with secondary providers, the failure of any of which could have an adverse effect on the provision of services to members and the Company's operations.

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

    The managed health care industry has recently received a significant amount of negative publicity. Such general publicity, or any negative publicity regarding the Company in particular, could adversely affect the Company's ability to sell its products or services, could require changes to the Company's products or services, or could create regulatory problems for the Company. In this connection, certain of the Company's subsidiaries have experienced significant negative enrollment trends in certain lines of business. Furthermore, the managed care industry recently has experienced significant merger and acquisition activity. Speculation, uncertainty or negative publicity about the Company or certain of its lines of business could adversely affect the ability of the Company to market its products.

    GOVERNMENT PROGRAMS AND REGULATION. The Company's business is subject to extensive federal and state laws and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements and periodic examinations by governmental agencies. The laws and rules governing the Company's business and interpretations of those laws and rules are subject to frequent change. For example, as described earlier in this Annual Report on Form 10-K, in the section entitled "California HMO Regulations," the California legislature has recently made significant changes to the laws regulating HMOs operating in that state. Existing or future laws and rules could force the Company to change how it does business and may restrict the Company's revenue and/or enrollment growth, and/or increase its health care and administrative costs, and/or increase the Company's exposure to liability with respect to members, providers or others. In particular, the Company's HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates, and approval of policy language and benefits. Although such regulations have not significantly impeded the growth of the Company's business to date, there can be no assurance that the Company will be able to continue to obtain or maintain required governmental approvals or licenses or that regulatory changes will not have a material adverse effect on the Company's business. Delays in obtaining or failure to obtain or maintain such approvals, or moratoria imposed by regulatory authorities, could adversely affect the Company's revenue or the number of its members, increase costs or adversely affect the Company's ability to bring new products to market as forecasted. In addition, efforts to enact changes to Medicare could impact the structure of the Medicare program, benefit designs and reimbursement. Changes to the current operation of the Company's Medicare services could have a material adverse affect on the Company's results of operations.

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

    The amount of government receivables set forth in the Company's financial statements represents the Company's best estimate of the government's liability. As of December 31, 1999, the Company's government receivables were $290.3 million. The receivables are estimates and generally subject to government audit and negotiation. In addition, inherent in government contracts are an uncertainty of and vulnerability to government disagreements. The final amounts actually received by the Company may be significantly greater or less than the amounts recognized by the Company.

    MANAGEMENT INFORMATION SYSTEMS. The Company's business is significantly dependent on effective information systems. The information gathered and processed by the Company's management information systems assists the Company in, among other things, pricing its services, monitoring utilization and other cost factors, processing provider claims, billing its customers on a timely basis and identifying accounts for collection. The Company's customers and providers also depend upon the Company's information systems for membership verification, claims status and other information. The Company has many different information systems for its various businesses and such systems require continual maintenance, upgrading and enhancement to meet the Company's operational needs. Moreover, the merger, acquisition and divestiture activity of the Company requires frequent transitions to or from, and the integration of, various information management systems. The Company is in the process of attempting to reduce the number of its systems and also to upgrade and expand its information systems capabilities. Any difficulty associated with the transition to or from information systems, any inability or failure to properly maintain management information systems, or any inability or failure to successfully update or expand processing capability in the future in accordance with the Company's business needs, could result in operational disruptions, loss of existing customers and difficulty in attracting new customers, customer and provider disputes, regulatory problems, increases in administrative expenses and/or other adverse consequences. In addition, the Company may, from time-to-time, obtain significant portions of its systems-related or other services or facilities from independent third parties which may make the Company's operations vulnerable to such third parties' failure to perform adequately.

    The Company undertook an extensive effort to assess and modify its computer applications and business processes to provide for their continued functionality in light of the "Year 2000" issue. The "Year 2000" issue is the result of computer programs having been written in a language that used two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software and the outdated software language may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, prepare invoices or engage in normal business activities.

    As of March 15, 2000, the Company has not identified any significant disruptions or operational problems resulting from Year 2000 issues. In addition, the Company is not aware of any significant problems experienced by delegated authorities or strategically important third parties that would have a material adverse impact on the Company's operations. There can be no assurance, however, that the Company will not still experience significant disruptions or operational problems related to Year 2000 issues, including as a result of Year 2000 problems experienced by third parties.

    The costs of the Company's Year 2000 project are set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Stockholders attached as an exhibit to this Annual Report on Form 10-K.

    ADMINISTRATION AND MANAGEMENT. The level of administrative expense is a partial determinant of the Company's profitability. While the Company attempts to effectively manage such expenses, increases in staff-related and other administrative expenses may occur from time to time due to business or product start-ups or expansions, growth or changes in business, acquisitions, regulatory requirements or other reasons. Such expense increases are not clearly predictable and increases in administrative expenses may adversely affect results.

    The Company currently believes it has a relatively experienced, capable management staff. Loss of certain managers or a number of such managers could adversely affect the Company's ability to administer and manage its business.

    MANAGEMENT OF GROWTH. The Company has made several large acquisitions in recent years, and continues to explore acquisition opportunities. Failure to effectively integrate acquired operations could result in increased administrative costs or customer confusion or dissatisfaction. The Company may also not be able to manage this growth effectively, including not being able to continue to develop processes and systems to support growing operations. There can be no assurance that the Company will be able to maintain its historic growth rate or efficiently or effectively expand its operations.

    POTENTIAL DIVESTITURES. In 1999, the Company substantially completed a program to divest certain non-core assets. There can be no assurance that indemnification obligations, unknown liabilities or unforeseen post-transaction costs related to such transactions will not have an adverse effect on the Company's business or financial condition. Furthermore, there can be no assurance that, having divested such non-core operations, the Company will be able to achieve greater profitability, or any profitability, strengthen its core operations or compete more effectively in its existing markets. In addition, the Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and is reviewing from a strategic standpoint which of its businesses or operations should be divested. Entering into, evaluating or consummating divestiture transactions may entail certain risks and uncertainties in addition to those which may result from any such change in the Company's business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities or unforeseen administrative needs, any of which could result in reduced revenues, increased charges, post-transaction administrative costs or could otherwise have a material adverse effect on the Company's business, financial condition or results of operations. See "Discontinued Operations and Anticipated Divestitures."

    LOSS RESERVES. The Company's loss reserves are estimates of future costs based on various assumptions. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicious administration of claims, medical costs and other factors. Included in the loss reserves are estimates for the costs of services which have been incurred but not reported ("IBNR"). Estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations. Such estimates are subject to the impact of changes in the regulatory environment and economic conditions. Given the inherent variability of such estimates, the actual liability could differ significantly from the amounts provided. Moreover, if the assumptions on which the estimates are based prove to be incorrect and reserves are inadequate to cover the Company's actual experience, the Company's financial condition could be adversely affected.

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

    STOCK MARKET. Recently, the market prices of the securities of certain of the publicly-held companies in the industry in which the Company operates have shown volatility and sensitivity in response to many factors, including public communications regarding managed care, legislative or regulatory actions, litigation or threatened litigation, health care cost trends, pricing trends, competition, earning or membership reports of particular industry participants, and acquisition activity. There can be no assurances regarding the level or stability of the Company's share price at any time or the impact of these or any other factors on the share price.

RECENT DEVELOPMENTS

    PHARMACY BENEFITS MANAGEMENT ASSETS. On March 31, 1999, the Company completed the sale to Advance Paradigm of the capital stock of Foundation Health Pharmaceutical Services, Inc., and certain pharmacy benefit management assets of Integrated Pharmaceutical Services for approximately $65 million in cash. In addition, the Company and Advance Paradigm entered into a services agreement, whereby Advance Paradigm provides to the Company's Health Plan Divisions certain pharmacy benefit management services, primarily, processing of claims with respect to pharmacy benefits, mail order service and retail pharmacy network management. For a period of five years, the Company may not compete with respect to such services in any market in which Advance Paradigm conducts business, subject to certain exceptions.

    LOUISIANA, OKLAHOMA AND TEXAS HMO OPERATIONS. On April 30, 1999, the Company completed the sale of its HMO operations in the states of Texas, Louisiana and Oklahoma to AmCareco, Inc. As part of the transaction, the Company received convertible preferred stock of the buyer and cash in excess of certain statutory surplus and minimum working capital requirements of the plans sold.

    PREFERRED HEALTH NETWORK, INC. In May 1999, the Company sold the capital stock of Preferred Health Network, Inc., a PPO network ("PHN"), to Beyond Benefits, Inc. PHN and the Company, or certain affiliates thereof, entered into agreements at closing to provide each other with certain continued access to each other's networks.

    SOUTHERN CALIFORNIA HOSPITALS. In August 1999, the Company sold East Los Angeles Doctor's Hospital and Memorial Hospital of Gardena, two Southern California hospitals, to HealthPlus+ Corporation and certain affiliated entities. Certain subsidiaries of the Company continue to maintain contractual arrangements with the hospitals following the sale.

    FHPA. In September 1999, the Company sold the capital stock of Foundation Health Preferred Administrators, Inc., a third-party administrator subsidiary of the Company, to Capitol Administrators, Inc.

    NEW MEXICO OPERATIONS. In September 1999, the Company sold the capital stock of QualMed Plans for Health, Inc., the Company's HMO subsidiary in the state of New Mexico, to Health Care Horizons, Inc.

    UTAH OPERATIONS. In October 1999, the Company sold the outstanding capital stock of Intergroup of Utah, Inc., the Company's HMO subsidiary in the state of Utah, to Altius Health Plans Inc.

    HN REINSURANCE LIMITED. In October 1999, the Company sold the outstanding capital stock of HN Reinsurance Limited, a Cayman Island reinsurance subsidiary, to AmCareco, Inc.

    COLORADO OPERATIONS. Effective November 16, 1999, the Company commenced the transition of its membership in Colorado to PacifiCare of Colorado, Inc. ("PacifiCare-CO") pursuant to a definitive agreement with PacifiCare-CO. The Company believes the transition will be completed during the first half of 2000. Pursuant to the definitive agreement, PacifiCare-CO is offering replacement coverage to substantially all of the Company's Colorado HMO membership and PacifiCare Life Assurance Company is issuing replacement indemnity coverage to substantially all of the Company's Colorado POS membership. PacifiCare-CO is offering to enroll such HMO members at the earliest date possible in comparable PacifiCare-CO benefit plans within PacifiCare-CO's service area at PacifiCare's rates.

    In August 1999, in connection with the Company's wind down of its business in Colorado, the Company sold its regional claims processing facility and accompanying real estate in Pueblo, Colorado, including certain equipment and other assets located at the facility, to the Pueblo Economic Development Company for total aggregate proceeds of approximately $5 million and certain other consideration (including a complete release from the City of Pueblo of liabilities arising out of certain agreements between the City and the Company).

    WASHINGTON OPERATIONS. In December 1999, the Company sold the capital stock of QualMed Washington Health Plan, Inc., the Company's HMO subsidiary in the state of Washington ("QM-Washington"), to American Family Care Inc. ("AFC"). AFC assumed control of the health-plan license and acquired the Medicaid and Basic Health Plan membership of QM-Washington. The commercial HMO membership of QM-Washington is being transitioned to PacifiCare of Washington, Inc. ("PacifiCare-WA"), Premera Blue Cross and Blue Cross of Idaho pursuant to definitive agreements with such companies. As part of such agreements, PacifiCare-WA will offer replacement coverage to QM-Washington's HMO and POS groups in western Washington, Premera Blue Cross will offer replacement coverage to substantially all of QM-Washington's HMO and POS group membership in eastern Washington and Blue Cross of Idaho will offer replacement coverage for certain members who reside in Idaho. Replacement coverage will consist of the new company's benefit plans in the new company's service areas at the new company's rates. The transition commenced on January 1, 2000 and is anticipated to be substantially completed during the first half of 2000.

    MEDAPHIS. In July 1996, the Company's predecessor, HSI, the owner of 1,234,544 shares of Series F Preferred Stock of Health Data Sciences Corporation ("HDS"), voted its HDS shares in favor of the acquisition of HDS by Medaphis Corporation ("Medaphis"). HSI received as the result of the acquisition 976,771 shares of Medaphis common stock in exchange for its Series F Preferred Stock. In November 1996, HSI filed a lawsuit against Medaphis and its former Chairman and Chief Executive Officer. The Company alleged that Medaphis and certain insiders deceived the Company by presenting materially false financial statements and by failing to disclose that Medaphis would shortly reveal a "write off" of up to $40 million in reorganization costs and would lower its earnings estimate for the following year, thereby more than halving the value of the Medaphis shares received by the Company.

    In September 1999, the Company and Medaphis (which changed its name to Per-Se Technologies, Inc. ("Per-Se")) entered into a Settlement Agreement and Release pursuant to which the Company received net proceeds of approximately $25 million consisting of cash from Per-Se and Per-Se's insurers and proceeds from the sale of both the 976,771 shares of Medaphis (now Per-Se) common stock then owned by the Company and additional shares of Per-Se common stock issued to the Company as part of the settlement. In exchange, the Company and Per-Se terminated the ongoing litigation and granted each other a general release.

    MEDPARTNERS PROVIDER NETWORK, INC. On March 11, 1999, MedPartners Provider Network, Inc. ("MPN"), a Knox-Keene licensed entity and a subsidiary of MedPartners, Inc., a publicly-held physician practice and pharmacy benefit management company (now known as Caremark Rx, Inc.) was placed into conservatorship by the State of California under Section 1393(c) of the California Health and Safety Code. The conservator immediately filed a petition under Chapter 11 of the Bankruptcy Code on behalf of MPN.

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

    REAL ESTATE TRANSACTIONS. During 1999, the Company completed the sale of nine health care centers for net proceeds of approximately $17.6 million. Such care centers were part of fourteen care centers originally leased to, and subsequently vacated by, FPA Medical Management, Inc. As of March 17, 2000, the Company has sold twelve such care centers. As set forth above, in August 1999, in connection with the Company's wind down of its business in Colorado, the Company sold its regional claims processing facility and accompanying real estate in Pueblo, Colorado, including certain equipment and other assets located at the facility, to the Pueblo Economic Development Company for total aggregate proceeds of approximately $5 million and certain other consideration. In addition, in 1999, the Company sold a land parcel in Roseville, California and certain other real estate located in Pueblo, Colorado for aggregate net proceeds of approximately $913,000.

    FOHP. In 1997, the Company purchased convertible and nonconvertible debentures of FOHP, Inc., a New Jersey corporation ("FOHP"), in the aggregate principal amounts of approximately $80.7 million and $24 million, respectively. In 1997 and 1998, the Company converted certain of the convertible debentures into shares of Common Stock of FOHP, resulting in the Company owning 99.6% of the outstanding common stock of FOHP. The nonconvertible debentures mature on December 31, 2002.

    Effective January 1, 1999, Physicians Health Services of New Jersey, Inc., a New Jersey HMO wholly-owned by the Company, merged with and into First Option Health Plan of New Jersey ("FOHP-NJ"), a New Jersey HMO subsidiary of FOHP, and FOHP-NJ changed its name to Physicians Health Services of New Jersey, Inc. ("PHS-NJ"). Effective July 30, 1999, upon approval by the stockholders of FOHP at a special meeting, a wholly-owned subsidiary of the Company merged into FOHP and FOHP became a wholly-owned subsidiary of the Company. In connection with the merger, the former minority shareholders of FOHP are entitled to either $0.25 per share (the value per FOHP share as of December 31, 1998 as determined by an outside appraiser) or payment rights which entitle the holders to receive as much as $15.00 per payment right on or about July 1, 2001, provided certain hospital and other provider participation conditions are met. Additional consideration of $2.25 per payment right will be paid to certain holders of the payment rights if PHS-NJ achieves certain annual returns on common equity and the participation conditions are met.

    QUALMED PLANS FOR HEALTH OF PENNSYLVANIA, INC. Effective December 31, 1998, the Company purchased the minority interests in QualMed Plans for Health of Pennsylvania, Inc. ("QualMed-PA"), a then majority-owned subsidiary of the Company. Previously, the Company owned approximately 83% of the common stock of QualMed-PA. In January 1999, the Company transferred certain assets of QualMed-PA, including the assets relating to its preferred provider organization, MaxNet-Registered Trademark-, to Preferred Health Network, Inc., then another wholly-owned subsidiary of the Company. As set forth above in this "Recent Developments," the Company subsequently sold the capital stock of Preferred Health Network, Inc.

    INSURANCE SUBSIDIARIES. In July 1999, the Company completed the restructuring of certain of its insurance subsidiaries by merging Foundation Health National Life Insurance Company ("FHNL") with Foundation Health Systems Life and Health Insurance Company ("FHS Life") under a holding company subsidiary of the Company, FHS Life Holdings Company, Inc.

    GEM INSURANCE COMPANY. Since October of 1997, Gem Insurance Company ("Gem"), a subsidiary of the Company, has implemented a restructuring plan to reduce operating losses and its in-force insurance risk. As part of such restructuring, Gem is withdrawing from certain insurance markets. Upon completion of its current withdrawals, Gem will be operating in only two states. As of December 31, 1999, the number of Gem's insureds was under 1,000. Currently, Foundation Health Systems Life and Health Insurance Company, a subsidiary of the Company, services Gem's insureds through an administrative services agreement between the companies. The Company is reviewing the possibility of winding up the operations of Gem or merging such operations into another insurance subsidiary of the Company.

OTHER POTENTIAL DIVESTITURES

    CERTAIN OTHER OPERATIONS. The Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and is reviewing from a strategic standpoint which of such businesses or operations should be divested.

NEW VENTURES GROUP

    The Company believes that the Internet and related new technologies will fundamentally change managed care organizations. Accordingly, the Company has created a New Ventures Group to focus on the strategic direction of the Company in light of the Internet and related technologies and to pursue opportunities consistent with such direction. Currently, the Company is developing collaborative approaches with business partners to transform their existing assets and expertise into new e-business opportunities. The Company believes that net-enabled connectivity among purchasers, consumers, managed care organizations, providers and other trading partners is a prerequisite to creating and capturing e-business opportunities. The Company is currently developing business concepts to take advantage of those market opportunities that provide value to consumers, purchasers of benefits and the providers of medical and health care services.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following table sets forth the high and low sales prices of the Company's Class A Common Stock, par value $.001 per share (the "Class A Common Stock"), on The New York Stock Exchange, Inc. ("NYSE") since January 2, 1998.

                                                                 HIGH           LOW
                                                              -----------   -----------
Calendar Quarter--1998
  First Quarter.............................................  29 1/16       22 1/4
  Second Quarter............................................  32 5/8        25 3/8
  Third Quarter.............................................  26 7/8         9
  Fourth Quarter............................................  15 3/4         5 7/8

Calendar Quarter--1999
  First Quarter.............................................  12 7/16        7 11/16
  Second Quarter............................................  20 1/16       10 13/16
  Third Quarter.............................................  16 15/16       8 7/8
  Fourth Quarter............................................  10 1/2         6 1/4

Calendar Quarter--2000
  First Quarter (through March 17, 2000)....................  11 11/16       7 7/8

    On March 17, 2000, the last reported sales price per share of the Class A Common Stock was $7 15/16 per share.

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

HOLDERS

    As of March 17, 2000, there were approximately 2,000 holders of record of Class A Common Stock. The California Wellness Foundation (the "CWF") is the only holder of record of the Company's Class B Common Stock, par value $.001 per share (the "Class B Common Stock"), which constitutes less than 1% of the Company's aggregate equity. Under the Company's Fourth Amended and Restated Certificate of Incorporation, shares of the Company's Class B Common Stock have the same economic benefits as shares of the Company's Class A Common Stock, but are non-voting. Upon the sale or other transfer of shares of

Class B Common Stock by the CWF to an unrelated third party, such shares automatically convert into Class A Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is set forth in the Company's Annual Report to Stockholders on page 1, and is incorporated herein by reference and made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is set forth in the Company's Annual Report to Stockholders on pages 15 through 23, and is incorporated herein by reference and made a part hereof.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this Item is set forth in the Company's Annual Report to Stockholders on page 24, and is incorporated herein by reference and made a part hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is set forth in the Company's Annual Report to Stockholders on pages 25 through 53, and is incorporated herein by reference and made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1999. Such information is incorporated herein by reference and made a part hereof.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1999. Such information is incorporated herein by reference and made a part hereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1999. Such information is incorporated herein by reference and made a part hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1999. Such information is incorporated herein by reference and made a part hereof.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

1. FINANCIAL STATEMENTS

    The following consolidated financial statements are incorporated by reference into this Annual Report on Form 10-K from pages 25 to 53 of the Company's Annual Report to Stockholders for the year ended December 31, 1999:

    Report of Deloitte & Touche LLP

    Consolidated balance sheets at December 31, 1999 and 1998

    Consolidated statements of operations for each of the three years in the period ended December 31, 1999

    Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 1999

    Consolidated statements of cash flows for each of the three years in the period ended December 31, 1999

    Notes to consolidated financial statements

2. FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule and accompanying report thereon are filed as a part of this Annual Report on Form 10-K:

    Report of Deloitte & Touche LLP

    Schedule I--Condensed Financial Information of Registrant (Parent Company
    Only)

    All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto which are incorporated by reference into this Annual Report on Form 10-K from the Company's 1999 Annual Report to Stockholders.

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

          3.3 Certain Amendments to the Fifth Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.3 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, which is incorporated by reference herein).

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

          4.4 First Amendment to the Rights Agreement dated as of October 1, 1996, by and between the Company and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1996, which is incorporated by reference herein).

        *10.1    Employment Letter Agreement between the Company and Karin D.
                 Mayhew dated January 22, 1999 (filed as Exhibit 10.2 to the
                 Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, which is incorporated by reference herein).

        *10.2    Employment Letter Agreement between the Company and Ross D.
                 Henderson dated April 29, 1999 (filed as Exhibit 10.3 to the
                 Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, which is incorporated by reference herein).

        *10.3    Letter Agreement dated June 25, 1998 between B. Curtis
                 Westen and the Company (filed as Exhibit 10.73 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein).

        *10.4    Employment Letter Agreement dated July 3, 1996 between Jay
                 M. Gellert and the Company (filed as Exhibit 10.37 to the
                 Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated by reference herein).

        *10.5    Amended Letter Agreement between the Company and Jay M.
                 Gellert dated as of August 22, 1997 (filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

        *10.6    Employment Letter Agreement between the Company and Dale
                 Terrell dated December 31, 1997 (filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1997, which is incorporated by reference herein).

        *10.7    Employment Letter Agreement between the Company and Steven
                 P. Erwin dated March 11, 1998 (filed as Exhibit 10.72 to the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1997, which is incorporated by reference herein).

        *10.8 Employment Agreement between the Company and Maurice Costa dated December 31, 1997 (filed as Exhibit 10.71 to the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1997, which is incorporated by reference herein).

        *10.9    Employment Letter Agreement between the Company and Gary S.
                 Velasquez dated May 1, 1996 (filed as Exhibit 10.13 to the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1998, which is incorporated herein by reference).

        *10.10 Employment Agreement between Foundation Health Corporation and Edward J. Munno dated November 8, 1993 (filed as
                 Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

        *10.11   Amendment Number One to Employment Agreement between
                 Foundation Health Corporation and Edward J. Munno dated
                 May 1, 1996 (filed as Exhibit 10.15 to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

        *10.12   Employment Letter Agreement between the Company and Cora
                 Tellez dated November 16, 1998 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1998, which is incorporated herein by reference).

        *10.13   Employment Letter Agreement between the Company and Karen
                 Coughlin dated March 12, 1998 (filed as Exhibit 10.17 to the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1998, which is incorporated herein by reference).

        *10.14   Employment Letter Agreement between the Company and J.
                 Robert Bruce dated September 22, 1998 (filed as
                 Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

        *10.15 Form of Severance Payment Agreement dated December 4, 1998 by and between the Company and various of its executive officers (filed as Exhibit 10.21 to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

        *10.16 Severance Payment Agreement, dated as of April 25, 1994, among the Company, QualMed, Inc. and B. Curtis Westen (filed as Exhibit 10.10 to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

        *10.17   Severance Payment Agreement between the Company and J.
                 Robert Bruce dated September 15, 1998 (filed as
                 Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

        *10.18   Severance Payment Agreement between the Company and Maurice
                 Costa dated April 6, 1998 (filed as Exhibit 10.24 to the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1998, which is incorporated herein by reference).

        *10.19   Early Retirement Agreement dated August 6, 1998 between the
                 Company and Malik M. Hasan, M.D. (filed as Exhibit 10.77 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated herein by reference).

        *10.20   Waiver and Release of Claims between the Company and Robert
                 Natt (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

        *10.21   Waiver and Release of Claims between the Company and Dale T.
                 Berkbigler, M.D. dated as of July 1, 1999 (filed as
                 Exhibit 10.22 to the Company's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 1999, which is incorporated herein by reference).

        *10.22 Deferred Compensation Agreement dated as of March 3, 1995, by and among Malik M. Hasan, M.D., the Company and the Compensation and Stock Option Committee of the Board of
                 Directors of the Company (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1994, which is incorporated by reference herein).

        *10.23   Trust Agreement for Deferred Compensation Arrangement for
                 Malik M. Hasan, M.D., dated as of March 3, 1995, by and between the Company and Norwest Bank Colorado N.A. (filed as
                 Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated by reference herein).

        *10.24   The Company's Deferred Compensation Plan effective as of
                 May 1, 1998 (filed as Exhibit 10.66 to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

        *10.25 The Company's Deferred Compensation Plan Trust Agreement dated as of September 1, 1998 between the Company and Union
                 Bank of California (filed as Exhibit 10.31 to the Company's
                 Annual Report on Form 10-K for the year ended December 31,
                 1998, which is incorporated herein by reference).

        *10.26   The Company's Second Amended and Restated 1991 Stock Option
                 Plan (filed as Exhibit 10.30 to Registration Statement on
                 Form S-4 (File No. 33-86524), which is incorporated by reference herein).

        *10.27   The Company's 1997 Stock Option Plan (filed as
                 Exhibit 10.45 to the Company's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

        *10.28 The Company's 1998 Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on December 4, 1998, which is incorporated herein by reference).

        *10.29   The Company's 1995 Stock Appreciation Right Plan (filed as
                 Exhibit 10.12 to the Company's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1995, which is incorporated by reference herein).

        *10.30   The Company's Second Amended and Restated Non-Employee
                 Director Stock Option Plan (filed as Exhibit 10.31 to
                 Registration Statement on Form S-4 (File No. 33-86524), which is incorporated by reference herein).

        *10.31   The Company's Third Amended and Restated Non-Employee
                 Director Stock Option Plan (filed as Exhibit 10.46 to the
                 Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

        *10.32   The Company's Employee Stock Purchase Plan (filed as
                 Exhibit 10.33 to the Company's Registration Statements on
                 Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01,
                 respectively), which is incorporated by reference herein).

        *10.33   The Company's Employee Stock Purchase Plan (filed as
                 Exhibit 10.47 to the Company's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

        *10.34   The Company's Performance-Based Annual Bonus Plan (filed as
                 Exhibit 10.35 to Registration Statement on Form S-4 (File
                 No. 33-86524), which is incorporated by reference herein).

        *10.35   The Company's Performance-Based Annual Bonus Plan (filed as
                 Exhibit 10.48 to the Company's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

        *10.36   The Company's 401(k) Associate Savings Plan (filed as
                 Exhibit 4.5 to the Company's Registration Statement on
                 Form S-8 filed on March 31, 1998, which is incorporated herein by reference).

        *10.37 The Company's Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1998, which is incorporated herein by reference).

        *10.38   Managed Health Network, Inc. Incentive Stock Option Plan
                 (filed as Exhibit 4.8 to the Company's Registration
                 Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

        *10.39   Managed Health Network, Inc. Amended and Restated 1991 Stock
                 Option Plan (filed as Exhibit 4.9 to the Company's
                 Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

        *10.40   1990 Stock Option Plan of Foundation Health Corporation
                 (filed as Exhibit 4.5 to the Company's Registration
                 Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

        *10.41   FHC Directors Retirement Plan (filed as an exhibit to FHC's
                 Annual Report on Form 10-K for the year ended June 30, 1994 filed with the Commission on September 24, 1994, which is incorporated by reference herein).

        *10.42   FHC's Deferred Compensation Plan, as amended and restated
                 (filed as Exhibit 10.99 to FHC's Annual Report on Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

        *10.43 FHC's Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 10.100 to FHC's Annual Report on
                 Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

        *10.44 FHC's Executive Retiree Medical Plan, as amended and restated (filed as Exhibit 10.101 to FHC's Annual Report on
                 Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

         10.45   Stock and Note Purchase Agreement by and between FHC,
                 Jonathan H., Scheff, M.D., FPA Medical Management, Inc., FPA
                 Medical Management of California, Inc. and FPA Independent
                 Practice Association dated as of June 28, 1996 (filed as
                 Exhibit 10.109 to FHC's Annual Report on Form 10-K for the year ended June 30, 1996, which is incorporated by reference herein).

         10.46   Participation Agreement dated as of May 25, 1995 among
                 Foundation Health Medical Services, as Construction Agent and Lessee, FHC, as Guarantor, First Security Bank of Utah,
                 N.A., as Owner Trustee, Sumitomo Bank Leasing and
                 Finance, Inc., The Bank of Nova Scotia and NationsBank of
                 Texas, N.A., as Holders and NationsBank of Texas, N.A., as
                 Administrative Agent for the Lenders; and Guaranty Agreement dated as of May 25, 1995 by FHC for the benefit of First
                 Security Bank of Utah, N.A. (filed as an exhibit to FHC's
                 Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

         10.47 Credit Agreement dated July 8, 1997 among the Company, the banks identified therein and Bank of America National Trust and Savings Association in its capacity as Administrative
                 Agent (providing for an unsecured $1.5 billion revolving credit facility) (filed as Exhibit 10.23 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 1997, which is incorporated by reference herein).

         10.48 Guarantee Agreement dated July 8, 1997 between the Company and First Security Bank, National Association (filed as
                 Exhibit 10.24 to the Company's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1997, which is incorporated by reference herein).

         10.49   First Amendment and Waiver to Credit Agreement dated
                 April 6, 1998 among the Company, Bank of America National
                 Trust and Savings Association and the Banks (as defined therein) (filed as Exhibit 10.64 to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended March 31, 1998, which is incorporated by reference herein).

         10.50 Second Amendment to Credit Agreement dated July 31, 1998 among the Company, Bank of America National Trust and
                 Savings Association and the Banks (as defined therein)
                 (filed as Exhibit 10.65 to the Company's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein).

         10.51 Third Amendment to Credit Agreement, dated November 6, 1998, among the Company, Bank of America National Trust and
                 Savings Association and the Banks (as defined therein)
                 (filed as Exhibit 10.65 to the Company's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1998, which is incorporated by reference herein).

         10.52   Fourth Amendment to Credit Agreement, dated as of March 26,
                 1999, among the Company, Bank of America National Trust and
                 Savings Association and the Banks, as defined therein (filed as Exhibit 10.64 to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

         10.53   Form of Credit Facility Commitment Letter, dated March 27,
                 1998, between the Company and the Majority Banks (as defined therein) (filed as Exhibit 10.70 to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

         10.54   Letter Agreement dated June 1, 1998 between The California
                 Wellness Foundation and the Company (filed as Exhibit 10.75 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein).

         10.55 Registration Rights Agreement dated as of March 2, 1995 between the Company and the California Wellness Foundation
                 (filed as Exhibit No. 28.2 to the Company's Current Report on Form 8-K dated March 2, 1995, which is incorporated by reference herein).

         10.56 Office Lease, dated as of January 1, 1992, by and between Warner Properties III and Health Net (filed as
                 Exhibit 10.23 to the Company's Registration Statements on
                 Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01,
                 respectively), which is incorporated by reference herein).

         10.57   Lease Agreement between HAS-First Associates and FHC dated
                 August 1, 1998 and form of amendment thereto (filed as an exhibit to FHC's Registration Statement on Form S-1 (File
                 No. 33-34963), which is incorporated by reference herein).

         10.58 Asset Purchase Agreement dated December 31, 1998 by and between the Company and Access Health, Inc. (filed as
                 Exhibit 10.62 to the Company's Form 10-K for the year ended
                 December 31, 1998, which is incorporated by reference herein).

         10.59   Purchase Agreement dated February 26, 1999 by and among the
                 Company, Foundation Health Pharmaceutical Services, Inc.,
                 Integrated Pharmaceutical Services, Inc., and Advance
                 Paradigm, Inc. (filed as Exhibit 10.63 to the Company's
                 Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

         10.60 Settlement Agreement and Release dated September 20, 1999 by and between the Company and Per-Se Technologies, Inc.
                 (formerly Medaphis Corporation) (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated
                 September 20, 1999, which is incorporated by reference herein).

         11.1 Statement relative to computation of per share earnings of the Company (included in Note 2 to the Financial
                 Statements, which is incorporated by reference from pages 25 to 53 of the Annual Report to Stockholders for the year ended December 31, 1999).

        +13.1 Selected portions of the 1999 Annual Report to Stockholders, a copy of which portions are filed herewith.

        +21.1 Subsidiaries of the Company, a copy of which is filed herewith.

        +23.1 Consent of Deloitte & Touche LLP, a copy of which is filed herewith.

        +27.1 Financial Data Schedule for 1999, a copy of which has been filed with the EDGAR version of this filing.

------------------------

* Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

+   A copy of the exhibit is being filed with this Annual Report on Form 10-K.

(b) Reports on Form 8-K

    No Current Reports on Form 8-K were filed by the Company during the quarterly period ended December 31, 1999.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Stockholders of Foundation Health Systems, Inc.
Woodland Hills, California

    We have audited the consolidated financial statements of Foundation Health Systems, Inc. (the "Company") as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 29, 2000, appearing in and incorporated by reference in this Annual Report on Form 10-K of Foundation Health Systems, Inc. for the year ended December 31, 1999. Our audits also included the financial statement schedule of Foundation Health Systems, Inc., listed in Item 14(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 29, 2000

                            SUPPLEMENTAL SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)

                        FOUNDATION HEALTH SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              -------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  108,057      $   74,767
  Investments available for sale............................       11,756           3,352
  Other assets..............................................       13,549           6,654
  Due from subsidiaries.....................................      285,588         597,321
                                                               ----------      ----------
    Total current assets....................................      418,950         682,094

Property and equipment, net.................................       21,437           7,854
Investment in subsidiaries..................................    1,584,007       1,459,335
Notes receivable due from subsidiaries......................       39,385              --
Other assets................................................       59,189          65,881
                                                               ----------      ----------
    Total assets............................................   $2,122,968      $2,215,164
                                                               ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Due to subsidiaries.......................................       11,684          72,915
  Other current liabilities.................................      177,048         159,484
                                                               ----------      ----------
    Total current liabilities...............................      188,732         232,399
Notes payable...............................................    1,039,250       1,235,500
Other liabilities...........................................        3,787           3,223
                                                               ----------      ----------
    Total liabilities.......................................    1,231,769       1,471,122
                                                               ----------      ----------
Stockholders' equity:
  Common stock and additional paid-in capital...............      643,498         641,945
  Common stock held in treasury, at cost....................      (95,831)        (95,831)
  Retained earnings.........................................      347,601         205,236
  Accumulated other comprehensive loss......................       (4,069)         (7,308)
                                                               ----------      ----------
    Total stockholders' equity..............................      891,199         744,042
                                                               ----------      ----------
      Total liabilities and stockholders' equity............   $2,122,968      $2,215,164
                                                               ==========      ==========

            See accompanying note to condensed financial statements.

                            SUPPLEMENTAL SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       (PARENT COMPANY ONLY)--(CONTINUED)

                        FOUNDATION HEALTH SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                             (AMOUNTS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   ---------
Revenues:
  Investment and other income...............................  $  7,379   $   5,766   $   6,485
  Net gain on sale of businesses and buildings..............    58,332       5,600          --
                                                              --------   ---------   ---------
Total revenues..............................................    65,711      11,366       6,485
                                                              --------   ---------   ---------

Expenses:
  General and administrative................................    40,961      27,480      17,288
  Amortization and depreciation.............................     3,153       2,197       1,315
  Interest..................................................    90,386      91,717      42,118
  Asset impairment, merger, restructuring and other costs...     3,746      39,602      42,189
                                                              --------   ---------   ---------
Total expenses..............................................   138,246     160,996     102,910
                                                              --------   ---------   ---------
Loss from continuing operations before income taxes and
  equity in net income of subsidiaries......................   (72,535)   (149,630)    (96,425)
Income tax benefit..........................................    19,393      61,333      39,533
Equity in net income (loss) of subsidiaries.................   195,819     (76,861)    (10,938)
                                                              --------   ---------   ---------
Income (loss) from continuing operations....................   142,677    (165,158)    (67,830)
Discontinued operations:
  Loss from operations, net of tax..........................        --          --     (30,409)
  Loss from disposition, net of tax.........................        --          --     (88,845)
                                                              --------   ---------   ---------
Income (loss) before cumulative effect of a change in
  accounting principle......................................   142,677    (165,158)   (187,084)
Cumulative effect of a change in accounting principle, net
  of tax....................................................      (312)         --          --
                                                              --------   ---------   ---------
Net income (loss)...........................................  $142,365   $(165,158)  $(187,084)
                                                              ========   =========   =========

            See accompanying note to condensed financial statements.

                            SUPPLEMENTAL SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       (PARENT COMPANY ONLY)--(CONTINUED)

                        FOUNDATION HEALTH SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES....................  $  84,743   $ (39,871)  $(521,154)
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales or maturity of investments available for sale.......     22,576       8,777      11,400
  Purchases of investments available for sale...............         --      (6,264)       (309)
  Sales of property and equipment...........................        170      16,376          --
  Purchases of property and equipment.......................     (2,630)     (3,532)    (20,695)
  Other assets..............................................      7,765       4,771    (130,755)
  Proceeds from the sale of businesses and properties.......    137,728          --          --
  Sale of net assets of discontinued operations.............         --     257,100          --
  Acquisition of businesses, net of cash acquired...........         --          --    (293,625)
                                                              ---------   ---------   ---------
Net cash provided by (used in) investing activities.........    165,609     277,228    (433,984)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and employee stock
    purchases...............................................      1,553      13,209      21,506
  Proceeds from issuance of notes payable...................    220,000     155,000     946,000
  Principal payments on notes payable.......................   (416,250)   (207,000)       (873)
  Stock repurchase..........................................         --          --    (111,334)
  Cash dividends received from subsidiaries.................     75,040       2,900     140,994
  Capital contributions to subsidiaries.....................    (97,405)   (143,439)    (33,875)
                                                              ---------   ---------   ---------
Net cash provided by (used in) financing activities.........   (217,062)   (179,330)    962,418
                                                              ---------   ---------   ---------
Net increase in cash and cash equivalents...................     33,290      58,027       7,280
Cash and cash equivalents, beginning of period..............     74,767      16,740       9,460
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of period....................  $ 108,057   $  74,767   $  16,740
                                                              =========   =========   =========

            See accompanying note to condensed financial statements.

                            SUPPLEMENTAL SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       (PARENT COMPANY ONLY)--(CONTINUED)

                        FOUNDATION HEALTH SYSTEMS, INC.

                     NOTE TO CONDENSED FINANCIAL STATEMENTS

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on the 20th day of March, 2000.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 20th day of March, 2000.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
               /s/ J. THOMAS BOUCHARD
     -------------------------------------------                Director              March 20, 2000
                 J. Thomas Bouchard

                /s/ GEORGE DEUKMEJIAN
     -------------------------------------------                Director              March 20, 2000
               Gov. George Deukmejian

                /s/ THOMAS T. FARLEY
     -------------------------------------------                Director              March 20, 2000
                  Thomas T. Farley

                  /s/ PATRICK FOLEY
     -------------------------------------------                Director              March 20, 2000
                    Patrick Foley

                 /s/ EARL B. FOWLER
     -------------------------------------------                Director              March 20, 2000
               Admiral Earl B. Fowler

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ JAY M. GELLERT
     -------------------------------------------                Director              March 20, 2000
                   Jay M. Gellert

                /s/ ROGER F. GREAVES
     -------------------------------------------                Director              March 20, 2000
                  Roger F. Greaves

              /s/ RICHARD W. HANSELMAN
     -------------------------------------------                Director              March 20, 2000
                Richard W. Hanselman

              /s/ RICHARD J. STEGEMEIER
     -------------------------------------------                Director              March 20, 2000
                Richard J. Stegemeier

                /s/ RAYMOND S. TROUBH
     -------------------------------------------                Director              March 20, 2000
                  Raymond S. Troubh