Form 10-Q
period 2000-03-31
FOUNDATION HEALTH SYSTEMS INC
filed 2000-05-11
CIK 916085

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

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000
                                       OR

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

    The number of shares outstanding of the registrant's Class A Common Stock as of May 8, 2000 was 122,265,112 (excluding 3,194,374 shares held as treasury stock) and no shares of Class B Common Stock were outstanding as of such date.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FOUNDATION HEALTH SYSTEMS, INC.
                               INDEX TO FORM 10-Q

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

Item 1--Financial Statements

  Condensed Consolidated Balance Sheets as of March 31, 2000
    and December 31, 1999...................................      3

  Condensed Consolidated Statements of Operations for the
    First Quarter Ended March 31, 2000 and 1999.............      4

  Condensed Consolidated Statements of Cash Flows for the
    First Quarter Ended March 31, 2000 and 1999.............      5

  Notes to Condensed Consolidated Financial Statements......      6

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     12

Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................     18

PART II--OTHER INFORMATION

Item 1--Legal Proceedings...................................     20

Item 2--Changes in Securities...............................     21

Item 3--Defaults Upon Senior Securities.....................     23

Item 4--Submission of Matters to a Vote of Security
  Holders...................................................     23

Item 5--Other Information...................................     23

Item 6--Exhibits and Reports on Form 8-K....................     25

Signatures..................................................     30

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        FOUNDATION HEALTH SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   -------------
                                                              (UNAUDITED)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  967,034     $1,010,539
  Investments--available for sale...........................     433,240        456,603
  Premium receivables, net..................................     152,942        149,992
  Amounts receivable under government contracts.............     351,904        290,329
  Deferred taxes............................................     186,762        209,037
  Reinsurance and other receivables.........................     141,140        153,427
  Other assets..............................................      63,210         77,866
                                                              ----------     ----------
    Total current assets....................................   2,296,232      2,347,793
Property and equipment, net.................................     268,462        280,729
Goodwill and other intangible assets, net...................     892,565        909,586
Other assets................................................     171,271        158,373
                                                              ----------     ----------
    Total Assets............................................  $3,628,530     $3,696,481
                                                              ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Reserves for claims and other settlements.................  $1,092,509     $1,138,801
  Unearned premiums.........................................     227,971        224,381
  Notes payable and capital leases..........................         939          1,256
  Amounts payable under government contracts................      43,585         43,843
  Accounts payable and other liabilities....................     270,268        322,048
                                                              ----------     ----------
    Total current liabilities...............................   1,635,272      1,730,329
Notes payable and capital leases............................   1,033,059      1,039,352
Deferred taxes..............................................       5,286          5,624
Other liabilities...........................................      29,745         29,977
                                                              ----------     ----------
    Total Liabilities.......................................   2,703,362      2,805,282
                                                              ----------     ----------
Stockholders' Equity:
  Common Stock and additional paid-in capital...............     643,794        643,498
  Treasury Class A common stock, at cost....................     (95,831)       (95,831)
  Accumulated other comprehensive loss......................      (4,451)        (4,069)
  Retained earnings.........................................     381,656        347,601
                                                              ----------     ----------
    Total Stockholders' Equity..............................     925,168        891,199
                                                              ----------     ----------
    Total Liabilities and Stockholders' Equity..............  $3,628,530     $3,696,481
                                                              ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                        FOUNDATION HEALTH SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                FIRST QUARTER ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
REVENUES
  Health plan services premiums.............................  $1,787,976   $1,772,380
  Government contracts/Specialty services...................     388,980      367,307
  Investment and other income...............................      22,379       18,657
  Net gain on sale of businesses............................          --       60,598
                                                              ----------   ----------
    Total revenues..........................................   2,199,335    2,218,942
                                                              ----------   ----------
EXPENSES
  Health plan services......................................   1,522,518    1,502,702
  Government contracts/Specialty services...................     254,663      239,054
  Selling, general and administrative.......................     319,097      326,687
  Depreciation..............................................      16,880       17,739
  Amortization..............................................       9,581       10,984
  Interest..................................................      21,334       21,938
  Restructuring and other costs.............................          --       21,059
                                                              ----------   ----------
    Total expenses..........................................   2,144,073    2,140,163
                                                              ----------   ----------
Income before income taxes and cumulative effect of a change
  in accounting principle...................................      55,262       78,779
Income tax provision........................................      21,207       31,441
                                                              ----------   ----------
Income before cumulative effect of a change in accounting
  principle.................................................      34,055       47,338
Cumulative effect of a change in accounting principle, net
  of tax....................................................          --       (5,417)
                                                              ----------   ----------
Net income..................................................  $   34,055   $   41,921
                                                              ==========   ==========
Basic and diluted earnings per share:
Income before cumulative effect of a change in accounting
  principle.................................................  $     0.28   $     0.39
Cumulative effect of a change in accounting principle.......          --        (0.05)
                                                              ----------   ----------
Net income..................................................  $     0.28   $     0.34
                                                              ==========   ==========
Weighted average shares outstanding:
Basic.......................................................     122,387      122,233
Diluted.....................................................     122,449      122,233

     See accompanying notes to condensed consolidated financial statements.

                        FOUNDATION HEALTH SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               FIRST QUARTER ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                 2000        1999
                                                              ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   34,055   $  41,921
Adjustments to reconcile net income to net cash used in
  operating activities:
  Amortization and depreciation.............................      26,461      28,723
  Net gain on sale of businesses............................          --     (60,598)
  Cumulative effect of a change in accounting principle.....          --       5,417
  Restructuring and other costs.............................          --      21,059
  Other changes.............................................       3,198         648
  Changes in assets and liabilities, net of effect of
    dispositions:
    Premium receivables.....................................      (2,950)      7,900
    Unearned premiums.......................................       3,589    (188,592)
    Other assets............................................      47,533      38,705
    Amounts receivable/payable under government contracts...     (61,834)     37,406
    Reserves for claims and other settlements...............     (46,290)     55,510
    Accounts payable and other liabilities..................     (45,998)    (92,721)
                                                              ----------   ---------
Net cash used in operating activities.......................     (42,236)   (104,622)
                                                              ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale or maturity of investments.............................      84,045      98,232
Purchase of investments.....................................     (60,630)   (142,312)
Net purchases of property and equipment.....................      (4,831)     (6,636)
Net proceeds from the sale of businesses....................          --      65,000
Other.......................................................     (13,547)      2,427
                                                              ----------   ---------
Net cash provided by investing activities...................       5,037      16,711
                                                              ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock
  purchases.................................................         297         410
Proceeds from issuance of notes payable and other financing
  arrangements..............................................      10,029      20,000
Repayment of debt and other noncurrent liabilities..........     (16,632)    (80,790)
                                                              ----------   ---------
Net cash used in financing activities.......................      (6,306)    (60,380)
                                                              ----------   ---------
Net decrease in cash and cash equivalents...................     (43,505)   (148,291)
Cash and cash equivalents, beginning of period..............   1,010,539     763,865
                                                              ----------   ---------
Cash and cash equivalents, end of period....................  $  967,034   $ 615,574
                                                              ==========   =========

     See accompanying notes to condensed consolidated financial statements.

                        FOUNDATION HEALTH SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

The following notes should be read in conjunction with the notes to the consolidated financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations for each of the three years in the period ended December 31, 1999 incorporated by reference in the Foundation Health Systems, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999 as well as the consolidated operating results presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.

NOTE 1--BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q. Results of operations for the interim periods are not indicative of results to be expected for the full year.

    Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2--RESTRUCTURING AND OTHER COSTS

    The following sets forth the principal components of restructuring and other costs for the first quarter ended March 31 (amounts in millions):

                                                                2000       1999
                                                              --------   --------
Severance and benefit related costs.........................    $ --      $18.5
Real estate lease termination costs.........................      --        0.8
Other costs.................................................      --        1.8
                                                                ----      -----
  Total.....................................................    $ --      $21.1
                                                                ====      =====

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 2--RESTRUCTURING AND OTHER COSTS (CONTINUED)
1999 CHARGES

    The following tables summarize the 1999 charges by quarter and by type (amounts in millions):

                                                                            1999 ACTIVITY
                                                  1999          NET      -------------------    BALANCE AT
                                     1999     MODIFICATIONS     1999       CASH                DECEMBER 31,
                                   CHARGES     TO ESTIMATE    CHARGES    PAYMENTS   NON-CASH       1999
                                   --------   -------------   --------   --------   --------   -------------
Severance and benefit related
  costs..........................   $18.5         $(1.3)       $ 17.2     $ (8.6)    $  --         $8.6
Asset impairment costs...........     6.2            --           6.2         --      (6.2)          --
Real estate lease termination
  costs..........................     0.8            --           0.8       (0.8)       --           --
Other costs......................     1.8          (0.1)          1.7       (1.4)       --          0.3
                                    -----         -----        ------     ------     -----         ----
Total............................   $27.3         $(1.4)       $ 25.9     $(10.8)    $(6.2)        $8.9
                                    =====         =====        ======     ======     =====         ====
First Quarter 1999 Charge........   $21.1         $(1.4)       $ 19.7     $(10.8)    $  --         $8.9
Fourth Quarter 1999 Charge.......     6.2            --           6.2         --      (6.2)          --
                                    -----         -----        ------     ------     -----         ----
Total............................   $27.3         $(1.4)       $ 25.9     $(10.8)    $(6.2)        $8.9
                                    =====         =====        ======     ======     =====         ====

                                                                     2000
                                                                   ACTIVITY
                                                    BALANCE AT     --------   BALANCE AT    EXPECTED
                                                   DECEMBER 31,      CASH     MARCH 31,    FUTURE CASH
                                                       1999        PAYMENTS      2000        OUTLAYS
                                                   -------------   --------   ----------   -----------
Severance and benefit related costs..............      $8.6         $(3.0)       $5.6          $5.6
Asset impairment costs...........................        --            --          --            --
Real estate lease termination costs..............        --            --          --            --
Other costs......................................       0.3          (0.3)         --            --
                                                       ----         -----        ----          ----
Total............................................      $8.9         $(3.3)       $5.6          $5.6
                                                       ====         =====        ====          ====
First Quarter 1999 Charge........................      $8.9         $(3.3)       $5.6          $5.6
Fourth Quarter 1999 Charge.......................        --            --          --            --
                                                       ----         -----        ----          ----
Total............................................      $8.9         $(3.3)       $5.6          $5.6
                                                       ====         =====        ====          ====

    The Company initiated during the fourth quarter of 1998 a formal plan to dispose of certain health plans of the Company's then Central Division included in the Company's Health Plan Services segment in accordance with its anticipated divestitures program. In this connection, the Company announced its plan to close the Colorado regional processing center, terminate employees and transfer these operations to the Company's other administrative facilities. In addition, the Company announced its plans to consolidate certain administrative functions in its Oregon and Washington health plan operations. During the first and fourth quarters ended March 31, 1999 and December 31, 1999, the Company recorded pretax charges for restructuring and other charges of $21.1 million (the "1999 Charges") and asset impairment charges of $6.2 million, respectively.

    SEVERANCE AND BENEFIT RELATED COSTS--The 1999 Charges included $18.5 million for severance and benefit costs related to executives and operations employees at the Colorado regional processing center and operations employees at the Oregon and Washington health plans. The

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 2--RESTRUCTURING AND OTHER COSTS (CONTINUED) operations functions include premium accounting, claims, medical management, customer service, sales and other related departments. The 1999 Charges included the termination of a total of 773 employees. As of March 31, 2000, 628 employees had been terminated, $11.6 million had been paid and $5.6 million is expected to require future cash outlays. Termination of the remaining 145 employees is expected to be completed during the third quarter of 2000. Modifications to the initial estimate of $1.3 million were recorded during the fourth quarter of 1999. No adjustments to the original estimates have been recorded during the three months ended March 31, 2000.

    ASSET IMPAIRMENT COSTS--During the fourth quarter ended December 31, 1999, the Company recorded asset impairment costs totaling $6.2 million related to impairment of certain long-lived assets held for disposal. These charges included a further adjustment of $4.7 million to adjust the carrying value of the Company's Pittsburgh health plans to fair value and an adjustment of $1.5 million to adjust the carrying value of its subacute care management operations. The revenue and pretax income attributable to these operations were $16.1 million and $38,000, respectively, for the first quarter ended March 31, 2000. The carrying value of these assets as of March 31, 2000 was $17.3 million.

    REAL ESTATE LEASE TERMINATION AND OTHER COSTS--The 1999 Charges included $2.6 million to terminate real estate obligations and other costs to close the Colorado regional processing center.

1998 CHARGES

    In connection with the Company's 1998 restructuring plans, severance, asset impairment and other costs totaling $240.1 million were recorded during the year ended December 31, 1998. The 1998 restructuring plans were completed at the end of 1999.

    On July 19, 1998, FPA Medical Management, Inc. ("FPA") filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The FPA bankruptcy and related events and circumstances caused management to re-evaluate the decision to continue to operate 14 facilities previously leased to FPA and management determined to sell the properties. As part of the 1998 Charges, the Company recorded $84.1 million of asset impairment costs related to the 14 properties and other costs related to FPA. As of March 31, 2000, 12 of these properties have been sold. The remaining properties are expected to be sold during 2000. The carrying value of the assets held for disposal totaled $11.2 million at March 31, 2000. The results of operations attributable to such real estate assets were immaterial during the first quarters ended March 31, 2000 and 1999.

    As part of the 1998 restructuring plans, the Company initiated a formal plan to dispose of certain health plans of the Company's then Central Division included in the Company's Health Plan Services segment in accordance with its anticipated divestitures program. The Company sold most of these health plans in 1999. In 1998, the Company recorded asset impairment charges of $112.4 million related to these plans. As discussed under "1999 Charges", further adjustments to carrying value of $4.7 million were recorded in 1999. Revenues and pre-tax losses attributable to the remaining plans were $7.9 million and $0.1 million, respectively, for the three months ended March 31, 2000. The carrying value of these assets as of March 31, 2000 was $9.6 million.

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 3--COMPREHENSIVE INCOME

    The Company's comprehensive income for the first quarter ended March 31 is as follows (amounts in thousands):

                                                              2000       1999
                                                            --------   --------
Net income................................................  $34,055    $41,921
Other comprehensive loss, net of tax--
  Net change in unrealized depreciation on investments....     (382)    (1,377)
                                                            -------    -------
Comprehensive income......................................  $33,673    $40,544
                                                            =======    =======

NOTE 4--EARNINGS PER SHARE

    Basic earnings per share excludes dilution and reflects income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (all of which are comprised of stock options) outstanding during the periods presented; no adjustment to income is required. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method. There were 62,000 shares of common stock equivalents for the three months ended March 31, 2000, and no such shares of common stock equivalents for the three months ended
March 31, 1999.

NOTE 5--SEGMENT INFORMATION

    Presented below are segment data for the first quarter ended March 31, 2000 and 1999 (amounts in thousands):

                                                              GOVERNMENT
                                                              CONTRACTS/
                                                HEALTH PLAN   SPECIALTY    CORPORATE
                                                 SERVICES      SERVICES    AND OTHER        TOTAL
                                                -----------   ----------   ---------      ----------
FIRST QUARTER ENDED MARCH 31, 2000
Revenues from external sources................  $1,787,976    $ 388,980    $     --       $2,176,956
Intersegment revenues.........................       2,413       47,298          --           49,711
Income (loss) before income taxes.............      62,875       22,782     (30,395)          55,262
Segment assets................................   2,583,698      756,034     288,798        3,628,530

FIRST QUARTER ENDED MARCH 31, 1999
Revenues from external sources................  $1,772,380    $ 367,307    $     --       $2,139,687
Intersegment revenues.........................       1,994       82,007          --           84,001
Income before income taxes and cumulative
  effect of change in accounting principle....       9,896       34,598      34,285           78,779

SEGMENT ASSETS AS OF DECEMBER 31, 1999........  $2,598,582    $1,168,961   $(71,062)      $3,696,481

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

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

NOTE 7--DISPOSITION OF ASSETS

    On March 31, 1999, the Company completed the sale of certain of its pharmacy benefits processing operations for net cash proceeds of $65.0 million and recognized a gain of $60.6 million, before taxes.

    During the fourth quarter of 1999, the Company sold the capital stock of its Washington HMO subsidiary to American Family Care Inc. and entered into definitive agreements with PacifiCare of Washington, Inc. and Premera Blue Cross to transition the Company's commercial membership in Washington. During the fourth quarter 1999, the Company also entered into a definitive agreement with PacifiCare of Colorado, Inc. to transition the Company's HMO membership in Colorado. The Company anticipates substantially completing the transitions during the second quarter of 2000.

NOTE 8--LEGAL PROCEEDINGS

    In April, 2000, a lawsuit was filed against the Company and its subsidiary Foundation Health Corporation ("FHC") in the United States Bankruptcy Court for the Central District of California. The lawsuit relates to the 1998 sale of Business Insurance Group, Inc., a holding company of workers' compensation companies operating primarily in California ("BIG"), by FHC to Superior National Insurance Group, Inc. ("Superior"). Superior alleges that the BIG transaction was a fraudulent transfer under federal and California bankruptcy laws in that Superior did not receive reasonably equivalent value for the $285 million in consideration paid for BIG; that the Company, FHC and Milliman & Robertson, Inc. defrauded Superior by making misstatements as to the adequacy of BIG's reserves; that Superior is entitled to rescind its purchase of BIG; that Superior is entitled to indemnification for losses it allegedly incurred in connection with the BIG transaction; that FHC breached the Stock Purchase Agreement; and that FHC and the Company were guilty of California securities laws violations in connection with the sale of BIG. Superior seeks $300 million in compensatory damages, unspecified punitive damages and the costs of the action, including attorneys' fees. The Company believes that Superior's claims have no merit whatsoever, and intends to defend itself vigorously in this litigation.

    Complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA at various times between February 3, 1997 and May 15, 1998. The complaints allege that the Company and certain former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between the Company and FPA, about FPA's business and about the Company's 1997 sale of FPA common stock held by the Company. All claims against the

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

NOTE 8--LEGAL PROCEEDINGS (CONTINUED)
Company's former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. The Company has filed a motion to dismiss all claims asserted against it in the consolidated federal class actions but has not formally responded to the other complaints. Based in part on advice from litigation counsel to the Company and upon information presently available, management believes these suits are without merit and intends to vigorously defend the action.

    In November 1999, a complaint was filed seeking certification of a nationwide class action and alleging that cost containment measures used by FHS-affiliated health maintenance organizations, preferred provider organizations and point-of-service health plans violate provisions of the federal Racketeer Influenced and Corrupt Organizations Act and the federal Employee Retirement Income Security Act ("ERISA"). The action seeks unspecified damages and injunctive relief. In January 2000, the court stayed the case pending resolution of matters in an action pending against one of the Company's competitors. Based in part on advice from litigation counsel to the Company and upon information presently available, management believes this suit is without merit and intends to vigorously defend the action.

    In September 1983, a lawsuit was filed by Baja, Inc. ("Baja") against a hospital that was subsequently acquired by the Company in October 1992. The lawsuit arose out of a multi-phase written contract for operation of a pharmacy at the hospital during the period September 1978 through September 1983. In August 1993, Baja was awarded $549,532 on a portion of its claim. In July 1995, Baja was awarded an additional $1,015,173 plus interest in lost profits damages. In October 1995, both parties appealed the decision and portions of the judgment were reversed. In January 2000, after further proceedings on the issue of Baja's lost profits, Baja was awarded an additional $4,996,019 plus pre-judgment interest. The Company is in the process of preparing appropriate post-trial motions in this case, and is also considering an appeal of the final judgment. Such costs have been accrued and recorded in the consolidated financial statements. The Company is in the process of preparing appropriate post trial motions in this case, and is also considering an appeal of the Court's final judgment.

    In December 1999, one of the Company's subsidiaries was sued by the Attorney General of Connecticut on behalf of a group of state residents. The lawsuit is premised on ERISA, and alleges that the Company's subsidiary has violated its duties under that act and seeks to have the Company's subsidiary revamp its formulary system, and to provide patients with written denial notices and instructions on how to appeal. The Company intends to defend the lawsuit vigorously, and has filed a motion to dismiss which asserts that the state residents all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that the Attorney General's office lacks standing to bring the suit, and that the allegations fail to state a claim under ERISA. A decision is expected in the second quarter of 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Foundation Health Systems, Inc. (together with its subsidiaries, the "Company") is an integrated managed care organization which administers the delivery of managed health care services. The Company's operations, excluding corporate functions, consist of two operating segments: Health Plan Services and Government Contracts/Specialty Services. Through its subsidiaries, the Company offers group, individual, Medicaid and Medicare health maintenance organization ("HMO") and preferred provider organization ("PPO") plans; government sponsored managed care plans; and managed care products related to administration and cost containment, behavioral health, dental, vision and pharmaceutical products and other services.

    The Company currently operates within two segments of the managed health care industry: Health Plan Services and Government Contracts/Specialty Services. During 1999, the Health Plan Services segment consisted of four regional divisions: Arizona (Arizona and Utah), California (encompassing only the State of California), Central (Colorado, Florida, Idaho, Louisiana, New Mexico, Oklahoma, Oregon, Texas and Washington) and Northeast (Connecticut, New Jersey, New York, Ohio, Pennsylvania and West Virginia). During 1999, the Company divested its health plans or entered into arrangements to transition the membership of its health plans in the states of Colorado, Idaho, Louisiana, New Mexico, Oklahoma, Texas, Utah and Washington. Effective January 1, 2000, as a result of such divestitures, the Company consolidated and reorganized its Health Plan Services segment into two regional divisions, the Eastern Division (Connecticut, Florida, New Jersey, New York, Ohio, Pennsylvania and West Virginia) and the Western Division (Arizona, California and Oregon). The Company is one of the largest managed health care companies in the United States, with approximately 3.8 million at-risk and administrative services only ("ASO") members in its Health Plan Services segment. The Company also owns health and life insurance companies licensed to sell insurance in 33 states and the District of Columbia.

    The Government Contracts/Specialty Services segment administers large, multi-year managed health care government contracts. This segment subcontracts to affiliated and unrelated third parties the administration and health care risk of parts of these contracts and currently administers health care programs covering approximately 1.5 million eligible individuals under TRICARE (formerly known as the Civilian Health and Medical Program of the Uniformed Services). Currently, the Company provides these services under three TRICARE contracts that cover Alaska, Arkansas, California, Hawaii, Oklahoma, Oregon, Texas, Washington and parts of Arizona, Idaho and Louisiana. This segment also offers behavioral health, dental and vision services as well as managed care products related to bill review, administration and cost containment for hospitals, health plans and other entities.

    This discussion and analysis contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the risks discussed in the "Cautionary Statements" section included in the Company's 1999 Annual Report on Form 10-K filed with the SEC and the risks discussed in the Company's other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof.

CONSOLIDATED OPERATING RESULTS

    The Company's net income for the first quarter ended March 31, 2000 was $34.1 million, or $0.28 per basic and diluted share, compared to net income for the comparable period in 1999 of $41.9 million, or $0.34 per basic and diluted share. During the first quarter ended March 31, 1999, the Company recorded $60.6 million of net gain on sale of certain of its pharmacy benefit processing operations. Also included in the first quarter ended March 31, 1999 are pre-tax basis restructuring and other costs totaling $21.1 million.

    The tables below and the paragraphs that follow provide selected financial information related to the Company's performance for the first quarters ended March 31, 2000 and 1999. In the first quarter ended March 31, 1999, certain amounts have been reclassified to conform with current period presentation.

                                                              FIRST QUARTER ENDED MARCH 31,
                                                              ------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PMPM DATA)                          2000              1999
----------------------------------------                      ------------      ------------
REVENUES:
  Health plan services premiums.............................   $1,787,976        $1,772,380
  Government contracts/Specialty services...................      388,980           367,307
  Investment and other income...............................       22,379            18,657
  Net gain on sale of businesses............................           --            60,598
                                                               ----------        ----------
    Total revenues..........................................    2,199,335         2,218,942
                                                               ----------        ----------
EXPENSES:
  Health plan services......................................    1,522,518         1,502,702
  Government contracts/Specialty services...................      254,663           239,054
  Selling, general and administrative.......................      319,097           326,687
  Depreciation..............................................       16,880            17,739
  Amortization..............................................        9,581            10,984
  Interest..................................................       21,334            21,938
  Restructuring and other costs.............................           --            21,059
                                                               ----------        ----------
    Total expenses..........................................    2,144,073         2,140,163
                                                               ----------        ----------
Income from operations before income taxes and cumulative
  effect of a change in accounting principle................       55,262            78,779
Income tax provision........................................       21,207            31,441
                                                               ----------        ----------
Income before cumulative effect of a change in accounting
  principle.................................................       34,055            47,338
Cumulative effect of a change in accounting principle.......           --            (5,417)
                                                               ----------        ----------
Net income..................................................   $   34,055        $   41,921
                                                               ==========        ==========

Health plan MCR.............................................       85.15%            84.78%
Government contracts/Specialty services MCR.................       65.47%            65.08%
Overall MCR.................................................       81.64%            81.40%
Administrative (SG&A + Depreciation) Ratio..................       15.43%            16.10%

Health plan premiums per member per month...................   $   152.37        $   137.50
Health plan services per member per month...................   $   129.75        $   116.58

ENROLLMENT INFORMATION

                                    MARCH 31
                             (AMOUNTS IN THOUSANDS)

                                                                                    PERCENT
                                                                2000       1999      CHANGE
                                                              --------   --------   --------
Health Plan Services:
  Commercial................................................   2,903      3,139       (7.5)%
  Medicare Risk.............................................     259        283       (8.5)%
  Medicaid..................................................     598        642       (6.9)%
                                                               -----      -----
                                                               3,760      4,064       (7.5)%
                                                               =====      =====
Government Contracts:
  TRICARE PPO and Indemnity.................................     624        714      (12.6)%
  TRICARE HMO...............................................     871        803        8.5%
                                                               -----      -----
                                                               1,495      1,517       (1.5)%
                                                               =====      =====

REVENUES AND HEALTH CARE COSTS

    Excluding the effect of the net gain on sale of businesses of $60.6 million, the Company's total revenues increased by $41 million or 1.9% for the first quarter ended March 31, 2000, as compared to the comparable period in 1999. Health Plan revenues increased by $15.6 million or 0.9% for the first quarter ended March 31, 2000 as compared to the comparable period in 1999. This growth is primarily due to the Company instituting more rigorous pricing discipline, partially offset by a 7.5% decrease in period-end enrollment in the Company's health plans as of March 31, 2000. Of the total 304,000 membership decline, 283,000 members were enrolled in plans that have been sold. For the first quarter ended March 31, 1999, the Company's Health Plan revenues included $57.6 million from subsidiaries that were sold during the last three quarters of 1999.

    Commercial premium rates have increased 8.9% for the first quarter ended March 31, 2000 as compared to the comparable period in 1999. These premium rate increases were partially offset by a 7.5% enrollment decrease resulting from the divestitures of non-core plans and planned attrition due to pricing discipline. Medicare premium rates have increased 15.0% for the first quarter ended
March 31, 2000 as compared to the comparable period in 1999. Medicare enrollment has declined by 8.5% primarily due to the Company exiting 32 counties across all of its markets, affecting approximately 12,000 members. Medicaid premium yields have decreased by 3.6% for the first quarter ended March 31, 2000 as compared to the comparable period in 1999. Medicaid enrollment declined by 6.9% due to health plan divestitures and a reduction in Medicaid eligibles in California.

    Health Plan Services costs increased by $19.8 million or 1.3% for the first quarter ended March 31, 2000 as compared to 1999. The Health Plan Services medical care ratio ("MCR") (medical costs as a percentage of Health Plan premiums) for the first quarter ended March 31, 2000 increased to 85.15% from 84.78% for the comparable period in 1999. This increase is primarily the result of a 9.0% increase in pharmacy costs. Excluding the effects of divested plans, the same-store MCR declined by approximately 35 basis points in the first quarter ended March 31, 2000 as compared to the comparable period in 1999.

    Government Contracts/Specialty Services revenue increased by $21.7 million or 5.9% during the first quarter ended March 31, 2000 as compared to the comparable period in 1999. The increase in Government Contracts/Specialty Services segment revenues was primarily due to increases in government contracts and growth in the mental health subsidiary offset by divestiture-related declines in pharmacy and employer services operations. With the new California state legislation requiring mental health services to be offered in parity with other health benefits, the Company anticipates continued growth for its mental health network in the future. The Government Contracts/Specialty Services medical care ratio ("MCR") (medical costs as a percentage of Government Contracts/Specialty Services premiums) increased to 65.47% for the first quarter ended March 31, 2000 from 65.08% for the comparable period in 1999. The increase in the MCR is primarily due to the movement of health care services from military treatment facilities to civilian facilities during 1999 which had a continued effect and resulted in higher costs than originally specified in the contract for the first quarter ended March 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

    The Company's selling, general and administrative ("SG&A") expenses decreased by $7.6 million or 2.3% for the first quarter ended March 31, 2000 as compared to the comparable period in 1999. This decrease is primarily attributable to the Company's divestiture of non-core operations during the last three quarters of 1999 and the consolidation of certain health plan operations.

AMORTIZATION AND DEPRECIATION

    Amortization and depreciation expense decreased by $2.3 million or 7.9% for the first quarter ended March 31, 2000, as compared to the comparable period in 1999. This is a result primarily of a $24.2 million decrease in goodwill assets from divestitures of non-core operations.

INTEREST EXPENSE

    Interest expense decreased by $0.6 million or 2.8% for the first quarter ended March 31, 2000, as compared to the comparable period in 1999. A decrease in interest expense from the reduction in the revolving credit facility balance was partially offset by a higher average borrowing rate of 7.3% during the first quarter ended March 31, 2000 as compared to 6.4% in the comparable period in 1999.

INCOME TAX PROVISION AND BENEFIT

    The effective tax provision rate was 38.4% on income from operations for the first quarter ended March 31, 2000, compared to the effective tax rate on operations of 39.9%, for the comparable period in 1999. The effective tax rate for the full year 1999 was 39.4%. The decrease in the effective tax provision rate reflected the current business mix after divestiture of non-core operations and was also due to income earned in lower state taxing jurisdictions.

    The effective tax rate of 38.4% differed from the statutory federal tax rate of 35% due primarily to state income taxes, goodwill amortization, and tax-exempt investment income.

RESTRUCTURING AND OTHER COSTS

    This section should be read in conjunction with Note 2, and the tables contained therein, to the condensed consolidated financial statements.

1999 CHARGES

    The Company initiated during the fourth quarter of 1998 a formal plan to dispose of certain health plans of the Company's then Central Division included in the Company's Health Plan Services segment in accordance with its anticipated divestitures program. In this connection, the Company announced its plan to close the Colorado regional processing center, terminate employees associated with the support center and transfer these operations to the Company's other administrative facilities. In addition, the Company announced it plans to consolidate certain administrative functions in its Oregon and Washington health plan operations. During the first quarter ended March 31, 1999, the Company recorded pretax charges for restructuring and other charges of $21.1 million which included $18.5 million for severance and benefit related costs related to executives and operations employees at the Colorado regional processing center and at the Oregon and Washington health plans, and $2.6 million for the termination of real estate obligations and other costs to close the Colorado regional processing center. As of March 31, 2000, $5.6 million of such charges is expected to require future outlays of cash in 2000. As the closing of the Colorado regional processing center (which is expected to be substantially completed in the third quarter of 2000) was related to the disposition of certain health plans of the Company's former Central Division, management does not expect the closure to have a significant impact on future results of operations or cash flows. During the fourth quarter of 1999, the Company recorded asset impairment costs totaling $6.2 million in connection with pending dispositions of non-core businesses. These charges included a further adjustment of $4.7 million to adjust the carrying value of the Company's Pittsburgh health plans to fair value for which the Company previously recorded an impairment charge in 1998. The Company also adjusted the carrying value of its subacute care management operations by $1.5 million to fair value. The revenue and pretax income attributable to these operations were $16.1 million and $38,000, respectively, for the three months ended March 31, 2000. The carrying value of these assets as of March 31, 2000 was $17.3 million.

1998 CHARGES

    In connection with the Company's 1998 restructuring plans, severance, asset impairment and other costs totaling $240.1 million were recorded during the year ended December 31, 1998. As of December 31, 1999, the 1998 restructuring plans were completed.

    On July 19, 1998, FPA Medical Management, Inc. ("FPA") filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The FPA bankruptcy and related events and circumstances caused management to re-evaluate the decision to continue to operate 14 facilities previously leased to FPA and management determined to sell the properties. As part of the 1998 Charges, the Company recorded $84.1 million of asset impairment costs related to the 14 properties and other costs related to FPA. The carrying value of the assets held for disposal totaled $11.2 million at March 31, 2000. As of March 31, 2000, 12 of these properties have been sold which has resulted in net gains of $5.0 million during 1999 and $3.6 million in 1998 which were included in net gains on sale of businesses and buildings. The remaining properties are expected to be sold during 2000.

    During the fourth quarter of 1998, the Company initiated a formal plan to dispose of certain health plans of the Company's then Central Division included in the Company's Health Plan Services segment in accordance with its anticipated divestitures program. The Company sold most of these health plans during 1999. Revenues and pre-tax losses attributable to the remaining plans identified for disposition were $7.9 million and $0.1 million, respectively, for the three months ended March 31, 2000. The carrying value of these assets as of March 31, 2000 was $9.6 million. No subsequent adjustments were made to these assets in 2000. As discussed under "1999 Charges," further adjustments to carrying value of $4.7 million were recorded in 1999.

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

    The Company's ability to expand its business is dependent, in part, on competitive premium pricing and its ability to secure cost-effective contracts with providers. Achieving these objectives is becoming increasingly difficult due to the competitive environment. In addition, the Company's profitability is dependent, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, integration of acquired companies, increased cost of individual services, regulatory changes, utilization, new technologies, hospital costs, major epidemics and numerous other external influences may affect the Company's operating results. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical records to anticipate results or future period trends.

    The Company's HMO and insurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for expenses with respect to reported and unreported claims incurred. These reserves are estimates of future payments based on various assumptions. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience, which in the past has resulted, and in the future could result, in loss reserves being too high or too low. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, medical costs and other factors. Future loss development or governmental regulators could require reserves for prior periods to be increased, which would adversely impact earnings in future periods. In light of present facts and current legal interpretations, management believes that adequate provisions have been made for claims and loss reserves.

    The Company's HMO subsidiaries contract with providers in California, and to a lesser degree in other areas, primarily through capitation fee arrangements. Under a capitation fee arrangement, the Company's subsidiary pays the provider a fixed amount per member on a regular basis and the provider accepts the risk of the frequency and cost of member utilization of services. The inability of providers to properly manage costs under capitation arrangements can result in financial instability of such providers. Any financial instability of capitated providers could lead to claims for unpaid health care against the Company's HMO subsidiaries, even though such subsidiaries have made their regular payments to the capitated providers. Depending on state law, the Company's HMO subsidiaries may be liable for such claims. In California, the issue of whether HMOs are liable for unpaid provider claims has not been definitively settled. The Department of Corporations ("DOC") has issued a written statement to the effect that HMOs are not liable for such claims, but there is currently ongoing litigation challenging that ruling.

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

    Government health care receivables are best estimates of payments that are ultimately collectible or payable. Since these amounts are subject to government audit, negotiation and appropriations, amounts ultimately collected may vary significantly from current estimates. Additionally, the timely collection of such receivables is also impacted by government audit and negotiation and could extend for periods beyond a year.

    For the first quarter ended March 31, 2000, cash used by operating activities was $42.2 million compared to $104.6 million in the comparable period of 1999. This change was due primarily to receipt of all three Medicare payments for the first quarter ended March 31, 2000, as compared to only two payments received for the comparable period in 1999. Net cash provided by investing activities was $5.0 million during the first quarter ended March 31, 2000 as compared to $16.7 million during the comparable period in 1999. This decrease was primarily due to a decrease in the net purchases and sales of investments, increases in other investing activities by the New Ventures Group (see "New Ventures Group" in "Item 5. Other Information" included in this Form 10-Q), coupled with the decrease in the proceeds from the sale of businesses. Net cash used in financing activities was $6.3 million during the first quarter ended March 31, 2000 as compared to $60.4 million during the comparable period in 1999. The change was primarily due to a reduction in the repayment of funds drawn under the Company's Credit Facility (as defined below).

    The Company has a $1.5 billion credit facility (the "Credit Facility"), with Bank of America as Administrative Agent for the Lenders thereto, which was amended by a Letter Agreement dated as of March 27, 1998 and Amendments in April, July, and November 1998 and in March 1999 with the Lenders (the "Amendments"). All previous revolving credit facilities were terminated and rolled into the Credit Facility on July 8, 1997. At the election of the Company, and subject to customary covenants, loans are initiated on a bid or committed basis and carry interest at offshore or domestic rates, at the applicable LIBOR rate plus margin or the bank reference rate. Actual rates on borrowings under the Credit Facility vary, based on competitive bids and the Company's unsecured credit rating at the time of the borrowing. As of March 31, 2000, the Company was in compliance with the financial covenants of the Credit Facility, as amended by the Amendments. As of March 31, 2000, the maximum commitment level under the Credit Agreement was approximately $1.36 billion, of which approximately $328 million remained available. The Credit Facility expires in July 2002, but it may be extended under certain circumstances for two additional years.

    The Company's subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. During the first quarter ended March 31, 2000, the Company was not required to make any contributions to its subsidiaries to meet risk-based capital requirements of the regulated entities. The Company will, however, make contributions to its subsidiaries, as necessary, to meet risk-based capital requirements under state laws and regulations during the last three quarters of 2000. The Company contributed $1.6 million to its subsidiaries to meet other capital requirements during the first quarter ended March 31, 2000. As of March 31, 2000, the Company's subsidiaries were in compliance with minimum capital requirements. In 2001, subject to adoption of the codification of statutory accounting principles by the various states, the amount of capital contributions required to meet risk-based capital and other minimum capital requirements may change. The Company is currently in the process of evaluating the effect of such codification on its capital and surplus positions.

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

    The Company has several bond portfolios to fund reserves. The Company attempts to manage the interest rate risks related to its investment portfolios by actively managing the asset/liability duration of its investment portfolios. The overall goal of the investment portfolios is to provide a source of liquidity and support the ongoing operations of the Company's business units. The Company's philosophy is to actively manage assets to maximize total return over a multiple-year time horizon, subject to appropriate levels of risk. Each business unit will have additional requirements with respect to liquidity, current income and contribution to surplus. The Company manages these risks by setting risk tolerances, targeting asset-class allocations, diversifying among assets and asset characteristics, and using performance measurement and reporting.

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

    The Company assumed a portfolio disposition period of 30 days with a confidence level of 95 percent for the 2000 computation of VAR. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $3.0 million as of March 31, 2000.

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

    In addition, the Company has some interest rate market risk due to its borrowings. Notes payable, capital leases and other financing arrangements totaled $1,034 million at March 31, 2000 and the related average interest rate was 7.3% (which interest rate is subject to change pursuant to the terms of the Credit Facility). See a description of the Credit Facility under "Liquidity and Capital Resources." The table below presents the expected cash outflows of market risk sensitive instruments at March 31, 2000. These cash outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of March 31, 2000 (amounts in thousands).

                         2000       2001        2002        2003       2004      BEYOND      TOTAL
                       --------   --------   ----------   --------   --------   --------   ----------
Long-term floating
  rate borrowings:
  Interest...........  $94,336    $94,200    $   47,423   $     --   $     --   $     --   $  235,959
  Principal..........       --         --     1,033,000         --         --         --    1,033,000
                       -------    -------    ----------   --------   --------   --------   ----------
  Total Cash
Outflows.............  $94,336    $94,200    $1,080,423   $     --   $     --   $     --   $1,268,959
                       =======    =======    ==========   ========   ========   ========   ==========

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SUPERIOR NATIONAL INSURANCE GROUP INC.

    The Company and its wholly-owned subsidiary, Foundation Health Corporation ("FHC"), have been named in an adversary proceeding, SUPERIOR NATIONAL INSURANCE GROUP, INC. V. FOUNDATION HEALTH CORPORATION, FOUNDATION HEALTH SYSTEMS, INC. AND MILLIMAN AND ROBERTSON, INC., filed on April 28, 2000, in the United States Bankruptcy Court for the Central District of California, case number SV00-14099GM. The lawsuit relates to the 1998 sale of Business Insurance Group, Inc., a holding company of workers' compensation companies operating primarily in California ("BIG"), by FHC to Superior National Insurance Group, Inc. ("Superior").

    On March 3, 2000, the California Department of Insurance seized BIG and Superior's other California insurance subsidiaries. On April 26, 2000, Superior filed for bankruptcy. Two days later, Superior filed its lawsuit against the Company, FHC and Milliman & Robertson, Inc.

    Superior alleges that the BIG transaction was a fraudulent transfer under federal and California bankruptcy laws in that Superior did not receive reasonably equivalent value for the $285 million in consideration paid for BIG; that the Company, FHC and M&R defrauded Superior by making misstatements as to the adequacy of BIG's reserves; that Superior is entitled to rescind its purchase of BIG; that Superior is entitled to indemnification for losses it allegedly incurred in connection with the BIG transaction; that FHC breached the Stock Purchase Agreement; and that FHC and the Company were guilty of California securities laws violations in connection with the sale of BIG. Superior seeks $300 million in compensatory damages, unspecified punitive damages and the costs of the action, including attorneys' fees.

    The Company believes that Superior's claims have no merit whatsoever, and intends to defend itself vigorously in this litigation.

FPA MEDICAL MANAGEMENT, INC.

    Since May 1998, several complaints (the "FPA Complaints") have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. ("FPA") at various times between February 3, 1997 and May 15, 1998. The FPA Complaints name as defendants FPA, certain of FPA's auditors, the Company and certain of the Company's former officers. The FPA Complaints allege that the Company and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between the Company and FPA, about FPA's business and about the Company's 1997 sale of FPA common stock held by the Company. All claims against the Company's former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. The Company has filed a motion to dismiss all claims asserted against it in the consolidated federal class actions but has not formally responded to the other complaints. Management believes these suits against the Company are without merit and intends to vigorously defend the actions.

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

STATE OF CONNECTICUT V. PHYSICIANS HEALTH SERVICES, INC.

    Physicians Health Services, Inc. ("PHS"), a subsidiary of the Company, was sued on Dec. 14, 1999 in the United States District Court in Connecticut by the Attorney General of Connecticut, Richard Blumenthal, acting on behalf of a group of state residents. The lawsuit is premised on ERISA, and alleges that PHS has violated its duties under that Act by managing its prescription drug formulary in a manner that serves its own financial interest rather than those of plan beneficiaries. The suit seeks to have PHS revamp its formulary system, and to provide patients with written denial notices and instructions on how to appeal. PHS intends to defend the suit vigorously, and has filed a motion to dismiss which asserts that the state residents the Attorney General purports to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that his office lacks standing to bring the suit and that the allegations fail to state a claim under ERISA. A decision on the motion is expected in the second quarter of 2000.

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

    Under the Credit Agreement, as amended pursuant to a Letter Agreement dated as of March 27, 1998, the First Amendment and Waiver to Credit Agreement dated as of April 6, 1998, the Second Amendment to Credit Agreement dated as of July 31, 1998, the Third Amendment to Credit Agreement dated as of November 6, 1998 and the Fourth Amendment of Credit Agreement dated as of March 26, 1999 (collectively, the "Amendments") with the Banks, the Company is: (i) obligated to maintain certain covenants keyed to the Company's financial condition and performance (including a Total Leverage Ratio and Fixed Charge Ratio); (ii) obligated to limit liens; (iii) subject to customary covenants, including (A) disposition of assets only in the ordinary course and generally at fair value and (B) restrictions on acquisitions, mergers, consolidations, loans, leases, joint ventures, contingent obligations and certain transactions with affiliates; and (iv) permitted to incur additional indebtedness in an aggregate amount not to exceed $1,000,000,000 upon certain terms and conditions. The Credit Agreement also provides for mandatory prepayment of the outstanding loans under the Credit Agreement with a certain portion of the proceeds from the issuance of such indebtedness and from the sales of assets, resulting in a permanent reduction of the aggregate amount of commitments under the Credit Agreement by the amount so prepaid. As of March 31, 2000, the maximum commitment level permitted under the Credit Agreement was approximately $1.36 billion, of which approximately $328 million remained available. The Amendments also provided for an increase in the interest and facility fees under the Credit Agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the security holders of the Company, either through solicitation of proxies or otherwise, during the first quarter ended March 31, 2000.

ITEM 5. OTHER INFORMATION

CAUTIONARY STATEMENTS

    This Quarterly Report on Form 10-Q for the first quarter ended March 31, 2000 and other public disclosures of the Company may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein and therein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the risks discussed in the "Cautionary Statements" section included in the Company's 1999 Annual Report on Form 10-K filed with the SEC and the risks discussed in the Company's other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

RECENT DEVELOPMENTS

    COLORADO OPERATIONS. In November 1999, the Company commenced the transition of its membership in Colorado to PacifiCare of Colorado, Inc. ("PacifiCare-CO") pursuant to a definitive agreement with PacifiCare-CO. Pursuant to such agreement, PacifiCare-CO is offering replacement coverage to substantially all of the Company's Colorado HMO membership and PacifiCare Life Assurance Company is issuing replacement indemnity coverage to substantially all of the Company's Colorado POS membership. PacifiCare-CO is offering to enroll such HMO members at the earliest date possible in comparable PacifiCare-CO benefit plans within PacifiCare-CO's service area at

PacifiCare-CO's rates. The transition is anticipated to be substantially completed during the first half of 2000.

    WASHINGTON OPERATIONS. In December 1999, the Company sold the capital stock of QualMed Washington Health Plan, Inc., the Company's HMO subsidiary in the state of Washington ("QM-Washington"), to American Family Care Inc. ("AFC"). AFC assumed control of the health-plan license and acquired the Medicaid and Basic Health Plan membership of QM-Washington. The commercial HMO membership of QM-Washington is being transitioned to PacifiCare of Washington, Inc. ("PacifiCare-WA"), Premera Blue Cross and Blue Cross of Idaho pursuant to definitive agreements with such companies. As part of such agreements, PacifiCare-WA is offering replacement coverage to QM-Washington's HMO and POS groups in western Washington, Premera Blue Cross is offering replacement coverage to substantially all of QM-Washington's HMO and POS group membership in eastern Washington and Blue Cross of Idaho is offering replacement coverage for certain members who reside in Idaho. Replacement coverage consists of the new company's benefit plans in the new company's service areas at the new company's rates. The transition is anticipated to be substantially completed during the first half of 2000.

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

    MedPartners, Inc., MPN and the State of California executed an Amended and Restated Operations and Settlement Agreement dated as of June 16, 1999 (the "O&S Agreement"), containing the basic principles for an orderly transition of the California operations of MedPartners, Inc., and the resolution of unpaid provider claims. A Bankruptcy Court Order approving the O&S Agreement was obtained by MPN on July 19, 1999. Although court approval of the O&S Agreement has been obtained, a number of conditions subsequent and third party consents are required by such agreement before the transactions reflected therein will become effective.

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

   10.1 Employment Letter Agreement between the Company and Karin D. Mayhew dated January 22, 1999 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, which is incorporated by reference herein).

   10.2 Letter Agreement dated June 25, 1998 between B. Curtis Westen and the Company (filed as Exhibit 10.73 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein).

   10.3 Employment Letter Agreement dated July 3, 1996 between Jay M. Gellert and the Company (filed as Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated by reference herein).

   10.4 Amended Letter Agreement between the Company and Jay M. Gellert dated as of August 22, 1997 (filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

   10.5 Employment Letter Agreement between the Company and Jeff Bairstow dated as of January 29, 1998, a copy of which is filed herewith.

   10.6 Employment Letter Agreement between the Company and Steven P. Erwin dated March 11, 1998 (filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

   10.7 Employment Agreement between the Company and Maurice Costa dated December 31, 1997 (filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

   10.8 Employment Letter Agreement between the Company and Gary S. Velasquez dated May 1, 1996 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

   10.9 Employment Letter Agreement between the Company and Cora Tellez dated November 16, 1998 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

  10.10 Employment Letter Agreement between the Company and Karen Coughlin dated March 12, 1999 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

  10.11 Form of Severance Payment Agreement dated December 4, 1998 by and between the Company and various of its executive officers (filed as Exhibit
10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

  10.12 Severance Payment Agreement between the Company and J. Robert Bruce dated September 15, 1998 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

  10.13 Severance Payment Agreement between the Company and Maurice Costa dated April 6, 1998 (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

  10.14 The Company's Deferred Compensation Plan effective as of May 1, 1998 (filed as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

  10.15 The Company's Deferred Compensation Plan Trust Agreement dated as of September 1, 1998 between the Company and Union Bank of California (filed as
Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

  10.16 The Company's Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.30 to Registration Statement on Form S-4 (File No. 33-86524), which is incorporated by reference herein).

  10.17 The Company's 1997 Stock Option Plan (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

  10.18 The Company's 1998 Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on December 4, 1998, which is incorporated herein by reference).

  10.19 The Company's 1995 Stock Appreciation Right Plan (filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended
September 30, 1995, which is incorporated by reference herein).

  10.20 The Company's Second Amended and Restated Non-Employee Director Stock Option Plan filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524), which is incorporated by reference herein).

  10.21 The Company's Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

  10.22 The Company's Employee Stock Purchase Plan (filed as Exhibit 10.33 to the Company's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively), which is incorporated by reference herein).

  10.23 The Company's Employee Stock Purchase Plan (filed as Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

  10.24 The Company's Performance-Based Annual Bonus Plan (filed as Exhibit
10.48 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

  10.25 The Company's 401(k) Associate Savings Plan (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on March 31, 1998, which is incorporated herein by reference).

  10.26 The Company's Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

  10.27 Managed Health Network, Inc. Incentive Stock Option Plan (filed as
Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

  10.28 Managed Health Network, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.9 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

  10.29 1990 Stock Option Plan of Foundation Health Corporation (filed as
Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).

  10.30 FHC Directors Retirement Plan (filed as an exhibit to FHC's Annual Report on Form 10-K for the year ended June 30, 1994 filed with the Commission on September 24, 1994, which is incorporated by reference herein).

  10.31 FHC's Deferred Compensation Plan, as amended and restated (filed as
Exhibit 10.99 to FHC's Annual Report on Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

  10.32 FHC's Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 10.100 to FHC's Annual Report on Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

  10.33 FHC's Executive Retiree Medical Plan, as amended and restated (filed as
Exhibit 10.101 to FHC's Annual Report on Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

  10.34 Stock and Note Purchase Agreement by and between FHC, Jonathan H., Scheff, M.D., FPA Medical Management, Inc., FPA Medical Management of California, Inc. and FPA Independent Practice Association dated as of June 28, 1996 (filed as Exhibit 10.109 to FHC's Annual Report on Form 10-K for the year ended June 30, 1996, which is incorporated by reference herein).

  10.35 Participation Agreement dated as of May 25, 1995 among Foundation Health Medical Services, as Construction Agent and Lessee, FHC, as Guarantor, First Security Bank of Utah, N.A., as Owner Trustee, Sumitomo Bank Leasing and Finance, Inc., The Bank of Nova Scotia and NationsBank of Texas, N.A., as Holders and NationsBank of Texas, N.A., as Administrative Agent for the Lenders; and Guaranty Agreement dated as of May 25, 1995 by FHC for the benefit of First Security Bank of Utah, N.A. (filed as an exhibit to FHC's Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated by reference herein).

  10.36 Credit Agreement dated July 8, 1997 among the Company, the banks identified therein and Bank of America National Trust and Savings Association in its capacity as Administrative Agent (providing for an unsecured $1.5 billion revolving credit facility) (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein).

  10.37 Guarantee Agreement dated July 8, 1997 between the Company and First Security Bank, National Association (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated by reference herein).

  10.38 First Amendment and Waiver to Credit Agreement dated April 6, 1998 among the Company, Bank of America National Trust and Savings Association and the Banks (as defined therein) (filed as Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, which is incorporated by reference herein).

  10.39 Second Amendment to Credit Agreement dated July 31, 1998 among the Company, Bank of America National Trust and Savings Association and the Banks (as defined therein) (filed as Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein).

  10.40 Third Amendment to Credit Agreement, dated November 6, 1998, among the Company, Bank of America National Trust and Savings Association and the Banks (as defined therein) (filed as Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, which is incorporated by reference herein).

  10.41 Fourth Amendment to Credit Agreement, dated as of March 26, 1999, among the Company, Bank of America National Trust and Savings Association and the Banks, as defined therein (filed as Exhibit 10.64 to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

  10.42 Form of Credit Facility Commitment Letter, dated March 27, 1998, between the Company and the Majority Banks (as defined therein) (filed as Exhibit 10.70 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein).

  10.43 Office Lease, dated as of January 1, 1992, by and between Warner Properties III and Health Net (filed as Exhibit 10.23 to the Company's Registration Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively), which is incorporated by reference herein).

  10.44 Lease Agreement between HAS-First Associates and FHC dated August 1, 1998 and form of amendment thereto (filed as an exhibit to FHC's Registration Statement on Form S-1 (File No. 33-34963), which is incorporated by reference herein).

  10.45 Asset Purchase Agreement dated December 31, 1998 by and between the Company and Access Health, Inc. (filed as Exhibit 10.62 to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

  10.46 Purchase Agreement dated February 26, 1999 by and among the Company, Foundation Health Pharmaceutical Services, Inc., Integrated Pharmaceutical Services, Inc., and Advance Paradigm, Inc. (filed as Exhibit 10.63 to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated by reference herein).

   11.1 Statement relative to computation of per share earnings of the Company (included in the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.)

  *27.1 Financial Data Schedule for the first quarter ended March 31, 2000, a copy of which has been filed with the EDGAR version of this filing.

------------------------

*   A copy of the exhibit is being filed with this Quarterly Report on Form
    10-Q.

(b) Reports on Form 8-K

    No Current Reports on Form 8-K were filed by the Company during the first quarterly period ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       FOUNDATION HEALTH SYSTEMS, INC.
                                                       (Registrant)

Date: May 10, 2000                                     By:              /s/ JAY M. GELLERT
                                                            -----------------------------------------
                                                                          Jay M. Gellert
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: May 10, 2000                                     By:             /s/ STEVEN P. ERWIN
                                                            -----------------------------------------
                                                                         Steven P. Erwin
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER