Form 10-Q
period 2000-06-30
FOUNDATION HEALTH SYSTEMS INC
filed 2000-08-14
CIK 916085

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

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

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

    The number of shares outstanding of the registrant's Class A Common Stock as of August 10, 2000 was 122,411,685 (excluding 3,194,374 shares held as treasury stock) and no shares of Class B Common Stock were outstanding as of such date.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FOUNDATION HEALTH SYSTEMS, INC.
                               INDEX TO FORM 10-Q

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

Item 1--Financial Statements

    Condensed Consolidated Balance Sheets as of June 30,
     2000 and December 31, 1999.............................      3

    Condensed Consolidated Statements of Operations for the
     Second Quarter Ended June 30, 2000 and 1999............      4

    Condensed Consolidated Statements of Operations for the
     Six Months Ended June 30, 2000 and 1999................      5

    Condensed Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 2000 and 1999................      6

    Notes to Condensed Consolidated Financial Statements....      7

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     15

Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................     21

PART II--OTHER INFORMATION

Item 1--Legal Proceedings...................................     23

Item 2--Changes in Securities...............................     25

Item 3--Defaults Upon Senior Securities.....................     26

Item 4--Submission of Matters to a Vote of Security
  Holders...................................................     27

Item 5--Other Information...................................     28

Item 6--Exhibits and Reports on Form 8-K....................     30

Signatures..................................................     35

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FOUNDATION HEALTH SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   -------------
                                                              (UNAUDITED)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  888,637     $1,010,539
  Investments--available for sale...........................     514,685        456,603
  Premiums receivable, net..................................     144,586        149,992
  Amounts receivable under government contracts.............     388,403        290,329
  Deferred taxes............................................     166,314        209,037
  Reinsurance and other receivables.........................     139,915        153,427
  Other assets..............................................      69,780         77,866
                                                              ----------     ----------
    Total current assets....................................   2,312,320      2,347,793
Property and equipment, net.................................     258,860        280,729
Goodwill and other intangible assets, net...................     882,006        909,586
Other noncurrent assets.....................................      97,071        158,373
                                                              ----------     ----------
    Total Assets............................................  $3,550,257     $3,696,481
                                                              ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Reserves for claims and other settlements.................  $1,083,466     $1,138,801
  Unearned premiums.........................................     188,261        224,381
  Notes payable and capital leases..........................         711          1,256
  Amounts payable under government contracts................      44,115         43,843
  Accounts payable and other liabilities....................     238,752        322,048
                                                              ----------     ----------
    Total current liabilities...............................   1,555,305      1,730,329
Notes payable and capital leases............................     992,992      1,039,352
Deferred taxes..............................................       8,934          5,624
Other noncurrent liabilities................................      28,306         29,977
                                                              ----------     ----------
    Total Liabilities.......................................   2,585,537      2,805,282
                                                              ----------     ----------

Stockholders' Equity:
  Common stock and additional paid-in capital...............     644,042        643,498
  Treasury Class A common stock, at cost....................     (95,831)       (95,831)
  Accumulated other comprehensive loss......................      (3,842)        (4,069)
  Retained earnings.........................................     420,351        347,601
                                                              ----------     ----------
    Total Stockholders' Equity..............................     964,720        891,199
                                                              ----------     ----------
    Total Liabilities and Stockholders' Equity..............  $3,550,257     $3,696,481
                                                              ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                               SECOND QUARTER ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
REVENUES
  Health plan premiums......................................  $1,795,591   $1,743,698
  Government contracts/Specialty services...................     408,554      365,797
  Investment and other income...............................      25,455       19,494
  Net loss on sale of businesses and buildings..............          --       (3,328)
                                                              ----------   ----------
    Total revenues..........................................   2,229,600    2,125,661
                                                              ----------   ----------

EXPENSES
  Health plan services......................................   1,530,497    1,474,360
  Government contracts/Specialty services...................     272,694      241,840
  Selling, general and administrative.......................     314,885      314,674
  Depreciation..............................................      17,072       17,037
  Amortization..............................................       9,723       10,544
  Interest..................................................      21,933       20,657
                                                              ----------   ----------
    Total expenses..........................................   2,166,804    2,079,112
                                                              ----------   ----------

Income before income tax provision..........................      62,796       46,549
Income tax provision........................................      24,101       18,580
                                                              ----------   ----------
Net income..................................................  $   38,695   $   27,969
                                                              ==========   ==========

Basic and diluted earnings per share........................  $     0.32   $     0.23
                                                              ==========   ==========

Weighted average shares outstanding:
Basic.......................................................     122,441      122,279
Diluted.....................................................     122,712      123,161

     See accompanying notes to condensed consolidated financial statements.

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
REVENUES
  Health plan premiums......................................   $3,583,567     $3,516,078
  Government contracts/Specialty services...................      797,534        733,104
  Investment and other income...............................       47,834         38,151
  Net gain on sale of businesses and buildings..............           --         57,270
                                                               ----------     ----------
    Total revenues..........................................    4,428,935      4,344,603
                                                               ----------     ----------

EXPENSES
  Health plan services......................................    3,053,015      2,977,062
  Government contracts/Specialty services...................      527,357        480,894
  Selling, general and administrative.......................      633,982        641,361
  Depreciation..............................................       33,952         34,776
  Amortization..............................................       19,304         21,528
  Interest..................................................       43,267         42,595
  Restructuring and other costs.............................           --         21,059
                                                               ----------     ----------
    Total expenses..........................................    4,310,877      4,219,275
                                                               ----------     ----------

Income before income tax provision and cumulative effect of
  a change in accounting principle..........................      118,058        125,328
Income tax provision........................................       45,308         50,021
                                                               ----------     ----------
Income before cumulative effect of a change in accounting
  principle.................................................       72,750         75,307
Cumulative effect of a change in accounting principle, net
  of tax....................................................           --         (5,417)
                                                               ----------     ----------
Net income..................................................   $   72,750     $   69,890
                                                               ==========     ==========

Basic and diluted earnings per share:
Income before cumulative effect of a change in accounting
  principle.................................................   $     0.59     $     0.62
Cumulative effect of a change in accounting principle.......           --          (0.05)
                                                               ----------     ----------
Net income..................................................   $     0.59     $     0.57
                                                               ==========     ==========

Weighted average shares outstanding:
Basic.......................................................      122,414        122,257
Diluted.....................................................      122,530        122,296

     See accompanying notes to condensed consolidated financial statements.

                        FOUNDATION HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                  2000          1999
                                                              ------------   -----------
OPERATING ACTIVITIES:
Net income..................................................   $   72,750     $  69,890
Adjustments to reconcile net income to net cash used in
  operating activities:
  Amortization and depreciation.............................       53,256        56,304
  Net gain on sale of businesses and buildings..............           --       (57,270)
  Cumulative effect of a change in accounting principle.....           --         5,417
  Restructuring and other costs.............................           --        21,059
  Other changes.............................................        6,240         2,263
  Changes in assets and liabilities, net of effect of
    dispositions:
    Premiums receivable.....................................        5,406        34,681
    Unearned premiums.......................................      (36,120)     (233,570)
    Other assets............................................       43,004        67,606
    Amounts receivable/payable under government contracts...      (97,802)       15,487
    Reserves for claims and other settlements...............      (55,335)       22,429
    Accounts payable and other liabilities..................      (56,646)     (151,277)
                                                               ----------     ---------
Net cash flows used in operating activities.................      (65,247)     (146,981)
                                                               ----------     ---------

INVESTING ACTIVITIES:
Sales or maturities of investments..........................      138,699       264,781
Purchases of investments....................................     (120,112)     (320,612)
Net purchases of property and equipment.....................      (13,457)      (13,591)
Net proceeds from the sale of businesses....................           --        83,433
Other.......................................................      (15,432)        8,323
                                                               ----------     ---------
Net cash flows (used in) provided by investing activities...      (10,302)       22,334
                                                               ----------     ---------

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock
  purchases.................................................          545           850
Proceeds from issuance of notes payable and other financing
  arrangements..............................................       60,029        20,000
Repayment of debt and other noncurrent liabilities..........     (106,927)     (184,313)
                                                               ----------     ---------
Net cash flows used in financing activities.................      (46,353)     (163,463)
                                                               ----------     ---------
Net decrease in cash and cash equivalents...................     (121,902)     (288,110)
Cash and cash equivalents, beginning of period..............    1,010,539       763,865
                                                               ----------     ---------
Cash and cash equivalents, end of period....................   $  888,637     $ 475,755
                                                               ==========     =========

     See accompanying notes to condensed consolidated financial statements.

                        FOUNDATION HEALTH SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    Following the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the Company's annual audited financial statements. The following unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present fairly the financial results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America. Results of operations for the interim periods are not necessarily indicative of results for a full year.

    Certain 1999 amounts have been reclassified to conform to the 2000 presentation. The reclassifications have no effect on net earnings or stockholders' equity as previously reported.

2.  RESTRUCTURING AND OTHER COSTS

    The principal components of restructuring and other costs for the six months ended June 30 are as follows (amounts in millions):

                                                                2000        1999
                                                              ---------   --------
Severance and benefit related costs.........................  $     --     $18.5
Real estate lease termination costs.........................        --       0.8
Other costs.................................................        --       1.8
                                                              ---------    -----
  Total.....................................................  $     --     $21.1
                                                              =========    =====

1999 CHARGES

    The following tables summarize the 1999 charges by quarter and by type (amounts in millions):

                                                                            1999 ACTIVITY
                                                  1999          NET      -------------------    BALANCE AT
                                     1999     MODIFICATIONS     1999       CASH                DECEMBER 31,
                                   CHARGES     TO ESTIMATE    CHARGES    PAYMENTS   NON-CASH       1999
                                   --------   -------------   --------   --------   --------   -------------
Severance and benefit related
  costs..........................   $18.5         $(1.3)       $17.2      $ (8.6)    $  --         $8.6
Asset impairment costs...........     6.2            --          6.2          --      (6.2)          --
Real estate lease termination
  costs..........................     0.8            --          0.8        (0.8)       --           --
Other costs......................     1.8          (0.1)         1.7        (1.4)       --          0.3
                                    -----         -----        -----      ------     -----         ----
Total............................   $27.3         $(1.4)       $25.9      $(10.8)    $(6.2)        $8.9
                                    =====         =====        =====      ======     =====         ====

First Quarter 1999 Charge........   $21.1         $(1.4)       $19.7      $(10.8)    $  --         $8.9
Fourth Quarter 1999 Charge.......     6.2            --          6.2          --      (6.2)          --
                                    -----         -----        -----      ------     -----         ----
Total............................   $27.3         $(1.4)       $25.9      $(10.8)    $(6.2)        $8.9
                                    =====         =====        =====      ======     =====         ====

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

2.  RESTRUCTURING AND OTHER COSTS (CONTINUED)

                                                                     2000
                                                                   ACTIVITY
                                                    BALANCE AT     --------   BALANCE AT    EXPECTED
                                                   DECEMBER 31,      CASH      JUNE 30,    FUTURE CASH
                                                       1999        PAYMENTS      2000        OUTLAYS
                                                   -------------   --------   ----------   -----------
Severance and benefit related costs..............      $8.6         $(5.6)       $3.0          $3.0
Asset impairment costs...........................        --            --          --            --
Real estate lease termination costs..............        --            --          --            --
Other costs......................................       0.3          (0.3)         --            --
                                                       ----         -----        ----          ----
Total............................................      $8.9         $(5.9)       $3.0          $3.0
                                                       ====         =====        ====          ====

First Quarter 1999 Charge........................      $8.9         $(5.9)       $3.0          $3.0
Fourth Quarter 1999 Charge.......................        --            --          --            --
                                                       ----         -----        ----          ----
Total............................................      $8.9         $(5.9)       $3.0          $3.0
                                                       ====         =====        ====          ====

    During the fourth quarter of 1998, the Company initiated a formal plan to dispose of certain health plans of the Company's then Central Division included in the Company's Health Plan Services segment in accordance with its anticipated divestitures program. In this connection, the Company announced its plan to close the Colorado regional processing center, terminate employees and transfer these operations to the Company's other administrative facilities. In addition, the Company announced its plans to consolidate certain administrative functions in its Oregon and Washington health plan operations. As a result of these plans, during the first and fourth quarters ended March 31, 1999 and December 31, 1999, the Company recorded pretax charges for restructuring and other charges of $21.1 million (the "1999 Charges") and asset impairment charges of $6.2 million, respectively.

    SEVERANCE AND BENEFIT RELATED COSTS--The 1999 Charges included
$18.5 million for severance and benefit costs related to executives and operations employees at the Colorado regional processing center and operations employees at the Oregon and Washington health plans. The operations functions include premium accounting, claims, medical management, customer service, sales and other related departments. The 1999 Charges included the termination of a total of 773 employees. As of June 30, 2000, 742 employees had been terminated, $14.2 million had been recorded as severance under this plan and $3.0 million is expected to require future cash outlays. Termination of the remaining 31 employees is expected to be completed during the third quarter of 2000. Modifications to the initial estimate of $1.3 million were recorded during the fourth quarter of 1999. No further adjustments to the original estimates have been recorded as of June 30, 2000.

    ASSET IMPAIRMENT COSTS--During the fourth quarter ended December 31, 1999, the Company recorded asset impairment costs totaling $6.2 million related to impairment of certain long-lived assets held for disposal. These charges included a further adjustment of $4.7 million to adjust the carrying value of the Company's Ohio, West Virginia and West Pennsylvania operations to fair value and an adjustment of $1.5 million to adjust the carrying value of its subacute care management operations. The revenue and pretax loss attributable to these operations were $32 million and $0.3 million, respectively, for the six months ended June 30, 2000. The carrying value of these assets as of June 30, 2000 was $16.3 million.

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

2.  RESTRUCTURING AND OTHER COSTS (CONTINUED)
    REAL ESTATE LEASE TERMINATION AND OTHER COSTS--The 1999 Charges included $2.6 million to terminate real estate obligations and other costs to close the Colorado regional processing center.

1998 CHARGES

    In connection with the Company's 1998 restructuring plans, severance, asset impairment and other costs totaling $240.1 million were recorded during the year ended December 31, 1998. The 1998 restructuring plans were completed at the end of 1999.

    On July 19, 1998, FPA Medical Management, Inc. ("FPA") filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The FPA bankruptcy and related events and circumstances caused management to re-evaluate the decision to continue to operate 14 facilities previously leased to FPA and management determined to sell the properties. As part of the 1998 Charges, the Company recorded $84.1 million of asset impairment costs related to the 14 properties and other costs related to FPA. As of June 30, 2000, 12 of these properties have been sold. The remaining properties are expected to be sold during 2000. The carrying value of the assets held for disposal totaled $9.9 million at June 30, 2000. The results of operations attributable to such real estate assets were immaterial for the six months ended June 30, 2000 and 1999.

    As part of the 1998 restructuring plans, the Company initiated a formal plan to dispose of certain health plans of the Company's then Central Division included in the Company's Health Plan Services segment in accordance with its anticipated divestitures program. The Company sold and/or transitioned to third parties a majority of the business of these health plans in 1999. In 1998, the Company recorded asset impairment charges of $112.4 million related to these plans. As discussed under "1999 Charges," further adjustments to carrying value of $4.7 million were recorded in 1999. Revenues and pretax losses attributable to the remaining business of these plans were $8.2 million and $0.3 million, respectively, for the six months ended June 30, 2000. The carrying value of these assets as of June 30, 2000 was $9.1 million.

3.  COMPREHENSIVE INCOME

    Comprehensive income for the second quarter and six months ended June 30 is as follows (amounts in thousands):

                                            SECOND QUARTER       SIX MONTHS ENDED
                                            ENDED JUNE 30,           JUNE 30,
                                          -------------------   -------------------
                                            2000       1999       2000       1999
                                          --------   --------   --------   --------
Net income..............................  $38,695    $27,969    $72,750    $69,890
Other comprehensive income (loss), net
  of tax:
  Net change in unrealized appreciation
    (depreciation) on investments.......      609     (1,725)       227     (3,102)
                                          -------    -------    -------    -------
Comprehensive income....................  $39,304    $26,244    $72,977    $66,788
                                          =======    =======    =======    =======

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

4.  EARNINGS PER SHARE

    Basic earnings per share excludes dilution and reflects income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (all of which are comprised of stock options) outstanding during the periods presented; no adjustment to income is required. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method. There were 271,000 and 116,000 shares of common stock equivalents for the three and six months ended June 30, 2000, respectively, and 882,000 and 39,000 shares of common stock equivalents for the second quarter and six months ended June 30, 1999, respectively.

5.  SEGMENT INFORMATION

    Presented below are segment data for the second quarter and six months ended June 30, 2000 and 1999 (amounts in thousands):

                                                                GOVERNMENT
                                                                CONTRACTS/
                                                  HEALTH PLAN   SPECIALTY    CORPORATE
                                                   SERVICES      SERVICES    AND OTHER     TOTAL
                                                  -----------   ----------   ---------   ----------
SECOND QUARTER ENDED JUNE 30, 2000
Revenues from external sources..................  $1,795,591     $408,554    $ 25,455    $2,229,600
Intersegment revenues...........................       4,274       47,783          --        52,057
Income (loss) before income taxes...............      70,091       28,910     (36,205)       62,796
Segment assets..................................   2,515,299      778,480     256,478     3,550,257

SECOND QUARTER ENDED JUNE 30, 1999
Revenues from external sources..................  $1,743,698     $365,797    $ 16,166    $2,125,661
Intersegment revenues...........................       2,844       85,196          --        88,040
Income (loss) before income taxes...............      30,140       23,572      (7,163)       46,549
Segment assets..................................   2,460,191      672,471     323,956     3,456,618

SIX MONTHS ENDED JUNE 30, 2000
Revenues from external sources..................  $3,583,567     $797,534    $ 47,834    $4,428,935
Intersegment revenues...........................       6,687       95,080          --       101,767
Income (loss) before income taxes and cumulative
  effect of change in accounting principle......     132,965       51,692     (66,599)      118,058

SIX MONTHS ENDED JUNE 30, 1999
Revenues from external sources..................  $3,516,078     $733,104    $ 95,421    $4,344,603
Intersegment revenues...........................       4,838      167,203          --       172,041
Income before income taxes and cumulative effect
  of change in accounting principle.............      38,637       56,169      30,522       125,328

SEGMENT ASSETS AS OF DECEMBER 31, 1999..........  $2,598,582     $796,358    $301,541    $3,696,481

6.  CHANGE IN ACCOUNTING PRINCIPLE

    Effective January 1, 1999, the Company adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" and changed its method of accounting for start-up and organization costs.

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

6.  CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)
The change involved expensing these costs as incurred, rather than the Company's previous accounting principle of capitalizing and subsequently amortizing such costs. The change in accounting principle resulted in the write-off of the costs capitalized as of January 1, 1999. The cumulative effect of the write-off was $5.4 million (net of tax benefit of $3.7 million) and has been expensed and reflected in the condensed consolidated statement of operations for the six months ended June 30, 1999.

7.  DISPOSITION OF ASSETS

    During the six months ended June 30, 1999, the Company completed the sale of certain of its pharmacy benefits processing operations, its HMO operations in the states of Texas, Louisiana and Oklahoma and its preferred provider organization network subsidiary, Preferred Health Network, Inc. As part of the transactions, the Company received certain cash proceeds of $76.0 million, $10.7 million of convertible preferred stock and recognized a net gain of $57.3 million, before taxes.

    During the fourth quarter of 1999, the Company sold its Washington HMO subsidiary to American Family Care, Inc. and entered into definitive agreements with PacifiCare of Washington, Inc. and Premera Blue Cross to transition the Company's commercial membership in Washington. During the fourth quarter 1999, the Company also entered into a definitive agreement with PacifiCare of Colorado, Inc. to transition the Company's HMO membership in Colorado. As of June 30, 2000, the transitions were substantially completed.

8.  LEGAL PROCEEDINGS

    In April 2000, a lawsuit was filed against the Company and its wholly-owned subsidiary Foundation Health Corporation ("FHC") in the United States Bankruptcy Court for the Central District of California ("Bankruptcy Court"). The lawsuit relates to the 1998 sale of Business Insurance Group, Inc. ("BIG"), a holding company of workers' compensation companies operating primarily in California, by FHC to Superior National Insurance Group, Inc. ("Superior"). On March 3, 2000, the California Department of Insurance seized BIG and Superior's other California insurance subsidiaries. On April 26, 2000, Superior filed for bankruptcy. Two days later, Superior filed its lawsuit against the Company, FHC and Milliman & Robertson, Inc. ("M&R"). Superior alleges that the BIG transaction was a fraudulent transfer under federal and California bankruptcy laws in that Superior did not receive reasonably equivalent value for the $285 million in consideration paid for BIG; that the Company, FHC and M&R defrauded Superior by making misstatements as to the adequacy of BIG's reserves; that Superior is entitled to rescind its purchase of BIG; that Superior is entitled to indemnification for losses it allegedly incurred in connection with the BIG transaction; that FHC breached the Stock Purchase Agreement; and that FHC and the Company were guilty of California securities laws violations in connection with the sale of BIG. Superior seeks $300 million in compensatory damages, unspecified punitive damages and the costs of the action, including attorneys' fees. On August 1, 2000, a motion to remove the lawsuit from the jurisdiction of the Bankruptcy Court to the United States District Court for the Central District of California ("District Court") was granted and the lawsuit is now pending in District Court. The Company believes that Superior's claims have no merit whatsoever, and intends to defend itself vigorously in this litigation.

    In September 1983, a lawsuit was filed by Baja Inc. ("Baja") against East Los Angeles Doctors Hospital Foundation, Inc. ("Hospital") and Century Medicorp ("Century") arising out of a multi-phase

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

8.  LEGAL PROCEEDINGS (CONTINUED)
written contract for operation of a pharmacy at the Hospital during the period September 1978 through September 1983. In October 1992, FHC, now a subsidiary of the Company, acquired the Hospital and Century, and thereafter continued the vigorous defense of this action. In August 1993, the Court awarded Baja $549,532 on a portion of its claim. In December 1994, the Court concluded that Baja also could seek certain additional damages subject to proof. On July 5, 1995, the Court awarded Baja an additional $1,015,173 (plus interest) in lost profits damages. In October 1995, both of the parties appealed. The Court of Appeal reversed portions of the judgment, directing the trial court to conduct additional hearings on Baja's damages. In January 2000, after further proceedings on the issue of Baja's lost profits, the Court awarded Baja an additional $4,996,019, plus prejudgment interest. In June 2000, the Company filed an appeal of the Court's final judgment.

    Complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. ("FPA") at various times between February 3, 1997 and May 15, 1998. The FPA complaints name as defendants FPA, certain of FPA's auditors, the Company and certain of the Company's former officers. The FPA Complaints allege that the Company and certain former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between the Company and FPA, about FPA's business and about the Company's 1997 sale of FPA common stock held by the Company. All claims against the Company's former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. The Company has filed a motion to dismiss all claims asserted against it in the consolidated federal class actions but has not formally responded to the other complaints. The Company believes these suits against it are without merit and intends to vigorously defend the actions.

    In November 1999, a complaint was filed seeking certification of a nationwide class action and alleges that cost containment measures used by FHS-affiliated health maintenance organizations, preferred provider organizations and point-of-service health plans violate provisions of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal Employee Retirement Income Security Act ("ERISA"). The action seeks unspecified damages and injunctive relief. The case was stayed in January, 2000, pending the resolution of various procedural issues involving similar actions filed against Humana, Inc. in the Southern District of Florida. In June, 2000, the plaintiffs filed an amended complaint in the Humana action to add claims against other managed care organizations, including the Company. The Company believes that the filing of such amended complaint was improper and intends to take appropriate steps to have such amended complaint withdrawn. The Company believes the suit against it is without merit and intends to vigorously defend the action.

    In December 1999, Physicians Health Services, Inc. ("PHS"), a subsidiary of the Company, was sued by the Attorney General of Connecticut, Richard Blumenthal, acting on behalf of a group of state residents. The lawsuit was premised on ERISA, and alleged that PHS violated its duties under that Act by managing its prescription drug formulary in a manner that serves its own financial interest rather than those of plan beneficiaries. The suit sought to have PHS revamp its formulary system, and to provide patients with written denial notices and instructions on how to appeal. PHS filed a motion to dismiss which asserted that the state residents the Attorney General purported to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

8.  LEGAL PROCEEDINGS (CONTINUED)
his office lacked standing to bring the suit and that the allegations failed to state a claim under ERISA. In July 2000, the court granted PHS' motion and dismissed the action.

    In May 2000, the California Medical Association filed a lawsuit, purportedly on behalf of its member physicians, in the United States District Court for the Northern District of California against several managed care organizations, including the Company, entitled California Medical Association v. Blue Cross of California, Inc., Pacificare Health Systems, Inc., Pacificare Operations, Inc. and Foundation Health Systems, Inc. The plaintiff alleges that the manner in which the defendants contract and interact with its member physicians violates provisions of the federal Racketeer Influenced Corrupt Organizations Act ("RICO"). The action seeks declaratory and injunctive relief, as well as costs and attorneys fees. The Company filed a motion to dismiss the action on various grounds. In August 2000, plaintiffs in other actions pending against different managed care organizations petitioned the Judicial Panel on Multi-District Litigation to consolidate the California action with the other actions in the U.S. District Court for the Northern District of Alabama. In light of the pending petition, the California court stayed the action and the hearing on the Company's motion to dismiss the complaint for ninety days pending a determination of the petition to consolidate. Management believes that the suit against the Company and the efforts to consolidate it with cases in Alabama are without merit and intends to vigorously defend the action.

    The Company and certain of its subsidiaries are also parties to various other legal proceedings, many of which involve claims for coverage encountered in the ordinary course of its business. Based in part on advice from litigation counsel to the Company and upon information presently available, management of the Company is of the opinion that the final outcome of all such proceedings should not have a material adverse effect upon the Company's consolidated financial position or results of operations.

9.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("Interpretation 44") "Accounting for Certain Transactions Involving Stock Compensation." Interpretation 44 provides guidance on certain implementation issues related to Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Interpretation 44 was effective July 1, 2000, and the Company does not expect Interpretation 44 to have a material impact on its consolidated financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued, then subsequently amended, Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as amended, provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt SAB 101 in the quarter ended December 31, 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board issued, then subsequently amended, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards requiring that all

                        FOUNDATION HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED) derivatives be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company is required to adopt SFAS 133, as amended, in the first quarter of 2001. The Company is currently in the process of evaluating its financial instruments and contracts. The Company does not expect the adoption of SFAS 133 to have a material effect on its consolidated financial position or results of operations.

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

    The Company currently operates within two segments of the managed health care industry: Health Plan Services and Government Contracts/Specialty Services. During 1999, the Health Plan Services segment consisted of four regional divisions: Arizona (Arizona and Utah), California (encompassing only the State of California), Central (Colorado, Florida, Idaho, Louisiana, New Mexico, Oklahoma, Oregon, Texas and Washington) and Northeast (Connecticut, New Jersey, New York, Ohio, Pennsylvania and West Virginia). During 1999, the Company either divested its health plans or entered into arrangements to transition the membership of its health plans in the states of Colorado, Idaho, Louisiana, New Mexico, Oklahoma, Texas, Utah and Washington. Effective January 1, 2000, as a result of such divestitures, the Company consolidated and reorganized its Health Plan Services segment into two regional divisions, the Eastern Division (consisting of Connecticut, Florida, New Jersey, New York, Ohio, Pennsylvania and West Virginia) and the Western Division (consisting of Arizona, California and Oregon). The Company is one of the largest managed health care companies in the United States, with approximately 3.8 million at-risk and administrative services only ("ASO") members in its Health Plan Services segment. The Company also owns health and life insurance companies licensed to sell insurance in 33 states and the District of Columbia.

    The Government Contracts/Specialty Services segment administers large, multi-year managed health care government contracts. Certain components of these contracts, including administrative and assumption of health care risk, are subcontracted to affiliated and unrelated third parties. The Company administers health care programs covering approximately 1.5 million eligible individuals under TRICARE (formerly known as the Civilian Health and Medical Program of the Uniformed Services). The Company has three TRICARE contracts that cover Alaska, Arkansas, California, Hawaii, Oklahoma, Oregon, Texas, Washington and parts of Arizona, Idaho and Louisiana. Through this segment, the Company offers behavioral health, dental and vision services as well as managed care products related to bill review, administration and cost containment for hospitals, health plans and other entities.

    This discussion and analysis and other portions of this Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the risks discussed in the "Cautionary Statements" section included in the Company's 1999 Annual Report on Form 10-K filed with the SEC and the risks discussed in the Company's other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof.

CONSOLIDATED OPERATING RESULTS

    The Company's net income for the second quarter ended June 30, 2000 was $38.7 million, or $0.32 per basic and diluted share, compared to net income for the same period in 1999 of $28.0 million, or

$0.23 per basic and diluted share. The Company's net income for the six months ended June 30, 2000 was $72.8 million, or $0.59 per basic and diluted share, compared to net income for the same period in 1999 of $69.9 million, or $0.57 per basic and diluted share including a $57.3 million gain on sale of businesses and buildings as described below.

    Included in the Company's results for the second quarter and six months ended June 30, 1999, the Company recorded a loss of $3.3 million and a net gain of $57.3 million, respectively, on the sale of its HMO operations in the states of Texas, Louisiana and Oklahoma, its preferred provider organization network subsidiary, Preferred Health Network, Inc. and certain of its pharmacy benefit processing operations. Also included in the results from operations for the six months ended June 30, 1999 are pretax charges for restructuring and other costs of $21.1 million and a cumulative effect of a change in accounting principle, net of tax of $5.4 million.

    The following provides selected financial and operating information related to the Company's performance for the second quarter and six months ended
June 30, 2000 and 1999, respectively. Certain 1999 amounts have been reclassified to conform to the 2000 presentation. These reclassifications did not affect net income or earnings per share.

                                                            SECOND QUARTER                    SIX MONTHS
                                                            ENDED JUNE 30,                  ENDED JUNE 30,
                                                      --------------------------      --------------------------
                                                         2000            1999            2000            1999
                                                      ----------      ----------      ----------      ----------
                                                       (AMOUNTS IN THOUSANDS, EXCEPT PER MEMBER PER MONTH DATA)
REVENUES:
  Health plan premiums..........................      $1,795,591      $1,743,698      $3,583,567      $3,516,078
  Government contracts/Specialty services.......         408,554         365,797         797,534         733,104
  Investment and other income...................          25,455          19,494          47,834          38,151
  Net gain (loss) on sale of businesses.........              --          (3,328)             --          57,270
                                                      ----------      ----------      ----------      ----------
    TOTAL REVENUES..............................       2,229,600       2,125,661       4,428,935       4,344,603
                                                      ----------      ----------      ----------      ----------
EXPENSES:
  Health plan services..........................       1,530,497       1,474,360       3,053,015       2,977,062
  Government contracts/Specialty services.......         272,694         241,840         527,357         480,894
  Selling, general and administrative...........         314,885         314,674         633,982         641,361
  Depreciation..................................          17,072          17,037          33,952          34,776
  Amortization..................................           9,723          10,544          19,304          21,528
  Interest......................................          21,933          20,657          43,267          42,595
  Restructuring and other costs.................              --              --              --          21,059
                                                      ----------      ----------      ----------      ----------
    TOTAL EXPENSES..............................       2,166,804       2,079,112       4,310,877       4,219,275
                                                      ----------      ----------      ----------      ----------
Income before income tax provision and
  cumulative effect of a change in accounting
  principle.....................................          62,796          46,549         118,058         125,328
Income tax provision............................          24,101          18,580          45,308          50,021
                                                      ----------      ----------      ----------      ----------
Income before cumulative effect of a change in
  accounting principle..........................          38,695          27,969          72,750          75,307
Cumulative effect of a change in accounting
  principle.....................................              --              --              --          (5,417)
                                                      ----------      ----------      ----------      ----------
Net income......................................      $   38,695      $   27,969      $   72,750      $   69,890
                                                      ==========      ==========      ==========      ==========
Health plan MCR.................................            85.2%           84.6%           85.2%           84.7%
Government contracts/Specialty services MCR.....            66.7%           66.1%           66.1%           65.6%
Overall MCR.....................................            81.8%           81.4%           81.7%           81.4%
Administrative (SG&A + Depreciation) Ratio......            15.1%           15.7%           15.2%           15.9%
Health plan premiums per member per month.......      $   155.15      $   137.18      $   153.75      $   137.34
Health plan services per member per month.......      $   132.24      $   115.99      $   130.99      $   116.29

ENROLLMENT INFORMATION

                                    JUNE 30
                             (AMOUNTS IN THOUSANDS)

                                                                                   PERCENT
                                                               2000       1999      CHANGE
                                                             --------   --------   --------
Health Plan Services:
  Commercial...............................................   2,894      3,073       (5.8)%
  Medicare Risk............................................     262        269       (2.6)%
  Medicaid.................................................     611        673       (9.2)%
                                                              -----      -----      -----
                                                              3,767      4,015       (6.2)%
                                                              =====      =====      =====
Government Contracts:
  TRICARE PPO and Indemnity................................     564        684      (17.5)%
  TRICARE HMO..............................................     891        817        9.1 %
                                                              -----      -----      -----
                                                              1,455      1,501       (3.1)%
                                                              =====      =====      =====

REVENUES AND HEALTH CARE COSTS

    The Company's total revenues increased by $103.9 million or 4.9% for the second quarter ended June 30, 2000 and $84.3 million or 1.9% for the six months ended June 30, 2000 as compared to the same periods in 1999. Health Plan premiums increased by $51.9 million or 3.0% for the second quarter ended
June 30, 2000 and $67.5 million or 1.9% for the six months ended June 30, 2000 as compared to same periods in 1999. This growth is primarily due to the Company instituting more rigorous pricing discipline resulting in a 11.9% increase in Health Plan premiums revenue on a per member per month basis for the six months ended June 30, 2000, partially offset by a 6.2% decrease in period-end enrollment in the Company's health plans as of June 30, 2000 as compared to the same period in 1999. The 248,000 decrease in Health Plan membership at June 30, 2000 as compared to June 30, 1999 reflects the reduction of 278,000 members enrolled in health plans sold by the Company. This reduction in membership is partially offset by an increase of 30,000 members, primarily from the California point-of-service small group market.

    Commercial same-store premium rates increased 8.0% for the second quarter and six months ended June 30, 2000 as compared to the same periods in 1999. Commercial same-store period-end enrollment increased by 38,000 members as of June 30, 2000. Medicare enrollment declined 2.6% at June 30, 2000 as compared to June 30, 1999 due to the Company's planned exit from certain counties. The Company announced that it intends to exit the Medicare program in 18 counties across six states, affecting more than 19,000 Medicare members. Medicaid enrollment declined by 9.2% at June 30, 2000 as compared to June 30, 1999 primarily due to health plan divestitures.

    Health Plan Services costs increased by $56.1 million or 3.8% for the second quarter ended June 30, 2000 and $76.0 million or 2.6% for the six months ended June 30, 2000 as compared to the same periods in 1999. The Health Plan Services medical care ratio ("MCR") for the second quarter ended June 30, 2000 increased to 85.2% from 84.6% and for the six months ended June 30, 2000 increased to 85.2% from 84.7% as compared to the same periods in 1999, respectively. The increase in the MCR is due to a 9.0% increase in pharmacy costs and the sale of two hospitals during the third quarter of 1999. These two hospitals accounted for approximately $13.0 million and $27.0 million in health plan revenues in the second quarter and six months ended June 30, 1999 with no associated health care costs.

    Government Contracts/Specialty Services revenue increased by $42.8 million or 11.7% during the second quarter ended June 30, 2000 and $64.4 million or 8.8% during the six months ended June 30, 2000 as compared to the same periods in 1999. The increase in Government Contracts/Specialty Services segment revenues was primarily due to increases in government contracts and growth in the Company's mental health subsidiary.

    The Government Contracts/Special Services MCR increased to 66.7% from 66.1% for the second quarter ended June 30, 2000 and to 66.1% from 65.6% for the six months ended June 30, 2000 as compared to the same periods in 1999. The increase in the MCR is primarily due to the movement of health care services from military treatment facilities to civilian facilities during 1999 which had a continued effect and resulted in higher costs than originally specified in the contract for the second quarter and six months ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

    The Company's selling, general and administrative ("SG&A") expenses were flat for the second quarter ended June 30, 2000 and decreased $7.4 million or 1.2% for the six months ended June 30, 2000 as compared to the same period in 1999. The administrative ratio (SG&A + Depreciation as a percentage of health plan and government revenues) declined by approximately 60 and 70 basis points in the second quarter and six months ended June 30, 2000, respectively. This decrease is primarily attributable to the Company's divestiture of non-core operations during the last two quarters of 1999, the consolidation of certain of its health plan operations.

AMORTIZATION AND DEPRECIATION

    Amortization and depreciation expense decreased by $0.8 million or 2.8% for the second quarter ended June 30, 2000 and $3.0 million or 5.4% for the six months ended June 30, 2000, as compared to the same periods in 1999. These changes reflect decreases of $12.6 million and $17.5 million in goodwill and fixed assets, respectively, as a result of divestitures of non-core operations.

INTEREST EXPENSE

    Interest expense increased by $1.3 million or 6.2% for the second quarter ended June 30, 2000 and $0.7 million or 1.6% for the six months ended June 30, 2000 as compared to the same periods in 1999. The increase in interest expense reflects the higher average borrowing rate of 7.3% during the second quarter and six months ended June 30, 2000, as compared to 6.2% and 6.3% in the same periods in 1999, respectively. This increase in the average borrowing rate was partially offset by a reduction in the average revolving credit facility balance.

INCOME TAX PROVISION

    The effective tax rate was 38.4% for the second quarter and six months ended June 30, 2000, compared to the effective tax rate on operations of 39.9% for the same periods in 1999. The effective tax rate for the full year 1999 was 39.4%. The decrease in the effective tax rate reflects the Company's current business mix after divestiture of non-core operations and was also due to income earned in lower state taxing jurisdictions.

    The effective tax rate of 38.4% for the second quarter and six months ended June 30, 2000 differed from the statutory federal tax rate of 35.0% due primarily to state income taxes, goodwill amortization, and tax-exempt investment income.

RESTRUCTURING AND OTHER COSTS

    This section should be read in conjunction with Note 2, and the tables contained therein, to the condensed consolidated financial statements.

1999 CHARGES

    The Company initiated during the fourth quarter of 1998 a formal plan to dispose of certain health plans of the Company's then Central Division included in the Company's Health Plan Services segment in accordance with its anticipated divestitures program. In this connection, the Company announced its plan to close the Colorado regional processing center, terminate employees associated with the support center and transfer these operations to the Company's other administrative facilities. In addition, the Company announced its plans to consolidate certain administrative functions in its Oregon and Washington health plan operations. During the first quarter ended March 31, 1999, the Company recorded pretax charges for restructuring and other charges of $21.1 million which included $18.5 million for severance and benefit related costs related to executives and operations employees at the Colorado regional processing center and at the Oregon and Washington health plans, and $2.6 million for the termination of real estate obligations and other costs to close the Colorado regional processing center. As of June 30, 2000, $3.0 million of such charges is expected to require future outlays of cash in 2000. As the closing of the Colorado regional processing center (which is expected to be substantially completed in the third quarter of 2000) was related to the disposition of certain health plans of the Company's former Central Division, management does not expect the closure to have a significant impact on future results of operations or cash flows. During the fourth quarter of 1999, the Company recorded asset impairment costs totaling $6.2 million in connection with pending dispositions of non-core businesses. These charges included a further adjustment of $4.7 million to adjust the carrying value of the Company's Ohio, West Virginia and West Pennsylvania operations to fair value for which the Company previously recorded an impairment charge in 1998. The Company also adjusted the carrying value of its subacute care management operations by $1.5 million to fair value. The revenue and pretax loss attributable to these operations were $32 million and $0.3 million, respectively, for the six months ended June 30, 2000. The carrying value of these assets as of June 30, 2000 was $16.3 million.

1998 CHARGES

    In connection with the Company's 1998 restructuring plans, severance, asset impairment and other costs totaling $240.1 million were recorded during the year ended December 31, 1998. As of December 31, 1999, the 1998 restructuring plans were completed.

    On July 19, 1998, FPA Medical Management, Inc. ("FPA") filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The FPA bankruptcy and related events and circumstances caused management to re-evaluate the decision to continue to operate 14 facilities previously leased to FPA and management determined to sell the properties. As part of the 1998 Charges, the Company recorded $84.1 million of asset impairment costs related to the 14 properties and other costs related to FPA. The carrying value of the assets held for disposal totaled $9.9 million at June 30, 2000. As of June 30, 2000, 12 of these properties have been sold which has resulted in net gains of $5.0 million during 1999 and $3.6 million in 1998 which were included in net gains on sale of businesses and buildings. The remaining properties are expected to be sold during 2000.

    During the fourth quarter of 1998, the Company initiated a formal plan to dispose of certain health plans of the Company's then Central Division included in the Company's Health Plan Services segment in accordance with its anticipated divestitures program. The Company sold and/or transitioned to third parties a majority of the business of these health plans during 1999. Revenues and pretax losses attributable to the remaining plans identified for disposition were $8.2 million and $0.3 million, respectively, for the six months ended June 30, 2000. The carrying value of these assets as of June 30, 2000 was $9.1 million. No subsequent adjustments were made to these assets in 2000. As discussed under "1999 Charges," further adjustments to carrying value of $4.7 million were recorded in 1999.

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

    The Company's ability to expand its business is dependent, in part, on competitive premium pricing and its ability to secure cost-effective contracts with providers. Achieving these objectives is becoming increasingly difficult due to the competitive environment. In addition, the Company's profitability is dependent, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, regulatory changes, integration of acquired companies, increased cost of medical services, utilization, new technologies, hospital costs, major epidemics and numerous other external influences may affect the Company's operating results. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical records to anticipate results or future period trends.

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

    The Company's HMO subsidiaries contract with providers in California, and to a lesser degree in other areas, primarily through capitation fee arrangements. Under a capitation fee arrangement, the Company's subsidiary pays the provider a fixed amount per member on a regular basis and the provider accepts the risk of the frequency and cost of member utilization of services. The inability of providers to properly manage costs under capitation arrangements can result in financial instability of such providers. Any financial instability of capitated providers could lead to claims for unpaid health care against the Company's HMO subsidiaries, even though such subsidiaries have made their regular payments to the capitated providers. Depending on state law, the Company's HMO subsidiaries may or may not be liable for such claims. In California, the issue of whether HMOs are liable for unpaid provider claims has not been definitively settled. However, the California Department of Corporations ("DOC") has issued a written statement to the effect that HMOs are not liable for such claims, but there is currently ongoing litigation on the subject. Please refer to Part II. of this Form 10-Q for further information.

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

    For the six months ended June 30, 2000, cash used by operating activities was $65.2 million compared to $147.0 million in the same period of 1999. This change was primarily due to favorable timing of Medicare payments, offset by increases in the amounts receivable under government contracts and decreases in the reserves for claims and other settlements. Net cash used in investing activities was $10.3 million during the six months ended June 30, 2000 as compared to net cash provided by investing activities of $22.3 million during the same period in 1999. This decrease was primarily due to a decrease in the net purchases and sales of investments, coupled with the decrease in the proceeds from the sale of businesses. Net cash used in financing activities was $46.4 million during the six months ended June 30, 2000 as compared to $163.5 million during the same period in 1999. The change was primarily due to a reduction in the repayment of funds drawn under the Company's Credit Facility (as defined below).

    The Company has a $1.5 billion credit facility (the "Credit Facility"), with Bank of America as Administrative Agent for the Lenders thereto, which was amended by a Letter Agreement dated as of March 27, 1998 and Amendments in April, July, and November 1998 and in March 1999 with the Lenders (the "Amendments"). All previous revolving credit facilities were terminated and rolled into the Credit Facility on July 8, 1997. At the election of the Company, and subject to customary covenants, loans are initiated on a bid or committed basis and carry interest at offshore or domestic rates, at the applicable LIBOR rate plus margin or the bank reference rate. Actual rates on borrowings under the Credit Facility vary, based on competitive bids and the Company's unsecured credit rating at the time of the borrowing. As of June 30, 2000, the Company was in compliance with the financial covenants of the Credit Facility, as amended by the Amendments. As of June 30, 2000, the maximum commitment level under the Credit Agreement was approximately $1.36 billion, of which approximately
$368.0 million remained available. The Credit Facility expires in July 2002, but it may be extended under certain circumstances for two additional years.

    The Company's subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. The Company will, however, make contributions to its subsidiaries, as necessary, to meet risk-based capital requirements under state laws and regulations. The Company contributed $11.9 million to certain of its subsidiaries to meet capital requirements during the second quarter ended June 30, 2000. As of June 30, 2000, the Company's subsidiaries were in compliance with minimum capital requirements. In July of 2000, the Company contributed $6 million to certain of its subsidiaries. In 2001, subject to adoption of the codification of statutory accounting principles by the various states, the amount of capital contributions required to meet risk-based capital and other minimum capital requirements may change. The Company is currently in the process of evaluating the effect of such codification on its capital and surplus positions.

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

    The Company assumed a portfolio disposition period of 30 days with a confidence level of 95 percent for the 2000 computation of VAR. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $2.8 million as of June 30, 2000.

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

    In addition, the Company has some interest rate market risk due to its borrowings. Notes payable, capital leases and other financing arrangements totaled $993.7 million at June 30, 2000 and the related average interest rate was 7.7% (which interest rate is subject to change pursuant to the terms of the Credit Facility) for the six months ended June 30, 2000. See a description of the Credit Facility under "Liquidity and Capital Resources." The table below presents the expected future cash outflows of market risk sensitive instruments at June 30, 2000. These cash outflows include both expected future principal and interest payments consistent with the terms of the outstanding debt as of June 30, 2000 (amounts in thousands).

                                            2000       2001       2002        2003        2004       BEYOND       TOTAL
                                          --------   --------   ---------   ---------   ---------   ---------   ---------
Long-term floating rate borrowings:
  Interest..............................   46,188     84,460       41,883         --          --          --      172,531
  Principal.............................       --         --      993,000         --          --          --      993,000
                                           ------     ------    ---------   ---------   ---------   ---------   ---------
  Total Cash Outflows...................   46,188     84,460    1,034,883         --          --          --    1,165,531
                                           ======     ======    =========   =========   =========   =========   =========

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SUPERIOR NATIONAL INSURANCE GROUP INC.

    The Company and its wholly-owned subsidiary, Foundation Health Corporation ("FHC"), have been named in an adversary proceeding, Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc. ("M&R"), filed on April 28, 2000, in the United States Bankruptcy Court for the Central District of California, case number SV00-14099GM. The lawsuit relates to the 1998 sale of Business Insurance
Group, Inc., a holding company of workers' compensation companies operating primarily in California ("BIG"), by FHC to Superior National Insurance
Group, Inc. ("Superior").

    On March 3, 2000, the California Department of Insurance seized BIG and Superior's other California insurance subsidiaries. On April 26, 2000, Superior filed for bankruptcy. Two days later, Superior filed its lawsuit against the Company, FHC and M&R.

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

    On August 1, 2000, a motion filed by the Company and FHC to remove the lawsuit from the jurisdiction of the Bankruptcy Court to the United States District Court for the Central District of California was granted, and the lawsuit is now pending in the District Court under case number SACV00-0658 GLT.

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

    The case was stayed on January 25, 2000, pending the resolution of various procedural issues involving similar actions filed against Humana, Inc. in the Southern District of Florida. On June 23, 2000, the plaintiffs filed an amended complaint in the Humana action to add claims against other managed care organizations, including the Company. The Company believes that the filing of such amended complaint was improper and intends to take appropriate steps to have such amended complaint withdrawn. Management believes the suit against the Company is without merit and intends to vigorously defend the action.

BAJA INC. V. LOS ANGELES MEDICAL MANAGEMENT CORP., EAST LOS ANGELES DOCTORS
  HOSPITAL FOUNDATION, INC.

    In September 1983, a lawsuit was filed in Los Angeles Superior Court by
Baja Inc. ("Baja") against East Los Angeles Doctors Hospital Foundation, Inc. ("Hospital") and Century Medicorp ("Century") arising out of a multi-phase written contract for operation of a pharmacy at the Hospital during the period September 1978 through September 1983. In October 1992, Foundation Health Corporation, now a subsidiary of the Company, acquired the Hospital and Century, and thereafter continued the vigorous defense of this action. In August 1993, the Court awarded Baja $549,532 on a portion of its claim. In December 1994, the Court concluded that Baja also could seek certain additional damages subject to proof. On July 5, 1995, the Court awarded Baja an additional $1,015,173 (plus interest) in lost profits damages. In October 1995, both of the parties appealed. The Court of Appeal reversed portions of the judgment, directing the trial court to conduct additional hearings on Baja's damages. In January 2000, after further proceedings on the issue of Baja's lost profits, the Court awarded Baja $4,996,019 in addition to the previous amounts, plus prejudgment interest. In June 2000, the Company filed an appeal of the Court's final judgment.

STATE OF CONNECTICUT V. PHYSICIANS HEALTH SERVICES, INC.

    Physicians Health Services, Inc. ("PHS"), a subsidiary of the Company, was sued on December 14, 1999 in the United States District Court in Connecticut by the Attorney General of Connecticut, Richard Blumenthal, acting on behalf of a group of state residents. The lawsuit was premised on ERISA, and alleged that PHS violated its duties under that Act by managing its prescription drug formulary in a manner that served its own financial interest rather than those of plan beneficiaries. The suit sought to have PHS revamp its formulary system, and to provide patients with written denial notices and instructions on how to appeal. PHS filed a motion to dismiss which asserted that the state residents the Attorney General purported to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that his office lacked standing to bring the suit and that the allegations failed to state a claim under ERISA. On July 12, 2000, the court granted PHS' motion and dismissed the action.

CALIFORNIA MEDICAL ASSOCIATION V. BLUE CROSS OF CALIFORNIA, INC., PACIFICARE
  HEALTH SYSTEMS, INC., PACIFICARE OPERATIONS, INC. AND FOUNDATION HEALTH SYSTEMS, INC.

    In May 2000, the California Medical Association filed a lawsuit, purportedly on behalf of its member physicians, in the United States District Court for the Northern District of California against several managed care organizations, including the Company, entitled California Medical Association v. Blue Cross of California, Inc., Pacificare Health Systems, Inc., Pacificare Operations, Inc. and Foundation Health Systems, Inc. The plaintiff alleges that the manner in which the defendants contract and interact with its member physicians violates provisions of the federal Racketeer Influenced Corrupt Organizations Act ("RICO"). The action seeks declaratory and injunctive relief, as well as costs and attorneys fees. The Company filed a motion to dismiss the action on various grounds. In August 2000, plaintiffs in other actions pending against different managed care organizations petitioned the Judicial Panel on Multi-District Litigation to consolidate the California action with the other actions in the U.S. District Court for the Northern District of Alabama. In light of the pending petition, the California court stayed the action and the hearing on the Company's motion to dismiss the complaint for ninety days pending a determination of the petition to consolidate. Management believes that the suit against the Company and the efforts to consolidate it with cases in Alabama are without merit and intends to vigorously defend the action.

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

    Under the Credit Agreement, as amended pursuant to a Letter Agreement dated as of March 27, 1998, the First Amendment and Waiver to Credit Agreement dated as of April 6, 1998, the Second Amendment to Credit Agreement dated as of July 31, 1998, the Third Amendment to Credit Agreement dated as of November 6, 1998 and the Fourth Amendment of Credit Agreement dated as of March 26, 1999 (collectively, the "Amendments") with the Banks, the Company is: (i) obligated to maintain certain covenants keyed to the Company's financial condition and performance (including a Total Leverage Ratio and Fixed Charge Ratio);
(ii) obligated to limit liens; (iii) subject to customary covenants, including
(A) disposition of assets only in the ordinary course and generally at fair value and (B) restrictions on acquisitions, mergers, consolidations, loans, leases, joint ventures, contingent obligations and certain transactions with affiliates; and (iv) permitted to incur additional indebtedness in an aggregate amount not to exceed $1,000,000,000 upon certain terms and conditions. The Credit Agreement also provides for mandatory prepayment of the outstanding loans under the Credit Agreement with a certain portion of the proceeds from the issuance of such indebtedness and from the sales of assets, resulting in a permanent reduction of the aggregate amount of commitments under the Credit Agreement by the amount so prepaid. As of June 30, 2000, the maximum commitment level permitted under the Credit Agreement was approximately
$1.36 billion, of which approximately $368 million remained available. The Amendments also provided for an increase in the interest and facility fees under the Credit Agreement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 4, 2000, the Company held its 2000 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders voted upon proposals to (i) elect two directors for a term of three years ("Proposal 1"), (ii) ratify the selection of Deloitte & Touche LLP as the Company's independent public accountants for the year ending December 31, 2000 ("Proposal 2") and (iii) approve the material terms of a new Executive Officer Incentive Plan ("Proposal 3"). At the Annual Meeting, the Company's stockholders also voted upon a stockholder proposal brought before the meeting which requested a recommendation that the Company's Board of Directors amend the Company's Certificate of Incorporation to declassify the Board of Directors ("Proposal 4"). The following provides voting information for all matters voted upon at the Annual Meeting, and includes a separate tabulation with respect to each nominee for director:

PROPOSAL 1

ELECTION OF DIRECTORS      VOTES FOR    VOTES AGAINST   VOTES WITHHELD   BROKER NON-VOTES
---------------------     -----------   -------------   --------------   ----------------
George Deukmejian.......  110,422,367         0           2,397,104             0

Jay M. Gellert..........  110,558,098         0           2,261,373             0

    As a result, each of Messrs. Deukmejian and Gellert were elected as a Class I director for a three-year term at the Annual Meeting. Other directors whose term of office as directors continued after the Annual Meeting were: J. Thomas Bouchard, Thomas T. Farley, Patrick Foley, Roger Greaves, Richard W. Hanselman, Richard J. Stegemeier and Raymond S. Troubh.

PROPOSAL 2

    With respect to the ratification of the selection of Deloitte & Touche LLP as the Company's independent public accountants for the year ending
December 31, 2000, 112,772,668 votes were cast in favor, 10,165 votes were cast against and 36,638 votes were withheld for such proposal. There were no broker non-votes for this proposal. Since this proposal received the affirmative vote of a majority of the votes cast on the proposal, the selection of Deloitte & Touche LLP as the Company's independent public accountants for the year ending December 31, 2000 was ratified.

PROPOSAL 3

    With respect to approval of the material terms of a new Executive Officer Incentive Plan, 106,308,063 votes were cast in favor, 5,875,987 votes were cast against and 635,421 votes were withheld for such proposal. There were no broker non-votes for this proposal. Since this proposal received the affirmative vote of a majority of the votes cast on the proposal, the material terms of the new Executive Officer Incentive Plan were approved.

PROPOSAL 4

    With respect to the stockholder proposal to recommend that the Board of Directors amend the Company's Certificate of Incorporation to declassify the Board of Directors, 78,606,645 votes were cast in favor, 11,854,388 votes were cast against and 3,876,450 votes were withheld for such proposal. There were 18,481,988 broker non-votes for such proposal. Under the corporate law of the State of Delaware, the state in which the Company is incorporated, the action recommended in the stockholder proposal could be taken only if: (i) the Board of Directors recommended an amendment to the Company's Certificate of Incorporation and directed that the amendment be submitted to a vote of the Company's stockholders; and (ii) the amendment is approved at a future meeting of stockholders. Also, pursuant to the provisions of the Company's Certificate of Incorporation, any such amendment would require the affirmative vote of at least 80 percent of the outstanding shares of Common Stock of the Company.

    As a result of the foregoing, the votes cast in favor of this proposal serve only as an advisory recommendation that the Board of Directors take steps to amend the Company's Certificate of Incorporation accordingly. The Board of Directors will consider how to proceed with the issues raised by this proposal in connection with the Company's 2001 Annual Meeting of Stockholders. In total, 121,835,631 shares of Class A Common Stock were eligible to vote at the Annual Meeting, 112,819,471 shares were voted at the Annual Meeting and 9,016,160 shares were unvoted at the Annual Meeting.

    No other matters were submitted to a vote of the Company's security holders during the quarter ended June 30, 2000.

ITEM 5.  OTHER INFORMATION

RECENT DEVELOPMENTS

    COLORADO OPERATIONS. In November 1999, the Company commenced the transition of its membership in Colorado to PacifiCare of Colorado, Inc. ("PacifiCare-CO") pursuant to a definitive agreement with PacifiCare-CO. Pursuant to such agreement, PacifiCare-CO offered replacement coverage to substantially all of the Company's Colorado HMO membership and PacifiCare Life Assurance Company issued replacement indemnity coverage to substantially all of the Company's Colorado POS membership. The transition of membership was completed in the second quarter of 2000.

    WASHINGTON OPERATIONS. In December 1999, the Company sold the capital stock of QualMed Washington Health Plan, Inc., the Company's HMO subsidiary in the state of Washington ("QM-Washington"), to American Family Care, Inc. ("AFC"). AFC assumed control of the health plan license and acquired the Medicaid and Basic Health Plan membership of QM-Washington. The commercial HMO membership of QM-Washington was transitioned to PacifiCare of Washington, Inc. ("PacifiCare-WA"), Premera Blue Cross and Blue Cross of Idaho pursuant to definitive agreements with such companies. As part of such agreements, PacifiCare-WA offered replacement coverage to QM-Washington's HMO and POS groups in western Washington, Premera Blue Cross offered replacement coverage to substantially all of QM-Washington's HMO and POS group membership in eastern Washington and Blue Cross of Idaho offered replacement coverage for certain members who reside in Idaho. The transition of membership was completed in the second quarter of 2000.

    OHIO, WEST VIRGINIA AND WESTERN PENNSYLVANIA OPERATIONS. The Company has recently decided to exit the Ohio, West Virginia and Western Pennsylvania markets in which it operates (the "OK/WV/WPA Markets"). In this connection, the Company has provided notice of intention to withdraw from these service areas to the appropriate regulators. The Company's withdrawal from the OK/WV/WPA Markets will be effected at various times in late 2000 through early 2001. Following completion of these withdrawal efforts, the Company will have no future operations in such markets and intends to dissolve its subsidiaries operating in such markets and recover any remaining capital.

    MEDPARTNERS PROVIDER NETWORK, INC. On March 11, 1999, MedPartners Provider Network, Inc. ("MPN"), a Knox-Keene licensed entity and a subsidiary of MedPartners, Inc., a publicly-held physician practice and pharmacy benefit management company (now known as Caremark Rx, Inc.) was placed into conservatorship by the State of California under Section 1393(c) of the California Health and Safety Code. The conservator immediately filed a petition under Chapter 11 of the Bankruptcy Code on behalf of MPN. As of that date, Health Net, the Company's California HMO subsidiary, had approximately 215,000 enrollees associated with MPN and its affiliated provider groups and clinics.

    MedPartners, Inc., MPN and the State of California executed an Amended and Restated Operations and Settlement Agreement dated as of June 16, 1999 (the "O&S Agreement"), containing the basic principles for an orderly transition of the California operations of MedPartners, Inc., and the resolution of unpaid provider claims. MPN filed with the Bankruptcy Court its proposed Second Amended Chapter 11 Plan of Reorganization (the "Plan") in early July 2000. The Plan implements the last elements remaining to be resolved under the O&S Agreement. The confirmation hearing regarding the Plan is scheduled to be heard by the Bankruptcy Court on August 29, 2000. If the Plan is confirmed by the Bankruptcy Court and is implemented by MPN, the Company believes that the bankruptcy of MPN will not have a material adverse effect on the Company's California operations.

    If the Plan is not confirmed and implemented, such failure could have a material adverse effect on the Company's California operations because the provider claims that would have been settled and resolved in the Plan will remain unpaid.

    California law is not fully settled on the ultimate liability of health plans for unpaid provider claims where the health plan has already paid a capitation payment to the bankrupt provider group that is intended to cover such claims. The California Department of Corporations, which until July 1, 2000 had been the state agency regulating health plans, had published an opinion holding that health plans are not liable under such circumstances. In addition, the California trial court with jurisdiction over a case filed on behalf of numerous providers against several California health plans, including Health Net, alleging health plan liability for unpaid claims under these circumstances, has ruled in favor of the health plans on this issue at the pleading stage. However, the issue has not been decided at an appellate level that would provide a controlling definitive opinion on this subject. If health plans are ultimately held liable for unpaid provider claims despite having previously made capitation payments to provider groups intended to cover such claims, such a holding, particularly in conjunction with a failure to confirm and implement the Plan as set forth above, could have a material adverse effect on the Company's operations and financial condition.

    KPC ORGANIZATION. In August 1999, MPN sold the majority of its California clinic operations to KPC Medical Management, Inc. (together with its affiliates, "the KPC Organization"). The Company's California HMO subsidiary, Health Net, had approximately 70,000 members whose health care was provided by these operations as of July 1, 2000. The KPC Organization has significantly restructured the operations it purchased from MPN, which it indicates is reducing materially the recent operating losses of such operations. However, the KPC Organization continues to incur losses and its financial viability is unclear. Health Net, along with seven other health plans, continues to work with the KPC Organization to assist it in strengthening its financial structure.

OTHER POTENTIAL DIVESTITURES

    CERTAIN OTHER OPERATIONS. The Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and is reviewing from a strategic standpoint which of such businesses or operations should be divested. In this connection, the Company is currently considering various expressions of interest it has received from third parties regarding the potential divestiture of its Florida operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference:

  2.1 Agreement and Plan of Merger, dated October 1, 1996, by and among Health Systems International, Inc., FH Acquisition
         Corp. and Foundation Health Corporation (filed as
         Exhibit 2.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference).

  2.2 Agreement and Plan of Merger, dated May 8, 1997, by and among the Company, PHS Acquisition Corp. and Physicians
         Health Services, Inc. (filed as Exhibit 2.2 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1997, which is incorporated herein by reference).

  2.3    Amendment No. 1 to Agreement and Plan of Merger, dated
         October 20, 1997, by and among the Company, PHS Acquisition
         Corp. and Physicians Health Services, Inc. (filed as
         Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference).

  3.1 Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 4.1 to the Company's
         Registration Statement on Form S-8 (File No. 333-24621), which is incorporated herein by reference).

  3.2 Fifth Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference).

  3.3 Certain Amendments to the Fifth Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.3 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1999, which is incorporated herein by reference).

  4.1    Form of Class A Common Stock Certificate (included as
         Exhibit 4.2 to the Company's Registration Statements on
         Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01,
         respectively), which is incorporated herein by reference).

  4.2    Form of Class B Common Stock Certificate (included as
         Exhibit 4.3 to the Company's Registration Statements on
         Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01,
         respectively), which is incorporated herein by reference).

  4.3 Rights Agreement dated as of June 1, 1996 by and between the Company and Harris Trust and Savings Bank, as Rights Agent
         (filed as Exhibit 99.1 to the Company's Registration
         Statement on Form 8-A (File No. 001-12718), which is incorporated herein by reference).

  4.4 First Amendment to the Rights Agreement dated as of October 1, 1996, by and between the Company and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1996, which is incorporated herein by reference).

 10.1    Employment Letter Agreement between the Company and Karin D.
         Mayhew dated January 22, 1999 (filed as Exhibit 10.2 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, which is incorporated herein by reference).

 10.2 Letter Agreement between B. Curtis Westen and the Company dated June 25, 1998 (filed as Exhibit 10.73 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1998, which is incorporated herein by reference).

 10.3    Employment Letter Agreement dated July 3, 1996 between Jay
         M. Gellert and the Company (filed as Exhibit 10.37 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference).

 10.4    Amended Letter Agreement between the Company and Jay M.
         Gellert dated as of August 22, 1997 (filed as
         Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference).

*10.5 Letter Agreement between the Company and Jay M. Gellert dated as of March 2, 2000, a copy of which is filed herewith.

 10.6    Employment Letter Agreement between the Company and Jeffrey
         J. Bairstow dated as of January 29, 1998 (filed as
         Exhibit 10.5 to the Company's Quarterly Report on Form 10Q for the quarter ended March 31, 2000, which is incorporated herein by reference).

 10.7    Employment Letter Agreement between the Company and Steven
         P. Erwin dated March 11, 1998 (filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1997, which is incorporated herein by reference).

 10.8 Employment Agreement between the Company and Maurice Costa dated December 31, 1997 (filed as Exhibit 10.71 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 1997, which is incorporated herein by reference).

 10.9    Employment Letter Agreement between the Company and Gary S.
         Velasquez dated May 1, 1996 (filed as Exhibit 10.13 to the
         Company's Annual Report on Form 10-K for the year ended
         December 31, 1998, which is incorporated herein by reference).

 10.10   Employment Letter Agreement between the Company and Cora
         Tellez dated November 16, 1998 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1998, which is incorporated herein by reference).

 10.11   Employment Letter Agreement between the Company and Karen
         Coughlin dated March 12, 1999 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1998, which is incorporated herein by reference).

 10.12 Form of Severance Payment Agreement dated December 4, 1998 by and between the Company and various of its executive officers (filed as Exhibit 10.21 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

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

 10.16   The Company's Second Amended and Restated 1991 Stock Option
         Plan (filed as Exhibit 10.30 to Registration Statement on
         Form S-4 (File No. 33-86524), which is incorporated herein by reference).

 10.17   The Company's 1997 Stock Option Plan (filed as
         Exhibit 10.45 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference).

*10.18 The Company's Amended and Restated 1998 Stock Option Plan, a copy of which is filed herewith.

 10.19   The Company's 1995 Stock Appreciation Right Plan (filed as
         Exhibit 10.12 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1995, which is incorporated herein by reference). 1

 10.20   The Company's Second Amended and Restated Non-Employee
         Director Stock Option Plan filed as Exhibit 10.31 to
         Registration Statement on Form S-4 (File No. 33-86524), which is incorporated herein by reference).

 10.21   The Company's Third Amended and Restated Non-Employee
         Director Stock Option Plan (filed as Exhibit 10.46 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference).

 10.22   The Company's Employee Stock Purchase Plan (filed as
         Exhibit 10.33 to the Company's Registration Statements on
         Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01,
         respectively), which is incorporated herein by reference).

 10.23   The Company's Employee Stock Purchase Plan (filed as
         Exhibit 10.47 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference).

 10.24   The Company's Performance-Based Annual Bonus Plan (filed as
         Exhibit 10.48 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference).

 10.25   The Company's 401(k) Associate Savings Plan (filed as
         Exhibit 4.5 to the Company's Registration Statement on
         Form S-8 filed on March 31, 1998, which is incorporated herein by reference).

 10.26 The Company's Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1998, which is incorporated herein by reference).

 10.27   Managed Health Network, Inc. Incentive Stock Option Plan
         (filed as Exhibit 4.8 to the Company's Registration
         Statement on Form S-8 (File No. 333-24621), which is incorporated herein by reference).

 10.28   Managed Health Network, Inc. Amended and Restated 1991 Stock
         Option Plan (filed as Exhibit 4.9 to the Company's
         Registration Statement on Form S-8 (File No. 333-24621), which is incorporated herein by reference).

 10.29 Foundation Health Corporation 1990 Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on
         Form S-8 (File No. 333-24621), which is incorporated herein by reference).

 10.30   FHC Directors Retirement Plan (filed as an exhibit to FHC's
         Annual Report on Form 10-K for the year ended June 30, 1994 filed with the Commission on September 24, 1994, which is incorporated herein by reference).

 10.31   FHC's Deferred Compensation Plan, as amended and restated
         (filed as Exhibit 10.99 to FHC's Annual Report on Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated herein by reference).

 10.32 FHC's Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 10.100 to FHC's Annual Report on
         Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated herein by reference).

 10.33 FHC's Executive Retiree Medical Plan, as amended and restated (filed as Exhibit 10.101 to FHC's Annual Report on
         Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated herein by reference).

 10.34   Stock and Note Purchase Agreement by and between FHC,
         Jonathan H., Scheff, M.D., FPA Medical Management, Inc., FPA
         Medical Management of California, Inc. and FPA Independent
         Practice Association dated as of June 28, 1996 (filed as
         Exhibit 10.109 to FHC's Annual Report on Form 10-K for the year ended June 30, 1996, which is incorporated herein by reference).

 10.35   Participation Agreement dated as of May 25, 1995 among
         Foundation Health Medical Services, as Construction Agent and Lessee, FHC, as Guarantor, First Security Bank of Utah,
         N.A., as Owner Trustee, Sumitomo Bank Leasing and
         Finance, Inc., The Bank of Nova Scotia and NationsBank of
         Texas, N.A., as Holders and NationsBank of Texas, N.A., as
         Administrative Agent for the Lenders; and Guaranty Agreement dated as of May 25, 1995 by FHC for the benefit of First
         Security Bank of Utah, N.A. (filed as an exhibit to FHC's
         Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated herein by reference).

 10.36 Credit Agreement dated July 8, 1997 among the Company, the banks identified therein and Bank of America National Trust and Savings Association in its capacity as Administrative
         Agent (providing for an unsecured $1.5 billion revolving credit facility) (filed as Exhibit 10.23 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1997, which is incorporated herein by reference).

 10.37 Guarantee Agreement dated July 8, 1997 between the Company and First Security Bank, National Association (filed as
         Exhibit 10.24 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference).

 10.38   First Amendment and Waiver to Credit Agreement dated
         April 6, 1998 among the Company, Bank of America National
         Trust and Savings Association and the Banks (as defined therein) (filed as Exhibit 10.64 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1998, which is incorporated herein by reference).

 10.39 Second Amendment to Credit Agreement dated July 31, 1998 among the Company, Bank of America National Trust and
         Savings Association and the Banks (as defined therein)
         (filed as Exhibit 10.65 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1998, which is incorporated herein by reference).

 10.40 Third Amendment to Credit Agreement, dated November 6, 1998, among the Company, Bank of America National Trust and
         Savings Association and the Banks (as defined therein)
         (filed as Exhibit 10.65 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1998, which is incorporated herein by reference).

 10.41   Fourth Amendment to Credit Agreement, dated as of March 26,
         1999, among the Company, Bank of America National Trust and
         Savings Association and the Banks, as defined therein (filed as Exhibit 10.64 to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

 10.42   Form of Credit Facility Commitment Letter, dated March 27,
         1998, between the Company and the Majority Banks (as defined therein) (filed as Exhibit 10.70 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference).

 10.43 Office Lease, dated as of January 1, 1992, by and between Warner Properties III and Health Net (filed as
         Exhibit 10.23 to the Company's Registration Statements on
         Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01,
         respectively), which is incorporated herein by reference).

 10.44   Lease Agreement between HAS-First Associates and FHC dated
         August 1, 1988 and form of amendment thereto (filed as an exhibit to FHC's Registration Statement on Form S-1 (File
         No. 33-34963), which is incorporated herein by reference).

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

*27.1    Financial Data Schedule for the second quarter ended
         June 30, 2000, a copy of which has been filed with the EDGAR version of this filing.

------------------------

* A copy of the exhibit is being filed with this Quarterly Report on Form 10-Q.

(B) REPORTS ON FORM 8-K

    No Current Reports on Form 8-K were filed by the Company during the second quarterly period ended June 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       FOUNDATION HEALTH SYSTEMS, INC.
                                                       (REGISTRANT)

Date: August 14, 2000                                  By:  /s/ JAY M. GELLERT
                                                            -----------------------------------------
                                                            Jay M. Gellert
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: August 14, 2000                                  By:  /s/ STEVEN P. ERWIN
                                                            -----------------------------------------
                                                            Steven P. Erwin
                                                            EXECUTIVE VICE PRESIDENT AND
                                                            CHIEF FINANCIAL OFFICER