Form 10-Q
period 2000-09-30
FOUNDATION HEALTH SYSTEMS INC
filed 2000-11-09
CIK 916085

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

          FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

                                  OR
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE TRANSITION PERIOD FROM TO

                    COMMISSION FILE NUMBER: 1-12718

                            ------------------------

                                HEALTH NET, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  95-4288333
     (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

          21650 OXNARD STREET,                               91367
           WOODLAND HILLS, CA                             (Zip Code)
(Address of principal executive offices)

                                 (818) 676-6978
              (Registrant's telephone number, including area code)

                        FOUNDATION HEALTH SYSTEMS, INC.
                                 (Former Name)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The number of shares outstanding of the registrant's Class A Common Stock as of November 6, 2000 was 122,463,038 (excluding 3,194,374 shares held as treasury stock) and no shares of Class B Common Stock were outstanding as of such date.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                HEALTH NET, INC.
                               INDEX TO FORM 10-Q

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

Item 1--Financial Statements

    Condensed Consolidated Balance Sheets as of
     September 30, 2000 and December 31, 1999...............      3

    Condensed Consolidated Statements of Operations for the
     Third Quarter Ended September 30, 2000 and 1999........      4

    Condensed Consolidated Statements of Operations for the
     Nine Months Ended September 30, 2000 and 1999..........      5

    Condensed Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 2000 and 1999..........      6

    Notes to Condensed Consolidated Financial Statements....      7

Item 2--Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     18

Item 3--Quantitative and Qualitative Disclosures About
  Market Risk...............................................     25

PART II--OTHER INFORMATION

Item 1--Legal Proceedings...................................     27

Item 2--Changes in Securities...............................     30

Item 3--Defaults Upon Senior Securities.....................     31

Item 4--Submission of Matters to a Vote of Security
  Holders...................................................     31

Item 5--Other Information...................................     31

Item 6--Exhibits and Reports on Form 8-K....................     33

Signatures..................................................     38

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                HEALTH NET, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS

Current Assets:
  Cash and cash equivalents.................................   $  876,278      $1,010,539
  Investments--available for sale...........................      479,079         456,603
  Premiums receivable, net..................................      152,305         149,992
  Amounts receivable under government contracts.............      358,247         290,329
  Deferred taxes............................................      145,402         209,037
  Reinsurance and other receivables.........................      153,090         153,427
  Other assets..............................................       70,479          77,866
                                                               ----------      ----------
    Total current assets....................................    2,234,880       2,347,793
Property and equipment, net.................................      276,071         280,729
Goodwill and other intangible assets, net...................      871,496         909,586
Other noncurrent assets.....................................      107,082         158,373
                                                               ----------      ----------
    Total Assets............................................   $3,489,529      $3,696,481
                                                               ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Reserves for claims and other settlements.................   $1,168,505      $1,138,801
  Unearned premiums.........................................       75,008         224,381
  Notes payable and capital leases..........................          450           1,256
  Amounts payable under government contracts................        2,628          43,843
  Accounts payable and other liabilities....................      246,981         322,048
                                                               ----------      ----------
    Total current liabilities...............................    1,493,572       1,730,329
Notes payable and capital leases............................      946,445       1,039,352
Deferred taxes..............................................        8,933           5,624
Other noncurrent liabilities................................       28,646          29,977
                                                               ----------      ----------
    Total Liabilities.......................................    2,477,596       2,805,282
                                                               ----------      ----------

Commitments and contingencies

Stockholders' Equity:
  Common stock and additional paid-in capital...............      644,730         643,498
  Retained earnings.........................................      464,998         347,601
  Treasury Class A common stock, at cost....................      (95,831)        (95,831)
  Accumulated other comprehensive loss......................       (1,964)         (4,069)
                                                               ----------      ----------
    Total Stockholders' Equity..............................    1,011,933         891,199
                                                               ----------      ----------
    Total Liabilities and Stockholders' Equity..............   $3,489,529      $3,696,481
                                                               ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                                HEALTH NET, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                THIRD QUARTER ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
REVENUES
  Health plan premiums......................................  $1,847,400   $1,761,510
  Government contracts/Specialty services...................     414,279      372,778
  Investment and other income...............................      26,136       22,632
                                                              ----------   ----------
    Total revenues..........................................   2,287,815    2,156,920
                                                              ----------   ----------
EXPENSES
  Health plan services......................................   1,575,723    1,495,784
  Government contracts/Specialty services...................     283,306      244,326
  Selling, general and administrative.......................     310,576      321,608
  Depreciation..............................................      16,423       17,574
  Amortization..............................................       9,675       10,505
  Interest..................................................      22,736       20,737
  Restructuring and other costs.............................          --       (4,500)
  Net gain on sale of businesses and properties.............      (1,068)      (7,455)
                                                              ----------   ----------
    Total expenses..........................................   2,217,371    2,098,579
                                                              ----------   ----------
Income before income tax provision..........................      70,444       58,341
Income tax provision........................................      25,797       23,252
                                                              ----------   ----------
Net income..................................................  $   44,647   $   35,089
                                                              ==========   ==========
Basic and diluted earnings per share........................  $     0.36   $     0.29
                                                              ==========   ==========
Weighted average shares outstanding:
Basic.......................................................     122,477      122,310
Diluted.....................................................     124,188      122,733

     See accompanying notes to condensed consolidated financial statements.

                                HEALTH NET, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
REVENUES
  Health plan premiums......................................  $5,430,967   $5,277,588
  Government contracts/Specialty services...................   1,211,813    1,105,882
  Investment and other income...............................      73,970       60,783
                                                              ----------   ----------
    Total revenues..........................................   6,716,750    6,444,253
                                                              ----------   ----------

EXPENSES
  Health plan services......................................   4,628,738    4,472,846
  Government contracts/Specialty services...................     810,663      725,220
  Selling, general and administrative.......................     944,558      962,969
  Depreciation..............................................      50,375       52,350
  Amortization..............................................      28,979       32,033
  Interest..................................................      66,003       63,332
  Restructuring and other costs.............................          --       16,559
  Net gain on sale of businesses and properties.............      (1,068)     (64,725)
                                                              ----------   ----------
    Total expenses..........................................   6,528,248    6,260,584
                                                              ----------   ----------

Income before income tax provision and cumulative effect of
  a change in accounting principle..........................     188,502      183,669
Income tax provision........................................      71,105       73,273
                                                              ----------   ----------
Income before cumulative effect of a change in accounting
  principle.................................................     117,397      110,396
Cumulative effect of a change in accounting principle, net
  of tax....................................................          --       (5,417)
                                                              ----------   ----------
Net income..................................................  $  117,397   $  104,979
                                                              ==========   ==========

Basic and diluted earnings per share:
Income before cumulative effect of a change in accounting
  principle.................................................  $     0.96   $     0.91
Cumulative effect of a change in accounting principle.......          --        (0.05)
                                                              ----------   ----------
Net income..................................................  $     0.96   $     0.86
                                                              ==========   ==========

Weighted average shares outstanding:
Basic.......................................................     122,435      122,274
Diluted.....................................................     122,625      122,431

     See accompanying notes to condensed consolidated financial statements.

                                HEALTH NET, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                 2000        1999
                                                              ----------   ---------
OPERATING ACTIVITIES:
Net income..................................................  $  117,397   $ 104,979
Adjustments to reconcile net income to net cash used in
  operating activities:
  Amortization and depreciation.............................      79,354      84,383
  Net gain on sale of businesses and buildings..............      (1,068)    (64,725)
  Cumulative effect of a change in accounting principle.....          --       5,417
  Restructuring and other costs.............................          --      16,559
  Other changes.............................................       8,885       4,855
  Changes in assets and liabilities, net of effect of
    dispositions:
    Premiums receivable.....................................      (2,313)     21,778
    Unearned premiums.......................................    (149,373)   (195,150)
    Other assets............................................      47,748      84,051
    Amounts receivable/payable under government contracts...    (109,133)      5,542
    Reserves for claims and other settlements...............      29,704      72,229
    Accounts payable and other liabilities..................     (48,077)   (175,623)
                                                              ----------   ---------
Net cash flows used in operating activities.................     (26,876)    (35,705)
                                                              ----------   ---------

INVESTING ACTIVITIES:
Sales or maturities of investments..........................     209,518     504,713
Purchases of investments....................................    (153,495)   (519,092)
Net purchases of property and equipment.....................     (50,364)    (26,478)
Net proceeds from the sale of businesses and properties.....       3,505     126,568
Other.......................................................     (24,076)     29,989
                                                              ----------   ---------
Net cash flows (used in) provided by investing activities...     (14,912)    115,700
                                                              ----------   ---------

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock
  purchases.................................................       1,233       1,216
Proceeds from issuance of notes payable and other financing
  arrangements..............................................     155,032     141,275
Repayment of debt and other noncurrent liabilities..........    (248,738)   (310,433)
                                                              ----------   ---------
Net cash flows used in financing activities.................     (92,473)   (167,942)
                                                              ----------   ---------
Net decrease in cash and cash equivalents...................    (134,261)    (87,947)
Cash and cash equivalents, beginning of period..............   1,010,539     763,865
                                                              ----------   ---------
Cash and cash equivalents, end of period....................  $  876,278   $ 675,918
                                                              ==========   =========

     See accompanying notes to condensed consolidated financial statements.

                                HEALTH NET, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    Following the rules and regulations of the Securities and Exchange Commission ("SEC"), Health Net, Inc. (formerly named Foundation Health
Systems, Inc.) (together with its subsidiaries, the "Company") has omitted footnote disclosures that would substantially duplicate the disclosures contained in the Company's annual audited financial statements. The unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

2.  RESTRUCTURING AND OTHER COSTS

    The principal components of restructuring and other costs for the nine months ended September 30 are as follows (amounts in millions):

                                                                1999
                                                              --------
Severance and benefit related costs.........................   $18.5
Real estate lease termination costs.........................     0.8
Other costs.................................................     1.8
                                                               -----
                                                                21.1
Modifications to prior year restructuring plans.............    (4.5)
                                                               -----
Total.......................................................   $16.6
                                                               =====

                                HEALTH NET, INC.

                                  (UNAUDITED)

2.  RESTRUCTURING AND OTHER COSTS (CONTINUED)
1999 CHARGES

    The following tables summarize the 1999 charges by quarter and by type (amounts in millions):

                                                                                   1999 ACTIVITY
                                                         1999          NET      -------------------    BALANCE AT
                                            1999     MODIFICATIONS     1999       CASH                DECEMBER 31,
                                          CHARGES     TO ESTIMATE    CHARGES    PAYMENTS   NON-CASH       1999
                                          --------   -------------   --------   --------   --------   -------------
Severance and benefit related costs.....   $18.5         $(1.3)       $17.2      $ (8.6)    $  --         $8.6
Asset impairment costs..................     6.2            --          6.2          --      (6.2)          --
Real estate lease termination costs.....     0.8            --          0.8        (0.8)       --           --
Other costs.............................     1.8          (0.1)         1.7        (1.4)       --          0.3
                                           -----         -----        -----      ------     -----         ----
Total...................................   $27.3         $(1.4)       $25.9      $(10.8)    $(6.2)        $8.9
                                           =====         =====        =====      ======     =====         ====

First Quarter 1999 Charge...............   $21.1         $(1.4)       $19.7      $(10.8)    $  --         $8.9
Fourth Quarter 1999 Charge..............     6.2            --          6.2          --      (6.2)          --
                                           -----         -----        -----      ------     -----         ----
Total...................................   $27.3         $(1.4)       $25.9      $(10.8)    $(6.2)        $8.9
                                           =====         =====        =====      ======     =====         ====

                                                                   2000
                                                                 ACTIVITY
                                                  BALANCE AT     --------     BALANCE AT      EXPECTED
                                                 DECEMBER 31,      CASH     SEPTEMBER 30,    FUTURE CASH
                                                     1999        PAYMENTS        2000          OUTLAYS
                                                 -------------   --------   --------------   -----------
Severance and benefit related costs............      $8.6         $(7.6)         $1.0            $1.0
Asset impairment costs.........................        --            --            --              --
Real estate lease termination costs............        --            --            --              --
Other costs....................................       0.3          (0.3)           --              --
                                                     ----         -----          ----            ----
Total..........................................      $8.9         $(7.9)         $1.0            $1.0
                                                     ====         =====          ====            ====

First Quarter 1999 Charge......................      $8.9         $(7.9)         $1.0            $1.0
Fourth Quarter 1999 Charge.....................        --            --            --              --
                                                     ----         -----          ----            ----
Total..........................................      $8.9         $(7.9)         $1.0            $1.0
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

    SEVERANCE AND BENEFIT RELATED COSTS--The 1999 Charges included $18.5 million for severance and benefit costs related to executives and operations employees at the Colorado regional

                                HEALTH NET, INC.

                                  (UNAUDITED)

2. RESTRUCTURING AND OTHER COSTS (CONTINUED) processing center and operations employees at the Oregon and Washington health plans. The operations functions included premium accounting, claims, medical management, customer service, sales and other related departments. The 1999 Charges included the termination of a total of 773 employees. As of September 30, 2000, termination of employees is substantially completed, $16.2 million had been recorded as severance under this plan and $1.0 million is expected to require future cash outlays. Termination of the remaining seven employees is expected to be completed during the fourth quarter of 2000. Modifications to the initial estimate of $1.3 million were recorded during the fourth quarter of 1999. No further adjustments to the original estimates have been recorded through September 30, 2000.

    ASSET IMPAIRMENT COSTS--During the fourth quarter ended December 31, 1999, the Company recorded asset impairment costs totaling $6.2 million related to impairment of certain long-lived assets held for disposal. These charges included a further adjustment of $4.7 million to adjust the carrying value of the Company's Ohio, West Virginia and Western Pennsylvania operations health plans to fair value (originally impaired in 1998) and an adjustment of $1.5 million to adjust the carrying value of its subacute care management operations. The revenue and pretax income attributable to these operations were $46.6 million and $0.1 million, respectively, for the nine months ended September 30, 2000. The carrying value of these net assets as of September 30, 2000 was $16.5 million.

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

    On July 19, 1998, FPA Medical Management, Inc. ("FPA") filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The FPA bankruptcy and related events and circumstances caused management to re-evaluate the decision to continue to operate 14 facilities previously leased to FPA and management determined to sell the properties. As part of the 1998 Charges, the Company recorded $84.1 million of asset impairment costs related to the 14 properties and other costs related to FPA. As of September 30, 2000, 12 of these properties have been sold. The remaining properties are expected to be sold during 2001. The carrying value of the assets held for disposal totaled $9.9 million at September 30, 2000. The results of operations attributable to such real estate assets were immaterial for the nine months ended September 30, 2000 and 1999.

    As part of the 1998 restructuring plans, the Company initiated a formal plan to dispose of certain health plans of the Company's then Central Division included in the Company's Health Plan Services segment in accordance with its anticipated divestitures program. The Company sold and/or transitioned to third parties a majority of the business of these health plans in 1999. In 1998, the Company recorded asset impairment charges of $112.4 million related to these plans. As discussed under "1999 Charges", further adjustments to carrying value of $4.7 million were recorded in 1999. During the third quarter ended
September 30, 1999, a $4.5 million modification to the initial estimate of an obligation associated

                                HEALTH NET, INC.

                                  (UNAUDITED)

2. RESTRUCTURING AND OTHER COSTS (CONTINUED) with the disposal of a building which was included in asset impairment charges was recorded. Revenues and pretax losses attributable to these health plans were $7.6 million and $0.5 million, respectively, for the nine months ended
September 30, 2000. The carrying value of these net assets as of September 30, 2000 was $8.8 million.

3.  COMPREHENSIVE INCOME

    Comprehensive income for the third quarter and nine months ended September 30 is as follows (amounts in thousands):

                                        THIRD QUARTER ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        -------------------   -------------------
                                          2000       1999       2000       1999
                                        --------   --------   --------   --------
Net income............................  $44,647    $35,089    $117,397   $104,979
Other comprehensive income, net of tax
  Net change in unrealized
  appreciation
    on available-for-sale
  investments.........................    1,878      8,439       2,105      5,337
                                        -------    -------    --------   --------
Comprehensive income..................  $46,525    $43,528    $119,502   $110,316
                                        =======    =======    ========   ========

4.  EARNINGS PER SHARE

    Basic earnings per share excludes dilution and reflects income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (all of which are comprised of stock options) outstanding during the periods presented; no adjustment to income is required. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method. There were 1,711,000 and 190,000 shares of common stock equivalents for the third quarter and nine months ended September 30, 2000, respectively, and 423,000 and 157,000 shares of common stock equivalents for the third quarter and nine months ended
September 30, 1999, respectively. During the third quarter ended September 30, 2000, approximately 1.5 million weighted average common stock equivalents became dilutive.

                                HEALTH NET, INC.

                                  (UNAUDITED)

5.  SEGMENT INFORMATION

    Presented below are segment data for the third quarter and nine months ended September 30, 2000 and 1999 (amounts in thousands):

                                                                  GOVERNMENT
                                                                  CONTRACTS/
                                                    HEALTH PLAN   SPECIALTY    CORPORATE
                                                     SERVICES      SERVICES    AND OTHER     TOTAL
                                                    -----------   ----------   ---------   ----------
THIRD QUARTER ENDED SEPTEMBER 30, 2000
Revenues from external sources....................  $1,847,400    $  414,279   $ 26,136    $2,287,815
Intersegment revenues.............................       4,857        68,355         --        73,212
Income (loss) before income taxes.................      55,971        60,267    (45,794)       70,444
Segment assets....................................   2,491,063       772,597    225,869     3,489,529

THIRD QUARTER ENDED SEPTEMBER 30, 1999
Revenues from external sources....................  $1,761,510    $  372,778   $ 22,632    $2,156,920
Intersegment revenues.............................       2,026        91,194         --        93,220
Income (loss) before income taxes.................      68,078        31,543    (41,280)       58,341
Segment assets....................................   2,468,454       683,412    356,305     3,508,171

NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external sources....................  $5,430,967    $1,211,813   $ 73,970    $6,716,750
Intersegment revenues.............................      11,543       169,590         --       181,133
Income (loss) before income taxes.................     171,147       119,313   (101,958)      188,502

NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external sources....................  $5,277,588    $1,105,882   $ 60,783    $6,444,253
Intersegment revenues.............................       6,864       258,398         --       265,262
Income (loss) before income taxes and cumulative
  effect of change in accounting principle........     112,300        86,502    (15,133)      183,669

SEGMENT ASSETS AS OF DECEMBER 31, 1999............  $2,598,582    $  796,358   $301,541    $3,696,481

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

7.  DISPOSITION OF ASSETS

    During the third quarter ended September 30, 2000, the Company sold property in California and received cash proceeds of $3.5 million and recognized a gain of $1.1 million, before taxes.

    During the third quarter ended September 30, 1999, the Company completed the sale of its HMO operations in New Mexico, its two California hospitals, one of its bill review subsidiaries and a building

                                HEALTH NET, INC.

                                  (UNAUDITED)

7.  DISPOSITION OF ASSETS (CONTINUED)
located in Colorado. For the sales of these businesses and building, the Company received net cash proceeds of $43.1 million and notes receivable of $12.2 million and recognized a net gain of $7.5 million, before taxes.

    During the first and second quarter of 1999, the Company completed the sale of certain of its pharmacy benefit management assets, its HMO operations in the states of Texas, Louisiana and Oklahoma and its preferred provider organization network subsidiary and various buildings. As part of these transactions, the Company received cash proceeds of $83.5 million, $10.7 million of convertible preferred stock and recognized a net gain of $57.2 million, before taxes.

    During the fourth quarter of 1999, the Company sold its Washington HMO subsidiary to American Family Care, Inc. and entered into definitive agreements with PacifiCare of Washington, Inc. and Premera Blue Cross to transition the Company's commercial membership in Washington. During the fourth quarter of 1999, the Company also entered into a definitive agreement with PacifiCare of Colorado, Inc. to transition the Company's HMO membership in Colorado. As of September 30, 2000, the transitions were completed. During the fourth quarter of 1999, the Company also completed the sale of its HMO operations in Utah.

8.  COMMITMENTS AND CONTINGENCIES

    In 1997, the Company purchased convertible and nonconvertible debentures of FOHP, Inc., a New Jersey corporation ("FOHP"), in the aggregate principal amounts of approximately $80.7 million and $24.0 million, respectively. In 1997 and 1998, the Company converted certain of the convertible debentures into shares of Common Stock of FOHP, resulting in the Company owning 99.6% of the outstanding common stock of FOHP. The nonconvertible debentures mature on December 31, 2002.

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

    The Company leases office space under various operating leases. On
September 20, 2000, Health Net of California, Inc., a wholly-owned subsidiary of the Company, entered into an operating lease agreement to lease office space in Woodland Hills, California for substantially all of its operations once its current office lease expires. The new lease is anticipated to commence on January 1, 2002 for a term of ten years. The total future minimum lease commitments under the lease are approximately $96.7 million.

                                HEALTH NET, INC.

                                  (UNAUDITED)

8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In 1995, the Company entered into a five year tax retention operating lease for the construction of various health care centers and a corporate facility. Upon expiration in July of 2000, the lease was extended for two months through September 2000 whereupon the Company settled its obligations under the agreement and purchased the leased properties comprised of three rental health care centers and a corporate facility for $35.4 million. The health care centers are held as investment rental properties and are included in other noncurrent assets. The corporate facility building is used in operations and included in property and equipment. The buildings will be depreciated over a useful life of 35 years.

    Effective January 1, 2001, subject to adoption of the codification of statutory accounting principles by the various states, the amount of capital contributions required to meet risk-based capital and other minimum capital requirements at the Company's various regulated subsidiaries may change. The Company is currently in the process of evaluating the effect of such codification on its regulated subsidiaries capital and surplus positions.

9.  LEGAL PROCEEDINGS

    In April 2000, a lawsuit was filed against the Company and its wholly-owned subsidiary, Foundation Health Corporation ("FHC") in the United States Bankruptcy Court for the Central District of California. The lawsuit relates to the 1998 sale of Business Insurance Group, Inc., a holding company of workers' compensation companies operating primarily in California ("BIG"), by FHC to Superior National Insurance Group, Inc. ("Superior"). In March 2000, the California Department of Insurance seized BIG and Superior's other California insurance subsidiaries. On April 26, 2000, Superior filed for bankruptcy. Two days later, Superior filed its lawsuit against the Company, FHC and Milliman & Robertson ("M&R"). Superior alleges that the BIG transaction was a fraudulent transfer under federal and California bankruptcy laws in that Superior did not receive reasonably equivalent value for the $285 million in consideration paid for BIG; that the Company, FHC and M&R defrauded Superior by making misstatements as to the adequacy of BIG's reserves; that Superior is entitled to rescind its purchase of BIG; that Superior is entitled to indemnification for losses it allegedly incurred in connection with the BIG transaction; that FHC breached the Stock Purchase Agreement; and that FHC and the Company were guilty of California securities laws violations in connection with the sale of BIG. Superior seeks $300 million in compensatory damages, unspecified punitive damages and the costs of the action, including attorneys' fees. In August, 2000, a motion filed by the Company and FHC to remove the lawsuit from the jurisdiction of the Bankruptcy Court to the United States District Court for the Central District of California was granted, and the lawsuit is now pending in the District Court. The parties are currently engaged in discovery. The Company believes that Superior's claims have no merit and intends to defend itself vigorously in this litigation.

    Since May 1998, several complaints (the "FPA Complaints") have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. ("FPA") at various times between February 3, 1997 and May 15, 1998. The FPA Complaints name as defendants FPA, certain of FPA's auditors, the Company and certain of the Company's former officers. The FPA Complaints allege that the Company and such former officers violated federal and state securities laws by misrepresenting and failing to

                                HEALTH NET, INC.

                                  (UNAUDITED)

9.  LEGAL PROCEEDINGS (CONTINUED)
disclose certain information about a 1996 transaction between the Company and FPA, about FPA's business and about the Company's 1997 sale of FPA common stock held by the Company. All claims against the Company's former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. The Company has filed a motion to dismiss all claims asserted against it in the consolidated federal class actions but has not formally responded to the other complaints. Management believes these suits against the Company are without merit and intends to vigorously defend the actions.

    Physicians Health Services, Inc. ("PHS"), a subsidiary of the Company, was sued on December 14, 1999 in the United States District Court in Connecticut by the Attorney General of Connecticut acting on behalf of a group of state residents. The lawsuit was premised on the federal Employee Retirement Income Security Act ("ERISA"), and alleged that PHS violated its duties under that Act by managing its prescription drug formulary in a manner that served its own financial interest rather than those of plan beneficiaries. The suit sought to have PHS revamp its formulary system, and to provide patients with written denial notices and instructions on how to appeal. PHS filed a motion to dismiss which asserted that the state residents the Attorney General purported to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that his office lacked standing to bring the suit and that the allegations failed to state a claim under ERISA. On July 12, 2000, the court granted PHS' motion and dismissed the action. The State of Connecticut has filed an appeal.

    In September 1983, a lawsuit was filed in Los Angeles Superior Court by
Baja Inc. ("Baja") against East Los Angeles Doctors Hospital Foundation, Inc. ("Hospital") and Century Medicorp ("Century") arising out of a multi-phase written contract for operation of a pharmacy at the Hospital during the period September 1978 through September 1983. In October 1992, Foundation Health Corporation, now a subsidiary of the Company, acquired the Hospital and Century, and thereafter continued the vigorous defense of this action. In August 1993, the Court awarded Baja $549,532 on a portion of its claim. In December 1994, the Court concluded that Baja also could seek certain additional damages subject to proof. On July 5, 1995, the Court awarded Baja an additional $1,015,173 (plus interest) in lost profits damages. In October 1995, both of the parties appealed. The Court of Appeal reversed portions of the judgment, directing the trial court to conduct additional hearings on Baja's damages. In January 2000, after further proceedings on the issue of Baja's lost profits, the Court awarded Baja $4,996,019 in addition to the previous amounts, plus prejudgment interest. In June 2000, the Company filed an appeal of the Court's final judgment. The parties have engaged in preliminary settlement discussions.

OTHER CLASS ACTIONS

    On November 22, 1999, a complaint was filed in the United States District Court for the Southern District of Mississippi in a lawsuit entitled Pay v. Foundation Health Systems, Inc. The two count complaint seeks certification of a nationwide class action and alleges that cost containment measures used by the Company's health maintenance organizations, preferred provider organizations and point-of-service health plans violate provisions of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") and ERISA. The action seeks unspecified damages and injunctive relief. The case was stayed on January 25, 2000, pending the resolution of various procedural issues involving

                                HEALTH NET, INC.

                                  (UNAUDITED)

9.  LEGAL PROCEEDINGS (CONTINUED)
similar actions filed against Humana, Inc. in the Southern District of Florida. In June 2000, the plaintiffs filed an amended complaint in the Humana action to add claims against other managed care organizations, including the Company. On October 23, 2000, Court allowed the plaintiffs to amend the complaint alleging claims against the Company to add two named plaintiffs and withdraw the originally named plaintiff from the action. Consequently, the case is now entitled Romero V. Foundation Health Systems, Inc. Management believes the suit against the Company is without merit and intends to vigorously defend the action.

    In May 2000, the California Medical Association filed a lawsuit, purportedly on behalf of its member physicians, in the United States District Court for the Northern District of California against several managed care organizations, including the Company, entitled California Medical Association v. Blue Cross of California, Inc., Pacificare Health Systems, Inc., Pacificare Operations, Inc. and Foundation Health Systems, Inc. The plaintiff alleges that the manner in which the defendants contract and interact with its member physicians violates provisions of RICO. The action seeks declaratory and injunctive relief, as well as costs and attorneys fees. The Company filed a motion to dismiss the action on various grounds. In August 2000, plaintiffs in other actions pending against different managed care organizations petitioned the Judicial Panel on Multi-District Litigation to consolidate the California action with the other actions in the United States District Court for the Northern District of Alabama. In light of the pending petition, the California court stayed the action and the hearing on the Company's motion to dismiss the complaint pending a determination of the petition to consolidate. Management believes the suit against the Company is without merit and intends to vigorously defend the action.

    On August 17, 2000, a complaint was filed in the United States District Court for the Southern District of Florida in a lawsuit entitled Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.). The complaint seeks certification of a nationwide class action on behalf of physicians and alleges that the defendant managed care companies' methods of reimbursing physicians violate provisions of ERISA, RICO and various state laws. The action seeks unspecified damages and injunctive relief. Management believes the suit against the Company is without merit and intends to vigorously defend the action.

    On September 7, 2000, the Attorney General of Connecticut filed a lawsuit against Physicians Health Services of Connecticut, Inc. This suit names Foundation Health Systems, Inc., Anthem Blue Cross and Blue Shield of CT, Anthem Health Plans, Inc., CIGNA Healthcare of CT, Inc., Oxford Health Plans of
CT, Inc. as defendants, and asserts claims against PHS and the Company that are similar, if not identical, to those asserted in the previous lawsuit that was dismissed on July 12, 2000. Management believes the suit against the Company is without merit and intends to vigorously defend the action.

    On September 7, 2000, a complaint was filed in the United States District Court for the District of Connecticut in a lawsuit entitled Albert v. CIGNA Healthcare of Connecticut, Inc., et al. (including Physicians Health Services of Connecticut, Inc. and Foundation Health Systems, Inc.). The complaint seeks certification of a nationwide class action and alleges that the defendant managed care companies' various practices violate provisions of ERISA. The action seeks unspecified damages and injunctive relief.

                                HEALTH NET, INC.

                                  (UNAUDITED)

9.  LEGAL PROCEEDINGS (CONTINUED)
    On October 23, 2000, the Judicial Panel on Multi-District Litigation ruled that the foregoing class actions should be consolidated, for purposes of pre-trial proceedings only, with other cases pending against managed care organizations in the United States District Court for the Southern District of Florida in Miami. It is anticipated that orders formally transferring the above class actions for pre-trial purposes to the United States District Court for the Southern District of Florida in Miami will issue soon. Management believes the foregoing class actions against the Company are without merit and intends to vigorously defend the actions.

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

10.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125)." SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for related disclosures for fiscal years ending after December 15, 2000. The Company does not expect SFAS 140 to have a material effect on its consolidated financial position or results of operations.

    In March 2000, the FASB issued Interpretation No. 44, ("Interpretation 44") "Accounting for Certain Transactions Involving Stock Compensation." Interpretation 44 provides guidance on certain implementation issues related to Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Interpretation 44 was effective July 1, 2000 and did not have a material impact on the Company's consolidated financial position or results of operations.

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

    In June 1998, the FASB issued, then subsequently amended, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by Statement of Financial Accounting Standards No. 138 ("SFAS 138") "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that all derivatives be recorded in the balance sheet as either an asset or liability measured at

                                HEALTH NET, INC.

                                  (UNAUDITED)

10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED) fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company is required to adopt SFAS 133, as amended, in the first quarter of 2001. The Company formed an implementation team and has substantially completed an evaluation of its financial instruments and contracts. The Company does not expect the adoption of SFAS 133 to have a material effect on its consolidated financial position or results of operations.

11.  SUBSEQUENT EVENT

    On November 3, 2000, the Company changed its name from Foundation Health Systems, Inc. to Health Net, Inc. and changed its ticker symbol on the New York Stock Exchange (effective November 6, 2000) from "FHS" to "HNT". The Company accomplished the name change by merging a wholly-owned subsidiary, HNI
Shell, Inc., with and into the Company and, in connection with such merger, amending its Fourth Amended and Restated Certificate of Incorporation to change the Company's name to Health Net, Inc. Prior to such name change, the Company's California HMO subsidiary changed its name from Health Net to Health Net of California, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Health Net, Inc. (formerly named Foundation Health Systems, Inc.) (together with its subsidiaries, the "Company") is an integrated managed care organization which administers the delivery of managed health care services. Through its subsidiaries, the Company offers group, individual, Medicaid and Medicare health maintenance organization ("HMO") and preferred provider organization ("PPO") plans; government sponsored managed care plans; and managed care products related to administration and cost containment, behavioral health, dental, vision and pharmaceutical products and other services.

    The Company currently operates within two segments of the managed health care industry: Health Plan Services and Government Contracts/Specialty Services. During 1999, the Health Plan Services segment consisted of four regional divisions: Arizona (Arizona and Utah), California (encompassing only the State of California), Central (Colorado, Florida, Idaho, Louisiana, New Mexico, Oklahoma, Oregon, Texas and Washington) and Northeast (Connecticut, New Jersey, New York, Ohio, Pennsylvania and West Virginia). During 1999, the Company either divested its health plans or entered into arrangements to transition the membership of its health plans in the states of Colorado, Idaho, Louisiana, New Mexico, Oklahoma, Texas, Utah and Washington. Effective January 1, 2000, as a result of such divestitures, the Company consolidated and reorganized its Health Plan Services segment into two regional divisions, the Eastern Division (consisting of Connecticut, Florida, New Jersey, New York, Ohio, Pennsylvania and West Virginia) and the Western Division (consisting of Arizona, California and Oregon). The Company currently intends to divest its health plan in the state of Florida. The Company is one of the largest managed health care companies in the United States, with approximately 3.8 million at-risk and administrative services only ("ASO") members in its Health Plan Services segment. The Company also owns health and life insurance companies licensed to sell insurance in 33 states and the District of Columbia.

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

    This discussion and analysis and other portions of this Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the risks discussed in the "Risk Factors" and "Cautionary Statements" sections included in the Company's most recent Annual Report on Form 10-K filed with the SEC and the risks discussed in the Company's other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

CONSOLIDATED OPERATING RESULTS

    The Company's net income for the third quarter ended September 30, 2000 was $44.6 million, or $0.36 per basic and diluted share, compared to net income for the same period in 1999 of $35.1 million, or $0.29 per basic and diluted share. The Company's net income for the nine months ended September 30, 2000 was $117.4 million, or $0.96 per basic and diluted share, compared to net income for the same period in 1999 of $105.0 million, or $0.86 per basic and diluted share including a $64.7 million gain on sale of businesses and buildings as described below.

    During the third quarter ended September 30, 2000, the Company recorded a gain of $1.1 million on the sale of property in California. For the third quarter and nine months ended September 30, 1999, the Company recorded a net gain of $7.5 million and $64.7 million, respectively, on the sale of its HMO operations in the states of New Mexico, Texas, Louisiana and Oklahoma, its preferred provider organization network subsidiary, its two California hospitals and certain of its pharmacy benefit management assets. The Company also recorded a $4.5 million modification to the initial 1998 estimate of an obligation associated with the disposal of a building which was included in the asset impairment charges. Also included in the results from operations for the nine months ended September 30, 1999 are pretax charges for restructuring and other costs of $16.6 million and a cumulative effect of a change in accounting principle, net of tax, of $5.4 million.

    The following provides selected financial and operating information related to the Company's performance for the third quarter and nine months ended September 30, 2000 and 1999, respectively. Certain 1999 amounts have been reclassified to conform to the 2000 presentation. These reclassifications did not affect net income or earnings per share.

                                                                THIRD QUARTER ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                              -----------------------   -----------------------
                                                                 2000         1999         2000         1999
                                                              ----------   ----------   ----------   ----------
                                                                        (AMOUNTS IN THOUSANDS, EXCEPT
                                                                         PER MEMBER PER MONTH DATA)
REVENUES:
  Health plan premiums......................................  $1,847,400   $1,761,510   $5,430,967   $5,277,588
  Government contracts/Specialty services...................    414,279      372,778     1,211,813    1,105,882
  Investment and other income...............................     26,136       22,632        73,970       60,783
                                                              ----------   ----------   ----------   ----------
    Total revenues..........................................  2,287,815    2,156,920     6,716,750    6,444,253
                                                              ----------   ----------   ----------   ----------

EXPENSES:
  Health plan services......................................  1,575,723    1,495,784     4,628,738    4,472,846
  Government contracts/Specialty services...................    283,306      244,326       810,663      725,220
  Selling, general and administrative.......................    310,576      321,608       944,558      962,969
  Depreciation..............................................     16,423       17,574        50,375       52,350
  Amortization..............................................      9,675       10,505        28,979       32,033
  Interest..................................................     22,736       20,737        66,003       63,332
  Restructuring and other costs.............................         --       (4,500)           --       16,559
  Net gain on sale of businesses and properties.............     (1,068)      (7,455)       (1,068)     (64,725)
                                                              ----------   ----------   ----------   ----------
    Total expenses..........................................  2,217,371    2,098,579     6,528,248    6,260,584
                                                              ----------   ----------   ----------   ----------
Income from operations before income tax provision and
  cumulative effect of a change in accounting principle.....     70,444       58,341       188,502      183,669
Income tax provision........................................     25,797       23,252        71,105       73,273
                                                              ----------   ----------   ----------   ----------
Income before cumulative effect of a change in accounting
  principle.................................................     44,647       35,089       117,397      110,396
Cumulative effect of a change in accounting principle.......         --           --            --       (5,417)
                                                              ----------   ----------   ----------   ----------
Net income..................................................  $  44,647    $  35,089    $  117,397   $  104,979
                                                              ==========   ==========   ==========   ==========

Health plan medical care ratio ("MCR")......................       85.3%        84.9%         85.2%        84.8%
Government contracts/Specialty services MCR.................       68.4%        65.5%         66.9%        65.6%
Overall MCR.................................................       82.2%        81.5%         81.9%        81.4%
Administrative (SG&A + Depreciation) Ratio..................       14.5%        15.9%         15.0%        15.9%

Health plan premiums per member per month...................  $  158.55    $  139.58    $   155.35   $   138.08
Health plan services per member per month...................  $  135.23    $  118.53    $   132.40   $   117.03

                             ENROLLMENT INFORMATION

                                                                 SEPTEMBER 30
                                                              (# OF ENROLLEES IN
                                                                  THOUSANDS)
                                                                              PERCENT
                                                          2000       1999      CHANGE
                                                        --------   --------   --------
Health Plan Services:
Commercial............................................   2,913      3,045       (4.3)%
Medicare Risk.........................................     264        267       (1.1)%
Medicaid..............................................     635        676       (6.1)%
                                                         -----      -----      -----
                                                         3,812      3,988       (4.4)%
                                                         =====      =====      =====

Government Contracts:
TRICARE PPO and Indemnity.............................     567        661      (14.2)%
TRICARE HMO...........................................     896        840        6.7%
                                                         -----      -----      -----
                                                         1,463      1,501       (2.5)%
                                                         =====      =====      =====

REVENUES AND HEALTH CARE COSTS

    The Company's total revenues increased by $130.9 million or 6.1% for the third quarter ended September 30, 2000 and $272.5 million or 4.2% for the nine months ended September 30, 2000 as compared to the same periods in 1999. Health Plan premiums increased by $85.9 million or 4.9% for the third quarter ended September 30, 2000 and $153.4 million or 2.9% for the nine months ended September 30, 2000 as compared to same periods in 1999. This growth is primarily due to the Company instituting more rigorous pricing discipline resulting in a 12.5% increase in Health Plan premiums revenue on a per member per month basis for the nine months ended September 30, 2000, partially offset by a 4.4% decrease in period-end enrollment in the Company's health plans as of September 30, 2000 as compared to the same period in 1999. The 176,000 decrease in Health Plan membership at September 30, 2000 as compared to September 30, 1999 reflects the reduction of 240,000 members enrolled in health plans sold by the Company. This reduction in membership is partially offset by an increase of 64,000 members, primarily from continued growth in the California point-of-service small group market and the Company's Eastern Division.

    Commercial same-store premium rates increased 11.1% and 9.8% for the third quarter and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. Commercial same-store period-end enrollment increased by 64,000 members as of September 30, 2000 as compared to the same period-end in 1999. Medicare enrollment declined 1.1% at September 30, 2000 as compared to September 30, 1999 due to the Company's planned exit from certain counties. Medicaid enrollment declined by 6.1% at September 30, 2000 as compared to September 30, 1999 primarily due to health plan divestitures.

    Health Plan Services costs increased by $79.9 million or 5.3% for the third quarter ended September 30, 2000 and $155.9 million or 3.5% for the nine months ended September 30, 2000 as compared to the same periods in 1999. The Health Plan Services medical care ratio ("MCR") for the third quarter ended
September 30, 2000 increased to 85.3% from 84.9% and for the nine months ended September 30, 2000 increased to 85.2% from 84.8% as compared to the same periods in 1999, respectively. The respective increases in the MCR are primarily due to pharmacy costs increasing approximately 10% for the third quarter and nine months ended September 30, 2000, coupled with increases in hospital and physician costs for the third quarter and nine months ended September 30, 2000 and the sale of two hospitals during the third quarter of 1999. The two hospitals accounted for approximately $9.3 million and $36.3 million in health plan revenues in the third quarter and nine months ended September 30, 1999 with no associated health care costs. Eliminating the effect of the hospital revenues from health plan revenues for the third quarter ended September 30, 1999 would have resulted in the health plan MCR declining by 8 basis points.

    Government Contracts/Specialty Services revenue increased by $41.5 million or 11.1% during the third quarter ended September 30, 2000 and $105.9 million or 9.6% during the nine months ended September 30, 2000 as compared to the same periods in 1999. The increase in the Government Contracts/Specialty Services segment revenues was primarily due to the continuing shift in health care utilization from military facilities to civilian facilities for the three contracts the company holds with the Department of Defense's TRICARE programs for dependents of active duty military personnel and retirees.

    The Government Contracts/Special Services MCR increased to 68.4% from 65.5% for the third quarter ended September 30, 2000 and to 66.9% from 65.6% for the nine months ended September 30, 2000 as compared to the same periods in 1999. The increase in the MCR is primarily due to the movement of health care services from military treatment facilities to civilian facilities during 1999 which had a continued effect and resulted in higher costs than originally specified in the contract for the third quarter and nine months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

    The Company's selling, general and administrative ("SG&A") expenses decreased $11.0 million or 3.4% for the third quarter ended September 30, 2000 and $18.4 million or 1.9% for the nine months ended September 30, 2000 as compared to the same periods in 1999. The administrative ratio
(SG&A + Depreciation as a percentage of health plan and Government/Specialty revenues) declined by approximately 140 and 90 basis points in the third quarter and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. This decrease is primarily attributable to the Company's divestiture of non-core operations during 1999 and the consolidation of certain of its health plan operations.

AMORTIZATION AND DEPRECIATION

    Amortization and depreciation expense decreased by $2.0 million or 7.1% for the third quarter ended September 30, 2000 and $5.0 million or 6.0% for the nine months ended September 30, 2000, as compared to the same periods in 1999. These changes reflect decreases of $12.0 million and $17.5 million in goodwill and fixed assets, respectively, as a result of divestitures of and impairments associated with certain operations.

INTEREST EXPENSE

    Interest expense increased by $2.0 million or 9.6% for the third quarter ended September 30, 2000 and $2.7 million or 4.2% for the nine months ended September 30, 2000 as compared to the same periods in 1999. The increase in interest expense reflects the higher average borrowing rate of 7.8% and 7.5% during the third quarter and nine months ended September 30, 2000, respectively, as compared to 6.3% in both of the same periods in 1999, respectively. This increase in the average borrowing rate was partially offset by a reduction in the average revolving credit facility balance.

INCOME TAX PROVISION

    The effective tax rate was 36.6% for the third quarter and 37.7% for the nine months ended September 30, 2000, compared to the effective tax rate on operations of 39.9% for the same periods in 1999. The effective tax rate for the full year 1999 was 39.4%. The decrease in the effective tax rate reflects the Company's current business mix after divestiture of non-core operations and was also due to income earned in lower state taxing jurisdictions.

    The effective tax rate of 36.6% for the third quarter and 37.7% for the nine months ended September 30, 2000 differed from the statutory federal tax rate of 35.0% due primarily to state income taxes, goodwill amortization, offset by tax-exempt investment income.

RESTRUCTURING AND OTHER COSTS

    This section should be read in conjunction with Note 2, and the tables contained therein, to the condensed consolidated financial statements.

1999 CHARGES

    The Company initiated during the fourth quarter of 1998 a formal plan to dispose of certain health plans of the Company's then Central Division included in the Company's Health Plan Services segment in accordance with its anticipated divestitures program. In this connection, the Company announced its plan to close the Colorado regional processing center, terminate employees associated with the support center and transfer these operations to the Company's other administrative facilities. In addition, the Company announced its plans to consolidate certain administrative functions in its Oregon and Washington health plan operations. During the first quarter ended March 31, 1999, the Company recorded pretax charges for restructuring and other charges of $21.1 million which included $18.5 million for severance and benefit related costs related to executives and operations employees at the Colorado regional processing center and at the Oregon and Washington health plans, and $2.6 million for the termination of real estate obligations and other costs to close the Colorado regional processing center. As of September 30, 2000, $1.0 million of such charges is expected to require future outlays of cash in 2000. As the closing of the Colorado regional processing center (which is substantially completed as of September 30, 2000) was related to the disposition of certain health plans of the Company's former Central Division, management does not expect the closure to have a significant impact on future results of operations or cash flows. During the fourth quarter of 1999, the Company recorded asset impairment costs totaling $6.2 million in connection with pending dispositions of non-core businesses. These charges included a further adjustment of $4.7 million to adjust the carrying value of the Company's Ohio, West Virginia and Western Pennsylvania health plans to fair value for which the Company previously recorded an impairment charge in 1998. The Company also adjusted the carrying value of its subacute care management operations by $1.5 million to fair value. The revenue and pretax income attributable to these operations were $46.6 million and $0.1 million, respectively, for the nine months ended September 30, 2000. The carrying value of these assets as of September 30, 2000 was $16.5 million.

1998 CHARGES

    In connection with the Company's 1998 restructuring plans, severance, asset impairment and other costs totaling $240.1 million were recorded during the year ended December 31, 1998. As of December 31, 1999, the 1998 restructuring plans were completed.

    On July 19, 1998, FPA Medical Management, Inc. ("FPA") filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The FPA bankruptcy and related events and circumstances caused management to re-evaluate the decision to continue to operate 14 facilities previously leased to FPA and management determined to sell the properties. As part of the 1998 Charges, the Company recorded $84.1 million of asset impairment costs related to the 14 properties and other costs related to FPA. The carrying value of the assets held for disposal totaled $9.9 million at September 30, 2000. As of September 30, 2000, 12 of these properties have been sold which has resulted in net gains of $5.0 million during 1999 and $3.6 million in 1998 which were included in net gains on sale of businesses and buildings. The remaining properties are expected to be sold during 2001.

    During the fourth quarter of 1998, the Company initiated a formal plan to dispose of certain health plans of the Company's then Central Division included in the Company's Health Plan Services segment in accordance with its anticipated divestitures program. The Company sold most of these health plans during 1999. Revenues and pre-tax losses attributable to the remaining plans identified for disposition were $7.6 million and $0.5 million, respectively, for the nine months ended September 30, 2000. The carrying value of these assets as of September 30, 2000 was $8.8 million. No subsequent adjustments were made to these assets in 2000. As discussed under "1999 Charges," further adjustments of $4.7 million to adjust the carrying value of the Company's Ohio, West Virginia and Western Pennsylvania health plans were recorded in 1999. During the third quarter ended September 30, 1999, a $4.5 million modification to the initial estimate of an obligation associated with the disposal of a building which was included in asset impairment charges was recorded.

IMPACT OF INFLATION AND OTHER ELEMENTS

    The managed health care industry is labor intensive and its profit margin is low; hence, it is especially sensitive to inflation. Increases in medical expenses or contracted medical rates without corresponding increases in premiums could have a material adverse effect on the Company.

    Various federal and state legislative initiatives regarding the health care industry continue to be proposed during legislative sessions. If further health care reform or similar legislation is enacted, such legislation could impact the Company. Management cannot at this time predict whether any such initiative will be enacted and, if enacted, the impact on the financial condition or results of operations of the Company.

    The Company's ability to expand its business is dependent, in part, on competitive premium pricing and its ability to secure cost-effective contracts with providers. Achieving these objectives is becoming increasingly difficult due to the competitive environment. In addition, the Company's profitability is dependent, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, regulatory changes, increased cost of medical services, utilization, new technologies and drugs, hospital costs, major epidemics and numerous other external influences may affect the Company's operating results. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical records to anticipate results or future period trends.

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

    The Company's HMO subsidiaries contract with providers in California, and to a lesser degree in other areas, primarily through capitation fee arrangements. Under a capitation fee arrangement, the Company's subsidiary pays the provider a fixed amount per member on a regular basis and the provider accepts the risk of the frequency and cost of member utilization of services. The inability of providers to properly manage costs under capitation arrangements can result in financial instability of such providers. Any financial instability of capitated providers could lead to claims for unpaid health care against the Company's HMO subsidiaries, even though such subsidiaries have made their regular payments to the capitated providers. Depending on state law, the Company's HMO subsidiaries may or may not be liable for such claims. In California, the issue of whether HMOs are liable for unpaid provider claims has not been definitively settled. The California regulator of HMOs has issued a written statement to the effect that HMOs are not liable for such claims, however currently there is ongoing litigation on the subject.

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

    For the nine months ended September 30, 2000, cash used in operating activities was $26.9 million compared to $35.7 million in the same period of 1999. This change was primarily due to increased operating income net of gains on the sales of businesses and buildings and decreases in the net pay-down of the accounts payable and other liabilities, offset by increases in the amounts receivable under government contracts. Net cash used in investing activities was $14.9 million during the nine months ended September 30, 2000 as compared to net cash provided by investing activities of $115.7 million during the same period in 1999. This decrease was primarily due to a decrease in the proceeds from the sale of businesses and buildings offset by an increase in the net sales of investments. Net cash used in financing activities was $92.5 million during the nine months ended September 30, 2000 as compared to $167.9 million during the same period in 1999. The change was primarily due to a reduction in the repayment of funds drawn under the Company's Credit Facility (as defined below).

    The Company has a $1.5 billion credit facility (the "Credit Facility"), with Bank of America as Administrative Agent for the Lenders thereto, which was amended by a Letter Agreement dated as of March 27, 1998 and Amendments in April, July, and November 1998, March 1999 and in September 2000 with the Lenders (the "Amendments"). All previous revolving credit facilities were terminated and rolled into the Credit Facility on July 8, 1997. At the election of the Company, and subject to customary covenants, loans are initiated on a bid or committed basis and carry interest at offshore or domestic rates, at the applicable LIBOR rate plus margin or the bank reference rate. Actual rates on borrowings under the Credit Facility vary, based on competitive bids and the Company's unsecured credit rating at the time of the borrowing. As of September 30, 2000, the Company was in compliance with the financial covenants of the Credit Facility, as amended by the Amendments. As of September 30, 2000, the maximum commitment level under the Credit Agreement was approximately
$1.36 billion, of which approximately $415 million remained available. The Credit Facility expires in July 2002, but it may be extended under certain circumstances for two additional years.

    The Company's subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. The Company will, however, make contributions to its subsidiaries, as necessary, to meet risk-based capital requirements under state laws and regulations. The Company contributed $8 million to certain of its subsidiaries to meet capital requirements during the third quarter ended September 30, 2000. In
October 2000, the Company contributed $5.6 million to certain of its subsidiaries. As of September 30, 2000, the Company's subsidiaries were in compliance with minimum capital requirements. Effective January 1, 2001, subject to adoption of the codification of statutory accounting principles by the various states, the amount of capital contributions required to meet risk-based capital and other minimum capital requirements at the Company's various regulated subsidiaries may change. The Company is currently in the process of evaluating the effect of such codification on its regulated subsidiaries capital and surplus positions.

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

    The Company assumed a portfolio disposition period of 30 days with a confidence level of 95 percent for the 2000 computation of VAR. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $2.2 million as of September 30, 2000.

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

    In addition, the Company has some interest rate market risk due to its borrowings. Notes payable, capital leases and other financing arrangements totaled $946.9 million at September 30, 2000 and the related average interest rate was 7.5% (which interest rate is subject to change pursuant to the terms of the Credit Facility) for the nine months ended September 30, 2000. See a description of the Credit Facility under "Liquidity and Capital Resources." The table below presents the expected future cash outflows of market risk sensitive instruments at September 30, 2000. These cash outflows include both expected future principal and interest payments consistent with the terms of the outstanding debt as of September 30, 2000 (amounts in thousands).

                                2000       2001       2002       2003        2004       BEYOND       TOTAL
                              --------   --------   --------   ---------   ---------   ---------   ----------
Long-term floating rate
  borrowings:
  Interest..................  $ 21,387   $ 81,943   $ 39,330          --          --          --   $  142,660
  Principal.................        --         --    946,445          --          --          --      946,445
                              --------   --------   --------   ---------   ---------   ---------   ----------
  Total Cash Outflows.......  $ 21,387   $ 81,943   $985,775          --          --          --   $1,089,105
                              ========   ========   ========   =========   =========   =========   ==========

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SUPERIOR NATIONAL INSURANCE GROUP, INC.

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

    On August 1, 2000, a motion filed by the Company and FHC to remove the lawsuit from the jurisdiction of the Bankruptcy Court to the United States District Court for the Central District of California was granted, and the lawsuit is now pending in the District Court under case number SACV00-0658 GLT. The parties are currently engaged in discovery.

    The Company believes that Superior's claims have no merit and intends to defend itself vigorously in this litigation.

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

BAJA INC. V. LOS ANGELES MEDICAL MANAGEMENT CORP., EAST LOS ANGELES DOCTORS HOSPITAL FOUNDATION, INC.

    In September 1983, a lawsuit was filed in Los Angeles Superior Court by
Baja Inc. ("Baja") against East Los Angeles Doctors Hospital Foundation, Inc. ("Hospital") and Century Medicorp ("Century") arising out of a multi-phase written contract for operation of a pharmacy at the Hospital during the period September 1978 through September 1983. In October 1992, Foundation Health Corporation, now a subsidiary of the Company, acquired the Hospital and Century, and thereafter continued the vigorous defense of this action. In August 1993, the Court awarded Baja $549,532 on a portion of its claim. In December 1994, the Court concluded that Baja also could seek certain additional damages subject to proof. On July 5, 1995, the Court awarded Baja an additional $1,015,173 (plus interest) in lost profits damages. In October 1995, both of the parties appealed. The Court of Appeal reversed portions of the judgment, directing the trial court to conduct additional hearings on Baja's damages. In January 2000, after further proceedings on the issue of Baja's lost profits, the Court awarded Baja $4,996,019 in addition to the previous amounts, plus prejudgment interest. In June 2000, the Company filed an appeal of the Court's final judgment. The parties have engaged in preliminary settlement discussions.

STATE OF CONNECTICUT V. PHYSICIANS HEALTH SERVICES, INC.

    Physicians Health Services, Inc. ("PHS"), a subsidiary of the Company, was sued on December 14, 1999 in the United States District Court in Connecticut by the Attorney General of Connecticut acting on behalf of a group of state residents. The lawsuit was premised on the federal Employee Retirement Income Security Act ("ERISA"), and alleged that PHS violated its duties under that Act by managing its prescription drug formulary in a manner that served its own financial interest rather than those of plan beneficiaries. The suit sought to have PHS revamp its formulary system, and to provide patients with written denial notices and instructions on how to appeal. PHS filed a motion to dismiss which asserted that the state residents the Attorney General purported to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that his office lacked standing to bring the suit and that the allegations failed to state a claim under ERISA. On July 12, 2000, the court granted PHS' motion and dismissed the action. The State of Connecticut has filed an appeal.

OTHER CLASS ACTIONS

    On November 22, 1999, a complaint was filed in the United States District Court for the Southern District of Mississippi in a lawsuit entitled Pay v. Foundation Health Systems, Inc. (2:99CV329). The two count complaint seeks certification of a nationwide class action and alleges that cost containment measures used by the Company's health maintenance organizations, preferred provider organizations and point-of-service health plans violate provisions of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") and ERISA. The action seeks unspecified damages and injunctive relief. The case was stayed on January 25, 2000, pending the resolution of various procedural issues involving similar actions filed against Humana, Inc. in the Southern District of Florida. On June 23, 2000, the plaintiffs filed an amended complaint in the Humana action to add claims against other managed care organizations, including the Company. On October 23, 2000, the court allowed the plaintiffs to amend the complaint alleging claims against the Company to add two new named plaintiffs and withdraw the originally named plaintiff from the action. Consequently, this case will now be entitled ROMERO V. FOUNDATION HEALTH SYSTEMS, INC. Management believes the suit against the Company is without merit and intends to vigorously defend the action.

    On August 17, 2000, a complaint was filed in the United States District Court for the Southern District of Florida in a lawsuit entitled Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (00-1334-MD). The complaint seeks certification of a nationwide class action on behalf of physicians and alleges that the defendant managed care companies' methods of reimbursing physicians violate provisions of ERISA, RICO and various state laws. The action seeks unspecified damages and injunctive relief. Management believes the suit against the Company is without merit and intends to vigorously defend the action.

    On September 7, 2000, the Attorney General of Connecticut filed a lawsuit against Physicians Health Services of Connecticut, Inc. This suit names Foundation Health Systems, Inc., Anthem Blue Cross and Blue Shield of CT, Anthem Health Plans, Inc., CIGNA Healthcare of CT, Inc., Oxford Health Plans of
CT, Inc. as defendants, and asserts claims against PHS and the Company that are similar, if not identical, to those asserted in the previous lawsuit that was dismissed on July 12, 2000. Management believes the suit against the Company is without merit and intends to vigorously defend the action.

    On September 7, 2000, a complaint was filed in the United States District Court for the District of Connecticut in a lawsuit entitled Albert v. CIGNA Healthcare of Connecticut, Inc., et al. (including Physicians Health Services of Connecticut, Inc. and Foundation Health Systems, Inc.) (300CV1717-CJS). The complaint seeks certification of a nationwide class action and alleges that the defendant managed care companies' various practices violate provisions of ERISA. The action seeks unspecified damages and injunctive relief. Management believes the suit against the Company is without merit and intends to vigorously defend the action.

    In May 2000, the California Medical Association filed a lawsuit, purportedly on behalf of its member physicians, in the United States District Court for the Northern District of California against several managed care organizations, including the Company, entitled California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. The plaintiff alleges that the manner in which the defendants contract and interact with its member physicians violates provisions of RICO. The action seeks declaratory and injunctive relief, as well as costs and attorneys fees. The Company filed a motion to dismiss the action on various grounds. In August 2000, plaintiffs in other actions pending against different managed care organizations petitioned the Judicial Panel on Multi-District Litigation to consolidate the California action with the other actions in the United States District Court for the Northern District of Alabama. In light of the pending petition, the California court stayed the action and the hearing on the Company's motion to dismiss the complaint pending a determination of the petition to consolidate.

    On October 23, 2000, the Judicial Panel on Multi-District Litigation ruled that the foregoing class actions should be consolidated, for purposes of pre-trial proceedings only, with other cases pending against managed care organizations in the United States District Court for the Southern District of Florida in Miami. It is anticipated that orders formally transferring the above cases for pre-trial purposes to the United States District Court for the Southern District of Florida in Miami will issue soon. Management believes the foregoing class actions against the Company are without merit and intends to vigorously defend the actions.

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

ITEM 2.  CHANGES IN SECURITIES

REVOLVING CREDIT FACILITY

    The Company has an unsecured, five-year $1.5 billion revolving credit facility pursuant to a Credit Agreement dated July 8, 1997 (the "Credit Agreement") with the banks identified in the Credit Agreement (the "Banks") and Bank of America, N.A. National Trust and Savings Association ("Bank of America") as Administrative Agent. All previous revolving credit facilities were terminated and rolled into the Credit Agreement. The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Specifically, Section 7.11 of the Credit Agreement provides that the Company and its subsidiaries may, so long as no event of default exists: (i) declare and distribute stock as a dividend; (ii) purchase, redeem or acquire its stock, options and warrants with the proceeds of concurrent public offerings; and (iii) declare and pay dividends or purchase, redeem or otherwise acquire its capital stock, warrants, options or similar rights with cash subject to certain specified limitations.

    Under the Credit Agreement, as amended pursuant to a Letter Agreement dated as of March 27, 1998, the First Amendment and Waiver to Credit Agreement dated as of April 6, 1998, the Second Amendment to Credit Agreement dated as of July 31, 1998, the Third Amendment to Credit Agreement dated as of November 6, 1998, the Fourth Amendment to Credit Agreement dated as of March 26, 1999 and the Fifth Amendment to Credit Agreement dated as of September 20, 2000 (collectively, the "Amendments") with the Banks, the Company is: (i) obligated to maintain certain covenants keyed to the Company's financial condition and performance (including a Total Leverage Ratio and Fixed Charge Ratio);
(ii) obligated to limit liens; (iii) subject to customary covenants, including
(A) disposition of assets only in the ordinary course and generally at fair value and (B) restrictions on acquisitions, mergers, consolidations, loans, leases, joint ventures, contingent obligations and certain transactions with affiliates; and (iv) permitted to incur additional indebtedness in an aggregate amount not to exceed $1,000,000,000 upon certain terms and conditions. The Credit Agreement also provides for mandatory prepayment of the outstanding loans under the Credit Agreement with a certain portion of the proceeds from the issuance of such indebtedness and from the sales of assets, resulting in a permanent reduction of the aggregate amount of commitments under the Credit Agreement by the amount so prepaid. As of September 30, 2000, the maximum commitment level permitted under the Credit Agreement was approximately
$1.36 billion, of which approximately $415 million remained available. The Amendments also have provided for an increase in the interest and facility fees under the Credit Agreement. The Company is able to obtain letters of credit under the Credit Agreement up to an aggregate amount of $100 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's security holders, either through solicitation of proxies or otherwise, during the quarter ended September 30, 2000.

ITEM 5.  OTHER INFORMATION

RECENT DEVELOPMENTS

    NAME CHANGE. On November 3, 2000, the Company changed its name from Foundation Health Systems, Inc. to Health Net, Inc. and changed its ticker symbol on the New York Stock Exchange (effective November 6, 2000) from "FHS" to "HNT". The Company accomplished the name change by merging a wholly-owned subsidiary, HNI Shell, Inc., with and into the Company and, in connection with such merger, amending its Fourth Amended and Restated Certificate of Incorporation to change the Company's name to Health Net, Inc. Prior to such name change, the Company's California HMO subsidiary changed its name from Health Net to Health Net of California, Inc. ("HN California").

    OHIO, WEST VIRGINIA AND WESTERN PENNSYLVANIA OPERATIONS. The Company has decided to exit the Ohio, West Virginia and Western Pennsylvania markets in which it operates (the "OK/WV/WPA Markets"). In this connection, the Company has provided notice of intention to withdraw from these service areas to the appropriate regulators. The Company's withdrawal from the OK/WV/WPA Markets will be effected at various times in late 2000 through early 2001. Following completion of these withdrawal efforts, the Company will have no future operations in such markets and intends to dissolve its subsidiaries operating in such markets and recover any remaining capital.

    MEDPARTNERS PROVIDER NETWORK, INC. On March 11, 1999, MedPartners Provider Network, Inc. ("MPN"), a Knox-Keene licensed entity and a subsidiary of MedPartners, Inc., a publicly-held physician practice and pharmacy benefit management company (now known as Caremark Rx, Inc.) was placed into conservatorship by the State of California under Section 1393(c) of the California Health and Safety Code. The conservator immediately filed a petition under Chapter 11 of the Bankruptcy Code on behalf of MPN. As of that date, HN California had approximately 215,000 enrollees associated with MPN and its affiliated provider groups and clinics.

    MPN, with financial support from Caremark Rx, Inc., proposed a Chapter 11 Plan of Reorganization which required a significant minimum level of participation by hospitals, physicians and other providers, and under which substantial monies would be paid against hospital, physician and other provider claims, if the hospitals, physicians and other providers executed and delivered releases in favor of MPN and others, including the health plans. The minimum required levels of participation by hospitals, physicians and other providers were reached during the quarter ended September 30, 2000. As a result, MPN's Chapter 11 Plan of Reorganization was confirmed by the Bankruptcy Court on September 14, 2000, subject to certain conditions. On October 16, 2000, MPN's Chapter 11 Plan of Reorganization became fully effective. In related proposals, Caremark Rx, Inc. proposed, and has implemented, similar payment and release provisions for physician and other claimants against the clinic affiliates of Caremark Rx, Inc. and MPN.

    California law is not fully settled on the ultimate liability of health plans for unpaid provider claims where the health plan has already paid a capitation payment to the bankrupt provider group that is intended to cover such claims. However, as a result of MPN's Chapter 11 Plan of Reorganization and related agreements, a substantial majority of the provider claims that were unpaid as of the date of MPN's bankruptcy filing have been resolved and/or released and, accordingly, the possible liability of the Company's California HMO subsidiary for such claims has been similarly resolved and/or released.

    KPC ORGANIZATION. In August 1999, MPN sold the majority of its California clinic operations to KPC Medical Management, Inc. (together with its affiliates, "the KPC Organization"). HN California had approximately 66,000 members whose health care was provided by these operations as of September 30, 2000. The KPC Organization has significantly restructured the operations it purchased from MPN. Various health plans and other parties have made loans and other financial accomodations to the KPC Organization. Notwithstanding such financial accomodations, the KPC Organization continues to incur losses and its financial viability remains unclear. HN California continues to monitor the KPC Organization and its financial viability.

OTHER POTENTIAL DIVESTITURES

    CERTAIN OTHER OPERATIONS. The Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and is reviewing from a strategic standpoint which of such businesses or operations should be divested. In this connection, the Company intends to divest its Florida operations and, with respect thereto, is currently considering various expressions of interest it has received from third parties.

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

    In this connection, the Company, through its subsidiary Questium, Inc. ("Questium"), launched the website www.questium.com which is a health care consumer website that links health plan members directly with their personal health benefit information. The Questium website allows health plan members to customize their own web page and gain access to information and services such as customized health news and updates, and individual health coverage information, such as co-payment levels and out-of-pocket maximums. In the first half of 2001, Questium believes that health plan members will be able use the Questium website to refill mail order prescriptions online and view individual medical histories from health plan records. As of the date hereof, the Questium website offers, among other things, access to general consumer information, such as a health encyclopedia, alternative care and clinical trial information, and online health evaluation tools, such as a health risk calculator and weight-loss guide.

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

        *3.2            Certificate of Ownership and Merger amending the Fourth
                          Amended and Restated Certificate of Incorporation, a copy
                          of which is filed herewith.

         3.3            Fifth Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Company's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference).

         3.4            Certain Amendments to the Fifth Amended and Restated Bylaws
                          of the Registrant (filed as Exhibit 3.3 to the Company's
                          Quarterly Report on Form 10-Q for the quarter ended
                          September 30, 1999, which is incorporated herein by
                          reference).

         4.1            Form of Class A Common Stock Certificate (included as
                          Exhibit 4.2 to the Company's Registration Statements on
                          Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01,
                          respectively), which is incorporated herein by reference).

         4.2            Form of Class B Common Stock Certificate (included as
                          Exhibit 4.3 to the Company's Registration Statements on
                          Forms S-1 and S-4 File nos. 33-72892 and 33-72892-01,
                          respectively), which is incorporated herein by reference).

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

        10.5            Letter Agreement between the Company and Jay M. Gellert
                          dated as of March 2, 2000 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, which is incorporated herein by reference).

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

        10.12           Form of Severance Payment Agreement dated December 4, 1998 by and between the Company and various of its executive
                          officers filed as Exhibit 10.21 to the Company's Annual
                          Report on Form 10-K for the year ended December 31, 1998,
                          which is incorporated herein by reference).

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

       *10.16           The Company's Second Amended and Restated 1991 Stock Option
                          Plan, as amended, a copy of which is filed herewith.

        10.17           The Company's 1997 Stock Option Plan (filed as
                          Exhibit 10.45 to the Company's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference).

        10.18           The Company's Amended and Restated 1998 Stock Option Plan
                          (filed as Exhibit 10.18 to the Company's Quarterly Report
                          on Form 10-Q for the quarter ended June 30, 2000, which is incorporated herein by reference).

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

       *10.22           The Company's Employee Stock Purchase Plan, as amended, a
                          copy of which is filed herewith.

        10.23           The Company's Performance-Based Annual Bonus Plan (filed as
                          Exhibit 10.48 to the Company's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1997, which is
                          incorporated herein by reference).

        10.24           The Company's 401(k) Associate Savings Plan (filed as
                          Exhibit 4.5 to the Company's Registration Statement on
                          Form S-8 filed on March 31, 1998, which is incorporated herein by reference).

        10.25           The Company's Supplemental Executive Retirement Plan
                          effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company's Annual Report on Form 10- K for the year
                          ended December 31, 1998, which is incorporated herein by
                          reference).

        10.26           Managed Health Network, Inc. Incentive Stock Option Plan
                          (filed as Exhibit 4.8 to the Company's Registration
                          Statement on Form S-8 (File No. 333- 24621), which is incorporated herein by reference).

        10.27           Managed Health Network, Inc. Amended and Restated 1991 Stock
                          Option Plan (filed as Exhibit 4.9 to the Company's
                          Registration Statement on Form S-8 (File No. 333-24621),
                          which is incorporated herein by reference).

        10.28           Foundation Health Corporation 1990 Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on
                          Form S-8(File No. 333-24621), which is incorporated herein by reference).

        10.29           FHC Directors Retirement Plan (filed as an exhibit to FHC's
                          Annual Report on Form 10-K for the year ended June 30,
                          1994 filed with the Commission on September 24, 1994,
                          which is incorporated herein by reference).

        10.30           FHC's Deferred Compensation Plan, as amended and restated
                          (filed as Exhibit 10.99 to FHC's Annual Report on
                          Form 10-K for the year ended June 30, 1995, filed with the
                          Commission on September 27, 1995, which is incorporated
                          herein by reference).

        10.31           FHC's Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 10.100 to FHC's Annual Report
                          on Form 10-K for the year ended June 30, 1995, filed with
                          the Commission on September 27, 1995, which is
                          incorporated herein by reference).

        10.32           FHC's Executive Retiree Medical Plan, as amended and
                          restated (filed as Exhibit 10.101 to FHC's Annual Report
                          on Form 10-K for the year ended June 30, 1995, filed with
                          the Commission on September 27, 1995, which is
                          incorporated herein by reference).

        10.33           Stock and Note Purchase Agreement by and between FHC,
                          Jonathan H., Scheff, M.D., FPA Medical Management, Inc.,
                          FPAMedical Management of California, Inc. and FPA
                          Independent Practice Association dated as of June 28, 1996
                          (filed as Exhibit 10.109) to FHC's Annual Report on
                          Form 10-K for the year ended June 30, 1996, which is
                          incorporated herein by reference).

        10.34           Credit Agreement dated July 8, 1997 among the Company, the banks identified therein and Bank of America National
                          Trust and Savings Association in its capacity as Administrative Agent (providing for an unsecured
                          $1.5 billion revolving credit facility) (filed as
                          Exhibit 10.23 to the Company's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference).

        10.35           Guarantee Agreement dated July 8, 1997 between the Company and First Security Bank, National Association (filed as
                          Exhibit 10.24 to the Company's Quarterly Report on
                          Form 10-Q for the quarter ended September 30, 1997, which
                          is incorporated herein by reference).

        10.36           First Amendment and Waiver to Credit Agreement dated
                          April 6, 1998 among the Company, Bank of America National
                          Trust and Savings Association and the Banks (as defined
                          therein) (filed as Exhibit 10.64 to the Company's
                          Quarterly Report on Form 10-Q for the quarter ended
                          March 31, 1998, which is incorporated herein by
                          reference).

        10.37           Second Amendment to Credit Agreement dated July 31, 1998
                          among the Company, Bank of America National Trust and
                          Savings Association and the Banks (as defined therein)
                          (filed as Exhibit 10.65 to the Company's Quarterly Report
                          on Form 10-Q for the quarter ended June 30, 1998, which is incorporated herein by reference).

        10.38           Third Amendment to Credit Agreement, dated November 6, 1998, among the Company, Bank of America National Trust and
                          Savings Association and the Banks (as defined therein)
                          (filed as Exhibit 10.65 to the Company's Quarterly Report
                          on Form 10-Q for the quarter ended September 30, 1998,
                          which is incorporated herein by reference).

        10.39           Fourth Amendment to Credit Agreement, dated as of March 26,
                          1999, among the Company, Bank of America National Trust
                          and Savings Association and the Banks, as defined therein
                          (filed as Exhibit 10.64 to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

        10.40           Form of Credit Facility Commitment Letter, dated March 27,
                          1998, between the Company and the Majority Banks (as defined therein) filed as Exhibit 10.70 to the Company's
                          Annual Report on Form 10-K for the year ended
                          December 31, 1997, which is incorporated herein by reference).

        10.41           Office Lease, dated as of January 1, 1992, by and between
                          Warner Properties III and Health Net (filed as
                          Exhibit 10.23 to the Company's Registration Statements on
                          Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01,
                          respectively), which is incorporated herein by reference).

        10.42           Lease Agreement between HAS-First Associates and FHC dated
                          August 1, 1988 and form of amendment thereto (filed as an
                          exhibit to FHC's Registration Statement on Form S-1 (File
                          No. 33-34963), which is incorporated herein by reference).

        10.43           Asset Purchase Agreement dated December 31, 1998 by and
                          between the Company and Access Health, Inc. (filed as
                          Exhibit 10.62 to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

        10.44           Purchase Agreement dated February 26, 1999 by and among the
                          Company, Foundation Health Pharmaceutical Services, Inc.,
                          Integrated Pharmaceutical Services, Inc., and Advance
                          Paradigm, Inc. (filed as Exhibit 10.63 to the Company's
                          Form 10-K for the year ended December 31, 1998, which is
                          incorporated herein by reference).

       *10.45           Fifth Amendment to Credit Agreement, dated as of
                          September 20, 2000, among the Company, Bank of America
                          National Trust and Savings Association and the Banks, as
                          defined therein, a copy of which is filed herewith.

       *10.46           Office Lease dated September 20, 2000 by and among Health
                          Net, DCA Homes, Inc. and Lennar Rolling Ridge, Inc., a
                          copy of which is filed herewith.

        11.1            Statement relative to computation of per share earnings of the Company (included in the Notes to the Condensed
                          Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.)

       *27.1            Financial Data Schedule for the third quarter ended
                          September 30, 2000, a copy of which has been filed with
                          the EDGAR version of this filing.

------------------------

  * A copy of the exhibit is being filed with this Quarterly Report on Form 10-Q.

(b) REPORTS ON FORM 8-K

    No Current Reports on Form 8-K were filed by the Company during the quarterly period ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HEALTH NET, INC.
                                                       (REGISTRANT)

Date: November 8, 2000                                 By:              /s/ JAY M. GELLERT
                                                            -----------------------------------------
                                                                          Jay M. Gellert
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: November 8, 2000                                 By:             /s/ STEVEN P. ERWIN
                                                            -----------------------------------------
                                                                         Steven P. Erwin
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER