Form 10-K
period 2000-12-31
HEALTH NET INC
filed 2001-03-30
CIK 916085

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER: 1-12718

HEALTH NET, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	95-4288333 (I.R.S. Employer Identification No.)
21650 OXNARD STREET, WOODLAND HILLS, CA (Address of Principal Executive Offices)	91367 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 676-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Class A Common Stock, $.001 par value	New York Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant at March 7, 2001 was $2,192,398,122 (which represents 104,003,706 shares of Class A Common Stock held by such non-affiliates multiplied by $21.08, the closing sales price of such stock on the New York Stock Exchange on March 7, 2001).

    The number of shares outstanding of the registrant's Class A Common Stock as of March 7, 2001 was 122,864,574 (excluding 3,194,374 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE

    Part II of this Form 10-K incorporates by reference certain information from the registrant's Annual Report to Stockholders for the year ended December 31, 2000 ("Annual Report to Stockholders"). Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2000.

PART I

ITEM 1. BUSINESS

    Health Net, Inc. (the "Company" or "HNT") is an integrated managed care organization which administers the delivery of managed health care services. The Company's health maintenance organizations ("HMOs"), insured preferred provider organizations ("PPOs") and government contracts subsidiaries provide health benefits to approximately 5.5 million individuals in 16 states through group, individual, Medicare, Medicaid and TRICARE programs. The Company's subsidiaries also offer managed health care products related to behavioral health, dental, vision and prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs. The Company operates and conducts its HMO and other businesses through its subsidiaries.

    The Company currently operates within two segments: Health Plan Services and Government Contracts/Specialty Services. The Health Plan Services segment consists of two regional divisions: the Western Division (Arizona, California and Oregon) and the Eastern Division (Connecticut, Florida, New Jersey, New York and Pennsylvania). In January, 2001, the Company entered into a definitive agreement to sell its Florida health plan, which sale is subject to regulatory approvals and other customary closing conditions. In 2000, the Company's Eastern Division also included health plan operations in Ohio, West Virginia and Western Pennsylvania ("OH/WV/WPA"). In such year, the Company decided to exit the OH/WV/WPA markets. In this connection, the Company provided notice of its intention to withdraw from these service areas to the appropriate regulators. As of February, 2001, the Company no longer had any members in the OH/WV/WPA markets. In 1999, the Company entered into certain arrangements to transition the membership of its health plans in the states of Colorado, Idaho and Washington. The Company completed such transitions in the second quarter of 2000. The Company is one of the largest managed health care companies in the United States, with approximately 4.0 million at-risk and administrative services only ("ASO") members in its Health Plan Services segment. The Company also owns health and life insurance companies licensed to sell insurance in 35 states and the District of Columbia.

    The Company's HMOs market traditional HMO products to employer groups and Medicare and Medicaid products to employer groups and directly to individuals. Health care services that are provided to the Company's commercial and individual members include primary and specialty physician care, hospital care, laboratory and radiology services, prescription drugs, dental and vision care, skilled nursing care, physical therapy and mental health services. The Company's HMO service networks include approximately 50,500 primary care physicians and 109,000 specialists.

    The Company's Government Contracts/Specialty Services segment consists of the Government Contracts Division and the Specialty Services Division. The Company's Government Contracts Division oversees the provision of contractual services to federal government programs such as TRICARE. The Company receives revenues for administrative and management services and, under most of its contracts, also accepts financial responsibility for a portion of the health care costs. The Company's Specialty Services Division oversees the provision of supplemental programs to enrollees in the Company's HMOs, as well as to members whose basic medical coverage is provided by non-HNT companies, including vision coverage, dental coverage, managed behavioral health programs and a prescription drug program. The Specialty Services Division consists of both operations in which the Company assumes underwriting risk in return for premium revenue, and operations in which the Company provides administrative services only, including certain of the behavioral health and pharmacy benefit management programs. Such Division also provides certain bill review and third party administrative services as described elsewhere in this Annual Report.

    The Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and the opportunities to expand its businesses in profitable markets. In

January, 2001, the Company entered into a definitive agreement to sell its Florida health plan, which sale is subject to regulatory approvals and other customary closing conditions. In 2000, the Company decided to exit the Ohio, West Virginia and Western Pennsylvania markets and provided notice of its intention to withdraw from such service areas to the appropriate regulators. As of February, 2001, the Company no longer had any members in such markets. See "Divestitures."

    The Company was incorporated in 1990. The current operations of the Company are the result of the April 1, 1997 merger transaction (the "FHS Combination") involving Health Systems International, Inc. ("HSI") and Foundation Health Corporation ("FHC"). Pursuant to the Agreement and Plan of Merger (the "Merger Agreement") that evidenced the FHS Combination, FH Acquisition Corp., a wholly-owned subsidiary of HSI, merged with and into FHC and FHC survived as a wholly-owned subsidiary of HSI, which changed its name to Foundation Health Systems, Inc. In November, 2000, the Company changed its name from Foundation Health Systems, Inc. to Health Net, Inc.

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

    Prior to the FHS Combination, the Company was the successor to the business conducted by Health Net of California, Inc., now the Company's HMO subsidiary in California, which became a subsidiary of the Company in 1992, and HMO and PPO networks operated by QualMed, Inc. ("QualMed"), which combined with the Company in 1994 to create HSI. FHC was incorporated in Delaware in 1984. The executive offices of the Company are located at 21650 Oxnard Street, Woodland Hills, CA 91367. Except as the context otherwise requires, the term "Company" refers to HNT and its subsidiaries.

HEALTH PLAN DIVISIONS

    HMO AND PPO OPERATIONS.  The Company's HMOs offer members a comprehensive range of health care services, including ambulatory and outpatient physician care, hospital care, pharmacy services, eye care, behavioral health and ancillary diagnostic and therapeutic services. The Company offers a full spectrum of managed health care products.

    The integrated health care programs offered by the Company's HMOs include products offered through both traditional Network Model HMOs (in which the HMOs contract with individual physicians, physician groups and independent or individual practice associations ("IPAs")) and IPA Model HMOs (in which the HMOs contract with one or more IPAs that in turn subcontract with individual physicians to provide HMO patient services) which offer quality care, cost containment and comprehensive coverage; a matrix package which allows employees to select their desired coverage from alternatives that have interchangeable outpatient and inpatient co-payment levels; point-of-service ("POS") programs which offer a multi-tier design that provides both conventional HMO and indemnity-like (in-network and out-of-network) tiers; a PPO-like tier which allows members to self-refer to the network physician of their choice; and a managed indemnity plan which is provided for employees who reside outside of their HMO service areas.

    The Company's strategy is to offer to employers a wide range of managed health care products and services that provide quality care, encourage wellness and assist in containing health care costs. The pricing of the products offered is designed to provide incentives to both employers and employees to select and enroll in the products with greater managed health care and cost containment elements. In general, the Company's HMO subsidiaries provide comprehensive health care coverage for a fixed fee or premium that does not vary with the extent or frequency of medical services actually received by the member. PPO enrollees choose their medical care from among the various contracting providers or choose a non-contracting provider and are reimbursed on a traditional indemnity plan basis after reaching an annual deductible. POS enrollees choose, each time they receive care, from conventional HMO or indemnity-like (in-network and out-of-network) coverage, with payments and/or reimbursement depending on the coverage chosen. The Company assumes both underwriting and administrative expense risk in return for the premium revenue it receives from its HMO, POS and PPO products. The Company's subsidiaries have contractual relationships with health care providers for the delivery of health care to the Company's enrollees. While a majority of the Company's members are covered by conventional HMO products, the Company is continuing to expand its other product lines, thereby enabling it to offer flexibility to an employer and to tailor its products to an employer's particular needs.

    The following table contains certain information relating to the Company's HMO and PPO members, POS members, Medicare members and Medicaid members as of December 31, 2000:

	WESTERN DIVISION	EASTERN DIVISION
Commercial HMO and PPO Members	1,719,980	977,200
POS Members	267,786	257,035	(a)
Medicare Members (risk only)	183,851	87,956
Medicaid Members	535,709	130,668

(a)
Includes 253,734 members under the Company's arrangement with The Guardian described elsewhere in this Annual Report on Form 10-K.

    In addition, the following sets forth certain data regarding the Company's employer groups in the commercial managed care operations of its Health Plan Divisions as of December 31, 2000:

Number of Employer Groups	51,667
Largest Employer Group as % of enrollment	11.0%
10 largest Employer Groups as % of enrollment	27.0%

  WESTERN DIVISION

    During 2000, the Western Division included Company operations in Arizona, California and Oregon.

    In Arizona, the Company believes that its commercial managed care operations rank it second largest as measured by total membership and sixth by size of provider network. The Company's commercial HMO membership in Arizona was 289,713 as of December 31, 2000, which represented an increase of approximately 2% during 2000. The Company's Medicare membership in Arizona was 61,231 as of December 31, 2000, which represented an increase of approximately 8% during 2000.

    The California market is characterized by a concentrated population. Health Net of California, Inc., the Company's California HMO, is believed by the Company to be the fourth largest HMO in the state of California in terms of membership and the second largest in terms of size of provider network. The Company's commercial HMO membership in California as of December 31, 2000 was 1,326,685, which represented a decrease of approximately 4% during 2000. The decrease in commercial HMO membership was due, in part, to the Company's pricing discipline and its focus on profitable accounts. The Company's Medicare membership in California as of December 31, 2000 was 142,666, which represented an increase of approximately 15% during 2000. The Company's Medicaid membership in California as of December 31, 2000 was 535,709 members, an increase of approximately 7% during 2000. Health Net's California HMO, which currently serves about 240,000 members of the California Public Employees' Retirement System ("CalPERS") representing approximately 5.1% of the

Company's consolidated health plan service premiums, has been requested to file a revised bid to renew its contract to serve CalPERS enrollees for 2002. This revised bid was submitted on March 23, 2001 and it is anticipated that CalPERS will make a determination on Health Net's revised bid in mid-April 2001. There can be no assurances that CalPERS will accept the revised bid. In the event that the business is not renewed, management of the Company believes that the effect on the overall financial performance of Health Net would be immaterial.

    The Company believes that its Oregon HMO and PPO operations make it the eighth largest HMO managed care provider in terms of membership and second largest HMO in terms of size of provider network. The Company's commercial HMO and PPO membership in Oregon was 58,914 as of December 31, 2000, which represented a decrease of approximately 41% during 2000. The decrease was due, in part, to the Company's pricing discipline and its focus on profitable accounts, the Company's withdrawal from certain counties in central and southern Oregon, and an increase in member selection of POS products.

  EASTERN DIVISION

    During 2000, the Eastern Division included Company operations in Connecticut, Florida, New Jersey, New York, Ohio, Pennsylvania and West Virginia.

    In Connecticut, New Jersey and New York, the Company markets mid-size and large employer group commercial HMO, Medicare and Medicaid products directly. However, for small employer group business in Connecticut, New Jersey and New York, the Company and The Guardian Life Insurance Company of America ("The Guardian") together offer both HMO and POS products through a joint venture doing business as "Healthcare Solutions." In general, the Company and The Guardian share equally in the profits of the joint venture, subject to certain terms of the joint venture arrangement related to expenses. The Guardian is a mutual insurer (owned by its policy owners) which offers financial products and services, including individual life and disability income insurance, employee benefits, pensions and 401(k) products. The Guardian is headquartered in New York and has almost 2,400 financial representatives in 119 general agencies.

    The Company believes its Connecticut HMO and PPO operations make it the largest HMO managed care provider in terms of membership and the largest in terms of size of provider network in the state of Connecticut. The Company's commercial HMO membership in Connecticut was 361,886 as of December 31, 2000 (including 58,297 members under The Guardian arrangement), an increase of approximately 7% since the end of 1999. The Company's Medicare membership in Connecticut was 24,461 as of December 31, 2000, which represented a decrease of approximately 10% during 2000, and the Company's Medicaid membership in Connecticut was 80,310 as of December 31, 2000, which represented an increase of approximately 8% during 2000. The decrease in Medicare membership was due, in part, to the Company's pricing discipline and its focus on profitable accounts.

    The Company believes its Florida HMO and PPO operations make it the eighth largest HMO managed care provider in terms of membership and third largest HMO in terms of size of provider network in the state of Florida. The Company's commercial HMO membership in Florida was 96,302 as of December 31, 2000, which represented an increase of approximately 9% during 2000. The Company's Medicare membership in Florida was 46,075 as of December 31, 2000, which represented an increase of approximately 59% during 2000. The Company's Medicaid membership in Florida was 24,108 as of December 31, 2000, which represented an increase of approximately 32% in 2000. In January, 2001, the Company entered into a definitive agreement to sell its Florida operations, which sale is subject to certain regulatory approvals and other customary closing conditions. See "Divestitures."

    The Company believes its New Jersey HMO and PPO operations make it the third largest HMO managed care provider in terms of membership and the third largest in terms of size of provider network in the state of New Jersey. The Company's commercial HMO membership in New Jersey was

205,394 as of December 31, 2000 (including 86,689 members under The Guardian arrangement), a decrease of approximately 5% since the end of 1999. The Company did not have any Medicare membership in New Jersey as of December 31, 2000. The Company had 1,897 Medicare members in New Jersey as of December 31, 1999. The Company's Medicaid membership in New Jersey was 26,250 as of December 31, 2000, which represented an increase of approximately 2% during 2000. The decreases in commercial HMO and Medicare membership were due, in part, to the Company's pricing discipline and its focus on profitable accounts.

    In New York, the Company had 257,167 commercial HMO members as of December 31, 2000, which represented an increase of approximately 13% during 2000. Such membership included 108,748 members under The Guardian arrangement. The Company believes its New York HMO and PPO operations make it the third largest HMO managed care provider in terms of membership and the third largest in terms of size of provider network in the state of New York. The Company's Medicare membership in New York was 6,005 as of December 31, 2000. The Company did not have any Medicare membership in New York at the end of 1999.

    The Company's commercial HMO membership in eastern Pennsylvania was 44,944 as of December 31, 2000, which represented an increase of approximately 8% during 2000. The Company's Medicare membership in eastern Pennsylvania was 11,415 as of December 31, 2000, which represented a decrease of approximately 15% during 2000. The decrease in Medicare membership was due, in part, to the Company's pricing discipline and its focus on profitable accounts. During 2000, the Company decided to exit the Ohio, West Virginia and Western Pennsylvania markets. As of February, 2001, the Company no longer had any members in such markets.

    MEDICARE.  The Company's Medicare+ Choice plans in the Eastern and Western Divisions as of December 31, 2000 had a combined membership of approximately 271,807, compared to 265,751 as of December 31, 1999. The Company offers its Medicare+ Choice products directly to individuals and to employer groups. To enroll in a Company Medicare+ Choice plan, covered persons must be eligible for Medicare. Health care services normally covered by Medicare are provided or arranged by the Company, in conjunction with a broad range of preventive health care services. The federal Health Care Financing Administration ("HCFA") pays the Company a monthly amount for each enrolled member based, in part, upon the "Adjusted Average Per Capita Cost," as determined by HCFA's analysis of fee-for-service costs related to beneficiary demographics. Depending on plan design and other factors, the Company may charge a monthly premium.

    The Company's California Medicare+ Choice product, Seniority Plus, was licensed and certified to operate in 20 California counties as of December 31, 2000. The Company's other HMOs are licensed and certified to offer Medicare+ Choice plans in 11 counties in Pennsylvania, 5 counties in Connecticut, 6 counties in Arizona, 3 counties in Florida and 7 counties in New York. The Company withdrew from certain Medicare counties in 2000 due, in part, to the fact that government reimbursement payments for such counties had been increasing at a much lower level than costs of care.

    MEDICAID PRODUCTS.  As of December 31, 2000, the Company had an aggregate of approximately 666,377 Medicaid members, principally in California. To enroll in these Medicaid products, an individual must be eligible for Medicaid benefits under the appropriate state regulatory requirements. The respective HMOs offer, in addition to standard Medicaid coverage, certain additional services including dental and vision benefits. The applicable state agency pays the Company's HMOs a monthly fee for each Medicaid member enrolled on a percentage of fee-for-service costs. As of December 31, 2000, the Company had Medicaid members and operations in California, Connecticut, Florida and New Jersey.

    ADMINISTRATIVE SERVICES ONLY ("ASO") BUSINESS.  The Company also provides third-party administrative services to large employer groups in Arizona, Connecticut, New Jersey, New York and Pennsylvania. Under these arrangements, the Company provides claims processing, customer service, medical management and other administrative services without assuming the risk for medical costs. The Company is generally compensated for these services on a fixed per member per month basis. As of December 31, 2000, the Company serviced 82,957 members through its ASO business.

    INDEMNITY INSURANCE PRODUCTS.  The Company offers insured PPO, POS and indemnity products as "stand-alone" products and as part of multiple option products in various markets. These products are offered by the Company's health and life insurance subsidiaries which are licensed to sell insurance in 35 states and the District of Columbia. Through these subsidiaries, the Company also offers HMO members certain auxiliary non-health products such as group life and accidental death and disability insurance.

    The Company's health and life insurance products are provided throughout most of the Company's service areas. The following table contains certain information relating to such health and life insurance companies' insured PPO, POS, indemnity and group life products as of December 31, 2000:

	WESTERN DIVISION(a)	EASTERN DIVISION
Insured PPO Members	65,472	11,507
Point of Service Members	267,786	257,035	(b)
Indemnity Members	10,032	152
Group Life Members	9,426	—

(a)
Includes members in states covered by the Company's former Central Division.
(b)
Includes 253,734 members under the Company's arrangement with The Guardian described elsewhere in this Annual Report on Form 10-K.

GOVERNMENT CONTRACTS DIVISION

    TRICARE.  The Company's wholly-owned subsidiary, Health Net Federal Services, Inc. ("Federal Services") (formerly known as Foundation Health Federal Services, Inc.), administers large, multi-year managed care federal contracts with the United States Department of Defense ("DoD").

    Federal Services currently administers health care contracts for DoD's TRICARE program covering approximately 1.5 million eligible individuals under TRICARE. Through the federal government's TRICARE program, Federal Services provides TRICARE-eligible beneficiaries with improved access to care, lower out-of-pocket expenses and fewer claims forms. Federal Services currently administers three TRICARE contracts for five regions that cover the following states:

  •
  Region 11: Washington, Oregon and part of Idaho
  •
  Region 6: Arkansas, Oklahoma, most of Texas, and most of Louisiana
  •
  Regions 9, 10 and 12: California, Hawaii, Alaska and part of Arizona

    During 2000, enrollment of TRICARE beneficiaries in the HMO option (called "TRICARE Prime") of the TRICARE program for the Region 11 contract increased by 3% to 139,825 while the total estimated number of eligible beneficiaries, based on DoD data, decreased by 2% to 243,266. During 2000, enrollment of TRICARE beneficiaries in TRICARE Prime for the Region 6 contract increased by 5% to 382,680 while the total estimated number of eligible beneficiaries, based on DoD data, decreased by less than 1% to 611,948. During 2000, enrollment of TRICARE beneficiaries in TRICARE Prime for the Regions 9, 10 and 12 contract increased by 8% to 378,945 while the total estimated number of eligible beneficiaries, based on DoD data and excluding Alaska, decreased by 4% to 608,105. DoD estimated numbers of eligible beneficiaries are subject to revision when actual numbers become available.

    Under the TRICARE contracts, Federal Services shares health care cost risk with DoD for both gains and losses. Federal Services subcontracts to affiliated and unrelated third parties for the administration and health care risk of parts of these contracts. If all option periods are exercised by DoD and no further extensions of the performance period are made, health care delivery ends on October 31, 2002 for the Region 6 contract, on March 31, 2003 for the Regions 9, 10 and 12 contract, and February 28, 2002 for the Region 11 contract. The DoD Authorization Act for government fiscal year 2001 authorized DoD to extend the term of the current TRICARE contracts for an additional two years. Federal Services and DoD have not discussed the modifications to the contracts for the additional two-year extension. However, if the additional two-year extension is added to the three contracts and all option periods are exercised, the period of health care delivery would extend to February 29, 2004 for the Region 11 contract, October 31, 2004 for the Region 6 contract and March 31, 2005 for the Regions 9, 10 and 12 contract. Federal Services also expects to compete for the rebid of those contracts.

    In September, 2000, Federal Services and DoD agreed to settle Federal Services' litigation of the award of the TRICARE contract for Regions 2 and 5 to a competitor of Federal Services, the claim of Federal Services' for bid and proposal costs under the procurement for Regions 2 and 5, and the administrative close-out of the completed contract for New Orleans and Base Realignment and Closure (BRAC) sites.

    In December, 2000, Federal Services and DoD agreed to a settlement of approximately $389 million for outstanding receivables related to Federal Services' three current contracts for DoD's TRICARE program and for the completed contract for the CHAMPUS (Civilian Health and Medical Program of the Uniformed Services) Reform Initiative. Approximately $60 million of the settlement amount was received in December, 2000. Federal Services received the remainder of the settlement in January, 2001. The settlement amounts will be used, among other things, to pay vendors, providers and amounts owed back to the government, and will be applied to the continuing operating needs of the three TRICARE contracts. The settlement agreement also provides for additional payments during 2001 and 2002 for costs that have not yet been incurred.

    VETERANS AFFAIRS.  During 2000, Federal Services administered 12 contracts with the U.S. Department of Veterans Affairs to manage Community Based Outpatient Clinics in 6 states. Federal services also manages 28 contracts with the U.S. Department of Veterans Affairs for claims re-pricing services.

SPECIALTY SERVICES DIVISION

    The Company's Specialty Services Division offers behavioral health, dental, vision and pharmacy benefit management products and services as well as managed care products related to bill review, administration and cost containment for hospitals, health plans and other entities.

    DENTAL AND VISION.  Through DentiCare of California, Inc. ("DentiCare"), the Company operates a dental HMO in California and Hawaii and performs dental administrative services for an affiliate company in California, serving in the aggregate approximately 487,000 enrollees as of December 31, 2000. This enrollment includes 109,006 enrollees who are beneficiaries under Medicaid dental programs, of which 30,780 enrollees are beneficiaries of Hawaii's Medicaid program. DentiCare is also a participant in California's Healthy Families Program, serving 72,063 members. Acquired by the Company in 1991, DentiCare has grown from total revenues in 1992 of $24 million to approximately $49 million for the year ended December 31, 2000.

    Operating on administrative and information system platforms in common with DentiCare is Foundation Health Vision Services, Inc., d.b.a. AVP Vision Services ("AVP"). AVP operates in California and Arizona and provides at-risk and administrative services under various programs that result in the delivery of vision benefits to over 583,000 enrollees. Total revenues from AVP operations for the year ended December 31, 2000 were approximately $9 million. Since its acquisition by the Company in 1992, AVP has grown from 30,000 covered enrollees to approximately 318,000 enrollees in full-risk products and 265,000 enrollees covered under administrative services contracts as of December 31, 2000.

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

    BEHAVIORAL HEALTH.  The Company provides behavioral health services through a subsidiary, Managed Health Network, Inc., and subsidiaries of Managed Health Network, Inc. (collectively "MHN"). MHN holds a license in California under the Knox-Keene Act as a Specialized Health Care Service Plan. MHN offers behavioral health, substance abuse and employee assistance programs ("EAPs") on an insured and self-funded basis to employers, governmental entities and other payors in various states.

    MHN provides managed behavioral health programs to employers, governmental agencies and public entitlement programs, such as TRICARE and Medicare. Employer group sizes range from Fortune 100 to mid-sized companies with 200 employees. MHN's strategy is to extend its market share in the Fortune 500, health plan and TRICARE markets through a combination of direct, consultant/broker and affiliate sales. MHN intends to achieve additional market share through broadening its employer products, including using the Internet as a distribution channel, pursuing upcoming TRICARE procurement opportunities with Federal Services and continuing carve-out product sales, funded on either a risk or administrative-services-only ("ASO") basis.

    MHN's products and services were being provided to over 9.4 million individuals as of December 31, 2000, with approximately 3.0 million individuals under risk-based programs, approximately 2.5 million individuals under self-funded programs and approximately 3.9 million individuals under EAP programs.

    In 2000, these products and services generated revenues of approximately $270 million, of which approximately $200 million derived from risk-based programs, including approximately $99 million from TRICARE, approximately $23 million derived from ASO programs and approximately $44 million derived from employee assistance programs.

    MHN has approximately 1,300 full-time equivalent employees serving approximately 2,100 employer groups on a stand alone basis plus approximately 34,000 groups through Company affiliates, primarily in California and the Northeast.

    Headquartered in San Rafael, California, MHN has nationwide operations with full-service clinical intake offices in Los Angeles, New York, Dallas, Milwaukee, Las Vegas and Huntington Beach, California.

    WORKERS' COMPENSATION ADMINISTRATIVE SERVICES.  The Company's subsidiaries organized under Employer & Occupational Services Group, Inc. ("EOS") provide a full range of workers' compensation administrative services to insurers, self-funded employers, third-party claims administrators and public agencies. These services include injury reporting and provider referral, automated bill review and PPO network access, field and telephonic case management, direction of care and practice management, claim/benefit administration, claim investigation and adjudication, litigation management and employer personnel services. EOS has regional offices in California, Connecticut, Florida, Illinois, Kansas, North Carolina, Oregon and Texas. During 2000, EOS' Managed Care Services unit provided services on more than $1.3 billion of billed charges for medical care for covered beneficiaries of its customers. The unit processed over 2.5 million bills from providers and hospitals located in 50 states and handled nearly 95,000 intake calls resulting in the processing of over 63,000 injury reports and 57,000 medical care cases referred for case management services and/or utilization review services. EOS' Claims Administration Services unit handled more than 31,000 claims, with aggregate benefit payments by its payor customers in excess of $34 million. Also, EOS' Employment Services unit, a temporary staffing and direct placement service for managed care, workers' compensation and information technology specialists, placed 851 temporary assignments and had 4,600 personnel available for assignment in 14 states. For the year 2000, EOS' Managed Care Services, Claims Administration Services and Employment Services units generated revenues of approximately $75 million, $19 million and $9 million, respectively.

    PHARMACY BENEFIT MANAGEMENT.  Pharmacy benefits are managed through a variety of clinical, technological and contractual tools. The Company seeks to provide safe, effective medications that are affordable to its members. The Company outsources certain capital intensive functions of pharmacy benefit management, such as claim processing. However, the Company continues to actively utilize all other pharmacy management tools available. Some of the tools used are as follows:

  •
  Pharmacy Benefit Design—the Company has designed and sells three-tier pharmacy products that allow consumer choice while encouraging member financial participation.
  •
  Clinical programs that improve safety, efficacy and member compliance with prescribed medical treatment.
  •
  Retail and manufacturer contracts that lower the net cost.
  •
  Technological tools that automate claim adjudication and payment; technology also plays a key role in preventing members from receiving drugs that may harmfully interact with other medications being taken.

    HEALTH SERVICES INFORMATION.  Health Benchmarks, Inc. ("HBI"), formerly the Company's Quality Initiatives Division, was incorporated in 1999 as a wholly-owned subsidiary of the Company. HBI is a health services information company which provides services to the managed care sector, employers and the pharmaceutical industry. These services include data management (data warehouse tools) and data analysis, pharmacoeconomic analysis, Phase III and IV clinical trial support, and disease management programs and services that support National Committee for Quality Assurance ("NCQA") and Health Plan Employer Data and Information Set ("HEDIS") initiatives. HBI assists decision-makers in allocating health resources cost-effectively through evidence-based programs. HBI also supports certain quality assessment activities of the Company's health plans. In addition, HBI designs, implements and administers performance-based contracting programs for hospitals and physicians on behalf of managed care companies. In 2000, HBI generated approximately $8 million in revenues.

BUSINESS TRANSFORMATION AND INNOVATION SERVICES DIVISION

    The Company's Business Transformation and Innovation Services Division oversees all aspects of the Company's information technology operations and business process redesign efforts, seeking to make the Company's operational processes as efficient as possible through the use of enabling technology, such as the Internet. The Company believes that the Internet and related new technologies will fundamentally change managed care organizations. The Business Transformation and Innovation Services Division focuses on the strategic direction of the Company in light of the Internet and related technologies and pursues opportunities consistent with such direction. Currently, the Division is developing collaborative approaches with business partners to transform their existing assets and expertise into new e-business opportunities. The Company believes that net-enabled connectivity among purchasers, consumers, managed care organizations, providers and other trading partners is a prerequisite to creating and capturing e-business opportunities. The Company is developing business concepts to take advantage of those market opportunities that provide value to consumers, purchasers of benefits and the providers of medical and health care services.

    INNOVATION SERVICES.  The Business Transformation and Innovation Services Division includes the Company's New Ventures Group, which develops technological tools to stream-line health care processes, empower consumers and reduce administrative burdens for members, beneficiaries, physicians, hospitals and employers. In this connection, the Company has undertaken, among other things, the following initiatives:

    Questium.  In 2000, the Company's subsidiary, Questium, Inc. ("Questium"), launched the website www.questium.com which is a health care consumer website that links health plan members directly with their personal health benefit information. The Questium website allows health plan members to customize their own web page and gain access to information and services such as customized health news and updates, and individual health coverage information, such as co-payment levels and out-of-pocket maximums. In the first half of 2001, Questium believes that health plan members will be able use the Questium website to refill mail order prescriptions online and view individual medical histories from health plan records. As of the date hereof, the Questium website offers, among other things, access to general consumer information, such as a health encyclopedia, alternative care and clinical trial information, and online health evaluation tools, such as a health risk calculator and weight-loss guide.

    A second phase, Questium 2.0, will offer employees and their dependents access, from either a PC at home or through their office desktop, to an integrated package of health/fitness, emotional health, work/life, personal growth and employee development services. The Company expects to add these services to its Questium consumer portal offering by partnering with industry leaders. These services are expected to become available in summer, 2001.

    Provider/Payor Connectivity.  Provider/payor connectivity solutions will enable health care providers and health care payors, including delegated medical groups, to electronically exchange administrative, financial and clinical information. The Company began the MedUnite initiative in 1999 to develop a provider/payor connectivity solution. MedUnite has subsequently come to include six other nationally prominent health plans. MedUnite operates as its own enterprise in which the Company retains an approximately 15% ownership interest. MedUnite is scheduled to begin pilot operations in California and the East Coast in March, 2001. The Company, through its subsidiary, Physicians Health Services, Inc., is also employing another provider/payor connectivity solution in the Northeast. This solution is supported by NaviMedix, Inc. and currently has more than 5,000 physicians using Internet-based services in the tri-state area of Connecticut, New York and New Jersey.

    Online Enrollment and Billing.  Online enrollment and billing initiatives are nearing completion for the Company's commercial health plan and TRICARE lines of business. These initiatives permit health plan members/beneficiaries to enroll in health coverage, pay applicable fees, and select a primary care physician using the Internet. Additionally, the Company's member services and enrollment employees will perform enrollment and billing activities through the Internet using these innovative solutions. Both enrollment and billing initiatives are scheduled to begin pilot operations in April, 2001.

    MANAGEMENT INFORMATION SYSTEMS.  Effective information technology systems are critical to the Company's operations. The Company's information technology systems include several computer systems, each utilizing a combination of packaged and customized software and a network of online terminals. The information technology systems gather and store data on the Company's members and physician and hospital providers. The systems contain all of the Company's necessary membership and claims-processing capabilities as well as marketing and medical utilization programs. These systems provide the Company with an integrated system of billing, reporting, member services and claims processing, and the ability to examine member encounter information for the optimization of clinical outcomes. In this connection, as set forth above, the Company is in the process of developing and implementing online enrollment and billing solutions for the Company's health plan and TRICARE operations, which the Company believes will simplify and expedite administrative functions.

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

    The following table sets forth the number of primary care and specialist physicians with whom the Company's HMOs (and certain of such HMOs' PPGs) were contracted as of December 31, 2000 in each of the Company's Health Plan Divisions:

	WESTERN DIVISION	EASTERN DIVISION
Primary Care Physicians	29,808	20,815
Specialist Physicians	65,889	43,237

Total	95,697	64,052

    PPG and physician contracts are generally for a period of at least one year and are automatically renewable unless terminated, with certain requirements for maintenance of good professional standing and compliance with the Company's quality, utilization and administrative procedures. In California, PPGs generally receive a monthly "capitation" fee for every member served. The capitation fee represents payment in full for all medical and ancillary services specified in the provider agreements. The non-physician component of all hospital services is covered by a combination of capitation and/or per diem charges. In such capitated arrangements, in cases where the capitated provider cannot provide the health care services needed, such providers generally contract with specialists and other ancillary service providers to furnish the requisite services pursuant to capitation agreements or negotiated fee schedules with specialists. Many of the Company's HMOs outside California reimburse physicians according to a discounted fee-for-service schedule, although several HMOs have capitation arrangements with certain providers and provider groups in their market areas.

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

    To limit possible abuse in utilization of hospital services in non-emergency situations, in most of the Company's health plans a certification process for certain medical conditions precedes the inpatient admission of each member, followed by continuing review during the member's hospital stay. In addition to reviewing the appropriateness of hospital admissions and continued hospital stay, the Company plays an active role in evaluating alternative means of providing care to members and encourages the use of outpatient care, when appropriate, to reduce the cost that would otherwise be associated with an inpatient admission.

    QUALITY ASSESSMENT.  Quality assessment is a continuing priority for the Company. Most of the Company's health plans have a quality assessment plan administered by a committee comprised of medical directors and primary care and specialist physicians. The committees' responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and community standards, and the collection of data relating to results of treatment. All of the Company's health plans also have a subscriber grievance procedure and/or a member satisfaction program designed to respond promptly to member grievances. Aspects of such member services programs take place both within the PPGs and within the Company's health plans.

DIVESTITURES

    FLORIDA OPERATIONS.  In January, 2001, the Company entered into a definitive agreement to sell its Florida health plan for $48 million, consisting of $23 million in cash and $25 million in a secured five-year note bearing 8% interest. Although the Company has entered into a definitive agreement for the sale, consummation of the sale is subject to various conditions and certain regulatory approvals. The Company anticipates closing the sale in the second quarter of 2001. The Company also agreed to sell the corporate facility building used by its Florida health plan under defined terms which require the Company to finance the sale over five years.

    OHIO, WEST VIRGINIA AND WESTERN PENNSYLVANIA OPERATIONS.  In 2000, the Company decided to exit the Ohio, West Virginia and Western Pennsylvania markets in which it operated. In this connection, the Company provided notice of intention to withdraw from such service areas to the appropriate regulators. As of February, 2001, the Company no longer had any members in such markets. Upon completion of its withdrawal efforts, the Company intends to dissolve its subsidiaries operating in such markets and to recover any remaining capital.

    COLORADO OPERATIONS.  In November, 1999, the Company commenced the transition of its membership in Colorado to PacifiCare of Colorado, Inc. ("PacifiCare-CO") pursuant to a definitive agreement with PacifiCare-CO. Pursuant to the definitive agreement, PacifiCare-CO offered replacement coverage to substantially all of the Company's Colorado HMO membership and PacifiCare Life Assurance Company issued replacement indemnity coverage to substantially all of the Company's Colorado POS membership. The transition of membership in Colorado was completed in the second quarter of 2000.

    WASHINGTON OPERATIONS.  In December, 1999, the Company sold the capital stock of QualMed Washington Health Plan, Inc., the Company's HMO subsidiary in the state of Washington ("QM-Washington"), to American Family Care Inc. ("AFC"). AFC assumed control of the health-plan license and acquired the Medicaid and Basic Health Plan membership of QM-Washington. The commercial HMO membership of QM-Washington was transitioned to PacifiCare of Washington, Inc. ("PacifiCare-WA"), Premera Blue Cross and Blue Cross of Idaho pursuant to definitive agreements with such companies. As part of such agreements, PacifiCare-WA offered replacement coverage to QM-Washington's HMO and POS groups in western Washington, Premera Blue Cross offered replacement coverage to substantially all of QM-Washington's HMO and POS group membership in eastern Washington and Blue Cross of Idaho offered replacement coverage for certain members who reside in Idaho. The transition of membership in Washington and Idaho was completed in the second quarter of 2000.

13

    CERTAIN OTHER OPERATIONS.  The Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and is reviewing from a strategic standpoint which of such businesses or operations should be divested.

ADDITIONAL INFORMATION CONCERNING THE COMPANY'S BUSINESS

    MARKETING AND SALES.  Marketing for group Health Plan business is a three-step process in which the Company, first, markets to potential employer groups and group insurance brokers; second, provides information directly to employees once the employer has selected Company health coverage; and third, engages members and employers in marketing for member and group retention. Although the Company markets its programs and services primarily through independent brokers, agents and consultants, the Company uses its limited internal sales staff to serve certain large employer groups. Once selected by an employer, the Company solicits enrollees from the employee base directly. During "open enrollment" periods when employees are permitted to change health care programs, the Company uses direct mail, work day and health fair presentations, telemarketing, outdoor print and radio advertisements to attract new enrollees. The Company's sales efforts are supported by its marketing division, which includes product research development, multicultural marketing, advertising and communications, and member education and retention programs.

    Premiums for each employer group are generally contracted for on a yearly basis, payable monthly. Numerous factors are considered by the Company in setting its monthly premiums, including employer group needs and anticipated health care utilization rates as forecasted by the Company's management based on the demographic composition of, and the Company's prior experience in, its service areas. Premiums are also affected by applicable regulations that prohibit experience rating of group accounts (i.e., setting the premium for the group based on its past use of health care services) and by state regulations governing the manner in which premiums are structured.

    The Company believes that the importance of the ultimate health care consumer (or member) in the health care product purchasing process is likely to increase in the future, particularly in light of advances in technology and online resources. Accordingly, the Company intends to focus its marketing strategies on the development of distinct brand identities and innovative product service offerings that will appeal to potential Health Plan members.

    COMPETITION.  HMOs operate in a highly competitive environment in an industry currently subject to significant changes from business consolidations, new strategic alliances, legislative reform and market pressures brought about by a better informed and better organized customer base. The Company's HMOs face substantial competition from for-profit and nonprofit HMOs, PPOs, self-funded plans (including self-insured employers and union trust funds), Blue Cross/Blue Shield plans, and traditional indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than the Company. The Company believes that the principal competitive features affecting its ability to retain and increase membership include the range and prices of benefit plans offered, provider network, quality of service, responsiveness to user demands, financial stability, comprehensiveness of coverage, diversity of product offerings, and market presence and reputation. The relative importance of each of these features and key competitors varies by market. The Company believes that it competes effectively with respect to all of these factors.

    Kaiser Foundation Health Plan ("Kaiser") is the largest HMO in California and is a competitor of the Company in the California HMO industry. In addition to Kaiser, the Company's other HMO competitors include PacifiCare of California, California Care (Blue Cross) and Blue Shield. There are also a number of other types of competitors including self-directed plans, traditional indemnity insurance plans, and other managed care plans. Despite the concentration of membership in the large health plans, the environment in the state is also impacted by small, regional-based HMOs, whose combined membership the Company believes constitutes approximately 20-25% of the market. In addition, the Company competes in California against a variety of PPOs.

    The Company's largest competitor in Arizona is United Healthcare. The Company's Arizona HMO also competes with CIGNA, PacifiCare, Aetna and Blue Cross/Blue Shield. The Company's Oregon HMO competes primarily against other HMOs including Kaiser, PacifiCare of Oregon, Providence, Blue Cross, Lifewise and Blue Shield Regions, and with various PPOs.

    The Company's HMOs in Connecticut compete for business with commercial insurance carriers, Anthem Connecticut, Aetna/U.S. Healthcare, Connecticare and more than eight other HMOs. The Company's main competitors in Pennsylvania, New York and New Jersey are Aetna/U.S. Healthcare, Empire Blue Cross, Oxford Health Plans, United Healthcare, Horizon Blue Cross and Keystone Health Plan East. The Company's HMO operations in Florida compete for business with Humana Medical Plan, United Healthcare, Health Options and Prudential HealthCare, among others. In January, 2001, the Company entered into a definitive agreement for the sale of its Florida health plan. See "Divestitures."

    In 2000, the Company decided to exit the Ohio, West Virginia and Western Pennsylvania markets in which it operated and provided notice of intention to withdraw from such service areas to the appropriate regulators. The Company ceased having active membership in such markets as of February, 2001.

    GOVERNMENT REGULATION.  The Company believes it is in compliance in all material respects with all current state and federal regulatory requirements applicable to the business being conducted by its subsidiaries. Certain of these requirements are discussed below.

    California HMO Regulations.  California HMOs such as Health Net of California, Inc. ("HN California") and certain of the Company's specialty plans are subject to California state regulation, principally by the Department of Managed Health Care ("DMHC") under the Knox-Keene Act. Among the areas regulated by the Knox-Keene Act are: (i) adequacy of administrative operations, (ii) the scope of benefits required to be made available to members, (iii) manner in which premiums are structured, (iv) procedures for review of quality assurance, (v) enrollment requirements, (vi) composition of policy making bodies to assure that plan members have access to representation, (vii) procedures for resolving grievances, (viii) the interrelationship between HMOs and their health care providers, (ix) adequacy and accessibility of the network of health care providers, (x) provider contracts, and (xi) initial and continuing financial viability of the HMO and its risk-bearing providers. Any material modifications to the organization or operations of HN California are subject to prior review and approval by the DMHC. This approval process can be lengthy and there is no certainty of approval. Other significant changes require filing with the DMHC, which may then comment and require changes. In addition, under the Knox-Keene Act, HN California and certain other Company subsidiaries must file periodic reports with, and are subject to periodic review and investigation by, the DMHC. Non-compliance with the Knox-Keene Act may result in an enforcement action, fines and penalties, and in egregious cases, limitations on or revocation of the Knox-Keene license.

    Federal HMO Regulations.  Under the Federal Health Maintenance Organization Act of 1973 (the "HMO Act"), services to members must be provided substantially on a fixed, prepaid basis without regard to the actual degree of utilization of services. Premiums established by an HMO may vary from account to account through composite rate factors and special treatment of certain broad classes of members, and through prospective (but not retrospective) rating adjustments. Several of the Company's HMOs are federally qualified in certain parts of their respective service areas under the HMO Act and are therefore subject to the requirements of such act to the extent federally qualified products are offered and sold.

    Additionally, there are a number of recently enacted federal laws that further regulate managed health care. Such legislation includes the Balanced Budget Act of 1997 and the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The purposes of HIPAA are to (i) limit pre-existing condition exclusions applicable to individuals changing jobs or moving to individual coverage, (ii) guarantee the availability of health insurance for employees in the small group market, (iii) prevent the exclusion of individuals from coverage under group plans based on health status and (iv) establish national standards for the electronic exchange of health information. In December, 2000, the Department of Health and Human Services ("DHHS") promulgated certain regulations under HIPAA related to the privacy of individually identifiable health information, referred to as protected health information or "PHI". The new regulations require health plans, clearinghouses and providers to (a) comply with various requirements and restrictions related to the use, storage and disclosure of PHI, (b) adopt rigorous internal procedures to protect PHI and (c) enter into specific written agreements with business associates to whom PHI is disclosed. The regulations establish significant criminal penalties and civil sanctions for non-compliance. In addition, the regulations could expose the Company to additional liability for, among other things, violations by its business associates. In February, 2001, the DHHS stated that the regulations in their current form would require compliance by April, 2003. The Company believes that the costs required to comply with the regulations will be significant and may have a material adverse impact on the Company's business or results of operations.

    The Company's Medicare contracts are subject to regulation by HCFA. HCFA has the right to audit HMOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with HCFA's contracts and regulations. The Company's Medicaid business is also subject to regulation by HCFA, as well as state agencies.

    Other HMO Regulations.  In each state in which the Company does business, HMOs must meet numerous state licensing criteria and secure the approval of state licensing authorities before implementing certain operational changes, including the development of new product offerings and, in some states, the expansion of service areas. To remain licensed, each HMO must continue to comply with state laws and regulations and may from time to time be required to change services, procedures or other aspects of its operations to comply with changes in applicable laws and regulations. In addition, HMOs must file periodic reports with, and their operations are subject to periodic examination by, state licensing authorities. HMOs are required by state law to meet certain minimum capital and deposit and/or reserve requirements in each state and may be restricted from paying dividends to their parent corporations under certain circumstances. Several states have increased minimum capital requirements, pursuant to proposals by the National Association of Insurance Commissioners to institute risk-based capital requirements. Regulations in these and other states may be changed in the future to further increase equity requirements. Such increases could require the Company to contribute additional capital to its HMOs. Any adverse change in governmental regulation or in the regulatory climate in any state could materially impact the HMOs operating in that state. The HMO Act and state laws place various restrictions on the ability of HMOs to price their products freely. The Company must comply with certain provisions of state insurance and similar laws, including regulations governing the Company's ability to seek ownership interests in new HMOs, PPOs and insurance companies, or otherwise expand its geographic markets or diversify its product lines.

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

    PENDING FEDERAL AND STATE LEGISLATION.  There are a number of initiatives and regulations currently pending at the federal and state level which could increase regulation of the health care industry. Such legislation includes "managed care reform," "patients' bill of rights" and certain other initiatives which, if enacted, could have significant adverse effects on the Company's operations. See "Item 4—Cautionary Statements—Federal and State Legislation." For example, one version of the proposed "patients' bill of rights" would allow a subscriber to hold an employer liable for damages alleged under subscriber's health plan. If enacted, such initiative could significantly impact employer choices in health plan coverage. The Company cannot predict the outcome of any of the pending legislative or regulatory proposals, nor the extent to which the Company may be affected by the enactment of any such legislation or regulation.

    ACCREDITATION.  The Company pursues accreditation for certain of its health plans from the National Committee for Quality Assurance and the Joint Committee on Accreditation of Healthcare Organizations ("JCAHO"). NCQA and JCAHO are independent, non-profit organizations that review and accredit HMOs. HMOs that comply with review requirements and quality standards receive accreditation. The Company's HMO subsidiaries in the following states have received NCQA accreditation: Florida and Arizona (certain product lines). Certain of the Company's other Health Plan subsidiaries are in the process of applying for NCQA or JCAHO accreditation.

SERVICE MARKS

    The Company's service marks and/or trademarks include, among others: THE ACUTE CARE ALTERNATIVE®, Alliance 2000sm, Alliance 1000sm, Asthmawisesm, AVPsm, AVP Vision Planssm, BabyWellsm, BEING WELL®, CARECAID®, CMP®, COMBINED CARE®, COMBINED CARE PLUSsm, COMMUNITY MEDICAL PLAN, INC. and design®, A CURE FOR THE COMMON HMO®, Feetbeat Worksite Walking Programsm, FIRM SOLUTIONS®, FLEX ADVANTAGE®, FLEX NETsm, FOUNDATION HEALTH and design®, FOUNDATION HEALTH GOLD®, Foundation Health Systemssm, HANK®, HANK and design®, HEALTH NET®, Health Net ACCESSsm, Health Net Comp.24sm, Health Net ELECTsm, Health Net INSIGHTsm, Health Net OPTIONSsm, Health Net SELECTsm, Health Net Seniority Plussm, Health Smart and designsm, Healthworks (stylized)sm, Heart & Soulsm, IMET and design®, Indian design®, INDIVIDUAL PREFERRED PPO®, InterCaresm, InterCompsm, InterFlexsm, Inter Mountain Employers Trustsm, InterPlussm, LIFE WITH DIGNITY AND HOPE®, MAKING QUALITY HEALTH CARE AFFORDABLE®, M.D. Health Plan Personal Medical Managementsm, On the Road to Good Healthsm, PHYSICIANS HEALTH SERVICES®, QUALASSIST®, QUALADMIT®, QUALCARE®, QUALCARE PREFERRED®, QUAL-MED®, QUALMEDsm, QUALMED HEALTH & LIFE INSURANCE COMPANY®, QUALMED PLANS FOR HEALTH®, Rapid Accesssm, SENIOR SECURITY®, SENIOR VALUE®, Someone at Your Sidesm, Sun/Mountain design®, The Final Piece of the Healthcare Puzzlesm, VitalLinesm, VITALTEAM®, WELL MANAGED CARE RIGHT FROM THE START®, WELL REWARDS®, Well Womansm, Wise Choicesm, WORKING WELL TOGETHER®, and Your Partner in Healthy Livingsm, and certain designs related to the foregoing.

    The Company utilizes these and other marks in connection with the marketing and identification of products and services. The Company believes such marks are valuable and material to its marketing efforts.

EMPLOYEES

    The Company currently employs approximately 11,000 employees, excluding temporary employees. Such employees perform a variety of functions, including administrative services for employers,

providers and members, negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers, handling claims for payment of hospital and other services, and providing data processing services. The Company's employees are not unionized and the Company has not experienced any work stoppage since its organization. The Company considers its relations with its employees to be very good.

ITEM 2. PROPERTIES

    The Company leases office space for its principal executive offices in Woodland Hills, California and its offices in Rancho Cordova, California.

    The Woodland Hills facility, with approximately 425,000 square feet, is leased pursuant to two leases. The aggregate rent for the two leases for 2000 was approximately $11.8 million. The Company's principal executive offices are located in the Woodland Hills facility, as are much of the Company's California HMO operations. The lease for the California HMO operations, covering approximately 310,000 square feet, expires on December 31, 2001. The Company will relocate its California HMO operations to a new facility in Woodland Hills pursuant to a recently executed ten-year lease for approximately 290,000 square feet. During the first six years of the lease for the new facility, the Company can reduce the amount of leased square footage by up to a maximum of 32%, by paying certain unamortized costs of improvements and commissions. The separate lease for the Company's executive offices expires December 31, 2004, and contains a renewal option.

    The Company and its subsidiaries also lease an aggregate of approximately 410,000 square feet of office space in Rancho Cordova, California. The Company's aggregate rent obligations under these leases were approximately $6.4 million in 2000. These leases expire at various dates through January, 2003. The Rancho Cordova facilities house certain Government Contracts, Specialty Services and California HMO operations.

    The Company also leases a total of approximately 250,000 square feet of office space in Irvine, California and San Rafael, California for certain Specialty Services operations. In addition to the Company's office space referenced above, the Company and its subsidiaries lease approximately 130 sites in 23 states, comprising roughly 1.5 million square feet of space.

    In addition, the Company owns facilities comprising, in the aggregate, approximately 1.1 million square feet of space. These facilities include headquarters for the Company's health plan subsidiaries in Arizona, Connecticut and Florida, as well as a data processing facility in Rancho Cordova, California. The Company is currently considering the sale of certain care centers in California and Arizona and unoccupied office buildings in Colorado and California.

    Management believes that its ownership and rental costs are consistent with those available for similar space in the applicable local area. The Company's properties are well maintained, considered adequate and are being utilized for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS

SUPERIOR NATIONAL INSURANCE GROUP, INC.

    The Company and its former wholly-owned subsidiary, Foundation Health Corporation ("FHC"), were named in an adversary proceeding, Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc. ("M&R"), filed on April 28, 2000, in the United States Bankruptcy Court for the Central District of California, case number SV00-14099GM. The lawsuit relates to the 1998 sale of Business Insurance Group, Inc., a holding company of workers' compensation companies operating primarily in California ("BIG"), by FHC to Superior National Insurance Group, Inc. ("Superior").

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

    On August 1, 2000, a motion filed by the Company and FHC to remove the lawsuit from the jurisdiction of the Bankruptcy Court to the United States District Court for the Central District of California was granted, and the lawsuit is now pending in the District Court under case number SACV00-0658 GLT. The parties are currently engaged in discovery. On January 1, 2001, FHC was merged into the Company.

    The Company intends to defend itself vigorously in this litigation.

FPA MEDICAL MANAGEMENT, INC.

    Since May 1998, several complaints (the "FPA Complaints") have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. ("FPA") at various times between February 3, 1997 and May 15, 1998. The FPA Complaints name as defendants FPA, certain of FPA's auditors, the Company and certain of the Company's former officers. The FPA Complaints allege that the Company and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between the Company and FPA, about FPA's business and about the Company's 1997 sale of FPA common stock held by the Company. All claims against the Company's former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. The Company has filed a motion to dismiss all claims asserted against it in the consolidated federal class actions but has not formally responded to the other complaints. The Company intends to vigorously defend the actions.

BAJA INC. V. LOS ANGELES MEDICAL MANAGEMENT CORP., EAST LOS ANGELES DOCTORS HOSPITAL FOUNDATION, INC.

    In September 1983, a lawsuit was filed in Los Angeles Superior Court by Baja Inc. ("Baja") against East Los Angeles Doctors Hospital Foundation, Inc. ("Hospital") and Century Medicorp ("Century") arising out of a multi-phase written contract for operation of a pharmacy at the Hospital during the period September 1978 through September 1983. In October 1992, Foundation Health Corporation, now a subsidiary of the Company, acquired the Hospital and Century, and thereafter continued the vigorous defense of this action. In August 1993, the Court awarded Baja $549,532 on a portion of its claim. In December 1994, the Court concluded that Baja also could seek certain additional damages subject to proof. On July 5, 1995, the Court awarded Baja an additional $1,015,173 (plus interest) in lost profits damages. In October 1995, both of the parties appealed. The Court of Appeal reversed portions of the judgment, directing the trial court to conduct additional hearings on Baja's damages. In January 2000, after further proceedings on the issue of Baja's lost profits, the Court awarded Baja $4,996,019 in addition to the previous amounts, plus prejudgment interest. The Company has satisfied substantially all of the judgment, and the parties recently resolved their remaining issues related to the interest awarded on the judgment, which the Company was appealing.

ROMERO (FORMERLY PAY) V. FOUNDATION HEALTH SYSTEMS, INC.

    On November 22, 1999, a complaint was filed in the United States District Court for the Southern District of Mississippi in a lawsuit entitled Pay v. Foundation Health Systems, Inc. (2:99CV329). The complaint seeks certification of a nationwide class action and alleges that cost containment measures used by the Company's health maintenance organizations, preferred provider organizations and point-of-service health plans violate provisions of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal Employee Retirement Income Security Act ("ERISA"). The action seeks unspecified damages and injunctive relief.

    The case was stayed on January 25, 2000, pending the resolution of various procedural issues involving similar actions filed against Humana Inc. On June 23, 2000, the plaintiffs filed amended complaints in a Humana action that had been consolidated pursuant to the multi-district litigation statute in the Southern District of Florida to add claims against other managed care organizations, including the Company. On October 23, 2000, the court allowed the plaintiffs to further amend the complaint against the Company to add two new named plaintiffs and withdraw the originally named plaintiff, Kerrie Pay, from the action. Consequently, this case will now be entitled Romero v. Foundation Health Systems, Inc. On October 23, 2000, the Judicial Panel on Multi-District Litigation ruled that the action originally filed against the Company in the Southern District of Mississippi should be consolidated, for purposes of pre-trial proceedings only, with other cases pending against managed care organizations in the United States District Court for the Southern District of Florida in Miami. The Company has filed a motion to dismiss the case. Briefing on the motion to dismiss has been completed and the matter is currently pending before the court. Preliminary discovery and briefing regarding the plaintiff's motion for class certification has also been completed and the hearing on class certification has been scheduled for May 8, 2001. The Company intends to vigorously defend the action.

SHANE V. FOUNDATION HEALTH SYSTEMS, INC.

    On August 17, 2000, a complaint was filed in the United States District Court for the Southern District of Florida in a lawsuit entitled Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (00-1334-MD). The complaint seeks certification of a nationwide class action on behalf of physicians and alleges that the defendant managed care companies' methods of reimbursing physicians violate provisions of the RICO, ERISA, certain federal regulations and various state laws. The action seeks unspecified damages and injunctive relief. On September 22, 2000, the Company filed a motion to dismiss, or in the alternative to compel arbitration. On December 11, 2000, the court granted in part and denied in part the Company's motion to compel arbitration. Under the court's order, the single named plaintiff to allege a direct contractual relationship with the Company is compelled to arbitrate his direct claims against the Company. The Company has filed an appeal in the United States Court of Appeals for the 11th Circuit seeking to overturn the portion of the district court's ruling that did not order certain claims to arbitration. On March 2, 2001, the District Court for the Southern District of Florida issued an order granting the dismissal of certain claims with prejudice and the dismissal of certain other claims without prejudice, and denying the dismissal of certain claims. On March 26, 2001, a consolidated amended complaint was filed in this action against managed care companies, including the Company. This consolidated complaint adds new plaintiffs, including Leonard Klay and the California Medical Association (who, as set forth below, had previously filed claims against the Company), and has, in addition to revising the pleadings of the original claims, added a claim under the California Business and Professions Code. The Company intends to file a motion to dismiss the consolidated amended complaint. Preliminary discovery and briefing regarding the plaintiffs' motion for class certification has taken place and the hearing on plaintiff's motion for class certification is currently scheduled for May 7, 2001. In light of the filing of the March 26, 2001 consolidated complaint, additional class discovery and briefing may occur and the hearing on class certification may be rescheduled. The Company intends to vigorously defend the action.

STATE OF CONNECTICUT V. PHYSICIANS HEALTH SERVICES, INC.

    Physicians Health Services, Inc. ("PHS"), a subsidiary of the Company, was sued on December 14, 1999 in the United States District Court in Connecticut by the Attorney General of Connecticut, Richard Blumenthal, acting on behalf of a group of state residents. The lawsuit was premised on ERISA, and alleged that PHS violated its duties under that Act by managing its prescription drug formulary in a manner that served its own financial interest rather than those of plan beneficiaries. The suit sought to have PHS revamp its formulary system, and to provide patients with written denial notices and instructions on how to appeal. PHS filed a motion to dismiss which asserted that the state residents the Attorney General purported to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that his office lacked standing to bring the suit and that the allegations failed to state a claim under ERISA. On July 12, 2000, the court granted PHS' motion and dismissed the action. The State of Connecticut has filed an appeal. The Company intends to vigorously defend the action.

    Meanwhile, on September 7, 2000, the Attorney General of Connecticut, Richard Blumenthal, filed another lawsuit against Physicians Health Services of Connecticut, Inc. ("PHS-CT"). This new suit also names Foundation Health Systems, Inc., Anthem Blue Cross and Blue Shield of CT, Anthem Health Plans, Inc., CIGNA Healthcare of CT, Inc., Oxford Health Plans of CT, Inc. as defendants, and asserts claims against PHS-CT and the Company that are similar, if not identical, to those asserted in the previous lawsuit that was dismissed on July 12, 2000. On November 30, 2000, the clerk of the Judicial Panel on Multi-District Litigation entered an order conditionally transferring this case to the United States District Court for the Southern District of Florida to be consolidated for pretrial proceedings only with the other cases against managed care organizations pending in that court. The clerk of the Judicial Panel on Multi-District Litigation stayed the conditional transfer order on December 15, 2000 pending briefing and argument concerning whether transfer is appropriate. The Connecticut District Court has stayed the case pending the outcome of the Judicial Panel on Multi-District Litigation proceedings. The Company intends to vigorously defend the action.

ALBERT V. PHYSICIANS HEALTH SERVICES OF CONNECTICUT, INC.

    On September 7, 2000, a complaint was filed in the United States District Court for the District of Connecticut in a lawsuit entitled Albert v. CIGNA Healthcare of Connecticut, Inc., et al. (including Physicians Health Services of Connecticut, Inc. and Foundation Health Systems, Inc.) (300CV1717-CJS). The complaint seeks certification of a nationwide class action and alleges that the defendant managed care companies' various practices violate provisions of the federal Employee Retirement Income Security Act ("ERISA"). The action seeks unspecified damages and injunctive relief. On November 30, 2000, the clerk of the Judicial Panel on Multi-District Litigation entered an order conditionally transferring this case to the United States District Court for the Southern District of Florida to be consolidated for pre-trial proceedings only with the other cases against managed care organizations pending in that court. The clerk of the Judicial Panel on Multi-District Litigation stayed the conditional transfer order on December 18, 2000 pending briefing and argument concerning whether transfer is appropriate. The plaintiff is objecting to transfer. The Company intends to vigorously defend the action.

CALIFORNIA MEDICAL ASSOCIATION V. BLUE CROSS OF CALIFORNIA, INC., PACIFICARE HEALTH SYSTEMS, INC., PACIFICARE OPERATIONS, INC. AND FOUNDATION HEALTH SYSTEMS, INC.

    In May 2000, the California Medical Association filed a lawsuit, purportedly on behalf of its member physicians, in the United States District Court for the Northern District of California against several managed care organizations, including the Company, entitled California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. The plaintiff alleges that the manner in which the defendants contract and interact with its member physicians violates provisions of the federal Racketeer Influenced Corrupt Organizations Act ("RICO"). The action seeks declaratory and injunctive relief, as well as costs and attorneys' fees. The Company filed a motion to dismiss the action on various grounds. In August 2000, plaintiffs in other actions pending against different managed care organizations petitioned the Judicial Panel on Multi-District Litigation to consolidate the California action with the other actions in the U.S. District Court for the Northern District of Alabama. In light of the pending petition, the California court stayed the action and the hearing on the Company's motion to dismiss the complaint for ninety days pending a determination of the petition to consolidate. On October 23, 2000, the Judicial Panel on Multi-District Litigation ruled that this case should be consolidated, for purposes of pre-trial proceedings only, with other cases pending against managed care organizations in the United States District Court for the Southern District of Florida in Miami. On February 22, 2000, the California Medical Association filed an amended complaint in the Southern District of Florida adding claims under certain federal regulations and the California Business and Professions Code. As set forth above, on March 26, 2001, the California Medical Association was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action. The Company intends to vigorously defend the action.

CONNECTICUT STATE MEDICAL SOCIETY V. PHYSICIANS HEALTH SERVICES OF CONNECTICUT, INC.

    On February 14, 2001, the Connecticut State Medical Society filed a complaint in Connecticut State Court against Physicians Health Services of Connecticut, Inc. alleging violations of the Connecticut Unfair Trade Practices Act. The complaint alleges that PHS-CT engaged in conduct that was designed to delay, deny, impede and reduce lawful reimbursement to physicians who rendered medically necessary health care services to PHS-CT health plan members. The complaint, which is similar to others filed against the Company and other managed care companies, seeks declaratory and injunctive relief. PHS-CT has not yet responded to the complaint, but intends to vigorously defend the action.

KEVIN LYNCH, M.D. AND KAREN LAUGEL, M.D. V. PHYSICIANS HEALTH SERVICES OF CONNECTICUT, INC.

    On February 14, 2001, a purported class action lawsuit was filed in Connecticut State Court against Physicians Health Services of Connecticut, Inc. by Kevin Lynch, M.D. and Karen Laugel, M.D. on behalf of physicians members of the Connecticut State Medical Society who provide health care services to PHS-CT health plan members pursuant to provider service contracts. The complaint alleges that PHS-CT engaged in improper, unfair and deceptive practices by denying, impeding and/or delaying lawful reimbursement to physicians. The complaint, similar to the complaint referred to above filed against PHS-CT on the same day by the Connecticut State Medical Society, seeks declaratory and injunctive relief, and damages. PHS-CT has not yet responded to the complaint, but intends to vigorously defend the action.

LEONARD KLAY, M.D. V. PRUDENTIAL INS CO OF AMERICA, UNITED HEALTHCARE, AETNA, INC., AETNA US HEALTHCARE, CIGNA CORP., CONNECTICUT GENERAL CORP., FOUNDATION HEALTH SYSTEMS, INC., PACIFICARE HEALTH SYSTEMS AND WELLPOINT HEALTH NETWORKS, INC.

    On February 22, 2001, a purported class action Complaint was filed in the United States District Court for the Southern District of Florida against several managed care companies, including the Company, on behalf of individual physicians in California who provided health care services to members of the defendants' health plans. The complaint alleges violations of RICO, ERISA, certain federal regulations, the California Business and Professions Code and certain state common law doctrines, and seeks declaratory and injunctive relief, and damages. As set forth above, on March 26, 2001, Leonard Klay was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action. The Company has not yet responded to the Complaint, but intends to vigorously defend the action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the security holders of the Company, either through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2000.

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

    Under the Credit Agreement, as amended pursuant to a Letter Agreement dated as of March 27, 1998, the First Amendment and Waiver to Credit Agreement dated as of April 6, 1998, the Second Amendment to Credit Agreement dated as of July 31, 1998, the Third Amendment to Credit Agreement dated as of November 6, 1998, the Fourth Amendment of Credit Agreement dated as of March 26, 1999 and the Fifth Amendment to Credit Agreement dated as of September 20, 2000 (collectively, the "Amendments") with the Banks, the Company is: (i) obligated to maintain certain covenants keyed to the Company's financial condition and performance (including a Total Leverage Ratio and Fixed Charge Ratio); (ii) obligated to limit liens; (iii) subject to customary covenants, including (A) disposition of assets only in the ordinary course and generally at fair value and (B) restrictions on acquisitions, mergers, consolidations, loans, leases, joint ventures, contingent obligations and certain transactions with affiliates; and (iv) permitted to incur additional indebtedness in an aggregate amount not to exceed $1,000,000,000 upon certain terms and conditions. The Credit Agreement also provides for mandatory prepayment of the outstanding loans under the Credit Agreement with a certain portion of the proceeds from the issuance of such indebtedness and from the sales of assets, resulting in a permanent reduction of the aggregate amount of commitments under the Credit Agreement by the amount so prepaid. As of December 31, 2000, the maximum commitment level permitted under the Credit Agreement was approximately $1.36 billion, of which approximately $590 million remained available. The Amendments also have provided for an increase in the interest and facility fees under the Credit Agreement. The Company is able to obtain letters of credit under the Credit Agreement up to an aggregate amount of $100 million.

SHAREHOLDER RIGHTS PLAN

    On May 20, 1996, the Board of Directors of the Company declared a dividend distribution of one right (a "Right") for each outstanding share of the Company's Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"), to stockholders of record at the close of business on July 31, 1996 (the "Record Date"). The Board of Directors of the Company also authorized the issuance of one Right for each share of Common Stock issued after the Record Date and prior to the earliest of the "Distribution Date" the Rights separate from the Common Stock under the circumstances described below below and in accordance with the provisions of the Rights Agreement, as defined below, the redemption of the Rights and the expiration of the Rights, and in certain other circumstances. Rights will attach to all Common Stock certificates representing shares then outstanding and no separate Rights certificates will be distributed. Subject to certain exceptions contained in the Rights Agreement dated as of June 1, 1996 by and between the Company and Harris Trust and Savings Bank, as Rights Agent (the "Rights Agreement"), the Rights will separate from the Common Stock following any person, together with its affiliates and associates (an "Acquiring Person"), becoming the beneficial owner of 15% or more of the outstanding Class A Common Stock, the commencement of a tender or exchange offer that would result in any person, together with its affiliates and associates, becoming the beneficial owner of 15% or more of the outstanding Class A Common Stock or the determination by the Board of Directors that a person, together with its affiliates and associates, has become the beneficial owner of 10% or more of the Class A Common Stock and that such person is an "Adverse Person," as defined in the Rights Agreement.

    The Rights will first become exercisable on the Distribution Date and will expire on July 31, 2006, unless earlier redeemed by the Company as described below. Except as set forth below and subject to adjustment as provided in the Rights Agreement, each Right entitles its registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $170.00 per one-thousandth share.

    Subject to certain exceptions contained in the Rights Agreement, in the event that any person shall become an Acquiring Person or be declared to be an Adverse Person, then the Rights will "flip-in" and entitle each holder of a Right, other than any Acquiring Person or Adverse Person, to purchase, upon exercise at the then-current exercise price of such Right, that number of shares of Class A Common Stock having a market value of two time such exercise price.

    In addition, and subject to certain exceptions contained in the Rights Agreement, in the event that the Company is acquired in a merger or other business combination in which the Class A Common Stock does not remain outstanding or is changed or 50% of the assets or earning power of the Company is sold or otherwise transferred to any other person, the Rights will "flip-over" and entitle each holder of a Right, other than an Acquiring Person or an Adverse Person, to purchase, upon exercise at the then current exercise price of such Right, such number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times such exercise price.

    The Company may redeem the Rights until the earlier of 10 days following the date that any person becomes the beneficial owner of 15% or more of the outstanding Class A Common Stock and the date the Rights expire at a price of $.01 per Right.

    A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File No. 001-12718). In connection with its execution of the Merger Agreement for the merger transaction involving Foundation Health Corporation and Health Systems International, Inc., the Company's predecessors, the Company entered into Amendment No. 1 (the "Rights Amendment") to the Rights Agreement to exempt the Merger Agreement and related transactions from triggering the separation of the Rights. In addition, the Rights Amendment modifies certain terms of the Rights Agreement applicable to the determination of certain "Adverse Persons," which modifications became effective upon consummation of the transactions provided for under the Merger Agreement. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement.

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

    FEDERAL AND STATE LEGISLATION.  There are frequently legislative proposals before Congress and the state legislatures which, if enacted, could materially affect the managed health care industry and the regulatory environment. Recent financial difficulties of certain health care service providers and plans and/or continued publicity of the health care industry could alter or increase legislative consideration of these or additional proposals. These proposals include "managed care reform," "patients' bill of rights" and certain other initiatives which, if enacted, could have significant adverse effects on the Company's operations. Such measures propose, among other things, to:

  •
  expand health plan exposure to tort and other liability, under federal and/or state law, including for coverage determinations, provider malpractice and care decisions;

  •
  restrict a health plan's ability to limit coverage to medically necessary care;

  •
  require third party review of certain care decisions;

  •
  expedite or modify grievance and appeals procedures;

  •
  mandate certain benefits and services that could increase costs;

  •
  restrict a health plan's ability to select and/or terminate providers; and

  •
  restrict or eliminate the use of prescription drug formularies.

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

    In addition, in December, 2000, the Department of Health and Human Services promulgated certain regulations under HIPAA related to the privacy of individually identifiable health information, referred to as protected health information or "PHI". The new regulations require health plans, clearinghouses and providers to (a) comply with various requirements and restrictions related to the use, storage and disclosure of PHI, (b) adopt rigorous internal procedures to protect PHI and (c) enter into specific written agreements with business associates to whom PHI is disclosed. The regulations establish significant criminal penalties and civil sanctions for non-compliance. In addition, the regulations could expose the Company to additional liability for, among other things, violations by its business associates. In February, 2001, the DHHS stated that the regulations in their current form would require compliance by April, 2003. The Company believes that the costs required to comply with the regulations will be significant and may have a material adverse impact on the Company's business or results of operations.

    PROVIDER RELATIONS.  The Company contracts with physicians, hospitals and other providers as a means to manage health care costs and utilization and to monitor the quality of care being delivered. In any particular market providers could refuse to contract with the Company, demand higher payments or take other actions which could result in higher health care costs, less desirable products for customers and members, insufficient provider access for current members or to support growth, or difficulty in meeting regulatory or accreditation requirements.

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

    KPC ORGANIZATION.  The Company's California HMO subsidiary, Health Net of California, Inc. was contracted with KPC Medical Management, Inc. (together with its affiliates, the "KPC Organization"), one of the largest provider organizations in Southern California, to provide health care services to approximately 66,000 of its members. During 2000, as the KPC Organization experienced continuing financial difficulties, HN California and other health plans made loans and other financial accommodations to the KPC Organization. Notwithstanding such financial accommodations, the KPC Organization continued to incur losses. In late November, 2000, the KPC Organization filed a petition seeking reorganization under Chapter 11 of the Bankruptcy Code. All of HN California's membership previously assigned to the KPC Organization have now been reassigned to other provider organizations. However, the KPC Organization left unpaid significant provider claims which are unlikely to be discharged to any substantial degree through distribution of proceeds of the bankruptcy estate. Because the bankruptcy of the KPC Organization occurred only in November, 2000, the Company is unable at this time to assess the extent of such unpaid claims. There can be no assurance that the providers will not seek to hold HN California liable for the unpaid claims, or that HN California will not be held liable in any litigation arising therefrom. In the event HN California is held liable for any such unpaid claims, it may have a material adverse effect on the Company's results of operations.

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

    A significant portion of the Company's revenues relate to federal, state and local government health care coverage programs, such as Medicare, Medicaid and TRICARE programs. Such contracts are generally subject to frequent change including changes which may reduce the number of persons enrolled or eligible, reduce the revenue received by the Company or increase the Company's administrative or health care costs under such programs. In the event government reimbursement were to decline from projected amounts, the Company's failure to reduce the health care costs associated with such programs could have a material adverse effect upon the Company's business. Changes to such government programs in the future may also affect the Company's willingness to participate in such programs.

    The Company is also subject to various federal and state governmental audits and investigations. Such activities could result in the loss of licensure or the right to participate in certain programs, or the imposition of fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect the Company's reputation in various markets and make it more difficult for the Company to sell its products and services.

    The amount of government receivables set forth in the Company's financial statements represents the Company's best estimate of the government's liability under Federal Services' TRICARE and other federal government contracts. As of December 31, 2000, the Company's government receivables were approximately $334 million. In December, 2000, the Company's subsidiary, Federal Services, and the United States Department of Defense agreed to a settlement of approximately $389 million for outstanding receivables, of which $60 million was received in December, 2000 and the remainder was received in January, 2001. See "Item 1—Government Contracts Division—TRICARE" for a description of the settlement. In general, government receivables are estimates and subject to government audit and negotiation. In addition, inherent in government contracts are an uncertainty of and vulnerability to government disagreements. Final amounts actually received by the Company under government contracts may be significantly greater or less than the amounts recognized by the Company.

    INTERNET-RELATED OPERATIONS.  The Company believes that the Internet and related new technologies will fundamentally change managed care organizations. The Company's Business Transformation and Innovation Services Division focuses on the strategic direction of the Company in light of the Internet and related technologies and pursues opportunities consistent with such direction. The Division is developing collaborative approaches with business partners to transform their existing assets and expertise into new e-business opportunities. The Company believes that net-enabled connectivity among purchasers, consumers, managed care organizations, providers and other trading partners is a prerequisite to creating and capturing e-business opportunities. The Company is developing business concepts to take advantage of those market opportunities that provide value to consumers, purchasers of benefits and the providers of medical and health care services. See "Business Transformation and Innovation Services Division—Innovation Services" for a description of certain of the Company's Internet initiatives.

    There can be no assurance that the Company will be able to recognize or capitalize on the Internet-related opportunities or technologies that ultimately prove to be accepted and effective within the managed care industry, the provider communities and/or among consumers. There can also be no assurance that new technologies invested in or developed by the Company or its business partners will prove operational; that they will be accepted by consumers, providers or business partners; that they will achieve their intended results; that the Company will recoup its investment in such technologies or related ventures; or that other technologies will not be more accepted or prove more effective. In addition, the Company and its subsidiaries, including Questium, contract with and rely upon third parties for certain content, tools and services. The Company has also contracted to establish links between Company websites and third party websites. Any failure by such third parties to perform in accordance with the terms of their agreements or to comply with applicable law could adversely impact the Company's Internet operations and services, and could expose the Company to liability.

    MEDICAL MANAGEMENT.  The Company's profitability is dependent, to a large extent, upon its ability to accurately project and manage health care costs, including without limitation, appropriate benefit design, utilization review and case management programs, and to secure appropriate risk-sharing arrangements with providers, while providing members with quality health care. For example, high out-of-network utilization of health care providers and services may have significant adverse effects on the Company's ability to manage health care costs and member utilization of health care. There can be no assurance that the Company through its medical management programs will be able to continue to manage medical costs sufficiently to maintain profitability in its product lines.

    MANAGEMENT INFORMATION SYSTEMS.  The Company's business is significantly dependent on effective information systems. The information gathered and processed by the Company's management information systems assists the Company in, among other things, pricing its services, monitoring utilization and other cost factors, processing provider claims, billing its customers on a timely basis and identifying accounts for collection. The Company's customers and providers also depend upon the Company's information systems for membership verification, claims status and other information. The Company has many different information systems for its various businesses and such systems require continual maintenance, upgrading and enhancement to meet the Company's operational needs. Moreover, the merger, acquisition and divestiture activity of the Company requires frequent transitions to or from, and the integration of, various information management systems. The Company is in the process of attempting to reduce the number of its systems, to upgrade and expand its information systems capabilities, and to obtain and develop new, more efficient information systems. Any difficulty associated with the transition to or from information systems, any inability or failure to properly maintain management information systems, or any inability or failure to successfully update or expand processing capability or develop new capabilities in the future in accordance with the Company's business needs, could result in operational disruptions, loss of existing customers and difficulty in attracting new customers, customer and provider disputes, regulatory problems, increases in administrative expenses and/or other adverse consequences. In addition, the Company may, from time-to-time, obtain significant portions of its systems-related or other services or facilities from independent third parties which may make the Company's operations vulnerable to adverse effects if such third parties fail to perform adequately.

    COMPETITION.  The Company competes with a number of other entities in the geographic and product markets in which it operates, some of which other entities may have certain characteristics, capabilities or resources that give them an advantage in competing with the Company. These competitors include HMOs, PPOs, self-funded employers, insurance companies, hospitals, health care facilities and other health care providers. In addition, financial services or other technology-based companies could enter the market and compete with stream-lined administrative functions. The Company believes there are few barriers to entry in these markets, so that the addition of new competitors can readily occur. Certain of the Company's customers may decide to perform for themselves functions or services currently provided by the Company, which could result in a decrease in the Company's revenues. Certain of the Company's providers and suppliers may decide to market products and services to Company customers in competition with the Company. In addition, significant merger and acquisition activity has occurred in the industry in which the Company operates as well as in industries which act as suppliers to the Company such as the hospital, physician, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. Provider service organizations may be created by health care providers to offer competing managed care products. To the extent that there is strong competition or that competition intensifies in any market, the Company's ability to retain or increase customers, its revenue growth, its pricing flexibility, its control over medical cost trends and its marketing expenses may all be adversely affected.

    LITIGATION AND INSURANCE.  The Company is subject to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including for securities fraud, and intellectual property related litigation. In addition, because of the nature of its business, the Company incurs and likely will continue to incur potential liability for claims particularly related to its business, such as failure to pay for or provide health care, poor outcomes for care delivered or arranged, provider disputes, including disputes over withheld compensation, and claims related to self-funded business. Also, there are currently, and may be in the future, attempts to certify certain actions as class actions against various managed care organizations, including the Company, which could expose the Company to significant potential liability or cause the Company to make operational changes. In some cases, substantial non-economic or punitive damages are being sought. While the Company currently has insurance coverage for some of these potential liabilities, others may not be covered by insurance (such as punitive damages), the insurers may dispute coverage or the amount of insurance may not be sufficient to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

    ADMINISTRATION AND MANAGEMENT.  The level of administrative expense is a partial determinant of the Company's profitability. While the Company attempts to effectively manage such expenses, including the development of online functionalities and resources designed to create administrative efficiencies, increases in staff-related and other administrative expenses may occur from time to time due to business or product start-ups or expansions, growth or changes in business, acquisitions, regulatory requirements, including compliance with HIPAA regulations, or other reasons. Such expense increases are not clearly predictable and increases in administrative expenses may adversely affect results.

    The Company currently believes it has a relatively experienced, capable management staff. Loss of certain managers or a number of such managers could adversely affect the Company's ability to administer and manage its business.

    LOSS RESERVES.  The Company's loss reserves are estimates of future costs based on various assumptions. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicious administration of claims, medical costs and other factors. Included in the loss reserves are estimates for the costs of services which have been incurred but not reported. Estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations. Such estimates are subject to the impact of changes in the regulatory environment and economic conditions. Given the inherent variability of such estimates, the actual liability could differ significantly from the amounts reserved. Moreover, if the assumptions on which the estimates are based prove to be incorrect and reserves are inadequate to cover the Company's actual experience, the Company's financial condition could be adversely affected.

    FINANCING CONDITIONS.  The Company has an unsecured, five-year $1.5 billion revolving credit facility pursuant to a Credit Agreement dated July 8, 1997 with the banks identified in the Credit Agreement and Bank of America, N.A. National Trust and Savings Association as Administrative Agent. The Credit Agreement will expire in July, 2002. Accordingly, the Company is considering its financing alternatives, including renewing the current revolving credit facility, obtaining a new credit facility and pursuing a public debt offering. The ability of the Company to obtain any financing, whether through renewal of the current credit facility, obtaining a new credit facility, issuing public debt or otherwise, and the terms of any such financing are dependent on, among other things, the Company's financial condition, financial market conditions within the Company's industry and generally, credit ratings and numerous other factors. There can be no assurance that the Company will be able to renew its current credit facility prior to its expiration, or obtain a new credit facility, on terms similar to its current credit facility or on favorable terms, if at all, or initiate and complete a public debt offering or otherwise obtain financing on such terms or within such time period acceptable to the Company, if at all. Failure to renew the current credit facility prior to its expiration or to otherwise obtain financing on terms and within such time period acceptable to the Company could, in addition to other negative effects, have a material adverse effect on the Company's operations, financial condition and ability to compete or comply with regulatory requirements.

    MARKETING.  The Company markets its products and services through both employed sales people and independent sales agents. Although the Company has a number of such sales employees and agents, if certain key sales employees or agents or a large subset of such individuals were to leave the Company, its ability to retain existing customers and members could be impaired. In addition, certain of the Company's customers or potential customers consider rating, accreditation or certification of the Company by various private or governmental bodies or rating agencies necessary or important. Certain of the Company's health plans or other business units may not have obtained or may not desire or be able to obtain or maintain such accreditation or certification, which could adversely affect the Company's ability to obtain or retain business with such customers.

    The managed health care industry has recently received a significant amount of negative publicity. Such general publicity, or any negative publicity regarding the Company in particular, could adversely affect the Company's ability to sell its products or services, could require changes to the Company's products or services, or could stimulate additional regulation that adversely affects the Company. In this connection, certain of the Company's subsidiaries have experienced significant negative enrollment trends in certain lines of business. Furthermore, the managed care industry recently has experienced significant merger and acquisition activity. Speculation, uncertainty or negative publicity about the Company or certain of its lines of business could adversely affect the ability of the Company to market its products.

    POTENTIAL DIVESTITURES.  In 1999, the Company substantially completed a program to divest certain non-core assets. There can be no assurance that, having divested such non-core operations, the Company will be able to achieve greater profitability, or any profitability, strengthen its core operations or compete more effectively in its existing markets. In January, 2001, the Company entered into a definitive agreement to sell its Florida health plan, subject to certain regulatory approvals and other customary closing conditions. In addition, the Company continues to evaluate the profitability realized or likely to be realized by its existing businesses and operations, and is reviewing from a strategic standpoint which, if any, of its businesses or operations should be divested. Entering into, evaluating or consummating divestiture transactions, including the Company's pending sale of its Florida health plan, may entail certain risks and uncertainties in addition to those which may result from any such change in the Company's business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities or unforeseen administrative complications, any of which could result in reduced revenues, increased charges, post-transaction administrative costs or could otherwise have a material adverse effect on the Company's business, financial condition or results of operations. See "Divestitures."

    MANAGEMENT OF GROWTH.  The Company made several large acquisitions in the recent past, including acquiring Physicians Health Services, Inc., and continues to explore acquisition opportunities. Failure to effectively integrate acquired operations could result in increased administrative costs or customer confusion or dissatisfaction. The Company may also not be able to manage this growth effectively, including not being able to continue to develop processes and systems to support growing operations.

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

RECENT DEVELOPMENTS

    NAME CHANGE.  On November 3, 2000, the Company changed its name from Foundation Health Systems, Inc. to Health Net, Inc. and changed its ticker symbol on the New York Stock Exchange (effective November 6, 2000) from "FHS" to "HNT." The Company accomplished the name change by merging a wholly-owned subsidiary, HNI Shell, Inc., with and into the Company and, in connection with such merger, amending its Fourth Amended and Restated Certificate of Incorporation to change the Company name to Health Net, Inc. Prior to such name change, the Company's California HMO subsidiary changed its name from Health Net to Health Net of California, Inc.

    FLORIDA OPERATIONS.  In January, 2001, the Company entered into a definitive agreement to sell its Florida health plan for $48 million, consisting of $23 million in cash and $25 million in a secured five-year note bearing 8% interest. Although the Company has entered into a definitive agreement for the sale, consummation of the sale is subject to various conditions and certain regulatory approvals. The Company anticipates closing the sale by June 30, 2001. The Company also agreed to sell the corporate facility building used by its Florida health plan under defined terms which require the Company to finance the sale over five years.

    OHIO, WEST VIRGINIA AND WESTERN PENNSYLVANIA OPERATIONS.  In 2000, the Company decided to exit the Ohio, West Virginia and Western Pennsylvania markets in which it operated. In this connection, the Company provided notice of intention to withdraw from such service areas to the appropriate regulators. As of February, 2001, the Company no longer had any members in the OH/WV/WPA markets. Upon completion of its withdrawal efforts, the Company intends to dissolve its subsidiaries operating in such markets and to recover any remaining capital.

    KPC ORGANIZATION.  HN California was contracted with the KPC Organization, one of the largest provider organizations in Southern California, to provide health care services to approximately 66,000 of its members. During 2000, as the KPC Organization experienced continuing financial difficulties, HN California and other health plans made loans and other financial accommodations to the KPC Organization. Notwithstanding such financial accommodations, the KPC Organization continued to incur losses. In late November, 2000, the KPC Organization filed a petition seeking reorganization under Chapter 11 of the Bankruptcy Code. All of HN California's membership previously assigned to the KPC Organization have now been reassigned to other provider organizations. However, the KPC Organization left unpaid significant provider claims which are unlikely to be discharged to any substantial degree through distribution of proceeds of the bankruptcy estate. Accordingly, there is the possibility that HN California will be at risk for the unpaid portion of those provider claims. Because the bankruptcy of the KPC Organization occurred only in November, 2000, the Company is unable at this time to assess the extent of such unpaid claims, the extent to which such providers may seek to hold the Company liable for such unpaid claims, or the probability that the Company will be held liable in any litigation arising therefrom.

    FHC MERGER.  Effective January 1, 2001, the Company merged its wholly-owned subsidiary, Foundation Health Corporation, with and into the Company, thereby terminating the separate existence of Foundation Health Corporation.

    REAL ESTATE TRANSACTION.  In 1995, the Company entered into a five year tax retention operating lease ("TROL") for the construction of various health care centers and a corporate facility. Expiration of the TROL was extended from May, 2000 to September, 2000. In September, 2000, the Company settled its obligations under the TROL and purchased the leased properties for $35.4 million. The leased properties consisted of three health care centers and a corporate facility. The health care centers serve as rental properties and the corporate facility is used in the Company's operations.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following table sets forth the high and low sales prices of the Company's Class A Common Stock, par value $.001 per share (the "Class A Common Stock"), on The New York Stock Exchange, Inc. ("NYSE") since January 4, 1999.

	HIGH		LOW
Calendar Quarter—1999
First Quarter	12	7/16	7	11/16
Second Quarter	20	1/16	10	13/16
Third Quarter	16	15/16	8	7/8
Fourth Quarter	10	1/2	6	1/4
Calendar Quarter—2000
First Quarter	11	11/16	7	5/8
Second Quarter	14	11/16	7	11/16
Third Quarter	18	9/16	13	1/4
Fourth Quarter	26	15/16	15	9/16
Calendar Quarter—2001
First Quarter (through March 7, 2001)	26	3/16	18

    On March 7, 2001, the last reported sales price per share of the Class A Common Stock was $21.08 per share.

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

HOLDERS

    As of March 7, 2001, there were approximately 1,700 holders of record of Class A Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this Item is set forth in the Company's Annual Report to Stockholders on page 2, and is incorporated herein by reference and made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is set forth in the Company's Annual Report to Stockholders on pages 19 through 27, and is incorporated herein by reference and made a part hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this Item is set forth in the Company's Annual Report to Stockholders on page 27, and is incorporated herein by reference and made a part hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is set forth in the Company's Annual Report to Stockholders on pages 28 through 56, and is incorporated herein by reference and made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2000. Such information is incorporated herein by reference and made a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2000. Such information is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2000. Such information is incorporated herein by reference and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2000. Such information is incorporated herein by reference and made a part hereof.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

1. FINANCIAL STATEMENTS

    The following consolidated financial statements are incorporated by reference into this Annual Report on Form 10-K from pages 28 to 56 of the Company's Annual Report to Stockholders for the year ended December 31, 2000:

Report of Deloitte & Touche LLP
Consolidated balance sheets at December 31, 2000 and 1999
Consolidated statements of operations for each of the three years in the period ended December 31, 2000
Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 2000
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2000

    Notes to consolidated financial statements

2. FINANCIAL STATEMENT SCHEDULE

    The following financial statement schedule and accompanying report thereon are filed as a part of this Annual Report on Form 10-K:

    Report of Deloitte & Touche LLP

    Schedule II—Valuation and Qualifying Accounts and Reserves

    All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto which are incorporated by reference into this Annual Report on Form 10-K from the Company's 2000 Annual Report to Stockholders.

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
3.1
Fourth Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated by reference herein).
+3.2	Certificate of Ownership and Merger, which amends the Fourth Amended and Restated Certificate of Incorporation, a copy of which is filed herewith.
+3.3	Sixth Amended and Restated Bylaws of the Company, a copy of which is filed herewith.
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
4.3
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
*10.3
Employment Letter Agreement dated July 3, 1996 between Jay M. Gellert and the Company (filed as Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference).
*10.4
Amended Letter Agreement between the Company and Jay M. Gellert dated as of August 22, 1997 (filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference).
*10.5
Letter Agreement between the Company and Jay M. Gellert dated as of March 22, 2000 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, which is incorporated herein by reference).
*10.6
Employment Letter Agreement between the Company and Jeffrey J. Bairstow dated as of January 29, 1998 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, which is incorporated herein by reference).
*10.7
Employment Letter Agreement between the Company and Steven P. Erwin dated March 11, 1998 (filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference).
*10.8
Employment Letter Agreement between the Company and Gary S. Velasquez dated May 1, 1996 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).
*10.9
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
+*10.11	Form of Agreement amending Severance Payment Agreement by and between the Company and various of its executive officers, a copy of which is filed herewith.
*10.12
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
*10.14
The Company's Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000), which is incorporated herein by reference.
+*10.15	Amendment to the Company's Second Amended and Restated 1991 Stock Option Plan, a copy of which is filed herewith.
*10.16	The Company's 1997 Stock Option Plan (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997), which is incorporated herein by reference.
+*10.17	Amendment to the Company's 1997 Stock Option Plan, a copy of which is filed herewith.
*10.18
The Company's Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000), which is incorporated herein by reference.
+*10.19	Amendments to the Company's Amended and Restated 1998 Stock Option Plan, a copy of which is filed herewith.
*10.20
The Company's Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524), which is incorporated herein by reference).
*10.21
The Company's Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference).
*10.22
The Company's Employee Stock Purchase Plan, as amended (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, which is incorporated herein by reference).
*10.23	The Company's Executive Officer Incentive Plan (filed as Annex A to the Company's Definitive Proxy Statement filed on March 21, 2000, which is incorporated herein be reference).
+*10.24	The Company's 401(k) Associate Savings Plan, as amended and restated, a copy of which is filed herewith.
*10.25
The Company's Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).
*10.26	Managed Health Network, Inc. Incentive Stock Option Plan (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated herein by reference).
*10.27
Managed Health Network, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.9 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated herein by reference).

*10.28	Foundation Health Corporation 1990 Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated herein by reference).
*10.29
FHC Directors Retirement Plan (filed as an exhibit to FHC's Annual Report on Form 10-K for the year ended June 30, 1994 filed with the Commission on September 24, 1994, which is incorporated herein by reference).
*10.30
FHC's Deferred Compensation Plan, as amended and restated (filed as Exhibit 10.99 to FHC's Annual Report on Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated herein by reference).
*10.31
FHC's Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 10.100 to FHC's Annual Report on Form 10-K for the year ended June 30, 1995, filed with the Commission on September 27, 1995, which is incorporated herein by reference).
*10.32
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
10.34
Guarantee Agreement dated July 8, 1997 between the Company and First Security Bank, National Association (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference).
10.35
First Amendment and Waiver to Credit Agreement dated April 6, 1998 among the Company, Bank of America National Trust and Savings Association and the Banks (as defined therein) (filed as Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, which is incorporated herein by reference).
10.36
Second Amendment to Credit Agreement dated July 31, 1998 among the Company, Bank of America National Trust and Savings Association and the Banks (as defined therein) (filed as Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated herein by reference).
10.37
Third Amendment to Credit Agreement, dated November 6, 1998, among the Company, Bank of America National Trust and Savings Association and the Banks (as defined therein) filed as Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, which is incorporated herein by reference).
10.38
Fourth Amendment to Credit Agreement, dated as of March 26, 1999, among the Company, Bank of America National Trust and Savings Association and the Banks, as defined therein (filed as Exhibit 10.64 to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).
10.39
Fifth Amendment to Credit Agreement, dated as of September 20, 2000,among the Company, Bank of America National Trust and Savings Association and the Banks, as defined therein (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, which is incorporated herein by reference).

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
10.43
Office Lease dated September 20, 2000 by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, which is incorporated herein by reference).
11.1
Statement relative to computation of per share earnings of the Company (included in Note 2 to the Financial Statements, which is incorporated herein by reference from pages 35 to 38 of the Annual Report to Stockholders for the year ended December 31, 2000).
+13.1	Selected portions of the 2000 Annual Report to Stockholders, a copy of which portions are filed herewith.
+21.1	Subsidiaries of the Company, a copy of which is filed herewith.
+23.1	Consent of Deloitte & Touche LLP, a copy of which is filed herewith.

*
Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

+
A copy of the exhibit is being filed with this Annual Report on Form 10-K.

(b)
Reports on Form 8-K

    In connection with the Company's name change from Foundation Health Systems, Inc. to Health Net, Inc., the Company filed a current report on Form 8-K with the Securities and Exchange Commission on November 6, 2000.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

     To the Board of Directors and Stockholders of
Health Net, Inc.
Woodland Hills, California

    We have audited the consolidated financial statements of Health Net, Inc. (the "Company") as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 20, 2001, appearing in and incorporated by reference in this Annual Report on Form 10-K of Health Net, Inc. for the year ended December 31, 2000. Our audits also included the financial statement schedule of Health Net, Inc., listed in Item 14(a) (2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 20, 2001

SUPPLEMENTAL SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
HEALTH NET, INC.

(Amounts in thousands)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of period
2000:
Allowance for doubtful accounts:
Premiums receivable	$21,937	$13,779	$(15,894)	$—	$19,822
1999:
Allowance for doubtful accounts:
Premiums receivable	$28,522	13,323	(7,002)	(12,906)	21,937
1998:
Allowance for doubtful accounts:
Premiums receivable	$22,900	10,959	(5,337)	—	28,522

(1)
Written off (credited) to asset accounts on the Consolidated Balance Sheets.

(2)
The credit for 1999 is the result of the sale of certain of the company's subsidiaries.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on the 30th day of March, 2001.

HEALTH NET, INC.
By:	/s/ JAY M. GELLERT Jay M. Gellert President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ STEVEN P. ERWIN Steven P. Erwin Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 30th day of March, 2001.

SIGNATURE	TITLE	DATE

/s/ J. THOMAS BOUCHARD J. Thomas Bouchard	Director	March 30, 2001
/s/ GEORGE DEUKMEJIAN Gov. George Deukmejian	Director	March 30, 2001
/s/ THOMAS T. FARLEY Thomas T. Farley	Director	March 30, 2001
/s/ GALE S. FITZGERALD Gale S. Fitzgerald	Director	March 30, 2001
/s/ PATRICK FOLEY Patrick Foley	Director	March 30, 2001

/s/ JAY M. GELLERT Jay M. Gellert	Director	March 30, 2001
/s/ ROGER F. GREAVES Roger F. Greaves	Director	March 30, 2001
/s/ RICHARD W. HANSELMAN Richard W. Hanselman	Director	March 30, 2001
/s/ RICHARD J. STEGEMEIER Richard J. Stegemeier	Director	March 30, 2001
/s/ RAYMOND S. TROUBH Raymond S. Troubh	Director	March 30, 2001
/s/ BRUCE G. WILLISON Bruce G. Willison	Director	March 30, 2001

QuickLinks

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. BUSINESS
  HEALTH PLAN DIVISIONS
  GOVERNMENT CONTRACTS DIVISION
  SPECIALTY SERVICES DIVISION
  BUSINESS TRANSFORMATION AND INNOVATION SERVICES DIVISION
  PROVIDER RELATIONSHIPS AND RESPONSIBILITIES
  DIVESTITURES
  ADDITIONAL INFORMATION CONCERNING THE COMPANY'S BUSINESS
  SERVICE MARKS
  EMPLOYEES
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  SUPERIOR NATIONAL INSURANCE GROUP, INC.
  FPA MEDICAL MANAGEMENT, INC.
  BAJA INC. V. LOS ANGELES MEDICAL MANAGEMENT CORP., EAST LOS ANGELES DOCTORS HOSPITAL FOUNDATION, INC.
  ROMERO (FORMERLY PAY) V. FOUNDATION HEALTH SYSTEMS, INC.
  SHANE V. FOUNDATION HEALTH SYSTEMS, INC.
  STATE OF CONNECTICUT V. PHYSICIANS HEALTH SERVICES, INC.
  ALBERT V. PHYSICIANS HEALTH SERVICES OF CONNECTICUT, INC.
  CALIFORNIA MEDICAL ASSOCIATION V. BLUE CROSS OF CALIFORNIA, INC., PACIFICARE HEALTH SYSTEMS, INC., PACIFICARE OPERATIONS, INC. AND FOUNDATION HEALTH SYSTEMS, INC.
  CONNECTICUT STATE MEDICAL SOCIETY V. PHYSICIANS HEALTH SERVICES OF CONNECTICUT, INC.
  KEVIN LYNCH, M.D. AND KAREN LAUGEL, M.D. V. PHYSICIANS HEALTH SERVICES OF CONNECTICUT, INC.
  LEONARD KLAY, M.D. V. PRUDENTIAL INS CO OF AMERICA, UNITED HEALTHCARE, AETNA, INC., AETNA US HEALTHCARE, CIGNA CORP., CONNECTICUT GENERAL CORP., FOUNDATION HEALTH SYSTEMS, INC., PACIFICARE HEALTH SYSTEMS AND WELLPOINT HEALTH NETWORKS, INC.
  MISCELLANEOUS PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  OTHER INFORMATION
  REVOLVING CREDIT FACILITY
  SHAREHOLDER RIGHTS PLAN
  CAUTIONARY STATEMENTS
  RECENT DEVELOPMENTS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  DIVIDENDS
  HOLDERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  1. FINANCIAL STATEMENTS
  2. FINANCIAL STATEMENT SCHEDULE
  3. EXHIBITS
INDEPENDENT AUDITORS' REPORT ON SCHEDULE
SUPPLEMENTAL SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES HEALTH NET, INC. (Amounts in thousands)
SIGNATURES