Form 10-Q
period 2001-03-31
HEALTH NET INC
filed 2001-05-15
CIK 916085

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

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

(818) 676-6000
Registrant's telephone number, including area code

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

    The number of shares outstanding of the registrant's Class A Common Stock as of May 8, 2001 was 122,980,494 (excluding 3,194,374 shares held as treasury stock) and no shares of Class B Common Stock were outstanding as of such date.

HEALTH NET, INC.

HEALTH NET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,242,651	$1,046,735
Investments—available for sale	483,833	486,902
Premiums receivable, net	200,389	174,654
Amounts receivable under government contracts	64,804	334,187
Deferred taxes	117,569	141,752
Reinsurance and other receivables	143,179	141,140
Other assets	70,245	74,184

Total current assets	2,322,670	2,399,554
Property and equipment, net	288,838	296,009
Goodwill and other intangible assets, net	859,380	863,419
Other noncurrent assets	108,265	111,134

Total Assets	$3,579,153	$3,670,116

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,247,598	$1,242,389
Unearned premiums	256,965	238,571
Notes payable and capital leases	3	49
Amounts payable under government contracts	766	972
Accounts payable and other liabilities	282,801	329,100

Total current liabilities	1,788,133	1,811,081
Notes payable and capital leases	646,450	766,450
Deferred taxes	10,430	8,635
Other noncurrent liabilities	23,903	22,819

Total Liabilities	2,468,916	2,608,985

Commitments and contingencies
Stockholders' Equity:
Common stock and additional paid-in capital	652,240	649,292
Retained earnings	553,639	511,224
Treasury Class A common stock, at cost	(95,831)	(95,831)
Accumulated other comprehensive income (loss)	189	(3,554)

Total Stockholders' equity	1,110,237	1,061,131

Total Liabilities and Stockholders' Equity	$3,579,153	$3,670,116

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	First Quarter Ended March 31,
	2001	2000
REVENUES
Health plan services premiums	$2,074,699	$1,787,976
Government contracts/Specialty services	388,090	388,980
Investment and other income	25,335	22,379

Total revenues	2,488,124	2,199,335

EXPENSES
Health plan services	1,767,394	1,522,518
Government contracts/Specialty services	273,035	254,663
Selling, general and administrative	339,578	319,097
Depreciation	16,972	16,880
Amortization	9,379	9,581
Interest	14,438	21,334

Total expenses	2,420,796	2,144,073
Income before income tax provision	67,328	55,262
Income tax provision	24,913	21,207

Net income	$42,415	$34,055

Basic and diluted earnings per share:
Basic	$0.35	$0.28

Diluted	$0.34	$0.28

Weighted average shares outstanding:
Basic	122,845	122,387
Diluted	125,283	122,449

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	First Quarter Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,415	$34,055
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	26,351	26,461
Other changes	631	3,198
Changes in assets and liabilities:
Premiums receivable	(25,735)	(2,950)
Unearned premiums	18,394	3,589
Other assets	25,643	47,533
Amounts receivable/payable under government contracts	269,177	(61,834)
Reserves for claims and other settlements	5,209	(46,290)
Accounts payable and other liabilities	(45,215)	(45,998)

Net cash provided by (used in) operating activities	316,870	(42,236)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales or maturities of investments	148,683	84,045
Purchases of investments	(139,911)	(60,630)
Net purchases of property and equipment	(9,850)	(4,831)
Other	(2,986)	(13,547)

Net cash (used in) provided by investing activities	(4,064)	5,037

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchases	3,150	297
Proceeds from issuance of notes and other financing arrangements	100,026	10,029
Repayment of debt and other liabilities	(220,066)	(16,632)

Net cash used in financing activities	(116,890)	(6,306)

Net increase (decrease) in cash and cash equivalents	195,916	(43,505)
Cash and cash equivalents, beginning of period	1,046,735	1,010,539

Cash and cash equivalents, end of period	$1,242,651	$967,034

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

    Health Net, Inc. (formerly named Foundation Health Systems, Inc., together with its subsidiaries, may be referred to hereafter as the Company, we, us or our) prepared the condensed consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by generally accepted accounting principles (GAAP) can be condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements. We made certain reclassifications to the 2000 condensed consolidated financial statements to conform to the 2001 presentation. These reclassifications did not change the 2000 net income or stockholders' equity as previously reported.

    We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results in accordance with GAAP. As these are condensed consolidated financial statements, one should also read our 2000 consolidated financial statements and notes included in our Form 10-K filed in March 2001.

    Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.  COMPREHENSIVE INCOME

    Our comprehensive income for the first quarter ended March 31 is as follows (amounts in thousands):

	2001	2000
Net income	$42,415	$34,055
Other comprehensive income (loss), net of tax:
Net change in unrealized appreciation (depreciation) on investments available for sale	3,743	(382)

Comprehensive income	$46,158	$33,673

3.  EARNINGS PER SHARE

    Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (all of which are comprised of stock options) outstanding during the periods presented; no adjustment to net income is required. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method. There were 2,438,000 and 62,000 shares of dilutive common stock equivalents for the first quarter ended March 31, 2001 and 2000, respectively.

    Options to purchase an aggregate of 8,786,000 and 10,549,000 shares of common stock during the first quarter ended March 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

4.  SEGMENT INFORMATION

    Our segment information for the first quarter ended March 31, 2001 and 2000 is as follows (amounts in thousands):

	Health Plan Services	Government Contracts/ Specialty Services	Corporate and Other	Total
First Quarter Ended March 31, 2001
Revenues from external sources	$2,074,699	$388,090	—	$2,462,789
Intersegment revenues	—	14,884	—	14,884
Income (loss) before income taxes	87,620	10,133	$(30,425)	67,328
First Quarter Ended March 31, 2000
Revenues from external sources	$1,787,976	$388,980	—	$2,176,956
Intersegment revenues	—	16,646	—	16,646
Income (loss) before income taxes	67,573	20,698	$(33,009)	55,262

    We made certain reclassifications to the 2000 amounts to conform to the 2001 presentation.

5.  DIVESTITURES AND OTHER INVESTMENTS

    In January 2001, we entered into a definitive agreement to sell our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc., to Florida Health Plan Holdings II, LLC for $48 million, consisting of $23 million in cash and $25 million in a secured five-year note bearing 8 percent interest. The transaction is expected to close in the second quarter ending June 30, 2001 and is subject to regulatory approvals and other customary conditions of closing. We have also agreed to sell the corporate facility building used by our Florida health plan under defined terms which require us to finance the sale over five years.

    Throughout 2000 and the first quarter ended March 31, 2001, we have provided funding in the amount of approximately $4.2 million to MedUnite, Inc., an independent company, funded and organized by seven major managed health care companies. MedUnite, Inc. is designed to provide on-line internet provider connectivity services including eligibility information, referrals, authorizations, claims submission and payment. The funded amounts are included in other noncurrent assets.

6.  LEGAL PROCEEDINGS

SUPERIOR NATIONAL INSURANCE GROUP, INC.

    We and our former wholly owned subsidiary, Foundation Health Corporation (FHC), which merged into the Company in January 2001, were named in an adversary proceeding, Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc. (M&R), filed on April 28, 2000, in the United States Bankruptcy Court for the Central District of California, case number SV00-14099GM. The lawsuit relates to the 1998 sale of Business Insurance Group, Inc., (BIG) a holding company of workers' compensation companies operating primarily in California, by FHC to Superior National Insurance Group, Inc. (Superior).

    On March 3, 2000, the California Department of Insurance seized BIG and Superior's other California insurance subsidiaries. On April 26, 2000, Superior filed for bankruptcy. Two days later, Superior filed its lawsuit against us, FHC and M&R. Superior alleges in the lawsuit that:

  •
  the BIG transaction was a fraudulent transfer under federal and California bankruptcy laws in that Superior did not receive reasonably equivalent value for the $285 million in consideration paid for BIG;

  •
  we, FHC and M&R defrauded Superior by making misstatements as to the adequacy of BIG's reserves;

  •
  Superior is entitled to rescind its purchase of BIG;

  •
  Superior is entitled to indemnification for losses it allegedly incurred in connection with the BIG transaction;

  •
  FHC breached the Stock Purchase Agreement; and

  •
  we and FHC were guilty of California securities laws violations in connection with the sale of BIG.

    Superior seeks $300 million in compensatory damages, unspecified punitive damages and the costs of the action, including attorneys' fees.

    On August 1, 2000, a motion filed by us and FHC to remove the lawsuit from the jurisdiction of the Bankruptcy Court to the United States District Court for the Central District of California was granted. The lawsuit is now pending in the District Court under case number SACV00-0658 GLT. The parties are currently engaged in discovery.

    We intend to defend ourselves vigorously in this litigation.

FPA MEDICAL MANAGEMENT, INC.

    Since May 1998, several complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. (FPA) at various times between February 3, 1997 and May 15, 1998. The complaints name as defendants FPA, certain of FPA's auditors, us and certain of our former officers. The complaints allege that we and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between us and FPA, about FPA's business and about our 1997 sale of FPA common stock held by us. All claims against our former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. We have filed a motion to dismiss all claims asserted against us in the consolidated federal class actions but have not formally responded to the other complaints. We intend to vigorously defend the actions.

BAJA INC. V. LOS ANGELES MEDICAL MANAGEMENT CORP., EAST LOS ANGELES DOCTORS HOSPITAL FOUNDATION, INC.

    In September 1983, a lawsuit was filed in Los Angeles Superior Court by Baja Inc. against East Los Angeles Doctors Hospital Foundation, Inc. (Hospital) and Century Medicorp (Century) arising out of a multi-phase written contract for operation of a pharmacy at the Hospital during the period September 1978 through September 1983. In October 1992, Foundation Health Corporation, which later became a subsidiary of ours, acquired the Hospital and Century. FHC continued the vigorous defense of this action. In August 1993, the court awarded Baja $549,532 on a portion of its claim. In December 1994, the court concluded that Baja also could seek certain additional damages subject to proof. On July 5, 1995, the court awarded Baja an additional $1,015,173 (plus interest) in lost profits damages. In October 1995, both of the parties appealed. The Court of Appeal reversed portions of the judgment, directing the trial court to conduct additional hearings on Baja's damages. In January 2000, after further proceedings on the issue of Baja's lost profits, the court awarded Baja $4,996,019 in addition to the previous amounts, plus prejudgment interest. We have satisfied substantially all of the judgment, and the parties recently resolved their remaining issues related to the interest awarded on the judgment, which we had been appealing.

ROMERO (FORMERLY PAY) V. FOUNDATION HEALTH SYSTEMS, INC.

    On November 22, 1999, a complaint was filed in the United States District Court for the Southern District of Mississippi in a lawsuit entitled Pay v. Foundation Health Systems, Inc. (2:99CV329). The complaint seeks certification of a nationwide class action and alleges that cost containment measures used by our health maintenance organizations, preferred provider organizations and point-of-service health plans violate provisions of the federal Racketeer Influenced and Corrupt Organizations Act (RICO) and the federal Employee Retirement Income Security Act (ERISA). The action seeks unspecified damages and injunctive relief.

    The case was stayed on January 25, 2000, pending the resolution of various procedural issues involving similar actions filed against Humana Inc. On June 23, 2000, the plaintiffs filed amended complaints in a Humana action that had been consolidated pursuant to the multi-district litigation statute in the Southern District of Florida to add claims against other managed care organizations, including us. On October 23, 2000, the court allowed the plaintiffs to further amend the complaint against us to add two new named plaintiffs and withdraw the originally named plaintiff, Kerrie Pay, from the action. Consequently, this case will now be entitled Romero v. Foundation Health Systems, Inc. On October 23, 2000, the Judicial Panel on Multi-District Litigation ruled that the action originally filed against us in the Southern District of Mississippi should be consolidated, for purposes of pre-trial proceedings only, with other cases pending against managed care organizations in the United States District Court for the Southern District of Florida in Miami. We have filed a motion to dismiss the case. Briefing on the motion to dismiss has been completed and the matter is currently pending before the court. Preliminary discovery and briefing regarding the plaintiff's motion for class certification has also been completed. On April 13, 2001, the court, on its own initiative, canceled the class certification hearing that had been scheduled for May 8, 2001. We intend to vigorously defend the action.

SHANE V. FOUNDATION HEALTH SYSTEMS, INC.

    On August 17, 2000, a complaint was filed in the United States District Court for the Southern District of Florida in a lawsuit entitled Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (00-1334-MD). The complaint seeks certification of a nationwide class action on behalf of physicians and alleges that the defendant managed care companies' methods of reimbursing physicians violate provisions of RICO, ERISA, certain federal regulations and various state laws. The action seeks unspecified damages and injunctive relief. On September 22, 2000, we filed a motion to dismiss, or in the alternative to compel arbitration. On December 11, 2000, the court granted in part and denied in part our motion to compel arbitration. Under the court's December arbitration order, plaintiff Dennis Breen, the single named plaintiff to allege a direct contractual relationship with us, was compelled to arbitrate his direct claims against us. We have filed an appeal in the United States Court of Appeals for the 11th Circuit seeking to overturn the portion of the district court's December ruling that did not order certain claims to arbitration. On April 26, 2001, the court modified its December arbitration order and is now retaining jurisdiction over certain direct claims of plaintiff Breen relating to a single contract. On March 2, 2001, the District Court for the Southern District of Florida issued an order granting the dismissal of certain claims with prejudice and the dismissal of certain other claims without prejudice, and denying the dismissal of certain claims. On March 26, 2001, a consolidated amended complaint was filed in this action against managed care companies, including us. This consolidated complaint adds new plaintiffs, including Leonard Klay and the California Medical Association (who, as set forth below, had previously filed claims against the Company), and has, in addition to revising the pleadings of the original claims, added a claim under the California Business and Professions Code. On May 1, 2001, we filed a motion to compel arbitration of the claims of all individual plaintiffs that allege to have treated persons insured by us. On that same date, we filed a motion to dismiss the action. Preliminary discovery and briefing regarding the plaintiffs' motion for class certification has taken place. On May 7, 2001, the court heard oral argument on class certification issues. On May 9, 2001, the court entered a scheduling order permitting further discovery. We intend to vigorously defend the action.

STATE OF CONNECTICUT V. PHYSICIANS HEALTH SERVICES, INC.

    Physicians Health Services, Inc. (PHS), a subsidiary of ours, was sued on December 14, 1999 in the United States District Court in Connecticut by the Attorney General of Connecticut, Richard Blumenthal, acting on behalf of a group of state residents. The lawsuit was premised on ERISA, and alleged that PHS violated its duties under that Act by managing its prescription drug formulary in a manner that served its own financial interest rather than those of plan beneficiaries. The suit sought to have PHS revamp its formulary system, and to provide patients with written denial notices and instructions on how to appeal. PHS filed a motion to dismiss which asserted that the state residents the Attorney General purported to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that his office lacked standing to bring the suit and that the allegations failed to state a claim under ERISA. On July 12, 2000, the court granted PHS' motion and dismissed the action. The State of Connecticut has appealed the dismissal and argument on the appeal was held before the United States Court of Appeals for the Second Circuit on May 1, 2001. We intend to vigorously defend the action.

    Meanwhile, on September 7, 2000, the Attorney General of Connecticut, Richard Blumenthal, filed another lawsuit against Physicians Health Services of Connecticut, Inc. (PHS-CT). This new suit also names Foundation Health Systems, Inc., Anthem Blue Cross and Blue Shield of CT, Anthem Health Plans, Inc., CIGNA Healthcare of CT, Inc., Oxford Health Plans of CT, Inc. as defendants, and asserts claims against PHS-CT and us that are similar, if not identical, to those asserted in the previous lawsuit that was dismissed on July 12, 2000. On November 30, 2000, the clerk of the Judicial Panel on Multi-District Litigation entered an order conditionally transferring this case to the United States District Court for the Southern District of Florida to be consolidated for pretrial proceedings only with the other cases against managed care organizations pending in that court. The clerk of the Judicial Panel on Multi-District Litigation stayed the conditional transfer order on December 15, 2000 pending briefing and argument concerning whether transfer is appropriate. On April 17, 2001, the Judicial Panel on Multi-district Litigation transferred this action to the Southern District of Florida for coordinated or consolidated pretrial proceedings. We intend to vigorously defend the action.

ALBERT V. PHYSICIANS HEALTH SERVICES OF CONNECTICUT, INC.

    On September 7, 2000, a complaint was filed in the United States District Court for the District of Connecticut in a lawsuit entitled Albert v. CIGNA Healthcare of Connecticut, Inc., et al. (including Physicians Health Services of Connecticut, Inc. and Foundation Health Systems, Inc.) (300CV1717-CJS). The complaint seeks certification of a nationwide class action and alleges that the defendant managed care companies' various practices violate provisions of ERISA. The action seeks unspecified damages and injunctive relief. On November 30, 2000, the clerk of the Judicial Panel on Multi-District Litigation entered an order conditionally transferring this case to the United States District Court for the Southern District of Florida to be consolidated for pre-trial proceedings only with the other cases against managed care organizations pending in that court. The clerk of the Judicial Panel on Multi-District Litigation stayed the conditional transfer order on December 18, 2000 pending briefing and argument concerning whether transfer is appropriate. On March 20, 2001, the Judicial Panel on Multi-district Litigation transferred this action to the Southern District of Florida for coordinated or consolidated pretrial proceedings. We intend to vigorously defend the action.

CALIFORNIA MEDICAL ASSOCIATION V. BLUE CROSS OF CALIFORNIA, INC., PACIFICARE HEALTH SYSTEMS, INC., PACIFICARE OPERATIONS, INC. AND FOUNDATION HEALTH SYSTEMS, INC.

    In May 2000, the California Medical Association filed a lawsuit, purportedly on behalf of its member physicians, in the United States District Court for the Northern District of California against several managed care organizations, including the Company, entitled California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. The plaintiff alleges that the manner in which the defendants contract and interact with its member physicians violates provisions of RICO. The action seeks declaratory and injunctive relief, as well as costs and attorneys' fees. We filed a motion to dismiss the action on various grounds. In August 2000, plaintiffs in other actions pending against different managed care organizations petitioned the Judicial Panel on Multi-District Litigation to consolidate the California action with the other actions in the U.S. District Court for the Northern District of Alabama. In light of the pending petition, the California court stayed the action and the hearing on the Company's motion to dismiss the complaint for ninety days pending a determination of the petition to consolidate. On October 23, 2000, the Judicial Panel on Multi-District Litigation ruled that this case should be consolidated, for purposes of pre-trial proceedings only, with other cases pending against managed care organizations in the United States District Court for the Southern District of Florida in Miami. On February 22, 2000, the California Medical Association filed an amended complaint in the Southern District of Florida adding claims under certain federal regulations and the California Business and Professions Code. As set forth above, on March 26, 2001, the California Medical Association was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action. We intend to vigorously defend the action.

CONNECTICUT STATE MEDICAL SOCIETY V. PHYSICIANS HEALTH SERVICES OF CONNECTICUT, INC.

    On February 14, 2001, the Connecticut State Medical Society (CSMS) filed a complaint in Connecticut State Court against Physicians Health Services of Connecticut, Inc. alleging violations of the Connecticut Unfair Trade Practices Act. The complaint alleges that PHS-CT engaged in conduct that was designed to delay, deny, impede and reduce lawful reimbursement to physicians who rendered medically necessary health care services to PHS-CT health plan members. The complaint, which is similar to others filed against us and other managed care companies, seeks declaratory and injunctive relief. On March 13, 2001, the Company removed this action to federal court. On March 28, 2001, the plaintiffs moved to remand the action to state court. On April 19, 2001, we filed with the Judicial Panel on Multi-district Litigation our motion to transfer this case to the Southern District of Florida for consolidated pretrial proceedings with the managed care litigation already pending there. On April 25, 2001, we filed our opposition to the plaintiffs' motion for remand. On April 27, 2001, the court consolidated this action and Lynch v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint, but intends to vigorously defend the action.

KEVIN LYNCH, M.D. AND KAREN LAUGEL, M.D. V. PHYSICIANS HEALTH SERVICES OF CONNECTICUT, INC.

    On February 14, 2001, a purported class action lawsuit was filed in Connecticut State Court against Physicians Health Services of Connecticut, Inc. by Kevin Lynch, M.D. and Karen Laugel, M.D. on behalf of physicians members of the Connecticut State Medical Society who provide health care services to PHS-CT health plan members pursuant to provider service contracts. The complaint alleges that PHS-CT engaged in improper, unfair and deceptive practices by denying, impeding and/or delaying lawful reimbursement to physicians. The complaint, similar to the complaint referred to above filed against PHS-CT on the same day by the Connecticut State Medical Society, seeks declaratory and injunctive relief, and damages. On March 13, 2001, we removed this action to federal court. On March 28, 2001, the plaintiffs moved to remand the action to state court. On April 19, 2001, we filed with the Judicial Panel on Multi-district Litigation our motion to transfer this case to the Southern District of Florida for consolidated pretrial proceedings with the managed care litigation already pending there. On April 25, 2001, we filed our opposition to the plaintiffs' motion for remand. On April, 27, 2001, the court consolidated this action and CSMS v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint, but intends to vigorously defend the action.

LEONARD KLAY, M.D. V. PRUDENTIAL INS CO OF AMERICA, UNITED HEALTHCARE, AETNA, INC., AETNA US HEALTHCARE, CIGNA CORP., CONNECTICUT GENERAL CORP., FOUNDATION HEALTH SYSTEMS, INC., PACIFICARE HEALTH SYSTEMS AND WELLPOINT HEALTH NETWORKS, INC.

    On February 22, 2001, a purported class action complaint was filed in the United States District Court for the Southern District of Florida against several managed care companies, including us, on behalf of individual physicians in California who provided health care services to members of the defendants' health plans. The complaint alleges violations of RICO, ERISA, certain federal regulations, the California Business and Professions Code and certain state common law doctrines, and seeks declaratory and injunctive relief, and damages. As set forth above, on March 26, 2001, Leonard Klay was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action. We intend to vigorously defend the action.

MISCELLANEOUS PROCEEDINGS

    We and certain of our subsidiaries are also parties to various other legal proceedings, many of which involve claims for coverage encountered in the ordinary course of our business. Based in part on advice from our litigation counsel and upon information presently available, management is of the opinion that the final outcome of all such proceedings should not have a material adverse effect upon our results of operations or financial condition.

7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) issued the following Statements of Financial Accounting Standards (SFAS) that are effective in 2000 or 2001:

  •
  In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125)." SFAS No. 140 provides accounting standards that are based on consistent application of financial-components approach that focuses on control. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for related disclosures for fiscal years ending after December 15, 2000. We do not expect the adoption of SFAS No. 140 to have a material effect on our consolidated financial position or results of operations.

  •
  In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Interpretation No. 44 provides guidance on certain implementation issues related to Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Interpretation No. 44 was effective July 1, 2000 and did not have an impact on our consolidated financial position or results of operations.

  •
  In December 1999, the Securities and Exchange Commission issued, then subsequently amended, Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101, as amended, provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We adopted SAB 101 effective October 1, 2000. The adoption of SAB 101 did not have a material effect on our consolidated financial position or results of operations.

  •
  In June 1998, the FASB issued, then subsequently amended, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. We adopted SFAS No. 133, as amended, effective January 1, 2001. The adoption of SFAS No. 133 had no effect on our consolidated financial position or results of operations.

8.  SUBSEQUENT EVENTS

    On April 12, 2001, we completed an offering of $400 million aggregate principal amount of 8.375 percent Senior Notes due in April 2011. The net proceeds of $395.1 million from the Senior Notes will be used to repay outstanding borrowings under our existing revolving credit facility.

    In April 2001, we negotiated a non-binding term sheet for two new revolving syndicated credit facilities, with Bank of America, N.A. as administrative agent, that would replace our existing credit facility. The new facilities, providing for an aggregate of $700 million in borrowings, would consist of a $175 million 364-day facility and a $525 million five-year facility.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Health Net, Inc. (formerly named Foundation Health Systems, Inc., together with its subsidiaries, may be referred to herein as the Company, we, us or our) is an integrated managed care organization which administers the delivery of managed health care services. Through our subsidiaries, we offer group, individual, Medicaid and Medicare health maintenance organization (HMO), point of service (POS) and preferred provider organization (PPO) plans; government sponsored managed care plans; and managed care products related to administration and cost containment, behavioral health, dental, vision and pharmaceutical products and other services.

    We currently operate within two segments: Health Plan Services and Government Contracts/Specialty Services. Effective January 1, 2000, as a result of certain divestitures, we consolidated and reorganized our Health Plan Services segment into two regional divisions:

  •
  Northeast Division (consisting of Connecticut, Florida, New Jersey, New York, Ohio, Pennsylvania and West Virginia),
  •
  Western Division (consisting of Arizona, California and Oregon).

    In 2000, we decided to exit the Ohio, West Virginia and Western Pennsylvania markets and provided notice of our intention to withdraw from these service areas to the appropriate regulators. As of February 2001, we no longer had any members in these markets.

    In January 2001, we entered into a definitive agreement to sell our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc., to Florida Health Plan Holdings II, LLC for $48 million, consisting of $23 million in cash and $25 million in a secured five-year note bearing 8 percent interest. The transaction is expected to close in the second quarter ending June 30, 2001 and is subject to regulatory approvals and other customary conditions of closing. We have also agreed to sell the corporate facility building used by our Florida health plan under defined terms which require us to finance the sale over five years.

    As of March 31, 2001, we had membership in the following discontinued plans: Florida and Washington.

    We are one of the largest managed health care companies in the United States, with approximately 4.1 million at-risk and administrative services only (ASO) members in our Health Plan Services segment. We also own health and life insurance companies licensed to sell PPO, POS and indemnity products, as well as certain auxiliary non-health products such as life and accidental death and disability insurance in 35 states and the District of Columbia.

    Our Government Contracts/Specialty Services segment administers large multi-year managed health care government contracts. Certain components of these contracts, including administrative and assumption of health care risk, are subcontracted to affiliated and unrelated third parties. We administer health care programs covering approximately 1.5 million eligible individuals under TRICARE. We have three TRICARE contracts that cover Alaska, Arkansas, California, Hawaii, Oklahoma, Oregon, Washington and parts of Arizona, Idaho, Louisiana and Texas. The Department of Defense extended all three contracts in 2000 for periods up to two years. Through this segment, we also offer behavioral health, dental and vision services as well as employee and occupational services comprising managed care products related to bill review, administration and cost containment for hospitals, health plans and other entities.

    This discussion and analysis and other portions of this Form 10-Q contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans,"

"expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the risks discussed in the "Cautionary Statements" section and other portions of our most recent Annual Report on Form 10-K filed with the SEC and the risks discussed in our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Except as required by law, we undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

CONSOLIDATED OPERATING RESULTS

    Our net income for the first quarter ended March 31, 2001 was $42.4 million, or $0.35 per basic share and $0.34 per diluted share, compared to net income for the same period in 2000 of $34.1 million or $0.28 per basic and diluted share.

    The table below and the discussions that follows summarize our financial performance for the first quarter ended March 31, 2001 and 2000.

	First Quarter Ended March 31,
	2001	2000
	(Amounts in thousands, except per member per month data)
Revenues:
Health plan services premiums	$2,074,699	$1,787,976
Government contracts/Specialty services	388,090	388,980
Investment and other income	25,335	22,379

Total revenues	2,488,124	2,199,335

Expenses:
Health plan services	1,767,394	1,522,518
Government contracts/Specialty services	273,035	254,663
Selling, general and administrative	339,578	319,097
Depreciation	16,972	16,880
Amortization	9,379	9,581
Interest	14,438	21,334

Total expenses	2,420,796	2,144,073
Income before income tax provision	67,328	55,262
Income tax provision	24,913	21,207

Net income	$42,415	$34,055

Health Plan Services medical care ratio (MCR)	85.2%	85.2%
Government Contracts/Specialty Services MCR	70.4%	65.5%
Administrative (SG&A + Depreciation) ratio	14.5%	15.4%
Health plan premiums per member per month	$168.50	$152.37
Health plan services per member per month	$146.40	$132.61

Enrollment Information

    The table below summarizes our enrollment information for the first quarter ended March 31, 2001 and 2000.

	March 31,
			Percent Change
	2001	2000
	(Enrollees in Thousands)
Health Plan Services:
Commercial	2,953	2,763	6.9%
Medicare	224	224	—
Medicaid	691	580	19.1%

Continuing plans	3,868	3,567	8.4%
Discontinued plans	175	194	(9.8)%

Total Health Plan Services	4,043	3,761	7.5%

Government Contracts:
TRICARE PPO and Indemnity	556	624	(10.9)%
TRICARE HMO	907	871	4.1%

Total Government Contracts	1,463	1,495	(2.1)%

ASO	80	85	(5.9)%

    The following discussion on enrollment changes relates to our continuing plans only and excludes our discontinued plans. Discontinued plans include Colorado, Florida and Washington. As of March 31, 2001, we had membership in Florida and Washington. We no longer had any membership in Colorado as of March 31, 2001. Membership in these plans is expected to decline as the operations in these plans continue to wind down.

    Commercial membership increased 6.9% to 3.0 million members at March 31, 2001 compared to 2.8 million members at March 31, 2000 primarily due to the following:

  •
  11.3% increase in California primarily in small business and mid-market sales of POS products, and
  •
  12.3% increase in New York primarily in mid-market HMO group products.

    Medicare membership remained at a constant level across all markets at March 31, 2001 compared to March 31, 2000.

    Medicaid membership increased 19.1% to 691,000 members at March 31, 2001 compared to 580,000 members at March 31, 2000 primarily due to increased sales of children health programs in California, particularly the Healthy Families program.

    Government contracts covered approximately 1.5 million eligible individuals under the TRICARE program at March 31, 2001 and 2000. Dependents of active-duty military personnel and retirees and their dependents are automatically eligible to receive benefits under the TRICARE program. Any changes in the enrollment reflect the timing of when the individuals become eligible.

Health Plan Services Premiums

    Health Plan Services premiums increased $286.7 million or 16.0% for the first quarter ended March 31, 2001 compared to the same period in 2000 primarily due to the following:

  •
  10.6% increase in per member per month (PMPM) premiums due to rate increases, and

  •
  7.5% increase in net membership.

Government Contracts/Specialty Services Revenues

    Government Contracts/Specialty Services revenues decreased $1.0 million or 0.2% for the first quarter ended March 31, 2001 compared to the same period in 2000 primarily due to the following:

  •
  Decrease in revenues from the mental health portion of the TRICARE contracts shifting to risk-sharing consistent with the overall contract, offset by
  •
  Increase in revenues from TRICARE contracts from higher health care costs resulting in higher risk share revenues from the government and increased change orders.

Investment and Other Income

    Investment and other income increased $3.0 million or 13.2% for the first quarter ended March 31, 2001 compared to the same period in 2000. The increase was due to higher investment yields combined with higher investable assets.

Health Plan Services Medical Care Ratio (MCR)

    Health Plan Services costs rose 10.4% on PMPM basis in the first quarter ended March 31, 2001 compared to the same period in 2000. This increase includes a 9% increase in pharmacy costs on a PMPM basis compared to the same period in 2000. The medical care ratio for the first quarter ended March 31, 2001 remained unchanged at 85.2% compared to the same period in 2000 due to the increase in Health Plan Services costs being offset by a similar increase in Health Plan Services premiums.

Government Contracts/Specialty Services MCR

    Government Contracts/Specialty Services MCR increased to 70.4% in the first quarter ended March 31, 2001 compared to 65.5% for the same period in 2000. This increase is primarily due to the following:

  •
  Decrease in revenues from the mental health portion of the TRICARE contracts shifting to risk-sharing consistent with the overall contract, and
  •
  Increased benefit payments from our behavioral health care subsidiary due to mental health parity provisions for new business.

Selling, General and Administrative (SG&A) Expenses

    The administrative expense ratio (SG&A and depreciation as a percentage of Health Plan premiums and Government Contracts/Specialty Services revenues) decreased to 14.5% for the first quarter ended March 31, 2001 from 15.4% for the same period in 2000. This decrease is primarily attributable to our ongoing efforts to control our SG&A expenses.

Amortization and Depreciation

    Amortization and depreciation expense for the first quarter ended March 31, 2001 was relatively consistent compared to the same period in 2000.

Interest Expense

    Interest expense decreased by $6.9 million or 32.3% for the first quarter ended March 31, 2001 compared to the same period in 2000. This decrease reflects the $386.6 million decline in long-term debt to $646.5 million as of March 31, 2001 from $1,033.1 million as of March 31, 2000. We used the net proceeds of $284 million, after certain payments to vendors, from our global settlement of the outstanding TRICARE receivables to paydown our long-term debt.

Income Tax Provision

    The effective income tax rate was 37.0% for the first quarter ended March 31, 2001 compared with 38.4% for the same period in 2000. The rate declined primarily due to tax minimization strategies.

    The effective tax rate of 37.0% differed from the statutory federal tax rate of 35.0% due primarily to state income taxes, goodwill amortization, and tax-exempt investment income.

IMPACT OF INFLATION AND OTHER ELEMENTS

    The managed health care industry is labor intensive and its profit margin is low, so it is especially sensitive to inflation. Increases in medical expenses or contracted medical rates without corresponding increases in premiums could have a material adverse effect on us.

    Federal and state legislators continue to propose various legislative initiatives regarding the health care industry. If federal or state legislatures enact further health care reform or similar legislation, the legislation could affect us. Management cannot at this time predict the specifics of any of these initiatives, whether federal or state legislatures will enact any of these initiatives or, if enacted, how any of these initiatives will financially impact us.

    Our ability to expand our business depends, in part, on competitive premium pricing and our ability to secure cost-effective contracts with providers. Achieving these objectives is becoming increasingly difficult due to the competitive environment. In addition, our profitability depends, in part, on our ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, regulatory changes, increased cost of medical services, utilization, new technologies and drugs, hospital costs, major epidemics and numerous other external influences may affect our operating results. Accordingly, past financial performance is not necessarily a reliable indicator of future performance. Investors should not use historical records to anticipate results or future period trends.

    Our HMO and insurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for expenses with respect to reported and unreported claims incurred. These reserves are estimates of future payments and are based on various assumptions. External forces such as changes in the rate of inflation, the regulatory environment, medical costs and other factors may affect reserves. Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. Reserve estimates in the past have been, and in the future may be, too high or too low. Future loss development or governmental regulators could require reserves for prior periods to be increased, which would adversely impact earnings in future periods. In light of present facts and current legal interpretations, management believes that adequate provisions have been made for claims and loss reserves.

    Our California HMO subsidiary contracts with providers in California primarily through capitation fee arrangements. Our HMO subsidiaries in other areas contract with providers, to a lesser degree, through capitation fee arrangements. Under a capitation fee arrangement, our subsidiary pays the provider a fixed amount per member on a regular basis and the provider accepts the risk of the frequency and cost of member utilization of services. The inability of providers to properly manage costs under capitation arrangements can result in financial instability of such providers. Any financial instability of capitated providers could lead to claims for unpaid health care against our HMO subsidiaries, even though such subsidiaries have made their regular payments to the capitated providers. Depending on state law, our HMO subsidiaries may or may not be liable for such claims. In California, the issue of whether HMOs are liable for unpaid provider claims has not been definitively settled. The California agency that until July 1, 1999 acted as regulator of HMOs had issued a written statement to the effect that HMOs are not liable for such claims. However, there is currently ongoing litigation on the subject among providers and HMOs, including our California HMO subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Certain of our subsidiaries must maintain ratios of current assets to current liabilities pursuant to certain government contracts. We believe we are in compliance with these contractual and regulatory requirements in all material respects.

    We believe that cash from operations, existing working capital, lines of credit, and funds from planned divestitures of business are adequate to fund existing obligations, introduce new products and services, and continue to develop health care-related businesses.

    We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes through additional debt or equity, the sale of investment securities or otherwise.

    On April 12, 2001, we completed our offering of $400 million aggregate principal amount of 8.375% (or an all-in cost rate of 8.54%) Senior Notes due in April 2011. The net proceeds of $395.1 million from the Senior Notes will be used to repay outstanding borrowings under our existing revolving credit facility.

    Government health care receivables are best estimates of payments that are ultimately collectible or payable. Since these amounts are subject to government audit, negotiation and appropriations, amounts ultimately collected may vary significantly from current estimates. Additionally, the timely collection of these receivables is also impacted by government audit and negotiation and could extend for periods beyond a year.

    In December 2000, our subsidiary, Health Net Federal Services, Inc., and the Department of Defense agreed to a settlement of approximately $389 million for outstanding receivables related to our three TRICARE contracts and for the completed contract for the Civilian Health and Medical Program of the Uniformed Services Reform Initiative. Approximately $60 million of the settlement amount was received in December 2000. The majority of the remaining settlement that was received on January 5, 2001 was used to reduce the amounts receivable under government contracts. The receivable items settled by this payment include change orders, bid price adjustments, equitable adjustments and claims. These receivables developed as a result of TRICARE health care costs rising faster than the forecasted health care cost trends used in the original contract bids, data revisions on formal contract adjustments, and routine contract changes for benefits. The settlement amount, after paying vendors, providers and amounts owed back to the government, will be applied to the continuing operating needs of the three TRICARE contracts and to reducing the outstanding balance of the revolving credit facility.

    In January 2001, we entered into a definitive agreement to sell our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc., to Florida Health Plan Holdings II, LLC for $48 million, consisting of $23 million in cash and $25 million in a secured five-year note bearing 8 percent interest. The transaction is expected to close in the second quarter ending June 30, 2001 and is subject to regulatory approvals and other customary conditions of closing. We have also agreed to sell the corporate facility building used by our Florida health plan under defined terms which require us to finance the sale over five years.

Operating Cash flows

    Net cash provided by operating activities was $316.9 million for the first quarter ended March 31, 2001 compared to net cash used by operating activities of $42.2 million for the same period in 2000. This change was primarily due to the net proceeds of $284 million, after certain payments to vendors, from our global settlement of the outstanding TRICARE receivables.

Investing Activities

    Net cash used in investing activities was $4.1 million during the first quarter ended March 31, 2001 as compared to net cash provided by investing activities of $5.0 million during the same period in 2000. This change was primarily due to a decrease in net proceeds from sales or maturities of investments and an increase in purchases of property and equipment associated with e-business initiatives.

    Throughout 2000 and the first quarter of 2001, we provided funding in the amount of approximately $4.2 million to MedUnite, Inc., an independent company, funded and organized by seven major managed health care companies. MedUnite, Inc. is designed to provide on-line internet provider connectivity services including eligibility information, referrals, authorizations, claims submission and payment. The funded amounts are included in other noncurrent assets.

    During 2000, we secured an exclusive e-business connectivity services contract from the Connecticut State Medical Society IPA, Inc. (CSMS-IPA) for $15.0 million. CSMS-IPA is an association of medical doctors providing health care primarily in Connecticut. The amounts paid to CSMS-IPA for this agreement are included in other noncurrent assets.

Financing Activities

    Net cash used in financing activities was $116.9 million during the first quarter ended March 31, 2001 as compared to $6.3 million during the same period in 2000. The change was due to an increase in the repayment of funds drawn under our $1.5 billion credit facility which was primarily funded by the TRICARE settlement amount received in January 2001.

    We have a $1.5 billion credit facility with Bank of America as administrative agent which was amended by amendments in April, July, and November 1998, March 1999 and in September 2000. All previous revolving credit facilities were terminated and rolled into the credit facility on July 8, 1997. At our election, and subject to customary covenants, loans are initiated on a bid or committed basis and carry interest at offshore or domestic rates, at the applicable LIBOR rate plus margin or the bank reference rate. Actual rates on borrowings under the credit facility vary, based on competitive bids and our unsecured credit rating at the time of the borrowing. As of March 31, 2001, we were in compliance with the financial covenants of the credit facility, as amended by the amendments. As of March 31, 2001, the maximum commitment level under the credit facility was approximately $1.36 billion, of which approximately $710 million remained available. The credit facility expires in July 2002, but it may be extended under certain circumstances for two additional years.

    In April 2001, we negotiated a non-binding term sheet for two new revolving syndicated credit facilities, with Bank of America, N.A. as administrative agent, that would replace our existing credit facility. The new facilities, providing for an aggregate of $700 million in borrowings, would consist of a $175 million 364-day facility and a $525 million five-year facility.

    On April 12, 2001, we completed our offering of $400 million aggregate principal amount of 8.375 percent Senior Notes due in April 2011. The net proceeds of $395.1 million from the Senior Notes will be used to repay outstanding borrowings under our existing revolving credit facility.

STATUTORY CAPITAL REQUIREMENTS

    Our subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. As necessary, we make contributions to our subsidiaries to meet risk-based capital requirements under state laws and regulations. We contributed $35.5 million to certain of our subsidiaries to meet capital requirements during the first quarter ended March 31, 2001. As of March 31, 2001, our subsidiaries were in compliance with all minimum capital requirements. In April 2001, we did not make any contributions to our subsidiaries.

    Effective January 1, 2001, certain of the states in which our regulated subsidiaries operate adopted the codification of statutory accounting principles. This means that the amount of capital contributions required to meet risk-based capital and minimum capital requirements may change. Any reduction in the statutory surplus as a result of adopting the codification of statutory accounting principles may require us to contribute additional capital to our subsidiaries to satisfy minimum statutory net worth requirements. As of March 31, 2001, the adoption of the codification of statutory accounting principles did not have a material impact on the amount of capital contributions required to meet risk-based capital and other minimum capital requirements.

    Legislation has been or may be enacted in certain states in which our subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders.

    As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends which can be paid by our insurance company subsidiaries to us without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. We believe that as of March 31, 2001, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 (HIPAA)

    In December 2000, the Department of Health and Human Services (DHHS) promulgated certain regulations under HIPAA related to the privacy of individually identifiable health information (protected health information or PHI). The new regulations require health plans, clearinghouses and providers to (a) comply with various requirements and restrictions related to the use, storage and disclosure of PHI, (b) adopt rigorous internal procedures to protect PHI and (c) enter into specific written agreements with business associates to whom PHI is disclosed. The regulations establish significant criminal penalties and civil sanctions for non-compliance. In addition, the regulations could expose us to additional liability for, among other things, violations by our business associates. In February 2001, the DHHS stated that the regulations in their current form would require compliance by April 2003. We believe that the costs required to comply with the regulations will be significant and may have a material adverse impact on our business or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to interest rate and market risk primarily due to our investing and borrowing activities. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and in equity prices. Interest rate risk is a consequence of maintaining fixed income investments. We are exposed to interest rate risks arising from changes in the level or volatility of interest rates, prepayment speeds and/or the shape and slope of the yield curve. In addition, we are exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer's credit rating or credit perception may affect the value of financial instruments.

    We have several bond portfolios to fund reserves. We attempt to manage the interest rate risks related to our investment portfolios by actively managing the asset/liability duration of our investment portfolios. The overall goal of the investment portfolios is to provide a source of liquidity and to support the ongoing operations of our business units. Our philosophy is to actively manage assets to maximize total return over a multiple-year time horizon, subject to appropriate levels of risk. Each business unit will have additional requirements with respect to liquidity, current income and contribution to surplus. We manage these risks by setting risk tolerances, targeting asset-class allocations, diversifying among assets and asset characteristics, and using performance measurement and reporting.

    We use a value-at-risk (VAR) model, which follows a variance/covariance methodology, to assess the market risk for our investment portfolio. VAR is a method of assessing investment risk that uses standard statistical techniques to measure the worst expected loss in the portfolio over an assumed portfolio disposition period under normal market conditions. The determination is made at a given statistical confidence level.

    We assumed a portfolio disposition period of 30 days with a confidence level of 95 percent for the 2001 computation of VAR. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $1.4 million as of March 31, 2001.

    Our calculated value-at-risk exposure represents an estimate of reasonably possible net losses that could be recognized on its investment portfolios assuming hypothetical movements in future market rates and are not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in our investment portfolios during the year. However, we believe that any loss incurred would be offset by the effects of interest rate movements on the respective liabilities, since these liabilities are affected by many of the same factors that affect asset performance; that is, economic activity, inflation and interest rates, as well as regional and industry factors.

    In addition, we have some interest rate market risk due to our borrowings. Notes payable, capital leases and other financing arrangements totaled $646.5 million at March 31, 2001 and the related average interest rate was 7.5% (which interest rate is subject to change pursuant to the terms of the Credit Facility). See a description of the Credit Facility under "Liquidity and Capital Resources." The table below presents the expected cash outflows of market risk sensitive instruments at March 31, 2001 and the $400 million senior notes offering completed on April 12, 2001. The $400 million Senior Notes have a bullet payment due in April 2011. These cash outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of March 31, 2001 and April 12, 2001 (amounts in millions).

	2001	2002	2003	2004	2005	Beyond	Total
Long-term floating rate borrowings:
Interest	$34.5	$18.7	$18.7	$18.7	$18.7	$28.1	$137.4
Principal	—	246.5	—	—	—	—	246.5

	34.5	265.2	18.7	18.7	18.7	28.1	383.9
Fixed-rate borrowings:
Interest	16.8	33.5	33.5	33.5	33.5	184.2	335.0
Principal	—	—	—	—	—	400.0	400.0

	16.8	33.5	33.5	33.5	33.5	584.2	735.0

Total Cash Outflows	$51.3	$298.7	$52.2	$52.2	$52.2	$612.3	$1,118.9

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SUPERIOR NATIONAL INSURANCE GROUP, INC.

    We and our former wholly owned subsidiary, Foundation Health Corporation (FHC), which merged into the Company in January 2001, were named in an adversary proceeding, Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc. (M&R), filed on April 28, 2000, in the United States Bankruptcy Court for the Central District of California, case number SV00-14099GM. The lawsuit relates to the 1998 sale of Business Insurance Group, Inc., (BIG), a holding company of workers' compensation companies operating primarily in California by FHC to Superior National Insurance Group, Inc. (Superior).

    On March 3, 2000, the California Department of Insurance seized BIG and Superior's other California insurance subsidiaries. On April 26, 2000, Superior filed for bankruptcy. Two days later, Superior filed its lawsuit against us, FHC and M&R. Superior alleges in the lawsuit that:

  •
  the BIG transaction was a fraudulent transfer under federal and California bankruptcy laws in that Superior did not receive reasonably equivalent value for the $285 million in consideration paid for BIG;

  •
  we, FHC and M&R defrauded Superior by making misstatements as to the adequacy of BIG's reserves;

  •
  Superior is entitled to rescind its purchase of BIG;

  •
  Superior is entitled to indemnification for losses it allegedly incurred in connection with the BIG transaction;

  •
  FHC breached the Stock Purchase Agreement; and

  •
  we and FHC were guilty of California securities laws violations in connection with the sale of BIG.

    Superior seeks $300 million in compensatory damages, unspecified punitive damages and the costs of the action, including attorneys' fees.

    On August 1, 2000, a motion filed by us and FHC to remove the lawsuit from the jurisdiction of the Bankruptcy Court to the United States District Court for the Central District of California was granted. The lawsuit is now pending in the District Court under case number SACV00-0658 GLT. The parties are currently engaged in discovery.

    We intend to defend ourselves vigorously in this litigation.

FPA MEDICAL MANAGEMENT, INC.

    Since May 1998, several complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. (FPA) at various times between February 3, 1997 and May 15, 1998. The complaints name as defendants FPA, certain of FPA's auditors, us and certain of our former officers. The complaints allege that we and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between us and FPA, about FPA's business and about our 1997 sale of FPA common stock held by us. All claims against our former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. We have filed a motion to dismiss all claims asserted against us in the consolidated federal class actions but have not formally responded to the other complaints. We intend to vigorously defend the actions.

BAJA INC. V. LOS ANGELES MEDICAL MANAGEMENT CORP., EAST LOS ANGELES DOCTORS HOSPITAL FOUNDATION, INC.

    In September 1983, a lawsuit was filed in Los Angeles Superior Court by Baja Inc. against East Los Angeles Doctors Hospital Foundation, Inc. (Hospital) and Century Medicorp (Century) arising out of a multi-phase written contract for operation of a pharmacy at the Hospital during the period September 1978 through September 1983. In October 1992, Foundation Health Corporation, which later became a subsidiary of ours, acquired the Hospital and Century. FHC continued the vigorous defense of this action. In August 1993, the court awarded Baja $549,532 on a portion of its claim. In December 1994, the court concluded that Baja also could seek certain additional damages subject to proof. On July 5, 1995, the court awarded Baja an additional $1,015,173 (plus interest) in lost profits damages. In October 1995, both of the parties appealed. The Court of Appeal reversed portions of the judgment, directing the trial court to conduct additional hearings on Baja's damages. In January 2000, after further proceedings on the issue of Baja's lost profits, the court awarded Baja $4,996,019 in addition to the previous amounts, plus prejudgment interest. We have satisfied substantially all of the judgment, and the parties recently resolved their remaining issues related to the interest awarded on the judgment, which we had been appealing.

ROMERO (FORMERLY PAY) V. FOUNDATION HEALTH SYSTEMS, INC.

    On November 22, 1999, a complaint was filed in the United States District Court for the Southern District of Mississippi in a lawsuit entitled Pay v. Foundation Health Systems, Inc. (2:99CV329). The complaint seeks certification of a nationwide class action and alleges that cost containment measures used by our health maintenance organizations, preferred provider organizations and point-of-service health plans violate provisions of the federal Racketeer Influenced and Corrupt Organizations Act (RICO) and the federal Employee Retirement Income Security Act (ERISA). The action seeks unspecified damages and injunctive relief.

    The case was stayed on January 25, 2000, pending the resolution of various procedural issues involving similar actions filed against Humana Inc. On June 23, 2000, the plaintiffs filed amended complaints in a Humana action that had been consolidated pursuant to the multi-district litigation statute in the Southern District of Florida to add claims against other managed care organizations, including us. On October 23, 2000, the court allowed the plaintiffs to further amend the complaint against us to add two new named plaintiffs and withdraw the originally named plaintiff, Kerrie Pay, from the action. Consequently, this case will now be entitled Romero v. Foundation Health Systems, Inc. On October 23, 2000, the Judicial Panel on Multi-District Litigation ruled that the action originally filed against us in the Southern District of Mississippi should be consolidated, for purposes of pre-trial proceedings only, with other cases pending against managed care organizations in the United States District Court for the Southern District of Florida in Miami. We have filed a motion to dismiss the case. Briefing on the motion to dismiss has been completed and the matter is currently pending before the court. Preliminary discovery and briefing regarding the plaintiff's motion for class certification has also been completed. On April 13, 2001, the court, on its own initiative, canceled the class certification hearing that had been scheduled for May 8, 2001. We intend to vigorously defend the action.

SHANE V. FOUNDATION HEALTH SYSTEMS, INC.

    On August 17, 2000, a complaint was filed in the United States District Court for the Southern District of Florida in a lawsuit entitled Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (00-1334-MD). The complaint seeks certification of a nationwide class action on behalf of physicians and alleges that the defendant managed care companies' methods of reimbursing physicians violate provisions of RICO, ERISA, certain federal regulations and various state laws. The action seeks unspecified damages and injunctive relief. On September 22, 2000, we filed a motion to dismiss, or in the alternative to compel arbitration. On December 11, 2000, the court granted in part and denied in part our motion to compel arbitration. Under the court's December arbitration order, plaintiff Dennis Breen, the single named plaintiff to allege a direct contractual relationship with us, was compelled to arbitrate his direct claims against us. We have filed an appeal in the United States Court of Appeals for the 11th Circuit seeking to overturn the portion of the district court's December ruling that did not order certain claims to arbitration. On April 26, 2001, the court modified its December arbitration order and is now retaining jurisdiction over certain direct claims of plaintiff Breen relating to a single contract. On March 2, 2001, the District Court for the Southern District of Florida issued an order granting the dismissal of certain claims with prejudice and the dismissal of certain other claims without prejudice, and denying the dismissal of certain claims. On March 26, 2001, a consolidated amended complaint was filed in this action against managed care companies, including us. This consolidated complaint adds new plaintiffs, including Leonard Klay and the California Medical Association (who, as set forth below, had previously filed claims against the Company), and has, in addition to revising the pleadings of the original claims, added a claim under the California Business and Professions Code. On May 1, 2001, we filed a motion to compel arbitration of the claims of all individual plaintiffs that allege to have treated persons insured by us. On that same date, we filed a motion to dismiss the action. Preliminary discovery and briefing regarding the plaintiffs' motion for class certification has taken place. On May 7, 2001, the court heard oral argument on class certification issues. On May 9, 2001, the court entered a scheduling order permitting further discovery. We intend to vigorously defend the action.

STATE OF CONNECTICUT V. PHYSICIANS HEALTH SERVICES, INC.

    Physicians Health Services, Inc. (PHS), a subsidiary of ours, was sued on December 14, 1999 in the United States District Court in Connecticut by the Attorney General of Connecticut, Richard Blumenthal, acting on behalf of a group of state residents. The lawsuit was premised on ERISA, and alleged that PHS violated its duties under that Act by managing its prescription drug formulary in a manner that served its own financial interest rather than those of plan beneficiaries. The suit sought to have PHS revamp its formulary system, and to provide patients with written denial notices and instructions on how to appeal. PHS filed a motion to dismiss which asserted that the state residents the Attorney General purported to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that his office lacked standing to bring the suit and that the allegations failed to state a claim under ERISA. On July 12, 2000, the court granted PHS' motion and dismissed the action. The State of Connecticut has appealed the dismissal and argument on the appeal was held before the United States Court of Appeals for the Second Circuit on May 1, 2001. We intend to vigorously defend the action.

    Meanwhile, on September 7, 2000, the Attorney General of Connecticut, Richard Blumenthal, filed another lawsuit against Physicians Health Services of Connecticut, Inc. (PHS-CT). This new suit also names Foundation Health Systems, Inc., Anthem Blue Cross and Blue Shield of CT, Anthem Health Plans, Inc., CIGNA Healthcare of CT, Inc., Oxford Health Plans of CT, Inc. as defendants, and asserts claims against PHS-CT and us that are similar, if not identical, to those asserted in the previous lawsuit that was dismissed on July 12, 2000. On November 30, 2000, the clerk of the Judicial Panel on Multi-District Litigation entered an order conditionally transferring this case to the United States District Court for the Southern District of Florida to be consolidated for pretrial proceedings only with the other cases against managed care organizations pending in that court. The clerk of the Judicial Panel on Multi-District Litigation stayed the conditional transfer order on December 15, 2000 pending briefing and argument concerning whether transfer is appropriate. On April 17, 2001, the Judicial Panel on Multi-district Litigation transferred this action to the Southern District of Florida for coordinated or consolidated pretrial proceedings. We intend to vigorously defend the action.

ALBERT V. PHYSICIANS HEALTH SERVICES OF CONNECTICUT, INC.

    On September 7, 2000, a complaint was filed in the United States District Court for the District of Connecticut in a lawsuit entitled Albert v. CIGNA Healthcare of Connecticut, Inc., et al. (including Physicians Health Services of Connecticut, Inc. and Foundation Health Systems, Inc.) (300CV1717-CJS). The complaint seeks certification of a nationwide class action and alleges that the defendant managed care companies' various practices violate provisions of ERISA. The action seeks unspecified damages and injunctive relief. On November 30, 2000, the clerk of the Judicial Panel on Multi-District Litigation entered an order conditionally transferring this case to the United States District Court for the Southern District of Florida to be consolidated for pre-trial proceedings only with the other cases against managed care organizations pending in that court. The clerk of the Judicial Panel on Multi-District Litigation stayed the conditional transfer order on December 18, 2000 pending briefing and argument concerning whether transfer is appropriate. On March 20, 2001, the Judicial Panel on Multi-district Litigation transferred this action to the Southern District of Florida for coordinated or consolidated pretrial proceedings. We intend to vigorously defend the action.

CALIFORNIA MEDICAL ASSOCIATION V. BLUE CROSS OF CALIFORNIA, INC., PACIFICARE HEALTH SYSTEMS, INC., PACIFICARE OPERATIONS, INC. AND FOUNDATION HEALTH SYSTEMS, INC.

    In May 2000, the California Medical Association filed a lawsuit, purportedly on behalf of its member physicians, in the United States District Court for the Northern District of California against several managed care organizations, including the Company, entitled California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. The plaintiff alleges that the manner in which the defendants contract and interact with its member physicians violates provisions of RICO. The action seeks declaratory and injunctive relief, as well as costs and attorneys' fees. We filed a motion to dismiss the action on various grounds. In August 2000, plaintiffs in other actions pending against different managed care organizations petitioned the Judicial Panel on Multi-District Litigation to consolidate the California action with the other actions in the U.S. District Court for the Northern District of Alabama. In light of the pending petition, the California court stayed the action and the hearing on the Company's motion to dismiss the complaint for ninety days pending a determination of the petition to consolidate. On October 23, 2000, the Judicial Panel on Multi-District Litigation ruled that this case should be consolidated, for purposes of pre-trial proceedings only, with other cases pending against managed care organizations in the United States District Court for the Southern District of Florida in Miami. On February 22, 2000, the California Medical Association filed an amended complaint in the Southern District of Florida adding claims under certain federal regulations and the California Business and Professions Code. As set forth above, on March 26, 2001, the California Medical Association was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action. We intend to vigorously defend the action.

CONNECTICUT STATE MEDICAL SOCIETY V. PHYSICIANS HEALTH SERVICES OF CONNECTICUT, INC.

    On February 14, 2001, the Connecticut State Medical Society (CSMS) filed a complaint in Connecticut State Court against Physicians Health Services of Connecticut, Inc. alleging violations of the Connecticut Unfair Trade Practices Act. The complaint alleges that PHS-CT engaged in conduct that was designed to delay, deny, impede and reduce lawful reimbursement to physicians who rendered medically necessary health care services to PHS-CT health plan members. The complaint, which is similar to others filed against us and other managed care companies, seeks declaratory and injunctive relief. On March 13, 2001, the Company removed this action to federal court. On March 28, 2001, the plaintiffs moved to remand the action to state court. On April 19, 2001, we filed with the Judicial Panel on Multi-district Litigation our motion to transfer this case to the Southern District of Florida for consolidated pretrial proceedings with the managed care litigation already pending there. On April 25, 2001, we filed our opposition to the plaintiffs' motion for remand. On April 27, 2001, the court consolidated this action and Lynch v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint, but intends to vigorously defend the action.

KEVIN LYNCH, M.D. AND KAREN LAUGEL, M.D. V. PHYSICIANS HEALTH SERVICES OF CONNECTICUT, INC.

    On February 14, 2001, a purported class action lawsuit was filed in Connecticut State Court against Physicians Health Services of Connecticut, Inc. by Kevin Lynch, M.D. and Karen Laugel, M.D. on behalf of physicians members of the Connecticut State Medical Society who provide health care services to PHS-CT health plan members pursuant to provider service contracts. The complaint alleges that PHS-CT engaged in improper, unfair and deceptive practices by denying, impeding and/or delaying lawful reimbursement to physicians. The complaint, similar to the complaint referred to above filed against PHS-CT on the same day by the Connecticut State Medical Society, seeks declaratory and injunctive relief, and damages. On March 13, 2001, we removed this action to federal court. On March 28, 2001, the plaintiffs moved to remand the action to state court. On April 19, 2001, we filed with the Judicial Panel on Multi-district Litigation our motion to transfer this case to the Southern District of Florida for consolidated pretrial proceedings with the managed care litigation already pending there. On April 25, 2001, we filed our opposition to the plaintiffs' motion for remand. On April 27, 2001, the court consolidated this action and CSMS v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint, but intends to vigorously defend the action.

LEONARD KLAY, M.D. V. PRUDENTIAL INS CO OF AMERICA, UNITED HEALTHCARE, AETNA, INC., AETNA US HEALTHCARE, CIGNA CORP., CONNECTICUT GENERAL CORP., FOUNDATION HEALTH SYSTEMS, INC., PACIFICARE HEALTH SYSTEMS AND WELLPOINT HEALTH NETWORKS, INC.

    On February 22, 2001, a purported class action complaint was filed in the United States District Court for the Southern District of Florida against several managed care companies, including us, on behalf of individual physicians in California who provided health care services to members of the defendants' health plans. The complaint alleges violations of RICO, ERISA, certain federal regulations, the California Business and Professions Code and certain state common law doctrines, and seeks declaratory and injunctive relief, and damages. As set forth above, on March 26, 2001, Leonard Klay was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action. We intend to vigorously defend the action.

MISCELLANEOUS PROCEEDINGS

    We and certain of our subsidiaries are also parties to various other legal proceedings, many of which involve claims for coverage encountered in the ordinary course of our business. Based in part on advice from our litigation counsel and upon information presently available, management is of the opinion that the final outcome of all such proceedings should not have a material adverse effect upon our results of operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES

    In April 2001, we completed an offering of $400 million aggregate principal amount of 8.375% Senior Notes as more fully described in Item 5 "Debt Offering".

    On May 3, 2001, our board of directors approved an amendment to our Rights Agreement. The amendment provides that certain passive institutional investors that beneficially own less than 17.5% of the outstanding shares of our common stock shall not be deemed to be "Acquiring Persons," as defined in the Rights Agreement. The amendment also provides, among other things, for the appointment of Computershare Investor Services, L.L.C. as the Rights Agent. The full text of the amendment is included as Exhibit 4.1 to our Current Report on Form 8-K dated May 3, 2001 and filed with the SEC on May 9, 2001.

    On May 7, 2001, we filed a Fifth Amended and Restated Certificate of Incorporation which eliminated the separation of our Board of Directors into three separate classes and replaced it with a Board of Directors elected on an annual basis, and eliminated provisions relating to the removal of directors. Our stockholders approved these changes to our Certificate of Incorporation at our Annual Meeting of Stockholders on May 3, 2001. The full text of the Certificate of Incorporation is included as Exhibit 3.1 to this report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of our security holders, either through solicitation of proxies or otherwise, during the quarter ended March 31, 2001.

ITEM 5.  OTHER INFORMATION

RECENT DEVELOPMENTS

    DEBT OFFERING.  In April 2001, we completed an offering of $400 million aggregate principal amount of 8.375% Senior Notes due in April 2011. We are using the net proceeds from the Senior Notes to repay outstanding borrowings under our existing revolving credit facility.

    FLORIDA OPERATIONS.  In January 2001, we entered into a definitive agreement to sell our Florida health plan for $48 million, consisting of $23 million in cash and $25 million in a secured five-year note bearing 8% interest. Although we have entered into a definitive agreement for the sale, consummation of the sale is subject to various conditions and certain regulatory approvals. We anticipate closing the sale in the second quarter of 2001. We also agreed to sell the corporate facility building used by our Florida health plan under defined terms which require us to finance the sale over five years.

    KPC ORGANIZATION.  Our California HMO subsidiary, Health Net of California, Inc. (HN California), was contracted with FPC Medical Management, Inc. (together with its affiliates, the KPC Organization), one of the largest provider organizations in Southern California, to provide health care services to approximately 66,000 of its members. During 2000, as the KPC Organization experienced continuing financial difficulties, HN California and other health plans made loans and other financial accommodations to the KPC Organization. Notwithstanding such financial accommodations, the KPC Organization continued to incur losses. In late November 2000, the KPC Organization filed a petition seeking reorganization under Chapter 11 of the Bankruptcy Code. All of HN California's membership previously assigned to the KPC Organization have now been reassigned to other provider organizations.

However, the KPC Organization left unpaid significant provider claims which are unlikely to be discharged to any substantial degree through distribution of proceeds of the bankruptcy estate. Accordingly, there is the possibility that HN California will be at risk for the unpaid portion of those provider claims. Because the bankruptcy of the KPC Organization occurred only in November 2000, we are unable at this time to assess the extent of such unpaid claims, the extent to which these providers may seek to hold us liable for such unpaid claims, or the probability that we will be held liable in any litigation arising therefrom.

    OHIO, WEST VIRGINIA AND WESTERN PENNSYLVANIA OPERATIONS.  In 2000, we decided to exit the Ohio, West Virginia and Western Pennsylvania markets in which we operated. In this connection, we provided notice of intention to withdraw from these markets to the appropriate regulators. As of February 2001, we no longer had any members in these markets. Upon completion of our withdrawal efforts, we intend to dissolve our subsidiaries operating in these markets and recover any remaining capital.

    FHC MERGER.  Effective January 1, 2001, we merged our wholly owned subsidiary, Foundation Health Corporation, with and into us, thereby terminating the separate existence of FHC.

OTHER POTENTIAL DIVESTITURES

    CERTAIN OTHER OPERATIONS.  We continue to evaluate the profitability realized or likely to be realized by our existing businesses and operations. We are reviewing from a strategic standpoint which of such businesses or operations should be divested.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)
EXHIBITS

    The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated October 1, 1996, by and among Health Systems International, Inc., FH Acquisition Corp. and Foundation Health Corporation (filed as Exhibit 2.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference).
†3.1	Fifth Amended and Restated Certificate of Incorporation of the Company, a copy of which is filed herewith.
†3.2	Seventh Amended and Restated Bylaws of the Company, a copy of which is filed herewith.
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
4.3
First Amendment to the Rights Agreement dated as of October 1, 1996, by and between the Company and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 2 to the Company's Form 8-A/A dated May 9, 2001, which is incorporated herein by reference).

4.4
Second Amendment to Rights Agreement dated as of May 3, 2001, by and among the Company, Harris Trust and Savings Bank, and Computershare Investor Services, L.L.C. (filed as Exhibit 3 to the Company's Form 8-A/A dated May 9, 2001, which is incorporated herein by reference).
†4.5	Indenture dated as of April 12, 2001 by and between the Company and U.S. Bank Trust National Association, a copy of which is filed herewith.
†4.6	Exchange and Registration Rights Agreement dated April 12, 2001 by and among the Company, JP Morgan and the Initial Purchasers (as defined therein), a copy of which is filed herewith.
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
†10.10	Employment Letter Agreement between the Company and Timothy J. Moore, M.D. dated March 12, 2001, a copy of which is filed herewith.
10.11
Form of Severance Payment Agreement dated December 4, 1998 by and between the Company and various of its executive officers (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).

10.12
Form of Agreement amending Severance Payment Agreement by and between the Company and various of its executive officers (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference).
10.13
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
10.15
Amendment to the Company's Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference).
10.16	The Company's 1997 Stock Option Plan (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference).
10.17
Amendment to the Company's 1997 Stock Option Plan, a copy of which is filed herewith (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference).
10.18
The Company's Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000), which is incorporated herein by reference.
10.19
Amendments to the Company's Amended and Restated 1998 Stock Option Plan, a copy of which is filed herewith (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference).
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
10.23	The Company's Executive Officer Incentive Plan (filed as Annex A to the Company's Definitive Proxy Statement filed on March 21, 2000, which is incorporated herein be reference).
10.24
The Company's 401(k) Associate Savings Plan, as amended and restated (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference).

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
10.28	Foundation Health Corporation 1990 Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated herein by reference).
10.29	FHC Directors Retirement Plan (filed as an exhibit to FHC's Annual Report on Form 10-K for the year ended June 30, 1994, which is incorporated herein by reference).
10.30	FHC's Deferred Compensation Plan, as amended and restated (filed as Exhibit 10.99 to FHC's Annual Report on Form 10-K for the year ended June 30, 1995, which is incorporated herein by reference).
10.31
FHC's Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 10.100 to FHC's Annual Report on Form 10-K for the year ended June 30, 1995, which is incorporated herein by reference).
10.32	FHC's Executive Retiree Medical Plan, as amended and restated (filed as Exhibit 10.101 to FHC's Annual Report on Form 10-K for the year ended June 30, 1995, which is incorporated herein by reference).
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

10.38
Fourth Amendment to Credit Agreement, dated as of March 26, 1999, among the Company, Bank of America National Trust and Savings Association and the Banks (as defined therein) (filed as Exhibit 10.64 to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).
10.39
Fifth Amendment to Credit Agreement, dated as of September 20, 2000,among the Company, Bank of America National Trust and Savings Association and the Banks (as defined therein) (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, which is incorporated herein by reference).
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
†10.44	Purchase Agreement dated April 9, 2001 by and among the Company, JP Morgan and the Initial Purchasers (as defined therein), a copy of which is filed herewith.
11.1	Statement relative to computation of per share earnings of the Company (included in Note 3 to the Condensed Consolidated Financial Statements contained in his Quarterly Report on Form 10-Q).

†
A copy of the exhibit is being filed with this Quarterly Report on Form 10-Q.

(B)
REPORTS ON FORM 8-K

    We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2001:

    A current report dated January 3, 2001 announcing that our federal services subsidiary and the Department of Defense (DoD) agreed to a settlement for outstanding receivables related to our subsidiary's contracts for DoD's TRICARE program and a completed contract for the CHAMPUS Reform Initiative.

    A current report dated March 30, 2001 containing our unaudited pro forma consolidated financial statements, which present the estimated effects of the sale of our Florida health plan and related corporate facility building.

    We did not file any other Current Reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)
Date: May 15, 2001	By:	/s/ JAY M. GELLERT Jay M. Gellert President and Chief Executive Officer
Date: May 15, 2001	By:	/s/ STEVEN P. ERWIN Steven P. Erwin Executive Vice President and Chief Financial Officer

QuickLinks

HEALTH NET, INC.
INDEX TO FORM 10-Q
HEALTH NET, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands) PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
HEALTH NET, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except per share data) (Unaudited)
HEALTH NET, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
HEALTH NET, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES