Form 10-Q
period 2001-06-30
HEALTH NET INC
filed 2001-08-14
CIK 916085

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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

    The number of shares outstanding of the registrant's Class A Common Stock as of August 9, 2001 was 123,278,436 (excluding 3,194,374 shares held as treasury stock) and no shares of Class B Common Stock were outstanding as of such date.

HEALTH NET, INC.

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH NET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$1,245,437	$1,046,735
Investments—available for sale	424,753	486,902
Premiums receivable, net	194,314	174,654
Amounts receivable under government contracts	99,640	334,187
Deferred taxes	122,419	141,752
Reinsurance and other receivables	143,199	141,140
Other assets	70,731	74,184

Total current assets	2,300,493	2,399,554
Property and equipment, net	295,612	296,009
Goodwill and other intangible assets, net	829,047	863,419
Other noncurrent assets	123,904	111,134

Total Assets	$3,549,056	$3,670,116

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,261,647	$1,242,389
Unearned premiums	208,408	238,571
Notes payable and capital leases	—	49
Amounts payable under government contracts	2,287	972
Accounts payable and other liabilities	314,032	329,100

Total current liabilities	1,786,374	1,811,081
Revolving credit facilities and capital leases	230,000	766,450
Senior notes payable	398,607	—
Deferred taxes	10,655	8,635
Other noncurrent liabilities	23,524	22,819

Total Liabilities	2,449,160	2,608,985

Commitments and contingencies
Stockholders' Equity:
Common stock and additional paid-in capital	656,316	649,292
Retained earnings	539,434	511,224
Treasury Class A common stock, at cost	(95,831)	(95,831)
Accumulated other comprehensive loss	(23)	(3,554)

Total Stockholders' Equity	1,099,896	1,061,131

Total Liabilities and Stockholders' Equity	$3,549,056	$3,670,116

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Second Quarter Ended June 30,
	2001	2000
REVENUES
Health plan services premiums	$2,104,501	$1,795,591
Government contracts/Specialty services	417,699	408,554
Investment and other income	24,503	25,455

Total revenues	2,546,703	2,229,600

EXPENSES
Health plan services	1,816,199	1,530,497
Government contracts/Specialty services	302,300	272,694
Selling, general and administrative	332,724	314,885
Depreciation	16,088	17,072
Amortization	9,460	9,723
Interest	16,408	21,933
Loss on assets held for sale	76,072	—

Total expenses	2,569,251	2,166,804
(Loss) income before income taxes	(22,548)	62,796
Income tax (benefit) provision	(8,343)	24,101

Net (loss) income	$(14,205)	$38,695

Basic and diluted (loss) earnings per share:
Basic	$(0.12)	$0.32

Diluted	$(0.12)	$0.32

Weighted average shares outstanding:
Basic	123,029	122,441
Diluted	123,029	122,712

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2001	2000
REVENUES
Health plan services premiums	$4,179,200	$3,583,567
Government contracts/Specialty services	805,789	797,534
Investment and other income	49,838	47,834

Total revenues	5,034,827	4,428,935

EXPENSES
Health plan services	3,583,593	3,053,015
Government contracts/Specialty services	575,335	527,357
Selling, general and administrative	672,302	633,982
Depreciation	33,060	33,952
Amortization	18,839	19,304
Interest	30,846	43,267
Loss on assets held for sale	76,072	—

Total expenses	4,990,047	4,310,877
Income before income taxes	44,780	118,058
Income tax provision	16,570	45,308

Net income	$28,210	$72,750

Basic and diluted earnings per share:
Basic	$0.23	$0.59

Diluted	$0.23	$0.59

Weighted average shares outstanding:
Basic	122,938	122,414
Diluted	125,103	122,530

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,210	$72,750
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	51,899	53,256
Loss on assets held for sale	76,072	—
Other changes	1,528	6,240
Changes in assets and liabilities:
Premiums receivable	(19,660)	5,406
Unearned premiums	(30,163)	(36,120)
Other assets	(5,886)	43,004
Amounts receivable/payable under government contracts	235,862	(97,802)
Reserves for claims and other settlements	2,964	(55,335)
Accounts payable and other liabilities	(23,928)	(56,646)

Net cash provided by (used in) operating activities	316,898	(65,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales or maturities of investments	442,844	138,699
Purchases of investments	(374,336)	(120,112)
Net purchases of property and equipment	(36,948)	(13,457)
Other	(13,702)	(15,432)

Net cash provided by (used in) investing activities	17,858	(10,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchases	5,360	545
Proceeds from issuance of notes and other financing arrangements	495,102	60,029
Repayment of debt and other noncurrent liabilities	(636,516)	(106,927)

Net cash used in financing activities	(136,054)	(46,353)

Net increase (decrease) in cash and cash equivalents	198,702	(121,902)
Cash and cash equivalents, beginning of period	1,046,735	1,010,539

Cash and cash equivalents, end of period	$1,245,437	$888,637

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

    Health Net, Inc. (formerly named Foundation Health Systems, Inc., together with its subsidiaries may be referred to hereafter as the Company, we, us or our) prepared the condensed consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements.

    We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results in accordance with GAAP. In accordance with GAAP, we make certain estimates and assumptions that affect the reported amounts. Actual results could differ from estimates. As these are condensed financial statements, one should also read our 2000 consolidated financial statements and notes included in our Form 10-K filed in March 2001.

    Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2. COMPREHENSIVE INCOME

    Our comprehensive income for the second quarter and six months ended June 30 is as follows (amounts in thousands):

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net (loss) income	$(14,205)	$38,695	$28,210	$72,750
Other comprehensive (loss) income, net of tax:
Net change in unrealized (depreciation) appreciation on investments available for sale	(212)	609	3,531	227

Comprehensive (loss) income	$(14,417)	$39,304	$31,741	$72,977

3. EARNINGS PER SHARE

    Basic earnings per share excludes dilution and reflects net income or loss divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (all of which are comprised of stock options) outstanding during the periods presented. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method. There were 2,165,000 shares of dilutive common stock equivalents for the six months ended June 30, 2001, and 271,000 and 116,000 shares of dilutive common stock equivalents for the second quarter and six months ended June 30, 2000, respectively. For the second quarter ended June 30, 2001, 1,886,000 shares of common stock equivalents were excluded from the computation of diluted loss per share due to their antidilutive effect.

    Options to purchase an aggregate of 7,291,000 shares of common stock during the six months ended June 30, 2001, and an aggregate of 10,208,000 and 10,301,000 shares of common stock during the second quarter and six months ended June 30, 2000, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

4. SEGMENT INFORMATION

    Our segment information for the second quarter and six months ended June 30, 2001 and 2000 is as follows (amounts in thousands):

	Health Plan Services	Government Contracts/Speciality Services	Corporate and Other	Total
Second Quarter Ended June 30, 2001
Revenues from external sources	$2,104,501	$417,699	—	$2,522,200
Intersegment revenues	—	31,897	—	31,897
Income (loss) before income taxes	63,645	11,847	$(98,040)	(22,548)
Second Quarter Ended June 30, 2000
Revenues from external sources	$1,795,591	$408,554	—	$2,204,145
Intersegment revenues	—	16,948	—	16,948
Income (loss) before income taxes	73,281	28,482	$(38,967)	62,796
Six Months Ended June 30, 2001
Revenues from external sources	$4,179,200	$805,789	—	$4,984,989
Intersegment revenues	—	46,781	—	46,781
Income (loss) before income taxes	151,266	21,980	$(128,466)	44,780
Six Months Ended June 30, 2000
Revenues from external sources	$3,583,567	$797,534	—	$4,381,101
Intersegment revenues	—	33,594	—	33,594
Income (loss) before income taxes	140,854	49,180	$(71,976)	118,058

5. DIVESTITURES AND OTHER INVESTMENTS

    In January 2001, we entered into a definitive agreement, and subsequently amended the agreement, to sell our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc., to Florida Health Plan Holdings II, LLC. Effective August 1, 2001, we completed the sale. In connection with the sale, we received approximately $49 million which consists of $23 million in cash and approximately $26 million in a secured six-year note bearing eight percent interest per annum. We also sold the corporate facility building used by our Florida health plan to DGE Properties, LLC for $15 million, payable by a secured five-year note bearing eight percent interest per annum. We estimated and recorded a $76.1 million pre-tax loss on the sales of our Florida health plan and the related corporate facility building during the second quarter ended June 30, 2001.

    Pursuant to SFAS No. 121, we evaluated the carrying values of the assets for Florida health plan and adjusted the carrying value of certain long-lived assets to their estimated fair value. Included in the $76.1 million pre-tax loss on net assets of Florida health plan and the related corporate facility building were $40.8 million in non-cash asset impairment charges consisting of $18.5 million for goodwill impairment on Florida health plan, $4.4 million write-down to its fair value of the corporate facility building owned by one of our subsidiaries and used by Florida health plan, $15.3 million reserve for other contractual receivables and $2.6 million write-off of an unrealizable deferred tax asset related to Florida health plan. The carrying value of the net assets of Florida health plan, before the goodwill impairment of $18.5 million, was $41.5 million as of June 30, 2001. The net assets were primarily comprised of cash and cash equivalents and reserves for claims and other settlements. These net assets are included as part of our Health Plan Services segment as of June 30, 2001. In addition, obligations under the terms of the amended definitive agreement to provide up to $28 million of reinsurance to guarantee against claims costs in excess of certain medical care ratio levels of the Florida health plan for the 18-month period subsequent to the close of the sale were recorded as a liability as of June 30, 2001. Other accrued costs resulting from the sale of the Florida health plan totaled $7.3 million.

    Our Florida health plan, excluding the $76.1 million loss on net assets held for sale, had premium revenues of $147.9 million and a net loss of $13.2 million for the second quarter ended June 30, 2001, and premium revenues of $303.9 million and a net loss of $15.2 million for the six months ended June 30, 2001. The effect of the suspension of the depreciation on the corporate facility building was immaterial for the six months ended June 30, 2001.

    Throughout 2000 and the six months ended June 30, 2001, we have provided funding in the aggregate amount of approximately $6.3 million to MedUnite, Inc., an independent company, funded and organized by seven major managed health care companies. MedUnite, Inc. is designed to provide on-line internet provider connectivity services including eligibility information, referrals, authorizations, claims submission and payment. The funded amounts are included in other noncurrent assets. In August 2001, we provided additional funding in the amount of approximately $3.7 million to MedUnite, Inc.

6. LEGAL PROCEEDINGS

SUPERIOR NATIONAL INSURANCE GROUP, INC.

    We and our former wholly-owned subsidiary, Foundation Health Corporation (FHC), which merged into the Company in January 2001, were named in an adversary proceeding, Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc. (M&R), filed on April 28, 2000, in the United States Bankruptcy Court for the Central District of California, case number SV00-14099GM. The lawsuit relates to the 1998 sale of Business Insurance Group, Inc. (BIG), a holding company of workers' compensation companies operating primarily in California, by FHC to Superior National Insurance Group, Inc. (Superior).

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

    The case was stayed on January 25, 2000, pending the resolution of various procedural issues involving similar actions filed against Humana Inc. On June 23, 2000, the plaintiffs filed amended complaints in a Humana action that had been consolidated pursuant to the multi-district litigation statute in the Southern District of Florida to add claims against other managed care organizations, including us. On October 23, 2000, the court allowed the plaintiffs to further amend the complaint against us to add two new named plaintiffs and withdraw the originally named plaintiff, Kerrie Pay, from the action. Consequently, this case will now be entitled Romero v. Foundation Health Systems, Inc. On October 23, 2000, the Judicial Panel on Multi-District Litigation ruled that the action originally filed against us in the Southern District of Mississippi should be consolidated, for purposes of pre-trial proceedings only, with other cases pending against managed care organizations in the United States District Court for the Southern District of Florida in Miami. We filed a motion to dismiss the case and on June 12, 2001, the court entered an order dismissing all claims brought against Health Net with leave for the plaintiffs to re-file an amended complaint. On this same date, the court stayed discovery until after the court rules upon motions to dismiss the amended complaints and any motions to compel arbitration. On June 29, 2001, the plaintiffs filed a third amended class action complaint which re-alleges causes of action under RICO, ERISA, common law civil conspiracy and common law unjust enrichment. The third amended class action complaint seeks unspecified compensatory and treble damages and equitable relief. On July 24, 2001, the court heard oral argument on class certification issues. We intend to vigorously defend the action.

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

    Under the court's December arbitration order, plaintiff Dennis Breen, the single named plaintiff to allege a direct contractual relationship with us, was compelled to arbitrate his direct claims against us. We have filed an appeal in the United States Court of Appeals for the 11th Circuit seeking to overturn the portion of the district court's December ruling that did not order certain claims to arbitration. On

April 26, 2001, the court modified its December arbitration order and is now retaining jurisdiction over certain direct claims of plaintiff Breen relating to a single contract. On March 2, 2001, the District Court for the Southern District of Florida issued an order granting the dismissal of certain claims with prejudice and the dismissal of certain other claims without prejudice, and denying the dismissal of certain claims. On March 26, 2001, a consolidated amended complaint was filed in this action against managed care companies, including us. This consolidated complaint adds new plaintiffs, including Leonard Klay and the California Medical Association (who, as set forth below, had previously filed claims against the Company), and has, in addition to revising the pleadings of the original claims, added a claim under the California Business and Professions Code. On May 1, 2001, we filed a motion to compel arbitration of the claims of all individual plaintiffs that allege to have treated persons insured by us. On that same date, we filed a motion to dismiss the action. Preliminary discovery and briefing regarding the plaintiffs' motion for class certification has taken place. On May 7, 2001, the court heard oral argument on class certification issues. On May 9, 2001, the court entered a scheduling order permitting further discovery. On May 14, 2001, Health Net joined in a motion for stay of proceedings in Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (00-1334-MD) in the United States District Court for the Southern District of Florida pending appeal in the 11th Circuit Court of Appeals. On June 17, 2001, the district court stayed discovery until after the district court rules upon motions to dismiss and motions to compel arbitration. This order staying discovery also applies to other actions transferred to the district court by the Judicial Panel on Multidistrict Litigation, namely California Medical Association v. Blue Cross of California, Inc. et al. and Klay v. Prudential Ins. Co. of America, et al. On June 25, 2001, the 11th Circuit Court of Appeals entered an order staying all proceedings in the district court pending resolution of the appeals relating to the district court's ruling on motions to compel arbitration. We intend to vigorously defend the action.

STATE OF CONNECTICUT V. PHYSICIANS HEALTH SERVICES, INC.

    Physicians Health Services, Inc. (PHS), a subsidiary of ours, was sued on December 14, 1999 in the United States District Court in Connecticut by the Attorney General of Connecticut, Richard Blumenthal, acting on behalf of a group of state residents. The lawsuit was premised on ERISA, and alleged that PHS violated its duties under ERISA by managing its prescription drug formulary in a manner that served its own financial interest rather than those of plan beneficiaries. The suit sought to have PHS revamp its formulary system, and to provide patients with written denial notices and instructions on how to appeal. PHS filed a motion to dismiss which asserted that the state residents the Attorney General purported to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that his office lacked standing to bring the suit and that the allegations failed to state a claim under ERISA. On July 12, 2000, the court granted PHS' motion and dismissed the action. The State of Connecticut has appealed the dismissal and argument on the appeal was held before the United States Court of Appeals for the Second Circuit on May 1, 2001. We intend to vigorously defend the action.

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

    In May 2000, the California Medical Association filed a lawsuit, purportedly on behalf of its member physicians, in the United States District Court for the Northern District of California against several managed care organizations, including the Company, entitled California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. The plaintiff alleges that the manner in which the defendants contract and interact with its member physicians violates provisions of RICO. The action seeks declaratory and injunctive relief, as well as costs and attorneys' fees. We filed a motion to dismiss the action on various grounds. In August 2000, plaintiffs in other actions pending against different managed care organizations petitioned the Judicial Panel on Multi-District Litigation to consolidate the California action with the other actions in the U.S. District Court for the Northern District of Alabama. In light of the pending petition, the California court stayed the action and the hearing on the Company's motion to dismiss the complaint for ninety days pending a determination of the petition to consolidate. On October 23, 2000, the Judicial Panel on Multi-District Litigation ruled that this case should be consolidated, for purposes of pre-trial proceedings only, with other cases pending against managed care organizations in the United States District Court for the Southern District of Florida in Miami. On February 22, 2000, the California Medical Association filed an amended complaint in the Southern District of Florida adding claims under certain federal regulations and the California Business and Professions Code. As set forth above, on March 26, 2001, the California Medical Association was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action. As further noted above, on June 17, 2001, the district court entered an order which applies to this case and stays discovery until after the court rules upon motions to dismiss and motions to compel arbitration. We intend to vigorously defend the action.

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

    On February 22, 2001, a purported class action complaint was filed in the United States District Court for the Southern District of Florida against several managed care companies, including us, on behalf of individual physicians in California who provided health care services to members of the defendants' health plans. The complaint alleges violations of RICO, ERISA, certain federal regulations, the California Business and Professions Code and certain state common law doctrines, and seeks declaratory and injunctive relief, and damages. As set forth above, on March 26, 2001, Leonard Klay was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action. As further noted above, on June 17, 2001, the district court entered an order which applies to this case and stays discovery until after the court rules upon motions to dismiss and motions to compel arbitration. We intend to vigorously defend the actions.

KAREN L., ET AL. V. PHYSICIANS HEALTH SERVICES, INC.

    This action was instituted on November 17, 1999 on behalf of a putative state-wide class against PHS, a subsidiary of ours, in the United States District Court for the District of Connecticut seeking injunctive relief for alleged violations of the Federal Medicaid statute, 42 U.S.C. §1396a(a)(3), the Due Process Clause of the Fourteenth Amendment to the United States Constitution, the Connecticut Unfair Trade Practices Act, Conn. Gen. Stat. §42-110a et seq., and the Connecticut Unfair Insurance Practices Act, Conn. Gen. Stat. §38a-815 et seq. The plaintiffs in this action allege that PHS failed to adequately notify class members of adverse actions regarding coverage of claims made by enrollees of PHS' Medicaid managed care plans and that PHS failed to adequately ensure that those Medicaid enrollees can apply for and be furnished with prescription drug benefits without delay. On July 6, 2001, the district court granted plaintiff's motion for class certification certifying a class consisting of all past, present and future Medicaid recipients who were, are or will be enrolled in any managed care plan offered by PHS to Medicaid recipients, under contract with the Commissioner of the State of Connecticut, Department of Social Services. We intend to vigorously defend this action.

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

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) issued the following Statements of Financial Accounting Standards (SFAS) that are effective in 2000 or 2001:

  •
  In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. We are currently evaluating the provisions of SFAS 141 and SFAS 142.

  •
  In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125)" (SFAS No. 140). SFAS No. 140 provides accounting standards that are based on consistent application of financial-components approach that focuses on control. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for related disclosures for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 has had no material effect on our consolidated financial position or results of operations.

  •
  In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (Interpretation No. 44). Interpretation No. 44 provides guidance on certain implementation issues related to Accounting Principles Board Opinion 25, "Accounting for Stock Issued

  to Employees." Interpretation No. 44 was effective July 1, 2000 and did not have an impact on our consolidated financial position or results of operations.

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

  •
  In June 1998, the FASB issued, then subsequently amended, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133, as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. We adopted

    SFAS No. 133, as amended, effective January 1, 2001. The adoption of SFAS No. 133 had no effect on our consolidated financial position or results of operations.

8. SENIOR NOTES AND CREDIT FACILITIES

    On April 12, 2001, we completed our offering of $400 million aggregate principal amount of 8.375 percent Senior Notes due in April 2011 at a discount of $1.4 million. The net proceeds of $395.1 million from the Senior Notes were used to repay outstanding borrowings under our then-existing revolving credit facility. We have agreed to exchange the Senior Notes (aggregate principal amount of $400 million) issued in April 2001 for Senior Notes (aggregate principal amount of $400 million) registered under the Securities Act of 1933, as amended, pursuant to an Exchange and Registration Rights Agreement, a copy of which was filed as Exhibit 4.6 to the Company's Form 10-Q for the quarter ended March 31, 2001.

    On June 28, 2001, we entered into credit agreements for two new revolving syndicated credit facilities with Bank of America, N.A. as administrative agent, that replaced our previous credit facility. The new facilities, providing for an aggregate of $700 million in borrowings, consist of a $175 million 364-day revolving credit facility and a $525 million five-year revolving credit and competitive advance facility.

    As of June 30, 2001, the net carrying value of the Senior Notes and the credit facilities were $398.6 million and $230 million, respectively. The $230 million outstanding under the credit facilities is under the five-year facility.

9. SUBSEQUENT EVENT

    Effective August 1, 2001, we completed the sale of our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc., to Florida Health Plan Holdings II, LLC as discussed in Note 5.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Health Net, Inc. (formerly named Foundation Health Systems, Inc., together with its subsidiaries may be referred to herein as the Company, we, us or our) is an integrated managed care organization which administers the delivery of managed health care services. Through our subsidiaries, we offer group, individual, Medicaid and Medicare health maintenance organization (HMO), point of service (POS) and preferred provider organization (PPO) plans; government sponsored managed care plans; and managed care products related to administration and cost containment, behavioral health, dental, vision and pharmaceutical products and other services.

    We currently operate within two segments: Health Plan Services and Government Contracts/Specialty Services. Effective January 1, 2000, as a result of certain previously disclosed divestitures, we consolidated and reorganized our Health Plan Services segment into two regional divisions:

  •
  Northeast Division (consisting of Connecticut, Florida, New Jersey, New York, Ohio, Pennsylvania and West Virginia), and

  •
  Western Division (consisting of Arizona, California and Oregon)

    In 2000, we decided to exit the Ohio, West Virginia and Western Pennsylvania markets and provided notice of our intention to withdraw from these service areas to the appropriate regulators. As of February 2001, we no longer had any members in these markets. As of June 30, 2001, we still have 3,000 commercial members in Washington to be transitioned out as part of the Washington health plan sale in 1999.

    In January 2001, we entered into a definitive agreement, and subsequently amended the agreement, to sell our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc., to Florida Health Plan Holdings II, LLC. Effective August 1, 2001, we completed the sale. In connection with the sale, we received approximately $49 million which consists of $23 million in cash and approximately $26 million in a secured six-year note bearing eight percent interest per annum. We also sold the corporate facility building used by our Florida health plan to DGE Properties, LLC for $15 million, payable by a secured five-year note bearing eight percent interest per annum. We estimated and recorded a $76.1 million pre-tax loss on the sales of our Florida health plan and the related corporate facility building during the second quarter ended June 30, 2001.

    Pursuant to SFAS No. 121, we evaluated the carrying values of the assets for Florida health plan and adjusted the carrying value of certain long-lived assets to their estimated fair value. Included in the $76.1 million pre-tax loss on net assets of Florida health plan and the related corporate facility building were $40.8 million in non-cash asset impairment charges consisting of $18.5 million for goodwill impairment on Florida health plan, $4.4 million write-down to its fair value of the corporate facility building owned by one of our subsidiaries and used by Florida health plan, $15.3 million reserve for other contractual receivables and $2.6 million write-off of an unrealizable deferred tax asset related to Florida health plan. The carrying value of the net assets of Florida health plan, before the goodwill impairment of $18.5 million, was $41.5 million as of June 30, 2001. The net assets were primarily comprised of cash and cash equivalents and reserves for claims and other settlements. These net assets are included as part of our Health Plan Services segment as of June 30, 2001. In addition, obligations under the terms of the amended definitive agreement to provide up to $28 million of reinsurance to guarantee against claims costs in excess of certain medical care ratio levels of the Florida health plan for the 18-month period subsequent to the close of the sale were recorded as a liability as of June 30, 2001. Other accrued costs resulting from the sale of the Florida health plan totaled $7.3 million.

    Our Florida health plan, excluding the $76.1 million loss on net assets held for sale, had premium revenues of $147.9 million and a net loss of $13.2 million for the second quarter ended June 30, 2001, and premium revenues of $303.9 million and a net loss of $15.2 million for the six months ended

June 30, 2001. As of June 30, 2001, we had 163,000 members in the discontinued Florida plan. The effect of the suspension of the depreciation on the corporate facility building was immaterial for the six months ended June 30, 2001.

    Throughout 2000 and the six months ended June 30, 2001, we have provided funding in the aggregate amount of approximately $6.3 million to MedUnite, Inc., an independent company, funded and organized by seven major managed health care companies. MedUnite, Inc. is designed to provide on-line internet provider connectivity services including eligibility information, referrals, authorizations, claims submission and payment. The funded amounts are included in other noncurrent assets. In August 2001, we provided additional funding in the amount of approximately $3.7 million to MedUnite, Inc.

    We are one of the largest managed health care companies in the United States, with approximately 4.2 million at-risk and administrative services only (ASO) members in our Health Plan Services segment. We also own health and life insurance companies licensed to sell PPO, POS and indemnity products, as well as certain auxiliary non-health products such as life and accidental death and disability insurance in 35 states and the District of Columbia.

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

    This discussion and analysis and other portions of this Form 10-Q contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the matters described in the "Cautionary Statements" section and other portions of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the risks discussed in our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Except as required by law, we undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

CONSOLIDATED OPERATING RESULTS

    Our net loss for the second quarter ended June 30, 2001 was $14.2 million, or $0.12 per basic share and diluted share, compared to net income for the same period in 2000 of $38.7 million or $0.32 per basic and diluted share. Our net income for the six months ended June 30, 2001 was $28.2 million, or $0.23 per basic share and diluted share, compared to net income for the same period in 2000 of $72.8 million or $0.59 per basic share and diluted share.

    Included in our results for the second quarter and six months ended June 30, 2001, is a $76.1 million loss on assets held for sale in connection with the divestiture of our Florida operations.

    The table below and the discussions that follows summarize our financial performance for the second quarter and six months ended June 30, 2001 and 2000, respectively. Certain 2000 amounts have been reclassified to conform to the 2001 presentation. These reclassifications did not affect net income or earnings per share.

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Amounts in thousands, except per member per month data)
Revenues:
Health plan services premiums	$2,104,501	$1,795,591	$4,179,200	$3,583,567
Government contracts/Specialty services	417,699	408,554	805,789	797,534
Investment and other income	24,503	25,455	49,838	47,834

Total revenues	2,546,703	2,229,600	5,034,827	4,428,935

Expenses:
Health plan services	1,816,199	1,530,497	3,583,593	3,053,015
Government contracts/Specialty services	302,300	272,694	575,335	527,357
Selling, general and administrative	332,724	314,885	672,302	633,982
Depreciation	16,088	17,072	33,060	33,952
Amortization	9,460	9,723	18,839	19,304
Interest	16,408	21,933	30,846	43,267
Loss on assets held for sale	76,072	—	76,072	—

Total expenses	2,569,251	2,166,804	4,990,047	4,310,877
(Loss) income before income taxes	(22,548)	62,796	44,780	118,058
Income tax (benefit) provision	(8,343)	24,101	16,570	45,308

Net (loss) income	$(14,205)	$38,695	$28,210	$72,750

Health plan services medical care ratio (MCR)	86.3%	85.2%	85.7%	85.2%
Government contracts/Specialty services MCR	72.4%	66.7%	71.4%	66.1%
Administrative (SG&A + Depreciation) ratio	13.8%	15.1%	14.1%	15.2%
Health plan premiums per member per month	$167.38	$155.15	$167.93	$153.75
Health plan services per member per month	$147.25	$135.23	$146.83	$133.91

Enrollment Information

    The table below summarizes our enrollment information at June 30, 2001 and 2000.

	June 30,
			Percent Change
	2001	2000
	(Enrollees in Thousands)
Health Plan Services:
Commercial	3,002	2,786	7.8%
Medicare	224	222	1.0%
Medicaid	735	592	24.2%

Continuing plans	3,961	3,600	10.0%
Discontinued plans	166	167	(0.6)%

Total Health Plan Services	4,127	3,767	9.6%

Government Contracts:
TRICARE PPO and Indemnity	558	564	(1.1)%
TRICARE HMO	906	891	1.7%

Total Government Contracts	1,464	1,455	0.6%

ASO	80	84	(4.8)%

    The following discussion on enrollment changes relates to our continuing plans only and excludes our discontinued plans. Discontinued plans include Colorado, Florida and Washington. As of June 30, 2001, we had membership in Florida and Washington. We no longer had any membership in Colorado as of June 30, 2001. Membership in these plans is expected to decline due to completion of divestitures or as the operations in these plans continue to wind down.

    Commercial membership increased 7.8% to 3.0 million members at June 30, 2001 compared to 2.8 million members at June 30, 2000 primarily due to the following:

  •
  13.6% increase in California primarily in small group, individual sales of POS products and small business and individual/family plan PPO products,

  •
  9.1% increase in New York primarily in small group POS and HMO products, and

  •
  6.8% increase in New Jersey primarily in small group POS and HMO products.

    Medicare membership remained at a constant level across all markets at June 30, 2001 compared to June 30, 2000.

    Medicaid membership increased 24.2% to 735,000 members at June 30, 2001 compared to 592,000 members at June 30, 2000 primarily due to increased sales of children's health programs in California, particularly the Healthy Families program.

    Government contracts covered approximately 1.5 million eligible individuals under the TRICARE program at June 30, 2001 and 2000. Dependents of active-duty military personnel and retirees and their dependents are automatically eligible to receive benefits under the TRICARE program. Any changes in the enrollment reflect the timing of when the individuals become eligible.

Health Plan Services Premiums

    Health Plan Services premiums increased $308.9 million or 17.2% for the second quarter ended June 30, 2001 and $595.6 million or 16.6% for the six months ended June 30, 2001 as compared to the same periods in 2000 primarily due to the following:

  •
  9.2% increase in per member per month (PMPM) premiums due to rate increases for the six months ended June 30, 2001, and

  •
  9.6% increase in net membership as compared to June 30, 2000.

Government Contracts/Specialty Services Revenues

    Government Contracts/Specialty Services revenues increased $9.1 million or 2.2% for the second quarter ended June 30, 2001 and $8.3 million or 1.0% for the six months ended June 30, 2001, as compared to the same periods in 2000 primarily due to the following:

  •
  Increase in revenues from TRICARE contracts from higher health care costs resulting in higher risk share revenues from the government and increased change orders, offset by

  •
  Decrease in revenues from the mental health portion of the TRICARE contracts shifting from fee-for-service to ASO.

Investment and Other Income

    Investment and other income decreased $1.0 million or 3.7% for the second quarter ended June 30, 2001, for short-term investments, partially offset by higher investable assets, as compared to the same period in 2000. The $1.0 million decrease in investment and other income reflects the decrease in the average yield during the second quarter ended June 30, 2001, as compared to the same period in 2000. Investment and other income increased $2.0 million or 4.2% for the six months ended June 30, 2001, as compared to the same period in 2000. The $2.0 million increase in investment and other income was due to higher investable assets partially offset by a decrease in the average yield rate during the six months ended June 30, 2001, as compared to the same period in 2000. This decrease in the average yield is consistent with the continued decline in short-term interest rates during the second quarter ended June 30, 2001.

Health Plan Services Medical Care Ratio (MCR)

    Health Plan Services costs rose 8.9% on PMPM basis for the second quarter ended June 30, 2001 and 9.6% on PMPM basis for the six months ended June 30, 2001 as compared to the same periods in 2000. This increase in the second quarter ended June 30, 2001 as compared to the same period in 2000 includes a 9% increase in pharmacy costs, an 8% increase in hospital costs and a 4.5% increase in physician costs on a PMPM basis. The MCR for the second quarter ended June 30, 2001 increased to 86.3% and to 85.7% for the six months ended June 30, 2001 from 85.2% as compared to the same periods in 2000, respectively.

Government Contracts/Specialty Services MCR

    Government Contracts/Specialty Services MCR increased to 72.4% and 71.4% in the second quarter and six months ended June 30, 2001, respectively, as compared to 66.7% and 66.1% for the same periods in 2000, respectively. The increases are primarily due to the following:

  •
  Decrease in revenues from the mental health portion of the TRICARE contracts shifting from fee-for-service to ASO, and

  •
  Increased benefit payments from our behavioral health care subsidiary due to parity provisions requiring behavioral health service providers to offer the same level of services to all current health plan members as well as increased benefit levels on new businesses.

Selling, General and Administrative (SG&A) Expenses

    The administrative expense ratio (SG&A and depreciation as a percentage of Health Plan premiums and Government Contracts/Specialty Services revenues) decreased to 13.8% and 14.1% for the second quarter and six months ended June 30, 2001, respectively, from 15.1% and 15.2% for the same periods in 2000, respectively. This decrease is primarily attributable to our ongoing efforts to control our SG&A expenses. We continue to focus efforts on ways to adopt technology to our business processes to improve efficiencies.

Amortization and Depreciation

    Amortization and depreciation expense for the second quarter and six months ended June 30, 2001 decreased by $1.2 million or 4.7% and $1.4 million or 2.5%, respectively, as compared to the same periods in 2000. The decrease is primarily due to various leasehold improvements, personal computer equipment and software being completely depreciated prior to or during the second quarter ended June 30, 2001.

Interest Expense

    Interest expense decreased by $5.5 million or 25.2% for the second quarter ended June 30, 2001 and by $12.4 million or 28.7% for the six months ended June 30, 2001, as compared to the same periods in 2000. This decrease reflects the $364.4 million decline in long-term debt to $628.6 million from $993.0 million as of June 30, 2000. During the first quarter ended March 31, 2001, we used the net proceeds of $284.0 million, after certain payments to vendors, from our global settlement of the outstanding TRICARE receivables to paydown our long-term debt.

Income Tax Provision

    The effective income tax rate was 37.0% for the second quarter and six months ended June 30, 2001, as compared with 38.4% for the same periods in 2000, respectively. The rate declined primarily due to tax minimization strategies.

    The effective tax rate of 37.0% for the second quarter and six months ended June 30, 2001, respectively, differed from the statutory federal tax rate of 35.0% due primarily to state income taxes, goodwill amortization, and tax-exempt investment income.

IMPACT OF INFLATION AND OTHER ELEMENTS

    The managed health care industry is labor intensive and its profit margin is low, so it is especially sensitive to inflation. Increases in medical expenses or contracted medical rates without corresponding increases in premiums could have a material adverse effect on us.

    Federal and state legislators continue to propose various legislative initiatives regarding the health care industry, including federal "patients' bill of rights" legislation. See "Item 5—Recent Developments—Legislation." If federal or state legislatures enact further health care reform or similar legislation, the legislation could affect us. Management cannot at this time predict the specifics of any of these initiatives, whether federal or state legislatures will enact any of these initiatives or, if enacted, how any of these initiatives will financially impact us.

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

    We believe that cash from operations, existing working capital and lines of credit are adequate to fund existing obligations, introduce new products and services, and continue to develop health care-related businesses.

    We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes through additional debt or equity, the sale of investment securities or otherwise.

    On April 12, 2001, we completed our offering of $400 million aggregate principal amount of 8.375 percent (or all-in cost rate of 8.54%) Senior Notes due in April 2011. The net proceeds of $395.1 million from the Senior Notes were used to repay outstanding borrowings under our then-existing revolving credit facility. We have agreed to exchange the Senior Notes (aggregate principal amount of $400 million) issued in April 2001 for Senior Notes (aggregate principal amount of $400 million) registered under the Securities Act of 1933, as amended, pursuant to an Exchange and Registration Rights Agreement, a copy of which was filed as Exhibit 4.6 to the Company's Form 10-Q for the quarter ended March 31, 2001.

    On June 28, 2001, we completed the refinancing of our credit facility maturing in July 2002. The previous credit facility was refinanced with two new credit facilities, a 364-day $175.0 million revolving credit facility and a five-year $525.0 million revolving credit and competitive advance facility.

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

    In December 2000, our subsidiary, Health Net Federal Services, Inc., and the Department of Defense agreed to a settlement of approximately $389 million for outstanding receivables related to our three TRICARE contracts and for the completed contract for the Civilian Health and Medical Program of the Uniformed Services Reform Initiative. Approximately $60 million of the settlement amount was received in December 2000. The majority of the remaining settlement that was received on January 5, 2001 was used to reduce the amounts receivable under government contracts. The receivable items settled by this payment include change orders, bid price adjustments, equitable adjustments and claims. These receivables developed as a result of TRICARE health care costs rising faster than the forecasted health care cost trends used in the original contract bids, data revisions on formal contract adjustments, and routine contract changes for benefits. Net proceeds of $284 million, after paying vendors, providers and amounts owed back to the government, were applied to the continuing operating needs of the three TRICARE contracts and to reducing the outstanding balance of the notes payable.

    Effective August 1, 2001, we completed the sale of our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc., to Florida Health Plan Holdings II, LLC. In connection with the sale, we received approximately $49 million which consists of $23 million in cash and approximately $26 million in a secured six-year note bearing eight percent interest per annum. We also sold the corporate facility building used by our Florida health plan to DGE Properties, LLC for $15 million, payable by a secured five-year note bearing eight percent interest per annum. We recorded a $76.1 million pre-tax loss on the sales of our Florida health plan and the related corporate facility building for the second quarter ended June 30, 2001.

Operating Cash Flows

    Net cash provided by operating activities was $316.9 million for the six months ended June 30, 2001 compared to net cash used in operating activities of $65.2 million for the same period in 2000. This change was primarily due to the net proceeds of $284 million, after certain payments to vendors, from our global settlement of the outstanding TRICARE receivables.

    In July and August 2001, we paid approximately $21.0 million to certain former minority shareholders of a current subsidiary in connection with a merger involving that subsidiary in 1999. We are obligated to pay up to an additional $12.7 million to former minority shareholders in connection with the merger, approximately $6 million of which is contingent on our New Jersey health plan meeting certain financial performance criteria. These amounts totaling $33.7 million were recorded as a current liability as of December 31, 2000. See "Item 5—Recent Developments—FOHP" for a more complete description.

Investing Activities

    Net cash provided by investing activities was $17.9 million for the six months ended June 30, 2001 as compared to net cash used in investing activities of $10.3 million during the same period in 2000. This change was primarily due to an increase in the net proceeds from sales or maturities of investments, offset by an increase in purchases of property and equipment associated with e-business initiatives.

    Throughout 2000 and the six months ended June 30, 2001, we provided funding in the amount of approximately $6.3 million to MedUnite, Inc., an independent company, funded and organized by seven major managed health care companies. MedUnite, Inc. is designed to provide on-line internet provider connectivity services including eligibility information, referrals, authorizations, claims submission and payment. The funded amounts are included in other noncurrent assets. In August 2001, we provided additional funding in the amount of approximately $3.7 million to MedUnite, Inc.

    During 2000, we secured an exclusive e-business connectivity services contract from the Connecticut State Medical Society IPA, Inc. (CSMS-IPA) for $15.0 million. CSMS-IPA is an association of medical doctors providing health care primarily in Connecticut. The amounts paid to CSMS-IPA for this agreement are included in other noncurrent assets.

Financing Activities

    Net cash used in financing activities was $136.1 million for the six months ended June 30, 2001 as compared to $46.4 million during the same period in 2000. The change was due to an increase in the repayment of funds drawn under our then $1.5 billion credit facility, which was primarily funded by the TRICARE settlement amount received in January 2001.

    On April 12, 2001, we completed our offering of $400 million aggregate principal amount of 8.375 percent Senior Notes due in April 2011 at a discount of $1.4 million. The net cash proceeds of $395.1 million from the Senior Notes were used to repay outstanding borrowings under the then-existing revolving credit facility. We have agreed to exchange the Senior Notes (aggregate principal amount of $400 million) issued in April 2001 for Senior Notes (aggregate principal amount of $400 million) registered under the Securities Act of 1933, as amended, pursuant to an Exchange and Registration Rights Agreement, a copy of which was filed as Exhibit 4.6 to the Company's Form 10-Q for the quarter ended March 31, 2001.

    On June 28, 2001, we refinanced our previous $1.5 billion revolving credit facility with credit agreements for two new revolving syndicated credit facilities, with Bank of America, N.A. as administrative agent, that replaced our $1.5 billion credit facility. The new facilities, providing for an aggregate of $700 million in borrowings, consist of a $175 million 364-day revolving credit facility and a $525 million five-year revolving credit and competitive advance facility. At our election, and subject to customary covenants, loans are initiated on a bid or committed basis and carry interest at offshore or domestic rates, at the applicable LIBOR rate plus margin or the alternative base rate. Actual rates on borrowings under the credit facility vary, based on competitive bids and our unsecured credit rating at the time of the borrowing. As of June 30, 2001, we were in compliance with the financial covenants of the credit facilities. See "Item 5—Recent Developments—Credit Agreements."

    As of June 30, 2001, the maximum commitment level under the 364-day credit facility agreement was $175.0 million of which approximately $175.0 million remained available. The 364-day credit facility expires in June 2002. As of June 30, 2001, the maximum commitment level under the five-year credit facility agreement was $525.0 million, of which approximately $295.0 million remained available. The five-year credit facility expires in June 2006.

STATUTORY CAPITAL REQUIREMENTS

    Our subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. As necessary, we make contributions to our subsidiaries to meet risk-based capital requirements under state laws and regulations. We contributed $14.3 million and $49.8 million to certain of our subsidiaries to meet capital requirements during the second quarter and six months ended June 30, 2001, respectively. As of June 30, 2001, our subsidiaries were in compliance with all minimum capital requirements. Of the capital contributions made, $11.3 million and $22.3 million were to our Florida health plan during the second quarter and six months ended June 30, 2001, respectively. In July 2001, we made no contributions to our subsidiaries to meet statutory capital requirements. We intend to further strengthen our statutory capital through 2001 by allowing some earnings to be retained by our regulated subsidiaries.

    Effective January 1, 2001, certain of the states in which our regulated subsidiaries operate adopted the codification of statutory accounting principles. This means that the amount of capital contributions required to meet risk-based capital and minimum capital requirements may change. Any reduction in the statutory surplus as a result of adopting the codification of statutory accounting principles may require us to contribute additional capital to our subsidiaries to satisfy minimum statutory net worth requirements. As of June 30, 2001, the adoption of the codification of statutory accounting principles did not have a material impact on the amount of capital contributions required to meet risk-based capital and other minimum capital requirements.

    Legislation has been or may be enacted in certain states in which our subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders.

    As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends which can be paid by our insurance company subsidiaries to us without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. We believe that as of June 30, 2001, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 (HIPAA)

    In 2000 and 2001, the Department of Health and Human Services (DHHS) issued final regulations under the administrative simplification provisions of HIPAA relating to "Standards for Electronic Transactions and Code Sets" (with an implementation date of October 16, 2002) and "Standards for Privacy of Individually Identifiable Health Information" (with a compliance date by April 14, 2003). The new regulations require health plans, clearinghouses and providers to (a) comply with various requirements and restrictions related to the use, storage and disclosure of private health information (PHI), (b) adopt rigorous internal procedures to protect PHI, (c) enter into specific written agreements with business associates to whom PHI is disclosed and (d) accept nine transactions electronically, in a specified format, using specified code sets. The regulations establish significant criminal penalties and civil sanctions for non-compliance. In addition, the regulations could expose us to additional liability for, among other things, violations of the regulations by our business associates. We believe that the costs required to comply with the regulations will be significant and may have a material adverse impact on our business or results of operations.

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

    We assumed a portfolio disposition period of 30 days with a confidence level of 95 percent for the 2001 computation of VAR. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $1.4 million as of June 30, 2001.

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

    In addition, we have some interest rate market risk due to our credit facility borrowings. Notes payable and other financing arrangements totaled $628.6 million at June 30, 2001 and the related average interest rate on the floating rate borrowings was 6.5% (which interest rate is subject to change pursuant to the terms of the Credit Facility). See a description of the Credit Facility under "Item 5—Recent Developments—Credit Agreements." The table below presents the expected cash outflows of market risk sensitive instruments at June 30, 2001 and the $400 million senior notes offering completed on April 12, 2001. These cash outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of June 30, 2001.

	2001	2002	2003	2004	2005	Beyond	Total
Long-term floating borrowings:
Interest	$31,550	$15,160	$15,160	$15,160	$15,160	$7,580	$99,770
Principal						230,000	230,000
Fixed-rate borrowings:
Interest	16,750	33,500	33,500	33,500	33,500	184,250	335,000
Principal						400,000	400,000

Total cash outflows	$48,300	$48,660	$48,660	$48,660	$48,660	$821,830	$1,064,770

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SUPERIOR NATIONAL INSURANCE GROUP, INC.

    We and our former wholly-owned subsidiary, Foundation Health Corporation (FHC), which merged into the Company in January 2001, were named in an adversary proceeding, Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc. (M&R), filed on April 28, 2000, in the United States Bankruptcy Court for the Central District of California, case number SV00-14099GM. The lawsuit relates to the 1998 sale of Business Insurance Group, Inc. (BIG), a holding company of workers' compensation companies operating primarily in California, by FHC to Superior National Insurance Group, Inc. (Superior).

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

    The case was stayed on January 25, 2000, pending the resolution of various procedural issues involving similar actions filed against Humana Inc. On June 23, 2000, the plaintiffs filed amended complaints in a Humana action that had been consolidated pursuant to the multi-district litigation statute in the Southern District of Florida to add claims against other managed care organizations, including us. On October 23, 2000, the court allowed the plaintiffs to further amend the complaint against us to add two new named plaintiffs and withdraw the originally named plaintiff, Kerrie Pay, from the action. Consequently, this case will now be entitled Romero v. Foundation Health Systems, Inc. On October 23, 2000, the Judicial Panel on Multi-District Litigation ruled that the action originally filed against us in the Southern District of Mississippi should be consolidated, for purposes of pre-trial proceedings only, with other cases pending against managed care organizations in the United States District Court for the Southern District of Florida in Miami. We filed a motion to dismiss the case and on June 12, 2001, the court entered an order dismissing all claims brought against Health Net with leave for the plaintiffs to re-file an amended complaint. On this same date, the court stayed discovery until after the court rules upon motions to dismiss the amended complaints and any motions to compel arbitration. On June 29, 2001, the plaintiffs filed a third amended class action complaint which re-alleges causes of action under RICO, ERISA, common law civil conspiracy and common law unjust enrichment. The third amended class action complaint seeks unspecified compensatory and treble damages and equitable relief. On July 24, 2001, the court heard oral argument on class certification issues. We intend to vigorously defend the action.

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

    On September 22, 2000, we filed a motion to dismiss, or in the alternative to compel arbitration. On December 11, 2000, the court granted in part and denied in part our motion to compel arbitration. Under the court's December arbitration order, plaintiff Dennis Breen, the single named plaintiff to allege a direct contractual relationship with us, was compelled to arbitrate his direct claims against us. We have filed an appeal in the United States Court of Appeals for the 11th Circuit seeking to overturn the portion of the district court's December ruling that did not order certain claims to arbitration. On April 26, 2001, the court modified its December arbitration order and is now retaining jurisdiction over certain direct claims of plaintiff Breen relating to a single contract. On March 2, 2001, the District Court for the Southern District of Florida issued an order granting the dismissal of certain claims with prejudice and the dismissal of certain other claims without prejudice, and denying the dismissal of certain claims. On March 26, 2001, a consolidated amended complaint was filed in this action against managed care companies, including us. This consolidated complaint adds new plaintiffs, including Leonard Klay and the California Medical Association (who, as set forth below, had previously filed claims against the Company), and has, in addition to revising the pleadings of the original claims, added a claim under the California Business and Professions Code. On May 1, 2001, we filed a motion to compel arbitration of the claims of all individual plaintiffs that allege to have treated persons insured by us. On that same date, we filed a motion to dismiss the action. Preliminary discovery and briefing regarding the plaintiffs' motion for class certification has taken place. On May 7, 2001, the court heard oral argument on class certification issues. On May 9, 2001, the court entered a scheduling order permitting further discovery. On May 14, 2001, Health Net joined in a motion for stay of proceedings in Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (00-1334-MD) in the United States District Court for the Southern District of Florida pending appeal in the 11th Circuit Court of Appeals. On June 17, 2001, the district court stayed discovery until after the district court rules upon motions to dismiss and motions to compel arbitration. This order staying discovery also applies to other actions transferred to the district court by the Judicial Panel on Multidistrict Litigation, namely California Medical Association v. Blue Cross of California, Inc. et al. and Klay v. Prudential Ins. Co. of America, et al. On June 25, 2001, the 11th Circuit Court of Appeals entered an order staying all proceedings in the district court pending resolution of the appeals relating to the district court's ruling on motions to compel arbitration. We intend to vigorously defend the action.

STATE OF CONNECTICUT V. PHYSICIANS HEALTH SERVICES, INC.

    Physicians Health Services, Inc. (PHS), a subsidiary of ours, was sued on December 14, 1999 in the United States District Court in Connecticut by the Attorney General of Connecticut, Richard Blumenthal, acting on behalf of a group of state residents. The lawsuit was premised on ERISA, and alleged that PHS violated its duties under ERISA by managing its prescription drug formulary in a manner that served its own financial interest rather than those of plan beneficiaries. The suit sought to have PHS revamp its formulary system, and to provide patients with written denial notices and instructions on how to appeal. PHS filed a motion to dismiss which asserted that the state residents the Attorney General purported to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that his office lacked standing to bring the suit and that the allegations failed to state a claim under ERISA. On July 12, 2000, the court granted PHS' motion and dismissed the action. The State of Connecticut has appealed the dismissal and argument on the appeal was held before the United States Court of Appeals for the Second Circuit on May 1, 2001. We intend to vigorously defend the action.

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

    In May 2000, the California Medical Association filed a lawsuit, purportedly on behalf of its member physicians, in the United States District Court for the Northern District of California against several managed care organizations, including the Company, entitled California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. The plaintiff alleges that the manner in which the defendants contract and interact with its member physicians violates provisions of RICO. The action seeks declaratory and injunctive relief, as well as costs and attorneys' fees. We filed a motion to dismiss the action on various grounds. In August 2000, plaintiffs in other actions pending against different managed care organizations petitioned the Judicial Panel on Multi-District Litigation to consolidate the California action with the other actions in the U.S. District Court for the Northern District of Alabama. In light of the pending petition, the California court stayed the action and the hearing on the Company's motion to dismiss the complaint for ninety days pending a determination of the petition to consolidate. On October 23, 2000, the Judicial Panel on Multi-District Litigation ruled that this case should be consolidated, for purposes of pre-trial proceedings only, with other cases pending against managed care organizations in the United States District Court for the Southern District of Florida in Miami. On February 22, 2000, the California Medical Association filed an amended complaint in the Southern District of Florida adding claims under certain federal regulations and the California Business and Professions Code. As set forth above, on March 26, 2001, the California Medical Association was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action. As further noted above, on June 17, 2001, the district court entered an order which applies to this case and stays discovery until after the court rules upon motions to dismiss and motions to compel arbitration. We intend to vigorously defend the action.

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

    On February 22, 2001, a purported class action complaint was filed in the United States District Court for the Southern District of Florida against several managed care companies, including us, on behalf of individual physicians in California who provided health care services to members of the defendants' health plans. The complaint alleges violations of RICO, ERISA, certain federal regulations, the California Business and Professions Code and certain state common law doctrines, and seeks declaratory and injunctive relief, and damages. As set forth above, on March 26, 2001, Leonard Klay was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action. As further noted above, on June 17, 2001, the district court entered an order which applies to this case and stays discovery until after the court rules upon motions to dismiss and motions to compel arbitration. We intend to vigorously defend the action.

KAREN L., ET AL. V. PHYSICIANS HEALTH SERVICES, INC.

    This action was instituted on November 17, 1999 on behalf of a putative state-wide class against PHS, a subsidiary of ours, in the United States District Court for the District of Connecticut seeking injunctive relief for alleged violations of the Federal Medicaid statute, 42 U.S.C. §1396a(a)(3), the Due Process Clause of the Fourteenth Amendment to the United States Constitution, the Connecticut Unfair Trade Practices Act, Conn. Gen. Stat. §42-110a et seq., and the Connecticut Unfair Insurance Practices Act, Conn. Gen. Stat. §38a-815 et seq. The plaintiffs in this action allege that PHS failed to adequately notify class members of adverse actions regarding coverage of claims made by enrollees of PHS' Medicaid managed care plans and that PHS failed to adequately ensure that those Medicaid enrollees can apply for and be furnished with prescription drug benefits without delay. On July 6, 2001, the district court granted plaintiff's motion for class certification certifying a class consisting of all past, present and future Medicaid recipients who were, are or will be enrolled in any managed care plan offered by PHS to Medicaid recipients, under contract with the Commissioner of the State of Connecticut, Department of Social Services. We intend to vigorously defend this action.

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

ITEM 2. CHANGES IN SECURITIES

    On April 12, 2001, we completed our offering of $400 million aggregate principal amount of 8.375 percent Senior Notes due in 2011 as more fully described in Item 5 "Debt Offering."

    On May 3, 2001, our board of directors approved an amendment to our Rights Agreement. The amendment provides that certain passive institutional investors that beneficially own less than 17.5% of the outstanding shares of our common stock shall not be deemed to be "Acquiring Persons," as defined in the Rights Agreement. The amendment also provides, among other things, for the appointment of Computershare Investor Services, L.L.C. as the Rights Agent. The full text of the amendment is included as Exhibit 3 to our Current Report on Form 8-K dated May 3, 2001 and filed with the SEC on May 9, 2001.

    On May 7, 2001, we filed a Fifth Amended and Restated Certificate of Incorporation which eliminated the separation of our Board of Directors into three separate classes and replaced it with a Board of Directors elected on an annual basis, and eliminated provisions relating to the removal of directors. Our stockholders approved these changes to our Certificate of Incorporation at our Annual Meeting of Stockholders on May 3, 2001. We filed a corrected Fifth Amended and Restated Certificate of Incorporation on July 3, 2001, the full text of which is included as Exhibit 3.1 to our Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 3, 2001, we held our 2001 Annual Meeting of Stockholders. At the Annual Meeting, our stockholders voted upon proposals to (i) elect four Class II directors for an additional term (Proposal 1a), (ii) elect one Class I director for an additional term (Proposal 1b), (iii) ratify the selection of Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2001 (Proposal 2), (iv) amend our Certificate of Incorporation to eliminate the authority for 30 million shares of Class B Convertible Common Stock and to reclassify the shares equally between our authorized Class A Common Stock and Preferred Stock (Proposal 3) and (v) amend our Certificate of Incorporation to eliminate the separation of the Board of Directors into three separate classes and replace it with a Board of Directors that is elected on an annual basis and to eliminate certain provisions relating to the removal of directors (Proposal 4). The following provides voting information for all matters voted upon at the Annual Meeting, and includes a separate tabulation with respect to each nominee for director:

Proposal 1a

Election of Directors	Votes For	Votes Against	Votes Withheld	Broker Non-Votes
Gale S. Fitzgerald	112,110,588	0	3,837,088	0
Roger F. Greaves	112,109,013	0	3,838,663	0
Richard W. Hanselman	112,101,986	0	3,845,690	0
Raymond S. Troubh	112,102,053	0	3,845,623	0

    As a result, each of Messrs. Greaves, Hanselman and Troubh and Ms. Fitzgerald were elected as a director for an additional term at the Annual Meeting.

Proposal 1b

Election of Directors	Votes For	Votes Against	Votes Withheld	Broker Non-Votes
Bruce G. Willison	112,111,866	0	3,835,810	0

    As a result, Mr. Willison was elected as a director for an additional term at the Annual Meeting.

    Other directors whose term of office as directors continued after the Annual Meeting were: J. Thomas Bouchard, George Deukmejian, Thomas T. Farley, Patrick Foley, Jay M. Gellert and Richard J. Stegemeier.

Proposal 2

    With respect to the ratification of the selection of Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2001, 115,073,551 votes were cast in favor, 862,104 votes were cast against and 12,021 votes were withheld for such proposal. There were no broker non-votes for this proposal. Since this proposal received the affirmative vote of a majority of the votes cast on this proposal, the selection of Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2001 was ratified.

Proposal 3

    With respect to the proposal to amend and restate our Certificate of Incorporation to eliminate the authority for 30 million shares of Class B Convertible Comon Stock and to reclassify the 30 million shares equally between our authorized Class A Common Stock and Preferred Stock, 46,505,025 votes were cast in favor, 58,854,954 votes were cast against and 278,117 votes were withheld for such proposal. There were 10,309,580 broker non-votes for this proposal. Since this proposal received less than 50% of the votes entitled to be cast on the proposal, the proposal was not approved.

Proposal 4

    With respect to the proposal to amend and restate our Certificate of Incorporation to eliminate the separation of the Board of Directors into three separate classes and replace it with a Board of Directors that is elected on an annual basis and to eliminate certain provisions relating to the removal of directors, 98,835,477 votes were cast in favor, 6,742,058 votes were cast against and 63,560 votes were withheld for such proposal. There were 10,306,581 broker non-votes for such proposal. Our Certificate of Incorporation required this proposal to be approved by at least 80% of the votes entitled to be cast on the proposal in order to effectuate the proposal. Since the proposal received more than 80% of the votes entitled to be cast on the proposal, the proposal was approved.

    In total, 122,879,059 shares of Class A Common Stock were eligible to vote at the Annual Meeting, 115,947,677 shares were voted at the Annual Meeting and 6,931,382 shares were unvoted at the Annual Meeting.

    No other matters were submitted to a vote of our security holders during the quarter ended June 30, 2001.

ITEM 5. OTHER INFORMATION

RECENT DEVELOPMENTS

    DEBT OFFERING.  On April 12, 2001, we completed our offering of $400 million aggregate principal amount of 8.375 percent Senior Notes due in April 2011. The net proceeds of $395.1 million form the Senior Notes have been used to repay outstanding borrowings under our then-existing revolving credit facility. We have agreed to exchange the Senior Notes (aggregate principal amount of $400 million) issued in April 2001 for Senior Notes (aggregate principal amount of $400 million) registered under the Securities Act of 1933, as amended, pursuant to an Exchange and Registration Rights Agreement, a copy of which was filed as Exhibit 4.6 to the Company's Form 10-Q for the quarter ended March 31, 2001.

    FLORIDA OPERATIONS.  Effective August 1, 2001, we completed the sale of our Florida health plan to Florida Health Plan Holdings II, LLC for approximately $49 million, consisting of $23 million in cash and approximately $26 million in a secured six-year note bearing 8% interest per annum. In addition, we sold our Florida corporate facility building to DGE Properties, LLC for $15 million, payable by a secured 5-year note bearing 8% interest per annum.

    KPC ORGANIZATION.  Our California HMO subsidiary, Health Net of California, Inc. (HN California), was contracted with KPC Medical Management, Inc. (together with its affiliates, the "KPC Organization"), one of the largest provider organizations in Southern California, to provide health care services to approximately 66,000 of its members. During 2000, as the KPC Organization experienced continuing financial difficulties, HN California and other health plans made loans and other financial accommodations to the KPC Organization. Notwithstanding such financial accommodations, the KPC Organization continued to incur losses. In late November 2000, the KPC Organization filed a petition seeking reorganization under Chapter 11 of the Bankruptcy Code. All of HN California's membership previously assigned to the KPC Organization has now been reassigned to other provider organizations. However, the KPC Organization left unpaid significant provider claims which are unlikely to be discharged to any substantial degree through distribution of proceeds of the bankruptcy estate. Accordingly, there is the possibility that HN California will be at risk for the unpaid portion of those provider claims. Because the bankruptcy of the KPC Organization occurred only in November 2000, we are unable at this time to assess the extent of such unpaid claims, the extent to which these providers may seek to hold us liable for such unpaid claims, or the probability that we will be held liable in any litigation arising therefrom.

    CREDIT AGREEMENTS.  We have two credit facilities with Bank of America, N.A., as administrative agent, each governed by a separate credit agreement dated as of June 28, 2001. The credit facilities, providing for an aggregate of $700 million in borrowings, consist of

  •
  a $175 million 364-day revolving credit facility; and
  •
  a $525 million five-year revolving credit and competitive advance facility.

    We established the credit facilities to refinance our then-existing credit facility and to finance any lawful general corporate purposes, including acquisitions and working capital. The credit facilities allow us to borrow funds

  •
  by obtaining committed loans from the group of lenders as a whole on a pro rata basis;
  •
  by obtaining under the five-year facility loans from individual lenders within the group by way of a bidding process;
  •
  by obtaining under the five-year facility swingline loans in an aggregate amount of up to $50 million that may be requested on an expedited basis; and
  •
  by obtaining under the five-year facility letters of credit in an aggregate amount of up to $200 million.

    Repayment.  The 364-day credit facility expires on June 27, 2002. We must repay all borrowings under the 364-day credit facility by June 27, 2004. The five-year credit facility expires in June 2006, and we must repay all borrowings under the five-year credit facility by, June 28, 2006, unless the five-year credit facility is extended. The five-year credit facility may, at our request and subject to approval by lenders holding two-thirds of the aggregate amount of the commitments under the five-year credit facility, be extended for up to two twelve-month periods to the extent of the commitments made under the five-year credit facility by such approving lenders. Swingline loans under the five-year credit facility are subject to repayment within no more than seven days.

    Covenants.  The credit agreements contain negative covenants, including financial covenants, that impose restrictions on our operations. The financial covenants in the credit agreements provide that

  •
  for any period of four consecutive fiscal quarters, the consolidated leverage ratio, which is the ratio of (i) our consolidated funded debt to (ii) our consolidated net income before interest, taxes, depreciation, amortization and other specified items (consolidated EBITDA), must not exceed 3 to 1;
  •
  for any period of four consecutive fiscal quarters, the consolidated fixed charge coverage ratio, which is the ratio of (i) our consolidated EBITDA plus consolidated rental expense minus consolidated capital expenditures to (ii) our consolidated scheduled debt payments, (defined as the sum of scheduled principal payments, interest expense and rent expense) must be at least 1.5 to 1; and
  •
  we must maintain our consolidated net worth at a level equal to at least $945 million (less the sum of a pre-tax charge associated with our sale of Florida Health Plan and specified pre-tax charges relating to the write-off of goodwill) plus 50% of our consolidated net income and 100% of our net cash proceeds from equity issuances.

    The other covenants in the credit agreements include, among other things, limitations on incurrence of indebtedness by subsidiaries of Health Net, Inc. and on our ability to

  •
  incur liens;
  •
  extend credit and make investments;
  •
  merge, consolidate, dispose of stock in subsidiaries, lease or otherwise dispose of assets and liquidate or dissolve;
  •
  engage in transactions with affiliates;
  •
  substantially alter the character or conduct of the business of Health Net, Inc. or any of its "significant subsidiaries" within the meaning of Rule 1-02 under Regulation S-X promulgated by the SEC;
  •
  make restricted payments, including dividends and other distributions on capital stock and redemptions of capital stock; and
  •
  become subject to other agreements or arrangements that restrict (i) the payment of dividends by any Health Net, Inc. subsidiary, (ii) the ability of Health Net, Inc. subsidiaries to make or repay loans or advances to us, (iii) the ability of any subsidiary of Health Net, Inc. to guarantee our indebtedness or (iv) the creation of any lien on our property.

    Interest and fees.  Committed loans under the credit facilities bear interest at a rate equal to a base rate plus a margin that depends on our senior unsecured credit rating. Loans obtained through the bidding process bear interest at a rate determined in the bidding process. Swingline loans under the five-year credit facility bear interest equal to, at our option, either a base rate plus a margin that depends on our senior unsecured credit rating or a rate quoted to us by the swingline lender. We pay fees on outstanding letters of credit and a facility fee, computed as a percentage of the lenders' commitments under the credit facilities, which varies from 0.130% to 0.320% per annum for the

364-day credit facility and from 0.155% to 0.375% per annum for the five-year credit facility, depending on our senior unsecured credit rating.

    Events of Default.  The credit agreements provide for acceleration of repayment of indebtedness under the credit facilities upon the occurrence of customary events of default.

    LEGISLATION.  On June 2, 2001, the United States Senate passed legislation, sometimes referred to as "patients' rights" or "patients' bill of rights" legislation, that seeks, among other things, to hold health plans liable for claims regarding health care delivery and improper denial of care. The United States House of Representatives passed similar legislation on August 2, 2001. Congress will attempt to reconcile the two bills in a conference committee. Although both bills provide for independent review of decisions regarding medical care, the bills differ on the circumstances under which lawsuits may be brought against managed care organizations and the scope of their liability. If patients' bill of rights legislation is enacted into law we would be subject to significant additional litigation risk and regulatory compliance costs, which could be costly to us and could have a significant effect on our results of operations. Although we could attempt to mitigate our ultimate exposure to litigation and regulatory compliance costs through, among other things, increases in premiums, there can be no assurance that we would be able to mitigate or cover the costs stemming from litigation arising under patients' bill of rights legislation or the other costs that we could incur in connection with complying with patients' bill of rights legislation.

    FOHP.  Effective July 30, 1999, a wholly-owned subsidiary of ours merged with and into FOHP, Inc., a then-majority owned subsidiary of ours, which, as a result of the merger, became a wholly-owned subsidiary of Health Net, Inc. In connection with the merger, the former minority shareholders of FOHP were entitled to receive either $.25 per share (the value per FOHP share as of December 31, 1998 as determined by an outside appraiser) or payment rights which entitle the holders to receive as much as $15.00 per payment right on or about July 1, 2001, provided certain hospital and other provider participation and other conditions are met. Also in connection with the merger, certain holders of payment rights will also be entitled to receive additional consideration of $2.25 per payment right ("Bonus Consideration") if our New Jersey health plan achieves certain annual returns on common equity and the participation conditions are met. In July and August 2001, based on the satisfaction of certain participation and other conditions by the former minority shareholders of FOHP, FOHP made aggregate payments of approximately $21.0 million to certain holders of payment rights. FOHP will make up to an additional $6.7 million in payments to additional holders of payment rights, subject to such holders submitting appropriate documentation. A determination on the satisfaction of the conditions for payment of the Bonus Consideration will be made in 2002.

    DISASTER RECOVERY.  We are in the process of updating our disaster recovery plans including maintaining fully redundant systems for our operations at an alternate site. Before these plans are fully updated, a disaster such as fire, flood, earthquake, tornado, power loss, virus, telecommunications failure, break-in or similar event could severely damage or interrupt our systems and operations, result in loss of data, and/or delay or impair our ability to service our members and providers. Even after the plans are updated, there can be no assurance that such adverse effects will not occur in the event of a disaster. In addition, a substantial part of our operations are located in the State of California. Due to the limited availability of electricity in California, certain locations in California have experienced sporadic periods of electricity outages. A substantial or sustained interruption in the power supplied to our facilities and systems could significantly and negatively impact our ability to conduct our business. Any such disaster, power loss or similar event could have a material adverse effect on our business, financial condition and results of operations.

OTHER POTENTIAL DIVESTITURES

    CERTAIN OTHER OPERATIONS.  We continue to evaluate the profitability realized or likely to be realized by our existing businesses and operations. We are reviewing from a strategic standpoint which of such businesses or operations should be divested.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)
EXHIBITS

    The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated October 1, 1996, by and among Health Systems International, Inc., FH Acquisition Corp. and Foundation Health Corporation (filed as Exhibit 2.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference).
3.1	Fifth Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed with the SEC on August 10, 2001, which is incorporated herein by reference).
3.2	Seventh Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, which is incorporated herein by reference).
4.1	Form of Class A Common Stock Certificate (included as Exhibit 4.2 to the Company's Registration Statements on Forms S-1 and S-4 (File nos. 33-72892 and 33-72892-01, respectively), which is incorporated herein by reference).
4.2	Rights Agreement dated as of June 1, 1996 by and between the Company and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File No. 001-12718), which is incorporated by reference herein).
4.3	First Amendment to the Rights Agreement dated as of October 1, 1996, by and between the Company and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 2 to the Company's Form 8-A/A dated May 9, 2001, which is incorporated herein by reference).
4.4	Second Amendment to Rights Agreement dated as of May 3, 2001, by and among the Company, Harris Trust and Savings Bank, and Computershare Investor Services, L.L.C. (filed as Exhibit 3 to the Company's Form 8-A/A dated May 9, 2001, which is incorporated herein by reference).
4.5	Indenture dated as of April 12, 2001 by and between the Company and U.S. Bank Trust National Association as Trustee (filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, which is incorporated herein by reference).
4.6	Exchange and Registration Rights Agreement dated April 12, 2001 by and among the Company, JP Morgan, a division of Chase Securities Inc., Banc of America Securities LLC, Fleet Securities, Inc., Mizuho International plc, Salomon Smith Barney Inc. and Scotia Capital (USA) Inc. (filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, which is incorporated herein by reference).
10.1	Employment Letter Agreement between the Company and Karin D. Mayhew dated January 22, 1999 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, which is incorporated herein by reference).

10.2	Letter Agreement dated June 25, 1998 between B. Curtis Westen and the Company (filed as Exhibit 10.73 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated herein by reference).
10.3	Employment Letter Agreement dated July 3, 1996 between Jay M. Gellert and the Company (filed as Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated herein by reference).
10.4	Amended Letter Agreement between the Company and Jay M. Gellert dated as of August 22, 1997 (filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference).
10.5	Letter Agreement between the Company and Jay M. Gellert dated as of March 22, 2000 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, which is incorporated herein by reference).
10.6	Employment Letter Agreement between the Company and Jeffrey J. Bairstow dated as of January 29, 1998 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, which is incorporated herein by reference).
10.7	Employment Letter Agreement between the Company and Steven P. Erwin dated March 11, 1998 (filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference).
10.8	Employment Letter Agreement between the Company and Gary S. Velasquez dated May 1, 1996 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).
10.9	Employment Letter Agreement between the Company and Cora Tellez dated November 16, 1998 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).
10.10	Employment Letter Agreement between the Company and Timothy J. Moore, M.D. dated March 12, 2001 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, which is incorporated herein by reference).
10.11	Form of Severance Payment Agreement dated December 4, 1998 by and between the Company and various of its executive officers (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).
10.12	Form of Agreement amending Severance Payment Agreement by and between the Company and various of its executive officers (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference).
10.13	The Company's Deferred Compensation Plan effective as of May 1, 1998 (filed as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).
10.14	The Company's Deferred Compensation Plan Trust Agreement dated as of September 1, 1998 between the Company and Union Bank of California (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).
10.15	The Company's Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000), which is incorporated herein by reference.

10.16	Amendment to the Company's Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference).
10.17	The Company's 1997 Stock Option Plan (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference).
10.18	Amendment to the Company's 1997 Stock Option Plan, a copy of which is filed herewith (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference).
10.19	The Company's Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000), which is incorporated herein by reference.
10.20	Amendments to the Company's Amended and Restated 1998 Stock Option Plan, a copy of which is filed herewith (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference).
10.21	The Company's Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524), which is incorporated herein by reference).
10.22	The Company's Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference).
10.23	The Company's Employee Stock Purchase Plan, as amended (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, which is incorporated herein by reference).
10.24	The Company's Executive Officer Incentive Plan (filed as Annex A to the Company's Definitive Proxy Statement filed on March 21, 2000, which is incorporated herein be reference).
10.25	The Company's 401(k) Associate Savings Plan, as amended and restated (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference).
10.26	The Company's Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).
10.27	Managed Health Network, Inc. Incentive Stock Option Plan (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated herein by reference).
10.28	Managed Health Network, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.9 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated herein by reference).
10.29	Foundation Health Corporation 1990 Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-24621), which is incorporated herein by reference).
10.30	FHC Directors Retirement Plan (filed as an exhibit to FHC's Annual Report on Form 10-K for the year ended June 30, 1994, which is incorporated herein by reference).

10.31	FHC's Deferred Compensation Plan, as amended and restated (filed as Exhibit 10.99 to FHC's Annual Report on Form 10-K for the year ended June 30, 1995, which is incorporated herein by reference).
10.32	FHC's Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 10.100 to FHC's Annual Report on Form 10-K for the year ended June 30, 1995, which is incorporated herein by reference).
10.33	FHC's Executive Retiree Medical Plan, as amended and restated (filed as Exhibit 10.101 to FHC's Annual Report on Form 10-K for the year ended June 30, 1995, which is incorporated herein by reference).
10.34	Five-Year Credit Agreement dated as of June 28, 2001 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender (filed as Exhibit 10.34 to the Company's Registration Statement on Form S-4 filed with the SEC on August 10, 2001, which is incorporated herein by reference).
10.35	364-Day Credit Agreement dated as of June 28, 2001 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.35 to the Company's Registration Statement on Form S-4 filed with the SEC on August 10, 2001, which is incorporated herein by reference).
10.36	Credit Agreement dated July 8, 1997 among the Company, the banks identified therein and Bank of America National Trust and Savings Association in its capacity as Administrative Agent (providing for an unsecured $1.5 billion revolving credit facility) (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated herein by reference).
10.37	Guarantee Agreement dated July 8, 1997 between the Company and First Security Bank, National Association (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference).
10.38	First Amendment and Waiver to Credit Agreement dated April 6, 1998 among the Company, Bank of America National Trust and Savings Association and the Banks (as defined therein) (filed as Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, which is incorporated herein by reference).
10.39	Second Amendment to Credit Agreement dated July 31, 1998 among the Company, Bank of America National Trust and Savings Association and the Banks (as defined therein) (filed as Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated herein by reference).
10.40	Third Amendment to Credit Agreement, dated November 6, 1998, among the Company, Bank of America National Trust and Savings Association and the Banks (as defined therein) filed as Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, which is incorporated herein by reference).
10.41	Fourth Amendment to Credit Agreement, dated as of March 26, 1999, among the Company, Bank of America National Trust and Savings Association and the Banks, as defined therein (filed as Exhibit 10.64 to the Company's Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference).
10.42	Fifth Amendment to Credit Agreement, dated as of September 20, 2000, among the Company, Bank of America National Trust and Savings Association and the Banks, as defined therein (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, which is incorporated herein by reference).

10.43	Form of Credit Facility Commitment Letter, dated March 27, 1998, between the Company and the Majority Banks (as defined therein) (filed as Exhibit 10.70 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference).
10.44	Office Lease, dated as of January 1, 1992, by and between Warner Properties III and Health Net (filed as Exhibit 10.23 to the Company's Registration Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively), which is incorporated herein by reference).
10.45	Lease Agreement between HAS-First Associates and FHC dated August 1, 1998 and form of amendment thereto (filed as an exhibit to FHC's Registration Statement on Form S-1 (File No. 33-34963), which is incorporated herein by reference).
10.46	Office Lease dated September 20, 2000 by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, which is incorporated herein by reference).
10.47	Purchase Agreement dated as of April 9, 2001, by and among the Company, JP Morgan, a division of Chase Securities Inc., Banc of America Securities LLC, Fleet Securities, Inc., Mizuho International plc, Salomon Smith Barney Inc. and Scotia Capital (USA) Inc. (filed as Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, which is incorporated herein by reference).
10.48	Stock Purchase Agreement dated January 19, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 1, 2001 and incorporated herein by reference).
10.49	Amendment to Stock Purchase Agreement dated February 2, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 1, 2001 and incorporated herein by reference).
10.50	Second Amendment to Stock Purchase Agreement dated February 8, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, LLC (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 1, 2001 and incorporated herein by reference).
10.51	Third Amendment to Stock Purchase Agreement dated February 16, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, LLC (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated August 1, 2001 and incorporated herein by reference).
10.52	Fourth Amendment to Stock Purchase Agreement dated February 28, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, LLC (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated August 1, 2001 and incorporated herein by reference).
10.53	Fifth Amendment to Stock Purchase Agreement dated May 1, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, LLC (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated August 1, 2001 and incorporated herein by reference).
10.54	Sixth Amendment to Stock Purchase Agreement dated June 4, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, LLC (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K dated August 1, 2001 and incorporated herein by reference).

10.55	Seventh Amendment to Stock Purchase Agreement dated June 29, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, LLC (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K dated August 1, 2001 and incorporated herein by reference).
11.1	Statement relative to computation of per share earnings of the Company (included in Note 3 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q).

*
A copy of the exhibit is being filed with this Quarterly Report on Form 10-Q.

(B)
REPORTS ON FORM 8-K

    We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2001:

    A current report dated April 10, 2001 stating that we issued a press release, in which, we announced that we had completed our offering of $400 million aggregate principal amount of 8.375 percent Senior Notes due in 2011 on April 12, 2001 and that the net proceeds from the Notes will be used to repay outstanding borrowing under our then existing revolving credit facility.

    A current report dated May 3, 2001 containing the Second Amendment to Rights Agreement, dated as of May 3, 2001, by and among the Registrant, Harris Trust and Savings Bank, an Illinois banking corporation, and Computershare Investor Services, L.L.C., a Delaware limited liability company. The Second Amendment provides for an exception to the definition of "Acquiring Person" under the Rights Agreement to permit a Passive Institutional Investor (as defined in the Rights Agreement) to be or become the beneficial owner of common stock of the Company representing less than 17.5% of the shares of Common Stock then outstanding without becoming an Acquiring Person, as long as the Passive Institutional Investor continues to meet the definition of such term as set forth in the Rights Agreement. In addition, the Second Amendment provides that Computershare is substituted for Harris Bank as Rights Agent under the Rights Agreement.

    We did not file any other Current Reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)
Date: August 14, 2001	By:	/s/ JAY M. GELLERT Jay M. Gellert President and Chief Executive Officer
Date: August 14, 2001	By:	/s/ STEVEN P. ERWIN Steven P. Erwin Executive Vice President and Chief Financial Officer

QuickLinks

HEALTH NET, INC. INDEX TO FORM 10-Q
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
HEALTH NET, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands) (Unaudited)
HEALTH NET, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except per share data) (Unaudited)
HEALTH NET, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except per share data) (Unaudited)
HEALTH NET, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
HEALTH NET, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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