Form 10-Q
period 2001-09-30
HEALTH NET INC
filed 2001-11-14
CIK 916085

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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

    The number of shares outstanding of the registrant's Class A Common Stock as of November 13, 2001 was 123,564,218 (excluding 3,194,374 shares held as treasury stock) and no shares of Class B Common Stock were outstanding as of such date.

HEALTH NET, INC.
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH NET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$1,144,598	$1,046,735
Investments—available for sale	565,922	486,902
Premiums receivable, net	198,554	174,654
Amounts receivable under government contracts	127,086	334,187
Reinsurance and other receivables	147,511	141,140
Deferred taxes	116,924	141,752
Other assets	77,198	74,184

Total current assets	2,377,793	2,399,554
Property and equipment, net	250,141	296,009
Goodwill and other intangible assets, net	811,875	863,419
Other noncurrent assets	142,460	111,134

Total Assets	$3,582,269	$3,670,116

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,295,820	$1,242,389
Unearned premiums	215,309	238,571
Amounts payable under government contracts	3,342	972
Accounts payable and other liabilities	280,241	329,149

Total current liabilities	1,794,712	1,811,081
Revolving credit facilities and capital leases	225,264	766,450
Senior notes payable	398,643	—
Deferred taxes	11,513	8,635
Other noncurrent liabilities	44,206	22,819

Total Liabilities	2,474,338	2,608,985

Commitments and contingencies
Stockholders' Equity:
Common stock and additional paid-in capital	659,568	649,292
Retained earnings	541,760	511,224
Treasury Class A common stock, at cost	(95,831)	(95,831)
Accumulated other comprehensive income (loss)	2,434	(3,554)

Total Stockholders' Equity	1,107,931	1,061,131

Total Liabilities and Stockholders' Equity	$3,582,269	$3,670,116

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Third Quarter Ended September 30,
	2001	2000
REVENUES
Health plan services premiums	$2,078,628	$1,847,400
Government contracts/Specialty services	447,862	414,279
Investment and other income	18,449	26,136

Total revenues	2,544,939	2,287,815

EXPENSES
Health plan services	1,772,020	1,575,723
Government contracts/Specialty services	322,782	283,306
Selling, general and administrative	329,339	310,576
Depreciation	15,279	16,423
Amortization	9,426	9,675
Interest	12,735	22,736
Net gain on sale of properties	—	(1,068)
Asset impairment, restructuring and other costs	79,667	—

Total expenses	2,541,248	2,217,371
Income before income taxes	3,691	70,444
Income tax provision	1,365	25,797

Net income	$2,326	$44,647

Basic and diluted earnings per share:
Basic	$0.02	$0.36

Diluted	$0.02	$0.36

Weighted average shares outstanding:
Basic	123,315	122,477
Diluted	124,965	124,188

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
REVENUES
Health plan services premiums	$6,257,828	$5,430,967
Government contracts/Specialty services	1,253,651	1,211,813
Investment and other income	68,287	73,970

Total revenues	7,579,766	6,716,750

EXPENSES
Health plan services	5,355,613	4,628,738
Government contracts/Specialty services	898,117	810,663
Selling, general and administrative	1,001,641	944,558
Depreciation	48,339	50,375
Amortization	28,265	28,979
Interest	43,581	66,003
Net loss (gain) on sale of businesses and properties	76,072	(1,068)
Asset impairment, restructuring and other costs	79,667	—

Total expenses	7,531,295	6,528,248
Income before income taxes	48,471	188,502
Income tax provision	17,935	71,105

Net income	$30,536	$117,397

Basic and diluted earnings per share:
Basic	$0.25	$0.96

Diluted	$0.24	$0.96

Weighted average shares outstanding:
Basic	123,065	122,435
Diluted	125,084	122,625

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,536	$117,397
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	76,604	79,354
Net loss (gain) on sale of businesses and buildings	76,072	(1,068)
Asset impairments	27,760	—
Other changes	2,663	8,885
Changes in assets and liabilities, net of the effects of dispositions:
Premiums receivable	(23,919)	(2,313)
Unearned premiums	(22,002)	(149,373)
Other assets	(12,857)	47,748
Amounts receivable/payable under government contracts	209,471	(109,133)
Reserves for claims and other settlements	89,896	29,704
Accounts payable and other liabilities	(6,900)	(48,077)

Net cash provided by (used in) operating activities	447,324	(26,876)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales or maturities of investments	596,019	209,518
Purchases of investments	(673,030)	(153,495)
Net purchases of property and equipment	(53,498)	(50,364)
Cash (paid) received from the sale of businesses and buildings, net of cash disposed	(58,997)	3,505
Other	(21,503)	(24,076)

Net cash used in investing activities	(211,009)	(14,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchases	7,962	1,233
Proceeds from issuance of notes and other financing arrangements	601,102	155,032
Repayment of debt	(747,516)	(248,738)

Net cash used in financing activities	(138,452)	(92,473)

Net increase (decrease) in cash and cash equivalents	97,863	(134,261)
Cash and cash equivalents, beginning of period	1,046,735	1,010,539

Cash and cash equivalents, end of period	$1,144,598	$876,278

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

    Health Net, Inc. (formerly named Foundation Health Systems, Inc., together with its subsidiaries, referred to hereafter as the Company, we, us or our) prepared the condensed consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements.

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

    Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for the full year.

2. COMPREHENSIVE INCOME

    Our comprehensive income for the third quarter and nine months ended September 30 is as follows (amounts in thousands):

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income	$2,326	$44,647	$30,536	$117,397
Other comprehensive income, net of tax:
Net change in unrealized appreciation on investments available for sale	2,457	1,878	5,988	2,105

Comprehensive income	$4,783	$46,525	$36,524	$119,502

3. EARNINGS PER SHARE

    Basic earnings per share excludes dilution and reflects net income or loss divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (all of which are comprised of stock options) outstanding during the periods presented. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method. There were 1,650,000 and 2,019,000 shares of dilutive common stock equivalents for the third quarter and nine months ended September 30, 2001, respectively, and 1,711,000 and 190,000 shares of dilutive common stock equivalents for the third quarter and nine months ended September 30, 2000, respectively.

    Options to purchase an aggregate of 6,925,000 and 6,849,000 shares of common stock during the third quarter and nine months ended September 30, 2001, respectively, and an aggregate of 4,230,000 and 8,609,000 shares of common stock during the third quarter and nine months ended September 30,

2000, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock for each respective period.

4. SEGMENT INFORMATION

    Our segment information for the third quarter and nine months ended September 30, 2001 and 2000 is as follows (amounts in thousands):

	Health Plan Services	Government Contracts/ Specialty Services	Corporate and Other	Total
Third Quarter Ended September 30, 2001
Revenues from external sources	$2,078,628	$447,862	—	$2,526,490
Intersegment revenues	—	30,252	—	30,252
Asset impairment, restructuring and other costs	40,677	17,205	$21,785	79,667
Income (loss) before income taxes	41,047	(9,493)	(27,863)	3,691
Third Quarter Ended September 30, 2000
Revenues from external sources	$1,847,400	$414,279	—	$2,261,679
Intersegment revenues	—	20,171	—	20,171
Asset impairment, restructuring and other costs	—	—	—	—
Income (loss) before income taxes	76,120	29,315	$(34,991)	70,444
Nine Months Ended September 30, 2001
Revenues from external sources	$6,257,828	$1,253,651	—	$7,511,479
Intersegment revenues	—	77,033	—	77,033
Asset Impairment, restructuring and other costs	40,677	17,205	$21,785	79,667
Loss on sale of Florida health plan and related corporate facility building	—	—	76,072	76,072
Income (loss) before income taxes	192,313	12,487	(156,329)	48,471
Nine Months Ended September 30, 2000
Revenues from external sources	$5,430,967	$1,211,813	—	$6,642,780
Intersegment revenues	—	53,765	—	53,765
Asset impairment, restructuring and other costs	—	—	—	—
Income (loss) before income taxes	216,974	78,495	$(106,967)	188,502

We made certain reclassifications to the 2000 amounts to conform to the 2001 presentation.

5. ASSET IMPAIRMENT, RESTRUCTURING AND OTHER COSTS

    The following table summarizes the restructuring charges we recorded during the third quarter ended September 30, 2001:

	2001 Charges	Cash Payments	Non-cash	Balance at September 30, 2001	Expected Future Cash Outlays
	(amounts in millions)
Severance and benefit related costs	$43.3	$(15.7)	$—	$27.6	$27.6
Asset impairment costs	27.9	—	(27.9)	—	—
Real estate lease termination costs	5.1	—	—	5.1	5.1
Other costs	3.4	—	(2.3)	1.1	1.1

Total restructuring charges	$79.7	$(15.7)	$(30.2)	$33.8	$33.8

    As part of our ongoing selling, general and administrative expense reduction efforts, during the third quarter of 2001, we finalized a formal plan to reduce operating and administrative expenses for all business units within the Company (the 2001 Plan). In connection with the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative, financial and technology functions. We recorded pretax restructuring charges of $79.7 million during the third quarter ended September 30, 2001 (2001 Charge). Of the total 2001 Charge, approximately $49.5 million will result in cash outlays. We plan to use cash flows from operations to fund these payments.

SEVERANCE AND BENEFIT RELATED COSTS

    During the third quarter ended September 30, 2001, we recorded severance and benefit related costs of $43.3 million related to enterprise-wide staff reductions, which costs were included in the 2001 Charge. These reductions include the elimination of approximately 1,500 positions throughout all functional groups, divisions and corporate offices within the Company. As of September 30, 2001, 769 positions have been eliminated and $15.7 million of the severance and benefit related costs have been paid out. We expect that an additional $12.6 million will be paid out during the fourth quarter of 2001 with the remaining balance to be paid during 2002. Elimination of the remaining 748 positions will be completed over the next twelve months.

ASSET IMPAIRMENT COSTS

    Pursuant to Statement of Financial Accounting Standards (SFAS) No. 121, we evaluated the carrying value of certain long-lived assets that were affected by the 2001 Plan. The affected assets were primarily comprised of information technology systems and equipment, software development projects and leasehold improvements. We determined that the carrying value of these assets exceeded their estimated fair values. The fair values of these assets were determined based on market information available for similar assets. For certain of the assets, we determined that they had no continuing value to us due to our abandoning certain plans and projects in connection with our workforce reductions.

    Accordingly, we recorded asset impairment charges of $27.9 million consisting entirely of non-cash write-downs of equipment, building improvements and software application and development costs, which charges were included in the 2001 Charge. The carrying value of these assets was $36.2 million as of September 30, 2001.

    The asset impairment charges of $27.9 million consists of $10.8 million for write-downs of assets related to the consolidation of four data centers, including all computer platforms, networks and applications into a single processing facility at our Hazel Data Center; $16.3 million related to abandoned software applications and development projects resulting from the workforce reductions, migration of certain systems and investments to more robust technologies; and $0.8 million for write-downs of leasehold improvements.

REAL ESTATE LEASE TERMINATION COSTS

    The 2001 Charge included charges of $5.1 million related to termination of lease obligations and non-cancelable lease costs for excess office space resulting from streamlined operations and consolidation efforts. Approximately $0.1 million of the termination obligations will be paid during the fourth quarter of 2001 with the remainder to be paid during 2002 and throughout the respective lease terms.

OTHER COSTS

    The 2001 Charge included charges of $3.4 million related to costs associated with consolidating certain data center operations and systems and other activities which are expected to be completed in the first quarter of 2002. Approximately $0.6 million of these costs will be paid by the end of 2001 with the remainder to be paid during the first quarter of 2002.

6. DIVESTITURES AND OTHER INVESTMENTS

    Effective August 1, 2001, we sold our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc., to Florida Health Plan Holdings II, LLC. In connection with the sale, we received approximately $49 million which consists of $23 million in cash and approximately $26 million in a secured six-year note bearing eight percent interest per annum. We also sold the corporate facility building used by our Florida health plan to DGE Properties, LLC for $15 million, payable by a secured five-year note bearing eight percent interest per annum. We estimated and recorded a $76.1 million pre-tax loss on the sales of our Florida health plan and the related corporate facility building during the second quarter ended June 30, 2001. As part of the Florida sale agreement, there will be a series of true up processes that will take place during 2001 and 2002 that could result in additional loss or gain recognition.

    The Florida health plan, excluding the $76.1 million loss on sale, had premium revenues of $45.8 million and a net loss of $2.3 million for the third quarter ended September 30, 2001, and premium revenues of $339.7 million and a net loss of $11.5 million for the nine months ended September 30, 2001. The effect of the suspension of the depreciation on the corporate facility building was immaterial for the third quarter and nine months ended September 30, 2001.

    During the third quarter ended September 30, 2000, we sold property in California and received cash proceeds of $3.5 million and recognized a gain of $1.1 million before taxes.

    Throughout 2000 and the nine months ended September 30, 2001, we have provided funding in the aggregate amount of approximately $10.0 million to MedUnite, Inc., an independent company, funded and organized by seven major managed health care companies. MedUnite, Inc. is designed to provide on-line internet provider connectivity services including eligibility information, referrals, authorizations, claims submission and payment. The funded amounts are included in other noncurrent assets.

    During 2000, we secured an exclusive e-business connectivity services contract from the Connecticut State Medical Society IPA, Inc. (CSMS-IPA) for $15.0 million. CSMS-IPA is an association of medical doctors providing health care primarily in Connecticut. The amounts paid to CSMS-IPA for this agreement are included in other noncurrent assets.

7. LEGAL PROCEEDINGS

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

IN RE MANAGED CARE LITIGATION

    The Judicial Panel on Multidistrict Litigation has transferred various class action lawsuits against managed care companies, including us, to the United States District Court for the Southern District of Florida for coordinated or consolidated pretrial proceedings in In re Managed Care Litigation, MDL 1334. This proceeding is divided into two tracks, the subscriber track, which includes actions brought on behalf of health plan members, and the provider track, which includes suits brought on behalf of physicians. We intend to vigorously defend all actions in MDL 1334.

  Subscriber Track

    The subscriber track includes the following actions involving us: Pay v. Foundation Health Systems, Inc. (filed in the Southern District of Mississippi on November 22, 1999), Romero v. Foundation Health Systems, Inc. (filed in the Southern District of Florida on June 23, 2000 as an amendment to a suit filed in the Southern District of Mississippi), State of Connecticut v. Physicians Health Services of Connecticut, Inc. (filed in the District of Connecticut on September 7, 2000), and Albert v. CIGNA Healthcare of

Connecticut, Inc., et al. (including Physicians Health Services of Connecticut, Inc. and Foundation Health Systems, Inc.) (filed in the District of Connecticut on September 7, 2000). The Pay and Romero actions seek certification of nationwide class actions, unspecified damages and injunctive relief, and allege that cost containment measures used by our health maintenance organizations, preferred provider organizations and point-of-service health plans violate provisions of the federal Racketeer Influenced and Corrupt Organizations Act (RICO) and the federal Employee Retirement Income Security Act (ERISA). The Albert suit also alleges violations of ERISA and seeks certification of a nationwide class and unspecified damages and injunctive relief. The State of Connecticut action asserts claims against our subsidiary, Physicians Health Services of Connecticut, Inc., and us that are similar, if not identical, to those asserted in the previous lawsuit that was dismissed, as discussed above, on July 12, 2000.

    We filed a motion to dismiss the lead subscriber track case, Romero v. Foundation Health Systems, Inc., and on June 12, 2001, the court entered an order dismissing all claims in that suit brought against Health Net with leave for the plaintiffs to re-file an amended complaint. On this same date, the court stayed discovery until after the court rules upon motions to dismiss the amended complaints and any motions to compel arbitration. On June 29, 2001, the plaintiffs in Romero filed a third amended class action complaint which re-alleges causes of action under RICO, ERISA, common law civil conspiracy and common law unjust enrichment. The third amended class action complaint seeks unspecified compensatory and treble damages and equitable relief. On July 24, 2001, the court heard oral argument on class certification issues. On August 17, 2001, we filed a motion to dismiss the third amended complaint in Romero.

  Provider Track

    The provider track includes the following actions involving: Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.,) (filed in the Southern District of Florida on August 17, 2000 as an amendment to a suit filed in the Southern District of Mississippi), California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. (filed in the Northern District of California in May, 2000), Klay v. Prudential Ins. Co. of America, et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on February 22, 2001 as an amendment to a case filed in the Northern District of California), Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), and Lynch v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001).

    On August 17, 2000, a complaint was filed in the United States District Court for the Southern District of Florida in Shane, the lead provider track action in MDL 1334. The complaint seeks certification of a nationwide class action on behalf of physicians and alleges that the defendant managed care companies' methods of reimbursing physicians violate provisions of RICO, ERISA, certain federal regulations and various state laws. The action seeks unspecified damages and injunctive relief.

    On September 22, 2000, we filed a motion to dismiss, or in the alternative to compel arbitration in Shane. On December 11, 2000, the court granted in part and denied in part our motion to compel arbitration. Under the court's December arbitration order, plaintiff Dennis Breen, the single named plaintiff to allege a direct contractual relationship with us in the August complaint, was compelled to arbitrate his direct claims against us. We have filed an appeal in the United States Court of Appeals for the 11th Circuit seeking to overturn the portion of the district court's December ruling that did not order certain claims to arbitration. On April 26, 2001, the court modified its December arbitration order and is now retaining jurisdiction over certain direct claims of plaintiff Breen relating to a single contract. On March 2, 2001, the District Court for the Southern District of Florida issued an order in Shane granting the dismissal of certain claims with prejudice and the dismissal of certain other claims without prejudice, and denying the dismissal of certain claims.

    On March 26, 2001, a consolidated amended complaint was filed in Shane against managed care companies, including us. This consolidated complaint adds new plaintiffs, including Leonard Klay and the California Medical Association (who, as set forth below, had previously filed claims against the Company), and has, in addition to revising the pleadings of the original claims, added a claim under the California Business and Professions Code. On May 1, 2001, we filed a motion to compel arbitration in Shane of the claims of all individual plaintiffs that allege to have treated persons insured by us. On that same date, we filed a motion to dismiss this action. Preliminary discovery and briefing regarding the plaintiffs' motion for class certification has taken place. On May 7, 2001, the court heard oral argument on class certification issues in Shane. On May 9, 2001, the court entered a scheduling order permitting further discovery. On May 14, 2001, Health Net joined in a motion for stay of proceedings in Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (00-1334-MD) in the United States District Court for the Southern District of Florida pending appeal in the 11th Circuit Court of Appeals. On June 17, 2001, the district court stayed discovery until after the district court rules upon motions to dismiss and motions to compel arbitration. This order staying discovery also applies to other actions transferred to the district court by the Judicial Panel on Multidistrict Litigation, namely California Medical Association v. Blue Cross of California, Inc. et al., Klay v. Prudential Ins. Co. of America, et al., Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc., and Lynch v. Physicians Health Services of Connecticut, Inc. On June 25, 2001, the 11th Circuit Court of Appeals entered an order staying proceedings in the district court pending resolution of the appeals relating to the district court's ruling on motions to compel arbitration. The Eleventh Circuit has scheduled oral argument on the arbitration issues for the week of January 7, 2002.

    The CMA action alleges violations of RICO, certain federal regulations, and the California Business and Professions Code and seeks declaratory and injunctive relief, as well as costs and attorneys' fees. As set forth above, on March 26, 2001, the California Medical Association was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action.

    The Klay suit is a purported class action allegedly brought on behalf of individual physicians in California who provided health care services to members of the defendants' health plans. The complaint alleges violations of RICO, ERISA, certain federal regulations, the California Business and Professions Code and certain state common law doctrines, and seeks declaratory and injunctive relief, and damages. As set forth above, on March 26, 2001, Leonard Klay was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action.

    The CSMS case was originally brought in Connecticut state court against Physicians Health Services of Connecticut, Inc. alleging violations of the Connecticut Unfair Trade Practices Act. The complaint alleges that PHS-CT engaged in conduct that was designed to delay, deny, impede and reduce lawful reimbursement to physicians who rendered medically necessary health care services to PHS-CT health plan members. The complaint, which is similar to others filed against us and other managed care companies, seeks declaratory and injunctive relief. On March 13, 2001, the Company removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the District Court of Connecticut consolidated this action and Lynch v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint.

    The Lynch case was also originally filed in Connecticut state court. This case was purportedly brought on behalf of physicians members of the Connecticut State Medical Society who provide health care services to PHS-CT health plan members pursuant to provided service contracts. The complaint alleges that PHS-CT engaged in improper, unfair and deceptive practices by denying, impeding and/or delaying lawful reimbursement to physicians. The complaint, similar to the complaint referred to above filed against PHS-CT on the same day by the Connecticut State Medical Society, seeks declaratory and injunctive relief, and damages. On March 13, 2001, we removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the District Court of Connecticut consolidated this action and CSMS v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint.

    As noted above, on June 17, 2001, the district court entered an order which applies to the Shane, CMA, Klay, CSMS and Lynch actions and stays discovery until after the court rules upon motions to dismiss and motions to compel arbitration.

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

8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) issued the following Statements of Financial Accounting Standards (SFAS) that are effective in 2001:

  •
  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and some provisions of Accounting Principles Board (APB) Opinion 30. SFAS No. 144 sets new criteria for determining when an asset can be classified as held-for-sale as well as modifying the financial statement presentation requirements of operating losses from discontinued operations. SFAS

    No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the provisions of SFAS 144.

  •
  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 provides accounting standards for closure or removal-type costs similar to the costs of nuclear decommissioning, but it applies to other industries and assets as well. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, however, earlier application is encouraged. We do not expect the adoption of SFAS No. 143 to have a material effect on our consolidated financial position or results of operations.

  •
  In July 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. We are currently evaluating the provisions of SFAS No. 141 and SFAS No. 142.

9. SENIOR NOTES AND CREDIT FACILITIES

    On April 12, 2001, we completed our offering of $400 million aggregate principal amount of 8.375 percent Senior Notes due in April 2011 at a discount of $1.4 million. The proceeds, net of discount and other issuance costs, of $395.1 million from the Senior Notes were used to repay outstanding borrowings under our then-existing revolving credit facility. Effective October 4, 2001, we completed an exchange offer for the senior notes in which the outstanding Senior Notes were exchanged for an equal aggregate principal amount of new 8.375 percent Senior Notes due 2011 that have been registered under the Securities Act of 1933, as amended.

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

    As of September 30, 2001, the net carrying value of the Senior Notes and the credit facilities were $398.6 million and $225.0 million, respectively. The $225.0 million outstanding under the credit facilities is under the five-year facility.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Health Net, Inc. (formerly named Foundation Health Systems, Inc., together with its subsidiaries, referred to herein as the Company, we, us or our) is an integrated managed care organization which administers through its subsidiaries the delivery of managed health care services. Through our subsidiaries, we offer group, individual, Medicaid and Medicare health maintenance organization (HMO), point of service (POS) and preferred provider organization (PPO) plans; government sponsored managed care plans; and managed care products related to administration and cost containment, behavioral health, dental, vision and pharmaceutical products and other services.

    We currently operate within two segments: Health Plan Services and Government Contracts/Specialty Services. Our Health Plan Services segment operates in two regional areas: Eastern (consisting of Connecticut, New Jersey, New York, Ohio, Pennsylvania and West Virginia) and Western (consisting of Arizona, California and Oregon).

    In 2000, we decided to exit the Ohio, West Virginia and Western Pennsylvania markets and provided notice of our intention to withdraw from these service areas to the appropriate regulators. As of February 2001, we no longer had any members in these markets. As of September 30, 2001, we still have 3,000 commercial members in Washington to be transitioned out as part of the Washington health plan sale in 1999.

    Effective August 1, 2001, we completed the sale of our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc., to Florida Health Plan Holdings II, LLC. In connection with the sale, we received approximately $49 million which consists of $23 million in cash and approximately $26 million in a secured six-year note bearing eight percent interest per annum. We also sold the corporate facility building used by our Florida health plan to DGE Properties, LLC for $15 million, payable by a secured five-year note bearing eight percent interest per annum. We estimated and recorded a $76.1 million pre-tax loss on the sales of our Florida health plan and the related corporate facility building during the second quarter ended June 30, 2001. As part of the Florida sale agreement, there will be a series of true up processes that will take place during 2001 and 2002 that could result in additional loss or gain recognition.

    Our Florida health plan, excluding the $76.1 million loss on net assets held for sale had premium revenues of $45.8 million and a net loss of $2.3 million for the third quarter ended September 30, 2001, and premium revenues of $339.7 million and a net loss of $11.5 million for the nine months ended September 30, 2001. The effect of the suspension of depreciation on the corporate facility building was immaterial for the third quarter and nine months ended September 30, 2001.

    Throughout 2000 and the nine months ended September 30, 2001, we have provided funding in the aggregate amount of approximately $10.0 million to MedUnite, Inc., an independent company, funded and organized by seven major managed health care companies. MedUnite, Inc. is designed to provide on-line internet provider connectivity services including eligibility information, referrals, authorizations, claims submission and payment. The funded amounts are included in other noncurrent assets.

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

CONSOLIDATED OPERATING RESULTS

    Our net income for the third quarter ended September 30, 2001 was $2.3 million, or $0.02 per basic share and diluted share, compared to net income for the same period in 2000 of $44.6 million or $0.36 per basic share and diluted share. Our net income for the nine months ended September 30, 2001 was $30.5 million, or $0.25 per basic share and $0.24 per diluted share, compared to net income for the same period in 2000 of $117.4 million or $0.96 per basic share and diluted share.

    Included in our results for the third quarter and nine months ended September 30, 2001, are costs of $79.7 million related to our 2001 restructuring plan. Included in our results for the nine months ended September 30, 2001, is a loss of $76.1 million on the sales of our Florida health plan and related corporate facility building. See Notes to Condensed Consolidated Financial Statements.

    The table below and the discussions that follows summarize our financial performance for the third quarter and nine months ended September 30, 2001 and 2000, respectively.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Amounts in thousands, except per member per month data)
Revenues:
Health plan services premiums	$2,078,628	$1,847,400	$6,257,828	$5,430,967
Government contracts/Specialty services	447,862	414,279	1,253,651	1,211,813
Investment and other income	18,449	26,136	68,287	73,970

Total revenues	2,544,939	2,287,815	7,579,766	6,716,750

Expenses:
Health plan services	1,772,020	1,575,723	5,355,613	4,628,738
Government contracts/Specialty services	322,782	283,306	898,117	810,663
Selling, general and administrative	329,339	310,576	1,001,641	944,558
Depreciation	15,279	16,423	48,339	50,375
Amortization	9,426	9,675	28,265	28,979
Interest	12,735	22,736	43,581	66,003
Net (gain) loss on sale of businesses and properties	—	(1,068)	76,072	(1,068)
Asset impairment, restructuring and other costs	79,667	—	79,667	—

Total expenses	2,541,248	2,217,371	7,531,295	6,528,248
Income before income taxes	3,691	70,444	48,471	188,502
Income tax provision	1,365	25,797	17,935	71,105

Net income	$2,326	$44,647	$30,536	$117,397

Health plan services medical care ratio (MCR)	85.2%	85.3%	85.6%	85.2%
Government contracts/Specialty services MCR	72.1%	68.4%	71.6%	66.9%
Administrative (SG&A + Depreciation) ratio	13.6%	14.5%	14.0%	15.0%
Health plan premiums per member per month	$167.21	$158.55	$167.69	$155.35
Health plan services per member per month	$145.31	$138.21	$146.32	$135.34

Enrollment Information

    The table below summarizes our enrollment information at September 30, 2001 and 2000.

	September 30,
			Percent Change
	2001	2000
	(Enrollees in Thousands)
Health Plan Services:
Commercial	3,035	2,801	8.4%
Medicare	224	223	0.4%
Medicaid	763	614	24.3%

Continuing plans	4,022	3,638	10.6%
Discontinued plans	7	174	(96.0)%

Total Health Plan Services	4,029	3,812	5.7%

Government Contracts:
TRICARE PPO and Indemnity	519	567	(8.5)%
TRICARE HMO	949	896	5.9%

Total Government Contracts	1,468	1,463	0.3%

ASO	79	84	(6.0)%

    The following discussion on enrollment changes relates to our continuing plans only and excludes our discontinued plans. Discontinued plans included Colorado, Florida and Washington. As of September 30, 2001, we had membership in Florida and Washington. We no longer had any membership in Colorado as of September 30, 2001. Membership in these plans is expected to decline due to completion of divestitures or as the operations in these plans continue to wind down.

    Commercial membership increased 8.4% to 3.0 million members at September 30, 2001 compared to 2.8 million members at September 30, 2000 primarily due to the following:

  •
  15.9% increase in California primarily in individual sales of POS products and small business and individual/family plan PPO products,

  •
  7.3% increase in New York primarily in small group POS and HMO products, and

  •
  34.1% increase in New Jersey primarily in small group POS and HMO products.

    Medicare membership remained at a constant level across all markets at September 30, 2001 compared to September 30, 2000.

    Medicaid membership increased 24.3% to 763,000 members at September 30, 2001 compared to 614,000 members at September 30, 2000 primarily due to increased sales of children's health programs in California, particularly the Healthy Families program.

    Government contracts covered approximately 1.5 million eligible individuals under the TRICARE program at September 30, 2001 and 2000. Dependents of active-duty military personnel and retirees and their dependents are automatically eligible to receive benefits under the TRICARE program. Any changes in the enrollment reflect the timing of when the individuals become eligible.

Health Plan Services Premiums

    Health Plan Services premiums increased $231.2 million or 12.5% for the third quarter ended September 30, 2001 and $826.9 million or 15.2% for the nine months ended September 30, 2001 as compared to the same periods in 2000 primarily due to the following:

  •
  5.5% and 7.9% increases in per member per month (PMPM) premiums due to rate increases for the third quarter and nine months ended September 30, 2001, respectively, and

  •
  5.7% increase in net membership as compared to September 30, 2000.

    The Florida health plan, excluding the $76.1 million loss on sale, had premium revenues of $45.8 million and a net loss of $2.3 million for the third quarter ended September 30, 2001, and premium revenues of $339.7 million and a net loss of $11.5 million for the nine months ended September 30, 2001.

Government Contracts/Specialty Services Revenues

    Government Contracts/Specialty Services revenues increased $33.6 million or 8.1% for the third quarter ended September 30, 2001 and $41.8 million or 3.5% for the nine months ended September 30, 2001, as compared to the same periods in 2000 primarily due to the following:

  •
  Increase in revenues from the new TRICARE for Life Program,

  •
  Other TRICARE contracts from higher health care costs resulting in higher risk share revenues from the government and increased change orders, offset by

  •
  Decrease in revenues from the mental health portion of the TRICARE contracts shifting from fee-for-service to ASO.

Investment and Other Income

    Investment and other income decreased $7.7 million, or 29.4%, and $5.7 million, or 7.7%, for the third quarter and nine months ended September 30, 2001, respectively as compared to the same periods in 2000. The decrease in investment income is due to a decrease in the average yield which was partially offset by higher invested assets during the third quarter and nine months ended September 30, 2001, as compared to the same periods in 2000. The decrease in the average yield for the third quarter ended September 30, 2001 is reflective of the Federal Reserve's continued lowering of interest rates. Additionally, other income decreased due to certain one-time payments associated with the sale of membership in our discontinued plans which were received in the third quarter ended September 30, 2000.

Health Plan Services Medical Care Ratio (MCR)

    Health Plan Services costs rose 5.1% on PMPM basis for the third quarter ended September 30, 2001 and 8.1% on PMPM basis for the nine months ended September 30, 2001 as compared to the same periods in 2000. This increase in the third quarter ended September 30, 2001 as compared to the same period in 2000 includes a 7.5% increase in hospital costs, a 6.2% increase in physician costs and a 4.9% increase in pharmacy costs on a PMPM basis.

    The MCR for the third quarter ended September 30, 2001 decreased to 85.2% from 85.3% compared to the same period in 2000. The MCR for the nine months ended September 30, 2001 increased to 85.6% from 85.2% as compared to the same period in 2000.

Government Contracts/Specialty Services MCR

    Government Contracts/Specialty Services MCR increased to 72.1% and 71.6% for the third quarter and nine months ended September 30, 2001, respectively, as compared to 68.4% and 66.9% for the same periods in 2000, respectively. The increases are primarily due to the following:

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

Selling, General and Administrative (SG&A) Expenses

    The administrative expense ratio (SG&A and depreciation as a percentage of Health Plan premiums and Government Contracts/Specialty Services revenues) decreased to 13.6% and 14.0% for the third quarter and nine months ended September 30, 2001, respectively, from 14.5% and 15.0% for the same periods in 2000, respectively. This decrease is primarily attributable to our ongoing efforts to control our SG&A expenses. We continue to focus efforts on ways to adopt technology to our business processes to improve efficiencies.

    See "Asset Impairment, Restructuring and Other Costs" for discussion on impact to future SG&A expenses.

Amortization and Depreciation

    Amortization and depreciation expense for the third quarter and nine months ended September 30, 2001 decreased by $1.4 million or 5.3% and $2.8 million or 3.5%, respectively, as compared to the same periods in 2000. The decrease is primarily due to various leasehold improvements, personal computer equipment and software being completely depreciated prior to or during the third quarter ended September 30, 2001.

    The effect of the suspension of the depreciation on the corporate facility building in Florida was immaterial for the third quarter and nine months ended September 30, 2001.

Interest Expense

    Interest expense decreased by $10.0 million or 44.0% for the third quarter ended September 30, 2001 and by $22.4 million or 34.0% for the nine months ended September 30, 2001, as compared to the same periods in 2000. This decrease reflects the $322.5 million decline in long-term debt to $623.9 million from $946.4 million as of September 30, 2000. During the first quarter ended March 31, 2001, we used the net proceeds of $284.0 million, after certain payments to vendors, from our global settlement of the outstanding TRICARE receivables to pay down our long-term debt.

Income Tax Provision

    The effective income tax rate was 37.0% for the third quarter and nine months ended September 30, 2001, as compared with 36.6% and 37.7% for the third quarter and nine months ended September 30, 2000, respectively. The year-to-date rate declined primarily due to tax minimization strategies.

    The effective tax rate of 37.0% for the third quarter and nine months ended September 30, 2001, differed from the statutory federal tax rate of 35.0% due primarily to state income taxes, goodwill amortization, and tax-exempt investment income.

ASSET IMPAIRMENT, RESTRUCTURING AND OTHER COSTS

    The following table summarizes the restructuring charges we recorded during the third quarter ended September 30, 2001:

	2001 Charges	Cash Payments	Non-cash	Balance at September 30, 2001	Expected Future Cash Outlays
	(amount in millions)
Severance and benefit related costs	$43.3	$(15.7)	$—	$27.6	$27.6
Asset impairment costs	27.9	—	(27.9)	—	—
Real estate lease termination costs	5.1	—	—	5.1	5.1
Other costs	3.4	—	(2.3)	1.1	1.1

Total restructuring charges	$79.7	$(15.7)	$(30.2)	$33.8	$33.8

    As part of our ongoing selling, general and administrative (SG&A) expense reduction efforts, during the third quarter of 2001, we finalized a formal plan to reduce operating and administrative expenses for all business units within the Company (the 2001 Plan). In connection with the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative, financial and technology functions. We recorded pretax restructuring charges of $79.7 million during the third quarter ended September 30, 2001 (2001 Charge). Of the total 2001 Charge, approximately $49.5 million will result in cash outlays. We plan to use cash flows from operations to fund these payments. We estimate a minimum annual pretax cost savings in SG&A expenses of approximately $10 million as a result of the initiatives to improve our cost structure net of investments in technology, process redesign, business transformation and economic uncertainties.

SEVERANCE AND BENEFIT RELATED COSTS

    During the third quarter ended September 30, 2001, we recorded severance and benefit related costs of $43.3 million related to enterprise-wide staff reductions, which costs were included in the 2001 Charge. These reductions include the elimination of approximately 1,500 positions throughout all functional groups, divisions and corporate offices within the Company. As of September 30, 2001, 769 positions have been eliminated and $15.7 million of the severance and benefit related costs have been paid out. We expect that an additional $12.6 million will be paid out during the fourth quarter of 2001 with the remaining balance to be paid during 2002. Elimination of the remaining 748 positions will be completed over the next twelve months.

ASSET IMPAIRMENT COSTS

    Pursuant to SFAS No. 121, we evaluated the carrying value of certain long-lived assets that were affected by the 2001 Plan. The affected assets were primarily comprised of information technology systems and equipment, software development projects and leasehold improvements. We determined that the carrying value of these assets exceeded their estimated fair values. The fair values of these assets were determined based on market information available for similar assets. For certain of the assets, we determined that they had no continuing value to us due to our abandoning certain plans and projects in connection with our workforce reductions.

    Accordingly, we recorded asset impairment charges of $27.9 million consisting entirely of non-cash write-downs of equipment, building improvements and software application and development costs, which charges were included in the 2001 Charge. The carrying value of these assets was $36.2 million as of September 30, 2001.

    The asset impairment charges of $27.9 million consists of $10.8 million for write-downs of assets related to the consolidation of four data centers, including all computer platforms, networks and applications into a single processing facility at our Hazel Data Center; $16.3 million related to abandoned software applications and development projects resulting from the workforce reductions, migration of certain systems and investments to more robust technologies; and $0.8 million for write-downs of leasehold improvements.

REAL ESTATE LEASE TERMINATION COSTS

    The 2001 Charge included charges of $5.1 million related to termination of lease obligations and non-cancelable lease costs for excess office space resulting from streamlined operations and consolidation efforts. Approximately $0.1 million of the termination obligations will be paid during the fourth quarter of 2001 with the remainder to be paid during 2002 and throughout the respective lease terms.

OTHER COSTS

    The 2001 Charge included charges of $3.4 million related to costs associated with consolidating certain data center operations and systems and other activities which are expected to be completed in the first quarter of 2002. Approximately $0.6 million of these costs will be paid by the end of 2001 with the remainder to be paid during the first quarter of 2002.

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

    Effective August 1, 2001, we completed the sale of our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc., to Florida Health Plan Holdings II, LLC. In connection with the sale, we received approximately $49 million which consists of $23 million in cash and approximately $26 million in a secured six-year note bearing eight percent interest per annum. We also sold the corporate facility building used by our former Florida health plan to DGE Properties, LLC for $15 million, payable by a secured five-year note bearing eight percent interest per annum. We recorded a $76.1 million pre-tax loss on the sales of our Florida health plan and the related corporate facility building for the nine months ended September 30, 2001. As part of the Florida sale agreement, there will be a series of true up processes that will take place during 2001 and 2002 that could result in additional loss or gain recognition.

    On June 28, 2001, we completed the refinancing of our credit facility maturing in July 2002. The previous credit facility was refinanced with two new credit facilities, a 364-day $175.0 million revolving credit facility and a five-year $525.0 million revolving credit and competitive advance facility.

    On April 12, 2001, we completed our offering of $400 million aggregate principal amount of 8.375 percent (or all-in cost rate of 8.54%) Senior Notes due in April 2011. The net proceeds of $395.1 million from the Senior Notes were used to repay outstanding borrowings under our then-existing revolving credit facility. Effective October 4, 2001, we completed an exchange offer for the senior notes in which the outstanding Senior Notes were exchanged for an equal aggregate principal amount of new 8.375 percent Senior Notes due 2011 that have been registered under the Securities Act of 1933, as amended.

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

Operating Cash Flows

    Net cash provided by operating activities was $447.3 million for the nine months ended September 30, 2001 compared to net cash used in operating activities of $26.9 million for the same period in 2000. This change was primarily due to the effect of timing of Medicare payments on our unearned premiums and net proceeds of $284 million, after certain payments to vendors, from our global settlement of the outstanding TRICARE receivables.

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

Investing Activities

    Net cash used in investing activities was $211.0 million for the nine months ended September 30, 2001 as compared to net cash used in investing activities of $14.9 million during the same period in 2000. This change was primarily due to net cash outflows resulting from the sale of our Florida Plan and increased purchases of investments net of reinvested proceeds from the sales and maturities of investments.

    Throughout 2000 and the nine months ended September 30, 2001, we provided funding in the amount of approximately $10.0 million to MedUnite, Inc., an independent company, funded and organized by seven major managed health care companies. MedUnite, Inc. is designed to provide on-line internet provider connectivity services including eligibility information, referrals, authorizations, claims submission and payment. The funded amounts are included in other noncurrent assets.

    During 2000, we secured an exclusive e-business connectivity services contract from the Connecticut State Medical Society IPA, Inc. (CSMS-IPA) for $15.0 million. CSMS-IPA is an association of medical doctors providing health care primarily in Connecticut. The amounts paid to CSMS-IPA for this agreement are included in other noncurrent assets.

Financing Activities

    Net cash used in financing activities was $138.5 million for the nine months ended September 30, 2001 as compared to $92.5 million during the same period in 2000. The change was due to an increase in the repayment of funds drawn under our then $1.5 billion credit facility, which was primarily funded by the TRICARE settlement amount received in January 2001.

    On April 12, 2001, we completed our offering of $400 million aggregate principal amount of 8.375 percent Senior Notes due in April 2011 at a discount of $1.4 million. The net cash proceeds of $395.1 million from the Senior Notes were used to repay outstanding borrowings under the then-existing revolving credit facility. Effective October 4, 2001, we completed an exchange offer for the senior notes in which the outstanding Senior Notes were exchanged for an equal aggregate principal amount of new 8.375 percent Senior Notes due 2011 that have been registered under the Securities Act of 1933, as amended.

    On June 28, 2001, we refinanced our previous $1.5 billion revolving credit facility with credit agreements for two new revolving syndicated credit facilities, with Bank of America, N.A. as administrative agent, that replaced our $1.5 billion credit facility. The new facilities, providing for an aggregate of $700 million in borrowings, consist of a $175 million 364-day revolving credit facility and a $525 million five-year revolving credit and competitive advance facility. At our election, and subject to customary covenants, loans are initiated on a bid or committed basis and carry interest at offshore or domestic rates, at the applicable LIBOR rate plus margin or the alternative base rate. Actual rates on borrowings under the credit facility vary, based on competitive bids and our unsecured credit rating at the time of the borrowing. As of September 30, 2001, we were in compliance with the financial covenants of the credit facilities. See "Item 5—Recent Developments—Credit Agreements."

    As of September 30, 2001, the maximum commitment level under the 364-day credit facility agreement was $175.0 million of which approximately $175.0 million remained available. The 364-day credit facility expires in June 2002. As of September 30, 2001, the maximum commitment level under the five-year credit facility agreement was $525.0 million, of which approximately $300.0 million remained available. The five-year credit facility expires in June 2006.

STATUTORY CAPITAL REQUIREMENTS

    Our subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. As necessary, we make contributions to our subsidiaries to meet risk-based capital requirements under state laws and regulations. We contributed $6.2 million and $56.0 million to certain of our subsidiaries to meet capital requirements during the third quarter and nine months ended September 30, 2001, respectively. As of September 30, 2001, our subsidiaries were in compliance with all minimum capital requirements. Of the capital contributions made, $22.3 million were to our Florida health plan during the nine months ended September 30, 2001. In October 2001, we made no contributions to our subsidiaries to meet statutory capital requirements. We intend to further strengthen our statutory capital through 2001 by allowing some earnings to be retained by our regulated subsidiaries.

    Effective January 1, 2001, certain of the states in which our regulated subsidiaries operate adopted the codification of statutory accounting principles. This means that the amount of capital contributions required to meet risk-based capital and minimum capital requirements may change. Any reduction in the statutory surplus as a result of adopting the codification of statutory accounting principles may require us to contribute additional capital to our subsidiaries to satisfy minimum statutory net worth requirements. As of September 30, 2001, the adoption of the codification of statutory accounting principles did not have a material impact on the amount of capital contributions required to meet risk-based capital and other minimum capital requirements.

    Legislation has been or may be enacted in certain states in which our subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders.

    As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends which can be paid by our insurance company subsidiaries to us without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. We believe that as of September 30, 2001, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

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

    We assumed a portfolio disposition period of 30 days with a confidence level of 95 percent for the 2001 computation of VAR. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $1.7 million as of September 30, 2001.

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

    In addition, we have some interest rate market risk due to our credit facility borrowings. Notes payable and other financing arrangements totaled $624.3 million at September 30, 2001 and the related average interest rate on the floating rate borrowings was 5.0% (which interest rate is subject to change pursuant to the terms of the Credit Facility). See a description of the Credit Facility under "Item 5—Recent Developments—Credit Agreements." The table below presents the expected cash outflows of market risk sensitive instruments at September 30, 2001 and the $400 million senior notes offering completed on April 12, 2001. These cash outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of September 30, 2001.

	2001	2002	2003	2004	2005	Beyond	Total
Long-term floating borrowings:
Interest	$29,938	$11,406	$11,406	$11,406	$11,406	$5,703	$81,265
Principal						225,000	225,000
Fixed-rate borrowings:
Interest	16,750	33,500	33,500	33,500	33,500	184,250	335,000
Principal						400,000	400,000

Total cash outflows	$46,688	$44,906	$44,906	$44,906	$44,906	$814,953	$1,041,265

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

IN RE MANAGED CARE LITIGATION

    The Judicial Panel on Multidistrict Litigation has transferred various class action lawsuits against managed care companies, including us, to the United States District Court for the Southern District of Florida for coordinated or consolidated pretrial proceedings in In re Managed Care Litigation, MDL 1334. This proceeding is divided into two tracks, the subscriber track, which includes actions brought on behalf of health plan members, and the provider track, which includes suits brought on behalf of physicians. We intend to vigorously defend all actions in MDL 1334.

  Subscriber Track

    The subscriber track includes the following actions involving us: Pay v. Foundation Health Systems, Inc. (filed in the Southern District of Mississippi on November 22, 1999), Romero v. Foundation Health Systems, Inc. (filed in the Southern District of Florida on June 23, 2000 as an amendment to a suit filed in the Southern District of Mississippi), State of Connecticut v. Physicians Health Services of Connecticut, Inc. (filed in the District of Connecticut on September 7, 2000), and Albert v. CIGNA Healthcare of Connecticut, Inc., et al. (including Physicians Health Services of Connecticut, Inc. and Foundation Health Systems, Inc.) (filed in the District of Connecticut on September 7, 2000). The Pay and Romero actions seek certification of nationwide class actions, unspecified damages and injunctive relief, and allege that cost containment measures used by our health maintenance organizations, preferred provider organizations and point-of-service health plans violate provisions of the federal Racketeer Influenced and Corrupt Organizations Act (RICO) and the federal Employee Retirement Income Security Act (ERISA). The Albert suit also alleges violations of ERISA and seeks certification of a nationwide class and unspecified damages and injunctive relief. The State of Connecticut action asserts claims against our subsidiary, Physicians Health Services of Connecticut, Inc., and us that are similar, if not identical, to those asserted in the previous lawsuit that was dismissed, as discussed above, on July 12, 2000.

    We filed a motion to dismiss the lead subscriber track case, Romero v. Foundation Health Systems, Inc., and on June 12, 2001, the court entered an order dismissing all claims in that suit brought against Health Net with leave for the plaintiffs to re-file an amended complaint. On this same date, the court stayed discovery until after the court rules upon motions to dismiss the amended complaints and any motions to compel arbitration. On June 29, 2001, the plaintiffs in Romero filed a third amended class action complaint which re-alleges causes of action under RICO, ERISA, common law civil conspiracy and common law unjust enrichment. The third amended class action complaint seeks unspecified compensatory and treble damages and equitable relief. On July 24, 2001, the court heard oral argument on class certification issues. On August 17, 2001, we filed a motion to dismiss the third amended complaint in Romero.

  Provider Track

    The provider track includes the following actions involving us: Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.,) (filed in the Southern District of Florida on August 17, 2000 as an amendment to a suit filed in the Southern District of Mississippi), California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. (filed in the Northern District of California in May, 2000), Klay v. Prudential Ins. Co. of America, et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on February 22, 2001 as an amendment to a case filed in the Northern District of California), Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), and Lynch v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001).

    On August 17, 2000, a complaint was filed in the United States District Court for the Southern District of Florida in Shane, the lead provider track action in MDL 1334. The complaint seeks certification of a nationwide class action on behalf of physicians and alleges that the defendant managed care companies' methods of reimbursing physicians violate provisions of RICO, ERISA, certain federal regulations and various state laws. The action seeks unspecified damages and injunctive relief.

    On September 22, 2000, we filed a motion to dismiss, or in the alternative to compel arbitration in Shane. On December 11, 2000, the court granted in part and denied in part our motion to compel arbitration. Under the court's December arbitration order, plaintiff Dennis Breen, the single named plaintiff to allege a direct contractual relationship with us in the August complaint, was compelled to arbitrate his direct claims against us. We have filed an appeal in the United States Court of Appeals for the 11th Circuit seeking to overturn the portion of the district court's December ruling that did not order certain claims to arbitration. On April 26, 2001, the court modified its December arbitration order and is now retaining jurisdiction over certain direct claims of plaintiff Breen relating to a single contract. On March 2, 2001, the District Court for the Southern District of Florida issued an order in Shane granting the dismissal of certain claims with prejudice and the dismissal of certain other claims without prejudice, and denying the dismissal of certain claims.

    On March 26, 2001, a consolidated amended complaint was filed in Shane against managed care companies, including us. This consolidated complaint adds new plaintiffs, including Leonard Klay and the California Medical Association (who, as set forth below, had previously filed claims against the Company), and has, in addition to revising the pleadings of the original claims, added a claim under the California Business and Professions Code. On May 1, 2001, we filed a motion to compel arbitration in Shane of the claims of all individual plaintiffs that allege to have treated persons insured by us. On that same date, we filed a motion to dismiss this action. Preliminary discovery and briefing regarding the plaintiffs' motion for class certification has taken place. On May 7, 2001, the court heard oral argument on class certification issues in Shane. On May 9, 2001, the court entered a scheduling order permitting further discovery. On May 14, 2001, Health Net joined in a motion for stay of proceedings in Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (00-1334-MD) in the United States District Court for the Southern District of Florida pending appeal in the 11th Circuit Court of Appeals. On June 17, 2001, the district court stayed discovery until after the district court rules upon motions to dismiss and motions to compel arbitration. This order staying discovery also applies to other actions transferred to the district court by the Judicial Panel on Multidistrict Litigation, namely California Medical Association v. Blue Cross of California, Inc. et al., Klay v. Prudential Ins. Co. of

America, et al., Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc., and Lynch v. Physicians Health Services of Connecticut, Inc. On June 25, 2001, the 11th Circuit Court of Appeals entered an order staying proceedings in the district court pending resolution of the appeals relating to the district court's ruling on motions to compel arbitration. The Eleventh Circuit has scheduled oral argument on the arbitration issues for the week of January 7, 2002.

    The CMA action alleges violations of RICO, certain federal regulations, and the California Business and Professions Code and seeks declaratory and injunctive relief, as well as costs and attorneys' fees. As set forth above, on March 26, 2001, the California Medical Association was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action.

    The Klay suit is a purported class action allegedly brought on behalf of individual physicians in California who provided health care services to members of the defendants' health plans. The complaint alleges violations of RICO, ERISA, certain federal regulations, the California Business and Professions Code and certain state common law doctrines, and seeks declaratory and injunctive relief, and damages. As set forth above, on March 26, 2001, Leonard Klay was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action.

    The CSMS case was originally brought in Connecticut state court against Physicians Health Services of Connecticut, Inc. alleging violations of the Connecticut Unfair Trade Practices Act. The complaint alleges that PHS-CT engaged in conduct that was designed to delay, deny, impede and reduce lawful reimbursement to physicians who rendered medically necessary health care services to PHS-CT health plan members. The complaint, which is similar to others filed against us and other managed care companies, seeks declaratory and injunctive relief. On March 13, 2001, the Company removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the District Court of Connecticut consolidated this action and Lynch v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint.

    The Lynch case was also originally filed in Connecticut state court. This case was purportedly brought on behalf of physicians members of the Connecticut State Medical Society who provide health care services to PHS-CT health plan members pursuant to provider service contracts. The complaint alleges that PHS-CT engaged in improper, unfair and deceptive practices by denying, impeding and/or delaying lawful reimbursement to physicians. The complaint, similar to the complaint referred to above filed against PHS-CT on the same day by the Connecticut State Medical Society, seeks declaratory and injunctive relief, and damages. On March 13, 2001, we removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the District Court of Connecticut consolidated this action and CSMS v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint.

    As noted above, on June 17, 2001, the district court entered an order which applies to the Shane, CMA, Klay, CSMS and Lynch actions and stays discovery until after the court rules upon motions to dismiss and motions to compel arbitration.

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

ITEM 2. CHANGES IN SECURITIES

    On April 12, 2001, we completed our offering of $400 million aggregate principal amount of 8.375 percent Senior Notes due in 2011. We completed a registered exchange offer for the Senior Notes on October 4, 2001. These transactions are described in Item 5 under "Recent Developments—Debt Offering." The new Senior Notes issued in the exchange offer are identical in all material respects to the terms of the old Senior Notes, except that the new Senior Notes have been registered under the Securities Act of 1933, as amended (the "Securities Act"), do not bear restrictive legends restricting their transfer under the Securities Act, are not entitled to registration rights and do not contain provisions relating to an increase in the applicable interest rate under circumstances related to the timing of the exchange offer.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our security holders during the quarter ended September 30, 2001.

ITEM 5. OTHER INFORMATION

RECENT DEVELOPMENTS

    DEBT OFFERING.  On April 12, 2001, we completed our offering of $400 million aggregate principal amount of 8.375 percent Senior Notes due in April 2011. The net proceeds of $395.1 million from the Senior Notes have been used to repay outstanding borrowings under our then-existing revolving credit facility. On October 4, 2001, we completed an exchange offer for the Senior Notes in which the outstanding Senior Notes were exchanged for an equal aggregate principal amount of new 8.375 percent Senior Notes due in 2011 that have been registered under the Securities Act of 1933, as amended.

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

    KPC ORGANIZATION.  Our California HMO subsidiary, Health Net of California, Inc. (HN California), was contracted with KPC Medical Management, Inc. (together with its affiliates, the "KPC Organization"), one of the largest provider organizations in Southern California, to provide health care services to approximately 66,000 of its members. During 2000, as the KPC Organization experienced continuing financial difficulties, HN California and other health plans made loans and other financial accommodations to the KPC Organization. The aggregate principal amount of such loans allocated to HN California is $8.5 million, and certain of such loans are secured by real estate. Notwithstanding such financial accommodations, the KPC Organization continued to incur losses. In late November 2000, the KPC Organization filed a petition seeking reorganization under Chapter 11 of the Bankruptcy Code. All of HN California's membership previously assigned to the KPC Organization has now been reassigned to other provider organizations. However, the KPC Organization left unpaid significant provider claims which are unlikely to be discharged to any substantial degree through distribution of proceeds of the bankruptcy estate. Accordingly, there is the possibility that HN California will be at risk for the unpaid portion of those provider claims. We are not able at this time to assess the extent of such unpaid claims and whether the providers will seek to hold us liable for them. We are also unable to assess at this time the probability that we will be held liable in any litigation arising from these provider claims.

    CREDIT AGREEMENTS.  We have two credit facilities with Bank of America, N.A., as administrative agent, each governed by a separate credit agreement dated as of June 28, 2001. The credit facilities, providing for an aggregate of $700 million in borrowings, consist of:

  •
  a $175 million 364-day revolving credit facility; and

  •
  a $525 million five-year revolving credit and competitive advance facility.

    We established the credit facilities to refinance our then-existing credit facility and to finance any lawful general corporate purposes, including acquisitions and working capital. The credit facilities allow us to borrow funds:

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

    TERRORIST AND OTHER MALICIOUS ACTIVITY. We are in the process of updating and implementing our procedures dealing with potential terrorist related activity such as the September 11, 2001 attack, recent anthrax cases and other potential future events involving malicious activity. Even after we update our procedures, there can be no assurance that such events will not occur or that such events will not materially or negatively effect the Company, including through adverse effects on general economic conditions or industry and company specific economic conditions, the price and availability of products or services, the availability or morale of employees, the general operation of the Company or its facilities, or the demand for the Company's products or services.

    ASSET IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES. As part of our ongoing selling, general and administrative expense reduction efforts, during the third quarter of 2001, we initiated a formal plan to reduce operating and administrative expenses for all business units within the Company (the "2001 Plan"). In connection with the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative and technology functions, and in connection therewith the Company recorded pretax restructuring charges of $79.7 million during the quarter (the "2001 Charge").

    The 2001 Charge included severance and benefit related costs of $43.3 million related to enterprise-wide staff reductions. These reductions include the elimination of approximately 1,500 positions throughout all functional groups, divisions and corporate offices within the Company. As of September 30, 2001, 769 positions have been eliminated through these reductions, and we expect that elimination of the remaining positions will be completed over the next twelve months.

    The 2001 Charge also included: asset impairment charges of $27.9 million consisting entirely of non-cash write downs of equipment, building improvements and software application and development costs; charges of $5.1 million related to the termination of lease obligations and non-cancelable lease costs for excess office space resulting from streamlined operations and consolidation efforts; and charges of $3.4 million related to costs associated with consolidating certain information technology systems and functions and other activities which are expected to be completed in the first quarter of 2002.

    Please refer to Part I of this Quarterly Report on Form 10-Q for additional information related to the 2001 Charge.

OTHER POTENTIAL DIVESTITURES

    CERTAIN OTHER OPERATIONS.  We continue to evaluate the profitability realized or likely to be realized by our existing businesses and operations. We are reviewing from a strategic standpoint which of such businesses or operations, if any, should be divested.

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
4.7	Form of 8 3/8% Senior Note due 2001 (included in Exhibit 4.5).
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

(b) REPORTS ON FORM 8-K

    We filed the following Current Report on Form 8-K during the quarter ended September 30, 2001:

    A Current Report dated August 1, 2001 containing information related to the sale by us of Foundation Health, a Florida Health Plan, Inc. to Florida Health Plan Holdings II, LLC.

  We did not file any other Current Reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)
Date: November 14, 2001	By:	/s/ JAY M. GELLERT Jay M. Gellert President and Chief Executive Officer
Date: November 14, 2001	By:	/s/ STEVEN P. ERWIN Steven P. Erwin Executive Vice President and Chief Financial Officer

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
SIGNATURES