Form 10-K
period 2001-12-31
HEALTH NET INC
filed 2002-03-20
CIK 916085

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO

COMMISSION FILE NUMBER: 1-12718

HEALTH NET, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	95-4288333
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
21650 OXNARD STREET, WOODLAND HILLS, CA	91367
(Address of Principal Executive Offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 676-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Class A Common Stock, $.001 par value	New York Stock Exchange, Inc.
Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant at March 14, 2002 was $3,169,809,868 (which represents 123,820,698 shares of Class A Common Stock held by such non-affiliates multiplied by $25.60, the closing sales price of such stock on the New York Stock Exchange on March 14, 2002).

        The number of shares outstanding of the registrant's Class A Common Stock as of March 14, 2002 was 123,961,739 (excluding 3,194,374 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE

        Part II of this Form 10-K incorporates by reference certain information from the registrant's Annual Report to Stockholders for the year ended December 31, 2001 ("Annual Report to Stockholders"). Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2001.

PART I

ITEM 1. BUSINESS

        Health Net, Inc. (formerly named Foundation Health Systems, Inc., together with its subsidiaries, referred to hereinafter as the "Company", "we", "us" or "our") is an integrated managed care organization which administers the delivery of managed health care services. Our health maintenance organizations ("HMOs"), insured preferred provider organizations ("PPOs") and government contracts subsidiaries provide health benefits to approximately 5.5 million individuals in 15 states through group, individual, Medicare, Medicaid and TRICARE programs. Our subsidiaries also offer managed health care products related to behavioral health, dental, vision and prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs. We operate and conduct our HMO and other businesses through our subsidiaries.

        We currently operate within two segments, Health Plan Services and Government Contracts/Specialty Services.

        The Health Plan Services segment consists of health plan operations in Arizona, California, Oregon, Connecticut, New Jersey, New York and Pennsylvania and health and life insurance companies licensed to sell insurance in 35 states and the District of Columbia. During 2000 and most of 2001, the Health Plan Services segment consisted of two regional divisions: Western Division (Arizona, California and Oregon) and Eastern Division (Connecticut, Florida, New Jersey, New York and Pennsylvania). During the fourth quarter of 2001, we decided to no longer view our health plan operations through these two regional divisions and eliminated this divisional structure. In February 2001 we completed our withdrawal from health plan operations in Ohio, West Virginia and western Pennsylvania. In August 2001, we sold our Florida health plan, and as a result we no longer have health plan operations in that state.

        With approximately 4.1 million at-risk and administrative services only ("ASO") members in our Health Plan Services segment, we are one of the largest managed health care companies in the United States. Our HMOs market traditional HMO products to employer groups and Medicare and Medicaid products to employer groups and directly to individuals. Health care services that are provided to our commercial and individual members include primary and specialty physician care, hospital care, laboratory and radiology services, prescription drugs, dental and vision care, skilled nursing care, physical therapy and mental health services. Our HMO service networks include approximately 53,800 primary care physicians and 114,700 specialists.

        Our Government Contracts and Specialty Services segment consists of the Government Contracts Division and the Specialty Services Division. The Government Contracts Division oversees the provision of contractual services to federal government programs such as TRICARE. The Government Contracts Division receives revenues for administrative and management services and, under most of its contracts, also accepts financial responsibility for a portion of the government programs' health care costs. The Specialty Services Division oversees the provision of supplemental programs to enrollees in our HMOs, as well as to members whose basic medical coverage is provided by non-Health Net companies. These supplemental programs include vision coverage, dental coverage and managed behavioral health programs. The Specialty Services Division consists of both operations in which we assume underwriting risk in return for premium revenue, and operations in which we provide administrative services only, including certain of the behavioral health programs. The Specialty Services Division also provides certain bill review and third party administrative services as described elsewhere in this Annual Report.

        Data relating to revenues from external sources, segment profit (loss) and segment assets for each of our business segments for each of the last three fiscal years is incorporated herein by reference to

Note 15 in the Notes to Consolidated Financial Statements contained in our 2001 Annual Report to Stockholders.

        The Company was incorporated in 1990. Our current operations are the result of the April 1, 1997 merger transaction (the "FHS Combination") involving Health Systems International, Inc. ("HSI") and Foundation Health Corporation ("FHC"). Pursuant to the Agreement and Plan of Merger (the "Merger Agreement") that evidenced the FHS Combination, FH Acquisition Corp., a wholly-owned subsidiary of HSI, merged with and into FHC and FHC survived as a wholly-owned subsidiary of HSI, which changed its name to Foundation Health Systems, Inc. In November 2000, we changed our name from Foundation Health Systems, Inc. to Health Net, Inc.

        Prior to the FHS Combination, the Company was the successor to the business conducted by Health Net of California, Inc., now our HMO subsidiary in California, which became a subsidiary of the Company in 1992, and HMO and PPO networks operated by QualMed, Inc. ("QualMed"), which combined with the Company in 1994 to create HSI. FHC was incorporated in Delaware in 1984.

        Our executive offices are located at 21650 Oxnard Street, Woodland Hills, CA 91367. Except as the context otherwise requires, the term "Company", "we", "us" and "our" refers to Health Net, Inc. and its subsidiaries.

HEALTH PLAN SERVICES SEGMENT

        MANAGED HEALTH CARE OPERATIONS.    We offer a full spectrum of managed health care products. The Company's strategy is to offer to employers a wide range of managed health care products and services that provide quality care, encourage wellness and assist in containing health care costs. While a majority of our members are covered by conventional HMO products, we are continuing to expand our other product lines, thereby enabling us to offer flexibility to an employer and to tailor our products to an employer's particular needs.

        Our health plan subsidiaries offer members a comprehensive range of health care services, including ambulatory and outpatient physician care, hospital care, pharmacy services, eye care, behavioral health and ancillary diagnostic and therapeutic services. The integrated health care programs offered by our subsidiaries include products offered through both traditional Network Model HMOs (in which the HMOs contract with individual physicians, physician groups and independent or individual practice associations ("IPAs")) and IPA Model HMOs (in which the HMOs contract with one or more IPAs that in turn subcontract with individual physicians to provide HMO patient services). Our health plan subsidiaries offer quality care, cost containment and comprehensive coverage; a matrix package which allows employees to select their desired coverage from alternatives that have interchangeable outpatient and inpatient co-payment levels; point-of-service ("POS") programs which offer a multi-tier design that provides both conventional HMO and indemnity-like (in-network and out-of-network) tiers; a PPO-like tier which allows members to self-refer to the network physician of their choice; and a managed indemnity plan which is provided for employees who reside outside of their HMO service areas.

        The pricing of our products is designed to provide incentives to both employers and employees to select and enroll in the products with greater managed health care and cost containment elements. In general, our HMO subsidiaries provide comprehensive health care coverage for a fixed fee or premium that does not vary with the extent or frequency of medical services actually received by the member. PPO enrollees choose their medical care from among the various contracting providers or choose a non-contracting provider and are reimbursed on a traditional indemnity plan basis after reaching an annual deductible. POS enrollees choose, each time they receive care, from conventional HMO or indemnity-like (in-network and out-of-network) coverage, with payments and/or reimbursement depending on the coverage chosen. We assume both underwriting and administrative expense risk in return for the premium revenue we receive from our HMO, POS and PPO products. Our subsidiaries have contractual relationships with health care providers for the delivery of health care to our enrollees.

        The following table contains information relating to our HMO and PPO members, POS members, Medicare members and Medicaid members as of December 31, 2001 (our Medicare and Medicaid businesses are discussed below under "Medicare" and "Medicaid Products"):

Commercial HMO and PPO Members	2,114,511	(a)
POS Members	870,051	(b)
Medicare Members (risk only)	215,813
Medicaid Members	787,584

(a)
Includes 37,222 members under our arrangement with The Guardian described elsewhere in this Annual Report.

(b)
Includes 267,258 members under our arrangement with The Guardian described elsewhere in this Annual Report and 292,854 POS members insured by our indemnity insurance operations described below.

        In addition, the following table sets forth certain information regarding our employer groups in the commercial managed care operations of our Health Plan Services segment as of December 31, 2001:

Number of Employer Groups	58,788
Largest Employer Group as % of enrollment	9.1%
10 largest Employer Groups as % of enrollment	24.1%

        During 2001, our Health Plan Services segment had health plan operations in Arizona, California, Oregon, Connecticut, Florida, New Jersey, New York and Pennsylvania.

        In Arizona, we believe that our commercial managed care operations rank us third largest as measured by total membership and fourth largest as measured by size of provider network. Our commercial membership in Arizona was 167,845 as of December 31, 2001, which represented a decrease of approximately 44% during 2001. This decrease is primarily due to membership losses in the large group market. The loss of the state of Arizona employer group accounted for 65,000 of the membership loss. Our Medicare membership in Arizona was 49,926 as of December 31, 2001, which represented a decrease of approximately 18% during 2001. We did not have any Medicaid members in Arizona as of December 31, 2001 and 2000.

        The California market is characterized by a concentrated population. We believe that Health Net of California, Inc., our California HMO, is the second largest HMO in California in terms of membership and in terms of size of provider network. Our commercial membership in California as of December 31, 2001 was 1,830,130, which represented an increase of approximately 13% during 2001. The increase in commercial membership was primarily due to enrollment increases within the small group market most notably as a result of the growth in the PPO product. Our Medicare membership in California as of December 31, 2001 was 119,204, which represented a decrease of approximately 3% during 2001. Our Medicaid membership in California as of December 31, 2001 was 651,411 members, which represented an increase of approximately 22% during 2001 primarily in Los Angeles County.

        We believe that our Oregon operations make us the ninth largest managed care provider in Oregon in terms of membership and the second largest HMO in Oregon in terms of size of provider network. Our commercial membership in Oregon was 75,447 as of December 31, 2001, which represented a decrease of approximately 18% during 2001. The decrease was due, in part, to our pricing discipline and focus on profitable accounts and our withdrawal from certain counties in central and southern Oregon, and was partially offset by an increase in enrollment in POS products. We did not have any members in Medicare or Medicaid in Oregon as of December 31, 2001 and 2000.

        In Connecticut, New Jersey and New York, we market mid-size and large employer group commercial HMO, Medicare and Medicaid products directly. However, for small employer group business in Connecticut, New Jersey and New York, we offer both HMO and POS products together with The Guardian Life Insurance Company of America ("The Guardian") through a joint venture doing business as "Healthcare Solutions." Under the joint venture arrangement, we generally share the profits of Healthcare Solutions equally with The Guardian, subject to certain terms of the joint venture arrangement related to expenses. The Guardian is a mutual insurer (owned by its policy owners) which offers financial products and services, including individual life and disability income insurance, employee benefits, pensions and 401(k) products. The Guardian is headquartered in New York and has almost 2,400 financial representatives in over 100 general agencies.

        We believe our Connecticut operations make us the largest managed care provider in terms of membership and the second largest in terms of size of provider network in Connecticut. Our commercial membership in Connecticut was 332,183 as of December 31, 2001 (including 60,565 members under the Guardian arrangement), a decrease of approximately 8% since the end of 2000. Our Medicare membership in Connecticut was 33,188 as of December 31, 2001, which represented an increase of approximately 36% during 2001, and our Medicaid membership in Connecticut was 91,773 as of December 31, 2001, which represented an increase of approximately 14% during 2001.

        We believe our New Jersey operations make us the third largest managed care provider in terms of membership and the largest in terms of size of provider network in New Jersey. Our HMO membership in New Jersey was 272,017 as of December 31, 2001 (including 128,678 members under the Guardian arrangement), which represented an increase of approximately 32% during 2001. Our Medicaid membership in New Jersey was 44,400 as of December 31, 2001, which represented an increase of approximately 69% during 2001. We had no Medicare members in New Jersey as of December 31, 2001 and 2000.

        In New York, we had 262,124 commercial members as of December 31, 2001, which represented an increase of approximately 2% during 2001. Such membership included 115,237 members under The Guardian arrangement. We believe our New York HMO and PPO operations make us the fifth largest HMO managed care provider in terms of membership and the second largest in terms of size of provider network in New York. Our Medicare membership in New York was 5,935 as of December 31, 2001, which represented a decrease of 1% during 2001. We did not have any Medicaid members in New York as of December 31, 2001 and 2000.

        Our commercial membership in eastern Pennsylvania was 39,169 as of December 31, 2001, which represented a decrease of approximately 13% during 2001. Our Medicare membership in eastern Pennsylvania was 7,561 as of December 31, 2001, which represented a decrease of approximately 34% during 2001. This decrease in Medicare membership was due, in part, to our pricing discipline and our focus on profitable accounts. We did not have any Medicaid members in eastern Pennsylvania as of December 31, 2001 and 2000.

        During 2001, we completed our withdrawal from the Ohio, West Virginia and western Pennsylvania markets and no longer have any members in those markets. We notified and received approval from the applicable regulators to withdraw from these markets. We also provided notice of the withdrawals to members, employer groups, providers and brokers in compliance with applicable federal and state laws and regulations. We ceased having active membership in West Virginia as of December 31, 2000; in Western Pennsylvania as of December 31, 2000, for Medicare + Choice members and January 31, 2001, for commercial members; and in Ohio as of February 4, 2001.

        We sold our Florida health plan operations effective August 1, 2001. At the time of the sale, our commercial membership in Florida was 98,969, our Medicare membership in Florida was 42,831 and our Medicaid membership in Florida was 24,180. See "Divestitures and Other Investments" below for additional information on the sale of our Florida health plan.

        MEDICARE.    Our Medicare+ Choice plans had a combined membership of approximately 215,813 as of December 31, 2001, compared to 271,807 as of December 31, 2000. We offer our Medicare+ Choice products directly to individuals and to employer groups. To enroll in one of our Medicare+ Choice plans, covered persons must be eligible for Medicare. We provide or arrange health care services normally covered by Medicare, in conjunction with a broad range of preventive health care services. The federal Centers for Medicare and Medicaid Services ("CMS) (formerly the Health Care Financing Administration ("HCFA")) pays us a monthly amount for each enrolled member based, in part, upon the "Adjusted Average Per Capita Cost," as determined by CMS' analysis of fee-for-service costs related to beneficiary demographics. Depending on plan design and other factors, we may charge a monthly premium.

        Our California Medicare+ Choice product, Seniority Plus, operated by our California health plan, was licensed and certified to operate in 15 California counties as of December 31, 2001. Our other health plan subsidiaries are licensed and certified to offer Medicare+ Choice plans in one county in Pennsylvania, three counties in Connecticut, four counties in Arizona and five counties in New York. We withdrew from providing Medicare products in certain counties in 2001 due, in part, to the fact that government Medicare reimbursement payments in those counties had been increasing at a much lower level than costs of care.

        MEDICAID PRODUCTS.    As of December 31, 2001, we had an aggregate of approximately 787,584 Medicaid members compared to 666,337 as of December 31, 2000, principally in California. We also had Medicaid members and operations in Connecticut and New Jersey. To enroll in our Medicaid products, an individual must be eligible for Medicaid benefits under the appropriate state regulatory requirements. Our HMO products include, in addition to standard Medicaid coverage, certain additional services including dental and vision benefits. The applicable state agency pays our HMOs a monthly fee based on a percentage of fee-for-service costs for each Medicaid member enrolled.

        ADMINISTRATIVE SERVICES ONLY ("ASO") BUSINESS.    We also provide third-party administrative services to large employer groups in Arizona, Connecticut, New Jersey and New York. Under these arrangements, we provide claims processing, customer service, medical management and other administrative services without assuming the risk for medical costs. We are generally compensated for these services on a fixed per member per month basis. As of December 31, 2001, we serviced 78,311 members through our ASO business.

        INDEMNITY INSURANCE PRODUCTS.    We offer insured PPO, POS and indemnity products as "stand-alone" products and as part of multiple option products in various markets. These products are offered by our health and life insurance subsidiaries which are licensed to sell insurance in 35 states and the District of Columbia. Through these subsidiaries, we also offer HMO members auxiliary non-health products such as group life and accidental death and disability insurance.

        Our health and life insurance products are provided throughout most of our service areas. The following table contains membership information relating to our health and life insurance companies' insured PPO, POS, indemnity and group life products as of December 31, 2001:

Insured PPO Members	30,902
POS Members	292,854	(a)
Indemnity Members	146
Group Life Members	7,589

(a)
Includes 267,258 members under our arrangement with The Guardian described elsewhere in this Annual Report. (Please note that there were 37,222 Guardian HMO members in addition to the POS members included in the above table.)

        PHARMACY BENEFIT MANAGEMENT.    Pharmacy benefits are managed through a variety of clinical, technological and contractual tools. We seek to provide safe, effective medications that are affordable to our members. We outsource certain capital and labor intensive functions of pharmacy benefit management, such as claim processing. However, we continue to actively utilize all other pharmacy management tools available. Some of the tools used are as follows:

  •
  Pharmacy benefit design—we have designed and sell three-tier pharmacy products that allow consumer choice while encouraging member financial participation.

  •
  Clinical programs that improve safety, efficacy and member compliance with prescribed medical treatment.

  •
  Retail and manufacturer contracts that lower the net cost.

  •
  Technological tools that automate claim adjudication and payment.

  •
  Technology that plays a key role in preventing members from receiving drugs that may harmfully interact with other medications they are taking.

GOVERNMENT CONTRACTS AND SPECIALTY SERVICES SEGMENT

Government Contracts

        TRICARE.    Our wholly-owned subsidiary, Health Net Federal Services, Inc. ("Federal Services") (formerly known as Foundation Health Federal Services, Inc.), administers large, multi-year managed care federal contracts with the United States Department of Defense ("DoD").

        Federal Services currently administers health care contracts for DoD's TRICARE program covering approximately 1.5 million eligible individuals under TRICARE. Through TRICARE, Federal Services provides eligible beneficiaries with improved access to care, lower out-of-pocket expenses and fewer claims forms. Federal Services currently administers three TRICARE contracts for five regions:

  •
  Region 11, covering Washington, Oregon and part of Idaho

  •
  Region 6, covering Arkansas, Oklahoma, most of Texas, and most of Louisiana

  •
  Regions 9, 10 and 12, covering California, Hawaii, Alaska and part of Arizona

        During 2001, enrollment of TRICARE beneficiaries in the HMO option (called "TRICARE Prime") of the TRICARE program for the Region 11 contract increased by 34% to 187,340 while the total estimated number of eligible beneficiaries, based on DoD data, decreased by 2% to 237,329. During 2001, enrollment of TRICARE beneficiaries in TRICARE Prime for the Region 6 contract increased by 9% to 415,645 while the total estimated number of eligible beneficiaries, based on DoD data, increased by 1% to 617,718. During 2001, enrollment of TRICARE beneficiaries in TRICARE

Prime for the Regions 9, 10 and 12 contract decreased by 6% to 356,106 while the total estimated number of eligible beneficiaries, based on DoD data and excluding Alaska, increased by 1% to 612,523. DoD estimated numbers of eligible beneficiaries are subject to revision when actual numbers become available.

        Under the TRICARE contracts, Federal Services shares health care cost risk with DoD for both gains and losses. Federal Services subcontracts to affiliated and unrelated third parties for the administration and health care risk of parts of these contracts. If all option periods are exercised by DoD and no further extensions of the performance period are made, health care delivery ends on October 31, 2002 for the Region 6 contract, on March 31, 2003 for the Regions 9, 10 and 12 contract, and February 29, 2004 for the Region 11 contract. The DoD Authorization Act for government fiscal year 2001 authorized DoD to extend the term of the current TRICARE contracts for an additional two years. Federal Services and DoD have discussed the modifications to the contracts for the additional two-year extension. The additional two-year extension was added to the Region 11 contract and, if all option periods are exercised, the period of health care delivery would extend to February 29, 2004. If the additional two-year extension is added to the Region 6 contract and the Regions 9, 10 and 12 contract and all option periods are exercised, the period of health care delivery would extend to October 31, 2004 for the Region 6 contract and March 31, 2005 for the Regions 9, 10 and 12 contract. Federal Services also expects to compete for the rebid of those contracts.

        In December 2000, Federal Services and DoD agreed to a settlement of approximately $389 million for outstanding receivables related to Federal Services' three current contracts for DoD's TRICARE program and for the completed contract for the CHAMPUS (Civilian Health and Medical Program of the Uniformed Services) Reform Initiative. Approximately $60 million of the settlement amount was received in December 2000. Federal Services received the remainder of the settlement in January 2001. The settlement amounts were used, among other things, to pay vendors, providers and amounts owed back to the government, and were applied to the continuing operating needs of the three TRICARE contracts. The settlement agreement also provided for additional payments during 2001 and 2002 for costs that have not yet been incurred.

        TRICARE FOR LIFE.    TRICARE For Life ("TFL") was passed by Congress as part of the FY 2001 National Defense Authorization Act (P.L. 106-398) and became Public Law on October 30, 2000. The program was implemented by the DoD on October 1, 2001 restoring TRICARE coverage for all Medicare-eligible retired beneficiaries who are enrolled in Medicare Part B. TFL covers all uniformed services retirees, spouses, and other qualifying dependents and survivors (including certain former spouses) who are Medicare-eligible and enrolled in Medicare Part B, regardless of age. Eligible beneficiaries receive all Medicare-covered benefits plus all TRICARE covered benefits. For most beneficiaries, Medicare will be first payer for all Medicare-covered services and TRICARE will be the second payer. TRICARE will pay all Medicare co-pays and deductibles and cover most of the cost of certain care not covered by Medicare. TFL covers approximately 1.5 million beneficiaries, with approximately 500,000 of those beneficiaries within Federal Services' regions.

        VETERANS AFFAIRS.    During 2001, Federal Services administered 11 contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in six states. Federal Services also managed 55 contracts with the U.S. Department of Veterans Affairs, one subcontract for the U.S. Department of Veterans Affairs and one contract with the U.S. Marshals Service for claims re-pricing services.

Specialty Services

        We offer behavioral health, dental and vision products and services as well as managed care products related to bill review, administration and cost containment for hospitals, health plans and other entities.

        DENTAL AND VISION.    We acquired DentiCare of California, Inc. ("DentiCare") (which is in the process of changing its name to Health Net Dental, Inc.) in 1991. DentiCare provides dental care services under an HMO arrangement in California and Hawaii and performs dental administration services for an affiliate company in California. For the year ended December 31, 2001, DentiCare's total revenues were $49 million for services it provided for approximately 478,000 members, of which 72,600 members were beneficiaries under the Medicaid dental programs. DentiCare also participates in the Healthy Families program, under which it serves approximately 89,600 members.

        We provide at-risk vision care services and administrative services under various programs through our wholly owned subsidiary Foundation Health Vision Services, Inc. d.b.a. AVP Vision Plans ("AVP") (which is in the process of changing its name to Health Net Vision, Inc.). AVP operates in California and Arizona and shares a common administrative and information systems platform with DentiCare. For the year ended December 31, 2001, total revenues were $9 million. The total number of lives covered under these services reached approximately 505,000 members as of December 31, 2001. Of those covered lives, 380,400 members are enrolled in full-risk products and 124,600 lives were covered under administrative services contracts.

        Both DentiCare and AVP are licensed in California under the Knox-Keene Health Care Service Plan Act of 1975, as amended (the "Knox-Keene Act"), as Specialized Health Care Service Plans, and compete with other HMOs, traditional insurance companies, self-funded plans, PPOs and discounted fee-for-service plans. The two companies share a common strategy to maximize the value and quality of managed dental and vision care services while appropriately balancing financial risk assumption among providers, members, and other entities to achieve the effective and efficient use of available resources.

        BEHAVIORAL HEALTH.    We provide behavioral health services through a subsidiary, Managed Health Network, Inc., and subsidiaries of Managed Health Network, Inc. (collectively "MHN"). MHN holds a license in California under the Knox-Keene Act as a Specialized Health Care Service Plan. MHN offers behavioral health, substance abuse and employee assistance programs on an insured and self-funded basis to employers, governmental entities and other payors in various states.

        MHN provides managed behavioral health programs to employers, governmental agencies and public entitlement programs, such as TRICARE and Medicare. Employers participating in MHN's programs range in size from Fortune 100 companies to mid-sized companies with 200 employees. MHN's strategy is to extend its market share in the Fortune 500, health plan and TRICARE markets through a combination of direct, consultant/broker and affiliate sales. MHN intends to achieve additional market share through broadening its employer products, including using the Internet as a distribution channel, pursuing upcoming TRICARE procurement opportunities with Federal Services and continuing carve-out product sales, funded on either a risk or ASO, basis.

        MHN's products and services were being provided to over 10.4 million individuals as of December 31, 2001, with approximately 3.2 million individuals under risk-based programs, approximately 3.6 million individuals under self-funded programs and approximately 3.6 million individuals under employee assistance programs ("EAPs").

        For the year ended December 31, 2001, these products and services generated revenues of approximately $248 million, of which approximately $156 million derived from risk-based programs, including approximately $25 million derived from TRICARE, approximately $26 million derived from ASO programs and approximately $41 million derived from EAPs.

        MHN has approximately 1,200 full-time equivalent employees serving approximately 2,100 employer groups on a stand alone basis plus approximately 34,000 groups through other affiliates of ours, primarily in California and the Northeast.

        Headquartered in San Rafael, California, MHN has nationwide operations with full-service clinical intake offices in Los Angeles, New York, Dallas, Milwaukee, Las Vegas and Huntington Beach, California.

        WORKERS' COMPENSATION ADMINISTRATIVE SERVICES.    Our subsidiaries organized under Employer & Occupational Services Group, Inc. ("EOSG") provide a full range of workers' compensation administrative services to insurers, self-funded employers, third-party claims administrators and public agencies. These services include injury reporting and provider referral, automated bill review and PPO network access, field and telephonic case management, direction of care and practice management, claim/benefit administration, claim investigation and adjudication, litigation management and employer personnel services (which were discontinued in 2001). EOSG has regional offices in Arizona, California, Colorado, Connecticut, Illinois, Kansas, North Carolina, Oregon and Texas. During 2001, EOSG's Managed Care Services unit provided services on more than $1.1 billion of billed charges for medical care for covered beneficiaries of its customers. The unit processed over 1.9 million bills from providers and hospitals located in 50 states and handled nearly 37,000 intake calls resulting in the processing of over 23,000 injury reports and 4,400 medical care cases referred for case management services and/or utilization review services. EOSG's Claims Services unit handled more than 43,000 claims. For the year ended December 31, 2001, EOSG's Managed Care Services, Claims Services and Employment Services units generated revenues of approximately $46.2 million, $15.2 million and $3.2 million, respectively.

Business Transformation and Innovation Services

        Our Business Transformation and Innovation Services Division oversees all aspects of our information technology operations and business process redesign efforts, seeking to make our operational processes as efficient as possible through the use of enabling technology, such as the Internet. We believe that the Internet and related new technologies will fundamentally change managed care organizations. The Business Transformation and Innovation Services Division focuses on our strategic direction in light of the Internet and related technologies and pursues opportunities consistent with our strategic direction. Currently, the Division is developing collaborative approaches with business partners to transform their existing assets and expertise into new e-business opportunities. We believe that net-enabled connectivity among purchasers, consumers, managed care organizations, providers and other trading partners has increased in recent years, providing a basis for creating and capturing e-business opportunities. We are developing business concepts to take advantage of those market opportunities that provide value to consumers, purchasers of benefits and the providers of medical and health care services.

        INNOVATION SERVICES.    The Business Transformation and Innovation Services Division includes our New Ventures Group, which develops technological tools to stream-line health care processes, empower consumers and reduce administrative burdens for members, beneficiaries, physicians, hospitals and employers. In this connection, we have undertaken, among other things, the following initiatives:

        Questium.    Our subsidiary, Questium, Inc. ("Questium"), launched a health care consumer website, www.questium.com, that links health plan members directly with their personal health benefit information. The Questium website allows health plan members to customize their own web page and gain access to information and services such as customized health news and updates, and individual health coverage information, such as co-payment levels and out-of-pocket maximums. Certain health plan members are also able use the Questium website to refill mail order prescriptions online and view their individual medical histories from their health plan records. The Questium website also offers, among other things, access to general consumer information, such as a health encyclopedia, alternative care and clinical trial information, and online health evaluation tools, such as a health risk calculator and weight-loss guide.

        Provider/Payor Connectivity.    Provider/payor connectivity solutions enable health care providers and health care payors, including delegated medical groups, to electronically exchange administrative, financial and clinical information. We began the MedUnite initiative in 1999 to develop a provider/payor connectivity solution. MedUnite has subsequently come to include six other nationally prominent health plans. MedUnite operates as a stand-alone enterprise in which we retain a minority ownership interest. MedUnite, which is designed to provide on-line internet provider connectivity services including eligibility information, referrals, authorizations, claims submission and payment, commenced pilot operations in California and on the East Coast in 2001. Through our subsidiary, Health Net of the Northeast, Inc. (formerly Physicians Health Services, Inc.), we also employ another provider/payor connectivity solution in the Northeast. This solution is supported by NaviMedix, Inc. ("NaviMedix") and currently provides Internet-based connectivity services to physicians in the tri-state area of Connecticut, New York and New Jersey. We hold a minority equity position in NaviMedix.

        Online Enrollment and Billing.    We continue to develop online enrollment and billing initiatives for our commercial health plan and TRICARE lines of business. These initiatives permit health plan members/beneficiaries to enroll in health coverage, pay applicable fees, and select a primary care physician using the Internet. Additionally, our member services and enrollment employees will perform enrollment and billing activities through the Internet using these innovative solutions. Both enrollment and billing initiatives commenced pilot operations in 2001.

        MANAGEMENT INFORMATION SYSTEMS.    Effective information technology systems are critical to our operations. Our information technology systems include several computer systems, each utilizing a combination of packaged and customized software and a network of online terminals. The information technology systems gather and store data on our members and physician and hospital providers. The systems contain all of our necessary membership and claims-processing capabilities as well as marketing and medical utilization programs. These systems provide us with an integrated system of billing, reporting, member services and claims processing, and the ability to examine member encounter information for the optimization of clinical outcomes. In this connection, as set forth above, we are in the process of developing and implementing online enrollment and billing solutions for our health plan and TRICARE operations, which we believe will simplify and expedite administrative functions.

PROVIDER RELATIONSHIPS AND RESPONSIBILITIES

        PHYSICIAN RELATIONSHIPS.    Under most of our HMO plans, each member upon enrollment selects a participating physician group ("PPG") or primary care physician from the HMO's provider panel. The primary care physicians and PPGs assume overall responsibility for the care of members. Medical care provided directly by such physicians includes the treatment of illnesses not requiring referral, as well as physical examinations, routine immunizations, maternity and child care, and other preventive health services. The primary care physicians and PPGs are responsible for making referrals (approved by the HMO's or PPG's medical director) to specialists and hospitals. Certain of our HMOs offer enrollees "open panels" under which members may access any physician in the network, or network physicians in certain specialties, without first consulting their primary care physician.

        The following table sets forth the number of primary care and specialist physicians contracted either directly with our HMOs or through our contracted PPGs as of December 31, 2001:

Primary Care Physicians	53,765
Specialist Physicians	114,652

Total	168,417

        PPG and physician contracts are generally for a period of at least one year and are automatically renewable unless terminated, with certain requirements for maintenance of good professional standing and compliance with our quality, utilization and administrative procedures. In California and Connecticut, PPGs generally receive a monthly "capitation" fee for every member assigned. The capitation fee represents payment in full for all medical and ancillary services specified in the provider agreements. In these capitation fee arrangements, in cases where the capitated PPG cannot provide the health care services needed, such PPGs generally contract with specialists and other ancillary service providers to furnish the requisite services under capitation agreements or negotiated fee schedules with specialists. Outside of California, many of our HMOs reimburse physicians according to a discounted fee-for-service schedule, although several have capitation arrangements with certain providers and provider groups in their market areas.

        For services provided under our PPO and POS products, we ordinarily reimburse physicians pursuant to discounted fee-for-service arrangements.

        HOSPITAL RELATIONSHIPS.    Our health plan subsidiaries arrange for hospital care primarily through contracts with selected hospitals in their service areas. These hospital contracts generally have multi-year terms and provide for payments on a variety of bases, including capitation, per diem rates, case rates and discounted fee-for-service schedules.

        Covered inpatient hospital care for our HMO members is comprehensive; it includes the services of physicians, nurses and other hospital personnel, room and board, intensive care, laboratory and x-ray services, diagnostic imaging and generally all other services normally provided by acute-care hospitals. HMO or PPG nurses and medical directors are actively involved in discharge planning and case management, which often involves the coordination of community support services, including visiting nurses, physical therapy, durable medical equipment and home intravenous therapy.

        COST CONTAINMENT.    In most HMO plan designs, the primary care physician or PPG is responsible for authorizing all needed medical care except for emergency medical services. We believe that this authorization process reduces inappropriate use of medical resources and achieves efficiencies in cases where reimbursement in based on risk-sharing arrangements.

        To limit possible abuse in utilization of hospital services in non-emergency situations, most of our health plans require that a member obtain certification for specified medical conditions prior to admission as an inpatient, and the inpatient admission is then subject to continuing review during the member's hospital stay. In addition to reviewing the appropriateness of hospital admissions and continued hospital stays, we play an active role in evaluating alternative means of providing care to members and encourage the use of outpatient care, when appropriate, to reduce the cost that would otherwise be associated with an inpatient admission.

        QUALITY ASSESSMENT.    Quality assessment is a continuing priority for us. Most of our health plans have a quality assessment plan administered by a committee composed of medical directors and primary care and specialist physicians. The committees' responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and community standards, and the collection of data relating to results of treatment. All of our health plans also have a subscriber grievance procedure and/or a member satisfaction program designed to respond promptly to member grievances. Elements of these subscriber grievance procedures and member satisfaction programs are incorporated both within the PPGs and within our health plans.

DIVESTITURES AND OTHER INVESTMENTS

        Effective August 1, 2001, we sold our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc., to Florida Health Plan Holdings II, L.L.C. In connection with the sale, we received approximately $49 million, consisting of $23 million in cash and approximately $26 million in the form of a secured six-year note bearing interest at a rate of eight percent per annum. We also sold the corporate facility building used by our Florida health plan to DGE Properties, LLC for $15 million, payable by a secured five-year note bearing interest at a rate of eight percent per annum. We estimated and recorded a $76.1 million pretax loss on the sales of our Florida health plan and the related corporate facility building during the second quarter ended June 30, 2001. Under the terms of the Florida sale agreement and certain reinsurance and indemnification obligations of the Company, there will be a series of true-up processes that will take place through 2002 that could result in additional loss or gain recognition which was not able to be estimated as of December 31, 2001.

        Throughout 2000 and 2001, we provided funding in the aggregate amount of approximately $10 million to MedUnite in exchange for preferred stock of MedUnite. We hold a minority ownership interest in MedUnite. During the first quarter of 2002, we provided approximately $2.2 million in additional funding to MedUnite. The funded amounts are included in other noncurrent assets. For additional information about MedUnite, see the discussion under "Government Contracts and Specialty Services segment—Business Transformation and Innovation Services—Innovation Services—Provider/Payor Connectivity" above.

        During 2000, we secured an exclusive e-business connectivity services agreement from the Connecticut State Medical Society IPA, Inc. (CSMS-IPA) for $15.0 million. CSMS-IPA is an association of medical doctors providing health care primarily in Connecticut. The amounts paid to CSMS-IPA for this agreement are included in other noncurrent assets. During 2001, we continued to develop this service capability.

        CERTAIN OTHER OPERATIONS.    We continue to evaluate the profitability realized or likely to be realized by our existing businesses and operations, and are reviewing from a strategic standpoint which of such businesses or operations, if any, should be divested.

ADDITIONAL INFORMATION CONCERNING OUR BUSINESS

        MARKETING AND SALES.    Marketing for group health plan business is a three-step process. We first market to potential employer groups and group insurance brokers. We then provide information directly to employees once the employer has selected our health coverage. Finally, we engage members and employers in marketing for member and group retention. Although we market our programs and services primarily through independent brokers, agents and consultants, we use our limited internal sales staff to serve certain large employer groups. Once selected by an employer, we solicit enrollees from the employee base directly. During "open enrollment" periods when employees are permitted to change health care programs, we use direct mail, work day and health fair presentations, telemarketing and outdoor print and radio advertisements to attract new enrollees. Our sales efforts are supported by our marketing division, which engages in product research and development, multicultural marketing, advertising and communications, and member education and retention programs.

        Premiums for each employer group are generally contracted on a yearly basis and are payable monthly. We consider numerous factors in setting our monthly premiums, including employer group needs and anticipated health care utilization rates as forecasted by our management based on the demographic composition of, and our prior experience in, our service areas. Premiums are also affected by applicable regulations that prohibit experience rating of group accounts (i.e., setting the premium for the group based on its past use of health care services) and by state regulations governing the manner in which premiums are structured.

        We believe that the importance of the ultimate health care consumer (or member) in the health care product purchasing process is likely to increase in the future, particularly in light of advances in technology and online resources. Accordingly, we intend to focus our marketing strategies on the development of distinct brand identities and innovative product service offerings that will appeal to potential health plan members.

        COMPETITION.    HMOs operate in a highly competitive environment in an industry currently subject to significant changes from business consolidations, new strategic alliances, legislative reform and market pressures brought about by a better informed and better organized customer base. Our HMOs face substantial competition from for-profit and nonprofit HMOs, PPOs, self-funded plans (including self-insured employers and union trust funds), Blue Cross/Blue Shield plans, and traditional indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than we do. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of benefit plans offered, provider network, quality of service, responsiveness to user demands, financial stability, comprehensiveness of coverage, diversity of product offerings, and market presence and reputation. The relative importance of each of these factors and the identity of our key competitors varies by market. We believe that we compete effectively with respect to all of these factors.

        We face competition from a variety of sources in the California health plan market. Kaiser Foundation Health Plan ("Kaiser") is the largest HMO in California and is a competitor of ours in the California HMO industry. In addition to Kaiser, our other HMO competitors include PacifiCare of California, California Care (Blue Cross of California) and Blue Shield of California. There are also a number of other types of competitors including self-directed plans, traditional indemnity insurance plans, and other managed care plans. Despite the concentration of membership in the large health plans, the competitive environment in the state is also impacted by small, regional-based HMOs, whose combined membership we believe constitutes approximately 20-25% of the market. In addition, we compete in California against a variety of PPOs.

        Our largest competitor in Arizona is Blue Cross/Blue Shield. Our Arizona HMO also competes with United Healthcare, CIGNA, PacifiCare and Aetna. Our Oregon HMO competes primarily against other HMOs including Kaiser, PacifiCare of Oregon, Providence, Blue Cross, Lifewise and Blue Shield Regions, and with various PPOs.

        Our HMO in Connecticut competes for business with commercial insurance carriers, Anthem Connecticut, Aetna/U.S. Healthcare, Connecticare and eight other HMOs. Our main competitors in Pennsylvania, New York and New Jersey are Aetna/U.S. Healthcare, Empire Blue Cross, Oxford Health Plans, United Healthcare, Horizon Blue Cross and Keystone Health Plan East.

        GOVERNMENT REGULATION.    We believe we are in compliance in all material respects with all current state and federal regulatory requirements applicable to the businesses being conducted by our subsidiaries. Certain of these requirements are discussed below.

        California HMO Regulations.    California HMOs such as Health Net of California, Inc. ("HN California") and certain of our specialty plans are subject to California state regulation, principally by the Department of Managed Health Care ("DMHC") under the Knox-Keene Act. Among the areas regulated by the Knox-Keene Act are: (i) adequacy of administrative operations, (ii) the scope of benefits required to be made available to members, (iii) manner in which premiums are structured, (iv) procedures for review of quality assurance, (v) enrollment requirements, (vi) composition of policy making bodies to assure that plan members have access to representation, (vii) procedures for resolving grievances, (viii) the interrelationship between HMOs and their health care providers, (ix) adequacy and accessibility of the network of health care providers, (x) provider contracts, and (xi) initial and continuing financial viability of the HMO and its risk-bearing providers. Any material modifications to the organization or operations of HN California are subject to prior review and approval by the DMHC. This approval process can be lengthy and there is no certainty of approval. Other significant changes require filing with the DMHC, which may then comment and require changes. In addition, under the Knox-Keene Act, HN California and certain of our other subsidiaries must file periodic reports with, and are subject to periodic review and investigation by, the DMHC. Non-compliance with the Knox-Keene Act may result in an enforcement action, fines and penalties, and, in egregious cases, limitations on or revocation of the Knox-Keene license.

        Federal HMO Regulations.    Under the Federal Health Maintenance Organization Act of 1973 (the "HMO Act"), services to members must be provided substantially on a fixed, prepaid basis without regard to the actual degree of utilization of services. Premiums established by an HMO may vary from account to account through composite rate factors and special treatment of certain broad classes of members, and through prospective (but not retrospective) rating adjustments. Several of our HMOs are federally qualified in certain parts of their respective service areas under the HMO Act and are therefore subject to the requirements of such act to the extent federally qualified products are offered and sold.

        Additionally, there are a number of recently enacted federal laws that further regulate managed health care. Recent legislation includes the Balanced Budget Act of 1997 and the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The purposes of HIPAA are to (i) limit pre-existing condition exclusions applicable to individuals changing jobs or moving to individual coverage, (ii) guarantee the availability of health insurance for employees in the small group market, (iii) prevent the exclusion of individuals from coverage under group plans based on health status and (iv) establish national standards for the electronic exchange of health information. In December, 2000, the Department of Health and Human Services ("DHHS") promulgated regulations under HIPAA related to the privacy and security of electronically transmitted protected health information ("PHI"). The new regulations require health plans, clearinghouses and providers to (a) comply with various requirements and restrictions related to the use, storage and disclosure of PHI, (b) adopt rigorous internal procedures to protect PHI and (c) enter into specific written agreements with business associates to whom PHI is disclosed. The regulations also establish significant criminal penalties and civil sanctions for non-compliance. In addition, the regulations could expose us to additional liability for, among other things, violations of the regulations by our business associates. We believe that the costs required to comply with these regulations under HIPAA will be significant and could have a material adverse impact on our business or results of operations.

        Our Medicare contracts are subject to regulation by CMS. CMS has the right to audit HMOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with CMS' contracts and regulations. Our Medicaid business is also subject to regulation by CMS, as well as state agencies.

        Most employee benefit plans are regulated by the federal government under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Employment-based health coverage is such an employee benefit plan. ERISA is administered, in large part, by the U.S. Department of Labor ("DOL"). ERISA contains disclosure requirements for documents that define the benefits and coverage. It also contains a provision that causes federal law to preempt state law in the regulation and governance of certain benefit plans and employer groups, including the availability of legal remedies under state law. Recently, the DOL adopted regulations under ERISA which mandate certain claims and appeals processing requirements. These regulations become effective starting on July 1, 2002 and fully on January 1, 2003. They will require us to make certain adjustments in our claims systems, but we do not anticipate that the cost of the adjustments will be material from a financial point of view or that the changes will not be able to be made by the deadline date.

        Other HMO Regulations.    In each state in which our HMOs do business, our HMOs must meet numerous state licensing criteria and secure the approval of state licensing authorities before implementing certain operational changes, including the development of new product offerings and, in some states, the expansion of service areas. To remain licensed, each HMO must continue to comply with state laws and regulations and may from time to time be required to change services, procedures or other aspects of its operations to comply with changes in applicable laws and regulations. In addition, HMOs must file periodic reports with, and their operations are subject to periodic examination by, state licensing authorities. HMOs are required by state law to meet certain minimum capital and deposit and/or reserve requirements in each state and may be restricted from paying dividends to their parent corporations under some circumstances. Several states have increased minimum capital requirements, in response to proposals by the National Association of Insurance Commissioners to institute risk-based capital requirements. Regulations in these and other states may be changed in the future to further increase capital requirements. Such increases could require us to contribute additional capital to our HMOs. Any adverse change in governmental regulation or in the regulatory climate in any state could materially impact the HMOs operating in that state. The HMO Act and state laws place various restrictions on the ability of HMOs to price their products freely. We must comply with applicable provisions of state insurance and similar laws, including regulations governing our ability to seek ownership interests in new HMOs, PPOs and insurance companies, or otherwise expand our geographic markets or diversify our product lines.

        Insurance Regulations.    State departments of insurance (the "DOIs") regulate our insurance and third-party administrator businesses under various provisions of state insurance codes and regulations. Our subsidiaries conducting these businesses are subject to various capital reserve and other financial, operating and disclosure requirements established by the DOIs and state laws. These subsidiaries must also file periodic reports regarding their regulated activities and are subject to periodic reviews of those activities by the DOIs. We must also obtain approval from, or file copies with, the DOIs for all of our group and individual insurance policies prior to issuing those policies.

        PENDING FEDERAL AND STATE LEGISLATION.    There are a number of legislative initiatives and proposed regulations currently pending at the federal and state levels which could increase regulation of the health care industry. These measures include a "patients' bill of rights" and certain other initiatives which, if enacted, could have significant adverse effects on our operations. See "Cautionary Statements—Federal and State Legislation" below. For example, one version of the proposed "patients' bill of rights" would allow an expansion of liability for health plans. We cannot predict the outcome of any of the pending legislative or regulatory proposals, nor the extent to which we may be affected by the enactment of any such legislation or regulation.

        ACCREDITATION.    We pursue accreditation for certain of our health plans from the National Committee for Quality Assurance ("NCQA") and the Joint Committee on Accreditation of Healthcare Organizations ("JCAHO"). NCQA and JCAHO are independent, non-profit organizations that review and accredit HMOs. HMOs that comply with review requirements and quality standards receive accreditation. Our HMO subsidiaries in California and Arizona have received NCQA accreditation. Certain of our other health plan subsidiaries are in the process of applying for NCQA or JCAHO accreditation. The utilization review activities of our subsidiary, EOS Managed Care Services, are accredited by Utilization Review Accreditation Commission also known as the "American Accreditation Healthcare Commission".

SERVICE MARKS

        We have filed for registration of and maintain several service marks, trademarks and tradenames that we use in our business, including marks and names incorporating the "Health Net" phrase. We utilize these and other marks and names in connection with the marketing and identification of products and services. We believe such marks and names are valuable and material to our marketing efforts.

EMPLOYEES

        We currently employ approximately 9,800 employees, excluding temporary employees. These employees perform a variety of functions, including provision of administrative services for employers, providers and members; negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers; handling of claims for payment of hospital and other services; provision of data processing services. Our employees are not unionized and we have not experienced any work stoppage since our inception. We consider our relations with our employees to be very good.

OTHER INFORMATION/RECENT DEVELOPMENTS

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

        FLORIDA OPERATIONS.    Effective August 1, 2001, we sold our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc., to Florida Health Plan Holdings II, L.L.C. In connection with the sale, we received approximately $49 million, consisting of $23 million in cash and approximately $26 million in the form of a secured six-year note bearing interest at a rate of eight percent per annum. We also sold the corporate facility building used by our Florida health plan to DGE Properties, LLC for $15 million, payable by a secured five-year note bearing interest at a rate of eight percent per annum. We estimated and recorded a $76.1 million pretax loss on the sales of our Florida health plan and the related corporate facility building during the second quarter ended June 30, 2001. Under the terms of the Florida sale agreement and certain reinsurance and indemnification obligations of the Company, there will be a series of true-up processes that will take place through 2002 that could result in additional loss or gain recognition which was not able to be estimated as of December 31, 2001.

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

        Covenants.    The credit agreements contain negative covenants, including financial covenants, that impose restrictions on our operations. The financial covenants in the credit agreements provide that:

  •
  for any period of four consecutive fiscal quarters, the consolidated leverage ratio, which is the ratio of (i) our consolidated funded debt to (ii) our consolidated net income before interest, taxes, depreciation, amortization and other specified items (consolidated EBITDA), must not exceed 3 to 1;

  •
  for any period of four consecutive fiscal quarters, the consolidated fixed charge coverage ratio, which is the ratio of (i) our consolidated EBITDA plus consolidated rental expense minus consolidated capital expenditures to (ii) our consolidated scheduled debt payments, (defined as the sum of scheduled principal payments, interest expense and rent expense) must be at least 1.5 to 1; and

  •
  we must maintain our consolidated net worth at a level equal to at least $945 million (less the sum of a pretax charge associated with our sale of our Florida health plan and specified pretax charges relating to the write-off of goodwill) plus 50% of our consolidated net income and 100% of our net cash proceeds from equity issuances.

        The other covenants in the credit agreements include, among other things, limitations on incurrence of indebtedness by our subsidiaries and on our ability to

  •
  incur liens;

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

        Interest and fees.    Committed loans under the credit facilities bear interest at a rate equal to either (1) the greater of the federal funds rate plus 0.5% and the applicable prime rate or (2) LIBOR plus a margin that depends on our senior unsecured credit rating. Loans obtained through the bidding process bear interest at a rate determined in the bidding process. Swingline loans under the five-year credit facility bear interest equal to, at our option, either a base rate plus a margin that depends on our senior unsecured credit rating or a rate quoted to us by the swingline lender. We pay fees on outstanding letters of credit and a facility fee, computed as a percentage of the lenders' commitments under the credit facilities, which varies from 0.130% to 0.320% per annum for the 364-day credit facility and from 0.155% to 0.375% per annum for the five-year credit facility, depending on our senior unsecured credit rating.

        Events of Default.    The credit agreements provide for acceleration of repayment of indebtedness under the credit facilities upon the occurrence of customary events of default.

        SHAREHOLDER RIGHTS PLAN.    On May 20, 1996, our Board of Directors declared a dividend distribution of one right (a "Right") for each outstanding share our Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"), to stockholders of record at the close of business on July 31, 1996 (the "Record Date"). Our Board of Directors also authorized the issuance of one Right for each share of Common Stock issued after the Record Date and prior to the earliest of the "Distribution Date" the Rights separate from the Common Stock under the circumstances described below and in accordance with the provisions of the Rights Agreement, as defined below, the redemption of the Rights and the expiration of the Rights, and in certain other circumstances. Rights will attach to all Common Stock certificates representing shares then outstanding and no separate Rights certificates will be distributed. Subject to certain exceptions contained in the Rights Agreement dated as of June 1, 1996 by and between us and Harris Trust and Savings Bank, as Rights Agent (as amended on October 1, 1996 and May 3, 2001, the "Rights Agreement"), the Rights will separate from the Common Stock following any person, together with its affiliates and associates (an "Acquiring Person"), becoming the beneficial owner of 15% or more of the outstanding Class A Common Stock, the commencement of a tender or exchange offer that would result in any person, together with its affiliates and associates, becoming the beneficial owner of 15% or more of the outstanding Class A Common Stock or the determination by the Board of Directors that a person, together with its affiliates and associates, has become the beneficial owner of 10% or more of the Class A Common Stock and that such person is an "Adverse Person," as defined in the Rights Agreement. The Rights Agreement provides that certain passive institutional investors that beneficially own less than 17.5% of the outstanding shares of our Class A Common Stock shall not be deemed to be Acquiring Persons.

        The Rights will first become exercisable on the Distribution Date and will expire on July 31, 2006, unless earlier redeemed by us as described below. Except as set forth below and subject to adjustment as provided in the Rights Agreement, each Right entitles its registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $170.00 per one-thousandth share.

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

        In addition, and subject to certain exceptions contained in the Rights Agreement, in the event that we are acquired in a merger or other business combination in which the Class A Common Stock does not remain outstanding or is changed or 50% of the assets or earning power of the Company is sold or otherwise transferred to any other person, the Rights will "flip-over" and entitle each holder of a Right, other than an Acquiring Person or an Adverse Person, to purchase, upon exercise at the then current exercise price of such Right, such number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times such exercise price.

        We may redeem the Rights until the earlier of 10 days following the date that any person becomes the beneficial owner of 15% or more of the outstanding Class A Common Stock and the date the Rights expire at a price of $.01 per Right.

        In May 2001, we appointed Computershare Investor Services, L.L.C. to serve as the Rights Agent under the Rights Agreement.

        The foregoing summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is incorporated by reference in Exhibits 4.2, 4.3 and 4.4 to this Annual Report.

        CHARTER AMENDMENT AND RESTATEMENT.    Effective May 7, 2001, the Company amended and restated its Certificate of Incorporation to eliminate the separation of its Board of Directors into three separate classes and to replace it with a Board of Directors that is elected on an annual basis, and to eliminate a section relating to the removal of directors that was no longer applicable given the class elimination. Such amendment and restatement was approved by the affirmative vote of over eighty percent (80%) of the outstanding shares of Class A Common Stock of the Company at its 2001 Annual Meeting of Stockholders. A copy of the complete Certificate of Incorporation as so amended and restated is included as an Exhibit to this Annual Report.

        CHANGE IN EXECUTIVE OFFICER:    Effective January 28, 2002, Steven P. Erwin resigned as Executive Vice President and Chief Financial Officer of the Company and Marvin P. Rich was appointed in his place as Executive Vice President, Finance and Operations.

        LEGISLATION.    In 2001, the United States Senate and House of Representatives passed separate bills, sometimes referred to as "patients' rights" or "patients' bill of rights" legislation, that seek, among other things, to hold health plans liable for claims regarding health care delivery and improper denial of care. This legislation would remove or limit federal preemption under the Employee Retirement Income Security Act of 1974 ("ERISA") that currently precludes most individuals from suing health plans for causes of action based upon state law and would enable plan members to challenge coverage and benefits decisions in state and federal courts. Although both bills provide for independent review of decisions regarding medical care, the bills differ on the circumstances and procedures under which lawsuits may be brought against managed care organizations and the scope of their liability. Congress will attempt to reconcile the two bills in a conference committee. If patients' bill of rights legislation is enacted into law we could be subject to significant additional litigation risk and regulatory compliance costs, which could be costly to us and could have a significant adverse effect on our results of operations. Although we could attempt to mitigate our ultimate exposure to litigation and regulatory compliance costs through, among other things, increases in premiums, there can be no assurance that we would be able to mitigate or cover the costs stemming from litigation arising under patients' bill of rights legislation or the other costs that we could incur in connection with complying with patients' bill of rights legislation.

        FOHP.    Effective July 30, 1999, a wholly-owned subsidiary of ours merged with and into FOHP, Inc., a then-majority owned subsidiary of ours, which, as a result of the merger, became a wholly-owned subsidiary of the Company. In connection with the merger, the former minority shareholders of FOHP were entitled to receive either $.25 per share or payment rights which entitle the holders to receive as much as $15.00 per payment right on or about July 1, 2001, provided certain hospital and other provider participation and other conditions are met. Also in connection with the merger, certain holders of payment rights will also be entitled to receive additional consideration of $2.25 per payment right ("Bonus Consideration") if our New Jersey health plan achieves certain annual returns on common equity and the participation conditions are met. In July and August 2001, based on the satisfaction of certain participation and other conditions by the former minority shareholders of FOHP, FOHP made aggregate payments of approximately $21.0 million to certain holders of payment rights. FOHP will make up to an additional $6.7 million in payments to additional holders of payment rights, subject to such holders submitting appropriate documentation. A determination on the satisfaction of the conditions for payment of the Bonus Consideration will be made in 2002.

        ASSET IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES.    As part of our effort to reduce ongoing selling, general and administrative expenses, during the third quarter of 2001, we initiated a formal plan to reduce operating and administrative expenses for all of our business units

(the "2001 Plan"). Under the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative, financial and technology functions. We recorded pretax restructuring charges of $79.7 million in connection with the 2001 Plan during the third quarter ended September 30, 2001 (the "2001 Charge").

        The 2001 Charge included severance and benefits related costs of $43.3 million in connection with the enterprise-wide staff reductions. These reductions include the elimination of 1,517 positions throughout all of our functional groups, divisions and corporate offices within the Company.

        The 2001 Charge also included asset impairment charges of $27.9 million consisting entirely of non-cash write downs of equipment, building improvements and software application and development costs; charges of $5.1 million related to the termination of lease obligations and non-cancelable lease costs for excess office space resulting from streamlined operations and consolidation efforts; and charges of $3.4 million related to costs associated with consolidating certain information technology systems and functions and other activities which are expected to be completed in the first quarter of 2002. No changes to the 2001 Plan are expected.

        We plan on funding the expected future cash outlays with cash flows from operations. We expect the 2001 Plan to be substantially completed by September 30, 2002. As of December 31, 2001, 916 of the 1,517 positions have been eliminated. It is anticipated that elimination of the remaining 601 positions will be completed by September 30, 2002.

        FHC MERGER.    Effective January 1, 2001, Health Net, Inc. merged its wholly-owned subsidiary, Foundation Health Corporation, with and into Health Net, Inc., thereby terminating the separate existence of Foundation Health Corporation.

CAUTIONARY STATEMENTS

        In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are hereby filing cautionary statements identifying important risk factors that could cause our actual results to differ materially from those projected in "forward-looking statements" of the Company made by or on behalf of the Company, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the factors set forth below and the risks discussed in our other filings with the SEC.

        We wish to caution readers that these factors, among others, could cause our actual financial or enrollment results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to the Company. The following factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by us. You should not place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof.

        In making these statements, we are not undertaking to address or update each factor in future filings or communications regarding our business or results, nor are we undertaking to address how any of these factors may have caused changes to matters discussed or information contained in previous filings or communications. In addition, certain of these factors may have affected our past results and may affect future results.

        HEALTH CARE COSTS.    A large portion of the revenue we receive is expended to pay the costs of health care services or supplies delivered to our members. The total health care costs incurred by us are affected by the number of individual services rendered and the cost of each service. Much of our premium revenue is set in advance of the actual delivery of services and the related incurring of the cost, usually on a prospective annual basis. While we attempt to base the premiums we charge at least in part on our estimate of expected health care costs over the fixed premium period, competition, regulations and other circumstances may limit our ability to fully base premiums on estimated costs. In addition, many factors may and often do cause actual health care costs to exceed those costs estimated and reflected in premiums. These factors may include increased utilization of services, increased cost of individual services, catastrophes, epidemics, seasonality, new mandated benefits or other regulatory changes, and insured population characteristics.

        The managed health care industry is labor intensive and its profit margin is low. Hence, it is especially sensitive to inflation. Health care industry costs have been rising annually at rates higher than the Consumer Price Index. Increases in medical expenses without corresponding increases in premiums could have a material adverse effect on us.

        RESERVES FOR CLAIMS.    Our reserves for claims are estimates of future costs based on various assumptions. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicious administration of claims, medical costs and other factors. Included in the reserves for claims are estimates for the costs of services which have been incurred but not reported. Estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations. Such estimates are subject to the impact of changes in the regulatory environment and economic conditions. Given the inherent variability of such estimates, the actual liability could differ significantly from the amounts reserved. Moreover, if the assumptions on which the estimates are based prove to be incorrect and reserves are inadequate to cover our actual experience, our financial condition could be adversely affected.

        PHARMACEUTICAL COSTS.    The costs of pharmaceutical products and services are increasing faster than the costs of other medical products and services. Thus, our HMOs face ever higher pharmaceutical expenses. The inability to manage pharmaceutical costs could have an adverse effect on our financial condition.

        FEDERAL AND STATE LEGISLATION.    There are frequently legislative proposals before the United States Congress and the state legislatures which, if enacted, could materially affect the managed health care industry and the regulatory environment. Recent financial difficulties of certain health care service providers and plans and/or continued publicity of the health care industry could alter or increase legislative consideration of these or additional proposals. These proposals include federal and state "patients' bill of rights" legislation and other initiatives which, if enacted, could have significant adverse effects on our operations. Such measures propose, among other things, to:

  •
  expand health plan exposure to tort and other liability, under federal and/or state law, including for coverage determinations, provider malpractice and care decisions;

  •
  restrict a health plan's ability to limit coverage to medically necessary care;

  •
  require third party review of certain care decisions;

  •
  expedite or modify grievance and appeals procedures;

  •
  reduce the reimbursement or payment levels for services provided under government programs such as Medicare or Medicaid;

  •
  mandate certain benefits and services that could increase costs;

  •
  restrict a health plan's ability to select and/or terminate providers; and

  •
  restrict or eliminate the use of prescription drug formularies.

        We cannot predict the outcome of any of these legislative or regulatory proposals, nor the extent to which we may be affected by the enactment of any such legislation or regulation. Legislation or regulation which causes us to change our current manner of operation or increases our exposure to liability could have a material adverse effect on our results of operations, financial condition and ability to compete.

        In addition, in December 2000, the Department of Health and Human Services promulgated regulations under HIPAA related to the privacy and security of electronically transmitted protected health information ("PHI"). The new regulations require health plans, clearinghouses and providers to (a) comply with various requirements and restrictions related to the use, storage and disclosure of PHI, (b) adopt rigorous internal procedures to safeguard PHI and (c) enter into specific written agreements with business associates to whom PHI is disclosed. The regulations also establish significant criminal penalties and civil sanctions for non-compliance. In addition, the regulations could expose us to additional liability for, among other things, violations of the regulations by our business associates. We believe that the costs required to comply with these regulations will be significant and could have a material adverse impact on our business or results of operations.

        PROVIDER RELATIONS.    We contract with physicians, hospitals and other providers as a means to manage health care costs and utilization and to monitor the quality of care being delivered. In any particular market providers could refuse to contract with us, demand higher payments or take other actions which could result in higher health care costs, less desirable products for customers and members, insufficient provider access for current members or to support growth, or difficulty in meeting regulatory or accreditation requirements.

        In some markets, certain providers, particularly hospitals, physician/hospital organizations and multi-specialty physician groups, may have significant market positions or even monopolies. Many of these providers may compete directly with us. If these providers refuse to contract with us or utilize their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market our products or to be profitable in those areas could be adversely affected.

        We contract with providers in California and Connecticut primarily through capitation fee arrangements. We also use capitation fee arrangements in areas other than California and Connecticut, but to a lesser extent. Under a capitation fee arrangement, we pay the provider a fixed amount per member on a regular basis and the provider accepts the risk of the frequency and cost of member utilization of services. Providers who enter into capitation fee arrangements generally contract with specialists and other secondary providers to provide services not offered by the primary provider. The inability of providers to properly manage costs under capitation arrangements can result in their financial instability and the termination of their relationship with us. In addition, payment or other disputes between the primary provider and specialists with whom the primary provider contracts can result in a disruption in the provision of services to our members or a reduction in the services available. A primary provider's financial instability or failure to pay secondary providers for services rendered could lead secondary providers to demand payment from us, even though we have made our regular capitated payments to the primary provider. Depending on state law, we could be liable for such claims. In California, the liability of our HMO subsidiaries for unpaid provider claims has not been definitively settled. There can be no assurance that our subsidiaries will not be liable for unpaid provider claims. There can also be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with secondary providers, the failure of any of which could have an adverse effect on the provision of services to members and our operations.

        GOVERNMENT PROGRAMS AND REGULATION.    Our business is subject to extensive federal and state laws and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements and periodic examinations by governmental agencies. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. Existing or future laws and rules could force us to change how we do business and may restrict our revenue and/or enrollment growth, and/or increase its health care and administrative costs, and/or increase our exposure to liability with respect to members, providers or others. In particular, our HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates, and approval of policy language and benefits. Although these regulations have not significantly impeded the growth of our business to date, there can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses or that regulatory changes will not have a material adverse effect on our business. Delays in obtaining or failure to obtain or maintain governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or the number of our members, increase costs or adversely affect our ability to bring new products to market as forecasted. In addition, efforts to enact changes to Medicare could impact the structure of the Medicare program, benefit designs and reimbursement. Changes to the current operation of our Medicare services could have a material adverse affect on our results of operations.

        A significant portion of our revenues relate to federal, state and local government health care coverage programs, such as Medicare, Medicaid and TRICARE programs. Such contracts are generally subject to frequent change including changes which may reduce the number of persons enrolled or eligible, reduce the revenue received by us or increase our administrative or health care costs under such programs. In the event government reimbursement were to decline from projected amounts, our failure to reduce the health care costs associated with such programs could have a material adverse effect upon our business. Changes to government health care coverage programs in the future may also affect our willingness to participate in these programs.

        We are also subject to various federal and state governmental audits and investigations. These audits and investigations could result in the loss of licensure or the right to participate in certain programs, or the imposition of fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

        The amount of government receivables set forth in our financial statements represents our best estimate of the government's liability under TRICARE and other federal government contracts. In December, 2000, our subsidiary, Federal Services, and the United States Department of Defense agreed to a settlement of approximately $389 million for outstanding receivables, of which we received $60 million in December 2000 and the remainder in January 2001. See "Government Contracts and Specialty Services Segment—Government Contracts—TRICARE" for a description of the settlement. In general, government receivables are estimates and subject to government audit and negotiation. In addition, inherent in government contracts are an uncertainty of and vulnerability to government disagreements. Final amounts we actually receive under government contracts may be significantly greater or less than the amounts we recognize.

        INTERNET-RELATED OPERATIONS.    We believe that the Internet and related new technologies will fundamentally change managed care organizations. Our Business Transformation and Innovation Services Division focuses on our strategic direction in light of the Internet and related technologies and pursues opportunities consistent with that strategic direction. The division is developing collaborative approaches with business partners to transform their existing assets and expertise into new e-business opportunities. We believe that net-enabled connectivity among purchasers, consumers, managed care organizations, providers and other trading partners is a prerequisite to creating and capturing e-business opportunities. We are developing business concepts to take advantage of those market opportunities that provide value to consumers, purchasers of benefits and the providers of medical and health care services. See "Government Contracts and Specialty Services Segment—Business Transformation and Innovation Services—Innovation Services" for a description of certain of our Internet initiatives.

        There can be no assurance that we will be able to recognize or capitalize on the Internet-related opportunities or technologies that ultimately prove to be accepted and effective within the managed care industry, the provider communities and/or among consumers. There can also be no assurance that new technologies invested in or developed by us or our business partners will prove operational; that they will be accepted by consumers, providers or business partners; that they will achieve their intended results; that we will recoup our investment in Internet-related technologies or related ventures; or that other technologies will not be more accepted or prove more effective. In addition, we contract with and rely upon third parties for certain Internet-related content, tools and services. We have also contracted to establish links between our websites and third party websites. Any failure by those third parties to perform in accordance with the terms of their agreements or to comply with applicable law could adversely impact our Internet operations and services, and could expose us to liability.

        MEDICAL MANAGEMENT.    Our profitability is dependent, to a large extent, upon our ability to manage health care costs. Our ability to manage costs depend, in turn, on a number of factors, including, without limitation, our degree of success in making accurate cost projections, achieving appropriate benefit design, employing utilization review and case management programs, and securing appropriate risk-sharing arrangements with providers while providing members with quality health care. For example, high out-of-network utilization of health care providers and services may have significant adverse effects on our ability to manage health care costs and member utilization of health care. There can be no assurance that we will be able to continue to manage medical costs sufficiently to maintain profitability in our product lines.

        MANAGEMENT INFORMATION SYSTEMS.    Our business depends significantly on effective information systems. The information gathered and processed by our management information systems assists us in, among other things, pricing our services, monitoring utilization and other cost factors, processing provider claims, billing our customers on a timely basis and identifying accounts for collection. Our customers and providers also depend upon our information systems for membership verification, claims status and other information. We have many different information systems for our various businesses and these systems require continual maintenance, upgrading and enhancement to meet our operational needs. Moreover, our merger, acquisition and divestiture activity requires frequent transitions to or from, and the integration of, various information management systems. We are in the process of attempting to reduce the number of our systems, to upgrade and expand our information systems capabilities, and to obtain and develop new, more efficient information systems. Any difficulty associated with the transition to or from information systems, any inability or failure to properly maintain management information systems, or any inability or failure to successfully update or expand processing capability or develop new capabilities to meet our business needs, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers, disputes with customers and providers, regulatory problems, increases in administrative expenses and/or other adverse consequences. In addition, we may, from time-to-time, obtain significant portions of our systems-related or other services or facilities from independent third parties which may make our operations vulnerable to adverse effects if such third parties fail to perform adequately.

        COMPETITION.    We compete with a number of other entities in the geographic and product markets in which we operate, some of which other entities may have certain characteristics, capabilities or resources that give them an advantage in competing with us. These competitors include HMOs, PPOs, self-funded employers, insurance companies, hospitals, health care facilities and other health care providers. In addition, financial services or other technology-based companies could enter the market and compete with us on the basis of their stream-lined administrative functions. We believe there are few barriers to entry in these markets, so that the addition of new competitors can readily occur. Customers of ours may decide to perform for themselves functions or services currently provided by us, which could result in a decrease in our revenues. Our providers and suppliers may decide to market products and services to our customers in competition with us. In addition, significant merger and acquisition activity has occurred both in our industry and in industries which act as our suppliers, such as the hospital, physician, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. Health care providers may establish provider service organizations to offer competing managed care products. To the extent that there is strong competition or that competition intensifies in any market, our ability to retain or increase customers, our revenue growth, our pricing flexibility, our control over medical cost trends and our marketing expenses may all be adversely affected.

        LITIGATION AND INSURANCE.    We are subject to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including for securities fraud, and intellectual property related litigation. In addition, we incur and likely will continue to incur potential liability for claims particularly related to our business, such as failure to pay for or provide health care, poor outcomes for care delivered or arranged, provider disputes, including disputes over withheld compensation, and claims related to self-funded business. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against various managed care organizations, including us, which could expose us to significant potential liability or cause us to make operational changes. In some cases, substantial non-economic or punitive damages are being sought. While we currently have insurance coverage for some of these potential liabilities, others (such as punitive damages), may not be covered by insurance, the insurers may dispute coverage or the amount of insurance may not be sufficient to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

        ADMINISTRATION AND MANAGEMENT.    The level of administrative expense is a partial determinant of our profitability. While we attempt to effectively manage such expenses, including through the development of online functionalities and resources designed to create administrative efficiencies, increases in staff-related and other administrative expenses may occur from time to time due to business or product start-ups or expansions, growth or changes in business, acquisitions, regulatory requirements, including compliance with HIPAA regulations, or other reasons. Administrative expense increases are difficult to predict and may adversely affect results.

        We believe we have a relatively experienced, capable management staff. Loss of certain managers or a number of such managers could adversely affect our ability to administer and manage our business.

        FINANCING CONDITIONS.    Our indebtedness includes $400 million in unsecured senior notes due 2001 and amounts outstanding under a $525 million five-year credit facility that expires in June 2006 and a 364-day revolving credit facility that expires in June 2002. See the discussion under the headings "Other Information/Recent Developments—Debt Offering" and "Other Information/Recent Developments—Credit Agreements". Accordingly, we are considering our financing alternatives, including renewing or terming out the 364-day credit facility, obtaining a new credit facility and pursuing a public debt offering. Our ability to obtain any financing, whether through renewal of our existing credit facilities, obtaining a new credit facility, issuing public debt or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. There can be no assurance that we will be able to renew our current credit facility prior to its expiration, or obtain a new credit facility, on terms similar to those of our current credit facility or on favorable terms, if at all, or initiate and complete a public debt offering or otherwise obtain financing on acceptable terms or within an acceptable time, if at all. Failure to renew the existing 364-day credit facility prior to its expiration or to otherwise obtain financing on terms and within a time acceptable to us could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements.

        MARKETING.    We market our products and services both through sales people employed by us and through independent sales agents. Although we have a number of sales employees and agents, if key sales employees or agents or a large subset of these individuals were to leave us, our ability to retain existing customers and members could be impaired. In addition, certain of our customers or potential customers consider necessary or important the rating, accreditation or certification of us and our subsidiaries by various private or governmental bodies or rating agencies. Certain of our health plans or other business units may not have obtained or may not desire or be able to obtain or maintain the rating, accreditation or certification these customers or potential customers desire, which could adversely affect our ability to obtain or retain business.

        Our marketing efforts may be affected by the significant amount of negative publicity to which the managed care industry has been subject, as well as by speculation and uncertainty relating to merger and acquisition activity among companies in our industry. Negative publicity about our industry, or any negative publicity regarding us in particular, could adversely affect our ability to sell our products or services, could require changes to our products or services, or could stimulate additional regulation that adversely affects us. In this regard, some of our subsidiaries have experienced significant negative enrollment trends in certain lines of business. The managed care industry recently has experienced significant merger and acquisition activity, giving rise to speculation and uncertainty regarding the status of companies in our industry. Speculation, uncertainty or negative publicity about us, our industry or our lines of business could adversely affect our ability to market our products.

        POTENTIAL DIVESTITURES.    In 1999, we substantially completed a program to divest certain non-core assets. There can be no assurance that, having divested such non-core operations, we will be able to achieve greater (or any) profitability, strengthen our core operations or compete more effectively in our existing markets. In 2001, we sold our Florida health plan. In addition, we continue to evaluate the profitability realized or likely to be realized by our existing businesses and operations, and we are reviewing from a strategic standpoint which, if any, of our businesses or operations should be divested. Entering into, evaluating or consummating divestiture transactions may entail risks and uncertainties in addition to those which may result from the divestiture-related change in our business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges, or post-transaction administrative costs or could otherwise have a material adverse effect on our business, financial condition or results of operations. See "Divestitures and Other Investments."

        MANAGEMENT OF GROWTH.    We have made large acquisitions from time to time, including our acquisition of Health Net of the Northeast, Inc. (formerly Physicians Health Services, Inc.), and continue to explore acquisition opportunities. Failure to effectively integrate acquired operations could result in increased administrative costs or customer confusion or dissatisfaction. We also may not be able to manage acquisition-related growth effectively if, among other potential difficulties, we are unable to continue to develop processes and systems to support growing operations.

        STOCK MARKET.    Recently, the market prices of the securities of certain of the publicly-held companies in the industry in which we operate have shown volatility and sensitivity in response to many factors, including public communications regarding managed care, legislative or regulatory actions, litigation or threatened litigation, health care cost trends, pricing trends, competition, earning or membership reports of particular industry participants, and acquisition activity. There can be no assurances regarding the level or stability of our share price at any time or the impact of these or any other factors on our stock price.

        DISASTER RECOVERY.    We are in the process of updating our disaster recovery plans including maintaining fully redundant systems for our operations at an alternate site. Before these plans are fully updated, a disaster such as fire, flood, earthquake, tornado, power loss, virus, telecommunications failure, break-in or similar event could severely damage or interrupt our systems and operations, result in loss of data, and/or delay or impair our ability to service our members and providers. Even after the plans are updated, there can be no assurance that such adverse effects will not occur in the event of a disaster. Due to the limited availability of electricity in California this past year, where a substantial part of our operations are located, certain of our locations in that state have experienced sporadic periods of electricity outages. A substantial or sustained interruption in the power supplied to our facilities and systems in California or elsewhere could significantly and negatively impact our ability to conduct our business. Any such disaster, power loss or similar event could have a material adverse effect on our business, financial condition and results of operations.

        TERRORIST AND OTHER MALICIOUS ACTIVITY.    We are in the process of updating and implementing our procedures for dealing with potential terrorist related activity such as the September 11, 2001 attack, recent anthrax cases and other potential future events involving malicious activity. Even after we update our procedures, there can be no assurance that such events will not occur or that such events will not materially or negatively affect the Company, including through adverse effects on general economic conditions, industry- and company- specific economic conditions, the price and availability of products or services, the availability or morale of employees, our operations and or its facilities, or the demand for our products and services.

ITEM 2. PROPERTIES

        We lease office space for our principal executive offices in Woodland Hills, California and our offices in Rancho Cordova, California. Our executive offices, comprising approximately 115,000 square feet, are occupied under a lease expiring December 31, 2004. A significant portion of our California HMO operations are also housed in Woodland Hills, in a separate, 325,000 square foot leased facility. This new, two-building facility was occupied at the end of 2001, under a lease that expires December 31, 2011. Combined rent for our Woodland Hills facilities was approximately $12.1 million in 2001.

        We also lease an aggregate of approximately 410,000 square feet of office space in Rancho Cordova, California. Our aggregate rent obligations under these leases were approximately $6.6 million in 2001. These leases expire at various dates through January 2003. The Rancho Cordova facilities house certain operations of our California HMO and our Government Contracts/Specialty Services segment. We also lease a total of approximately 250,000 square feet of office space in Irvine, California and San Rafael, California for certain specialty services operations.

        In addition to the office space referenced above, we lease approximately 120 sites in 22 states, totaling roughly 1.47 million square feet of space.

        We also own facilities comprising, in the aggregate, approximately 850,000 square feet of space. These facilities include headquarters for our health plan subsidiaries in Arizona and Connecticut, as well as a data processing facility in Rancho Cordova, California.

        We believe that our ownership and rental costs are consistent with those associated with similar space in the applicable local areas. Our properties are well maintained, adequately meet our needs and are being utilized for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS

SUPERIOR NATIONAL INSURANCE GROUP, INC.

        We and our former wholly-owned subsidiary, Foundation Health Corporation (FHC), which merged into Health Net, Inc. in January 2001, were named in an adversary proceeding, Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc. (M&R), filed on April 28, 2000, in the United States Bankruptcy Court for the Central District of California, case number SV00-14099GM. The lawsuit relates to the 1998 sale of Business Insurance Group, Inc. (BIG), a holding company of workers' compensation companies operating primarily in California, by FHC to Superior National Insurance Group, Inc. (Superior).

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

FPA MEDICAL MANAGEMENT, INC.

        Since May 1998, several complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. (FPA) at various times between February 3, 1997 and May 15, 1998. The complaints name as defendants FPA, certain of FPA's auditors, us and certain of our former officers. The complaints allege that we and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between us and FPA, about FPA's business and about our 1997 sale of FPA common stock held by us. All claims against our former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. In early 2000, we filed a motion to dismiss all claims asserted against us in the consolidated federal class actions but have not formally responded to the other complaints. That motion has been withdrawn without prejudice and the consolidated federal class actions have been stayed pending resolution of matters in a related case in which we are not a party. We intend to vigorously defend the actions.

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

        We filed a motion to dismiss the lead subscriber track case, Romero v. Foundation Health Systems, Inc., and on June 12, 2001, the court entered an order dismissing all claims in that suit brought against us with leave for the plaintiffs to re-file an amended complaint. On this same date, the court stayed discovery until after the court rules upon motions to dismiss the amended complaints and any motions to compel arbitration. On June 29, 2001, the plaintiffs in Romero filed a third amended class action complaint which re-alleges causes of action under RICO, ERISA, common law civil conspiracy and common law unjust enrichment. The third amended class action complaint seeks unspecified compensatory and treble damages and equitable relief. On July 24, 2001, the court heard oral argument on class certification issues. On August 13, 2001, we filed a motion to dismiss the third amended complaint in Romero. On February 20, 2002, the court ruled on our motion to dismiss the third amended complaint in Romero. The court dismissed all claims against us except one ERISA claim. The court further ordered that plaintiffs may file amended complaints no later than March 20, 2002, but that no new plaintiffs or claims will be permitted without prior leave of the court. Both plaintiffs and defendants have filed motions for reconsideration relating to various parts of the court's dismissal order.

Provider Track

        The provider track includes the following actions involving us: Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on August 17, 2000 as an amendment to a suit filed in the Southern District of Mississippi), California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. (filed in the Northern District of California in May 2000), Klay v. Prudential Ins. Co. of America, et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on February 22, 2001 as an amendment to a case filed in the Northern District of California), Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), and Lynch v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001).

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

        On September 22, 2000, we filed a motion to dismiss, or in the alternative to compel arbitration, in Shane. On December 11, 2000, the court granted in part and denied in part our motion to compel arbitration. Under the court's December arbitration order, plaintiff Dennis Breen, the single named plaintiff to allege a direct contractual relationship with us in the August complaint, was compelled to arbitrate his direct claims against us. We filed an appeal in the United States Court of Appeals for the 11th Circuit seeking to overturn the portion of the district court's December ruling that did not order certain claims to arbitration. On April 26, 2001, the court modified its December arbitration order and is now retaining jurisdiction over certain direct claims of plaintiff Breen relating to a single contract. On March 2, 2001, the District Court for the Southern District of Florida issued an order in Shane granting the dismissal of certain claims with prejudice and the dismissal of certain other claims without prejudice, and denying the dismissal of certain claims.

        On March 26, 2001, a consolidated amended complaint was filed in Shane against managed care companies, including us. This consolidated complaint adds new plaintiffs, including Leonard Klay and the California Medical Association (who, as set forth below, had previously filed claims against the Company), and has, in addition to revising the pleadings of the original claims, added a claim under the California Business and Professions Code. On May 1, 2001, we filed a motion to compel arbitration in Shane of the claims of all individual plaintiffs that allege to have treated persons insured by us. On that same date, we filed a motion to dismiss this action. Preliminary discovery and briefing regarding the plaintiffs' motion for class certification has taken place. On May 7, 2001, the court heard oral argument on class certification issues in Shane. On May 9, 2001, the court entered a scheduling order permitting further discovery. On May 14, 2001, Health Net joined in a motion for stay of proceedings in Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (00-1334-MD) in the United States District Court for the Southern District of Florida pending appeal in the 11th Circuit Court of Appeals. On June 17, 2001, the district court stayed discovery until after the district court rules upon motions to dismiss and motions to compel arbitration. This order staying discovery also applies to other actions transferred to the district court by the Judicial Panel on Multidistrict Litigation, namely California Medical Association v. Blue Cross of California, Inc. et al., Klay v. Prudential Ins. Co. of

America, et al., Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc., and Lynch v. Physicians Health Services of Connecticut, Inc. On June 25, 2001, the 11th Circuit Court of Appeals entered an order staying proceedings in the district court pending resolution of the appeals relating to the district court's ruling on motions to compel arbitration. On March 14, 2002, the 11th Circuit affirmed the district court's ruling on motions to compel arbitration.

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

        The CSMS case was originally brought in Connecticut state court against Physicians Health Services of Connecticut, Inc. ("PHS-CT") alleging violations of the Connecticut Unfair Trade Practices Act. The complaint alleges that PHS-CT engaged in conduct that was designed to delay, deny, impede and reduce lawful reimbursement to physicians who rendered medically necessary health care services to PHS-CT health plan members. The complaint, which is similar to others filed against us and other managed care companies, seeks declaratory and injunctive relief. On March 13, 2001, the Company removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the District Court of Connecticut consolidated this action and Lynch v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint.

        The Lynch case was also originally filed in Connecticut state court. This case was purportedly brought on behalf of physician members of the Connecticut State Medical Society who provide health care services to PHS-CT health plan members pursuant to provider service contracts. The complaint alleges that PHS-CT engaged in improper, unfair and deceptive practices by denying, impeding and/or delaying lawful reimbursement to physicians. The complaint, similar to the complaint referred to above filed against PHS-CT on the same day by the Connecticut State Medical Society, seeks declaratory and injunctive relief and damages. On March 13, 2001, we removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the District Court of Connecticut consolidated this action and CSMS v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint.

        As noted above, on June 17, 2001, the district court entered an order which applies to the Shane, CMA, Klay, CSMS and Lynch actions and stays discovery until after the court rules upon motions to dismiss and motions to compel arbitration.

MISCELLANEOUS PROCEEDINGS

        We and certain of our subsidiaries are also parties to various other legal proceedings, many of which involve claims for coverage encountered in the ordinary course of our business. Based in part on advice from our litigation counsel and upon information presently available, we are of the opinion that the final outcome of all such proceedings should not have a material adverse effect upon our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders of the Company, either through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The following table sets forth the high and low sales prices of the Company's Class A Common Stock, par value $.001 per share (the "Class A Common Stock"), on The New York Stock Exchange, Inc. ("NYSE") since January 3, 2000.

	HIGH*		LOW*
Calendar Quarter—2000
First Quarter	11	11/16	7	5/8
Second Quarter	14	11/16	7	11/16
Third Quarter	18	9/16	13	1/4
Fourth Quarter	26	15/16	15	9/16
Calendar Quarter—2001
First Quarter	26.19		17.42
Second Quarter	21.91		16.35
Third Quarter	19.72		16.00
Fourth Quarter	23.99		18.50
Calendar Quarter—2002
First Quarter (through March 14, 2002)	25.74		20.55

*
The NYSE converted from fractional quotations of the Company's stock price to decimal quotations beginning in January 2001.

        On March 14, 2002, the last reported sales price per share of the Class A Common Stock was $25.60 per share.

DIVIDENDS

        We have paid no dividends on the Class A Common Stock during the preceding two fiscal years. We have no present intention of paying any dividends on the Class A Common Stock.

        We are a holding company and, therefore, our ability to pay dividends depends on distributions received from our subsidiaries, which are subject to regulatory net worth requirements and additional state regulations which may restrict the declaration of dividends by HMOs, insurance companies and licensed managed health care plans. The payment of any dividend is at the discretion of our Board of Directors and depends upon our earnings, financial position, capital requirements and such other factors as our Board of Directors deems relevant.

        Under our credit agreements with Bank of America, N.A., as agent, we cannot declare or pay cash dividends to our stockholders or purchase, redeem or otherwise acquire shares of our capital stock or warrants, rights or options to acquire such shares for cash except to the extent permitted under the credit agreements, which are described elsewhere in this Annual Report.

HOLDERS

        As of March 14, 2002, there were approximately 1,600 holders of record of Class A Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this Item 6 is set forth in the Company's 2001 Annual Report to Stockholders on page 2, and is incorporated herein by reference and made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this Item 7 is set forth in the Company's 2001 Annual Report to Stockholders on pages 19 through 29, and is incorporated herein by reference and made a part hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this Item 7A is set forth in the Company's 2001 Annual Report to Stockholders on pages 29 and 30, and is incorporated herein by reference and made a part hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item 8 is incorporated herein by reference to the Company's 2001 Annual Report to Stockholders and made a part hereof as follows: (1) the consolidated financial statements of Health Net, Inc. and subsidiaries on pages 32 through 57 of the Company's 2001 Annual Report to Stockholders are so incorporated by reference and made a part hereof and (2) the Report of Independent Auditors on page 31 of the Company's 2001 Annual Report to Stockholders is so incorporated by reference and made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2001. Such information is incorporated herein by reference and made a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2001. Such information is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2001. Such information is incorporated herein by reference and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2001. Such information is incorporated herein by reference and made a part hereof.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

1. FINANCIAL STATEMENTS

        The following consolidated financial statements are incorporated by reference into this Annual Report on Form 10-K from pages 31 through 57 of the Company's 2001 Annual Report to Stockholders:

  Report of Deloitte & Touche LLP

  Consolidated balance sheets as of December 31, 2001 and 2000

  Consolidated statements of operations for each of the three years in the period ended December 31, 2001

  Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 2001

  Consolidated statements of cash flows for each of the three years in the period ended December 31, 2001

  Notes to consolidated financial statements

2. FINANCIAL STATEMENT SCHEDULE

        The following financial statement schedules and accompanying report thereon are filed as a part of this Annual Report on Form 10-K:

  Report of Deloitte & Touche LLP

  Schedule I—Condensed Financial Information of Registrant (Parent Company Only)

  Schedule II—Valuation and Qualifying Accounts and Reserves

        All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto which are incorporated by reference into this Annual Report on Form 10-K from the Company's 2001 Annual Report to Stockholders.

3. EXHIBITS

        The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated October 1, 1996, by and among Health Systems International, Inc., FH Acquisition Corp. and Foundation Health Corporation (filed as Exhibit 2.5 to the Company's Registration Statement on Form S-4 (File No. 333-19273) on January 6, 1997 and incorporated herein by reference).
3.1
Fifth Amended and Restated Certificate of Incorporation of Health Net, Inc.(filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).
+3.2	Eighth Amended and Restated Bylaws of Health Net, Inc., a copy of which is filed herewith.

4.1
Form of Class A Common Stock Certificate (included as Exhibit 4.2 to the Company's Registration Statements on Forms S-1 and S-4 (File Nos. 33-72892 and 33-72892-01, respectively) on December 9, 1993 and incorporated herein by reference).
4.2
Rights Agreement dated as of June 1, 1996 by and between Heath Systems International, Inc. and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File No. 1-12718) on July 16, 1996 and incorporated herein by reference).
4.3
Amendment, dated as of October 1, 1996, to the Rights Agreement, by and between Health Systems International, Inc. and Harris Trust and Savings Bank (filed as Exhibit 2 to the Company's Registration Statement on Form 8-A/A (Amendment No. 1)(File No. 1-12718) on May 9, 2001 and incorporated herein by reference).
4.4
Second Amendment to Rights Agreement, dated as of May 3, 2001, by and among Health Net, Inc., Harris Trust and Savings Bank and Computershare Investor Services, L.L.C. (filed as Exhibit 3 to the Company's Registration Statement on Form 8-A/A (Amendment No. 2) (File No. 1-12718) on May 9, 2001 and incorporated herein by reference).
*10.1
Employment Letter Agreement between Foundation Health Systems, Inc. and Karin D. Mayhew dated January 22, 1999 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-12718) and incorporated herein by reference).
*10.2
Letter Agreement dated June 25, 1998 between B. Curtis Westen and Foundation Heath Systems, Inc. (filed as Exhibit 10.73 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12718) and incorporated herein by reference).
*10.3
Employment Letter Agreement dated July 3, 1996 between Jay M. Gellert and Health Systems International, Inc. (filed as Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-12718) and incorporated herein by reference).
*10.4
Amended Letter Agreement between Foundation Health Systems, Inc. and Jay M. Gellert dated as of August 22, 1997 (filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12718) and incorporated herein by reference).
*10.5
Letter Agreement between Foundation Health Systems, Inc. and Jay M. Gellert dated as of March 2, 2000 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12718) and incorporated herein by reference).
*10.6
Employment Letter Agreement between Managed Health Network and Jeffrey J. Bairstow dated as of January 29, 1998 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12718) and incorporated herein by reference).
*10.7
Employment Letter Agreement between Foundation Health Systems, Inc. and Steven P. Erwin dated March 11, 1998 (filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12718) and incorporated herein by reference).
*10.8
Employment Letter Agreement between Foundation Health Corporation and Gary S. Velasquez dated May 1, 1996 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.9
Employment Letter Agreement between Foundation Health Systems, Inc. and Cora Tellez dated November 16, 1998 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).
*10.10
Employment Letter Agreement between Health Net, Inc. and Timothy J. Moore, M.D. dated March 12, 2001 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-12718) and incorporated herein by reference).
+*10.11	Employment Letter Agreement between Health Net, Inc. and Marvin P. Rich dated January 25, 2002, a copy of which is filed herewith.
+*10.12	Separation, Waiver and Release Agreement between Health Net, Inc. and Steven P. Erwin dated March 15, 2002, a copy of which is filed herewith.
*10.13
Form of Severance Payment Agreement dated December 4, 1998 by and between Foundation Health Systems, Inc. and various of its executive officers (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).
*10.14
Form of Agreement amending Severance Payment Agreement by and between Health Net, Inc. and various of its executive officers (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
*10.15
Foundation Health Systems, Inc. Deferred Compensation Plan (filed as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).
*10.16
Foundation Health Systems, Inc. Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).
*10.17
Foundation Health Systems, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).
*10.18
Amendment to Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
*10.19
Foundation Health Systems, Inc. 1997 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference.
*10.20	Amendment to 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
*10.21
Foundation Health Systems, Inc. 1998 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12718) and incorporated herein by reference.

*10.22
Amendments to Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
*10.23
Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524) on November 18, 1994 and incorporated herein by reference).
*10.24
Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).
+*10.25	Health Net, Inc. Employee Stock Purchase Plan, as amended and restated as of January 1, 2002, a copy of which is filed herewith.
*10.26
Foundation Health Systems, Inc. Executive Officer Incentive Plan (filed as Annex A to the Company's definitive proxy statement on March 31, 2000 (File No. 1-12718) and incorporated herein by reference).
*10.27	Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
*10.28
Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).
*10.29
Managed Health Network, Inc. Incentive Stock Option Plan (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).
*10.30
Managed Health Network, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.9 to the Company's Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).
*10.31
1990 Stock Option Plan of Foundation Health Corporation (as amended and restated effective April 20, 1994) (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).
*10.32
Foundation Health Corporation Directors Retirement Plan (filed as Exhibit 10.96 to Foundation Health Corporation's Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-10540) and incorporated herein by reference).
*10.33
Amended and Restated Deferred -Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation's Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).
*10.34
Foundation Health Corporation Supplemental Executive Retirement Plan (As Amended and Restated effective April 25, 1995) (filed as Exhibit 10.100 to Foundation Health Corporation's Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.35
Foundation Health Corporation Executive Retiree Medical Plan (As amended and restated effective April 25, 1995) (filed as Exhibit 10.101 to Foundation Health Corporation's Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).
10.36
Five-Year Credit Agreement dated as of June 28, 2001 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender (filed as Exhibit 10.34 to the Company's Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).
10.37
364-Day Credit Agreement dated as of June 28, 2001 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.35 to the Company's Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).
+10.38	First Amendment to Office Lease, dated May 14, 2001, between Health Net (a California corporation) and LNR Warner Center, LLC, a copy of which is filed herewith.
10.39
Lease Agreement between HAS-First Associates and Foundation Health Corporation dated August 1, 1998 and form of amendment thereto (filed as Exhibit 10.20 to Foundation Health Corporation's Registration Statement on Form S-1 (File No. 33-34963) on May 17, 1990 and incorporated herein by reference).
10.40
Office Lease dated September 20, 2000 by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).
10.41
Purchase Agreement dated as of April 9, 2001, by and among the Company, JP Morgan, a division of Chase Securities Inc., Banc of America Securities LLC, Fleet Securities, Inc., Mizuho International plc, Salomon Smith Barney Inc. and Scotia Capital (USA) Inc. (filed as Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-12718) and incorporated herein by reference).
10.42
Stock Purchase Agreement dated January 19, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
10.43
Amendment to Stock Purchase Agreement dated February 2, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
10.44
Second Amendment to Stock Purchase Agreement dated February 8, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
10.45
Third Amendment to Stock Purchase Agreement dated February 16, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.46
Fourth Amendment to Stock Purchase Agreement dated February 28, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
10.47
Fifth Amendment to Stock Purchase Agreement dated May 1, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
10.48
Sixth Amendment to Stock Purchase Agreement dated June 4, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
10.49
Seventh Amendment to Stock Purchase Agreement dated June 29, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
11.1
Statement relative to computation of per share earnings of the Company (included in Exhibit 13.1 to this Annual Report on Form 10-K under Note 2 to the consolidated financial statements on pages 37 through 42 of Health Net, Inc.'s 2001 Annual Report to Stockholders.
+12.1	Statement relative to computation of ratio of earnings to fixed charges—consolidated basis, a copy of which is filed herewith.
+13.1	Selected portions of Health Net, Inc. 2001 Annual Report to Stockholders, a copy of which portions are filed herewith.
+21.1	Subsidiaries of the Company, a copy of which is filed herewith.
+23.1	Consent of Deloitte & Touche LLP, a copy of which is filed herewith.

*
Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

+
A copy of the exhibit is being filed with this Annual Report on Form 10-K.

(b)
Reports on Form 8-K

        No Current Reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2001.

INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Board of Directors and Stockholders of
Health Net, Inc.
Woodland Hills, California

        We have audited the consolidated financial statements of Health Net, Inc. (the "Company") as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 12, 2002; such financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Health Net, Inc., listed in Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 12, 2002

SUPPLEMENTAL SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$101,550	$16,251
Investments—available for sale	3,316	5,344
Other assets	10,190	12,950
Deferred taxes	—	50,530
Notes receivable due from subsidiaries	54,603	127,545
Due from subsidiaries	126,473	84,042

Total current assets	296,132	296,662

Property and equipment, net	43,707	57,349
Goodwill and other intangible assets, net	406,754	419,288
Investment in subsidiaries	1,607,264	1,540,673
Other noncurrent deferred taxes	54,918	30,160
Notes receivable due from subsidiaries	2,435	44,528
Other noncurrent assets	92,285	76,578

Total Assets	$2,503,495	$2,465,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Due to subsidiaries	$93,635	$171,435
Intercompany notes payable	35,052	124,883
Deferred taxes	24,732	—
Other current liabilities	114,786	106,122

Total current liabilities	268,205	402,440
Intercompany notes payable—long term	438,549	216,483
Revolving credit facility and capital leases	195,182	766,450
Senior notes payable	398,678	—
Other noncurrent liabilities	37,369	18,734

Total Liabilities	1,337,983	1,404,107

Commitments and contingencies
Stockholders' Equity:
Common stock and additional paid-in capital	662,867	649,292
Retained earnings	597,753	511,224
Common stock held in treasury, at cost	(95,831)	(95,831)
Accumulated other comprehensive gain (loss)	723	(3,554)

Total Stockholders' Equity	1,165,512	1,061,131

Total Liabilities and Stockholders' Equity	$2,503,495	$2,465,238

See accompanying note to condensed financial statements.

HEALTH NET, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Investment and other income	$10,827	$11,585	$11,766
Administrative service agreements	154,266	126,346	73,451

Total revenues	165,093	137,931	85,217
Expenses:
General and administrative	145,429	126,486	98,380
Amortization and depreciation	28,460	30,847	24,763
Interest	66,301	98,618	92,979
Net loss (gain) on sale of businesses and properties	71,724	409	(59,343)
Asset impairment and restructuring charges	13,217	—	2,057

Total expenses	325,131	256,360	158,836

Loss from continuing operations before income taxes and equity in net income of subsidiaries	(160,038)	(118,429)	(73,619)
Income tax benefit	59,214	43,819	27,239
Equity in net income of subsidiaries	187,353	238,233	189,658

Income from operations before effect of a change in accounting principle	86,529	163,623	143,278
Cumulative effect of a change in accounting principle, net of tax	—	—	(913)

Net income	$86,529	$163,623	$142,365

See accompanying note to condensed financial statements.

HEALTH NET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2001	2000	1999
Net Cash Flows from Operating Activities	$200,009	$98,574	$100,352

Cash Flows from Investing Activities:
Sales or maturities of investments	8,496	11,713	22,576
Purchases of investments	(5,108)	(9,121)	(11,715)
Net purchases of property and equipment	(11,762)	(32,312)	(1,939)
Other assets	(15,311)	(8,626)	(6,124)
Cash received from the sale of businesses, net of cash disposed	—	—	137,728

Net cash (used in) provided by investing activities	(23,685)	(38,346)	140,526

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and employee stock purchases	10,449	5,794	1,553
Proceeds from issuance of notes and other financing arrangements	601,076	250,000	220,000
Repayment of debt	(777,532)	(522,807)	(416,279)
Dividends received from subsidiaries	163,496	159,503	75,259
Capital contributions to subsidiaries	(88,514)	(45,525)	(105,411)

Net cash used in financing activities	(91,025)	(153,035)	(224,878)

Net increase (decrease) in cash and cash equivalents	85,299	(92,807)	16,000
Cash and cash equivalents, beginning of period	16,251	109,058	93,058

Cash and cash equivalents, end of period	$101,550	$16,251	$109,058

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Notes and stocks received on sale of businesses	26,000	—	22,909
Settlement of intercompany notes payable through dividends from subsidiaries	62,337	—	—
Settlement of intercompany notes receivable through capital contributions to subsidiaries	(55,063)	(33,000)	—

See accompanying note to condensed financial statements.

HEALTH NET, INC.

NOTE TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        Health Net, Inc.'s ("HNT") investment in subsidiaries is stated at cost plus equity in undistributed earnings (losses) of subsidiaries. HNT's share of net income (loss) of its unconsolidated subsidiaries is included in consolidated income using the equity method. This condensed financial information of registrant should be read in conjunction with the consolidated financial statements of Health Net, Inc. and subsidiaries.

        Effective January 1, 2001, HNT merged its wholly owned subsidiary, Foundation Health Corporation, with and into HNT, thereby terminating the separate existence of Foundation Health Corporation. As a result, condensed financial information of registrant (parent company only) as of December 31, 2000 and 1999 have been restated to reflect this merger.

SUPPLEMENTAL SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
HEALTH NET, INC.

(Amounts in thousands)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of period
2001:
Allowance for doubtful accounts:
Premiums receivable	$19,822	$3,573	$(8,106)	$(694)	$14,595
2000:
Allowance for doubtful accounts:
Premiums receivable	$21,937	$13,779	$(15,894)	—	$19,822
1999:
Allowance for doubtful accounts:
Premiums receivable	$28,522	$13,323	$(7,002)	$(12,906)	$21,937

(1)
Credited to asset accounts on the Consolidated Balance Sheets.

(2)
The amounts for 1999 and 2001 are the result of the sale of certain of our subsidiaries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC.
By:	/s/ MARVIN P. RICH Marvin P. Rich Executive Vice President, Finance and Operations
Date: March 18, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAY M. GELLERT Jay M. Gellert	President and Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2002
/s/ MARVIN P. RICH Marvin P. Rich	Executive Vice President, Finance and Operations (Principal Accounting and Financial Officer)	March 18, 2002
J. Thomas Bouchard	Director
/s/ GEORGE DEUKMEJIAN Gov. George Deukmejian	Director	March 18, 2002
/s/ THOMAS T. FARLEY Thomas T. Farley	Director	March 18, 2002
/s/ GALE S. FITZGERALD Gale S. Fitzgerald	Director	March 18, 2002
/s/ PATRICK FOLEY Patrick Foley	Director	March 18, 2002

/s/ ROGER F. GREAVES Roger F. Greaves	Director	March 18, 2002
/s/ RICHARD W. HANSELMAN Richard W. Hanselman	Director	March 18, 2002
/s/ RICHARD J. STEGEMEIER Richard J. Stegemeier	Director	March 18, 2002
/s/ RAYMOND S. TROUBH Raymond S. Troubh	Director	March 18, 2002
/s/ BRUCE G. WILLISON Bruce G. Willison	Director	March 18, 2002

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
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
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEPENDENT AUDITORS' REPORT ON SCHEDULES
HEALTH NET, INC. CONDENSED BALANCE SHEETS (Amounts in thousands)
HEALTH NET, INC. CONDENSED STATEMENTS OF OPERATIONS (Amounts in thousands)
HEALTH NET, INC. CONDENSED STATEMENTS OF CASH FLOWS (Amounts in thousands)
HEALTH NET, INC. NOTE TO CONDENSED FINANCIAL STATEMENTS
SUPPLEMENTAL SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES HEALTH NET, INC. (Amounts in thousands)
SIGNATURES