Form 10-Q
period 2002-03-31
HEALTH NET INC
filed 2002-05-15
CIK 916085

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        The number of shares outstanding of the registrant's Class A Common Stock as of May 8, 2002 was 125,542,295 (excluding 3,194,374 shares held as treasury stock) and no shares of Class B Common Stock were outstanding as of such date.

HEALTH NET, INC.
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEALTH NET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$688,215	$909,594
Investments—available for sale	957,576	856,560
Premiums receivable, net	167,904	183,824
Amounts receivable under government contracts	111,990	99,619
Reinsurance and other receivables	117,597	136,854
Deferred taxes	70,358	72,909
Other assets	85,072	82,583

Total current assets	2,198,712	2,341,943
Property and equipment, net	252,427	253,063
Goodwill, net	762,360	764,381
Other intangible assets, net	27,727	37,433
Deferred taxes	25,180	23,359
Other noncurrent assets	137,099	139,468

Total Assets	$3,403,505	$3,559,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Reserves for claims and other settlements	1,228,642	1,278,036
Unearned premiums	70,697	166,842
Amounts payable under government contracts	2,834	2,284
Accounts payable and other liabilities	317,287	308,364

Total current liabilities	1,619,460	1,755,526
Revolving credit facilities and capital leases	120,067	195,182
Senior notes payable	398,714	398,678
Other noncurrent liabilities	45,181	44,749

Total Liabilities	2,183,422	2,394,135

Commitments and contingencies
Stockholders' Equity:
Common stock and additional paid-in capital	672,364	662,867
Retained earnings	647,567	597,753
Treasury Class A common stock, at cost	(95,831)	(95,831)
Accumulated other comprehensive (loss) income	(4,017)	723

Total Stockholders' Equity	1,220,083	1,165,512

Total Liabilities and Stockholders' Equity	$3,403,505	$3,559,647

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	First Quarter Ended March 31,
	2002	2001
REVENUES
Health plan services premiums	$2,023,633	$2,074,699
Government contracts/Specialty services	429,567	388,090
Investment and other income	16,618	25,335

Total revenues	2,469,818	2,488,124

EXPENSES
Health plan services	1,709,158	1,767,394
Government contracts/Specialty services	316,552	273,035
Selling, general and administrative	327,814	339,578
Depreciation	13,478	16,972
Amortization	2,786	9,379
Interest	10,189	14,438

Total expenses	2,379,977	2,420,796
Income from operations before income taxes and cumulative effect of a change in accounting principle	89,841	67,328
Income tax provision	31,086	24,913

Income from operations before cumulative effect of a change in accounting principle	58,755	42,415

Cumulative effect of a change in accounting principle, net of tax	(8,941)	—

Net income	$49,814	$42,415

Basic earnings per share:
Income from operations	$0.47	$0.35
Cumulative effect of a change in accounting principle	(0.07)	—

Net	$0.40	$0.35

Diluted earnings per share:
Income from operations	$0.47	$0.34
Cumulative effect of a change in accounting principle	(0.07)	—

Net	$0.40	$0.34

Weighted average shares outstanding:
Basic	123,871	122,845
Diluted	126,101	125,283

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	First Quarter Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,814	42,415
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	16,264	26,351
Cumulative effect of a change in accounting principle	8,941	—
Other changes	1,195	631
Changes in assets and liabilities:
Premiums receivable and unearned premiums	(80,225)	(7,341)
Other assets	22,346	25,643
Amounts receivable/payable under government contracts	(11,821)	269,177
Reserves for claims and other settlements	(49,394)	5,209
Accounts payable and other liabilities	9,708	(45,215)

Net cash (used in) provided by operating activities	(33,172)	316,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales or maturities of investments	130,646	148,683
Purchases of investments	(240,491)	(139,911)
Net purchases of property and equipment	(11,953)	(9,850)
Other	1,634	(2,986)

Net cash used in investing activities	(120,164)	(4,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	7,072	3,150
Borrowings on credit facilities	50,000	100,026
Repayment of borrowings on credit facilities	(125,115)	(220,066)

Net cash used in financing activities	(68,043)	(116,890)

Net (decrease) increase in cash and cash equivalents	(221,379)	195,916
Cash and cash equivalents, beginning of period	909,594	1,046,735

Cash and cash equivalents, end of period	$688,215	$1,242,651

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

        We are responsible for the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results in accordance with GAAP. In accordance with GAAP, we make certain estimates and assumptions that affect the reported amounts. Actual results could differ from estimates. As these are condensed financial statements, one should also read our 2001 consolidated financial statements and notes included in our Form 10-K filed in March 2002.

        Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for the full year.

        Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 presentation. The reclassifications have no effect on net income or stockholders' equity as previously reported.

2. COMPREHENSIVE INCOME

        Our comprehensive income for the first quarter ended March 31 is as follows (amounts in thousands):

	2002	2001
Net income	$49,814	$42,415
Other comprehensive (loss) income, net of tax:
Net change in unrealized (depreciation) appreciation on investments available for sale	(4,740)	3,743

Comprehensive income	$45,074	$46,158

3. EARNINGS PER SHARE

        Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (all of which are comprised of stock options) outstanding during the periods presented. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method. There were 2,230,000 and 2,438,000 shares of dilutive common stock equivalents for the first quarter ended March 31, 2002 and 2001, respectively.

        Options to purchase an aggregate of 1,631,000 and 8,786,000 shares of common stock during the first quarter ended March 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock for each respective period.

4. SEGMENT INFORMATION

        Our segment information for the first quarter ended March 31, 2002 and 2001 is as follows (amounts in millions):

	Health Plan Services	Government Contracts/ Specialty Services	Total
First Quarter Ended March 31, 2002
Revenues from external sources	$2,023.6	$429.6	$2,453.2
Intersegment revenues	—	30.0	30.0
Segment profit	77.8	10.1	87.9
First Quarter Ended March 31, 2001
Revenues from external sources	$2,074.7	$388.1	$2,462.8
Intersegment revenues	—	14.9	14.9
Segment profit	56.4	4.1	60.5

        In January 2002, we changed our measure of segment profit or loss to better reflect management's view of the relative costs incurred proportionally by our two reportable segments. We made certain reclassifications to the 2001 amounts to conform to the 2002 presentation.

        A reconciliation of the total reportable segments' measures of profit to the Company's consolidated income before income taxes and cumulative effect of a change in accounting principle for the first quarter ended March 31, 2002 and 2001 is as follows (amounts in millions):

	First quarter ended March 31,
	2002	2001
Total segment profit	$87.9	$60.5
Losses from other corporate entities	(3.5)	(3.0)
Investment income	15.6	24.2
Interest expense	(10.2)	(14.4)

Income before income taxes and cumulative effect of a change in accounting principle as reported	$89.8	$67.3

5. ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

        As part of our ongoing selling, general and administrative expense reduction efforts, during the third quarter of 2001, we finalized a formal plan to reduce operating and administrative expenses for all business units within the Company (the 2001 Plan). In connection with the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative, financial and technology functions. We recorded pretax restructuring charges of $79.7 million during the third quarter ended September 30, 2001 (2001 Charge). Of the total 2001 Charge, approximately $49.5 million was expected to result in cash outlays, of which $27.7 million has been paid as of March 31, 2002. We plan to use cash flows from operations to fund the remaining payments.

SEVERANCE AND BENEFIT RELATED COSTS

        During the third quarter ended September 30, 2001, we recorded severance and benefit related costs of $43.3 million related to enterprise-wide staff reductions, which costs were included in the 2001 Charge. These reductions include the elimination of 1,517 positions throughout all functional groups, divisions and corporate offices within the Company. As of March 31, 2002, 1,084 positions have been eliminated and $25.9 million of the severance and benefit related costs have been paid out. We expect the remaining balance to be paid by September 30, 2002. It is anticipated that the elimination of the remaining 433 positions will be completed by September 30, 2002.

ASSET IMPAIRMENT COSTS

        Pursuant to Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" (SFAS No. 121), we evaluated the carrying value of certain long-lived assets that were affected by the 2001 Plan. The affected assets were primarily comprised of information technology systems and equipment, software development projects and leasehold improvements. We determined that the carrying value of these assets exceeded their estimated fair values. The fair values of these assets were determined based on market information available for similar assets. For certain of the assets, we determined that they had no continuing value to us due to our abandoning certain plans and projects in connection with our workforce reductions.

        Accordingly, we recorded asset impairment charges of $27.9 million consisting entirely of non-cash write-downs of equipment, building improvements and software application and development costs, which charges were included in the 2001 Charge. The carrying value of these assets were $8.5 million and $9.0 million as of March 31, 2002 and December 31, 2001, respectively.

        The asset impairment charges of $27.9 million consist of $10.8 million for write-downs of assets related to the consolidation of four data centers, including all computer platforms, networks and applications into a single processing facility; $16.3 million related to abandoned software applications and development projects resulting from the workforce reductions, migration of certain systems and investments to more robust technologies; and $0.8 million for write-downs of leasehold improvements.

REAL ESTATE LEASE TERMINATION COSTS

        The 2001 Charge included charges of $5.1 million related to termination of lease obligations and non-cancelable lease costs for excess office space resulting from streamlined operations and consolidation efforts. The remainder of the termination obligations will be paid during 2002 and throughout the respective lease terms.

OTHER COSTS

        The 2001 Charge included charges of $3.4 million related to costs associated with consolidating certain data center operations and systems and other activities which were completed and paid for in the first quarter ended March 31, 2002.

        The following tables summarize the charges we recorded in 2001 (amounts in millions):

		2001 Activity
	2001 Charges	Cash Payments	Non-cash	Balance at December 31, 2001
Severance and benefit related costs	$43.3	$(20.5)	$—	$22.8
Asset impairment costs	27.9	—	(27.9)	—
Real estate lease termination costs	5.1	(0.3)	—	4.8
Other costs	3.4	(0.4)	(2.3)	0.7

Total	$79.7	$(21.2)	$(30.2)	$28.3

		2002 Activity
	Balance at December 31, 2001	Cash Payments	Non-cash	Balance at March 31, 2002	Expected Future Cash Outlays
Severance and benefit related costs	$22.8	$(5.4)	$—	$17.4	$17.4
Real estate lease termination costs	4.8	(0.4)	—	4.4	4.4
Other costs	0.7	(0.7)	—	—	—

Total	$28.3	$(6.5)	$—	$21.8	$21.8

6. DIVESTITURES AND OTHER INVESTMENTS

        Effective August 1, 2001, we sold our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc., to Florida Health Plan Holdings II, L.L.C. In connection with the sale, we received approximately $49 million which consists of $23 million in cash and approximately $26 million in a secured six-year note bearing eight percent interest per annum. We also sold the corporate facility building used by our Florida health plan to DGE Properties, LLC for $15 million, payable by a secured five-year note bearing eight percent interest per annum. We estimated and recorded a $76.1 million pretax loss on the sales of our Florida health plan and the related corporate facility building during the second quarter ended June 30, 2001. As part of the Florida sale agreement and certain reinsurance and indemnification obligations of the Company, there will be a true up process that will take place during 2002 that could result in additional loss or gain which was not estimable as of March 31, 2002.

        The Florida health plan, excluding the $76.1 million loss on sale, had premium revenues of $150.8 million and a net loss of $1.9 million for the first quarter ended March 31, 2001. The effect of the suspension of the depreciation on the corporate facility building was immaterial for the first quarter ended March 31, 2001. At the date of sale, the Florida health plan had $41.5 million in net equity.

        Throughout 2000, 2001 and the first quarter ended March 31, 2002, we have provided funding in the amount of approximately $12.4 million in exchange for preferred stock and notes receivable from MedUnite, Inc., an independent company, funded and organized by seven major managed health care companies. MedUnite, Inc. is designed to provide online internet provider connectivity services including eligibility information, referrals, authorizations, claims submission and payment. The funded amounts are included in other noncurrent assets.

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

        We intend to defend ourselves vigorously in this litigation. Based in part on advice from our litigation counsel and upon information presently available, we are of the opinion that the final outcome of all such proceedings should not have a material effect upon our results of operations or financial condition.

FPA MEDICAL MANAGEMENT, INC.

        Since May 1998, several complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. (FPA) at various times between February 3, 1997 and May 15, 1998. The complaints name as defendants FPA, certain of FPA's auditors, us and certain of our former officers. The complaints allege that we and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between us and FPA, about FPA's business and about our 1997 sale of FPA common stock held by us. All claims against our former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. In early 2000, we filed a motion to dismiss all claims asserted against us in the consolidated federal class actions but have not formally responded to the other complaints. That motion has been withdrawn without prejudice and the consolidated federal class actions have been stayed pending resolution of matters in a related case in which we are not a party. We intend to vigorously defend the actions. Based in part on advice from our litigation counsel and upon information presently available, we are of the opinion that the final outcome of all such proceedings should not have a material effect upon our results of operations or financial condition.

STATE OF CONNECTICUT V. PHYSICIANS HEALTH SERVICES, INC.

        Physicians Health Services, Inc. (PHS), a subsidiary of ours, was sued on December 14, 1999 in the United States District Court in Connecticut by the Attorney General of Connecticut, Richard Blumenthal, acting on behalf of a group of state residents. The lawsuit was premised on ERISA, and alleged that PHS violated its duties under ERISA by managing its prescription drug formulary in a manner that served its own financial interest rather than those of plan beneficiaries. The suit sought to have PHS revamp its formulary system, and to provide patients with written denial notices and instructions on how to appeal. PHS filed a motion to dismiss which asserted that the state residents the Attorney General purported to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that his office lacked standing to bring the suit and that the allegations failed to state a claim under ERISA. On July 12, 2000, the court granted PHS' motion and dismissed the action. On March 27, 2002, the United States Court of Appeals for the Second Circuit affirmed the district court's dismissal of the action. We intend to vigorously defend the action. Based in part on advice from our litigation counsel and upon information presently available, we are of the opinion that the final outcome of all such proceedings should not have a material effect upon our results of operations or financial condition.

IN RE MANAGED CARE LITIGATION

        The Judicial Panel on Multidistrict Litigation has transferred various class action lawsuits against managed care companies, including us, to the United States District Court for the Southern District of Florida for coordinated or consolidated pretrial proceedings in In re Managed Care Litigation, MDL 1334. This proceeding is divided into two tracks, the subscriber track, which includes actions brought on behalf of health plan members, and the provider track, which includes suits brought on behalf of physicians. We intend to vigorously defend all actions in MDL 1334. Based in part on advice from our litigation counsel and upon information presently available, we are of the opinion that the final outcome of all such proceedings should not have a material effect upon our results of operations or financial condition.

  Subscriber Track

        The subscriber track includes the following actions involving us: Pay v. Foundation Health Systems, Inc. (filed in the Southern District of Mississippi on November 22, 1999), Romero v. Foundation Health Systems, Inc. (filed in the Southern District of Florida on June 23, 2000 as an amendment to a suit filed in the Southern District of Mississippi), State of Connecticut v. Physicians Health Services of Connecticut, Inc. (filed in the District of Connecticut on September 7, 2000), and Albert v. CIGNA Healthcare of Connecticut, Inc., et al. (including Physicians Health Services of Connecticut, Inc. and Foundation Health Systems, Inc.) (filed in the District of Connecticut on September 7, 2000). The Pay and Romero actions seek certification of nationwide class actions, unspecified damages and injunctive relief, and allege that cost containment measures used by our health maintenance organizations, preferred provider organizations and point-of-service health plans violate provisions of the federal Racketeer Influenced and Corrupt Organizations Act (RICO) and the federal Employee Retirement Income Security Act (ERISA). The Albert suit also alleges violations of ERISA and seeks certification of a nationwide class and unspecified damages and injunctive relief. The State of Connecticut action asserts claims against our subsidiary, Physicians Health Services of Connecticut, Inc., and us that are similar, if not identical, to those asserted in the previous lawsuit which, as discussed above, the United States Court of Appeals for the Second Circuit affirmed dismissal of on March 27, 2002.

        We filed a motion to dismiss the lead subscriber track case, Romero v. Foundation Health Systems, Inc., and on June 12, 2001, the court entered an order dismissing all claims in that suit brought against us with leave for the plaintiffs to re-file an amended complaint. On this same date, the court stayed discovery until after the court rules upon motions to dismiss the amended complaints and any motions to compel arbitration. On June 29, 2001, the plaintiffs in Romero filed a third amended class action complaint which re-alleges causes of action under RICO, ERISA, common law civil conspiracy and common law unjust enrichment. The third amended class action complaint seeks unspecified compensatory and treble damages and equitable relief. On July 24, 2001, the court heard oral argument on class certification issues. On August 13, 2001, we filed a motion to dismiss the third amended complaint in Romero. On February 20, 2002, the court ruled on our motion to dismiss the third amended complaint in Romero. The court dismissed all claims against us except one ERISA claim. The court further ordered that plaintiffs may file amended complaints, but that no new plaintiffs or claims will be permitted without prior leave of the court. Both plaintiffs and defendants have filed motions for reconsideration relating to various parts of the court's dismissal order. On March 25, 2002, the district court amended its February 20, 2002 dismissal order to include the following statement: "This Order involves a controlling question of law, namely, whether a managed-care subscriber who has not actually been denied care can state a claim under RICO, about which there is substantial ground for difference of opinion and an immediate appeal may materially advance the ultimate termination of this litigation." On April 5, 2002, we joined in a petition to the United States Court of Appeals for the Eleventh Circuit for permission to appeal the question certified by the district court, and on May 10, 2002 the Eleventh Circuit denied the petition.

        Based in part on advice from our litigation counsel and upon information presently available, we are of the opinion that the final outcome of all such proceedings should not have a material effect upon our results of operations or financial condition.

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

        On March 26, 2001, a consolidated amended complaint was filed in Shane against managed care companies, including us. This consolidated complaint adds new plaintiffs, including Leonard Klay and the California Medical Association (who, as set forth below, had previously filed claims against the Company), and has, in addition to revising the pleadings of the original claims, added a claim under the California Business and Professions Code. On May 1, 2001, we filed a motion to compel arbitration in Shane of the claims of all individual plaintiffs that allege to have treated persons insured by us. On that same date, we filed a motion to dismiss this action. Preliminary discovery and briefing regarding the plaintiffs' motion for class certification has taken place. On May 7, 2001, the court heard oral argument on class certification issues in Shane. On May 9, 2001, the court entered a scheduling order permitting further discovery. On May 14, 2001, Health Net joined in a motion for stay of proceedings in Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (00-1334-MD) in the United States District Court for the Southern District of Florida pending appeal in the 11th Circuit Court of Appeals. On June 17, 2001, the district court stayed discovery until after the district court rules upon motions to dismiss and motions to compel arbitration. This order staying discovery also applies to other actions transferred to the district court by the Judicial Panel on Multidistrict Litigation, namely California Medical Association v. Blue Cross of California, Inc. et al., Klay v. Prudential Ins. Co. of America, et al., Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc., and Lynch v. Physicians Health Services of Connecticut, Inc. On June 25, 2001, the 11th Circuit Court of Appeals entered an order staying proceedings in the district court pending resolution of the appeals relating to the district court's ruling on motions to compel arbitration. On March 14, 2002, the 11th Circuit affirmed the district court's ruling on motions to compel arbitration. On March 25, 2002, the plaintiffs filed with the Eleventh Circuit a motion for relief from the stay. We joined in an opposition to plaintiff's motion and joined a petition for rehearing of the arbitration issues before the entire Eleventh Circuit panel. Plaintiffs have opposed the petition for rehearing.

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

        Based in part on advice from our litigation counsel and upon information presently available, we are of the opinion that the final outcome of all such proceedings should not have a material effect upon our results of operations or financial condition.

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

8. CHANGES IN ACCOUNTING PRINCIPLES

        In July 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). Transition provisions that applied to business combinations completed before July 1, 2001, that were accounted for by the purchase method had no impact on us.

        Effective January 1, 2002, we adopted SFAS No. 142 which, among other things, eliminates amortization of goodwill and other intangibles with indefinite lives. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets. The impairment test follows a two-step approach. The first step determines if the goodwill is potentially impaired; the second step measures the amount of the impairment loss, if necessary. Under the first step, goodwill is considered potentially impaired if the value of the reporting unit is less than the reporting unit's carrying amount, including goodwill. Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of goodwill, as calculated. The fair value of goodwill is calculated by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit as if the reporting unit was purchased in a business combination and the purchase price was the fair value of the reporting unit.

        We identified the following six reporting units with goodwill within our businesses: Health Plans, Government Contracts, Managed Health Network (MHN), Dental & Vision, Subacute, and Employer and Occupational Service Group (EOSG). In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units upon adoption of this Standard. We also re-assessed the useful lives of our other intangible assets and determined that they properly reflect the estimated useful lives of these assets. As a result of these impairment tests, we identified goodwill impairment at our behavioral health subsidiary, MHN, and at our managed care and bill review unit, EOSG, in the amounts of $3.5 million and $5.4 million, respectively. Accordingly, we recorded an impairment charge of goodwill of $8.9 million, net of tax benefit of $0, which has been reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the first quarter ended March 31, 2002.

        Our measurement of fair value was based on utilization of both the income and market approaches to fair value determination. We used an independent third-party professional services firm with knowledge and experience in performing fair value measurements to assist us in the impairment testing and measurement process. The income approach was based on a discounted cash flow methodology. The discounted cash flow methodology is based upon converting expected cash flows to present value. Annual cash flows were estimated for each year of a defined multi-year period until the growth pattern becomes stable. The expected interim cash flows expected after the growth pattern becomes stable were calculated using an appropriate capitalization technique and then discounted. The market approach used a market valuation methodology which included the selection of companies engaged in a line (or lines) of business similar to the company to be valued, an analysis of the comparative operating results and future prospects of the company in relation to the guideline companies selected. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profiles of the company in comparison to the guideline companies. Methodologies for selecting guideline companies include the exchange methodology and the acquisition methodology. The exchange methodology is based upon transactions of minority-interests in publicly traded companies engaged in a line (or lines) of business similar to the company. The public companies selected are defined as guideline companies. The acquisition methodology involved analyzing the transaction involving similar companies that have been bought and sold in the public marketplace.

        We have not yet determined the date of when we will perform our future annual goodwill impairment tests.

        The following table illustrates the effect of adopting SFAS No. 142 on net income as previously reported (amounts in thousands, except per share data):

	First Quarter Ended March 31,
	2002	2001
Reported net income	$49,814	$42,415
Add back: Goodwill amortization (net of tax effect)	—	6,142

Adjusted net income	$49,814	$48,557

Basic earnings per share:
Reported net income	$0.40	$0.35
Add back: Goodwill amortization (net of tax effect)	—	0.05

Adjusted net income	$0.40	$0.40

Diluted earnings per share:
Reported net income	$0.40	$0.34
Add back: Goodwill amortization (net of tax effect)	—	0.05

Adjusted net income	$0.40	$0.39

        The changes in the carrying amount of goodwill by reportable segment are as follows (in millions):

	Health Plan Services	Government Contracts/ Specialty Services	Total
Balance at December 31, 2000	$741.7	$49.5	$791.2
Amortization	(25.8)	(1.8)	(27.6)
Other adjustments	0.8	—	0.8

Balance at December 31, 2001	716.7	47.7	764.4
Impairment losses	—	(8.9)	(8.9)
Reclassification from other intangible assets	6.9	—	6.9

Balance at March 31, 2002	$723.6	$38.8	$762.4

        As part of adopting SFAS No. 142, we transferred $6.9 million of other intangible assets to goodwill since they did not meet the new criteria for recognition apart from goodwill. These other intangible assets were acquired through our previous purchase transactions. In addition, other intangible assets as of March 31, 2002 decreased from December 31, 2001 due to removal of fully amortized intangible assets.

        The intangible assets that continue to be subject to amortization are as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
As of March 31, 2002:
Provider networks	$35.7	$(14.7)	$21.0	14-40
Employer groups	92.9	(87.2)	5.7	11-23
Other	1.5	(0.5)	1.0	1

	$130.1	$(102.4)	$27.7

As of December 31, 2001
Provider networks	$35.7	$(14.2)	$21.5	14-40
Employer groups	92.9	(85.2)	7.7	11-23
Other	29.0	(20.8)	8.2	40

	$157.6	$(120.2)	$37.4

        Estimated annual pretax amortization expense for other intangible assets for each of the next five years ended December 31 is as follows (in millions):

2002	$8.2
2003	2.4
2004	2.4
2005	2.4
2006	2.0

        Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and some provisions of Accounting Principles Board (APB) Opinion 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 sets new criteria for determining when an asset can be classified as held-for-sale as well as modifying the financial statement presentation requirements of operating losses from discontinued operations. The adoption of SFAS No. 144 had no effect on our consolidated financial position or results of operations.

9. SUBSEQUENT EVENT

        On May 2, 2002, we announced that our Company's Board of Directors has authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock. Share repurchases will be made under this repurchase program from time to time through open market purchases or through privately negotiated transactions.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Health Net, Inc. (formerly named Foundation Health Systems, Inc., together with its subsidiaries may be referred to herein as the Company, we, us or our) is an integrated managed care organization that administers the delivery of managed health care services. Through our subsidiaries, we offer group, individual, Medicaid and Medicare health maintenance organization (HMO), point of service (POS) and preferred provider organization (PPO) plans; government sponsored managed care plans; and managed care products related to administration and cost containment, behavioral health, dental, vision and pharmaceutical products and other services.

        We currently operate within two reportable segments: Health Plan Services and Government Contracts/Specialty Services. The Health Plan Services segment operates through its health plans in the following states: Arizona, California, Connecticut, New Jersey, New York, Oregon and Pennsylvania. For most of 2001, the Health Plan Services segment consisted of two regional divisions: Western Division (Arizona, California and Oregon) and Eastern Division (Connecticut, Florida, New Jersey, New York and Pennsylvania). During the fourth quarter of 2001, we decided that we would no longer view our health plan operations through these two regional divisions.

        Effective August 1, 2001, we completed the sale of our Florida health plan. The Florida health plan had approximately 166,000 members at the close of sale.

        We are one of the largest managed health care companies in the United States, with approximately 3.9 million at-risk and administrative services only (ASO) members in our Health Plan Services segment. We also own health and life insurance companies licensed to sell PPO, POS and indemnity products, as well as certain auxiliary non-health products such as life and accidental death and disability insurance in 35 states and the District of Columbia.

        The Government Contracts/Specialty Services segment administers large, multi-year managed care federal contracts for the United States Department of Defense's TRICARE program covering approximately 1.5 million eligible individuals under TRICARE. Certain components of these contracts, including administrative and assumption of health care risk, are subcontracted to affiliated and unrelated third parties. We have three TRICARE contracts that cover Alaska, Arkansas, California, Hawaii, Oklahoma, Oregon, Washington and parts of Arizona, Idaho, Louisiana and Texas. Through this segment, we also offer behavioral health, dental and vision services as well as employee and occupational services comprising managed care products related to bill review, administration and cost containment for hospitals, health plans and other entities.

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

        Our net income for the first quarter ended March 31, 2002 was $49.8 million, or $0.40 per basic and diluted share, compared to net income for the same period in 2001 of $42.4 million or $0.35 per basic share and $0.34 per diluted share.

        The table below and the discussions that follow summarize our financial performance for the first quarters ended March 31, 2002 and 2001.

	First Quarter Ended March 31,
	2002	2001
	(Amounts in thousands, except per member per month data)
REVENUES
Health plan services premiums	$2,023,633	$2,074,699
Government contracts/Specialty services	429,567	388,090
Investment and other income	16,618	25,335

Total revenues	2,469,818	2,488,124

EXPENSES
Health plan services	1,709,158	1,767,394
Government contracts/Specialty services	316,552	273,035
Selling, general and administrative	327,814	339,578
Depreciation	13,478	16,972
Amortization	2,786	9,379
Interest	10,189	14,438

Total expenses	2,379,977	2,420,796
Income from operations before income taxes and cumulative effect of a change in accounting principle	89,841	67,328
Income tax provision	31,086	24,913

Income from operations before cumulative effect of a change in accounting principle, net of tax	58,755	42,415

Cumulative effect of a change in accounting principle, net of tax	(8,941)	—

Net income	$49,814	$42,415

Health plan services medical care ratio (MCR)	84.5%	85.2%
Government contracts/Specialty services MCR	73.7%	70.4%
Administrative (SG&A + Depreciation) ratio	13.9%	14.5%
Health plan premiums per member per month (PMPM)	$174.35	$168.50
Health plan sevices PMPM	$147.26	$143.54

Enrollment Information

        The table below summarizes our enrollment information for the first quarter ended March 31, 2002 and 2001.

	March 31,
			Percent Change
	2002	2001
	(Enrollees in Thousands)
Health Plan Services:
Commercial	2,775	2,953	(6.0)%
Federal program	193	224	(13.8)%
State programs	815	691	17.9%

Continuing plans	3,783	3,868	(2.2)%
Discontinued plans	—	175	(100.0)%

Total Health Plan Services	3,783	4,043	(6.4)%

Government Contracts:
TRICARE PPO and Indemnity	467	556	(16.0)%
TRICARE HMO	991	907	9.3%

Total Government Contracts	1,458	1,463	—

ASO	75	80	(6.3)%

        Commercial membership decreased by 178,000 members or 6% at March 31, 2002 compared to the same period in 2001. The decrease in the commercial membership is primarily due to planned exits from unprofitable large employer group accounts as follows:

  •
  Net decrease in California of 49,000 members as a result of a 175,000 member decrease in our large group market partially offset by a 126,000 member increase in small group and individual markets. A membership decline in CalPERS accounted for 56,000 members of the decline in the large group market.

  •
  Decrease in Arizona of 142,000 members as a result of membership decrease in the large group market. The loss of the State of Arizona employer group accounted for 65,000 of this decline.

        During April 2002, CalPERS announced that we would no longer be one of the health insurance carriers available to its members. Effective January 1, 2003, we anticipate that the remaining 182,000 members from CalPERS will no longer be enrolled in any of our plans.

        We expect modest growth in the large group market for the remainder of 2002. Our primary growth areas are expected to be in small group and individual markets in 2002.

        Membership in the federal Medicare program decreased by 31,000 members or 14% at March 31, 2002 compared to the same period in 2001. The decrease in the federal Medicare program membership is primarily due to planned exits from unprofitable counties as follows:

  •
  Decrease in California of 12,000 members, including 8,000 CalPERS members who were not offered the Medicare product.

  •
  Decrease in Arizona of 12,000 members.

        Membership in the state programs (including Medicaid) increased by approximately 124,000 members or 18% at March 31, 2002 compared to the same period for 2001 primarily due to the following:

  •
  Increase in California of 98,000 members, primarily from the Healthy Families program. The Healthy Families program provides health insurance to children from low-income families.

  •
  Increase in Connecticut and New Jersey of 26,000 members.

        Discontinued plans in 2001 included plans in Colorado, Florida and Washington. We no longer had any members in these plans at March 31, 2002.

        Government contracts covered approximately 1.5 million eligible individuals under the TRICARE program at March 31, 2002 and 2001. Dependents of active-duty military personnel and retirees and their dependents are automatically eligible to receive benefits under the TRICARE program. Any changes in the enrollment reflect the timing of when the individuals become eligible.

Health Plan Services Premiums

        Health Plan Services premiums decreased $51.1 million or 3% for the first quarter ended March 31, 2002 compared to the same period in 2001 primarily due to the following:

  •
  Decrease in federal health program premiums of $116.6 million or 24% is due to a 28% decrease in member months from exiting certain unprofitable counties partially offset by a 4% increase in the premium yield, offset by,

  •
  Increase in commercial premiums of $30.8 million or 3% is from average commercial premium rate increases of 12% partially offset by a 9% decrease in member months. The decrease in member months is reflective of the enrollment decreases in Arizona and California as discussed in the "Enrollment Information" section above. Large group and small group premiums on a PMPM basis increased 14% and 12%, respectively, and

  •
  Increase in premiums from state health programs of $34.3 million or 16% is driven by a 16% increase in member months. Premium rates for the state health programs were essentially flat.

Government Contracts/Specialty Services Revenues

        Government Contracts/Specialty Services revenues increased by $41.5 million or 11% for the first quarter ended March 31, 2002 compared to the same period in 2001 primarily due to the following:

  •
  Increase in revenues of $62.6 million from TRICARE contracts from anticipated growth in base contract pricing of $34.4 million, increased revenue from change order activity of $21.4 million and risk sharing revenue from increased health care cost estimates of $6.8 million, offset by,

  •
  Decrease in revenues of $13.9 million from a change in the reimbursement methodology for TRICARE from managed care risk to an ASO basis, and

  •
  Decrease in revenues of $5.4 million from our bill review subsidiary due to a decrease in volume from loss of business.

Investment and Other Income

        Investment and other income decreased by $8.7 million or 34% for the first quarter ended March 31, 2002 compared to the same period in 2001. Investment income decreased due to declines in interest rates, which is reflective of the continued lowering of the interest rates by the Federal Reserve of an average of 325 basis points in the first quarter ended March 31, 2002 compared to the same period in 2001. In order to increase investment income, we began to reposition certain of our investable assets to those with longer durations within our regulated health plans.

Health Plan Services Costs and MCR

        Commercial and Medicare medical costs on PMPM basis increased by 12% and 5% for the first quarter ended March 31, 2002 compared to the same period in 2001, respectively. Medicaid medical costs on a PMPM basis remained relatively flat. The increase in the health care cost trend is primarily due to increases in hospital and physician costs from increased unit cost and utilization.

        Health Plan Services MCR decreased to 84.5% or by 1% for the first quarter ended March 31, 2002 compared to 85.2% for the same period in 2001 primarily due to pricing increases above the health care costs trend. Health Plan Services costs on a per member per month basis increased to $147.26 or by 2.6% for the first quarter ended March 31, 2002 compared to $143.54 for the same period in 2001. Health Plan Services premiums on a per member per month basis increased to $174.35 or by 3.5% for the first quarter ended March 31, 2002 compared to $168.50 for the same period in 2001 due to pricing increases.

Government Contracts/Specialty Services Costs and MCR

        Government Contracts/Specialty Services MCR increased to 73.7% in the first quarter ended March 31, 2002 compared to 70.4% for the same period in 2001. The increase is primarily due to the following:

  •
  Increase in costs of $43.5 million related to contract extensions of $22.4 million, change orders of $12.1 and risk sharing of $9.0 million, and

  •
  Increase in revenues of $41.5 million from a net increase in TRICARE revenue (see "Government Contracts/Specialty Services Revenues").

Selling, General and Administrative (SG&A) Expenses

        The administrative expense ratio (SG&A and depreciation as a percentage of Health Plan Services premiums and Government Contracts/Specialty Services revenues) decreased to 13.9% for the first quarter ended March 31, 2002 from 14.5% for the same period in 2001. This decrease was attributable to our ongoing efforts to control our SG&A costs including implementation of a restructuring plan in the third quarter of 2001. We expect the administrative expense ratio to further decline throughout 2002 as the restructuring plan is completed.

Amortization and Depreciation

        Amortization and depreciation expense decreased by $10.1 million or 38% for the first quarter ended March 31, 2002 from the same period in 2001 primarily due to the following:

  •
  Decrease in depreciation expense of $3.5 million due to asset impairments included in the restructuring charges recorded in the third quarter of 2001, and

  •
  Decrease in amortization expense of $6.6 million due to cessation of goodwill amortization as a result of adopting SFAS No. 142 effective January 1, 2002.

Interest Expense

        Interest expense decreased by $4.2 million or 30% for the first quarter ended March 31, 2002 compared to the same period in 2001 primarily due to the following:

  •
  A $75.1 million decrease in long-term debt from March 31, 2001, and

  •
  A lower average borrowing rate of 2.8% for the first quarter ended March 31, 2002 compared to the average borrowing rate of 7.5% for the same period in 2001, under the credit facility.

Income Tax Provision

        The effective income tax rate was 34.6% for the first quarter ended March 31, 2002 compared with 37.0% for the same period in 2001. The rate declined primarily due to the effect from cessation of goodwill amortization upon the adoption of SFAS No. 142.

        The effective tax rate of 34.6% differed from the statutory federal tax rate of 35.0% due primarily to state income taxes, tax-exempt investment income and examination settlements.

Cumulative Effect of a Change in Accounting Principle

        Effective January 1, 2002, we adopted SFAS No. 142 which, among other things, eliminates amortization of goodwill and other intangibles with indefinite lives. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets.

        We identified the following six reporting units with goodwill within our businesses: Health Plans, Government Contracts, Managed Health Network (MHN), Dental & Vision, Subacute and Employer and Occupational Service Group (EOSG). In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units upon adoption of this Standard. We used an independent third-party professional services firm with knowledge and experience in performing fair value measurements to assist us in the impairment testing and measurement process. As a result of these impairment tests, we identified goodwill impairment at our behavioral health subsidiary, MHN, and at our managed care and bill review unit, EOSG, in the amounts of $3.5 million and $5.4 million, respectively. Accordingly, we recorded an impairment charge of goodwill of $8.9 million, net of tax benefit of $0, which has been reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the first quarter ended March 31, 2002. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for more information on our goodwill. We have not yet determined the date of when we will perform our future annual goodwill impairment tests. Subsequent impairments, if any, would be classified as an operating expense on our Condensed Consolidated Statements of Operations.

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

        The Company's California HMO subsidiary contracts with providers in California primarily through capitation fee arrangements. The Company's other HMO subsidiaries contract with providers, to a lesser degree, in other areas through capitation fee arrangements. Under a capitation fee arrangement, the Company's subsidiary pays the provider a fixed amount per member on a regular basis and the provider accepts the risk of the frequency and cost of member utilization of services. The inability of providers to properly manage costs under capitation arrangements can result in financial instability of such providers. Any financial instability of capitated providers could lead to claims for unpaid health care against the Company's HMO subsidiaries, even though such subsidiaries have made their regular payments to the capitated providers. Depending on state law, the Company's HMO subsidiaries may or may not be liable for such claims. In California, the issue of whether HMOs are liable for unpaid provider claims has not been definitively settled. The California agency that until July 1, 1999 acted as regulator of HMOs, had issued a written statement to the effect that HMOs are not liable for such claims. However, there is currently ongoing litigation on the subject among providers and HMOs, including the Company's California HMO subsidiary.

        On June 2, 2001, the United States Senate passed legislation, sometimes referred to as "patients' rights" or "patients' bill of rights" legislation, that seeks, among other things, to hold health plans liable for claims regarding health care delivery and improper denial of care. The United States House of Representatives passed similar legislation on August 2, 2001. Congress will attempt to reconcile the two bills in a conference committee. Although, both bills provide for independent review of decisions regarding medical care, the bills differ on the circumstances under which lawsuits may be brought against managed care organizations and the scope of their liability. If patients' bill of rights legislation is enacted into law, we could be subject to significant additional litigation risk and regulatory compliance costs, which could be costly to us and could have a significant effect on our results of operations. Although we could attempt to mitigate our ultimate exposure to litigation and regulatory compliance costs through, among other things, increases in premiums, there can be no assurance that we would be able to mitigate or cover the costs stemming from litigation arising under patients' bill of rights legislation or the other costs that we could incur in connection with complying with patients' bill of rights legislation.

LIQUIDITY AND CAPITAL RESOURCES

        Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. We generally manage our aggregate regulated subsidiary capital against 150% Risk Based Capital (RBC) Company Action Levels, although RBC standards are not yet applicable to all of our regulated subsidiaries. Certain of our subsidiaries must maintain ratios of current assets to current liabilities pursuant to certain government contracts. We believe we are in compliance with these contractual and regulatory requirements in all material respects.

        We believe that cash from operations, existing working capital and lines of credit are adequate to fund existing obligations, introduce new products and services, and continue to develop health care-related businesses. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes, either through additional debt or equity, the sale of investment securities or otherwise, as appropriate.

        Our investment objective is to maintain safety and preservation of principal by investing in high-quality, investment grade securities while maintaining liquidity in each portfolio sufficient to meet our cash flow requirements and attaining the highest total return on invested funds.

        Government health care receivables are best estimates of payments that are ultimately collectible or payable. Since these amounts are subject to government audit, negotiation and appropriations, amounts ultimately collected may vary significantly from current estimates. Additionally, the timely collection of these receivables is also impacted by government audit and negotiation and could extend for periods beyond a year. Amounts receivable under government contracts were $112.0 million and $64.8 million as of March 31, 2002 and 2001, respectively.

Operating Cash Flows

        Net cash used in operating activities was $33.2 million for the first quarter ended March 31, 2002 compared to net cash provided by operating activities of $316.9 million for the same period in 2001. The decrease in operating cash flows of $350.1 million was due primarily to the following:

  •
  Increase in amounts receivable/payable under government contracts of $281.0 million primarily due to cash collection in January 2001 of $329 million of the outstanding TRICARE receivables as part of our global settlement. Of the $389 million global settlement, $60 million had been received in December 2000. The net settlement amount of $284 million, after paying vendors, providers and amounts owed back to the government, was applied to the continuing operating needs of the three TRICARE contracts and to reducing the outstanding balance of our, then, outstanding notes payable, and

  •
  Decrease in premiums receivable and unearned premiums of $72.9 million due to timing of cash receipts from Centers for Medicare and Medicaid Services (formerly known as HCFA).

        As part of our ongoing selling, general and administrative expense reduction efforts, during the third quarter of 2001, we finalized a formal plan to reduce operating and administrative expenses for all business units within the Company (the 2001 Plan). In connection with the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative, financial and technology functions. We recorded pretax restructuring charges of $79.7 million during the third quarter ended September 30, 2001 (2001 Charge). Of the total 2001 Charge, approximately $49.5 million was expected to result in cash outlays. We plan to use cash flows from operations to fund these payments. As of March 31, 2002, we paid $27.7 million, of which $6.5 million was paid in the first quarter ended March 31, 2002. We intend to pay the remaining $21.8 million by September 30, 2002.

Investing Activities

        Net cash used in investing activities was $120.2 million during the first quarter ended March 31, 2002 as compared to net cash used in investing activities of $4.1 million during the same period in 2001. This change was primarily due to an increase in purchases of investments available for sale. In order to increase investment income, we began to reposition certain of our investable assets to those with longer durations within our regulated health plans.

        Throughout 2000, 2001 and the first quarter ended March 31, 2002, we provided funding in the amount of approximately $12.4 million in exchange for preferred stock and notes receivable from

MedUnite, Inc., an independent company, funded and organized by seven major managed health care companies. MedUnite, Inc. is designed to provide on-line internet provider connectivity services including eligibility information, referrals, authorizations, claims submission and payment. The funded amounts are included in other noncurrent assets.

Financing Activities

        Net cash used in financing activities was $68.0 million during the first quarter ended March 31, 2002 as compared to $116.9 million during the same period in 2001. The change was due to a decrease in the repayment of funds previously drawn under our credit facilities.

        On May 2, 2002, we announced that our Company's Board of Directors has authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock. Share repurchases will be made under this repurchase program from time to time through open market purchases or through privately negotiated transactions. We plan to use cash flows from operations to fund any share repurchases.

        On April 12, 2001, we completed our offering of $400 million aggregate principal amount of 8.375 percent Senior Notes due in April 2011. The effective interest rate on the notes when all offering costs are taken into account and amortized over the term of the note is 8.54 percent per annum. The net proceeds of $395.1 million from the Senior Notes were used to repay outstanding borrowings under our then-existing revolving credit facility. On October 4, 2001, we completed an exchange offer for the Senior Notes in which the outstanding Senior Notes were exchanged for an equal aggregate principal amount of new 8.375 percent Senior Notes due 2011 that have been registered under the Securities Act of 1933, as amended.

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

        The credit agreements contain negative covenants, including financial covenants, that impose restrictions on our operations. As of March 31, 2002, we were in compliance with the covenants of the credit facilities. See "Item 5—Credit Agreements."

        We lease office space under various operating leases. In addition, we have entered into long-term service agreements with third parties. As of March 31, 2002, there are eight years remaining on these service agreements with minimum future commitments totaling $74.5 million. These lease and service agreements are cancelable with substantial penalties.

        Our future minimum lease and service fee commitments and scheduled principal repayments on the senior notes payable and capital leases are as follows (amounts in thousands):

	Future Minimum Lease and Service Fee Commitments	Senior Notes Payable and Capital Leases
2002 (excluding January—March)	$49,040	$396
2003	59,813	182
2004	51,481	—
2005	35,647	—
2006	30,164	195,000
Thereafter	119,970	400,000

Total minimum commitments	$346,115	$595,578

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principle areas requiring the use of estimates include revenue recognition, reserves for claims and other settlements, reserves for contingent liabilities, amounts receivable or payable under government contracts and recoverability of long-lived assets. Accordingly, we consider accounting policies on these areas to be critical in preparing our consolidated financial statements. A significant change in any one of these amounts may have a significant impact on our consolidated results of operations and financial condition. A more detailed description of the significant accounting policies that we use in preparing our financial statements is included in the notes to our consolidated financial statements.

Revenue Recognition

        Health plan services premiums include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts to provide care to enrolled Medicare recipients. Revenue is recognized in the month in which the related enrollees are entitled to health care services. Premiums collected in advance of the month in which enrollees are entitled to health care services are recorded as unearned premiums.

        Government contracts/Specialty services revenues are recognized in the month in which the eligible beneficiaries are entitled to health care services or in the month in which the administrative services are performed or the period that coverage for services is provided. Government contracts also contain cost and performance incentive provisions which adjust the contract price based on actual performance, and revenue under government contracts is subject to price adjustments attributable to inflation and other factors. The effects of these adjustments are recognized on a monthly basis, although the final determination of these amounts could extend significantly beyond the period during which the services were provided.

        From time to time, we make adjustments to our revenues based on retroactivity. These retroactivity adjustments reflect changes in the number of enrollees subsequent to when the revenue is billed. We estimate the amount of future retroactivity each period and accordingly adjust the billed revenue. The estimated adjustments are based on historical trends, premiums billed, the volume of contract renewal activity during the period and other information. We refine our estimates and methodologies as information on actual retroactivity becomes available.

        We also estimate the amount of uncollectible receivables to reflect allowances for doubtful accounts. The allowances for doubtful accounts are estimated based on creditworthiness of the customers, historical collection rates and the age of unpaid balances.

Health Care Services

        The cost of health care services is recognized in the period in which services are provided and includes an estimate of the cost of services which have been incurred but not yet reported. Such costs include payments to primary care physicians, specialists, hospitals, outpatient care facilities and the costs associated with managing the extent of such care. We estimate the amount of the provision for service costs incurred but not reported using standard actuarial methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for service costs incurred but not reported are made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. Such estimates are subject to the impact of changes in the regulatory environment and economic conditions. Given the inherent variability of such estimates, the actual liability could differ significantly from the amounts provided. While the ultimate amount of claims and losses paid are dependent on future developments, management is of the opinion that the recorded reserves are adequate to cover such costs. These liabilities are reduced by estimated amounts recoverable from third parties for subrogation.

        Our HMO in California generally contracts with various medical groups to provide professional care to certain of its members on a capitated, or fixed per member per month fee basis. Capitation contracts generally include a provision for stop-loss and non-capitated services for which we are liable. Professional capitated contracts also generally contain provisions for shared risk, whereby the Company and the medical groups share in the variance between actual costs and predetermined goals. Additionally, we contract with certain hospitals to provide hospital care to enrolled members on a capitation basis. Our HMOs in other states also contract with hospitals, physicians and other providers of health care, pursuant to discounted fee-for-service arrangements, hospital per diems, and case rates under which providers bill the HMOs for each individual service provided to enrollees.

        We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Significant factors that can lead to a change in our profitability estimates include margin assumptions, risk share terms and non-performance of a provider under a capitated agreement resulting in membership reverting to fee-for-service arrangements with other providers. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the loss is determined and are classified as Health Plan Services.

Reserves For Contingent Liabilities

        In the course of our operations, we are involved on a routine basis in various disputes with members, health care providers, and other entities, as well as audits by government agencies that relate to our services and/or business practices. In 1999, we and several of our competitors were named as defendants in a number of significant class action lawsuits alleging violations of various federal statutes, including the Employee Retirement Income Security Act of 1974 and the Racketeer Influenced Corrupt Organization Act.

        We recognize an estimated loss from such loss contingencies when we believe it is both probable that a loss will be incurred and that the amount of the loss can be reasonably estimated. Our loss estimates are based in part on advice from our litigation counsel, analysis of potential results and the stage of the proceedings, our relevant insurance coverage and any other relevant information available. While we are of the opinion that the final outcome of all proceedings should not have a material adverse effect upon our consolidated results of operations or financial condition, the ultimate outcome of these loss contingencies cannot be predicted with certainty and it is difficult to measure the actual loss that might be incurred.

Government Contracts

        Amounts receivable under government contracts are comprised primarily of estimated amounts receivable under these cost and performance incentive provisions, price adjustments, and change orders for services not originally specified in the contracts. These receivables develop as a result of TRICARE health care costs rising faster than the forecasted health care cost trends used in the original contract bids, data revisions on formal contract adjustments and routine contract changes for benefit adjustments.

        Amounts receivable or payable under government contracts are based on three TRICARE contracts in five regions which include both amounts billed and estimates for amounts to be received under cost and performance incentive provisions, price adjustments and change orders for services not originally specified in the contracts. Such estimates are determined based on information available as well as historical performance and collection of which could extend for periods beyond a year. Differences, which may be material, between the amounts estimated and final amounts collected are recorded in the period when determined.

Goodwill

        We assess the recoverability of goodwill on an annual impairment test based on the estimated fair value of the reporting units which comprise our Health Plan and Government Contracts/Specialty Services reportable segments. We assess the recoverability on a more frequent basis in cases where events and changes in circumstances would indicate that we might not recover the carrying value of goodwill. We are utilizing an implied fair value approach in performing our goodwill impairment tests based upon both an income and market approach. In the income approach, we use a discounted cash flow methodology which is based upon converting expected cash flows to present value. Annual cash flows are estimated for each year of a defined multi-year period until the growth pattern becomes stable. The interim cash flows expected after the growth pattern becomes stable are calculated using an appropriate capitalization technique and then discounted. The market approach is a general way of determining the value of a business using one or more methods that compare the reporting unit to similar businesses that have been sold. There are numerous assumptions and estimates underlying the determination of the estimated fair value of our reporting units including certain assumptions and estimates related to future earnings based on current and future initiatives. If these initiatives do not accomplish their targeted objectives, the assumptions and estimates underlying the transitional goodwill impairment tests performed upon adoption of SFAS No. 142 could be adversely affected and have a material effect upon our results of operations or financial condition.

Recoverability of Long-Lived Assets

        We periodically assess the recoverability of our long-lived assets including property and equipment and other long-term assets and investments where events and changes in circumstances would indicate that we might not recover the carrying value. The significant judgment required in our recoverability assessment is the determination of the estimated fair values of the long-lived assets. We make certain assumptions regarding estimated future cash flows from the long-lived assets, other economic factors and, if applicable, the eventual disposition of the long-lived assets. If the carrying value of these long-lived assets is deemed to be not recoverable, such assets are impaired and written down to their estimated fair values.

STATUTORY CAPITAL REQUIREMENTS

        Our subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations. We contributed $10.5 million in cash to certain of our subsidiaries to meet capital requirements during the first quarter ended March 31, 2002. As of March 31, 2002, our subsidiaries were in compliance with all minimum capital requirements. In April 2002, we did not make any capital contributions to our subsidiaries.

        Effective January 1, 2001, certain of the states in which our regulated subsidiaries operate adopted the codification of statutory accounting principles. This means that the amount of capital contributions required to meet risk-based capital and minimum capital requirements may change. Any reduction in the statutory surplus as a result of adopting the codification of statutory accounting principles may require us to contribute additional capital to our subsidiaries to satisfy minimum statutory net worth requirements. As of March 31, 2002, the adoption of the codification of statutory accounting principles did not have a material impact on the amount of capital contributions required to meet risk-based capital and other minimum capital requirements.

        Legislation has been or may be enacted in certain states in which our subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders.

        As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends which can be paid by our regulated company subsidiaries to us without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. We believe that as of March 31, 2002, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 (HIPAA)

        In December 2000, the Department of Health and Human Services (DHHS) promulgated regulations under HIPAA related to the privacy and security of electronically transmitted protected health information. The new regulations require health plans, clearinghouses and providers to (a) comply with various requirements and restrictions related to the use, storage and disclosure of protected health information, (b) adopt rigorous internal procedures to safeguard protected health information and (c) enter into specific written agreements with business associates to whom protected health information is disclosed. The regulations also establish significant criminal penalties and civil sanctions for noncompliance. In addition, the regulations could expose the Company to additional liability for, among other things, violations of the regulations by its business associates. The Company believes that the costs required to comply with these regulations under HIPAA will be significant and could have a material adverse impact on the Company's business or results of operations.

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

        We have several bond portfolios to fund reserves. The Company attempts to manage the interest rate risks related to its investment portfolios by actively managing the asset/liability duration of its investment portfolios. The overall goal for the investment portfolios is to provide a source of liquidity and support the ongoing operations of the Company's business units. The Company's philosophy is to actively manage assets to maximize total return over a multiple-year time horizon, subject to appropriate levels of risk. Each business unit has additional requirements with respect to liquidity, current income and contribution to surplus. The Company manages these risks by setting risk tolerances, targeting asset-class allocations, diversifying among assets and asset characteristics, and using performance measurement and reporting.

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

        We assumed a portfolio disposition period of 30 days with a confidence level of 95 percent for the 2002 computation of VAR. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $9.2 million as of March 31, 2002.

        Our calculated value-at-risk exposure represents an estimate of reasonably possible net losses that could be recognized on its investment portfolios assuming hypothetical movements in future market rates and are not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the Company's investment portfolios during the year. The Company, however, believes that any loss incurred would be substantially offset by the effects of interest rate movements on the Company's liabilities, since these liabilities are affected by many of the same factors that affect asset performance; that is, economic activity, inflation and interest rates, as well as regional and industry factors.

        In addition to the market risk associated with its investments, the Company has some interest rate market risk due to its floating rate borrowings. Notes payable, capital leases and other floating rate and fixed rate financing arrangements totaled $519 million as of March 31, 2002 with a related average interest rate of 7.2% (which interest rate is subject to change because of the varying interest rates that apply to borrowings under the credit facilities). See a description of the credit facilities under "Liquidity and Capital Resources."

        The floating rate borrowings are presumed to have equal book and fair values because the interest rates paid on these accounts are based on prevailing market rates. The fair value of our fixed rate borrowing as of March 31, 2002 was approximately $429 million which was based on bid quotations from third party data providers. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of March 31, 2002. These cash outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of March 31, 2002.

	2002	2003	2004	2005	2006	Thereafter	Total
Long-term floating rate borrowings:
Principal	$75.0	$—	$—	$—	$120.0	$—	$195.0
Interest	5.2	3.7	3.7	3.7	1.9	—	18.2

Cash outflow on long-term floating rate borrowings	$80.2	$3.7	$3.7	$3.7	$121.9	$—	$213.2

Fixed-rate borrowings:
Principal	$—	$—	$—	$—	$—	$400.0	$400.0
Interest	33.5	33.5	33.5	33.5	33.5	150.8	318.3

Cash outflow on fixed-rate borrowings	$33.5	$33.5	$33.5	$33.5	$33.5	$550.8	$718.3

Total cash outflow on all borrowings	$113.7	$37.2	$37.2	$37.2	$155.4	$550.8	$931.5

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

STATE OF CONNECTICUT V. PHYSICIANS HEALTH SERVICES, INC.

        Physicians Health Services, Inc. (PHS), a subsidiary of ours, was sued on December 14, 1999 in the United States District Court in Connecticut by the Attorney General of Connecticut, Richard Blumenthal, acting on behalf of a group of state residents. The lawsuit was premised on ERISA, and alleged that PHS violated its duties under ERISA by managing its prescription drug formulary in a manner that served its own financial interest rather than those of plan beneficiaries. The suit sought to have PHS revamp its formulary system, and to provide patients with written denial notices and instructions on how to appeal. PHS filed a motion to dismiss which asserted that the state residents the Attorney General purported to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that his office lacked standing to bring the suit and that the allegations failed to state a claim under ERISA. On July 12, 2000, the court granted PHS' motion and dismissed the action. On March 27, 2002, the United States Court of Appeals for the Second Circuit affirmed the district court's dismissal of the action. We intend to vigorously defend the action.

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

  Subscriber Track

        The subscriber track includes the following actions involving us: Pay v. Foundation Health Systems, Inc. (filed in the Southern District of Mississippi on November 22, 1999), Romero v. Foundation Health Systems, Inc. (filed in the Southern District of Florida on June 23, 2000 as an amendment to a suit filed in the Southern District of Mississippi), State of Connecticut v. Physicians Health Services of Connecticut, Inc. (filed in the District of Connecticut on September 7, 2000), and Albert v. CIGNA Healthcare of Connecticut, Inc., et al. (including Physicians Health Services of Connecticut, Inc. and Foundation Health Systems, Inc.) (filed in the District of Connecticut on September 7, 2000). The Pay and Romero actions seek certification of nationwide class actions, unspecified damages and injunctive relief, and allege that cost containment measures used by our health maintenance organizations, preferred provider organizations and point-of-service health plans violate provisions of the federal Racketeer Influenced and Corrupt Organizations Act (RICO) and the federal Employee Retirement Income Security Act (ERISA). The Albert suit also alleges violations of ERISA and seeks certification of a nationwide class and unspecified damages and injunctive relief. The State of Connecticut action asserts claims against our subsidiary, Physicians Health Services of Connecticut, Inc., and us that are similar, if not identical, to those asserted in the previous lawsuit which, as discussed above, the United States Court of Appeals for the Second Circuit affirmed dismissal of on March 27, 2002.

        We filed a motion to dismiss the lead subscriber track case, Romero v. Foundation Health Systems, Inc., and on June 12, 2001, the court entered an order dismissing all claims in that suit brought against us with leave for the plaintiffs to re-file an amended complaint. On this same date, the court stayed discovery until after the court rules upon motions to dismiss the amended complaints and any motions to compel arbitration. On June 29, 2001, the plaintiffs in Romero filed a third amended class action complaint which re-alleges causes of action under RICO, ERISA, common law civil conspiracy and common law unjust enrichment. The third amended class action complaint seeks unspecified compensatory and treble damages and equitable relief. On July 24, 2001, the court heard oral argument on class certification issues. On August 13, 2001, we filed a motion to dismiss the third amended complaint in Romero. On February 20, 2002, the court ruled on our motion to dismiss the third amended complaint in Romero. The court dismissed all claims against us except one ERISA claim. The court further ordered that plaintiffs may file amended complaints, but that no new plaintiffs or claims will be permitted without prior leave of the court. Both plaintiffs and defendants have filed motions for reconsideration relating to various parts of the court's dismissal order. On March 25, 2002, the district court amended its February 20, 2002 dismissal order to include the following statement: "This Order involves a controlling question of law, namely, whether a managed-care subscriber who has not actually been denied care can state a claim under RICO, about which there is substantial ground for difference of opinion and an immediate appeal may materially advance the ultimate termination of this litigation." On April 5, 2002, we joined in a petition to the United States Court of Appeals for the Eleventh Circuit for permission to appeal the question certified by the district court, and on May 10, 2002 the Eleventh Circuit denied the petition.

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

        On March 26, 2001, a consolidated amended complaint was filed in Shane against managed care companies, including us. This consolidated complaint adds new plaintiffs, including Leonard Klay and the California Medical Association (who, as set forth below, had previously filed claims against the

Company), and has, in addition to revising the pleadings of the original claims, added a claim under the California Business and Professions Code. On May 1, 2001, we filed a motion to compel arbitration in Shane of the claims of all individual plaintiffs that allege to have treated persons insured by us. On that same date, we filed a motion to dismiss this action. Preliminary discovery and briefing regarding the plaintiffs' motion for class certification has taken place. On May 7, 2001, the court heard oral argument on class certification issues in Shane. On May 9, 2001, the court entered a scheduling order permitting further discovery. On May 14, 2001, Health Net joined in a motion for stay of proceedings in Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (00-1334-MD) in the United States District Court for the Southern District of Florida pending appeal in the 11th Circuit Court of Appeals. On June 17, 2001, the district court stayed discovery until after the district court rules upon motions to dismiss and motions to compel arbitration. This order staying discovery also applies to other actions transferred to the district court by the Judicial Panel on Multidistrict Litigation, namely California Medical Association v. Blue Cross of California, Inc. et al., Klay v. Prudential Ins. Co. of America, et al., Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc., and Lynch v. Physicians Health Services of Connecticut, Inc. On June 25, 2001, the 11th Circuit Court of Appeals entered an order staying proceedings in the district court pending resolution of the appeals relating to the district court's ruling on motions to compel arbitration. On March 14, 2002, the 11th Circuit affirmed the district court's ruling on motions to compel arbitration. On March 25, 2002, the plaintiffs filed with the Eleventh Circuit a motion for relief from the stay. We joined in an opposition to plaintiff's motion and joined a petition for rehearing of the arbitration issues before the entire Eleventh Circuit panel. Plaintiffs have opposed the petition for rehearing.

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

        On May 2, 2002, we announced that our Company's Board of Directors has authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock. Share repurchases will be made under this repurchase program from time to time through open market purchases or through privately negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the first quarter ended March 31, 2002.

ITEM 5. OTHER INFORMATION

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

        CHANGE IN EXECUTIVE OFFICERS:    Effective January 28, 2002, Steven P. Erwin resigned as Executive Vice President and Chief Financial Officer of the Company (which office constituted the Principal Accounting and Financial Officer of the Company) and Marvin P. Rich was appointed in his place as Executive Vice President, Finance and Operations (which office now constitutes the Principal Accounting and Financial Officer of the Company). Effective April 15, 2002, Gary S. Velasquez resigned as President of Business Transformation & Innovation Services Division of the Company. Effective April 30, 2002, Cora Tellez resigned as President of Health Plans Division of the Company.

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

        The 2001 Charge also included asset impairment charges of $27.9 million consisting entirely of non-cash write downs of equipment, building improvements and software application and development costs; charges of $5.1 million related to the termination of lease obligations and non-cancelable lease costs for excess office space resulting from streamlined operations and consolidation efforts; and

charges of $3.4 million related to costs associated with consolidating certain information technology systems and functions and other activities. No changes to the 2001 Plan are expected.

        We plan on funding the expected future cash outlays with cash flows from operations. As of March 31, 2002, we paid $27.7 million, of which $6.5 million was paid in the first quarter ended March 31, 2002. We expect the 2001 Plan to be completed by September 30, 2002. As of March 31, 2002, 1,084 of the 1,517 positions have been eliminated. It is anticipated that elimination of the remaining 433 positions will be completed by September 30, 2002.

        Please refer to Part I of this Quarterly Report on Form 10-Q for additional information related to the 2001 charge.

        SHARE REPURCHASE PROGRAM.    On May 2, 2002, we announced that our Company's Board of Directors has authorized the Company to repurchase up to $250 million of the Company's Class A Common Stock. Share repurchases will be made under this repurchase program from time to time through open market purchases or through privately negotiated transactions.

POTENTIAL DIVESTITURES

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
3.2
Eighth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12718) and incorporated herein by reference).
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
10.1
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
10.4
Amended Letter Agreement between Foundation Health Systems, Inc. and Jay M. Gellert dated as of August 22, 1997 (filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12718) and incorporated herein by reference).

10.5
Letter Agreement between Foundation Health Systems, Inc. and Jay M. Gellert dated as of March 2, 2000 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12718) and incorporated herein by reference).
10.6
Employment Letter Agreement between Managed Health Network and Jeffrey J. Bairstow dated as of January 29, 1998 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12718) and incorporated herein by reference).
10.7
Employment Letter Agreement between Foundation Health Systems, Inc. and Steven P. Erwin dated March 11, 1998 (filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12718) and incorporated herein by reference).
10.8
Employment Letter Agreement between Foundation Health Corporation and Gary S. Velasquez dated May 1, 1996 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).
10.9
Employment Letter Agreement between Foundation Health Systems, Inc. and Cora Tellez dated November 16, 1998 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).
10.10
Employment Letter Agreement between Health Net, Inc. and Timothy J. Moore, M.D. dated March 12, 2001 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-12718) and incorporated herein by reference).
10.11
Employment Letter Agreement between Health Net, Inc. and Marvin P. Rich dated January 25, 2002 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).
10.12
Separation, Waiver and Release Agreement between Health Net, Inc. and Steven P. Erwin dated March 15, 2002 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference.
†10.13	Separation, Waiver and Release Agreement between Health Net, Inc. and Gary Velasquez dated April 11, 2002, a copy of which is filed herewith.
†10.14	Separation, Waiver and Release Agreement between Health Net, Inc. and Cora Tellez dated April 27, 2002, a copy of which is filed herewith.
10.15
Form of Severance Payment Agreement dated December 4, 1998 by and between Foundation Health Systems, Inc. and various of its executive officers (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).
10.16
Form of Agreement amending Severance Payment Agreement by and between Health Net, Inc. and various of its executive officers (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
10.17
Foundation Health Systems, Inc. Deferred Compensation Plan (filed as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

10.18
Foundation Health Systems, Inc. Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).
10.19
Foundation Health Systems, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).
10.20
Amendment to Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
10.21
Foundation Health Systems, Inc. 1997 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference.
10.22	Amendment to 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
10.23
Foundation Health Systems, Inc. 1998 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12718) and incorporated herein by reference.
10.24
Amendments to Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
10.25
Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524) on November 18, 1994 and incorporated herein by reference).
10.26
Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).
10.27
Health Net, Inc. Employee Stock Purchase Plan, as amended and restated as of January 1, 2002 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12718) and incorporated herein by reference.
10.28
Foundation Health Systems, Inc. Executive Officer Incentive Plan (filed as Annex A to the Company's definitive proxy statement on March 31, 2000 (File No. 1-12718) and incorporated herein by reference).
10.29	Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
10.30
Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).
10.31
Managed Health Network, Inc. Incentive Stock Option Plan (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).

10.32
Managed Health Network, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.9 to the Company's Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).
10.33
1990 Stock Option Plan of Foundation Health Corporation (as amended and restated effective April 20, 1994) (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).
10.34
Foundation Health Corporation Directors Retirement Plan (filed as Exhibit 10.96 to Foundation Health Corporation's Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-10540) and incorporated herein by reference).
10.35
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
10.37
Foundation Health Corporation Executive Retiree Medical Plan (As amended and restated effective April 25, 1995) (filed as Exhibit 10.101 to Foundation Health Corporation's Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).
10.38
Five-Year Credit Agreement dated as of June 28, 2001 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender (filed as Exhibit 10.34 to the Company's Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).
10.39
364-Day Credit Agreement dated as of June 28, 2001 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.35 to the Company's Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).
10.40
First Amendment to Office Lease, dated May 14, 2001, between Health Net (a California corporation) and LNR Warner Center, LLC (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).
10.41
Lease Agreement between HAS-First Associates and Foundation Health Corporation dated August 1, 1998 and form of amendment thereto (filed as Exhibit 10.20 to Foundation Health Corporation's Registration Statement on Form S-1 (File No. 33-34963) on May 17, 1990 and incorporated herein by reference).
10.42
Office Lease dated September 20, 2000 by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).
10.43
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

10.44
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
10.50
Sixth Amendment to Stock Purchase Agreement dated June 4, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
10.51
Seventh Amendment to Stock Purchase Agreement dated June 29, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
11.1	Statement relative to computation of per share earnings of the Company (included in Note 3 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).
†12.1	Statement relative to computation of ratio of earnings to fixed charges — consolidated basis, a copy of which is filed herewith.

†
A copy of the exhibit is being filed with this Quarterly Report on Form 10-Q.

(b)
REPORTS ON FORM 8-K

        No Current Reports on Form 8-K were filed by the Company during the first quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)
Date: May 14, 2002	By:	/s/ JAY M. GELLERT Jay M. Gellert President and Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2002	By:	/s/ MARVIN P. RICH Marvin P. Rich Executive Vice President, Finance and Operations (Principal Accounting and Financial Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
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