Form 10-Q
period 2002-06-30
HEALTH NET INC
filed 2002-08-14
CIK 916085

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

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

        The number of shares outstanding of the registrant's Class A Common Stock as of August 9, 2002 was 125,138,711 (excluding 4,915,774 shares held as treasury stock) and no shares of Class B Common Stock were outstanding as of such date.

HEALTH NET, INC.
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEALTH NET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$672,978	$909,594
Investments—available for sale	953,591	856,560
Premiums receivable, net	167,929	183,824
Amounts receivable under government contracts	128,653	99,619
Reinsurance and other receivables	113,504	136,854
Deferred taxes	74,092	72,909
Other assets	97,099	82,583

Total current assets	2,207,846	2,341,943
Property and equipment, net	253,405	253,063
Goodwill, net	762,360	764,381
Other intangible assets, net	24,942	37,433
Deferred taxes	18,627	23,359
Other noncurrent assets	139,689	139,468

Total Assets	$3,406,869	$3,559,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Reserves for claims and other settlements	1,163,724	1,278,036
Unearned premiums	63,830	166,842
Amounts payable under government contracts	2,902	2,284
Accounts payable and other liabilities	295,763	308,364

Total current liabilities	1,526,219	1,755,526
Revolving credit facilities and capital leases	120,000	195,182
Senior notes payable	398,750	398,678
Other noncurrent liabilities	47,447	44,749

Total Liabilities	2,092,416	2,394,135

Commitments and contingencies
Stockholders' Equity:
Common Stock and additional paid-in capital	720,642	662,867
Restricted common stock	1,034	—
Unearned compensation	(914)	—
Retained earnings	712,302	597,753
Treasury Class A common stock, at cost	(124,201)	(95,831)
Accumulated other comprehensive income	5,590	723

Total Stockholders' Equity	1,314,453	1,165,512

Total Liabilities and Stockholders' Equity	$3,406,869	$3,559,647

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Second Quarter Ended June 30,
	2002	2001
REVENUES
Health plan services premiums	$2,040,519	$2,104,501
Government contracts/Specialty services	447,399	417,699
Investment and other income	18,046	24,503

Total revenues	2,505,964	2,546,703

EXPENSES
Health plan services	1,729,393	1,816,199
Government contracts/Specialty services	326,779	302,300
Selling, general and administrative	321,638	332,724
Depreciation	15,132	16,088
Amortization	2,847	9,460
Interest	10,338	16,408
Loss on assets held for sale	2,600	76,072

Total expenses	2,408,727	2,569,251

Income (loss) before income taxes	97,237	(22,548)
Income tax provision (benefit)	32,502	(8,343)

Net income (loss)	$64,735	$(14,205)

Basic and diluted earnings (loss) per share:
Basic	$0.52	$(0.12)
Diluted	$0.51	$(0.12)
Weighted average shares outstanding:
Basic	125,620	123,029
Diluted	127,800	123,029

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
REVENUES
Health plan services premiums	$4,064,152	$4,179,200
Government contracts/Specialty services	876,966	805,789
Investment and other income	34,664	49,838

Total revenues	4,975,782	5,034,827

EXPENSES
Health plan services	3,438,551	3,583,593
Government contracts/Specialty services	643,331	575,335
Selling, general and administrative	649,452	672,302
Depreciation	28,610	33,060
Amortization	5,633	18,839
Interest	20,527	30,846
Loss on assets held for sale	2,600	76,072

Total expenses	4,788,704	4,990,047

Income from operations before income taxes and cumulative effect of a change in accounting principle	187,078	44,780
Income tax provision	63,588	16,570

Income from operations before cumulative effect of a change in accounting principle	123,490	28,210

Cumulative effect of a change in accounting principle, net of tax	(8,941)	—

Net income	$114,549	$28,210

Basic earnings per share:
Income from operations	$0.99	$0.23
Cumulative effect of a change in accounting principle	(0.07)	—

Net	$0.92	$0.23

Diluted earnings per share:
Income from operations	$0.97	$0.23
Cumulative effect of a change in accounting principle	(0.07)	—

Net	$0.90	$0.23

Weighted average shares outstanding:
Basic	124,755	122,938
Diluted	126,941	125,103

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,549	28,210
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	34,243	51,899
Loss on assets held for sale	2,600	76,072
Cumulative effect of a change in accounting principle	8,941	—
Other changes	4,405	1,528
Changes in assets and liabilities:
Premiums receivable and unearned premiums	(87,117)	(49,823)
Other assets	9,492	(5,886)
Amounts receivable/payable under government contracts	(28,416)	235,862
Reserves for claims and other settlements	(113,373)	2,964
Accounts payable and other liabilities	3,584	(23,928)

Net cash (used in) provided by operating activities	(51,092)	316,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales or maturities of investments	239,146	442,844
Purchases of investments	(334,315)	(374,336)
Net purchases of property and equipment	(27,974)	(36,948)
Other	297	(13,702)

Net cash (used in) provided by investing activities	(122,846)	17,858

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	40,906	5,360
Proceeds from issuance of notes and other financing arrangements	50,000	495,102
Repayment of borrowings on credit facilities and other financing arrangements	(125,214)	(636,516)
Repurchases of common stock	(28,370)	—

Net cash used in financing activities	(62,678)	(136,054)

Net (decrease) increase in cash and cash equivalents	(236,616)	198,702
Cash and cash equivalents, beginning of period	909,594	1,046,735

Cash and cash equivalents, end of period	$672,978	$1,245,437

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

        We are responsible for the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results in accordance with GAAP. In accordance with GAAP, we make certain estimates and assumptions that affect the reported amounts. Actual results could differ from estimates. As these are condensed consolidated financial statements, one should also read our 2001 consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2001.

        Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for the full year.

        Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 presentation. The reclassifications have no effect on net income (loss) or stockholders' equity as previously reported.

2. COMPREHENSIVE INCOME

        Our comprehensive income for the second quarter and six months ended June 30 is as follows (amounts in thousands):

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$64,735	$(14,205)	$114,549	$28,210
Other comprehensive income (loss), net of tax:
Net change in unrealized appreciation (depreciation) on investments available for sale	9,607	(212)	4,867	3,531

Comprehensive income (loss)	$74,342	$(14,417)	$119,416	$31,741

3. EARNINGS PER SHARE

        Basic earnings per share excludes dilution and reflects net income or loss divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (all of which are comprised of stock options) outstanding during the periods presented. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method. There were 2,180,000 and 2,186,000 shares of dilutive common stock equivalents for the second quarter and six months ended June 30, 2002, respectively, and 2,165,000 shares of dilutive common stock equivalents for the six months ended June 30, 2001. For the second quarter ended June 30, 2001, 1,886,000 shares of common stock equivalents were excluded from the computation of diluted loss per share due to their antidilutive effect.

        Options to purchase an aggregate of 1,477,000 and 2,290,000 shares of common stock during the second quarter and six months ended June 30, 2002, respectively, and an aggregate of 7,291,000 shares of common stock during the six months ended June 30, 2001, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock for each respective period.

        On May 2, 2002, we announced that our board of directors has authorized us to repurchase up to $250 million of our Class A Common Stock. As of June 30, 2002, we had repurchased an aggregate of 1 million shares of our Class A Common Stock under this repurchase program (see Note 10).

4. SEGMENT INFORMATION

        Our segment information for the second quarter and six months ended June 30, 2002 and 2001 is as follows (amounts in millions):

	Health Plan Services	Government Contracts/ Specialty Services	Total
Second Quarter Ended June 30, 2002
Revenues from external sources	$2,040.5	$447.4	$2,487.9
Intersegment revenues	—	29.8	29.8
Segment profit	80.7	17.0	97.7
Second Quarter Ended June 30, 2001
Revenues from external sources	$2,104.5	$417.7	$2,522.2
Intersegment revenues	—	31.9	31.9
Segment profit	49.6	12.6	62.2
Six Months Ended June 30, 2002
Revenues from external sources	$4,064.2	$877.0	$4,941.2
Intersegment revenues	—	59.8	59.8
Segment profit	158.5	27.1	185.6
Six Months Ended June 30, 2001
Revenues from external sources	$4,179.2	$805.8	$4,985.0
Intersegment revenues	—	46.8	46.8
Segment profit	106.0	16.7	122.7

        Prior to January 1, 2002, our basis of measurement of segment profit or loss was pretax income or loss after allocation of budgeted costs for our corporate shared services to each of our reportable segments, Health Plan Services and Government Contracts/Specialty Services. Shared service expenses include costs for information technology, finance, operations and certain other administrative functions.

        Beginning January 1, 2002, we implemented several initiatives to reduce our selling, general and administrative (SG&A) expenses. At that time, we changed our methodology from allocating budgeted costs to allocating actual expenses incurred for corporate shared services to more properly reflect segment costs. Management now uses the segment pretax profit or loss subsequent to the allocation of actual shared services expenses as its measurement of segment performance. We changed our methodology of determining segment pretax profit or loss to better reflect management's revised view of the relative costs incurred proportionally by our reportable segments.

        A reconciliation of the total reportable segments' measures of profit to the Company's consolidated income before income taxes and cumulative effect of a change in accounting principle for the second quarter and six months ended June 30, 2002 and 2001 is as follows (amounts in millions):

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Total segment profit	$97.7	$62.2	$185.6	$122.7
Loss from other corporate entities	(2.9)	(14.5)	(6.3)	(17.5)
Investment income	15.3	22.3	30.9	46.5
Interest expense	(10.3)	(16.4)	(20.5)	(30.8)
Loss on assets held for sale	(2.6)	(76.1)	(2.6)	(76.1)

Income (loss) before income taxes and cumulative effect of a change in accounting principle as reported	$97.2	$(22.5)	$187.1	$44.8

        Losses from other corporate entities, which are not part of our Health Plan Services and Government Contracts/Specialty Services reportable segments, are excluded from our measurement of segment performance. Investment income and interest expense are also excluded from our measurement of segment performance, as these items are not managed within either of our reportable segments.

5. ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

        As part of our ongoing SG&A expense reduction efforts, during the third quarter of 2001, we finalized a formal plan to reduce operating and administrative expenses for all business units within the Company (the 2001 Plan). In connection with the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative, financial and technology functions. We recorded pretax restructuring charges of $79.7 million during the third quarter ended September 30, 2001 (2001 Charge). Of the total 2001 Charge, approximately $49.5 million was expected to result in cash outlays, of which $36.2 million has been paid as of June 30, 2002. We plan to use cash flows from operations to fund the remaining payments of $13.3 million.

SEVERANCE AND BENEFIT RELATED COSTS

        During the third quarter ended September 30, 2001, we recorded severance and benefit related costs of $43.3 million related to enterprise-wide staff reductions, which costs were included in the 2001

Charge. These reductions include the elimination of 1,517 positions throughout all functional groups, divisions and corporate offices within the Company. As of June 30, 2002, 1,264 positions have been eliminated and $34.2 million of the severance and benefit related costs have been paid out. We expect the remaining balance to be paid by September 30, 2002. We anticipate that the elimination of the remaining positions associated with the 2001 Charge will also be completed by September 30, 2002.

ASSET IMPAIRMENT COSTS

        As of September 30, 2001, pursuant to Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" (SFAS No. 121), we evaluated the carrying value of certain long-lived assets that were affected by the 2001 Plan. The affected assets were primarily comprised of information technology systems and equipment, software development projects and leasehold improvements. We determined that the carrying value of these assets exceeded their estimated fair values. The fair values of these assets were determined based on market information available for similar assets. For certain of the assets, we determined that they had no continuing value to us due to our abandoning certain plans and projects in connection with our workforce reductions.

        Accordingly, we recorded asset impairment charges of $27.9 million consisting entirely of non-cash write-downs of equipment, building improvements and software application and development costs, which charges were included in the 2001 Charge. The carrying value of these assets were $8.0 million and $9.0 million as of June 30, 2002 and December 31, 2001, respectively.

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

        The following tables summarize the charges we recorded in 2001 (amounts in millions):

		2001 Activity
	2001 Charges	Cash Payments	Non-cash	Balance at December 31, 2001
Severance and benefit related costs	$43.3	$(20.5)	$—	$22.8
Asset impairment costs	27.9	—	(27.9)	—
Real estate lease termination costs	5.1	(0.3)	—	4.8
Other costs	3.4	(0.4)	(2.3)	0.7

Total	$79.7	$(21.2)	$(30.2)	$28.3

		2002 Activity
	Balance at December 31, 2001	Cash Payments	Non-cash	Balance at June 30, 2002	Expected Future Cash Outlays
Severance and benefit related costs	$22.8	$(13.7)	$—	$9.1	$9.1
Real estate lease termination costs	4.8	(0.6)	—	4.2	4.2
Other costs	0.7	(0.7)	—	—	—

Total	$28.3	$(15.0)	$—	$13.3	$13.3

6. ASSETS HELD FOR SALE AND DIVESTITURES

        Effective July 1, 2002, we sold our claims processing subsidiary, EOS Claims Services, Inc. (EOS Claims), to Tristar Insurance Group, Inc. (Tristar). In connection with the sale, we received $500,000 in cash, and also entered into a Payor Services Agreement. Under the Payor Services Agreement, Tristar has agreed to exclusively use EOS Managed Care Services, Inc. (one of our remaining subsidiaries) for various managed care services to its customers and clients.

        We estimated and recorded a $2.6 million pretax loss on the sale of EOS Claims during the second quarter ended June 30, 2002. EOS Claims, excluding the $2.6 million pretax loss on sale, had the following financial results (amounts in millions):

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Total revenues	$3.6	$3.8	$7.2	$8.2
Income (loss) before income taxes and cumulative effect of a change in accounting principle	$0.1	$(1.4)	$0.1	$(2.3)

        As of the date of sale, EOS Claims had no net equity after dividends to its parent company and the goodwill impairment charge taken in the first quarter ended March 31, 2002. EOS Claims was reported as part of our Government Contracts/Specialty Services reportable segment.

        Effective August 1, 2001, we sold our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc. (the Plan), to Florida Health Plan Holdings II, L.L.C. In connection with the sale, we received approximately $49 million which consists of $23 million in cash and approximately $26 million in a secured six-year note bearing eight percent interest per annum. We also sold the corporate facility building used by our Florida health plan to DGE Properties, LLC for $15 million, payable by a secured five-year note bearing eight percent interest per annum. We estimated and recorded a $76.1 million pretax loss on the sales of our Florida health plan and the related corporate facility building during the second quarter ended June 30, 2001.

        Under the Stock Purchase Agreement that evidenced the sale (as amended, the SPA), we, through our subsidiary FH Assurance Company (FHAC), entered into a reinsurance agreement (the Reinsurance Agreement) with the Plan. Under the terms of the Reinsurance Agreement, FHAC will reimburse the Plan for certain medical and hospital expenses arising after the Florida health plan sale. The Reinsurance Agreement will cover claims arising from all commercial and governmental health care contracts or other agreements in force as of July 31, 2001 and any renewals thereof up to 18 months after July 31, 2001. The Reinsurance Agreement provides that the Plan will be reimbursed for medical and hospital expenses relative to covered claims in excess of certain baseline medical loss ratios, as follows:

  •
  88% for the six-month period commencing on August 1, 2001;

  •
  89% for the six-month period commencing on February 1, 2002;

  •
  90% for the six-month period commencing on August 1, 2002.

        The Reinsurance Agreement is limited to $28 million in aggregate payments and is subject to the following levels of coinsurance:

  •
  5% for the six-month period commencing on August 1, 2001;

  •
  10% for the six-month period commencing on February 1, 2002;

  •
  15% for the six-month period commencing on August 1, 2002.

        If the baseline medical loss ratio is less than 90% at the end of the six-month period commencing on August 1, 2002, Health Net is entitled to recover medical and hospital expenses below the 90% threshold up to an amount to not exceed 1% of the total premiums for those members still covered during the six-month period under the Reinsurance Agreement.

        The maximum liability under the Reinsurance Agreement of $28 million was reported as part of loss on assets held for sale as of June 30, 2001, since this was our best estimate of our probable obligation under this arrangement. As the reinsured claims are submitted to FHAC, the liability is reduced by the amount of claims paid.

        The indemnification obligation is for all pending and threatened litigation as of the closing date and certain specific provider contract interpretation or settlement disputes. At this time, we are unable to quantify an estimated liability related to the indemnified obligations due to the status and uncertainty of any pending or threatened litigation and the specific provider contract disputes.

        The SPA provides for the following three true-up adjustments that could result in an adjustment to the loss on the sale of the Plan:

  •
  A retrospective post-closing settlement of statutory equity based on subsequent adjustments to the closing balance sheet for the Plan.

  •
  A settlement of unpaid provider claims as of the closing date based on claim payments occurring during a one-year period after the closing date.

  •
  A settlement of the reinsured claims in excess of certain baseline medical loss ratios. Final Settlement is not scheduled to occur until the latter part of 2003. The development of claims and claims related metrics and information provided by Florida Health Plan Holdings II, L.L.C. have not resulted in any revisions to the maximum $28 million liability we originally estimated.

        As of June 30, 2002, we did not have sufficient additional information for the true-up adjustments to estimate any adjustment to the loss on the sale of the Plan.

        The Florida health plan, excluding the $76.1 million loss on sale, had total revenues of $144.4 million and a pretax loss of $(12.0) million for the second quarter ended June 30, 2001, and total revenues of $297.0 million and a pretax loss of $(15.0) million for the six months ended June 30, 2001. The effect of the suspension of the depreciation on the corporate facility building was immaterial for the three and six months ended June 30, 2001. At the date of sale, the Florida health plan had $41.5 million in net equity. The Florida health plan was reported as part of our Health Plan Services reportable segment.

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

  •
  FHC breached the stock purchase agreement relating to the sale of BIG; and

  •
  we and FHC were guilty of California securities laws violations in connection with the sale of BIG.

        Superior seeks $300 million in compensatory damages, unspecified punitive damages and the costs of the action, including attorneys' fees.

        On August 1, 2000, a motion filed by us and FHC to remove the lawsuit from the jurisdiction of the Bankruptcy Court to the United States District Court for the Central District of California was granted. Pursuant to a June 12, 2002 intra-district transfer order, the lawsuit is now pending in the District Court under case number CV02-5155 PA. The parties are currently engaged in discovery.

        We intend to defend ourselves vigorously in this litigation. While the final outcome of these proceedings can not be determined at this time, based on information presently available we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition.

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

        We intend to vigorously defend the actions. While the final outcome of these proceedings can not be determined at this time, based on information presently available we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition.

STATE OF CONNECTICUT V. PHYSICIANS HEALTH SERVICES, INC.

        Physicians Health Services, Inc. (PHS), a subsidiary of ours, was sued on December 14, 1999 in the United States District Court in Connecticut by the Attorney General of Connecticut, Richard Blumenthal, acting on behalf of a group of state residents. The lawsuit was premised on the Federal Employee Retirement Income Security Act ("ERISA") and alleged that PHS violated its duties under ERISA by managing its prescription drug formulary in a manner that served its own financial interest rather than those of plan beneficiaries. The suit sought to have PHS revamp its formulary system and to provide patients with written denial notices and instructions on how to appeal. PHS filed a motion to dismiss which asserted that the state residents the Attorney General purported to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that his office lacked standing to bring the suit and that the allegations failed to state a claim under ERISA. On July 12, 2000, the court granted PHS' motion and dismissed the action. On March 27, 2002, the United States Court of Appeals for the Second Circuit affirmed the district court's dismissal of the action. On June 25, 2002, the plaintiff filed a petition requesting that the United States Supreme Court review the Second Circuit's decision to affirm dismissal of the case.

        We intend to vigorously defend the action. While the final outcome of these proceedings can not be determined at this time, based on information presently available we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition.

IN RE MANAGED CARE LITIGATION

        The Judicial Panel on Multidistrict Litigation ("JPML") has transferred various class action lawsuits against managed care companies, including us, to the United States District Court for the Southern District of Florida for coordinated or consolidated pretrial proceedings in In re Managed Care Litigation, MDL 1334. This proceeding is divided into two tracks, the subscriber track, which includes actions brought on behalf of health plan members, and the provider track, which includes suits brought on behalf of physicians.

  Subscriber Track

        The subscriber track includes the following actions involving us: Pay v. Foundation Health Systems, Inc. (filed in the Southern District of Mississippi on November 22, 1999), Romero v. Foundation Health Systems, Inc. (filed in the Southern District of Florida on June 23, 2000 as an amendment to a suit filed in the Southern District of Mississippi), State of Connecticut v. Physicians Health Services of Connecticut, Inc. (filed in the District of Connecticut on September 7, 2000), and Albert v. CIGNA Healthcare of Connecticut, Inc., et al. (including Physicians Health Services of Connecticut, Inc. and Foundation Health Systems, Inc.) (filed in the District of Connecticut on September 7, 2000). The Pay and Romero actions seek certification of nationwide class actions, unspecified damages and injunctive relief and allege that cost containment measures used by our health maintenance organizations, preferred provider organizations and point-of-service health plans violate provisions of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") and ERISA.

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

        We filed a motion to dismiss the lead subscriber track case, Romero v. Foundation Health Systems, Inc., and on June 12, 2001, the court entered an order dismissing all claims in that suit brought against us with leave for the plaintiffs to re-file an amended complaint. On this same date, the court stayed discovery until after the court ruled upon motions to dismiss the amended complaints and any motions to compel arbitration. On June 29, 2001, the plaintiffs in Romero filed a third amended class action complaint which re-alleges causes of action under RICO, ERISA, common law civil conspiracy and common law unjust enrichment. The third amended class action complaint seeks unspecified compensatory and treble damages and equitable relief. On July 24, 2001, the court heard oral argument on class certification issues. On August 13, 2001, we filed a motion to dismiss the third amended complaint in Romero. On February 20, 2002, the court ruled on our motion to dismiss the third amended complaint in Romero. The court dismissed all claims against us except one ERISA claim. The court further ordered that plaintiffs may file amended complaints, but that no new plaintiffs or claims will be permitted without prior leave of the court. Both plaintiffs and defendants filed motions for reconsideration relating to various parts of the court's dismissal order, which motions were denied. On March 25, 2002, the district court amended its February 20, 2002 dismissal order to include the following statement: "This Order involves a controlling question of law, namely, whether a managed-care subscriber who has not actually been denied care can state a claim under RICO, about which there is substantial ground for difference of opinion and an immediate appeal may materially advance the ultimate termination of this litigation." On April 5, 2002, we joined in a petition to the United States Court of Appeals for the Eleventh Circuit for permission to appeal the question certified by the district court. On May 10, 2002, the Eleventh Circuit denied the petition. On June 26, 2002, the plaintiffs filed with the Court a notice that they will not file an amended complaint against the Company. Health Net filed its answer on July 26, 2002. On July 29, 2002, the Court ordered that the stay of discovery is lifted effective September 30, 2002.

  Provider Track

        The provider track includes the following actions involving us: Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on August 17, 2000 as an amendment to a suit filed in the Southern District of Mississippi), California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. (filed in the Northern District of California in May 2000), Klay v. Prudential Ins. Co. of America, et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on February 22, 2001 as an amendment to a case filed in the Northern District of California), Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Lynch v. Physicians Health Services of Connecticut, Inc.

(filed in Connecticut state court on February 14, 2001), Sutter v. Health Net of the Northeast, Inc. (D. N.J.) (filed in New Jersey state court on April 26, 2002), and Medical Society of New Jersey v. Health Net, Inc., et al., (D. N.J.) (filed in New Jersey state court on May 8, 2002.)

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

        On March 26, 2001, a consolidated amended complaint was filed in Shane against managed care companies, including us. This consolidated complaint adds new plaintiffs, including Leonard Klay and the California Medical Association (who, as set forth below, had previously filed claims against the Company), and has, in addition to revising the pleadings of the original claims, added a claim under the California Business and Professions Code. On May 1, 2001, we filed a motion to compel arbitration in Shane of the claims of all individual plaintiffs that allege to have treated persons insured by us. On that same date, we filed a motion to dismiss this action. Preliminary discovery and briefing regarding the plaintiffs' motion for class certification has taken place. On May 7, 2001, the court heard oral argument on class certification issues in Shane. On May 9, 2001, the court entered a scheduling order permitting further discovery. On May 14, 2001, Health Net joined in a motion for stay of proceedings in Shane v. Humana, Inc., et al.(including Foundation Health Systems, Inc.) (00-1334-MD) in the United States District Court for the Southern District of Florida pending appeal in the 11th Circuit Court of Appeals. On June 17, 2001, the district court stayed discovery until after the district court ruled upon motions to dismiss and motions to compel arbitration. This order staying discovery also applied to other actions transferred to the district court by the Judicial Panel on Multidistrict Litigation, namely California Medical Association v. Blue Cross of California, Inc. et al., Klay v. Prudential Ins. Co. of America, et al., Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc., and Lynch v. Physicians Health Services of Connecticut, Inc. On June 25, 2001, the 11th Circuit Court of Appeals entered an order staying proceedings in the district court pending resolution of the appeals relating to the district court's ruling on motions to compel arbitration. On March 14, 2002, the 11th Circuit affirmed the district court's ruling on motions to compel arbitration. On March 25, 2002, the plaintiffs filed with the Eleventh Circuit a motion for relief from the stay. We joined in an opposition to plaintiff's motion and joined a petition for rehearing of the arbitration issues before the entire Eleventh Circuit panel. On June 21, 2001, the Eleventh Circuit denied the petition for rehearing. On July 12, 2002, the plaintiffs filed a motion requesting leave to amend their complaint. On July 29, 2002, the Court ordered that the stay of discovery is lifted effective September 30, 2002.

        The CMA action alleges violations of RICO, certain federal regulations and the California Business and Professions Code and seeks declaratory and injunctive relief, as well as costs and attorneys' fees. As set forth above, on March 26, 2001, the California Medical Association was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action.

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

        The CSMS case was originally brought in Connecticut state court against Physicians Health Services of Connecticut, Inc. ("PHS-CT") alleging violations of the Connecticut Unfair Trade Practices Act. The complaint alleges that PHS-CT engaged in conduct that was designed to delay, deny, impede and reduce lawful reimbursement to physicians who rendered medically necessary health care services to PHS-CT health plan members. The complaint, which is similar to others filed against us and other managed care companies, seeks declaratory and injunctive relief. On March 13, 2001, the Company removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the federal District Court of Connecticut consolidated this action and Lynch v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint.

        The Lynch case was also originally filed in Connecticut state court. This case was purportedly brought on behalf of physician members of the Connecticut State Medical Society who provide health care services to PHS-CT health plan members pursuant to provider service contracts. The complaint alleges that PHS-CT engaged in improper, unfair and deceptive practices by denying, impeding and/or delaying lawful reimbursement to physicians. The complaint, similar to the complaint referred to above filed against PHS-CT on the same day by the Connecticut State Medical Society, seeks declaratory and injunctive relief and damages. On March 13, 2001, we removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the federal District Court of Connecticut consolidated this action and CSMS v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint.

        On April 26, 2002, plaintiff John Ivan Sutter, M.D., P.A. filed an amended complaint in New Jersey state court joining Health Net of the Northeast, Inc. ("Health Net of the Northeast"), a subsidiary of ours, in an action originally brought against Horizon Blue Cross Blue Shield of New Jersey, Inc., CIGNA Healthcare of New Jersey, Inc. and CIGNA Corp (collectively known as "CIGNA"), United Healthcare of New Jersey, Inc. and United Healthcare Insurance Company and Oxford Health Plans, Inc. The complaint seeks certification of a statewide class of healthcare providers who render or have rendered services to patients who are members of healthcare plans sponsored by the defendants.

        Plaintiff alleges that the defendants engage in unfair and deceptive acts and practices which are designed to delay, deny, impede and reduce compensation to physicians. The complaint seeks unspecified damages and sets forth causes of action for breach of contract, breach of the implied duty of good faith and fair dealing, violations of the New Jersey Prompt Payment Act and the Healthcare Information Networks and Technologies Act (the "HINT Act"), reformation, violations of the New Jersey Consumer Fraud Act, unjust enrichment and conversion. On May 22, 2002, the New Jersey state court severed the action filed by Dr. Sutter into five separate cases, including an action against Health Net of the Northeast only. On May 24, 2002, Health Net of the Northeast removed the case against it to federal court. That same day, the CIGNA entities removed plaintiff Sutter's action against them to federal court and the United Healthcare entities removed plaintiff Sutter's action against them to federal court. Plaintiff moved to remand all of these cases to state court and the defendants moved to stay the cases pending ruling by the JPML as to whether these cases should be transferred to MDL 1334 for coordinated or consolidated pretrial proceedings. On July 9, 2002, the federal district court denied plaintiff's motion to remand without prejudice, consolidated the cases against Health Net of the Northeast, the CIGNA entities, and the United Healthcare entities into one case for pretrial proceedings, and stayed the case pending the JPML's ruling on transfer to MDL 1334. On July 18, 2002, the JPML transferred this action to MDL 1334 for coordinated or consolidated pretrial proceedings.

        On May 8, 2002, the Medical Society of New Jersey filed a complaint in New Jersey state court against us and our subsidiaries Health Net of the Northeast, Inc., First Option Health Plan of New Jersey, Inc., and Health Net of New Jersey, Inc. (the "Health Net defendants"). Plaintiff brought this action on its own behalf and purportedly on behalf of its physician members and alleges that the Health Net defendants engage in practices which are designed to delay, deny, impede and reduce compensation to physicians. Plaintiff has requested declaratory and injunctive relief and has set forth causes of action for violation of public policy, violations of the New Jersey Consumer Fraud Act, violations of the HINT Act and tortious interference with prospective economic relations. On June 14, 2002 the Health Net defendants removed this case to federal court. On July 3, 2002, the Health Net defendants filed a motion to stay this action pending ruling by JPML on whether to transfer this case to MDL 1334. On July 15, 2002, plaintiff filed a motion to remand this case to state court. On August 2, 2002, the JPML transferred this case to MDL 1334 for coordinated or consolidated pretrial proceedings.

        We intend to defend ourselves vigorously in this litigation. While the final outcome of these proceedings can not be determined at this time, based on information presently available we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition.

MISCELLANEOUS PROCEEDINGS

        We and certain of our subsidiaries are also parties to various other legal proceedings, many of which involve claims for coverage encountered in the ordinary course of our business. While the final outcome of these proceedings can not be determined at this time, based on information presently available we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition.

8. CHANGES IN ACCOUNTING PRINCIPLES

GOODWILL AND OTHER INTANGIBLE ASSETS

        In July 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). Transition provisions that applied to business combinations completed before July 1, 2001, that were accounted for by the purchase method had no impact on us.

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

        We identified the following six reporting units with goodwill within our businesses: Health Plans, Government Contracts, Managed Health Network (MHN), Dental & Vision, Subacute and Employer and Occupational Service Group (EOSG). In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units upon adoption of this Standard. We also re-assessed the useful lives of our other intangible assets and determined that they properly reflect the estimated useful lives of these assets. As a result of these impairment tests, we identified goodwill impairment at our behavioral health subsidiary, MHN, and at our managed care and bill review unit, EOSG, in the amounts of $3.5 million and $5.4 million, respectively. Accordingly, we recorded an impairment charge of goodwill of $8.9 million, net of tax benefit of $0, which has been reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the first quarter ended March 31, 2002. As part of our annual goodwill impairment test, we completed an evaluation of goodwill at each of our reporting units as of June 30, 2002. No goodwill impairments were identified in any of our reporting units. We will perform our annual goodwill impairment test as of June 30 in future years.

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

        The following table illustrates the effect of adopting SFAS No. 142 on net income as previously reported (amounts in millions, except per share data):

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net income (loss)	$64.7	$(14.2)	$114.5	$28.2
Add back: Goodwill amortization (net of tax effect)	—	5.9	—	12.0

Adjusted net income (loss)	$64.7	$(8.3)	$114.5	$40.2

Basic earnings per share:
Reported net income (loss)	$0.52	$(0.12)	$0.92	$0.23
Add back: Goodwill amortization (net of tax effect)	—	0.05	—	0.10

Adjusted net income (loss)	$0.52	$(0.07)	$0.92	0.33

Diluted earnings per share:
Reported net income	$0.51	$(0.12)	$0.90	$0.23
Add back: Goodwill amortization (net of tax effect)	—	0.05	—	0.09

Adjusted net income (loss)	$0.51	$(0.07)	$0.90	$0.32

        Differences between the sum of the quarterly and year-to-date earnings per share amounts are due to rounding.

        The changes in the carrying amount of goodwill by reportable segment are as follows (in millions):

	Health Plan Services	Government Contracts/ Specialty Services	Total
Balance at December 31, 2000	$741.7	$49.5	$791.2
Amortization	(25.8)	(1.8)	(27.6)
Other adjustments	0.8	—	0.8

Balance at December 31, 2001	716.7	47.7	764.4
Impairment losses	—	(8.9)	(8.9)
Reclassification from other intangible assets	6.9	—	6.9

Balance at June 30, 2002	$723.6	$38.8	$762.4

        As part of adopting SFAS No. 142, we transferred $6.9 million of other intangible assets to goodwill since they did not meet the new criteria for recognition apart from goodwill. These other intangible assets were acquired through our previous purchase transactions. In addition, other intangible assets as of June 30, 2002 decreased from December 31, 2001 due to removal of fully amortized intangible assets.

        The intangible assets that continue to be subject to amortization are as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
As of June 30, 2002:
Provider networks	$35.7	$(15.1)	$20.6	14-40
Employer groups	92.9	(89.3)	3.6	11-23
Other	1.5	(0.8)	0.7	1

	$130.1	$(105.2)	$24.9

As of December 31, 2001:
Provider networks	$35.7	$(14.2)	$21.5	14-40
Employer groups	92.9	(85.2)	7.7	11-23
Other	29.0	(20.8)	8.2	40

	$157.6	$(120.2)	$37.4

        Estimated annual pretax amortization expense for other intangible assets for each of the next five years ended December 31 is as follows (in millions):

2002	$8.2
2003	2.4
2004	2.4
2005	2.4
2006	2.0

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

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

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (Issue 94-3). The principal difference between SFAS No. 146 and Issue 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.

        The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

10. STOCK REPURCHASE PROGRAM

        On May 2, 2002, we announced that our board of directors has authorized us to repurchase up to $250 million of our Class A Common Stock. As of June 30, 2002, we had repurchased an aggregate of one million shares of our Class A Common Stock under this repurchase program for aggregate consideration of approximately $28.4 million. Share repurchases will be made under this repurchase program from time to time through open market purchases or through privately negotiated transactions.

11. SUBSEQUENT EVENT

        In 1999, we sold our HMO operations in the states of Louisiana, Oklahoma and Texas to AmCareco, Inc. (AmCareco). As part of the transaction, we received shares of AmCareco convertible preferred stock with an aggregate par value of $10.7 million and established an allowance of $4.2 million based on the estimated net realizable value. During 2000, we made additional investments in AmCareco and received subordinated notes totaling $2.6 million. As of June 30, 2002, the net carrying value of our investment in AmCareco was $9.1 million and is included in other noncurrent assets on the accompanying condensed consolidated balance sheets. In July 2002, we exercised our rights to draw upon a $2 million letter of credit that was established by AmCareco to secure the redemption of a portion of our preferred stock of AmCareco. In August 2002, we became aware that the Oklahoma State Health Commissioner will consider whether to continue AmCareco's license in Oklahoma to operate an HMO at a hearing to be held on August 20, 2002 due to AmCareco's alleged violations of Oklahoma's prompt-pay law and AmCareco's failure to maintain the minimum net worth requirement to operate an HMO in that state. The Oklahoma Department of Health has advised the Commissioner not to continue the HMO's license.We also have been advised by AmCareco that there may be regulatory activity of a similar nature relating to AmCareco's HMOs operating in Texas and Louisiana. However, various capital raising activities and initiatives are being pursued by AmCareco to address its statutory capital needs.

        We will continue to monitor the outcome of these developments and consider the impact on the recoverability of our net investment of $7.1 million in AmCareco.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Health Net, Inc. (together with its subsidiaries may be referred to herein as the Company, we, us or our) is an integrated managed care organization that administers the delivery of managed health care services. Through our subsidiaries, we offer group, individual, Medicaid and Medicare health maintenance organization (HMO), point of service (POS) and preferred provider organization (PPO) plans; government sponsored managed care plans; and managed care products related to administration and cost containment, behavioral health, dental, vision and pharmaceutical products and other services.

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

        The Government Contracts/Specialty Services segment administers large, multi-year managed care federal contracts covering approximately 1.5 million eligible individuals for the United States Department of Defense's TRICARE program. Certain components of these contracts, including administrative and assumption of health care risk, are subcontracted to affiliated and unrelated third parties. We have three TRICARE contracts that cover Alaska, Arkansas, California, Hawaii, Oklahoma, Oregon, Washington and parts of Arizona, Idaho, Louisiana and Texas. Through this segment, we also offer behavioral health, dental and vision services as well as employee and occupational services comprising managed care products related to bill review, administration and cost containment for hospitals, health plans and other entities.

        This discussion and analysis and other portions of this Form 10-Q contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the risks discussed in the "Cautionary Statements" section and other portions of our most recent Annual Report on Form 10-K filed with the SEC and the risks discussed in our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Except as required by law, we undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

        Our net income for the second quarter ended June 30, 2002 was $64.7 million, or $0.52 per basic and $0.51 per diluted share, compared to a net loss for the same period in 2001 of $(14.2) million, or $(0.12) per basic share and diluted share. Our net income for the six months ended June 30, 2002 was

$114.5 million, or $0.92 per basic and $0.90 per diluted share, compared to net income for the same period in 2001 of $28.2 million, or $0.23 per basic share and diluted share.

        The table below and the discussions that follow summarize our financial performance for the second quarter and six months ended June 30, 2002 and 2001.

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Amounts in thousands, except per member per month data)
REVENUES:
Health plan services premiums	$2,040,519	$2,104,501	$4,064,152	$4,179,200
Government contracts/Specialty services	447,399	417,699	876,966	805,789
Investment and other income	18,046	24,503	34,664	49,838

Total revenues	2,505,964	2,546,703	4,975,782	5,034,827

EXPENSES:
Health plan services	1,729,393	1,816,199	3,438,551	3,583,593
Government contracts/Specialty services	326,779	302,300	643,331	575,335
Selling, general and administrative	321,638	332,724	649,452	672,302
Depreciation	15,132	16,088	28,610	33,060
Amortization	2,847	9,460	5,633	18,839
Interest	10,338	16,408	20,527	30,846
Loss on assets held for sale	2,600	76,072	2,600	76,072

Total expenses	2,408,727	2,569,251	4,788,704	4,990,047

Income (loss) before income taxes and cumulative effect of a change in accounting principle	97,237	(22,548)	187,078	44,780
Income tax provision (benefit)	32,502	(8,343)	63,588	16,570

Income (loss) before cumulative effect of a change in accounting principle, net of tax	64,735	(14,205)	123,490	28,210

Cumulative effect of a change in accounting principle, net of tax	—	—	(8,941)	—

Net income (loss)	$64,735	$(14,205)	$114,549	$28,210

Health plan services (including capitated costs) medical care ratio (MCR)	84.8%	86.3%	84.6%	85.7%
Government contracts/Specialty services MCR	73.0%	72.4%	73.4%	71.4%
Administrative (SG&A + Depreciation) ratio	13.5%	13.8%	13.7%	14.1%
Health plan premiums per member per month (PMPM)(a)	$178.75	$170.63	$178.28	$171.23
Health plan sevices PMPM(a)	$151.49	$147.25	$150.83	$146.83

(a)
PMPM is calculated based on total at-risk and excludes ASO member months.

Enrollment Information

        The table below summarizes our enrollment information for the second quarter ended June 30, 2002 and 2001.

	June 30,
			Percent Change
	2002	2001
	(Enrollees in Thousands)
Health Plan Services:
Commercial	2,776	3,002	(7.5)%
Medicare risk program	188	224	(16.1)%
Medicaid programs	851	735	15.8%

Continuing plans	3,815	3,961	(3.7)%
Discontinued plans	—	166	(100.0)%

Total Health Plan Services	3,815	4,127	(7.6)%

Government Contracts:
TRICARE PPO and Indemnity	458	558	(17.9)%
TRICARE HMO	1,000	906	10.4%

Total Government Contracts	1,458	1,464	—

ASO	75	80	(6.3)%

        Commercial membership decreased by 226,000 members or 7.5% at June 30, 2002 compared to the same period in 2001. The net decrease in the commercial membership is primarily due to planned exits from unprofitable large employer group accounts offset by increases in enrollment in key products and markets that we have been targeting in an effort to achieve a greater product diversity. These changes are primarily due to the following:

  •
  Net decrease of 97,000 members in California as a result of a 198,000 member decrease in our large group market. This decline reflects disenrollment of our HMO members due to premium rate increases averaging 13% from June 2001. Membership declines in CalPERS accounted for 56,000 members of the decline in the large group market. This decline is partially offset by an 86,000 member or 29% increase in our small group and individual markets. This increase is due to a 72,000 member or 20% increase in our PPO/POS products.
  •
  Decrease in Arizona of 140,000 members as a result of membership decreases in our large group market. Most of this decline was in the HMO product line. The loss of the State of Arizona employer group account in October 2001 accounted for 65,000 members of this decline.

        During April 2002, CalPERS announced that we would no longer be one of the health insurance carriers available to its members. Effective January 1, 2003, we anticipate that the remaining 182,000 members from CalPERS will no longer be enrolled in any of our plans.

        We have been targeting greater product and segment diversity, and we expect our product mix to continually change as we add membership in small group and individual markets.

        Membership in the federal Medicare program decreased by 36,000 members or 16.1% at June 30, 2002 compared to the same period in 2001. The decrease in the federal Medicare program membership is primarily due to planned exits from unprofitable counties as follows:

  •
  Decrease in California of 15,000 members, including 8,000 CalPERS members who were not offered the Medicare risk product.
  •
  Decrease in Arizona of 14,000 members because we closed enrollment in that state effective January 2002 to avoid adverse selection from a change in one of our competitors' benefits.

        Membership in the Medicaid programs increased by approximately 116,000 members or 15.8% at June 30, 2002 compared to the same period for 2001 primarily due to the following:

  •
  Increase in California of 87,000 members, primarily from the Healthy Families program. The Healthy Families program provides health insurance to children from low-income families.
  •
  Increase in Connecticut and New Jersey of 27,000 members.

        Discontinued plans in 2001 included the Florida health plan which was sold effective August 1, 2001.

        Government contracts covered approximately 1.5 million eligible individuals under the TRICARE program at June 30, 2002 and 2001. Dependents of active-duty military personnel and retirees and their dependents are automatically eligible to receive benefits under the TRICARE program. Any changes in the enrollment reflect the timing of when the individuals become eligible.

Health Plan Services Premiums

        Health Plan Services premiums decreased $64.0 million or 3.0% for the second quarter ended June 30, 2002 and $115.0 million or 2.8% for the six months ended June 30, 2002 as compared to the same periods in 2001 primarily due to the effects of the sale of the Florida health plan, partially offset by premium increases in the remaining health plans. Our Florida health plan, which was sold effective August 1, 2001, had premiums of $143.1 million and $293.9 million for the three and six months ended June 30, 2001, respectively, excluding the Florida PPO premiums retained by us. Our Health Plan Services premiums, excluding the Florida health Plan and the Florida PPO premiums retained by us, increased by 4.3% for the second quarter ended June 30, 2002 as compared to the same period in 2001. These changes are primarily due to the following:

  •
  Increase in commercial premiums of $69.0 million or 5% for the three months ended June 30, 2002 as compared to the same period in 2001 is due to a 13% increase in premiums on a PMPM basis partially offset by an 8% decrease in member months. Increase in commercial premiums of $140.6 million or 5% for the six months ended June 30, 2002 as compared to the same period in 2001 is due to a 12% increase in premiums on a PMPM basis partially offset by a 7% decrease in member months. The premium increases on a PMPM basis were in large, small and individual groups primarily in Arizona, California, Connecticut and New York. The majority of the decrease in member months were from non-renewal of members in our large group HMO product.
  •
  Decrease in Medicare risk premiums of $32.7 million or 8% for the three months ended June 30, 2002 as compared to the same period in 2001 is due to a 16% decrease in member months, partially offset by an 8% increase in premium yields on a PMPM basis. Increase in Medicare risk premiums of $48.2 million or 6% for the six months ended June 30, 2002 as compared to the same period in 2001 is due to a 14% decrease in member months, partially offset by an 8% increase in premiums on a PMPM basis. The decrease in member months is from exiting certain unprofitable counties.
  •
  Increase in Medicaid premiums of $43.7 million or 19% for the three months ended June 30, 2002 as compared to the same period in 2001 is due to a 16% increase in member months and a 3% increase in premiums on a PMPM basis. Increase in Medicaid premiums of $88.8 million or 20% for the six months ended June 30, 2002 as compared to the same period in 2001 is due to an 18% increase in member months and a 2% increase in premiums on a PMPM basis. These increases are primarily from membership increases in the Health Families program in California.

Government Contracts/Specialty Services Revenues

        Government Contracts/Specialty Services revenues increased by $29.7 million or 7.1% for the second quarter ended June 30, 2002 and by $71.2 million or 8.8% for the six months ended June 30, 2002 as compared to the same periods in 2001 primarily due to the following:

  •
  Increase in revenues of $35.6 million for the three months ended June 30, 2002 as compared to the same period in 2001 is primarily from increases in risk sharing revenues from increased health care estimates and higher administrative change order costs from a new benefit, TRICARE for Life, provided by TRICARE for which we are providing a service for the affected beneficiaries,
  •
  Increase in revenues of $98.2 million for the six months ended June 30, 2002 as compared to the same period in 2001 is primarily from TRICARE contracts from anticipated growth in base contract pricing of $35.8 million, increased revenue from change order activity from our new product, TRICARE for Life, of $38.7 million and risk sharing revenue from increased health care cost estimates of $23.7 million, offset by,
  •
  Decreases in revenues of $1.0 million and $14.9 million for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001 is primarily from a change in the reimbursement methodology for TRICARE from managed care risk to an ASO basis for the mental health products, and
  •
  Decreases in revenues of $3.7 million and $9.1 million for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001 is primarily from our bill review subsidiary due to a decrease in volume from loss of business. Effective July 1, 2002, we sold our claims processing subsidiary which generated approximately $4 million in revenues per quarter.

Investment and Other Income

        Investment and other income decreased by $6.5 million or 26.4% for the second quarter ended June 30, 2002 and by $15.2 million or 30.4% for the six months ended June 30, 2002 as compared to the same periods in 2001. This decline is primarily due to investment income decreasing as a result of continued declines in interest rates of an average of 140 basis points and 95 basis points in the second quarter and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. In order to increase investment income, we began to reposition certain of our investable assets to those with longer durations within our regulated health plans.

        Effective July 1, 2002, we sold $3.0 million, par, of WorldCom (MCI) bonds and recognized a pretax loss of $1.8 million in the second quarter ended June 30, 2002.

Health Plan Services Costs and MCR

        Total health plan services costs, including capitated costs, decreased by $86.8 million or 4.8% and $145.0 million or 4% for the three and six months ended June 30, 2002 and 2001, respectively, as compared to the same periods in 2001 primarily due to the effects of the Florida health plan sale. Excluding the effects of the sale of the Florida health plan, the changes are primarily due to the following:

  •
  Commercial medical costs on a PMPM basis increased by 13% in the second quarter ended June 30, 2002 and by 12% in the six months ended June 30, 2002 as compared to the same periods in 2001 due to additional hospital and physician costs resulting from higher unit cost and utilization. The increases were seen in all markets.
  •
  Medicare medical costs on a PMPM basis increased by 6% in the second quarter ended June 30, 2002 and by 7% in the six months ended June 30, 2002 as compared to the same periods in 2001 due to increased physician and hospital costs resulting from increased utilization.

  •
  Medicaid medical costs on a PMPM basis increased by 2% in the second quarter and six months ended June 30, 2002 as compared to the same periods in 2001 due to increased pharmacy and ancillary services costs resulting from increased utilization.

        Our Health Plan Services MCR decreased to 84.8% for the second quarter ended June 30, 2002 from 86.3% for the same period in 2001 and to 84.6% for the six months ended June 30, 2002 from 85.7% for the same period in 2001. Excluding the effects of the Florida health plan sale and excluding the Florida PPO business retained by us, our Health Plan Services MCR was 85.2% for the second quarter ended June 30, 2001. The improvements in our Health Plan Services MCRs are due to pricing increases above the health care cost trend. The increases in our overall Health Plan Services premiums on a PMPM of 5% and 4% for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001 outpaced the increases in our overall health care costs on a PMPM basis of 3% for the three and six months ended June 30, 2002 as compared to the same periods in 2001.

Government Contracts/Specialty Services Costs and MCR

        Government Contracts/Specialty Services costs increased by $24.5 million or 8.1% for the second quarter ended June 30, 2002 and by $68.0 million or 11.8% for the six months ended June 30, 2002 compared to the same periods in 2001. Government Contracts/Specialty Services MCR increased to 73.0% and 73.4% in the second quarter and six months ended June 30, 2002, respectively, as compared to 72.4% and 71.4% for the same periods in 2001. These increases are primarily due to the following:

  •
  Increase in health care costs of $24.6 million for the three months ended June 30, 2002 as compared to the same period in 2001 primarily due to $14.3 million in change orders and $10.3 million in health care and subcontracting costs,
  •
  Increase in health care costs of $68.1 million for the six months ended June 30, 2002 as compared to the same period in 2001 primarily due to $22.4 million in contract extensions, $26.4 million in change orders, $9.0 million in risk sharing and $10.3 million in health care and subcontracting costs, and
  •
  Behavioral health, bill review and claims processing costs were essentially flat for the three and six months ended June 30, 2002 as compared to the same periods in 2001.

Selling, General and Administrative (SG&A) Expenses

        The administrative expense ratio (SG&A and depreciation as a percentage of Health Plan Services premiums and Government Contracts/Specialty Services revenues) decreased to 13.5% and 13.7% for the second quarter and six months ended June 30, 2002, respectively, as compared to 13.8% and 14.1% for the same periods in 2001. The decrease was attributable to our ongoing efforts to control our SG&A costs including implementation of a restructuring plan in the third quarter of 2001. We expect the administrative expense ratio to further decline throughout 2002 as the restructuring plan is completed. Excluding the Florida health plan sale effective on August 1, 2001, the administrative expense ratio was 14.0% and 14.3% for the three and six months ended June 30, 2001, respectively.

Amortization and Depreciation

        Amortization and depreciation expense decreased by $7.6 million or 29.6% for the second quarter ended June 30, 2002 and by $17.7 million or 34.0% for the six months ended June 30, 2002 as compared to the same periods in 2001 primarily due to the following:

  •
  Decrease in depreciation expense of $1.0 million and $4.5 million for the second quarter and six months ended June 30, 2002, respectively, primarily due to asset impairments included in the restructuring charges recorded in the third quarter of 2001, partially offset by additional depreciation from purchases of internal use software in 2001, and

  •
  Decrease in amortization expense of $6.6 million and $13.2 million for the second quarter and six months ended June 30, 2002, respectively, due to cessation of goodwill amortization as a result of adopting SFAS No. 142 effective January 1, 2002.

Interest Expense

        Interest expense decreased by $6.1 million or 37.0% for the second quarter ended June 30, 2002 and by $10.3 million or 33.5% for the six months ended June 30, 2002, as compared to the same periods in 2001 primarily due to the following:

  •
  A $109.9 million decrease in long-term debt from June 30, 2001, and

  •
  The average borrowing rate under our credit facility was 2.8% for the second quarter and six months ended June 30, 2002 as compared to the average borrowing rates of 6.5% and 7.1% for the second quarter and six months ended June 30, 2001, respectively.

Loss on Assets Held for Sale

        Effective July 1, 2002, we sold our claims processing subsidiary, EOS Claims Services, Inc. (EOS Claims), to Tristar Insurance Group, Inc. (Tristar). In connection with the sale, we received $500,000 in cash, and also entered into a Payor Services Agreement. Under the Payor Services Agreement, Tristar has has agreed to exclusively use EOS Managed Care Services, Inc. (one of our remaining subsidiaries) for various managed care services to its customers and clients.

        We estimated and recorded a $2.6 million pretax loss on the sale of EOS Claims during the second quarter ended June 30, 2002. EOS Claims, excluding the $2.6 million pretax loss on sale, had the following financial results (amounts in millions):

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Total revenues	$3.6	$3.8	$7.2	$8.2
Income (loss) before income taxes and cumulative effect of a change in accounting principle	$0.1	$(1.4)	$0.1	$(2.3)

        As of the date of sale, EOS Claims had no net equity after dividends to its parent company and the goodwill impairment charge taken in the first quarter ended March 31, 2002. EOS Claims was reported as part of our Government Contracts/Specialty Services reportable segment.

        Effective August 1, 2001, we sold our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc. (the Plan), to Florida Health Plan Holdings II, L.L.C. In connection with the sale, we received approximately $49 million which consists of $23 million in cash and approximately $26 million in a secured six-year note bearing eight percent interest per annum. We also sold the corporate facility building used by our Florida health plan to DGE Properties, LLC for $15 million, payable by a secured five-year note bearing eight percent interest per annum. We estimated and recorded a $76.1 million pretax loss on the sales of our Florida health plan and the related corporate facility building during the second quarter ended June 30, 2001.

        Under the Stock Purchase Agreement that evidenced the sale (as amended, the SPA), we, through our subsidiary FH Assurance Company (FHAC), entered into a reinsurance agreement (the Reinsurance Agreement) with the Plan. Under the terms of the Reinsurance Agreement, FHAC will reimburse the Plan for certain medical and hospital expenses arising after the Florida health plan sale. The Reinsurance Agreement will cover claims arising from all commercial and governmental health care contracts or other agreements in force as of July 31, 2001 and any renewals thereof up to 18 months after July 31, 2001. The Reinsurance Agreement provides that the Plan will be reimbursed for medical and hospital expenses relative to covered claims in excess of certain baseline medical loss ratios, as follows:

  •
  88% for the six-month period commencing on August 1, 2001;

  •
  89% for the six-month period commencing on February 1, 2002;

  •
  90% for the six-month period commencing on August 1, 2002.

        The Reinsurance Agreement is limited to $28 million in aggregate payments and is subject to the following levels of coinsurance:

  •
  5% for the six-month period commencing on August 1, 2001;

  •
  10% for the six-month period commencing on February 1, 2002;

  •
  15% for the six-month period commencing on August 1, 2002.

        If the baseline medical loss ratio is less than 90% at the end of the six-month period commencing on August 1, 2002, Health Net is entitled to recover medical and hospital expenses below the 90% threshold up to an amount to not exceed 1% of the total premiums for those members still covered during the six-month period under the Reinsurance Agreement.

        The maximum liability under the Reinsurance Agreement of $28 million was reported as part of loss on assets held for sale as of June 30, 2001, since this was our best estimate of our probable obligation under this arrangement. As the reinsured claims are submitted to FHAC, the liability is reduced by the amount of claims paid.

        The indemnification obligation is for all pending and threatened litigation as of the closing date and certain specific provider contract interpretation or settlement disputes. At this time, we are unable to quantify an estimated liability related to the indemnified obligations due to the status and uncertainty of any pending or threatened litigation and the specific provider contract disputes.

        The SPA provides for the following three true-up adjustments that could result in an adjustment to the loss on the sale of the Plan:

  •
  A retrospective post-closing settlement of statutory equity based on subsequent adjustments to the closing balance sheet for the Plan.

  •
  A settlement of unpaid provider claims as of the closing date based on claim payments occurring during a one-year period after the closing date.

  •
  A settlement of the reinsured claims in excess of certain baseline medical loss ratios. Final Settlement is not scheduled to occur until the latter part of 2003. The development of claims and claims related metrics and information provided by Florida Health Plan Holdings II, L.L.C. have not resulted in any revisions to the maximum $28 million liability we originally estimated.

        As of June 30, 2002, we did not have sufficient additional information for the true-up adjustments to estimate any adjustment to the loss on the sale of the Plan.

        The Florida health plan, excluding the $76.1 million loss on sale, had total revenues of $144.4 million and a pretax loss of $(12.0) million for the second quarter ended June 30, 2001, and total revenues of $297.0 million and a pretax loss of $(15.0) million for the six months ended June 30, 2001. The effect of the suspension of the depreciation on the corporate facility building was immaterial for the three and six months ended June 30, 2001. At the date of sale, the Florida health plan had $41.5 million in net equity. The Florida health plan was reported as part of our Health Plan Services reportable segment.

Income Tax Provision

        The effective income tax rate was 33.4% and 34.0% for the second quarter and six months ended June 30, 2002, respectively, as compared with 37.0% for the same periods in 2001. The decreases of 3.6 percentage points and 3.0 percentage points in the effective tax rates for the second quarter and six months ended June 30, 2002, respectively, compared to the same periods in 2001 are primarily due to the following:

  •
  The adoption of SFAS No. 142 and the cessation of goodwill amortization caused the tax rate to decrease by 2.1 percentage points. The majority of our goodwill amortization has historically been treated as a GAAP to tax permanent difference that has previously increased the effective tax rate, and

  •
  A decrease of 1.2 percentage points and 0.6 percentage points for the second quarter and six months ended June 30, 2002, respectively, compared to the same periods in 2001 due to the tax benefit arising from the sale of a claims processing subsidiary. The tax benefit reflects the effect of goodwill amortization reported in prior years for GAAP reporting purposes. Refer to "Loss on Assets Held for Sale" section of this document.

        The effective tax rates for the second quarter and six months ended June 30, 2002, differed from the statutory federal tax rate of 35.0% due primarily to state income taxes, tax-exempt investment income, business divestiture and examination settlements.

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

        We identified the following six reporting units with goodwill within our businesses: Health Plans, Government Contracts, Managed Health Network (MHN), Dental & Vision, Subacute and Employer and Occupational Service Group (EOSG). In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units upon adoption of this Standard. We used an independent third-party professional services firm with knowledge and experience in performing fair value measurements to assist us in the impairment testing and measurement process. As a result of these impairment tests, we identified goodwill impairment at our behavioral health subsidiary, MHN, and at our managed care and bill review unit, EOSG, in the amounts of $3.5 million and $5.4 million, respectively. Accordingly, we recorded an impairment charge of goodwill of $8.9 million, net of tax benefit of $0, which has been reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the first quarter ended March 31, 2002. As part of our annual goodwill impairment test, we completed an evaluation of goodwill at each of our reporting units as of June 30, 2002. No goodwill impairments were identified in any of our reporting units. We will perform our annual goodwill impairment test as of June 30 in future years. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for more information on our goodwill.

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

        The Company's California HMO subsidiary contracts with providers in California primarily through capitation fee arrangements. The Company's other HMO subsidiaries contract with providers, to a lesser degree, in other areas through capitation fee arrangements. Under a capitation fee arrangement, the Company's subsidiary pays the provider a fixed amount per member on a regular basis and the provider accepts the risk of the frequency and cost of member utilization of services. The inability of providers to properly manage costs under capitation arrangements can result in financial instability of such providers. Any financial instability of capitated providers could lead to claims for unpaid health care against the Company's HMO subsidiaries, even though such subsidiaries have made their regular payments to the capitated providers. Depending on state law, the Company's HMO subsidiaries may or may not be liable for such claims. In California, the issue of whether HMOs are liable for unpaid provider claims is subject to certain ongoing disputes. The California agency that until July 1, 1999 acted as regulator of HMOs, had issued a written statement to the effect that HMOs are not liable for such claims. In addition, recent court decisions have narrowed the scope of such liability in a manner generally favorable to HMOs. However, ongoing litigation on the subject continues among providers and HMOs, including the Company's California HMO subsidiary.

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

        Government health care receivables are best estimates of payments that are ultimately collectible or payable. Since these amounts are subject to government audit, negotiation and appropriations, amounts ultimately collected may vary significantly from current estimates. Additionally, the timely collection of these receivables is also impacted by government audit and negotiation and could extend for periods beyond a year. Amounts receivable under government contracts were $128.7 million and $99.6 million as of June 30, 2002 and December 31, 2001, respectively.

Operating Cash Flows

        Net cash used in operating activities was $51.1 million for the six months ended June 30, 2002 compared to net cash provided by operating activities of $316.9 million for the same period in 2001. The decrease in operating cash flows of $368.0 million was due primarily to the following:

  •
  A net decrease in cash flows from amounts receivable/payable under government contracts of $264.3 million for the six months ended June 30, 2002 as compared to the same period in 2001. This is primarily due to cash collection in January 2001 of $329 million of the outstanding TRICARE receivables as part of our global settlement. Of the $389 million global settlement, $60 million had been received in December 2000. The net settlement amount of $284 million, after paying vendors, providers and amounts owed back to the government, was applied to the continuing operating needs of the three TRICARE contracts and to reducing the outstanding balance of our, then, outstanding notes payable, and

  •
  A net decrease in cash flows from reserves for claims and other settlements of $116.3 million for the six months ended June 30, 2002 as compared to the same period in 2001. This is primarily due to improved operations and faster claims payment cycles, increase in shared risk and other provider settlements, and a significant reduction in TRICARE claims. In addition, days claims payable were 53 as of June 30, 2002 compared to 54 as of June 30, 2001 due to improved operations and faster claims payment cycles.

        As part of our ongoing selling, general and administrative expense reduction efforts, during the third quarter of 2001, we finalized a formal plan to reduce operating and administrative expenses for all business units within the Company (the 2001 Plan). In connection with the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative, financial and technology functions. We recorded pretax restructuring charges of $79.7 million during the third quarter ended September 30, 2001 (2001 Charge). Of the total 2001 Charge, approximately $49.5 million was expected to result in cash outlays. We plan to use cash flows from operations to fund the remaining payments of $13.3 million. As of June 30, 2002, we paid $36.2 million, of which $15.0 million was paid in the six months ended June 30, 2002. We intend to pay the remaining $13.3 million by September 30, 2002. See Note 5 to the accompanying condensed consolidated financial statements.

Investing Activities

        Net cash used in investing activities was $122.8 million during the six month ended June 30, 2002 as compared to net cash provided by investing activities of $17.9 million during the same period in 2001. In order to increase investment income, we began to reposition certain of our investable assets to those with longer durations within our regulated health plans.

        Throughout 2000, 2001 and the six months ended June 30, 2002, we provided funding in the amount of approximately $12.4 million in exchange for preferred stock and notes receivable from MedUnite, Inc., an independent company, funded and organized by seven major managed health care companies. MedUnite, Inc. is designed to provide on-line internet provider connectivity services including eligibility information, referrals, authorizations, claims submission and payment. The funded amounts are included in other noncurrent assets.

Financing Activities

        Net cash used in financing activities was $62.7 million during the six months ended June 30, 2002 as compared to $136.1 million during the same period in 2001. The change was primarily due to the following:

  •
  A $66.2 million net decrease in the repayment of funds previously drawn under our credit facilities, and

  •
  The repurchases of $28.4 million of our common stock was offset by $35.5 million in proceeds received from the exercise of stock options and employee stock purchases.

        On May 2, 2002, we announced that our board of directors has authorized us to repurchase up to $250 million of the Company's Class A Common Stock. Share repurchases will be made under this repurchase program from time to time through open market purchases or through privately negotiated transactions. We plan to use cash flows from operations to fund any share repurchases. We purchased one million shares at an average price of $28.37 per share during second quarter ended June 30, 2002 pursuant to this program.

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

        On June 28, 2001, we refinanced our previous $1.5 billion revolving credit facility with credit agreements for two new revolving syndicated credit facilities, with Bank of America, N.A. as administrative agent. The new facilities, providing for an aggregate of $700 million in borrowings, consist of a $175 million 364-day revolving credit facility and a $525 million five-year revolving credit and competitive advance facility. Committed loans under the credit facilities bear interest at a rate equal to either (1) the greater of the federal funds rate plus 0.5% and the applicable prime rate or (2) LIBOR plus a margin that depends on our senior unsecured credit rating. Loans obtained through the bidding process bear interest at a rate determined in the bidding process.

        We pay fees on outstanding letters of credit and a facility fee, computed as a percentage of the lenders' commitments under the credit facilities, which varies from 0.130% to 0.320% per annum for the 364-day credit facility and from 0.155% to 0.375% per annum for the five-year credit facility, depending on our senior unsecured credit rating.

        On June 27, 2002, the credit agreement for the 364-day credit facility was amended to extend the term of this facility for an additional year. A copy of the amendment is filed as an exhibit to this Form 10-Q.

        The credit agreements contain negative covenants, including financial covenants, that impose restrictions on our operations. As of June 30, 2002, we were in compliance with the covenants of the credit facilities.

        We lease office space under various operating leases. In addition, we have entered into long-term service agreements with third parties. As of June 30, 2002, there are eight years remaining on these service agreements with minimum future commitments totaling $70.1 million. These lease and service agreements are cancelable with substantial penalties.

        Our future minimum lease and service fee commitments and scheduled principal repayments on the senior notes payable and capital leases are as follows (amounts in thousands):

	Future Minimum Lease and Service Fee Commitments	Senior Notes Payable and Capital Leases
2002 (excluding January—June)	$32,654	$198
2003	59,813	166
2004	51,481	—
2005	35,647	—
2006	30,164	120,000
Thereafter (through 2010)	119,970	400,000

Total minimum commitments	$329,729	$520,364

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principle areas requiring the use of estimates include revenue recognition, reserves for claims and other settlements, reserves for contingent liabilities, amounts receivable or payable under government contracts and recoverability of long-lived assets. Accordingly, we consider accounting policies on these areas to be critical in preparing our consolidated financial statements. A significant change in any one of these amounts may have a significant impact on our consolidated results of operations and financial condition. A more detailed description of the significant accounting policies that we use in preparing our financial statements is included in the notes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2001.

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

        On a monthly basis, we estimate the amount of uncollectible receivables to reflect allowances for doubtful accounts. The allowances for doubtful accounts are estimated based on the creditworthiness of our customers, our historical collection rates and the age of our unpaid balances. During this process, we also assess the recoverability of the receivables, and an allowance is recorded based upon their net realizable value. Those receivables that are deemed to be uncollectible, such as receivables from bankrupt employer groups, are fully written off against their corresponding asset account, with a debit to the allowance to the extent such an allowance was previously recorded.

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

        We recognize an estimated loss from such loss contingencies when we believe it is both probable that a loss will be incurred and that the amount of the loss can be reasonably estimated. Our loss estimates are based in part on an analysis of potential results and the stage of the proceedings, our relevant insurance coverage and any other relevant information available. While the final outcome of these proceedings can not be determined at this time, based on information presently available we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition. In addition, the ultimate outcome of these loss contingencies cannot be predicted with certainty and it is difficult to measure the actual loss, if any, that might be incurred.

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

Recoverability of Long-Lived Assets and Investments

        We periodically assess the recoverability of our long-lived assets including property and equipment and other long-term assets and investments where events and changes in circumstances would indicate that we might not recover the carrying value. The significant judgment required in our recoverability assessment is the determination of the estimated fair values of the long-lived assets and assessment of other-than-temporary decline in value, if applicable. We make certain assumptions regarding estimated future cash flows from the long-lived assets, other economic factors and, if applicable, the eventual disposition of the long-lived assets. If the carrying value of these long-lived assets is deemed to be not recoverable, such assets are impaired and written down to their estimated fair values.

STATUTORY CAPITAL REQUIREMENTS

        Our subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations. We contributed $10.5 million in cash to certain of our subsidiaries to meet capital requirements during the six months ended June 30, 2002. As of June 30, 2002, our subsidiaries were in compliance with all minimum capital requirements, except for our behavioral health reinsurance subsidiary domiciled in Arizona which was not in compliance with the minimum capital requirements as required by the Arizona Department of Insurance due to the cumulative effect of operating losses. This impairment was cured on August 8, 2002. Except for the $1.0 million capital contribution made to cure this impairment in August 2002, we did not make any capital contributions to our subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations during July 2002 and through August 9, 2002.

        Effective January 1, 2001, certain of the states in which our regulated subsidiaries operate adopted the codification of statutory accounting principles. This means that the amount of capital contributions required to meet risk-based capital and minimum capital requirements may change. Any reduction in the statutory surplus as a result of adopting the codification of statutory accounting principles may require us to contribute additional capital to our subsidiaries to satisfy minimum statutory net worth requirements. As of June 30, 2002, the adoption of the codification of statutory accounting principles did not have a material impact on the amount of capital contributions required to meet risk-based capital and other minimum capital requirements.

        Legislation has been or may be enacted in certain states in which our subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders.

        As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends which can be paid by our regulated company subsidiaries to us without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. We believe that as of June 30, 2002, all of our health plans and insurance subsidiaries met their respective regulatory requirements, except for our behavioral health reinsurance subsidiary domiciled in Arizona as referenced above.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 (HIPAA)

        In December 2000, the Department of Health and Human Services (DHHS) promulgated regulations under HIPAA related to the privacy and security of electronically transmitted protected health information. The new regulations require health plans, clearinghouses and providers to (a) comply with various requirements and restrictions related to the use, storage and disclosure of protected health information, (b) adopt rigorous internal procedures to safeguard protected health information and (c) enter into specific written agreements with business associates to whom protected health information is disclosed. The regulations also establish significant criminal penalties and civil sanctions for noncompliance. In addition, the regulations could expose the Company to additional liability for, among other things, violations of the regulations by its business associates. The costs required to comply with these regulations under HIPAA could be significant and could have a material adverse impact on the Company's business or results of operations. However, the Company currently believes that, if it continues to properly implement changes to its operations to comply with these regulations, such costs will neither be significant nor have such a material adverse effect.

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

        We assumed a portfolio disposition period of 30 days with a confidence level of 95 percent for the 2002 computation of VAR. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $5.9 million as of June 30, 2002.

        Our calculated value-at-risk exposure represents an estimate of reasonably possible net losses that could be recognized on its investment portfolios assuming hypothetical movements in future market rates and are not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the Company's investment portfolios during the year. The Company, however, believes that any loss incurred (other than loss due to issuer-specific credit risks) would be substantially offset by the effects of interest rate movements on the Company's liabilities, since these liabilities are affected by many of the same factors that affect asset performance; that is, economic activity, inflation and interest rates, as well as regional and industry factors.

        In addition to the market risk associated with its investments, the Company has some interest rate market risk due to its floating rate borrowings. Notes payable, capital leases and other floating rate and fixed rate financing arrangements totaled $519 million as of June 30, 2002 with a related average interest rate of 7.1% (which interest rate is subject to change because of the varying interest rates that apply to borrowings under the credit facilities). See a description of the credit facilities under "Liquidity and Capital Resources."

        The floating rate borrowings are presumed to have equal book and fair values because the interest rates paid on these accounts are based on prevailing market rates. The fair value of our fixed rate borrowing as of June 30, 2002 was approximately $442.5 million which was based on bid quotations from third party data providers. The following table presents the expected cash outflows relating to market risk sensitive debt obligations consistent with the terms of the debt expected to be outstanding for the remainder of 2002 and thereafter.

	2002	2003	2004	2005	2006	Thereafter	Total
Long-term floating rate borrowings:
Principal	$—	$—	$—	$—	$120.0	$—	$120.0
Interest	6.3	3.3	3.3	3.3	1.7	—	17.9

Cash outflow on long-term floating rate borrowings	$6.3	$3.3	$3.3	$3.3	$121.7	$—	$137.9

Fixed-rate borrowings:
Principal	$—	$—	$—	$—	$—	$400.0	$400.0
Interest	33.5	33.5	33.5	33.5	33.5	150.8	318.3

Cash outflow on fixed-rate borrowings	$33.5	$33.5	$33.5	$33.5	$33.5	$550.8	$718.3

Total cash outflow on all borrowings	$39.8	$36.8	$36.8	$36.8	$155.2	$550.8	$856.2

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SUPERIOR NATIONAL INSURANCE GROUP, INC.

        We and our former wholly-owned subsidiary, Foundation Health Corporation ("FHC"), which merged into Health Net, Inc. in January 2001, were named in an adversary proceeding, Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc. ("M&R"), filed on April 28, 2000, in the United States Bankruptcy Court for the Central District of California, case number SV00-14099GM. The lawsuit relates to the 1998 sale of Business Insurance Group, Inc. ("BIG"), a holding company of workers' compensation companies operating primarily in California, by FHC to Superior National Insurance Group, Inc. ("Superior").

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

  •
  FHC breached the stock purchase agreement relating to the sale of BIG; and

  •
  we and FHC were guilty of California securities laws violations in connection with the sale of BIG.

        Superior seeks $300 million in compensatory damages, unspecified punitive damages and the costs of the action, including attorneys' fees.

        On August 1, 2000, a motion filed by us and FHC to remove the lawsuit from the jurisdiction of the Bankruptcy Court to the United States District Court for the Central District of California was granted. Pursuant to a June 12, 2002 intra-district transfer order, the lawsuit is now pending in the District Court under case number CV02-5155 PA. The parties are currently engaged in discovery.

        We intend to defend ourselves vigorously in this litigation. While the final outcome of these proceedings can not be determined at this time, based on information presently available we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition.

FPA MEDICAL MANAGEMENT, INC.

        Since May 1998, several complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. ("FPA") at various times between February 3, 1997 and May 15, 1998. The complaints name as defendants FPA, certain of FPA's auditors, us and certain of our former officers. The complaints allege that we and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between us and FPA, about FPA's business and about our 1997 sale of FPA common stock held by us. All claims against our former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. In early 2000, we filed a motion to dismiss all claims asserted against us in the consolidated federal class actions but have not formally responded to the other complaints. That motion has been withdrawn without prejudice and the consolidated federal class actions have been stayed pending resolution of matters in a related case in which we are not a party. We intend to vigorously defend the actions. While the final outcome of these proceedings can not be determined at this time, based on information presently available we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition.

STATE OF CONNECTICUT V. PHYSICIANS HEALTH SERVICES, INC.

        Physicians Health Services, Inc. (PHS), a subsidiary of ours, was sued on December 14, 1999 in the United States District Court in Connecticut by the Attorney General of Connecticut, Richard Blumenthal, acting on behalf of a group of state residents. The lawsuit was premised on the Federal Employee Retirement Income Security Act ("ERISA") and alleged that PHS violated its duties under ERISA by managing its prescription drug formulary in a manner that served its own financial interest rather than those of plan beneficiaries. The suit sought to have PHS revamp its formulary system and to provide patients with written denial notices and instructions on how to appeal. PHS filed a motion to dismiss which asserted that the state residents the Attorney General purported to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that his office lacked standing to bring the suit and that the allegations failed to state a claim under ERISA. On July 12, 2000, the court granted PHS' motion and dismissed the action. On March 27, 2002, the United States Court of Appeals for the Second Circuit affirmed the district court's dismissal of the action. On June 25, 2002, the plaintiff filed a petition requesting that the United States Supreme Court review the Second Circuit's decision to affirm dismissal of the case. We intend to vigorously defend the action. While the final outcome of these proceedings can not be determined at this time, based on information presently available we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition.

IN RE MANAGED CARE LITIGATION

        The Judicial Panel on Multidistrict Litigation ("JPML") has transferred various class action lawsuits against managed care companies, including us, to the United States District Court for the Southern District of Florida for coordinated or consolidated pretrial proceedings in In re Managed Care Litigation, MDL 1334. This proceeding is divided into two tracks, the subscriber track, which includes actions brought on behalf of health plan members, and the provider track, which includes suits brought on behalf of physicians.

  Subscriber Track

        The subscriber track includes the following actions involving us: Pay v. Foundation Health Systems, Inc. (filed in the Southern District of Mississippi on November 22, 1999), Romero v. Foundation Health Systems, Inc. (filed in the Southern District of Florida on June 23, 2000 as an amendment to a suit filed in the Southern District of Mississippi), State of Connecticut v. Physicians Health Services of Connecticut, Inc. (filed in the District of Connecticut on September 7, 2000), and Albert v. CIGNA Healthcare of Connecticut, Inc., et al. (including Physicians Health Services of Connecticut, Inc. and

Foundation Health Systems, Inc.) (filed in the District of Connecticut on September 7, 2000). The Pay and Romero actions seek certification of nationwide class actions, unspecified damages and injunctive relief and allege that cost containment measures used by our health maintenance organizations, preferred provider organizations and point-of-service health plans violate provisions of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") and ERISA. The Albert suit also alleges violations of ERISA and seeks certification of a nationwide class and unspecified damages and injunctive relief. The State of Connecticut action asserts claims against our subsidiary, Physicians Health Services of Connecticut, Inc., and us that are similar, if not identical, to those asserted in the previous lawsuit which, as discussed above, the United States Court of Appeals for the Second Circuit affirmed dismissal of on March 27, 2002.

        We filed a motion to dismiss the lead subscriber track case, Romero v. Foundation Health Systems, Inc., and on June 12, 2001, the court entered an order dismissing all claims in that suit brought against us with leave for the plaintiffs to re-file an amended complaint. On this same date, the court stayed discovery until after the court ruled upon motions to dismiss the amended complaints and any motions to compel arbitration. On June 29, 2001, the plaintiffs in Romero filed a third amended class action complaint which re-alleges causes of action under RICO, ERISA, common law civil conspiracy and common law unjust enrichment. The third amended class action complaint seeks unspecified compensatory and treble damages and equitable relief. On July 24, 2001, the court heard oral argument on class certification issues. On August 13, 2001, we filed a motion to dismiss the third amended complaint in Romero. On February 20, 2002, the court ruled on our motion to dismiss the third amended complaint in Romero. The court dismissed all claims against us except one ERISA claim. The court further ordered that plaintiffs may file amended complaints, but that no new plaintiffs or claims will be permitted without prior leave of the court. Both plaintiffs and defendants filed motions for reconsideration relating to various parts of the court's dismissal order, which motions were denied. On March 25, 2002, the district court amended its February 20, 2002 dismissal order to include the following statement: "This Order involves a controlling question of law, namely, whether a managed-care subscriber who has not actually been denied care can state a claim under RICO, about which there is substantial ground for difference of opinion and an immediate appeal may materially advance the ultimate termination of this litigation." On April 5, 2002, we joined in a petition to the United States Court of Appeals for the Eleventh Circuit for permission to appeal the question certified by the district court. On May 10, 2002, the Eleventh Circuit denied the petition. On June 26, 2002, the plaintiffs filed with the Court a notice that they will not file an amended complaint against the Company. Health Net filed its answer on July 26, 2002. On July 29, 2002, the Court ordered that the stay of discovery is lifted effective September 30, 2002.

  Provider Track

        The provider track includes the following actions involving us: Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on August 17, 2000 as an amendment to a suit filed in the Southern District of Mississippi), California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. (filed in the Northern District of California in May 2000), Klay v. Prudential Ins. Co. of America, et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on February 22, 2001 as an amendment to a case filed in the Northern District of California), Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Lynch v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Sutter v. Health Net of the Northeast, Inc. (D. N.J.) (filed in New Jersey state court on April 26, 2002), and Medical Society of New Jersey v. Health Net, Inc., et al., (D. N.J.) (filed in New Jersey state court on May 8, 2002).

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

        On March 26, 2001, a consolidated amended complaint was filed in Shane against managed care companies, including us. This consolidated complaint adds new plaintiffs, including Leonard Klay and the California Medical Association (who, as set forth below, had previously filed claims against the Company), and has, in addition to revising the pleadings of the original claims, added a claim under the California Business and Professions Code. On May 1, 2001, we filed a motion to compel arbitration in Shane of the claims of all individual plaintiffs that allege to have treated persons insured by us. On that same date, we filed a motion to dismiss this action. Preliminary discovery and briefing regarding the plaintiffs' motion for class certification has taken place. On May 7, 2001, the court heard oral argument on class certification issues in Shane. On May 9, 2001, the court entered a scheduling order permitting further discovery. On May 14, 2001, Health Net joined in a motion for stay of proceedings in Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (00-1334-MD) in the United States District Court for the Southern District of Florida pending appeal in the 11th Circuit Court of Appeals. On June 17, 2001, the district court stayed discovery until after the district court ruled upon motions to dismiss and motions to compel arbitration. This order staying discovery also applied to other actions transferred to the district court by the Judicial Panel on Multidistrict Litigation, namely California Medical Association v. Blue Cross of California, Inc. et al., Klay v. Prudential Ins. Co. of America, et al., Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc., and Lynch v. Physicians Health Services of Connecticut, Inc. On June 25, 2001, the 11th Circuit Court of Appeals entered an order staying proceedings in the district court pending resolution of the appeals relating to the district court's ruling on motions to compel arbitration. On March 14, 2002, the 11th Circuit affirmed the district court's ruling on motions to compel arbitration. On March 25, 2002, the plaintiffs filed with the Eleventh Circuit a motion for relief from the stay. We joined in an opposition to plaintiff's motion and joined a petition for rehearing of the arbitration issues before the entire Eleventh Circuit panel. On June 21, 2001, the Eleventh Circuit denied the petition for rehearing. On July 12, 2002, the plaintiffs filed a motion requesting leave to amend their complaint. On July 29, 2002, the Court ordered that the stay of discovery is lifted effective September 30, 2002.

        The CMA action alleges violations of RICO, certain federal regulations and the California Business and Professions Code and seeks declaratory and injunctive relief, as well as costs and attorneys' fees. As set forth above, on March 26, 2001, the California Medical Association was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action.

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

        The CSMS case was originally brought in Connecticut state court against Physicians Health Services of Connecticut, Inc. ("PHS-CT") alleging violations of the Connecticut Unfair Trade Practices Act. The complaint alleges that PHS-CT engaged in conduct that was designed to delay, deny, impede and reduce lawful reimbursement to physicians who rendered medically necessary health care services to PHS-CT health plan members. The complaint, which is similar to others filed against us and other managed care companies, seeks declaratory and injunctive relief. On March 13, 2001, the Company removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the federal District Court of Connecticut consolidated this action and Lynch v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint.

        The Lynch case was also originally filed in Connecticut state court. This case was purportedly brought on behalf of physician members of the Connecticut State Medical Society who provide health care services to PHS-CT health plan members pursuant to provider service contracts. The complaint alleges that PHS-CT engaged in improper, unfair and deceptive practices by denying, impeding and/or delaying lawful reimbursement to physicians. The complaint, similar to the complaint referred to above filed against PHS-CT on the same day by the Connecticut State Medical Society, seeks declaratory and injunctive relief and damages. On March 13, 2001, we removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the federal District Court of Connecticut consolidated this action and CSMS v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint.

        On April 26, 2002, plaintiff John Ivan Sutter, M.D., P.A. filed an amended complaint in New Jersey state court joining Health Net of the Northeast, Inc. ("Health Net of the Northeast"), a subsidiary of ours, in an action originally brought against Horizon Blue Cross Blue Shield of New Jersey, Inc., CIGNA Healthcare of New Jersey, Inc. and CIGNA Corp (collectively known as "CIGNA"), United Healthcare of New Jersey, Inc. and United Healthcare Insurance Company and Oxford Health Plans, Inc. The complaint seeks certification of a statewide class of healthcare providers who render or have rendered services to patients who are members of healthcare plans sponsored by the defendants.

        Plaintiff alleges that the defendants engage in unfair and deceptive acts and practices which are designed to delay, deny, impede and reduce compensation to physicians. The complaint seeks unspecified damages and sets forth causes of action for breach of contract, breach of the implied duty of good faith and fair dealing, violations of the New Jersey Prompt Payment Act and the Healthcare Information Networks and Technologies Act (the "HINT Act"), reformation, violations of the New Jersey Consumer Fraud Act, unjust enrichment and conversion. On May 22, 2002, the New Jersey state court severed the action filed by Dr. Sutter into five separate cases, including an action against Health Net of the Northeast only. On May 24, 2002, Health Net of the Northeast removed the case against it to federal court. That same day, the CIGNA entities removed plaintiff Sutter's action against them to federal court and the United Healthcare entities removed plaintiff Sutter's action against them to federal court. Plaintiff moved to remand all of these cases to state court and the defendants moved to stay the cases pending ruling by the JPML as to whether these cases should be transferred to MDL 1334 for coordinated or consolidated pretrial proceedings. On July 9, 2002, the federal district court denied plaintiff's motion to remand without prejudice, consolidated the cases against Health Net of the Northeast, the CIGNA entities, and the United Healthcare entities into one case for pretrial proceedings, and stayed the case pending the JPML's ruling on transfer to MDL 1334. On July 18,

2002, the JPML transferred this action to MDL 1334 for coordinated or consolidated pretrial proceedings.

        On May 8, 2002, the Medical Society of New Jersey filed a complaint in New Jersey state court against us and our subsidiaries Health Net of the Northeast, Inc., First Option Health Plan of New Jersey, Inc., and Health Net of New Jersey, Inc. (the "Health Net defendants"). Plaintiff brought this action on its own behalf and purportedly on behalf of its physician members and alleges that the Health Net defendants engage in practices which are designed to delay, deny, impede and reduce compensation to physicians. Plaintiff has requested declaratory and injunctive relief and has set forth causes of action for violation of public policy, violations of the New Jersey Consumer Fraud Act, violations of the HINT Act and tortious interference with prospective economic relations. On June 14, 2002 the Health Net defendants removed this case to federal court. On July 3, 2002, the Health Net defendants filed a motion to stay this action pending ruling by JPML on whether to transfer this case to MDL 1334. On July 15, 2002, plaintiff filed a motion to remand this case to state court. On August 2, 2002, the JPML transferred this case to MDL 1334 for coordinated or consolidated pretrial proceedings.

        We intend to defend ourselves vigorously in this litigation. While the final outcome of these proceedings can not be determined at this time, based on information presently available we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition.

MISCELLANEOUS PROCEEDINGS

        We and certain of our subsidiaries are also parties to various other legal proceedings, many of which involve claims for coverage encountered in the ordinary course of our business. While the final outcome of these proceedings can not be determined at this time, based on information presently available we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES

        On May 2, 2002, we announced that our board of directors has authorized us to repurchase up to $250 million of our Class A Common Stock. Share repurchases will be made under this repurchase program from time to time through open market purchases or through privately negotiated transactions. We plan to use cash flows from operations to fund any share repurchases. We repurchased one million shares at an average price of $28.37 per share during second quarter ended June 30, 2002 pursuant to this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 23, 2002, we held our 2002 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, our stockholders voted upon proposals to (i) elect ten directors, each to serve a one-year term (Proposal 1), (ii) ratify the selection of Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2002 (Proposal 2); and (iii) adopt the Health Net, Inc. 2002 Stock Option Plan (Proposal 3). The following provides voting information for all matters voted upon at the Annual Meeting, and includes a separate tabulation with respect to each nominee for director:

Proposal 1

Election of Directors	Votes For	Votes Against	Votes Withheld	Broker Non-Votes
J. Thomas Bouchard	113,919,071	0	3,008,557	0
Gov. George Deukmejian	113,905,513	0	3,022,115	0
Thomas T. Farley	113,914,630	0	3,012,998	0
Gale S. Fitzgerald	116,070,787	0	856,841	0
Patrick Foley	116,092,043	0	835,585	0
Jay M. Gellert	116,065,703	0	861,925	0
Roger F. Greaves	115,813,448	0	1,114,180	0
Richard W. Hanselman	116,087,537	0	840,091	0
Richard J. Stegemeier	113,894,864	0	3,032,764	0
Bruce G. Willison	113,900,087	0	3,027,541	0

        Since each of the nominees received the affirmative vote of a majority of the votes cast, each of the nominees was elected as a director for an additional term at the Annual Meeting.

Proposal 2

        With respect to the ratification of the selection of Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2002, 109,663,004 votes were cast in favor, 7,236,151 votes were cast against and 28,473 votes were withheld for such proposal. There were no broker non-votes for this proposal. Since this proposal received the affirmative vote of a majority of the votes cast on this proposal, the selection of Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2002 was ratified.

Proposal 3

        With respect to the adoption of the Health Net, Inc. 2002 Stock Option Plan, 87,851,271 votes were cast in favor, 28,961,532 votes were cast against and 114,825 votes were withheld for such proposal. There were no broker non-votes for this proposal. Since this proposal received the affirmative vote of a majority of the votes cast on this proposal, the Health Net, Inc. 2002 Stock Option Plan was adopted.

ITEM 5. OTHER INFORMATION

RECENT DEVELOPMENTS

FLORIDA OPERATIONS

        Effective August 1, 2001, we sold our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc. (the "Florida Plan"), to Florida Health Plan Holdings II, L.L.C. In connection with the sale, we received approximately $49 million which consisted of $23 million in cash and approximately $26 million in a secured six-year note bearing eight percent interest per annum. We also sold the corporate facility building used by the Florida Plan to DGE Properties, LLC for $15 million, payable by a secured five-year note bearing eight percent interest per annum. We estimated and recorded a $76.1 million pretax loss on the sales of our Florida Plan and the related corporate facility building during the second quarter ended June 30, 2001.

        Under the Stock Purchase Agreement that evidenced the sale (as amended, the "SPA"), we, through our subsidiary FH Assurance Company ("FHAC"), entered into a reinsurance agreement (the "Reinsurance Agreement") with the Florida Plan. Under the terms of the Reinsurance Agreement,

FHAC will reimburse the Florida Plan for certain medical and hospital expenses arising after the sale. The Reinsurance Agreement will cover claims arising from all commercial and governmental health care contracts or other agreements in force as of July 31, 2001 and any renewals thereof up to 18 months after July 31, 2001. The Reinsurance Agreement provides that the Florida Plan will be reimbursed for medical and hospital expenses relative to covered claims in excess of certain baseline medical loss ratios, as follows:

  •
  88% for the six-month period commencing on August 1, 2001;

  •
  89% for the six-month period commencing on February 1, 2002;

  •
  90% for the six-month period commencing on August 1, 2002.

        The Reinsurance Agreement is limited to $28 million in aggregate payments and is subject to the following levels of coinsurance:

  •
  5% for the six-month period commencing on August 1, 2001;

  •
  10% for the six-month period commencing on February 1, 2002;

  •
  15% for the six-month period commencing on August 1, 2002.

        If the baseline medical loss ratio is less than 90% at the end of the six-month period commencing on August 1, 2002, Health Net is entitled to recover medical and hospital expenses below the 90% threshold up to an amount to not exceed 1% of the total premiums for those members still covered during the six-month period under the Reinsurance Agreement.

        The maximum liability under the Reinsurance Agreement of $28 million was reported as part of loss on assets held for sale as of June 30, 2001, since this was our best estimate of our probable obligation under this arrangement. As the reinsured claims are submitted to FHAC, the liability is reduced by the amount of claims paid.

        The indemnification obligation is for all pending and threatened litigation as of the closing date and certain specific provider contract interpretation or settlement disputes. At this time, we are unable to quantify an estimated liability related to the indemnified obligations due to the status and uncertainty of any pending or threatened litigation and the specific provider contract disputes.

        The SPA provides for the following three true-up adjustments that could result in an adjustment to the loss on the sale of the Florida Plan:

  •
  A retrospective post-closing settlement of statutory equity based on subsequent adjustments to the closing balance sheet for the Florida Plan.

  •
  A settlement of unpaid provider claims as of the closing date based on claim payments occurring during a one-year period after the closing date.

  •
  A settlement of the reinsured claims in excess of certain baseline medical loss ratios. Final Settlement is not scheduled to occur until the latter part of 2003. The development of claims and claims related metrics and information provided by Florida Health Plan Holdings II, L.L.C. have not resulted in any revisions to the maximum $28 million liability we originally estimated.

        As of June 30, 2002, we did not have sufficient additional information for the true-up adjustments to estimate any adjustment to the loss on the sale of the Florida Plan.

INVESTMENT IN AMCARECO, INC.

        In 1999, we sold our HMO operations in the states of Louisiana, Oklahoma and Texas to AmCareco, Inc. ("AmCareco"). As part of the transaction, we received shares of AmCareco convertible preferred stock with an aggregate par value of $10.7 million and established an allowance of

$4.2 million based on the estimated net realizable value. During 2000, we made additional investments in AmCareco and received subordinated notes totaling $2.6 million. As of June 30, 2002, the net carrying value of our investment in AmCareco was $9.1 million and is included in other noncurrent assets on the accompanying condensed consolidated balance sheets. In July 2002, we exercised our rights to draw upon a $2 million letter of credit that was established by AmCareco to secure the redemption of a portion of our preferred stock of AmCareco. In August 2002, we became aware that the Oklahoma State Health Commissioner will consider whether to continue AmCareco's license in Oklahoma to operate an HMO at a hearing to be held on August 20, 2002 due to AmCareco's alleged violations of Oklahoma's prompt-pay law and AmCareco's failure to maintain the minimum net worth requirement to operate an HMO in that state. The Oklahoma Department of Health has advised the Commissioner not to continue the HMO's license. We also have been advised by AmCareco that there may be regulatory activity of a similar nature relating to AmCareco's HMOs operating in Texas and Louisiana. However, various capital raising activities and initiatives are being pursued by AmCareco to address its statutory capital needs.

        We will continue to monitor the outcome of these developments and consider the impact on the recoverability of our net investment of $7.1 million in AmCareco.

EOS CLAIMS SERVICES, INC.

        Effective July 1, 2002, we sold our claims processing subsidiary, EOS Claims Services, Inc. ("EOS Claims"), to Tristar Insurance Group, Inc. ("Tristar"). In connection with the sale, we received $500,000 in cash, and also entered into a Payor Services Agreement. Under the Payor Services Agreement, Tristar has agreed to exclusively use EOS Managed Care Services, Inc. (one of our remaining subsidiaries) for various managed care services to it customers and clients.

        We estimated and recorded a $2.6 million pretax loss on the sale of EOS Claims during the second quarter ended June 30, 2002. As of the date of sale, EOS Claims had no net equity after dividends to its parent company and the goodwill impairment charge taken in the first quarter ended March 31, 2002. EOS Claims was reported as part of our Government Contracts/Specialty Services reportable segment.

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

        The credit agreement for the 364-day revolving credit facility was amended on June 27, 2002 to extend the term of this facility for an additional 364 days. A copy of the amendment is filed as an exhibit to this Form 10-Q.

        Repayment.    The 364-day credit facility expires on June 26, 2003. We must repay all borrowings under the 364-day credit facility by June 27, 2005. The five-year credit facility expires on June 28, 2006, and we must repay all borrowings under the five-year credit facility by June 28, 2006, unless the five-year credit facility is extended. The five-year credit facility may, at our request and subject to approval by lenders holding two-thirds of the aggregate amount of the commitments under the five-year credit facility, be extended for up to two twelve-month periods to the extent of the commitments made under the five-year credit facility by such approving lenders.

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

  •
  for any period of four consecutive fiscal quarters, the consolidated fixed charge coverage ratio, which is the ratio of (i) our consolidated EBITDA plus consolidated rental expense minus consolidated capital expenditures to (ii) our consolidated scheduled debt payments (defined as the sum of scheduled principal payments, interest expense and rent expense) must be at least 1.5 to 1; and

  •
  we must maintain our consolidated net worth at a level equal to at least $945 million (less the sum of a pretax charge associated with our sale of our Florida health plan and specified pretax charges relating to the write-off of goodwill) plus 50% of our consolidated net income and 100% of our net cash proceeds from equity issuances.

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

CHANGE IN EXECUTIVE OFFICERS.

        Effective April 15, 2002, Gary S. Velasquez resigned as President of Business Transformation & Innovation Services Division of the Company, and effective April 30, 2002, Cora Tellez resigned as President of Health Plans Division of the Company. Effective May 23, 2002, each of the following individuals became executive officers of the Company in the capacities indicated: Jeffrey M. Folick as Executive Vice President of Regional Health Plans and Specialty Companies, Christopher Wing as Executive Vice President of Regional Health Plans and Specialty Companies and James Woys as President of Health Net Federal Services.

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

        We plan on funding the expected future cash outlays of $13.3 million with cash flows from operations. As of June 30, 2002, we paid $36.2 million, of which $15.0 million was paid in the second quarter ended June 30, 2002. We expect the 2001 Plan to be completed by September 30, 2002. As of June 30, 2002, 1,264 of the 1,517 positions have been eliminated. We anticipate that the elimination of the remaining positions associated with the 2001 Charge will also be completed by September 30, 2002.

SHARE REPURCHASE PROGRAM.

        On May 2, 2002, we announced that our board of directors has authorized us to repurchase up to $250 million of our Class A Common Stock. As of June 30, 2002, we had repurchased an aggregate of one million shares of our Class A Common Stock under this repurchase program for aggregate consideration of approximately $28.4 million. Share repurchases will be made under this repurchase program from time to time through open market purchases or through privately negotiated transactions.

POTENTIAL DIVESTITURES.

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
†4.1	Form of Class A Common Stock Certificate, a copy of which is filed herewith.
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
10.12
Separation, Waiver and Release Agreement between Health Net, Inc. and Steven P. Erwin dated March 15, 2002 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12718), and incorporated herein by reference).
10.13
Separation, Waiver and Release Agreement between Health Net, Inc. and Gary Velasquez dated April 15, 2002 (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-12718) and incorporated herein by reference).
10.14
Separation, Waiver and Release Agreement between Health Net, Inc. and Cora Tellez dated April 30, 2002 (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-12718) and incorporated herein by reference).
†10.15	Employment Letter Agreement between Health Net, Inc. and Christopher P. Wing dated March 8, 2002, a copy of which is filed herewith.
†10.16	Employment Letter Agreement between Health Net, Inc. and Jeffrey M. Folick dated March 22, 2002, a copy of which is filed herewith.
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
10.20
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
10.22
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
10.24
Amendment to Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
†10.25	Second Amendment to Amended and Restated 1997 Stock Option Plan, a copy of which is filed herewith.
10.26
Foundation Health Systems, Inc. 1998 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12718) and incorporated herein by reference).
10.27
Amendments to Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
†10.28	Second Amendment to Amended and Restated 1998 Stock Option Plan, a copy of which is filed herewith.
†10.29	Health Net, Inc. 2002 Stock Option Plan, a copy of which is filed herewith.
10.30
Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524) on November 18, 1994 and incorporated herein by reference).
10.31
Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).
10.32
Health Net, Inc. Employee Stock Purchase Plan, as amended and restated as of January 1, 2002 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12718) and incorporated herein by reference.

10.33
Foundation Health Systems, Inc. Executive Officer Incentive Plan (filed as Annex A to the Company's definitive proxy statement on March 31, 2000 (File No. 1-12718) and incorporated herein by reference).
10.34	Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
10.35
Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).
10.36
Managed Health Network, Inc. Incentive Stock Option Plan (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).
10.37
Managed Health Network, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.9 to the Company's Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).
10.38
1990 Stock Option Plan of Foundation Health Corporation (as amended and restated effective April 20, 1994) (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).
10.39
Foundation Health Corporation Directors Retirement Plan (filed as Exhibit 10.96 to Foundation Health Corporation's Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-10540) and incorporated herein by reference).
10.40
Amended and Restated Deferred -Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation's Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).
10.41
Foundation Health Corporation Supplemental Executive Retirement Plan (as Amended and Restated effective April 25, 1995) (filed as Exhibit 10.100 to Foundation Health Corporation's Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).
10.42
Foundation Health Corporation Executive Retiree Medical Plan (as amended and restated effective April 25, 1995) (filed as Exhibit 10.101 to Foundation Health Corporation's Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).
10.43
Five-Year Credit Agreement dated as of June 28, 2001 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender (filed as Exhibit 10.34 to the Company's Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).
10.44
364-Day Credit Agreement dated as of June 28, 2001 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.35 to the Company's Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).
†10.45	First Amendment to 364-Day Credit Agreement dated as of June 27, 2002 among the Company, the lenders party thereto and Bank of America, N.A. as Administrative Agent, a copy of which is filed herewith.

10.46
First Amendment to Office Lease, dated May 14, 2001, between Health Net (a California corporation) and LNR Warner Center, LLC (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12718) and incorporated herein by reference).
10.47
Lease Agreement between HAS-First Associates and Foundation Health Corporation dated August 1, 1998 and form of amendment thereto (filed as Exhibit 10.20 to Foundation Health Corporation's Registration Statement on Form S-1 (File No. 33-34963) on May 17, 1990 and incorporated herein by reference).
10.48
Office Lease dated September 20, 2000 by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).
10.49
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
10.50
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
10.52
Second Amendment to Stock Purchase Agreement dated February 8, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
10.53
Third Amendment to Stock Purchase Agreement dated February 16, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
10.54
Fourth Amendment to Stock Purchase Agreement dated February 28, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
10.55
Fifth Amendment to Stock Purchase Agreement dated May 1, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
10.56
Sixth Amendment to Stock Purchase Agreement dated June 4, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.57
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
†99.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†
A copy of the exhibit is being filed with this Quarterly Report on Form 10-Q.

(b)
REPORTS ON FORM 8-K

        No Current Reports on Form 8-K were filed by the Company during the second quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)
Date: August 14, 2002	By:	/s/ JAY M. GELLERT Jay M. Gellert President and Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2002	By:	/s/ MARVIN P. RICH Marvin P. Rich Executive Vice President, Finance and Operations (Principal Accounting and Financial Officer)

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