Form 10-Q
period 2002-09-30
HEALTH NET INC
filed 2002-11-12
CIK 916085

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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

        The number of shares outstanding of the registrant's Class A Common Stock as of November 5, 2002 was 123,814,291 (excluding 6,483,574 shares held as treasury stock) and no shares of Class B Common Stock were outstanding as of such date.

HEALTH NET, INC.
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEALTH NET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$827,036	$909,594
Investments—available for sale	930,065	856,560
Premiums receivable, net	142,737	183,824
Amounts receivable under government contracts	106,291	99,619
Reinsurance and other receivables	100,245	136,854
Deferred taxes	78,319	72,909
Other assets	99,462	82,583

Total current assets	2,284,155	2,341,943
Property and equipment, net	242,705	253,063
Goodwill, net	762,066	764,381
Other intangible assets, net	23,269	37,433
Deferred taxes	—	23,359
Other noncurrent assets	126,953	139,468

Total Assets	$3,439,148	$3,559,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,273,105	$1,278,036
Unearned premiums	62,550	166,842
Amounts payable under government contracts	3,530	2,284
Accounts payable and other liabilities	297,656	308,364

Total current liabilities	1,636,841	1,755,526
Revolving credit facilities and capital leases	—	195,182
Senior notes payable	398,785	398,678
Deferred taxes	10,886	—
Other noncurrent liabilities	46,677	44,749

Total Liabilities	2,093,189	2,394,135

Commitments and contingencies
Stockholders' Equity:
Common stock and additional paid-in capital	724,235	662,867
Restricted common stock	1,913	—
Unearned compensation	(1,672)	—
Retained earnings	781,326	597,753
Treasury Class A common stock, at cost	(172,072)	(95,831)
Accumulated other comprehensive income	12,229	723

Total Stockholders' Equity	1,345,959	1,165,512

Total Liabilities and Stockholders' Equity	$3,439,148	$3,559,647

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Third Quarter Ended September 30,
	2002	2001
REVENUES
Health plan services premiums	$2,106,657	$2,078,628
Government contracts/Specialty services	452,786	447,862
Investment and other income	18,207	18,449

Total revenues	2,577,650	2,544,939

EXPENSES
Health plan services	1,745,261	1,772,020
Government contracts/Specialty services	349,462	322,782
Selling, general and administrative	335,068	329,339
Depreciation	17,154	15,279
Amortization	1,734	9,426
Interest	9,837	12,735
Asset impairment and restructuring charges	12,167	79,667
Loss on assets held for sale	2,400	—

Total expenses	2,473,083	2,541,248

Income before income taxes	104,567	3,691
Income tax provision	35,543	1,365

Net income	$69,024	$2,326

Basic and diluted earnings per share:
Basic	$0.55	$0.02
Diluted	$0.55	$0.02
Weighted average shares outstanding:
Basic	124,963	123,315
Diluted	126,091	124,965

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
REVENUES
Health plan services premiums	$6,170,809	$6,257,828
Government contracts/Specialty services	1,329,752	1,253,651
Investment and other income	52,871	68,287

Total revenues	7,553,432	7,579,766

EXPENSES
Health plan services	5,183,812	5,355,613
Government contracts/Specialty services	992,793	898,117
Selling, general and administrative	984,520	1,001,641
Depreciation	45,764	48,339
Amortization	7,367	28,265
Interest	30,364	43,581
Asset impairment and restructuring charges	12,167	79,667
Loss on assets held for sale and sale of businesses and properties	5,000	76,072

Total expenses	7,261,787	7,531,295

Income from operations before income taxes and cumulative effect of a change in accounting principle	291,645	48,471
Income tax provision	99,131	17,935

Income from operations before cumulative effect of a change in accounting principle	192,514	30,536
Cumulative effect of a change in accounting principle, net of tax	(8,941)	—

Net income	$183,573	$30,536

Basic earnings per share:
Income from operations	$1.54	$0.25
Cumulative effect of a change in accounting principle	(0.07)	—

Net	$1.47	$0.25

Diluted earnings per share:
Income from operations	$1.52	$0.24
Cumulative effect of a change in accounting principle	(0.07)	—

Net	$1.45	$0.24

Weighted average shares outstanding:
Basic	124,822	123,065
Diluted	126,683	125,084

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$183,573	$30,536
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	53,131	76,604
Loss on assets held for sale and sale of businesses and properties	5,000	76,072
Asset impairments	10,647	27,760
Cumulative effect of a change in accounting principle	8,941	—
Other changes	1,563	2,663
Changes in assets and liabilities, net of the effects of dispositions:
Premiums receivable and unearned premiums	(62,750)	(45,921)
Other assets	43,502	(12,857)
Amounts receivable/payable under government contracts	(5,426)	209,471
Reserves for claims and other settlements	(3,992)	89,896
Accounts payable and other liabilities	3,275	(6,900)

Net cash provided by operating activities	237,464	447,324
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales or maturities of investments	509,461	596,019
Purchases of investments	(550,550)	(673,030)
Net purchases of property and equipment	(36,537)	(53,498)
Cash disposed in the sale of businesses and properties, net of cash received	(5,474)	(58,997)
Other	(11,578)	(21,503)

Net cash used in investing activities	(94,678)	(211,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	44,046	7,962
Proceeds from issuance of notes and other financing arrangements	50,000	601,102
Repayment of borrowings on credit facilities and other financing arrangements	(245,214)	(747,516)
Repurchases of common stock	(74,176)	—

Net cash used in financing activities	(225,344)	(138,452)

Net (decrease) increase in cash and cash equivalents	(82,558)	97,863
Cash and cash equivalents, beginning of period	909,594	1,046,735

Cash and cash equivalents, end of period	$827,036	$1,144,598

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

        Health Net, Inc. (together with its subsidiaries referred to hereafter as the Company, we, us or our) prepared the condensed consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements.

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

2. COMPREHENSIVE INCOME

        Our comprehensive income for the third quarter and nine months ended September 30 is as follows (amounts in millions):

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$69.0	$2.3	$183.6	$30.5
Other comprehensive income, net of tax:
Net change in unrealized appreciation on investments available for sale	6.6	2.5	11.5	6.0

Comprehensive income	$75.6	$4.8	$195.1	$36.5

3. EARNINGS PER SHARE

        Basic earnings per share excludes dilution and reflects net income or loss divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (all of which are comprised of stock options and restricted stock) outstanding during the periods presented. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method. There were 1,128,000 and 1,861,000 shares of dilutive common stock equivalents for the third quarter and nine months ended September 30, 2002, respectively, and 1,650,000 and 2,019,000 shares of dilutive common stock equivalents for the third quarter and nine months ended September 30, 2001, respectively.

        Options to purchase an aggregate of 6,008,000 and 2,486,000 shares of common stock during the third quarter and nine months ended September 30, 2002, respectively, and an aggregate of 6,925,000 and 6,849,000 shares of common stock during the third quarter and nine months ended September 30, 2001, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock for each respective period.

        In April 2002, our board of directors authorized us to repurchase up to $250 million (net of proceeds and tax benefits from the future exercise of employee stock options) of our Class A Common Stock. As of September 30, 2002, we had repurchased an aggregate of 3,162,300 shares of our Class A Common Stock under this repurchase program (see Note 10).

4. SEGMENT INFORMATION

        Our segment information for the third quarter and nine months ended September 30, 2002 and 2001 is as follows (amounts in millions):

	Health Plan Services	Government Contracts/ Specialty Services	Total
Third Quarter Ended September 30, 2002
Revenues from external sources	$2,106.7	$452.8	$2,559.5
Intersegment revenues	—	28.9	28.9
Segment profit	121.5	3.3	124.8
Third Quarter Ended September 30, 2001
Revenues from external sources	$2,078.6	$447.9	$2,526.5
Intersegment revenues	—	30.2	30.2
Segment profit	65.6	10.9	76.5
Nine Months Ended September 30, 2002
Revenues from external sources	$6,170.8	$1,329.8	$7,500.6
Intersegment revenues	—	88.7	88.7
Segment profit	280.0	30.4	310.4
Nine Months Ended September 30, 2001
Revenues from external sources	$6,257.8	$1,253.7	$7,511.5
Intersegment revenues	—	77.0	77.0
Segment profit	171.6	27.6	199.2

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

        Beginning January 1, 2002, we implemented several initiatives to reduce our selling, general and administrative (SG&A) expenses. At that time, we changed our methodology from allocating budgeted costs to allocating actual expenses incurred for corporate shared services to more properly reflect segment costs. Management now uses the segment pretax profit or loss subsequent to the allocation of actual shared services expenses as its measurement of segment performance. We changed our methodology of determining segment pretax profit or loss to better reflect management's revised view of the relative costs incurred proportionally by our reportable segments. Certain prior period balances have been reclassified to conform to management's current view of segment pretax profit or loss.

        A reconciliation of the total reportable segments' measures of profit to the Company's consolidated income before income taxes and cumulative effect of a change in accounting principle for the third quarter and nine months ended September 30, 2002 and 2001 is as follows (amounts in millions):

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Total segment profit	$124.8	$76.5	$310.4	$199.2
(Loss) income from other corporate entities	(14.0)	3.2	(20.3)	(15.7)
Investment income	18.2	16.4	49.1	64.4
Interest expense	(9.8)	(12.7)	(30.4)	(43.6)
Asset impairment and restructuring charges	(12.2)	(79.7)	(12.2)	(79.7)
Loss on assets held for sale and sale of businesses and properties	(2.4)	—	(5.0)	(76.1)

Income before income taxes and cumulative effect of a change in accounting principle as reported	$104.6	$3.7	$291.6	$48.5

        (Loss) income from other corporate entities, which are not part of our Health Plan Services and Government Contracts/Specialty Services reportable segments, are excluded from our measurement of segment performance. Other corporate entities include our facilities, warehouse, reinsurance and surgery center subsidiaries. Investment income and interest expense are also excluded from our measurement of segment performance, as these items are not managed within either of our reportable segments. Asset impairment, restructuring charges and loss on assets held for sale and sale of businesses and properties are excluded from our measurement of segment performance since they are unusual items and are not managed within either of our reportable segments.

5. ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

Asset Impairments

        During the third quarter ended September 30, 2002, pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), we evaluated the carrying value of our investments available for sale in CareScience, Inc. The common stock of CareScience, Inc. has been consistently trading below $1.00 per share since early September 2002 and is at risk of being delisted. As a result, we have determined that the decline in the fair value of CareScience's common stock was other than temporary. The fair value of these investments was determined based on quotations available on a securities exchange registered with the SEC as of September 30, 2002. Accordingly, we recognized a pretax $3.6 million write-down in the carrying value of these investments which is classified as asset impairment and restructuring charges for the third quarter ended September 30, 2002. Subsequent to the write-down, our new cost basis in our investment in CareScience, Inc. was $2.6 million as of September 30, 2002. Our holdings in CareScience, Inc. are included in investments-available for sale on the accompanying condensed consolidated balance sheets.

        Pursuant to SFAS No. 115 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures", we evaluated the carrying value of our investments in convertible preferred stock and subordinated notes of AmCareco, Inc. arising from a previous divestiture of health plans in Louisiana, Oklahoma and Texas in 1999. Since August 2002, authorities in these states have taken various actions, including license denials and liquidation-related processes, that have caused us to determine that the carrying value of these assets is no longer recoverable. Accordingly, we wrote off the total carrying value of our investment of $7.1 million which was included as a charge in asset impairment and restructuring charges for the third quarter ended September 30, 2002. Our investment in AmCareco had been included in other noncurrent assets on the accompanying condensed consolidated balance sheets.

        As of September 30, 2001, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" (SFAS No. 121), we evaluated the carrying value of certain long-lived assets that were affected by the restructuring plan implemented during the third quarter ended September 30, 2001. The affected assets were primarily comprised of information technology systems and equipment, software development projects and leasehold improvements. We determined that the carrying values of these assets exceeded their estimated fair values. The fair values of these assets were determined based on market information available for similar assets. For certain of the assets, we determined that they had no continuing value to us due to our abandoning certain plans and projects in connection with our workforce reductions. Accordingly, we recorded asset impairment charges of $27.9 million consisting entirely of non-cash write-downs of equipment, building improvements and software application and development costs, which charges were included in asset impairment and restructuring charges. The carrying value of these assets was $7.4 million and $9.0 million as of September 30, 2002 and December 31, 2001, respectively.

        The asset impairment charges of $27.9 million included in asset impairment and restructuring charges for the third quarter ended September 30, 2001 consist of $10.8 million for write-downs of assets related to the consolidation of four data centers, including all computer platforms, networks and applications into a single processing facility; $16.3 million related to abandoned software applications and development projects resulting from the workforce reductions, migration of certain systems and investments to more robust technologies; and $0.8 million for write-downs of leasehold improvements.

Restructuring Charges

        As part of our ongoing SG&A expense reduction efforts, during the third quarter of 2001, we finalized a formal plan to reduce operating and administrative expenses for all business units within the Company (the 2001 Plan). In connection with the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative, financial and technology functions. We recorded pretax restructuring charges of $79.7 million during the third quarter ended September 30, 2001 (the 2001 Charge). As of September 30, 2002, we had completed the 2001 Plan. As of September 30, 2002, we had $8.6 million in severance and benefits and lease termination payments remaining to be paid under the 2001 Plan. These payments will be made during the remainder of the respective severance agreement and lease terms.

Severance And Benefit Related Costs

        During the third quarter ended September 30, 2001, we recorded severance and benefit related costs of $43.3 million related to enterprise-wide staff reductions in connection with the 2001 Plan, which costs were included in the 2001 Charge. These reductions included the elimination of 1,517 positions throughout all functional groups, divisions and corporate offices within the Company. As of September 30, 2002, the termination of employees had been completed and we recorded a modification of $1.5 million to reflect an increase in the severance and related benefits in connection with the 2001 Plan from the initial amount of $43.3 million included in the 2001 Charge to a total of $44.8 million. As of September 30, 2002, we had paid out $40.0 million for severance and related benefits in connection with the 2001 Plan. The remaining balance of $4.8 million will be paid during the remainder of the respective severance agreement terms.

Real Estate Lease Termination Costs

        The 2001 Charge included charges of $5.1 million related to termination of lease obligations and non-cancelable lease costs for excess office space resulting from streamlined operations and consolidation efforts. Through September 30, 2002, we had paid $1.3 million of the termination obligations. The remainder of the termination obligations of $3.8 million will be paid during the remainder of the respective lease terms.

Other Costs

        The 2001 Charge included charges of $3.4 million related to costs associated with consolidating certain data center operations and systems and other activities which were completed and paid for in the first quarter ended March 31, 2002.

        The following tables summarize the charges we recorded in 2001 and activities related to those charges during the nine months ended September 30, 2002 (amounts in millions):

		2001 Activity
	2001 Charges	Cash Payments	Non-cash	Balance at December 31, 2001
Severance and benefit related costs	$43.3	$(20.5)	$—	$22.8
Asset impairment costs	27.9	—	(27.9)	—
Real estate lease termination costs	5.1	(0.3)	—	4.8
Other costs	3.4	(0.4)	(2.3)	0.7

Total	$79.7	$(21.2)	$(30.2)	$28.3

		2002 Activity
	Balance at December 31, 2001	Cash Payments	Non-cash	Modification	Balance at September 30, 2002	Expected Future Cash Outlays
Severance and benefit related costs	$22.8	$(19.5)	$—	$1.5	$4.8	$4.8
Real estate lease termination costs	4.8	(1.0)	—	—	3.8	3.8
Other costs	0.7	(0.7)	—	—	—	—

Total	$28.3	$(21.2)	$—	$1.5	$8.6	$8.6

6. ASSETS HELD FOR SALE AND DIVESTITURES

        During the third quarter ended September 30, 2002, we entered into an agreement, subject to certain contingency provisions, to sell a corporate facility building in Trumbull, Connecticut. Accordingly, pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we recorded a pretax $2.4 million estimated loss on assets held for sale consisting entirely of non-cash write-downs of building and building improvements. The carrying value of these assets after the write-downs was $7.9 million as of September 30, 2002. We expect the sale to close no later than September 30, 2003. This corporate facility building is not being used in our operations.

        Effective July 1, 2002, we sold our claims processing subsidiary, EOS Claims Services, Inc. (EOS Claims), to Tristar Insurance Group, Inc. (Tristar). In connection with the sale, we received $500,000 in cash, and also entered into a Payor Services Agreement. Under the Payor Services Agreement, Tristar has agreed to exclusively use EOS Managed Care Services, Inc. (one of our remaining subsidiaries) for various managed care services to its customers and clients. We estimated and recorded a $2.6 million pretax loss on the sale of EOS Claims during the second quarter ended June 30, 2002. We did not record any adjustments to the estimated pretax loss on the sale during the third quarter ended September 30, 2002. EOS Claims, excluding the $2.6 million pretax loss on the sale, had total revenues of $7.2 million and income before income taxes of $0.1 million for the nine months ended September 30, 2002, total revenues of $3.4 million and $11.6 million for the three and nine months ended September 30, 2001, respectively, and loss before income taxes of ($0.9) million and ($3.2) million for the three and nine months ended September 30, 2001, respectively.

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

        We do not have sufficient information regarding the true-up adjustments to estimate any adjustment to the recorded loss on the sale of the Plan as of September 30, 2002.

        The Florida health plan, excluding the $76.1 million loss on sale, had total revenues of $46.2 million and a pretax loss of ($3.7) million for the third quarter ended September 30, 2001, and total revenues of $343.2 million and a pretax loss of ($18.7) million for the nine months ended September 30, 2001. The effect of the suspension of the depreciation on the corporate facility building was immaterial for the three and nine months ended September 30, 2001. At the date of sale, the Florida health plan had $41.5 million in net equity. The Florida health plan was reported as part of our Health Plan Services reportable segment.

7. LEGAL PROCEEDINGS

SUPERIOR NATIONAL INSURANCE GROUP, INC.

        We and our former wholly-owned subsidiary, Foundation Health Corporation (FHC), which merged into Health Net, Inc. in January 2001, were named in an adversary proceeding, Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc. (M&R), filed on April 28, 2000, in the United States Bankruptcy Court for the Central District of California, case number SV00-14099GM. The lawsuit relates to the 1998 sale of Business Insurance Group, Inc. (BIG), a holding company of workers' compensation insurance companies operating primarily in California, by FHC to Superior National Insurance Group, Inc. (Superior).

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

        On August 1, 2000, a motion filed by us and FHC to remove the lawsuit from the jurisdiction of the Bankruptcy Court to the United States District Court for the Central District of California was granted. Pursuant to a June 12, 2002 intra-district transfer order, the lawsuit is now pending in the District Court under case number CV02-5155 PA. On August 23, 2002, pursuant to a stipulation filed by Superior and M&R, Superior dismissed all of its claims against M&R. We and Superior are completing discovery and are engaged in pretrial motions.

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

STATE OF CONNECTICUT V. PHYSICIANS HEALTH SERVICES, INC.

        Physicians Health Services, Inc. (PHS), a subsidiary of ours, was sued on December 14, 1999 in the United States District Court in Connecticut by the Attorney General of Connecticut, Richard Blumenthal, acting on behalf of a group of state residents. The lawsuit was premised on the Federal Employee Retirement Income Security Act (ERISA) and alleged that PHS violated its duties under ERISA by managing its prescription drug formulary in a manner that served its own financial interest rather than those of plan beneficiaries. The suit sought to have PHS revamp its formulary system and to provide patients with written denial notices and instructions on how to appeal. PHS filed a motion to dismiss which asserted that the state residents the Attorney General purported to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that his office lacked standing to bring the suit and that the allegations failed to state a claim under ERISA. On July 12, 2000, the court granted PHS' motion and dismissed the action. On March 27, 2002, the United States Court of Appeals for the Second Circuit affirmed the district court's dismissal of the action. On June 25, 2002, the plaintiff filed a petition requesting that the United States Supreme Court review the Second Circuit's decision to affirm dismissal of the case. On October 7, 2002, the United States Supreme Court denied plaintiff's petition for review.

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

IN RE MANAGED CARE LITIGATION

        The Judicial Panel on Multidistrict Litigation (JPML) has transferred various class action lawsuits against managed care companies, including us, to the United States District Court for the Southern District of Florida for coordinated or consolidated pretrial proceedings in In re Managed Care Litigation, MDL 1334. This proceeding is divided into two tracks, the subscriber track, which includes actions brought on behalf of health plan members, and the provider track, which includes suits brought on behalf of physicians.

Subscriber Track

        The subscriber track includes the following actions involving us: Pay v. Foundation Health Systems, Inc. (filed in the Southern District of Mississippi on November 22, 1999), Romero v. Foundation Health Systems, Inc. (filed in the Southern District of Florida on June 23, 2000 as an amendment to a suit filed in the Southern District of Mississippi), State of Connecticut v. Physicians Health Services of Connecticut, Inc. (filed in the District of Connecticut on September 7, 2000), and Albert v. CIGNA Healthcare of Connecticut, Inc., et al. (including Physicians Health Services of Connecticut, Inc. and Foundation Health Systems, Inc.) (filed in the District of Connecticut on September 7, 2000). The Pay

and Romero actions seek certification of nationwide class actions, unspecified damages and injunctive relief and allege that cost containment measures used by our health maintenance organizations, preferred provider organizations and point-of-service health plans violate provisions of the federal Racketeer Influenced and Corrupt Organizations Act (RICO) and ERISA.

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

        On September 26, 2002, the Court denied plaintiff Romero's motion for class certification. The Court scheduled plaintiff Romero's individual case for trial in May 2003. On October 1, 2002, the Court issued an order referring plaintiff Romero's individual case to mediation. On October 10, 2002, plaintiff Romero filed a motion requesting that the Court reconsider its decision to deny class certification. Health Net has opposed plaintiff's request for reconsideration.

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

        On March 26, 2001, a consolidated amended complaint was filed in Shane against managed care companies, including us. This consolidated complaint adds new plaintiffs, including Leonard Klay and the California Medical Association (who, as set forth below, had previously filed claims against the Company), and has, in addition to revising the pleadings of the original claims, added a claim under the California Business and Professions Code. On May 1, 2001, we filed a motion to compel arbitration in Shane of the claims of all individual plaintiffs that allege to have treated persons insured by us. On that same date, we filed a motion to dismiss this action. Preliminary discovery and briefing regarding the plaintiffs' motion for class certification has taken place. On May 7, 2001, the court heard oral argument on class certification issues in Shane. On May 9, 2001, the court entered a scheduling order permitting further discovery. On May 14, 2001, Health Net joined in a motion for stay of proceedings in Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (00-1334-MD) in the United States District Court for the Southern District of Florida pending appeal in the 11th Circuit Court of Appeals. On June 17, 2001, the district court stayed discovery until after the district court ruled upon motions to dismiss and motions to compel arbitration. This order staying discovery also applied to other actions transferred to the district court by the Judicial Panel on Multidistrict

Litigation, namely California Medical Association v. Blue Cross of California, Inc. et al., Klay v. Prudential Ins. Co. of America, et al., Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc., and Lynch v. Physicians Health Services of Connecticut, Inc. On June 25, 2001, the 11th Circuit Court of Appeals entered an order staying proceedings in the district court pending resolution of the appeals relating to the district court's ruling on motions to compel arbitration. On March 14, 2002, the 11th Circuit affirmed the district court's ruling on motions to compel arbitration. On March 25, 2002, the plaintiffs filed with the Eleventh Circuit a motion for relief from the stay. We joined in an opposition to plaintiff's motion and joined a petition for rehearing of the arbitration issues before the entire Eleventh Circuit panel. On June 21, 2001, the Eleventh Circuit denied the petition for rehearing. Certain defendants filed a petition with the United States Supreme Court requesting review of a portion of the Eleventh Circuit's decision to affirm the district court's arbitration order. On July 12, 2002, the plaintiffs filed a motion requesting leave to amend their complaint. On July 29, 2002, the Court ordered that the stay of discovery is lifted effective September 30, 2002.

        On September 26, 2002, the Court granted plaintiffs' motion for class certification, scheduled trial to begin in May 2003, and granted plaintiffs' request for leave to amend their complaint. The new complaint adds another managed care company as a defendant, adds the Florida Medical Society and the Louisiana Medical Society as plaintiffs, withdraws Dennis Breen as a named plaintiff, and adds claims under the New Jersey Consumer Fraud Act and the Connecticut Unfair Trade Practices Act against defendants other than Health Net. On October 1, 2002, the Court issued an order referring the lead provider track case to mediation. On October 10, 2002, the defendants filed a petition requesting that the Eleventh Circuit review the district court's order granting class status. That same day, the defendants also filed a motion requesting that the district court stay discovery pending ruling on the appeal by the Eleventh Circuit, and pending ruling by the district court on the defendants' motion to dismiss and motions to compel arbitration. On October 15, 2002, the United States Supreme Court agreed to review a portion of the Eleventh Circuit's decision to affirm the district court's arbitration order. Health Net has requested that the district court stay discovery against it pending ruling by the Supreme Court on arbitration issues. On October 18, 2002, the defendants filed a motion to dismiss the plaintiffs' amended complaint. On November 6, 2002, the district court denied the defendants' October 10, 2002 motion requesting a stay of discovery.

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

        The CSMS case was originally brought in Connecticut state court against Physicians Health Services of Connecticut, Inc. (PHS-CT) alleging violations of the Connecticut Unfair Trade Practices Act. The complaint alleges that PHS-CT engaged in conduct that was designed to delay, deny, impede and reduce lawful reimbursement to physicians who rendered medically necessary health care services to PHS-CT health plan members. The complaint, which is similar to others filed against us and other managed care companies, seeks declaratory and injunctive relief. On March 13, 2001, the Company removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the federal District Court of Connecticut consolidated this action and Lynch v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint.

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

        On April 26, 2002, plaintiff John Ivan Sutter, M.D., P.A. filed an amended complaint in New Jersey state court joining Health Net of the Northeast, Inc. (Health Net of the Northeast), a subsidiary of ours, in an action originally brought against Horizon Blue Cross Blue Shield of New Jersey, Inc., CIGNA Healthcare of New Jersey, Inc. and CIGNA Corp (collectively known as CIGNA), United Healthcare of New Jersey, Inc. and United Healthcare Insurance Company and Oxford Health Plans, Inc. The complaint seeks certification of a statewide class of healthcare providers who render or have rendered services to patients who are members of healthcare plans sponsored by the defendants.

        Plaintiff alleges that the defendants engage in unfair and deceptive acts and practices which are designed to delay, deny, impede and reduce compensation to physicians. The complaint seeks unspecified damages and sets forth causes of action for breach of contract, breach of the implied duty of good faith and fair dealing, violations of the New Jersey Prompt Payment Act and the Healthcare Information Networks and Technologies Act (the HINT Act), reformation, violations of the New Jersey Consumer Fraud Act, unjust enrichment and conversion. On May 22, 2002, the New Jersey state court severed the action filed by Dr. Sutter into five separate cases, including an action against Health Net of the Northeast only. On May 24, 2002, Health Net of the Northeast removed the case against it to federal court. That same day, the CIGNA entities removed plaintiff Sutter's action against them to federal court and the United Healthcare entities removed plaintiff Sutter's action against them to federal court. Plaintiff moved to remand all of these cases to state court and the defendants moved to stay the cases pending ruling by the JPML as to whether these cases should be transferred to MDL 1334 for coordinated or consolidated pretrial proceedings. On July 9, 2002, the federal district court denied plaintiff's motion to remand without prejudice, consolidated the cases against Health Net of the Northeast, the CIGNA entities, and the United Healthcare entities into one case for pretrial proceedings, and stayed the case pending the JPML's ruling on transfer to MDL 1334. On July 18, 2002, the JPML transferred this action to MDL 1334 for coordinated or consolidated pretrial proceedings. On September 23, 2002, plaintiff filed in the MDL proceeding a motion to remand to state court. On November 5, 2002, defendants moved to suspend briefing on remand.

        On May 8, 2002, the Medical Society of New Jersey filed a complaint in New Jersey state court against us and our subsidiaries Health Net of the Northeast, Inc., First Option Health Plan of New Jersey, Inc., and Health Net of New Jersey, Inc. (the Health Net defendants). Plaintiff brought this action on its own behalf and purportedly on behalf of its physician members and alleges that the Health Net defendants engage in practices which are designed to delay, deny, impede and reduce compensation to physicians. Plaintiff has requested declaratory and injunctive relief and has set forth causes of action for violation of public policy, violations of the New Jersey Consumer Fraud Act, violations of the HINT Act and tortious interference with prospective economic relations. On June 14, 2002 the Health Net defendants removed this case to federal court. On July 3, 2002, the Health Net defendants filed a motion to stay this action pending ruling by JPML on whether to transfer this case to MDL 1334. On July 15, 2002, plaintiff filed a motion to remand this case to state court. On August 2, 2002, the JPML transferred this case to MDL 1334 for coordinated or consolidated pretrial proceedings.

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

8. CHANGES IN ACCOUNTING PRINCIPLES

GOODWILL AND OTHER INTANGIBLE ASSETS

        In July 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). Transition provisions that applied to business combinations completed before July 1, 2001 that were accounted for by the purchase method had no impact on us.

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

        We identified the following six reporting units with goodwill within our businesses: Health Plans, Government Contracts, Managed Health Network (MHN), Dental & Vision, Subacute and Employer and Occupational Service Group (EOSG). In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units upon adoption of this Standard. We also re-assessed the useful lives of our other intangible assets and determined that they properly reflect the estimated useful lives of these assets. As a result of these impairment tests, we identified goodwill impairment at our behavioral health subsidiary, MHN, and at our managed care and bill review unit, EOSG, in the amounts of $3.5 million and $5.4 million, respectively. Accordingly, we recorded an impairment charge of goodwill of $8.9 million, net of tax benefit of $0, which has been reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the first quarter ended March 31, 2002. As part of our annual goodwill impairment test, we completed an evaluation of goodwill at each of our reporting units as of June 30, 2002. No further goodwill impairments were identified in any of our reporting units. We will perform our annual goodwill impairment test as of June 30 in future years.

        Our measurement of fair value was based on utilization of both the income and market approaches to fair value determination. We used an independent third-party professional services firm with knowledge and experience in performing fair value measurements to assist us in the impairment testing and measurement process. The income approach was based on a discounted cash flow methodology. The discounted cash flow methodology is based upon converting expected cash flows to present value. Annual cash flows were estimated for each year of a defined multi-year period until the growth pattern becomes stable. The interim cash flows expected after the growth pattern becomes stable were calculated using an appropriate capitalization technique and then discounted. The market approach used a market valuation methodology which included the selection of companies engaged in a line (or lines) of business similar to the Company to be valued and an analysis of the comparative operating results and future prospects of the Company in relation to the guideline companies selected. The market price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profiles of the company in comparison to the guideline companies. Methodologies for selecting guideline companies include the exchange methodology and the acquisition methodology. The exchange methodology is based upon transactions of minority-interests in publicly traded companies engaged in a line (or lines) of business similar to the Company. The public companies selected are defined as guideline companies. The acquisition methodology involved analyzing the transaction involving similar companies that have been bought and sold in the public marketplace.

        The following table illustrates the effect of adopting SFAS No. 142 on net income as previously reported (amounts in millions, except per share data):

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net income	$69.0	$2.3	$183.6	$30.5
Add back: Goodwill amortization (net of tax effect)	—	6.0	—	18.0

Adjusted net income	$69.0	$8.3	$183.6	$48.5

Basic earnings per share:
Reported net income	$0.55	$0.02	$1.47	$0.25
Add back: Goodwill amortization (net of tax effect)	—	0.05	—	0.15

Adjusted net income	$0.55	$0.07	$1.47	$0.40

Diluted earnings per share:
Reported net income	$0.55	$0.02	$1.45	$0.24
Add back: Goodwill amortization (net of tax effect)	—	0.05	—	0.15

Adjusted net income	$0.55	$0.07	$1.45	$0.39

        Differences between the sum of the quarterly and year-to-date earnings per share amounts are due to rounding.

        The changes in the carrying amount of goodwill by reportable segment are as follows (in millions):

	Health Plan Services	Government Contracts/ Specialty Services	Total
Balance at December 31, 2000	$741.7	$49.5	$791.2
Amortization	(25.8)	(1.8)	(27.6)
Other adjustments	0.8	—	0.8

Balance at December 31, 2001	716.7	47.7	764.4
Impairment losses	—	(8.9)	(8.9)
Reclassification from other intangible assets	6.9	—	6.9
Goodwill written off related to sale of business unit		(0.3)	(0.3)

Balance at September 30, 2002	$723.6	$38.5	$762.1

        As part of adopting SFAS No. 142, we transferred $6.9 million of other intangible assets to goodwill since they did not meet the new criteria for recognition apart from goodwill. These other intangible assets were acquired through our previous purchase transactions. In addition, other intangible assets as of September 30, 2002 decreased from December 31, 2001 due to removal of fully amortized intangible assets.

        The intangible assets that continue to be subject to amortization are as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
As of September 30, 2002:
Provider networks	$35.7	$(15.5)	$20.2	14-40
Employer groups	92.9	(90.1)	2.8	11-23
Other	1.5	(1.2)	0.3	1

	$130.1	$(106.8)	$23.3

As of December 31, 2001:
Provider networks	$35.7	$(14.2)	$21.5	14-40
Employer groups	92.9	(85.2)	7.7	11-23
Other	29.0	(20.8)	8.2	40

	$157.6	$(120.2)	$37.4

        Estimated annual pretax amortization expense for other intangible assets for each of the next five years ended December 31 is as follows (in millions):

2002 (fourth quarter)	$1.0
2003	2.7
2004	2.7
2005	2.5
2006	2.0

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

10. STOCK REPURCHASE PROGRAM

        In April 2002, our board of directors authorized us to repurchase up to $250 million (net of proceeds and tax benefits from the future exercise of employee stock options) of our Class A Common Stock. As of October 7, 2002, we had repurchased an aggregate of 3,247,200 shares of our Class A Common Stock under this repurchase program for aggregate consideration of approximately $78.1 million. Share repurchases will be made under this repurchase program from time to time through open market purchases or through privately negotiated transactions.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Health Net, Inc. (together with its subsidiaries referred to herein as the Company, we, us or our) is an integrated managed care organization that administers the delivery of managed health care services. Through our subsidiaries, we offer group, individual, Medicaid and Medicare health maintenance organization (HMO), point of service (POS) and preferred provider organization (PPO) plans; government sponsored managed care plans; and managed care products related to administration and cost containment, behavioral health, dental, vision and pharmaceutical products and other services.

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

        This discussion and analysis and other portions of this Form 10-Q contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the risks discussed in the "Cautionary Statements" section under Item 5 in Part II of this Form 10-Q and the risks discussed in our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Except as required by law, we undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

        Our net income for the third quarter ended September 30, 2002 was $69.0 million, or $0.55 per basic and diluted share, compared to net income for the same period in 2001 of $2.3 million, or $0.02 per basic share and diluted share. Our net income for the nine months ended September 30, 2002 was

$183.6 million, or $1.47 per basic share and $1.45 per diluted share, compared to net income for the same period in 2001 of $30.5 million, or $0.25 per basic share and $0.24 per diluted share.

        The table below and the discussions that follow summarize our financial performance for the third quarter and nine months ended September 30, 2002 and 2001.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Amounts in thousands, except per member per month data)
REVENUES:
Health plan services premiums	$2,106,657	$2,078,628	$6,170,809	$6,257,828
Government contracts/Specialty services	452,786	447,862	1,329,752	1,253,651
Investment and other income	18,207	18,449	52,871	68,287

Total revenues	2,577,650	2,544,939	7,553,432	7,579,766

EXPENSES:
Health plan services	1,745,261	1,772,020	5,183,812	5,355,613
Government contracts/Specialty services	349,462	322,782	992,793	898,117
Selling, general and administrative	335,068	329,339	984,520	1,001,641
Depreciation	17,154	15,279	45,764	48,339
Amortization	1,734	9,426	7,367	28,265
Interest	9,837	12,735	30,364	43,581
Asset impairment and restructuring charges	12,167	79,667	12,167	79,667
Loss on assets held for sale and sale of businesses and properties	2,400	—	5,000	76,072

Total expenses	2,473,083	2,541,248	7,261,787	7,531,295

Income before income taxes and cumulative effect of a change in accounting principle	104,567	3,691	291,645	48,471
Income tax provision	35,543	1,365	99,131	17,935

Income before cumulative effect of a change in accounting principle, net of tax	69,024	2,326	192,514	30,536
Cumulative effect of a change in accounting principle, net of tax	—	—	(8,941)	—

Net income	$69,024	$2,326	$183,573	$30,536

Health plan services medical care ratio (MCR)	82.8%	85.2%	84.0%	85.6%
Government contracts/Specialty services MCR	77.2%	72.1%	74.7%	71.6%
Administrative (SG&A + Depreciation) ratio	13.8%	13.6%	13.7%	14.0%
Health plan premiums per member per month (PMPM)(a)	$183.46	$170.45	$180.01	$170.97
Health plan services PMPM(a)	$151.99	$145.31	$151.22	$146.32

(a)
PMPM is calculated based on total at-risk member months and excludes ASO member months.

Enrollment Information

        The table below summarizes our enrollment information as of September 30, 2002 and 2001.

	September 30,
			Percent Change
	2002	2001
	(Enrollees in Thousands)
Health Plan Services:
Commercial	2,789	3,035	(8.1)%
Medicare risk program	182	224	(18.8)%
Medicaid programs	862	763	13.0%

Continuing plans	3,833	4,022	(4.7)%
Discontinued plans	—	7	(100.0)%

Total Health Plan Services	3,833	4,029	(4.9)%

Government Contracts:
TRICARE PPO and Indemnity	461	519	(11.2)%
TRICARE HMO	1,006	949	6.0%

Total Government Contracts	1,467	1,468	—

ASO	72	79	(8.9)%

        Commercial membership decreased by 246,000 members or 8% at September 30, 2002 compared to the same period in 2001. The net decrease in the commercial membership is primarily due to planned exits from unprofitable large employer group accounts offset by increases in enrollment in key products and markets that we have been targeting in an effort to achieve a greater product diversity. These changes are primarily due to the following:

  •
  Net decrease in California of 118,000 members as a result of a 200,000 member decrease in our large group HMO market. This decline reflects disenrollment of our HMO members due to premium rate increases averaging 16% from September 2001. Membership declines in CalPERS accounted for 56,000 members of the decline in the large group market. This decline is partially offset by an 82,000 membership or 20% increase in our PPO/POS products in the small group and individual markets.

  •
  Decrease in Arizona of 127,000 members as a result of membership decreases in our large group HMO market. The loss of the State of Arizona employer group account in October 2001 accounted for 65,000 members of this decline.

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

        Membership in the federal Medicare program decreased by 42,000 members or 19% at September 30, 2002 compared to the same period in 2001. The decrease in the federal Medicare program membership is primarily due to planned exits from unprofitable counties as follows:

  •
  Decrease in California of 19,000 members, including 8,000 CalPERS members who were not offered the Medicare risk product.

  •
  Decrease in Arizona of 15,000 members because we closed enrollment in that state effective January 2002 to avoid adverse selection from a change in one of our competitors' benefits.

The remainder of the decrease was in our Connecticut and Pennsylvania health plans.

        Membership in the Medicaid programs increased by approximately 99,000 members or 13% at September 30, 2002 compared to the same period for 2001 primarily due to the following:

  •
  Increase in California of 78,000 members, primarily from strong promotions by the State of California of the Healthy Families program. The Healthy Families program provides health insurance to children from low-income families.

  •
  Increase in Connecticut and New Jersey of 21,000 members.

        Government contracts covered approximately 1.5 million eligible individuals under the TRICARE program at September 30, 2002 and 2001. Dependents of active-duty military personnel and retirees and their dependents are automatically eligible to receive benefits under the TRICARE program. Any changes in the enrollment reflect the timing of when the individuals become eligible. We expect an increase in the number of enrollees in the TRICARE contracts in the fourth quarter of 2002 due to call up of reservists to meet the nation's heightened military activities.

Health Plan Services Premiums

        Health Plan Services premiums increased $28.0 million or 1.3% for the third quarter ended September 30, 2002 and decreased $87.0 million or 1.4% for the nine months ended September 30, 2002 as compared to the same periods in 2001 primarily due to the disposition of the Florida health plan effective August 1, 2001. Our Health Plan Services premiums, excluding the Florida health plan, increased by $73.8 million or 3.6% for the third quarter ended September 30, 2002 and by $252.7 million or 4.3% for the nine months ended September 30, 2002 as compared to the same periods in 2001, primarily due to the following:

  •
  Increase in commercial premiums of $66.3 million or 5% for the third quarter ended September 30, 2002 as compared to the same period in 2001 is due to a 14% increase in premiums on a PMPM basis partially offset by an 8% decrease in member months. Increase in commercial premiums of $206.9 million or 5% for the nine months ended September 30, 2002 as compared to the same period in 2001 is due to a 13% increase in premiums on a PMPM basis partially offset by a 7% decrease in member months. The premium increases on a PMPM basis were in large, small and individual groups across all states averaging 15%, 12% and 11%, respectively. The majority of the decrease in member months were from non-renewal of members in our large group HMO product in California and Arizona.

  •
  Decrease in Medicare risk premiums of $44.0 million or 11% for the third quarter ended September 30, 2002 as compared to the same period in 2001 is due to an 18% decrease in member months, partially offset by an 8% increase in premium yields on a PMPM basis. Decrease in Medicare risk premiums of $92.3 million or 8% for the nine months ended September 30, 2002 as compared to the same period in 2001 is due to a 15% decrease in member months, partially offset by an 8% increase in premiums on a PMPM basis. The decrease in member months is from exiting certain unprofitable counties.

  •
  Increase in Medicaid premiums of $51.5 million or 22% for the third quarter ended September 30, 2002 as compared to the same period in 2001 is due to a 14% increase in member months and a 7% increase in premiums on a PMPM basis. Increase in Medicaid premiums of $140.4 million or 21% for the nine months ended September 30, 2002 as compared to the same period in 2001 is due to a 17% increase in member months and a 4% increase in premiums on a PMPM basis. These increases are primarily from membership increases in the Health Families program in California.

Government Contracts/Specialty Services Revenues

        Government Contracts/Specialty Services revenues increased by $4.9 million or 1.1% for the third quarter ended September 30, 2002 and by $76.1 million or 6.1% for the nine months ended September 30, 2002 as compared to the same periods in 2001, primarily due to the following:

  •
  Increases in revenues of $15.5 million and $106.6 million for the third quarter and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001, primarily from increases in risk sharing revenues from increased health care estimates and higher administrative change order costs from a new benefit, TRICARE for Life, provided by TRICARE for which we are providing a service for the affected beneficiaries.

  •
  Decreases in revenues of $10.6 million and $30.5 million for the third quarter and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001 are primarily from a decline in the business volume from our behavioral health subsidiaries and a decline in our claims processing and bill review subsidiaries due to the sale of one of our claims processing subsidiaries effective July 1, 2002.

Investment and Other Income

        Investment and other income remained flat for the third quarter ended September 30, 2002 and declined by $15.4 million or 22.6% for the nine months ended September 30, 2002 as compared to the same periods in 2001. This decline is primarily due to investment income decreasing as a result of continued declines in interest rates of an average of 128 basis points in the nine months ended September 30, 2002, as compared to the same period in 2001.

        During the nine months ended September 30, 2002, we sold $5.0 million, par value, of WorldCom (MCI) bonds and recognized a pretax loss of $3.2 million included in investment and other income.

Health Plan Services Costs and MCR

        Total health plan services costs decreased by $26.8 million or 1.5% and $171.8 million or 3.2% for the third quarter and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001 primarily due to the disposition of the Florida health plan effective August 1, 2001. Excluding the Florida health plan, the health plan services costs increased by $18.0 million or 1.0% and by $150.5 million or 3.0% for the third quarter and nine months ended September 30, 2002, respectively, primarily due to the following:

  •
  Commercial medical costs on a PMPM basis increased by 11% in the third quarter ended September 30, 2002 and by 12% in the nine months ended September 30, 2002 as compared to the same periods in 2001 due to higher hospital unit cost trends. The increases were seen in all markets.

  •
  Medicare medical costs on a PMPM basis increased by 5% in the third quarter ended September 30, 2002 and by 6% in the nine months ended September 30, 2002 as compared to the same periods in 2001 due to higher hospital unit cost trends.

  •
  Medicaid medical costs on a PMPM basis increased by 11% in the third quarter and 5% in the nine months ended September 30, 2002 as compared to the same periods in 2001 due to increased hospital and physician costs resulting from increased utilization.

        Our Health Plan Services MCR decreased to 82.8% for the third quarter ended September 30, 2002 from 85.2% for the same period in 2001 and to 84.0% for the nine months ended September 30, 2002 from 85.6% for the same period in 2001.

        The improvements in our Health Plan Services MCRs are due to pricing increases above the health care cost trend. The increases in our overall Health Plan Services premiums on a PMPM basis of 8% and 5% for the third quarter and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001 outpaced the increases in our overall health care costs on a PMPM basis of 5% and 3% for the third quarter and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. In addition to the pricing increases, we have been de-emphasizing the large group market, which has had higher MCRs, which also contributed to the decline in the MCRs.

Government Contracts/Specialty Services Costs and MCR

        Government Contracts/Specialty Services costs increased by $26.7 million or 8.3% for the third quarter ended September 30, 2002 and by $94.7 million or 10.5% for the nine months ended September 30, 2002 compared to the same periods in 2001. These increases are primarily due to the following:

  •
  Increase in government health care costs of $15.0 million and $88.8 million for the third quarter and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001, and

  •
  Higher behavioral health care utilization and adjustments to prior period cost estimates resulted in increases of $7.5 million and $5.2 million for the third quarter and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001.

        Government Contracts/Specialty Services MCRs increased to 77.2% and 72.1% in the third quarter and nine months ended September 30, 2002, respectively, as compared to 74.7% and 71.6% for the same periods in 2001. The increases are due to higher than expected health care cost trends in our TRICARE business and decreases in our behavioral health revenues combined with higher behavioral health care costs.

Selling, General and Administrative (SG&A) Expenses

        The administrative expense ratio (SG&A and depreciation as a percentage of Health Plan Services premiums and Government Contracts/Specialty Services revenues) increased to 13.8% for the third quarter ended September 30, 2002, as compared to 13.6% for the same period in 2001. The increase is due to higher information technology (IT) costs for our systems consolidation project, including severance costs for such project and higher depreciation expense as a result of shortening remaining useful lives on certain systems and other assets directly related to the consolidation project. In addition, we incurred higher selling and administrative costs as a result of changes in our business mix from large group to small group. These costs are primarily due to increased broker commissions. The administrative expense ratio decreased to 13.7% for the nine months ended September 30, 2002, as compared to 14.0% for the same period in 2001. These changes are reflective of our ongoing efforts to control our SG&A costs including implementation of a restructuring plan in the third quarter of 2001.

Amortization and Depreciation

        Amortization and depreciation expense decreased by $5.8 million or 23.5% for the third quarter ended September 30, 2002 and by $23.5 million or 30.6% for the nine months ended September 30, 2002 as compared to the same periods in 2001 primarily due to the following:

  •
  Decrease in amortization expense of $7.7 million and $20.9 million for the third quarter and nine months ended September 30, 2002, respectively, due to the cessation of goodwill amortization as a result of adopting SFAS No. 142 effective January 1, 2002,

  •
  Increase in depreciation expense of $1.9 million for the third quarter ended September 30, 2002 as compared to the same period in 2001 due to accelerated depreciation of certain capitalized software based on revised useful lives as a result of systems consolidation project, and

  •
  Decrease in depreciation expense of $2.6 million for the nine months ended September 30, 2002, due primarily to asset impairments included in asset impairment and restructuring charges recorded in September 2001.

Interest Expense

        Interest expense decreased by $2.9 million or 22.8% for the third quarter ended September 30, 2002 and by $13.2 million or 30.3% for the nine months ended September 30, 2002, as compared to the same periods in 2001 primarily due to the following:

  •
  A $225.1 million decrease in the revolver debt under our credit facilities from September 30, 2001, and

  •
  The average borrowing rate under our credit facilities was 2.7% and 2.8% for the third quarter and nine months ended September 30, 2002, respectively, as compared to the average borrowing rates of 5.0% and 6.7% for the third quarter and nine months ended September 30, 2001, respectively.

Asset Impairments

        During the third quarter ended September 30, 2002, pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), we evaluated the carrying value of our investments available for sale in CareScience, Inc. The common stock of CareScience, Inc. has been consistently trading below $1.00 per share since early September 2002 and is at risk of being delisted. As a result, we have determined that the decline in the fair value of CareScience's common stock was other than temporary. The fair value of these investments was determined based on quotations available on a securities exchange registered with the SEC as of September 30, 2002. Accordingly, we recognized a pretax $3.6 million write-down in the carrying value of these investments which is classified as asset impairment and restructuring charges for the third quarter ended September 30, 2002. Subsequent to the write-down, our new cost basis in our investment in CareScience, Inc. was $2.6 million as of September 30, 2002. Our holdings in CareScience, Inc. are included in investments-available for sale on the accompanying condensed consolidated balance sheets.

        Pursuant to SFAS No. 115 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures", we evaluated the carrying value of our investments in convertible preferred stock and subordinated notes of AmCareco, Inc. arising from a previous divestiture of health plans in Louisiana, Oklahoma and Texas in 1999. Since August 2002, authorities in these states have taken various actions, including license denials and liquidation-related processes, that have caused us to determine that the carrying value of these assets is no longer recoverable. Accordingly, we wrote off the total carrying value of our investment of $7.1 million which was included as a charge in asset impairment and restructuring charges for the third quarter ended September 30, 2002. Our investment in AmCareco had been included in other noncurrent assets on the accompanying condensed consolidated balance sheets.

        As of September 30, 2001, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" (SFAS No. 121), we evaluated the carrying value of certain long-lived assets that were affected by the restructuring plan implemented during the third quarter ended September 30, 2001. The affected assets were primarily comprised of information technology systems and equipment, software development projects and leasehold improvements. We determined that the carrying values of these assets exceeded their estimated fair values. The fair values of these assets were determined based on market information available for similar assets. For certain of the assets, we determined that they had no continuing value to us due to our abandoning certain plans and projects in connection with our workforce reductions. Accordingly, we recorded asset impairment charges of $27.9 million consisting entirely of non-cash write-downs of equipment, building improvements and software application and development costs, which charges were included in asset impairment and restructuring charges. The carrying value of these assets was $7.4 million and $9.0 million as of September 30, 2002 and December 31, 2001, respectively.

        The asset impairment charges of $27.9 million included in asset impairment and restructuring charges for the third quarter ended September 30, 2001 consist of $10.8 million for write-downs of assets related to the consolidation of four data centers, including all computer platforms, networks and applications into a single processing facility; $16.3 million related to abandoned software applications and development projects resulting from the workforce reductions, migration of certain systems and investments to more robust technologies; and $0.8 million for write-downs of leasehold improvements.

Restructuring Charges

        As part of our ongoing SG&A expense reduction efforts, during the third quarter of 2001, we finalized a formal plan to reduce operating and administrative expenses for all business units within the Company (the 2001 Plan). In connection with the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative, financial and technology functions. We recorded pretax restructuring charges of $79.7 million during the third quarter ended September 30, 2001 (the 2001 Charge). As of September 30, 2002, we had completed the 2001 Plan. As of September 30, 2002, we had $8.6 million in severance and benefits and lease termination payments remaining to be paid under the 2001 Plan. These payments will be made during the remainder of the respective severance agreement and lease terms.

        During the third quarter ended September 30, 2001, we recorded severance and benefit related costs of $43.3 million related to enterprise-wide staff reductions in connection with the 2001 Plan, which costs were included in the 2001 Charge. These reductions included the elimination of 1,517 positions throughout all functional groups, divisions and corporate offices within the Company. As of September 30, 2002, the termination of employees had been completed and we recorded a modification of $1.5 million to reflect an increase in the severance and related benefits in connection with the 2001 Plan from the initial amount of $43.3 million included in the 2001 Charge to a total of $44.8 million. As of September 30, 2002, we had paid out $40.0 million for severance and related benefits in connection with the 2001 Plan. The remaining balance of $4.8 million will be paid during the remainder of the respective severance agreement terms.

        The 2001 Charge included charges of $5.1 million related to termination of lease obligations and non-cancelable lease costs for excess office space resulting from streamlined operations and consolidation efforts. Through September 30, 2002, we had paid $1.3 million of the termination obligations. The remainder of the termination obligations of $3.8 million will be paid during the remainder of the respective lease terms.

        The 2001 Charge included charges of $3.4 million related to costs associated with consolidating certain data center operations and systems and other activities which were completed and paid for in the first quarter ended March 31, 2002.

Assets Held for Sale and Divestitures

        During the third quarter ended September 30, 2002, we entered into an agreement, subject to certain contingency provisions, to sell a corporate facility building in Trumbull, Connecticut. Accordingly, pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we recorded a pretax $2.4 million estimated loss on assets held for sale consisting entirely of non-cash write-downs of building and building improvements. The carrying value of these assets after the write-downs was $7.9 million as of September 30, 2002. We expect the sale to close no later than September 30, 2003. This corporate facility building is not being used in our operations.

        Effective July 1, 2002, we sold our claims processing subsidiary, EOS Claims Services, Inc. (EOS Claims), to Tristar Insurance Group, Inc. (Tristar). In connection with the sale, we received $500,000 in cash, and also entered into a Payor Services Agreement. Under the Payor Services Agreement, Tristar has agreed to exclusively use EOS Managed Care Services, Inc. (one of our remaining subsidiaries) for various managed care services to its customers and clients. We estimated and recorded a $2.6 million pretax loss on the sale of EOS Claims during the second quarter ended June 30, 2002. We did not record any adjustments to the estimated pretax loss on the sale during the third quarter ended September 30, 2002. EOS Claims, excluding the $2.6 million pretax loss on the sale, had total revenues of $7.2 million and income before income taxes of $0.1 million for the nine months ended September 30, 2002, total revenues of $3.4 million and $11.6 million for the three and nine months ended September 30, 2001, respectively, and loss before income taxes of ($0.9) million and ($3.2) million for the three and nine months ended September 30, 2001, respectively.

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

        We do not have sufficient information regarding the true-up adjustments to estimate any adjustment to the recorded loss on the sale of the Plan as of September 30, 2002.

        The Florida health plan, excluding the $76.1 million loss on sale, had total revenues of $46.2 million and a pretax loss of ($3.7) million for the third quarter ended September 30, 2001, and total revenues of $343.2 million and a pretax loss of ($18.7) million for the nine months ended September 30, 2001. The effect of the suspension of the depreciation on the corporate facility building was immaterial for the three and nine months ended September 30, 2001. At the date of sale, the Florida health plan had $41.5 million in net equity. The Florida health plan was reported as part of our Health Plan Services reportable segment.

Income Tax Provision

        The effective income tax rate was 34.0% for the third quarter and nine months ended September 30, 2002, respectively, as compared with 37.0% for the same periods in 2001. The decreases of 3.0 percentage points in the effective tax rates for the third quarter and nine months ended September 30, 2002, respectively, compared to the same periods in 2001 are primarily due to the following:

  •
  The adoption of SFAS No. 142 and the cessation of goodwill amortization caused the tax rate to decrease by 2.1 percentage points. The majority of our goodwill amortization has historically been treated as a GAAP to tax permanent difference that has previously increased the effective tax rate, and

  •
  A decrease of 0.6 percentage points due to the tax benefit arising from the sale of a claims processing subsidiary. The tax benefit reflects the effect of goodwill amortization reported in prior years for GAAP reporting purposes.

        The effective tax rates for the third quarter and nine months ended September 30, 2002, differed from the statutory federal tax rate of 35.0% due primarily to state income taxes, tax-exempt investment income, business divestiture and examination settlements.

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

        The Company's HMO and insurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for expenses with respect to reported and unreported claims incurred. These reserves are estimates of future costs based on various assumptions. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience, which in the past has resulted, and in the future could result, in loss reserves being too high or too low. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicious administration of claims, medical costs and other factors. Future loss development or governmental regulators could require reserves for prior periods to be increased, which would adversely impact earnings in the periods in which such additional reserves are accrued. In light of present facts and current legal interpretations, management believes that adequate provisions have been made for claims and loss reserves.

        We contract with providers in California and Connecticut primarily through capitation fee arrangements. We also use capitation fee arrangements in areas other than California and Connecticut to a lesser extent. Under a capitation fee arrangement, we pay the provider a fixed amount per member on a regular basis and the provider accepts the risk of the frequency and cost of member utilization of services. The inability of providers to properly manage costs under capitation arrangements can result in financial instability of such providers. Any financial instability of capitated providers could lead to claims for unpaid health care against us, even if we have made our regular payments to the capitated providers. Depending on state law, we may or may not be liable for such claims. The California agency that until July 1, 1999 acted as regulator of HMOs, had issued a written statement to the effect that HMOs are not liable for such claims. In addition, recent court decisions have narrowed the scope of such liability in a manner generally favorable to HMOs. However, ongoing litigation on the subject continues among providers and HMOs, including the Company's California HMO subsidiary.

        In June 2001, the United States Senate passed legislation, sometimes referred to as "patients' rights" or "patients' bill of rights" legislation, that seeks, among other things, to hold health plans liable for claims regarding health care delivery and improper denial of care. The United States House of Representatives passed similar legislation in August 2001. Although, both bills provide for independent review of decisions regarding medical care, the bills differ on the circumstances under which lawsuits may be brought against managed care organizations and the scope of their liability. If patients' bill of rights legislation is enacted into law, we could be subject to significant additional litigation risk and regulatory compliance costs, which could be costly to us and could have a significant effect on our results of operations. Although we could attempt to mitigate our ultimate exposure to litigation and regulatory compliance costs through, among other things, increases in premiums, there can be no assurance that we would be able to mitigate or cover the costs stemming from litigation arising under patients' bill of rights legislation or the other costs that we could incur in connection with complying with patients' bill of rights legislation.

LIQUIDITY AND CAPITAL RESOURCES

        Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. We generally manage our aggregate regulated subsidiary capital against 150% Risk Based Capital (RBC) Company Action Levels, although RBC standards are not yet applicable to all of our regulated subsidiaries. Certain of our subsidiaries must maintain ratios of current assets to current liabilities pursuant to government contracts. We believe we are in compliance with these contractual and regulatory requirements in all material respects.

        We believe that cash from operations, existing working capital and lines of credit are adequate to fund existing obligations, introduce new products and services, and continue to develop health care-related businesses. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes through additional borrowings, equity issuances, sales of investment securities or otherwise, as appropriate.

        Our investment objective is to maintain safety and preservation of principal by investing in high-quality, investment grade securities while maintaining liquidity in each portfolio sufficient to meet our cash flow requirements and attaining the highest total return on invested funds, while maximizing current income.

        Amounts receivable under government contracts are best estimates of payments that are ultimately collectible or payable. Since these amounts are subject to government audit, negotiation and appropriations, amounts ultimately collected may vary significantly from current estimates. Additionally, the timely collection of these receivables is also impacted by government audit and negotiation and could extend for periods beyond a year. Amounts receivable under government contracts were $106.3 million and $99.6 million as of September 30, 2002 and December 31, 2001, respectively.

Operating Cash Flows

        Net cash provided by operating activities was $237.5 million for the nine months ended September 30, 2002 compared to $447.3 million for the same period in 2001. The decrease in operating cash flows of $209.9 million was due primarily to the following:

  •
  A net decrease in cash flows from amounts receivable/payable under government contracts of $214.9 million for the nine months ended September 30, 2002 as compared to the same period in 2001. This is primarily due to cash collections in January 2001 of $329 million of the outstanding TRICARE receivables as part of our global settlement with the United States Department of Defense. Of the $389 million global settlement, $60 million had been received in December 2000. The net settlement amount of $284 million, after paying vendors, providers and amounts owed back to the government, was applied to the continuing operating needs of the three TRICARE contracts and to reducing the outstanding balance of our then-outstanding notes payable, and

  •
  A net decrease in cash flows from reserves for claims and other settlements of $93.9 million for the nine months ended September 30, 2002 as compared to the same period in 2001. This is primarily due to improved operations and faster claims payment cycles, increase in shared risk and other provider settlements, and a significant reduction in TRICARE claims inventory. In addition, days claims payable were 54 as of September 30, 2002 compared to 56 as of September 30, 2001 due to improved operations and faster claims payment cycles, offset by

  •
  Increase in net income plus amortization and depreciation of $129.6 million.

        As part of our ongoing selling, general and administrative expense reduction efforts, during the third quarter of 2001, we finalized a formal plan to reduce operating and administrative expenses for all business units within the Company (the 2001 Plan). In connection with the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative, financial and technology functions. We recorded pretax restructuring charges of $79.7 million during the third quarter ended September 30, 2001 (the 2001 Charge). Of the total 2001 Charge, approximately $49.5 million was expected to result in cash outlays.

        As of September 30, 2002, we had completed the 2001 Plan and recorded a $1.5 million true-up adjustment in severance and related benefit costs. We had paid out $42.4 million in total for the 2001 Plan as of September 30, 2002. The remaining $8.6 million of severance and benefits and lease termination payments will be made throughout the respective terms of the severance and lease termination agreements.

Investing Activities

        Net cash used in investing activities was $94.7 million during the nine months ended September 30, 2002 as compared to net cash used in investing activities of $211.0 million during the same period in

2001. In order to increase investment income, we began to reposition certain of our investable assets into investment vehicles with longer durations within our regulated health plans.

        Throughout 2000, 2001 and the ten months ended October 31, 2002, we provided funding in the amount of approximately $13.3 million in exchange for preferred stock and notes receivable from MedUnite, Inc., an independent company, funded and organized by seven major managed health care companies. MedUnite, Inc. is designed to provide on-line internet provider connectivity services including eligibility information, referrals, authorizations, claims submission and payment. The funded amounts are included in other noncurrent assets.

Financing Activities

        Net cash used in financing activities was $225.3 million during the nine months ended September 30, 2002 as compared to $138.5 million during the same period in 2001. The change was primarily due to the following:

  •
  A $551.1 million decrease in proceeds from the issuance of notes and funds previously drawn under our credit facilities, offset by a $502.3 million decrease in the repayment of funds previously drawn under our credit facilities, and

  •
  The repurchase of 3,162,300 shares of our common stock for $74.2 million offset by $36.1 million in proceeds received from the exercise of stock options and employee stock purchases.

        In April 2002, our board of directors authorized us to repurchase up to $250 million (net of proceeds and tax benefits from the future exercise of employee stock options) of the Company's Class A Common Stock. Share repurchases will be made under this repurchase program from time to time through open market purchases or through privately negotiated transactions. We plan to use cash flows from operations to fund any share repurchases. We purchased 3,162,300 shares at an average price of $24.11 per share during the nine months ended September 30, 2002 pursuant to this program.

        On April 12, 2001, we completed our offering of $400 million aggregate principal amount of 8.375 percent Senior Notes due in April 2011. The effective interest rate on the Senior Notes when all offering costs are taken into account and amortized over the term of the Senior Notes is 8.54 percent per annum. The net proceeds of $395.1 million from the Senior Notes were used to repay outstanding borrowings under our then-existing revolving credit facility. On October 4, 2001, we completed an exchange offer for the Senior Notes in which the outstanding Senior Notes were exchanged for an equal aggregate principal amount of new 8.375 percent Senior Notes due 2011 that have been registered under the Securities Act of 1933, as amended.

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

        The credit agreements contain negative covenants, including financial covenants, that impose restrictions on our operations. As of September 30, 2002, we were in compliance with the covenants of the credit facilities.

        We lease office space under various operating leases. In addition, we have entered into long-term service agreements with third parties. As of September 30, 2002, there are seven years remaining on these service agreements with minimum future commitments totaling $65.8 million. These lease and service agreements are cancelable with substantial penalties.

        Our future minimum lease and service fee commitments and scheduled principal repayments on the Senior Notes are as follows (amounts in thousands):

	Future Minimum Lease and Service Fee Commitments	Senior Notes
2002 (excluding January — September)	$15,473	$—
2003	60,766	—
2004	54,083	—
2005	38,022	—
2006	32,481	—
Thereafter (through 2010)	122,170	400,000

Total minimum commitments	$322,995	$400,000

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

        Our HMOs in California and Connecticut generally contract with various medical groups to provide professional care to certain of its members on a capitated, or fixed per member per month fee basis. Capitation contracts generally include a provision for stop-loss and non-capitated services for which we are liable. Professional capitated contracts also generally contain provisions for shared risk, whereby the Company and the medical groups share in the variance between actual costs and predetermined goals. Additionally, we contract with certain hospitals to provide hospital care to enrolled members on a capitation basis. Our HMOs in other states also contract with hospitals, physicians and other providers of health care, pursuant to discounted fee-for-service arrangements, hospital per diems, and case rates under which providers bill the HMOs for each individual service provided to enrollees.

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

Goodwill

        We assess the recoverability of goodwill on an annual impairment test based on the estimated fair value of the reporting units which comprise our Health Plan and Government Contracts/Specialty Services reportable segments. We assess the recoverability on a more frequent basis in cases where events and changes in circumstances would indicate that we might not recover the carrying value of goodwill. Our measurement of fair value was based on utilization of both the income and market approaches to fair value determination. We used an independent third-party professional services firm with knowledge and experience in performing fair value measurements to assist us in the impairment testing and measurement process. The income approach was based on a discounted cash flow methodology. The discounted cash flow methodology is based upon converting expected cash flows to present value. Annual cash flows were estimated for each year of a defined multi-year period until the growth pattern becomes stable. The expected interim cash flows expected after the growth pattern becomes stable were calculated using an appropriate capitalization technique and then discounted. The market approach used a market valuation methodology which included the selection of companies engaged in a line (or lines) of business similar to the Company to be valued, an analysis of the comparative operating results and future prospects of the Company in relation to the guideline companies selected. The market price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profiles of the Company in comparison to the guideline companies. Methodologies for selecting guideline companies include the exchange methodology and the acquisition methodology. The exchange methodology is based upon transactions of minority-interests in publicly traded companies engaged in a line (or lines) of business similar to the Company. The public companies selected are defined as guideline companies. The acquisition methodology involved analyzing the transaction involving similar companies that have been bought and sold in the public marketplace. There are numerous assumptions and estimates underlying the determination of the estimated fair value of our reporting units, including certain assumptions and estimates related to future earnings based on current and future initiatives. If these initiatives do not accomplish their targeted objectives, the assumptions and estimates underlying the transitional goodwill impairment tests performed upon adoption of SFAS No. 142 could be adversely affected and have a material effect upon our results of operations or financial condition.

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

STATUTORY CAPITAL REQUIREMENTS

        Our subsidiaries must comply with certain minimum capital requirements under applicable state laws and regulations. As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations. Our parent company contributed $10.5 million in cash to certain of its subsidiaries to meet capital requirements during the nine months ended September 30, 2002. As of September 30, 2002, our subsidiaries were in compliance with all minimum capital requirements, except for our behavioral health subsidiary domiciled in California which was not in compliance with the minimum capital requirements as required by the California Department of Managed Health Care due to the cumulative effect of operating losses. We subsequently made capital contributions to our behavioral health subsidiary to cure the capital deficiency. Except for these capital contributions, our parent company did not make any capital contributions to its subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations during the third quarter ended September 30, 2002 or thereafter through the date of the filing of this Form 10-Q.

        Effective January 1, 2001, certain of the states in which our regulated subsidiaries operate adopted the codification of statutory accounting principles. This means that the amount of capital contributions required to meet risk-based capital and minimum capital requirements may change. Any reduction in the statutory surplus as a result of adopting the codification of statutory accounting principles may require us to contribute additional capital to our subsidiaries to satisfy minimum statutory net worth requirements. As of September 30, 2002, the adoption of the codification of statutory accounting principles did not have a material impact on the amount of capital contributions required to meet risk-based capital and other minimum capital requirements.

        Legislation has been or may be enacted in certain states in which our subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders.

        As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends which can be paid by our regulated company subsidiaries to us without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. We believe that as of September 30, 2002, all of our health plans and insurance subsidiaries met their respective regulatory requirements, except for our behavioral health subsidiary domiciled in California as referenced above.

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

        We assumed a portfolio disposition period of 30 days with a confidence level of 95 percent for the 2002 computation of VAR. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $5.5 million as of September 30, 2002.

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

        In addition to the market risk associated with its investments, the Company has some interest rate market risk due to its floating rate borrowings. Notes payable, capital leases and other floating rate and fixed rate financing arrangements totaled $398.8 million as of September 30, 2002 with a related average interest rate of 8.43% (which interest rate is subject to change because of the varying interest rates that apply to borrowings under the credit facilities). See a description of the credit facilities under "Liquidity and Capital Resources."

        The floating rate borrowings are presumed to have equal book and fair values because the interest rates paid on these accounts are based on prevailing market rates. The fair value of our fixed rate borrowing as of September 30, 2002 was approximately $468.7 million which was based on bid quotations from third party data providers. The following table presents the expected cash outflows relating to market risk sensitive debt obligations consistent with the terms of the debt expected to be outstanding for 2002 and thereafter.

	2002	2003	2004	2005	2006	Thereafter	Total
Long-term floating rate borrowings:
Principal	$—	$—	$—	$—	$—	$—	$—
Interest	—	—	—	—	—	—	—

Cash outflow on long-term floating rate borrowings	$—	$—	$—	$—	$—	$—	$—

Fixed-rate borrowings:
Principal	$—	$—	$—	$—	$—	$400.0	$400.0
Interest	33.5	33.5	33.5	33.5	33.5	150.8	318.3

Cash outflow on fixed-rate borrowings	$33.5	$33.5	$33.5	$33.5	$33.5	$550.8	$718.3

Total cash outflow on all borrowings	$33.5	$33.5	$33.5	$33.5	$33.5	$550.8	$718.3

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

        Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SUPERIOR NATIONAL INSURANCE GROUP, INC.

        We and our former wholly-owned subsidiary, Foundation Health Corporation ("FHC"), which merged into Health Net, Inc. in January 2001, were named in an adversary proceeding, Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc. ("M&R"), filed on April 28, 2000, in the United States Bankruptcy Court for the Central District of California, case number SV00-14099GM. The lawsuit relates to the 1998 sale of Business Insurance Group, Inc. ("BIG"), a holding company of workers' compensation insurance companies operating primarily in California, by FHC to Superior National Insurance Group, Inc. ("Superior").

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

        On August 1, 2000, a motion filed by us and FHC to remove the lawsuit from the jurisdiction of the Bankruptcy Court to the United States District Court for the Central District of California was granted. Pursuant to a June 12, 2002 intra-district transfer order, the lawsuit is now pending in the District Court under case number CV02-5155 PA. On August 23, 2002, pursuant to a stipulation filed by Superior and M&R, Superior dismissed all of its claims against M&R. We and Superior are completing discovery and are engaged in pretrial motions.

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

STATE OF CONNECTICUT V. PHYSICIANS HEALTH SERVICES, INC.

        Physicians Health Services, Inc. (PHS), a subsidiary of ours, was sued on December 14, 1999 in the United States District Court in Connecticut by the Attorney General of Connecticut, Richard Blumenthal, acting on behalf of a group of state residents. The lawsuit was premised on the Federal Employee Retirement Income Security Act ("ERISA") and alleged that PHS violated its duties under ERISA by managing its prescription drug formulary in a manner that served its own financial interest rather than those of plan beneficiaries. The suit sought to have PHS revamp its formulary system and to provide patients with written denial notices and instructions on how to appeal. PHS filed a motion to dismiss which asserted that the state residents the Attorney General purported to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that his office lacked standing to bring the suit and that the allegations failed to state a claim under ERISA. On July 12, 2000, the court granted PHS' motion and dismissed the action. On March 27, 2002, the United States Court of Appeals for the Second Circuit affirmed the district court's dismissal of the action. On June 25, 2002, the plaintiff filed a petition requesting that the United States Supreme Court review the Second Circuit's decision to affirm dismissal of the case. On October 7, 2002, the United States Supreme Court denied plaintiff's petition for review.

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

        On September 26, 2002, the Court denied plaintiff Romero's motion for class certification. The Court scheduled plaintiff Romero's individual case for trial in May 2003. On October 1, 2002, the Court issued an order referring plaintiff Romero's individual case to mediation. On October 10, 2002, plaintiff Romero filed a motion requesting that the Court reconsider its decision to deny class certification. Health Net has opposed plaintiff's request for reconsideration.

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

and Foundation Health Systems, Inc. (filed in the Northern District of California in May 2000), Klay v. Prudential Ins. Co. of America, et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on February 22, 2001 as an amendment to a case filed in the Northern District of California), Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Lynch v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Sutter v. Health Net of the Northeast, Inc. (D. N.J.) (filed in New Jersey state court on April 26, 2002) and Medical Society of New Jersey v. Health Net, Inc., et al., (D. N.J.) (filed in New Jersey state court on May 8, 2002).

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

        On March 26, 2001, a consolidated amended complaint was filed in Shane against managed care companies, including us. This consolidated complaint adds new plaintiffs, including Leonard Klay and the California Medical Association (who, as set forth below, had previously filed claims against the Company), and has, in addition to revising the pleadings of the original claims, added a claim under the California Business and Professions Code. On May 1, 2001, we filed a motion to compel arbitration in Shane of the claims of all individual plaintiffs that allege to have treated persons insured by us. On that same date, we filed a motion to dismiss this action. Preliminary discovery and briefing regarding the plaintiffs' motion for class certification has taken place. On May 7, 2001, the court heard oral argument on class certification issues in Shane. On May 9, 2001, the court entered a scheduling order permitting further discovery. On May 14, 2001, Health Net joined in a motion for stay of proceedings in Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (00-1334-MD) in the United States District Court for the Southern District of Florida pending appeal in the 11th Circuit Court of Appeals. On June 17, 2001, the district court stayed discovery until after the district court ruled upon motions to dismiss and motions to compel arbitration. This order staying discovery also applied to other actions transferred to the district court by the Judicial Panel on Multidistrict Litigation, namely California Medical Association v. Blue Cross of California, Inc. et al., Klay v. Prudential Ins. Co. of America, et al., Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc., and Lynch v. Physicians Health Services of Connecticut, Inc. On June 25, 2001, the 11th Circuit Court of Appeals entered an order staying proceedings in the district court pending resolution of the appeals relating to the district court's ruling on motions to compel arbitration. On March 14, 2002, the 11th Circuit affirmed the district court's ruling on motions to compel arbitration. On March 25, 2002, the plaintiffs filed with the Eleventh Circuit a motion for relief from the stay. We joined in an opposition to plaintiff's motion and joined a petition for rehearing of the arbitration issues before the entire Eleventh Circuit panel. On June 21, 2001, the Eleventh Circuit denied the petition for rehearing. Certain defendants filed a petition with the United States Supreme Court requesting review of a portion of the Eleventh Circuit's decision to affirm the district court's arbitration order. On July 12, 2002, the plaintiffs filed a motion requesting leave to amend their complaint. On July 29, 2002, the Court ordered that the stay of discovery is lifted effective September 30, 2002.

        On September 26, 2002, the Court granted plaintiffs' motion for class certification, scheduled trial to begin in May 2003, and granted plaintiffs' request for leave to amend their complaint. The new complaint adds another managed care company as a defendant, adds the Florida Medical Society and the Louisiana Medical Society as plaintiffs, withdraws Dennis Breen as a named plaintiff, and adds claims under the New Jersey Consumer Fraud Act and the Connecticut Unfair Trade Practices Act against defendants other than Health Net. On October 1, 2002, the Court issued an order referring the lead provider track case to mediation. On October 10, 2002, the defendants filed a petition requesting that the Eleventh Circuit review the district court's order granting class status. That same day, the defendants also filed a motion requesting that the district court stay discovery pending ruling on the appeal by the Eleventh Circuit, and pending ruling by the district court on the defendants' motion to dismiss and motions to compel arbitration. On October 15, 2002, the United States Supreme Court agreed to review a portion of the Eleventh Circuit's decision to affirm the district court's arbitration order. Health Net has requested that the district court stay discovery against it pending ruling by the Supreme Court on arbitration issues. On October 18, 2002, the defendants filed a motion to dismiss the plaintiffs' amended complaint. On November 6, 2002, the district court denied the defendants' October 10, 2002 motion requesting a stay of discovery.

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

        Plaintiff alleges that the defendants engage in unfair and deceptive acts and practices which are designed to delay, deny, impede and reduce compensation to physicians. The complaint seeks unspecified damages and sets forth causes of action for breach of contract, breach of the implied duty of good faith and fair dealing, violations of the New Jersey Prompt Payment Act and the Healthcare Information Networks and Technologies Act (the "HINT Act"), reformation, violations of the New Jersey Consumer Fraud Act, unjust enrichment and conversion. On May 22, 2002, the New Jersey state court severed the action filed by Dr. Sutter into five separate cases, including an action against Health Net of the Northeast only. On May 24, 2002, Health Net of the Northeast removed the case against it to federal court. That same day, the CIGNA entities removed plaintiff Sutter's action against them to federal court and the United Healthcare entities removed plaintiff Sutter's action against them to federal court. Plaintiff moved to remand all of these cases to state court and the defendants moved to stay the cases pending ruling by the JPML as to whether these cases should be transferred to MDL 1334 for coordinated or consolidated pretrial proceedings. On July 9, 2002, the federal district court denied plaintiff's motion to remand without prejudice, consolidated the cases against Health Net of the Northeast, the CIGNA entities, and the United Healthcare entities into one case for pretrial proceedings, and stayed the case pending the JPML's ruling on transfer to MDL 1334. On July 18, 2002, the JPML transferred this action to MDL 1334 for coordinated or consolidated pretrial proceedings. On September 23, 2002, plaintiff filed in the MDL proceeding a motion to remand to state court. On November 5, 2002, defendants moved to suspend briefing on remand.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In April 2002, our board of directors authorized us to repurchase up to $250 million (net of proceeds and tax benefits from the future exercise of employee stock options) of our Class A Common Stock. As of October 7, 2002, we had repurchased an aggregate of 3,247,200 shares of our Class A Common Stock under this repurchase program for aggregate consideration of approximately $78.1 million. Share repurchases will be made under this repurchase program from time to time through open market purchases or through privately negotiated transactions. We plan to use cash flows from operations to fund any share repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the third quarter ended September 30, 2002.

ITEM 5. OTHER INFORMATION

APPROVAL OF NON-AUDIT SERVICES

        The Audit Committee of our Board of Directors has approved the following non-audit services to be performed by Deloitte and Touche LLP, our independent auditor: (1) tax matter services and consultations; (2) actuarial certification services; (3) benefit plan audit services; and (4) certain other miscellaneous non-audit services permitted under Section 10A of the Exchange Act.

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

        We wish to caution readers that these factors, among others, could cause our actual financial or enrollment results to differ materially from those expressed in any projections, estimates or forward-looking statements relating to the Company. The following factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by us. You should not place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date thereof.

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

        HEALTH CARE COSTS.    A large portion of the revenue we receive is expended to pay the costs of health care services or supplies delivered to our members. The total health care costs incurred by us are affected by the number of individual services rendered and the cost of each service. Much of our premium revenue is set in advance of the actual delivery of services, and in certain circumstances before contracting with providers, and the related incurring of the cost, usually on a prospective annual basis. While we attempt to base the premiums we charge at least in part on our estimate of expected health care costs over the fixed premium period, competition, regulations and other circumstances may limit our ability to fully base premiums on estimated costs. In addition, many factors may and often do cause actual health care costs to exceed those costs estimated and reflected in premiums. These factors may include increased utilization of services, increased cost of individual services, catastrophes, epidemics, seasonality, new mandated benefits or other regulatory changes, and insured population characteristics.

        The managed health care industry is labor intensive and its profit margin is low; hence, it is especially sensitive to inflation. Health care industry costs have been rising annually at rates higher than the rate of increase of the Consumer Price Index. Increases in medical expenses or contracted medical rates without corresponding increases in premiums could have a material adverse effect on us.

        RESERVES FOR CLAIMS.    Our reserves for claims are estimates of future costs based on various assumptions. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicious administration of claims, medical costs and other factors. Included in the reserves for claims are estimates for the costs of services which have been incurred but not reported. Estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations. Given the uncertainties inherent in such estimates, the actual liability could differ significantly from the amounts reserved. Moreover, if the assumptions on which the estimates are based prove to be incorrect and reserves are inadequate to cover our actual claim costs, our financial condition could be adversely affected.

        PHARMACEUTICAL COSTS.    The costs of pharmaceutical products and services are one of the fastest increasing categories of our health care costs. Thus, in addition to the circumstances and factors that may limit our ability to fully base premiums on estimated costs as mentioned in the health care costs cautionary statements, our HMOs face an even higher risk with pharmaceutical expenses that could have a material adverse effect. The inability to manage pharmaceutical costs could have an adverse effect on our financial condition. In addition, evolving regulation may impact the ability of our HMOs to continue to receive existing price discounts for our membership.

        FEDERAL AND STATE LEGISLATION.    There are frequently legislative proposals before the United States Congress and state legislatures which, if enacted, could materially affect the managed health care industry and the regulatory environment. Recent financial difficulties of certain health care service providers and plans and/or continued publicity of the health care industry could alter or increase legislative consideration of these or additional proposals. These proposals include federal and state "patients' bill of rights" legislation and other initiatives which, if enacted, could have significant adverse effects on our operations. Such measures propose, among other things, to:

  •
  expand health plan exposure to tort and other liability under federal and/or state law, including for coverage determinations, provider malpractice and care decisions;

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

  •
  restrict a health plan's ability to select and/or terminate providers; and

  •
  restrict or eliminate the use of prescription drug formularies and potentially related discounting of products for membership.

        We cannot predict the outcome of any of these legislative proposals nor the extent to which we may be affected by the enactment of any such legislation. Legislation or regulation which causes us to change our current manner of operation or increases our exposure to liability could have a material adverse effect on our results of operations, financial condition and ability to compete.

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

        PROVIDER RELATIONS.    We contract with physicians, hospitals and other providers as a means to provide access to health care services for our members, to manage health care costs and utilization, and to monitor the quality of care being delivered. In any particular market, providers could refuse to contract with us, demand higher payments or take other actions which could result in higher health care costs, less desirable products for customers and members, insufficient provider access for current members or to support growth, or difficulty in meeting regulatory or accreditation requirements.

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

        A significant portion of our revenues relate to federal, state and local government health care coverage programs, such as Medicare, Medicaid and TRICARE programs. Such contracts are generally subject to frequent change including changes which may reduce the number of persons enrolled or eligible, reduce the revenue received by us or increase our administrative or health care costs under such programs. In the event government reimbursement were to decline from projected amounts, our failure to reduce the health care costs associated with such programs could have a material adverse effect on our business. Changes to government health care coverage programs in the future may also affect our willingness to participate in these programs.

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

        The amount of government receivables set forth in our condensed consolidated financial statements represents our best estimate of the government's liability under TRICARE and other federal government contracts. In December, 2000, our subsidiary, Federal Services, and the United States Department of Defense agreed to a settlement of approximately $389 million for outstanding receivables, of which we received $60 million in December 2000 and the remainder in January 2001. In general, government receivables are estimates and subject to government audit and negotiation. In addition, inherent in government contracts are an uncertainty of and vulnerability to government disagreements. Final amounts we actually receive under government contracts may be significantly greater or less than the amounts we recognize.

        On August 1, 2002, the United States Department of Defense ("DoD") issued a Request For Proposals ("RFP") for the rebid of the TRICARE contracts. The RFP divides the United States into three regions (North, South and West) and provides for the award of one contract for each region. The RFP also provides that each of the three new contracts will be awarded to a different prime contractor. Proposals in response to the RFP are currently due by January 15, 2003 and it is anticipated that DoD will award the three new TRICARE contracts on or before June 1, 2003. Health care delivery under the new TRICARE contracts will not commence until the expiration of health care delivery under the current TRICARE contracts. If all option periods are exercised by DoD under the current TRICARE contracts with the Company and no further extensions are made, health care delivery ends on February 29, 2004 for the Region 11 contract, on March 31, 2004 for the Regions 9, 10 and 12 contract and on October 31, 2004 for the Region 6 contract. The Company expects to compete for the new TRICARE contracts in response to the RFP.

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

        HEALTH CARE COSTS AND PREMIUM PRICING PRESSURES.    Our future profitability will depend in part on accurately predicting health care costs and on our ability to control future health care costs through underwriting criteria, utilization management, product design and negotiation of favorable provider and hospital contracts. Changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups and numerous other factors affecting health care costs may adversely affect our ability to predict and control health care costs as well as our financial condition, results of operations or cash flows. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs or limit the Company's ability to negotiate favorable rates. In the past few years, large physician practice management companies have experienced extreme financial difficulties (including bankruptcy), which may subject the Company to increased credit risk related to provider groups and cause the Company to incur duplicative claims expense.

        In addition to the challenge of controlling health care costs, the Company faces competitive pressure to contain premium prices. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, the Company expects that price will continue to be a significant basis of competition. Fiscal concerns regarding the continued viability of programs such as Medicare and Medicaid may cause decreasing reimbursement rates for government-sponsored programs. Our financial condition or results of operations could be adversely affected by significant premium decreases by our major competitors or by limitations on the Company's ability to increase or maintain its premium levels.

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

        COMPETITION.    We compete with a number of other entities in the geographic and product markets in which we operate, some of which other entities may have certain characteristics, capabilities or resources that give them an advantage in competing with us. These competitors include HMOs, PPOs, self-funded employers, insurance companies, hospitals, health care facilities and other health care providers. In addition, financial services or other technology-based companies could enter the market and compete with us on the basis of their streamlined administrative functions. We believe there are few barriers to entry in these markets, so that the addition of new competitors can readily occur. Customers of ours may decide to perform for themselves functions or services currently provided by us, which could result in a decrease in our revenues. Our providers and suppliers may decide to market products and services to our customers in competition with us. In addition, significant merger and acquisition activity has occurred both in our industry and in industries which act as our suppliers, such as the hospital, physician, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. Health care providers may establish provider service organizations to offer competing managed care products. To the extent that there is strong competition or that competition intensifies in any market, our ability to retain or increase customers, our revenue growth, our pricing flexibility, our control over medical cost trends and our marketing expenses may all be adversely affected. In September 2002, class certification was granted to the plaintiffs in an action brought against various managed care organizations, including us, on behalf of physicians. See "—Other Information—Legal Proceedings—In re Managed Care Litigation—Provider Track."

        LITIGATION AND INSURANCE.    We are subject to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including for securities fraud, and intellectual property related litigation. In addition, we incur and likely will continue to incur potential liability for claims particularly related to our business, such as failure to pay for or provide health care, poor outcomes for care delivered or arranged, provider disputes, including disputes over withheld compensation, and claims related to self-funded business. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against various managed care organizations, including us. In September 2002, class certification was granted to the plaintiffs in an action brought against various managed care organizations, including us, on behalf of physicians. See "—Other Information—Legal Proceedings—In re Managed Care Litigation—Provider Track." Class action lawsuits could expose us to significant potential liability or cause us to make operational changes. In some cases, substantial non-economic or punitive damages are being sought. While we currently have insurance coverage for some of these potential liabilities, others (such as punitive damages), may not be covered by insurance, the insurers may dispute coverage or the amount of insurance may not be sufficient to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

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

        FINANCING CONDITIONS.    Our indebtedness includes $400 million in unsecured senior notes due 2011. We also have in place a $525 million five-year revolving credit and competitive advance facility that expires in June 2006 and a 364-day revolving credit facility that expires in June 2003. See the discussion under the headings "—Other Information—Recent and Other Developments—Debt Offering" and "—Other Information—Recent and Other Developments—Credit Agreements". Accordingly, we are considering our financing alternatives, including renewing or terming out the 364-day credit facility, obtaining a new credit facility and pursuing a public debt offering. Our ability to obtain any financing, whether through renewal of our existing credit facilities, obtaining a new credit facility, issuing public debt or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. There can be no assurance that we will be able to renew our current credit facilities prior to their expiration, or obtain a new credit facility, on terms similar to those of our current credit facilities or on more favorable terms, if at all, or initiate and complete a public debt offering or otherwise obtain financing on acceptable terms or within an acceptable time, if at all. Failure to renew the existing 364-day credit facility prior to its expiration or to otherwise obtain financing on terms and within a time acceptable to us could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements.

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

        POTENTIAL DIVESTITURES.    In 1999, we substantially completed a program to divest certain non-core assets. There can be no assurance that, having divested such non-core operations, we will be able to achieve greater (or any) profitability, strengthen our core operations or compete more effectively in our existing markets. In 2001, we sold our Florida health plan, and in 2002 we sold certain claims processing operations. In addition, we continue to evaluate the profitability realized or likely to be realized by our existing businesses and operations, and we are reviewing from a strategic standpoint which, if any, of our businesses or operations should be divested. Entering into, evaluating or consummating divestiture transactions may entail risks and uncertainties in addition to those which may result from the divestiture-related change in our business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges, or post-transaction administrative costs or could otherwise have a material adverse effect on our business, financial condition or results of operations.

        MANAGEMENT OF GROWTH.    We have made large acquisitions from time to time and continue to explore acquisition opportunities. Failure to effectively integrate acquired operations could result in increased administrative costs or customer confusion or dissatisfaction. We also may not be able to manage acquisition-related growth effectively if, among other potential difficulties, we are unable to continue to develop processes and systems to support growing operations.

        FINANCIAL OUTLOOK.    From time to time in press releases and otherwise, we may publish forecasts or other forward-looking statements regarding our future results, including estimated revenues, net earnings and other operating and financial metrics. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous risks and other factors (including those described in this discussion), many of which are beyond our control. As a result, we cannot assure that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire publicly available mix of historical and forward-looking information, as well as other available information affecting us and our services, when evaluating our prospective results of operations.

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

        TERRORIST AND OTHER MALICIOUS ACTIVITY.    We are in the process of updating and implementing our procedures for dealing with potential terrorist-related activity such as the September 11, 2001 attacks, the anthrax cases in 2001 and potential future events involving malicious activity. Even after we update our procedures, there can be no assurance that such events will not occur or that such events will not materially or negatively affect the Company, including through adverse effects on general economic conditions, industry- and company-specific economic conditions, the price and availability of products or services, the availability or morale of employees, our operations and or its facilities, or the demand for our products and services.

RECENT AND OTHER DEVELOPMENTS

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

        We do not have sufficient information regarding the true-up adjustments to estimate any adjustment to the recorded loss on the sale of the Florida Plan as of September 30, 2002.

INVESTMENT IN AMCARECO, INC.

        In 1999, we sold our HMO operations in the states of Louisiana, Oklahoma and Texas to AmCareco, Inc. ("AmCareco"). As part of the transaction, we received shares of AmCareco convertible preferred stock with an aggregate par value of $10.7 million and established an allowance of $4.2 million based on the estimated net realizable value. During 2000, we made additional investments in AmCareco and received subordinated notes totaling $2.6 million. As of June 30, 2002, the net carrying value of our investment in AmCareco was $9.1 million and was included in other noncurrent assets on our condensed consolidated balance sheets. In July 2002, we exercised our rights to draw upon a $2 million letter of credit that was established by AmCareco to secure the redemption of a portion of our preferred stock of AmCareco, resulting in a net investment of $7.1 million in AmCareco after such redemption.

        In August 2002, the Oklahoma State Health Commissioner determined not to continue AmCareco's license in Oklahoma to operate an HMO due to AmCareco's alleged violations of Oklahoma's prompt-pay law and AmCareco's failure to maintain the minimum net worth requirement to operate an HMO in that state. This license denial became effective October 1, 2002. In

September 2002, the Louisiana Department of Insurance upgraded its regulatory control of AmCareco's Louisiana operations from supervision to rehabilitation, and an Order of Liquidation was entered against AmCareco's Louisiana subsidiary on October 21, 2002. Due in part to the actions taken by Oklahoma and Louisiana, the Texas Department of Insurance also commenced a conservatorship process in September 2002 related to AmCareco's operations in Texas, and a competitor was designated to absorb all of the Texas operation's member groups as of November 1, 2002.

        Given the foregoing adverse regulatory actions, AmCareco's operations have been or are in the process of being terminated in all three of these states. Accordingly, we have deemed our investment in AmCareco to be not recoverable and therefore have written off our full net investment of $7.1 million.

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

DEBT OFFERING

        On April 12, 2001, we completed an offering of $400 million aggregate principal amount of 8.375 percent Senior Notes due in April 2011. The effective interest rate on the Senior Notes when all offering costs are taken into account and amortized over the term of the Senior Notes is 8.54 percent per annum. The net proceeds of $395.1 million from the Senior Notes were used to repay outstanding borrowings under our then-existing revolving credit facility. On October 4, 2001, we completed an exchange offer for the Senior Notes in which the outstanding Senior Notes were exchanged for an equal aggregate principal amount of new 8.375 percent Senior Notes due 2011 that have been registered under the Securities Act of 1933, as amended.

CREDIT AGREEMENTS

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

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

Asset Impairments

        During the third quarter ended September 30, 2002, we evaluated the carrying value of our investments available for sale in CareScience, Inc. The common stock of CareScience, Inc. has been consistently trading below $1.00 per share since early September 2002 and is at risk of being delisted. As a result, we have determined that the decline in the fair value of CareScience's common stock was other than temporary. Accordingly, we recognized a pretax $3.6 million write-down in the carrying value of these investments which is classified as asset impairment and restructuring charges. Subsequent to the write-down, our new cost basis in our investment in CareScience, Inc. was $2.6 million as of September 30, 2002.

        As of September 30, 2001, we evaluated the carrying value of certain long-lived assets that were affected by the restructuring plan implemented during the third quarter ended September 30, 2001. The affected assets were primarily comprised of information technology systems and equipment, software development projects and leasehold improvements. We determined that the carrying values of these assets exceeded their estimated fair values. The fair values of these assets were determined based on market information available for similar assets. For certain of the assets, we determined that they had no continuing value to us due to our abandoning certain plans and projects in connection with our workforce reductions. Accordingly, we recorded asset impairment charges of $27.9 million consisting entirely of non-cash write-downs of equipment, building improvements and software application and development costs, which charges were included in asset impairment and restructuring charges. The carrying value of these assets was $7.4 million and $9.0 million as of September 30, 2002 and December 31, 2001, respectively.

        The asset impairment charges of $27.9 million included in asset impairment and restructuring charges for the third quarter ended September 30, 2001 consist of $10.8 million for write-downs of assets related to the consolidation of four data centers, including all computer platforms, networks and applications into a single processing facility; $16.3 million related to abandoned software applications and development projects resulting from the workforce reductions, migration of certain systems and investments to more robust technologies; and $0.8 million for write-downs of leasehold improvements.

Restructuring Charges

        As part of our ongoing SG&A expense reduction efforts, during the third quarter of 2001, we finalized a formal plan to reduce operating and administrative expenses for all business units within the Company (the "2001 Plan"). In connection with the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative, financial and technology functions. We recorded pretax restructuring charges of $79.7 million during the third quarter ended September 30, 2001 (the "2001 Charge"). As of September 30, 2002, we had completed the 2001 Plan. As of September 30, 2002, we had $8.6 million in severance and benefits and lease termination payments remaining to be paid under the 2001 Plan. These payments will be made during the remainder of the respective severance agreement and lease terms.

        During the third quarter ended September 30, 2001, we recorded severance and benefit related costs of $43.3 million related to enterprise-wide staff reductions in connection with the 2001 Plan, which costs were included in the 2001 Charge. These reductions included the elimination of 1,517 positions throughout all functional groups, divisions and corporate offices within the Company. As of September 30, 2002, the termination of employees had been completed and we recorded a modification of an additional $1.5 million to increase the initial severance and related benefits estimate of $43.3 million for severance and related benefits in connection with the 2001 Plan. As of September 30, 2002, we had paid out $40.0 million for severance and related benefits in connection with the 2001 Plan. The remaining balance of $4.8 million will be paid during the remainder of the respective severance agreement terms.

STOCK REPURCHASE PROGRAM

        In April 2002, our board of directors authorized us to repurchase up to $250 million (net of proceeds and tax benefits from the future exercise of employee stock options) of our Class A Common Stock. Pursuant to this repurchase program, we repurchased an aggregate of 3,247,200 shares of our Class A Common Stock for aggregate consideration of approximately $78.1 million as of October 7, 2002. Share repurchases will be made under this repurchase program from time to time through open market purchases or through privately negotiated transactions.

TRICARE CONTRACTS

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

  •
  Region 6, covering Arkansas, Oklahoma, most of Texas, and most of Louisiana

  •
  Regions 9, 10 and 12, covering California, Hawaii, Alaska and part of Arizona

        On August 1, 2002, the DoD issued a Request For Proposals ("RFP") for the rebid of the TRICARE contracts. The RFP divides the United States into three regions (North, South and West) and provides for the award of one contract for each region. The RFP also provides that each of the three new contracts will be awarded to a different prime contractor. Proposals in response to the RFP are currently due by January 15, 2003 and it is anticipated that DoD will award the three new TRICARE contracts on or before June 1, 2003. Health care delivery under the new TRICARE contracts will not commence until the expiration of health care delivery under the current TRICARE contracts.

        If all option periods are exercised by DoD under the current TRICARE contracts with Federal Services and no further extensions are made, health care delivery ends on February 29, 2004 for the Region 11 contract, on March 31, 2004 for the Regions 9, 10 and 12 contract and on October 31, 2004 for the Region 6 contract. Federal Services expects to compete for the new TRICARE contracts in response to the RFP.

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
4.1
Form of Class A Common Stock Certificate (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).
4.2
Rights Agreement dated as of June 1, 1996 by and between Heath Systems International, Inc. and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 99.1 to the Company's Registration Statement on Form 8-A (File No. 1-12718) on July 16, 1996 and incorporated herein by reference).
4.3
Amendment, dated as of October 1, 1996, to the Rights Agreement, by and between Health Systems International, Inc. and Harris Trust and Savings Bank (filed as Exhibit 2 to the Company's Registration Statement on Form 8-A/A (Amendment No. 1) (File No. 1-12718) on May 9, 2001 and incorporated herein by reference).
4.4
Second Amendment to Rights Agreement, dated as of May 3, 2001, by and among Health Net, Inc., Harris Trust and Savings Bank and Computershare Investor Services, L.L.C. (filed as Exhibit 3 to the Company's Registration Statement on Form 8-A/A (Amendment No. 1) (File No. 1-12718) on May 9, 2001 and incorporated herein by reference).
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
†10.6	Letter Agreement between Health Net, Inc. and Jay M. Gellert dated as of October 13, 2002, a copy of which is filed herewith.
10.7
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
10.12
Employment Letter Agreement between Health Net, Inc. and Marvin P. Rich dated January 25, 2002 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).
10.13
Separation, Waiver and Release Agreement between Health Net, Inc. and Steven P. Erwin dated March 15, 2002 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718), and incorporated herein by reference).
10.14
Separation, Waiver and Release Agreement between Health Net, Inc. and Gary Velasquez dated April 15, 2002 (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-12718) and incorporated herein by reference).
10.15
Separation, Waiver and Release Agreement between Health Net, Inc. and Cora Tellez dated April 30, 2002 (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-12718) and incorporated herein by reference).
10.16
Employment Letter Agreement between Health Net, Inc. and Christopher P. Wing dated March 8, 2002 (filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).
10.17
Employment Letter Agreement between Health Net, Inc. and Jeffrey M. Folick dated March 22, 2002 (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

10.18
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
†10.20	Form of Stock Option Agreement utilized for Tier 1 officers of Health Net, Inc., a copy of which is filed herewith.
†10.21	Form of Stock Option Agreement utilized for Tier 2 officers of Health Net, Inc., a copy of which is filed herewith.
†10.22	Form of Stock Option Agreement utilized for Tier 3 officers of Health Net, Inc., a copy of which is filed herewith.
10.23
Foundation Health Systems, Inc. Deferred Compensation Plan (filed as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).
10.24
Foundation Health Systems, Inc. Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).
10.25
Foundation Health Systems, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).
10.26
Amendment to Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
10.27
Foundation Health Systems, Inc. 1997 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).
10.28
Amendment to Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
10.29
Second Amendment to Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).
10.30
Foundation Health Systems, Inc. 1998 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12718) and incorporated herein by reference).
10.31
Amendments to Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
10.32
Second Amendment to Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

10.33
Health Net, Inc. 2002 Stock Option Plan (filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).
10.34
Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524) on November 18, 1994 and incorporated herein by reference).
10.35
Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).
10.36
Health Net, Inc. Employee Stock Purchase Plan, as amended and restated as of January 1, 2002 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference.
10.37
Foundation Health Systems, Inc. Executive Officer Incentive Plan (filed as Annex A to the Company's definitive proxy statement on March 31, 2000 (File No. 1-12718) and incorporated herein by reference).
10.38	Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
10.39
Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).
10.40
Managed Health Network, Inc. Incentive Stock Option Plan (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).
10.41
Managed Health Network, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.9 to the Company's Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).
10.42
1990 Stock Option Plan of Foundation Health Corporation (as amended and restated effective April 20, 1994) (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).
10.43
Foundation Health Corporation Directors Retirement Plan (filed as Exhibit 10.96 to Foundation Health Corporation's Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-10540) and incorporated herein by reference).
10.44
Amended and Restated Deferred -Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation's Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).
10.45
Foundation Health Corporation Supplemental Executive Retirement Plan (as Amended and Restated effective April 25, 1995) (filed as Exhibit 10.100 to Foundation Health Corporation's Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).
10.46
Foundation Health Corporation Executive Retiree Medical Plan (as amended and restated effective April 25, 1995) (filed as Exhibit 10.101 to Foundation Health Corporation's Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

10.47
Five-Year Credit Agreement dated as of June 28, 2001 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender (filed as Exhibit 10.34 to the Company's Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).
10.48
364-Day Credit Agreement dated as of June 28, 2001 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.35 to the Company's Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).
10.49
First Amendment to 364-Day Credit Agreement dated as of June 27, 2002 among the Company, the lenders party thereto and Bank of America, N.A. as Administrative Agent (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).
10.50
First Amendment to Office Lease, dated May 14, 2001, between Health Net (a California corporation) and LNR Warner Center, LLC (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).
10.51
Lease Agreement between HAS-First Associates and Foundation Health Corporation dated August 1, 1988 and form of amendment thereto (filed as Exhibit 10.20 to Foundation Health Corporation's Registration Statement on Form S-1 (File No. 33-34963) on May 17, 1990 and incorporated herein by reference).
10.52
Office Lease dated September 20, 2000 by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).
10.53
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
10.54
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

10.58
Fourth Amendment to Stock Purchase Agreement dated February 28, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
10.59
Fifth Amendment to Stock Purchase Agreement dated May 1, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
10.60
Sixth Amendment to Stock Purchase Agreement dated June 4, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
10.61
Seventh Amendment to Stock Purchase Agreement dated June 29, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
†11.1	Statement relative to computation of per share earnings of the Company (included in Note 3 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).
†12.1	Statement relative to computation of ratio of earnings to fixed charges — consolidated basis, a copy of which is filed herewith.
†99.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, a copy of which if filed herewith.

†
A copy of the exhibit is being filed with this Quarterly Report on Form 10-Q.

(B)
REPORTS ON FORM 8-K

        We filed the following Current Report on Form 8-K during the third quarter ended September 30, 2002:

        A Current Report dated August 14, 2002 furnishing information under Item 9 in accordance with Regulation FD relating to sworn statements of our principal executive and financial officers submitted to the SEC pursuant to SEC Order No. 4-460.

        We did not file any other Current Reports on Form 8-K during the third quarter ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)
Date: November 12, 2002	/s/ JAY M. GELLERT Jay M. Gellert President and Chief Executive Officer
Date: November 12, 2002	/s/ MARVIN P. RICH Marvin P. Rich Executive Vice President, Finance and Operations (Chief Accounting and Principal Financial Officer)

CERTIFICATIONS

I, Jay M. Gellert, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Health Net, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ JAY M. GELLERT Jay M. Gellert President and Chief Executive Officer

I, Marvin P. Rich, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Health Net, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ MARVIN P. RICH Marvin P. Rich Executive Vice President, Finance and Operations

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
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS