Form 10-K
period 2002-12-31
HEALTH NET INC
filed 2003-03-24
CIK 916085

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2002 was $3,358,623,763 (which represents 125,462,225 shares of Class A Common Stock held by such non-affiliates multiplied by $26.77, the closing sales price of such stock on the New York Stock Exchange on June 28, 2002).

        The number of shares outstanding of the registrant's Class A Common Stock as of March 20, 2003 was 117,721,273 (excluding 13,218,474 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE

        Part II of this Form 10-K incorporates by reference certain information from the registrant's Annual Report to Stockholders for the year ended December 31, 2002 ("Annual Report to Stockholders"). Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2002.

HEALTH NET, INC.
INDEX TO FORM 10-K

i

ii

PART I

Item 1. Business.

        Health Net, Inc. (together with its subsidiaries, referred to hereinafter as the "Company", "we", "us" or "our") is an integrated managed care organization which administers the delivery of managed health care services. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations ("HMOs"), insured preferred provider organizations ("PPOs") and point-of-service ("POS") plans to approximately 5.4 million individuals in 15 states through group, individual, Medicare, Medicaid and TRICARE programs. Our subsidiaries also offer managed health care products related to behavioral health, dental, vision and prescription drugs. We also, offer managed health care product coordination for workers' compensation insurance program through our employer services group subsidiary. We operate and conduct our HMO and other businesses through our subsidiaries.

        We currently operate within two reportable segments, Health Plan Services and Government Contracts.

        Our current Health Plan Services segment includes the operations of our health plans in Arizona, California, Oregon, Connecticut, New Jersey, New York and Pennsylvania, the operations of our health and life insurance companies which are licensed to sell PPO, POS and indemnity products, as well as auxiliary non-health products such as life and accidental death and disability insurance in 35 states and the District of Columbia, and supplemental or "specialty" programs and services through our behavioral health, dental, vision and pharmaceutical services subsidiaries. We provide these supplemental or "specialty" programs and services to enrollees in our HMOs, as well as to members whose basic medical coverage is provided by non-Health Net companies. These supplemental programs consist of both operations in which we assume underwriting risk in return for premium revenue, and operations in which we provide administrative services only, including certain of the behavioral health programs.

        With approximately 4.0 million at-risk and administrative services only ("ASO") members in our Health Plan Services segment, we are one of the largest managed health care companies in the United States. Our HMOs market traditional HMO products to employer groups and Medicare and Medicaid products directly to individuals. Health care services that are provided to our commercial and individual members include primary and specialty physician care, hospital care, laboratory and radiology services, prescription drugs, dental and vision care, skilled nursing care, physical therapy and behavioral health services. Our HMO service networks include approximately 73,926 primary care physicians and 164,306 specialists.

        Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE programs and other government contracts. The Government Contracts reportable segment administers large, multi-year managed health care government contracts. Certain components of these contracts, including administration and assumption of health care risk, are subcontracted to affiliated and unrelated third parties. The Company administers health care programs covering approximately 1.5 million eligible individuals under TRICARE. The Company has three TRICARE contracts that cover Alaska, Arkansas, California, Hawaii, Oklahoma, Oregon, Washington and parts of Arizona, Idaho, Louisiana and Texas.

        Prior to 2002, we operated within the following two slightly different segments: Health Plan Services and Government Contracts/Specialty Services. The prior Health Plan Services segment operated through its health plans in the following states: Arizona, California, Connecticut, New Jersey, New York, Oregon and Pennsylvania. During 2000 and most of 2001, the Health Plan Services segment consisted of two regional divisions: Western Division (Arizona, California and Oregon) and Eastern Division (Connecticut, Florida, New Jersey, New York and Pennsylvania). During the fourth quarter of

2001, we decided that we would no longer view our health plan operations through these two regional divisions. The prior Government Contracts/Specialty Services reportable segment included government-sponsored managed care plans through the TRICARE programs, behavioral health, dental and vision, and managed health care products related to bill review, administration and cost containment for hospitals, health plans and other entities.

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

        Our executive offices are located at 21650 Oxnard Street, Woodland Hills, CA 91367, and our Internet web site address is "www.health.net." We make available free of charge on or through our Internet web site all of our reports on Forms 10-K, 10-Q and 8-K and all amendments thereto as soon as reasonably practicable after electronic filing with the SEC. We also provide electronic or paper copies free of charge upon request. Except as the context otherwise requires, the terms "Company, we, us" and "our" refer to Health Net, Inc. and its subsidiaries.

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

        Our health plan subsidiaries offer members a comprehensive range of health care services, including ambulatory and outpatient physician care, hospital care, pharmacy services, eye care, behavioral health and ancillary diagnostic and therapeutic services. The integrated health care programs offered by our subsidiaries include products offered through both traditional Network Model HMOs (in which the HMOs contract with individual physicians, physician groups and independent or individual practice associations ("IPAs")) and IPA Model HMOs (in which the HMOs contract with one or more IPAs that, in turn, subcontract with individual physicians to provide HMO patient services). Our health plan subsidiaries offer quality care, cost containment and comprehensive coverage; a matrix package which allows employees to select their desired coverage from alternatives that have interchangeable outpatient and inpatient copayment levels; POS programs which offer a multi-tier design that provides both conventional HMO and indemnity-like (in-network and out-of-network) tiers; a PPO-like tier which allows members to self-refer to the network physician of their choice; and a managed indemnity plan which is provided for employees who reside outside of their HMO service areas.

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

        The following table contains information relating to our HMO and PPO members, POS members, Medicare members and Medicaid members as of December 31, 2002 (our Medicare and Medicaid businesses are discussed below under "Medicare" and "Medicaid Products"):

Commercial HMO and PPO Members	1,931,943	(a)
POS Members	915,300	(b)
Medicare Members (risk only)	176,160
Medicaid Members	874,154

(a)
Includes 37,202 members under our arrangement with The Guardian described elsewhere in this Annual Report.

(b)
Includes 269,594 members under our arrangement with The Guardian described elsewhere in this Annual Report and 285,860 POS members insured by our indemnity insurance operations described below.

        In addition, the following table sets forth certain information regarding our employer groups in the commercial managed care operations of our Health Plan Services segment as of December 31, 2002:

Number of Employer Groups	70,475
Largest Employer Group as % of enrollment	4.5%
10 largest Employer Groups as % of enrollment	15.4%

        During 2002, our Health Plan Services segment had health plan operations in Arizona, California, Oregon, Connecticut, New Jersey, New York and Pennsylvania.

        In Arizona, we believe that our commercial managed care operations rank us sixth largest as measured by total membership and fifth largest as measured by size of provider network. Our commercial membership in Arizona was 118,565 as of December 31, 2002, which represented a decrease of approximately 29% during 2002. This decrease is primarily due to planned membership losses in the large group market. Our Medicare membership in Arizona was 38,857 as of December 31, 2002, which represented a decrease of approximately 22% during 2002. We did not have any Medicaid members in Arizona as of December 31, 2002 and 2001.

        The California market is characterized by a concentrated population. We believe that Health Net of California, Inc., our California HMO, is the third largest HMO in California in terms of membership and second largest in terms of size of provider network. Our commercial membership in California as of December 31, 2002 was 1,758,081, which represented a decrease of approximately 4% during 2002. The decrease in commercial membership was primarily due to enrollment decreases within the large group market. Our commercial membership in the small group market in California was 377,525 as of December 31, 2002, which represented an increase of approximately 30% during 2002. Our Medicare membership in California as of December 31, 2002 was 101,884, which represented a decrease of approximately 15% during 2002. Our Medicaid membership in California as of December 31, 2002 was 721,270 members, which represented an increase of approximately 11% during 2002.

        We believe that our Oregon operations make us the seventh largest managed care provider in Oregon in terms of membership and the fifth largest HMO in Oregon in terms of size of provider network. Our commercial membership in Oregon was 79,417 as of December 31, 2002, which represented an increase of approximately 5% during 2002. We did not have any members in Medicare or Medicaid in Oregon as of December 31, 2002 and 2001.

        In Connecticut, New Jersey and New York, we market mid-size and large employer group commercial HMO, Medicare and Medicaid products directly. However, for small employer group business in Connecticut, New Jersey and New York, we offer both HMO and POS products through a marketing agreement with The Guardian Life Insurance Company of America ("The Guardian") in which we are doing business as "Healthcare Solutions." Under the agreement, we generally share the profits of Healthcare Solutions equally with The Guardian, subject to certain terms of the marketing agreement related to expenses. The Guardian is a mutual insurer (owned by its policy owners) which offers financial products and services, including individual life and disability income insurance, employee benefits, pensions and 401(k) products. The Guardian is headquartered in New York and has almost 2,400 financial representatives in over 100 general agencies.

        We believe our Connecticut operations make us the second largest managed care provider in terms of membership and the largest in terms of size of provider network in Connecticut. Our commercial membership in Connecticut was 304,456 as of December 31, 2002 (including 55,698 members under the Guardian arrangement), a decrease of approximately 8% since the end of 2001. Our Medicare membership in Connecticut was 28,836 as of December 31, 2002, which represented a decrease of approximately 13% during 2002, and our Medicaid membership in Connecticut was 104,641 as of December 31, 2002, which represented an increase of approximately 14% during 2002.

        We believe our New Jersey operations make us the third largest managed care provider in terms of membership and the largest in terms of size of provider network in New Jersey. Our HMO membership in New Jersey was 299,762 as of December 31, 2002 (including 139,520 members under the Guardian arrangement), which represented an increase of approximately 10% during 2002. Our Medicaid membership in New Jersey was 48,243 as of December 31, 2002, which represented an increase of approximately 9% during 2002. We had no Medicare members in New Jersey as of December 31, 2001 and 2000.

        In New York, we had 248,695 commercial members as of December 31, 2002, which represented a decrease of approximately 5% during 2002. Such membership included 111,578 members under The Guardian arrangement. We believe our New York HMO and PPO operations make us the tenth largest HMO managed care provider in terms of membership and the third largest in terms of size of provider network in New York. Our Medicare membership in New York was 6,583 as of December 31, 2002, which represented an increase of 11% during 2002. We did not have any Medicaid members in New York as of December 31, 2002 and 2001.

        Our commercial membership in eastern Pennsylvania was 38,233 as of December 31, 2002, which represented a decrease of approximately 2% during 2001. We no longer had any Medicare membership in eastern Pennsylvania as of December 31, 2002, while we had 7,561 members as of December 31, 2001. We did not have any Medicaid members in eastern Pennsylvania as of December 31, 2002 and 2001.

        During 2001, we completed our withdrawal from the Ohio, West Virginia and western Pennsylvania markets and no longer have any members in those markets. We notified and received approval from the applicable regulators to withdraw from these markets. We also provided notice of the withdrawals to members, employer groups, providers and brokers in compliance with applicable federal and state laws and regulations. We ceased having active membership in West Virginia as of December 31, 2000; in Western Pennsylvania for Medicare + Choice members as of December 31, 2000, and January 31, 2001, for commercial members; and in Ohio as of February 4, 2001.

        We sold our Florida health plan operations effective August 1, 2001. At the time of the sale, our commercial membership in Florida was 98,969, our Medicare membership in Florida was 42,831 and our Medicaid membership in Florida was 24,180. See "Divestitures and Other Investments" below for additional information on the sale of our Florida health plan.

MEDICARE PRODUCTS.

        Our Medicare+Choice plans had a combined membership of approximately 176,160 as of December 31, 2002, compared to 215,813 as of December 31, 2001. We offer our Medicare+ Choice products directly to individuals and to employer groups. To enroll in one of our Medicare+Choice plans, covered persons must be eligible for Medicare. We provide or arrange health care services normally covered by Medicare, in conjunction with a broad range of preventive health care services. The federal Centers for Medicare &Medicaid Services ("CMS") (formerly the Health Care Financing Administration ("HCFA")) pays us a monthly amount for each enrolled member based, in part, upon the "Adjusted Average Per Capita Cost," as determined by CMS' analysis of fee-for-service costs related to beneficiary demographics and other factors. Depending on plan design, we may charge a monthly premium. We also provide Medicare supplemental coverage to about 42,243 members through either individual Medicare supplement policies or employer group sponsored coverage.

        Our California Medicare+Choice product, Seniority Plus, operated by our California health plan, was licensed and certified to operate in 15 California counties as of December 31, 2002. Our other health plan subsidiaries are licensed and certified to offer Medicare+Choice plans in one county in Pennsylvania, three counties in Connecticut, four counties in Arizona and four counties in New York. We withdrew from providing Medicare products in certain markets in 2002 due, in part, to the fact that government Medicare payments in those areas had been increasing at a much lower level than costs of care. We launched a Medicare preferred provider organization product ("PPO") in 2002 under a CMS demonstration product in seven counties in Arizona, 13 counties in Oregon and one county in Washington. Membership in the PPO will be effective January 1, 2003.

MEDICAID PRODUCTS.

        As of December 31, 2002, we had an aggregate of approximately 874,154 Medicaid members compared to 787,584 as of December 31, 2001, principally in California. We also had Medicaid members and operations in Connecticut and New Jersey. To enroll in our Medicaid products, an individual must be eligible for Medicaid benefits under the appropriate state regulatory requirements. Our HMO products include, in addition to standard Medicaid coverage, certain additional services including dental and vision benefits. The applicable state agency pays our HMOs a monthly fee based on a percentage of fee-for-service costs for each Medicaid member enrolled.

ADMINISTRATIVE SERVICES ONLY ("ASO") BUSINESS.

        We also provide third-party administrative services to large employer groups in California, Connecticut, New Jersey and New York. Under these arrangements, we provide claims processing, customer service, medical management and other administrative services without assuming the risk for medical costs. We are generally compensated for these services on a fixed per member per month basis. As of December 31, 2002, we serviced 71,517 members through our ASO business.

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

        Our health and life insurance products are provided throughout most of our service areas. The following table contains membership information relating to our health and life insurance companies' insured PPO, POS, indemnity and group life products as of December 31, 2002:

Insured PPO Members	197,612
POS Members	285,860	(a)
Indemnity Members	6,240
Group Life Members	36,425

(a)
Includes 269,594 members under our arrangement with The Guardian described elsewhere in this Annual Report. (Please note that there were 37,202 Guardian HMO members in addition to the POS members included in the above table.)

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

OTHER SPECIALTY SERVICES AND PRODUCTS.

        We offer behavioral health, dental and vision products and services as well as managed care products related to cost containment for hospitals, health plans and other entities as part of our Health Plan Services segment.

        Dental and Vision.    We acquired DentiCare of California, Inc. in 1991 and changed the Company's name to Health Net Dental, Inc. ("HND") in 2002. HND provides dental care services under HMO arrangements in California and Hawaii and performs dental administration services for an affiliate company in California. As of December 31, 2002, HND had approximately 415,300 members, of which 64,100 members were beneficiaries under the Medicaid dental programs. HND also participates in the Healthy Families program, under which it serves approximately 102,900 members. HND also provides administrative services to Health Net Life, Inc. ("HNL") for its PPO and Indemnity dental product lines. These products covered 44,300 lives as of December 31, 2002.

        We provide at-risk vision care services and administrative services under various programs through our wholly owned subsidiary Health Net Vision, Inc. (which changed its name from Foundation Health Vision Services, Inc. d.b.a. AVP Vision Plans in 2002) ("HNV"). HNV operates in California and Arizona and shares a common administrative and information systems platform with HND.. The total number of lives covered under these services were approximately 495,000 members as of December 31, 2002. Of those covered lives, 421,000 members are enrolled in full-risk products and 74,000 lives were covered under administrative services contracts. HNV also provides administrative services to HNL for its PPO and Indemnity vision product lines. These products were launched in 2002 and covered approximately 32,500 lives as of December 31, 2002.

        Both HND and HNV are licensed in California under the Knox-Keene Health Care Service Plan Act of 1975, as amended (the "Knox-Keene Act"), as Specialized Health Care Service Plans, and compete with other HMOs, traditional insurance companies, self-funded plans, PPOs and discounted fee-for-service plans. The two companies share a common strategy to maximize the value and quality of managed dental and vision care services while appropriately balancing financial risk assumption among providers, members, and other entities to achieve the effective and efficient use of available resources.

        Behavioral Health.    We provide behavioral health services through a subsidiary, Managed Health Network, Inc., and subsidiaries of Managed Health Network, Inc. (collectively "MHN"). MHN holds a license in California under the Knox-Keene Act as a Specialized Health Care Service Plan. MHN offers behavioral health, substance abuse and employee assistance programs ("EAPs") on an insured and self-funded basis to employers, governmental entities and other payers in various states.

        Employers participating in MHN's programs range in size from Fortune 100 companies to mid-sized companies with under 100 employees. MHN's strategy is to extend its market share in the Fortune 500 and health plan markets, through a combination of direct, consultant/broker and affiliate sales. MHN intends to achieve additional market share by broadening its employer products, including using the Internet as a distribution channel and by continuing carve-out product sales, funded on either a risk or ASO basis.

        MHN's products and services were being provided to over 8.0 million individuals as of December 31, 2002, with approximately 2.7 million individuals under risk-based programs, approximately 2.3 million individuals under self-funded programs and approximately 3.0 million individuals under EAP.

        MHN is serving approximately 737 employer groups on a stand-alone basis plus approximately 3,386 groups through other affiliates of ours, primarily in California and the Northeast.

        Headquartered in San Rafael, California, MHN has nationwide operations with full-service clinical intake offices in New York, Dallas, Milwaukee, Las Vegas and Huntington Beach, California.

GOVERNMENT CONTRACTS SEGMENT

        Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE programs and other government contracts.

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

  •
  Region 6, covering Arkansas, Oklahoma, most of Texas and most of Louisiana

  •
  Regions 9, 10 and 12, covering California, Hawaii, Alaska and part of Arizona

        During 2002, enrollment of TRICARE beneficiaries in the HMO option (called "TRICARE Prime") of the TRICARE program for the Region 11 contract increased by 1% to 143,742 while the total estimated number of eligible beneficiaries, based on DoD data, decreased by less than 1% to 236,834. During 2002, enrollment of TRICARE beneficiaries in TRICARE Prime for the Region 6 contract increased by 7% to 445,063 while the total estimated number of eligible beneficiaries, based on DoD data, decreased by 1% to 612,611. During 2002, enrollment of TRICARE beneficiaries in TRICARE Prime for the Regions 9, 10 and 12 contract increased by 4% to 368,971 while the total estimated number of eligible beneficiaries, based on DoD data and excluding Alaska, decreased by less than 1% to 611,789. DoD estimated numbers of eligible beneficiaries are subject to revision when actual numbers become available.

        Under the TRICARE contracts, Federal Services shares health care cost risk with DoD for both gains and losses. Federal Services subcontracts to affiliated and unrelated third parties for the administration and health care risk of parts of these contracts. If all option periods are exercised by DoD and no further extensions of the performance period are made, health care delivery ends on October 31, 2004 for the Region 6 contract, on March 31, 2005 for the Regions 9, 10 and 12 contract, and February 29, 2004 for the Region 11 contract.

        On August 1, 2002, the United States Department of Defense ("DoD") issued a Request For Proposals ("RFP") for the rebid of the TRICARE contracts. The RFP divides the United States into three regions (North, South and West) and provides for the award of one contract for each region. The RFP also provides that each of the three new contracts will be awarded to a different prime contractor. Proposals in response to the RFP for each of the three regions were submitted by Federal Services in January 2003 and it is anticipated that DoD will award the three new TRICARE contracts on or before June 1, 2003. Health care delivery under the new TRICARE contracts will not commence until the expiration of health care delivery under the current TRICARE contracts.

TRICARE FOR LIFE.

        TRICARE For Life ("TFL") was passed by Congress as part of the FY 2001 National Defense Authorization Act (P.L. 106-398) and became Public Law on October 30, 2000. The program was implemented by the DoD on October 1, 2001, restoring TRICARE coverage for all Medicare-eligible retired beneficiaries who are enrolled in Medicare Part B. TFL covers all uniformed services retirees, spouses, and other qualifying dependents and survivors (including certain former spouses) who are Medicare-eligible and enrolled in Medicare Part B, regardless of age. Eligible beneficiaries receive all Medicare-covered benefits plus all TRICARE covered benefits. For most beneficiaries, Medicare will be first payer for all Medicare-covered services and TRICARE will be the secondary payer. TRICARE will pay all Medicare copays and deductibles and cover most of the cost of certain care not covered by Medicare. TFL covers approximately 1.5 million beneficiaries, with approximately 500,000 of those beneficiaries within Federal Services' regions.

VETERANS AFFAIRS.

        During 2002, Federal Services administered 15 contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in ten states. Federal Services also managed 127 contracts with the U.S. Department of Veterans Affairs, one subcontract for the U.S. Department of Veterans Affairs and one contract with the U.S. Marshals Service for claims re-pricing services.

OTHER BUSINESS

WORKERS' COMPENSATION ADMINISTRATIVE SERVICES.

        Our subsidiaries organized under Health Net Employer Services, Inc. ("HN Employer Services") (formerly known as Employer & Occupational Services Group, Inc.) provide a full range of workers' compensation administrative services to insurers, self-funded employers, third-party claims administrators and public agencies. These services include injury reporting and provider referral, automated bill review and PPO network access, field and telephonic case management, direction of care and practice management. During the first six months of 2002, HN Employer Services offered claim/benefit administration, claim investigation and adjudication, and litigation management through its claims administration subsidiary (which was divested effective July 1, 2002). HN Employer Services is headquartered in Irvine, California and has sales and service offices in Arizona, California, Colorado, Connecticut, Georgia, Illinois, New York, North Carolina, Oregon and Texas. During 2002, HN Employer Services' Managed Care Services unit provided services on more than $1.6 billion of billed charges for medical care for covered beneficiaries of its customers. The unit processed over 2.5 million bills from providers and hospitals located in 50 states and handled nearly 29,000 intake calls resulting in the processing of over 21,000 injury reports and 553 medical care cases referred for case management services and/or utilization review services.

        Effective July 1, 2002, we sold our HN Employer Services claims processing subsidiary, EOS Claims Services, Inc. ("EOS Claims"), to Tristar Insurance Group, Inc. ("Tristar"). In connection with the sale, we received $500,000 in cash, and also entered into a Payor Services Agreement. Under the Payor Services Agreement, Tristar has agreed to exclusively use EOS Managed Care Services, Inc. (one of our remaining HN Employer Services subsidiaries) for various managed care services to its customers and clients. We estimated and recorded a $2.6 million pretax loss on the sale of EOS Claims during the second quarter ended June 30, 2002. As of the date of sale, EOS Claims had no net equity after dividends to its parent company and the goodwill impairment charge taken in the first quarter ended March 31, 2002.

        For the year ended December 31, 2002, HN Employer Services' Managed Care Services unit generated revenues of approximately $47.1 million which are included in "Other income".

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

        The following table sets forth the number of primary care and specialist physicians contracted either directly with our HMOs or through our contracted PPGs as of December 31, 2002:

Primary Care Physicians	73,926
Specialist Physicians	164,306

Total	238,232

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

COST CONTAINMENT.

        In most HMO plan designs, the primary care physician or PPG is responsible for authorizing all needed medical care except for emergency medical services. We believe that this authorization process reduces inappropriate use of medical resources and achieves efficiencies in cases where reimbursement is based on risk-sharing arrangements.

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

COMPETITION.

        HMOs operate in a highly competitive environment in an industry currently subject to significant changes from business consolidations, new strategic alliances, legislative reform and market pressures brought about by a better informed and better organized customer base. Our HMOs face substantial competition from for-profit and nonprofit HMOs, PPOs, self-funded plans (including self-insured employers and union trust funds), Blue Cross/Blue Shield plans, and traditional indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than we do. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of benefit plans offered, size and quality of provider network, quality of service, responsiveness to user demands, financial stability, comprehensiveness of coverage, diversity of product offerings, and market presence and reputation. The relative importance of each of these factors and the identity of our key competitors varies by market. We believe that we compete effectively with respect to all of these factors.

        Our key competitors in California are four large health plans: Kaiser Permanente, Blue Cross of California, PacifiCare Health Systems and Blue Shield of California. Kaiser is the largest HMO in the state and Blue Cross of California is the largest PPO provider in California. All together, these four plans and Health Net account for a majority of the insured market in California. There are also a number of small, regional-based health plans that compete with Health Net primarily in the small business group market segment. The combined membership for these regional plans constitutes approximately 15% of the insured market in the state.

        Our largest competitor in Arizona is Blue Cross/Blue Shield. Our Arizona HMO also competes with United Healthcare, CIGNA, PacifiCare and Aetna. Our Oregon HMO competes primarily against other HMOs including Kaiser, PacifiCare of Oregon, Providence, Regence Blue Cross Blue Shield and Lifewise, and with various PPOs.

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

        California HMO Regulations.    California HMOs such as Health Net of California, Inc. ("HN California") and certain of our specialty plans are subject to California state regulation, principally by the Department of Managed Health Care ("DMHC") under the Knox-Keene Act. Among the areas regulated by the Knox-Keene Act are: (i) adequacy of administrative operations, (ii) the scope of benefits required to be made available to members, (iii) procedures for review of quality assurance, (iv) enrollment requirements, (v) composition of policy making bodies to assure that plan members have access to representation, (vi) procedures for resolving grievances, (vii) the interrelationship between HMOs and their health care providers, (viii) adequacy and accessibility of the network of health care providers, (ix) provider contracts, and (x) initial and continuing financial viability of the HMO and its risk-bearing providers. Any material modifications to the organization or operations of HN California are subject to prior review and approval by the DMHC. This approval process can be lengthy and there is no certainty of approval. Other significant changes require filing with the DMHC, which may then comment and require changes. In addition, under the Knox-Keene Act, HN California and certain of our other subsidiaries must file periodic reports with, and are subject to periodic review and investigation by, the DMHC. Non-compliance with the Knox-Keene Act may result in an enforcement action, fines and penalties, and, in egregious cases, limitations on or revocation of the Knox-Keene license.

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

        Additionally, there are a number of recently enacted federal laws that further regulate managed health care. Recent legislation includes the Balanced Budget Act of 1997 and the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The purposes of HIPAA are to (i) limit pre-existing condition exclusions applicable to individuals changing jobs or moving to individual coverage, (ii) guarantee the availability of health insurance for employees in the small group market, (iii) prevent the exclusion of individuals from coverage under group plans based on health status, and (iv) establish national standards for the electronic exchange of health information. In December 2000, the Department of Health and Human Services ("DHHS") promulgated regulations under HIPAA related to the privacy and security of electronically transmitted protected health information ("PHI"). The new regulations require health plans, clearinghouses and providers to (a) comply with various requirements and restrictions related to the use, storage and disclosure of PHI, (b) adopt rigorous internal procedures to protect PHI, (c) create policies related to the privacy of PHI and (d) enter into specific written agreements with business associates to whom PHI is disclosed. The regulations also establish significant criminal penalties and civil sanctions for non-compliance. Health Net has completed the majority of work required to be compliant with the HIPAA Privacy Regulations prior to the effective date of April 2003. Further, Health Net is on target to be in compliance with the Transactions and Codesets requirements prior to the effective date of October 2003. The Security regulations have been recently made final and will not be enforced until approximately April 2005, and Health Net has created a Security plan to ensure appropriate compliance prior to the effective date.

        Our Medicare contracts are subject to regulation by CMS. CMS has the right to audit HMOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with CMS' contracts and regulations. Our Medicaid business is also subject to regulation by CMS, as well as state agencies.

        Most employee benefit plans are regulated by the federal government under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Employment-based health coverage is such an employee benefit plan. ERISA is administered, in large part, by the U.S. Department of Labor ("DOL"). ERISA contains disclosure requirements for documents that define the benefits and coverage. It also contains a provision that causes federal law to preempt state law in the regulation and governance of certain benefit plans and employer groups, including the availability of legal remedies under state law. Recently, the DOL adopted regulations under ERISA which mandate certain claims and appeals processing requirements. These regulations became effective starting on July 1, 2002 and fully on January 1, 2003. They will require us to make certain adjustments in our claims systems, but we do not anticipate that the cost of the adjustments will be material from a financial point of view or that the changes will not be able to be made by the stated deadline.

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

PENDING FEDERAL AND STATE LEGISLATION.

        There are a number of legislative initiatives and proposed regulations currently pending or previously proposed at the federal and state levels which could increase regulation of the health care industry. These measures include a "patients' bill of rights" and certain other initiatives which, if enacted, could have significant adverse effects on our operations. See "Cautionary Statements—Federal and State Legislation" below. For example, one version of the previously proposed "patients' bill of rights" would allow an expansion of liability for health plans. We cannot predict the outcome of any of the pending legislative or regulatory proposals, nor the extent to which we may be affected by the enactment of any such legislation or regulation.

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

EMPLOYEES

        We currently employ approximately 9,400 employees, excluding temporary employees. These employees perform a variety of functions, including provision of administrative services for employers, providers and members; negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers; handling of claims for payment of hospital and other services; and provision of data processing services. Our employees are not unionized and we have not experienced any work stoppages since our inception. We consider our relations with our employees to be very good.

OTHER INFORMATION/RECENT AND OTHER DEVELOPMENTS

DEBT OFFERING.

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

        The Senior Notes may be redeemed at the option of the Company at a price equal to the greater of (A) 100% of the principal amount of the notes to be redeemed and (B) the sum of the present values of the remaining scheduled payments on the notes to be redeemed (consisting of principal and interest, exclusive of interest accrued through the date of redemption). In calculating the present values of the remaining scheduled payments, the rate in effect on the date of calculation of the redemption price is to be used, discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable treasury yield plus 40 basis points and with interest accrued through the date of redemption.

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

        Under the Stock Purchase Agreement that evidenced the sale (as amended, the "SPA"), we, through our subsidiary, FH Assurance Company ("FHAC"), entered into a reinsurance agreement (the "Reinsurance Agreement") with the Florida Plan. Under the terms of the Reinsurance Agreement, FHAC will reimburse the Florida Plan for certain medical and hospital expenses arising after the sale. The Reinsurance Agreement will cover claims arising from all commercial and governmental health care contracts or other agreements in force as of July 31, 2001 and any renewals thereof up to 18 months after July 31, 2001. The Reinsurance Agreement provides that the Florida Plan will be reimbursed for medical and hospital expenses relative to covered claims in excess of certain baseline medical loss ratios, as follows:

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

        The maximum liability under the Reinsurance Agreement of $28 million was reported as part of loss on assets held for sale as of June 30, 2001, since this was our best estimate of our probable obligation under this arrangement. As the reinsured claims are submitted to FHAC, the liability is reduced by the amount of claims paid. As of December 31, 2002, we have paid out $20.3 million under this Reinsurance Agreement.

        The SPA included an indemnification obligation for all pending and threatened litigation as of the closing date and certain specific provider contract interpretation or settlement disputes. During the year ended December 31, 2002, we paid $5.7 million in settlements on certain indemnified items. At this time, we believe that the estimated liability related to the remaining indemnified obligations on any pending or threatened litigation and the specific provider contract disputes will not have a material impact to the financial condition of the Company.

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

        The true-up process has not been finalized and we do not have sufficient information regarding the true-up adjustments to assess probability or estimate any adjustment to the recorded loss on the sale of the Florida Plan as of December 31, 2002.

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

        Given the foregoing adverse regulatory actions, AmCareco's operations have been or are in the process of being terminated in all three of these states. These actions have caused us to determine that the carrying value of these assets is no longer recoverable. Accordingly, we wrote off the total carrying value of our investment of $7.1 million during the third quarter ended September 30, 2002.

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

INVESTMENT IN MEDUNITE.

        Throughout 2000 and 2001, we provided funding in the aggregate amount of approximately $10 million to MedUnite in exchange for preferred stock of MedUnite. During 2002, we provided approximately $3.4 million in additional funding to MedUnite. In December 2002, MedUnite was sold to ProxyMed, Inc. and we received cash and contingent notes of the buyer in connection with the sale transaction. As a result of the sale, we recorded a $12.4 million charge attributed to the write-off of our investment in MedUnite during the fourth quarter ended December 31, 2002 which included an allowance against the full value of the notes.

INVESTMENT IN NAVIMEDIX.

        During 2000, we secured an exclusive e-business connectivity services agreement from the Connecticut State Medical Society IPA, Inc. ("CSMS-IPA") for $15.0 million. CSMS-IPA is an association of medical doctors providing health care primarily in Connecticut. The amounts paid to CSMS-IPA for this agreement are included in other noncurrent assets, and we periodically assess the recoverability of such assets.

        During 2002, we entered into various agreements with external third parties in connection with this service capability. We entered into a marketing and stock issuance agreement with NaviMedix, Inc. ("NaviMedix"), a provider of online solutions connecting health plans, physicians and hospitals. In exchange for providing general assistance and advise to NaviMedix, we received 800,000 shares of NaviMedix common stock and the right to receive an additional 100,000 earnout shares for each $1 million in certain NaviMedix gross revenues generated during an annualized six month measurement period.

        In March 2002, we entered into an assignment, assumption and bonus option agreement with CSMS-IPA pursuant to which CSMS-IPA rececived 32,000 shares or 4% of the NaviMedix shares that we received and the right to receive 4% of any of the earnout shares we may realize. Under the agreement, CSMS-IPA is also entitled to receive up to an additional 8.2% of the earnout shares from us depending on the proportion of NaviMedix gross revenue that is generated in the state of Connecticut. In March 2002, we also entered into a cooperation agreement with CSMS-IPA pursuant to which we jointly designate and agree to evaluate connectivity vendors for CSMS-IPA members.

CREDIT AGREEMENTS.

        We have two credit facilities with Bank of America, N.A., as administrative agent, each governed by a separate credit agreement dated as of June 28, 2001. The credit facilities, provide for an aggregate of $700 million in borrowings, consisting of:

  •
  a $175 million 364-day revolving credit facility; and

  •
  a $525 million five-year revolving credit and competitive advance facility.

        We established the credit facilities to refinance our then-existing bank debt and for general corporate purposes, including acquisitions and working capital. The credit facilities allow us to borrow funds:

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

        Repayment.    The 364-day credit facility expires on June 26, 2003. We must repay all borrowings under the 364-day credit facility by June 26, 2003, unless the Company avails itself of a two-year term-out option in the 364-day credit facility. The five-year credit facility expires on June 28, 2006, and we must repay all borrowings under the five-year credit facility by June 28, 2006, unless the five-year credit facility is extended. The five-year credit facility may, at our request and subject to approval by lenders holding two-thirds of the aggregate amount of the commitments under the five-year credit facility, be extended for up to two twelve-month periods to the extent of the commitments made under the five-year credit facility by such approving lenders.

        Covenants.    The credit agreements contain negative covenants, including financial covenants, that impose performance requirements on our operations. The financial covenants in the credit agreements provide that:

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

        The other covenants in the credit agreements include, among other things, limitations on incurrence of indebtedness by our subsidiaries and on our ability to:

  •
  incur liens;

  •
  extend credit and make investments in non-affiliates;

  •
  merge, consolidate, dispose of stock in subsidiaries, lease or otherwise dispose of assets and liquidate or dissolve;

  •
  substantially alter the character or conduct of the business of Health Net, Inc. or any of its "significant subsidiaries" within the meaning of Rule 1-02 under Regulation S-X promulgated by the SEC;

  •
  make restricted payments, including dividends and other distributions on capital stock and redemptions of capital stock if the Company's debt is rated below investment grade by either Standard and Poor's Rating Service or Moody's Investor Services; and

  •
  become subject to other agreements or arrangements that restrict (i) the payment of dividends by any Health Net, Inc. subsidiary, (ii) the ability of Health Net, Inc. subsidiaries to make or repay loans or advances to lenders, (iii) the ability of any subsidiary of Health Net, Inc. to guarantee our indebtedness or (iv) the creation of any lien on property, provided that the foregoing shall not apply to (a) restrictions and conditions imposed by regulatory authorities or (b) restrictions imposed under either the 364-day Revolving Credit Facility or the five-year revolving credit facility.

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

SHAREHOLDER RIGHTS PLAN.

        On May 20, 1996, our Board of Directors declared a dividend distribution of one right (a "Right") for each outstanding share of our Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"), to stockholders of record at the close of business on July 31, 1996 (the "Record Date"). Our Board of Directors also authorized the issuance of one Right for each share of Common Stock issued after the Record Date and prior to the earliest of the "Distribution Date" the Rights separate from the Common Stock under the circumstances described below and in accordance with the provisions of the Rights Agreement, as defined below, the redemption of the Rights and the expiration of the Rights, and in certain other circumstances. Rights will attach to all Common Stock certificates representing shares then outstanding and no separate Rights certificates will be distributed. Subject to certain exceptions contained in the Rights Agreement dated as of June 1, 1996 by and between us and Harris Trust and Savings Bank, as Rights Agent (as amended on October 1, 1996 and May 3, 2001, the "Rights Agreement"), the Rights will separate from the Common Stock following any person, together with its affiliates and associates (an "Acquiring Person"), becoming the beneficial owner of 15% or more of the outstanding Class A Common Stock, the commencement of a tender or exchange offer that would result in any person, together with its affiliates and associates, becoming the beneficial owner of 15% or more of the outstanding Class A Common Stock or the determination by the Board of Directors that a person, together with its affiliates and associates, has become the beneficial owner of 10% or more of the Class A Common Stock and that such person is an "Adverse Person," as defined in the Rights Agreement. The Rights Agreement provides that certain passive institutional investors that beneficially own less than 17.5% of the outstanding shares of our Class A Common Stock shall not be deemed to be Acquiring Persons.

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

STOCK REPURCHASE PROGRAM.

        In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock. Pursuant to this repurchase program, we repurchased an aggregate of 10.0 million shares of our Class A Common Stock for aggregate consideration of approximately $249 million as of March 20, 2003. Share repurchases are made under this repurchase program from time to time through open market purchases or through privately negotiated transactions.

        During 2002, we received approximately $48 million in cash and $18 million of tax benefits as a result of option exercises. In 2003, we expect to receive approximately $58 million in cash and $17 million in tax benefits from estimated option exercises during the year. As a result of the $66 million (in 2002) and $75 million (in 2003) aggregate amounts of realized and estimated benefits, our total authority under the stock repurchase program is estimated at $390 million based on the authorization we received from our Board of Directors to repurchase $250 million net of exercise proceeds and tax benefits from the exercise of employee stock options.

TRICARE CONTRACTS.

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

  •
  Region 6, covering Arkansas, Oklahoma, most of Texas, and most of Louisiana

  •
  Regions 9, 10 and 12, covering California, Hawaii, Alaska and part of Arizona

        On August 1, 2002, the DoD issued a Request For Proposals ("RFP") for the rebid of the TRICARE contracts. The RFP divides the United States into three regions (North, South and West) and provides for the award of one contract for each region. The RFP also provides that each of the three new contracts will be awarded to a different prime contractor. Proposals in response to the RFP for each of the three regions were submitted by Federal Services in January 2003 and it is anticipated that DoD will award the three new TRICARE contracts on or before June 1, 2003. Health care delivery under the new TRICARE contracts will not commence until the expiration of health care delivery under the current TRICARE contracts.

        If all option periods are exercised by DoD under the current TRICARE contracts with Federal Services and no further extensions are made, health care delivery ends on February 29, 2004 for the Region 11 contract, on March 31, 2004 for the Regions 9, 10 and 12 contract and on October 31, 2004 for the Region 6 contract. As set forth above, Federal Services is competing for the new TRICARE contracts in response to the RFP.

CHANGE IN EXECUTIVE OFFICERS.

        Effective January 28, 2002, Steven P. Erwin resigned as Executive Vice President and Chief Financial Officer of the Company and Marvin P. Rich was appointed in his place as Executive Vice President, Finance and Operations. Effective August 6, 2002, Jeffrey Bairstow resigned as President of the Company's Government and Specialty Services Division; effective April 30, 2002, Cora Tellez, resigned as President of the Company's Health Plans Division; and effective April 15, 2002, Gary S. Velasquez resigned as President of the Company's Business Transformation and Innovation Services Division. Effective May 24, 2002, Jeffrey Folick became Executive Vice President, Regional Health Plans and Specialty Companies of the Company and effective April 1, 2002, Christopher P. Wing became Executive Vice President, Regional Health Plans and Specialty Companies of the Company and President of the Company's California operations. Finally, effective May 23, 2002, James P. Woys, President of Health Net Federal Services, was designated as an executive officer of the Company.

LEGISLATION.

        In 2001, the United States Senate and House of Representatives passed separate bills, sometimes referred to as "patients' rights" or "patients' bill of rights" legislation, that sought, among other things, to hold health plans liable for claims regarding health care delivery and improper denial of care. This legislation would have removed or limited federal preemption under the Employee Retirement Income Security Act of 1974 ("ERISA") that currently precludes most individuals from suing health plans for causes of action based upon state law and would enable plan members to challenge coverage and benefits decisions in state and federal courts. Although both bills provided for independent review of decisions regarding medical care, the bills differed on the circumstances and procedures under which lawsuits could be brought against managed care organizations and the scope of their liability. Although Congress did not ultimately enact legislation based on the 2001 bills, and adjourned in 2002 without reconciling the two bills, we expect the issue to be considered again in 2003 and that similar bills will be introduced. If patients' bill of rights legislation is enacted into law, we could be subject to significant additional litigation risk and regulatory compliance costs, which could be costly to us and could have a significant adverse effect on our results of operations. Although we could attempt to mitigate our ultimate exposure to litigation and regulatory compliance costs through, among other things, increases in premiums, there can be no assurance that we would be able to mitigate or cover the costs stemming from litigation arising under patients' bill of rights legislation or the other costs that we could incur in connection with complying with patients' bill of rights legislation.

FIRST OPTION HEALTH PLAN.

        Effective July 30, 1999, a wholly-owned subsidiary of ours merged with and into FOHP, Inc., a then-majority owned subsidiary of ours, which, as a result of the merger, became a wholly-owned subsidiary of the Company. In connection with the merger, the former minority shareholders of FOHP were entitled to receive either $.25 per share or payment rights which entitled the holders to receive as much as $15.00 per payment right on or about July 1, 2001, provided certain hospital and other provider participation and other conditions are met. Also in connection with the merger, certain holders of payment rights were also entitled to receive additional consideration of $2.25 per payment right ("Bonus Consideration") if our New Jersey health plan achieved certain annual returns on common equity and the participation conditions are met. Based on the satisfaction of certain participation and other conditions by the former minority shareholders of FOHP, FOHP has made aggregate payments of approximately $30.4 million to certain holders of payment rights. FOHP is in the process of making the remaining $3.3 million in payments to additional holders of payment rights, subject to such holders submitting appropriate documentation.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES.

  2002 Charges

        During the fourth quarter ended December 31, 2002, we recognized $35.8 million of impairment charges stemming from purchased and internally developed software that was rendered obsolete as a result of our operations and systems consolidation process. In addition, beginning in the first quarter of 2003, internally developed software of approximately $13 million in carrying value will be subject to accelerated depreciation to reflect their revised useful lives as a result of our operations and systems consolidation.

        Effective December 31, 2002, MedUnite, Inc., a health care information technology company, in which we had invested $13.4 million, was sold. As a result of the sale, our original investments were exchanged for $1 million in cash and $2.6 million in notes. Accordingly, we wrote off the original investments of $13.4 million less the $1 million cash received and recognized an impairment charge of $12.4 million on December 31, 2002 which included an allowance against the full value of the notes.

        During the third quarter ended September 30, 2002, we evaluated the carrying value of our investments available for sale in CareScience, Inc. ("Care Science"). The common stock of CareScience has been consistently trading below $1.00 per share since early September 2002, and is at risk of being delisted. As a result, we have determined that the decline in the fair value of CareScience's common stock was other than temporary. The fair value of these investments was determined based on quotations available on a securities exchange registered with the SEC as of September 30, 2002. Accordingly, we recognized a pretax $3.6 million write-down in the carrying value of these investments which is classified as asset impairment and restructuring charges for the third quarter ended September 30, 2002. Subsequent to the write-down, our new cost basis in our investment in CareScience was $2.6 million as of September 30, 2002. Our remaining holdings in CareScience are included in investments available for sale on the accompanying condensed consolidated balance sheets.

        During the third quarter of 2002, we evaluated the carrying value of our investments in convertible preferred stock and subordinated notes of AmCareco, Inc. arising from a previous divestiture of health plans in Louisiana, Oklahoma and Texas in 1999. Since August 2002, authorities in these states have taken various actions, including license denials and liquidation-related processes, that have caused us to determine that the carrying value of these assets is no longer recoverable. Accordingly, we wrote off the total carrying value of our investment of $7.1 million which was included as a charge in asset impairment and restructuring charges for the third quarter ended September 30, 2002. Our investment in AmCareco had been included in other noncurrent assets on the accompanying condensed consolidated balance sheets.

  2001 Charges

        As part of our ongoing general and administrative expense reduction efforts, during the third quarter of 2001, we finalized a formal plan to reduce operating and administrative expenses for all business units within the Company (the "2001 Plan"). In connection with the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative, financial and technology functions. We recorded pretax restructuring charges of $79.7 million during the third quarter ended September 30, 2001 (the "2001 Charge"). As of September 30, 2002, we had completed the 2001 Plan. As of December 31, 2002, we had $3.4 million in lease termination payments remaining to be paid under the 2001 Plan. These payments will be made during the remainder of the respective lease terms.

        Severance and Benefit Related Costs.    During the third quarter ended September 30, 2001, we recorded severance and benefit related costs of $43.3 million related to enterprise-wide staff reductions, which costs were included in the 2001 Charge. These reductions include the elimination of approximately 1,517 positions throughout all functional groups, divisions and corporate offices within the Company. As of September 30, 2002, the termination of positions in connection with the 2001 Plan had been completed and we recorded a modification of $1.5 million to reflect an increase in the severance and related benefits in connection with the 2001 Plan from the initial amount of $43.3 million included in the 2001 Charge to a total of $44.8 million. No additional payments remain to be paid related to severance and benefit-related costs included in the 2001 Charge.

        Asset Impairment Costs.    We also evaluated the carrying value of certain long-lived assets that were affected by the 2001 Plan. The affected assets were primarily comprised of information technology systems and equipment, software development projects and leasehold improvements. We determined that the carrying value of these assets exceeded their estimated fair values. The fair values of these assets were determined based on market information available for similar assets. For certain of the assets, we determined that they had no continuing value to us due to our abandoning certain plans and projects in connection with our workforce reductions.

        Accordingly, we recorded asset impairment charges of $27.9 million consisting entirely of non-cash write-downs of equipment, building improvements and software application and development costs, which charges were included in the 2001 Charge. The carrying value of these assets was $6.9 million as of December 31, 2002.

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

        Real Estate Lease Termination Costs.    The 2001 Charge included charges of $5.1 million related to termination of lease obligations and non-cancelable lease costs for excess office space resulting from streamlined operations and consolidation efforts. Through December 31, 2002, we had paid $1.7 million of the termination obligations. The remainder of the termination obligations of $3.4 million will be paid during the remainder of the respective lease terms.

        Other Costs.    The 2001 Charge included charges of $3.4 million related to costs associated with closing certain data center operations and systems and other activities which were completed and paid for in the first quarter ended March 31, 2002.

POTENTIAL DIVESTITURES.

        We continue to evaluate the profitability realized or likely to be realized by our existing businesses and operations. We are reviewing from a strategic standpoint which of such businesses or operations, if any, should be divested.

APPROVAL OF NON-AUDIT SERVICES

        The Audit Committee of our Board of Directors has approved the following non-audit services to be performed by Deloitte & Touche LLP, our independent auditor: (1) certain tax services and consultations; (2) actuarial certification services; (3) benefit plan audit services; and (4) certain other miscellaneous non-audit services permitted under Section 10A of the Exchange Act.

CAUTIONARY STATEMENTS

        In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are hereby filing cautionary statements identifying important risk factors that could cause our actual results to differ materially from those projected in "forward-looking statements" of the Company made by or on behalf of the Company, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the factors set forth below and the risks discussed in our other filings with the SEC.

        We wish to caution readers that these factors, among others, could cause our actual financial or enrollment results to differ materially from those expressed in any projections, estimates or forward-looking statements relating to the Company. The following factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by us. You should not place undue reliance on these forward-

looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date thereof.

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

        GOVERNMENT PROGRAMS AND REGULATION.    Our business is subject to extensive federal and state laws and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements and periodic examinations by governmental agencies. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. Existing or future laws and rules could force us to change how we do business and may restrict our revenue and/or enrollment growth, and/or increase its health care and administrative costs, and/or increase our exposure to liability with respect to members, providers or others. In particular, our HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates, and approval of policy language and benefits. Although these regulations have not significantly impeded the growth of our business to date, there can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses or that regulatory changes will not have a material adverse effect on our business. Delays in obtaining or failure to obtain or maintain governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or the number of our members, increase costs or adversely affect our ability to bring new products to market as forecasted. In addition, efforts to enact changes to Medicare could impact the structure of the Medicare program, benefit designs and reimbursement. Changes to the current operation of our Medicare services could have a material adverse effect on our results of operations.

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

        The amount of government receivables set forth in our condensed consolidated financial statements represents our best estimate of the government's liability under TRICARE and other federal government contracts. In December 2000, our subsidiary, Federal Services, and the United States Department of Defense agreed to a settlement of approximately $389 million for outstanding receivables, of which we received $60 million in December 2000 and the remainder in January 2001. In general, government receivables are estimates and subject to government audit and negotiation. In addition, inherent in government contracts are an uncertainty of and vulnerability to government disagreements. Final amounts we actually receive under government contracts may be significantly greater or less than the amounts we recognize.

        On August 1, 2002, the United States Department of Defense ("DoD") issued a Request For Proposals ("RFP") for the rebid of the TRICARE contracts. The RFP divides the United States into three regions (North, South and West) and provides for the award of one contract for each region. The RFP also provides that each of the three new contracts will be awarded to a different prime contractor. Proposals in response to the RFP for each of the three regions were submitted by Federal Services in January 2003, and it is anticipated that the DoD will award the three new TRICARE contracts on or before June 1, 2003. Health care delivery under the new TRICARE contracts will not commence until the expiration of health care delivery under the current TRICARE contracts. If all option periods are exercised by the DoD under the current TRICARE contracts with the Company and no further extensions are made, health care delivery ends on February 29, 2004 for the Region 11 contract, on March 31, 2004 for the Regions 9, 10 and 12 contract and on October 31, 2004 for the Region 6 contract.

        INTERNET-RELATED OPERATIONS.    The emergence of the Internet and related new technologies may fundamentally change managed care organizations. In this connection, the Company has previously attempted to develop collaborative approaches with business partners to transform their existing assets and expertise into new e-business opportunities, including the development of net-enabled connectivity among purchasers, consumers, managed care organizations, providers and other trading partners.

        There can be no assurance that we will be able to recognize or capitalize on the Internet-related opportunities or technologies that ultimately prove to be accepted and effective within the managed care industry, the provider communities and/or among consumers. There can also be no assurance that new technologies invested in or developed by us or our business partners will prove operational; that they will be accepted by consumers, providers or business partners; that they will achieve their intended results; that we will recoup our investment in Internet-related technologies or related ventures; or that other technologies will not be more accepted or prove more effective. In addition, we contract with and rely upon third parties for certain Internet-related content, tools and services. We have also contracted to establish links between our web sites and third party web sites. Any failure by those third parties to perform in accordance with the terms of their agreements or to comply with applicable law could adversely impact our Internet operations and services, and could expose us to liability.

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

        FINANCING CONDITIONS.    Our indebtedness includes $400 million in unsecured senior notes due 2011. We also have in place a $525 million five-year revolving credit and competitive advance facility that expires in June 2006, and a 364-day revolving credit facility that expires in June 2003. See the discussion under the headings "—Other Information—Recent and Other Developments—Debt Offering" and "—Other Information—Recent and Other Developments—Credit Agreements." Accordingly, we are considering our financing alternatives, including renewing or terming out the 364-day credit facility, obtaining a new credit facility and pursuing a public debt offering. Our ability to obtain any financing, whether through renewal of our existing credit facilities, obtaining a new credit facility, issuing public debt or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. There can be no assurance that we will be able to renew our current credit facilities prior to their expiration, or obtain a new credit facility, on terms similar to those of our current credit facilities or on more favorable terms, if at all, or initiate and complete a public debt offering or otherwise obtain financing on acceptable terms or within an acceptable time, if at all. Failure to renew the existing 364-day credit facility prior to its expiration or to otherwise obtain financing on terms and within a time acceptable to us could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements.

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

        DISASTER RECOVERY.    We are in the process of updating our disaster recovery plans which now include the capability of maintaining fully redundant systems for our operations utilizing various alternate sites provided by a national disaster recovery vendor. Before these plans are fully updated, a disaster such as fire, flood, earthquake, tornado, power loss, virus, telecommunications failure, break-in or similar event could severely damage or interrupt our systems and operations, result in loss of data, and/or delay or impair our ability to service our members and providers. Even after the plans are updated, there can be no assurance that such adverse effects will not occur in the event of a disaster. Due to the limited availability of electricity in California in past years, where a substantial part of our operations are located, certain of our locations in that state have experienced sporadic periods of electricity outages. A substantial or sustained interruption in the power supplied to our facilities and systems in California or elsewhere could significantly and negatively impact our ability to conduct our business. Any such disaster, power loss or similar event could have a material adverse effect on our business, financial condition and results of operations.

        TERRORIST AND OTHER MALICIOUS ACTIVITY.    We have updated our procedures for dealing with potential terrorist-related activity such as the September 11, 2001 attacks, the anthrax cases in 2001 and potential future events involving malicious activity. Even with such updated procedures, there can be no assurance that such events will not occur or that such events will not materially or negatively affect the Company, including through adverse effects on general economic conditions, industry- and company-specific economic conditions, the price and availability of products or services, the availability or morale of employees, our operations and or its facilities, or the demand for our products and services.

Item 2. Properties.

        We lease office space for our principal executive offices in Woodland Hills, California and our offices in Rancho Cordova, California. Our executive offices, comprising approximately 110,000 square feet, are occupied under a lease expiring December 31, 2004. A significant portion of our California HMO operations are also housed in Woodland Hills, in a separate, 325,000 square foot leased facility. This new, two-building facility was occupied at the end of 2001, under a lease that expires December 31, 2011. Combined rent for our Woodland Hills facilities was approximately $12.8 million in 2002.

        We also lease an aggregate of approximately 440,000 square feet of office space in Rancho Cordova, California for certain Health Plan Services and Government Contract operations. Our aggregate rent obligations under these leases were approximately $5.4 million in 2002. These leases expire at various dates. We also lease a total of approximately 240,000 square feet of office space in Irvine, California and San Rafael, California for certain specialty services operations.

        In addition to the office space referenced above, we lease approximately 120 sites in 22 states, totaling roughly 2 million square feet of space.

        We also own facilities comprising, in the aggregate, approximately 770,000 square feet of space. These facilities include headquarters for our health plan subsidiaries in Arizona and Connecticut, as well as a data processing facility in Rancho Cordova, California.

        We believe that our ownership and rental costs are consistent with those associated with similar space in the applicable local areas. Our properties are well maintained, adequately meet our needs and are being utilized for their intended purposes.

Item 3. Legal Proceedings.

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

        Superior seeks $300 million in compensatory damages, unspecified punitive damages and the costs of the action, including attorneys' fees. In discovery, Superior has offered testimony as to various damages claims, ranging as high as $408 million plus unspecified amounts of punitive damages. We dispute all of Superior's claims, including the entire amount of damages claimed by Superior.

        On August 1, 2000, a motion filed by us and FHC to remove the lawsuit from the jurisdiction of the Bankruptcy Court to the United States District Court for the Central District of California was granted. Pursuant to a June 12, 2002 intra-district transfer order, the lawsuit was transferred to Judge Percy A. Anderson. On August 23, 2002, pursuant to a stipulation filed by Superior and M&R, Superior dismissed all of its claims against M&R. On December 5, 2002, however, Judge Anderson recused himself and issued a second intra-district transfer order. The lawsuit is now pending in the District Court under case number SACV-00-658 (GLT)(MLG) before Judge Gary L. Taylor. We and Superior are completing discovery and are engaged in pretrial motions. On December 20, 2002 Judge Taylor issued an order setting a discovery cut-off date of July 2, 2003 and a trial date to be held in November 2003.

        We intend to defend ourselves vigorously in this litigation. While the final outcome of these proceedings cannot be determined at this time, based on information presently available, we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition.

FPA MEDICAL MANAGEMENT, INC.

        Since May 1998, several complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. ("FPA") at various times between February 3, 1997 and May 15, 1998. The complaints name as defendants FPA, certain of FPA's auditors, us and certain of our former officers, and were filed in the following courts: United States District Court for the Southern District of California; United States Bankruptcy Court for the District of Delaware; and California Superior Court in the County of Sacramento. The complaints allege that we and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between us and FPA, about FPA's business and about our 1997 sale of FPA common stock held by us. All claims against our former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. In early 2000, we filed a motion to dismiss all claims asserted against us in the consolidated federal class actions but have not formally responded to the other complaints. That motion has been withdrawn without prejudice and the consolidated federal class actions have been stayed pending resolution of matters in a related case in which we are not a party.

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

STATE OF CONNECTICUT V. PHYSICIANS HEALTH SERVICES, INC.

        Physicians Health Services, Inc. ("PHS"), a subsidiary of ours, was sued on December 14, 1999 in the United States District Court in Connecticut by the Attorney General of Connecticut, Richard Blumenthal, acting on behalf of a group of state residents. The lawsuit was premised on the Federal Employee Retirement Income Security Act ("ERISA") and alleged that PHS violated its duties under ERISA by managing its prescription drug formulary in a manner that served its own financial interest rather than those of plan beneficiaries. The suit sought to have PHS revamp its formulary system and to provide patients with written denial notices and instructions on how to appeal. PHS filed a motion to dismiss which asserted that the state residents the Attorney General purported to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that his office lacked standing to bring the suit and that the allegations failed to state a claim under ERISA. On July 12, 2000, the court granted PHS' motion and dismissed the action. On March 27, 2002, the United States Court of Appeals for the Second Circuit affirmed the district court's dismissal of the action. On June 25, 2002, the plaintiff filed a petition requesting that the United States Supreme Court review the Second Circuit's decision to affirm dismissal of the case. On October 7, 2002, the United States Supreme Court denied plaintiff's petition for review. As a result, we believe the Company has no further exposure for this case.

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

Subscriber Track

        The subscriber track includes the following actions involving us: Pay v. Foundation Health Systems, Inc. (filed in the Southern District of Mississippi on November 22, 1999), Romero v. Foundation Health Systems, Inc. (filed in the Southern District of Florida on June 23, 2000, as an amendment to a suit filed in the Southern District of Mississippi), State of Connecticut v. Physicians Health Services of Connecticut, Inc.(filed in the District of Connecticut on September 7, 2000), and Albert v. CIGNA Healthcare of Connecticut, Inc., et al. (including Physicians Health Services of Connecticut, Inc. and Foundation Health Systems, Inc.) (filed in the District of Connecticut on September 7, 2000). The Pay and Romero actions seek certification of nationwide class actions, unspecified damages and injunctive relief and allege that cost containment measures used by our health maintenance organizations, preferred provider organizations and point-of-service health plans violate provisions of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") and ERISA. The Albert suit also alleges violations of ERISA and seeks certification of a nationwide class and unspecified damages and injunctive relief. The State of Connecticut action asserts claims against our subsidiary, Physicians Health Services of Connecticut,  Inc., and us that are similar, if not identical, to those asserted in the previous lawsuit which, as discussed above, the United States Court of Appeals for the Second Circuit affirmed dismissal of on March 27, 2002.

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

        On September 26, 2002, the Court denied plaintiff Romero's motion for class certification. The Court initially scheduled plaintiff Romero's individual case for trial in May 2003. On October 1, 2002, the Court issued an order referring plaintiff Romero's individual case to mediation. On October 10, 2002, plaintiff Romero filed a motion requesting that the Court reconsider its decision to deny class certification. On November 25, 2002, the Court denied plaintiff Romero's motion for reconsideration. The deadline for plaintiffs to appeal to the Eleventh Circuit the district court's denial of class status expired on December 10, 2002. On January 16, 2003, the district court moved the trial date from May to September 2003. In the interest of avoiding the further expense and burden of continued litigation, we resolved the lead subscriber track case for an immaterial amount ($2,500). As a result of this settlement, the Romero and Pay actions will be dismissed with prejudice with no admission of liability. Signed settlement papers were received from plaintiffs on March 20, 2003 and will be submitted to the Court for entry of the Order dismissing the actions. The State of Connecticut and Albert actions remain pending.

Provider Track

        The provider track includes the following actions involving us: Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on August 17, 2000 as an amendment to a suit filed in the Southern District of Mississippi), California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc.(filed in the Northern District of California in May 2000), Klay v. Prudential Ins. Co. of America, et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on February 22, 2001 as an amendment to a case filed in the Northern District of California), Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Lynch v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Sutter v. Health Net of the Northeast, Inc. (D. N.J.) (filed in New Jersey state court on April 26, 2002) and Medical Society of New Jersey v. Health Net,  Inc., et al., (D. N.J.) (filed in New Jersey state court on May 8, 2002).

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

        On September 22, 2000, we filed a motion to dismiss, or in the alternative to compel arbitration, in Shane. On December 11, 2000, the court granted in part and denied in part our motion to compel arbitration. Under the court's December arbitration order, plaintiff Dennis Breen, the single named plaintiff to allege a direct contractual relationship with us in the August complaint, was compelled to arbitrate his direct claims against us. We filed an appeal in the United States Court of Appeals for the 11th Circuit seeking to overturn the portion of the district court's December ruling that did not order certain claims to arbitration. On April 26, 2001, the court modified its December arbitration order and decided to retain jurisdiction over certain direct claims of plaintiff Breen relating to a single contract. On March 2, 2001, the District Court for the Southern District of Florida issued an order in Shane granting the dismissal of certain claims with prejudice and the dismissal of certain other claims without prejudice, and denying the dismissal of certain claims.

        On March 26, 2001, a consolidated amended complaint was filed in Shane against managed care companies, including us. This consolidated complaint adds new plaintiffs, including Leonard Klay and the California Medical Association (who, as set forth below, had previously filed claims against the Company), and has, in addition to revising the pleadings of the original claims, added a claim under the California Business and Professions Code. On May 1, 2001, we filed a motion to compel arbitration in Shane of the claims of all individual plaintiffs that allege to have treated persons insured by us. On that same date, we filed a motion to dismiss this action. Preliminary discovery and briefing regarding the plaintiffs' motion for class certification has taken place. On May 7, 2001, the court heard oral argument on class certification issues in Shane. On May 9, 2001, the court entered a scheduling order permitting further discovery. On May 14, 2001, Health Net joined in a motion for stay of proceedings in Shane v. Humana, Inc., et al.(including Foundation Health Systems, Inc.) (00-1334-MD) in the United States District Court for the Southern District of Florida pending appeal in the 11th Circuit Court of Appeals. On June 17, 2001, the district court stayed discovery until after the district court ruled upon motions to dismiss and motions to compel arbitration. This order staying discovery also applied to other actions transferred to the district court by the Judicial Panel on Multidistrict Litigation, namely California Medical Association v. Blue Cross of California, Inc. et al., Klay v. Prudential Ins. Co. of America, et al., Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc., and Lynch v. Physicians Health Services of Connecticut, Inc. On June 25, 2001, the 11th Circuit Court of Appeals entered an order staying proceedings in the district court pending resolution of the appeals relating to the district court's ruling on motions to compel arbitration. On March 14, 2002, the 11th Circuit affirmed the district court's ruling on motions to compel arbitration. On March 25, 2002, the plaintiffs filed with the Eleventh Circuit a motion for relief from the stay. We joined in an opposition to plaintiff's motion and joined a petition for rehearing of the arbitration issues before the entire Eleventh Circuit panel. On June 21, 2002, the Eleventh Circuit denied the petition for rehearing. Certain defendants filed a petition with the United States Supreme Court requesting review of a portion of the Eleventh Circuit's decision to affirm the district court's arbitration order. On July 12, 2002, the plaintiffs filed a motion requesting leave to amend their complaint. On July 29, 2002, the Court ordered that the stay of discovery is lifted effective September 30, 2002.

        On September 26, 2002, the Court granted plaintiffs' motion for class certification, initially scheduled trial to begin in May 2003, and granted plaintiffs' request for leave to amend their complaint. The new complaint adds another managed care company as a defendant, adds the Florida Medical Society and the Louisiana Medical Society as plaintiffs, withdraws Dennis Breen as a named plaintiff, and adds claims under the New Jersey Consumer Fraud Act and the Connecticut Unfair Trade Practices Act against defendants other than Health Net. On October 1, 2002, the Court issued an order referring the lead provider track case to mediation. On October 10, 2002, the defendants filed a petition requesting that the Eleventh Circuit review the district court's order granting class status. That same day, the defendants also filed a motion requesting that the district court stay discovery pending ruling on the appeal by the Eleventh Circuit, and pending ruling by the district court on the defendants' motion to dismiss and motions to compel arbitration. On October 15, 2002, the United States Supreme Court agreed to review a portion of the Eleventh Circuit's decision to affirm the district court's arbitration order. On October 25, 2002, Health Net requested that the district court stay discovery against it pending ruling by the Supreme Court on arbitration issues. The district court later denied this request. On February 24, 2003, the Supreme Court heard oral argument on the arbitration issues and that appeal is now under review by the Court. On October 18, 2002, the defendants filed a motion to dismiss the plaintiffs' amended complaint. On November 6, 2002, the district court denied the defendants' October 10, 2002 motion requesting a stay of discovery. On November 26, 2002, the plaintiffs filed a motion with the district court seeking leave to amend their complaint, which motion was denied. The district court has moved the trial date from May to December 2003.

        On November 20, 2002, the Eleventh Circuit granted the defendants' petition for review of the district court's certification decision. On December 2, 2002, the defendants filed a motion with the Eleventh Circuit requesting that it stay discovery pending resolution of the class certification appeal. The Eleventh Circuit denied this motion. On December 30, 2002, defendants filed their brief with the Eleventh Circuit seeking reversal of the district court's grant of class status. Briefing of this appeal was completed on March 13, 2003.

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

        On April 26, 2002, plaintiff John Ivan Sutter, M.D., P.A. filed an amended complaint in New Jersey state court joining Health Net of the Northeast, Inc. ("Health Net of the Northeast"), a subsidiary of ours, in an action originally brought against Horizon Blue Cross Blue Shield of New Jersey, Inc., CIGNA Healthcare of New Jersey, Inc. and CIGNA Corp (collectively known as "CIGNA"), United Healthcare of New Jersey, Inc. and United Healthcare Insurance Company and Oxford Health Plans, Inc. The complaint seeks certification of a statewide class of health care providers who render or have rendered services to patients who are members of health care plans sponsored by the defendants.

        Plaintiff alleges that the defendants engage in unfair and deceptive acts and practices which are designed to delay, deny, impede and reduce compensation to physicians. The complaint seeks unspecified damages and sets forth causes of action for breach of contract, breach of the implied duty of good faith and fair dealing, violations of the New Jersey Prompt Payment Act and the Healthcare Information Networks and Technologies Act (the "HINT Act"), reformation, violations of the New Jersey Consumer Fraud Act, unjust enrichment and conversion. On May 22, 2002, the New Jersey state court severed the action filed by Dr. Sutter into five separate cases, including an action against Health Net of the Northeast only. On May 24, 2002, Health Net of the Northeast removed the case against it to federal court. That same day, the CIGNA entities removed plaintiff Sutter's action against them to federal court and the United Healthcare entities removed plaintiff Sutter's action against them to federal court. Plaintiff moved to remand all of these cases to state court and the defendants moved to stay the cases pending ruling by the JPML as to whether these cases should be transferred to MDL 1334 for coordinated or consolidated pretrial proceedings. On July 9, 2002, the federal district court denied plaintiff's motion to remand without prejudice, consolidated the cases against Health Net of the Northeast, the CIGNA entities, and the United Healthcare entities into one case for pretrial proceedings, and stayed the case pending the JPML's ruling on transfer to MDL 1334. On July 18,

2002, the JPML transferred this action to MDL 1334 for coordinated or consolidated pretrial proceedings. On September 23, 2002, plaintiff filed in the MDL proceeding a motion to remand to state court. On November 5, 2002, defendants moved to suspend briefing on remand. The district court denied this motion on November 18, 2002, and remand briefing was completed on December 30, 2002.

        On May 8, 2002, the Medical Society of New Jersey filed a complaint in New Jersey state court against us and our subsidiaries, Health Net of the Northeast, Inc., First Option Health Plan of New Jersey, Inc., and Health Net of New Jersey, Inc. (the "Health Net defendants"). Plaintiff brought this action on its own behalf and purportedly on behalf of its physician members and alleges that the Health Net defendants engage in practices which are designed to delay, deny, impede and reduce compensation to physicians. Plaintiff has requested declaratory and injunctive relief and has set forth causes of action for violation of public policy, violations of the New Jersey Consumer Fraud Act, violations of the HINT Act and tortious interference with prospective economic relations. On June 14, 2002, the Health Net defendants removed this case to federal court. On July 3, 2002, the Health Net defendants filed a motion to stay this action pending ruling by the JPML on whether to transfer this case to MDL 1334. On July 15, 2002, plaintiff filed a motion to remand this case to state court. On August 2, 2002, the JPML transferred this case to MDL 1334 for coordinated or consolidated pretrial proceedings.

        We intend to defend ourselves vigorously in all of this JPML litigation. While the final outcome of these proceedings cannot be determined at this time, based on information presently available, we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition.

MISCELLANEOUS PROCEEDINGS

        We and certain of our subsidiaries are also parties to various other legal proceedings, many of which involve claims for coverage encountered in the ordinary course of our business. While the final outcome of these proceedings cannot be determined at this time, based on information presently available, we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of the security holders of the Company, either through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The following table sets forth the high and low sales prices of the Company's Class A Common Stock, par value $.001 per share (the "Class A Common Stock"), on The New York Stock Exchange, Inc. ("NYSE") since January 3, 2001.

	HIGH	LOW
Calendar Quarter—2001
First Quarter	$26.19	$17.42
Second Quarter	21.91	16.35
Third Quarter	19.72	16.00
Fourth Quarter	23.99	18.50
Calendar Quarter—2002
First Quarter	$27.60	$20.55
Second Quarter	30.15	24.70
Third Quarter	26.79	20.35
Fourth Quarter	27.57	21.17
Calendar Quarter—2003
First Quarter (through March 20, 2003)	$27.90	$22.60

        On March 20, 2003, the last reported sales price per share of the Class A Common Stock was $26.24 per share.

DIVIDENDS

        We have paid no dividends on the Class A Common Stock during the preceding two fiscal years. We have no present intention of paying any dividends on the Class A Common Stock, although the matter will be periodically reviewed by our Board of Directors.

        We are a holding company and, therefore, our ability to pay dividends depends on distributions received from our subsidiaries, which are subject to regulatory net worth requirements and additional state regulations which may restrict the declaration of dividends by HMOs, insurance companies and licensed managed health care plans. The payment of any dividend is at the discretion of our Board of Directors and depends upon our earnings, financial position (including cash position), capital requirements and such other factors as our Board of Directors deems relevant.

        Under our credit agreements with Bank of America, N.A., as agent, we cannot declare or pay cash dividends to our stockholders or purchase, redeem or otherwise acquire shares of our capital stock or warrants, rights or options to acquire such shares for cash except to the extent permitted under the credit agreements, which are described elsewhere in this Annual Report.

SHARE REPURCHASE PROGRAM

        In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock. As of March 20, 2003, we had repurchased an aggregate of 10.0 million shares of our Class A Common Stock under this repurchase program for aggregate consideration of approximately $249 million. Share repurchases are made under this repurchase program from time to time through open market purchases or through privately negotiated transactions. We plan to use cash flows from operations to fund the share repurchases.

        During 2002, we received approximately $48 million in cash and $18 million of tax benefits as a result of option exercises. In 2003, we expect to receive approximately $58 million in cash and $17 million in tax benefits from estimated option exercises during the year. As a result of the $66 million (in 2002) and $75 million (in 2003) aggregate amounts of realized and estimated benefits, our total authority under the stock repurchase program is estimated at $390 million based on the authorization we received from our Board of Directors to repurchase $250 million net of exercise proceeds and tax benefits from the exercise of employee stock options.

HOLDERS

        As of March 20, 2003, there were approximately 1,500 holders of record of Class A Common Stock.

Item 6. Selected Financial Data.

        The information required by this Item 6 is set forth in the Company's 2002 Annual Report to Stockholders on page 1, and is incorporated herein by reference and made a part hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information required by this Item 7 is set forth in the Company's 2002 Annual Report to Stockholders on pages 27 through 47, and is incorporated herein by reference and made a part hereof.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        The information required by this Item 7A is set forth in the Company's 2002 Annual Report to Stockholders on pages 47 and 48, and is incorporated herein by reference and made a part hereof.

Item 8. Financial Statements and Supplementary Data.

        The information required by this Item 8 is incorporated herein by reference to the Company's 2002 Annual Report to Stockholders and made a part hereof as follows: (1) the consolidated financial statements of Health Net, Inc. and subsidiaries on pages 50 through 85 of the Company's 2002 Annual Report to Stockholders are so incorporated by reference and made a part hereof and (2) the Report of Independent Auditors on page 49 of the Company's 2002 Annual Report to Stockholders is so incorporated by reference and made a part hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2002, under the captions "Director Nominees," "Information Concerning Current Members of the Board of Directors and Nominees," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference and made a part hereof.

Item 11. Executive Compensation.

        The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31,

2002, under the captions "Executive Compensation and Other Information" and "Directors' Compensation For 2002." Such information is incorporated herein by reference and made a part hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information regarding security ownership of certain beneficial owners and management required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2002, under the caption "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference and made a part hereof.

        With respect to securities of the Company authorized for issuance under the Company's Equity Compensation Plans as of December 31, 2002, the following table is provided:

Plan category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	9,302,875	$21.75	5,650,148

Equity compensation plans not approved by security holders (2)	3,544,974	$19.26	3,356,944

Total	12,847,849	$21.06	9,007,092

(1)
Includes all stock option plans of the Company other than the 1998 Stock Option Plan.

(2)
Includes the Company's 1998 Stock Option Plan (the only equity plan not approved by security holders).

1998 Stock Option Plan

        On December 5, 1998, we adopted our 1998 Stock Option Plan. The purposes of the 1998 Stock Option Plan are (1) to align the interests of our stockholders and recipients of awards under the plan by increasing the proprietary interest of award recipients in our growth and success; (2) to attract and retain employees and directors and (3) to motivate employees and directors to act in the long-term best interests of our stockholders. The 1998 Stock Option Plan is administered by the Compensation and Stock Option Committee (the "Compensation Committee") of the Board of Directors or by the Board of Directors. References in this summary of the 1998 Stock Option Plan to the Compensation Committee refer also to the Board of Directors, if and to the extent that the Board of Directors elects to act in an administrative capacity with respect to the plan. The terms of the plan permit the Compensation Committee to delegate some or all of its power and authority under the plan to executive officers of the Company.

        General.    We have reserved for issuance under the 1998 Stock Option Plan a total of 8,256,243 shares of our Class A Common Stock available for awards, including 500,000 shares available for stock awards. The number of available shares is subject to adjustment in the event of a stock split, stock dividend, recapitalization, reorganization, merger, consolidation, combination, exchange of shares, liquidation, spin-off or other similar change in capitalization or event or any distribution to holders of common stock other than a regular cash dividend. If any award granted under the 1998 Stock Option Plan expires or is terminated for any reason, the shares of common stock underlying the award will again be available under the 1998 Stock Option Plan.

        Awards.    Under the 1998 Stock Option Plan, the Compensation Committee may grant awards consisting of stock options and stock appreciation rights ("SARs") to eligible employees and may grant stock awards in the form of restricted stock (which may include associated cash awards) or bonus stock to eligible employees and directors. However, no awards may be granted under the plan to certain highly compensated officers of the Company.

  •
  Stock options. Stock option awards under the plan consist of stock options which are not intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended. At the time a stock option is granted, the Compensation Committee determines the number of shares of our Class A Common Stock subject to the option, the exercise price per share of underlying common stock, the period during which the option may be exercised and the restrictions on and conditions to exercise of the option. The exercise price of the option per share of underlying common stock must be at least equal to the fair market value of a share of the common stock on the date the option is granted.

  •
  Stock appreciation rights.    The Compensation Committee may grant SARs in conjunction with a concurrent or pre-existing stock option award. An SAR entitles the holder to receive, upon exercise of the SAR and surrender of the related stock option, shares of common stock, cash or a combination of stock and cash with an aggregate value equal to the product of

  •
  the excess of (1) the fair market value of one share of common stock on the date of exercise over (2) the base price of the SAR,

        multiplied by

    •
    the number of shares of common stock subject to the surrendered stock option.

    The base price of an SAR is equal to the exercise price per share of the related stock option. The term, exercisability and other provisions of an SAR are fixed by the Compensation Committee.

  •
  Stock awards.    The Compensation Committee may award shares of our Class A Common Stock either as a restricted stock award or as bonus stock that is not subject to restriction. Bonus stock awards are vested upon grant. In the case of restricted stock, the Compensation Committee fixes the restrictions, the restriction period and the valuation date applicable to each award. The recipient of a restricted stock award will be unable to dispose of the shares prior to the expiration of the applicable restricted period. Unless otherwise determined by the Compensation Committee, during the restricted period, the recipient is entitled to vote the shares and receive any regular cash dividends on the shares. In connection with any restricted stock award, the Compensation Committee may authorize the payment of a cash award, subject to restrictions and other terms and conditions prescribed by the Compensation Committee, to the holder of the restricted stock, payable at any time after the restricted stock becomes vested. The amount of the cash award may not exceed 100% of the average fair market value of the restricted stock as determined over a period of 60 consecutive trading days ending on the applicable valuation date.

        Change of Control.    In the event of a "Change of Control" (as that term is defined in the 1998 Stock Option Plan) all stock options and SARs outstanding under the 1998 Stock Option Plan will become immediately exercisable in full and the restrictions on all restricted stock awards will lapse. All awards under the plan are required to be evidenced by a written agreement on terms approved by the

Compensation Committee, subject to the provisions of the plan. An agreement evidencing stock options or restricted stock granted under the plan may contain provisions limiting the acceleration of the exercisability of options and the acceleration of the lapse of restrictions on restricted stock in connection with a Change of Control as the Compensation Committee deems appropriate to ensure that the penalty provisions applicable to excess parachute payments under the Internal Revenue Code of 1986, as amended, will not apply to any stock, cash or other property received by the award holder from the Company.

        Termination of Employment or Service.    In the event of the termination of employment or service as a director of the holder of an award, other than in the event of a termination or removal for "Cause" (as defined under the 1998 Stock Option Plan), the Compensation Committee may provide for the vesting of the holder's restricted stock, cash awards and stock options under the plan. In the event an award holder is terminated (or removed from the Board of Directors) for "Cause," all of the holder's restricted stock and cash awards under the plan that remain subject to restrictions will be forfeited and all of the holder's stock options under the plan will be terminated.

        Amendment and Termination.    The plan, which is subject to amendment or termination by the Board of Directors, will terminate automatically, unless terminated earlier by the Board of Directors, when shares of our Class A Common Stock are no longer available for the grant of awards under the plan.

Item 13. Certain Relationships and Related Transactions.

        The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2002, under the caption "Certain Relationships and Related Party Transactions." Such information is incorporated herein by reference and made a part hereof.

Item 14. Controls and Procedures.

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

        Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

1. FINANCIAL STATEMENTS

        The following consolidated financial statements are incorporated by reference into this Annual Report on Form 10-K from pages 49 through 85 of the Company's 2002 Annual Report to Stockholders:

    Report of Deloitte & Touche LLP

    Consolidated balance sheets as of December 31, 2002 and 2001

    Consolidated statements of operations for each of the three years in the period ended December 31, 2002

    Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 2002

    Consolidated statements of cash flows for each of the three years in the period ended December 31, 2002

    Notes to consolidated financial statements

2. FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedules and accompanying report thereon are filed as a part of this Annual Report on Form 10-K:

    Report of Deloitte & Touche LLP

    Schedule I—Condensed Financial Information of Registrant (Parent Company Only)

    Schedule II—Valuation and Qualifying Accounts and Reserves

        All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto which are incorporated by reference into this Annual Report on Form 10-K from the Company's 2002 Annual Report to Stockholders.

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
*10.6
Letter Agreement between Health Net, Inc. and Jay M. Gellert dated as of October 13, 2002 (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).
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
*10.11
Employment Letter Agreement between Health Net, Inc. and Timothy J. Moore, M.D. dated March 12, 2001 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-12718) and incorporated herein by reference).
*10.12
Employment Letter Agreement between Health Net, Inc. and Marvin P. Rich dated January 25, 2002 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).
*10.13
Separation, Waiver and Release Agreement between Health Net, Inc. and Steven P. Erwin dated March 15, 2002 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718), and incorporated herein by reference).
*10.14
Separation, Waiver and Release Agreement between Health Net, Inc. and Gary Velasquez dated April 15, 2002 (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-12718) and incorporated herein by reference).
*10.15
Separation, Waiver and Release Agreement between Health Net, Inc. and Cora Tellez dated April 30, 2002 (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-12718) and incorporated herein by reference).
*10.16
Employment Letter Agreement between Health Net, Inc. and Christopher P. Wing dated March 8, 2002 (filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.17
Employment Letter Agreement between Health Net, Inc. and Jeffrey M. Folick dated March 22, 2002 (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).
*10.18
Form of Severance Payment Agreement dated December 4, 1998 by and between Foundation Health Systems, Inc. and various of its executive officers (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 1, 1998 (File No. 1-12718) and incorporated herein by reference).
*10.19
Form of Agreement amending Severance Payment Agreement by and between Health Net, Inc. and various of its executive officers (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
*10.20
Form of Stock Option Agreement utilized for Tier 1 officers of Health Net, Inc. (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).
*10.21
Form of Stock Option Agreement utilized for Tier 2 officers of Health Net, Inc. (filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).
†*10.22	Form of Restricted Stock Agreement utilized by Health Net, Inc., a copy of which is filed herewith.
*10.23
Form of Stock Option Agreement utilized for Tier 3 officers of Health Net, Inc. (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).
*10.24
Foundation Health Systems, Inc. Deferred Compensation Plan (filed as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).
*10.25
Foundation Health Systems, Inc. Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).
*10.26
Foundation Health Systems, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).
*10.27
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
*10.29
Amendment to Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
*10.30
Second Amendment to Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).
*10.31
Foundation Health Systems, Inc. 1998 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.32
Amendments to Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
*10.33
Second Amendment to Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).
*10.34
Health Net, Inc. 2002 Stock Option Plan (filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).
*10.35
Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524) on November 18, 1994 and incorporated herein by reference).
*10.36
Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).
*10.37
Health Net, Inc. Employee Stock Purchase Plan, as amended and restated as of January 1, 2002 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference.
*10.38
Foundation Health Systems, Inc. Executive Officer Incentive Plan (filed as Annex A to the Company's definitive proxy statement on March 31, 2000 (File No. 1-12718) and incorporated herein by reference).
*10.39	Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).
†*10.40	Amendments through December 31, 2002 made to the Health Net, Inc. 401(k) Savings Plan, a copy of which is filed herewith.
*10.41
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
*10.44
1990 Stock Option Plan of Foundation Health Corporation (as amended and restated effective April 20, 1994) (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).
*10.45
Foundation Health Corporation Directors Retirement Plan (filed as Exhibit 10.96 to Foundation Health Corporation's Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-10540) and incorporated herein by reference).
*10.46
Amended and Restated Deferred -Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation's Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.47
Foundation Health Corporation Supplemental Executive Retirement Plan (as Amended and Restated effective April 25, 1995) (filed as Exhibit 10.100 to Foundation Health Corporation's Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).
*10.48
Foundation Health Corporation Executive Retiree Medical Plan (as amended and restated effective April 25, 1995) (filed as Exhibit 10.101 to Foundation Health Corporation's Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).
10.49
Five-Year Credit Agreement dated as of June 28, 2001 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender (filed as Exhibit 10.34 to the Company's Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).
10.50
364-Day Credit Agreement dated as of June 28, 2001 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.35 to the Company's Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).
10.51
First Amendment to 364-Day Credit Agreement dated as of June 27, 2002 among the Company, the lenders party thereto and Bank of America, N.A. as Administrative Agent (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).
10.52
First Amendment to Office Lease, dated May 14, 2001, between Health Net (a California corporation) and LNR Warner Center, LLC (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).
10.53
Lease Agreement between HAS-First Associates and Foundation Health Corporation dated August 1, 1988 and form of amendment thereto (filed as Exhibit 10.20 to Foundation Health Corporation's Registration Statement on Form S-1 (File No. 33-34963) on May 17, 1990 and incorporated herein by reference).
10.54
Office Lease dated September 20, 2000 by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).
10.55
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
10.56
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
10.62
Sixth Amendment to Stock Purchase Agreement dated June 4, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
10.63
Seventh Amendment to Stock Purchase Agreement dated June 29, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).
†11.1
Statement relative to computation of per share earnings of the Company (included in Exhibit 13.1 to this Annual Report on Form 10-K under Note 2 to the consolidated financial statements on page 61 of Health Net, Inc.'s 2002 Annual Report to Stockholders).
†12.1	Statement relative to computation of ratio of earnings to fixed charges—consolidated basis, a copy of which is filed herewith.
†13.1	Selected portions of the Health Net, Inc. 2002 Annual Report to Stockholders, a copy of which portions are filed herewith.
†21.1	Subsidiaries of the Company, a copy of which is filed herewith.
†23.1	Consent of Deloitte & Touche LLP, a copy of which is filed herewith.
†99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

†
A copy of the exhibit is being filed with this Annual Report on Form 10-K.

(b)
Reports on Form 8-K

        No Current Reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2002.

INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Board of Directors and Stockholders of
Health Net, Inc.
Woodland Hills, California

        We have audited the consolidated financial statements of Health Net, Inc. (the "Company") as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 13, 2003; such financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Health Net, Inc., listed in Item 15(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the financial statement schedule of condensed financial information of registrant, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ Deloitte & Touche LLP
Los Angeles, California
February 13, 2003

SUPPLEMENTAL SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)

HEALTH NET, INC.
CONDENSED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$204,537	$101,550
Investments—available for sale	2,520	3,316
Other assets	10,237	10,190
Notes receivable due from subsidiaries	23,007	54,603
Due from subsidiaries	70,746	126,473

Total current assets	311,047	296,132

Property and equipment, net	47,171	43,707
Goodwill, net	394,784	394,784
Other intangible assets, net	10,618	11,970
Investment in subsidiaries	1,745,014	1,607,264
Other noncurrent deferred taxes	20,641	54,918
Notes receivable due from subsidiaries	2,435	2,435
Other noncurrent assets	66,905	92,285

Total Assets	$2,598,615	$2,503,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Due to subsidiaries	$72,330	$93,635
Intercompany notes payable	1,651	35,052
Deferred taxes	33,822	24,732
Other current liabilities	100,795	114,786

Total current liabilities	208,598	268,205
Intercompany notes payable — long term	641,498	438,549
Revolving credit facility and capital leases	—	195,182
Senior notes payable	398,821	398,678
Other noncurrrent liabilities	40,649	37,369

Total Liabilities	1,289,566	1,337,983

Commitments and contingencies
Stockholders' Equity:
Common stock and additional paid-in capital	730,626	662,867
Restricted common stock	1,913	—
Unearned compensation	(1,441)	—
Retained earnings	826,379	597,753
Common stock held in treasury, at cost	(259,513)	(95,831)
Accumulated other comprehensive gain	11,085	723

Total Stockholders' Equity	1,309,049	1,165,512

Total Liabilities and Stockholders' Equity	$2,598,615	$2,503,495

See accompanying note to condensed financial statements.

HEALTH NET, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
REVENUES:
Net investment income	$5,725	$8,168	$6,574
Other income	1,984	2,659	5,011
Administrative service agreements	252,373	154,266	126,346

Total revenues	260,082	165,093	137,931
EXPENSES:
General and administrative	235,310	145,429	126,486
Amortization and depreciation	15,727	28,460	30,847
Interest	47,954	66,301	98,618
Net loss on sale of businesses and properties	—	71,724	409
Asset impairment and restructuring charges	36,736	13,217	—

Total expenses	335,727	325,131	256,360

Loss from continuing operations before income taxes and equity in net income of subsidiaries	(75,645)	(160,038)	(118,429)
Income tax benefit	25,596	59,214	43,819
Equity in net income of subsidiaries	278,675	187,353	238,233

Net income	$228,626	$86,529	$163,623

See accompanying note to condensed financial statements.

HEALTH NET, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$84,814	$(55,976)	$23,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	—	7,496	10,888
Maturities of investments	—	1,000	825
Purchases of investments	—	(5,108)	(9,121)
Net purchases of property and equipment	(24,908)	(11,762)	(32,312)
Other assets	3,846	(15,311)	(8,626)

Net cash used in investing activities	(21,062)	(23,685)	(38,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in checks outstanding, net of deposits	(5,707)	(275)	5,982
Net borrowings from subsidiaries	201,144	256,260	69,023
Proceeds from exercise of stock options and employee stock purchases	49,524	10,449	5,794
Proceeds from issuance of notes and other financing arrangements	50,000	601,076	250,000
Repayment of debt	(245,410)	(777,532)	(522,807)
Repurchase of common stock	(159,676)	—	—
Dividends received from subsidiaries	168,000	163,496	159,503
Capital contributions to subsidiaries	(18,640)	(88,514)	(45,525)

Net cash provided by (used in) financing activities	39,235	164,960	(78,030)

Net increase (decrease) in cash and cash equivalents	102,987	85,299	(92,807)
Cash and cash equivalents, beginning of period	101,550	16,251	109,058

Cash and cash equivalents, end of period	$204,537	$101,550	$16,251

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$38,188	$46,501	$87,023
Income taxes paid	76,647	24,154	9,694
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock	$1,913	$—	$—
Notes and stocks received on sale of businesses	224	26,000	—
Settlement of intercompany notes payable through dividends from subsidiaries	—	62,337	—
Settlement of intercompany notes receivable through capital contributions to subsidiaries	—	(55,063)	(33,000)

See accompanying note to condensed financial statements.

HEALTH NET, INC.
NOTE TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        Health Net, Inc.'s ("HNT") investment in subsidiaries is stated at cost plus equity in undistributed earnings (losses) of subsidiaries. HNT's share of net income (loss) of its unconsolidated subsidiaries is included in consolidated income using the equity method. This condensed financial information of registrant (parent company only) should be read in conjunction with the consolidated financial statements of Health Net, Inc. and subsidiaries.

        Effective January 1, 2001, HNT merged its wholly owned subsidiary, Foundation Health Corporation, with and into HNT, thereby terminating the separate existence of Foundation Health Corporation. As a result, condensed financial information of registrant (parent company only) for the year ended December 31, 2000 has been restated to reflect this merger.

        Certain amounts in the prior periods have been reclassified to conform to the 2002 presentation. The reclassifications have no effect on total revenues, total expenses, net earnings or stockholders' equity as previously reported.

        Effective, January 1, 2002, HNT adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which, among other things, eliminates amortization of goodwill and other intangibles with indefinite lives. Goodwill amortization expense was $0, $12.2 million and $12.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

SUPPLEMENTAL SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
HEALTH NET, INC.

(Amounts in thousands)

	Balance at beginning of period	Charged to costs and expenses	Credited to other accounts (1)	Deductions (2)	Balance at end of period
2002:
Allowance for doubtful accounts:
Premiums receivable	$14,595	$5,475	$(6,106)		$13,964
2001:
Allowance for doubtful accounts:
Premiums receivable	$19,822	$3,573	$(8,106)	$(694)	$14,595
2000:
Allowance for doubtful accounts:
Premiums receivable	$21,937	$13,779	$(15,894)	$—	$19,822

(1)
Credited to premiums receivable on the Consolidated Balance Sheets.

(2)
The amount for 2001 is the result of the sale of one of our subsidiaries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC.
By:	/s/ MARVIN P. RICH Marvin P. Rich Executive Vice President, Finance and Operations
Date: March 24, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAY M. GELLERT Jay M. Gellert	President and Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2003
/s/ MARVIN P. RICH Marvin P. Rich	Executive Vice President, Finance and Operations (Principal Accounting and Financial Officer)	March 24, 2003
/s/ J. THOMAS BOUCHARD J. Thomas Bouchard	Director	March 24, 2003
/s/ GOV. GEORGE DEUKMEJIAN Gov. George Deukmejian	Director	March 24, 2003
/s/ THOMAS T. FARLEY Thomas T. Farley	Director	March 24, 2003
/s/ GALE S. FITZGERALD Gale S. Fitzgerald	Director	March 24, 2003
/s/ PATRICK FOLEY Patrick Foley	Director	March 24, 2003

/s/ ROGER F. GREAVES Roger F. Greaves	Director	March 24, 2003
/s/ RICHARD W. HANSELMAN Richard W. Hanselman	Director	March 24, 2003
/s/ RICHARD J. STEGEMEIER Richard J. Stegemeier	Director	March 24, 2003
/s/ BRUCE G. WILLISON Bruce G. Willison	Director	March 24, 2003

CERTIFICATIONS

        I, Jay M. Gellert, certify that:

1.
I have reviewed this annual report on Form 10-K of Health Net, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ JAY M. GELLERT Jay M. Gellert President and Chief Executive Officer

        I, Marvin P. Rich, certify that:

1.
I have reviewed this annual report on Form 10-K of Health Net, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ MARVIN P. RICH Marvin P. Rich Executive Vice President, Finance and Operations

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.