Form 10-Q
period 2003-03-31
HEALTH NET INC
filed 2003-05-13
CIK 916085

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2003
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

(818) 676-6000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

        The number of shares outstanding of the registrant's Class A Common Stock as of May 8, 2003 was 115,814,591 (excluding 15,563,629 shares held as treasury stock) and no shares of Class B Common Stock were outstanding as of such date.

HEALTH NET, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEALTH NET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$869,340	$841,164
Investments—available for sale	907,918	1,008,975
Premiums receivable, net	130,325	166,068
Amounts receivable under government contracts	142,805	78,404
Reinsurance and other receivables	104,242	108,147
Deferred taxes	77,469	78,270
Other assets	78,103	91,376

Total current assets	2,310,202	2,372,404
Property and equipment, net	197,823	199,218
Goodwill, net	762,066	762,066
Other intangible assets, net	21,734	22,339
Other noncurrent assets	163,933	110,650

Total Assets	$3,455,758	$3,466,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,114,687	$1,036,105
Health care and other costs payable under government contracts	235,758	224,235
Unearned premiums	79,622	178,120
Accounts payable and other liabilities	273,008	263,590

Total current liabilities	1,703,075	1,702,050
Senior notes payable	398,856	398,821
Deferred taxes	8,513	9,705
Other noncurrent liabilities	48,491	47,052

Total Liabilities	2,158,935	2,157,628

Commitments and contingencies
Stockholders' Equity:
Common stock and additional paid-in capital	740,296	730,626
Restricted common stock	5,070	1,913
Unearned compensation	(4,617)	(1,441)
Treasury Class A common stock, at cost	(347,825)	(259,513)
Retained earnings	894,608	826,379
Accumulated other comprehensive income	9,291	11,085

Total Stockholders' Equity	1,296,823	1,309,049

Total Liabilities and Stockholders' Equity	$3,455,758	$3,466,677

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	First Quarter Ended March 31,
	2003	2002
REVENUES
Health plan services premiums	$2,234,568	$2,090,317
Government contracts	453,556	349,502
Net investment income	13,075	15,572
Other income	11,822	14,427

Total revenues	2,713,021	2,469,818

EXPENSES
Health plan services	1,861,190	1,750,903
Government contracts	437,542	339,421
General and administrative	224,163	215,176
Selling	54,636	48,024
Depreciation	15,011	13,478
Amortization	669	2,786
Interest	9,762	10,189

Total expenses	2,602,973	2,379,977

Income from operations before income taxes and cumulative effect of a change in accounting principle	110,048	89,841
Income tax provision	41,819	31,086

Income before cumulative effect of a change in accounting principle	68,229	58,755
Cumulative effect of a change in accounting principle, net of tax	—	(8,941)

Net income	$68,229	$49,814

Basic earnings per share:
Income from operations	$0.57	$0.47
Cumulative effect of a change in accounting principle	—	(0.07)

Net	$0.57	$0.40

Diluted earnings per share:
Income from operations	$0.57	$0.47
Cumulative effect of a change in accounting principle	—	(0.07)

Net	$0.57	$0.40

Weighted average shares outstanding:
Basic	118,972	123,871
Diluted	120,577	126,101

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	First Quarter Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,229	$49,814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	15,680	16,264
Cumulative effect of a change in accounting principle	—	8,941
Other changes	1,675	1,195
Changes in assets and liabilities:
Premiums receivable and unearned premiums	(62,755)	(80,225)
Other assets	18,737	22,346
Amounts receivable/payable under government contracts	(52,878)	(43,345)
Reserves for claims and other settlements	78,582	(26,094)
Accounts payable and other liabilities	14,553	17,932

Net cash provided by (used in) operating activities	81,823	(33,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	27,520	57,327
Maturities of investments	193,664	73,319
Purchases of investments	(161,339)	(240,491)
Net purchases of property and equipment	(13,529)	(11,953)
Purchases of restricted investments and other	(16,526)	1,634

Net cash provided by (used in) investing activities	29,790	(120,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	6,931	7,072
Borrowings on credit facility	—	50,000
Repurchases of common stock	(90,319)	—
Repayment of debt and other noncurrent liabilities	(49)	(125,115)

Net cash used in financing activities	(83,437)	(68,043)

Net increase (decrease) in cash and cash equivalents	28,176	(221,379)
Cash and cash equivalents, beginning of year	841,164	909,594

Cash and cash equivalents, end of year	$869,340	$688,215

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Securities moved from available for sale investments to restricted investments	$46,708	$—

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

        Health Net, Inc. (referred to hereafter as the Company, we, us or our) prepared the condensed consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements.

        We are responsible for the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results in accordance with GAAP. In accordance with GAAP, we make certain estimates and assumptions that affect the reported amounts. Actual results could differ from estimates. As these are condensed financial statements, one should also read our 2002 consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2002 filed in March 2003.

        Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for the full year.

        Certain amounts in the 2002 condensed consolidated financial statements and notes to the condensed consolidated financial statements have been reclassified to conform to our current presentation as a result of changes in our organizational structure (see Note 3). The reclassifications have no effect on total revenues, total expenses, net earnings or stockholders' equity as previously reported.

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

        Our comprehensive income is as follows (amounts in thousands):

	First Quarter Ended March 31,
	2003	2002
Net income	$68,229	$49,814
Other comprehensive loss, net of tax:
Net change in unrealized appreciation on investments available for sale	(1,794)	(4,740)

Comprehensive income	$66,435	$45,074

Earnings Per Share

        Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (stock options and restricted stock) outstanding during the periods presented. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method. There were 1,606,000 and 2,230,000 shares of dilutive common stock equivalents for the first quarter ended March 31, 2003 and 2002, respectively. Included in the dilutive common stock equivalents for the first quarter ended March 31, 2003 are 225,000 shares of restricted common stock.

        Options to purchase an aggregate of 2,579,000 and 1,631,000 shares of common stock during the first quarter ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock for each respective period. These options expire through December 2012.

        In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock. As of March 31, 2003, we had repurchased an aggregate of 10,148,200 shares of our Class A Common Stock under this repurchase program (see Note 5).

Stock-Based Compensation

        As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), we have elected to continue accounting for stock-based compensation under the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the option. We apply APB Opinion No. 25 and related Interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for our stock option or employee stock purchase plans. Had compensation cost for our plans been determined based on the fair value at the grant dates of options and employee purchase rights consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share data):

	First Quarter Ended March 31,
	2003	2002
Net income, as reported	$68,229	$49,814
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	202	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(3,677)	(3,815)

Net income, pro forma	$64,754	$45,999

Basic earnings per share
As reported	$0.57	$0.40
Pro forma	0.54	0.37
Diluted earnings per share
As reported	$0.57	$0.40
Pro forma	0.54	0.36

        The weighted average fair value for options granted during the first quarter ended March 31, 2003 and 2002 was $7.97 and $10.17, respectively. The fair values were estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the fair value calculation for the first quarter ended March 31, 2003 and 2002, respectively: (i) risk-free interest rate of 2.70% and 3.40%; (ii) expected option lives of 3.9 years and 4.4 years; (iii) expected volatility for options of 38.3% and 47.2%; and (iv) no expected dividend yield.

        As fair value criteria was not applied to option grants and employee purchase rights prior to 1995, and additional awards in future years are anticipated, the effects on net income and earnings per share in this pro forma disclosure may not be indicative of future amounts.

Goodwill and Other Intangible Assets

        In July 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as follows: (a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later).

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

        We identified the following six reporting units within our businesses: Health Plans, Government Contracts, Behavioral Health, Dental & Vision, Subacute and Employer Services Group. In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units upon adoption of this Standard. We also re-assessed the useful lives of our other intangible assets and determined that they properly reflect the estimated useful lives of these assets. We will perform our annual impairment test as of June 30 in each year.

        The changes in the carrying amount of goodwill by reporting unit are as follows (amounts in millions):

	Health Plans	Behavioral Health	Dental/ Vision	Subacute	Employer Services Group	Total
Balance at December 31, 2001	$716.7	$3.5	$0.7	$5.9	$37.6	$764.4
Impairment losses	—	(3.5)	—	—	(5.4)	(8.9)
Reclassification from other intangible assets (a)	6.9	—	—	—	—	6.9
Goodwill written off related to sale of business unit	—	—	—	—	(0.3)	(0.3)

Balance at December 31, 2002	$723.6	$—	$0.7	$5.9	$31.9	$762.1

Balance at March 31, 2003	$723.6	$—	$0.7	$5.9	$31.9	$762.1

(a)
As part of adopting SFAS No. 142, we transferred $6.9 million of other intangible assets to goodwill since they did not meet the new criteria for recognition apart from goodwill. These other intangible assets were acquired through our previous purchase transactions.

        The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
As of March 31, 2003:
Provider networks	$35.7	$(16.4)	$19.3	14-40
Employer groups	92.9	(90.5)	2.4	11-23

	$128.6	$(106.9)	$21.7

As of December 31, 2002:
Provider networks	$35.7	$(15.9)	$19.8	14-40
Employer groups	92.9	(90.4)	2.5	11-23
Other	1.5	(1.5)	—

	$130.1	$(107.8)	$22.3

        Estimated annual pretax amortization expense for other intangible assets for each of the next five years ended December 31 is as follows (amounts in millions):

2003	$2.7
2004	2.7
2005	2.5
2006	2.0
2007	1.6

Recently Issued Accounting Pronouncements

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. This interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. See Note 4 for indemnification guarantee disclosure on pending and threatened litigation related to the sale of our Florida health plan completed on August 1, 2001.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (Issue 94-3). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of any exit or disposal liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that were initiated after December 31, 2002.

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

3. SEGMENT INFORMATION

        During the fourth quarter ended December 31, 2002, changes we made in our organizational structure, in the interrelationships of our businesses and internal reporting resulted in changes to our reportable segments. We currently operate within two reportable segments: Health Plan Services and Government Contracts. Our Health Plan Services reportable segment includes the operations of our health plans in the states of Arizona, California, Connecticut, New Jersey, New York, Oregon and Pennsylvania, the operations of our health and life insurance companies and our behavioral health, dental, vision and pharmaceutical services subsidiaries. Our Government Contracts reportable segment includes government-sponsored multi-year managed care plans through the TRICARE programs and other government contracts.

        We evaluate performance and allocate resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2002, except intersegment transactions are not eliminated.

        Certain 2002 amounts have been reclassified to conform to our current presentation as a result of changes in our organizational structure.

        Our segment information is as follows (amounts in millions):

	Health Plan Services	Government Contracts	Total
First Quarter Ended March 31, 2003
Revenues from external sources	$2,234.6	$453.5	$2,688.1
Intersegment revenues	10.5	—	10.5
Segment profit	107.0	16.2	123.2
First Quarter Ended March 31, 2002
Revenues from external sources	$2,090.3	$349.5	$2,439.8
Intersegment revenues	13.2	—	13.2
Segment profit	88.4	9.4	97.8

        Beginning January 1, 2002, we implemented several initiatives to reduce our general and administrative (G&A) expenses. At that time, we changed our methodology from allocating budgeted costs to allocating actual expenses incurred for corporate shared services to more properly reflect segment costs. Our chief operating decision maker now uses the segment pretax profit or loss subsequent to the allocation of actual shared services expenses as its measurement of segment performance. We changed our methodology of determining segment pretax profit or loss to better reflect management's revised view of the relative costs incurred proportionally by our reportable segments. Certain 2002 balances have been reclassified to conform to our chief operating decision maker's current view of segment pretax profit or loss.

        A reconciliation of the total reportable segments' measures of profit to the Company's consolidated income before income taxes and cumulative effect of a change in accounting principle is as follows (amounts in millions):

	First Quarter Ended March 31,
	2003	2002
Total reportable segment profit	$123.2	$97.8
Loss from corporate and other entities	(13.2)	(8.0)

Income before income taxes and cumulative effect of a change in accounting principle as reported	$110.0	$89.8

        Loss from other corporate entities and employer services group subsidiary, which are not part of our Health Plan Services and Government Contracts reportable segments, are excluded from our measurement of segment performance. Other corporate entities include our facilities, warehouse, reinsurance and surgery center subsidiaries.

4. DIVESTITURES

Pennsylvania Health Plan

        In March 2003, we announced that we will withdraw our commercial health plan from the commercial market in the Commonwealth of Pennsylvania effective September 30, 2003. Coverage for our members enrolled in the Federal Employee Health Benefit Plan (FEHBP) will continue until December 31, 2003. Our Pennsylvania health plan had $20.4 million and $36.8 million of total revenues for the first quarter ended March 31, 2003 and 2002, respectively, and had $(0.6) million and $0.3 million of (loss) income before taxes for the first quarter ended March 31, 2003 and 2002, respectively. As of March 31, 2003, our Pennsylvania health plan had $17.6 million in net equity, which we believe is recoverable. As of March 31, 2003, we had approximately 32,000 members enrolled in our commercial health plan in Pennsylvania. Our Pennsylvania health plan is reported as part of our Health Plan Services reportable segment.

Florida Health Plan

        Effective August 1, 2001, we sold our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc. (the Plan), to Florida Health Plan Holdings II, L.L.C. In connection with the sale, we received approximately $49 million which consists of $23 million in cash and approximately $26 million in a secured six-year note bearing 8% interest per annum. We also sold the corporate facility building used by our Florida health plan to DGE Properties, LLC for $15 million, payable by a secured five-year note bearing 8% interest per annum.

        Under the Stock Purchase Agreement that evidenced the sale (as amended, the SPA), we, through our subsidiary FH Assurance Company (FHAC), entered into a reinsurance agreement (the Reinsurance Agreement) with the Plan. Under the terms of the Reinsurance Agreement, FHAC will reimburse the Plan for certain medical and hospital expenses arising after the Florida health plan sale. The Reinsurance Agreement will cover claims arising from all commercial and governmental health care contracts or other agreements in force as of July 31, 2001 and any renewals thereof up to 18 months after July 31, 2001. The Reinsurance Agreement provides that the Plan will be reimbursed for medical and hospital expenses relative to covered claims in excess of certain baseline medical loss ratios.

        The maximum liability under the Reinsurance Agreement of $28 million was reported as part of loss on assets held for sale as of June 30, 2001, since this was our best estimate of our probable obligation under this arrangement. As the reinsured claims are submitted to FHAC, the liability is reduced by the amount of claims paid. As of March 31, 2003, we have paid out $21.9 million under this agreement.

        The SPA included an indemnification obligation for all pending and threatened litigation as of the closing date and certain specific provider contract interpretation or settlement disputes. As of March 31, 2003, we have paid $5.7 million in settlements on certain indemnified items. At this time, we believe that the estimated liability related to the remaining indemnified obligations on any pending or threatened litigation and the specific provider contract disputes will not have a material impact to the financial condition of the Company.

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

  •
  A settlement of the reinsured claims in excess of certain baseline medical loss ratios. Final settlement is not scheduled to occur until the earlier part of 2004. The development of claims and claims related metrics and information provided by Florida Health Plan Holdings II, L.L.C. have not resulted in any revisions to the maximum $28 million liability we originally estimated.

        The true-up process has not been finalized and we do not have sufficient information regarding the true-up adjustments to assess probability or estimate any adjustment to the recorded loss on the sale of the Plan as of March 31, 2003.

5. STOCK REPURCHASE PROGRAM

        In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock under our stock repurchase program. As of March 31, 2003, we had repurchased an aggregate of 10,148,200 shares of our Class A Common Stock under our stock repurchase program for aggregate consideration of approximately $252 million (approximately 3.5 million shares of common stock were repurchased during the first quarter ended March 31, 2003). Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. The remaining authority under our stock repurchase program as of March 31, 2003 was $128 million.

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

        On August 1, 2000, a motion filed by us and FHC to remove the lawsuit from the jurisdiction of the Bankruptcy Court to the United States District Court for the Central District of California was granted. Pursuant to a June 12, 2002 intra-district transfer order, the lawsuit was transferred to Judge Percy A. Anderson. On August 23, 2002, in connection with the settlement and pursuant to a stipulation filed by Superior and M&R, Superior dismissed all of its claims against M&R. On December 5, 2002, Judge Anderson recused himself and issued a second intra-district transfer order. The lawsuit is now pending in the District Court under case number SACV-00-658 (GLT)(MLG) before Judge Gary L. Taylor. On April 16, 2003, Judge Taylor denied both parties' motions for summary judgment. The parties are engaged in pretrial matters, including completion of discovery, in anticipation of a trial in November 2003.

        We intend to defend ourselves vigorously in this litigation. While the final outcome of these proceedings cannot be determined at this time, we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition; however, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition.

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

        We intend to vigorously defend ourselves in these actions. While the final outcome of these proceedings can not be determined at this time, based on information presently available, we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition.

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

        On September 26, 2002, the Court denied plaintiff Romero's motion for class certification. The Court initially scheduled plaintiff Romero's individual case for trial in May 2003. On October 1, 2002, the Court issued an order referring plaintiff Romero's individual case to mediation. On October 10, 2002, plaintiff Romero filed a motion requesting that the Court reconsider its decision to deny class certification. On November 25, 2002, the Court denied plaintiff Romero's motion for reconsideration. The deadline for plaintiffs to appeal to the Eleventh Circuit the district court's denial of class status expired on December 10, 2002. On January 16, 2003, the district court moved the trial date from May to September 2003. In the interest of avoiding the further expense and burden of continued litigation, we resolved the lead subscriber track case for an immaterial amount ($2,500). As a result of this settlement, the Romero and Pay actions were dismissed with prejudice on March 28, 2003, with no admission of liability. The State of Connecticut and Albert actions remain pending.

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

        On September 26, 2002, the Court granted plaintiffs' motion for class certification, initially scheduled trial to begin in May 2003, and granted plaintiffs' request for leave to amend their complaint. The new complaint adds another managed care company as a defendant, adds the Florida Medical Society and the Louisiana Medical Society as plaintiffs, withdraws Dennis Breen as a named plaintiff, and adds claims under the New Jersey Consumer Fraud Act and the Connecticut Unfair Trade

Practices Act against defendants other than Health Net. On October 1, 2002, the Court issued an order referring the lead provider track case to mediation. On October 10, 2002, the defendants filed a petition requesting that the Eleventh Circuit review the district court's order granting class status. That same day, the defendants also filed a motion requesting that the district court stay discovery pending ruling on the appeal by the Eleventh Circuit, and pending ruling by the district court on the defendants' motion to dismiss and motions to compel arbitration. On October 15, 2002, the United States Supreme Court agreed to review a portion of the Eleventh Circuit's decision to affirm the district court's arbitration order. On October 25, 2002, Health Net requested that the district court stay discovery against it pending ruling by the Supreme Court on arbitration issues. The district court later denied this request. On February 24, 2003, the Supreme Court heard oral argument on the arbitration issues. On October 18, 2002, the defendants filed a motion to dismiss the plaintiffs' amended complaint. On November 6, 2002, the district court denied the defendants' October 10, 2002 motion requesting a stay of discovery. On November 26, 2002, the plaintiffs filed a motion with the district court seeking leave to amend their complaint, which motion was denied. The district court has moved the trial date from May to December 2003.

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

        On April 7, 2003, the United States Supreme Court reversed a portion of the Eleventh Circuit's decision to affirm the district court's arbitration order. Under the Supreme Court's ruling, certain claims against other defendants that the district court previously had refused to compel to arbitration now must be sent to arbitration. Health Net has pending before the district court motions to compel arbitration to which the Supreme Court's ruling is applicable, and, on April 25, 2003, Health Net joined in a motion to renew motions to compel arbitration and stay proceedings.

        The CMA action alleges violations of RICO, certain federal regulations and the California Business and Professions Code and seeks declaratory and injunctive relief, as well as costs and attorneys' fees. As set forth above, on March 26, 2001, the California Medical Association was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action.

        The Klay suit is a purported class action allegedly brought on behalf of individual physicians in California who provided health care services to members of the defendants' health plans. The complaint alleges violations of RICO, ERISA, certain federal regulations, the California Business and Professions Code and certain state common law doctrines, and seeks declaratory and injunctive relief and damages. As set forth above, on March 26, 2001, Leonard Klay was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action.

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

7. SUBSEQUENT EVENTS

Sale of Dental and Vision Subsidiaries

        On April 7, 2003, we announced the sale of our dental subsidiary to SafeGuard Health Enterprises, Inc. (SafeGuard). In addition, we have entered into a letter of intent with SafeGuard, under which SafeGuard will acquire our vision subsidiary and its California commercial membership. We expect these sales to close in the fourth quarter ended December 31, 2003 subject to regulatory approval. We will retain the Health Net Dental and Vision brands.

        Our dental and vision subsidiaries had $14.7 million and $13.9 million of total revenues for the first quarter ended March 31, 2003 and 2002, respectively, and had $622,000 and $(76,000) of income (loss) before income taxes for the first quarter ended March 31, 2003 and 2002, respectively. As of March 31, 2003, our dental and vision subsidiaries had a combined total of $10.1 million in net equity, which we expect to recover through the sales proceeds. Our dental and vision subsidiaries are reported as part of our Health Plan Services reportable segment.

        We have also entered into a strategic relationship with SafeGuard focused on the expansion of market share and the delivery of competitive dental benefit products that will be sold in conjunction with our medical plans.

Pharmacy Benefit Services Agreement

        Effective April 1, 2003, we entered into an amendment to modify an existing ten-year pharmacy benefit services agreement that we had entered into in February 1999 with an external third-party service provider. The amendment provides for the termination of certain service and performance provisions of the existing pharmacy benefit services agreement, and the modification of certain other service and performance provisions of the existing pharmacy benefit services agreement. In consideration for the agreements set forth in the amendment, we will pay approximately $11.5 million in May 2003 (the Amendment Payment) to the external third-party service provider. As part of the original set of transactions with this external third-party service provider, in which we sold our non-affiliate health plan pharmacy benefit management operations, we were issued a warrant to acquire 800,000 shares of common stock (as adjusted for stock splits) of the external third-party service provider. The external third-party service provider also agreed under the amendment to honor the original terms and conditions of the warrant agreement entered into as part of the consideration for the sale of our non-affiliate pharmacy benefit management operations to them in February 1999. Of the 800,000 warrants issued, 640,000 were vested as of April 1, 2003. The remaining 160,000 are scheduled to vest on April 1, 2004. In April 2003, we exercised the vested warrants. Following a 30-day holding period, we will sell the underlying common stock for an estimated gain of approximately $11.5 million. We expect to record the Amendment Payment as well as the gain realized on the sale of the underlying common stock in general and administrative expenses in May 2003. Under the amendment, we may terminate the pharmacy benefit services agreement on April 1, 2004, subject to certain termination provisions which include a termination fee of approximately $3.9 million.

        In April 2003, we paid $2.9 million to this external third-party service provider for amounts previously accrued under another provision of the pharmacy benefit services agreement.

        We also entered into a one-year consulting services agreement for $5 million with this external third-party service provider to provide us with consulting services on specialty pharmacy strategic planning, benefit design strategy and e-prescribing services. This consulting services agreement ends on March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Health Net, Inc. (together with its subsidiaries, the Company, we, us or our) is an integrated managed care organization that administers the delivery of managed health care services. We are one of the nation's largest publicly traded managed health care companies. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (HMOs), preferred provider organizations (PPOs) and point of service (POS) plans to approximately 5.3 million individuals in 15 states through group, individual, Medicare, Medicaid and TRICARE (formerly known as the Civilian Health and Medical Program of the Uniformed Services (CHAMPUS)) programs. Our subsidiaries also offer managed health care products related to behavioral health, dental, vision and prescription drugs. We also offer managed health care product coordination for workers' compensation insurance programs through our employer services group subsidiary. We also own health and life insurance companies licensed to sell PPO, POS and indemnity products, as well as auxiliary non-health products such as life and accidental death and disability insurance in 35 states and the District of Columbia.

        We currently operate within two reportable segments: Health Plan Services and Government Contracts. Our current Health Plan Services reportable segment includes the operations of our health plans in the states of Arizona, California, Connecticut, New Jersey, New York, Oregon and Pennsylvania, the operations of our health and life insurance companies and our behavioral health, dental, vision and pharmaceutical services subsidiaries. We have approximately 3.8 million at-risk and administrative services only (ASO) members in our Health Plan Services reportable segment. In March 2003, we announced that we will withdraw our commercial health plan from the commercial market in the Commonwealth of Pennsylvania effective September 30, 2003.

        Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE programs and other government contracts. The Government Contracts reportable segment administers large, multi-year managed health care government contracts. Certain components of these contracts are subcontracted to unrelated third parties. The Company administers health care programs covering approximately 1.4 million eligible individuals under TRICARE. The Company has three TRICARE contracts that cover Alaska, Arkansas, California, Hawaii, Oklahoma, Oregon, Washington and parts of Arizona, Idaho, Louisiana and Texas.

        Revenues from our employer services group operating segment are included in "Other income."

        Please refer to Note 3 to the condensed consolidated financial statements for a discussion on the changes to our reportable segments. We believe that our revised reportable segments presentation properly represents our chief operating decision maker's view of our financial data.

Cautionary Statements

        This discussion and analysis and other portions of this Form 10-Q contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the risks discussed in the "Cautionary Statements" section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the risks discussed in our other filings from time to time with the SEC.

        We wish to caution readers that those factors, among others, could cause our actual financial or enrollment results to differ materially from those expressed in any projections, estimates or forward-looking statements relating to the Company. In addition, those factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by us. You should not place undue reliance on any forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date thereof. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that arise after the date of this report.

Results of Operations

Consolidated Operating Results

        Our net income for the first quarter ended March 31, 2003 was $68.2 million, or $0.57 per basic and diluted share, compared to net income for the same period in 2002 of $49.8 million or $0.40 per basic and diluted share. Included in our results for the first quarter ended March 31, 2002 is a cumulative effect of a change in accounting principle of $8.9 million, or $0.07 per basic and diluted share, as a result of adopting Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets."

        The table below and the discussions that follow summarize our financial performance for the first quarter ended March 31, 2003 and 2002.

	First Quarter Ended March 31,
	2003	2002(a)
	(amounts in thousands, except per member per month data)
REVENUES
Health plan services premiums	$2,234,568	$2,090,317
Government contracts	453,556	349,502
Net investment income	13,075	15,572
Other income	11,822	14,427

Total revenues	2,713,021	2,469,818

EXPENSES
Health plan services	1,861,190	1,750,903
Government contracts	437,542	339,421
General and administrative	224,163	215,176
Selling	54,636	48,024
Depreciation	15,011	13,478
Amortization	669	2,786
Interest	9,762	10,189

Total expenses	2,602,973	2,379,977

Income from operations before income taxes and cumulative effect of a change in accounting principle	110,048	89,841
Income tax provision	41,819	31,086

Income before cumulative effect of a change in accounting principle	68,229	58,755
Cumulative effect of a change in accounting principle, net of tax	—	(8,941)

Net income	$68,229	$49,814

Health plan services medical care ratio	83.3%	83.8%
Government contracts cost ratio	96.5%	97.1%
Administrative ratio (b)	10.6%	10.9%
Selling costs ratio (c)	2.4%	2.3%
Health plan services premiums per member per month (PMPM) (d)	$199.64	$183.66
Health plan services PMPM (d)	$166.29	$153.84

(a)
Certain 2002 amounts have been reclassified to conform to our current presentation. The reclassifications have no effect on total revenues, total expenses, net earnings or stockholders' equity as previously reported.

(b)
The administrative ratio is computed as the sum of general and administrative (G&A) and depreciation expenses divided by the sum of health plan services premium revenues and other income.

(c)
The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.

(d)
PMPM is calculated based on total medical at-risk member months and excludes ASO member months.

Enrollment Information

        The table below summarizes our at-risk insured and ASO enrollment information as of March 31:

	2003	2002	Percent Change
	(Enrollees in Thousands)
Health Plan Services:
Commercial	2,644	2,775	(4.7)%
Federal program	173	193	(10.4)%
State programs	877	815	7.6%

Continuing plans	3,694	3,783	(2.4)%
Discontinued plan (Pennsylvania)	32	—

Total Health Plan Services	3,726	3,783	(1.5)%

ASO	89	75	18.7%

        Government contracts covered approximately 1.4 million and 1.5 million eligible individuals under the TRICARE program as of March 31, 2003 and 2002, respectively. Dependents of active-duty military personnel and retirees and their dependents are automatically eligible to receive benefits under the TRICARE program. Any changes in the enrollment reflect the timing of when the individuals become eligible.

        Commercial membership for our health plans decreased by 99,000 members or 3.6% as of March 31, 2003 compared to the same period in 2002. The decrease in the commercial membership is primarily due to exits from unprofitable large employer group accounts offset by increases in enrollment in key products and markets that we have been targeting in an effort to achieve a greater product and segment diversity. These changes have resulted in the following:

  •
  Net decrease in California of 47,000 members as a result of a 142,000 member decrease in our large group HMO market. The large group membership decline is primarily the result of the loss of the California Public Employees' Retirement System (CalPERS) account effective January 1, 2003. The CalPERS account had approximately 175,000 members. This loss is partially offset by a 95,000 member increase in our small group and individual HMO, PPO and POS markets,

  •
  Decrease in Connecticut of 39,000 members as a result of membership decreases in our large group and small group markets, and

  •
  Decrease in Arizona of 26,000 members as a result of membership decreases primarily in our large group HMO market due to disenrollment of our HMO members due to premium rate increases averaging 16% over the past year, offset by

  •
  Increase in Oregon of 18,000 members primarily in the large group market.

        In March 2003, we announced that we will withdraw our commercial health plan from the commercial market in the Commonwealth of Pennsylvania effective September 30, 2003. Coverage for our members enrolled in the Federal Employee Health Benefit Plan (FEHBP) will continue until December 31, 2003. As of March 31, 2003, we had approximately 32,000 members enrolled in our commercial health plan in Pennsylvania.

        Membership in the federal Medicare program decreased by 20,000 members or 10.4% as of March 31, 2003 compared to the same period in 2002. The decrease in the federal Medicare program membership is primarily due to planned exits from counties with inadequate reimbursement levels as follows:

  •
  Decrease in California of 6,000 members,

  •
  Decrease in Arizona of 7,000 members, and

  •
  Decrease in Pennsylvania of 5,000 members as our withdrawal from the Pennsylvania Medicare program was completed in December 2002.

        Membership in the Medicaid programs increased by approximately 62,000 members or 7.6% as of March 31, 2003, compared to the same period in 2002, primarily due to the following:

  •
  Increase in California of 46,000 members, primarily from the Healthy Families program which provides health insurance to children from low-income families, and

  •
  Increase in Connecticut and New Jersey of 16,000 members.

Health Plan Services Premiums

        Health Plan Services premiums increased $144.3 million or 7% for the first quarter ended March 31, 2003 compared to the same period in 2002. Total health plan services on a PMPM basis increased to $199.64 or 9% for the first quarter ended March 31, 2003 from $183.66 for the same period in 2002, primarily due to the following:

  •
  Increase in commercial premiums of $139.6 million or 10% for the first quarter ended March 31, 2003 as compared to the same period in 2002 due to a 14% increase in premiums on a PMPM basis, partially offset by a 4% decrease in member months. The majority of the decrease in member months is due to the loss of the CalPERS account. The premium increases on a PMPM basis were in large and small groups across all states, and

  •
  Increase in Medicaid premiums of $29.9 million or 11% for the first quarter ended March 31, 2003 as compared to the same period in 2002 driven by a 9% increase in member months and a 2% increase in premiums on a PMPM basis. The increase in member months is due to growth in Medicaid enrollment in California and Connecticut of 8% and 16%, respectively, offset by

  •
  Decreases in Medicare risk premiums of $23.3 million or 6% for the first quarter ended March 31, 2003 as compared to the same period in 2002. The decrease in Medicare risk premiums is primarily due to a 12% decline in member months partially offset by a 6% increase in premiums on a PMPM basis. The decrease in member months is from exiting certain counties.

Government Contracts Revenues

        Government Contracts revenues increased by $104.1 million or 29.8% for the first quarter ended March 31, 2003 compared to the same period in 2002 primarily due to the following:

  •
  Increase in risk sharing revenue of $47.0 million from increased health care cost estimates likely resulting from the call-up of reservists in support of the nation's heightened military activity and an increased number of enrollees seeking care in the private sector as many military health care professionals were deployed to the Middle East,

  •
  Increase in revenues of $38.7 million from higher change order costs, and

  •
  Increase in revenues of $17.2 million from higher base contract pricing on new option periods.

        On August 1, 2002, the United States Department of Defense (DoD) issued a Request For Proposals (RFP) for the rebid of the TRICARE contracts. The RFP divides the United States into three regions (North, South and West) and provides for the award of one contract for each region. The RFP also provides that each of the three new contracts will be awarded to a different prime contractor. We submitted proposals in response to the RFP for each of the three regions in January 2003, and the latest DoD schedule reflects award of the three new TRICARE contracts on or before June 1, 2003. Health care delivery under the new TRICARE contracts will not commence until the expiration of health care delivery under the current TRICARE contracts.

        If there are no further delays in the anticipated award date for the new contracts, health care delivery ends March 31, 2004 for the Region 11 contract, on June 30, 2004 for the Regions 9, 10 and 12 contract and on October 31, 2004 for the Region 6 contract. However, we do not anticipate award until mid-summer to early fall of 2003, which could imply minor slippage in these transition dates. As set forth above, we are competing for the new TRICARE contracts in response to the RFP.

Net Investment Income

        Net investment income decreased by $2.5 million or 16% for the first quarter ended March 31, 2003 compared to the same period in 2002. This decline is primarily a result of continued declines in interest rates of an average of 50 basis points in the first quarter ended March 31, 2003 compared to the same period in 2002.

Other Income

        Other income is primarily comprised of revenues from our employer services group subsidiary. Other income decreased by $2.6 million or 18.1% for the first quarter ended March 31, 2003 compared to the same period in 2002. This decrease is primarily due to the sale of our claims processing subsidiary effective July 1, 2002.

Health Plan Services Costs

        Health plan services costs increased by $110.3 million or 6% for the first quarter ended March 31, 2003 as compared to the same period in 2002. Total health plan services costs on a PMPM basis increased to $166.29 or 8% for the first quarter ended March 31, 2003 from $153.84 for the same period in 2002, primarily due to the following:

  •
  Increase in commercial health care costs of $120.1 million or 10% for the first quarter ended March 31, 2003 as compared to the same period in 2002 due to a 14% increase in commercial health care costs on a PMPM basis primarily as a result of higher hospital costs reflecting increased unit cost trends for outpatient costs, partially offset by a 4% decrease in member months,

  •
  Increase in Medicaid health care costs of $21.5 million or 10% for the first quarter ended March 31, 2003 as compared to the same period in 2002 due to 9% increase in member months due to Medicaid membership growth in California and Connecticut and a 1% increase in health care costs on a PMPM basis, offset by

  •
  Decrease in Medicare risk health care costs of $31.4 million or 9% for the first quarter ended March 31, 2003 as compared to the same period in 2002 due to a 12% decline in member months, partially offset by a 3% increase in Medicare health care costs on a PMPM basis also reflective of higher hospital unit cost trends.

        Health Plan Services MCR decreased to 83.3% or by 0.5% for the first quarter ended March 31, 2003 as compared to 83.8% for the same period in 2002 primarily due to a continued focus on pricing discipline combined with pricing increases above the health care cost trend for our Medicare and Medicaid products. The increase in our overall Health Plan Services premiums on a PMPM basis of 8.7% as compared to the same period in 2002 outpaced the increase in our overall health care costs on a PMPM basis of 8.1% as compared to the same period in 2002.

        As our estimates for health care costs are based on actuarially developed estimates, incurred claims related to prior years may differ from previously estimated amounts. Cumulative prior period incurred amounts expensed in the first quarter ended March 31, 2003 was less than 0.1% of the most recent 12 months incurred costs.

Government Contracts Costs

        Government Contracts costs increased by $98.1 million or 28.9% for the first quarter ended March 31, 2003 compared to the same period in 2002. The increase is primarily due to increases in health care estimates and higher administrative and health care change order costs.

        Government Contracts cost ratio decreased to 96.5% for the first quarter ended March 31, 2003, as compared to 97.1% the same period in 2002. The 65 basis point improvement is primarily due to higher pricing on new option periods and higher change order volume.

General and Administrative (G&A) Costs

        G&A costs increased by $9.0 million or 4.2% for the first quarter ended March 31, 2003 compared to the same period in 2002. The increase reflects continued investment in our operations and systems consolidation projects. The administrative expense ratio decreased to 10.6% for the first quarter ended March 31, 2003 compared to 10.9% for the same period in 2002. We continue to realize operating and administrative cost reductions attributed to the restructuring plan we implemented in the third quarter ended September 30, 2001 to consolidate certain administrative, financial and technology functions. The 22 basis point improvement in our administrative expense ratio is due to a 6.9% increase in health plan services premium revenues outpacing the increase in G&A costs.

Selling Costs

        Selling costs consist of broker commissions paid to brokers and agents and sales incentives paid to our sales associates. During the fourth quarter ended December 31, 2002, we separated selling costs from G&A expenses to better reflect the shift in our commercial health plan mix to small group. The selling costs ratio increased to 2.4% for the first quarter ended March 31, 2003 compared to 2.3% for the same period in 2002. This increase reflects the continued shift of our commercial health plan mix to small group with its higher selling costs.

Amortization and Depreciation

        Amortization and depreciation expense decreased by $0.6 million or 3.6% for the first quarter ended March 31, 2003 from the same period in 2002. This decrease is primarily due to the following:

  •
  Decrease in amortization expense of $2.1 million due to certain intangible assets reaching the end of their useful lives and thus becoming fully amortized, and

  •
  Decrease in depreciation expense of $3.0 million from the assets impaired during the fourth quarter ended December 31, 2002 as a result of our systems consolidation project, offset by

  •
  Increase in depreciation expense of $2.3 million due to additional investment in IT assets and an increase of $2.2 million from the accelerated depreciation of certain capitalized software as a result of our systems consolidation project.

Interest Expense

        Interest expense decreased by $0.4 million or 4.2% for the first quarter ended March 31, 2003 compared to the same period in 2002. This decrease resulted from the repayment of the entire outstanding balance as of March 31, 2002 of $120 million on our revolving credit facility in 2002.

Income Tax Provision

        The effective income tax rate was 38.0% for the first quarter ended March 31, 2003 compared with 34.6% for the same period in 2002. The increase of 3.4 percentage points in the effective tax rate is primarily due to the reduction in the tax benefit associated with tax return examination settlements in the current year compared to prior year.

        The effective tax rate of 38.0% for the first quarter ended March 31, 2003 differed from the statutory federal tax rate of 35.0% due primarily to state income taxes offset by tax return examination settlements.

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

        We identified the following six reporting units within our businesses: Health Plans, Government Contracts, Behavioral Health, Dental & Vision, Subacute and Employer Services Group. In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units upon adoption of this Standard. We used an independent third-party professional services firm with knowledge and experience in performing fair value measurements to assist us in the impairment testing and measurement process. As a result of these impairment tests, we identified goodwill impairment at our behavioral health subsidiary and at our employer services group subsidiary in the amounts of $3.5 million and $5.4 million, respectively. Accordingly, we recorded an impairment charge of goodwill of $8.9 million, net of tax benefit of $0, which has been reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the first quarter ended March 31, 2002. As part of our annual goodwill impairment test, we completed an evaluation of goodwill with the assistance of the same independent third-party professional services firm at each of our reporting units as of June 30, 2002. No goodwill impairments were identified in any of our reporting units. We will perform our annual goodwill impairment test as of June 30 in each year. See Note 2 to the condensed consolidated financial statements.

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

        The Company's ability to expand its business is dependent, in part, on competitive premium pricing and its ability to secure cost-effective contracts with providers. Achieving these objectives is becoming increasingly difficult due to the competitive environment. In addition, the Company's profitability is dependent, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, regulatory changes, increased cost of medical services, mandated benefits, utilization, new technologies and drugs, hospital costs, major epidemics and numerous other external influences may affect the Company's operating results. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical records to anticipate results or future period trends.

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

        We contract with physician providers in California and Connecticut primarily through capitation fee arrangements for our HMO products. We also use capitation fee arrangements in areas other than California and Connecticut to a lesser extent. Under a capitation fee arrangement, we pay the provider a fixed amount per member on a regular basis and the provider accepts the risk of the frequency and cost of member utilization of services. The inability of providers to properly manage costs under capitation arrangements can result in financial instability of such providers. Any financial instability of capitated providers could lead to claims for unpaid health care against us, even if we have made our regular payments to the capitated providers. Depending on state law, we may or may not be liable for such claims. The California agency that until July 1, 1999 acted as regulator of HMOs, had issued a written statement to the effect that HMOs are not liable for such claims. In addition, recent court decisions have narrowed the scope of such liability in a manner generally favorable to HMOs. However, ongoing litigation on the subject continues among providers and HMOs, including the Company's California HMO subsidiary.

        In 2001, the United States Senate and House of Representatives passed separate bills, sometimes referred to as "patients' rights" or "patients' bill of rights" legislation, that sought, among other things, to hold health plans liable for claims regarding health care delivery and improper denial of care. This legislation would have removed or limited federal preemption under the Employee Retirement Income Security Act of 1974 (ERISA) that currently precludes most individuals from suing health plans for causes of action based upon state law and would enable plan members to challenge coverage and benefits decisions in state and federal courts. Although both bills provided for independent review of decisions regarding medical care, the bills differed on the circumstances and procedures under which lawsuits could be brought against managed care organizations and the scope of their liability. Although Congress did not ultimately enact legislation based on the 2001 bills, and adjourned in 2002 without reconciling the two bills, we expect the issue to be considered again in 2003 and that similar bills will be introduced. If patients' bill of rights legislation is enacted into law, we could be subject to significant additional litigation risk and regulatory compliance costs, which could be costly to us and could have a significant adverse effect on our results of operations. Although we could attempt to mitigate our ultimate exposure to litigation and regulatory compliance costs through, among other things, increases in premiums, there can be no assurance that we would be able to mitigate or cover the costs stemming from litigation arising under patients' bill of rights legislation or the other costs that we could incur in connection with complying with patients' bill of rights legislation.

LIQUIDITY AND CAPITAL RESOURCES

        The Company believes that cash from operations, existing working capital, lines of credit, and funds from any potential divestitures of business are adequate to fund existing obligations, introduce new products and services, and continue to develop health care-related businesses. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through additional debt or equity, the sale of investment securities or otherwise, as appropriate.

        The Company's investment objective is to maintain safety and preservation of principal by investing in high-quality, investment grade securities while maintaining liquidity in each portfolio sufficient to meet the Company's cash flow requirements and attaining the highest total return on invested funds.

        Government health care receivables are best estimates of payments that are ultimately collectible or payable. Since these amounts are subject to government audit, negotiation and appropriations, amounts ultimately collected may vary significantly from current estimates. Additionally, the timely collection of these receivables is also impacted by government audit and negotiation and could extend for periods beyond a year. Amounts receivable under government contracts were $142.8 million and $78.4 million as of March 31, 2003 and December 31, 2002, respectively. The increase is primarily due to increased risk sharing revenue from higher health care cost estimates likely resulting from the call-up of reservists in support of the nation's heightened military activity and an increased number of enrollees seeking care in the private sector as many military health care professionals were deployed to the Middle East, increased revenues from higher change order costs, and increased revenues from higher base contract pricing on new option periods.

Operating Cash Flows

        Net cash provided by operating activities was $81.8 million for the first quarter ended March 31, 2003 compared to net cash used by operating activities of $33.2 million for the same period in 2002. The increase in operating cash flows of $115.0 million was due primarily to a net increase in cash flows from reserves for claims and other settlements of $104.7 million. Days claims payable decreased to 52.0 days for the first quarter ended March 31, 2003 compared to 53.5 days for the same period in 2002 reflecting a faster claims payment cycle. In addition, we realized an increase in cash collections from premiums receivable and other assets of $16.2 million due to enhanced collections efforts. A net increase in net income plus amortization and depreciation and non-cash charge items of $9.4 million was offset by a net decrease in cash flows from amounts receivable/payable under government contracts of $9.5 million.

Investing Activities

        Net cash provided by investing activities was $29.8 million for the first quarter ended March 31, 2003 as compared to net cash used in investing activities of $120.2 million for the same period in 2002. During the first quarter ended March, 2003, a number of our security holdings were called or prepaid. During the first quarter ended March, 2002, we began to reposition certain of our investable assets to those with longer durations within our regulated health plans in order to increase our investment income.

Financing Activities

        Net cash used in financing activities was $83.4 million for the first quarter ended March 31, 2003 as compared to $68.0 million for the same period in 2002. During the first quarter ended March 31, 2003, we repurchased 3,478,600 shares of our common stock for $88.3 million under our stock repurchase program. We paid down the entire outstanding balance of our revolving credit facility as of December 31, 2002. Accordingly, we had no repayments on our credit facility during the first quarter ended March 31, 2003 as compared to $125.1 million paid on our revolving credit facility during the same period in 2002. During the same period in 2002, we also borrowed $50 million under our revolving credit facility.

        In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of the Company's Class A Common Stock under our stock repurchase program. During 2002, we received approximately $48 million in cash and $18 million in tax benefits as a result of option exercises. During the first quarter ended March 31, 2003, we received approximately $7 million in cash and recognized $2 million in tax benefits as a result of option exercises. For the last three quarters ended December 31, 2003, we expect to receive approximately $51 million in cash and $15 million in tax benefits from estimated option exercises during the remainder of the year. As a result of the $66 million (in 2002), $9 million (in the first quarter ended March 31, 2003) and $66 million (estimated for the last three quarters ended December 31, 2003) in realized and estimated benefits, our total authority under our stock repurchase program is estimated at $390 million based on the authorization we received from our Board of Directors to repurchase $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options). Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. We use cash flows from operations to fund the share repurchases. As of May 8, 2003, we repurchased 12,369,255 shares at an average price of $25.21 per share pursuant to our stock repurchase program.

        On April 12, 2001, we completed our offering of $400 million aggregate principal amount of 8.375 percent Senior Notes due in April 2011. The effective interest rate on the notes when all offering costs are taken into account and amortized over the term of the notes is 8.54 percent per annum. The net proceeds of $395.1 million from the Senior Notes were used to repay outstanding borrowings under our then-existing revolving credit facility. On October 4, 2001, we completed an exchange offer for the Senior Notes in which the outstanding Senior Notes were exchanged for an equal aggregate principal amount of new 8.375 percent Senior Notes due 2011 that have been registered under the Securities Act of 1933, as amended.

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

        The credit agreements contain negative covenants, including financial covenants, that impose restrictions on our operations. As of March 31, 2003, we were in compliance with the covenants of the credit facilities.

Operating Leases and Other Commitments

        We lease office space under various operating leases. In addition, we have entered into long-term service agreements with third parties. As of March 31, 2003, there are six years remaining on these service agreements with minimum future commitments totaling $51.6 million. These lease and service agreements are cancelable with substantial penalties.

        Effective April 1, 2003, we entered into an amendment to modify an existing ten-year pharmacy benefit services agreement that we had entered into in February 1999 with an external third-party service provider. The amendment provides for the termination of certain service and performance provisions of the existing pharmacy benefit services agreement, and the modification of certain other service and performance provisions of the existing pharmacy benefit services agreement. In consideration for the agreements set forth in the amendment, we will pay approximately $11.5 million in May 2003 (the Amendment Payment) to the external third-party service provider. As part of the original set of transactions with this external third-party service provider, in which we sold our non-affiliate health plan pharmacy benefit management operations, we were issued a warrant to acquire 800,000 shares of common stock (as adjusted for stock splits) of the external third-party service provider. The external third-party service provider also agreed under the amendment to honor the original terms and conditions of the warrant agreement entered into as part of the consideration for the sale of our non-affiliate pharmacy benefit management operations to them in February 1999. Of the 800,000 warrants issued, 640,000 were vested as of April 1, 2003. The remaining 160,000 are scheduled to vest on April 1, 2004. In April 2003, we exercised the vested warrants. Following a 30-day holding period, we will sell the underlying common stock for an estimated gain of approximately $11.5 million. We expect to record the Amendment Payment as well as the gain realized on the sale of the underlying common stock in G&A expenses in May 2003. Under the amendment, we may terminate the pharmacy benefit services agreement on April 1, 2004, subject to certain termination provisions which include a termination fee of approximately $3.9 million.

        In April 2003, we paid $2.9 million to this external third-party service provider for amounts previously accrued under another provision of the pharmacy benefit services agreement.

        We also entered into a one-year consulting services agreement for $5 million with this external third-party service provider to provide us with consulting services on specialty pharmacy strategic planning, benefit design strategy and e-prescribing services. This consulting services agreement ends on March 31, 2004.

        Our future minimum commitments for operating leases and service agreements are as follows (amounts in thousands):

2003 (excluding January—March)	$47,930
2004	48,746
2005	38,362
2006	34,568
2007	32,471
Thereafter	91,067

Total minimum commitments	$293,144

Recent Developments

        On April 7, 2003, we announced the sale of our dental subsidiary to SafeGuard Health Enterprises, Inc. (SafeGuard). In addition, we have entered into a letter of intent with SafeGuard, under which SafeGuard will acquire our vision subsidiary and its California commercial membership. We expect these sales to close in the fourth quarter ended December 31, 2003 subject to regulatory approval. We will retain the Health Net Dental and Vision brands.

        We have also entered into a strategic relationship with SafeGuard focused on the expansion of market share and the delivery of competitive dental benefit products that will be sold in conjunction with our medical plans. See Note 7 to the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

        In our Annual Report on Form 10-K for the year ended December 31, 2002, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health care services, reserves for contingent liabilities, government contracts, goodwill and recoverability of long-lived assets and investments. We have not changed these policies from those previously disclosed in our Annual Report.

STATUTORY CAPITAL REQUIREMENTS

        Certain of the Company's subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. We generally manage our aggregate regulated subsidiary capital against 150% of Risk Based Capital (RBC) Company Action Levels, although RBC standards are not yet applicable to all of our regulated subsidiaries. Certain subsidiaries must maintain ratios of current assets to current liabilities pursuant to certain government contracts. The Company believes it is in compliance with these contractual and regulatory requirements in all material respects.

        As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations. Our parent company did not make any contributions to its subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations during the first quarter ended March 31, 2003 or thereafter through the date of the filing of this Form 10-Q.

        Legislation has been or may be enacted in certain states in which the Company's subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders.

        As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to the Company. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay obligations of the Company. The maximum amount of dividends which can be paid by the insurance company subsidiaries to the Company without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. Management believes that as of March 31, 2003, all of the Company's health plans and insurance subsidiaries met their respective regulatory requirements.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 (HIPAA)

        The purposes of HIPAA are to (i) limit pre-existing condition exclusions applicable to individuals changing jobs or moving to individual coverage, (ii) guarantee the availability of health insurance for employees in the small group market, (iii) prevent the exclusion of individuals from coverage under group plans based on health status, and (iv) establish national standards for the electronic exchange of health information. In December 2000, the Department of Health and Human Services (DHHS) promulgated regulations under HIPAA related to the privacy and security of electronically transmitted protected health information (PHI). The new regulations require health plans, clearinghouses and providers to (a) comply with various requirements and restrictions related to the use, storage and disclosure of PHI, (b) adopt rigorous internal procedures to protect PHI, (c) create policies related to the privacy of PHI and (d) enter into specific written agreements with business associates to whom PHI is disclosed. The regulations also establish significant criminal penalties and civil sanctions for non-compliance. Health Net has completed the work required to be compliant with the HIPAA Privacy Regulations prior to the effective date of April 14, 2003. Further, Health Net is on target to be in compliance with the Transactions and Codesets requirements prior to the effective date of October 2003. The Security regulations have been recently made final and will not be enforced until approximately April 2005, and Health Net has created a Security plan to ensure appropriate compliance prior to the effective date.

        We expect to spend approximately $7.6 million in 2003 and $4.5 million in 2004 on HIPAA related expenses. We will record these amounts in accordance with our current accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to interest rate and market risk primarily due to its investing and borrowing activities. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and in equity prices. Interest rate risk is a consequence of maintaining fixed income investments and variable rate liabilities. The Company is exposed to interest rate risks arising from changes in the level or volatility of interest rates, prepayment speeds and/or the shape and slope of the yield curve. In addition, the Company is exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer's credit rating or credit perception may affect the value of financial instruments.

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

        The Company uses a value-at-risk (VAR) model, which follows a variance/covariance methodology, to assess the market risk for its investment portfolio. VAR is a method of assessing investment risk that uses standard statistical techniques to measure the worst expected loss in the portfolio over an assumed portfolio disposition period under normal market conditions. The determination is made at a given statistical confidence level.

        The Company assumed a portfolio disposition period of 30 days with a confidence level of 95 percent for the 2003 computation of VAR. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $5.4 million as of March 31, 2003.

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

        In addition to the market risk associated with its investments, the Company has some interest rate market risk due to its floating rate borrowings. Senior notes payable totaled $398.9 million as of March 31, 2003 with a related interest rate of 8.375%. The interest rate on borrowings under the revolving credit facility, for which there are none as of March 31, 2003, is subject to change because of the varying interest rates that apply to borrowings under the credit facilities. See a description of the credit facilities under "Liquidity and Capital Resources."

        The floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these accounts are based on prevailing market rates. The fair value of our fixed rate borrowing as of March 31, 2003 was approximately $462 million which was based on bid quotations from third-party data providers. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of March 31, 2003. These cash outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of March 31, 2003.

	2003	2004	2005	2006	2007	Thereafter	Total
	(amounts in millions)
Fixed-rate borrowing:
Principal	$—	$—	$—	$—	$—	$400.0	$400.0
Interest	33.5	33.5	33.5	33.5	33.5	117.3	284.8

Cash outflow on fixed-rate borrowing	$33.5	$33.5	$33.5	$33.5	$33.5	$517.3	$684.8

ITEM 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

        There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 6 to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the first quarter ended March 31, 2003.

ITEM 5. OTHER INFORMATION

Recent And Other Developments

Pennsylvania Operations

        In March 2003, we announced that we will withdraw our commercial health plan from the commercial market in the Commonwealth of Pennsylvania effective September 30, 2003. Coverage for our members enrolled in the Federal Employee Health Benefit Plan (FEHBP) will continue until December 31, 2003. See Note 4 to the condensed consolidated financial statements.

Pharmacy Benefit Services Agreement

        Effective April 1, 2003, we entered into an amendment to modify an existing ten-year pharmacy benefit services agreement that we had entered into in February 1999 with an external third-party service provider. The amendment provides for the termination of certain service and performance provisions of the existing pharmacy benefit services agreement, and the modification of certain other service and performance provisions of the existing pharmacy benefit services agreement. We also entered into a one-year consulting services agreement for $5 million with this external third-party service provider to provide us with consulting services on specialty pharmacy strategic planning, benefit design strategy and e-prescribing services. This consulting services agreement ends on March 31, 2004. See Note 7 to the condensed consolidated financial statements.

Dental And Vision Dispositions

        On April 7, 2003, we announced the sale of our dental subsidiary to SafeGuard Health Enterprises, Inc. (SafeGuard). In addition, we have entered into a letter of intent with SafeGuard, under which SafeGuard will acquire our vision subsidiary and its California commercial membership. We expect these sales to close in the fourth quarter ended December 31, 2003 subject to regulatory approval. We will retain the Health Net Dental and Vision brands. We have also entered into a strategic relationship with SafeGuard focused on the expansion of market share and the delivery of competitive dental benefit products that will be sold in conjunction with our medical plans. See Note 7 to the condensed consolidated financial statements.

TRICARE Contracts

        Our wholly-owned subsidiary, Health Net Federal Services, Inc. (Federal Services) (formerly known as Foundation Health Federal Services, Inc.), administers large, multi-year managed care federal contracts with the United States Department of Defense (DoD).

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

  •
  Region 6, covering Arkansas, Oklahoma, most of Texas, and most of Louisiana

  •
  Regions 9, 10 and 12, covering California, Hawaii, Alaska and part of Arizona

        On August 1, 2002, the DoD issued a Request For Proposals (RFP) for the rebid of the TRICARE contracts. The RFP divides the United States into three regions (North, South and West) and provides for the award of one contract for each region. The RFP also provides that each of the three new contracts will be awarded to a different prime contractor. Proposals in response to the RFP for each of the three regions were submitted by Federal Services in January 2003, and the latest DoD schedule reflects award of the three new TRICARE contracts on or before June 1, 2003. Health care delivery under the new TRICARE contracts will not commence until the expiration of health care delivery under the current TRICARE contracts.

        If there are no further delays in the anticipated award date for the new contracts, health care delivery ends on March 31, 2004 for the Region 11 contract, on June 30, 2004 for the Regions 9, 10 and 12 contract and on October 31, 2004 for the Region 6 contract. However, we do not anticipate award until mid-summer to early fall of 2003, which could imply minor slippage in these transition dates. As set forth above, Federal Services is competing for the new TRICARE contracts in response to the RFP.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

        The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1	Purchase and Sale Agreement dated as of April 7, 2003 by and between SafeGuard Health Enterprises, Inc. and Health Net, Inc.
10.2	Assumption and Indemnity Reinsurance Agreement dated as of April 7, 2003 by and among Health Net Life Insurance Company and SafeHealth Life Insurance Company.
10.3	Network Access Agreement dated as of April 7, 2003 by and among Health Net Life Insurance Company and SafeHealth Life Insurance Company.
11.1	Statement relative to computation of per share earnings of the Company (included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
*99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Furnished in accordance with the interim guidance regarding filing procedures set forth in Securities and Exchange Commission Release No. 34-47551 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of Health Net, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)
Reports on Form 8-K

        No Current Reports on Form 8-K were filed by the Company during the first quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)
Date: May 12, 2003	By:	/s/ JAY M. GELLERT Jay M. Gellert President and Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2003	By:	/s/ MARVIN P. RICH Marvin P. Rich Executive Vice President, Finance and Operations (Principal Accounting and Financial Officer)

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

Date: May 12, 2003	/s/ JAY M. GELLERT Jay M. Gellert President and Chief Executive Officer

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

Date: May 12, 2003	/s/ MARVIN P. RICH Marvin P. Rich Executive Vice President, Finance and Operations

QuickLinks

PART I. FINANCIAL INFORMATION
HEALTH NET, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II. OTHER INFORMATION