Form 10-Q
period 2003-06-30
HEALTH NET INC
filed 2003-08-11
CIK 916085

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2003
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

        The number of shares outstanding of the registrant's Class A Common Stock as of August 8, 2003 was 116,197,244 (excluding 16,063,629 shares held as treasury stock) and no shares of Class B Common Stock were outstanding as of such date.

HEALTH NET, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEALTH NET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$788,296	$841,164
Investments—available for sale	955,401	1,008,975
Premiums receivable, net	184,239	166,068
Amounts receivable under government contracts	92,982	78,404
Reinsurance and other receivables	114,327	108,147
Deferred taxes	77,314	78,270
Other assets	95,654	91,376

Total current assets	2,308,213	2,372,404
Property and equipment, net	198,502	199,218
Goodwill, net	762,066	762,066
Other intangible assets, net	21,129	22,339
Other noncurrent assets	157,387	110,650

Total Assets	$3,447,297	$3,466,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,089,717	$1,036,105
Health care and other costs payable under government contracts	236,935	224,235
Unearned premiums	73,905	178,120
Accounts payable and other liabilities	264,186	263,590

Total current liabilities	1,664,743	1,702,050
Senior notes payable	398,892	398,821
Deferred taxes	8,618	9,705
Other noncurrent liabilities	49,000	47,052

Total Liabilities	2,121,253	2,157,628

Commitments and contingencies
Stockholders' Equity:
Common stock and additional paid-in capital	760,430	730,626
Restricted common stock	6,229	1,913
Unearned compensation	(5,278)	(1,441)
Treasury Class A common stock, at cost	(413,918)	(259,513)
Retained earnings	969,143	826,379
Accumulated other comprehensive income	9,438	11,085

Total Stockholders' Equity	1,326,044	1,309,049

Total Liabilities and Stockholders' Equity	$3,447,297	$3,466,677

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Second Quarter Ended June 30,
	2003	2002
REVENUES
Health plan services premiums	$2,259,867	$2,106,110
Government contracts	465,727	368,660
Net investment income	14,004	15,318
Other income	12,704	15,876

Total revenues	2,752,302	2,505,964

EXPENSES
Health plan services	1,888,966	1,769,753
Government contracts	443,549	356,885
General and administrative	219,977	204,484
Selling	56,800	46,688
Depreciation	14,453	15,132
Amortization	669	2,847
Interest	9,769	10,338
Loss on assets held for sale	—	2,600

Total expenses	2,634,183	2,408,727

Income before income taxes	118,119	97,237
Income tax provision	43,584	32,502

Net income	$74,535	$64,735

Basic and diluted earnings per share:
Basic	$0.64	$0.52
Diluted	$0.63	$0.51
Weighted average shares outstanding:
Basic	116,446	125,620
Diluted	118,631	127,800

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
REVENUES
Health plan services premiums	$4,494,435	$4,196,427
Government contracts	919,283	718,162
Net investment income	27,079	30,890
Other income	24,526	30,303

Total revenues	5,465,323	4,975,782

EXPENSES
Health plan services	3,750,156	3,520,656
Government contracts	881,091	696,306
General and administrative	444,140	419,660
Selling	111,436	94,712
Depreciation	29,464	28,610
Amortization	1,338	5,633
Interest	19,531	20,527
Loss on assets held for sale	—	2,600

Total expenses	5,237,156	4,788,704

Income from operations before income taxes and cumulative effect of a change in accounting principle	228,167	187,078
Income tax provision	85,403	63,588

Income before cumulative effect of a change in accounting principle	142,764	123,490
Cumulative effect of a change in accounting principle, net of tax	—	(8,941)

Net income	$142,764	$114,549

Basic earnings per share:
Income from operations	$1.21	$0.99
Cumulative effect of a change in accounting principle	—	(0.07)

Net	$1.21	$0.92

Diluted earnings per share:
Income from operations	$1.19	$0.97
Cumulative effect of a change in accounting principle	—	(0.07)

Net	$1.19	$0.90

Weighted average shares outstanding:
Basic	117,703	124,755
Diluted	119,595	126,941

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$142,764	$114,549
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	30,802	34,243
Loss on assets held for sale	—	2,600
Cumulative effect of a change in accounting principle	—	8,941
Other changes	3,517	4,405
Changes in assets and liabilities:
Premiums receivable and unearned premiums	(122,386)	(87,117)
Other assets	(8,920)	9,492
Amounts receivable/payable under government contracts	(1,878)	(83,429)
Reserves for claims and other settlements	54,131	(67,074)
Accounts payable and other liabilities	13,737	12,298

Net cash provided by (used in) operating activities	111,767	(51,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	135,111	76,829
Maturities of investments	306,769	162,317
Purchases of investments	(410,622)	(334,315)
Net purchases of property and equipment	(28,589)	(27,974)
Purchases of restricted investments and other	(30,843)	297

Net cash used in investing activities	(28,174)	(122,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	22,118	40,906
Borrowings on credit facility	—	50,000
Borrowings under term loan promissory note	5,680	—
Repurchases of common stock	(158,411)	(28,370)
Repayment of debt and other noncurrent liabilities	(5,848)	(125,214)

Net cash used in financing activities	(136,461)	(62,678)

Net decrease in cash and cash equivalents	(52,868)	(236,616)
Cash and cash equivalents, beginning of year	841,164	909,594

Cash and cash equivalents, end of year	$788,296	$672,978

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Issuance of restricted stock	$4,316	$1,034
Securities moved from available for sale investments to restricted investments	52,505	10,167

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

        We are responsible for the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results in accordance with GAAP. In accordance with GAAP, we make certain estimates and assumptions that affect the reported amounts. Actual results could differ from estimates. As these are condensed financial statements, one should also read our 2002 consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2002 filed with the SEC in March 2003.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

        Our comprehensive income is as follows (amounts in thousands):

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$74,535	$64,735	$142,764	$114,549
Other comprehensive income (loss), net of tax:
Net change in unrealized appreciation on investments available for sale	147	9,607	(1,647)	4,867

Comprehensive income	$74,682	$74,342	$141,117	$119,416

Earnings Per Share

        Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (stock options and restricted stock) outstanding during the periods presented. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method. There were 2,185,000 and 1,892,000 shares of dilutive common stock equivalents for the second quarter and six months ended June 30, 2003, respectively, and 2,180,000 and 2,186,000 shares of dilutive common stock equivalents for the second quarter and six months ended June 30, 2002, respectively. Included in the dilutive common stock equivalents for the second quarter and six months ended June 30, 2003 are 257,000 shares of restricted common stock, and 40,000 shares of restricted common stock for the second quarter and six months ended June 30, 2002.

        Options to purchase an aggregate of 1,158,000 and 1,934,000 shares of common stock during the second quarter and six months ended June 30, 2003, respectively, and 1,477,000 and 2,290,000 shares of common stock during the second quarter and six months ended June 30, 2002, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock for each respective period. These options expire through June 2013.

        In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock. As of June 30, 2003, we had repurchased an aggregate of 12,569,255 shares of our Class A Common Stock under this repurchase program (see Note 5).

Stock-Based Compensation

        As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), we have elected to continue accounting for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the option. We apply APB Opinion No. 25 and related Interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for our stock option or employee stock purchase plans. Had compensation cost for our plans been determined based on the fair value at the grant dates of options and employee purchase rights consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share data):

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$74,535	$64,735	$142,764	$114,549
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	314	77	516	77
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(4,525)	(4,303)	(8,202)	(8,118)

Net income, pro forma	$70,324	$60,509	$135,078	$106,508

Basic earnings per share:
As reported	$0.64	$0.52	$1.21	$0.92
Pro forma	$0.60	$0.48	$1.15	$0.85
Diluted earnings per share:
As reported	$0.63	$0.51	$1.19	$0.90
Pro forma	$0.59	$0.47	$1.13	$0.84

        The weighted average fair value for options granted during the second quarter and six months ended June 30, 2003 was $7.83 and $7.96, respectively. The weighted average fair value for options granted during the second quarter and six months ended June 30, 2002 was $11.19 and $9.98, respectively. The fair values were estimated using the Black-Scholes option-pricing model.

        The weighted average assumptions used in the fair value calculation for the following periods were:

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	2.07%	3.32%	2.65%	3.32%
Expected option lives (in years)	3.4	4.1	3.9	4.1
Expected volatility for options	37.4%	47.2%	38.2%	47.2%
Expected dividend yield	None	None	None	None

        As fair value criteria was not applied to option grants and employee purchase rights prior to 1995, and additional awards in future years are anticipated, the effects on net income and earnings per share in this pro forma disclosure may not be indicative of future amounts.

Goodwill and Other Intangible Assets

        In July 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: SFAS No. 141, "Business Combinations" (SFAS No. 141) and SFAS No. 142, "Goodwill and Other

Intangible Assets" (SFAS No. 142). SFAS No. 141 is effective as follows: (a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later).

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

        We identified the following six reporting units within our businesses: Health Plans, Government Contracts, Behavioral Health, Dental & Vision, Subacute and Employer Services Group. In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units upon adoption of this Standard. We also re-assessed the useful lives of our other intangible assets and determined that the estimated useful lives of these assets properly reflect the current estimated useful lives.

        We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2003 at each of our reporting units and also re-evaluated the useful lives of our other intangible assets with the assistance of the same independent third-party professional services firm that assisted us in the impairment testing and measurement process in the prior year. No goodwill impairments were identified in any of our reporting units. We also determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives.

        The changes in the carrying amount of goodwill by reporting unit are as follows (amounts in millions):

	Health Plans	Behavioral Health	Dental/ Vision	Subacute	Employer Services Group	Total
Balance at December 31, 2001	$716.7	$3.5	$0.7	$5.9	$37.6	$764.4
Impairment losses	—	(3.5)	—	—	(5.4)	(8.9)
Reclassification from other intangible assets (a)	6.9	—	—	—	—	6.9
Goodwill written off related to sale of business unit	—	—	—	—	(0.3)	(0.3)

Balance at December 31, 2002	$723.6	$—	$0.7	$5.9	$31.9	$762.1

Balance at June 30, 2003	$723.6	$—	$0.7	$5.9	$31.9	$762.1

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

        The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period
				(in years)
As of June 30, 2003:
Provider networks	$35.7	$(16.8)	$18.9	14-40
Employer groups	92.9	(90.7)	2.2	11-23

	$128.6	$(107.5)	$21.1

As of December 31, 2002:
Provider networks	$35.7	$(15.9)	$19.8	14-40
Employer groups	92.9	(90.4)	2.5	11-23
Other	1.5	(1.5)	—

	$130.1	$(107.8)	$22.3

        Estimated annual pretax amortization expense for other intangible assets for each of the next five years ended December 31 is as follows (amounts in millions):

Year	Amount
2003	$2.7
2004	2.7
2005	2.5
2006	2.0
2007	1.6

Recently Issued Accounting Pronouncements

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 addresses the issuer's accounting for certain freestanding financial instruments. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The adoption of SFAS No. 150 had no impact on our financial position or results of operations as the Company has no pre-existing instruments that are impacted by SFAS No. 150.

        In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated as follows and for hedging relationships designated after June 30, 2003. The guidance shall be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS

No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, shall continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, shall be applied to existing contracts as well as new contracts entered into after June 30, 2003.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). This interpretation elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. See Note 4 for indemnification guarantee disclosure on pending and threatened litigation related to the sale of our Florida health plan completed on August 1, 2001. As of June 30, 2003, the adoption of FIN No. 45 has had no impact on our consolidated financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (Issue 94-3). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of any exit or disposal liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that were initiated after December 31, 2002. As of June 30, 2003, the adoption of SFAS No. 146 has had no impact on our consolidated financial position or results of operations.

        Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and some provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 sets new criteria for determining when an asset can be classified as held-for-sale as well as modifying the financial statement presentation requirements of operating losses from discontinued operations. The adoption of SFAS No. 144 has had no impact on our consolidated financial position or results of operations.

3. SEGMENT INFORMATION

        During the fourth quarter ended December 31, 2002, changes we made in our organizational structure, in the interrelationships of our businesses and in internal reporting resulted in changes to our reportable segments. We currently operate within two reportable segments: Health Plan Services and Government Contracts. Our Health Plan Services reportable segment includes the operations of our health plans in the states of Arizona, California, Connecticut, New Jersey, New York, Oregon and Pennsylvania, the operations of our health and life insurance companies and our behavioral health, dental, vision and pharmaceutical services subsidiaries. Our Government Contracts reportable segment includes government-sponsored multi-year managed care plans through the TRICARE programs and other government contracts.

        We evaluate performance and allocate resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, except that intersegment transactions are not eliminated.

        Certain 2002 amounts have been reclassified to conform to our current presentation as a result of changes in our organizational structure.

        Our segment information is as follows (amounts in millions):

	Health Plan Services	Government Contracts	Total
Second Quarter Ended June 30, 2003
Revenues from external sources	$2,259.9	$465.7	$2,725.6
Intersegment revenues	10.6	—	10.6
Segment profit	105.2	22.3	127.5
Second Quarter Ended June 30, 2002
Revenues from external sources	$2,106.1	$368.7	$2,474.8
Intersegment revenues	14.2	—	14.2
Segment profit	89.6	11.3	100.9
Six Months Ended June 30, 2003
Revenues from external sources	$4,494.4	$919.3	$5,413.7
Intersegment revenues	21.1	—	21.1
Segment profit	212.2	38.5	250.7
Six Months Ended June 30, 2002
Revenues from external sources	$4,196.4	$718.2	$4,914.6
Intersegment revenues	27.4	—	27.4
Segment profit	178.1	20.7	198.8

        Beginning January 1, 2002, we implemented several initiatives to reduce our general and administrative (G&A) expenses. At that time, we changed our methodology from allocating budgeted costs to allocating actual expenses incurred for corporate shared services to more properly reflect segment costs. Our chief operating decision maker now uses the segment pretax profit or loss subsequent to the allocation of actual shared services expenses as the measurement of segment performance. We changed our methodology of determining segment pretax profit or loss to better reflect management's revised view of the relative costs incurred proportionally by our reportable segments. Certain 2002 balances have been reclassified to conform to our chief operating decision maker's current view of segment pretax profit or loss.

        A reconciliation of the total reportable segments' measures of profit to the Company's consolidated income before income taxes and cumulative effect of a change in accounting principle is as follows (amounts in millions):

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Total reportable segment profit	$127.5	$100.9	$250.7	$198.8
Loss from corporate and other entities	(9.4)	(3.7)	(22.5)	(11.7)

Income before income taxes and cumulative effect of a change in accounting principle as reported	$118.1	$97.2	$228.2	$187.1

        Loss from other corporate entities and our employer services group subsidiary, which are not part of our Health Plan Services and Government Contracts reportable segments, are excluded from our measurement of segment performance. Other corporate entities include our facilities, warehouse, reinsurance and surgery center subsidiaries.

4. DIVESTITURES AND TRANSACTIONS

Dental and Vision Subsidiaries

        On April 7, 2003, we announced the sale of our dental subsidiary to SafeGuard Health Enterprises, Inc. (SafeGuard). On June 30, 2003, we entered into definitive agreements with SafeGuard, under which SafeGuard will acquire our vision subsidiary and its California commercial membership. We expect these sales to close in the fourth quarter ended December 31, 2003 subject to regulatory approval. We will retain the Health Net Dental and Vision brands.

        Our dental and vision subsidiaries had $14.7 million and $29.4 million of total combined revenues for the second quarter and six months ended June 30, 2003, respectively, and had $13.7 million and $27.6 million of total combined revenues for the second quarter and six months ended June 30, 2002, respectively. Our dental and vision subsidiaries had $0.3 million and $0.9 million of income before income taxes for the second quarter and six months ended June 30, 2003, respectively, and $(0.9) million and $(1.0) million of (loss) before income taxes for the second quarter and six months ended June 30, 2002, respectively. As of June 30, 2003, our dental and vision subsidiaries had a combined total of $10.3 million in net equity, which we expect to recover through the sales proceeds. Our dental and vision subsidiaries are reported as part of our Health Plan Services reportable segment.

        On June 15, 2003, we entered into a strategic relationship with EyeMed Vision Care, LLC (EyeMed) focused on the expansion of market share and the delivery of competitive vision benefit products that will be sold in conjunction with our medical plans.

Pharmacy Benefit Services Agreement

        Effective April 1, 2003, we entered into an amendment to modify an existing ten-year pharmacy benefit services agreement that we had entered into in February 1999 with an external third-party service provider. The amendment provides for the termination of certain service and performance provisions of the existing pharmacy benefit services agreement and the modification of certain other service and performance provisions of the existing pharmacy benefit services agreement. In consideration for the agreements set forth in the amendment, we paid approximately $11.5 million in May 2003 (the Amendment Payment) to the external third-party service provider. As part of the original set of transactions with this external third-party service provider, in which we sold our non-affiliate health plan pharmacy benefit management operations, we were issued a warrant to acquire 800,000 shares of common stock (as adjusted for stock splits) of the external third-party service provider. The external third-party service provider also agreed under the amendment to honor the original terms and conditions of the warrant agreement entered into as part of the consideration for the sale of our non-affiliate pharmacy benefit management operations to them in February 1999. Of the 800,000 shares for which the warrant is exercisable, 640,000 were vested as of April 1, 2003. The remaining 160,000 are scheduled to vest on April 1, 2004. In April 2003, we exercised the vested portion of the warrants. Following a 30-day holding period, we sold the underlying common stock for a gain of approximately $11.5 million. We recorded the Amendment Payment as well as the gain realized on the sale of the underlying common stock in general and administrative expenses in May 2003. Under the amendment, we may terminate the pharmacy benefit services agreement on April 1, 2004, subject to certain termination provisions which include a termination fee of approximately $3.9 million.

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

Pennsylvania Health Plan

        In March 2003, we announced that we will withdraw our commercial health plan from the commercial market in the Commonwealth of Pennsylvania effective September 30, 2003. Coverage for our members enrolled in the Federal Employee Health Benefit Plan (FEHBP) will continue until December 31, 2003. Our Pennsylvania health plan had $19.2 million and $35.4 million of total revenues for the second quarter ended June 30, 2003 and 2002, respectively, and had $39.6 million and $72.2 million of total revenues for the six months ended June 30, 2003 and 2002, respectively. Our Pennsylvania health plan had $(3.3) million and $(2.2) million of (loss) before taxes for the second quarter ended June 30, 2003 and 2002, respectively, and had $(3.9) million and $(2.0) million of (loss) before taxes for the six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, our Pennsylvania health plan had $15.6 million in net equity, which we believe is recoverable. As of June 30, 2003, we had approximately 28,000 members enrolled in our commercial health plan in Pennsylvania. Our Pennsylvania health plan is reported as part of our Health Plan Services reportable segment.

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

        Under the Stock Purchase Agreement that evidenced the sale (as amended, the SPA), we, through our subsidiary FH Assurance Company (FHAC), entered into a reinsurance agreement (the Reinsurance Agreement) with the Plan. Under the terms of the Reinsurance Agreement, FHAC will reimburse the Plan for certain medical and hospital expenses arising after the Florida health plan sale. The Reinsurance Agreement covers claims arising from all commercial and governmental health care contracts or other agreements in force as of July 31, 2001 and any renewals thereof up to 18 months after July 31, 2001. The Reinsurance Agreement provides that the Plan will be reimbursed for medical and hospital expenses relative to covered claims in excess of certain baseline medical loss ratios.

        The maximum liability under the Reinsurance Agreement of $28 million was reported as part of loss on assets held for sale as of June 30, 2001, since this was our best estimate of our probable obligation under this arrangement. As the reinsured claims are submitted to FHAC, the liability is reduced by the amount of claims paid. As of June 30, 2003, we have paid out $21.9 million under this agreement.

        The SPA included an indemnification obligation for all pending and threatened litigation as of the closing date and certain specific provider contract interpretation or settlement disputes. As of June 30, 2003, we have paid $5.7 million in settlements on certain indemnified items. At this time, we believe that the estimated liability related to the remaining indemnified obligations on any pending or threatened litigation and the specific provider contract disputes will not have a material impact on the financial condition of the Company.

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

        The true-up process has not been finalized, and we do not have sufficient information regarding the true-up adjustments to assess probability or estimate any adjustment to the recorded loss on the sale of the Plan as of June 30, 2003.

5. STOCK REPURCHASE PROGRAM

        In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock under our stock repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of June 30, 2003, we had repurchased 12,569,255 shares of our Class A Common Stock under our stock repurchase program for aggregate consideration of approximately $318 million (approximately 2.4 million and 5.9 million shares of common stock were repurchased during the second quarter and six months ended June 30, 2003, respectively) before taking into account exercise proceeds and tax benefits from the exercise of employee stock options. During 2002, we received approximately $48 million in cash and $18 million in tax benefits as a result of option exercises. During the six months ended June 30, 2003, we received approximately $22 million in cash and recognized $7 million in tax benefits as a result of option exercises. For the six months ended December 31, 2003, we expect to receive approximately $37 million in cash and $20 million in tax benefits from estimated option exercises during the remainder of the year. As a result of the $66 million (in 2002), $29 million (in the first six months ended June 30, 2003) and $57 million (estimated for the six months ended December 31, 2003) in realized and estimated benefits, our total authority under our stock repurchase program is estimated at $402 million based on the authorization we received from our Board of Directors to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options).

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

        On August 1, 2000, a motion filed by us and FHC to remove the lawsuit from the jurisdiction of the Bankruptcy Court to the United States District Court for the Central District of California was granted. Pursuant to a June 12, 2002 intra-district transfer order, the lawsuit was transferred to Judge Percy A. Anderson. On August 23, 2002, Superior and M&R entered a stipulation dismissing M&R from the case pursuant to a settlement between those parties. On December 5, 2002, Judge Anderson recused himself and issued a second intra-district transfer order. The lawsuit is now pending in the District Court under case number SACV-00-658 (GLT)(MLG) before Judge Gary L. Taylor. On April 16, 2003, Judge Taylor denied both parties' motions for summary judgment. Subsequently, on June 2, 2003, the Court conducted a hearing regarding our motion to reconsider the summary judgment ruling with respect to Superior's fraud and California securities fraud claims. The Court is still considering that motion, and thus certain claims may be disposed of before trial. The parties are otherwise engaged in pretrial matters, including completion of discovery, in anticipation of a trial in November 2003.

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

FPA MEDICAL MANAGEMENT, INC.

        Since May 1998, several complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. (FPA) at various times between February 3, 1997 and May 15, 1998. The complaints name as defendants FPA, certain of FPA's auditors, us and certain of our former officers, and were filed in the following courts: United States District Court for the Southern District of California; United States Bankruptcy Court for the District of Delaware; and California Superior Court in the County of Sacramento. The complaints allege that we and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between us and FPA, about FPA's business and about our 1997 sale of FPA common stock held by us. All claims against our former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. In early 2000, we filed a motion to dismiss all claims asserted against us in the consolidated federal class actions but have not formally responded to the other complaints. That motion has been withdrawn without prejudice and the cases have been provisionally settled without calling for any payment from us or our insurer. The United States District Court for the Southern District of California has granted preliminary approval to the settlement and has scheduled a hearing for final review of the proposed settlement for October 2003. Except as described below, upon final approval of the settlement, all outstanding claims by FPA against the company will have been resolved.

        In July 1998, FPA and its corporate affiliates filed petitions in the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court) seeking protection from their creditors under Title 11 of the U.S. Code. In 2000, we were served with an adversary complaint filed in the Bankruptcy Court by Joseph Pardo, Trustee of The FPA Creditor Trust established under FPA's Chapter 11 Plan of Reorganization (Trustee) in connection with certain transactions between us and FPA entered into between 1996 and 1998. The adversary complaint was amended by the Trustee earlier this year and now alleges, among other things, (1) that certain of the transactions between us and FPA were actual or constructive fraudulent conveyances and therefore avoidable under the Bankruptcy Code; (2) that our affiliates received certain alleged preferential transfers in the period immediately prior to FPA's bankruptcy filing that are now recoverable; (3) that our affiliates are obligated for certain contractual payments allegedly due to FPA affiliates during the period immediately prior to and following FPA's bankruptcy filing; and (4) common law fraud. We intend to vigorously defend ourselves against the Trustee's allegations, and believe that we have valid defenses to the claims asserted in the adversary complaint.

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

Subscriber Track

        The subscriber track included four actions involving us, three of which sought certification of nationwide class actions for unspecified damages and injunctive relief.

        On September 26, 2002, the Court denied the motion for class certification in the lead action against us in the subscriber track. In the interest of avoiding the further expense and burden of continued litigation, we resolved all three actions which had sought nationwide class certification for immaterial amounts ($5,000 in the aggregate), and the actions have been dismissed with prejudice, with no admission of liability. As a result of these settlements, the Romero and Pay actions were dismissed with prejudice on March 28, 2003 and the Albert action was dismissed with prejudice on July 22, 2003, all with no admission of liability.

        One action remains pending against us in the subscriber track, State of Connecticut v. Physicians Health Services of Connecticut, Inc. (filed in the District of Connecticut on September 7, 2000). The suit asserts claims against our subsidiary, Physicians Health Services of Connecticut, Inc., and us that are similar, if not identical, to those asserted in the previous lawsuit which, as discussed above, the United States Court of Appeals for the Second Circuit affirmed dismissal of on March 27, 2002.

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

        On March 2, 2001, the District Court for the Southern District of Florida issued an order in the lead provider action (Shane) granting the dismissal of certain claims with prejudice and the dismissal of certain other claims without prejudice, and denying the dismissal of certain claims.

        On March 26, 2001, a consolidated amended complaint was filed in the lead provider action, which adds new plaintiffs, including Leonard Klay and the California Medical Association (who, as set forth below, had previously filed claims against the Company), and has, in addition to revising the pleadings of the original claims under the federal Racketeer Influenced and Corrupt Organizations Act (RICO), ERISA and various state laws, added a claim under the California Business and Professions Code. On May 1, 2001, we filed a motion to compel arbitration in Shane of the claims of all individual plaintiffs that allege to have treated persons insured by us. On that same date, we filed a motion to dismiss this action.

        On September 26, 2002, the Court granted plaintiffs' motion for class certification and granted plaintiffs' request for leave to amend their complaint. The new complaint adds another managed care company as a defendant, adds the Florida Medical Society and the Louisiana Medical Society as plaintiffs, withdraws Dennis Breen as a named plaintiff, and adds claims under the New Jersey Consumer Fraud Act and the Connecticut Unfair Trade Practices Act against defendants other than Health Net. The Court has set a date of August 14, 2003 for oral argument on pending motions to compel arbitration and August 19, 2003 for oral argument on motions to dismiss this amended complaint. The court has also entered a scheduling order with a trial date set for June 2004. The action has also been referred for mediation. Discovery is ongoing in the case.

        On November 20, 2002, the Eleventh Circuit granted the defendants' petition for review of the district court's certification decision. Oral argument on defendants' appeal of the class certification decision is scheduled to take place before the Eleventh Circuit on September 11, 2003.

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

        The Lynch case was also originally filed in Connecticut state court. This case was brought by J. Kevin Lynch, M.D. and Karen Laugel, M.D. purportedly on behalf of physician members of the Connecticut State Medical Society who provide health care services to PHS-CT health plan members pursuant to provider service contracts. The complaint alleges that PHS-CT engaged in improper, unfair and deceptive practices by denying, impeding and/or delaying lawful reimbursement to physicians. The complaint seeks declaratory and injunctive relief and damages. On March 13, 2001, we removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the case was consolidated as described above. PHS-CT has not yet responded to the complaint. On July 24, 2003, PHS-CT moved to compel to arbitration the claims of plaintiffs Lynch and Laugel.

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

        Plaintiff alleges that the defendants engage in unfair and deceptive acts and practices which are designed to delay, deny, impede and reduce compensation to physicians. The complaint seeks unspecified damages and sets forth various causes of action under New Jersey law. On May 22, 2002, the New Jersey state court severed the action into five separate cases. On May 24, 2002, Health Net of the Northeast removed the case against it to federal court. Plaintiff moved to remand, which motion was denied without prejudice. On July 18, 2002, the JPML transferred this action to MDL 1334 for coordinated or consolidated pretrial proceedings. On September 23, 2002, plaintiff filed in the MDL proceeding a motion to remand to state court. Remand briefing was completed on December 30, 2002. On July 24, 2003, the Health Net defendants moved to compel to arbitration the claims of plaintiff Sutter.

        On May 8, 2002, the Medical Society of New Jersey filed a complaint in New Jersey state court against us and our subsidiaries, Health Net of the Northeast, Inc., First Option Health Plan of New Jersey, Inc., and Health Net of New Jersey, Inc. (the Health Net defendants). Plaintiff brought this action on its own behalf and purportedly on behalf of its physician members and alleges that the Health Net defendants engage in practices which are designed to delay, deny, impede and reduce compensation to physicians. Plaintiff has requested declaratory and injunctive relief and has set forth causes of action for violation of public policy, violations of the New Jersey Consumer Fraud Act, violations of the Healthcare Information Networks and Technologies Act (the HINT Act) and tortious interference with prospective economic relations. On June 14, 2002, the Health Net defendants removed this case to federal court. On July 3, 2002, the Health Net defendants filed a motion to stay this action pending ruling by the JPML on whether to transfer this case to MDL 1334. On July 15, 2002, plaintiff filed a motion to remand this case to state court. On August 2, 2002, the JPML transferred this case to MDL 1334 for coordinated or consolidated pretrial proceedings.

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

7. SUBSEQUENT EVENT

Nurse Advice Line and Other Related Services Agreement

        On August 6, 2003, we entered into an amendment to modify an existing ten-year agreement for a nurse advice line and other related services, which we entered into in December 1998 with an external third-party service provider. The effective date of the amendment is April 1, 2003. The amendment changes the pricing schedule of this services agreement to a cost-per-call basis from the per member per month (PMPM) basis of the original agreement. The amendment also provides for the modification of the exclusivity provision under the original agreement. Under the terms of the amendment, exclusivity for the provision of nurse advice line and audio health information services is not granted to the external third-party service provider.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Health Net, Inc. (together with its subsidiaries, the Company, we, us or our) is an integrated managed care organization that administers the delivery of managed health care services. We are one of the nation's largest publicly traded managed health care companies. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (HMOs), preferred provider organizations (PPOs) and point of service (POS) plans to approximately 5.3 million individuals in 15 states through group, individual, Medicare, Medicaid and TRICARE (formerly known as the Civilian Health and Medical Program of the Uniformed Services (CHAMPUS)) programs. Our subsidiaries also offer managed health care products related to behavioral health, dental, vision and prescription drugs. We also offer managed health care product coordination for workers' compensation insurance programs through our employer services group subsidiary. We also own health and life insurance companies licensed to sell PPO, POS and indemnity products, as well as auxiliary non-health products such as life and accidental death and disability insurance, in 35 states and the District of Columbia.

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

        Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE programs and other government contracts. The Government Contracts reportable segment administers large, multi-year managed health care government contracts. Certain components of these contracts are subcontracted to unrelated third parties. The Company administers health care programs covering approximately 1.5 million eligible individuals under TRICARE. The Company has three TRICARE contracts that collectively cover Alaska, Arkansas, California, Hawaii, Oklahoma, Oregon, Washington and parts of Arizona, Idaho, Louisiana and Texas. On August 1, 2002, the Department of Defense (DoD) issued a Request for Proposal (RFP) for the rebid of the TRICARE contracts, which we submitted in January 2003. See "Part II. Other Information—Item 5. Recent and Other Developments" for further information about the award date for the new contracts.

        Revenues from our employer services group operating segment are included in our condensed consolidated statements of operations under "Other income."

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

Results of Operations

Consolidated Operating Results

        Our net income for the second quarter ended June 30, 2003 was $74.5 million, or $0.64 per basic share and $0.63 per diluted share, compared to net income for the same period in 2002 of $64.7 million, or $0.52 per basic share and $0.51 per diluted share. Our net income for the six months ended June 30, 2003 was $142.8 million, or $1.21 per basic share and $1.19 per diluted share, compared to net income for the same period in 2002 of $114.5 million, or $0.92 per basic share and $0.90 per diluted share. Included in our results for the six months ended June 30, 2002 is a cumulative effect of a change in accounting principle of $8.9 million, or $0.07 per basic and diluted share, as a result of adopting Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).

        The table below and the discussion that follows summarize our financial performance for the second quarter and six months ended June 30, 2003 and 2002.

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002(a)	2003	2002(a)
	(Amounts in thousands, except per member per month data)
REVENUES
Health plan services premiums	$2,259,867	$2,106,110	$4,494,435	$4,196,427
Government contracts	465,727	368,660	919,283	718,162
Net investment income	14,004	15,318	27,079	30,890
Other income	12,704	15,876	24,526	30,303

Total revenues	2,752,302	2,505,964	5,465,323	4,975,782

EXPENSES
Health plan services	1,888,966	1,769,753	3,750,156	3,520,656
Government contracts	443,549	356,885	881,091	696,306
General and administrative	219,977	204,484	444,140	419,660
Selling	56,800	46,688	111,436	94,712
Depreciation	14,453	15,132	29,464	28,610
Amortization	669	2,847	1,338	5,633
Interest	9,769	10,338	19,531	20,527
Loss on assets held for sale	—	2,600	—	2,600

Total expenses	2,634,183	2,408,727	5,237,156	4,788,704

Income from operations before income taxes and cumulative effect of a change in accounting principle	118,119	97,237	228,167	187,078
Income tax provision	43,584	32,502	85,403	63,588

Income before cumulative effect of a change in accounting principle	74,535	64,735	142,764	123,490
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(8,941)

Net income	$74,535	$64,735	$142,764	$114,549

Health plan services medical care ratio (MCR)	83.6%	84.0%	83.4%	83.9%
Government contracts cost ratio	95.2%	96.8%	95.8%	97.0%
Administrative ratio (b)	10.3%	10.3%	10.5%	10.6%
Selling costs ratio (c)	2.5%	2.2%	2.5%	2.3%
Health plan services premiums per member per month (PMPM) (d)	$200.59	$184.57	$200.17	$184.15
Health plan services PMPM (d)	$167.67	$155.09	$167.02	$154.50

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

(d)
PMPM is calculated based on total medical at-risk member months and excludes ASO member months.

Enrollment Information

        The table below summarizes our at-risk insured and ASO enrollment information as of June 30:

	2003	2002	Percent Change
	(Enrollees in Thousands)
Health Plan Services:
Commercial	2,697	2,734	(1.4)%
Medicare Risk	172	188	(8.5)%
Medicaid	880	851	3.4%

Continuing plans	3,749	3,773	(0.6)%
Discontinued plan (Pennsylvania)	28	42	(33.3)%

Total Health Plan Services	3,777	3,815	(1.0)%

ASO	89	75	18.7%

        Government contracts covered approximately 1.5 million eligible individuals under the TRICARE program as of June 30, 2003 and 2002. Dependents of active-duty military personnel and retirees and their dependents are automatically eligible to receive benefits under the TRICARE program. Any changes in the enrollment reflect the timing of when the individuals become eligible.

        Commercial membership for our health plans decreased by 37,000 members or 1.4% as of June 30, 2003 compared to June 30, 2002. The decrease in the commercial membership is primarily due to exits from unprofitable large employer group accounts offset by increases in enrollment in key products and markets that we have been targeting in an effort to achieve a greater product and segment diversity. These changes have resulted in the following:

  •
  Decrease in Connecticut of 39,000 members as a result of membership decreases in our large group market due to our pricing discipline and in our small group market due to aggressive pricing by one of our competitors,

  •
  Net decrease in California of 22,000 members as a result of a 130,000 member decrease in our large group HMO market. The large group membership decline is primarily the result of the loss of the California Public Employees' Retirement System (CalPERS) account effective January 1, 2003. The CalPERS account had more than 175,000 members. This loss is partially offset by increases of 102,000, 34,000 and 6,000 members in our small group, mid-market and individual segments, respectively, within our HMO, PPO and POS markets, and

  •
  Decrease in Arizona of 18,000 members as a result of membership decreases primarily in our large group HMO market due to termination of certain accounts due to premium rate increases, offset by

  •
  Increase in New York of 24,000 members primarily in our large and small group markets due to pricing consistent with our competitive cost structure. The small group market experienced a noticeable growth during the second quarter ended June 30, 2003, and

  •
  Increase in Oregon of 21,000 members primarily due to the addition of two new accounts in our large group market.

        In March 2003, we announced that we will withdraw our commercial health plan from the commercial market in the Commonwealth of Pennsylvania effective September 30, 2003. Coverage for our members enrolled in the Federal Employee Health Benefit Plan (FEHBP) will continue until December 31, 2003. As of June 30, 2003, we had approximately 28,000 members enrolled in our commercial health plan in Pennsylvania.

        Membership in the federal Medicare program decreased by 16,000 members or 8.5% as of June 30, 2003 compared to the same period in 2002. The decrease in the federal Medicare program membership is primarily due to planned exits from counties with inadequate reimbursement levels as follows:

  •
  Decrease in California of 5,000 members,

  •
  Decrease in Arizona of 4,000 members, and

  •
  Decrease in Pennsylvania of 5,000 members as our withdrawal from the Pennsylvania Medicare program was completed in December 2002.

        Membership in the Medicaid programs increased by approximately 29,000 members or 3.4% as of June 30, 2003, compared to the same period in 2002, primarily due to the following:

  •
  Increase in California of 23,000 members, primarily from the Healthy Families program which provides health insurance to children from low-income families, and

  •
  Increase in Connecticut of 8,000 members due to expansion of the Medicaid eligible population.

Health Plan Services Premiums

        Health Plan Services premiums increased $153.8 million or 7.3% for the second quarter ended June 30, 2003 and $298.0 million or 7.1% for the six months ended June 30, 2003 compared to the same periods in 2002. Total health plan services premiums on a PMPM basis increased to $200.59 or 8.7% for the second quarter ended June 30, 2003 and to $200.17 or 8.7% for the six months ended June 30, 2003 from $184.57 and $184.15, respectively, for the same periods in 2002, primarily due to the following:

  •
  Increase in commercial premiums of $151.6 million or 10.4% for the second quarter ended June 30, 2003 and $291.3 million or 10.0% for the six months ended June 30, 2003 as compared to the same periods in 2002. These increases are due to increases of 13.2% and 13.7% in premiums on a PMPM basis for the second quarter and six months ended June 30, 2003, respectively, partially offset by decreases of 2.5% and 3.2% in member months for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The premium increases on a PMPM basis were in large and small groups and were observed across all states, with California, Connecticut and New Jersey having the largest increases ranging from 13% to 16%. The majority of the decreases in member months is due to the loss of the CalPERS account, and

  •
  Increase in Medicaid premiums of $21.3 million or 7.8% for the second quarter ended June 30, 2003 and $51.2 million or 9.6% for the six months ended June 30, 2003 as compared to the same periods in 2002. These increases are driven by increases of 4.5% and 6.7% in member months for the second quarter and six months ended June 30, 2003, respectively, combined with increases of 3.1% and 2.7% in premiums on a PMPM basis for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The premium increases were seen across all states, and the increases in member months are due to growth in Medicaid enrollment primarily in California and Connecticut, offset by

  •
  Decreases in Medicare risk premiums of $16.0 million or 4.5% for the second quarter ended June 30, 2003 and $39.3 million or 5.4% for the six months ended June 30, 2003 as compared to the same periods in 2002. These decreases are primarily due to decreases of 9.1% and 10.5% in member months for the second quarter and six months ended June 30, 2003, respectively, partially offset by increases of 5.1% and 5.7% in premiums on a PMPM basis for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The decreases in member months are the result of our exit from certain counties in California, Arizona and Pennsylvania. The increases in Medicare risk premiums were seen across all states.

Government Contracts Revenues

        Government Contracts revenues increased by $97.1 million or 26.3% for the second quarter ended June 30, 2003 and $201.1 million or 28.0% for the six months ended June 30, 2003 as compared to the same periods in 2002 primarily due to the following:

  •
  Increase in risk sharing revenue of $47.7 million and $91.3 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 from increased health care cost estimates resulting from the call-up of reservists in support of the nation's heightened military activity and an increased number of enrollees seeking care in the private sector as many military health care professionals were deployed abroad,

  •
  Increase in revenues of $16.1 million and $49.1 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 from higher change order costs,

  •
  Increase in revenues of $24.9 million and $42.1 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 due to higher base contract pricing on new option periods, and

  •
  Increase in revenues of $6.6 million and $12.3 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 due to favorable bid price adjustments.

        On August 1, 2002, the DoD issued a RFP for the rebid of the TRICARE contracts. The RFP divides the United States into three regions (North, South and West) and provides for the award of one contract for each region. The RFP also provides that each of the three new contracts will be awarded to a different prime contractor. We submitted proposals in response to the RFP for each of the three regions in January 2003, and the latest DoD schedule reflects award of the three new TRICARE contracts in mid-to-late August 2003.

        As planned in the RFP, health care delivery ends March 31, 2004 for the Region 11 contract, on June 30, 2004 for the Regions 9, 10 and 12 contract and on October 31, 2004 for the Region 6 contract. However, the delay of the anticipated award date until mid-to-late August 2003 implies a minor slippage in the transition dates for the Region 11 contract. As set forth above, we are competing for the new TRICARE contracts in response to the RFP. See "Part II. Other Information—Item 5. Recent and Other Developments" for additional information regarding the TRICARE contracts.

Net Investment Income

        Net investment income decreased by $1.3 million or 8.6% for the second quarter ended June 30, 2003 and $3.8 million or 12.3% for the six months ended June 30, 2003 as compared to the same periods in 2002. These declines are primarily a result of continued declines in interest rates in the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002.

Other Income

        Other income is primarily comprised of revenues from our employer services group subsidiary. Other income decreased by $3.2 million or 20.0% for the second quarter ended June 30, 2003 and $5.8 million or 19.1% for the six months ended June 30, 2003 as compared to the same periods in 2002. This decrease is primarily due to the sale of our claims processing subsidiary effective July 1, 2002.

Health Plan Services Costs

        Health plan services costs increased by $119.2 million or 6.7% for the second quarter ended June 30, 2003 and $229.5 million or 6.5% for the six months ended June 30, 2003 as compared to the same periods in 2002. Total health plan services costs on a PMPM basis increased to $167.67 or 8.1% for the second quarter ended June 30, 2003 and to $167.02 or 8.1% for the six months ended June 30, 2003 from $155.09 and $154.50 for the same periods in 2002, respectively, primarily due to the following:

  •
  Increase in commercial health care costs of $117.3 million or 9.6% for the second quarter ended June 30, 2003 and $237.5 million or 9.9% for the six months ended June 30, 2003 as compared to the same periods in 2002. These increases are primarily due to increases of 12.4% and 13.6% in commercial health care costs on a PMPM basis for the second quarter and six months ended June 30, 2003, respectively, and reflect increased unit cost trends in higher hospital and physician costs as compared to same periods in 2002. The increases in our commercial health care costs are partially offset by decreases of 2.5% and 3.2% in member months for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, and

  •
  Increase in Medicaid health care costs of $21.3 million or 9.5% for the second quarter ended June 30, 2003 and $42.7 million or 9.6% for the six months ended June 30, 2003 as compared to the same periods in 2002. These increases are primarily due to increases of 4.5% and 6.7% in member months for the second quarter and six months ended June, 30, 2003, respectively, due to Medicaid membership growth in California and Connecticut and increases of 4.7% and 2.8% in health care costs on a PMPM basis for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 as a result of several hospitals and a pharmacy provider in California converting from capitated contracts to fee-for-service in 2003, offset by

  •
  Decrease in Medicare risk health care costs of $19.2 million or 6.0% for the second quarter ended June 30, 2003 and $50.7 million or 7.6% for the six months ended June 30, 2003 as compared to the same periods in 2002. These decreases are primarily due to decreases of 9.1% and 10.5% in member months for the second quarter and six months ended June 30, 2003, respectively, partially offset by increases of 3.5% and 3.2% in Medicare health care costs on a PMPM basis for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increases in health care costs on a PMPM basis are primarily in California which experienced higher physician capitation rates and increased inpatient and outpatient utilization, partially offset by lower physician claims.

        Health Plan Services MCR decreased to 83.6% for the second quarter ended June 30, 2003 and 83.4% for the six months ended June 30, 2003 as compared to 84.0% and 83.9% for the same periods in 2002, respectively. These decreases are primarily due to a continued focus on pricing discipline combined with pricing increases above the health care cost trend for our commercial and Medicare Risk products. The increases in our overall Health Plan Services premiums on a PMPM basis of 8.7% for the second quarter and six months ended June 30, 2003 as compared to the same periods in 2002 outpaced the increases in our overall health care costs on a PMPM basis of 8.1% for the second quarter and six months ended June 30, 2003 as compared to the same periods in 2002.

        As our estimates for health care costs are based on actuarially developed estimates, incurred claims related to prior years may differ from previously estimated amounts. Cumulative prior period incurred amounts expensed during the six months ended June 30, 2003 were approximately 0.1% of the most recent 12 months incurred costs.

Government Contracts Costs

        Government Contracts costs increased by $86.7 million or 24.3% for the second quarter ended June 30, 2003 and $184.8 million or 26.5% for the six months ended June 30, 2003 compared to the same periods in 2002, primarily due to the following:

  •
  Increases in health care cost estimates of $72.8 million and $142.0 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 resulting from the call-up of reservists in support of the nation's heightened military activity and an increased number of enrollees seeking care in the private sector as many military health care professionals were deployed abroad, and

  •
  Increases in administrative and health care change order costs of $15.1 million and $46.7 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, partially offset by

  •
  Decreases in administrative costs of $5.0 million and $7.5 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 attributed to cost reduction efforts.

        Government Contracts cost ratio decreased to 95.2% and 95.8% for the second quarter and six months ended June 30, 2003, respectively, as compared to 96.8% and 97.0% for the same periods in 2002. The improvements are primarily due to higher pricing on new option periods and higher change order volume.

General and Administrative (G&A) Costs

        G&A costs increased by $15.5 million or 7.6% for the second quarter ended June 30, 2003 and $24.5 million or 5.8% for the six months ended June 30, 2003 as compared to the same periods in 2002. These increases reflect continued investment in our operations and systems consolidation projects. The administrative expense ratio remained the same at 10.3% for the second quarter ended June 30, 2003 as compared to the same period in 2002. The administrative expense ratio decreased to 10.5% for the six months ended June 30, 2003 as compared to 10.6% for the same period in 2002. We continue to realize operating and administrative cost reductions attributed to the restructuring plan we implemented in 2001 to consolidate certain administrative, financial and technology functions. The 13 basis point improvement in our administrative expense ratio for the six months ended June 30, 2003 as compared to the same period in 2002, is due to an increase of 7.1% in health plan services premium revenues outpacing the 5.8% increase in G&A costs.

Selling Costs

        Selling costs consist of broker commissions paid to brokers and agents and sales incentives paid to our sales associates. During the fourth quarter ended December 31, 2002, we separated selling costs from G&A expenses to better reflect the shift in our commercial health plan mix from large group to small group, which generally have higher selling costs. The selling costs ratio increased to 2.5% for the second quarter and six months ended June 30, 2003 compared to 2.2% and 2.3% for the same periods in 2002, respectively. These increases reflect the continued shift of our commercial health plan mix to small group with its higher selling costs.

Amortization and Depreciation

        Amortization and depreciation expense decreased by $2.9 million or 15.9% for the second quarter ended June 30, 2003 and $3.4 million or 10.0% for the six months ended June 30, 2003 as compared to the same periods in 2002. These decreases are primarily due to the following:

  •
  Decrease in amortization expense of $2.2 million and $4.3 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 due to certain intangible assets reaching the end of their useful lives and thus becoming fully amortized, and

  •
  Decrease in depreciation expense of $2.8 million and $5.9 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 from the assets impaired during the fourth quarter ended December 31, 2002 as a result of our systems consolidation project, offset by

  •
  Increase in depreciation expense of $0 and $2.2 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 due to additional investment in IT assets, net of asset retirements, and

  •
  Increase of $2.2 million and $4.4 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 from the accelerated depreciation of certain capitalized software as a result of our systems consolidation project.

Interest Expense

        Interest expense decreased by $0.6 million or 5.5% for the second quarter ended June 30, 2003 and $1.0 million or 4.9% for the six months ended June 30, 2003 as compared to the same periods in 2002. During the third quarter ended September 30, 2002, we repaid the entire outstanding revolving credit facility balance of $120 million. This repayment has resulted in the decreases in our interest expense for the second quarter and six months ended June 30, 2003 as compared to the same periods in 2002.

Loss on Assets Held for Sale

        Effective July 2002, we sold our claims processing subsidiary, EOS Claims Services, Inc. (EOS Claims), to Tristar Insurance Group, Inc. (Tristar). In connection with the sale, we received $500,000 in cash, and also entered into a Payor Services Agreement. Under the Payor Services Agreement, Tristar has agreed to exclusively use EOS Managed Care Services, Inc. (one of our remaining subsidiaries) for various managed care services to its customers and clients.

        We estimated and recorded a $2.6 million pretax loss on the sale of EOS Claims during the second quarter ended June 30, 2002. EOS Claims, excluding the $2.6 million pretax loss on sale, had total revenues of $3.6 million and $7.2 million for the second quarter and six months ended June 30, 2002, respectively, and income before income taxes and cumulative effect of a change in accounting principle of $0.1 million for the second quarter and six months ended June 30, 2002.

Income Tax Provision

        The effective income tax rate was 36.9% and 37.4% for the second quarter and six months ended June 30, 2003, respectively, compared with 33.4% and 34.0% for the same periods in 2002. The increases in the effective tax rates are primarily due to the reduction in the tax benefit associated with tax return examination settlements in the current year compared to prior year which was partially offset by a tax law change in New York which changed the treatment of certain tax payments to premium taxes (included in G&A for the second quarter and six months ended June 30, 2003) from income tax expense.

        The effective tax rates differed from the statutory federal tax rate of 35.0% due primarily to state income taxes offset by tax return examination settlements.

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

        We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2003 at each of our reporting units and also re-evaluated the useful lives of our other intangible assets with the assistance of the same independent third-party professional services firm that assisted us in the impairment testing and measurement process in the prior year. No goodwill impairments were identified in any of our reporting units. We also determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives. See Note 2 to the condensed consolidated financial statements.

IMPACT OF INFLATION AND OTHER ELEMENTS

        The managed health care industry is labor intensive and its profit margin is low. As a result, it is especially sensitive to inflation. Increases in medical expenses or contracted medical rates without corresponding increases in premiums could have a material adverse effect on the Company.

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

        In 2001, the United States Senate and House of Representatives passed separate bills, sometimes referred to as "patients' rights" or "patients' bill of rights" legislation, that sought, among other things, to hold health plans liable for claims regarding health care delivery and improper denial of care. This legislation would have removed or limited federal preemption under the Employee Retirement Income Security Act of 1974 (ERISA) that currently precludes most individuals from suing health plans for causes of action based upon state law and would enable plan members to challenge coverage and benefits decisions in state and federal courts. Although both bills provided for independent review of decisions regarding medical care, the bills differed on the circumstances and procedures under which lawsuits could be brought against managed care organizations and the scope of their liability. Although Congress did not ultimately enact legislation based on the 2001 bills and adjourned in 2002 without reconciling the two bills, we expect the issue to be considered again in 2003 and that similar bills will be introduced. If patients' bill of rights legislation is enacted into law, we could be subject to significant additional litigation risk and regulatory compliance costs, which could be costly to us and could have a significant adverse effect on our results of operations. Although we could attempt to mitigate our ultimate exposure to litigation and regulatory compliance costs through, among other things, increases in premiums, there can be no assurance that we would be able to mitigate or cover the costs stemming from litigation arising under patients' bill of rights legislation or the other costs that we could incur in connection with complying with patients' bill of rights legislation.

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

        Government health care receivables are best estimates of payments that are ultimately collectible or payable. Since these amounts are subject to government audit, negotiation and appropriations, amounts ultimately collected may vary significantly from current estimates. Additionally, the timely collection of these receivables is also impacted by government audit and negotiation and could extend for periods beyond a year. Amounts receivable under government contracts were $93.0 million and $78.4 million as of June 30, 2003 and December 31, 2002, respectively.

Operating Cash Flows

        Net cash provided by operating activities was $111.8 million for the six months ended June 30, 2003 as compared to net cash used in operating activities of $51.1 million for the same period in 2002. The increase in operating cash flows of $162.9 million was due to the following:

  •
  Net increase in cash flows from reserves and other settlements of $121.2 million. This increase reflects higher incurred claims and expected increases in claims inventories due to the impact of systems and operations conversion activities on certain of our health plans during the six months ended June 30, 2003,

  •
  Net increase in cash flows from amounts receivable/payable under government contracts of $81.6 million, primarily due to the early receipt of several bid price adjustments from the government, and

  •
  Net increase in net income plus amortization and depreciation of $24.8 million, partially offset by

  •
  Net decrease in cash flows from premiums receivable of $34.1 million primarily due to an increase in the Medicaid receivable as of June 30, 2003 due from the State of California as a result of its budget crisis.

Investing Activities

        Net cash used in investing activities was $28.2 million for the six months ended June 30, 2003 as compared to net cash used in investing activities of $122.8 million for the same period in 2002. During the six months ended June 30, 2003, a number of our security holdings were called or prepaid. During the six months ended June 30, 2002, we repositioned certain of our investable assets to those with longer durations within our regulated health plans in order to increase our investment income.

Financing Activities

        Net cash used in financing activities was $136.5 million for the six months ended June 30, 2003 as compared to $62.7 million for the same period in 2002. During the six months ended June 30, 2003, we repurchased 5,899,655 shares of our common stock for $154.4 million under our stock repurchase program. During the second quarter ended June 30, 2003, we borrowed $5.7 million under a term loan promissory note related to the termination of certain service and performance provisions under a service agreement with an external third-party service provider (see —Operating Leases and Other

Commitments). We repaid these borrowings in the same quarter. We paid down the entire outstanding balance of our revolving credit facility as of December 31, 2002. Accordingly, we had no repayments on our credit facility during the six months ended June 30, 2003 as compared to $125.1 million paid on our revolving credit facility during the same period in 2002. During the same period in 2002, we also borrowed $50 million under our revolving credit facility.

        In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of the Company's Class A Common Stock under our stock repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. We use cash flows from operations to fund the share repurchases. During 2002, we received approximately $48 million in cash and $18 million in tax benefits as a result of option exercises. During the six months ended June 30, 2003, we received approximately $22 million in cash and recognized $7 million in tax benefits as a result of option exercises. For the six months ended December 31, 2003, we expect to receive approximately $37 million in cash and $20 million in tax benefits from estimated option exercises during the remainder of the year. As a result of the $66 million (in 2002), $29 million (in the first six months ended June 30, 2003) and $57 million (estimated for the six months ended December 31, 2003) in realized and estimated benefits, our total authority under our stock repurchase program is estimated at $402 million based on the authorization we received from our Board of Directors to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options). As of August 8, 2003, we repurchased 12,869,255 shares at an average price of $25.41 per share pursuant to our stock repurchase program.

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

        The credit agreements contain negative covenants, including financial covenants, that impose restrictions on our operations. As of June 30, 2003, we were in compliance with the covenants of the credit facilities.

Operating Leases and Other Commitments

        We lease office space under various operating leases. In addition, we have entered into long-term service agreements with third parties. As of June 30, 2003, there are six years remaining on these service agreements with minimum future commitments totaling $37.1 million. These lease and service agreements are cancelable with substantial penalties.

        Effective April 1, 2003, we entered into an amendment to modify an existing ten-year pharmacy benefit services agreement that we had entered into in February 1999 with an external third-party service provider. The amendment provides for the termination of certain service and performance provisions of the existing pharmacy benefit services agreement and the modification of certain other service and performance provisions of the existing pharmacy benefit services agreement. In consideration for the agreements set forth in the amendment, we paid approximately $11.5 million in May 2003 (the Amendment Payment) to the external third-party service provider. As part of the original set of transactions with this external third-party service provider, in which we sold our non-affiliate health plan pharmacy benefit management operations, we were issued a warrant to acquire 800,000 shares of common stock (as adjusted for stock splits) of the external third-party service provider. The external third-party service provider also agreed under the amendment to honor the original terms and conditions of the warrant agreement entered into as part of the consideration for the sale of our non-affiliate pharmacy benefit management operations to them in February 1999. Of the 800,000 shares for which the warrant is exercisable, 640,000 were vested as of April 1, 2003. The remaining 160,000 are scheduled to vest on April 1, 2004. In April 2003, we exercised the vested portion of the warrants. Following a 30-day holding period, we sold the underlying common stock for a gain of approximately $11.5 million. We recorded the Amendment Payment as well as the gain realized on the sale of the underlying common stock in G&A expenses in May 2003. Under the amendment, we may terminate the pharmacy benefit services agreement on April 1, 2004, subject to certain termination provisions which include a termination fee of approximately $3.9 million.

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

        Our future minimum commitments for operating leases and service agreements are as follows (amounts in thousands):

2003 (excluding January—June)	$30,073
2004	57,000
2005	38,907
2006	35,530
2007	27,396
Thereafter	86,332

Total minimum commitments	$275,238

Recent Developments

Sale of Dental and Vision Subsidiaries

        On April 7, 2003, we announced the sale of our dental subsidiary to SafeGuard Health Enterprises, Inc. (SafeGuard). On June 30, 2003, we entered into definitive agreements with SafeGuard, under which SafeGuard will acquire our vision subsidiary and its California commercial membership. We expect these sales to close in the fourth quarter ended December 31, 2003 subject to regulatory approval. We will retain the Health Net Dental and Vision brands.

        On June 15, 2003, we entered into a strategic relationship with EyeMed Vision Care, LLC (EyeMed) focused on the expansion of market share and the delivery of competitive vision benefit products that will be sold in conjunction with our medical plans. See Note 4 to the condensed consolidated financial statements.

Nurse Advice Line and Other Related Services Agreement

        On August 6, 2003, we entered into an amendment to modify an existing ten-year agreement for a nurse advice line and other related services, which we entered into in December 1998 with an external third-party service provider. The effective date of the amendment is April 1, 2003. The amendment changes the pricing schedule of this services agreement to a cost-per-call basis from the per member per month (PMPM) basis of the original agreement. The amendment also provides for the modification of the exclusivity provision under the original agreement. Under the terms of the amendment, exclusivity for the provision of nurse advice line and audio health information services is not granted to the external third-party service provider.

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

        As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations. Our parent company did not make any contributions to its subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations during the six months ended June 30, 2003 or thereafter through the date of the filing of this Form 10-Q.

        Legislation has been or may be enacted in certain states in which the Company's subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders.

        As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to the Company. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay obligations of the Company. The maximum amount of dividends which can be paid by the insurance company subsidiaries to the Company without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. Management believes that as of June 30, 2003, all of the Company's health plans and insurance subsidiaries met their respective regulatory requirements.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 (HIPAA)

        The purposes of HIPAA are to (i) limit pre-existing condition exclusions applicable to individuals changing jobs or moving to individual coverage, (ii) guarantee the availability of health insurance for employees in the small group market, (iii) prevent the exclusion of individuals from coverage under group plans based on health status, and (iv) establish national standards for the electronic exchange of health information. In December 2000, the Department of Health and Human Services (DHHS) promulgated regulations under HIPAA related to the privacy and security of electronically transmitted protected health information (PHI). The new regulations consisting of privacy regulations, transactions and codeset requirements and security regulations require health plans, clearinghouses and providers to (a) comply with various requirements and restrictions related to the use, storage and disclosure of PHI, (b) adopt rigorous internal procedures to protect PHI, (c) create policies related to the privacy of PHI and (d) enter into specific written agreements with business associates to whom PHI is disclosed. The regulations also establish significant criminal penalties and civil sanctions for non-compliance. Health Net has completed the work required to be compliant with the HIPAA Privacy Regulations prior to the effective date of April 14, 2003. Further, Health Net is on target to be in compliance with the Transactions and Codesets requirements prior to the effective date of October 2003. The Security regulations have been recently made final and will not be enforced until approximately April 2005, and Health Net has created a security plan to ensure appropriate compliance prior to the effective date.

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

        The Company assumed a portfolio disposition period of 30 days with a confidence level of 95 percent for the 2003 computation of VAR. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $5.2 million as of June 30, 2003.

        The Company's calculated value-at-risk exposure represents an estimate of reasonably possible net losses that could be recognized on its investment portfolios assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the Company's investment portfolios during the year. The Company, however, believes that any loss incurred would be substantially offset by the effects of interest rate movements on the Company's liabilities, since these liabilities are affected by many of the same factors that affect asset performance; that is, economic activity, inflation and interest rates, as well as regional and industry factors.

        In addition to the market risk associated with its investments, the Company has some interest rate market risk due to its floating rate borrowings. Senior notes payable totaled $398.9 million as of June 30, 2003 with a related interest rate of 8.375%. The interest rate on borrowings under the revolving credit facility, of which there were none as of June 30, 2003, is subject to change because of the varying interest rates that apply to borrowings under the credit facilities. See a description of the credit facilities under "Liquidity and Capital Resources."

        The floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these accounts are based on prevailing market rates. The fair value of our fixed rate borrowing as of June 30, 2003 was approximately $479.5 million which was based on bid quotations from third-party data providers. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of June 30, 2003. These cash outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of June 30, 2003.

	2003	2004	2005	2006	2007	Thereafter	Total
	(amounts in millions)
Fixed-rate borrowing:
Principal	$—	$—	$—	$—	$—	$400.0	$400.0
Interest	33.5	33.5	33.5	33.5	33.5	117.3	284.8

Cash outflows on fixed-rate borrowing	$33.5	$33.5	$33.5	$33.5	$33.5	$517.3	$684.8

ITEM 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures (as such term is defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by SEC Rule 13a—15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial

Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of such period.

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a—15(f) and 15d—15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 15, 2003, we held our 2003 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, our stockholders voted upon proposals to (i) elect ten directors, each to serve a one-year term ("Proposal 1") and (ii) ratify the selection of Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2003 ("Proposal 2"). The following provides voting information for all matters voted upon at the Annual Meeting, and includes a separate tabulation with respect to each nominee for director:

Proposal 1

Election of Directors:	Votes For:	Votes Against:	Votes Withheld:	Broker Non Votes:
J. Thomas Bouchard	95,034,355	0	15,518,086	0
Gov. George Deukmejian	107,762,134	0	2,790,307	0
Thomas T. Farley	93,832,343	0	16,720,098	0
Gale S. Fitzgerald	106,483,334	0	4,069,107	0
Patrick Foley	65,550,590	0	45,001,850	0
Jay M. Gellert	107,770,398	0	2,782,043	0
Roger F. Greaves	69,148,608	0	41,403,833	0
Richard W. Hanselman	107,744,103	0	2,808,338	0
Richard J. Stegemeier	106,573,389	0	3,979,051	0
Bruce G. Willison	106,582,200	0	3,970,240	0

        Since each of the nominees received a plurality of the votes cast, each of the nominees was elected as a director for an additional term at the Annual Meeting.

Proposal 2

        With respect to the ratification of the selection of Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2003, 107,142,874 votes were cast for, 3,382,850 votes were cast against, and 26,716 votes were withheld (recorded as abstentions with respect to) for such proposal. There were no broker non-votes for Proposal 2. Since this proposal received the affirmative vote of a majority of the votes cast on this proposal, the selection of Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2003 was ratified.

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

Pharmacy Benefit Services Agreement

        Effective April 1, 2003, we entered into an amendment to modify an existing ten-year pharmacy benefit services agreement that we had entered into in February 1999 with an external third-party service provider. The amendment provides for the termination of certain service and performance provisions of the existing pharmacy benefit services agreement, and the modification of certain other service and performance provisions of the existing pharmacy benefit services agreement. We also entered into a one-year consulting services agreement for $5 million with this external third-party service provider to provide us with consulting services on specialty pharmacy strategic planning, benefit design strategy and e-prescribing services. This consulting services agreement ends on March 31, 2004. See Note 4 to the condensed consolidated financial statements.

Dental and Vision Dispositions

        On April 7, 2003, we announced the sale of our dental subsidiary to SafeGuard Health Enterprises, Inc. (SafeGuard). On June 30, 2003, we entered into definitive agreements with SafeGuard, under which SafeGuard will acquire our vision subsidiary and its California commercial membership. We expect these sales to close in the fourth quarter ended December 31, 2003 subject to regulatory approval. We will retain the Health Net Dental and Vision brands. On June 15, 2003, we entered into a strategic relationship with EyeMed Vision Care, LLC (EyeMed) focused on the expansion of market share and the delivery of competitive vision benefit products that will be sold in conjunction with our medical plans. See Note 4 to the condensed consolidated financial statements.

Nurse Advice Line and Other Related Services Agreement

        On August 6, 2003, we entered into an amendment to modify an existing ten-year agreement for a nurse advice line and other related services, which we entered into in December 1998 with an external third-party service provider. The effective date of the amendment is April 1, 2003. The amendment changes the pricing schedule of this services agreement to a cost-per-call basis from the per member per month (PMPM) basis of the original agreement. The amendment also provides for the modification of the exclusivity provision under the original agreement. Under the terms of the amendment, exclusivity for the provision of nurse advice line and audio health information services is not granted to the external third-party service provider. See Note 7 to the condensed consolidated financial statements.

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

  •
  Region 6, covering Arkansas, Oklahoma, most of Texas, and most of Louisiana

  •
  Regions 9, 10 and 12, covering California, Hawaii, Alaska and part of Arizona

        On August 1, 2002, the DoD issued a Request For Proposals (RFP) for the rebid of the TRICARE contracts. The RFP divides the United States into three regions (North, South and West) and provides for the award of one contract for each region. The RFP also provides that each of the three new contracts will be awarded to a different prime contractor. Proposals in response to the RFP for each of the three regions were submitted by Federal Services in January 2003, and the latest DoD schedule reflects award of the three new TRICARE contracts in mid-to-late August 2003.

        As planned in the RFP, health care delivery ends on March 31, 2004 for the Region 11 contract, on June 30, 2004 for the Regions 9, 10 and 12 contract and on October 31, 2004 for the Region 6 contract. However, the delay of the anticipated award date until mid-to-late August 2003 implies a minor slippage in the transition dates for the Region 11 contract. As set forth above, Federal Services is competing for the new TRICARE contracts in response to the RFP.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

        The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

11.1	Statement relative to computation of per share earnings of the Company (included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

        Current Report on Form 8-K filed by the Company on May 5, 2003 incorporating by reference under Item 9 thereof and pursuant to Item 12 thereof the Company's May 5, 2003 press release reporting first quarter ended March 31, 2003 earnings.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)
Date: August 11, 2003	By:	/s/ JAY M. GELLERT Jay M. Gellert President and Chief Executive Officer (Principal Executive Officer)
Date: August 11, 2003	By:	/s/ MARVIN P. RICH Marvin P. Rich Executive Vice President, Finance and Operations (Principal Accounting and Financial Officer)

Exhibit Index

11.1	Statement relative to computation of per share earnings of the Company (included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

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
Exhibit Index