Form 10-Q
period 2003-09-30
HEALTH NET INC
filed 2003-11-14
CIK 916085

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2003
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        The number of shares outstanding of the registrant's Class A Common Stock as of November 10, 2003 was 113,662,466 (excluding 18,990,829 shares held as treasury stock), and no shares of Class B Common Stock were outstanding as of such date.

HEALTH NET, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEALTH NET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$727,377	$841,164
Investments—available for sale	1,001,840	1,008,975
Premiums receivable, net	137,485	166,068
Amounts receivable under government contracts	135,570	78,404
Reinsurance and other receivables	127,562	108,147
Deferred taxes	111,652	78,270
Other assets	80,963	91,376

Total current assets	2,322,449	2,372,404
Property and equipment, net	198,848	199,218
Goodwill, net	762,066	762,066
Other intangible assets, net	20,524	22,339
Other noncurrent assets	147,709	110,650

Total Assets	$3,451,596	$3,466,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,001,364	$1,036,105
Health care and other costs payable under government contracts	257,048	224,235
Unearned premiums	81,682	178,120
Accounts payable and other liabilities	422,150	263,590

Total current liabilities	1,762,244	1,702,050
Senior notes payable	398,928	398,821
Deferred taxes	3,610	9,705
Other noncurrent liabilities	60,616	47,052

Total Liabilities	2,225,398	2,157,628

Commitments and contingencies
Stockholders' Equity:
Common stock and additional paid-in capital	770,514	730,626
Restricted common stock	5,885	1,913
Unearned compensation	(4,507)	(1,441)
Treasury Class A common stock, at cost	(517,064)	(259,513)
Retained earnings	966,727	826,379
Accumulated other comprehensive income	4,643	11,085

Total Stockholders' Equity	1,226,198	1,309,049

Total Liabilities and Stockholders' Equity	$3,451,596	$3,466,677

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Third Quarter Ended September 30,
	2003	2002
REVENUES
Health plan services premiums	$2,300,807	$2,172,607
Government contracts	482,276	377,439
Net investment income	17,674	18,214
Other income	15,863	9,390

Total revenues	2,816,620	2,577,650

EXPENSES
Health plan services	1,890,408	1,799,629
Government contracts	464,295	366,873
General and administrative	236,903	212,446
Selling	62,562	50,843
Depreciation	13,561	17,154
Amortization	669	1,734
Interest	9,763	9,837
Asset impairment and restructuring charges	—	12,167
Loss on assets held for sale	—	2,400

Total expenses	2,678,161	2,473,083

Income from continuing operations before income taxes	138,459	104,567
Income tax provision	51,825	35,543

Income from continuing operations	86,634	69,024
Discontinued operations:
Loss on settlement from disposition, net of tax	(89,050)	—

Net (loss) income	$(2,416)	$69,024

Basic (loss) earnings per share:
Income from continuing operations	$0.75	$0.55
Loss on settlement from disposition of discontinued operations, net of tax	(0.77)	—

Net	$(0.02)	$0.55

Diluted (loss) earnings per share:
Income from continuing operations	$0.74	$0.55
Loss on settlement from disposition of discontinued operations, net of tax	(0.76)	—

Net	$(0.02)	$0.55

Weighted average shares outstanding:
Basic	115,122	124,963
Diluted	117,827	126,091

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
REVENUES
Health plan services premiums	$6,795,242	$6,369,034
Government contracts	1,401,559	1,095,601
Net investment income	44,753	49,104
Other income	40,389	39,693

Total revenues	8,281,943	7,553,432

EXPENSES
Health plan services	5,640,564	5,320,285
Government contracts	1,345,386	1,063,179
General and administrative	681,043	632,106
Selling	173,998	145,555
Depreciation	43,025	45,764
Amortization	2,007	7,367
Interest	29,294	30,364
Asset impairment and restructuring charges	—	12,167
Loss on assets held for sale and sale of businesses and properties	—	5,000

Total expenses	7,915,317	7,261,787

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	366,626	291,645
Income tax provision	137,228	99,131

Income from continuing operations before cumulative effect of a change in accounting principle	229,398	192,514
Discontinued operations:
Loss on settlement from disposition, net of tax	(89,050)	—

Income before cumulative effect of a change in accounting principle	140,348	192,514
Cumulative effect of a change in accounting principle, net of tax	—	(8,941)

Net income	$140,348	$183,573

Basic earnings per share:
Income from continuing operations	$1.96	$1.54
Loss on settlement from disposition of discontinued operations, net of tax	(0.76)	—
Cumulative effect of a change in accounting principle	—	(0.07)

Net	$1.20	$1.47

Diluted earnings per share:
Income from continuing operations	$1.93	$1.52
Loss on settlement from disposition of discontinued operations, net of tax	(0.75)	—
Cumulative effect of a change in accounting principle	—	(0.07)

Net	$1.18	$1.45

Weighted average shares outstanding:
Basic	116,833	124,822
Diluted	119,036	126,683

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$140,348	$183,573
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	45,032	53,131
Loss on assets held for sale and sale of businesses and properties	—	5,000
Loss on settlement from disposition of discontinued operations	89,050	—
Cumulative effect of a change in accounting principle	—	8,941
Asset impairments	—	10,647
Other changes	4,868	1,563
Changes in assets and liabilities:
Premiums receivable and unearned premiums	(67,855)	(62,750)
Other assets	3,981	43,502
Amounts receivable/payable under government contracts	(24,353)	(37,142)
Reserves for claims and other settlements	(34,222)	24,837
Accounts payable and other liabilities	34,566	6,162

Net cash provided by operating activities	191,415	237,464

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	262,733	240,291
Maturities of investments	450,301	269,170
Purchases of investments	(717,354)	(550,550)
Net purchases of property and equipment	(42,480)	(36,537)
Cash disposed in sale of businesses, net of cash received	—	(5,474)
Purchases of restricted investments and other	(26,193)	(11,578)

Net cash used in investing activities	(72,993)	(94,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	29,532	44,046
Borrowings on credit facility	—	50,000
Borrowings under term loan promissory note	5,680	—
Repurchases of common stock	(261,557)	(74,176)
Repayment of debt and other noncurrent liabilities	(5,864)	(245,214)

Net cash used in financing activities	(232,209)	(225,344)

Net decrease in cash and cash equivalents	(113,787)	(82,558)
Cash and cash equivalents, beginning of year	841,164	909,594

Cash and cash equivalents, end of year	$727,377	$827,036

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock to employees for services	$4,661	$1,913
Securities moved from available for sale investments to restricted investments	58,940	19,098

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

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive (Loss) Income

        Our comprehensive (loss) income is as follows (amounts in millions):

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net (loss) income	$(2.4)	$69.0	$140.3	$183.6
Other comprehensive (loss) income, net of tax:
Net change in unrealized appreciation on investments available for sale	(4.8)	6.6	(6.4)	11.5

Comprehensive (loss) income	$(7.2)	$75.6	$133.9	$195.1

Earnings Per Share

        Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (stock options and restricted stock) outstanding during the periods presented. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method. There were 2,704,000 and 2,204,000 shares of dilutive common stock equivalents for the third quarter and nine months ended September 30, 2003, respectively, and 1,128,000 and 1,861,000 shares of dilutive common stock equivalents for the third quarter and nine months ended September 30, 2002, respectively. Included in the dilutive common stock equivalents for the third quarter and nine months ended September 30, 2003 are 243,000 and 198,000 shares of restricted common stock, respectively, and 48,000 and 31,000 shares of restricted common stock for the third quarter and nine months ended September 30, 2002, respectively.

        Options to purchase an aggregate of 96,000 and 1,396,000 shares of common stock during the third quarter and nine months ended September 30, 2003, respectively, and 6,008,000 and 2,486,000 shares of common stock during the third quarter and nine months ended September 30, 2002, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock for each respective period. These options expire through September 2013.

        In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock. As of September 30, 2003, we had repurchased an aggregate of 15,796,455 shares of our Class A Common Stock under our repurchase programs (see Note 6).

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

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net (loss) income, as reported	$(2,416)	$69,024	$140,348	$183,573
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	482	90	998	167
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(4,204)	(3,201)	(12,406)	(11,319)

Net (loss) income, pro forma	$(6,138)	$65,913	$128,940	$172,421

Basic (loss) earnings per share:
As reported	$(0.02)	$0.55	$1.20	$1.47
Pro forma	$(0.05)	$0.53	$1.10	$1.38
Diluted (loss) earnings per share:
As reported	$(0.02)	$0.55	$1.18	$1.45
Pro forma	$(0.05)	$0.52	$1.08	$1.36

        The weighted average fair value for options granted during the third quarter and nine months ended September 30, 2003 was $8.60 and $8.02, respectively. The weighted average fair value for options granted during the third quarter and nine months ended September 30, 2002 was $8.32 and $9.07, respectively. The fair values were estimated using the Black-Scholes option-pricing model.

        The weighted average assumptions used in the fair value calculation for the following periods were:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	2.57%	3.10%	2.64%	3.20%
Expected option lives (in years)	3.6	3.4	3.9	3.7
Expected volatility for options	31.1%	47.2%	37.7%	47.2%
Expected dividend yield	None	None	None	None

        As fair value criteria were not applied to option grants and employee purchase rights prior to 1995, and additional awards in future years are anticipated, the effects on net income and earnings per share in this pro forma disclosure may not be indicative of future amounts.

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

        We identified the following six reporting units within our businesses: Health Plans, Government Contracts, Behavioral Health, Dental/Vision, Subacute and Employer Services Group. In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units upon adoption of this Standard. We also re-assessed the useful lives of our other intangible assets and determined that the estimated useful lives of these assets properly reflect the current estimated useful lives. We will have four reporting units within our businesses subsequent to the closing of the sales of our dental, vision and employer services group subsidiaries (see Note 4).

        We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2003 at each of our reporting units and also re-evaluated the useful lives of our other intangible assets with the assistance of the same independent third-party professional services firm that assisted us in the impairment testing and measurement process in the prior year. No goodwill impairments were identified in any of our reporting units. We also determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives. We have evaluated the recoverability of the goodwill related to our Dental/Vision and Employer Services Group reporting units as of September 30, 2003 and December 31, 2002 and have determined that all remaining goodwill amounts associated with these reporting units are recoverable from the sales proceeds (see Note 4).

        The changes in the carrying amount of goodwill by reporting unit are as follows (amounts in millions):

	Health Plans	Behavioral Health	Dental/ Vision	Subacute	Employer Services Group	Total
Balance at December 31, 2001	$716.7	$3.5	$0.7	$5.9	$37.6	$764.4
Impairment losses	—	(3.5)	—	—	(5.4)	(8.9)
Reclassification from other intangible assets (a)	6.9	—	—	—	—	6.9
Goodwill written off related to sale of business unit	—	—	—	—	(0.3)	(0.3)

Balance at December 31, 2002	$723.6	$—	$0.7	$5.9	$31.9	$762.1

Balance at September 30, 2003	$723.6	$—	$0.7	$5.9	$31.9	$762.1

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

        The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
As of September 30, 2003:
Provider networks	$35.7	$(17.2)	$18.5	14-40
Employer groups	92.9	(90.9)	2.0	11-23

	$128.6	$(108.1)	$20.5

As of December 31, 2002:
Provider networks	$35.7	$(15.9)	$19.8	14-40
Employer groups	92.9	(90.4)	2.5	11-23
Other	1.5	(1.5)	—

	$130.1	$(107.8)	$22.3

        Estimated annual pretax amortization expense for other intangible assets for each of the next five years ended December 31 is as follows (amounts in millions):

Year	Amount
2003	$2.6
2004	2.4
2005	2.4
2006	2.0
2007	1.6

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

        In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated as follows, and for hedging relationships designated after June 30, 2003. The guidance shall be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15,

2003 shall continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, shall be applied to existing contracts as well as new contracts entered into after June 30, 2003. As of September 30, 2003, the adoption of SFAS No. 149 has had no impact on our consolidated financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). This interpretation elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. See Note 4 for indemnification guarantee disclosure on pending and threatened litigation related to the sale of our Florida health plan completed on August 1, 2001. As of September 30, 2003, the adoption of FIN No. 45 has had no impact on our consolidated financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (Issue 94-3). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of any exit or disposal liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that were initiated after December 31, 2002. As of September 30, 2003, the adoption of SFAS No. 146 has had no impact on our consolidated financial position or results of operations.

        Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and some provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 sets new criteria for determining when an asset can be classified as held-for-sale as well as modifying the financial statement presentation requirements of operating losses from discontinued operations. The adoption of SFAS No. 144 has had no material impact on our consolidated financial position or results of operations other than the classification of a legal settlement (see Note 8).

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

        Certain 2002 amounts have been reclassified to conform to our current presentation as a result of changes in our organizational structure.

        Our segment information is as follows (amounts in millions):

	Health Plan Services	Government Contracts	Total
Third Quarter Ended September 30, 2003
Revenues from external sources	$2,300.8	$482.3	$2,783.1
Intersegment revenues	10.7	—	10.7
Segment profit	129.9	18.0	147.9
Third Quarter Ended September 30, 2002
Revenues from external sources	$2,172.6	$377.4	$2,550.0
Intersegment revenues	9.5	—	9.5
Segment profit	126.0	10.0	136.0
Nine Months Ended September 30, 2003
Revenues from external sources	$6,795.2	$1,401.6	$8,196.8
Intersegment revenues	31.8	—	31.8
Segment profit	342.1	56.5	398.6
Nine Months Ended September 30, 2002
Revenues from external sources	$6,369.0	$1,095.6	$7,464.6
Intersegment revenues	36.9	—	36.9
Segment profit	304.1	30.7	334.8

        Beginning January 1, 2002, we implemented several initiatives to reduce our general and administrative (G&A) expenses. At that time, we changed our methodology from allocating budgeted costs to allocating actual expenses incurred for corporate shared services to more properly reflect segment costs. Our chief operating decision maker now uses the segment pretax profit or loss subsequent to the allocation of actual shared services expenses as the measurement of segment performance. This measurement of segment performance includes net investment income. We changed our methodology of determining segment pretax profit or loss to better reflect management's revised view of the relative costs incurred proportionally by our reportable segments. Certain 2002 balances have been reclassified to conform to our chief operating decision maker's current view of segment pretax profit or loss.

        A reconciliation of the total reportable segments' measures of profit to the Company's consolidated income from continuing operations before income taxes and cumulative effect of a change in accounting principle is as follows (amounts in millions):

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total reportable segment profit	$147.9	$136.0	$398.6	$334.8
Loss from corporate and other entities	(9.4)	(16.8)	(32.0)	(28.6)
Asset impairment and restructuring charges	—	(12.2)	—	(12.2)
Loss on assets held for sale	—	(2.4)	—	(2.4)

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle as reported	$138.5	$104.6	$366.6	$291.6

        Loss from other corporate entities and our employer services group subsidiary, which are not part of our Health Plan Services and Government Contracts reportable segments, are excluded from our measurement of segment performance. Other corporate entities include our facilities, warehouse, reinsurance and surgery center subsidiaries.

4. DIVESTITURES, TRANSACTIONS AND ASSETS HELD FOR SALE

        The divestitures of our employer services group, dental, vision, Pennsylvania health plan and claims services subsidiaries during 2003 and 2002 are not presented as discontinued operations since they are collectively not material to the accompanying condensed consolidated financial statements as of and for the third quarter and nine months ended September 30, 2003 and 2002, respectively.

Employer Services Group Subsidiary

        On September 2, 2003, we entered into a definitive agreement to sell our workers' compensation services subsidiary, Health Net Employer Services, Inc., along with its subsidiaries Health Net Plus Managed Care Services, Inc. and Health Net CompAmerica, Inc., collectively known as our employer services group subsidiary, to First Health Group Corp. (First Health). The agreement provides Health Net Employer Services customers with continued access to Health Net's workers' compensation provider network, and it provides us with access to First Health's preferred provider organization network. We also entered into a non-compete agreement with First Health. The sale of our employer services group subsidiary closed on October 31, 2003. In connection with this sale, we received $79.5 million in cash.

        Our employer services group subsidiary had $16.0 million and $40.6 million of total combined revenues for the third quarter and nine months ended September 30, 2003, respectively, and had $9.5 million and $36.3 million of total combined revenues for the third quarter and nine months ended September 30, 2002, respectively. Our employer services group subsidiary had $2.9 million and $2.8 million of income before income taxes for the third quarter and nine months ended September 30, 2003, respectively, and $0.7 million and $0.2 million of income before income taxes for the third quarter and nine months ended September 30, 2002, respectively. As of September 30, 2003, our employer services group subsidiary had a combined total of $55.8 million in net equity, which we expect to recover through the sales proceeds. Revenues from our employer services group subsidiary are included in other income in our accompanying condensed consolidated statements of operations.

Dental and Vision Subsidiaries

        On April 7, 2003, we announced the sale of our dental subsidiary to SafeGuard Health Enterprises, Inc. (SafeGuard). On June 30, 2003, we entered into definitive agreements with SafeGuard, under which SafeGuard will acquire our vision subsidiary and its California commercial membership. We will retain the Health Net Dental and Vision brands. In connection with the sale, we entered into a strategic relationship with SafeGuard under which we will offer Health Net branded (private labeled) dental HMO and dental PPO benefit products to our current and prospective members. The products will be underwritten and administered by SafeGuard Health Enterprises companies. We also entered into a similar strategic relationship with EyeMed Vision Care, LLC (EyeMed) focused on the expansion of market share and the delivery of competitive vision benefit products that will be sold in conjunction with our medical plans. The sales of our dental and vision subsidiaries closed on October 31, 2003. In connection with these sales, we received approximately $14.8 million in cash.

        Our dental and vision subsidiaries had $14.3 million and $43.7 million of total combined revenues for the third quarter and nine months ended September 30, 2003, respectively, and had $13.7 million and $41.2 million of total combined revenues for the third quarter and nine months ended September 30, 2002, respectively. Our dental and vision subsidiaries had $1.5 million and $2.4 million of income before income taxes for the third quarter and nine months ended September 30, 2003, respectively, and $0.1 million and $(0.9) million of income (loss) before income taxes for the third quarter and nine months ended September 30, 2002, respectively. As of September 30, 2003, our dental and vision subsidiaries had a combined total of $11.1 million in net equity, which we expect to recover through the sales proceeds. Our dental and vision subsidiaries are reported as part of our Health Plan Services reportable segment.

Hospital Subsidiaries

        In 1999, we sold our two hospital subsidiaries to Health Plus, Inc. As part of the sale, we received cash and a note for $12 million due on August 31, 2003 including any unpaid interest. Prior to August 31, 2003, we had established an $8.2 million allowance on the note. On August 31, 2003, Health Plus defaulted on the note and we increased the allowance on the note by $3.4 million. The note is fully reserved as of September 30, 2003. We are in the process of trying to restructure the note and are making continued efforts to collect all outstanding principal and interest due on the note. We have recorded the additional $3.4 million allowance in G&A expenses in our accompanying condensed consolidated statements of operations for the third quarter and nine months ended September 30, 2003.

Pennsylvania Health Plan

        Effective September 30, 2003, we withdrew our commercial health plan from the commercial market in the Commonwealth of Pennsylvania. Coverage for our members enrolled in the Federal Employee Health Benefit Plan (FEHBP) will continue until December 31, 2003 and we intend to maintain our network of providers in Pennsylvania to service our New Jersey members. Our Pennsylvania health plan had $14.5 million and $32.0 million of total revenues for the third quarter ended September 30, 2003 and 2002, respectively, and had $54.1 million and $104.2 million of total revenues for the nine months ended September 30, 2003 and 2002, respectively. Our Pennsylvania health plan had $(1.6) million and $(5.6) million of (loss) before taxes for the third quarter ended September 30, 2003 and 2002, respectively, and had $(5.5) million and $(7.5) million of (loss) before taxes for the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, our Pennsylvania health plan had $14.5 million in net equity, which we believe is recoverable. As of September 30, 2003, we had approximately 17,000 members enrolled in our commercial health plan in Pennsylvania. Our Pennsylvania health plan is reported as part of our Health Plan Services reportable segment.

EOS Claims Services Subsidiary

        Effective July 1, 2002, we sold our claims processing subsidiary, EOS Claims Services, Inc. (EOS Claims), to Tristar Insurance Group, Inc. (Tristar). In connection with the sale, we received $500,000 in cash and also entered into a Payor Services Agreement. Under the Payor Services Agreement, Tristar has agreed to exclusively use EOS Managed Care Services, Inc. for various managed care services provided to its customers and clients. We estimated and recorded a $2.6 million pretax loss on the sale of EOS Claims during the second quarter ended June 30, 2002.

        EOS Claims, excluding the $2.6 million pretax loss on the sale, had total revenues of $7.2 million and income before income taxes of $0.1 million for the nine months ended September 30, 2002. As of the date of sale, EOS Claims had no net equity after dividends to its parent company and the goodwill impairment charge taken in the first quarter ended March 31, 2002.

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

        The maximum liability under the Reinsurance Agreement of $28 million was reported as part of loss on assets held for sale as of June 30, 2001, since this was our best estimate of our probable obligation under this arrangement. As the reinsured claims are submitted to FHAC, the liability is reduced by the amount of claims paid. As of September 30, 2003, we have paid out $24.8 million under this agreement.

        The SPA included an indemnification obligation for all pending and threatened litigation as of the closing date and certain specific provider contract interpretation or settlement disputes. As of September 30, 2003, we have paid $5.7 million in settlements on certain indemnified items. At this time, we believe that the estimated liability related to the remaining indemnified obligations on any pending or threatened litigation and the specific provider contract disputes will not have a material impact on the financial condition of the Company.

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

        The true-up process has not been finalized, and we do not have sufficient information regarding the true-up adjustments to assess probability or estimate any adjustment to the recorded loss on the sale of the Plan as of September 30, 2003.

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

Pharmacy Benefit Services Agreement

        Effective April 1, 2003, we entered into an amendment to modify an existing ten-year pharmacy benefit services agreement that we had entered into in February 1999 with an external third-party service provider (the "Pharmacy Benefit Services Agreement"). The amendment provides for the termination of certain service and performance provisions of the Pharmacy Benefit Services Agreement and the modification of certain other service and performance provisions of the Pharmacy Benefit Services Agreement. In consideration for the agreements set forth in the amendment, we paid approximately $11.5 million in May 2003 (the Amendment Payment) to the external third-party service provider. As part of the original set of transactions with this external third-party service provider, in which we sold our non-affiliate health plan pharmacy benefit management operations, we were issued a warrant to acquire 800,000 shares of common stock (as adjusted for stock splits) of the external third-party service provider. The external third-party service provider also agreed under the amendment to honor the original terms and conditions of the warrant agreement entered into as part of the consideration for the sale of our non-affiliate pharmacy benefit management operations to them in February 1999. Of the 800,000 shares for which the warrant is exercisable, 640,000 were vested as of April 1, 2003. In April 2003, we exercised the vested portion of the warrants. Following a 30-day holding period, we sold the underlying common stock for a gain of approximately $11.5 million. We recorded the Amendment Payment as well as the gain realized on the sale of the underlying common stock in G&A expenses in May 2003. The remaining 160,000 shares are scheduled to vest on April 1, 2004. Under the amendment, we may terminate the Pharmacy Benefit Services Agreement on April 1, 2004, subject to certain termination provisions.

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

        On September 2, 2003, we terminated the Pharmacy Benefit Services Agreement effective April 1, 2004. Concurrent with this termination, we entered into a new three-year agreement with this external third-party service provider for it to provide pharmacy claims processing services for all of our health plans beginning April 1, 2004. As a result of terminating the Pharmacy Benefit Services Agreement, on or about April 1, 2004, we shall pay a termination fee equal to the gain realized on the exercise and sale of the remaining 160,000 shares of common stock of the external third-party service provider scheduled to vest on April 1, 2004. We have estimated the termination fee at $5.8 million as of September 30, 2003, an amount equal to the fair value of the remaining 160,000 shares exercisable under the warrant agreement. We recorded the termination fee as well as the estimated fair value of the remaining shares exercisable under the warrant agreement in G&A expenses in September 2003. We may terminate the new pharmacy claims processing services agreement prior to April 1, 2007, subject to certain termination provisions which include a termination fee of $3.6 million.

Assets Held for Sale

        During the third quarter ended September 30, 2002, we entered into an agreement, subject to certain contingency provisions, to sell a corporate facility building in Trumbull, Connecticut. Accordingly, pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we recorded a pretax estimated loss of $2.4 million on assets held for sale consisting entirely of non-cash write-downs of building and building improvements. The carrying value of these assets after the write-downs was $7.9 million as of September 30, 2002. During the third quarter ended September 30, 2003, negotiations on the sale agreement were terminated. We continue to actively market this corporate facility building. This corporate facility building is not being used in our operations.

5. ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

Asset Impairments

        During the third quarter ended September 30, 2002, pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), we evaluated the carrying value of our investments available for sale in CareScience, Inc. The common stock of CareScience, Inc. was consistently trading below $1.00 per share since early September 2002 and was at risk of being delisted. As a result, we determined that the decline in the fair value of CareScience's common stock was other than temporary. The fair value of these investments was determined based on quotations available on a securities exchange registered with the SEC as of September 30, 2002. Accordingly, we recognized a pretax $3.6 million write-down in the carrying value of these investments which was classified as asset impairment and restructuring charges for the third quarter ended September 30, 2002. Subsequent to the write-down, our new cost basis in our investment in CareScience, Inc. was $2.6 million as of September 30, 2002. During the third quarter ended September 30, 2003, CareScience, Inc. agreed to be acquired by another company. As part of the tender offer, we sold our remaining investment in CareScience, Inc. and recognized a $3.0 million gain on the sale. This gain is included in net investment income in our accompanying condensed consolidated statements of operations for the third quarter and nine months ended September 30, 2003. Our holdings in CareScience, Inc. had been included in investments-available for sale on the accompanying condensed consolidated balance sheets.

        Pursuant to SFAS No. 115 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures," we evaluated the carrying value of our investments in convertible preferred stock and subordinated notes of AmCareco, Inc. arising from a previous divestiture of health plans in Louisiana, Oklahoma and Texas in 1999. Since August 2002, authorities in these states have taken various actions, including license denials and liquidation-related processes, that have caused us to determine that the carrying value of these assets is no longer recoverable. Accordingly, we wrote off the total carrying value of our investment of $7.1 million which was included as a charge in asset impairment and restructuring charges for the third quarter ended September 30, 2002. Our investment in AmCareco had been included in other noncurrent assets on the accompanying condensed consolidated balance sheets.

Restructuring Charges

        As part of our ongoing G&A expense reduction efforts, during the third quarter of 2001, we finalized a formal plan (the 2001 Plan) to reduce operating and administrative expenses for all business units within the Company. In connection with the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative, financial and technology functions. We recorded pretax restructuring charges of $79.7 million during the third quarter ended September 30, 2001 (the 2001 Charge). As of September 30, 2002, we had completed the 2001 Plan and recorded a modification of $1.5 million to reflect an increase in the severance and related benefits in connection with the 2001 Plan from the initial amount included in the 2001 Charge.

6. STOCK REPURCHASE PROGRAM

        In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock under our stock repurchase program. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock under our stock repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of September 30, 2003, we had repurchased 15,796,455 shares of our Class A Common Stock under our stock repurchase programs for aggregate consideration of approximately $421 million (approximately 3.2 million and 9.1 million shares of common stock were repurchased during the third quarter and nine months ended September 30, 2003, respectively) before taking into account exercise proceeds and tax benefits from the exercise of employee stock options. During 2002, we received approximately $48 million in cash and $18 million in tax benefits as a result of option exercises.

        During the nine months ended September 30, 2003, we received approximately $29 million in cash and recognized $9 million in tax benefits as a result of option exercises. For the three months ended December 31, 2003, we expect to receive approximately $28 million in cash and $15 million in tax benefits from estimated option exercises during the remainder of the year. As a result of the $66 million (in 2002), $38 million (in the first nine months ended September 30, 2003) and $43 million (estimated for the three months ended December 31, 2003) in realized and estimated benefits, our total authority under our stock repurchase program is estimated at $597 million based on the authorization we received from our Board of Directors to repurchase up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options).

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

        On March 3, 2000, the California Department of Insurance seized BIG and Superior's other California insurance subsidiaries. On April 26, 2000, Superior filed for bankruptcy. Two days later, Superior filed its lawsuit against us, FHC and M&R. Superior alleged in the lawsuit that:

  •
  the BIG transaction was a fraudulent transfer under federal and California bankruptcy laws in that Superior did not receive reasonably equivalent value for the $285 million in consideration paid for BIG;

  •
  we, FHC and M&R defrauded Superior by making misstatements as to the adequacy of BIG's reserves;

  •
  Superior was entitled to rescind its purchase of BIG;

  •
  Superior was entitled to indemnification for losses it allegedly incurred in connection with the BIG transaction;

  •
  FHC breached the stock purchase agreement relating to the sale of BIG; and

  •
  we and FHC were guilty of California securities laws violations in connection with the sale of BIG.

        Superior sought $300 million in compensatory damages, unspecified punitive damages and the costs of the action, including attorneys' fees and, during discovery, offered testimony as to various damages claims ranging as high as $408 million plus unspecified amounts of punitive damages.

        On October 22, 2003, we entered into an agreement with SNTL Litigation Trust, successor-in-interest to Superior, to settle all outstanding claims under the Superior National Insurance Group, Inc. v. Foundation Health Corporation, et. al. litigation. As part of the settlement agreement, we agreed to pay the SNTL Litigation Trust $137 million.

        Following the announcement of the settlement, we were informed that Capital Z Financial Services Fund II, L.P. and certain related parties (referred to collectively as Cap Z) had filed suit against us in the Supreme Court of the State of New York, County of New York (case index number 03 603375), asserting claims arising out of the same BIG transaction that is covered by the settlement agreement with the SNTL Litigation Trust, notwithstanding that Cap Z previously had participated as a creditor in the Superior bankruptcy and is a beneficiary of the SNTL Litigation Trust. The Cap Z complaint alleges at least $250 million in damages and seeks unspecified punitive damages and the costs of the action, including attorneys' fees. Cap Z has not yet served its complaint on us, however, Cap Z's attorneys have advised us that we may be served imminently. We and the SNTL Litigation Trust are revising the settlement agreement. The revised agreement will, among other things, require the Trust to obtain bankruptcy court approval of the revised settlement agreement and provide for a reduction in the amount payable to the SNTL Litigation Trust.

        In the event Cap Z decides to pursue its lawsuit against us, we intend to defend ourselves vigorously. Should Cap Z pursue its lawsuit, the final outcome cannot be determined at this time.

Based on the information we have to date, we believe that the final outcome would not have a material adverse effect upon our results of operations or financial condition; however, our belief regarding the likely outcome could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition.

FPA MEDICAL MANAGEMENT, INC.

        Since May 1998, several complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. (FPA) at various times between February 3, 1997 and May 15, 1998. The complaints name as defendants FPA, certain of FPA's auditors, us and certain of our former officers, and were filed in the following courts: United States District Court for the Southern District of California; United States Bankruptcy Court for the District of Delaware; and California Superior Court in the County of San Diego. The complaints allege that we and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between us and FPA, about FPA's business and about our 1997 sale of FPA common stock held by us. All claims against our former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. In early 2000, we filed a motion to dismiss all claims asserted against us in the consolidated federal class actions but have not formally responded to the other complaints. That motion has been withdrawn without prejudice and the cases have been settled without calling for any payment from us or our insurer. The United States District Court for the Southern District of California granted final approval to the settlement on October 14, 2003. Except as described below, all outstanding claims by FPA against the company have been resolved.

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

IN RE MANAGED CARE LITIGATION

        The Judicial Panel on Multidistrict Litigation (JPML) has transferred various class action lawsuits against managed care companies, including us, to the United States District Court for the Southern District of Florida for coordinated or consolidated pretrial proceedings in In re Managed Care Litigation, MDL 1334. This proceeding is divided into two tracks, the subscriber track, which includes actions brought on behalf of health plan members, and the provider track, which includes suits brought on behalf of health care providers. As described below, each of the subscriber track actions against Health Net-affiliated entities has been dismissed with prejudice, either pursuant to a settlement agreement or on the merits, and the subscriber track has been closed.

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

        On September 19, 2003, the Court dismissed the fourth and final subscriber track action involving us, The State of Connecticut v. Physicians Health Services of Connecticut, Inc. (filed in the District of Connecticut on September 7, 2000), on grounds that the State of Connecticut lacks standing to bring the ERISA claims asserted in the complaint. That same day, the Court ordered that the subscriber track is closed "in light of the dismissal of all cases in the Subscriber Track."

Provider Track

        The provider track includes the following actions involving us: Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on August 17, 2000 as an amendment to a suit filed in the Southern District of Mississippi), California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. (filed in the Northern District of California in May 2000), Klay v. Prudential Ins. Co. of America, et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on February 22, 2001 as an amendment to a case filed in the Northern District of California), Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Lynch v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Sutter v. Health Net of the Northeast, Inc. (D. N.J.) (filed in New Jersey state court on April 26, 2002), Medical Society of New Jersey v. Health Net, Inc., et al., (D. N.J.) (filed in New Jersey state court on May 8, 2002), and Knecht v. Cigna, et al. (including Health Net, Inc.) (filed in the District of Oregon in May 2003).

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

        On November 20, 2002, the Eleventh Circuit granted the defendants' petition for review of the district court's certification decision. Oral argument on defendants' appeal of the class certification decision took place before the Eleventh Circuit on September 11, 2003.

        On August 21, 2003, the District Court ordered that "[a]ll Provider Track tag-along cases are hereby stayed until ten calendar days after the Court issues its omnibus opinions on the Main Track motions to compel arbitration and motions to dismiss. At such time, the Court will set briefing schedules for all tag-along motions to compel arbitration and motions to dismiss." The Court heard oral argument on defendant's motions to compel arbitration in the lead provider track action on August 14, 2003 and heard oral argument on defendant's motions to dismiss in the lead provider track case on August 19, 2003. On September 15, 2003, the District Court entered an order in the lead action granting in part and denying in part the motions to compel arbitration. In this order, the Court ruled that certain claims must be arbitrated and that others may proceed in court. The defendants, including Health Net, are appealing portions of the Court's order denying their motions to compel arbitration.

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

        The CSMS case was originally brought in Connecticut state court against Physicians Health Services of Connecticut, Inc. (PHS-CT) alleging violations of the Connecticut Unfair Trade Practices Act. The complaint alleges that PHS-CT engaged in conduct that was designed to delay, deny, impede and reduce lawful reimbursement to physicians who rendered medically necessary health care services to PHS-CT health plan members. The complaint, which is similar to others filed against us and other managed care companies, seeks declaratory and injunctive relief. On March 13, 2001, the Company removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the federal District Court of Connecticut consolidated this action and Lynch v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint. In August 2003, the MDL 1334 Court denied without prejudice CSMS's motion to remand.

        The Lynch case was also originally filed in Connecticut state court. This case was brought by J. Kevin Lynch, M.D. and Karen Laugel, M.D. purportedly on behalf of physician members of the Connecticut State Medical Society who provide health care services to PHS-CT health plan members pursuant to provider service contracts. The complaint alleges that PHS-CT engaged in improper, unfair and deceptive practices by denying, impeding and/or delaying lawful reimbursement to physicians. The complaint seeks declaratory and injunctive relief and damages. On March 13, 2001, we removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the case was consolidated as described above. PHS-CT has not yet responded to the complaint. On July 24, 2003, PHS-CT moved to compel to arbitration the claims of plaintiffs Lynch and Laugel. In August 2003, the MDL 1334 Court denied without prejudice plaintiffs' motion to remand.

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

        Plaintiff alleges that the defendants engage in unfair and deceptive acts and practices which are designed to delay, deny, impede and reduce compensation to physicians. The complaint seeks unspecified damages and sets forth various causes of action under New Jersey law. On May 22, 2002, the New Jersey state court severed the action into five separate cases. On May 24, 2002, Health Net of the Northeast removed the case against it to federal court. Plaintiff moved to remand, which motion was denied without prejudice. On July 18, 2002, the JPML transferred this action to MDL 1334 for coordinated or consolidated pretrial proceedings. On September 23, 2002, plaintiff filed in the MDL proceeding a motion to remand to state court. On July 24, 2003, the Health Net defendants moved to compel to arbitration the claims of plaintiff Sutter. In August 2003, the MDL 1334 Court denied plaintiff Sutter's motion to remand.

        On May 8, 2002, the Medical Society of New Jersey filed a complaint in New Jersey state court against us and our subsidiaries, Health Net of the Northeast, Inc., First Option Health Plan of New Jersey, Inc., and Health Net of New Jersey, Inc. (the Health Net defendants). Plaintiff brought this action on its own behalf and purportedly on behalf of its physician members and alleges that the Health Net defendants engage in practices which are designed to delay, deny, impede and reduce compensation to physicians. Plaintiff has requested declaratory and injunctive relief and has set forth causes of action for violation of public policy, violations of the New Jersey Consumer Fraud Act, violations of the Healthcare Information Networks and Technologies Act (the HINT Act) and tortious interference with prospective economic relations. On June 14, 2002, the Health Net defendants removed this case to federal court. On July 3, 2002, the Health Net defendants filed a motion to stay this action pending ruling by the JPML on whether to transfer this case to MDL 1334. On July 15, 2002, plaintiff filed a motion in the New Jersey District Court to remand this case to state court. On August 2, 2002, the JPML transferred this case to MDL 1334 for coordinated or consolidated pretrial proceedings. In August 2003, the MDL 1334 Court denied without prejudice CSMS's motion to remand.

        The Knecht case was originally brought in the United States District Court for the District of Oregon in May 2003 by five individual chiropractors, a chiropractic clinic, and a professional association of about 130 chiropractors in Arizona against us and several other managed care organizations. The plaintiffs have brought this action on their own behalf and putatively on behalf of a nationwide class of non-medical and non-osteopathic chiropractors. The Knecht plaintiffs allege that each defendant has engaged in a "common scheme" to deny, delay, and diminish the payments due to chiropractors. Plaintiffs contend that the defendants' alleged practices constitute RICO and state prompt pay violations and give rise to common law claims, including breach of contract and constructive contract/unjust enrichment. Plaintiffs seek unspecified treble damages, declaratory and injunctive relief, and attorneys' fees.

        On October 17, 2003, a suit was filed in the United States District for the Southern District of Florida against us and several other managed care organizations by two individual podiatrists, three podiatric associations and a chiropractic association. The plaintiffs have brought this action on their own behalf and putatively on behalf of a nationwide class of similarly situated health care providers. The plaintiffs allege that each defendant has been engaged in a "common scheme" to deny, delay, and diminish payments due to health care providers. Plaintiffs contend that the defendants' alleged practices constitute RICO, ERISA, and state prompt pay violations, and give rise to common law claims, including breach of contract and constructive contract/unjust enrichment. Plaintiffs seek unspecified treble damages, declaratory and injunctive relief and attorneys' fees. While, as noted above, this case was recently filed in the Southern District of Florida, it has not yet been transferred to Judge Federico Moreno, the judge presiding over MDL 1334.

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

8. SUBSEQUENT EVENT

Workers' Compensation Settlement Agreement

        On October 22, 2003, we entered into an agreement with SNTL Litigation Trust, successor-in-interest to Superior, to settle all outstanding claims under the Superior National Insurance Group, Inc v. Foundation Health Corporation, et. al. litigation. As described in Note 7, this litigation arose as a result of our disposition of our workers' compensation segment. As part of the settlement agreement, we agreed to pay the SNTL Litigation Trust $137 million. As further described in Note 7, the settlement agreement is being revised in order to address the lawsuit by Cap Z.

        In December 1997, we revised our strategy of maintaining a presence in the workers' compensation insurance business, adopted a formal plan to discontinue and sell our workers' compensation segment and accounted for this disposition as discontinued operations. On December 10, 1998, we completed the sale of our workers' compensation segment. We have accounted for the settlement with SNTL Litigation Trust as discontinued operations on our accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2003. We have reported the settlement agreement as an $89 million loss on disposition of discontinued operations, net of a tax benefit of approximately $48 million. We have accrued $137.0 million in accounts payable and other liabilities on our accompanying condensed consolidated balance sheet as of September 30, 2003 for the settlement with the SNTL Litigation Trust. We expect to pay amounts due under the settlement agreement in the fourth quarter of 2003. Any insurance recoveries of losses or costs incurred as a result of the settlement agreement shall be classified as discontinued operations consistent with the related losses during the period in which the realization of the recovery becomes probable and estimable.

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

        We currently operate within two reportable segments: Health Plan Services and Government Contracts. Our current Health Plan Services reportable segment includes the operations of our health plans in the states of Arizona, California, Connecticut, New Jersey, New York, Oregon and Pennsylvania, the operations of our health and life insurance companies and our behavioral health, dental, vision and pharmaceutical services subsidiaries. We have approximately 3.9 million at-risk and administrative services only (ASO) members in our Health Plan Services reportable segment. Effective September 30, 2003, we withdrew our commercial health plan from the commercial market in the Commonwealth of Pennsylvania.

        Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE programs and other government contracts. The Government Contracts reportable segment administers large, multi-year managed health care government contracts. Certain components of these contracts are subcontracted to unrelated third parties. The Company administers health care programs covering approximately 1.5 million eligible individuals under TRICARE. The Company has three TRICARE contracts that collectively cover Alaska, Arkansas, California, Hawaii, Oklahoma, Oregon, Washington and parts of Arizona, Idaho, Louisiana and Texas. On August 1, 2002, the Department of Defense (DoD) issued a Request for Proposal (RFP) for the rebid of the TRICARE contracts, which we submitted in January 2003. On August 21, 2003, the DoD awarded our government contracts subsidiary, Health Net Federal Services (HNFS), the TRICARE contract for the North region. At the same time, the DoD awarded the West and South regions to two other bidders. Since this time, two bidders for the North region have filed protests of the North region award. In reaction, HNFS filed formal protests of the award for the West and South regions on September 15, 2003. We intend to vigorously defend our award of the North region; however, we also intend to protect our interests in the West and the South until our contract in the North region is no longer subject to challenge. See "Recent and Other Developments" for further information about the new contract awarded.

        Revenues from our employer services group operating segment are included in other income in our condensed consolidated statements of operations. See Note 4 to the condensed consolidated financial statements for a discussion on the sale of our employer services group subsidiary.

        Please refer to Note 3 to the condensed consolidated financial statements for a discussion of the changes to our reportable segments. We believe that our revised reportable segments presentation properly represents our chief operating decision maker's view of our financial data.

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

        We wish to caution readers that those factors, among others, could cause our actual financial or enrollment results to differ materially from those expressed in any projections, estimates or forward-looking statements relating to the Company. In addition, those factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors or other communications by us. You should not place undue reliance on any forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date thereof. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that arise after the date of this report.

Results of Operations

Consolidated Operating Results

        Our income from continuing operations for the third quarter ended September 30, 2003 was $86.6 million or $0.75 per basic share and $0.74 per diluted share, compared to income from continuing operations for the same period in 2002 of $69.0 million or $0.55 per basic and diluted share. Our income from continuing operations for the nine months ended September 30, 2003 was $229.4 million or $1.96 per basic share and $1.93 per diluted share, compared to income from continuing operations before cumulative effect of a change in accounting principle for the same period in 2002 of $192.5 million or $1.54 per basic share and $1.52 per diluted share. Our net loss for the third quarter ended September 30, 2003 was $(2.4) million, or $(0.02) per basic and diluted share, compared to net income for the same period in 2002 of $69.0 million, or $0.55 per basic and diluted share. Our net income for the nine months ended September 30, 2003 was $140.3 million, or $1.20 per basic share and $1.18 per diluted share, compared to net income for the same period in 2002 of $183.6 million, or $1.47 per basic share and $1.45 per diluted share. Included in our results for the three and nine months ended September 30, 2003 is an $89.1 million loss on settlement from disposition of discontinued operations, net of tax of $47.9 million, or $(0.77) per basic share and $(0.76) per diluted share for the three months ended September 30, 2003, as a result of our settlement agreement with SNTL Litigation Trust, successor-in-interest to Superior National Insurance Group, Inc. (Superior), to settle all outstanding claims under the Superior National Insurance Group, Inc v. Foundation Health Corporation, et. al. litigation. See Notes 7 and 8 to the condensed consolidated financial statements for further information regarding the settlement agreement with the SNTL Litigation Trust. Included in our results for the nine months ended September 30, 2002 is a cumulative effect of a change in accounting principle of $8.9 million, or $0.07 per basic and diluted share, as a result of adopting Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).

        The table below and the discussion that follows summarize our financial performance for the third quarter and nine months ended September 30, 2003 and 2002.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002(a)	2003	2002(a)
	(Amounts in thousands, except ratio and per member per month data)
REVENUES
Health plan services premiums	$2,300,807	$2,172,607	$6,795,242	$6,369,034
Government contracts	482,276	377,439	1,401,559	1,095,601
Net investment income	17,674	18,214	44,753	49,104
Other income	15,863	9,390	40,389	39,693

Total revenues	2,816,620	2,577,650	8,281,943	7,553,432

EXPENSES
Health plan services	1,890,408	1,799,629	5,640,564	5,320,285
Government contracts	464,295	366,873	1,345,386	1,063,179
General and administrative	236,903	212,446	681,043	632,106
Selling	62,562	50,843	173,998	145,555
Depreciation	13,561	17,154	43,025	45,764
Amortization	669	1,734	2,007	7,367
Interest	9,763	9,837	29,294	30,364
Asset impairment and restructuring charges	—	12,167	—	12,167
Loss on assets held for sale and sale of businesses and properties	—	2,400	—	5,000

Total expenses	2,678,161	2,473,083	7,915,317	7,261,787

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	138,459	104,567	366,626	291,645
Income tax provision	51,825	35,543	137,228	99,131

Income from continuing operations before cumulative effect of a change in accounting principle	86,634	69,024	229,398	192,514
Discontinued operations:
Loss on settlement from disposition, net of tax	(89,050)	—	(89,050)	—

Income before cumulative effect of a change in accounting principle	(2,416)	69,024	140,348	192,514
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(8,941)

Net (loss) income	$(2,416)	$69,024	$140,348	$183,573

Health plan services medical care ratio (MCR)	82.2%	82.8%	83.0%	83.5%
Government contracts cost ratio	96.3%	97.2%	96.0%	97.0%
Administrative ratio(b)	10.8%	10.5%	10.6%	10.6%
Selling costs ratio(c)	2.7%	2.3%	2.6%	2.3%
Health plan services premiums per member per month (PMPM)(d)	$203.35	$189.28	$201.23	$185.87
Health plan services PMPM(d)	$167.08	$156.78	$167.04	$155.26

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

(d)
PMPM is calculated based on total medical at-risk member months and excludes ASO member months.

Enrollment Information

        The table below summarizes our at-risk insured and ASO enrollment information as of September 30:

	2003	2002	Percent Change
	(Enrollees in Thousands)
Health Plan Services:
Commercial	2,723	2,749	(0.9)%
Medicare Risk	171	182	(6.0)%
Medicaid	856	862	(0.7)%

Continuing plans	3,750	3,793	(1.1)%
Discontinued plan (Pennsylvania)	17	40	(57.5)%

Total Health Plan Services	3,767	3,833	(1.7)%

ASO	88	72	22.2%

        Government contracts covered approximately 1.5 million eligible individuals under the TRICARE program as of September 30, 2003 and 2002. Dependents of active-duty military personnel and retirees and their dependents are automatically eligible to receive benefits under the TRICARE program.

        Commercial membership for our health plans, excluding our discontinued plan in Pennsylvania, decreased by 26,000 members or 0.9% as of September 30, 2003 compared to September 30, 2002. The decrease in the commercial membership is primarily due to exits from unprofitable large employer group accounts offset by increases in enrollment in key products and markets that we have been targeting in an effort to achieve a greater product and segment diversity. These changes have resulted in the following:

  •
  Decrease in Connecticut of 48,000 members as a result of membership decreases in our large, small and individual group HMO and POS markets due to our pricing discipline and in our small and individual group market due to aggressive pricing by one of our competitors,

  •
  Net decrease in California of 29,000 members as a result of a 125,000 member decrease in our large group HMO market. The large group membership decline is primarily the result of the loss of the California Public Employees' Retirement System (CalPERS) account effective January 1, 2003. The CalPERS account had more than 175,000 members. This loss is partially offset by an increase of 95,000 members in small and individual groups within our HMO, PPO and POS markets, offset by

  •
  Increase in New York of 26,000 members primarily in our large group POS and HMO markets due to pricing resulting from our competitive cost structure, and

  •
  Increase in Oregon of 24,000 members primarily due to the addition of two new accounts in our large group market during the second quarter ended June 30, 2003 and increases in our small and individual group PPO markets.

        Effective September 30, 2003, we withdrew our commercial health plan from the commercial market in the Commonwealth of Pennsylvania. Coverage for our members enrolled in the Federal Employee Health Benefit Plan (FEHBP) will continue until December 31, 2003 and we intend to maintain our network of providers in Pennsylvania to service our New Jersey members. As of September 30, 2003, we had approximately 17,000 members enrolled in our commercial health plan in Pennsylvania.

        Membership in the federal Medicare program decreased by 11,000 members or 6.0% as of September 30, 2003 compared to the same period in 2002. The decrease in the federal Medicare program membership is primarily due to the following:

  •
  Decrease in Arizona of 2,000 members due to changes in benefit levels,

  •
  Decrease in California of 2,000 members due to planned exits of selected counties, and

  •
  Decrease in Pennsylvania of 3,000 members as our withdrawal from the Pennsylvania Medicare program was completed in December 2002.

        Membership in the Medicaid programs decreased by approximately 6,000 members or 0.7% as of September 30, 2003, compared to the same period in 2002, primarily due to a decrease in California of 4,000 members due to the State of California's Medicaid membership eligibility determination efforts which began during the third quarter ended September 30, 2003.

Health Plan Services Premiums

        Health Plan Services premiums increased $128.2 million or 5.9% for the third quarter ended September 30, 2003 and $426.2 million or 6.7% for the nine months ended September 30, 2003 compared to the same periods in 2002. Total health plan services premiums on a PMPM basis increased to $203.35 or 7.4% for the third quarter ended September 30, 2003 and to $201.23 or 8.3% for the nine months ended September 30, 2003 from $189.28 and $185.87, respectively, compared to the same periods in 2002. These changes are primarily due to the following:

  •
  Increase in commercial premiums of $137.3 million or 9.1% for the third quarter ended September 30, 2003 as compared to the same period in 2002 due to an 11.0% increase in premiums on a PMPM basis, partially offset by a decrease of 1.8% in member months. Commercial premiums increased by $428.6 million or 9.7% for the nine months ended September 30, 2003 compared to the same period in 2002 due to an increase of 12.8% in premiums on a PMPM basis, partially offset by a decrease of 2.8% in member months. The premium increases on a PMPM basis were in large and small groups and were observed across all states, with California and New Jersey having the largest increases ranging from 10% to 15%. The decreases in member months are primarily due to the loss of the CalPERS account in California and the loss of members in Connecticut and Pennsylvania,

  •
  Decrease in Medicaid premiums of $3.9 million or 1.3% for the third quarter ended September 30, 2003 compared to the same period in 2002 driven by a decrease in premiums on a PMPM basis, while member months slightly declined. The premium decrease in California was partially offset by increases in Connecticut and New Jersey. Medicaid premiums increased by $47.3 million or 5.7% for the nine months ended September 30, 2003 compared to the same period in 2002 driven by an increase of 4.6% in member months combined with an increase of 1% in premiums on a PMPM basis. The premium increases were seen across most states primarily due to rate increases, and

  •
  Decrease in Medicare risk premiums of $6.6 million or 1.9% for the third quarter ended September 30, 2003 compared to the same period in 2002 primarily due to a decrease of 6.3% in member months, partially offset by an increase of 4.7% in premiums on a PMPM basis. Medicare risk premiums decreased by $45.9 million or 4.2% for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to a 9.1% decrease in member months, partially offset by an increase of 5.4% in premiums on a PMPM basis. The decreases in member months are the result of our exit from certain counties in California, Arizona and Connecticut and our withdrawal from the Pennsylvania Medicare program. The increase in Medicare risk premiums was seen across all states.

Government Contracts Revenues

        Government Contracts revenues increased by $104.8 million or 27.8% for the third quarter ended September 30, 2003 and $306.0 million or 27.9% for the nine months ended September 30, 2003 as compared to the same periods in 2002 primarily due to the following:

  •
  Increase in risk sharing revenue of $51.1 million and $142.4 million for the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 from increased health care cost estimates resulting from the call-up of reservists in support of the nation's heightened military activity and an increased number of enrollees seeking care in the private sector as many military health care professionals were deployed abroad,

  •
  Increase in revenues of $53.7 million and $95.8 million for the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 due to higher base contract pricing on new option periods,

  •
  Decrease in revenues of $(5.6) million for the third quarter ended September 30, 2003 compared to the same period in 2002 and increase in revenues of $43.5 million for the nine months ended September 30, 2003 compared to the same period in 2002 from change order cost activities,

  •
  Increase in revenues of $0 and $12.3 million for the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 due to favorable bid price adjustments, and

  •
  Increase in revenues of $2.5 million for the third quarter and nine months ended September 30, 2003, as compared to the same periods in 2002 from transition services related to the new TRICARE contract for the North region.

        On August 21, 2003, the DoD announced the award to us of a new TRICARE contract for the North Region, one of three regional contracts. The North Region contract supports nearly 2.8 million participants, including 1.7 million TRICARE eligible and 1.1 million non-CHAMPUS eligible beneficiaries. Although all three awards are being protested by losing bidders (including the Company, which filed protests for the award of the West and South regions), we are proceeding, at government direction, with the transition to the new contract.

        We will end the delivery of health care under our existing Region 11 contract on May 31, 2004, our existing Region 9, 10 and 12 contract on June 30, 2004, and our existing Region 6 contract on October 31, 2004. Assuming the award protest for the North region is unsuccessful, health care delivery will begin on the new North contract on July 1, 2004 for the area that was previously Regions 2 and 5 and September 1, 2004 for the area that was previously Region 1.

        The transition out of the existing contracts and into the new contract, although having significant operational impacts, is not expected to have a material financial impact to the Company.

Net Investment Income

        Net investment income decreased by $0.5 million or 3.0% for the third quarter ended September 30, 2003 and $4.4 million or 8.9% for the nine months ended September 30, 2003 as compared to the same periods in 2002. These declines are primarily a result of continued declines in interest rates in the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The declines are partially offset by a $3.0 million gain on the sale of our investment in CareScience, Inc. During the third quarter ended September 30, 2003, CareScience, Inc. agreed to be acquired by another company. As part of the tender offer, we sold our remaining investment in CareScience, Inc. and recognized a $3.0 million gain on the sale during the third quarter ended September 30, 2003.

Other Income

        Other income is primarily comprised of revenues from our employer services group subsidiary. Other income increased by $6.5 million or 68.9% for the third quarter ended September 30, 2003 as compared to the same period in 2002 due to an increase in revenues from bill review and workers' compensation processing services from the addition of two large accounts during the third quarter ended September 30, 2003. Other income increased by $0.7 million or 1.8% for the nine months ended September 30, 2003 as compared to the same period in 2002. This increase is due to higher revenues from bill review and workers' compensation processing services, partially offset by a decrease in revenues due to the sale of our claims processing subsidiary effective July 1, 2002.

Health Plan Services Costs

        Health plan services costs increased by $90.8 million or 5.0% for the third quarter ended September 30, 2003 and $320.3 million or 6.0% for the nine months ended September 30, 2003 as compared to the same periods in 2002. Total health plan services costs on a PMPM basis increased to $167.08 or 6.6% for the third quarter ended September 30, 2003 and to $167.04 or 7.6% for the nine months ended September 30, 2003 from $156.78 and $155.26 for the same periods in 2002, respectively. These changes are primarily due to the following:

  •
  Increase in commercial health care costs of $103.1 million or 8.3% for the third quarter ended September 30, 2003 and $340.5 million or 9.3% for the nine months ended September 30, 2003 as compared to the same periods in 2002. These increases are primarily due to increases of 10.3% and 12.4% in commercial health care costs on a PMPM basis for the third quarter and nine months ended September 30, 2003, respectively, and reflect increased unit cost trends in higher hospital and physician costs, partially offset by moderating trends in pharmacy costs as compared to same periods in 2002. The increases in our commercial health care costs are partially offset by decreases of 1.8% and 2.8% in member months for the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, and

  •
  Increase in Medicaid health care costs of $0.3 million or 0.1% for the third quarter ended September 30, 2003 and $43.0 million or 6.3% for the nine months ended September 30, 2003 as compared to the same periods in 2002. The increase in physician costs were offset by decreases in hospital and pharmacy costs and a slight decrease in member months during the three months ended September 30, 2003 compared to the same period in 2002. The increase for the nine months ended September 30, 2003 is primarily due to a 4.6% increase in member months and an increase of 1.6% in health care costs on a PMPM basis, as compared to the same period in 2002 as a result of several hospitals and a pharmacy provider in California converting from capitated contracts to fee-for-service in 2003, offset by

  •
  Decrease in Medicare risk health care costs of $12.4 million or 3.8% for the third quarter ended September 30, 2003 and $63.1 million or 6.4% for the nine months ended September 30, 2003 as compared to the same periods in 2002. These decreases are primarily due to decreases of 6.3% and 9.1% in member months for the third quarter and nine months ended September 30, 2003, respectively, partially offset by increases of 2.7% and 3.1% in Medicare health care costs on a PMPM basis for the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The decrease in member months is the result of our exit from certain counties in California, Arizona and Connecticut and our withdrawal from the Pennsylvania Medicare program. The increases in health care costs on a PMPM basis are primarily in California and Arizona which experienced higher physician capitation rates and increased inpatient and outpatient utilization.

        Health Plan Services MCR decreased to 82.2% for the third quarter ended September 30, 2003 and 83.0% for the nine months ended September 30, 2003 as compared to 82.8% and 83.5% for the same periods in 2002, respectively. These decreases are primarily due to a continued focus on pricing discipline combined with pricing increases above the health care cost trend for our commercial and Medicare Risk products. In addition, we noted that the health care cost trends in our commercial, Medicare and Medicaid lines have slowed consistent with the seasonal trends of the past several years and with moderating trends in hospital and pharmacy costs. The increases in our overall Health Plan Services premiums on a PMPM basis of 7.4% and 8.3% for the third quarter and nine months ended September 30, 2003 as compared to the same periods in 2002 outpaced the increases in our overall health care costs on a PMPM basis of 6.6% and 7.6% for the third quarter and nine months ended September 30, 2003 as compared to the same periods in 2002.

        As our estimates for health care costs are based on actuarially developed estimates, incurred claims related to prior years may differ from previously estimated amounts. Cumulative prior period incurred amounts expensed during the nine months ended September 30, 2003 were less than 0.1% of the most recent 12 months incurred costs.

Government Contracts Costs

        Government Contracts costs increased by $97.4 million or 26.6% for the third quarter ended September 30, 2003 and $282.2 million or 26.5% for the nine months ended September 30, 2003 compared to the same periods in 2002, primarily due to the following:

  •
  Increases in health care cost estimates of $113.9 million and $255.9 million for the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 resulting from the call-up of reservists in support of the nation's heightened military activity and an increased number of enrollees seeking care in the private sector as many military health care professionals were deployed abroad,

  •
  Decrease of $(13.3) million for the third quarter ended September 30, 2003 compared to the same period in 2002 and increase of $33.4 million for the nine months ended September 30, 2003 compared to the same period in 2002 due to administrative and health care change order cost activities, and

  •
  Increase in transition costs of $1.5 million for the third quarter and nine months ended September 30, 2003, as compared to the same periods in 2002 from transition activities related to the new TRICARE contract for the North region, partially offset by

  •
  Decrease in administrative costs of $0 and $7.5 million for the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 attributed to cost reduction efforts.

        Government Contracts cost ratio decreased to 96.3% and 96.0% for the third quarter and nine months ended September 30, 2003, respectively, as compared to 97.2% and 97.0% for the same periods in 2002. The improvements are primarily due to higher pricing on new option periods and favorable bid price adjustments.

G&A Costs

        G&A costs increased by $24.5 million or 11.5% for the third quarter ended September 30, 2003 and $48.9 million or 7.7% for the nine months ended September 30, 2003 as compared to the same periods in 2002. The administrative expense ratio increased to 10.8% for the third quarter ended September 30, 2003 as compared to 10.5% for the same period in 2002. These increases reflect continued investment in our operations and systems consolidation projects. In addition, we recorded an additional allowance of $3.4 million on a note received from the divestiture of two hospitals in 1999. The note went into default on August 31, 2003 and is fully reserved as of September 30, 2003. We are in the process of trying to restructure the note and are making continued efforts to collect all outstanding principal and interest due on the note. See Note 4 to the condensed consolidated financial statements. The administrative expense ratio remained the same at 10.6% for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase of 7.7% in G&A costs outpaced the increase in health plan services premium revenues of 6.7% for the nine months ended September 30, 2003.

Selling Costs

        Selling costs consist of broker commissions paid to brokers and agents and sales incentives paid to our sales associates. During the fourth quarter ended December 31, 2002, we separated selling costs from G&A expenses to better reflect the shift in our commercial health plan mix from large group to small group, which generally has higher selling costs. The selling costs ratio increased to 2.7% and 2.6% for the third quarter and nine months ended September 30, 2003, respectively, compared to 2.3% for the same periods in 2002. These increases reflect the continued shift of our commercial health plan mix to small group with its higher selling costs.

Amortization and Depreciation

        Amortization and depreciation expense decreased by $4.7 million or 24.7% for the third quarter ended September 30, 2003 and $8.1 million or 15.2% for the nine months ended September 30, 2003 as compared to the same periods in 2002. These decreases are primarily due to the following:

  •
  Decrease in amortization expense of $1.1 million and $5.4 million for the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 due to certain intangible assets reaching the end of their useful lives and thus becoming fully amortized,

  •
  Decrease in depreciation expense of $2.8 million and $8.6 million for the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 from the assets impaired during the fourth quarter ended December 31, 2002 as a result of our systems consolidation project,

  •
  Decrease in depreciation expense of $2.0 million for the third quarter and nine months ended September 30, 2003 due to accelerated depreciation of certain assets based on revised useful lives in the third quarter ended September 30, 2002,

  •
  Decrease in depreciation expense of $0.4 million for the third quarter ended September 30, 2003 and an increase in depreciation expense of $1.9 million for the nine months ended September 30, 2003 as compared to the same periods in 2002 due to asset retirements, net of additional investments in IT assets, and

  •
  Increase of $1.6 million and $6.0 million for the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 from the accelerated depreciation of certain capitalized software as a result of our systems consolidation project.

Interest Expense

        Interest expense decreased by $0.1 million or 0.8% for the third quarter ended September 30, 2003 and $1.1 million or 3.5% for the nine months ended September 30, 2003 as compared to the same periods in 2002. During the third quarter ended September 30, 2002, we repaid the entire outstanding revolving credit facility balance of $120 million. This repayment has resulted in the decreases in our interest expense for the third quarter and nine months ended September 30, 2003 as compared to the same periods in 2002.

Asset Impairments

        During the third quarter ended September 30, 2002, pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), we evaluated the carrying value of our investments available for sale in CareScience, Inc. The common stock of CareScience, Inc. was consistently trading below $1.00 per share since early September 2002 and was at risk of being delisted. As a result, we determined that the decline in the fair value of CareScience's common stock was other than temporary. The fair value of these investments was determined based on quotations available on a securities exchange registered with the SEC as of September 30, 2002. Accordingly, we recognized a pretax $3.6 million write-down in the carrying value of these investments which was classified as asset impairment and restructuring charges for the third quarter ended September 30, 2002. Subsequent to the write-down, our new cost basis in our investment in CareScience, Inc. was $2.6 million as of September 30, 2002. During the third quarter ended September 30, 2003, CareScience, Inc. agreed to be acquired by another company. As part of the tender offer, we sold our remaining investment in CareScience, Inc. and recognized a $3.0 million gain on the sale. This gain is included in net investment income in our condensed consolidated statements of operations. Our holdings in CareScience, Inc. had been included in investments-available for sale on the accompanying condensed consolidated balance sheets.

        Pursuant to SFAS No. 115 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures," we evaluated the carrying value of our investments in convertible preferred stock and subordinated notes of AmCareco, Inc. arising from a previous divestiture of health plans in Louisiana, Oklahoma and Texas in 1999. Since August 2002, authorities in these states have taken various actions, including license denials and liquidation-related processes, that have caused us to determine that the carrying value of these assets is no longer recoverable. Accordingly, we wrote off the total carrying value of our investment of $7.1 million which was included as a charge in asset impairment and restructuring charges for the third quarter ended September 30, 2002. Our investment in AmCareco had been included in other noncurrent assets on the accompanying condensed consolidated balance sheets.

Restructuring Charges

        As part of our ongoing G&A expense reduction efforts, during the third quarter of 2001, we finalized a formal plan (the 2001 Plan) to reduce operating and administrative expenses for all business units within the Company. In connection with the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative, financial and technology functions. We recorded pretax restructuring charges of $79.7 million during the third quarter ended September 30, 2001 (the 2001 Charge). As of September 30, 2002, we had completed the 2001 Plan and recorded a modification of $1.5 million to reflect an increase in the severance and related benefits in connection with the 2001 Plan from the initial amount included in the 2001 Charge.

Loss on Assets Held for Sale

        During the third quarter ended September 30, 2002, we entered into an agreement, subject to certain contingency provisions, to sell a corporate facility building in Trumbull, Connecticut. Accordingly, pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we recorded a pretax $2.4 million estimated loss on assets held for sale consisting entirely of non-cash write-downs of building and building improvements. The carrying value of these assets after the write-downs was $7.9 million as of September 30, 2002. During the third quarter ended September 30, 2003, negotiations on the sale agreement were terminated. We continue to actively market this corporate facility building. This corporate facility building is not being used in our operations.

        Effective July 1, 2002, we sold our claims processing subsidiary, EOS Claims Services, Inc. (EOS Claims), to Tristar Insurance Group, Inc. (Tristar). In connection with the sale, we received $500,000 in cash, and also entered into a Payor Services Agreement. Under the Payor Services Agreement, Tristar has agreed to exclusively use EOS Managed Care Services, Inc. for various managed care services provided to its customers and clients. We estimated and recorded a $2.6 million pretax loss on the sale of EOS Claims during the second quarter ended June 30, 2002.

        EOS Claims, excluding the $2.6 million pretax loss on sale, had total revenues of $7.2 million for the nine months ended September 30, 2002, and income before income taxes and cumulative effect of a change in accounting principle of $0.1 million for the nine months ended September 30, 2002.

Income Tax Provision

        The effective income tax rate was 37.4% for the third quarter and nine months ended September 30, 2003, compared with 34.0% for the same periods in 2002. The increases in the effective tax rates are primarily due to the reduction in the tax benefit associated with tax return examination settlements in the current year compared to prior year which was partially offset by a tax law change in New York which changed the treatment of certain tax payments to premium taxes (included in G&A for the third quarter and nine months ended September 30, 2003) from income tax expense.

        The effective tax rates differed from the statutory federal tax rate of 35.0% due primarily to state income taxes offset by tax return examination settlements.

Loss on Settlement from Disposition of Discontinued Operations

        On October 22, 2003, we entered into an agreement with SNTL Litigation Trust, successor-in-interest to Superior, to settle all outstanding claims under the Superior National Insurance Group, Inc v. Foundation Health Corporation, et. al. litigation. As described in Note 7 to the condensed consolidated financial statements, this litigation arose as a result of our disposition of our workers' compensation segment. As part of the settlement agreement, we agreed to pay the SNTL Litigation Trust $137 million. As further described in Note 7 to the condensed consolidated financial statements and "Recent and Other Developments—Workers' Compensation Settlement Agreement," the settlement agreement is being revised in order to address the lawsuit by Cap Z.

        In December 1997, we revised our strategy of maintaining a presence in the workers' compensation insurance business, adopted a formal plan to discontinue and sell our workers' compensation segment and accounted for this disposition as discontinued operations. On December 10, 1998, we completed the sale of our workers compensation segment. We have accounted for the settlement with SNTL Litigation Trust as discontinued operations on our condensed consolidated statements of operations for the three and nine months ended September 30, 2003. We have reported the settlement agreement as an $89 million loss on disposition of discontinued operations, net of a tax benefit of approximately $48 million. We have accrued $137.0 million in accounts payable and other liabilities on our condensed consolidated balance sheet as of September 30, 2003 for the settlement with the SNTL Litigation Trust. We expect to pay amounts due under the settlement agreement in the fourth quarter of 2003. We expect to fund the payment from proceeds from the sales of our dental, vision and employer services group subsidiaries and cash from operations. Any insurance recoveries of losses or costs incurred as a result of the settlement agreement shall be classified as discontinued operations consistent with the related losses during the period in which the realization of the recovery becomes probable and estimable.

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

        We identified the following six reporting units within our businesses: Health Plans, Government Contracts, Behavioral Health, Dental/Vision, Subacute and Employer Services Group. In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units upon adoption of this Standard. We used an independent third-party professional services firm with knowledge and experience in performing fair value measurements to assist us in the impairment testing and measurement process. As a result of these impairment tests, we identified goodwill impairment at our behavioral health subsidiary and at our employer services group subsidiary in the amounts of $3.5 million and $5.4 million, respectively. Accordingly, we recorded an impairment charge of goodwill of $8.9 million, net of tax benefit of $0, which has been reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the first quarter ended March 31, 2002.

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

        Various federal and state legislative initiatives regarding the health care industry continue to be proposed during legislative sessions. If further health care reform or similar legislation is enacted, such legislation could impact the Company. Management cannot at this time predict whether any such initiative will be enacted and, if enacted, the impact it would have on the financial condition or results of operations of the Company.

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

        In 2001, the United States Senate and House of Representatives passed separate bills, sometimes referred to as "patients' rights" or "patients' bill of rights" legislation, that sought, among other things, to hold health plans liable for claims regarding health care delivery and improper denial of care. This legislation would have removed or limited federal preemption under the Employee Retirement Income Security Act of 1974 (ERISA) that currently precludes most individuals from suing health plans for causes of action based upon state law and would enable plan members to challenge coverage and benefits decisions in state and federal courts. Although both bills provided for independent review of decisions regarding medical care, the bills differed on the circumstances and procedures under which lawsuits could be brought against managed care organizations and the scope of their liability. Congress did not ultimately enact legislation based on the 2001 bills and adjourned in 2002 without reconciling the two bills. Similar bills were introduced in both houses of Congress in 2003. If patients' bill of rights legislation is enacted into law, we could be subject to significant additional litigation risk and regulatory compliance costs, which could be costly to us and could have a significant adverse effect on our results of operations. Although we could attempt to mitigate our ultimate exposure to litigation and regulatory compliance costs through, among other things, increases in premiums, there can be no assurance that we would be able to mitigate or cover the costs stemming from litigation arising under patients' bill of rights legislation or the other costs that we could incur in connection with complying with patients' bill of rights legislation.

LIQUIDITY AND CAPITAL RESOURCES

        The Company believes that cash from operations, existing working capital, lines of credit and funds from any potential divestitures of business are adequate to fund existing obligations, introduce new products and services and continue to develop health care-related businesses. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through additional debt or equity, the sale of investment securities or otherwise, as appropriate.

        The Company's investment objective is to maintain safety and preservation of principal by investing in high-quality, investment grade securities while maintaining liquidity in each portfolio sufficient to meet the Company's cash flow requirements and attaining the highest total return on invested funds.

        Government health care receivables are best estimates of payments that are ultimately collectible or payable. Since these amounts are subject to government audit, negotiation and appropriations, amounts ultimately collected may vary significantly from current estimates. Additionally, the timely collection of these receivables is also impacted by government audit and negotiation and could extend for periods beyond a year. Amounts receivable under government contracts were $135.6 million and $78.4 million as of September 30, 2003 and December 31, 2002, respectively.

Operating Cash Flows

        Net cash provided by operating activities was $191.4 million for the nine months ended September 30, 2003 as compared to $237.5 million for the same period in 2002. The decrease in operating cash flows of $46.0 million was primarily due to the following:

  •
  Net decrease in cash flows from reserves and other settlements of $59.1 million. This decrease reflects higher incurred claims payout and decreases in claims inventories,

  •
  Net decrease in cash flows from other assets of $39.5 million, primarily due to the continued stabilization of the pharmacy rebate receivable level, that were previously collected in the nine months ended September 30, 2002, partially offset by

  •
  Net increase in cash flows from amounts receivable/payable under government contracts of $12.8 million, primarily due to higher payables partially offset by increased risk sharing,

  •
  Net increase of $28.4 million in cash flow from A/P and other liabilities due to the timing of payments and

  •
  Net increase in net income plus amortization, depreciation and other net non-cash charges including loss on settlement from disposition of discontinued operations of $16.4 million.

Investing Activities

        Net cash used in investing activities was $73.0 million for the nine months ended September 30, 2003 as compared to $94.7 million for the same period in 2002. The increase in cash flow of $21.7 million is due to an increase in maturities of available for sale securities primarily driven by an increase in called or prepaid security holdings due to a decline in interest rates.

Financing Activities

        Net cash used in financing activities was $232.2 million for the nine months ended September 30, 2003 as compared to $225.3 million for the same period in 2002. Under our stock repurchase program, we repurchased 9,126,855 shares of our common stock for $257.6 million during the nine months ended September 30, 2003, compared to 3,162,300 shares for $74.2 million during the same period in 2002. We paid down the entire outstanding balance of our revolving credit facility as of December 31, 2002. Accordingly, the repayment of our credit facility decreased by $189 million, net of $50 million in borrowings, during the nine months ended September 30, 2003 as compared to the same period in 2002.

        In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of the Company's Class A Common Stock under our stock repurchase program. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock under our stock repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. We use cash flows from operations to fund the share repurchases.

        During 2002, we received approximately $48 million in cash and $18 million in tax benefits as a result of option exercises. During the nine months ended September 30, 2003, we received approximately $29 million in cash and recognized $9 million in tax benefits as a result of option exercises. For the three months ended December 31, 2003, we expect to receive approximately $28 million in cash and $15 million in tax benefits from estimated option exercises during the remainder of the year. As a result of the $66 million (in 2002), $38 million (in the first nine months ended September 30, 2003) and $43 million (estimated for the three months ended December 31, 2003) in realized and estimated benefits, our total authority under our stock repurchase program is estimated at $597 million based on the authorization we received from our Board of Directors to repurchase up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options). As of November 10, 2003, we repurchased 15,796,455 shares at an average price of $26.67 per share pursuant to our stock repurchase program.

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

        The credit agreements contain negative covenants, including financial covenants, that impose restrictions on our operations. As of September 30, 2003, we were in compliance with the covenants of the credit facilities.

Operating Leases and Other Commitments

        We lease office space under various operating leases. In addition, we have entered into long-term service agreements with third parties. As of September 30, 2003, there are six years remaining on these service agreements with minimum future commitments totaling $46.0 million. These lease and service agreements are cancelable with substantial penalties.

        Effective April 1, 2003, we entered into an amendment to modify an existing ten-year pharmacy benefit services agreement that we had entered into in February 1999 with an external third-party service provider (the "Pharmacy Benefit Services Agreement"). The amendment provides for the termination of certain service and performance provisions of the Pharmacy Benefit Services Agreement and the modification of certain other service and performance provisions of the Pharmacy Benefit Services Agreement. In consideration for the agreements set forth in the amendment, we paid approximately $11.5 million in May 2003 (the Amendment Payment) to the external third-party service provider. As part of the original set of transactions with this external third-party service provider, in which we sold our non-affiliate health plan pharmacy benefit management operations, we were issued a warrant to acquire 800,000 shares of common stock (as adjusted for stock splits) of the external third-party service provider. The external third-party service provider also agreed under the amendment to honor the original terms and conditions of the warrant agreement entered into as part of the consideration for the sale of our non-affiliate pharmacy benefit management operations to them in February 1999. Of the 800,000 shares for which the warrant is exercisable, 640,000 were vested as of April 1, 2003. In April 2003, we exercised the vested portion of the warrants. Following a 30-day holding period, we sold the underlying common stock for a gain of approximately $11.5 million. We recorded the Amendment Payment as well as the gain realized on the sale of the underlying common stock in G&A expenses in May 2003. The remaining 160,000 shares are scheduled to vest on April 1, 2004. Under the amendment, we may terminate the Pharmacy Benefit Services Agreement on April 1, 2004, subject to certain termination provisions.

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

        On September 2, 2003, we terminated the Pharmacy Benefit Services Agreement effective April 1, 2004. Concurrent with this termination, we entered into a new three-year agreement with this external third-party service provider for it to provide pharmacy claims processing services for all of our health plans beginning April 1, 2004. As a result of terminating the Pharmacy Benefit Services Agreement, on or about April 1, 2004 we shall pay a termination fee equal to the gain realized on the exercise and sale of the remaining 160,000 shares of common stock of the external third-party service provider scheduled to vest on April 1, 2004. We have estimated the termination fee at $5.8 million as of September 30, 2003, an amount equal to the fair value of the remaining 160,000 shares exercisable under the warrant agreement. We recorded the termination fee as well as the estimated fair value of the remaining shares exercisable under the warrant agreement in G&A expenses in September 2003. We may terminate the new pharmacy claims processing services agreement prior to April 1, 2007, subject to certain termination provisions which include a termination fee of $3.6 million.

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

        Our future minimum commitments for operating leases and service agreements are as follows (amounts in thousands):

2003 (excluding January—September)	$16,170
2004	64,279
2005	43,718
2006	40,567
2007	28,431
Thereafter	86,760

Total minimum commitments	$279,925

Recent and Other Developments

Workers' Compensation Settlement Agreement

        On October 22, 2003, we entered into an agreement with SNTL Litigation Trust, successor-in-interest to Superior, to settle all outstanding claims under the Superior National Insurance Group, Inc v. Foundation Health Corporation, et. al. litigation. As described in Note 7 to the condensed consolidated financial statements, this litigation arose as a result of our disposition of our workers' compensation segment. As part of the settlement agreement, we agreed to pay the SNTL Litigation Trust $137 million. As further described in Note 7 to the condensed consolidated financial statements, the settlement agreement is being revised in order to address the lawsuit by Cap Z.

        In December 1997, we revised our strategy of maintaining a presence in the workers' compensation insurance business, adopted a formal plan to discontinue and sell our workers' compensation segment and accounted for this disposition as discontinued operations. On December 10, 1998, we completed the sale of our workers' compensation segment. We have accounted for the settlement with SNTL Litigation Trust as discontinued operations on our condensed consolidated statements of operations for the three and nine months ended September 30, 2003. We have reported the settlement agreement as an $89 million loss on disposition of discontinued operations, net of a tax benefit of approximately $48 million. We have accrued $137.0 million in accounts payable and other liabilities on our condensed consolidated balance sheet as of September 30, 2003 for the settlement with the SNTL Litigation Trust. We expect to pay amounts due under the settlement agreement in the fourth quarter of 2003. We expect to fund the payment from proceeds from the sales of our dental, vision and employer services group subsidiaries and cash from operations. Any insurance recoveries of losses or costs incurred as a result of the settlement agreement shall be classified as discontinued operations consistent with the related losses during the period in which the realization of the recovery becomes probable and estimable.

Sale of Dental and Vision Subsidiaries

        On April 7, 2003, we announced the sale of our dental subsidiary to SafeGuard Health Enterprises, Inc. (SafeGuard). On June 30, 2003, we entered into definitive agreements with SafeGuard, under which SafeGuard will acquire our vision subsidiary and its California commercial membership. We will retain the Health Net Dental and Vision brands. In connection with the sale, we entered into a strategic relationship with SafeGuard under which we will offer Health Net branded (private labeled) dental HMO and dental PPO benefit products to our current and prospective members. The products will be underwritten and administered by SafeGuard Health Enterprises companies. We also entered into a similar strategic relationship with EyeMed Vision Care, LLC (EyeMed) focused on the expansion of market share and the delivery of competitive vision benefit products that will be sold in conjunction with our medical plans. The sales of our dental and vision subsidiaries closed on October 31, 2003. In connection with these sales, we received approximately $14.8 million in cash. See Note 4 to the condensed consolidated financial statements.

Nurse Advice Line and Other Related Services Agreement

        On August 6, 2003, we entered into an amendment to modify an existing ten-year agreement for a nurse advice line and other related services, which we entered into in December 1998 with an external third-party service provider. The effective date of the amendment is April 1, 2003. The amendment changes the pricing schedule of this services agreement to a cost-per-call basis from the per member per month (PMPM) basis of the original agreement. The amendment also provides for the modification of the exclusivity provision under the original agreement. Under the terms of the amendment, exclusivity for the provision of nurse advice line and audio health information services is not granted to the external third-party service provider. See Note 4 to the condensed consolidated financial statements.

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

  •
  Region 6, covering Arkansas, Oklahoma, most of Texas, and most of Louisiana

  •
  Regions 9, 10 and 12, covering California, Hawaii, Alaska and part of Arizona

        On August 21, 2003, the DoD announced the award to us of a new TRICARE contract for the North Region, one of three regional contracts. The North Region contract supports nearly 2.8 million participants, including 1.7 million TRICARE eligible and 1.1 million non-CHAMPUS eligible beneficiaries. Although all three awards are being protested by losing bidders (including the Company, which filed protests for the award of the West and South regions), we are proceeding, at government direction, with the transition to the new contract.

        We will end the delivery of health care under our existing Region 11 contract on May 31, 2004, our existing Region 9, 10 and 12 contract on June 30, 2004, and our existing Region 6 contract on October 31, 2004. Assuming the award protest for the North region is unsuccessful, health care delivery will begin on the new North contract on July 1, 2004 for the area that was previously Regions 2 and 5 and September 1, 2004 for the area that was previously Region 1.

Sale of Employer Services Group Subsidiary

        On September 2, 2003, we announced the sale of our workers' compensation services subsidiary, Health Net Employer Services, Inc., along with its subsidiaries Health Net Plus Managed Care Services, Inc. and Health Net CompAmerica, Inc., collectively known as our employer services group, to First Health Group Corp. (First Health). On September 2, 2003, we entered into a definitive agreement with First Health, under which First Health will acquire our employer services group. The agreement provides Health Net Employer Services customers with continued access to Health Net's workers' compensation provider network. The sale of our employer services group subsidiary closed on

October 31, 2003. In connection with this sale, we received $79.5 million in cash. See Note 4 to the condensed consolidated financial statements.

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

STATUTORY CAPITAL REQUIREMENTS

        Certain of the Company's subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. We generally manage our aggregate regulated subsidiary capital against 300% of Risk Based Capital (RBC) Company Action Levels, although RBC standards are not yet applicable to all of our regulated subsidiaries. Certain subsidiaries must maintain ratios of current assets to current liabilities pursuant to certain government contracts. The Company believes it is in compliance with these contractual and regulatory requirements in all material respects.

        As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations. Our parent company contributed $15 million to one of its subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations during the nine months ended September 30, 2003. Our parent company did not make any other contributions during the nine months ended September 30, 2003 or thereafter through the date of the filing of this Form 10-Q.

        Legislation has been or may be enacted in certain states in which the Company's subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders.

        As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to the Company. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay obligations of the Company. The maximum amount of dividends which can be paid by the insurance company subsidiaries to the Company without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. Management believes that as of September 30, 2003, all of the Company's health plans and insurance subsidiaries met their respective regulatory requirements.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 (HIPAA)

        The purposes of HIPAA are to (i) limit pre-existing condition exclusions applicable to individuals changing jobs or moving to individual coverage, (ii) guarantee the availability of health insurance for employees in the small group market, (iii) prevent the exclusion of individuals from coverage under group plans based on health status and (iv) establish national standards for the electronic exchange of health information. In December 2000, the Department of Health and Human Services (DHHS) promulgated regulations under HIPAA related to the privacy and security of electronically transmitted protected health information (PHI). The new regulations consisting of privacy regulations, transactions and codeset requirements and security regulations require health plans, clearinghouses and providers to (a) comply with various requirements and restrictions related to the use, storage and disclosure of PHI,

(b) adopt rigorous internal procedures to protect PHI, (c) create policies related to the privacy of PHI and (d) enter into specific written agreements with business associates to whom PHI is disclosed. The regulations also establish significant criminal penalties and civil sanctions for non-compliance. Health Net completed the work required to be compliant with the HIPAA Privacy Regulations prior to the effective date of April 14, 2003. Further, Health Net was ready to send and receive compliant Transactions and Codesets prior to the effective date of October 16, 2003. The Security regulations have recently been made final and will not be enforced until approximately April 2005, and Health Net has created a security plan to ensure appropriate compliance prior to the effective date.

        We expect to spend approximately $7.6 million in 2003 and $3.0 million in 2004 on HIPAA related expenses. We will record these amounts in accordance with our current accounting policies.

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

        The Company assumed a portfolio disposition period of 30 days with a confidence level of 95 percent for the 2003 computation of VAR. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $11.3 million as of September 30, 2003.

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

        In addition to the market risk associated with its investments, the Company has some interest rate market risk due to its floating rate borrowings. Senior notes payable totaled $398.9 million as of September 30, 2003 with a related interest rate of 8.375%. The interest rate on borrowings under the revolving credit facility, of which there were none as of September 30, 2003, is subject to change because of the varying interest rates that apply to borrowings under the credit facilities. See a description of the credit facilities under "Liquidity and Capital Resources."

        The floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these accounts are based on prevailing market rates. The fair value of our fixed rate borrowing as of September 30, 2003 was approximately $476.5 million which was based on bid quotations from third-party data providers. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of September 30, 2003. These cash outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of September 30, 2003.

	2003	2004	2005	2006	2007	Thereafter	Total
	(amounts in millions)
Fixed-rate borrowing:
Principal	$—	$—	$—	$—	$—	$400.0	$400.0
Interest	33.5	33.5	33.5	33.5	33.5	117.3	284.8

Cash outflows on fixed-rate borrowing	$33.5	$33.5	$33.5	$33.5	$33.5	$517.3	$684.8

ITEM 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of such period.

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 7 to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

Recent and Other Developments

        A description of the recent and other developments in the Company and its subsidiaries is contained in Notes 4, 6 and 8 to the condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1	Stock Purchase Agreement dated as of September 2, 2003 by and between Health Net, Inc. and First Health Group Corp.
10.2	Amendment No. 1 to Stock Purchase Agreement dated as of October 31, 2003 by and between Health Net, Inc. and First Health Group Corp.
11.1	Statement relative to computation of per share earnings of the Company (included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

        (1)   Current Report on Form 8-K filed by the Company on August 6, 2003 furnishing under Item 12 thereof the Company's August 4, 2003 press release reporting second quarter ended June 30, 2003 earnings and a transcript of the Company's August 5, 2003 conference call relating thereto.

        (2)   Current Report on Form 8-K filed by the Company on August 22, 2003 pursuant to Item 5 thereof announcing certain developments relating to the Superior National Insurance Group, Inc. v. Foundation Health Corporation, et. al. litigation.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)
Date: November 13, 2003	By:	/s/ JAY M. GELLERT Jay M. Gellert President and Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2003	By:	/s/ MARVIN P. RICH Marvin P. Rich Executive Vice President, Finance and Operations (Principal Accounting and Financial Officer)

Exhibit Index

10.1	Stock Purchase Agreement dated as of September 2, 2003 by and between Health Net, Inc. and First Health Group Corp.
10.2	Amendment No. 1 to Stock Purchase Agreement dated as of October 31, 2003 by and between Health Net, Inc. and First Health Group Corp.
11.1	Statement relative to computation of per share earnings of the Company (included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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