Form 10-K/A
period 2002-12-31
HEALTH NET INC
filed 2004-03-15
CIK 916085

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

Registrant’s Telephone Number, Including Area Code: (818) 676-6000

Securities Registered Pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Class A Common Stock, $.001 par value	New York Stock Exchange, Inc.
Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange, Inc.

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2002 was $3,358,623,763 (which represents 125,462,225 shares of Class A Common Stock held by such non-affiliates multiplied by $26.77, the closing sales price of such stock on the New York Stock Exchange on June 28, 2002).

The number of shares outstanding of the registrant’s Class A Common Stock as of March 10, 2004 was 112,743,445 (excluding 20,873,729 shares held as treasury stock).

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Health Net, Inc. for the fiscal year ended December 31, 2002 includes restated consolidated financial statements as of and for the years ended December 31, 2002 and 2001. A description of the restatements is discussed in Note 2 of the Notes to Consolidated Financial Statements included in this report.

This report on Form 10-K/A amends and restates Items 6, 7, 8, 14 and 15 of the original Form 10-K, and no other information included in the original Form 10-K is amended hereby. This report on Form 10-K/A does not reflect the effect of any events subsequent to the filing of the original Form 10-K, except for the aforementioned restatements.

HEALTH NET, INC.

PART II

Item 6. Selected Financial Data.

Financial Highlights

Health Net, Inc.

	Year ended December 31,
(Amounts in thousands, except per share data)	2002(2)	2001(2)	2000	1999	1998
STATEMENT OF OPERATIONS DATA(1):
REVENUES
Health plan services premiums	$8,581,658	$8,575,012	$7,609,625	$7,353,958	$7,460,276
Government contracts	1,498,689	1,339,066	1,265,124	1,104,101	998,581
Net investment income	65,210	78,785	90,087	67,588	70,523
Other income	49,201	70,282	111,719	122,240	99,489

Total revenues	10,194,758	10,063,145	9,076,555	8,647,887	8,628,869

EXPENSES
Health plan services	7,161,520	7,243,645	6,322,691	6,061,642	6,196,596
Government contracts	1,452,968	1,324,648	1,196,532	1,082,317	992,589
General and administrative	856,169	874,504	942,316	973,235	1,107,037
Selling	197,751	186,143	158,031	137,444	132,096
Depreciation and amortization	68,892	98,695	105,899	112,041	128,093
Interest	40,226	54,940	87,930	83,808	92,159
Asset impairment, merger, restructuring and other costs	60,337	79,667	—	11,724	240,053
Net loss (gain) on assets held for sale and sale of businesses and properties	5,000	72,422	409	(58,332)	(5,600)

Total expenses	9,842,863	9,934,664	8,813,808	8,403,879	8,883,023

Income (loss) from operations before income taxes and cumulative effect of changes in accounting principle	351,895	128,481	262,747	244,008	(254,154)
Income tax provision (benefit)	117,374	47,539	99,124	96,226	(88,996)

Income (loss) before cumulative effect of changes in accounting principle	234,521	80,942	163,623	147,782	(165,158)
Cumulative effect of changes in accounting principle, net of tax	(8,941)	—	—	(5,417)	—

Net income (loss)	$225,580	$80,942	$163,623	$142,365	$(165,158)

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from operations	$1.89	$0.66	$1.34	$1.21	$(1.35)
Cumulative effect of changes in accounting principle	(0.07)	—	—	(0.05)	—

Net	$1.82	$0.66	$1.34	$1.16	$(1.35)

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from operations	$1.86	$0.65	$1.33	$1.21	$(1.35)
Cumulative effect of changes in accounting principle	(0.07)	—	—	(0.05)	—

Net	$1.79	$0.65	$1.33	$1.16	$(1.35)

Weighted average shares outstanding:
Basic	124,221	123,192	122,471	122,289	121,974
Diluted	126,004	125,186	123,453	122,343	121,974

BALANCE SHEET DATA (3):
Cash and cash equivalents and investments available for sale	$1,841,768	$1,764,289	$1,533,637	$1,467,142	$1,288,947
Total assets	3,460,751	3,566,841	3,670,116	3,696,481	3,863,269
Revolving credit facilities and capital leases	—	195,182	766,450	1,039,352	1,254,278
Senior notes payable	398,821	398,678	—	—	—
Stockholders’ equity	1,300,416	1,159,925	1,061,131	891,199	744,042

OPERATING CASH FLOW	$413,517	$544,619	$366,163	$297,128	$100,867

(1)	See Note 4 to the Consolidated Financial Statements for discussion of dispositions during 2002 and 2001 impacting the comparability of information. In addition, we sold our non-affiliate pharmacy benefits management operations, our health plans in Utah, Washington, New Mexico, Louisiana, Texas and Oklahoma, our two hospitals, a third-party administrator subsidiary and a PPO network subsidiary in 1999.
(2)	The Company restated its financial statements as of and for the years ended December 31, 2002 and 2001 as discussed in Note 2 to the Consolidated Financial Statements.
(3)	No cash dividends were declared in each of the years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatements

On February 11, 2004, we announced that we would restate our consolidated financial statements for the first three quarters of 2003 and for the years ended December 31, 2002 and 2001. The restatements reflect corrections of accounting errors, associated primarily with the period of accounting recognition, with respect to certain general and administrative (G&A) expenses. In addition, the restatements correct certain known errors that were previously not recorded because the amounts involved were not considered material to our consolidated financial statements.

The various restatement adjustments and their impact on our net income and diluted earnings per share are more fully described in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K/A. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts for the years ended December 31, 2002 and 2001 and related comparisons reflect the balances and amounts on a restated basis.

Overview

Health Net, Inc. (formerly named Foundation Health Systems, Inc.) (together with its subsidiaries, the “Company,” “we,” “us” or our) is an integrated managed care organization that administers the delivery of managed health care services. We are one of the nation’s largest publicly traded managed health care companies. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and point of service (POS) plans to approximately 5.4 million individuals in 15 states through group, individual, Medicare, Medicaid and TRICARE (formerly known as the Civilian Health and Medical Program of the Uniformed Services (“CHAMPUS”)) programs. Our subsidiaries also offer managed health care products related to behavioral health, dental, vision and prescription drugs. We also offer managed health care product coordination for workers’ compensation insurance programs through our employer services group subsidiary. We also own health and life insurance companies licensed to sell PPO, POS and indemnity products, as well as auxiliary non-health products such as life and accidental death and disability insurance in 35 states and the District of Columbia.

We currently operate within two reportable segments: Health Plan Services and Government Contracts. Our current Health Plan Services reportable segment includes the operations of our health plans in the states of Arizona, California, Connecticut, New Jersey, New York, Oregon and Pennsylvania, the operations of our health and life insurance companies and our behavioral health, dental, vision and pharmaceutical services subsidiaries. We have approximately 3.9 million at-risk members in our Health Plan Services reportable segment.

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

Revenues of our employer services group operating segment are included in “Other income.”

Prior to 2002, we operated within two slightly different segments: Health Plan Services and Government Contracts/Specialty Services. During 2000 and most of 2001, the Health Plan Services segment consisted of two regional divisions: Western Division (Arizona, California and Oregon) and Eastern Division (Connecticut, Florida, New Jersey, New York and Pennsylvania). During the fourth quarter of 2001, we decided that we would no longer view our health plan operations through these two regional divisions. The Government Contracts/Specialty Services reportable segment included government-sponsored managed care plans through the TRICARE programs, behavioral health, dental and vision, and managed care products related to bill review, administration and cost containment for hospitals, health plans and other entities. Please refer to Notes 1 and 3 to the consolidated financial statements for discussion on the changes to our reportable segments.

Effective August 1, 2001, we completed the sale of our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc., to Florida Health Plan Holdings II, L.L.C. The Florida health plan had approximately 166,000 members at the close of the sale. See “Net Loss on Assets Held for Sale and Sale of Businesses and Properties.”

This discussion and analysis and other portions of this Annual Report on Form 10-K/A for the year ended December 31, 2002 (the “Form 10-K/A”) contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the matters described in the “Cautionary Statements” section and other portions of the original Form 10-K and the risks discussed in our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date of the original Form 10-K. Except as required by law, we undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Results of Operations

Consolidated Operating Results

Our net income for the year ended December 31, 2002 was $225.6 million or $1.79 per diluted share, compared to the same period in 2001 of $80.9 million or $0.65 per diluted share. Our net income for the year ended December 31, 2000 was $163.6 million, or $1.33 per diluted share.

Included in our results for the year ended December 31, 2002 are charges of $65.3 million comprised of the following:

•	$35.8 million for impairment of purchased and internally developed software assets as a result of our operations and systems consolidation,

•	$3.6 million for an other-than temporary decline of an investment available for sale,

•	$7.1 million write-off of our investments in AmCareco, Inc. which arose from a previous divestiture,

•	$2.6 million estimated loss on the sale of our claims processing subsidiary,

•	$2.4 million for impairment of a property held for sale in Trumbull, Connecticut,

•	$1.5 million true-up adjustment of our 2001 restructuring plan, and

•	$12.4 million write-off of our investment in MedUnite.

Included in our results for the year ended December 31, 2001 are a loss of $72.4 million for the sales of our Florida health plan and related corporate facility building and costs of $79.7 million related to our 2001 restructuring plan.

See “Asset Impairment and Restructuring Charges” and “Net Loss on Assets Held for Sale and Sale of Businesses and Properties.”

The table below and the discussion that follows summarize the Company’s performance in the last three fiscal years.

	Year ended December 31,
(Amounts in thousands, except per member per month data)	2002	2001(1)	2000(1)
REVENUES:
Health plan services premiums	$8,581,658	$8,575,012	$7,609,625
Government contracts	1,498,689	1,339,066	1,265,124
Net investment income	65,210	78,785	90,087
Other income	49,201	70,282	111,719

Total revenues	10,194,758	10,063,145	9,076,555

EXPENSES:
Health plan services	7,161,520	7,243,645	6,322,691
Government contracts	1,452,968	1,324,648	1,196,532
General and administrative	856,169	874,504	942,316
Selling	197,751	186,143	158,031
Depreciation	61,832	61,073	67,260
Amortization	7,060	37,622	38,639
Interest	40,226	54,940	87,930
Asset impairment and restructuring charges	60,337	79,667	—
Net loss on assets held for sale and sale of businesses and properties	5,000	72,422	409

Total expenses	9,842,863	9,934,664	8,813,808

Income from operations before income taxes and cumulative effect of a change in accounting principle	351,895	128,481	262,747
Income tax provision	117,374	47,539	99,124

Income before cumulative effect of a change in accounting principle	234,521	80,942	163,623
Cumulative effect of a change in accounting principle, net of tax	(8,941)	—	—

Net income	$225,580	$80,942	$163,623

Health plan services medical care ratio	83.5%	84.5%	83.1%
Government contracts cost ratio	96.9%	98.9%	94.6%
Administrative ratio(2)	10.6%	10.8%	13.1%
Selling costs ratio(3)	2.3%	2.2%	2.1%
Health plan services premiums per member per month (PMPM)(4)	$186.92	$176.55	$162.22
Health plan services PMPM(4)	$155.99	$149.17	$134.78

(1)	Certain amounts have been reclassified to conform to the 2002 presentation. The reclassifications have no effect on total revenues, total expenses, net earnings or stockholders’ equity as previously reported. The reclassifications reflect changes in our organizational structure as discussed in Notes 1 and 3 to the Consolidated Financial Statements.
(2)	The administrative ratio is computed as the sum of G&A and depreciation expenses divided by the sum of health plan services premium revenues and other income.
(3)	The selling cost ratio is computed as selling expenses divided by health plan services premium revenues.
(4)	PMPM is calculated based on total at-risk member months and excludes ASO member months.

Enrollment Information

The table below summarizes the Company’s at-risk insured and administrative services only (ASO) enrollment information for the last three fiscal years.

	2002	Percent Change	2001	Percent Change	2000
	(Amounts in thousands)
Health Plan Services:
Commercial	2,847	(4.6)%	2,985	(0.4)%	2,996
Federal Program	176	(18.5)%	216	(20.6)%	272
State Programs	874	10.9%	788	18.3%	666

Continuing Plans	3,897	(2.3)%	3,989	1.4%	3,934
Discontinued Plans	—	—	—	(100.0)%	3

Total Health Plan Services	3,897	(2.3)%	3,989	1.3%	3,937

Government Contracts:
TRICARE PPO and Indemnity	503	(1.0)%	508	(9.6)%	562
TRICARE HMO	958	(0.1)%	959	6.4%	901

Total Government Contracts	1,461	(0.4)%	1,467	0.3%	1,463

ASO	72	(7.7)%	78	(6.0)%	83

2002 Membership Compared to 2001 Membership

Commercial membership decreased by 138,000 members or 5% at December 31, 2002 compared to the same period in 2001. The net decrease in commercial membership is primarily due to planned exits from unprofitable large employer group accounts offset by increases in enrollment in key products and markets that we have been targeting in an effort to achieve a greater product diversity. These changes have resulted in the following:

•	Net decrease in California of 72,000 members as a result of a 172,000 member decrease in our large group HMO market. This decline reflects disenrollment of our HMO members due to premium rate increases averaging 14% from December 2001. Membership declines in California Public Employees’ Retirement System (CalPERS) accounted for 55,000 members of the decline in the large group market. This decline is partially offset by a 100,000 membership increase in our PPO/POS products in the small group and individual markets,

•	Decrease in Arizona of 49,000 members as a result of membership decreases in our large group HMO market. This decline reflects disenrollment of our HMO members due to premium rate increases averaging 17% from December 2001,

•	Decrease in New York of 13,000 members as a result of membership decreases in our large group HMO market. This decline reflects disenrollment of our HMO members due to premium rate increases averaging 17% from December 2001, and

•	Decrease in Connecticut of 28,000 members in our large group is offset by an increase in New Jersey of 28,000 members in our small group.

During April 2002, CalPERS announced that we would no longer be one of the health insurance carriers available to its members. Effective January 1, 2003, the remaining 175,000 members from CalPERS were no longer enrolled in any of our plans.

We have been targeting greater product and segment diversity, and we expect our product mix to continually change as we add membership in small group and individual markets.

Membership in the federal Medicare program decreased by 40,000 members or 18.5% at December 31, 2002 compared to the same period in 2001. The decrease in the federal Medicare program membership is primarily due to planned exits from unprofitable counties as follows:

•	Decrease in California of 17,000 members, including 9,000 CalPERS members who were not offered the Medicare risk product,

•	Decrease in Arizona of 11,000 members because we closed enrollment in that state effective January 2002 to avoid adverse selection from a change in one of our competitors’ benefits, and

•	Decrease in Pennsylvania of 8,000 members as our withdrawal from the Pennsylvania Medicare program was completed in December 2002.

Membership in the Medicaid programs increased by approximately 86,000 members or 11% at December 31, 2002, compared to the same period for 2001, primarily due to the following:

•	Increase in California of 70,000 members, primarily from strong promotions by the State of California of the Healthy Families program. The Healthy Families program provides health insurance to children from low-income families, and

•	Increase in Connecticut and New Jersey of 16,000 members due to expansion of Medicaid eligible population.

Government contracts covered approximately 1.5 million eligible individuals under the TRICARE program at December 31, 2002 and 2001. Dependents of active-duty military personnel and retirees and their dependents are automatically eligible to receive benefits under the TRICARE program. Any changes in the eligibility reflect the timing of when the individuals become eligible. We expect the call up of reservists to meet the nation’s heightened military activities to increase the number of eligibles.

2001 Membership Compared to 2000 Membership

Commercial membership decreased by approximately 11,000 members or less than 1% at December 31, 2001, compared to the same period for 2000, primarily due to the following:

•	Decrease of 109,000 members in Florida due to the sale of the Florida health plan effective August 1, 2001,

•	Decrease of 132,000 members in Arizona primarily due to membership losses in the large group market. The loss of the State of Arizona employer group accounted for 65,000 of the membership loss,

•	Combined decreases of 43,000 members in Oregon and Connecticut in the large group market attributable to premium rate increases, partially offset by

•	Increase of 206,000 members in California, primarily due to enrollment increases of 103,000 members within the small group market most notably as a result of the growth of 84,000 members in our PPO product in 2001, 41,000 members in individual growth, and 60,000 members in the large group market, and

•	Increase of 67,000 members in New Jersey due to membership increases equally distributed between the small group and large group markets.

Membership in the federal Medicare program decreased by approximately 56,000 members or 21% at December 31, 2001 compared to the same period for 2000 primarily due to the following:

•	Decrease of 45,000 members in Florida due to the sale of the Florida health plan effective August 1, 2001, and

•	Decrease of 11,000 members in Arizona due to our exit from unprofitable counties.

Membership in state programs (including Medicaid) increased by approximately 122,000 members or 18% at December 31, 2001 compared to the same period for 2000 primarily due to the following:

•	Increase of 115,000 members in California primarily in Los Angeles County,

•	Increase of 29,000 members in Connecticut and New Jersey, partially offset by

•	Decrease of 22,000 members in Florida due to the sale of the Florida health plan effective August 1, 2001.

Discontinued plans in 2000 included our membership in Washington. We no longer had any membership in this plan as of December 31, 2001.

Government contracts covered approximately 1.5 million eligible individuals under the TRICARE program at December 31, 2001 and 2000. Dependents of active-duty military personnel and retirees and their dependents are automatically eligible to receive benefits under the TRICARE program. Any changes in the eligibility reflect the timing of when the individuals become eligible.

Health Plan Services Premiums

2002 Compared to 2001

Health Plan Services premiums increased $6.6 million or 0.1% for the year ended December 31, 2002 as compared to the same period in 2001. Our Health Plan Services premiums, excluding the Florida health plan sold effective August 1, 2001, increased by $346.4 million or 4% for the year ended December 31, 2002 as compared to the same period in 2001, primarily due to the following:

•	Increase in commercial premiums of $326.3 million or 6% for the year ended December 31, 2002 as compared to the same period in 2001 is due to a 13% increase in premiums on a PMPM basis partially offset by a 7% decrease in member months. The premium increases on a PMPM basis were in large, small and individual groups across all states averaging 11%, 13% and 7%, respectively. The majority of the decrease in member months were from non-renewal of members in our large group HMO product in California and Arizona, offset by

•	Decrease in Medicare risk premiums of $157.3 million or 10% for the year ended December 31, 2002 as compared to the same period in 2001 is due to a 16% decrease in member months, partially offset by a 7% increase in premium yields on a PMPM basis. The decrease in member months is from exiting certain unprofitable counties and the sale of our Florida health plan, and

•	Increase in Medicaid premiums of $173.0 million or 18% for the year ended December 31, 2002 as compared to the same period in 2001 is due to a 15% increase in member months and a 3% increase in premiums on a PMPM basis. These increases are primarily from membership increases in the Healthy Families program in California.

2001 Compared to 2000

Health Plan Services premiums increased $965.4 million or 13% for the year ended December 31, 2001 compared to the same period in 2000 primarily due to the following:

•	Increase in commercial premiums of $717.3 million or 15% is due to average commercial premium rate increases of 11% combined with a 4% increase in member months. Excluding Arizona, all our health plans experienced growth in commercial membership,

•	Increase in the federal health program of $41.3 million or 3% is due to an 8% increase in the premium yield which reflects the Medicare+Choice reimbursement increase that was effective January 1, 2001, partially offset by a 5% decrease in member months, and

•	Increase in state health programs of $211.2 million or 28% is driven by rate increases of 8% in California and a 20% increase in member months for the year ended December 31, 2001.

Our 10 largest employer groups accounted for approximately 15% of premium revenue for the years ended December 31, 2002, 2001 and 2000, respectively. Our premium revenue from the federal Medicare program accounted for 17%, 21% and 23% of premium revenue for the years ended December 31, 2002, 2001 and 2000, respectively. Our premium revenue from the state Medicaid programs accounted for 13%, 11% and 10% of premium revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

Government Contracts Revenues

Government contracts revenues include government-sponsored managed care plans through the TRICARE programs and other government contracts.

2002 Compared to 2001

Government Contracts revenues increased by $159.6 million or 11.9% for the year ended December 31, 2002 as compared to the same period in 2001. This increase is primarily due to increases in risk sharing revenues from increased health care estimates and higher change order costs. In addition, heightened military activity during 2002 contributed to the revenue increase.

On August 1, 2002 the United States Department of Defense (DoD) issued a Request For Proposals (RFP) for the rebid of the TRICARE contracts. The RFP divides the United States into three regions (North, South and West) and provides for the award of one contract for each region. The RFP also provides that each of the three new contracts will be awarded to a different prime contractor. We submitted proposals in response to the RFP for each of the three regions in January 2003 and it is anticipated that the DoD will award the three new TRICARE contracts on or before June 1, 2003. Health care delivery under the new TRICARE contracts will not commence until the expiration of health care delivery under the current TRICARE contracts.

If all option periods are exercised by DoD under the current TRICARE contracts with us and no further extensions are made,

health care delivery ends February 29, 2004 for the Region 11 contract, on March 31, 2004 for the Regions 9, 10 and 12 contract and on October 31, 2004 for the Region 6 contract. As set forth above, we are competing for the new TRICARE contracts in response to the RFP.

2001 Compared to 2000

Government Contracts revenues increased $73.9 million or 5.8% for the year ended December 31, 2001 compared to the same period in 2000. The increase is primarily due to a $40.1 million increase in TRICARE revenue from increased change order activity and a $30.2 million increase from successful negotiation on new extension pricing.

Net Investment Income

2002 Compared to 2001

Investment income declined by $13.6 million or 17.2% for the year ended December 31, 2002 as compared to the same period in 2001. This decline is primarily a result of continued declines in interest rates of an average of 97 basis points in the year ended December 31, 2002, as compared to the same period in 2001 partially offset by higher average cash and investment balances.

During the year ended December 31, 2002, we sold $5.0 million, par value, of WorldCom (MCI) bonds and recognized a pretax loss of $3.2 million, included in net investment income.

2001 Compared to 2000

Investment income decreased by $11.3 million or 12.5% for the year ended December 31, 2001 compared to the same period in 2000. This decrease was due to declining interest rates. The decrease in the average yield for 2001 is reflective of the Federal Reserve’s continued lowering of interest rates.

In the latter part of the fourth quarter of 2001, we began to reposition certain of our investable assets within our regulated health plans to increase investment income by investing in investments with longer durations. This resulted in an over 75% increase in investments available for sale as of December 31, 2001 from December 31, 2000.

Other Income

2002 Compared to 2001

Other income is primarily comprised of revenues from our employer services group subsidiary. Other income decreased by $21.1 million or 30.0% for the year ended December 31, 2002 compared to the same period in 2001. This decrease is primarily due to a decline in business volume and sale of our claims processing subsidiary effective July 1, 2002.

2001 Compared to 2000

Other income decreased by $41.4 million or 37.1% for the year ended December 31, 2001 compared to the same period in 2000. This decrease is primarily due to a decline in business volume from certain customers that decided to perform their claims processing and bill review functions in-house.

Health Plan Services Costs

2002 Compared to 2001

Total health plan services costs decreased by $82.1 million or 1.1% for the year ended December 31, 2002 as compared to the same period in 2001 primarily due to the disposition of the Florida health plan effective August 1, 2001. Total Health Plan Services costs on a PMPM basis increased to $155.99 or 5% for the year ended December 31, 2002 from $149.17 for the same period in 2001. Excluding the Florida health plan, the health plan services costs increased by $243.8 million or 3.5% for the year ended December 31, 2002, primarily due to the following:

•	Increase in commercial health care costs of $259.7 million or 6% for the year ended December 31, 2002 as compared to the same period in 2001 is due to a 13% increase in health care costs on a PMPM basis as a result of higher hospital unit cost trends, partially offset by a 7% decrease in member months,

•	Decrease in Medicare risk health care costs of $162.9 million or 11% for the year ended December 31, 2002 as compared to the same period in 2001 is due to a 16% decrease in member months, partially offset by a 5% increase in health care costs on a PMPM basis as a result of higher hospital unit cost trends, and

•	Increase in Medicaid health care costs of $147.9 million or 19% for the year ended December 31, 2002 as compared to the same period in 2001 is due to a 15% increase in member months and a 4% increase in health care costs on a PMPM basis as a result of increased hospital and physician utilization.

Our Health Plan Services MCR decreased to 83.5% for the year ended December 31, 2002 from 84.5% for the same period in 2001. The improvement in our Health Plan Services MCR is due to a continued focus on pricing discipline combined with pricing increases above the health care cost trend for our Medicare products. The increase in our overall Health Plan Services premiums on a PMPM basis of 6% as compared to the same period in 2001 outpaced the increase in our overall health care costs on a PMPM basis of 5% as compared to the same period in 2001. In addition to the pricing increases, we have been de-emphasizing the large group market, which has had higher MCRs, which also contributed to the decline in the MCRs.

2001 Compared to 2000

Health Plan Services MCR increased to 84.5% for the year ended December 31, 2001 compared to 83.1% for the same period in 2000. Total Health Plan Services costs on a PMPM basis increased to $149.17 or 11% for the year ended December 31, 2001 from $134.78 for the same period in 2000 primarily due to a 10% increase in commercial health care costs on a PMPM basis. This increase was primarily due to increases in inpatient and outpatient hospital costs of 9% for the year ended December 31, 2001 from the same period in 2000 reflecting significant shifts from dual risk to shared risk and fee-for-service contracts and a 10% increase in pharmacy costs on a PMPM basis due to increased pricing and utilization.

Government Contracts Costs

2002 Compared to 2001

Government Contracts costs increased by $128.3 million or 9.7% for the year ended December 31, 2002 compared to the same period in 2001. This increase is primarily due to increases in health care estimates and higher administrative and health care change order costs. In addition, heightened military activity during 2002 has contributed to the increase in health care costs.

Government Contracts cost ratio decreased to 96.9% for the year ended December 31, 2002 as compared to 98.9% for the same period in 2001. The 197 basis point improvement is primarily due to risk sharing revenue increases attributable to an increase in services provided to TRICARE eligibles.

2001 Compared to 2000

The Government Contracts costs increased by $128.1 million or 10.7% for the year ended December 31, 2001 compared to the same period in 2000. The Government Contracts cost ratio increased to 98.9% for the year ended December 31, 2001 as compared to 94.6% for the same period in 2000.

The increase is primarily due to a change in the copay requirement for certain TRICARE contracts where the copay requirement for dependents of a service person is eliminated resulting in additional health care costs that must be paid by us to the provider.

General and Administrative Costs

2002 Compared to 2001

The administrative expense ratio decreased to 10.6% for the year ended December 31, 2002 compared to 10.8% for the same period in 2001. During the third quarter of 2001, we implemented a restructuring plan to consolidate certain administrative, financial and technology functions (the 2001 Plan). The 2001 Plan included the elimination of approximately 1,500 positions. In 2002, we began to realize operating and administrative expense reductions attributed to the 2001 Plan. The decrease is partially offset by higher information technology (IT) costs for our systems consolidation project, including severance costs for such project.

2001 Compared to 2000

The administrative expense ratio decreased to 10.8% for the year ended December 31, 2001 from 13.1% for the same period in 2000. This decrease was attributable to our ongoing efforts to control our G&A costs including implementation of a restructuring plan in the third quarter of 2001.

Selling Costs

2002 Compared to 2001

Selling costs consist of broker commissions paid to brokers and agents and sales incentives paid to our sales associates. We separated selling costs from G&A expenses to better reflect the shift in our commercial health plan mix to small group. The selling costs ratio (selling costs as a percentage of Health Plan Services premiums) increased to 2.3% for the year ended December 31, 2002 compared to 2.2% for the same period in 2001. This increase is due to our commercial health plan mix shifting to small group with its higher selling costs.

2001 Compared to 2000

The selling costs ratio increased to 2.2% for the year ended December 31, 2001 compared to 2.1% for the same period in 2000. This increase is due to our commercial health plan mix shifting to small group with its higher selling costs.

Amortization and Depreciation

2002 Compared to 2001

Amortization and depreciation expense decreased by $29.8 million or 30.2% for the year ended December 31, 2002 compared to the same period in 2001. This decrease is primarily due to the decrease in amortization expense of $27.6 million due to the cessation of goodwill amortization as a result of adopting Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

There was an increase of $2.0 million in depreciation expense due to accelerated depreciation of certain capitalized software based on revised useful lives as a result of our systems consolidation project. This is offset by a decrease of $1.3 million in depreciation primarily due to asset impairments included in asset impairment and restructuring charges recorded in September 2001.

2001 Compared to 2000

Amortization and depreciation expense decreased by $7.2 million or 6.8% for the year ended December 31, 2001 from the same period in 2000. This decrease was primarily due to a $3.9 million decrease in depreciation expense from asset impairments included in the restructuring charges recorded in the third quarter of 2001 and the sale of the Florida health plan also in the third quarter of 2001. The remaining decrease is primarily due to various leasehold improvements, personal computer equipment and software being completely depreciated prior to or during 2001. The effect of the suspension of the depreciation on the corporate facility building in Florida was immaterial for the year ended December 31, 2001.

Interest Expense

2002 Compared to 2001

Interest expense decreased by $14.7 million or 26.8% for the year ended December 31, 2002 compared to the same period in 2001. This decrease resulted from the repayment of the entire outstanding balance of $195.2 million on our revolving credit facility in 2002.

2001 Compared to 2000

Interest expense decreased by $33.0 million or 37.5% for the year ended December 31, 2001 from the same period in 2000. This decrease in interest expense reflects a $172.6 million decrease in long-term debt from December 31, 2000 and a lower average borrowing rate of 7.1% in 2001 compared to the average borrowing rate of 7.6% in 2000.

Asset Impairment and Restructuring Charges

This section should be read in conjunction with Note 15, and the tables contained therein, to the consolidated financial statements.

2002 Charges

During the fourth quarter ended December 31, 2002, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recognized $35.8 million of impairment charges stemming from purchased and internally developed software that were rendered obsolete as a result of our operations and systems consolidation process. In addition, beginning in the first quarter of 2003, internally developed software of approximately $13 million in carrying value will be subject to accelerated depreciation to reflect their revised useful lives as a result of our operations and systems consolidation.

Effective December 31, 2002, MedUnite, Inc., a health care information technology company, in which we had invested $13.4 million, was sold. As a result of the sale, our original investments were exchanged for $1 million in cash and $1.6 million in notes. Accordingly, we wrote off the original investments of $13.4 million less the $1 million cash received and recognized an impairment charge of $12.4 million on December 31, 2002 which included an allowance against the full value of the notes.

During the third quarter ended September 30, 2002, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and

Equity Securities” (SFAS No. 115), we evaluated the carrying value of our investments available for sale in CareScience, Inc. The common stock of CareScience, Inc. has been consistently trading below $1.00 per share since early September 2002 and is at risk of being delisted. As a result, we determined that the decline in the fair value of CareScience’s common stock was other than temporary. The fair value of these investments was determined based on quotations available on a securities exchange registered with the SEC as of September 30, 2002. Accordingly, we recognized a pretax $3.6 million write-down in the carrying value of these investments which was classified as asset impairment and restructuring charges during the third quarter ended September 30, 2002. Subsequent to the write-down, our new cost basis in our investment in CareScience, Inc. was $2.6 million as of September 30, 2002. Our remaining holdings in CareScience, Inc. are included in investments-available for sale on the consolidated balance sheets.

Pursuant to SFAS No. 115 and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures”, we evaluated the carrying value of our investments in convertible preferred stock and subordinated notes of AmCareco, Inc. arising from a previous divestiture of health plans in Louisiana, Oklahoma and Texas in 1999. Since August 2002, authorities in these states have taken various actions, including license denials and liquidation-related processes, that caused us to determine that the carrying value of these assets was no longer recoverable. Accordingly, we wrote off the total carrying value of our investment of $7.1 million which was included in asset impairment and restructuring charges during the third quarter ended September 30, 2002. Our investment in AmCareco had been included in other noncurrent assets on the consolidated balance sheets.

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

Severance and Benefit Related Costs —During the third quarter ended September 30, 2001, we recorded severance and benefit related costs of $43.3 million related to enterprise-wide staff reductions, which costs were included in the 2001 Charge. These reductions include the elimination of approximately 1,517 positions throughout all functional groups, divisions and corporate offices within the Company. As of September 30, 2002, the termination of positions in connection with the 2001 Plan had been completed and we recorded a modification of $1.5 million to reflect an increase in the severance and related benefits in connection with the 2001 Plan from the initial amount of $43.3 million included in the 2001 Charge to a total of $44.8 million. No additional payments remain to be paid related to severance and related benefit-related costs included in the 2001 Charge.

Asset Impairment Costs —Pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” we evaluated the carrying value of certain long-lived assets that were affected by the 2001 Plan. The affected assets were primarily comprised of information technology systems and equipment, software development projects and leasehold improvements. We determined that the carrying value of these assets exceeded their estimated fair values. The fair values of these assets were determined based on market information available for similar assets. For certain of the assets, we determined that they had no continuing value to us due to our abandoning certain plans and projects in connection with our workforce reductions.

Accordingly, we recorded asset impairment charges of $27.9 million consisting entirely of non-cash write-downs of equipment, building improvements and software application and development costs, which charges were included in the 2001 Charge. The carrying value of these assets was $6.9 million as of December 31, 2002.

The asset impairment charges of $27.9 million consisted of $10.8 million for write-downs of assets related to the consolidation of four data centers, including all computer platforms, networks and applications into a single processing facility at our Hazel Data Center; $16.3 million related to abandoned software applications and development projects resulting from the workforce reductions, migration of certain systems and investments to more robust technologies; and $0.8 million for write-downs of leasehold improvements.

Real Estate Lease Termination Costs —The 2001 Charge included charges of $5.1 million related to termination of lease obligations and non-cancelable lease costs for excess office space resulting from streamlined operations and consolidation efforts. Through December 31, 2002, we had paid $1.7 million of the termination obligations. The remainder of the termination obligations of $3.4 million will be paid during the remainder of the respective lease terms through July of 2003.

Other Costs —The 2001 Charge included charges of $3.4 million related to costs associated with closing certain data center operations and systems and other activities which were completed and paid for in the first quarter ended March 31, 2002.

Net Loss on Assets Held for Sale and Sale of Businesses and Properties

2002 Dispositions

During the third quarter ended September 30, 2002, we entered into an agreement, subject to certain contingency provisions, to sell a corporate facility building in Trumbull, Connecticut. Accordingly, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded a pretax $2.4 million estimated loss on assets held for sale consisting entirely of non-cash write-downs of building and building improvements. The carrying value of these assets after the write-downs was $7.7 million as of December 31, 2002. The effect of the suspension of the depreciation on this corporate facility building was immaterial for the year ended December 31, 2002. We expect the sale to close no later than September 30, 2003. This corporate facility building stopped being used in our operations during 2001.

Effective July 1, 2002, we sold our claims processing subsidiary, EOS Claims Services, Inc. (EOS Claims), to Tristar Insurance Group, Inc. (Tristar). In connection with the sale, we received $500,000 in cash, and also entered into a Payor Services Agreement. Under the Payor Services Agreement, Tristar has agreed to exclusively use EOS Managed Care Services, Inc. (one of our remaining subsidiaries) for various managed care services to its customers and clients. We estimated and recorded a $2.6 million pretax loss on the sale of EOS Claims during the second quarter ended June 30, 2002. We did not record any adjustments to the estimated pretax loss on the sale during the second half of 2002. EOS Claims, excluding the $2.6 million pretax loss on the sale, had total revenues of $7.2 million and income before income taxes of $0.1 million for the year ended December 31, 2002, total revenues of $15.3 million and loss before income taxes of $(3.2) million for the year ended December 31, 2001 and total revenues of $19.0 million and loss before income taxes of $(3.1) million for the year ended December 31, 2000.

As of the date of sale, EOS Claims had no net equity after dividends to its parent company and the goodwill impairment charge taken upon adoption of SFAS No. 142 in the first quarter ended March 31, 2002. EOS Claims revenue through the date of the sale was reported as part of other income on the consolidated statements of operations.

2001 Dispositions

Effective August 1, 2001, we completed the sale of our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc. (the Plan), to Florida Health Plan Holdings II, L.L.C. In connection with the sale, we received $23 million in cash and approximately $26 million in a secured six-year note bearing eight percent interest per annum for which we recorded a full reserve. We also sold the corporate facility building used by our Florida health plan to DGE Properties, LLC for $15 million, payable by a secured five-year note bearing eight percent interest per annum. We estimated and recorded a $72.4 million pretax loss on the sales of our Florida health plan and the related corporate facility building during the second quarter ended June 30, 2001. Included in the pretax loss amount are the following:

•	Non-cash asset impairment charges totaling $40.8 million consisting of $18.5 million for goodwill impairment on the Florida health plan, $4.4 million write-down to its fair value of the corporate facility building owned by one of our subsidiaries and used by the Florida health plan, $15.3 million write-off for other contractual receivables and $2.6 million write-off of an unrealizable deferred tax asset related to the Florida health plan;

•	Obligations under the terms of the amended definitive agreement to provide up to $28 million of reinsurance to guarantee against claims costs in excess of certain medical care ratio levels of the Florida health plan for the 18-month period subsequent to the close of the sale; and

•	Other accrued costs resulting from the sale of the Florida health plan totaling $3.6 million.

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

The maximum liability under the Reinsurance Agreement of $28 million was reported as part of loss on assets held for sale as of June 30, 2001, since this was our best estimate of our probable obligation under this arrangement. As the reinsured claims are submitted to FHAC, the liability is reduced by the amount of claims paid. As of December 31, 2002, we have paid out $20.3 million under this agreement.

The SPA included an indemnification obligation for all pending and threatened litigation as of the closing date and certain specific provider contract interpretation or settlement disputes. During the year ended December 31, 2002, we paid $5.7 million in settlements on certain indemnified items. At this time, we believe that the estimated liability related to the remaining indemnified obligations on any pending or threatened litigation and the specific provider contract disputes will not have a material impact to the financial condition, results of operations or liquidity of the Company.

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

The true-up process has not been finalized and we do not have sufficient information regarding the true-up adjustments to assess probability or estimate any adjustment to the recorded loss on the sale of the Plan as of December 31, 2002.

The Florida health plan, excluding the $72.4 million loss on net assets held for sale, had premium revenues of $339.7 million and a loss before income taxes of $11.5 million and premium revenues of $505.3 million and a net loss of $33.4 million for the years ended December 31, 2001 and 2000, respectively. At the date of sale, the Florida health plan had $41.5 million in net equity. The Florida health plan was reported as part of our Health Plan Services reportable segment.

2000 Dispositions

Net loss on sale of businesses and properties for the year ended December 31, 2000 was comprised of a gain on sale of a building in California of $1.1 million, and loss on sale of HMO operations in Washington due to a purchase price adjustment of $1.5 million.

Income Tax Provision

2002 Compared to 2001

The effective income tax rate was 33.4% for the year ended December 31, 2002 compared with 37.0% for the same period in 2001. The decrease of 3.6 percentage points in the effective tax rates is primarily due to the following:

•	The adoption of SFAS No. 142 and the cessation of goodwill amortization caused the tax rate to decrease by 2.1 percentage points. The majority of our goodwill amortization has historically been treated as a permanent difference that was not deductible for tax purposes and which increased the effective tax rate,

•	A decrease of 1.1 percentage points related to the tax benefit arising from the sales of a claims processing subsidiary and MedUnite, Inc.

The effective tax rate for the year ended December 31, 2002 differed from the statutory federal tax rate of 35.0% due primarily to state income taxes, tax-exempt investment income, business divestitures and tax return examination settlements.

2001 Compared to 2000

The effective income tax rate was 37.0% for the year ended December 31, 2001 compared with 37.7% for the same period in 2000. The rate declined due to examination settlements.

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

We identified the following six reporting units with goodwill within our businesses: Health Plans, Government Contracts, Behavioral Health, Dental & Vision, Subacute and Employer Services Group. In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units upon adoption of this Standard. We used an independent third-party professional services firm with knowledge and experience in performing fair value measurements to assist us in the impairment testing and measurement process. As a result of these impairment tests, we identified goodwill impairment at our behavioral health subsidiary and at our employer services group subsidiary in the amounts of $3.5 million and $5.4 million, respectively. Accordingly, we recorded an impairment charge of goodwill of $8.9 million, net of tax benefit of $0, which has been reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the first quarter ended March 31, 2002. As part of our annual goodwill impairment test, we completed an evaluation of goodwill with the assistance of the same independent third-party professional services firm at each of our reporting units as of June 30, 2002. No goodwill impairments were identified in any of our reporting units. We will perform our annual goodwill impairment test as of June 30 in future years. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for more information on our goodwill.

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

The Company’s ability to expand its business is dependent, in part, on competitive premium pricing and its ability to secure cost-effective contracts with providers. Achieving these objectives is becoming increasingly difficult due to the competitive environment. In addition, the Company’s profitability is dependent, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, regulatory changes, increased cost of medical services, utilization, new technologies and drugs, hospital costs, major epidemics and numerous other external influences may affect the Company’s operating results. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical records to anticipate results or future period trends.

The Company’s HMO and insurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for expenses with respect to reported and unreported claims incurred. These reserves are estimates of future costs based on various assumptions. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience, which in the past has resulted, and in the future could result, in loss reserves being too high or too low. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicious administration of claims, medical costs and other factors. Future loss development or governmental regulators could require reserves for prior periods to be increased, which would adversely impact earnings in the periods in which such additional reserves are accrued. In light of present facts and current legal interpretations, management believes that adequate provisions have been made for claims and loss reserves.

We contract with physician providers in California and Connecticut primarily through capitation fee arrangements for our HMO products. We also use capitation fee arrangements in areas other than California and Connecticut to a lesser extent. Under a capitation fee arrangement, we pay the provider a fixed amount per member on a regular basis and the provider accepts the risk of the frequency and cost of member utilization of services. The inability of providers to properly manage costs under capitation arrangements can result in financial instability of such providers. Any financial instability of capitated providers could lead to claims for unpaid health care against us, even if we have made our regular payments to the capitated providers. Depending on state law, we may or may not be liable for such claims. The California agency that until July 1, 1999 acted as regulator of HMOs, had issued a written statement to the effect that HMOs are not liable for such claims. In addition, recent court decisions have narrowed the scope of such liability in a manner generally favorable to HMOs. However, ongoing litigation on the subject continues among providers and HMOs, including the Company’s California HMO subsidiary.

In June 2001, the United States Senate passed legislation, sometimes referred to as “patients’ rights” or “patients’ bill of rights” legislation, that seeks, among other things, to hold health plans liable for claims regarding health care delivery and improper denial of care. The United States House of Representatives passed similar legislation in August 2001. Although both bills provide for independent review of decisions regarding medical care, the bills differ on the circumstances under which lawsuits may be brought against managed care organizations and the scope of their liability. If patients’ bill of rights legislation is enacted into law, we could be subject to significant additional litigation risk and regulatory compliance costs, which could be costly to us and could have a significant effect on our results of operations. Although we could attempt to mitigate our ultimate exposure to litigation and regulatory compliance costs through, among other things, increases in premiums, there can be no assurance that we would be able to mitigate or cover the costs stemming from litigation arising under patients’ bill of rights legislation or the other costs that we could incur in connection with complying with patients’ bill of rights legislation.

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

The Company’s investment objective is to maintain safety and preservation of principal by investing in high-quality, investment grade securities while maintaining liquidity in each portfolio sufficient to meet the Company’s cash flow requirements and attaining the highest total return on invested funds.

Government health care receivables are best estimates of payments that are ultimately collectible or payable. Since these amounts are subject to government audit, negotiation and appropriations, amounts ultimately collected may vary significantly from current estimates. Additionally, the timely collection of such receivables is also impacted by government audit and negotiation and could extend for periods beyond a year. Amounts receivable under government contracts were $78.0 million and $99.6 million as of December 31, 2002 and 2001, respectively. The decrease is primarily due to cash received on bid price adjustments and change orders.

Operating Cash Flows

2002 Compared to 2001

Net cash provided by operating activities was $413.5 million at December 31, 2002 compared to $544.6 million at December 31, 2001. The decrease in operating cash flows of $131.1 million was due primarily to the following:

•	A net decrease in cash flows from amounts receivable/payable under government contracts of $303.4 million for the year ended December 31, 2002 as compared to the same period in 2001. This is primarily due to cash collections in January 2001 of $329 million of the outstanding TRICARE receivables as part of our global settlement with the United States Department of Defense. Of the $389 million global settlement, $60 million had been received in December 2000. The net settlement amount of $284 million, after paying vendors, providers and amounts owed back to the government, was applied to the continuing operating needs of the three TRICARE contracts and to reducing the outstanding balance of our then-outstanding debt on the revolving credit facility, and

•	A net decrease in cash flows from reserves for claims and other settlements of $83.6 million for the year ended December 31, 2002 as compared to the same period in 2001. This is primarily due to higher paid claims driving inventories down, shared risk reserves reduction and higher EDI and auto adjudication rates, partially offset by

•	A net increase in net income plus amortization and depreciation and non-cash charge items of $82.7 million, and

•	A net increase in cash collections from premiums receivable, unearned premiums and other assets of $147.4 million.

•	A net increase in cash of $25.8 million in cash flows from A/P and other liabilities due to timing of payments.

As part of our ongoing general and administrative expense reduction efforts, during the third quarter of 2001, we finalized a formal plan to reduce operating and administrative expenses for all business units within the Company (the 2001 Plan). In connection with the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative, financial and technology functions. As of December 31, 2002, we had completed the 2001 Plan and recorded a $1.5 million true-up adjustment in severance and related benefit costs. During 2002, we paid out $26.4 million in total for the 2001 Plan.

2001 Compared to 2000

Net cash provided by operating activities was $544.6 million at December 31, 2001 compared to $366.2 million at December 31, 2000. The $178.4 million increase in operating cash flows was due primarily to the increase in cash collection on the outstanding TRICARE receivables as part of our global settlement, partially offset by a decrease in unearned premiums due to timing of cash receipts, primarily from Medicaid and Medicare, of approximately $84.7 million net of the effects of the Florida health plan disposition. In December 2000, our subsidiary, Health Net Federal Services, Inc., and the Department of Defense agreed to a settlement of approximately $389 million for outstanding receivables related to our three TRICARE contracts and for the completed contract for the CHAMPUS Reform Initiative. Approximately $60 million of the settlement amount was received in December 2000. The majority of the remaining settlement was received on January 5, 2001, reducing the amounts receivable under government contracts on the Company’s balance sheets. The receivable items settled by this payment included change orders, bid price adjustments, equitable adjustments and claims. These receivables developed as a result of TRICARE health care costs rising faster than the forecasted health care cost trends used in the original contract bids, data revisions on formal contract adjustments, and routine contract changes for benefits. The net settlement amount of $284 million, after paying vendors, providers and amounts owed back to the government, was applied to the continuing operating needs of the three TRICARE contracts and to reducing the outstanding balance of debt on the revolving credit facility.

Investing Activities

2002 Compared to 2001

Net cash used in investing activities was $182.9 million during the year ended December 31, 2002 as compared to net cash used in investing activities of $517.6 million during the same period in 2001. The $334.7 million decrease in cash flows used in investing activities is primarily due to the following:

•	A decrease of $252.6 million in net purchases of investments. During 2001, we repositioned a portion of our investable assets into investment vehicles with longer durations within our regulated health plans in order to increase investment income,

•	A decrease of $53.5 million in cash disposed in the sale of businesses, net of cash received, and

•	A decrease of $24.2 million in net purchases of property and equipment.

2001 Compared to 2000

Net cash used in investing activities was $517.6 million for December 31, 2001 compared to net cash used in investing activities of $61.9 million for December 31, 2000. This increase in cash used in investing activities of $455.7 million is primarily due to $422.5 million increase in net purchases of investments. During the fourth quarter of 2001, we started to reposition our investments within our regulated plans to increase investment income which resulted in increased purchases of investments with longer durations.

Effective August 1, 2001, we completed the sale of our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc., to Florida Health Plan Holdings II, L.L.C. In connection with the sale, we received $23 million in cash, before net cash sold of $83.1 million, and approximately $26 million in a secured six-year note bearing eight percent interest per annum for which we recorded a full reserve. We also sold the corporate facility building used by our former Florida health plan to DGE Properties, L.L.C. for $15 million, payable by a secured five-year note bearing eight percent interest per annum. We recorded a $72.4 million pretax loss on the sales of our Florida health plan and the related corporate facility building during the second quarter ended June 30, 2001.

As part of the Florida sale agreement, there will be a series of true-up processes that will take place during 2003 that could result in additional loss or gain. The true-up process has not been finalized and we do not have sufficient information regarding the true-up adjustments to assess probability or to estimate any adjustment to the recorded loss on the sale of the Plan as of December 31, 2002.

Throughout 2000, 2001 and the first quarter of 2002, the Company provided funding in the amount of approximately $13.4 million in exchange for preferred stock in MedUnite, Inc., an independent company, funded and organized by seven major managed health care companies. MedUnite, Inc. provides online internet provider connectivity services including eligibility information, referrals, authorizations, claims submission and payment. The funded amounts were included in other noncurrent assets. Effective December 31, 2002, MedUnite, Inc. was sold. See Note 3 to the consolidated financial statements.

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

In 1995, the Company entered into a five-year tax retention operating lease for the construction of various health care centers and a corporate facility. Upon expiration in May 2000, the lease was extended for four months through September 2000 whereupon the Company settled its obligations under the agreement and purchased the leased properties which were comprised of three rental health care centers and a corporate facility for $35.4 million. The health care centers are held as investment rental properties and are included in other noncurrent assets. The corporate facility building was used in operations and included in property and equipment prior to being sold as part of the Florida sale. The buildings are being depreciated over a remaining useful life of 35 years.

Financing Activities

2002 Compared to 2001

Net cash used in financing activities was $305.6 million during the year ended December 31, 2002 as compared to $166.0 million during the same period in 2001. The change was primarily due to the repurchase of 6,519,600 shares of our common stock during 2002 for $159.7 million offset by the increase of $39.1 million in proceeds received from the exercise of stock options and employee stock purchases. We also paid down our revolving credit facility by an additional $18.9 million over 2001.

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of the Company’s Class A Common Stock. During 2002, we received approximately $49 million in cash and $18 million in tax benefits as a result of option exercises. In 2003, we expect to receive approximately $58 million in cash and $17 million in tax benefits from estimated option exercises during the year. As a result of the $67 million (in 2002) and $75 million (in 2003) in realized and estimated benefits, our total authority under our stock repurchase program is estimated at $391 million based on the authorization we received from our Board of Directors to repurchase $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options). Share repurchases are made under this repurchase program from time to time through open market purchases or through privately negotiated transactions. We use cash flows from operations to fund the share repurchases. As of February 13, 2003, we repurchased 8,364,600 shares at an average price of $24.83 per share pursuant to this program.

2001 Compared to 2000

Net cash used in financing activities was $166.0 million at December 31, 2001 compared to $268.1 million at December 31, 2000. This decrease in net cash used in financing activities of $102.1 million was primarily due to lower net repayment of funds previously drawn under the Company’s credit facility in 2001 compared to 2000.

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

Scheduled principal repayments on the senior notes payable for the next five years are as follows (amounts in thousands):

Contractual Cash Obligations	Total	2003	2004	2005	2006	2007	Thereafter
Senior notes	$400,000						$400,000

The Senior Notes are redeemable, at our option, at a price equal to the greater of (A) 100% of the principal amount of the Senior Notes to be redeemed; (B) and the sum of the present values of the remaining scheduled payments on the Senior Notes to be redeemed consisting of principal and interest, exclusive of interest accrued through the date of redemption, at the rate in effect on the date of calculation of the redemption price, discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable treasury yield plus 40 basis points plus accrued interest to the date of redemption.

On June 28, 2001, we refinanced our previous $1.5 billion revolving credit facility with credit agreements for two new revolving syndicated credit facilities, with Bank of America, N.A. as administrative agent, that replaced the $1.5 billion credit facility. The new credit facilities, provide for an aggregate of $700 million in borrowings, consisting of:

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

The 364-day credit facility was amended on June 27, 2002, to extend the existing credit agreement for an additional 364-day period. We must repay all borrowings under the 364-day credit facility by June 26, 2003, unless the Company avails itself of a two-year term-out option in the 364-day credit facility. The five-year credit facility expires in June 2006, and we must repay all borrowings under the five-year credit facility by June 28, 2006, unless the five-year credit facility is extended. The five-year credit facility may, at our request and subject to approval by lenders holding two-thirds of the aggregate amount of the commitments under the five-year credit facility, be extended for up to two 12 month periods to the extent of the commitments made under the five-year credit facility by such approving lenders. Swingline loans under the five-year credit facility are subject to repayment within no more than seven days.

The credit agreements provide for acceleration of repayment of indebtedness under the credit facilities upon the occurrence of customary events of default such as failing to pay any principal or interest when due; providing materially incorrect representations; failing to observe any covenant or condition; judgments against us involving in the aggregate an unsecured liability of $25 million or more not paid, vacated, discharged, stayed or bonded pending appeal within 60 days of the final order; our non-compliance with any material terms of HMO or insurance regulations pertaining to fiscal soundness and not cured or waived within 30 days, solvency or financial condition; the occurrence of specified adverse events in connection with any employee pension benefit plan of ours; our failure to comply with the terms of other indebtedness with an aggregate amount exceeding $40 million such that the other indebtedness can be or is accelerated; or a change in control of the Company.

The maximum amount outstanding under the new facilities during 2002 was $120 million and the maximum commitment level was $700 million at December 31, 2002.

The credit agreements contain negative covenants, including financial covenants, that impose performance requirements on our operations. The financial covenants in the credit agreements provide that:

•	for any period of four consecutive fiscal quarters, the consolidated leverage ratio, which is the ratio of (i) our consolidated funded debt to (ii) our consolidated net income before interest, taxes, depreciation, amortization and other specified items (consolidated EBITDA), must not exceed 3 to 1;

•	for any period of four consecutive fiscal quarters, the consolidated fixed charge coverage ratio, which is the ratio of (i) our consolidated EBITDA plus consolidated rental expense minus consolidated capital expenditures to (ii) our consolidated scheduled debt payments, (defined as the sum of scheduled principal payments, interest expense and rent expense) must be at least 1.5 to 1; and

•	we must maintain our consolidated net worth at a level equal to at least $945 million (less the sum of a pretax charge associated with our sale of the Florida Health Plan and specified pretax charges relating to the write-off of goodwill) plus 50% of our consolidated net income and 100% of our net cash proceeds from equity issuances.

The other covenants in the credit agreements include, among other things, limitations on incurrence of indebtedness by subsidiaries of Health Net, Inc. and on our ability to:

•	incur lien;

•	extend credit and make investments in non-affiliates;

•	merge, consolidate, dispose of stock in subsidiaries, lease or otherwise dispose of assets and liquidate or dissolve;

•	substantially alter the character or conduct of the business of Health Net, Inc. or any of its “significant subsidiaries” within the meaning of Rule 1-02 under Regulation S-X promulgated by the SEC;

•	make restricted payments, including dividends and other distributions on capital stock and redemptions of capital stock if the Company’s debt is rated below investment grade by either Standard and Poor’s Rating Service or Moody’s Investor Services; and

•	become subject to other agreements or arrangements that restrict (i) the payment of dividends by any Health Net, Inc. subsidiary, (ii) the ability of Health Net, Inc. subsidiaries to make or repay loans or advances to lenders, (iii) the ability of any subsidiary of Health Net, Inc. to guarantee our indebtedness or (iv) the creation of any lien on property, provided that the foregoing shall not apply to (a) restrictions and conditions imposed by regulatory authorities, or (b) restrictions imposed under either the 364-day Revolving Credit Facility or the five-year Revolving Credit Facility.

As of December 31, 2002 and 2001, we were in compliance with the covenants of the credit facilities.

Committed loans under the credit facilities bear interest at a rate equal to either (1) the greater of the federal funds rate plus 0.5% and the applicable prime rate or (2) LIBOR plus a margin that depends on our senior unsecured credit rating. Loans obtained through the bidding process bear interest at a rate determined in the bidding process. We pay fees on outstanding letters of credit and a facility fee, computed as a percentage of the lenders’ commitments under the credit facilities, which varies from 0.130% to 0.320% per annum for the 364-day credit facility and from 0.155% to 0.375% per annum for the five-year credit facility, depending on our senior unsecured credit rating.

We lease office space under various operating leases. In addition, we have entered into long-term service agreements with third parties. As of December 31, 2002, there are seven years remaining on these service agreements with minimum future commitments totaling $61.4 million. These lease and service agreements are cancelable with substantial penalties. Our future minimum lease and service fee commitments are as follows (amounts in thousands):

2003	$61,614
2004	54,286
2005	38,594
2006	32,930
2007	30,836
Thereafter	90,140

Total minimum commitments	$308,400

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principle areas requiring the use of estimates include revenue recognition, reserves for claims and other settlements, reserves for contingent liabilities, amounts receivable or payable under government contracts and recoverability of long-lived assets. Accordingly, we consider accounting policies on these areas to be critical in preparing our consolidated financial statements. A significant change in any one of these amounts may have a significant impact on our consolidated results of operations and financial condition. A more detailed description of the significant accounting policies that we use in preparing our financial statements is included in the notes to our consolidated financial statements which are described elsewhere in this Annual Report to Stockholders for the year ended December 31, 2002.

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

Government Contracts revenues are recognized in the month in which the eligible beneficiaries are entitled to health care services or in the month in which the administrative services are performed or the period that coverage for services is provided. Government contracts also contain cost and performance incentive provisions which adjust the contract price based on actual performance. Revenue under government contracts is subject to price adjustments attributable to inflation and other factors. The effects of these adjustments are recognized on a monthly basis, although the final determination of these amounts could extend significantly beyond the period during which the services were provided.

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

Health Care Services

The cost of health care services is recognized in the period in which services are provided and includes an estimate of the cost of services which have been incurred but not yet reported. Such costs include payments to primary care physicians, specialists, hospitals, outpatient care facilities and the costs associated with managing the extent of such care. We estimate the amount of the provision for service costs incurred but not reported using standard actuarial methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for service costs incurred but not reported are made on an accrual basis and adjusted in future periods, as required. We consider adjustments to prior period estimates to be a change in estimate. Accordingly, we include such adjustments in the current period. Such estimates are subject to the impact of changes in the regulatory environment and economic conditions. Given the inherent variability of such estimates, the actual liability could differ significantly from the amounts provided. While the ultimate amount of claims and losses paid are dependent on future developments, management is of the opinion that the recorded reserves are adequate to cover such costs. These estimated liabilities are reduced by estimated amounts recoverable from third parties for subrogation.

As our estimates for health care costs are based on actuarially developed estimates, incurred claims related to prior years may differ from previously estimated amounts. The table below summarizes our amounts incurred in prior years for Health Plan Services and Government Contracts health care costs which have been expensed in the current year. Negative amounts result when claim payments related to prior years are less than our previously estimated amounts.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Prior year incurred amounts expensed in the current year:
Health Plan Services	$11,654	$(5,238)	$(22,310)
Government Contracts	(7,456)	(18,686)	(5,807)

Total	$4,198	$(23,924)	$(28,117)

Prior year incurred amounts expensed in the current year as a percent of current year expenses:
Health Plan Services	0.2%	(0.1)%	(0.4)%
Government Contracts	(0.5)%	(1.4)%	(0.5)%
Total	0.1%	(0.3)%	(0.4)%

Our HMOs in California and Connecticut generally contract with various medical groups to provide professional care to certain of its members on a capitated, or fixed per member per month fee basis. Capitation contracts generally include a provision for stop-loss and non-capitated services for which we are liable. Professional capitated contracts also generally contain provisions for shared risk, whereby the Company and the medical groups share in the variance between actual costs and predeter-mined goals. Additionally, we contract with certain hospitals to provide hospital care to enrolled members on a capitation basis. Our HMOs in other states also contract with hospitals, physicians and other providers of health care, pursuant to discounted fee-for-service arrangements, hospital per diems, and case rates under which providers bill the HMOs for each individual service provided to enrollees.

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Significant factors that can lead to a change in our profitability estimates include margin assumptions, risk share terms and non-performance of a provider under a capitated agreement resulting in membership reverting to fee-for-service arrangements with other providers. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the loss is determined and are classified as Health Plan Services. We had premium deficiency reserves of $0 and $1.7 million as of December 31, 2002 and 2001, respectively.

We have risk-sharing arrangements with certain of our providers related to approximately 1,471,000 members primarily in the California commercial market. Shared-risk arrangements provide for our providers and us to share in the variance between actual costs and predetermined goals. Our health plans in Connecticut, New Jersey and New York market to small employer groups through a marketing agreement with The Guardian Life Insurance Company of America. We have approximately 270,000 members under this agreement. In general, we share equally in the profits of the marketing agreement, subject to certain terms of the marketing agreement related to expenses, with The Guardian Life Insurance Company of America.

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

We recognize an estimated loss from such loss contingencies when we believe it is both probable that a loss will be incurred and that the amount of the loss can be reasonably estimated. Our loss estimates are based in part on an analysis of potential results, the stage of the proceedings, our relevant insurance coverage, consultation with outside counsel and any other relevant information available. While the final outcome of these proceedings can not be determined at this time, based on information presently available we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition. In addition, the ultimate outcome of these loss contingencies cannot be predicted with certainty and it is difficult to measure the actual loss, if any, that might be incurred.

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

These change orders arise because the government often directs us to implement changes to our contracts before the scope and/or value is defined or negotiated. We start to incur costs immediately, before we have proposed a price to the government. In these situations we make no attempt to estimate and record revenue. Our policy is to collect and defer the costs incurred. Once we have submitted a cost proposal to the government, we will record the costs and the appropriate value for revenue, using our best estimate of what will ultimately be negotiated. Such estimates are determined based on information available as well as historical performance and collection of which could extend for periods beyond a year. Differences, which may be material, between the amounts estimated and final amounts collected are recorded in the period when determined.

Goodwill

We test goodwill for impairment annually based on the estimated fair value of the reporting units which comprise our Health Plan Services and Government Contracts reportable segments. We test for impairment on a more frequent basis in cases where events and changes in circumstances would indicate that we might not recover the carrying value of goodwill. Our measurement of fair value was based on utilization of both the income and market approaches to fair value determination. We used an independent third-party professional services firm with knowledge and experience in performing fair value measurements to assist us in the impairment testing and measurement process. The income approach was based on a discounted cash flow methodology. The discounted cash flow methodology is based upon converting expected cash flows to present value. Annual cash flows were estimated for each year of a defined multi-year period until the growth pattern becomes stable. The expected interim cash flows expected after the growth pattern becomes stable were calculated using an appropriate capitalization technique and then discounted. The market approach used a market valuation methodology which included the selection of companies engaged in a line (or lines) of business similar to the Company to be valued, an analysis of the comparative operating results and future prospects of the Company in relation to the guideline companies selected. The market price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profiles of the Company in comparison to the guideline companies. Methodologies for selecting guideline companies include the exchange methodology and the acquisition methodology. The exchange methodology is based upon transactions of minority-interests in publicly traded companies engaged in a line (or lines) of business similar to the Company. The public companies selected are defined as guideline companies. The acquisition methodology involved analyzing the transaction involving similar companies that have been bought and sold in the public marketplace. There are numerous assumptions and estimates underlying the determination of the estimated fair value of our reporting units, including certain assumptions and estimates related to future earnings based on current and future initiatives. If these initiatives do not accomplish their targeted objectives, the assumptions and estimates underlying the goodwill impairment tests could be adversely affected and have a material effect upon our results of operations or financial condition.

Recoverability of Long-Lived Assets and Investments

We periodically assess the recoverability of our long-lived assets including property and equipment and other long-term assets and investments where events and changes in circumstances would indicate that we might not recover the carrying value. Significant judgment is required during the determination of the estimated fair values of the long-lived assets and assessment of other-than-temporary decline in value, if applicable. We make certain assumptions regarding estimated future cash flows from the long-lived assets, other economic factors and, if applicable, the eventual disposition of the long-lived assets. If the carrying value of these long-lived assets is deemed to be not fully recoverable, such assets are impaired and written down to their estimated fair values.

Statutory Capital Requirements

Certain of the Company’s subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. As of December 31, 2002, we estimated that our regulated subsidiaries had more than $845 million in statutory net worth, or more than $425 million in excess of current regulatory requirements. We generally manage our aggregate regulated subsidiary capital against 150% of Risk Based Capital (RBC) Company Action Levels, although RBC standards are not yet applicable to all of our regulated subsidiaries. Certain subsidiaries must maintain ratios of current assets to current liabilities pursuant to certain government contracts. The Company believes it is in compliance with these contractual and regulatory requirements in all material respects.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations. Our parent company contributed $10.5 million to certain of its subsidiaries to meet capital requirements during the year ended December 31, 2002. Except for the $10.5 million capital contribution, our parent company did not make any capital contributions to its subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations during the year ended December 31, 2002 or thereafter through the date of the filing of this Annual Report to Stockholders.

Effective January 1, 2001, certain of the states in which our regulated subsidiaries operate adopted the codification of statutory accounting principles. As of December 31, 2002, the adoption of the codification of statutory accounting principles did not have a material impact on the amount of statutory capital or related capital contributions required to meet risk-based capital and other minimum capital requirements.

Legislation has been or may be enacted in certain states in which the Company’s subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders.

As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to the Company. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay obligations of the Company. The maximum amount of dividends which can be paid by the insurance company subsidiaries to the Company without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. Management believes that as of December 31, 2002, all of the Company’s health plans and insurance subsidiaries met their respective regulatory requirements.

Health Insurance Portability And Accountability Act of 1996 (“HIPAA”)

The purposes of HIPAA are to (i) limit pre-existing condition exclusions applicable to individuals changing jobs or moving to individual coverage, (ii) guarantee the availability of health insurance for employees in the small group market, (iii) prevent the exclusion of individuals from coverage under group plans based on health status, and (iv) establish national standards for the electronic exchange of health information. In December 2000, the Department of Health and Human Services (“DHHS”) promulgated regulations under HIPAA related to the privacy and security of electronically transmitted protected health information (“PHI”). The new regulations require health plans, clearinghouses and providers to (a) comply with various requirements and restrictions related to the use, storage and disclosure of PHI, (b) adopt rigorous internal procedures to protect PHI, (c) create policies related to the privacy of PHI and (d) enter into specific written agreements with business associates to whom PHI is disclosed. The regulations also establish significant criminal penalties and civil sanctions for non-compliance. Health Net has completed the majority of work required to be compliant with the HIPAA Privacy Regulations prior to the effective date of April 2003. Further, Health Net is on target to be in compliance with the Transactions and Codesets requirements prior to the effective date of October 2003. The Security regulations have been recently made final and will not be enforced until approximately April 2005, and Health Net has created a Security plan to ensure appropriate compliance prior to the effective date.

Item 8. Financial Statements and Supplementary Data.

The restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements, set forth in this Item 8 have been revised to reflect the restatements discussed in Note 2 to the consolidated financial statements and, except for these revisions, do not reflect events and developments subsequent to the original filing of the Form 10-K.

Report of Independent Auditors

To the Board of Directors and Stockholders of

Health Net, Inc.

Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Health Net, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules (as restated) listed in the Index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Health Net, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules (as restated), when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2002 and 2001.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    Deloitte & Touche LLP

Los Angeles, California

February 13, 2003

(March 15, 2004 as to Note 2)

Consolidated Balance Sheets

Health Net, Inc.

	December 31,
(Amounts in thousands)	2002(1)	2001(1)
	(As Restated See Note 2)	(As Restated See Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$832,793	$907,729
Investments—available for sale	1,008,975	856,560
Premiums receivable, net of allowance for doubtful accounts (2002—$13,964; 2001—$14,595)	164,043	183,824
Amounts receivable under government contracts	77,969	99,619
Reinsurance and other receivables	108,147	136,854
Deferred taxes	62,930	58,244
Other assets	91,399	81,148

Total current assets	2,346,256	2,323,978
Property and equipment, net	199,218	253,063
Goodwill, net	762,066	764,381
Other intangible assets, net	22,339	36,133
Deferred taxes	12,216	42,499
Other noncurrent assets	118,656	146,787

Total Assets	$3,460,751	$3,566,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,025,269	$1,053,566
Health care and other costs payable under government contracts	219,454	258,136
Unearned premiums	175,846	166,842
Accounts payable and other liabilities	282,844	282,371

Total current liabilities	1,703,413	1,760,915
Revolving credit facility and capital leases	—	195,182
Senior notes payable	398,821	398,678
Other noncurrent liabilities	58,101	52,141

Total Liabilities	2,160,335	2,406,916

Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Class A common stock ($0.001 par value, 350,000 shares authorized; issued 2002—130,506 shares; 2001—126,879 shares)	131	127
Class B non-voting convertible common stock ($0.001 par value, 30,000 shares authorized; none issued and outstanding)	—	—
Restricted common stock	1,913	—
Unearned compensation	(1,441)	—
Additional paid-in capital	730,495	662,740
Treasury Class A common stock, at cost (2002—9,864 shares; 2001—3,194 shares)	(259,513)	(95,831)
Retained earnings	817,746	592,166
Accumulated other comprehensive income	11,085	723

Total Stockholders’ Equity	1,300,416	1,159,925

Total Liabilities and Stockholders’ Equity	$3,460,751	$3,566,841

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

Health Net, Inc.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2002	2001	2000
	(As Restated See Note 2)	(As Restated See Note 2)
REVENUES
Health plan services premiums	$8,581,658	$8,575,012	$7,609,625
Government contracts	1,498,689	1,339,066	1,265,124
Net investment income	65,210	78,785	90,087
Other income	49,201	70,282	111,719

Total revenues	10,194,758	10,063,145	9,076,555

EXPENSES
Health plan services	7,161,520	7,243,645	6,322,691
Government contracts	1,452,968	1,324,648	1,196,532
General and administrative	856,169	874,504	942,316
Selling	197,751	186,143	158,031
Depreciation	61,832	61,073	67,260
Amortization	7,060	37,622	38,639
Interest	40,226	54,940	87,930
Asset impairment and restructuring charges	60,337	79,667	—
Net loss on assets held for sale and sale of businesses and properties	5,000	72,422	409

Total expenses	9,842,863	9,934,664	8,813,808

Income from operations before income taxes and cumulative effect of a change in accounting principle	351,895	128,481	262,747
Income tax provision	117,374	47,539	99,124

Income before cumulative effect of a change in accounting principle	234,521	80,942	163,623
Cumulative effect of a change in accounting principle, net of tax	(8,941)	—	—

Net income	$225,580	$80,942	$163,623

Basic earnings per share:
Income from operations	$1.89	$0.66	$1.34
Cumulative effect of a change in accounting principle	(0.07)	—	—

Net	$1.82	$0.66	$1.34

Diluted earnings per share:
Income from operations	$1.86	$0.65	$1.33
Cumulative effect of a change in accounting principle	(0.07)	—	—

Net	$1.79	$0.65	$1.33

Weighted average shares outstanding:
Basic	124,221	123,192	122,471
Diluted	126,004	125,186	123,453

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Health Net, Inc.

(Amounts in thousands)	Common Stock				Additional Paid-in Capital	Restricted Common Stock
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at January 1, 2000	123,429	$124	2,138	$2	$643,372
Comprehensive income:
Net income
Change in unrealized depreciation on investments, net of tax of $343

Total comprehensive income

Exercise of stock options including related tax benefit	314				4,683
Conversion of Class B to Class A	2,138	2	(2,138)	(2)
Employee stock purchase plan	113				1,111

Balance at December 31, 2000	125,994	126	—	—	649,166
Comprehensive income:
Net income(1)
Change in unrealized depreciation on investments, net of tax of $2,865

Total comprehensive income(1)

Exercise of stock options including related tax benefit	820	1			12,495
Employee stock purchase plan	65				1,079

Balance at December 31, 2001(1)	126,879	127			662,740
Comprehensive income:
Net income(1)
Change in unrealized appreciation on investments, net of tax of $5,741

Total comprehensive income(1)

Exercise of stock options including related tax benefit	3,504	4			66,904
Repurchases of common stock
Issuance of restricted stock	80					$1,913

Amortization of restricted stock
Employee stock purchase plan	43				851

Balance at December 31, 2002(1)	130,506	$131	—	—	$730,495	$1,913

(1)	The Company restated its financial statements as of and for the years ended December 31, 2002 and 2001 as disclosed in Note 2 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity (continued)

Health Net, Inc.

(Amounts in thousands)	Unearned Compensation	Common Stock Held in Treasury		Retained Earnings (1)	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount
Balance at January 1, 2000		(3,194)	$(95,831)	$347,601	$(4,069)	$891,199
Comprehensive income:
Net income				163,623		163,623
Change in unrealized depreciation on investments, net of tax of $343					515	515

Total comprehensive income						164,138

Exercise of stock options including related tax benefit						4,683
Conversion of Class B to Class A						—
Employee stock purchase plan						1,111

Balance at December 31, 2000		(3,194)	(95,831)	511,224	(3,554)	1,061,131
Comprehensive income:
Net income(1)				80,942		80,942
Change in unrealized depreciation on investments, net of tax of $2,865					4,277	4,277

Total comprehensive income(1)						85,219

Exercise of stock options including related tax benefit						12,496
Employee stock purchase plan						1,079

Balance at December 31, 2001(1)		(3,194)	(95,831)	592,166	723	1,159,925
Comprehensive income:
Net income(1)				225,580		225,580
Change in unrealized appreciation on investments, net of tax of $5,741					10,362	10,362

Total comprehensive income(1)						235,942

Exercise of stock options including related tax benefit						66,908
Repurchases of common stock		(6,670)	(163,682)			(163,682)
Issuance of restricted stock	$(1,913)					—
Amortization of restricted stock	472					472
Employee stock purchase plan						851

Balance at December 31, 2002(1)	$(1,441)	(9,864)	$(259,513)	$817,746	$11,085	$1,300,416

(1)	The Company restated its financial statements as of and for the years ended December 31, 2002 and 2001 as disclosed in Note 2 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Health Net, Inc.

	Year Ended December 31,
(Amounts in thousands)	2002	2001	2000
	(As Restated See Note 2)	(As Restated See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$225,580	$80,942	$163,623
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	68,892	98,695	105,899
Loss on assets held for sale and sale of businesses and properties	5,000	72,422	409
Asset impairments	58,817	27,760	—
Cumulative effect of a change in accounting principle	8,941	—	—
Other changes	213	4,956	10,035
Changes in assets and liabilities, net of effects of dispositions:
Premiums receivable and unearned premiums	29,240	(79,658)	(10,472)
Other assets	39,118	632	105,659
Amounts receivable/payable under government contracts	(17,032)	286,407	(71,087)
Reserves for claims and other settlements	(26,941)	56,617	87,946
Accounts payable and other liabilities	21,689	(4,154)	(25,849)

Net cash provided by operating activities	413,517	544,619	366,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	347,944	246,617	31,912
Maturities of investments	359,528	586,922	272,611
Purchases of investments	(826,033)	(1,204,667)	(253,141)
Purchases of property and equipment	(45,314)	(69,512)	(86,853)
Cash (paid) received from the sale of businesses and properties	(5,474)	(58,997)	3,505
Purchases of restricted investments and other	(13,542)	(17,941)	(29,943)

Net cash used in investing activities	(182,891)	(517,578)	(61,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	49,524	10,449	5,794
Proceeds from issuance of notes payable and other financing arrangements	50,000	601,102	250,033
Repurchases of common stock	(159,676)	—	—
Repayment of debt and other noncurrent liabilities	(245,410)	(777,598)	(523,885)

Net cash used in financing activities	(305,562)	(166,047)	(268,058)

Net (decrease) increase in cash and cash equivalents	(74,936)	(139,006)	36,196
Cash and cash equivalents, beginning of year	907,729	1,046,735	1,010,539

Cash and cash equivalents, end of year	$832,793	$907,729	$1,046,735

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$38,188	$46,501	$87,023
Income taxes paid	76,647	24,154	9,694
Securities reinvested from restricted available for sale investments to restricted cash	58,156	—	—
Securities reinvested from restricted cash to restricted available for sale investments	77,635	—	—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock	$1,913	$—	$—
Notes and stocks received on sale of businesses	224	41,000	—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1—Description of Business

The current operations of Health Net, Inc. (referred to herein as the Company, we, us, our or HNT) are a result of the April 1, 1997 merger transaction involving Health Systems International, Inc. and Foundation Health Corporation.

We are an integrated managed care organization that administers the delivery of managed health care services. We are one of the nation’s largest publicly traded managed health care companies. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (HMOs), preferred provider organizations (PPOs) and point of service (POS) plans to approximately 5.4 million individuals in 15 states through group, individual, Medicare, Medicaid and TRICARE (formerly known as the Civilian Health and Medical Program of the Uniformed Services (CHAMPUS)) programs. Our subsidiaries also offer managed health care products related to behavioral health, dental, vision and prescription drugs. We also offer managed health care product coordination for workers’ compensation insurance programs through our employer services group subsidiary. We also own health and life insurance companies licensed to sell PPO, POS and indemnity products, as well as auxiliary non-health products such as life and accidental death and disability insurance in 35 states and the District of Columbia.

We currently operate within two reportable segments: Health Plan Services and Government Contracts. Our current Health Plan Services reportable segment includes the operations of our health plans in the states of Arizona, California, Connecticut, New Jersey, New York, Oregon and Pennsylvania, the operations of our health and life insurance companies and our behavioral health, dental, vision and pharmaceutical services subsidiaries. We have approximately 3.9 million at-risk members in our Health Plan Services reportable segment.

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

On August 1, 2002, the United States Department of Defense (DoD) issued a Request For Proposals (RFP) for the rebid of the TRICARE contracts. The RFP divides the United States into three regions (North, South and West) and provides for the award of one contract for each region. The RFP also provides that each of the three new contracts will be awarded to a different prime contractor. We submitted proposals in response to the RFP for each of the three regions in January 2003 and it is anticipated that the DoD will award the three new TRICARE contracts on or before June 1, 2003. Health care delivery under the new TRICARE contracts will not commence until the expiration of health care delivery under the current TRICARE contracts.

If all option periods are exercised by the DoD under the current TRICARE contracts with us and no further extensions are made, health care delivery ends February 29, 2004 for the Region 11 contract, on March 31, 2004 for the Regions 9, 10 and 12 contract and on October 31, 2004 for the Region 6 contract. As set forth above, we are competing for the new TRICARE contracts in response to the RFP.

During the fourth quarter of 2002, changes we made in our organizational structure, in the interrelationships of our businesses and internal reporting resulted in changes to our reportable segments. Assigned responsibilities for applicable segment managers have changed as follows:

•	One segment manager for the health plans has oversight responsibility for our behavioral health, dental and vision subsidiaries. These business units had been previously overseen by our Government Contracts/Specialty Services segment manager.

•	One discrete segment manager has oversight responsibility for the Government Contracts segment. Unlike our previous organizational structure, this segment manager does not have oversight responsibility for any of our other specialty services companies.

•	One discrete segment manager has oversight responsibility for the employer services group operating segment. This segment manager does not have oversight responsibility for any of our other specialty services companies.

The interrelationships of services and products among our health plans, behavioral health and dental and vision subsidiaries have changed as follows:

•	Effective July 1, 2002, our behavioral health subsidiaries no longer provide behavioral health services to our members in our government-sponsored managed care plans and other government contracts.

•	We increased our efforts to jointly market our behavioral health services and products with our health plan members.

•	Our government contracts subsidiary received a change order to its TRICARE contracts to provide administrative services only (ASO) type of services (known as TRICARE For Life). This change has generated additional revenues and expenses that have changed the business and product mix of the government contracts operating segment.

Revenues from our employer services group operating segment are included in “Other income.”

We believe that our revised reportable segments presentation properly represents our chief operating decision maker’s view of our financial data.

Prior to 2002, we operated within two segments: Health Plan Services and Government Contracts/Specialty Services. The Health Plan Services segment operated through its health plans in the following states: Arizona, California, Connecticut, New Jersey, New York, Oregon and Pennsylvania. During 2000 and most of 2001, the Health Plan Services segment consisted of two regional divisions: Western Division (Arizona, California and Oregon) and Eastern Division (Connecticut, Florida, New Jersey, New York and Pennsylvania). During the fourth quarter of 2001, we decided that we would no longer view our health plan operations through these two regional divisions. The Government Contracts/Specialty Services reportable segment included government-sponsored managed care plans through the TRICARE programs, behavioral health, dental and vision, and managed care products related to bill review, administration and cost containment for hospitals, health plans and other entities.

NOTE 2 – Restatements

On February 11, 2004, we announced that we would restate our consolidated financial statements for the first three quarters of 2003 and for the years ended December 31, 2002 and 2001. Subsequent to the issuance of the December 31, 2002 financial statements, management determined that corrections of accounting errors, associated primarily with the period of accounting recognition, with respect to certain general and administrative (G&A) expenses was required. Additional restatements to correct certain known errors were also recorded.

The following table summarizes the various restatement adjustments and their increase (decrease) impact on our net income and diluted earnings per share as previously reported for the years ended December 31, 2002 and 2001. The restatement adjustments are discussed in greater detail in the paragraphs that follow the table.

	Year ended December 31,
	2002	2001
	(Amounts in thousands)
Net income as previously reported	$228,626	$86,529
Restatement adjustments:
Workers’ compensation expenses and liabilities	(1,796)	(4,200)
Rental expenses	(3,009)	(875)
Consulting costs	958	(958)
Deferred compensation plan	499	802
Other	(1,252)	(3,638)

Total adjustments before income tax effect	(4,600)	(8,869)
Income tax effect	(1,554)	(3,282)

Total adjustments	(3,046)	(5,587)

Net income as restated	$225,580	$80,942

Diluted earnings per share as previously reported	$1.82	$0.69
Diluted earnings per share as restated	$1.79	$0.65

Workers’ compensation expenses and liabilities. Changes to our workers’ compensation insurance coverage beginning on January 1, 2000 resulted in our having partial coverage for certain potential claims with respect to which we had previously been fully insured. The restatement adjustments decreasing pretax income by approximately $1.8 million and $4.2 million for the years ended December 31, 2002 and 2001, respectively, were made to appropriately reflect accruals associated with the self-insured portion of workers’ compensation claims for those changes in our insurance coverage.

Rental expenses. The restatement adjustments decreasing pretax income by approximately $3.0 million and $0.9 million for the years ended December 31, 2002 and 2001, respectively, were made to correctly reflect the accrual of rent on a straight-line basis under certain leases containing rent escalation clauses.

Consulting costs. The restatement adjustments increasing pretax income for the year ended December 31, 2002 by approximately $1.0 million and decreasing pretax income by a corresponding amount for the year ended December 31, 2001 reflect the correction for consulting costs that had been incorrectly recorded as a prepaid expense during the fourth quarter of 2001.

Deferred compensation plan. The restatement adjustments increasing pretax income by approximately $0.5 million and $0.8 million for the years ended December 31, 2002 and 2001, respectively, reflect earnings related to one of our deferred compensation plans which became effective May 1, 1998. We had previously not properly accounted for the benefits earned by participants on their compensation deferrals nor the investment income related to the trust assets for this deferred compensation plan. Additionally, these adjustments resulted in an increase to noncurrent assets of $8.5 million and $7.3 million as of December 31, 2002 and 2001, respectively, and an increase to other noncurrent liabilities of $7.2 million and $6.5 million as of December 31, 2002 and 2001, respectively.

Other pretax income adjustments:

(a)	a payment of $1.3 million related to our acquisition of Queens Health Plan during 2001 that should have been expensed upon the consummation of the acquisition decreased pretax income in 2001 and increased pretax income in 2002;

(b)	we corrected a reconciling item of approximately $1.9 million not previously included in government contracts costs that should have been expensed during the year ended December 31, 2001;

(c)	an adjustment of $3.3 million increasing pretax income for the year ended December 31, 2002 related to employees’ use of accrued paid time off that was not appropriately recorded as a reduction of the related liability at December 31, 2002;

(d)	a reduction in health plan premiums of $2.8 million increasing pretax income for the year ended December 31, 2002 communicated to us during 2002 by the U.S. Office of Personnel Management but originally not recorded until 2003 related to our participation in California’s federal employee health benefit program;

(e)	an adjustment decreasing pretax income related to pharmacy rebates of $2.2 million that we inadvertently recorded twice in government contracts costs during 2002; and

(f)	various other adjustments had a net effect of decreasing in pretax income by $0.9 million and $0.4 million in 2002 and 2001, respectively.

Deferred tax asset and liability reclassifications. We reclassified deferred tax asset and liability amounts, primarily related to deferred compensation and executive benefit plan liabilities, to appropriately reflect their classification as current or noncurrent. This resulted in a decrease to current deferred tax assets of $17.7 million and $16.3 million as of December 31, 2002 and 2001, respectively, an increase in noncurrent deferred tax assets of $8 million and $16.3 million as of December 31, 2002 and 2001, respectively, and a decrease in noncurrent deferred tax liabilities of $9.7 million as of December 31, 2002.

Other liabilities reclassification. A reclassification of aged outstanding checks of $10.4 million decreasing reserves for claims and other settlements and increasing accounts payable and other liabilities as of December 31, 2002 was recorded.

The following table summarizes the effects of the various restatements on our consolidated statements of operations as previously reported (amounts in thousands, except per share data):

	For the Years Ended December 31,
	2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Health plan services premiums	$8,584,418	$8,581,658	$8,576,202	$8,575,012
Net investment income	65,561	65,210	78,910	78,785
Other income	52,875	49,201	70,282	70,282
Total revenues	10,201,543	10,194,758	10,064,460	10,063,145

Health plan services	7,161,520	7,161,520	7,241,185	7,243,645
Government contracts	1,450,808	1,452,968	1,321,483	1,324,648
General and administrative	857,201	856,169	868,925	874,504
Selling	199,764	197,751	186,143	186,143
Amortization	8,360	7,060	37,622	37,622
Net loss on sale of businesses and assets held for sale	60,337	60,337	76,072	72,422
Total expenses	9,845,048	9,842,863	9,927,110	9,934,664
Income from operations before income taxes and cumulative effect of a change in accounting principle	356,495	351,895	137,350	128,481
Income tax provision	118,928	117,374	50,821	47,539
Income from operations before cumulative effect of a change in accounting principle	237,567	234,521	86,529	80,942
Net income	228,626	225,580	86,529	80,942
Basic earnings per share:
Income from operations	$1.91	$1.89	$0.70	$0.66
Net	$1.84	$1.82	$0.70	$0.66
Diluted earnings per share:
Income from operations	$1.89	$1.86	$0.69	$0.65
Net	$1.82	$1.79	$0.69	$0.65

The following table summarizes the effects of the various restatements on our consolidated balance sheets as previously reported as of December 31 (amounts in thousands):

	2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash and cash equivalents	$841,164	$832,793	$909,594	$907,729
Premiums receivable, net	166,068	164,043	183,824	183,824
Amounts receivable under government contracts	78,404	77,969	99,619	99,619
Deferred taxes – current	78,270	62,930	72,909	58,244
Other assets – current	91,376	91,399	82,583	81,148
Total current assets	2,372,404	2,346,256	2,341,943	2,323,978
Other intangible assets, net			37,433	36,133
Deferred taxes – noncurrent	—	12,216	23,359	42,499
Other noncurrent assets	110,650	118,656	139,468	146,787
Total Assets	3,466,677	3,460,751	3,559,647	3,566,841

Reserves for claims and other settlements	1,036,105	1,025,269	1,054,025	1,053,566
Health care and other costs payable under government contracts	224,235	219,454	258,136	258,136
Unearned premiums	178,120	175,846	166,842	166,842
Accounts payable and other liabilities	263,590	282,844	276,523	282,371
Total current liabilities	1,702,050	1,703,413	1,755,526	1,760,915
Deferred taxes – noncurrent	9,705	—	—	—
Other noncurrent liabilities	47,052	58,101	44,749	52,141
Total Liabilities	2,157,628	2,160,335	2,394,135	2,406,916
Retained earnings	826,379	817,746	597,753	592,166
Total Stockholders’ Equity	1,309,049	1,300,416	1,165,512	1,159,925
Total Liabilities and Stockholders’ Equity	3,466,677	3,460,751	3,559,647	3,566,841

NOTE 3—Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the 2001 and 2000 consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2002 presentation as a result of changes in our organizational structure. The reclassifications have no effect on total revenues, total expenses, net earnings or stockholders’ equity as previously reported.

The reclassifications impact our consolidated statements of operations in the following ways:

•	We have redefined our two reportable segments—Health Plan Services and Government Contracts;

•	Operations from our specialty companies, including our behavioral health, dental and vision subsidiaries, are now included in Health Plan Services reportable segment;

•	Revenues from our employer services group subsidiary are now included in other income. These revenues had previously been included in revenues from our Government Contracts/Specialty Services reportable segment;

•	Other income is now reported separately from net investment income;

•	Sales incentives and broker commissions are shown as “Selling expenses,” which are separated from general and administrative (G&A) expenses; and

•	G&A expenses for Government Contracts are included in Government Contract costs.

On our consolidated balance sheets, “Reserves for claims and other settlements” now include only those reserves and other settlements for our health plans, health and life insurance companies, behavioral health, dental and vision subsidiaries. Reserves for our TRICARE and other government contracts are reported in “Health care and other costs payable under government contracts.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal areas requiring the use of estimates include the determination of allowances for doubtful accounts, reserves for claims and other settlements, reserves for professional and general liabilities (including litigation reserves), amounts receivable or payable under government contracts, remaining reserves for restructuring and other charges, and assumptions when determining net realizable values on long-lived assets.

Revenue Recognition

Health plan services premium revenues include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, revenue under Medicare risk contracts to provide care to enrolled Medicare recipients, and revenues from behavioral, dental and vision services. Revenue is recognized in the month in which the related enrollees are entitled to health care services. Premiums collected in advance are recorded as unearned premiums.

Government contracts revenues are recognized in the month in which the eligible beneficiaries are entitled to health care services or in the month in which the administrative services are performed or the period that coverage for services is provided. Government contracts also contain cost and performance incentive provisions which adjust the contract price based on actual performance, and revenue under government contracts is subject to price adjustments attributable to inflation and other factors. The effects of these adjustments are recognized on a monthly basis, although the final determination of these amounts could extend significantly beyond the period during which the services were provided. Amounts receivable under government contracts are comprised primarily of estimated amounts receivable under these cost and performance incentive provisions, price adjustments, and change orders for services not originally specified in the contracts.

These change orders arise because the government often directs us to implement changes to our contracts before the scope and/or value is defined or negotiated. We start to incur costs immediately, before we have proposed a price to the government. In these situations, we make no attempt to estimate and record revenue. Our policy is to collect and defer the costs incurred. Once we have submitted a cost proposal to the government, we will record the costs and the appropriate value for revenue, using our best estimate of what will ultimately be negotiated. These receivables develop as a result of TRICARE health care costs rising faster than the forecasted health care cost trends used in the original contract bids, data revisions on formal contract adjustments and routine contract changes for benefit adjustments.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” SAB 101, as amended, provides guidance on applying accounting principles generally accepted in the United States of America to revenue recognition issues in financial statements. We adopted SAB 101 effective October 1, 2000. The adoption of SAB 101 did not have a material effect on our consolidated financial position or results of operations.

Health Plan Services

The cost of health care services is recognized in the period in which services are provided and includes an estimate of the cost of services which have been incurred but not yet reported. Such costs include payments to primary care physicians, specialists, hospitals, outpatient care facilities and the costs associated with managing the extent of such care. We estimate the amount of the provision for service costs incurred but not reported using standard actuarial methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for service costs incurred but not reported are made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. Such estimates are subject to the impact of changes in the regulatory environment and economic conditions. Given the inherent variability of such estimates, the actual liability could differ significantly from the amounts provided. While the ultimate amount of claims and losses paid are dependent on future developments, management is of the opinion that the recorded reserves are adequate to cover such costs. These estimated liabilities are reduced by estimated amounts recoverable from third parties for subrogation.

Our HMOs, primarily in California and Connecticut, generally contract with various medical groups to provide professional care to certain of its members on a capitated, or fixed per member per month fee basis. Capitation contracts generally include a provision for stop-loss and non-capitated services for which we are liable. Professional capitated contracts also generally contain provisions for shared risk, whereby the Company and the medical groups share in the variance between actual costs and predetermined goals. Additionally, we contract with certain hospitals to provide hospital care to enrolled members on a capitation basis. Our HMOs also contract with hospitals, physicians and other providers of health care, pursuant to discounted fee-for-service arrangements, hospital per diems, and case rates under which providers bill the HMOs for each individual service provided to enrollees.

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the loss is determined and are classified as Health Plan Services. We had premium deficiency reserves of $0 and $1.7 million as of December 31, 2002 and 2001, respectively.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

We and our consolidated subsidiaries are required to set aside certain funds for restricted purposes pursuant to regulatory requirements. As of December 31, 2002 and 2001, the restricted cash and cash equivalents balances totaled $4.3 million and $4.4 million, respectively, and are included in other noncurrent assets.

Investments

Investments classified as available for sale are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in investment income.

Certain long-term debt investments are held by trustees or agencies pursuant to state regulatory requirements. These investments totaled $1.3 million and $1.4 million as of December 31, 2002 and 2001, respectively, and are included in other noncurrent assets. Short-term investments held by trustees or agencies pursuant to state regulatory requirements were $109.1 million and $86.1 million as of December 31, 2002 and 2001, respectively, and are included in investments available for sale (see Note 12). Market values approximate carrying value as of December 31, 2002 and 2001.

During 2002, we recorded an impairment charge of $3.6 million related to an other-than-temporary decline in the fair value of certain investments available for sale (see Note 15).

Government Contracts

Amounts receivable or payable under government contracts are based on three TRICARE contracts in five regions which include both amounts billed ($7.2 million and $17.4 million of net receivables at December 31, 2002 and 2001, respectively) and estimates for amounts to be received under cost and performance incentive provisions, price adjustments and change orders for services not originally specified in the contracts. Such estimates are determined based on information available as well as historical performance and collection of which could extend for periods beyond a year. Differences, which may be material, between the amounts estimated and final amounts collected are recorded in the period when determined.

In December 2000, our subsidiary, Health Net Federal Services, Inc., and the DoD agreed to a settlement of approximately $389 million for outstanding receivables related to our three TRICARE contracts and for the completed contract for the CHAMPUS Reform Initiative. Approximately $60 million of the settlement amount was received in December 2000. The remaining settlement amount was received on January 5, 2001.

Additionally, health care and other costs payable under government contracts include approximately $188.3 million and $224.0 million for health care services already provided under these contracts as of December 31, 2002 and 2001, respectively.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of estimated useful lives of the various classes of assets or the lease term. The useful life for buildings and improvements is estimated at 35 to 40 years, and the useful lives for furniture, equipment and software range from two to eight years (see Note 6).

We capitalize certain consulting costs, payroll and payroll-related costs for employees related to computer software developed for internal use. We amortize such costs over a three to five-year period.

Expenditures for maintenance and repairs are expensed as incurred. Major improvements which increase the estimated useful life of an asset are capitalized. Upon the sale or retirement of assets, the recorded cost and the related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is reflected in operations.

During 2002 and 2001, we recorded impairment charges of $35.8 million and $27.9 million, respectively, for certain information technology-related assets (see Note 15).

Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise primarily as a result of various business acquisitions and consist of identifiable intangible assets acquired and the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed (goodwill). Identifiable intangible assets consist of the value of employer group contracts, provider networks and non-compete agreements.

In July 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 is effective as follows: (a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). Transition provisions that applied to business combinations completed before July 1, 2001 that were accounted for by the purchase method had no impact on us.

Effective January 1, 2002, we adopted SFAS No. 142 which, among other things, eliminates amortization of goodwill and other intangibles with indefinite lives. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets. The impairment test follows a two-step approach. The first step determines if the goodwill is potentially impaired; the second step measures the amount of the impairment loss, if necessary. Under the first step, goodwill is considered potentially impaired if the value of the reporting unit is less than the reporting unit’s carrying amount, including goodwill. Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of goodwill, as calculated. The fair value of goodwill is calculated by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit as if the reporting unit was purchased in a business combination and the purchase price was the fair value of the reporting unit.

We identified the following six reporting units with goodwill within our businesses: Health Plans, Government Contracts, Behavioral Health, Dental & Vision, Subacute and Employer Services Group. In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units upon adoption of this Standard. We also re-assessed the useful lives of our other intangible assets and determined that they properly reflect the estimated useful lives of these assets. As a result of these impairment tests, we identified goodwill impairment at our behavioral health subsidiary and at our employer services group subsidiary in the amounts of $3.5 million and $5.4 million, respectively. Accordingly, we recorded an impairment charge to goodwill of $8.9 million, net of tax benefit of $0, which was reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations during the first quarter ended March 31, 2002. As part of our annual goodwill impairment test, we completed an evaluation of goodwill with the assistance of the same independent third-party professional services firm at each of our reporting units as of June 30, 2002. No further goodwill impairments were identified in any of our reporting units. We will perform our annual goodwill impairment test as of June 30 in future years.

Our measurement of fair value was based on utilization of both the income and market approaches to fair value determination. We used an independent third-party professional services firm with knowledge and experience in performing fair value measurements to assist us in the impairment testing and measurement process. The income approach was based on a discounted cash flow methodology. The discounted cash flow methodology is based upon converting expected cash flows to present value. Annual cash flows were estimated for each year of a defined multi-year period until the growth pattern becomes stable. The interim cash flows expected after the growth pattern becomes stable were calculated using an appropriate capitalization technique and then discounted. The market approach used a market valuation methodology which included the selection of companies engaged in a line (or lines) of business similar to the Company to be valued and an analysis of the comparative operating results and future prospects of the Company in relation to the guideline companies selected. The market price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profiles of the Company in comparison to the guideline companies. Methodologies for selecting guideline companies include the exchange methodology and the acquisition methodology. The exchange methodology is based upon transactions of minority interests in publicly traded companies engaged in a line (or lines) of business similar to the Company. The public companies selected are defined as guideline companies. The acquisition methodology involved analyzing the transaction involving similar companies that have been bought and sold in the public marketplace.

The following table illustrates the effect of adopting SFAS No. 142 on net income as previously reported (amounts in millions, except per share data):

	Years Ended December 31,
	2002	2001	2000
Reported income before cumulative effect of a change in accounting principle	$234.5	$80.9	$163.6
Add back: Goodwill amortization (net of tax effect)	—	25.7	26.5

Adjusted income before cumulative effect of a change in accounting principle	234.5	106.6	190.1
Reported cumulative effect of a change in accounting principle, net of tax	(8.9)	—	—

Adjusted net income	$225.6	$106.6	$190.1

	Years Ended December 31,
	2002	2001	2000
BASIC EARNINGS PER SHARE:
Reported income before cumulative effect of a change in accounting principle	$1.89	$0.66	$1.34
Add back: Goodwill amortization (net of tax effect)	—	0.21	0.22

Adjusted income before cumulative effect of a change in accounting principle	1.89	0.87	1.56
Reported cumulative effect of a change in accounting principle, net of tax	(0.07)	—	—

Adjusted net income	$1.82	$0.87	$1.56

	Years Ended December 31,
	2002	2001	2000
DILUTED EARNINGS PER SHARE:
Reported income before cumulative effect of a change in accounting principle	$1.86	$0.65	$1.33
Add back: Goodwill amortization (net of tax effect)	—	0.20	0.21

Adjusted income before cumulative effect of a change in accounting principle	1.86	0.85	1.54
Reported cumulative effect of a change in accounting principle, net of tax	(0.07)	—	—

Adjusted net income	$1.79	$0.85	$1.54

The changes in the carrying amount of goodwill by reporting unit are as follows (amounts in millions):

	Health Plans	Behavioral Health	Dental/ Vision	Subacute	Employer Services Group	Total
Balance at January 1, 2001	$741.7	$3.9	$0.7	$6.1	$38.8	$791.2
Amortization	(25.8)	(0.4)	—	(0.2)	(1.2)	(27.6)
Other adjustments	0.8	—	—	—	—	0.8

Balance at December 31, 2001	716.7	3.5	0.7	5.9	37.6	764.4
Impairment losses	—	(3.5)	—	—	(5.4)	(8.9)
Reclassification from other intangible assets	6.9	—	—	—	—	6.9
Goodwill written off related to sale of business unit	—	—	—	—	(0.3)	(0.3)

Balance at December 31, 2002	$723.6	$—	$0.7	$5.9	$31.9	$762.1

As part of adopting SFAS No. 142, we transferred $6.9 million of other intangible assets to goodwill since they did not meet the new criteria for recognition apart from goodwill. These other intangible assets were acquired through our previous purchase transactions. In addition, other intangible assets as of December 31, 2002 decreased from December 31, 2001 due to removal of fully amortized intangible assets.

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
As of December 31, 2002:
Provider networks	$35.7	$(15.9)	$19.8	14-40
Employer groups	92.9	(90.4)	2.5	11-23

	$128.6	$(106.3)	$22.3

As of December 31, 2001:
Provider networks	$35.7	$(14.2)	$21.5	14-40
Employer groups	92.9	(85.2)	7.7	11-23
Other	27.5	(20.6)	6.9	40

	$156.1	$(120.0)	$36.1

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (amounts in millions):

2003	$2.7
2004	2.7
2005	2.5
2006	2.0
2007	1.6

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines which limit the amounts which may be invested with one issuer. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. Our 10 largest employer groups within each of our plans accounted for 56%, 57% and 36% of premiums receivable and 15% of premium revenue as of December 31, 2002, 2001 and 2000, respectively, and for the years then ended.

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented. Diluted EPS is based upon the weighted average shares of common stock and dilutive common stock equivalents (stock options) outstanding during the periods presented.

Common stock equivalents arising from dilutive stock options are computed using the treasury stock method; in 2002, 2001 and 2000, this amounted to 1,784,000, 1,994,000 and 982,000 shares, respectively.

Options to purchase an aggregate of 2.6 million, 6.5 million and 4.6 million shares of common stock were considered anti-dilutive during 2002, 2001 and 2000, respectively, and were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common stock for each respective period. These options expire through December 2012 (see Note 8).

Fair Value of Financial Instruments

The estimated fair value amounts of cash equivalents, investments available for sale, premiums, notes and other receivables and notes payable approximate their carrying amounts in the financial statements and have been determined by us using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. The fair values of investments are estimated based on quoted market prices and dealer quotes for similar investments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The carrying value of long-term notes receivable, nonmarketable securities and revolving credit facilities approximate the fair value of such financial instruments. The carrying values of the senior notes payable were $398.8 million and $398.7 million and the fair values were $458 million and $415 million as of December 31, 2002 and 2001, respectively. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts we could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

In June 1998, the FASB issued, then subsequently amended, SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. We adopted SFAS No. 133, as amended, effective January 1, 2001. The adoption of SFAS No. 133 had no effect on our consolidated financial position or results of operations.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS

No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25.

SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted under SFAS No. 123, we have elected to continue accounting for stock-based compensation under the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the option. We apply APB Opinion No. 25 and related Interpretations in accounting for our plans (see Note 8). Accordingly, no compensation cost has been recognized for our stock option or employee stock purchase plans. Had compensation cost for our plans been determined based on the fair value at the grant dates of options and employee purchase rights consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31 (amounts in thousands, except per share data):

	2002	2001	2000
Net income, as reported	$225,580	$80,942	$163,623
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	315	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(15,674)	(19,135)	(6,922)

Net income, pro forma	$210,221	$61,807	$156,701

Basic earnings per share
As reported	$1.82	$0.66	$1.34
Pro forma	1.69	0.50	1.28
Diluted earnings per share
As reported	1.79	0.65	1.33
Pro forma	1.67	0.49	1.27

The weighted average fair value for options granted during 2002, 2001 and 2000 was $9.40, $9.14 and $5.18, respectively. The fair values were estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the fair value calculation for 2002, 2001 and 2000, respectively: (i) risk-free interest rate of 3.21%, 4.88% and 5.97%; (ii) expected option lives of 3.8 years, 3.6 years and 4.2 years; (iii) expected volatility for options of 47.2%, 55.9% and 63.7%; and (iv) no expected dividend yield.

As fair value criteria was not applied to option grants and employee purchase rights prior to 1995, and additional awards in future years are anticipated, the effects on net income and earnings per share in this pro forma disclosure may not be indicative of future amounts.

Restricted Stock

During 2002, we entered into Restricted Stock Agreements with certain employees and issued 80,000 shares of nonvested common stock. The shares issued pursuant to the agreements are subject to restrictions on transfers, voting rights and certain other conditions. Upon issuance of the 80,000 shares pursuant to the agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation. This unearned compensation will be amortized over the five-year restricted period. Compensation expense recorded for these restricted shares during the year ended December 31, 2002 was $472,000.

We become entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Restricted shares are forfeited if the employees terminate prior to the lapsing of restrictions. We record forfeitures of restricted stock, if any, as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and presenting comprehensive income and its components. Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income and net unrealized appreciation (depreciation), after tax, on investments available for sale. Reclassification adjustments for net gains (losses) realized, net of tax, in net income were $3.0 million, $0.8 million and $(0.04) million for the years ended December 31, 2002, 2001 and 2000, respectively.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The maximum exposure of any investment that may be determined to be in a variable interest entity is limited to the amount invested. FIN 46 is effective for variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied in the first interim or annual period beginning after June 15, 2003. The Company believes the effect of the adoption of FIN 46 will not have any effect on its results of operations and financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. This interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. See Note 4 for indemnification guarantee disclosure on pending and threatened litigation related to the sale of our Florida health plan completed on August 1, 2001.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (Issue 94-3). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of any exit or disposal liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and some provisions of Accounting Principles Board (APB) Opinion 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 sets new criteria for determining when an asset can be classified as held-for-sale as well as modifying the financial statement presentation requirements of operating losses from discontinued operations. See Notes 4 and 15 for asset impairments recorded in 2002.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 provides accounting standards for closure or removal-type costs similar to the costs of nuclear decommissioning, but it applies to other industries and assets as well. The adoption of SFAS No. 143 on January 1, 2003 did not have a material effect on our consolidated financial position or results of operations.

Taxes Based on Premiums

We provide services in certain states which require premium taxes to be paid by us based on membership or billed premiums. These taxes are paid in lieu of or in addition to state income taxes and totaled $24.2 million in 2002, $24.9 million in 2001 and $21.6 million in 2000. These amounts are recorded in general and administrative expenses on our consolidated statements of operations.

Income Taxes

We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse (see Note 11).

NOTE 4—Assets Held for Sale, Acquisitions and Divestitures

The following summarizes acquisitions, strategic investments, and dispositions made by us during the years ended December 31, 2002, 2001 and 2000.

2002 Transactions

During the third quarter ended September 30, 2002, we entered into an agreement, subject to certain contingency provisions, to sell a corporate facility building in Trumbull, Connecticut. Accordingly, pursuant to SFAS No. 144, we recorded a pretax $2.4 million estimated loss on assets held for sale consisting entirely of non-cash write-downs of building and building improvements. The carrying value of these assets after the write-downs was $7.7 million as of December 31, 2002. The effect of the suspension of the depreciation on this corporate facility building was immaterial for the year ended December 31, 2002. We expect the sale to close no later than September 30, 2003. This corporate facility building stopped being used in our operations during 2001.

Effective July 1, 2002, we sold our claims processing subsidiary, EOS Claims Services, Inc. (EOS Claims), to Tristar Insurance Group, Inc. (Tristar). In connection with the sale, we received $500,000 in cash, and also entered into a Payor Services Agreement.

Under the Payor Services Agreement, Tristar has agreed to exclusively use EOS Managed Care Services, Inc. (one of our remaining subsidiaries) for various managed care services to its customers and clients. We estimated and recorded a $2.6 million pretax loss on the sale of EOS Claims during the second quarter ended June 30, 2002. EOS Claims had total revenues of $7.2 million and income before income taxes of $0.1 million for the year ended December 31, 2002, total revenues of $15.3 million and loss before income taxes of $3.2 million for the year ended December 31, 2001 and total revenues of $19.0 million and loss before income taxes of $3.1 million for the year ended December 31, 2000.

As of the date of sale, EOS Claims had no net equity after dividends to its parent company and the goodwill impairment charge taken upon adoption of SFAS No. 142 in the first quarter ended March 31, 2002. EOS Claims revenue through the date of the sale was reported as part of other income on the consolidated statements of operations.

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

During 2002, we entered into various agreements with external third parties in connection with this service capability. We entered into marketing and stock issuance agreement with NaviMedix, Inc. (NaviMedix), a provider of online solutions connecting health plans, physicians and hospitals. In exchange for providing general assistance and advice to NaviMedix, we received 800,000 shares of NaviMedix common stock and the right to receive an additional 100,000 earnout shares for each $1 million in certain NaviMedix gross revenues generated during an annualized six-month measurement period.

In March 2002, we entered into an assignment, assumption and bonus option agreement with CSMS-IPA pursuant to which CSMS-IPA received 32,000 shares or 4% of the NaviMedix shares that we received and the right to receive 4% of any of the earnout shares we may realize. Under the agreement, CSMS-IPA is also entitled to receive up to an additional 8.2% of the earnout shares from us depending on the proportion of NaviMedix gross revenue that is generated in Connecticut.

In March 2002, we entered into a cooperation agreement with CSMS-IPA pursuant to which we jointly designate and agree to evaluate connectivity vendors for CSMS-IPA members.

NaviMedix provides connectivity services to our subsidiary, Health Net of the Northeast, Inc. under a three-year term which expires in 2004.

2001 Transactions

Effective August 1, 2001, we sold our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc. (the Plan), to Florida Health Plan Holdings II, L.L.C. In connection with the sale, we received $23 million in cash and approximately $26 million in a secured six-year note bearing 8% interest per annum for which we recorded a full reserve. We also sold the corporate facility building used by our Florida health plan to DGE Properties, LLC for $15 million, payable by a secured five-year note bearing 8% interest per annum. We estimated and recorded a $72.4 million pretax loss on the sales of our Florida health plan and the related corporate facility building during the second quarter ended June 30, 2001.

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

The maximum liability under the Reinsurance Agreement of $28 million was reported as part of loss on assets held for sale as of June 30, 2001, since this was our best estimate of our probable obligation under this arrangement. As the reinsured claims are submitted to FHAC, the liability is reduced by the amount of claims paid. As of December 31, 2002, we have paid out $20.3 million under this agreement.

The SPA included an indemnification obligation for all pending and threatened litigation as of the closing date and certain specific provider contract interpretation or settlement disputes. During the year ended December 31, 2002, we paid $5.7 million in settlements on certain indemnified items. At this time, we believe that the estimated liability related to the remaining indemnified obligations on any pending or threatened litigation and the specific provider contract disputes will not have a material impact to the financial condition, results of operations or liquidity of the Company.

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

The true-up process has not been finalized and we do not have sufficient information regarding the true-up adjustments to assess probability or estimate any adjustment to the recorded loss on the sale of the Plan as of December 31, 2002.

The Florida health plan, excluding the $72.4 million loss on net assets held for sale, had premium revenues of $339.7 million and a loss before income taxes of $11.5 million and premium revenues of $505.3 million and a net loss of $33.4 million for the years ended December 31, 2001 and 2000, respectively. At the date of sale, the Florida health plan had $41.5 million in net equity. The Florida health plan was reported as part of our Health Plan Services reportable segment.

2000 Transactions

We sold a property in California and received cash proceeds of $3.5 million and recognized a gain of $1.1 million, before taxes.

During 1999, we completed the sale of our HMO operations in Washington. As part of the final sales true-up adjustment, we recorded a loss on the sale of our Washington HMO operations of $1.5 million, before taxes, during 2000.

In 1995, we entered into a five-year tax retention operating lease for the construction of various health care centers and a corporate facility. Upon expiration in May 2000, the lease was extended for four months through September 2000 whereupon we settled our obligations under the agreement and purchased the leased properties which were comprised of three rental health care centers and a corporate facility for $35.4 million. The health care centers are held as investment rental properties and are included in other noncurrent assets. The corporate facility building used by our Florida health plan was sold to DGE Properties LLC concurrent with the sale of our Florida health plan. The buildings are being depreciated over a remaining useful life of 35 years.

Beginning in 2000, we provided funding in the amount of approximately $13.4 million in exchange for preferred stock and notes in MedUnite, Inc., an independent company, funded and organized by seven major managed health care companies. MedUnite, Inc. provides online internet provider connectivity services including eligibility information, referrals, authorizations, claims submission and payment. The funded amounts were included in other noncurrent assets. Effective December 31, 2002, MedUnite, Inc. was sold. As a result of the sale, our original investments were exchanged for $1 million in cash and $2.6 million in notes. Accordingly, we wrote off the original investments of $13.4 million less the $1 million cash received and recognized an impairment charge of $12.4 million on December 31, 2002 which included an allowance against the full value of the notes (see Note 15).

NOTE 5—Investments

As of December 31, the amortized cost, gross unrealized holding gains and losses and fair value of our available-for-sale investments were as follows:

	2002
(Amounts in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
Mortgage-backed securities	$330,710	$4,553	$(241)	$335,022
Asset-backed securities	32,450	92	—	32,542
U.S. government and agencies	394,990	4,309	(1)	399,298
Obligations of states and other political subdivisions	60,521	1,815	—	62,336
Corporate debt securities	169,161	7,733	(1)	176,893
Other securities	2,814	153	(83)	2,884

	$990,646	$18,655	$(326)	$1,008,975

	2001
(Amounts in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
Mortgage-backed securities	$317,226	$2,469	$(796)	$318,899
U.S. government and agencies	245,260	2,399	(332)	247,327
Obligations of states and other political subdivisions	63,737	668	(290)	64,115
Corporate debt securities	211,988	1,366	(1,268)	212,086
Other securities	16,123	364	(2,354)	14,133

	$854,334	$7,266	$(5,040)	$856,560

As of December 31, 2002, the contractual maturities of our available-for-sale investments were as follows:

(Amounts in thousands)	Cost	Estimated Fair Value
Due in one year or less	$92,035	$92,611
Due after one year through five years	454,021	465,421
Due after five years through ten years	58,486	59,859
Due after ten years	52,770	53,367
Mortgage-backed securities	330,710	335,022
Equity securities (no maturity)	2,624	2,695

Total available for sale	$990,646	$1,008,975

Proceeds from sales of investments available for sale during 2002 were $347.9 million, resulting in realized gains and losses of $8.8 million and $2.2 million, respectively. Proceeds from sales of investments available for sale during 2001 were $246.6 million, resulting in realized gains and losses of $3.8 million and $2.4 million, respectively. Proceeds from sales of investments available for sale during 2000 were $31.9 million, resulting in realized gains and losses of $.04 million and $.1 million, respectively.

NOTE 6—Property and Equipment

Property and equipment comprised the following as of December 31:

(Amounts in thousands)	2002	2001
Land	$13,182	$15,100
Internal use software and leasehold improvements under development	9,875	14,315
Buildings and improvements	87,275	91,409
Furniture, equipment and software	478,406	511,090

	588,738	631,914
Less accumulated depreciation	389,520	378,851

	$199,218	$253,063

NOTE 7—Financing Arrangements

Senior notes payable, revolving credit facility and capital leases and other financing arrangements comprised the following as of December 31:

(Amounts in thousands)	2002	2001
Senior notes payable—noncurrent	$398,821	$398,678

Revolving credit facility, unsecured	—	195,000
Capital leases	—	182

Total credit facility and capital leases	$—	$195,182

The weighted average annual interest rate on our financing arrangements was approximately 7.6%, 7.1% and 7.9% for the years ended December 31, 2002, 2001 and 2000, respectively.

Senior Notes Payable

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

The Senior Notes are redeemable, at our option, at a price equal to the greater of (A) 100% of the principal amount of the Senior Notes to be redeemed; (B) and the sum of the present values of the remaining scheduled payments on the Senior Notes to be redeemed consisting of principal and interest, exclusive of interest accrued through the date of redemption, at the rate in effect on the date of calculation of the redemption price, discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable treasury yield plus 40 basis points plus accrued interest to the date of redemption.

Scheduled principal repayment on the senior notes payable for the next five years is as follows (amounts in thousands):

Contractual Cash Obligations	Total	2003	2004	2005	2006	2007	Thereafter
Senior notes	$400,000	—	—	—	—	—	$400,000

Revolving Credit Facility

On June 28, 2001, we entered into credit agreements for two new revolving syndicated credit facilities with Bank of America, N.A. as administrative agent, that replaced our previous credit facility. The new facilities, provide for an aggregate of $700 million in borrowings, consisting of a $175 million 364-day revolving credit facility and a $525 million five-year revolving credit and competitive advance facility. Under the five-year facility, we can obtain letters of credit in an aggregate amount of up to $200 million. The 364-day credit facility was amended on June 27, 2002, to extend the existing credit agreement for an additional 364-day period. We must repay all borrowings under the 364-day credit facility by June 26, 2003, unless the Company avails itself of a two-year term-out option in the 364-day credit facility. The five-year credit facility expires in June 2006, and we must repay all borrowings under the five-year credit facility by June 28, 2006. The five-year credit facility may be extended at our request under certain circumstances for up to two twelve-month periods. Swingline loans under the five-year credit facility are subject to repayment within seven days. Committed loans under the credit facilities bear interest at a rate equal to either (1) the greater of the federal funds rate plus 0.5% and the applicable prime rate or (2) LIBOR plus a margin that depends on our senior unsecured credit rating. Loans obtained through the bidding process bear interest at a rate determined in the bidding process. The credit agreements provide for acceleration of repayment of indebtedness under the credit facilities upon the occurrence of customary events of default such as failing to pay any principal or interest when due; providing materially incorrect representations; failing to observe any covenant or condition; judgments against us involving in the aggregate an unsecured liability of $25 million or more not paid, vacated, discharged, stayed or bonded pending appeal within 60 days of the final order; our non-compliance with any material terms of HMO or insurance regulations pertaining to fiscal soundness and not cured or waived within 30 days, solvency or financial condition; the occurrence of specified adverse events in connection with any employee pension benefit plan of ours; our failure to comply with the terms of other indebtedness with an aggregate amount exceeding $40 million such that the other indebtedness can be or is accelerated; or a change in control. As of December 31, 2002, we had no outstanding balances under these credit facilities. The maximum amount outstanding under the facilities during 2002 was $120 million and the maximum commitment level is $700 million as of December 31, 2002. The credit agreements contain negative covenants, including financial covenants that impose performance requirements on our operations and other covenants, including, among other things, limitations on incurrence of indebtedness by subsidiaries of Health Net, Inc. As of December 31, 2002, we were in compliance with the covenants of the credit facilities.

The previous credit facility for $1.5 billion was established in July 1997 with Bank of America (as Administrative Agent for the

Lenders thereto, as amended in April, July, and November 1998, March 1999, and September 2000 (the Amendments)). At our election, and subject to customary covenants, loans were initiated on a bid or committed basis and carried interest at offshore or domestic rates, at the applicable LIBOR Rate plus margin or the bank reference rate. Actual rates on borrowings under the credit facility varied, based on competitive bids and our unsecured credit rating at the time of the borrowing. The maximum amount outstanding under the previous credit facility during 2001 was $766 million.

NOTE 8—Stock Option and Employee Stock Purchase Plans

We have various stock option plans which cover certain employees, officers and non-employee directors, and an employee stock purchase plan under which substantially all of our full-time employees are eligible to participate. The stockholders have approved these plans except for the 1998 Stock Option Plan which was adopted by our Board of Directors. During 2002, the stockholders approved the 2002 Stock Option Plan. During 2002, we issued 80,000 shares of restricted stock (see Note 3). During the second quarter ended June 30, 2002, certain option grants under the 1997 and 1998 plans became vested as a result of our stock attaining a closing market price of $25 for 20 consecutive trading days pursuant to an acceleration clause in the plans.

Under our various employee stock option plans and our non-employee director stock option plan, we grant options at prices at or above the fair market value of the stock on the date of grant. The options carry a maximum term of up to 10 years and in general vest ratably over three to five years, except for certain option grants under the 1997 and 1998 plans where vesting is accelerated by virtue of attaining certain performance targets. We have reserved a total of 21.9 million shares of our Class A Common Stock for issuance under the stock option plans. As of December 31, 2002, 3.0 million outstanding options had accelerated vesting provisions.

Under our Employee Stock Purchase Plan, we provide employees with the opportunity to purchase stock through payroll deductions. Eligible employees may purchase on a monthly basis our Class A Common Stock at 85% of the lower of the market price on either the first or last day of each month.

Stock option activity and weighted average exercise prices for the years ended December 31 are presented below:

	2002		2001		2000
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1	13,106,184	$18.25	12,219,782	$17.83	12,284,417	$20.47
Granted	4,873,731	23.74	5,439,036	22.79	3,932,353	9.54
Exercised	(3,504,250)	13.57	(820,247)	11.52	(314,384)	17.73
Canceled	(1,707,816)	21.40	(3,732,387)	25.05	(3,682,604)	17.86

Outstanding at December 31	12,767,849	$21.06	13,106,184	$18.25	12,219,782	$17.83

Exercisable at December 31	5,567,079		3,364,436		4,890,364

The following table summarizes the weighted average exercise price and weighted average remaining contractual life for significant option groups outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.69 -$11.63	1,547,883	5.50	$8.77	1,109,735	$9.26
12.00 -12.94	1,407,739	1.96	12.93	1,407,406	12.93
13.81 -22.63	1,585,851	8.11	20.75	381,253	18.07
22.64 -22.88	2,345,663	9.48	22.64	37,500	22.80
23.02	3,091,203	7.49	23.02	1,246,879	23.02
23.49 -36.25	2,789,510	6.94	28.99	1,384,306	31.33

$6.69 -$36.25	12,767,849	6.95	$21.06	5,567,079	$19.45

NOTE 9—Capital Stock

We have two classes of Common Stock. Our Class B Common Stock has the same economic benefits as our Class A Common Stock but is non-voting. As of December 31, 2002, there were 120,642,000 shares of our Class A Common Stock outstanding and no shares of our Class B Common Stock outstanding.

Shareholder Rights Plan

On May 20, 1996, our Board of Directors declared a dividend distribution of one right (a Right) for each outstanding share of our Class A Common Stock and Class B Common Stock (collectively, the Common Stock), to stockholders of record at the close of business on July 31, 1996 (the Record Date). Our Board of Directors also authorized the issuance of one Right for each share of Common Stock issued after the Record Date and prior to the earliest of the “Distribution Date,” the Rights separate from the Common Stock under the circumstances described below and in accordance with the provisions of the Rights Agreement, as defined below, the redemption of the Rights, and the expiration of the Rights and in certain other circumstances. Rights will attach to all Common Stock certificates representing shares then outstanding and no separate Rights Certificates will be distributed. Subject to certain exceptions contained in the Rights Agreement (as amended), the Rights will separate from the Common Stock following any person, together with its affiliates and associates (an Acquiring Person), becoming the beneficial owner of 15% or more of the outstanding Class A Common Stock, the commencement of a tender or exchange offer that would result in any person, together with its affiliates and associates, becoming the beneficial owner of 15% or more of the outstanding Class A Common Stock or the determination by the Board of Directors that a person, together with its affiliates and associates, has become the beneficial owner of 10% or more of the Class A Common Stock and that such person is an “Adverse Person,” as defined in the Rights Agreement.

The Rights will first become exercisable on the Distribution Date and will expire on July 31, 2006, unless earlier redeemed by us as described below. Except as set forth below and subject to adjustment as provided in the Rights Agreement, each Right entitles its registered holder, upon the occurrence of a Distribution Date, to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock, at a price of $170.00 per one-thousandth share.

Subject to certain exceptions contained in the Rights Agreement, in the event that any person shall become an Acquiring Person or be declared an Adverse Person, then the Rights will “flip-in” and entitle each holder of a Right, other than any Acquiring Person or Adverse Person, to purchase, upon exercise at the then-current exercise price of such Right, that number of shares of Class A Common Stock having a market value of two times such exercise price.

In addition and subject to certain exceptions contained in the Rights Agreement, in the event that we are acquired in a merger or other business combination in which the Class A Common Stock does not remain outstanding or is changed or 50% of our assets or earning power is sold or otherwise transferred to any other person, the Rights will “flip-over” and entitle each holder of a Right, other than an Acquiring Person or an Adverse Person, to purchase, upon exercise at the then-current exercise price of such Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times such exercise price.

We may redeem the rights until the earlier of 10 days following the date that any person becomes the beneficial owner of 15% or more of the outstanding Class A Common Stock and the date the Rights expire at a price of $.01 per Right.

We entered into Amendment No. 1 to the Rights Agreement to exempt the FHS Combination and related transactions from triggering the separation of the Rights. In addition, the amendment modified certain terms of the Rights Agreement applicable to the determination of certain “Adverse Persons.”

In 2001, we entered into Amendment No. 2 to the Rights Agreement. The amendment provides that certain passive institutional investors that beneficially own less than 17.5% of the outstanding shares of our common stock shall not be deemed to be “Acquiring Persons,” as defined in the Rights Agreement. The amendment also provides, among other things, for the appointment of Computershare Investor Services, L.L.C. as the Rights Agent.

Stock Repurchase Program

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock. As of December 31, 2002, we had repurchased an aggregate of 6,669,600 shares of our Class A Common Stock under this repurchase program for aggregate consideration of approximately $163.7 million. Share repurchases are made under this repurchase program from time to time through open market purchases or through privately negotiated transactions.

NOTE 10—Employee Benefit Plans

Defined Contribution Retirement Plans

We and certain of our subsidiaries sponsor defined contribution retirement plans intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Participation in the plans is available to substantially all employees who meet certain eligibility requirements and elect to participate. Employees may contribute up to the maximum limits allowed by Sections 401(k) and 415 of the Code, with Company contributions based on matching or other formulas. Our expense under these plans totaled $9.4 million, $8.4 million and $8.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Deferred Compensation Plans

Effective May 1, 1998, we adopted a deferred compensation plan pursuant to which certain management and highly compensated employees are eligible to defer between 5% and 90% of their regular compensation and between 5% and 100% of their bonuses, and non-employee Board members are eligible to defer up to 100% of their directors compensation. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account. Certain employee deferrals are invested through a trust.

Prior to May 1997, certain members of management, highly compensated employees and non-employee Board members were permitted to defer payment of up to 90% of their compensation under a prior deferred compensation plan (the Prior Plan). The Prior Plan was frozen in May 1997 at which time each participant’s account was credited with three times the 1996 Company match (or a lesser amount for certain participants) and each participant became 100% vested in all such contributions. The current provisions with respect to the form and timing of payments under the Prior Plan remain unchanged.

As of December 31, 2002 and 2001, the liability under these plans amounted to $32.0 million and $29.6 million, respectively. These liabilities are included in other noncurrent liabilities on our consolidated balance sheets. The trust assets are not held in investments elected by participants. Deferred compensation expense is recognized for the amount of earnings or losses credited to participant accounts. Our expense under these plans totaled $1.6 million, $1.4 million and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Pension and Other Postretirement Benefit Plans

Retirement Plans —We have an unfunded non-qualified defined benefit pension plan, the Supplemental Executive Retirement Plan (adopted in 1996). This plan covers key executives, as selected by the Board of Directors, and non-employee directors. Benefits under the plan are based on years of service and level of compensation.

Postretirement Health and Life Plans —Certain of our subsidiaries sponsor postretirement defined benefit health care plans that provide postretirement medical benefits to directors, key executives, employees and dependents who meet certain eligibility requirements. Under these plans, we pay a percentage of the costs of medical, dental and vision benefits during retirement. The plans include certain cost-sharing features such as deductibles, co-insurance and maximum annual benefit amounts which vary based principally on years of credited service.

SFAS No. 132 “Employers’ Disclosures about Pension and Other Postretirement Benefits” (SFAS No. 132), revised and standardized employers’ disclosures about pension and other postretirement benefit plans. We disclosed the information required by SFAS No. 132 by aggregating retirement plans into the “Pension Benefits” category and postretirement plans into the “Other Benefits” category.

The following table sets forth the plans’ funded status and amounts recognized in our financial statements:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$16,980	$14,174	$5,209	$6,446
Service cost	836	1,132	316	221
Interest cost	969	1,031	369	331
Plan amendments	—	—	—	(1,626)
Benefits paid	(738)	(725)	(217)	(161)
Actuarial (gain) loss	(3,081)	1,368	1,053	(2)

Projected benefit obligation, end of year	$14,966	$16,980	$6,730	$5,209

Change in fair value of plan assets:
Plan assets, beginning of year	$—	$—	$—	$—
Employer contribution	738	725	217	161
Benefits paid	(738)	(725)	(217)	(161)

Plan assets, end of year	$—	$—	$—	$—

Funded status of plans	$(14,966)	$(16,980)	$(6,730)	$(5,209)
Unrecognized prior service cost	3,581	4,040	285	315
Unrecognized gain	(3,763)	(956)	(170)	(1,345)

Net amount recognized as accrued benefit liability	$(15,148)	$(13,896)	$(6,615)	$(6,239)

We have multiple postretirement medical benefit plans. The Health Net plan is non-contributory for employees retired prior to December 1, 1995 who have attained the age of 62; employees retiring after December 1, 1995 who have attained age 62 contribute from 25% to 100% of the cost of coverage depending upon years of service. We have two other benefit plans that we have acquired as part of the acquisitions made in 1997. One of the plans is frozen and non-contributory, whereas the other plan is contributory by certain participants.

The components of net periodic benefit costs for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
	(Amounts in thousands)
Service cost	$836	$1,132	$1,174	$316	$221	$595
Interest cost	969	1,031	972	369	331	388
Amortization of prior service cost	459	459	469	31	31	(6)
Amortization of unrecognized gain	(274)	(141)	(165)	(122)	(168)	(82)

	1,990	2,481	2,450	594	415	895
Subsidiary plan curtailment credit	—	—	—	—	(2,176)	—

Net periodic benefit expense (income)	$1,990	$2,481	$2,450	$594	$(1,761)	$895

One of our subsidiaries recorded a curtailment gain of $2,176,000 during the year ended December 31, 2001 due to termination of certain benefits in accordance with plan amendments.

The weighted average annual discount rate assumed was 6.5% and 7.0% for the years ended December 31, 2002 and 2001, respectively, for both pension plan benefit plans and other postretirement benefit plans. Weighted average compensation increases of between 2.0% to 6.0% for the years ended December 31, 2002 and 2001 were assumed for the pension benefit plans.

For measurement purposes, depending upon the type of coverage offered, an 11.0% to 15.0% annual rate of increase in the per capita cost covered health care benefits was assumed for 2002, and 7.0% to 8.5% was assumed for 2001. These rates were assumed to decrease gradually to between 5.0% to 5.5% in 2009 for 2002 and to between 5.0% and 5.5% in 2008 for 2001.

A one percentage point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2002:

(Amounts in thousands)	1-percentage point increase	1-percentage point decrease
Effect on total of service and interest cost	$106	$(85)
Effect on postretirement benefit obligation	$920	$(753)

We have no minimum pension liability adjustment to be included in comprehensive income.

NOTE 11—Income Taxes

Significant components of the provision for income taxes are as follows for the years ended December 31:

(Amounts in thousands)	2002	2001	2000
Current:
Federal	$82,085	$1,776	$18,459
State	15,433	16,254	10,349

Total current	97,518	18,030	28,808

Deferred:
Federal	9,987	38,143	64,644
State	9,869	(8,634)	5,672

Total deferred	19,856	29,509	70,316

Total provision for income taxes	$117,374	$47,539	$99,124

A reconciliation of the statutory federal income tax rate and the effective income tax rate on income is as follows for the years ended December 31:

	2002	2001	2000
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax effect	4.7	3.7	4.0
Tax exempt interest income	(0.1)	(1.2)	(0.9)
Goodwill and intangible assets amortization	0.1	6.4	3.3
Examination settlements	(6.0)	(7.7)	(2.3)
Other, net	(0.3)	0.8	(1.4)

Effective income tax rate	33.4%	37.0%	37.7%

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

(Amounts in thousands)	2002	2001
DEFERRED TAX ASSETS:
Accrued liabilities	$55,633	$50,515
Insurance loss reserves and unearned premiums	5,019	4,953
Tax credit carryforwards	834	3,154
Accrued compensation and benefits	29,548	37,480
Net operating loss carryforwards	42,492	52,128
Other	13,513	10,391

Deferred tax assets before valuation allowance	147,039	158,621
Valuation allowance	(16,664)	(16,813)

Net deferred tax assets	$130,375	$141,808

DEFERRED TAX LIABILITIES:
Depreciable and amortizable property	$40,840	$35,810
Other	14,389	5,255

Deferred tax liabilities	$55,229	$41,065

In 2002, 2001 and 2000, income tax benefits attributable to employee stock option transactions of $18.2 million, $2.8 million and $0.5 million, respectively, were allocated to stockholders’ equity.

As of December 31, 2002, we had federal and state net operating loss carryforwards of approximately $96.7 million and $165.8 million, respectively. The net operating loss carryforwards expire between 2003 and 2019. Limitations on utilization may apply to approximately $36.4 million and $65.6 million of the federal and state net operating loss carryforwards, respectively. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits.

NOTE 12—Regulatory Requirements

All of our health plans as well as our insurance subsidiaries are required to periodically file financial statements with regulatory agencies in accordance with statutory accounting and reporting practices. Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended, California plans must comply with certain minimum capital or tangible net equity requirements. Our non-California health plans, as well as our health and life insurance companies, must comply with their respective state’s minimum regulatory capital requirements and, in certain cases, maintain minimum investment amounts for the restricted use of the regulators which, as of December 31, 2002 and 2001, totaled $5.6 million and $5.9 million, respectively. Short-term investments held by trustees or agencies pursuant to state regulatory requirements were $109.1 million and $86.1 million as of December 31, 2002 and 2001, respectively. Also, under certain government regulations, certain subsidiaries are required to maintain a current ratio of 1:1 and to meet other financial standards.

As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to us. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends which can be paid by the insurance company subsidiaries to us without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. Management believes that as of December 31, 2002, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

NOTE 13—Commitments and Contingencies

LEGAL PROCEEDINGS

SUPERIOR NATIONAL INSURANCE GROUP, INC.

We and our former wholly-owned subsidiary, Foundation Health Corporation (FHC), which merged into Health Net, Inc. in January 2001, were named in an adversary proceeding, Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc. (M&R), filed on April 28, 2000, in the United States Bankruptcy Court for the Central District of California, case number SV00-14099GM. The lawsuit relates to the 1998 sale of Business Insurance Group, Inc. (BIG), a holding company of workers’ compensation insurance companies operating primarily in California, by FHC to Superior National Insurance Group, Inc. (Superior).

On March 3, 2000, the California Department of Insurance seized BIG and Superior’s other California insurance subsidiaries. On April 26, 2000, Superior filed for bankruptcy. Two days later, Superior filed its lawsuit against us, FHC and M&R. Superior alleges in the lawsuit that:

•	the BIG transaction was a fraudulent transfer under federal and California bankruptcy laws in that Superior did not receive reasonably equivalent value for the $285 million in consideration paid for BIG;

•	we, FHC and M&R defrauded Superior by making misstatements as to the adequacy of BIG’s reserves;

•	Superior is entitled to rescind its purchase of BIG;

•	Superior is entitled to indemnification for losses it allegedly incurred in connection with the BIG transaction;

•	FHC breached the stock purchase agreement relating to the sale of BIG; and

•	we and FHC were guilty of California securities laws violations in connection with the sale of BIG.

Superior seeks $300 million in compensatory damages, unspecified punitive damages and the costs of the action, including attorneys’ fees. In discovery, Superior has offered testimony as to various damages claims, ranging as high as $408 million plus unspecified amounts of punitive damages. We dispute all of Superior’s claims, including the entire amount of damages claimed by Superior.

On August 1, 2000, a motion filed by us and FHC to remove the lawsuit from the jurisdiction of the Bankruptcy Court to the United States District Court for the Central District of California was granted. Pursuant to a June 12, 2002 intra-district transfer order, the lawsuit was transferred to Judge Percy A. Anderson. On August 23, 2002, pursuant to a stipulation filed by Superior and M&R, Superior dismissed all of its claims against M&R. On December 5, 2002, however, Judge Anderson recused himself and issued a second intra-district transfer order. The lawsuit is now pending in the District Court under case number SACV-00-658 (GLT)(MLG) before Judge Gary L. Taylor. We and Superior are completing discovery and are engaged in pretrial motions. On December 20, 2002, Judge Taylor issued an order setting a discovery cutoff date of July 2, 2003 and a trial date to be held in November 2003.

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

FPA MEDICAL MANAGEMENT, INC.

Since May 1998, several complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. (FPA) at various times between February 3, 1997 and May 15, 1998. The complaints name as defendants FPA, certain of FPA’s auditors, us and certain of our former officers, and were filed in the following courts: United States District Court for the Southern District of California; United States Bankruptcy Court for the District of Delaware; and California Superior Court in the County of Sacramento. The complaints allege that we and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between us and FPA, about FPA’s business and about our 1997 sale of FPA common stock held by us. All claims against our former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. In early 2000, we filed a motion to dismiss all claims asserted against us in the consolidated federal class actions but have not formally responded to the other complaints. That motion has been withdrawn without prejudice and the consolidated federal class actions have been stayed pending resolution of matters in a related case in which we are not a party.

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

STATE OF CONNECTICUT V. PHYSICIANS HEALTH SERVICES, INC.

Physicians Health Services, Inc. (PHS), a subsidiary of ours, was sued on December 14, 1999 in the United States District Court in Connecticut by the Attorney General of Connecticut, Richard Blumenthal, acting on behalf of a group of state residents. The lawsuit was premised on the Federal Employee Retirement Income Security Act (“ERISA”) and alleged that PHS violated its duties under ERISA by managing its prescription drug formulary in a manner that served its own financial interest rather than those of plan beneficiaries. The suit sought to have PHS revamp its formulary system and to provide patients with written denial notices and instructions on how to appeal. PHS filed a motion to dismiss which asserted that the state residents the Attorney General purported to represent all received a prescription drug appropriate for their conditions and therefore suffered no injuries whatsoever, that his office lacked standing to bring the suit and that the allegations failed to state a claim under ERISA. On July 12, 2000, the court granted PHS’ motion and dismissed the action. On March 27, 2002, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of the action. On June 25, 2002, the plaintiff filed a petition requesting that the United States Supreme Court review the Second Circuit’s decision to affirm dismissal of the case. On October 7, 2002, the United States Supreme Court denied plaintiff’s petition for review. As a result, we believe the Company has no further exposure for this case.

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

Subscriber Track

The subscriber track includes the following actions involving us: Pay v. Foundation Health Systems, Inc . (filed in the Southern District of Mississippi on November 22, 1999), Romero v. Foundation Health Systems, Inc . (filed in the Southern District of Florida on June 23, 2000, as an amendment to a suit filed in the Southern District of Mississippi), State of Connecticut v. Physicians Health Services of Connecticut, Inc. (filed in the District of Connecticut on September 7, 2000), and Albert v. CIGNA Healthcare of Connecticut, Inc., et al . (including Physicians Health Services of Connecticut, Inc. and Foundation Health Systems, Inc.) (filed in the District of Connecticut on September 7, 2000). The Pay and Romero actions seek certification of nationwide class actions, unspecified damages and injunctive relief and allege that cost containment measures used by our health maintenance organizations, preferred provider organizations and point-of-service health plans violate provisions of the federal Racketeer Influenced and Corrupt Organizations Act (RICO) and ERISA. The Albert suit also alleges violations of ERISA and seeks certification of a nationwide class and unspecified damages and injunctive relief. The State of Connecticut action asserts claims against our subsidiary, Physicians Health Services of Connecticut, Inc., and us that are similar, if not identical, to those asserted in the previous lawsuit which, as discussed above, the United States Court of Appeals for the Second Circuit affirmed dismissal of on March 27, 2002.

We filed a motion to dismiss the lead subscriber track case, Romero v. Foundation Health Systems, Inc. , and on June 12, 2001, the court entered an order dismissing all claims in that suit brought against us with leave for the plaintiffs to re-file an amended complaint. On this same date, the court stayed discovery until after the court ruled upon motions to dismiss the amended complaints and any motions to compel arbitration. On June 29, 2001, the plaintiffs in Romero filed a third amended class action complaint which re-alleges causes of action under RICO, ERISA, common law civil conspiracy and common law unjust enrichment. The third amended class action complaint seeks unspecified compensatory and treble damages and equitable relief. On July 24, 2001, the court heard oral argument on class certification issues. On August 13, 2001, we filed a motion to dismiss the third amended complaint in Romero . On February 20, 2002, the court ruled on our motion to dismiss the third amended complaint in Romero . The court dismissed all claims against us except one ERISA claim. The court further ordered that plaintiffs may file amended complaints, but that no new plaintiffs or claims will be permitted without prior leave of the court. Both plaintiffs and defendants filed motions for reconsideration relating to various parts of the court’s dismissal order, which motions were denied. On March 25, 2002, the district court amended its February 20, 2002 dismissal order to include the following statement: “This Order involves a controlling question of law, namely, whether a managed-care subscriber who has not actually been denied care can state a claim under RICO, about which there is substantial ground for difference of opinion and an immediate appeal may materially advance the ultimate termination of this litigation.” On April 5, 2002, we joined in a petition to the United States Court of Appeals for the 11th Circuit for permission to appeal the question certified by the district court. On May 10, 2002, the 11th Circuit denied the petition. On June 26, 2002, the plaintiffs filed with the Court a notice that they will not file an amended complaint against the Company. Health Net filed its answer on July 26, 2002. On July 29, 2002, the Court ordered that the stay of discovery is lifted effective September 30, 2002.

On September 26, 2002, the Court denied plaintiff Romero’s motion for class certification. The Court initially scheduled plaintiff Romero’s individual case for trial in May 2003. On October 1, 2002, the Court issued an order referring plaintiff Romero’s individual case to mediation. On October 10, 2002, plaintiff Romero filed a motion requesting that the Court reconsider its decision to deny class certification. On November 25, 2002, the Court denied plaintiff Romero’s motion for reconsideration. The deadline for plaintiffs to appeal to the 11th Circuit the district court’s denial of class status expired on December 10, 2002. On January 16, 2003, the district court moved the trial date from May to September 2003.

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

On August 17, 2000, a complaint was filed in the United States District Court for the Southern District of Florida in Shane, the lead provider track action in MDL 1334. The complaint seeks certification of a nationwide class action on behalf of physicians and alleges that the defendant managed care companies’ methods of reimbursing physicians violate provisions of RICO, ERISA, certain federal regulations and various state laws. The action seeks unspecified damages and injunctive relief.

On September 22, 2000, we filed a motion to dismiss, or in the alternative to compel arbitration, in Shane. On December 11, 2000, the court granted in part and denied in part our motion to compel arbitration. Under the court’s December arbitration order, plaintiff Dennis Breen, the single named plaintiff to allege a direct contractual relationship with us in the August complaint, was compelled to arbitrate his direct claims against us. We filed an appeal in the United States Court of Appeals for the 11th Circuit seeking to overturn the portion of the district court’s December ruling that did not order certain claims to arbitration. On April 26, 2001, the court modified its December arbitration order and decided to retain jurisdiction over certain direct claims of plaintiff Breen relating to a single contract. On March 2, 2001, the District Court for the Southern District of Florida issued an order in Shane granting the dismissal of certain claims with prejudice and the dismissal of certain other claims without prejudice, and denying the dismissal of certain claims.

On March 26, 2001, a consolidated amended complaint was filed in Shane against managed care companies, including us. This consolidated complaint adds new plaintiffs, including Leonard Klay and the California Medical Association (who, as set forth below, had previously filed claims against the Company), and has, in addition to revising the pleadings of the original claims, added a claim under the California Business and Professions Code. On May 1, 2001, we filed a motion to compel arbitration in Shane of the claims of all individual plaintiffs that allege to have treated persons insured by us. On that same date, we filed a motion to dismiss this action. Preliminary discovery and briefing regarding the plaintiffs’ motion for class certification has taken place. On May 7, 2001, the court heard oral argument on class certification issues in Shane . On May 9, 2001, the court entered a scheduling order permitting further discovery. On May 14, 2001, Health Net joined in a motion for stay of proceedings in Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (00-1334-MD) in the United States District Court for the Southern District of Florida pending appeal in the 11th Circuit Court of Appeals. On June 17, 2001, the district court stayed discovery until after the district court ruled upon motions to dismiss and motions to compel arbitration. This order staying discovery also applied to other actions transferred to the district court by the Judicial Panel on Multidistrict Litigation, namely California Medical Association v. Blue Cross of California, Inc. et al., Klay v. Prudential Ins. Co. of America, et al., Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc., and Lynch v. Physicians Health Services of Connecticut, Inc. On June 25, 2001, the 11th Circuit Court of Appeals entered an order staying proceedings in the district court pending resolution of the appeals relating to the district court’s ruling on motions to compel arbitration. On March 14, 2002, the 11th Circuit affirmed the district court’s ruling on motions to compel arbitration. On March 25, 2002, the plaintiffs filed with the 11th Circuit a motion for relief from the stay. We joined in an opposition to plaintiff’s motion and joined a petition for rehearing of the arbitration issues before the entire 11th Circuit panel. On June 21, 2002, the 11th Circuit denied the petition for rehearing. Certain defendants filed a petition with the United States Supreme Court requesting review of a portion of the 11th Circuit’s decision to affirm the district court’s arbitration order. On July 12, 2002, the plaintiffs filed a motion requesting leave to amend their complaint. On July 29, 2002, the Court ordered that the stay of discovery is lifted effective September 30, 2002.

On September 26, 2002, the Court granted plaintiffs’ motion for class certification, initially scheduled trial to begin in May 2003, and granted plaintiffs’ request for leave to amend their complaint. The new complaint adds another managed care company as a defendant, adds the Florida Medical Society and the Louisiana Medical Society as plaintiffs, withdraws Dennis Breen as a named plaintiff, and adds claims under the New Jersey Consumer Fraud Act and the Connecticut Unfair Trade Practices Act against defendants other than Health Net. On October 1, 2002, the Court issued an order referring the lead provider track case to mediation.

On October 10, 2002, the defendants filed a petition requesting that the 11th Circuit review the district court’s order granting class status. That same day, the defendants also filed a motion requesting that the district court stay discovery pending ruling on the appeal by the 11th Circuit, and pending ruling by the district court on the defendants’ motion to dismiss and motions to compel arbitration. On October 15, 2002, the United States Supreme Court agreed to review a portion of the 11th Circuit’s decision to affirm the district court’s arbitration order. On October 25, 2002, Health Net requested that the district court stay discovery against it pending ruling by the Supreme Court on arbitration issues. The district court later denied this request. On October 18, 2002, the defendants filed a motion to dismiss the plaintiffs’ amended complaint. On November 6, 2002, the district court denied the defendants’ October 10, 2002 motion requesting a stay of discovery. On November 26, 2002, the plaintiffs filed a motion with the district court seeking leave to amend their complaint, which motion was denied. The district court has moved the trial date from May to December 2003.

On November 20, 2002, the 11th Circuit granted the defendants’ petition for review of the district court’s certification decision. On December 2, 2002, the defendants filed a motion with the 11th Circuit requesting that it stay discovery pending resolution of the class certification appeal. The 11th Circuit denied this motion. On December 30, 2002, defendants filed their brief with the 11th Circuit seeking reversal of the district court’s grant of class status.

The CMA action alleges violations of RICO, certain federal regulations and the California Business and Professions Code and seeks declaratory and injunctive relief, as well as costs and attorneys’ fees. As set forth above, on March 26, 2001, the California Medical Association was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action.

The Klay suit is a purported class action allegedly brought on behalf of individual physicians in California who provided health care services to members of the defendants’ health plans. The complaint alleges violations of RICO, ERISA, certain federal regulations, the California Business and Professions Code and certain state common law doctrines, and seeks declaratory and injunctive relief, and damages. As set forth above, on March 26, 2001, Leonard Klay was named as an additional plaintiff in the consolidated amended complaint filed in the Shane action.

The CSMS case was originally brought in Connecticut state court against Physicians Health Services of Connecticut, Inc. (PHS-CT) alleging violations of the Connecticut Unfair Trade Practices Act. The complaint alleges that PHS-CT engaged in conduct that was designed to delay, deny, impede and reduce lawful reimbursement to physicians who rendered medically necessary health care services to PHS-CT health plan members. The complaint, which is similar to others filed against us and other managed care companies, seeks declaratory and injunctive relief. On March 13, 2001, the Company removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the federal District Court of Connecticut consolidated this action and Lynch v. Physicians Health Services of Connecticut, Inc. , along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint.

The Lynch case was also originally filed in Connecticut state court. This case was purportedly brought on behalf of physician members of the Connecticut State Medical Society who provide health care services to PHS-CT health plan members pursuant to provider service contracts. The complaint alleges that PHS-CT engaged in improper, unfair and deceptive practices by denying, impeding and/or delaying lawful reimbursement to physicians. The complaint, similar to the complaint referred to above filed against PHS-CT on the same day by the Connecticut State Medical Society, seeks declaratory and injunctive relief and damages. On March 13, 2001, we removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the federal District Court of Connecticut consolidated this action and CSMS v. Physicians Health Services of Connecticut, Inc. , along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint.

On April 26, 2002, plaintiff John Ivan Sutter, M.D., P.A. filed an amended complaint in New Jersey state court joining Health Net of the Northeast, Inc. (Health Net of the Northeast), a subsidiary of ours, in an action originally brought against Horizon Blue Cross Blue Shield of New Jersey, Inc., CIGNA Healthcare of New Jersey, Inc. and CIGNA Corp (collectively known as CIGNA), United Healthcare of New Jersey, Inc. and United Healthcare Insurance Company and Oxford Health Plans, Inc. The complaint seeks certification of a statewide class of health-care providers who render or have rendered services to patients who are members of health care plans sponsored by the defendants.

Plaintiff alleges that the defendants engage in unfair and deceptive acts and practices which are designed to delay, deny, impede and reduce compensation to physicians. The complaint seeks unspecified damages and sets forth causes of action for breach of contract, breach of the implied duty of good faith and fair dealing, violations of the New Jersey Prompt Payment Act and the Healthcare Information Networks and Technologies Act (the HINT Act), reformation, violations of the New Jersey Consumer Fraud Act, unjust enrichment and conversion. On May 22, 2002, the New Jersey state court severed the action filed by Dr. Sutter into five separate cases, including an action against Health Net of the Northeast only. On May 24, 2002, Health Net of the Northeast removed the case against it to federal court. That same day, the CIGNA entities removed plaintiff Sutter’s action against them to federal court and the United Healthcare entities removed plaintiff Sutter’s action against them to federal court. Plaintiff moved to remand all of these cases to state court and the defendants moved to stay the cases pending ruling by the JPML as to whether these cases should be transferred to MDL 1334 for coordinated or consolidated pretrial proceedings. On July 9, 2002, the federal district court denied plaintiff’s motion to remand without prejudice, consolidated the cases against Health Net of the Northeast, the CIGNA entities, and the

United Healthcare entities into one case for pretrial proceedings, and stayed the case pending the JPML’s ruling on transfer to MDL 1334. On July 18, 2002, the JPML transferred this action to MDL 1334 for coordinated or consolidated pretrial proceedings. On September 23, 2002, plaintiff filed in the MDL proceeding a motion to remand to state court. On November 5, 2002, defendants moved to suspend briefing on remand. The district court denied this motion on November 18, 2002, and remand briefing was completed on December 30, 2002.

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

Miscellaneous Proceedings

We and certain of our subsidiaries are also parties to various other legal proceedings, many of which involve claims for coverage encountered in the ordinary course of our business. While the final outcome of these procedings cannot be determined at this time, based on information presently available, we believe that the final outcome of all such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our results of operations or financial condition.

Operating Leases and Other Commitments

We lease administrative office space under various operating leases. Certain leases contain renewal options and rent escalation clauses.

On September 30, 2000, Health Net of California, Inc. entered into an operating lease agreement to lease office space in Woodland Hills, California for substantially all of its operations. As of December 31, 2001, Health Net of California, Inc. completed its relocation into the new facilities. The new lease is for a term of 10 years. The total future minimum lease commitments under the lease are approximately $80.3 million.

In February 1999, we entered into a long-term service agreement for 10 years with an external third-party to receive mail order, network claims processing and other pharmacy benefit management services. Future minimum commitments are approximately $24 million and are included in the table below.

In December 1998, we entered into a long-term services agreement with an external third-party to provide call center operation services to our members for a period of 10 years. Future minimum commitments are approximately $37 million and are included in the table below.

These leases and service agreements are cancelable with substantial penalties.

Future minimum commitments for operating leases and service agreements as of December 31, 2002 are as follows:

(Amounts in thousands)
2003	$61,614
2004	54,286
2005	38,594
2006	32,930
2007	30,836
Thereafter	90,140

Total minimum commitments	$308,400

Rent expense totaled $55.7 million, $56.9 million and $49.8 million in 2002, 2001 and 2000, respectively. Service expense totaled $32.9 million, $19.9 million and $14.1 million in 2002, 2001 and 2000, respectively.

NOTE 14—Related Parties

One current director of the Company was a partner in a law firm which received legal fees totaling $0.2 million, $0.4 million and $0.3 million in 2002, 2001 and 2000, respectively. Such law firm is also an employer group of the Company from which the Company receives premium revenues at standard rates. This director retired from the law firm in 2000. One current director was an officer of IBM which the Company paid $6.9 million, $7.0 million and $16.7 million for products and services in 2002, 2001 and 2000, respectively. This director retired from IBM in 2000. This director is also a director of a temporary staffing company which the Company paid $1.9 million in 2000. Another current director is also a director of temporary staffing company which the Company paid $11,000 in 2001. Another current director is also a director of a travel services company which the company paid $16,000 in 2002.

A director of the Company was paid $70,000 in consulting fees in 2000 due to various services provided to the Company in connection with the closing of its operations in Pueblo, Colorado.

During 1998, three executive officers of the Company, in connection with their hire or relocation, received one-time loans from the Company aggregating $775,000 which ranged from $125,000 to $400,000 each. The loans accrue interest at the prime rate and each is payable upon demand by the Company in the event of a voluntary termination of employment of the respective officer or termination for cause. Of the loans made in 1998, $283,333, $283,334 and $125,000 were forgiven in 2000, 2001 and 2002, respectively. During 1999, three executive officers of the Company, in connection with their hire or relocation, received one-time loans from the Company aggregating $550,000 which ranged from $100,000 to $300,000 each. Two of the loans totaling $250,000 and a $60,000 portion of a third loan made during 1999 were forgiven by the Company in 2000, and $60,000 was forgiven by the Company in 2002. During 2001, two executive officers of the Company, in connection with their hire or relocation, received one-time loans from the Company aggregating $200,000. One of the loans totaling $150,000 was forgiven by the Company in 2002. The loans accrue interest at the prime rate and each is payable upon demand by the Company in the event of a voluntary termination of employment of the respective officer or termination for cause.

The principal and interest of the loans will be forgiven by the Company at varying times between one and five years after the date of hire or relocation of the respective officers in accordance with the terms of the respective loan agreements and the Sarbanes - Oxley Act of 2002. As of December 31, 2002, the aggregate outstanding principal balance of the remaining two loans was $230,000.

NOTE 15—Asset Impairment and Restructuring Charges

The following sets forth the principal components of asset impairment and restructuring charges for the years ended December 31:

(Amounts in thousands)	2002	2001	2000
Severance and benefit related costs	$—	$43.3	$—
Asset impairment costs	35.8	27.9	—
Investment write-offs	23.0	—	—
Real estate lease termination costs	—	5.1	—
Other costs	—	3.4	—

	58.8	79.7	—
Modifications to prior year restructuring plans	1.5	—	—

Total	$60.3	$79.7	$—

2002 CHARGES

During the fourth quarter ended December 31, 2002, pursuant to SFAS No. 144, we recognized $35.8 million of impairment charges stemming from purchased and internally developed software that were rendered obsolete as a result of our operations and systems consolidation process. In addition, beginning in the first quarter of 2003, internally developed software of approximately $13 million in carrying value will be subject to accelerated depreciation to reflect their revised useful lives as a result of our operations and systems consolidation.

Effective December 31, 2002, MedUnite, Inc., a health care information technology company, in which we had invested $13.4 million, was sold. As a result of the sale, our original investments were exchanged for $1 million in cash and $1.6 million in notes. Accordingly, we wrote off the original investments of $13.4 million less the $1 million cash received and recognized an impairment charge of $12.4 million on December 31, 2002 which included an allowance against the full value of the notes.

During the third quarter ended September 30, 2002, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), we evaluated the carrying value of our investments available for sale in CareScience, Inc. The common stock of CareScience, Inc. has been consistently trading below $1.00 per share since early September 2002 and is at risk of being delisted. As a result, we determined that the decline in the fair value of CareScience’s common stock was other than temporary. The fair value of these investments was determined based on quotations available on a securities exchange registered with the SEC as of September 30, 2002. Accordingly, we recognized a pretax $3.6 million write-down in the carrying value of these investments which was classified as asset impairment and restructuring charges during the third quarter ended September 30, 2002. Subsequent to the write-down, our new cost basis in our investment in CareScience, Inc. was $2.6 million as of September 30, 2002. Our remaining holdings in CareScience, Inc. are included in investments-available for sale on the consolidated balance sheets.

Pursuant to SFAS No. 115 and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures,” we evaluated the carrying value of our investments in convertible preferred stock and subordinated notes of AmCareco, Inc. arising from a previous divestiture of health plans in Louisiana, Oklahoma and Texas in 1999. Since August 2002, authorities in these states have taken various actions, including license denials and liquidation-related processes, that caused us to determine that the carrying value of these assets was no longer recoverable. Accordingly, we wrote off the total carrying value of our investment of $7.1 million which was included as a charge in asset impairment and restructuring charges during the third quarter ended September 30, 2002. Our investment in AmCareco had been included in other noncurrent assets on the consolidated balance sheets.

2001 CHARGES

The following table summarizes the charges we recorded in 2001:

	2001 Activity
(Amounts in thousands)	2001 Charges	Cash Payments	Non-cash	Balance at December 31, 2001	Expected Future Cash Outlays
Severance and benefit related costs	$43.3	$(20.5)	$—	$22.8	$22.8
Asset impairment costs	27.9	—	(27.9)	—	—
Real estate lease termination costs	5.1	(0.3)	—	4.8	4.8
Other costs	3.4	(0.4)	(2.3)	0.7	0.7

Total	$79.7	$(21.2)	$(30.2)	$28.3	$28.3

	2002 Activity
(Amounts in thousands)	Balance at December 31, 2001	Cash Payments	Non-cash	Modification	Balance at December 31, 2002	Expected Future Cash Outlays
Severance and benefit related costs	$22.8	$(24.3)	$—	$1.5	$—	$—
Real estate lease termination costs	4.8	(1.4)	—	—	3.4	3.4
Other costs	0.7	(0.7)	—	—	—	—

Total	$28.3	$(26.4)	$—	$1.5	$3.4	$3.4

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

Severance and Benefit Related Costs —During the third quarter ended September 30, 2001, we recorded severance and benefit related costs of $43.3 million related to enterprise-wide staff reductions, which costs were included in the 2001 Charge. These reductions include the elimination of approximately 1,517 positions throughout all functional groups, divisions and corporate offices within the Company. As of September 30, 2002, the termination of positions in connection with the 2001 Plan had been completed and we recorded a modification of $1.5 million to reflect an increase in the severance and related benefits in connection with the 2001 Plan from the initial amount of $43.3 million included in the 2001 Charge to a total of $44.8 million. No additional payments remain to be paid related to severance and benefit related costs included in the 2001 Charge.

Asset Impairment Costs —Pursuant to SFAS No. 121, we evaluated the carrying value of certain long-lived assets that were affected by the 2001 Plan. The affected assets were primarily comprised of information technology systems and equipment, software development projects and leasehold improvements. We determined that the carrying value of these assets exceeded their estimated fair values. The fair values of these assets were determined based on market information available for similar assets. For certain of the assets, we determined that they had no continuing value to us due to our abandoning certain plans and projects in connection with our workforce reductions.

Accordingly, we recorded asset impairment charges of $27.9 million consisting entirely of non-cash write-downs of equipment, building improvements and software application and development costs, which charges were included in the 2001 Charge. The carrying value of these assets was $6.9 million as of December 31, 2002.

The asset impairment charges of $27.9 million consist of $10.8 million for write-downs of assets related to the consolidation of four data centers, including all computer platforms, networks and applications into a single processing facility at our Hazel Data Center; $16.3 million related to abandoned software applications and development projects resulting from the workforce reductions, migration of certain systems and investments to more robust technologies; and $0.8 million for write-downs of leasehold improvements (see Note 16 for segment information).

Real Estate Lease Termination Costs —The 2001 Charge included charges of $5.1 million related to termination of lease obligations and non-cancelable lease costs for excess office space resulting from streamlined operations and consolidation efforts. Through December 31, 2002, we had paid $1.7 million of the termination obligations. The balance of the termination obligations of $3.4 million will be paid during the remainder of the respective lease terms through July of 2003.

Other Costs —The 2001 Charge included charges of $3.4 million related to costs associated with closing certain data center operations and systems and other activities which were completed and paid during in the first quarter ended March 31, 2002.

NOTE 16—Segment Information

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS No. 131), establishes annual and interim reporting standards for an enterprise’s reportable segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, reportable segments are to be defined on a basis consistent with reports used by our chief operating decision maker to assess performance and allocate resources. The Company’s reportable segments are business units that offer different products to different classes of customers.

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

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies, except intersegment transactions are not eliminated.

During the fourth quarter of 2002, changes we made in our organizational structure, in the interrelationships of our businesses and internal reporting resulted in changes to our reportable segments.

Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation as a result of changes in our organizational structure. See Notes 1 and 3.

Presented below are segment data for the three years in the period ended December 31 (amounts in thousands).

2002

	Health Plan Services	Government Contracts	Corporate And Other(1)	Total
Revenues from external sources	$8,581,658	$1,498,689	—	$10,080,347
Intersegment revenues	46,657	—	$(46,657)	—
Investment income	75,976	33	(10,799)	65,210
Other income	1,814	6	47,381	49,201
Interest expense	5,687	5	34,534	40,226
Depreciation and amortization	48,012	1,299	19,581	68,892
Asset impairment and restructuring charges	27,837	(1,676)	34,176	60,337
Loss on sale of businesses and properties	—	—	5,000	5,000
Segment profit (loss)	392,790	44,506	(20,064)	417,232
Segment assets	3,049,700	396,759	14,292	3,460,751

2001

	Health Plan Services	Government Contracts	Corporate And Other(1)	Total
Revenues from external sources	$8,575,012	$1,339,066	—	$9,914,078
Intersegment revenues	60,950	—	$(60,950)	—
Investment income	90,936	430	(12,581)	78,785
Other income	2,044	24	68,214	70,282
Interest expense	5,843	20	49,077	54,940
Depreciation and amortization	62,233	2,131	34,331	98,695
Asset impairment and restructuring charges	53,115	3,591	22,961	79,667
Loss on sale of businesses and properties	—	—	72,422	72,422
Segment profit (loss)	287,060	14,839	(21,329)	280,570
Segment assets	3,041,426	400,306	125,109	3,566,841

2000

	Health Plan Services	Government Contracts	Corporate And Other(1)	Total
Revenues from external sources	$7,609,625	$1,265,124	—	$8,874,749
Intersegment revenues	126,601	179	$(126,780)	—
Investment income	97,113	952	(7,978)	90,087
Other income	2,816	87	108,816	111,719
Interest expense	2,821	—	85,109	87,930
Depreciation and amortization	64,947	3,764	37,188	105,899
Loss on sale of businesses and properties	—	—	409	409
Segment profit (loss)	295,280	65,868	(97,992)	263,156
Segment assets	3,149,047	405,790	115,279	3,670,116

(1)	Includes intersegment eliminations and results from our corporate entities and employer services group subsidiary.

Prior to January 1, 2002, our basis of measurement of segment profit or loss was pretax income or loss after allocation of budgeted costs for our corporate shared services to each of our reportable segments, Health Plan Services and Government Contracts. Shared service expenses include costs for information technology, finance, operations and certain other administrative functions.

Beginning January 1, 2002, we implemented several initiatives to reduce our general and administrative (G&A) expenses. At that time, we changed our methodology from allocating budgeted costs to allocating actual expenses incurred for corporate shared services to more properly reflect segment costs. Our chief operating decision maker now uses the segment pretax profit or loss subsequent to the allocation of actual shared services expenses as its measurement of segment performance. We changed our methodology of determining segment pretax profit or loss to better reflect management’s revised view of the relative costs incurred proportionally by our reportable segments. Certain prior period balances have been reclassified to conform to our chief operating decision maker’s current view of segment pretax profit or loss.

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income before income taxes and cumulative effect of a change in accounting principle for the years ended December 31, 2002, 2001 and 2000 is as follows (amounts in thousands):

	2002	2001	2000
Total reportable segment profit	$437,296	$301,899	$361,148
Loss from corporate and other entities	(20,064)	(21,329)	(97,992)

	417,232	280,570	263,156
Asset impairment and restructuring charges	(60,337)	(79,667)	—
Net loss on assets held for sale and sale of businesses and properties	(5,000)	(72,422)	(409)

Income before income taxes and cumulative effect of a change in accounting principle as reported	$351,895	$128,481	$262,747

Loss from other corporate entities and employer services group subsidiary, which are not part of our Health Plan Services and Government Contracts reportable segments, are excluded from our measurement of segment performance. Other corporate entities include our facilities, warehouse, reinsurance and surgery center subsidiaries. Asset impairment, restructuring charges and net loss on assets held for sale and sale of businesses and properties are excluded from our measurement of segment performance since they are unusual items and are not managed within either of our reportable segments.

NOTE 17—Quarterly Information (Unaudited)

The following interim financial information presents the 2002 and 2001 results of operations as previously reported and as restated (see Note 2) on a quarterly basis (in thousands, except per share data).

2002 – As previously reported

	March 31	June 30	September 30	December 31
Total revenues	$2,469,818	$2,505,964	$2,577,650	$2,648,111
Income from operations before income taxes and cumulative effect of a change in accounting principle	89,841	97,237	104,567	64,850
Net income	49,814	64,735	69,024	45,053
BASIC EARNINGS PER SHARE
Net income	$0.40	$0.52	$0.55	$0.37
DILUTED EARNINGS PER SHARE
Net income	$0.40	$0.51	$0.55	$0.36

2002 – As restated

	March 31	June 30	September 30	December 31
Total revenues	$2,469,334	$2,505,250	$2,574,060	$2,646,114
Income from operations before income taxes and cumulative effect of a change in accounting principle	89,540	96,471	100,891	64,993
Net income	49,617	64,214	66,597	45,152
BASIC EARNINGS PER SHARE
Net income	$0.40	$0.51	$0.53	$0.37
DILUTED EARNINGS PER SHARE
Net income	$0.39	$0.50	$0.53	$0.36

2001 – As previously reported

	March 31	June 30	September 30	December 31
Total revenues	$2,488,124	$2,546,703	$2,544,939	$2,484,694
Income (loss) from operations before income taxes	67,328	(22,548)	3,691	88,879
Net income (loss)	42,415	(14,205)	2,326	55,993
BASIC EARNINGS (LOSS) PER SHARE
Net income (loss)	$0.35	$(0.12)	$0.02	$0.45
DILUTED EARNINGS (LOSS) PER SHARE
Net income (loss)	$0.34	$(0.12)	$0.02	$0.45

2001 – As restated

	March 31	June 30	September 30	December 31
Total revenues	$2,488,124	$2,546,703	$2,544,939	$2,483,379
Income (loss) from operations before income taxes	65,635	(23,674)	1,248	85,272
Net income (loss)	41,348	(14,914)	787	53,721
BASIC EARNINGS (LOSS) PER SHARE
Net income (loss)	$0.34	$(0.12)	$0.01	$0.43
DILUTED EARNINGS (LOSS) PER SHARE
Net income (loss)	$0.33	$(0.12)	$0.01	$0.43

PART III

Item 14. Controls and Procedures.

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

On February 11, 2004, we announced that, due to improper recording of workers’ compensation liabilities, operating leases and certain other items, we would restate our consolidated financial statements for 2002 and 2001 and for the first three quarters of 2003. For a detailed description of the restatements, see Note 2 to our consolidated financial statements contained in this Amended Annual Report on Form 10-K/A. Our independent auditors, in connection with their audit of our 2003 financial statements, have noted certain matters involving our internal control and its operation in connection with the improper recording of workers’ compensation liabilities and operating leases in the periods affected by the restatements that they consider to be reportable conditions under standards established by the American Institute of Certified Public Accountants and have advised us that, in their judgment, the reportable conditions constitute a material weakness under such standards.

Even before we received this communication from our independent auditors, we had instituted changes to our disclosure controls and procedures and to our internal control over financial reporting to provide greater assurance that we have mitigated the control deficiencies that resulted in the restatement of our financial statements. Such changes include, among other things, changes in our operating and accounting procedures to, among other things, provide more detailed reviews of estimation procedures for worker’s compensation liabilities and account properly for operating leases. We had also commenced the process of defining and implementing other changes to enhance our internal control over financial reporting and to ensure that our disclosure controls and procedures are effective at the reasonable assurance level. For example, we are in the process of defining and implementing enhanced communication practices to ensure that persons outside the finance department are aware that they must notify the finance department of any contractual or other financial commitment involving Health Net so that the finance department can determine whether any such commitment could give rise to a financial reporting obligation. In addition, we have initiated a reorganization of our finance department, including the hiring of additional senior level personnel, which we expect to complete by mid-2004. We believe that the process we have undertaken to address the factors that gave rise to the restatements constitutes an appropriate response to the reportable conditions discussed above.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In making this evaluation, we considered matters relating to the restatement of our consolidated financial statements for 2002 and 2001 and for the first three quarters of 2003, including the material weakness in our internal control over financial reporting. Our management, including our Chief Executive Officer and our Chief Financial Officer, believe that certain of the errors giving rise to restatement adjustments occurred because our control processes and procedures related to the matters underlying such adjustments were not effective during the periods in which the errors occurred. Our evaluation considered, among other things, the substantial process that was undertaken to ensure that all material adjustments necessary to correct the previously issued financial statements were recorded as part of the restatements, as well as the actions described above to enhance our internal control over financial reporting and our disclosure controls and procedures.

Based upon the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that, except as described above, our disclosure controls and procedures were effective at the reasonable assurance level as of the end of such period.

There were not any changes in the Company’s internal control over financial reporting (as such term is defined in Rules

13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2002 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as described above, in the first quarter of 2004, we instituted certain changes to our disclosure controls and procedures and to our internal control over financial reporting to provide greater assurance that we have mitigated the control deficiencies that resulted in the restatement of our financial statements.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements, Schedules and Exhibits

1. Financial Statements

The following consolidated financial statements and accompanying report thereon are filed as part of this Annual Report on Form 10-K/A (See Item 8):

Report of Independent Auditors

Consolidated balance sheets, as restated as of December 31, 2002 and 2001

Consolidated statements of operations, as restated for each of the three years in the period ended December 31, 2002

Consolidated statements of stockholders’ equity, as restated for each of the three years in the period ended December 31, 2002

Consolidated statements of cash flows, as restated for each of the three years in the period ended December 31, 2002

Notes to consolidated financial statements, as restated

2. Financial Statement Schedules

The following financial statement schedules and accompanying report thereon are filed as a part of this Annual Report on Form 10-K/A:

Schedule I—Condensed Financial Information of Registrant (Parent Company Only), as restated

Schedule II—Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto filed as part of this Annual Report on Form 10-K/A.

3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K/A or are incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated October 1, 1996, by and among Health Systems International, Inc., FH Acquisition Corp. and Foundation Health Corporation (filed as Exhibit 2.5 to the Company’s Registration Statement on Form S-4 (File No. 333-19273) on January 6, 1997 and incorporated herein by reference).

3.1	Fifth Amended and Restated Certificate of Incorporation of Health Net, Inc.(filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).

3.2	Eighth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

4.1	Form of Class A Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

4.2	Rights Agreement dated as of June 1, 1996 by and between Heath Systems International, Inc. and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 99.1 to the Company’s Registration Statement on Form 8-A (File No. 1-12718) on July 16, 1996 and incorporated herein by reference).

4.3	Amendment, dated as of October 1, 1996, to the Rights Agreement, by and between Health Systems International, Inc. and Harris Trust and Savings Bank (filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 1) (File No. 1-12718) on May 9, 2001 and incorporated herein by reference).

4.4	Second Amendment to Rights Agreement, dated as of May 3, 2001, by and among Health Net, Inc., Harris Trust and Savings Bank and Computershare Investor Services, L.L.C. (filed as Exhibit 3 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 1) (File No. 1-12718) on May 9, 2001 and incorporated herein by reference).

*10.1	Employment Letter Agreement between Foundation Health Systems, Inc. and Karin D. Mayhew dated January 22, 1999 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-12718) and incorporated herein by reference).

*10.2	Letter Agreement dated June 25, 1998 between B. Curtis Westen and Foundation Heath Systems, Inc. (filed as Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.3	Employment Letter Agreement dated July 3, 1996 between Jay M. Gellert and Health Systems International, Inc. (filed as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-12718) and incorporated herein by reference).

*10.4	Amended Letter Agreement between Foundation Health Systems, Inc. and Jay M. Gellert dated as of August 22, 1997 (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.5	Letter Agreement between Foundation Health Systems, Inc. and Jay M. Gellert dated as of March 2, 2000 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.6	Letter Agreement between Health Net, Inc. and Jay M. Gellert dated as of October 13, 2002 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.7	Employment Letter Agreement between Managed Health Network and Jeffrey J. Bairstow dated as of January 29, 1998 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.8	Employment Letter Agreement between Foundation Health Systems, Inc. and Steven P. Erwin dated March 11, 1998 (filed as Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.9	Employment Letter Agreement between Foundation Health Corporation and Gary S. Velasquez dated May 1, 1996 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.10	Employment Letter Agreement between Foundation Health Systems, Inc. and Cora Tellez dated November 16, 1998 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.11	Employment Letter Agreement between Health Net, Inc. and Timothy J. Moore, M.D. dated March 12, 2001 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-12718) and incorporated herein by reference).

*10.12	Employment Letter Agreement between Health Net, Inc. and Marvin P. Rich dated January 25, 2002 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

*10.13	Separation, Waiver and Release Agreement between Health Net, Inc. and Steven P. Erwin dated March 15, 2002 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718), and incorporated herein by reference).

*10.14	Separation, Waiver and Release Agreement between Health Net, Inc. and Gary Velasquez dated April 15, 2002 (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.15	Separation, Waiver and Release Agreement between Health Net, Inc. and Cora Tellez dated April 30, 2002 (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.16	Employment Letter Agreement between Health Net, Inc. and Christopher P. Wing dated March 8, 2002 (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.17	Employment Letter Agreement between Health Net, Inc. and Jeffrey M. Folick dated March 22, 2002 (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.18	Form of Severance Payment Agreement dated December 4, 1998 by and between Foundation Health Systems, Inc. and various of its executive officers (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 1, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.19	Form of Agreement amending Severance Payment Agreement by and between Health Net, Inc. and various of its executive officers (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.20	Form of Stock Option Agreement utilized for Tier 1 officers of Health Net, Inc. (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.21	Form of Stock Option Agreement utilized for Tier 2 officers of Health Net, Inc. (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.22	Form of Restricted Stock Agreement utilized by Health Net, Inc. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.23	Form of Stock Option Agreement utilized for Tier 3 officers of Health Net, Inc. (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.24	Foundation Health Systems, Inc. Deferred Compensation Plan (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.25	Foundation Health Systems, Inc. Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.26	Foundation Health Systems, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.27	Amendment to Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.28	Foundation Health Systems, Inc. 1997 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.29	Amendment to Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.30	Second Amendment to Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.31	Foundation Health Systems, Inc. 1998 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.32	Amendments to Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.33	Second Amendment to Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.34	Health Net, Inc. 2002 Stock Option Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.35	Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524) on November 18, 1994 and incorporated herein by reference).

*10.36	Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.37	Health Net, Inc. Employee Stock Purchase Plan, as amended and restated as of January 1, 2002 (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference.

*10.38	Foundation Health Systems, Inc. Executive Officer Incentive Plan (filed as Annex A to the Company’s definitive proxy statement on March 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.39	Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.40	Amendments through December 31, 2002 made to the Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.41	Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.42	Managed Health Network, Inc. Incentive Stock Option Plan (filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).

*10.43	Managed Health Network, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).

*10.44	1990 Stock Option Plan of Foundation Health Corporation (as amended and restated effective April 20, 1994) (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).

*10.45	Foundation Health Corporation Directors Retirement Plan (filed as Exhibit 10.96 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-10540) and incorporated herein by reference).

*10.46	Amended and Restated Deferred –Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.47	Foundation Health Corporation Supplemental Executive Retirement Plan (as Amended and Restated effective April 25, 1995) (filed as Exhibit 10.100 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.48	Foundation Health Corporation Executive Retiree Medical Plan (as amended and restated effective April 25, 1995) (filed as Exhibit 10.101 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

10.49	Five-Year Credit Agreement dated as of June 28, 2001 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender (filed as Exhibit 10.34 to the Company’s Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).

10.50	364-Day Credit Agreement dated as of June 28, 2001 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.35 to the Company’s Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).

10.51	First Amendment to 364-Day Credit Agreement dated as of June 27, 2002 among the Company, the lenders party thereto and Bank of America, N.A. as Administrative Agent (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

10.52	First Amendment to Office Lease, dated May 14, 2001, between Health Net (a California corporation) and LNR Warner Center, LLC (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

10.53	Lease Agreement between HAS-First Associates and Foundation Health Corporation dated August 1, 1988 and form of amendment thereto (filed as Exhibit 10.20 to Foundation Health Corporation’s Registration Statement on Form S-1 (File No. 33-34963) on May 17, 1990 and incorporated herein by reference).

10.54	Office Lease dated September 20, 2000 by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

10.55	Purchase Agreement dated as of April 9, 2001, by and among the Company, JP Morgan, a division of Chase Securities Inc., Banc of America Securities LLC, Fleet Securities, Inc., Mizuho International plc, Salomon Smith Barney Inc. and Scotia Capital (USA) Inc. (filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-12718) and incorporated herein by reference).

10.56	Stock Purchase Agreement dated January 19, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.57	Amendment to Stock Purchase Agreement dated February 2, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.58	Second Amendment to Stock Purchase Agreement dated February 8, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.59	Third Amendment to Stock Purchase Agreement dated February 16, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.60	Fourth Amendment to Stock Purchase Agreement dated February 28, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.61	Fifth Amendment to Stock Purchase Agreement dated May 1, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.62	Sixth Amendment to Stock Purchase Agreement dated June 4, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.63	Seventh Amendment to Stock Purchase Agreement dated June 29, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

†11.1	Statement relative to computation of per share earnings of the Company (included in Note 3 to the consolidated financial statements).

†12.1	Statement relative to computation of ratio of earnings to fixed charges—consolidated basis, a copy of which is filed herewith.

21.1	Subsidiaries of the Company (filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12718) and incorporated herein by reference).

†23.1	Consent of Deloitte & Touche LLP, a copy of which is filed herewith.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K/A pursuant to Item 15(c) of Form 10-K.
†	A copy of the exhibit is being filed with this Annual Report on Form 10-K/A.

(b) Reports on Form 8-K

No Current Reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2002.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

HEALTH NET, INC.

CONDENSED BALANCE SHEETS

(PARENT COMPANY ONLY)

(Amounts in thousands)

	December 31, 2002	December 31, 2001
	(As Restated See Note 2)	(As Restated See Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$204,537	$101,550
Investments—available for sale	2,520	3,316
Other assets	9,760	8,755
Notes receivable due from subsidiaries	23,007	54,603
Due from subsidiaries	75,026	128,938

Total current assets	314,850	297,162

Property and equipment, net	47,171	43,707
Goodwill, net	394,784	394,784
Other intangible assets, net	10,618	11,970
Investment in subsidiaries	1,737,262	1,603,066
Deferred taxes	38,847	71,635
Notes receivable due from subsidiaries	2,435	2,435
Other assets	75,371	99,604

Total Assets	$2,621,338	$2,524,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to subsidiaries	$72,330	$93,635
Intercompany notes payable	1,651	35,052
Deferred taxes	48,731	38,502
Other liabilities	109,971	120,902

Total current liabilities	232,683	288,091

Intercompany notes payable — long term	641,498	438,549
Revolving credit facility and capital leases	—	195,182
Senior notes payable	398,821	398,678
Other liabilities	47,920	43,938

Total Liabilities	1,320,922	1,364,438

Commitments and contingencies
Stockholders’ Equity:
Common stock and additional paid-in capital	730,626	662,867
Restricted common stock	1,913	—
Unearned compensation	(1,441)	—
Retained earnings	817,746	592,166
Common stock held in treasury, at cost	(259,513)	(95,831)
Accumulated other comprehensive gain	11,085	723

Total Stockholders’ Equity	1,300,416	1,159,925

Total Liabilities and Stockholders’ Equity	$2,621,338	$2,524,363

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

HEALTH NET, INC.

CONDENSED STATEMENTS OF OPERATIONS

(PARENT COMPANY ONLY)

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
	(As Restated See Note 2)	(As Restated See Note 2)
REVENUES:
Net investment income	$5,374	$8,043	$6,574
Other income	1,984	2,659	5,011
Administrative service agreements	252,373	154,266	126,346

Total revenues	259,731	164,968	137,931
EXPENSES:
General and administrative	234,191	151,159	126,486
Amortization and depreciation	15,727	28,460	30,847
Interest	47,954	66,301	98,618
Net loss on sale of businesses and properties	—	68,074	409
Asset impairment and restructuring charges	36,736	13,217	—

Total expenses	334,608	327,211	256,360
Loss from continuing operations before income taxes and equity in net income of subsidiaries	(74,877)	(162,243)	(118,429)
Income tax benefit	25,336	60,030	43,819
Equity in net income of subsidiaries	275,121	183,155	238,233

Net income	$225,580	$80,942	$163,623

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

HEALTH NET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
	(As Restated See Note 2)	(As Restated See Note 2)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$79,107	$(56,251)	$29,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	—	7,496	10,888
Maturities of investments	—	1,000	825
Purchases of investments	—	(5,108)	(9,121)
Net purchases of property and equipment	(24,908)	(11,762)	(32,312)
Other assets	3,846	(15,311)	(8,626)

Net cash used in investing activities	(21,062)	(23,685)	(38,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from subsidiaries	201,144	256,260	69,023
Proceeds from exercise of stock options and employee stock purchases	49,524	10,449	5,794
Proceeds from issuance of notes and other financing arrangements	50,000	601,076	250,000
Repayment of debt	(245,410)	(777,532)	(522,807)
Repurchase of common stock	(159,676)	—	—
Dividends received from subsidiaries	168,000	163,496	159,503
Capital contributions to subsidiaries	(18,640)	(88,514)	(45,525)

Net cash provided by (used in) financing activities	44,942	165,235	(84,012)

Net increase (decrease) in cash and cash equivalents	102,987	85,299	(92,807)
Cash and cash equivalents, beginning of period	101,550	16,251	109,058

Cash and cash equivalents, end of period	$204,537	$101,550	$16,251

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$38,188	$46,501	$87,023
Income taxes paid	76,647	24,154	9,694
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock	$1,913	$—	$—
Notes and stocks received on sale of businesses	224	26,000	—
Settlement of intercompany notes payable through dividends from subsidiaries	—	62,337	—
Settlement of intercompany notes receivable through capital contributions to subsidiaries	—	(55,063)	(33,000)

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

HEALTH NET, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(PARENT COMPANY ONLY)

NOTE 1—BASIS OF PRESENTATION

Health Net, Inc.’s (“HNT”) investment in subsidiaries is stated at cost plus equity in undistributed earnings (losses) of subsidiaries. HNT’s share of net income (loss) of its unconsolidated subsidiaries is included in consolidated income using the equity method. This condensed financial information of registrant (parent company only) should be read in conjunction with the consolidated financial statements of Health Net, Inc. and subsidiaries.

Effective January 1, 2001, HNT merged its wholly owned subsidiary, Foundation Health Corporation, with and into HNT, thereby terminating the separate existence of Foundation Health Corporation. As a result, condensed financial information of registrant (parent company only) for the year ended December 31, 2000 has been restated to reflect this merger.

Certain amounts in the prior periods have been reclassified to conform to the 2002 presentation. The reclassifications have no effect on total revenues, total expenses, net earnings or stockholders’ equity as previously reported.

Effective, January 1, 2002, HNT adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” which, among other things, eliminates amortization of goodwill and other intangibles with indefinite lives. Goodwill amortization expense was $0, $12.2 million and $12.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 2 – RESTATEMENTS

We restated our previously issued condensed financial statements for 2002 and 2001. The restatement is discussed in Note 2 of the consolidated financial statements included in Item 8 in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

The following table summarizes the effects of the various restatements on our condensed statements of operations of registrant (parent company only) as previously reported (amounts in thousands):

	For the Years Ended December 31,
	2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net investment income	$5,725	$5,374	$8,168	$8,043
Total revenues	260,082	259,731	165,093	164,968

General and administrative	235,310	234,191	145,429	151,159
Net loss on sale of businesses and assets held for sale	—	—	71,724	68,074
Total expenses	335,727	334,608	325,131	327,211
Loss from continuing operations before income taxes And equity in net income of subsidiaries	(75,645)	(74,877)	(160,038)	(162,243)
Income tax benefit	25,596	25,336	59,214	60,030

Equity in net income of subsidiaries	278,675	275,121	187,353	183,155
Net income	228,626	225,580	86,529	80,942

The following table summarizes the effects of the various restatements on our condensed balance sheets of registrant (parent company only) as previously reported (amounts in thousands):

	2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Other assets—current	$10,237	$9,760	$10,190	$8,755
Due from subsidiaries	70,746	75,026	126,473	128,938
Total current assets	311,047	314,850	296,132	297,162
Investment in subsidiaries	1,745,014	1,737,262	1,607,264	1,603,066
Deferred taxes—noncurent	20,641	38,847	54,918	71,635
Other noncurrent assets	66,905	75,371	92,285	99,604
Total Assets	2,598,615	2,621,338	2,503,495	2,524,363

Deferred taxes—current	33,822	48,731	24,732	38,502
Other current liabilities	100,795	109,971	114,786	120,902
Total current liabilities	208,598	232,683	268,205	288,091
Other noncurrent liabilities	40,649	47,920	37,369	43,938
Total Liabilities	1,289,566	1,320,922	1,337,983	1,364,438
Retained earnings	826,379	817,746	597,753	592,166
Total Stockholders’ Equity	1,309,049	1,300,416	1,165,512	1,159,925
Total Liabilities and Stockholders’ Equity	2,598,615	2,621,338	2,503,495	2,524,363

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

Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Jay M. Gellert Jay M. Gellert	President and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ Marvin P. Rich Marvin P. Rich	Executive Vice President, Finance and Operations (Principal Accounting and Financial Officer)	March 15, 2004

/s/ J. Thomas Bouchard J. Thomas Bouchard	Director	March 15, 2004

/s/ Gov. George Deukmejian Gov. George Deukmejian	Director	March 15, 2004

/s/ Thomas T. Farley Thomas T. Farley	Director	March 15, 2004

/s/ Gale S. Fitzgerald Gale S. Fitzgerald	Director	March 15, 2004

/s/ Patrick Foley Patrick Foley	Director	March 15, 2004

/s/ Roger F. Greaves Roger F. Greaves	Director	March 15, 2004

/s/ Richard W. Hanselman Richard W. Hanselman	Director	March 15, 2004

/s/ Richard J. Stegemeier Richard J. Stegemeier	Director	March 15, 2004

/s/ Bruce G. Willison Bruce G. Willison	Director	March 15, 2004

Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K/A or are incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated October 1, 1996, by and among Health Systems International, Inc., FH Acquisition Corp. and Foundation Health Corporation (filed as Exhibit 2.5 to the Company’s Registration Statement on Form S-4 (File No. 333-19273) on January 6, 1997 and incorporated herein by reference).

3.1	Fifth Amended and Restated Certificate of Incorporation of Health Net, Inc.(filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).

3.2	Eighth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

4.1	Form of Class A Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

4.2	Rights Agreement dated as of June 1, 1996 by and between Heath Systems International, Inc. and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 99.1 to the Company’s Registration Statement on Form 8-A (File No. 1-12718) on July 16, 1996 and incorporated herein by reference).

4.3	Amendment, dated as of October 1, 1996, to the Rights Agreement, by and between Health Systems International, Inc. and Harris Trust and Savings Bank (filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 1) (File No. 1-12718) on May 9, 2001 and incorporated herein by reference).

4.4	Second Amendment to Rights Agreement, dated as of May 3, 2001, by and among Health Net, Inc., Harris Trust and Savings Bank and Computershare Investor Services, L.L.C. (filed as Exhibit 3 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 1) (File No. 1-12718) on May 9, 2001 and incorporated herein by reference).

*10.1	Employment Letter Agreement between Foundation Health Systems, Inc. and Karin D. Mayhew dated January 22, 1999 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-12718) and incorporated herein by reference).

*10.2	Letter Agreement dated June 25, 1998 between B. Curtis Westen and Foundation Heath Systems, Inc. (filed as Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.3	Employment Letter Agreement dated July 3, 1996 between Jay M. Gellert and Health Systems International, Inc. (filed as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-12718) and incorporated herein by reference).

*10.4	Amended Letter Agreement between Foundation Health Systems, Inc. and Jay M. Gellert dated as of August 22, 1997 (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.5	Letter Agreement between Foundation Health Systems, Inc. and Jay M. Gellert dated as of March 2, 2000 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.6	Letter Agreement between Health Net, Inc. and Jay M. Gellert dated as of October 13, 2002 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.7	Employment Letter Agreement between Managed Health Network and Jeffrey J. Bairstow dated as of January 29, 1998 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.8	Employment Letter Agreement between Foundation Health Systems, Inc. and Steven P. Erwin dated March 11, 1998 (filed as Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.9	Employment Letter Agreement between Foundation Health Corporation and Gary S. Velasquez dated May 1, 1996 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.10	Employment Letter Agreement between Foundation Health Systems, Inc. and Cora Tellez dated November 16, 1998 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.11	Employment Letter Agreement between Health Net, Inc. and Timothy J. Moore, M.D. dated March 12, 2001 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-12718) and incorporated herein by reference).

*10.12	Employment Letter Agreement between Health Net, Inc. and Marvin P. Rich dated January 25, 2002 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

*10.13	Separation, Waiver and Release Agreement between Health Net, Inc. and Steven P. Erwin dated March 15, 2002 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718), and incorporated herein by reference).

*10.14	Separation, Waiver and Release Agreement between Health Net, Inc. and Gary Velasquez dated April 15, 2002 (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.15	Separation, Waiver and Release Agreement between Health Net, Inc. and Cora Tellez dated April 30, 2002 (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.16	Employment Letter Agreement between Health Net, Inc. and Christopher P. Wing dated March 8, 2002 (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.17	Employment Letter Agreement between Health Net, Inc. and Jeffrey M. Folick dated March 22, 2002 (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.18	Form of Severance Payment Agreement dated December 4, 1998 by and between Foundation Health Systems, Inc. and various of its executive officers (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 1, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.19	Form of Agreement amending Severance Payment Agreement by and between Health Net, Inc. and various of its executive officers (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.20	Form of Stock Option Agreement utilized for Tier 1 officers of Health Net, Inc. (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.21	Form of Stock Option Agreement utilized for Tier 2 officers of Health Net, Inc. (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.22	Form of Restricted Stock Agreement utilized by Health Net, Inc. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.23	Form of Stock Option Agreement utilized for Tier 3 officers of Health Net, Inc. (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.24	Foundation Health Systems, Inc. Deferred Compensation Plan (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.25	Foundation Health Systems, Inc. Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.26	Foundation Health Systems, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.27	Amendment to Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.28	Foundation Health Systems, Inc. 1997 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.29	Amendment to Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.30	Second Amendment to Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.31	Foundation Health Systems, Inc. 1998 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.32	Amendments to Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.33	Second Amendment to Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.34	Health Net, Inc. 2002 Stock Option Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.35	Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524) on November 18, 1994 and incorporated herein by reference).

*10.36	Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.37	Health Net, Inc. Employee Stock Purchase Plan, as amended and restated as of January 1, 2002 (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference.

*10.38	Foundation Health Systems, Inc. Executive Officer Incentive Plan (filed as Annex A to the Company’s definitive proxy statement on March 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.39	Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.40	Amendments through December 31, 2002 made to the Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.41	Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.42	Managed Health Network, Inc. Incentive Stock Option Plan (filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).

*10.43	Managed Health Network, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).

*10.44	1990 Stock Option Plan of Foundation Health Corporation (as amended and restated effective April 20, 1994) (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).

*10.45	Foundation Health Corporation Directors Retirement Plan (filed as Exhibit 10.96 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-10540) and incorporated herein by reference).

*10.46	Amended and Restated Deferred –Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.47	Foundation Health Corporation Supplemental Executive Retirement Plan (as Amended and Restated effective April 25, 1995) (filed as Exhibit 10.100 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.48	Foundation Health Corporation Executive Retiree Medical Plan (as amended and restated effective April 25, 1995) (filed as Exhibit 10.101 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

10.49	Five-Year Credit Agreement dated as of June 28, 2001 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender (filed as Exhibit 10.34 to the Company’s Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).

10.50	364-Day Credit Agreement dated as of June 28, 2001 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.35 to the Company’s Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).

10.51	First Amendment to 364-Day Credit Agreement dated as of June 27, 2002 among the Company, the lenders party thereto and Bank of America, N.A. as Administrative Agent (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

10.52	First Amendment to Office Lease, dated May 14, 2001, between Health Net (a California corporation) and LNR Warner Center, LLC (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

10.53	Lease Agreement between HAS-First Associates and Foundation Health Corporation dated August 1, 1988 and form of amendment thereto (filed as Exhibit 10.20 to Foundation Health Corporation’s Registration Statement on Form S-1 (File No. 33-34963) on May 17, 1990 and incorporated herein by reference).

10.54	Office Lease dated September 20, 2000 by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

10.55	Purchase Agreement dated as of April 9, 2001, by and among the Company, JP Morgan, a division of Chase Securities Inc., Banc of America Securities LLC, Fleet Securities, Inc., Mizuho International plc, Salomon Smith Barney Inc. and Scotia Capital (USA) Inc. (filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-12718) and incorporated herein by reference).

10.56	Stock Purchase Agreement dated January 19, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.57	Amendment to Stock Purchase Agreement dated February 2, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.58	Second Amendment to Stock Purchase Agreement dated February 8, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.59	Third Amendment to Stock Purchase Agreement dated February 16, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.60	Fourth Amendment to Stock Purchase Agreement dated February 28, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.61	Fifth Amendment to Stock Purchase Agreement dated May 1, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.62	Sixth Amendment to Stock Purchase Agreement dated June 4, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.63	Seventh Amendment to Stock Purchase Agreement dated June 29, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

†11.1	Statement relative to computation of per share earnings of the Company (included in Note 3 to the consolidated financial statements).

†12.1	Statement relative to computation of ratio of earnings to fixed charges—consolidated basis, a copy of which is filed herewith.

21.1	Subsidiaries of the Company (filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12718) and incorporated herein by reference).

†23.1	Consent of Deloitte & Touche LLP, a copy of which is filed herewith.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K/A pursuant to Item 15(c) of Form 10-K.
†	A copy of the exhibit is being filed with this Annual Report on Form 10-K/A.