Form 10-Q/A
period 2003-03-31
HEALTH NET INC
filed 2004-03-15
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

(818) 676-6000

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

The number of shares outstanding of the registrant’s Class A Common Stock as of March 10, 2004 was 112,743,445 (excluding 20,873,729 shares held as treasury stock) and no shares of Class B Common Stock were outstanding as of such date.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 is being filed to present restated condensed consolidated financial statements as of March 31, 2003 and for the first quarters ended March 31, 2003 and 2002. A description of the adjustments that comprise the restatements is discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements included in this report.

This report on Form 10-Q/A amends and restates Item 1, 2 and 4 of Part I and Item 6 of Part II of the original Form 10-Q, and no other information included in the original Form 10-Q is amended hereby. This report on Form 10-Q/A does not reflect the effect of any events subsequent to the filing of the original Form 10-Q, except for the aforementioned restatements.

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH NET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31, 2003	December 31, 2002
	As Restated (See Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$869,340	$832,793
Investments—available for sale	907,918	1,008,975
Premiums receivable, net	130,325	164,043
Amounts receivable under government contracts	142,805	77,969
Reinsurance and other receivables	104,242	108,147
Deferred taxes	61,001	62,930
Other assets	78,103	91,399

Total current assets	2,293,734	2,346,256
Property and equipment, net	197,823	199,218
Goodwill, net	762,066	762,066
Other intangible assets, net	21,734	22,339
Deferred taxes	14,202	12,216
Other noncurrent assets	172,923	118,656

Total Assets	$3,462,482	$3,460,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,105,241	$1,025,269
Health care and other costs payable under government contracts	235,758	219,454
Unearned premiums	79,622	175,846
Accounts payable and other liabilities	290,728	282,844

Total current liabilities	1,711,349	1,703,413
Senior notes payable	398,856	398,821
Other noncurrent liabilities	60,181	58,101

Total Liabilities	2,170,386	2,160,335
Commitments and contingencies
Stockholders’ Equity:
Common stock and additional paid-in capital	740,296	730,626
Restricted common stock	5,070	1,913
Unearned compensation	(4,617)	(1,441)
Treasury Class A common stock, at cost	(347,825)	(259,513)
Retained earnings	889,881	817,746
Accumulated other comprehensive income	9,291	11,085

Total Stockholders’ Equity	1,292,096	1,300,416

Total Liabilities and Stockholders’ Equity	$3,462,482	$3,460,751

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	First Quarter Ended March 31,
	2003	2002
	As Restated (See Note 2)	As Restated (See Note 2)
REVENUES
Health plan services premiums	$2,237,328	$2,090,317
Government contracts	453,556	349,502
Net investment income	12,979	15,601
Other income	11,822	13,914

Total revenues	2,715,685	2,469,334
EXPENSES
Health plan services	1,861,190	1,750,903
Government contracts	433,517	339,421
General and administrative	224,052	215,831
Selling	55,136	47,511
Depreciation	15,011	13,478
Amortization	669	2,461
Interest	9,762	10,189

Total expenses	2,599,337	2,379,794
Income from operations before income taxes and cumulative effect of a change in accounting principle	116,348	89,540
Income tax provision	44,213	30,982

Income before cumulative effect of a change in accounting principle	72,135	58,558
Cumulative effect of a change in accounting principle, net of tax	—	(8,941)

Net income	$72,135	$49,617

Basic earnings per share:
Income from operations	$0.61	$0.47
Cumulative effect of a change in accounting principle	—	(0.07)

Net	$0.61	$0.40

Diluted earnings per share:
Income from operations	$0.60	$0.46
Cumulative effect of a change in accounting principle	—	(0.07)

Net	$0.60	$0.39

Weighted average shares outstanding:
Basic	118,972	123,871
Diluted	120,577	126,101

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	First Quarter Ended March 31,
	2003	2002
	As Restated (See Note 2)	As Restated (See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,135	$49,617
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	15,680	15,939
Cumulative effect of a change in accounting principle	—	8,941
Other changes	1,675	1,195
Changes in assets and liabilities:
Premiums receivable and unearned premiums	(62,506)	(80,225)
Other assets	19,094	21,637
Amounts receivable/payable under government contracts	(48,532)	(43,345)
Reserves for claims and other settlements	79,972	(26,094)
Accounts payable and other liabilities	12,676	19,163

Net cash provided by (used in) operating activities	90,194	(33,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	27,520	57,327
Maturities of investments	193,664	73,319
Purchases of investments	(161,339)	(240,491)
Purchases of property and equipment	(13,529)	(11,953)
Purchases of restricted investments and other	(16,526)	1,634

Net cash provided by (used in) investing activities	29,790	(120,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	6,931	7,072
Borrowings on credit facility	—	50,000
Repurchases of common stock	(90,319)	—
Repayment of debt and other noncurrent liabilities	(49)	(125,115)

Net cash used in financing activities	(83,437)	(68,043)

Net increase (decrease) in cash and cash equivalents	36,547	(221,379)
Cash and cash equivalents, beginning of year	832,793	907,729

Cash and cash equivalents, end of period	$869,340	$686,350

SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Securities reinvested from restricted available for sale investments to restricted cash	$46,708	$—

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Health Net, Inc. (referred to hereafter as the Company, we, us or our) prepared the condensed consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements.

We are responsible for the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results in accordance with GAAP. In accordance with GAAP, we make certain estimates and assumptions that affect the reported amounts. Actual results could differ from estimates. As these are condensed financial statements, one should also read our 2002 consolidated financial statements and notes included in our Form 10-K/A for the year ended December 31, 2002 filed in March 2004.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for the full year.

2. RESTATEMENT

On February 11, 2004, we announced that we would restate our consolidated financial statements for the first three quarters of 2003 and for the years ended December 31, 2002 and 2001. Subsequent to the issuance of the March 31, 2003 condensed consolidated financial statements, management determined that the correction of accounting errors, associated primarily with the period of accounting recognition, with respect to certain general and administrative (G&A) expenses was required. Additional restatements to correct certain known errors were also recorded.

The following table summarizes the various restatement adjustments and their impact on our net income and diluted earnings per share as previously reported for the first quarters ended March 31, 2003 and 2002. The restatement adjustments are discussed in greater detail in the paragraphs that follow the table.

	First Quarter Ended March 31,
(Increases (decreases) in thousands)	2003	2002
Net income as previously reported	$68,229	$49,814
Restatement adjustments:
Workers’ compensation expenses and liabilities	1,500	(450)
Rental expenses	(125)	(293)
Consulting costs	—	239
Deferred compensation plan	8	21
Other	4,917	182

Total adjustments before income tax effect	6,300	(301)
Income tax effect	2,394	(104)

Total adjustments	3,906	(197)

Net income as restated	$72,135	$49,617

Diluted earnings per share as previously reported	$0.57	$0.40
Diluted earnings per share as restated	$0.60	$0.39

Workers’ compensation expenses and liabilities. Changes to our workers’ compensation insurance coverage beginning on January 1, 2000 resulted in our having partial coverage for certain potential claims with respect to which we had previously been fully insured. The restatement adjustments increasing (decreasing) pretax income by approximately $1.5 million and $(0.5) million for the first quarters ended March 31, 2003 and 2002, respectively, were made to appropriately reflect accruals associated with the self-insured portion of workers’ compensation claims for those changes in our insurance coverage.

Rental expenses. The restatement adjustments decreasing pretax income by approximately $0.1 million and $0.3 million for the first quarters ended March 31, 2003 and 2002, respectively, were made to correctly reflect the accrual of rent on a straight-line basis under certain leases containing rent escalation clauses.

Consulting costs. The restatement adjustment increasing pretax income by approximately $0.2 million for the first quarter ended March 31, 2002 reflects a correction to reverse the expensing during 2002 of consulting costs that had been incorrectly recorded as a prepaid expense during the fourth quarter of 2001.

Deferred compensation plan. We had previously not properly accounted for the benefits earned by participants on their compensation deferrals nor the investment income related to the trust assets for a deferred compensation plan that became effective May 1, 1998. The restatement adjustments to pretax income were insignificant for the first quarters ended March 31, 2003 and 2002. The adjustments resulted in an increase to noncurrent assets of $9.0 million and an increase to other noncurrent liabilities of $7.7 million as of March 31, 2003.

Other pretax income adjustments:

a)	An adjustment decreasing pretax income by approximately $3.3 million for the first quarter ended March 31, 2003 related to use by our employees in December 2002 of their accrued paid time off that had not been appropriately recorded as a reduction of the related liability during the fourth quarter ended December 31, 2002;

b)	An adjustment to increase health plan premiums by approximately $2.8 million for the first quarter ended March

31, 2003 reflects a correction to reverse the recording of premium adjustments that should have been recorded during the third quarter ended September 30, 2002 upon communication to us by the U.S. Office of Personnel Management related to our participation in California’s federal employee health benefit program;

c)	An adjustment increasing pretax income by approximately $2.2 million for the first quarter ended March 31, 2003 related to pharmacy rebates that we inadvertently recorded twice in government contracts costs during the fourth quarter of 2002; and

d)	We corrected a reconciling item of approximately $1.9 million that increased pretax income for the first quarter ended March 31, 2003 as it should have been expensed in government contract costs during 2001.

e)	Various other adjustments had a net effect of increasing pretax income by $1.3 million and $0.2 million for the first quarters ended March 31, 2003 and 2002, respectively.

Deferred tax asset and liability reclassifications. We reclassified deferred tax asset and liability amounts, primarily related to deferred compensation and executive benefit plan liabilities, to appropriately reflect their classification as current or noncurrent. This resulted in a decrease to current deferred tax assets of $18.2 million, an increase in noncurrent deferred tax assets of $9.7 million, and a decrease in noncurrent deferred tax liabilities of $8.5 million as of March 31, 2003.

Other liabilities reclassification. A reclassification of aged outstanding checks of $9.4 million decreasing reserves for claims and other settlements and increasing accounts payable and other liabilities as of March 31, 2003 was recorded.

The following table summarizes the effects of the various restatements on our condensed consolidated statements of operations as previously reported (amounts in thousands, except per share data):

	First Quarter Ended March 31,
	2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Health plan services premiums	$2,234,568	$2,237,328	$2,090,317	$2,090,317
Net investment income	13,075	12,979	15,572	15,601
Other income			14,427	13,914
Total revenues	2,713,021	2,715,685	2,469,818	2,469,334
Government contracts	437,542	433,517	339,421	339,421
General and administrative	224,163	224,052	215,176	215,831
Selling	54,636	55,136	48,024	47,511
Amortization			2,786	2,461
Total expenses	2,602,973	2,599,337	2,379,977	2,379,794
Income from operations before income taxes and cumulative effect of a change in accounting principle	110,048	116,348	89,841	89,540
Income tax provision	41,819	44,213	31,086	30,982
Income before cumulative effect of a change in accounting principle	68,229	72,135	58,755	58,558
Net income	68,229	72,135	49,814	49,617
Basic earnings per share:
Income from operations	$0.57	$0.61	$0.47	$0.47
Net	$0.57	$0.61	$0.40	$0.40
Diluted earnings per share:
Income from operations	$0.57	$0.60	$0.47	$0.46
Net	$0.57	$0.60	$0.40	$0.39

The following table summarizes the effects of the various restatements on our condensed consolidated balance sheet as previously reported (amounts in thousands):

	March 31, 2003
	As Previously Reported	As Restated
Deferred taxes – current	$77,469	$61,001
Total current assets	2,310,202	2,293,734
Deferred taxes – noncurrent	—	14,202
Other noncurrent assets	163,933	172,923
Total Assets	3,455,758	3,462,482
Reserves for claims and other settlements	1,114,687	1,105,241
Accounts payable and other liabilities	273,008	290,728
Total current liabilities	1,703,075	1,711,349
Deferred taxes – noncurrent	8,513	—
Other noncurrent liabilities	48,491	60,181
Total Liabilities	2,158,935	2,170,386
Retained earnings	894,608	889,881
Total Stockholders’ Equity	1,296,823	1,292,096
Total Liabilities and Stockholders’ Equity	3,455,758	3,462,482

3. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Our comprehensive income is as follows (amounts in thousands):

	First Quarter Ended March 31,
	2003	2002
Net income	$72,135	$49,617
Other comprehensive loss, net of tax:
Net change in unrealized appreciation on investments available for sale	(1,794)	(4,740)

Comprehensive income	$70,341	$44,877

Earnings Per Share

Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (stock options and restricted stock) outstanding during the periods presented. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method. There were 1,606,000 and 2,230,000 shares of dilutive common stock equivalents for the first quarters ended March 31, 2003 and 2002, respectively. Included in the dilutive common stock equivalents for the first quarter ended March 31, 2003 are 225,000 shares of restricted common stock.

Options to purchase an aggregate of 2,579,000 and 1,631,000 shares of common stock during the first quarters ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock for each respective period. These options expire through December 2012.

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock. As of March 31, 2003, we had repurchased an aggregate of 10,148,200 shares of our Class A Common Stock under this repurchase program (see Note 6).

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), we have elected to continue accounting for stock-based compensation under the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25). Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the option. We apply APB Opinion No. 25 and related Interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for our stock option or employee stock purchase plans. Had compensation cost for our plans been determined based on the fair value at the grant dates of options and employee purchase rights consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share data):

	First Quarter Ended March 31,
	2003	2002
Net income, as reported	$72,135	$49,617
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	202	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(3,677)	(3,815)

Net income, pro forma	$68,660	$45,802

Basic earnings per share
As reported	$0.61	$0.40
Pro forma	0.58	0.37
Diluted earnings per share
As reported	$0.60	$0.39
Pro forma	0.57	0.36

The weighted average fair value for options granted during the first quarters ended March 31, 2003 and 2002 was $7.97 and $10.17, respectively. The fair values were estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the fair value calculation for the first quarters ended March 31, 2003 and 2002, respectively: (i) risk-free interest rate of 2.70% and 3.40%; (ii) expected option lives of 3.9 years and 4.4 years; (iii) expected volatility for options of 38.3% and 47.2%; and (iv) no expected dividend yield.

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

Restricted Cash and Investments

We and our consolidated subsidiaries are required to set aside certain funds for restricted purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of March 31, 2003 and December 31, 2002, the restricted cash and cash equivalents balances totaled $59.7 million and $4.3 million, respectively, and are included in other noncurrent assets. Certain long-term debt investments totaled $1.3 million as of March 31, 2003 and December 31, 2002 and are included in other noncurrent assets. Short-term investments were $54.0 million and $109.1 million as of March 31, 2003 and December 31, 2002, respectively, and are included in investments available for sale.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. This interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. See Note 5 for indemnification guarantee disclosure on pending and threatened litigation related to the sale of our Florida health plan completed on August 1, 2001.

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

4. SEGMENT INFORMATION

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

We evaluate performance and allocate resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 3 to the consolidated financial statements included in our Form 10-K/A for the year ended December 31, 2002, except intersegment transactions are not eliminated.

Our segment information is as follows (amounts in millions):

	Health Plan Services	Government Contracts	Total
First Quarter Ended March 31, 2003
Revenues from external sources	$2,237.3	$453.6	$2,690.9
Intersegment revenues	10.5	—	10.5
Segment profit	108.8	19.8	128.6
First Quarter Ended March 31, 2002
Revenues from external sources	$2,090.3	$349.5	$2,439.8
Intersegment revenues	13.2	—	13.2
Segment profit	87.8	9.6	97.4

Beginning January 1, 2002, we implemented several initiatives to reduce our general and administrative (G&A) expenses. At that time, we changed our methodology from allocating budgeted costs to allocating actual expenses incurred for corporate shared services to more properly reflect segment costs. Our chief operating decision maker now uses the segment pretax profit or loss subsequent to the allocation of actual shared services expenses as its measurement of segment performance. We changed our methodology of determining segment pretax profit or loss to better reflect management’s revised view of the relative costs incurred proportionally by our reportable segments. Certain 2002 balances have been reclassified to conform to our chief operating decision maker’s current view of segment pretax profit or loss.

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income before income taxes and cumulative effect of a change in accounting principle is as follows (amounts in millions):

	First Quarter Ended March 31,
	2003	2002
Total reportable segment profit	$128.6	$97.4
Loss from corporate and other entities	(12.3)	(7.9)

Income before income taxes and cumulative effect of a change in accounting principle as reported	$116.3	$89.5

Loss from other corporate entities and employer services group subsidiary, which are not part of our Health Plan Services and Government Contracts reportable segments, are excluded from our measurement of segment performance. Other corporate entities include our facilities, warehouse, reinsurance and surgery center subsidiaries.

5. DIVESTITURES

Pennsylvania Health Plan

In March 2003, we announced that we will withdraw our commercial health plan from the commercial market in the Commonwealth of Pennsylvania effective September 30, 2003. Coverage for our members enrolled in the Federal Employee Health Benefit Plan (FEHBP) will continue until December 31, 2003. Our Pennsylvania health plan had $20.4 million and $36.8 million of total revenues for the first quarters ended March 31, 2003 and 2002, respectively, and had $(0.6) million and $0.3 million of (loss) income before taxes for the first quarters ended March 31, 2003 and 2002, respectively. As of March 31, 2003, our Pennsylvania health plan had $17.6 million in net equity, which we believe is recoverable. As of March 31, 2003, we had approximately 32,000 members enrolled in our commercial health plan in Pennsylvania. Our Pennsylvania health plan is reported as part of our Health Plan Services reportable segment.

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

On August 1, 2000, a motion filed by us and FHC to remove the lawsuit from the jurisdiction of the Bankruptcy Court to the United States District Court for the Central District of California was granted. Pursuant to a June 12, 2002 intra-district transfer order, the lawsuit was transferred to Judge Percy A. Anderson. On August 23, 2002, in connection with the settlement and pursuant to a stipulation filed by Superior and M&R, Superior dismissed all of its claims against M&R. On December 5, 2002, Judge Anderson recused himself and issued a second intra-district transfer order. The lawsuit is now pending in the District Court under case number SACV-00-658 (GLT)(MLG) before Judge Gary L. Taylor. On April 16, 2003, Judge Taylor denied both parties’ motions for summary judgment. The parties are engaged in pretrial matters, including completion of discovery, in anticipation of a trial in November 2003.

We intend to defend ourselves vigorously in this litigation. While the final outcome of these proceedings cannot be determined at this time, we believe that the final outcome of such proceedings will not have a material adverse effect upon our financial condition, results of operations or liquidity; however, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our financial condition, results of operations or liquidity.

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

We intend to vigorously defend ourselves in these actions. While the final outcome of these proceedings can not be determined at this time, based on information presently available, we believe that the final outcome of such proceedings will not have a material adverse effect upon our financial condition, results of operations or liquidity. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our financial condition, results of operations or liquidity.

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

On September 26, 2002, the Court denied plaintiff Romero’s motion for class certification. The Court initially scheduled plaintiff Romero’s individual case for trial in May 2003. On October 1, 2002, the Court issued an order referring plaintiff Romero’s individual case to mediation. On October 10, 2002, plaintiff Romero filed a motion requesting that the Court reconsider its decision to deny class certification. On November 25, 2002, the Court denied plaintiff Romero’s motion for reconsideration. The deadline for plaintiffs to appeal to the Eleventh Circuit the district court’s denial of class status expired on December 10, 2002. On January 16, 2003, the district court moved the trial date from May to September 2003. In the interest of avoiding the further expense and burden of continued litigation, we resolved the lead subscriber track case for an immaterial amount ($2,500). As a result of this settlement, the Romero and Pay actions were dismissed with prejudice on March 28, 2003, with no admission of liability. The State of Connecticut and Albert actions remain pending.

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

On May 14, 2001, Health Net joined in a motion for stay of proceedings in Shane v. Humana, Inc., et al. (including Foundation Health Systems, Inc.) (00-1334-MD) in the United States District Court for the Southern District of Florida pending appeal in the 11th Circuit Court of Appeals. On June 17, 2001, the district court stayed discovery until after the district court ruled upon motions to dismiss and motions to compel arbitration. This order staying discovery also applied to other actions transferred to the district court by the Judicial Panel on Multidistrict Litigation, namely California Medical Association v. Blue Cross of California, Inc. et al., Klay v. Prudential Ins. Co. of America, et al., Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc., and Lynch v. Physicians Health Services of Connecticut, Inc. On June 25, 2001, the 11th Circuit Court of Appeals entered an order staying proceedings in the district court pending resolution of the appeals relating to the district court’s ruling on motions to compel arbitration. On March 14, 2002, the 11th Circuit affirmed the district court’s ruling on motions to compel arbitration. On March 25, 2002, the plaintiffs filed with the Eleventh Circuit a motion for relief from the stay. We joined in an opposition to plaintiff’s motion and joined a petition for rehearing of the arbitration issues before the entire Eleventh Circuit panel. On June 21, 2002, the Eleventh Circuit denied the petition for rehearing. Certain defendants filed a petition with the United States Supreme Court requesting review of a portion of the Eleventh Circuit’s decision to affirm the district court’s arbitration order. On July 12, 2002, the plaintiffs filed a motion requesting leave to amend their complaint. On July 29, 2002, the Court ordered that the stay of discovery is lifted effective September 30, 2002.

On September 26, 2002, the Court granted plaintiffs’ motion for class certification, initially scheduled trial to begin in May 2003, and granted plaintiffs’ request for leave to amend their complaint. The new complaint adds another managed care company as a defendant, adds the Florida Medical Society and the Louisiana Medical Society as plaintiffs, withdraws Dennis Breen as a named plaintiff, and adds claims under the New Jersey Consumer Fraud Act and the Connecticut Unfair Trade Practices Act against defendants other than Health Net. On October 1, 2002, the Court issued an order referring the lead provider track case to mediation. On October 10, 2002, the defendants filed a petition requesting that the Eleventh Circuit review the district court’s order granting class status. That same day, the defendants also filed a motion requesting that the district court stay discovery pending ruling on the appeal by the Eleventh Circuit, and pending ruling by the district court on the defendants’ motion to dismiss and motions to compel arbitration. On October 15, 2002, the United States Supreme Court agreed to review a portion of the Eleventh Circuit’s decision to affirm the district court’s arbitration order. On October 25, 2002, Health Net requested that the district court stay discovery against it pending ruling by the Supreme Court on arbitration issues. The district court later denied this request. On February 24, 2003, the Supreme Court heard oral argument on the arbitration issues. On October 18, 2002, the defendants filed a motion to dismiss the plaintiffs’ amended complaint. On November 6, 2002, the district court denied the defendants’ October 10, 2002 motion requesting a stay of discovery. On November 26, 2002, the plaintiffs filed a motion with the district court seeking leave to amend their complaint, which motion was denied. The district court has moved the trial date from May to December 2003.

On November 20, 2002, the Eleventh Circuit granted the defendants’ petition for review of the district court’s certification decision. On December 2, 2002, the defendants filed a motion with the Eleventh Circuit requesting that it stay discovery pending resolution of the class certification appeal. The Eleventh Circuit denied this motion. On December 30, 2002, defendants filed their brief with the Eleventh Circuit seeking reversal of the district court’s grant of class status. Briefing of this appeal was completed on March 13, 2003.

On April 7, 2003, the United States Supreme Court reversed a portion of the Eleventh Circuit’s decision to affirm the district court’s arbitration order. Under the Supreme Court’s ruling, certain claims against other defendants that the district court previously had refused to compel to arbitration now must be sent to arbitration. Health Net has pending before the district court motions to compel arbitration to which the Supreme Court’s ruling is applicable, and, on April 25, 2003, Health Net joined in a motion to renew motions to compel arbitration and stay proceedings.

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

We intend to defend ourselves vigorously in all of this JPML litigation. While the final outcome of these proceedings cannot be determined at this time, based on information presently available, we believe that the final outcome of such proceedings will not have a material adverse effect upon our financial condition, results of operations or liquidity. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our financial condition, results of operations or liquidity.

MISCELLANEOUS PROCEEDINGS

We and certain of our subsidiaries are also parties to various other legal proceedings, many of which involve claims for coverage encountered in the ordinary course of our business. While the final outcome of these proceedings cannot be determined at this time, based on information presently available, we believe that the final outcome of such proceedings will not have a material adverse effect upon our financial condition, results of operations or liquidity. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our financial condition, results of operations or liquidity.

8. SUBSEQUENT EVENTS

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

Our dental and vision subsidiaries had $14.7 million and $13.9 million of total revenues for the first quarters ended March 31, 2003 and 2002, respectively, and had $622,000 and $(76,000) of income (loss) before income taxes for the first quarters ended March 31, 2003 and 2002, respectively. As of March 31, 2003, our dental and vision subsidiaries had a combined total of $10.1 million in net equity, which we expect to recover through the sales proceeds. Our dental and vision subsidiaries are reported as part of our Health Plan Services reportable segment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The various restatement adjustments and their impact on our net income and diluted earnings per share are more fully described in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this Form 10-Q/A. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts for all periods and comparisons reflect the balances and amounts on a restated basis.

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

Please refer to Note 4 to the condensed consolidated financial statements for a discussion on the changes to our reportable segments. We believe that our revised reportable segments presentation properly represents our chief operating decision maker’s view of our financial data.

Cautionary Statements

This discussion and analysis and other portions of this Form 10-Q/A contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of

1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, the risks discussed in the “Cautionary Statements” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as amended, and the risks discussed in our other filings from time to time with the SEC.

We wish to caution readers that those factors, among others, could cause our actual financial or enrollment results to differ materially from those expressed in any projections, estimates or forward-looking statements relating to the Company. In addition, those factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by us. You should not place undue reliance on any forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date thereof. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that arise after the date of this report.

Results of Operations

Consolidated Operating Results

Our net income for the first quarter ended March 31, 2003 was $72.1 million, or $0.61 per basic and $0.60 per diluted share, compared to net income for the same period in 2002 of $49.6 million or $0.40 per basic and $0.39 per diluted share. Included in our results for the first quarter ended March 31, 2002 is a cumulative effect of a change in accounting principle of $(8.9) million, or $(0.07) per basic and diluted share, as a result of adopting Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.”

The table below and the discussions that follow summarize our financial performance for the first quarters ended March 31, 2003 and 2002.

	First Quarter Ended March 31,
	2003	2002
	(amounts in thousands, except per member per month data)
REVENUES
Health plan services premiums	$2,237,328	$2,090,317
Government contracts	453,556	349,502
Net investment income	12,979	15,601
Other income	11,822	13,914

Total revenues	2,715,685	2,469,334
EXPENSES
Health plan services	1,861,190	1,750,903
Government contracts	433,517	339,421
General and administrative	224,052	215,831
Selling	55,136	47,511
Depreciation	15,011	13,478
Amortization	669	2,461
Interest	9,762	10,189

Total expenses	2,599,337	2,379,794
Income from operations before income taxes and cumulative effect of a change in accounting principle	116,348	89,540
Income tax provision	44,213	30,982

Income before cumulative effect of a change in accounting principle	72,135	58,558
Cumulative effect of a change in accounting principle, net of tax	—	(8,941)

Net income	$72,135	$49,617

Health plan services medical care ratio	83.2%	83.8%
Government contracts cost ratio	95.6%	97.1%
Administrative ratio (a)	10.6%	10.9%
Selling costs ratio (b)	2.5%	2.3%
Health plan services premiums per member per month (PMPM) (d)	$199.89	$183.66
Health plan services PMPM (c)	$166.29	$153.84

(a)	The administrative ratio is computed as the sum of G&A and depreciation expenses divided by the sum of health plan services premium revenues and other income.
(b)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(c)	PMPM is calculated based on total medical at-risk member months and excludes ASO member months.

Enrollment	Information

The table below summarizes our at-risk insured and ASO enrollment information as of March 31:

	2003	2002	Percent Change
	(Enrollees in Thousands)
Health Plan Services:
Commercial	2,644	2,775	(4.7)%
Federal program	173	193	(10.4)%
State programs	877	815	7.6%

Continuing plans	3,694	3,783	(2.4)%
Discontinued plan (Pennsylvania)	32	—

Total Health Plan Services	3,726	3,783	(1.5)%
ASO	89	75	18.7%

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

Commercial membership for our health plans decreased by 99,000 members or 3.6% as of March 31, 2003 compared to the same period in 2002. The decrease in the commercial membership is primarily due to exits from unprofitable large employer group accounts offset by increases in enrollment in key products and markets that we have been targeting in an effort to achieve a greater product and segment diversity. These changes have resulted in the following:

•	Net decrease in California of 47,000 members as a result of a 142,000 member decrease in our large group HMO market. The large group membership decline is primarily the result of the loss of the California Public Employees’ Retirement System (CalPERS) account effective January 1, 2003. The CalPERS account had approximately 175,000 members. This loss is partially offset by a 95,000 member increase in our small group and individual HMO, PPO and POS markets,

•	Decrease in Connecticut of 39,000 members as a result of membership decreases in our large group and small group markets, and

•	Decrease in Arizona of 26,000 members as a result of membership decreases primarily in our large group HMO market due to disenrollment of our HMO members due to premium rate increases averaging 16% over the past year, offset by

•	Increase in Oregon of 18,000 members primarily in the large group market.

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

Health Plan Services Premiums

Health Plan Services premiums increased $147.0 million or 7.0% for the first quarter ended March 31, 2003 compared to the same period in 2002. Total health plan services on a PMPM basis increased to $199.89 or 9% for the first quarter ended March 31, 2003 from $183.66 for the same period in 2002, primarily due to the following:

•	Increase in commercial premiums of $142.5 million or 9.9% for the first quarter ended March 31, 2003 as compared to the same period in 2002 due to a 14% increase in premiums on a PMPM basis, partially offset by a 4% decrease in member months. The majority of the decrease in member months is due to the loss of the CalPERS account. The premium increases on a PMPM basis were in large and small groups across all states, and

•	Increase in Medicaid premiums of $29.9 million or 11.4% for the first quarter ended March 31, 2003 as compared to the same period in 2002 driven by a 9% increase in member months and a 2% increase in premiums on a PMPM basis. The increase in member months is due to growth in Medicaid enrollment in California and Connecticut of 8% and 16%, respectively, offset by

•	Decreases in Medicare risk premiums of $23.3 million or 6.3% for the first quarter ended March 31, 2003 as compared to the same period in 2002. The decrease in Medicare risk premiums is primarily due to a 12% decline in member months partially offset by a 6% increase in premiums on a PMPM basis. The decrease in member months is from exiting certain counties.

Government Contracts Revenues

Government Contracts revenues increased by $104.1 million or 29.8% for the first quarter ended March 31, 2003 compared to the same period in 2002 primarily due to the following:

•	Increase in risk sharing revenue of $47.0 million from increased health care cost estimates likely resulting from the call-up of reservists in support of the nation’s heightened military activity and an increased number of enrollees seeking care in the private sector as many military health care professionals were deployed to the Middle East,

•	Increase in revenues of $38.7 million from higher change order costs, and

•	Increase in revenues of $17.2 million from higher base contract pricing on new option periods.

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

Net Investment Income

Net investment income decreased by $2.6 million or 16.8% for the first quarter ended March 31, 2003 compared to the same period in 2002. This decline is primarily a result of continued declines in interest rates of an average of 50 basis points in the first quarter ended March 31, 2003 compared to the same period in 2002.

Other Income

Other income is primarily comprised of revenues from our employer services group subsidiary. Other income decreased by $2.1 million or 15.0% for the first quarter ended March 31, 2003 compared to the same period in 2002. This decrease is primarily due to the sale of our claims processing subsidiary effective July 1, 2002.

Health Plan Services Costs

Health plan services costs increased by $110.3 million or 6.3% for the first quarter ended March 31, 2003 as compared to the same period in 2002. Total health plan services costs on a PMPM basis increased to $166.29 or 8% for the first quarter ended March 31, 2003 from $153.84 for the same period in 2002, primarily due to the following:

•	Increase in commercial health care costs of $120.2 million or 10% for the first quarter ended March 31, 2003 as compared to the same period in 2002 due to a 14% increase in commercial health care costs on a PMPM basis primarily as a result of higher hospital costs reflecting increased unit cost trends for outpatient costs, partially offset by a 4% decrease in member months,

•	Increase in Medicaid health care costs of $21.5 million or 10% for the first quarter ended March 31, 2003 as compared to the same period in 2002 due to 9% increase in member months due to Medicaid membership growth in California and Connecticut and a 1% increase in health care costs on a PMPM basis, offset by

•	Decrease in Medicare risk health care costs of $31.4 million or 9% for the first quarter ended March 31, 2003 as compared to the same period in 2002 due to a 12% decline in member months, partially offset by a 3% increase in Medicare health care costs on a PMPM basis also reflective of higher hospital unit cost trends.

Health Plan Services MCR decreased to 83.2% or by 57 basis points for the first quarter ended March 31, 2003 as compared to 83.8% for the same period in 2002 primarily due to a continued focus on pricing discipline combined with pricing increases above the health care cost trend for our Medicare and Medicaid products. The increase in our overall Health Plan Services premiums on a PMPM basis of 8.8% as compared to the same period in 2002 outpaced the increase in our overall health care costs on a PMPM basis of 8.1% as compared to the same period in 2002.

As our estimates for health care costs are based on actuarially developed estimates, incurred claims related to prior years may differ from previously estimated amounts. Cumulative prior period incurred amounts expensed in the first quarter ended March 31, 2003 was less than 0.1% of the most recent 12 months incurred costs.

Government Contracts Costs

Government Contracts costs increased by $94.1 million or 27.7% for the first quarter ended March 31, 2003 compared to the same period in 2002. The increase is primarily due to increases in health care estimates and higher administrative and health care change order costs.

Government Contracts cost ratio decreased to 95.6% for the first quarter ended March 31, 2003, as compared to 97.1% the same period in 2002. The 153 basis point improvement is primarily due to higher pricing on new option periods and higher change order volume.

General and Administrative (G&A) Costs

G&A costs increased by $8.2 million or 3.8% for the first quarter ended March 31, 2003 compared to the same period in 2002. The increase reflects continued investment in our operations and systems consolidation projects. The administrative expense ratio decreased to 10.6% for the first quarter ended March 31, 2003 compared to 10.9% for the same period in 2002. We continue to realize operating and administrative cost reductions attributed to the restructuring plan we implemented in the third quarter ended September 30, 2001 to consolidate certain administrative, financial and technology functions. The 27 basis point improvement in our administrative expense ratio is due to a 7.0% increase in health plan services premium revenues outpacing the increase in G&A costs.

Selling Costs

Selling costs consist of broker commissions paid to brokers and agents and sales incentives paid to our sales associates. During the fourth quarter ended December 31, 2002, we separated selling costs from G&A expenses to better reflect the shift in our commercial health plan mix to small group. The selling costs ratio increased to 2.5% for the first quarter ended March 31, 2003 compared to 2.3% for the same period in 2002. This increase reflects the continued shift of our commercial health plan mix to small group with its higher selling costs.

Amortization and Depreciation

Amortization and depreciation expense decreased by $0.3 million or 1.6% for the first quarter ended March 31, 2003 from the same period in 2002. This decrease is primarily due to the following:

•	Decrease in amortization expense of $1.8 million due to certain intangible assets reaching the end of their useful lives and thus becoming fully amortized, and

•	Decrease in depreciation expense of $3.0 million from the assets impaired during the fourth quarter ended December 31, 2002 as a result of our systems consolidation project, offset by

•	Increase in depreciation expense of $2.3 million due to additional investment in IT assets and an increase of $2.2 million from the accelerated depreciation of certain capitalized software as a result of our systems consolidation project.

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

We identified the following six reporting units within our businesses: Health Plans, Government Contracts, Behavioral Health, Dental & Vision, Subacute and Employer Services Group. In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units upon adoption of this Standard. We used an independent third-party professional services firm with knowledge and experience in performing fair value measurements to assist us in the impairment testing and measurement process. As a result of these impairment tests, we identified goodwill impairment at our behavioral health subsidiary and at our employer services group subsidiary in the amounts of $3.5 million and $5.4 million, respectively. Accordingly, we recorded an impairment charge of goodwill of $8.9 million, net of tax benefit of $0, which has been reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the first quarter ended March 31, 2002. As part of our annual goodwill impairment test, we completed an evaluation of goodwill with the assistance of the same independent third-party professional services firm at each of our reporting units as of June 30, 2002. No goodwill impairments were identified in any of our reporting units. We will perform our annual goodwill impairment test as of June 30 in each year. See Note 3 to the condensed consolidated financial statements.

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

In 2001, the United States Senate and House of Representatives passed separate bills, sometimes referred to as “patients’ rights” or “patients’ bill of rights” legislation, that sought, among other things, to hold health plans liable for claims regarding health care delivery and improper denial of care. This legislation would have removed or limited federal preemption under the Employee Retirement Income Security Act of 1974 (ERISA) that currently precludes most individuals from suing health plans for causes of action based upon state law and would enable plan members to challenge coverage and benefits decisions in state and federal courts. Although both bills provided for independent review of decisions regarding medical care, the bills differed on the circumstances and procedures under which lawsuits could be brought against managed care organizations and the scope of their liability. Although Congress did not ultimately enact legislation based on the 2001 bills, and adjourned in 2002 without reconciling the two bills, we expect the issue to be considered again in 2003 and that similar bills will be introduced. If patients’ bill of rights legislation is enacted into law, we could be subject to significant additional litigation risk and regulatory compliance costs, which could be costly to us and could have a significant adverse effect on our results of operations. Although we could attempt to mitigate our ultimate exposure to litigation and regulatory compliance costs through, among other things, increases in premiums, there can be no assurance that we would be able to mitigate or cover the costs stemming from litigation arising under patients’ bill of rights legislation or the other costs that we could incur in connection with complying with patients’ bill of rights legislation.

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

Government health care receivables are best estimates of payments that are ultimately collectible or payable. Since these amounts are subject to government audit, negotiation and appropriations, amounts ultimately collected may vary significantly from current estimates. Additionally, the timely collection of these receivables is also impacted by government audit and negotiation and could extend for periods beyond a year. Amounts receivable under government contracts were $142.8 million and $78.0 million as of March 31, 2003 and December 31, 2002, respectively. The increase is primarily due to increased risk sharing revenue from higher health care cost estimates likely resulting from the call-up of reservists in support of the nation’s heightened military activity and an increased number of enrollees seeking care in the private sector as many military health care professionals were deployed to the Middle East, increased revenues from higher change order costs, and increased revenues from higher base contract pricing on new option periods.

Operating Cash Flows

Net cash provided by operating activities was $90.2 million for the first quarter ended March 31, 2003 compared to net cash used by operating activities of $33.2 million for the same period in 2002. The increase in operating cash flows of $123.4 million was due primarily to a net increase in cash flows from reserves for claims and other settlements of

$106.1 million. In addition, we realized an increase in cash collections from premiums receivable, unearned premiums and other assets of $15.2 million due to enhanced collections efforts. A net increase in net income plus amortization and depreciation and non-cash charge items of $13.8 million was offset by a net decrease in cash flows from amounts receivable/payable under government contracts of $5.2 million and accounts payable and other liabilities of $6.5 million.

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

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of the Company’s Class A Common Stock under our stock repurchase program. During 2002, we received approximately $49 million in cash and $18 million in tax benefits as a result of option exercises. During the first quarter ended March 31, 2003, we received approximately $7 million in cash and recognized $2 million in tax benefits as a result of option exercises. For the last three quarters ended December 31, 2003, we expect to receive approximately $51 million in cash and $15 million in tax benefits from estimated option exercises during the remainder of the year. As a result of the $67 million (in 2002), $9 million (in the first quarter ended March 31, 2003) and $66 million (estimated for the last three quarters ended December 31, 2003) in realized and estimated benefits, our total authority under our stock repurchase program is estimated at $391 million based on the authorization we received from our Board of Directors to repurchase $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options). Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. We use cash flows from operations to fund the share repurchases. As of May 8, 2003, we repurchased 12,369,255 shares at an average price of $25.21 per share pursuant to our stock repurchase program.

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

As of March 31, 2003, our future minimum commitments for operating leases and service agreements for the years ending December 31 are as follows (amounts in thousands):

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

We have also entered into a strategic relationship with SafeGuard focused on the expansion of market share and the delivery of competitive dental benefit products that will be sold in conjunction with our medical plans. See Note 8 to the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K/A for the year ended December 31, 2002, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health care services, reserves for contingent liabilities, government contracts, goodwill and recoverability of long-lived assets and investments. We have not changed these policies from those previously disclosed in our Annual Report.

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

As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to the Company. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay obligations of the Company. The maximum amount of dividends which can be paid by the insurance company subsidiaries to the Company without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. Management believes that as of March 31, 2003, all of the Company’s health plans and insurance subsidiaries met their respective regulatory requirements.

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

On February 11, 2004, we announced that, due to improper recording of workers’ compensation liabilities, operating leases and certain other items, we would restate our consolidated financial statements for 2002 and 2001 and for the first three quarters of 2003. For a detailed description of the restatements, see Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2002 and Note 2 to our condensed consolidated financial statements contained in this Amended Quarterly Report on Form 10-Q/A. Our independent auditors, in connection with their audit of our 2003 financial statements, have noted certain matters involving our internal control and its operation in connection with the improper recording of workers’ compensation liabilities and operating leases in the periods affected by the restatements that they consider to be reportable conditions under standards established by the American Institute of Certified Public Accountants and have advised us that, in their judgment, the reportable conditions constitute a material weakness under such standards.

Even before we received this communication from our independent auditors, we had instituted changes to our disclosure controls and procedures and to our internal control over financial reporting to provide greater assurance that we have mitigated the control deficiencies that resulted in the restatement of our financial statements. Such changes include, among other things, changes in our operating and accounting procedures to, among other things, provide more detailed reviews of estimation procedures for worker’s compensation liabilities and account properly for operating leases. We had also commenced the process of defining and implementing other changes to enhance our internal control over financial reporting and to ensure that our disclosure controls and procedures are effective at the reasonable assurance level. For example, we are in the process of defining and implementing enhanced communication practices to ensure that persons outside the finance department are aware that they must notify the finance department of any contractual or other financial commitment involving Health Net so that the finance department can determine whether any such commitment could give rise to a financial reporting obligation. In addition, we have initiated a reorganization of our finance department, including the hiring of additional senior-level personnel, which we expect to complete by mid-2004. We believe that the process we have undertaken to address the factors that gave rise to the restatements constitutes an appropriate response to the reportable conditions discussed above.

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

There were not any changes in the Company’s internal control over financial reporting (as such term is defined in

Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended March 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as described above, in the first quarter of 2004, we instituted certain changes to our disclosure controls and procedures and to our internal control over financial reporting to provide greater assurance that we have mitigated the control deficiencies that resulted in the restatement of our financial statements.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1	Purchase and Sale Agreement dated as of April 7, 2003 by and between SafeGuard Health Enterprises, Inc. and Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.2	Assumption and Indemnity Reinsurance Agreement dated as of April 7, 2003 by and among Health Net Life Insurance Company and SafeHealth Life Insurance Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.3	Network Access Agreement dated as of April 7, 2003 by and among Health Net Life Insurance Company and SafeHealth Life Insurance Company (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12718) and incorporated herein by reference).

11.1	Statement relative to computation of per share earnings of the Company (included in Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

(b)	Reports on Form 8-K

No Current Reports on Form 8-K were filed by the Company during the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: March 15, 2004	By:	/s/ Jay M. Gellert
Jay M. Gellert President and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2004	By:	/s/ Marvin P. Rich
Marvin P. Rich Executive Vice President, Finance and Operations (Principal Accounting and Financial Officer)

Exhibit Index

10.1	Purchase and Sale Agreement dated as of April 7, 2003 by and between SafeGuard Health Enterprises, Inc. and Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.2	Assumption and Indemnity Reinsurance Agreement dated as of April 7, 2003 by and among Health Net Life Insurance Company and SafeHealth Life Insurance Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.3	Network Access Agreement dated as of April 7, 2003 by and among Health Net Life Insurance Company and SafeHealth Life Insurance Company (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12718) and incorporated herein by reference).

11.1	Statement relative to computation of per share earnings of the Company (included in Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.