Form 10-Q/A
period 2003-06-30
HEALTH NET INC
filed 2004-03-15
CIK 916085

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 is being filed to present restated condensed consolidated financial statements as of June 30, 2003 and for the second quarters and six months ended June 30, 2003 and 2002. A description of the adjustments that comprise the restatements is discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements included in this report.

This report on Form 10-Q/A amends and restates Item 1, 2 and 4 of Part I and Item 6 of Part II of the original Form 10-Q, and no other information included in the original Form 10-Q is amended hereby. This report on Form 10-Q/A does not reflect the effect of any events subsequent to the filing of the original Form 10-Q, except for the aforementioned restatements.

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH NET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30, 2003	December 31, 2002
	As Restated See Note 2
ASSETS
Current Assets:
Cash and cash equivalents	$788,296	$832,793
Investments—available for sale	955,401	1,008,975
Premiums receivable, net	184,239	164,043
Amounts receivable under government contracts	92,982	77,969
Reinsurance and other receivables	114,327	108,147
Deferred taxes	60,081	62,930
Other assets	95,654	91,399

Total current assets	2,290,980	2,346,256
Property and equipment, net	198,502	199,218
Goodwill, net	762,066	762,066
Other intangible assets, net	21,129	22,339
Deferred taxes	15,270	12,216
Other noncurrent assets	168,077	118,656

Total Assets	$3,456,024	$3,460,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,079,748	$1,025,269
Health care and other costs payable under government contracts	236,935	219,454
Unearned premiums	73,905	175,846
Accounts payable and other liabilities	281,732	282,844

Total current liabilities	1,672,320	1,703,413
Senior notes payable	398,892	398,821
Other noncurrent liabilities	63,246	58,101

Total Liabilities	2,134,458	2,160,335

Commitments and contingencies
Stockholders’ Equity:
Common stock and additional paid-in capital	760,430	730,626
Restricted common stock	6,229	1,913
Unearned compensation	(5,278)	(1,441)
Treasury Class A common stock, at cost	(413,918)	(259,513)
Retained earnings	964,665	817,746
Accumulated other comprehensive income	9,438	11,085

Total Stockholders’ Equity	1,321,566	1,300,416

Total Liabilities and Stockholders’ Equity	$3,456,024	$3,460,751

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Second Quarter Ended June 30,
	2003	2002
	As Restated See Note 2	As Restated See Note 2
REVENUES
Health plan services premiums	$2,259,867	$2,106,110
Government contracts	465,727	368,660
Net investment income	14,364	15,104
Other income	12,704	15,376

Total revenues	2,752,662	2,505,250

EXPENSES
Health plan services	1,888,966	1,769,753
Government contracts	443,549	356,885
General and administrative	219,942	205,361
Selling	56,800	46,188
Depreciation	14,453	15,132
Amortization	669	2,522
Interest	9,769	10,338
Loss on assets held for sale	—	2,600

Total expenses	2,634,148	2,408,779

Income before income taxes	118,514	96,471
Income tax provision	43,730	32,257

Net income	$74,784	$64,214

Basic and diluted earnings per share:
Basic	$0.64	$0.51
Diluted	$0.63	$0.50
Weighted average shares outstanding:
Basic	116,446	125,620
Diluted	118,631	127,800

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	As Restated See Note 2	As Restated See Note 2
REVENUES
Health plan services premiums	$4,497,195	$4,196,427
Government contracts	919,283	718,162
Net investment income	27,343	30,705
Other income	24,526	29,290

Total revenues	5,468,347	4,974,584

EXPENSES
Health plan services	3,750,156	3,520,656
Government contracts	877,066	696,306
General and administrative	443,994	421,192
Selling	111,936	93,699
Depreciation	29,464	28,610
Amortization	1,338	4,983
Interest	19,531	20,527
Loss on assets held for sale	—	2,600

Total expenses	5,233,485	4,788,573

Income from operations before income taxes and cumulative effect of a change in accounting principle	234,862	186,011
Income tax provision	87,943	63,239

Income before cumulative effect of a change in accounting principle	146,919	122,772
Cumulative effect of a change in accounting principle, net of tax	—	(8,941)

Net income	$146,919	$113,831

Basic earnings per share:
Income from operations	$1.25	$0.98
Cumulative effect of a change in accounting principle	—	(0.07)

Net	$1.25	$0.91

Diluted earnings per share:
Income from operations	$1.23	$0.97
Cumulative effect of a change in accounting principle	—	(0.07)

Net	$1.23	$0.90

Weighted average shares outstanding:
Basic	117,703	124,755
Diluted	119,595	126,941

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	As Restated See Note 2	As Restated See Note 2
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$146,919	$113,831
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	30,802	33,593
Loss on assets held for sale	—	2,600
Cumulative effect of a change in accounting principle	—	8,941
Other changes	3,517	4,405
Changes in assets and liabilities:
Premiums receivable and unearned premiums	(122,137)	(87,117)
Other assets	(8,971)	8,437
Amounts receivable/payable under government contracts	2,468	(83,429)
Reserves for claims and other settlements	54,998	(67,074)
Accounts payable and other liabilities	12,542	14,721

Net cash provided by (used in) operating activities	120,138	(51,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	135,111	76,829
Maturities of investments	306,769	162,317
Purchases of investments	(410,622)	(334,315)
Purchases of property and equipment	(28,589)	(27,974)
Purchases of restricted investments and other	(30,843)	297

Net cash used in investing activities	(28,174)	(122,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	22,118	40,906
Borrowings on credit facility	—	50,000
Borrowings under term loan promissory note	5,680	—
Repurchases of common stock	(158,411)	(28,370)
Repayment of debt and other noncurrent liabilities	(5,848)	(125,214)

Net cash used in financing activities	(136,461)	(62,678)

Net decrease in cash and cash equivalents	(44,497)	(236,616)
Cash and cash equivalents, beginning of year	832,793	907,729

Cash and cash equivalents, end of period	$788,296	$671,113

SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Issuance of restricted stock	$4,316	$1,034
Securities reinvested from restricted available for sale investments to restricted cash	52,505	10,167

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

We are responsible for the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results in accordance with GAAP. In accordance with GAAP, we make certain estimates and assumptions that affect the reported amounts. Actual results could differ from estimates. As these are condensed financial statements, one should also read our 2002 consolidated financial statements and notes included in our Form 10-K/A for the year ended December 31, 2002 filed with the SEC in March 2004.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for the full year.

2. RESTATEMENT

On February 11, 2004, we announced that we would restate our consolidated financial statements for the first three quarters of 2003 and for the years ended December 31, 2002 and 2001. Subsequent to the issuance of the June 30, 2003 condensed consolidated financial statements, management determined that the correction of accounting errors, associated primarily with the period of accounting recognition, with respect to certain general and administrative (G&A) expenses was required. Additional restatements to correct certain known errors were also recorded.

The following table summarizes the various restatement adjustments and their impact on our net income and diluted earnings per share as previously reported for the second quarters and six months ended June 30, 2003 and 2002. The restatement adjustments are discussed in greater detail in the paragraphs that follow the table.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(Increases (decreases) in thousands)	2003	2002	2003	2002
Net income as previously reported	$74,535	$64,735	$142,764	$114,549

Restatement adjustments:
Workers’ compensation expenses and liabilities	1,500	(450)	3,000	(900)
Rental expenses	(615)	(277)	(740)	(570)
Consulting costs	—	239	—	478
Deferred compensation plan	(241)	321	(233)	342
Termination benefits	(249)	—	(249)	—
Other	—	(599)	4,917	(417)

Total adjustments before income tax effect	395	(766)	6,695	(1,067)
Income tax effect	146	(245)	2,540	(349)

Total adjustments	249	(521)	4,155	(718)

Net income as restated	$74,784	$64,214	$146,919	$113,831

Diluted earnings per share as previously reported	$0.63	$0.51	$1.19	$0.90
Diluted earnings per share as restated	$0.63	$0.50	$1.23	$0.90

Workers’ compensation expenses and liabilities. Changes to our workers’ compensation insurance coverage beginning on January 1, 2000 resulted in our having partial coverage for certain potential claims with respect to which we had previously been fully insured. The restatement adjustments increasing (decreasing) pretax income by approximately $1.5 million and $(0.5) million for the second quarters ended June 30, 2003 and 2002, respectively, and $3.0 million and $(0.9) million for the six months ended June 30, 2003 and 2002, respectively, were made to appropriately reflect accruals associated with the self-insured portion of workers’ compensation claims for those changes in our insurance coverage.

Rental expenses. The restatement adjustments decreasing pretax income by approximately $0.6 million and $0.3 million for the second quarters ended June 30, 2003 and 2002, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2003 and 2002, respectively, were made to correctly reflect the accrual of rent on a straight-line basis under certain leases containing rent escalation clauses.

Consulting costs. The restatement adjustments increasing pretax income by approximately $0.2 million and $0.5 million for the second quarter and six months ended June 30, 2002, respectively, reflect a correction to reverse the expensing during 2002 of consulting costs that had been incorrectly recorded as a prepaid expense during the fourth quarter of 2001.

Deferred compensation plan. The restatement adjustments (decreasing) increasing pretax income by approximately $(0.2) million and $0.3 million for the second quarter ended June 30, 2003 and 2002, respectively, and $(0.2) million and $0.3 million for the six months ended June 30, 2003 and 2002, respectively, reflect (losses) earnings related to one of our deferred compensation plans which became effective May 1, 1998. We had previously not properly accounted for the benefits earned by participants on their compensation deferrals nor the investment income related to the trust assets for this deferred compensation plan. Additionally, these adjustments resulted in an increase to noncurrent assets of $10.7 million and an increase to other noncurrent liabilities of $9.6 million as of June 30, 2003.

Termination benefits. The restatement adjustment decreasing pretax income by approximately $0.2 million for the second quarter and six months ended June 30, 2003, was made to correctly reflect the accrual of termination benefits related to our Health Net One consolidation project that we had not previously recorded.

Other pretax income adjustments:

a)	An adjustment decreasing pretax income for the six months ended June 30, 2003 by approximately $3.3 million related to use by our employees in December 2002 of their accrued paid time off that had not been appropriately recorded as a reduction of the related liability during the fourth quarter ended December 31, 2002;

b)	An adjustment to increase health plan premiums by approximately $2.8 million for the six months ended June 30, 2003 reflects a correction to reverse the recording of premium adjustments that should have been recorded during the third quarter ended September 30, 2002 upon communication to us by the U.S. Office of Personnel Management related to our participation in California’s federal employee health benefit program;

c)	An adjustment increasing pretax income by approximately $2.2 million for the six months ended June 30, 2003 related to pharmacy rebates that we inadvertently recorded twice in government contracts costs during the fourth quarter of 2002;

d)	The correction of a reconciling item of $1.9 million that increased pretax income for the six months ended June 30, 2003 that should have been expensed in government contracts costs during 2001;

e)	Various other adjustments had a net effect of (decreasing) increasing pretax income by $(0.6) million for the second quarter ended June 30, 2002, and $1.3 million and $(0.4) million for the six months ended June 30, 2003 and 2002, respectively.

Deferred tax asset and liability reclassifications. We reclassified deferred tax asset and liability amounts, primarily related to deferred compensation and executive benefit plan liabilities, to appropriately reflect their classification as current or noncurrent. This resulted in a decrease to current deferred tax assets of $18.4 million, an increase in noncurrent deferred tax assets of $9.8 million, and a decrease in noncurrent deferred tax liabilities of $8.6 million as of June 30, 2003.

Other liabilities reclassification. A reclassification of aged outstanding checks of $10 million decreasing reserves for claims and other settlements and increasing accounts payable and other liabilities as of June 30, 2003 was recorded.

The following tables summarize the effects of the various restatements on our condensed consolidated statements of operations as previously reported (amounts in thousands, except per share data):

	Second Quarter Ended June 30,
	2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net investment income	$14,004	$14,364	$15,318	$15,104
Other income	12,704	12,704	15,876	15,376
Total revenues	2,752,302	2,752,662	2,505,964	2,505,250
General and administrative	219,977	219,942	204,484	205,361
Selling	56,800	56,800	46,688	46,188
Amortization	669	669	2,847	2,522
Total expenses	2,634,183	2,634,148	2,408,727	2,408,779
Income before income taxes	118,119	118,514	97,237	96,471
Income tax provision	43,584	43,730	32,502	32,257
Net income	74,535	74,784	64,735	64,214
Basic and diluted earnings per share:
Basic	$0.64	$0.64	$0.52	$0.51
Diluted	$0.63	$0.63	$0.51	$0.50

	Six Months Ended June 30,
	2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Health plan services premiums	$4,494,435	$4,497,195	$4,196,427	$4,196,427
Net investment income	27,079	27,343	30,890	30,705
Other income	24,526	24,526	30,303	29,290
Total revenues	5,465,323	5,468,347	4,975,782	4,974,584
Government contracts	881,091	877,066	696,306	696,306
General and administrative	444,140	443,994	419,660	421,192
Selling	111,436	111,936	94,712	93,699
Amortization	1,338	1,338	5,633	4,983
Total expenses	5,237,156	5,233,485	4,788,704	4,788,573
Income from operations before income taxes and cumulative effect of a change in accounting principle	228,167	234,862	187,078	186,011
Income tax provision	85,403	87,943	63,588	63,239
Income from operations before cumulative effect of a change in accounting principle	142,764	146,919	123,490	122,772
Net income	142,764	146,919	114,549	113,831
Basic earnings per share:
Income from operations	$1.21	$1.25	$0.99	$0.98
Net	$1.21	$1.25	$0.92	$0.91
Diluted earnings per share:
Income from operations	$1.19	$1.23	$0.97	$0.97
Net	$1.19	$1.23	$0.90	$0.90

The following table summarizes the effects of the various restatements on our condensed consolidated balance sheet as previously reported (amounts in thousands):

	June 30, 2003
	As Previously Reported	As Restated
Deferred taxes – current	$77,314	$60,081
Total current assets	2,308,213	2,290,980
Deferred taxes – noncurent	—	15,270
Other noncurrent assets	157,387	168,077
Total Assets	3,447,297	3,456,024
Reserves for claims and other settlements	1,089,717	1,079,748
Accounts payable and other liabilities	264,186	281,732
Total current liabilities	1,664,743	1,672,320
Deferred taxes – noncurrent	8,618	—
Other noncurrent liabilities	49,000	63,246
Total Liabilities	2,121,253	2,134,458
Retained earnings	969,143	964,665
Total Stockholders’ Equity	1,326,044	1,321,566
Total Liabilities and Stockholders’ Equity	3,447,297	3,456,024

3. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Our comprehensive income is as follows (amounts in thousands):

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$74,784	$64,214	$146,919	$113,831
Other comprehensive income (loss), net of tax:
Net change in unrealized appreciation on investments Available for sale	147	9,607	(1,647)	4,867

Comprehensive income	$74,931	$73,821	$145,272	$118,698

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

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$74,784	$64,214	$146,919	$113,831
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	314	77	516	77
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(4,525)	(4,303)	(8,202)	(8,118)

Net income, pro forma	$70,573	$59,988	$139,233	$105,790

Basic earnings per share:
As reported	$0.64	$0.51	$1.25	$0.91
Pro forma	$0.61	$0.48	$1.18	$0.85
Diluted earnings per share:
As reported	$0.63	$0.50	$1.23	$0.90
Pro forma	$0.59	$0.47	$1.16	$0.83

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

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: SFAS No. 141, “Business Combinations” (SFAS No. 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 is effective as follows: (a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later).

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

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period(in years)
As of June 30, 2003:
Provider networks	$35.7	$(16.8)	$18.9	14-40
Employer groups	92.9	(90.7)	2.2	11-23

	$128.6	$(107.5)	$21.1

As of December 31, 2002:
Provider networks	$35.7	$(15.9)	$19.8	14-40
Employer groups	92.9	(90.4)	2.5	11-23

	$128.6	$(106.3)	$22.3

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (amounts in millions):

Year	Amount
2003	$2.7
2004	2.7
2005	2.5
2006	2.0
2007	1.6

Restricted Cash and Investments

We and our consolidated subsidiaries are required to set aside certain funds for restricted purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of June 30, 2003 and December 31, 2002, the restricted cash and cash equivalents balances totaled $55.9 million and $4.3 million, respectively, and are included in other noncurrent assets. Certain long-term debt investments totaled $1.3 million as of June 30, 2003 and December 31, 2002 and are included in other noncurrent assets. Short-term investments were $75.2 million and $109.1 million as of June 30, 2003 and December 31, 2002, respectively, and are included in investments available for sale.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 addresses the issuer’s accounting for certain freestanding financial instruments. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The adoption of SFAS No. 150 had no impact on our financial position or results of operations as the Company has no pre-existing instruments that are impacted by SFAS No. 150.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated as follows and for hedging relationships designated after June 30, 2003. The guidance shall be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, shall continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, shall be applied to existing contracts as well as new contracts entered into after June 30, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45). This interpretation elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. See Note 5 for indemnification guarantee disclosure on pending and threatened litigation related to the sale of our Florida health plan completed on August 1, 2001. As of June 30, 2003, the adoption of FIN No. 45 had no impact on our consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (Issue 94-3). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of any exit or disposal liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that were initiated after December 31, 2002. As of June 30, 2003, the adoption of SFAS No. 146 had no impact on our consolidated financial position or results of operations.

Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and some provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 sets new criteria for determining when an asset can be classified as held-for-sale as well as modifying the financial statement presentation requirements of operating losses from discontinued operations. The adoption of SFAS No. 144 had no impact on our consolidated financial position or results of operations.

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

We evaluate performance and allocate resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2002, except that intersegment transactions are not eliminated.

Our segment information is as follows (amounts in millions):

	Health Plan Services	Government Contracts	Total
Second Quarter Ended June 30, 2003
Revenues from external sources	$2,259.9	$465.7	$2,725.6
Intersegment revenues	10.6	—	10.6
Segment profit	100.8	22.4	123.2
Second Quarter Ended June 30, 2002
Revenues from external sources	$2,106.1	$368.7	$2,474.8
Intersegment revenues	14.2	—	14.2
Segment profit	89.0	11.5	100.5
Six Months Ended June 30, 2003
Revenues from external sources	$4,497.2	$919.3	$5,416.5
Intersegment revenues	21.1	—	21.1
Segment profit	209.6	42.2	251.8
Six Months Ended June 30, 2002
Revenues from external sources	$4,196.4	$718.2	$4,914.6
Intersegment revenues	27.4	—	27.4
Segment profit	176.8	21.1	197.9

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

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income before income taxes and cumulative effect of a change in accounting principle is as follows (amounts in millions):

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Total reportable segment profit	$123.2	$100.5	$251.8	$197.9
Loss from corporate and other entities	(4.7)	(1.4)	(16.9)	(9.3)
Loss on assets held for sale	—	(2.6)	—	(2.6)

Income before income taxes and cumulative effect of a change in accounting principle as reported	$118.5	$96.5	$234.9	$186.0

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

Pennsylvania Health Plan

In March 2003, we announced that we will withdraw our commercial health plan from the commercial market in the Commonwealth of Pennsylvania effective September 30, 2003. Coverage for our members enrolled in the Federal Employee Health Benefit Plan (FEHBP) will continue until December 31, 2003. Our Pennsylvania health plan had $19.2 million and $35.4 million of total revenues for the second quarters ended June 30, 2003 and 2002, respectively, and had $39.6 million and $72.2 million of total revenues for the six months ended June 30, 2003 and 2002, respectively. Our Pennsylvania health plan had $(3.3) million and $(2.2) million of (loss) before taxes for the second quarters ended June 30, 2003 and 2002, respectively, and had $(3.9) million and $(2.0) million of (loss) before taxes for the six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, our Pennsylvania health plan had $15.6 million in net equity, which we believe is recoverable. As of June 30, 2003, we had approximately 28,000 members enrolled in our commercial health plan in Pennsylvania. Our Pennsylvania health plan is reported as part of our Health Plan Services reportable segment.

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

The SPA included an indemnification obligation for all pending and threatened litigation as of the closing date and certain specific provider contract interpretation or settlement disputes. As of June 30, 2003, we have paid $5.7 million in settlements on certain indemnified items. At this time, we believe that the estimated liability related to the remaining indemnified obligations on any pending or threatened litigation and the specific provider contract disputes will not have a material impact on the financial condition, results of operations or liquidity of the Company.

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

On August 1, 2000, a motion filed by us and FHC to remove the lawsuit from the jurisdiction of the Bankruptcy Court to the United States District Court for the Central District of California was granted. Pursuant to a June 12, 2002 intra-district transfer order, the lawsuit was transferred to Judge Percy A. Anderson. On August 23, 2002, Superior and M&R entered a stipulation dismissing M&R from the case pursuant to a settlement between those parties. On December 5, 2002, Judge Anderson recused himself and issued a second intra-district transfer order. The lawsuit is now pending in the District Court under case number SACV-00-658 (GLT)(MLG) before Judge Gary L. Taylor. On April 16, 2003, Judge Taylor denied both parties’ motions for summary judgment. Subsequently, on June 2, 2003, the Court conducted a hearing regarding our motion to reconsider the summary judgment ruling with respect to Superior’s fraud and California securities fraud claims. The Court is still considering that motion, and thus certain claims may be disposed of before trial. The parties are otherwise engaged in pretrial matters, including completion of discovery, in anticipation of a trial in November 2003.

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

In July 1998, FPA and its corporate affiliates filed petitions in the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court) seeking protection from their creditors under Title 11 of the U.S. Code. In 2000, we were served with an adversary complaint filed in the Bankruptcy Court by Joseph Pardo, Trustee of The FPA Creditor Trust established under FPA’s Chapter 11 Plan of Reorganization (Trustee) in connection with certain transactions between us and FPA entered into between 1996 and 1998. The adversary complaint was amended by the Trustee earlier this year and now alleges, among other things, (1) that certain of the transactions between us and FPA were actual or constructive fraudulent conveyances and therefore avoidable under the Bankruptcy Code; (2) that our affiliates received certain alleged preferential transfers in the period immediately prior to FPA’s bankruptcy filing that are now recoverable; (3) that our affiliates are obligated for certain contractual payments allegedly due to FPA affiliates during the period immediately prior to and following FPA’s bankruptcy filing; and (4) common law fraud. We intend to vigorously defend ourselves against the Trustee’s allegations, and believe that we have valid defenses to the claims asserted in the adversary complaint.

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

On September 26, 2002, the Court granted plaintiffs’ motion for class certification and granted plaintiffs’ request for leave to amend their complaint. The new complaint adds another managed care company as a defendant, adds the Florida Medical Society and the Louisiana Medical Society as plaintiffs, withdraws Dennis Breen as a named plaintiff, and adds claims under the New Jersey Consumer Fraud Act and the Connecticut Unfair Trade Practices Act against defendants other than Health Net. The Court has set a date of August 14, 2003 for oral argument on pending motions to compel arbitration and August 19, 2003 for oral argument on motions to dismiss this amended complaint. The court has also entered a scheduling order with a trial date set for June 2004. The action has also been referred for mediation. Discovery is ongoing in the case.

On November 20, 2002, the Eleventh Circuit granted the defendants’ petition for review of the district court’s certification decision. Oral argument on defendants’ appeal of the class certification decision is scheduled to take place before the Eleventh Circuit on September 11, 2003.

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

Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE programs and other government contracts. The Government Contracts reportable segment administers large, multi-year managed health care government contracts. Certain components of these contracts are subcontracted to unrelated third parties. The Company administers health care programs covering approximately 1.5 million eligible individuals under TRICARE. The Company has three TRICARE contracts that collectively cover Alaska, Arkansas, California, Hawaii, Oklahoma, Oregon, Washington and parts of Arizona, Idaho, Louisiana and Texas. On August 1, 2002, the Department of Defense (DoD) issued a Request for Proposal (RFP) for the rebid of the TRICARE contracts, which we submitted in January 2003. See “Part II. Other Information—Item 5. Recent and Other Developments” for further information about the award date for the new contracts.

Revenues from our employer services group operating segment are included in our condensed consolidated statements of operations under “Other income.”

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

Results of Operations

Consolidated Operating Results

Our net income for the second quarter ended June 30, 2003 was $74.8 million, or $0.64 per basic share and $0.63 per diluted share, compared to net income for the same period in 2002 of $64.2 million, or $0.51 per basic share and $0.50 per diluted share. Our net income for the six months ended June 30, 2003 was $146.9 million, or $1.25 per basic share and $1.23 per diluted share, compared to net income for the same period in 2002 of $113.8 million, or $0.91 per basic share and $0.90 per diluted share. Included in our results for the six months ended June 30, 2002 is a cumulative effect of a change in accounting principle of $(8.9) million, or $(0.07) per basic and diluted share, as a result of adopting Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).

The table below and the discussion that follows summarize our financial performance for the second quarters and six months ended June 30, 2003 and 2002.

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per member per month data)
REVENUES
Health plan services premiums	$2,259,867	$2,106,110	$4,497,195	$4,196,427
Government contracts	465,727	368,660	919,283	718,162
Net investment income	14,364	15,104	27,343	30,705
Other income	12,704	15,376	24,526	29,290

Total revenues	2,752,662	2,505,250	5,468,347	4,974,584

EXPENSES
Health plan services	1,888,966	1,769,753	3,750,156	3,520,656
Government contracts	443,549	356,885	877,066	696,306
General and administrative	219,942	205,361	443,994	421,192
Selling	56,800	46,188	111,936	93,699
Depreciation	14,453	15,132	29,464	28,610
Amortization	669	2,522	1,338	4,983
Interest	9,769	10,338	19,531	20,527
Loss on assets held for sale	—	2,600	—	2,600

Total expenses	2,634,148	2,408,779	5,233,485	4,788,573

Income from operations before income taxes and cumulative effect of a change in accounting principle	118,514	96,471	234,862	186,011
Income tax provision	43,730	32,257	87,943	63,239

Income before cumulative effect of a change in accounting principle	74,784	$64,214	146,919	122,772
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(8,941)

Net income	$74,784	$64,214	$146,919	$113,831

Health plan services medical care ratio (MCR)	83.6%	84.0%	83.4%	83.9%
Government contracts cost ratio	95.2%	96.8%	95.4%	97.0%
Administrative ratio (a)	10.3%	10.4%	10.5%	10.6%
Selling costs ratio (b)	2.5%	2.2%	2.5%	2.2%
Health plan services premiums per member per month (PMPM) (c)	$200.59	$184.57	$200.24	$184.15
Health plan services PMPM (c)	$167.67	$155.09	$167.02	$154.50

(a)	The administrative ratio is computed as the sum of G&A and depreciation expenses divided by the sum of health plan services premium revenues and other income.
(b)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(c)	PMPM is calculated based on total medical at-risk member months and excludes ASO member months.

Enrollment Information

The table below summarizes our at-risk insured and ASO enrollment information as of June 30:

	2003	2002	Percent Change
	(Enrollees in Thousands)
Health Plan Services:
Commercial	2,697	2,734	(1.4)%
Medicare Risk	172	188	(8.5)%
Medicaid	880	851	3.4%

Continuing plans	3,749	3,773	(0.6)%
Discontinued plan (Pennsylvania)	28	42	(33.3)%

Total Health Plan Services	3,777	3,815	(1.0)%

ASO	89	75	18.7%

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

Health Plan Services Premiums

Health Plan Services premiums increased $153.8 million or 7.3% for the second quarter ended June 30, 2003 and $300.8 million or 7.2% for the six months ended June 30, 2003 compared to the same periods in 2002. Total health plan services premiums on a PMPM basis increased to $200.59 or 8.7% for the second quarter ended June 30, 2003 and to $200.24 or 8.7% for the six months ended June 30, 2003 from $184.57 and $184.15, respectively, for the same periods in 2002, primarily due to the following:

•	Increase in commercial premiums of $151.6 million or 10.4% for the second quarter ended June 30, 2003 and $294.1 million or 10.1% for the six months ended June 30, 2003 as compared to the same periods in 2002. These increases are due to increases of 13.3% and 13.8% in premiums on a PMPM basis for the second quarter and six months ended June 30, 2003, respectively, partially offset by decreases of 2.5% and 3.2% in member months for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The premium increases on a PMPM basis were in large and small groups and were observed across all states, with California, Connecticut and New Jersey having the largest increases ranging from 13% to 16%. The majority of the decreases in member months is due to the loss of the CalPERS account, and

•	Increase in Medicaid premiums of $21.3 million or 7.8% for the second quarter ended June 30, 2003 and $51.2 million or 9.6% for the six months ended June 30, 2003 as compared to the same periods in 2002. These increases are driven by increases of 4.5% and 6.7% in member months for the second quarter and six months ended June 30, 2003, respectively, combined with increases of 3.1% and 2.7% in premiums on a PMPM basis for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The premium increases were seen across all states, and the increases in member months are due to growth in Medicaid enrollment primarily in California and Connecticut, offset by

•	Decreases in Medicare risk premiums of $16.0 million or 4.5% for the second quarter ended June 30, 2003 and $39.3 million or 5.4% for the six months ended June 30, 2003 as compared to the same periods in 2002. These decreases are primarily due to decreases of 9.1% and 10.5% in member months for the second quarter and six months ended June 30, 2003, respectively, partially offset by increases of 5.1% and 5.7% in premiums on a PMPM basis for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The decreases in member months are the result of our exit from certain counties in California, Arizona and Pennsylvania. The increases in Medicare risk premiums were seen across all states.

Government Contracts Revenues

Government Contracts revenues increased by $97.1 million or 26.3% for the second quarter ended June 30, 2003 and $201.1 million or 28.0% for the six months ended June 30, 2003 as compared to the same periods in 2002 primarily due to the following:

•	Increase in risk sharing revenue of $47.7 million and $91.3 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 from increased health care cost estimates resulting from the call-up of reservists in support of the nation’s heightened military activity and an increased number of enrollees seeking care in the private sector as many military health care professionals were deployed abroad,

•	Increase in revenues of $16.1 million and $49.1 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 from higher change order costs,

•	Increase in revenues of $24.9 million and $42.1 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 due to higher base contract pricing on new option periods, and

•	Increase in revenues of $6.6 million and $12.3 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 due to favorable bid price adjustments.

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

As planned in the RFP, health care delivery ends March 31, 2004 for the Region 11 contract, on June 30, 2004 for the Regions 9, 10 and 12 contract and on October 31, 2004 for the Region 6 contract. However, the delay of the anticipated award date until mid-to-late August 2003 implies a minor slippage in the transition dates for the Region 11 contract. As set forth above, we are competing for the new TRICARE contracts in response to the RFP. See “Part II. Other Information—Item 5. Recent and Other Developments” for additional information regarding the TRICARE contracts.

Net Investment Income

Net investment income decreased by $0.7 million or 4.9% for the second quarter ended June 30, 2003 and $3.4 million or 10.9% for the six months ended June 30, 2003 as compared to the same periods in 2002. These declines are primarily a result of continued declines in interest rates in the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002.

Other Income

Other income is primarily comprised of revenues from our employer services group subsidiary. Other income decreased by $2.7 million or 17.4% for the second quarter ended June 30, 2003 and $4.8 million or 16.3% for the six months ended June 30, 2003 as compared to the same periods in 2002. This decrease is primarily due to the sale of our claims processing subsidiary effective July 1, 2002.

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

Government Contracts Costs

Government Contracts costs increased by $86.7 million or 24.3% for the second quarter ended June 30, 2003 and $180.8 million or 26.0% for the six months ended June 30, 2003 compared to the same periods in 2002, primarily due to the following:

•	Increases in health care cost estimates of $72.8 million and $138.0 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 resulting from the call-up of reservists in support of the nation’s heightened military activity and an increased number of enrollees seeking care in the private sector as many military health care professionals were deployed abroad, and

•	Increases in administrative and health care change order costs of $15.1 million and $46.7 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, partially offset by

•	Decreases in administrative costs of $5.0 million and $7.5 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 attributed to cost reduction efforts.

Government Contracts cost ratio decreased to 95.2% and 95.4% for the second quarter and six months ended June 30, 2003, respectively, as compared to 96.8% and 97.0% for the same periods in 2002. The improvements are primarily due to higher pricing on new option periods and higher change order volume.

General and Administrative (G&A) Costs

G&A costs increased by $14.6 million or 7.1% for the second quarter ended June 30, 2003 and $22.8 million or 5.4% for the six months ended June 30, 2003 as compared to the same periods in 2002. These increases reflect continued investment in our operations and systems consolidation projects. The administrative expense ratio decreased to 10.3% for the second quarter ended June 30, 2003 as compared to 10.4% for the same period in 2002. The administrative expense ratio decreased to 10.5% for the six months ended June 30, 2003 as compared to 10.6% for the same period in 2002. We continue to realize operating and administrative cost reductions attributed to the restructuring plan we implemented in 2001 to consolidate certain administrative, financial and technology functions. The 8 and 17 basis point improvements in our administrative expense ratio for the three and six months ended June 30, 2003 as compared to the same periods in 2002, are due to increases of 7.3% and 7.2%, respectively, in health plan services premium revenues outpacing the 7.1% and 5.4%, respectively, increases in G&A costs.

Selling Costs

Selling costs consist of broker commissions paid to brokers and agents and sales incentives paid to our sales associates. During the fourth quarter ended December 31, 2002, we separated selling costs from G&A expenses to better reflect the shift in our commercial health plan mix from large group to small group, which generally have higher selling costs. The selling costs ratio increased to 2.5% for the second quarter and six months ended June 30, 2003 compared to 2.2% for the same periods in 2002. These increases reflect the continued shift of our commercial health plan mix to small group with its higher selling costs.

Amortization and Depreciation

Amortization and depreciation expense decreased by $2.5 million or 14.3% for the second quarter ended June 30, 2003 and $2.8 million or 8.3% for the six months ended June 30, 2003 as compared to the same periods in 2002. These decreases are primarily due to the following:

•	Decrease in amortization expense of $1.9 million and $3.6 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 due to certain intangible assets reaching the end of their useful lives and thus becoming fully amortized, and

•	Decrease in depreciation expense of $2.8 million and $5.9 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 from the assets impaired during the fourth quarter ended December 31, 2002 as a result of our systems consolidation project, offset by

•	Increase in depreciation expense of $0 and $2.2 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 due to additional investment in IT assets, net of asset retirements, and

•	Increase of $2.2 million and $4.4 million for the second quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 from the accelerated depreciation of certain capitalized software as a result of our systems consolidation project.

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

Government health care receivables are best estimates of payments that are ultimately collectible or payable. Since these amounts are subject to government audit, negotiation and appropriations, amounts ultimately collected may vary significantly from current estimates. Additionally, the timely collection of these receivables is also impacted by government audit and negotiation and could extend for periods beyond a year. Amounts receivable under government contracts were $93.0 million and $78.0 million as of June 30, 2003 and December 31, 2002, respectively.

Operating Cash Flows

Net cash provided by operating activities was $120.1 million for the six months ended June 30, 2003 as compared to net cash used in operating activities of $51.1 million for the same period in 2002. The increase in operating cash flows of $171.2 million was due to the following:

•	Net increase in cash flows from reserves for claims and other settlements of $122.1 million. This increase reflects higher incurred claims and expected increases in claims inventories due to the impact of systems and operations conversion activities on certain of our health plans during the six months ended June 30, 2003,

•	Net increase in cash flows from amounts receivable/payable under government contracts of $85.9 million, primarily due to the early receipt of several bid price adjustments from the government, and

•	Net increase in net income plus amortization and depreciation and non-cash charges of $17.9 million, partially offset by

•	Net decrease in cash flows from premiums receivable and unearned premiums of $35.0 million primarily due to an increase in the Medicaid receivable as of June 30, 2003 due from the State of California as a result of its budget crisis.

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

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of the Company’s Class A Common Stock under our stock repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. We use cash flows from operations to fund the share repurchases. During 2002, we received approximately $49 million in cash and $18 million in tax benefits as a result of option exercises. During the six months ended June 30, 2003, we received approximately $22 million in cash and recognized $7 million in tax benefits as a result of option exercises. For the six months ended December 31, 2003, we expect to receive approximately $37 million in cash and $20 million in tax benefits from estimated option exercises during the remainder of the year. As a result of the $67 million (in 2002), $29 million (in the first six months ended June 30, 2003) and $57 million (estimated for the six months ended December 31, 2003) in realized and estimated benefits, our total authority under our stock repurchase program is estimated at $403 million based on the authorization we received from our Board of Directors to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options). As of August 8, 2003, we repurchased 12,869,255 shares at an average price of $25.41 per share pursuant to our stock repurchase program.

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

As of June 30, 2003, our future minimum commitments for operating leases and service agreements for the years ending December 31 are as follows (amounts in thousands):

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

On June 15, 2003, we entered into a strategic relationship with EyeMed Vision Care, LLC (EyeMed) focused on the expansion of market share and the delivery of competitive vision benefit products that will be sold in conjunction with our medical plans. See Note 5 to the condensed consolidated financial statements.

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

As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to the Company. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay obligations of the Company. The maximum amount of dividends which can be paid by the insurance company subsidiaries to the Company without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. Management believes that as of June 30, 2003, all of the Company’s health plans and insurance subsidiaries met their respective regulatory requirements.

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

Even before we received this communication from our independent auditors, we had instituted changes to our disclosure controls and procedures and to our internal control over financial reporting to provide greater assurance that we have mitigated the control deficiencies that resulted in the restatement of our financial statements. Such changes include, among other things, changes in our operating and accounting procedures to, among other things, provide more detailed reviews of estimation procedures for worker’s compensation liabilities and account properly for operating leases and termination benefits. We had also commenced the process of defining and implementing other changes to enhance our internal control over financial reporting and to ensure that our disclosure controls and procedures are effective at the reasonable assurance level. For example, we are in the process of defining and implementing enhanced communication practices to ensure that persons outside the finance department are aware that they must notify the finance department of any contractual or other financial commitment involving Health Net so that the finance department can determine whether any such commitment could give rise to a financial reporting obligation. In addition, we have initiated a reorganization of our finance department, including the hiring of additional senior level personnel, which we expect to complete by mid-2004. We believe that the process we have undertaken to address the factors that gave rise to the restatements constitutes an appropriate response to the reportable conditions discussed above.

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

There were not any changes in the Company’s internal control over financial reporting (as such term is defined in Rules

13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as described above, in the first quarter of 2004, we instituted certain changes to our disclosure controls and procedures and to our internal control over financial reporting to provide greater assurance that we have mitigated the control deficiencies that resulted in the restatement of our financial statements.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q/A:

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

Current Report on Form 8-K filed by the Company on May 5, 2003 incorporating by reference under Item 9 thereof and pursuant to Item 12 thereof the Company’s May 5, 2003 press release reporting first quarter ended March 31, 2003 earnings.

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