Form 10-Q/A
period 2003-09-30
HEALTH NET INC
filed 2004-03-15
CIK 916085

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s Class A Common Stock as of March 10, 2004 was 112,743,445 (excluding 20,873,729 shares held as treasury stock), and no shares of Class B Common Stock were outstanding as of such date.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 is being filed to present restated condensed consolidated financial statements as of September 30, 2003 and for the third quarters and nine months ended September 30, 2003 and 2002. A description of the adjustments that comprise the restatements is discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements included in this report.

This report on Form 10-Q/A amends and restates Item 1, 2 and 4 of Part I and Item 6 of Part II of the original Form 10-Q, and no other information included in the original Form 10-Q is amended hereby. This report on Form 10-Q/A does not reflect the effect of any events subsequent to the filing of the original Form 10-Q, except for the aforementioned restatements.

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH NET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
	As Restated See Note 2
ASSETS
Current Assets:
Cash and cash equivalents	$727,377	$832,793
Investments—available for sale	1,001,840	1,008,975
Premiums receivable, net	137,485	164,043
Amounts receivable under government contracts	135,570	77,969
Reinsurance and other receivables	127,562	108,147
Deferred taxes	89,367	62,930
Other assets	80,963	91,399

Total current assets	2,300,164	2,346,256
Property and equipment, net	198,848	199,218
Goodwill, net	762,066	762,066
Other intangible assets, net	20,524	22,339
Deferred taxes	21,289	12,216
Other noncurrent assets	148,067	118,656

Total Assets	$3,450,958	$3,460,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$990,333	$1,025,269
Health care and other costs payable under government contracts	257,048	219,454
Unearned premiums	81,682	175,846
Accounts payable and other liabilities	435,176	282,844

Total current liabilities	1,764,239	1,703,413
Senior notes payable	398,928	398,821
Other noncurrent liabilities	65,893	58,101

Total Liabilities	2,229,060	2,160,335

Commitments and contingencies
Stockholders’ Equity:
Common stock and additional paid-in capital	770,514	730,626
Restricted common stock	5,885	1,913
Unearned compensation	(4,507)	(1,441)
Treasury Class A common stock, at cost	(517,064)	(259,513)
Retained earnings	962,427	817,746
Accumulated other comprehensive income	4,643	11,085

Total Stockholders’ Equity	1,221,898	1,300,416

Total Liabilities and Stockholders’ Equity	$3,450,958	$3,460,751

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Third Quarter Ended September 30,
	2003	2002
	As Restated See Note 2	As Restated See Note 2
REVENUES
Health plan services premiums	$2,300,807	$2,169,847
Government contracts	482,276	377,439
Net investment income	17,777	17,884
Other income	15,863	8,890

Total revenues	2,816,723	2,574,060

EXPENSES
Health plan services	1,890,408	1,799,629
Government contracts	464,295	366,873
General and administrative	236,723	213,357
Selling	62,562	50,343
Depreciation	13,561	17,154
Amortization	669	1,409
Interest	9,763	9,837
Asset impairment and restructuring charges	—	12,167
Loss on assets held for sale	—	2,400

Total expenses	2,677,981	2,473,169

Income from continuing operations before income taxes	138,742	100,891
Income tax provision	51,930	34,294

Income from continuing operations	86,812	66,597
Discontinued operations:
Loss on settlement from disposition, net of tax	(89,050)	—

Net (loss) income	$(2,238)	$66,597

Basic (loss) earnings per share:
Income from continuing operations	$0.75	$0.53
Loss on settlement from disposition of discontinued operations, net of tax	(0.77)	—

Net	$(0.02)	$0.53

Diluted (loss) earnings per share:
Income from continuing operations	$0.74	$0.53
Loss on settlement from disposition of discontinued operations, net of tax	(0.76)	—

Net	$(0.02)	$0.53

Weighted average shares outstanding:
Basic	115,122	124,963
Diluted	117,827	126,091

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	As Restated See Note 2	As Restated See Note 2
REVENUES
Health plan services premiums	$6,798,002	$6,366,274
Government contracts	1,401,559	1,095,601
Net investment income	45,120	48,589
Other income	40,389	38,180

Total revenues	8,285,070	7,548,644

EXPENSES
Health plan services	5,640,564	5,320,285
Government contracts	1,341,361	1,063,179
General and administrative	680,717	634,549
Selling	174,498	144,042
Depreciation	43,025	45,764
Amortization	2,007	6,392
Interest	29,294	30,364
Asset impairment and restructuring charges	—	12,167
Loss on assets held for sale and sale of businesses and properties	—	5,000

Total expenses	7,911,466	7,261,742

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	373,604	286,902
Income tax provision	139,873	97,533

Income from continuing operations before cumulative effect of a change in accounting principle	233,731	189,369
Discontinued operations:
Loss on settlement from disposition, net of tax	(89,050)	—

Income before cumulative effect of a change in accounting principle	144,681	189,369
Cumulative effect of a change in accounting principle, net of tax	—	(8,941)

Net income	$144,681	$180,428

Basic earnings per share:
Income from continuing operations	$2.00	$1.52
Loss on settlement from disposition of discontinued operations, net of tax	(0.76)	—
Cumulative effect of a change in accounting principle	—	(0.07)

Net	$1.24	$1.45

Diluted earnings per share:
Income from continuing operations	$1.96	$1.49
Loss on settlement from disposition of discontinued operations, net of tax	(0.75)	—
Cumulative effect of a change in accounting principle	—	(0.07)

Net	$1.21	$1.42

Weighted average shares outstanding:
Basic	116,833	124,822
Diluted	119,036	126,683

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	As Restated See Note 2	As Restated See Note 2
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$144,681	$180,428
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	45,032	52,156
Loss on assets held for sale and sale of businesses and properties	—	5,000
Loss on settlement from disposition of discontinued operations	89,050	—
Cumulative effect of a change in accounting principle	—	8,941
Asset impairments	—	10,647
Other changes	4,868	1,563
Changes in assets and liabilities:
Premiums receivable and unearned premiums	(67,606)	(62,750)
Other assets	7,971	41,648
Amounts receivable/payable under government contracts	(20,007)	(37,142)
Reserves for claims and other settlements	(34,417)	13,119
Accounts payable and other liabilities	30,214	23,854

Net cash provided by operating activities	199,786	237,464

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	262,733	240,291
Maturities of investments	450,301	269,170
Purchases of investments	(717,354)	(550,550)
Purchases of property and equipment	(42,480)	(36,537)
Cash disposed in sale of businesses, net of cash received	—	(5,474)
Purchases of restricted investments and other	(26,193)	(11,578)

Net cash used in investing activities	(72,993)	(94,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	29,532	44,046
Borrowings on credit facility	—	50,000
Borrowings under term loan promissory note	5,680	—
Repurchases of common stock	(261,557)	(74,176)
Repayment of debt and other noncurrent liabilities	(5,864)	(245,214)

Net cash used in financing activities	(232,209)	(225,344)

Net decrease in cash and cash equivalents	(105,416)	(82,558)
Cash and cash equivalents, beginning of year	832,793	907,729

Cash and cash equivalents, end of period	$727,377	$825,171

SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock to employees for services	$4,661	$1,913
Securities reinvested from restricted available for sale investments to restricted cash	58,940	19,098

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

2. RESTATEMENT

On February 11, 2004, we announced that we would restate our consolidated financial statements for the first three quarters of 2003 and for the years ended December 31, 2002 and 2001. Subsequent to the issuance of the September 30, 2003 condensed consolidated financial statements, management determined that correction of accounting errors, associated primarily with the period of accounting recognition, with respect to certain general and administrative (G&A) expenses was required. Additional restatements to correct certain known errors were also recorded.

The following table summarizes the various restatement adjustments and their impact on our net (loss) income and diluted (loss) earnings per share as previously reported for the third quarters and nine months ended September 30, 2003 and 2002. The restatement adjustments are discussed in greater detail in the paragraphs that follow the table.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(Increases (decreases) in thousands)	2003	2002	2003	2002
Net (loss) income as previously reported	$(2,416)	$69,024	$140,348	$183,573
Restatement adjustments:
Workers’ compensation expenses and liabilities	1,500	(450)	4,500	(1,350)
Rental expenses	(432)	(1,209)	(1,172)	(1,779)
Consulting costs	—	240	—	718
Deferred compensation plan	(121)	265	(354)	607
Termination benefits	(664)	—	(913)	—
Other	—	(2,522)	4,917	(2,939)

Total adjustments before income tax effect	283	(3,676)	6,978	(4,743)
Income tax effect	105	(1,249)	2,645	(1,598)

Total adjustments	178	(2,427)	4,333	(3,145)

Net (loss) income as restated	$(2,238)	$66,597	$144,681	$180,428

Diluted (loss) earnings per share as previously reported	$(0.02)	$0.55	$1.18	$1.45
Diluted (loss) earnings per share as restated	$(0.02)	$0.53	$1.21	$1.42

Workers’ compensation expenses and liabilities. Changes to our workers’ compensation insurance coverage beginning on January 1, 2000 resulted in our having partial coverage for certain potential claims with respect to which we had previously been fully insured. The restatement adjustments increasing (decreasing) pretax income by approximately $1.5 million and $(0.5) million for the third quarters ended September 30, 2003 and 2002, respectively, and $4.5 million and $(1.4) million for the nine months ended September 30, 2003 and 2002, respectively, were made to appropriately reflect accruals associated with the self-insured portion of workers’ compensation claims for those changes in our insurance coverage.

Rental expenses. The restatement adjustments decreasing pretax income by approximately $0.4 million and $1.2 million for the third quarters ended September 30, 2003 and 2002, respectively, and $1.2 million and $1.8 million for the nine months ended September 30, 2003 and 2002, respectively, were made to correctly reflect the accrual of rent on a straight-line basis under certain leases containing rent escalation clauses.

Consulting costs. The restatement adjustments increasing pretax income by approximately $0.2 million and $0.7 million for the third quarter and nine months ended September 30, 2002, respectively, reflect a correction to reverse the expensing during 2002 of consulting costs that had been incorrectly recorded as a prepaid expense during the fourth quarter of 2001.

Deferred compensation plan. The restatement adjustments (decreasing) increasing pretax income by approximately $(0.1) million and $0.3 million for the third quarters ended September 30, 2003 and 2002, respectively, and $(0.4) million and $0.6 million for the nine months ended September 30, 2003 and 2002, respectively, reflect (losses) earnings related to one of our deferred compensation plans which became effective May 1, 1998. We had previously not properly accounted for the benefits earned by participants on their compensation deferrals nor the investment income related to the trust assets for this deferred compensation plan. Additionally, these adjustments resulted in an increase to noncurrent assets of $0.4 million and an increase to other noncurrent liabilities of $0.2 million as of September 30, 2003.

Termination Benefits. The restatement adjustments decreasing pretax income by approximately $0.7 million and $0.9 million for the third quarter and nine months ended September 30, 2003, respectively, were made to correctly reflect the accrual of termination benefits related to our Health Net One consolidation project that we had not previously recorded.

Other pretax income adjustments:

a)	An adjustment decreasing pretax income for the nine months ended September 30, 2003 by approximately $3.3 million related to use by our employees in December 2002 of their accrued paid time off that was not appropriately recorded as a reduction of the related liability during the fourth quarter ended December 31, 2002;

b)	A reduction in health plan premiums of approximately $2.8 million for the third quarter and nine months ended September 30, 2002 to reflect premium adjustments that should have been recorded during the third quarter ended September 30, 2002 upon communication to us by the U.S. Office of Personnel Management related to our participation in California’s federal employee health benefit program. This also resulted in a corresponding increase of approximately $2.8 million to health plan premiums for the nine months ended September 30, 2003;

c)	Adjustment increasing pretax income by approximately $2.2 million for the nine months ended September 30, 2003 related to pharmacy rebates that we inadvertently recorded twice in government contracts costs during the fourth quarter of 2002;

d)	The correction of a reconciling item of $1.9 million that increased pretax income for the nine months ended September 30, 2003 that should have been expensed in government contracts costs during 2001;

e)	Various other adjustments had a net effect of increasing (decreasing) pretax income by $0.3 million for the third quarter ended September 30, 2002, and $1.3 million and $(0.1) million for the nine months ended September 30, 2003 and 2002, respectively.

Deferred tax asset and liability reclassifications. We reclassified deferred tax asset and liability amounts, primarily related to deferred compensation and executive benefit plan liabilities, to appropriately reflect their classification as current or noncurrent. This resulted in a decrease to current deferred tax assets of $22.9 million, an increase in noncurrent deferred tax assets of $19.3 million, and a decrease in noncurrent deferred tax liabilities of $3.6 million as of September 30, 2003.

Other liabilities reclassification. A reclassification of aged outstanding checks of $11 million decreasing reserves for claims and other settlements and increasing accounts payable and other liabilities as of September 30, 2003 was recorded.

The following tables summarize the effects of the various restatements on our condensed consolidated statements of operations as previously reported (amounts in thousands, except per share data):

	Third Quarter Ended September 30,
	2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Health plan services premiums	$2,300,807	$2,300,807	$2,172,607	$2,169,847
Net investment income	17,674	17,777	18,214	17,884
Other income	15,863	15,863	9,390	8,890
Total revenues	2,816,620	2,816,723	2,577,650	2,574,060
General and administrative	236,903	236,723	212,446	213,357
Selling	62,562	62,562	50,843	50,343
Amortization	669	669	1,734	1,409
Total expenses	2,678,161	2,677,981	2,473,083	2,473,169
Income from continuing operations before income taxes	138,459	138,742	104,567	100,891
Income tax provision	51,825	51,930	35,543	34,294
Income from continuing operations	86,634	86,812	69,024	66,597
Net (loss) income	(2,416)	(2,238)	69,024	66,597
Basic earnings (loss) per share:
Income from continuing operations	$0.75	$0.75	$0.55	$0.53
Net	$(0.02)	$(0.02)	$0.55	$0.53
Diluted earnings (loss) per share:
Income from continuing operations	$0.74	$0.74	$0.55	$0.53
Net	$(0.02)	$(0.02)	$0.55	$0.53

	Nine Months Ended September 30,
	2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Health plan services premiums	$6,795,242	$6,798,002	$6,369,034	$6,366,274
Net investment income	44,753	45,120	49,104	48,589
Other income	40,389	40,389	39,693	38,180
Total revenues	8,281,943	8,285,070	7,553,432	7,548,644
Government contracts	1,345,386	1,341,361	1,063,179	1,063,179
General and administrative	681,043	680,717	632,106	634,549
Selling	173,998	174,498	145,555	144,042
Amortization	2,007	2,007	7,367	6,392
Total expenses	7,915,317	7,911,466	7,261,787	7,261,742
Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	366,626	373,604	291,645	286,902
Income tax provision	137,228	139,873	99,131	97,533
Income from continuing operations before cumulative effect of a change in accounting principle	229,398	233,731	192,514	189,369
Net income	140,348	144,681	183,573	180,428
Basic earnings per share:
Income from continuing operations	$1.96	$2.00	$1.54	$1.52
Net	$1.20	$1.24	$1.47	$1.45
Diluted earnings per share:
Income from continuing operations	$1.93	$1.96	$1.52	$1.49
Net	$1.18	$1.21	$1.45	$1.42

The following table summarizes the effects of the various restatements on our condensed consolidated balance sheets as previously reported (amounts in thousands):

	September 30, 2003
	As Previously Reported	As Restated
Deferred taxes – current	$111,652	$89,367
Total current assets	2,322,449	2,300,164
Deferred taxes – noncurrent	—	21,289
Other noncurrent assets	147,709	148,067
Total Assets	3,451,596	3,450,958
Reserves for claims and other settlements	1,001,364	990,333
Accounts payable and other liabilities	422,150	435,176
Total current liabilities	1,762,244	1,764,239
Deferred taxes – noncurrent	3,610	—
Other noncurrent liabilities	60,616	65,893
Total Liabilities	2,225,398	2,229,060
Retained earnings	966,727	962,427
Total Stockholders’ Equity	1,226,198	1,221,898
Total Liabilities and Stockholders’ Equity	3,451,596	3,450,958

3. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive (Loss) Income

Our comprehensive (loss) income is as follows (amounts in millions):

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net (loss) income	$(2.2)	$66.6	$144.7	$180.4
Other comprehensive (loss) income, net of tax:
Net change in unrealized appreciation on investments available for sale	(4.8)	6.6	(6.4)	11.5

Comprehensive (loss) income	$(7.0)	$73.2	$138.3	$191.9

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

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock. As of September 30, 2003, we had repurchased an aggregate of 15,796,455 shares of our Class A Common Stock under our repurchase programs (see Note 7).

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

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net (loss) income, as reported	$(2,238)	$66,597	$144,681	$180,428
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	482	90	998	167
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(4,204)	(3,201)	(12,406)	(11,319)

Net (loss) income, pro forma	$(5,960)	$63,486	$133,273	$169,276

Basic (loss) earnings per share:
As reported	$(0.02)	$0.53	$1.24	$1.45
Pro forma	$(0.05)	$0.51	$1.14	$1.36
Diluted (loss) earnings per share:
As reported	$(0.02)	$0.53	$1.21	$1.42
Pro forma	$(0.05)	$0.50	$1.12	$1.34

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

We identified the following six reporting units within our businesses: Health Plans, Government Contracts, Behavioral Health, Dental/Vision, Subacute and Employer Services Group. In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units upon adoption of this Standard. We also re-assessed the useful lives of our other intangible assets and determined that the estimated useful lives of these assets properly reflect the current estimated useful lives. We will have four reporting units within our businesses subsequent to the closing of the sales of our dental, vision and employer services group subsidiaries (see Note 5).

We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2003 at each of our reporting units and also re-evaluated the useful lives of our other intangible assets with the assistance of the same independent third-party professional services firm that assisted us in the impairment testing and measurement process in the prior year. No goodwill impairments were identified in any of our reporting units. We also determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives. We have evaluated the recoverability of the goodwill related to our Dental/Vision and Employer Services Group reporting units as of September 30, 2003 and December 31, 2002 and have determined that all remaining goodwill amounts associated with these reporting units are recoverable from the sales proceeds (see Note 5).

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

Restricted Cash and Investments

We and our consolidated subsidiaries are required to set aside certain funds for restricted purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of September 30, 2003 and December 31, 2002, the restricted cash and cash equivalents balances totaled $43.2 million and $4.3 million, respectively, and are included in other noncurrent assets. Certain long-term debt investments totaled $1.3 million as of September 30, 2003 and December 31, 2002, and are included in other noncurrent assets. Short-term investments were $86.6 million and $109.1 million as of September 30, 2003 and December 31, 2002, respectively, and are included in investments available for sale.

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

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated as follows, and for hedging relationships designated after June 30, 2003. The guidance shall be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 shall continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, shall be applied to existing contracts as well as new contracts entered into after June 30, 2003. As of September 30, 2003, the adoption of SFAS No. 149 had no impact on our consolidated financial position or results of operations.

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

Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and some provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 sets new criteria for determining when an asset can be classified as held-for-sale as well as modifying the financial statement presentation requirements of operating losses from discontinued operations. The adoption of SFAS No. 144 had no material impact on our consolidated financial position or results of operations other than the classification of a legal settlement (see Note 9).

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

Our segment information is as follows (amounts in millions):

	Health Plan Services	Government Contracts	Total
Third Quarter Ended September 30, 2003
Revenues from external sources	$2,300.8	$482.3	$2,783.1
Intersegment revenues	10.7	—	10.7
Segment profit	131.4	18.2	149.6
Third Quarter Ended September 30, 2002
Revenues from external sources	$2,169.8	$377.4	$2,547.2
Intersegment revenues	9.5	—	9.5
Segment profit	121.7	10.2	131.9
Nine Months Ended September 30, 2003
Revenues from external sources	$6,798.0	$1,401.6	$8,199.6
Intersegment revenues	31.8	—	31.8
Segment profit	341.0	60.4	401.4
Nine Months Ended September 30, 2002
Revenues from external sources	$6,366.3	$1,095.6	$7,461.9
Intersegment revenues	36.9	—	36.9
Segment profit	298.5	31.3	329.8

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

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income from continuing operations before income taxes and cumulative effect of a change in accounting principle is as follows (amounts in millions):

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total reportable segment profit	$149.6	$131.9	$401.4	$329.8
Loss from corporate and other entities	(10.9)	(16.4)	(27.8)	(25.7)
Asset impairment and restructuring charges	—	(12.2)	—	(12.2)
Loss on assets held for sale and sale of businesses and properties	—	(2.4)	—	(5.0)

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle as reported	$138.7	$100.9	$373.6	$286.9

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

Employer Services Group Subsidiary

On September 2, 2003, we entered into a definitive agreement to sell our workers’ compensation services subsidiary, Health Net Employer Services, Inc., along with its subsidiaries Health Net Plus Managed Care Services, Inc. and Health Net CompAmerica, Inc., collectively known as our employer services group subsidiary, to First Health Group Corp. (First Health). The agreement provides Health Net Employer Services customers with continued access to Health Net’s workers’ compensation provider network, and it provides us with access to First Health’s preferred provider organization network. We also entered into a non-compete agreement with First Health. The sale of our employer services group subsidiary closed on October 31, 2003. In connection with this sale, we received $79.5 million in cash.

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

Pennsylvania Health Plan

Effective September 30, 2003, we withdrew our commercial health plan from the commercial market in the Commonwealth of Pennsylvania. Coverage for our members enrolled in the Federal Employee Health Benefit Plan (FEHBP) will continue until December 31, 2003 and we intend to maintain our network of providers in Pennsylvania to service our New Jersey members. Our Pennsylvania health plan had $14.5 million and $32.0 million of total revenues for the third quarters ended September 30, 2003 and 2002, respectively, and had $54.1 million and $104.2 million of total revenues for the nine months ended September 30, 2003 and 2002, respectively. Our Pennsylvania health plan had $(1.6) million and $(5.6) million of (loss) before taxes for the third quarters ended September 30, 2003 and 2002, respectively, and had $(5.5) million and $(7.5) million of (loss) before taxes for the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, our Pennsylvania health plan had $14.5 million in net equity, which we believe is recoverable. As of September 30, 2003, we had approximately 17,000 members enrolled in our commercial health plan in Pennsylvania. Our Pennsylvania health plan is reported as part of our Health Plan Services reportable segment.

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

Pharmacy Benefit Services Agreement

Effective April 1, 2003, we entered into an amendment to modify an existing ten-year pharmacy benefit services agreement that we had entered into in February 1999 with an external third-party service provider (the “Pharmacy Benefit Services Agreement”). The amendment provides for the termination of certain service and performance provisions of the Pharmacy Benefit Services Agreement and the modification of certain other service and performance provisions of the Pharmacy Benefit Services Agreement. In consideration for the agreements set forth in the amendment, we paid approximately $11.5 million in May 2003 (the Amendment Payment) to the external third-party service provider. As part of the original set of transactions with this external third-party service provider, in which we sold our non-affiliate health plan pharmacy benefit management operations, we were issued a warrant to acquire 800,000 shares of common stock (as adjusted for stock splits) of the external third-party service provider. The external third-party service provider also agreed under the amendment to honor the original terms and conditions of the warrant agreement entered into as part of the consideration for the sale of our non-affiliate pharmacy benefit management operations to them in February 1999. Of the 800,000 shares for which the warrant is exercisable, 640,000 were vested as of April 1, 2003. In April 2003, we exercised the vested portion of the warrants. Following a 30-day holding period, we sold the underlying common stock for a gain of approximately $11.5 million. We recorded the Amendment Payment as well as the gain realized on the sale of the underlying common stock in G&A expenses in May 2003. The remaining 160,000 shares are scheduled to vest on April 1, 2004. Under the amendment, we may terminate the Pharmacy Benefit Services Agreement on April 1, 2004, subject to certain termination provisions.

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

Assets Held for Sale

During the third quarter ended September 30, 2002, we entered into an agreement, subject to certain contingency provisions, to sell a corporate facility building in Trumbull, Connecticut. Accordingly, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded a pretax estimated loss of $2.4 million on assets held for sale consisting entirely of non-cash write-downs of building and building improvements. The carrying value of these assets after the write-downs was $7.9 million as of September 30, 2002. During the third quarter ended September 30, 2003, negotiations on the sale agreement were terminated. We continue to actively market this corporate facility building. This corporate facility building is not being used in our operations.

6. ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES

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

7. STOCK REPURCHASE PROGRAM

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

8. LEGAL PROCEEDINGS

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

Superior sought $300 million in compensatory damages, unspecified punitive damages and the costs of the action, including attorneys’ fees and, during discovery, offered testimony as to various damages claims ranging as high as $408 million plus unspecified amounts of punitive damages.

On October 22, 2003, we entered into an agreement with SNTL Litigation Trust, successor-in-interest to Superior, to settle all outstanding claims under the Superior National Insurance Group, Inc. v. Foundation Health Corporation, et. al. litigation. As part of the settlement agreement, we agreed to pay the SNTL Litigation Trust $137 million (see Note 10).

Following the announcement of the settlement, we were informed that Capital Z Financial Services Fund II, L.P. and certain related parties (referred to collectively as Cap Z) had filed suit against us in the Supreme Court of the State of New York, County of New York (case index number 03 603375), asserting claims arising out of the same BIG transaction that is covered by the settlement agreement with the SNTL Litigation Trust, notwithstanding that Cap Z previously had participated as a creditor in the Superior bankruptcy and is a beneficiary of the SNTL Litigation Trust. The Cap Z complaint alleges at least $250 million in damages and seeks unspecified punitive damages and the costs of the action, including attorneys’ fees. Cap Z has not yet served its complaint on us, however, Cap Z’s attorneys have advised us that we may be served imminently. We and the SNTL Litigation Trust are revising the settlement agreement. The revised agreement will, among other things, require the Trust to obtain bankruptcy court approval of the revised settlement agreement and provide for a reduction in the amount payable to the SNTL Litigation Trust.

In the event Cap Z decides to pursue its lawsuit against us, we intend to defend ourselves vigorously. Should Cap Z pursue its lawsuit, the final outcome cannot be determined at this time. Based on the information we have to date, we believe that the final outcome would not have a material adverse effect upon our financial condition, results of operations or liquidity; however, our belief regarding the likely outcome could change in the future and an unfavorable outcome could have a material adverse effect upon our financial condition, results of operations or liquidity.

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

On September 19, 2003, the Court dismissed the fourth and final subscriber track action involving us, The State of Connecticut v. Physicians Health Services of Connecticut, Inc. (filed in the District of Connecticut on September 7, 2000), on grounds that the State of Connecticut lacks standing to bring the ERISA claims asserted in the complaint. That same day, the Court ordered that the subscriber track is closed “in light of the dismissal of all cases in the Subscriber Track.”

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

On November 20, 2002, the Eleventh Circuit granted the defendants’ petition for review of the district court’s certification decision. Oral argument on defendants’ appeal of the class certification decision took place before the Eleventh Circuit on September 11, 2003.

On August 21, 2003, the District Court ordered that “[a]ll Provider Track tag-along cases are hereby stayed until ten calendar days after the Court issues its omnibus opinions on the Main Track motions to compel arbitration and motions to dismiss. At such time, the Court will set briefing schedules for all tag-along motions to compel arbitration and motions to dismiss.” The Court heard oral argument on defendant’s motions to compel arbitration in the lead provider track action on August 14, 2003 and heard oral argument on defendant’s motions to dismiss in the lead provider track case on August 19, 2003. On September 15, 2003, the District Court entered an order in the lead action granting in part and denying in part the motions to compel arbitration. In this order, the Court ruled that certain claims must be arbitrated and that others may proceed in court. The defendants, including Health Net, are appealing portions of the Court’s order denying their motions to compel arbitration.

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

The CSMS case was originally brought in Connecticut state court against Physicians Health Services of Connecticut, Inc. (PHS-CT) alleging violations of the Connecticut Unfair Trade Practices Act. The complaint alleges that PHS-CT engaged in conduct that was designed to delay, deny, impede and reduce lawful reimbursement to physicians who rendered medically necessary health care services to PHS-CT health plan members. The complaint, which is similar to others filed against us and other managed care companies, seeks declaratory and injunctive relief. On March 13, 2001, the Company removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the federal District Court of Connecticut consolidated this action and Lynch v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint. In August 2003, the MDL 1334 Court denied without prejudice CSMS’s motion to remand.

The Lynch case was also originally filed in Connecticut state court. This case was brought by J. Kevin Lynch, M.D. and Karen Laugel, M.D. purportedly on behalf of physician members of the Connecticut State Medical Society who provide health care services to PHS-CT health plan members pursuant to provider service contracts. The complaint alleges that PHS-CT engaged in improper, unfair and deceptive practices by denying, impeding and/or delaying lawful reimbursement to physicians. The complaint seeks declaratory and injunctive relief and damages. On March 13, 2001, we removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the case was consolidated as described above. PHS-CT has not yet responded to the complaint. On July 24, 2003, PHS-CT moved to compel to arbitration the claims of plaintiffs Lynch and Laugel. In August 2003, the MDL 1334 Court denied without prejudice plaintiffs’ motion to remand.

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

Plaintiff alleges that the defendants engage in unfair and deceptive acts and practices which are designed to delay, deny, impede and reduce compensation to physicians. The complaint seeks unspecified damages and sets forth various causes of action under New Jersey law. On May 22, 2002, the New Jersey state court severed the action into five separate cases. On May 24, 2002, Health Net of the Northeast removed the case against it to federal court. Plaintiff moved to remand, which motion was denied without prejudice. On July 18, 2002, the JPML transferred this action to MDL 1334 for coordinated or consolidated pretrial proceedings. On September 23, 2002, plaintiff filed in the MDL proceeding a motion to remand to state court. On July 24, 2003, the Health Net defendants moved to compel to arbitration the claims of plaintiff Sutter. In August 2003, the MDL 1334 Court denied plaintiff Sutter’s motion to remand.

On May 8, 2002, the Medical Society of New Jersey filed a complaint in New Jersey state court against us and our subsidiaries, Health Net of the Northeast, Inc., First Option Health Plan of New Jersey, Inc., and Health Net of New Jersey, Inc. (the Health Net defendants). Plaintiff brought this action on its own behalf and purportedly on behalf of its physician members and alleges that the Health Net defendants engage in practices which are designed to delay, deny, impede and reduce compensation to physicians. Plaintiff has requested declaratory and injunctive relief and has set forth causes of action for violation of public policy, violations of the New Jersey Consumer Fraud Act, violations of the Healthcare Information Networks and Technologies Act (the HINT Act) and tortious interference with prospective economic relations. On June 14, 2002, the Health Net defendants removed this case to federal court. On July 3, 2002, the Health Net defendants filed a motion to stay this action pending ruling by the JPML on whether to transfer this case to MDL 1334. On July 15, 2002, plaintiff filed a motion in the New Jersey District Court to remand this case to state court. On August 2, 2002, the JPML transferred this case to MDL 1334 for coordinated or consolidated pretrial proceedings. In August 2003, the MDL 1334 Court denied without prejudice CSMS’s motion to remand.

The Knecht case was originally brought in the United States District Court for the District of Oregon in May 2003 by five individual chiropractors, a chiropractic clinic, and a professional association of about 130 chiropractors in Arizona against us and several other managed care organizations. The plaintiffs have brought this action on their own behalf and putatively on behalf of a nationwide class of non-medical and non-osteopathic chiropractors. The Knecht plaintiffs allege that each defendant has engaged in a “common scheme” to deny, delay, and diminish the payments due to chiropractors. Plaintiffs contend that the defendants’ alleged practices constitute RICO and state prompt pay violations and give rise to common law claims, including breach of contract and constructive contract/unjust enrichment. Plaintiffs seek unspecified treble damages, declaratory and injunctive relief, and attorneys’ fees.

On October 17, 2003, a suit was filed in the United States District for the Southern District of Florida against us and several other managed care organizations by two individual podiatrists, three podiatric associations and a chiropractic association. The plaintiffs have brought this action on their own behalf and putatively on behalf of a nationwide class of similarly situated health care providers. The plaintiffs allege that each defendant has been engaged in a “common scheme” to deny, delay, and diminish payments due to health care providers. Plaintiffs contend that the defendants’ alleged practices constitute RICO, ERISA, and state prompt pay violations, and give rise to common law claims, including breach of contract and constructive contract/unjust enrichment. Plaintiffs seek unspecified treble damages, declaratory and injunctive relief and attorneys’ fees. While, as noted above, this case was recently filed in the Southern District of Florida, it has not yet been transferred to Judge Federico Moreno, the judge presiding over MDL 1334.

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

9. TRICARE CONTRACTS

Substantially all of our Government Contracts revenues and expenses are derived from our existing TRICARE contracts.

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

10. SUBSEQUENT EVENT

Workers’ Compensation Settlement Agreement

On October 22, 2003, we entered into an agreement with SNTL Litigation Trust, successor-in-interest to Superior, to settle all outstanding claims under the Superior National Insurance Group, Inc v. Foundation Health Corporation, et. al. litigation. As described in Note 8, this litigation arose as a result of our disposition of our workers’ compensation segment. As part of the settlement agreement, we agreed to pay the SNTL Litigation Trust $137 million. As further described in Note 8, the settlement agreement is being revised in order to address the lawsuit by Cap Z.

In December 1997, we revised our strategy of maintaining a presence in the workers’ compensation insurance business, adopted a formal plan to discontinue and sell our workers’ compensation segment and accounted for this disposition as discontinued operations. On December 10, 1998, we completed the sale of our workers’ compensation segment. We have accounted for the settlement with SNTL Litigation Trust as discontinued operations on our accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2003. We have reported the settlement agreement as an $89 million loss on disposition of discontinued operations, net of a tax benefit of approximately $48 million. We have accrued $137.0 million in accounts payable and other liabilities on our accompanying condensed consolidated balance sheet as of September 30, 2003 for the settlement with the SNTL Litigation Trust. We expect to pay amounts due under the settlement agreement in the fourth quarter of 2003. Any insurance recoveries of losses or costs incurred as a result of the settlement agreement shall be classified as discontinued operations consistent with the related losses during the period in which the realization of the recovery becomes probable and estimable.

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

Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE programs and other government contracts. The Government Contracts reportable segment administers large, multi-year managed health care government contracts. Certain components of these contracts are subcontracted to unrelated third parties. The Company administers health care programs covering approximately 1.5 million eligible individuals under TRICARE. The Company has three TRICARE contracts that collectively cover Alaska, Arkansas, California, Hawaii, Oklahoma, Oregon, Washington and parts of Arizona, Idaho, Louisiana and Texas. On August 1, 2002, the Department of Defense (DoD) issued a Request for Proposal (RFP) for the rebid of the TRICARE contracts, which we submitted in January 2003. On August 21, 2003, the DoD awarded our government contracts subsidiary, Health Net Federal Services (HNFS), the TRICARE contract for the North region. At the same time, the DoD awarded the West and South regions to two other bidders. Since this time, two bidders for the North region have filed protests of the North region award. In reaction, HNFS filed formal protests of the award for the West and South regions on September 15, 2003. We intend to vigorously defend our award of the North region; however, we also intend to protect our interests in the West and the South until our contract in the North region is no longer subject to challenge. See “Recent and Other Developments” for further information about the new contract awarded.

Revenues from our employer services group operating segment are included in other income in our condensed consolidated statements of operations. See Note 5 to the condensed consolidated financial statements for a discussion on the sale of our employer services group subsidiary.

Please refer to Note 4 to the condensed consolidated financial statements for a discussion of the changes to our reportable segments. We believe that our revised reportable segments presentation properly represents our chief operating decision maker’s view of our financial data.

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

Results of Operations

Consolidated Operating Results

Our income from continuing operations for the third quarter ended September 30, 2003 was $86.8 million or $0.75 per basic share and $0.74 per diluted share, compared to income from continuing operations for the same period in 2002 of $66.6 million or $0.53 per basic and diluted share. Our income from continuing operations for the nine months ended September 30, 2003 was $233.7 million or $2.00 per basic share and $1.96 per diluted share, compared to income from continuing operations before cumulative effect of a change in accounting principle for the same period in 2002 of $189.4 million or $1.52 per basic share and $1.49 per diluted share. Our net loss for the third quarter ended September 30, 2003 was $(2.2) million, or $(0.02) per basic and diluted share, compared to net income for the same period in 2002 of $66.6 million, or $0.53 per basic and diluted share. Our net income for the nine months ended September 30, 2003 was $144.7 million, or $1.24 per basic share and $1.21 per diluted share, compared to net income for the same period in 2002 of $180.4 million, or $1.45 per basic share and $1.42 per diluted share. Included in our results for the three and nine months ended September 30, 2003 is an $89.1 million loss on settlement from disposition of discontinued operations, net of tax of $47.9 million, or $(0.77) per basic share and $(0.76) per diluted share for the three months ended September 30, 2003, as a result of our settlement agreement with SNTL Litigation Trust, successor-in-interest to Superior National Insurance Group, Inc. (Superior), to settle all outstanding claims under the Superior National Insurance Group, Inc v. Foundation Health Corporation, et. al. litigation. See Notes 8 and 10 to the condensed consolidated financial statements for further information regarding the settlement agreement with the SNTL Litigation Trust. Included in our results for the nine months ended September 30, 2002 is a cumulative effect of a change in accounting principle of $(8.9) million, or $(0.07) per basic and diluted share, as a result of adopting Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).

The table below and the discussion that follows summarize our financial performance for the third quarters and nine months ended September 30, 2003 and 2002.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Amounts in thousands, except ratio and per member per month data)
REVENUES
Health plan services premiums	$2,300,807	$2,169,847	$6,798,002	$6,366,274
Government contracts	482,276	377,439	1,401,559	1,095,601
Net investment income	17,777	17,884	45,120	48,589
Other income	15,863	8,890	40,389	38,180

Total revenues	2,816,723	2,574,060	8,285,070	7,548,644

EXPENSES
Health plan services	1,890,408	1,799,629	5,640,564	5,320,285
Government contracts	464,295	366,873	1,341,361	1,063,179
General and administrative	236,723	213,357	680,717	634,549
Selling	62,562	50,343	174,498	144,042
Depreciation	13,561	17,154	43,025	45,764
Amortization	669	1,409	2,007	6,392
Interest	9,763	9,837	29,294	30,364
Asset impairment and restructuring charges	—	12,167	—	12,167
Loss on assets held for sale and sale of businesses and properties	—	2,400	—	5,000

Total expenses	2,677,981	2,473,169	7,911,466	7,261,742

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	138,742	100,891	373,604	286,902
Income tax provision	51,930	34,294	139,873	97,533

Income from continuing operations before cumulative effect of a change in accounting principle	86,812	66,597	233,731	189,369
Discontinued operations:
Loss on settlement from disposition, net of tax	(89,050)	—	(89,050)	—

Income before cumulative effect of a change in accounting principle	(2,238)	66,597	144,681	189,369
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(8,941)

Net (loss) income	$(2,238)	$66,597	$144,681	$180,428

Health plan services medical care ratio (MCR)	82.2%	82.9%	83.0%	83.6%
Government contracts cost ratio	96.3%	97.2%	95.7%	97.0%
Administrative ratio(a)	10.8%	10.6%	10.6%	10.6%
Selling costs ratio(b)	2.7%	2.3%	2.6%	2.3%
Health plan services premiums per member per month (PMPM)(c)	$203.35	$189.04	$201.28	$185.77
Health plan services PMPM(c)	$167.08	$156.78	$167.04	$155.26

(a)	The administrative ratio is computed as the sum of G&A and depreciation expenses divided by the sum of health plan services premium revenues and other income.
(b)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(c)	PMPM is calculated based on total medical at-risk member months and excludes ASO member months.

Enrollment Information

The table below summarizes our at-risk insured and ASO enrollment information as of September 30:

	2003	2002	Percent Change
	(Enrollees in Thousands)
Health Plan Services:
Commercial	2,723	2,749	(0.9)%
Medicare Risk	171	182	(6.0)%
Medicaid	856	862	(0.7)%

Continuing plans	3,750	3,793	(1.1)%
Discontinued plan (Pennsylvania)	17	40	(57.5)%

Total Health Plan Services	3,767	3,833	(1.7)%
ASO	88	72	22.2%

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

Membership in the Medicaid programs decreased by approximately 6,000 members or 0.7% as of September 30, 2003, compared to the same period in 2002, primarily due to a decrease in California of 4,000 members due to the State of California’s Medicaid membership eligibility determination efforts which began during the third quarter ended September 30, 2003.

Health Plan Services Premiums

Health Plan Services premiums increased $131.0 million or 6.0% for the third quarter ended September 30, 2003 and $431.7 million or 6.8% for the nine months ended September 30, 2003 compared to the same periods in 2002. Total health plan services premiums on a PMPM basis increased to $203.35 or 7.6% for the third quarter ended September 30, 2003 and to $201.28 or 8.3% for the nine months ended September 30, 2003 from $189.04 and $185.77, respectively, compared to the same periods in 2002. These changes are primarily due to the following:

•	Increase in commercial premiums of $140.0 million or 9.3% for the third quarter ended September 30, 2003 as compared to the same period in 2002 due to an 11.3% increase in premiums on a PMPM basis, partially offset by a decrease of 1.8% in member months. Commercial premiums increased by $434.1 million or 9.8% for the nine months ended September 30, 2003 compared to the same period in 2002 due to an increase of 13.0% in premiums on a PMPM basis, partially offset by a decrease of 2.8% in member months. The premium increases on a PMPM basis were in large and small groups and were observed across all states, with California and New Jersey having the largest increases ranging from 10% to 15%. The decreases in member months are primarily due to the loss of the CalPERS account in California and the loss of members in Connecticut and Pennsylvania,

•	Decrease in Medicaid premiums of $3.9 million or 1.3% for the third quarter ended September 30, 2003 compared to the same period in 2002 driven by a decrease in premiums on a PMPM basis, while member months slightly declined. The premium decrease in California was partially offset by increases in Connecticut and New Jersey. Medicaid premiums increased by $47.3 million or 5.7% for the nine months ended September 30, 2003 compared to the same period in 2002 driven by an increase of 4.6% in member months combined with an increase of 1% in premiums on a PMPM basis. The premium increases were seen across most states primarily due to rate increases, and

•	Decrease in Medicare risk premiums of $6.6 million or 1.9% for the third quarter ended September 30, 2003 compared to the same period in 2002 primarily due to a decrease of 6.3% in member months, partially offset by an increase of 4.7% in premiums on a PMPM basis. Medicare risk premiums decreased by $45.9 million or 4.2% for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to a 9.1% decrease in member months, partially offset by an increase of 5.4% in premiums on a PMPM basis. The decreases in member months are the result of our exit from certain counties in California, Arizona and Connecticut and our withdrawal from the Pennsylvania Medicare program. The increase in Medicare risk premiums was seen across all states.

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

Net Investment Income

Net investment income decreased by $0.1 million or 0.6% for the third quarter ended September 30, 2003 and $3.5 million or 7.1% for the nine months ended September 30, 2003 as compared to the same periods in 2002. These declines are primarily a result of continued declines in interest rates in the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The declines are partially offset by a $3.0 million gain on the sale of our investment in CareScience, Inc. During the third quarter ended September 30, 2003, CareScience, Inc. agreed to be acquired by another company. As part of the tender offer, we sold our remaining investment in CareScience, Inc. and recognized a $3.0 million gain on the sale during the third quarter ended September 30, 2003.

Other Income

Other income is primarily comprised of revenues from our employer services group subsidiary. Other income increased by $7.0 million or 78.4% for the third quarter ended September 30, 2003 as compared to the same period in 2002 due to an increase in revenues from bill review and workers’ compensation processing services from the addition of two large accounts during the third quarter ended September 30, 2003. Other income increased by $2.2 million or 5.8% for the nine months ended September 30, 2003 as compared to the same period in 2002. This decrease is due to a reduction in revenues due to the sale of our claims processing subsidiary effective July 1, 2002, partially offset by higher revenues from bill review and workers’ compensation processing services.

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

Health Plan Services MCR decreased to 82.2% for the third quarter ended September 30, 2003 and 83.0% for the nine months ended September 30, 2003 as compared to 82.9% and 83.6% for the same periods in 2002, respectively. These decreases are primarily due to a continued focus on pricing discipline combined with pricing increases above the health care cost trend for our commercial and Medicare Risk products. In addition, we noted that the health care cost trends in our commercial, Medicare and Medicaid lines have slowed consistent with the seasonal trends of the past several years and with moderating trends in hospital and pharmacy costs. The increases in our overall Health Plan Services premiums on a PMPM basis of 7.6% and 8.3% for the third quarter and nine months ended September 30, 2003 as compared to the same periods in 2002 outpaced the increases in our overall health care costs on a PMPM basis of 6.6% and 7.6% for the third quarter and nine months ended September 30, 2003 as compared to the same periods in 2002.

As our estimates for health care costs are based on actuarially developed estimates, incurred claims related to prior years may differ from previously estimated amounts. Cumulative prior period incurred amounts expensed during the nine months ended September 30, 2003 were less than 0.1% of the most recent 12 months incurred costs.

Government Contracts Costs

Government Contracts costs increased by $97.4 million or 26.6% for the third quarter ended September 30, 2003 and $278.2 million or 26.2% for the nine months ended September 30, 2003 compared to the same periods in 2002, primarily due to the following:

•	Increases in health care cost estimates of $113.9 million and $251.9 million for the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 resulting from the call-up of reservists in support of the nation’s heightened military activity and an increased number of enrollees seeking care in the private sector as many military health care professionals were deployed abroad,

•	Decrease of $(13.3) million for the third quarter ended September 30, 2003 compared to the same period in 2002 and increase of $33.4 million for the nine months ended September 30, 2003 compared to the same period in 2002 due to administrative and health care change order cost activities, and

•	Increase in transition costs of $1.5 million for the third quarter and nine months ended September 30, 2003, as compared to the same periods in 2002 from transition activities related to the new TRICARE contract for the North region, partially offset by

•	Decrease in administrative costs of $0 and $7.5 million for the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 attributed to cost reduction efforts.

Government Contracts cost ratio decreased to 96.3% and 95.7% for the third quarter and nine months ended September 30, 2003, respectively, as compared to 97.2% and 97.0% for the same periods in 2002. The improvements are primarily due to higher pricing on new option periods and favorable bid price adjustments.

G&A Costs

G&A costs increased by $23.4 million or 11.0% for the third quarter ended September 30, 2003 and $46.2 million or 7.3% for the nine months ended September 30, 2003 as compared to the same periods in 2002. The administrative expense ratio increased to 10.8% for the third quarter ended September 30, 2003 as compared to 10.6% for the same period in 2002. These increases reflect continued investment in our operations and systems consolidation projects. In addition, we recorded an additional allowance of $3.4 million on a note received from the divestiture of two hospitals in 1999. The note went into default on August 31, 2003 and is fully reserved as of September 30, 2003. We are in the process of trying to restructure the note and are making continued efforts to collect all outstanding principal and interest due on the note. See Note 5 to the condensed consolidated financial statements. The administrative expense ratio remained the same at 10.6% for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase of 7.3% in G&A costs outpaced the increase in health plan services premium revenues of 6.8% for the nine months ended September 30, 2003.

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

Amortization and Depreciation

Amortization and depreciation expense decreased by $4.3 million or 23.3% for the third quarter ended September 30, 2003 and $7.1 million or 13.7% for the nine months ended September 30, 2003 as compared to the same periods in 2002. These decreases are primarily due to the following:

•	Decrease in amortization expense of $0.7 million and $4.4 million for the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 due to certain intangible assets reaching the end of their useful lives and thus becoming fully amortized,

•	Decrease in depreciation expense of $2.8 million and $8.6 million for the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 from the assets impaired during the fourth quarter ended December 31, 2002 as a result of our systems consolidation project,

•	Decrease in depreciation expense of $2.0 million for the third quarter and nine months ended September 30, 2003 due to accelerated depreciation of certain assets based on revised useful lives in the third quarter ended September 30, 2002,

•	Decrease in depreciation expense of $0.4 million for the third quarter ended September 30, 2003 and an increase in depreciation expense of $1.9 million for the nine months ended September 30, 2003 as compared to the same periods in 2002 due to asset retirements, net of additional investments in IT assets, and

•	Increase of $1.6 million and $6.0 million for the third quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 from the accelerated depreciation of certain capitalized software as a result of our systems consolidation project.

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

Loss on Settlement from Disposition of Discontinued Operations

On October 22, 2003, we entered into an agreement with SNTL Litigation Trust, successor-in-interest to Superior, to settle all outstanding claims under the Superior National Insurance Group, Inc v. Foundation Health Corporation, et. al. litigation. As described in Note 8 to the condensed consolidated financial statements, this litigation arose as a result of our disposition of our workers’ compensation segment. As part of the settlement agreement, we agreed to pay the SNTL Litigation Trust $137 million. As further described in Note 8 to the condensed consolidated financial statements and “Recent and Other Developments—Workers’ Compensation Settlement Agreement,” the settlement agreement is being revised in order to address the lawsuit by Cap Z.

In December 1997, we revised our strategy of maintaining a presence in the workers’ compensation insurance business, adopted a formal plan to discontinue and sell our workers’ compensation segment and accounted for this disposition as discontinued operations. On December 10, 1998, we completed the sale of our workers compensation segment. We have accounted for the settlement with SNTL Litigation Trust as discontinued operations on our condensed consolidated statements of operations for the three and nine months ended September 30, 2003. We have reported the settlement agreement as an $89 million loss on disposition of discontinued operations, net of a tax benefit of approximately $48 million. We have accrued $137.0 million in accounts payable and other liabilities on our condensed consolidated balance sheet as of September 30, 2003 for the settlement with the SNTL Litigation Trust. We expect to pay amounts due under the settlement agreement in the fourth quarter of 2003. We expect to fund the payment from proceeds from the sales of our dental, vision and employer services group subsidiaries and cash from operations. Any insurance recoveries of losses or costs incurred as a result of the settlement agreement shall be classified as discontinued operations consistent with the related losses during the period in which the realization of the recovery becomes probable and estimable.

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

Government health care receivables are best estimates of payments that are ultimately collectible or payable. Since these amounts are subject to government audit, negotiation and appropriations, amounts ultimately collected may vary significantly from current estimates. Additionally, the timely collection of these receivables is also impacted by government audit and negotiation and could extend for periods beyond a year. Amounts receivable under government contracts were $135.6 million and $78.0 million as of September 30, 2003 and December 31, 2002, respectively.

Operating Cash Flows

Net cash provided by operating activities was $199.8 million for the nine months ended September 30, 2003 as compared to $237.5 million for the same period in 2002. The decrease in operating cash flows of $37.7 million was primarily due to the following:

•	Net decrease in cash flows from reserves for claims and other settlements of $47.5 million. This decrease reflects higher incurred claims payout and decreases in claims inventories,

•	Net decrease in cash flows from other assets of $33.7 million, primarily due to the continued stabilization of the pharmacy rebate receivable level, that were previously collected in the nine months ended September 30, 2002, partially offset by

•	Net increase in cash flows from amounts receivable/payable under government contracts of $17.1 million, primarily due to higher payables partially offset by increased risk sharing,

•	Net increase of $6.4 million in cash flow from A/P and other liabilities due to the timing of payments and

•	Net increase in net income plus amortization, depreciation and other net non-cash charges including loss on settlement from disposition of discontinued operations of $24.9 million.

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

During 2002, we received approximately $49 million in cash and $18 million in tax benefits as a result of option exercises. During the nine months ended September 30, 2003, we received approximately $29 million in cash and recognized $9 million in tax benefits as a result of option exercises. For the three months ended December 31, 2003, we expect to receive approximately $28 million in cash and $15 million in tax benefits from estimated option exercises during the remainder of the year. As a result of the $67 million (in 2002), $38 million (in the first nine months ended September 30, 2003) and $43 million (estimated for the three months ended December 31, 2003) in realized and estimated benefits, our total authority under our stock repurchase program is estimated at $598 million based on the authorization we received from our Board of Directors to repurchase up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options). As of November 10, 2003, we repurchased 15,796,455 shares at an average price of $26.67 per share pursuant to our stock repurchase program.

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

Effective April 1, 2003, we entered into an amendment to modify an existing ten-year pharmacy benefit services agreement that we had entered into in February 1999 with an external third-party service provider (the “Pharmacy Benefit Services Agreement”). The amendment provides for the termination of certain service and performance provisions of the Pharmacy Benefit Services Agreement and the modification of certain other service and performance provisions of the Pharmacy Benefit Services Agreement. In consideration for the agreements set forth in the amendment, we paid approximately $11.5 million in May 2003 (the Amendment Payment) to the external third-party service provider. As part of the original set of transactions with this external third-party service provider, in which we sold our non-affiliate health plan pharmacy benefit management operations, we were issued a warrant to acquire 800,000 shares of common stock (as adjusted for stock splits) of the external third-party service provider. The external third-party service provider also agreed under the amendment to honor the original terms and conditions of the warrant agreement entered into as part of the consideration for the sale of our non-affiliate pharmacy benefit management operations to them in February 1999. Of the 800,000 shares for which the warrant is exercisable, 640,000 were vested as of April 1, 2003. In April 2003, we exercised the vested portion of the warrants. Following a 30-day holding period, we sold the underlying common stock for a gain of approximately $11.5 million. We recorded the Amendment Payment as well as the gain realized on the sale of the underlying common stock in G&A expenses in May 2003. The remaining 160,000 shares are scheduled to vest on April 1, 2004. Under the amendment, we may terminate the Pharmacy Benefit Services Agreement on April 1, 2004, subject to certain termination provisions.

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

As of September 30, 2003, our future minimum commitments for operating leases and service agreements for the years ending December 31 are as follows (amounts in thousands):

2003 (excluding January—September)	$16,170
2004	64,279
2005	43,718
2006	40,567
2007	28,431
Thereafter	86,760

Total minimum commitments	$279,925

Recent and Other Developments

Workers’ Compensation Settlement Agreement

On October 22, 2003, we entered into an agreement with SNTL Litigation Trust, successor-in-interest to Superior, to settle all outstanding claims under the Superior National Insurance Group, Inc v. Foundation Health Corporation, et. al. litigation. As described in Note 8 to the condensed consolidated financial statements, this litigation arose as a result of our disposition of our workers’ compensation segment. As part of the settlement agreement, we agreed to pay the SNTL Litigation Trust $137 million. As further described in Note 8 to the condensed consolidated financial statements, the settlement agreement is being revised in order to address the lawsuit by Cap Z.

In December 1997, we revised our strategy of maintaining a presence in the workers’ compensation insurance business, adopted a formal plan to discontinue and sell our workers’ compensation segment and accounted for this disposition as discontinued operations. On December 10, 1998, we completed the sale of our workers’ compensation segment. We have accounted for the settlement with SNTL Litigation Trust as discontinued operations on our condensed consolidated statements of operations for the three and nine months ended September 30, 2003. We have reported the settlement agreement as an $89 million loss on disposition of discontinued operations, net of a tax benefit of approximately $48 million. We have accrued $137.0 million in accounts payable and other liabilities on our condensed consolidated balance sheet as of September 30, 2003 for the settlement with the SNTL Litigation Trust. We expect to pay amounts due under the settlement agreement in the fourth quarter of 2003. We expect to fund the payment from proceeds from the sales of our dental, vision and employer services group subsidiaries and cash from operations. Any insurance recoveries of losses or costs incurred as a result of the settlement agreement shall be classified as discontinued operations consistent with the related losses during the period in which the realization of the recovery becomes probable and estimable.

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

Nurse Advice Line and Other Related Services Agreement

On August 6, 2003, we entered into an amendment to modify an existing ten-year agreement for a nurse advice line and other related services, which we entered into in December 1998 with an external third-party service provider. The effective date of the amendment is April 1, 2003. The amendment changes the pricing schedule of this services agreement to a cost-per-call basis from the per member per month (PMPM) basis of the original agreement. The amendment also provides for the modification of the exclusivity provision under the original agreement. Under the terms of the amendment, exclusivity for the provision of nurse advice line and audio health information services is not granted to the external third-party service provider. See Note 5 to the condensed consolidated financial statements.

TRICARE Contracts

Our wholly-owned subsidiary, Health Net Federal Services, Inc. (Federal Services) (formerly known as Foundation Health Federal Services, Inc.), administers large, multi-year managed care federal contracts with the United States Department of Defense (DoD).

Federal Services currently administers health care contracts for DoD’s TRICARE program covering approximately 1.5 million eligible individuals under TRICARE. Through TRICARE, Federal Services provides eligible beneficiaries with improved access to care, lower out-of-pocket expenses and fewer claims forms. Federal Services currently administers three TRICARE contracts for five regions:

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

Sale of Employer Services Group Subsidiary

On September 2, 2003, we announced the sale of our workers’ compensation services subsidiary, Health Net Employer Services, Inc., along with its subsidiaries Health Net Plus Managed Care Services, Inc. and Health Net CompAmerica, Inc., collectively known as our employer services group, to First Health Group Corp. (First Health). On September 2, 2003, we entered into a definitive agreement with First Health, under which First Health will acquire our employer services group. The agreement provides Health Net Employer Services customers with continued access to Health Net’s workers’ compensation provider network. The sale of our employer services group subsidiary closed on October 31, 2003. In connection with this sale, we received $79.5 million in cash. See Note 5 to the condensed consolidated financial statements.

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

As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to the Company. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay obligations of the Company. The maximum amount of dividends which can be paid by the insurance company subsidiaries to the Company without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. Management believes that as of September 30, 2003, all of the Company’s health plans and insurance subsidiaries met their respective regulatory requirements.

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

There were not any changes in the Company’s internal control over financial reporting (as such term is defined in

Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as described above, in the first quarter of 2004, we instituted certain changes to our disclosure controls and procedures and to our internal control over financial reporting to provide greater assurance that we have mitigated the control deficiencies that resulted in the restatement of our financial statements.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q/A:

10.1

Stock Purchase Agreement dated as of September 2, 2003 by and between Health Net, Inc. and First Health Group Corp. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-12718) and incorporated herein by reference).

10.2

Amendment No. 1 to Stock Purchase Agreement dated as of October 31, 2003 by and between Health Net, Inc. and First Health Group Corp. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-12718) and incorporated herein by reference).

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

(b) Reports on Form 8-K

(1) Current Report on Form 8-K filed by the Company on August 6, 2003 furnishing under Item 12 thereof the Company’s August 4, 2003 press release reporting second quarter ended June 30, 2003 earnings and a transcript of the Company’s August 5, 2003 conference call relating thereto.

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
Marvin P. Rich
Executive Vice President, Finance and Operations (Principal Accounting and Financial Officer)

Exhibit Index

10.1

Stock Purchase Agreement dated as of September 2, 2003 by and between Health Net, Inc. and First Health Group Corp. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-12718) and incorporated herein by reference).

10.2

Amendment No. 1 to Stock Purchase Agreement dated as of October 31, 2003 by and between Health Net, Inc. and First Health Group Corp. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-12718) and incorporated herein by reference).

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