Form 10-K
period 2003-12-31
HEALTH NET INC
filed 2004-03-15
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 27, 2003 was $3,827,769,091 (which represents 115,957,864 shares of Class A Common Stock held by such non-affiliates multiplied by $33.01, the closing sales price of such stock on the New York Stock Exchange on June 27, 2003).

The number of shares outstanding of the registrant’s Class A Common Stock as of March 10, 2004 was 112,743,445 (excluding 20,873,729 shares held as treasury stock).

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2003.

HEALTH NET, INC.

1

PART I

Item  1.     Business.

General

We are an integrated managed care organization that delivers managed health care services. We operate and conduct our businesses through subsidiaries of Health Net, Inc., which is among the nation’s largest publicly traded managed health care companies. In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Health Net, Inc. and its subsidiaries.

Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (“HMOs”), insured preferred provider organizations (“PPOs”) and point-of-service (“POS”) plans to approximately 5.3 million individuals in 14 states through group, individual, Medicare, Medicaid and TRICARE programs. We also offer managed health care products related to behavioral health and prescription drugs. In addition, we own health and life insurance companies licensed to sell exclusive provider organization (“EPO”), PPO, POS and indemnity products, as well as auxiliary non-health products such as life and accidental death and disability insurance, in 36 states and the District of Columbia. We currently operate within two reportable segments: Health Plan Services and Government Contracts.

Our Health Plan Services reportable segment includes the operations of our health plans in Arizona, California, Connecticut, New Jersey, New York and Oregon, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. We have approximately 3.7 million at-risk and 0.1 million administrative services only (“ASO”) members in our Health Plan Services reportable segment. Effective September 30, 2003, we withdrew our commercial health plan from the commercial market in the Commonwealth of Pennsylvania. See “Other Company Information and Recent and Other Developments – Withdrawal of Pennsylvania Health Plan” for additional information regarding our withdrawal from the Pennsylvania commercial market. On October 31, 2003, we consummated the sale of our dental and vision subsidiaries to SafeGuard Health Enterprises, Inc. (“SafeGuard”). Prior to the sale, our dental and vision subsidiaries were included in our Health Plan Services Segment. See “Segment Information – Health Plan Services Segment – Other Specialty Services and Products – Dental and Vision” for additional information regarding the sale of our dental and vision subsidiaries.

Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE programs and other government contracts. The Government Contracts reportable segment administers large, multi-year managed health care government contracts. Certain components of these contracts are subcontracted to unrelated third parties. We administer health care programs covering approximately 1.5 million eligible individuals under TRICARE and currently have three TRICARE contracts that cover Alaska, Arkansas, California, Hawaii, Oklahoma, Oregon, Washington and parts of Arizona, Idaho, Louisiana and Texas. These contracts expire in 2004. In August 2003, we were awarded a new five year contract for the TRICARE North Region that supports nearly 2.8 million Military Health System (“MHS”) eligible participants, including the provision of health care and administrative services for 1.7 million TRICARE eligibles and the provision of administrative services only for 1.1 million other MHS-eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries). For additional information regarding the new TRICARE North Region contract, see “Segment Information – Government Contracts Segment – TRICARE.”

On October 31, 2003, we consummated the sale of certain of our workers’ compensation services subsidiaries organized under Health Net Employer Services, Inc. (“HN Employer Services”) to First Health Group Corp. (“First Health”). Prior to the sale, we recorded revenue from our workers’ compensation services subsidiaries as part of other income in our consolidated statements of operations. As such, revenue from these subsidiaries had no impact on our reportable segments’ results of operations. See “Other Company Information and Recent and Other Developments – Sale of Employer Services Group Subsidiary” for additional information regarding the sale of our workers’ compensation services subsidiaries.

Our executive offices are located at 21650 Oxnard Street, Woodland Hills, California 91367, and our Internet web site address is www.health.net. We make available free of charge on or through our Internet web site all of our reports on Forms 10-K, 10-Q and 8-K and all amendments thereto as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Copies of our Corporate Governance Guidelines, Code of Conduct and charters for the Audit Committee, Compensation and Stock Option Committee and Governance Committee of our Board of Directors are also available on our Internet web site. We will provide electronic or paper copies free of charge upon request.

Segment Information

We currently operate within two reportable segments, Health Plan Services and Government Contracts, each of which are described below. For additional financial information regarding our reportable segments, see Note 15 in the Notes to Consolidated Financial Statements included as part of this Annual Report on Form 10-K.

Health Plan Services Segment

Managed Health Care Operations.

We offer a full spectrum of managed health care products. Our strategy is to offer to employers and individuals a wide range of managed health care products and services that, among other things, provide comprehensive coverage and contain health care costs increases. As of December 31, 2003, approximately 50% of our members were covered by conventional HMO products. We are continuing to expand our other product lines, thereby enabling us to offer flexibility to employer groups and individual insureds.

Our health plans offer members a wide range of health care services that are designed to contain costs and provide comprehensive coverage, including ambulatory and outpatient physician care, hospital care, pharmacy services, behavioral health and ancillary diagnostic and therapeutic services. Our health plans include a matrix package which allows members to select their desired coverage from alternatives that have features such as interchangeable outpatient and inpatient co-payment levels; POS programs which offer a multi-tier design that provides both conventional HMO and indemnity-like (in-network and out-of-network) tiers; a PPO traditional product which allows members to self-refer to the network physician of their choice; and a managed indemnity plan which is provided for employees who reside outside of their HMO service areas. For information regarding the marketing and sale of our health plans, see “Additional Information Concerning our Business – Marketing and Sales.”

The pricing of our products is designed to provide incentives to both employers and employees to select and enroll in the products with greater managed health care and cost containment elements. In general, our HMOs provide comprehensive health care coverage for a fixed fee or premium that does not vary with the extent or frequency of medical services actually received by the member. PPO enrollees choose their medical care from among the various contracting providers or choose a non-contracting provider and are reimbursed on a traditional indemnity plan basis after reaching an annual deductible. POS enrollees choose, each time they receive care, from conventional HMO or indemnity-like (in-network and out-of-network) coverage, with payments and/or reimbursement depending on the coverage chosen. We assume both underwriting and administrative expense risk in return for the premium revenue we receive from our HMO, POS and PPO products. We have contractual relationships with health care providers for the delivery of health care to our enrollees.

The following table contains information relating to our commercial large group members (generally defined as an employer group with 50 or more employees), commercial small group (generally defined as an employer group with 2 to 50 employees) and individual members, ASO members, Medicare members and Medicaid members as of December 31, 2003 (our Medicare and Medicaid businesses are discussed below under “Medicare Products” and “Medicaid Products”):

Commercial – Large Group	1,779,553	(a)
Commercial – Small Group & Individual	953,907	(b)

Medicare Members (risk only)	169,239
Medicaid Members	845,526
ASO members	87,767

(a)	Includes 1,153,620 HMO members, 94,328 PPO members, 465,115 POS members, 56,035 EPO members and 10,455 Fee for Service (“FFS”) members.
(b)	Includes 203,165 HMO members (42,157 of which are members under our arrangement with The Guardian Life Insurance Company of America (“The Guardian”)), 233,754 PPO members, 500,505 POS members (272,999 of which are members under our arrangement with The Guardian), 430 EPO members and 16,053 FFS members. For additional information regarding our arrangement with The Guardian, see “Segment Information – Health Plan Services Segment – Managed Health Care Operations – Northeast” below.

In addition, the following table sets forth certain information regarding our employer groups in the commercial managed care operations of our Health Plan Services segment as of December 31, 2003:

Number of Employer Groups	49,321
Largest Employer Group as % of commercial enrollment	3.5%
10 largest Employer Groups as % of commercial enrollment	15.5%

During 2003, our Health Plan Services segment had health plan operations in Arizona, California, Oregon, Connecticut, New Jersey, New York and Pennsylvania. On September 30, 2003, we withdrew our commercial health plan from the commercial market in the Commonwealth of Pennsylvania. See “Other Company Information and Recent and Other Developments – Withdrawal of Pennsylvania Health Plan” for additional information regarding our withdrawal from the Pennsylvania market.

Arizona. In Arizona, we believe that our commercial managed care operations rank us seventh largest as measured by total membership and fourth largest as measured by size of provider network. Our commercial membership in Arizona was 119,110 as of December 31, 2003, which represented an increase of approximately 0.5% during 2003. This increase was primarily due to increased sales of our PPO products in the small group and individual market. Our Medicare membership in Arizona was 36,414 as of December 31, 2003, which represented a decrease of approximately 6% during 2003. We did not have any Medicaid members in Arizona as of December 31, 2003 or 2002.

California. We believe that Health Net of California, Inc., our California HMO (“HN California”), is the third largest HMO in California in terms of membership and second largest in terms of size of provider network. Our commercial membership in California as of December 31, 2003 was 1,670,917, which represented a decrease of approximately 5% during 2003. The decrease in commercial membership was solely due to enrollment decreases within the large group market as a result of the loss of the CalPERS members effective January 1, 2003. Our commercial membership in the small group and individual market in California was 559,255 as of December 31, 2003, which represented an increase of approximately 13% during 2003. Our Medicare membership in California as of December 31, 2003 was 99,403, which represented a decrease of approximately 2% during 2003. Our Medicaid membership in California as of December 31, 2003 was 701,994 members, which represented a decrease of approximately 3% during 2003. The decrease in Medicaid membership in California was primarily due to the State changing eligibility requirements for the Medicaid program.

Oregon. We believe that our Oregon operations make us the seventh largest managed care provider in Oregon in terms of membership and the largest HMO in Oregon in terms of size of provider network. Our commercial membership in Oregon was 120,200 as of December 31, 2003, which represented an increase of approximately 51% during 2003. Of these members, approximately 11,000 reside in Washington. Our Medicare membership in Oregon as of December 31, 2003 was 392. We did not have any Medicare members in Oregon as of December 31, 2002. We did not have any Medicaid members in Oregon as of December 31, 2003 or 2002.

Northeast. Our Northeast operations are conducted in Connecticut, New Jersey and New York. For our large employer group business, we directly market commercial HMO, PPO and POS products in Connecticut, commercial HMO and POS products in New Jersey and commercial HMO, PPO and POS products in New York. For small employer group business in Connecticut, New Jersey and New York, we offer HMO, PPO and POS products through a marketing agreement with The Guardian in which we are doing business under the brand name “Healthcare Solutions.” Under the agreement, we generally share the profits of Healthcare Solutions equally with The Guardian, subject to certain terms of the marketing agreement related to expenses. The Guardian is a mutual insurer (owned by its policy owners) which offers financial products and services, including individual life and disability income insurance, employee benefits, pensions and 401(k) products. The Guardian is headquartered in New York and has approximately 2,400 financial representatives in over 100 general agencies.

We believe our Connecticut operations make us the second largest managed care provider in terms of membership and the largest in terms of size of provider network in Connecticut. Our commercial membership in Connecticut was 253,502 as of December 31, 2003 (including 45,489 members under The Guardian arrangement), a decrease of approximately 17% since the end of 2002. This decrease was primarily due to planned attrition in the large group segment. Our Medicare membership in Connecticut was 27,357 as of December 31, 2003, which represented a decrease of approximately 5% during 2003, and our Medicaid membership in Connecticut was 98,486 as of December 31, 2003, which represented a decrease of approximately 6% during 2003.

We believe our New Jersey operations make us the third largest managed care provider in terms of membership and the fourth largest in terms of size of provider network in New Jersey. Our HMO membership in New Jersey was 294,360 as of December 31, 2003 (including 153,681 members under The Guardian arrangement), which represented a decrease of approximately 2% during 2003. Our Medicaid membership in New Jersey was 45,046 as of December 31, 2003, which represented a decrease of approximately 7% during 2003. We did not have any Medicare members in New Jersey as of December 31, 2003 or 2002.

We believe our New York HMO and PPO operations make us the tenth largest HMO managed care provider in terms of membership and the sixth largest in terms of size of provider network in New York. In New York, we had 271,498 commercial members as of December 31, 2003, which represented an increase of approximately 9% during 2003. Such membership included 115,986 members under The Guardian arrangement. Our Medicare membership in New York was 5,673 as of December 31, 2003, which represented a decrease of 14% during 2003. We did not have any Medicaid members in New York as of December 31, 2003 or 2002.

Medicare Products.

Our Medicare+Choice plans had a combined membership of approximately 169,239 as of December 31, 2003, compared to 176,160 as of December 31, 2002. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. As a result of this legislation, Medicare private market plans will change their name from Medicare+Choice to Medicare Advantage. The name change will be transitioned in 2004 and 2005 and become fully effective in 2006. See “Government Regulation – Federal Legislation and Regulation – Medicare Legislation” and “Risk Factors – Our businesses are highly regulated” for additional information regarding the Medicare legislation.

We offer our Medicare+Choice products directly to individuals and through employer groups. To enroll in one of our Medicare+Choice plans, covered persons must be eligible for Medicare. We provide or arrange health care services normally covered by Medicare plus a broad range of health care services not covered by traditional Medicare programs. The federal Centers for Medicare & Medicaid Services (“CMS”) pays us a monthly amount for each enrolled member based, in part, upon the “Adjusted Average Per Capita Cost,” as determined by CMS’ analysis of fee-for-service costs related to beneficiary demographics and other factors. Depending on plan design, we may charge a monthly premium. We also provide Medicare supplemental coverage to approximately 36,821 members through either individual Medicare supplement policies or employer group sponsored coverage.

Our California Medicare+Choice product, Seniority Plus, operated by our California health plan, was licensed and certified to operate in 15 California counties as of December 31, 2003. Our other health plan subsidiaries are licensed and certified to offer Medicare+Choice plans in three counties in Connecticut, four counties in Arizona and four boroughs in the City of New York. We offer a Medicare preferred provider organization product (“Medicare PPO”) under a CMS demonstration product in seven counties in Arizona, 13 counties in Oregon and one county in Washington. We began enrolling members in the Medicare PPO effective January 1, 2003.

Medicaid Products

As of December 31, 2003, we had an aggregate of approximately 845,526 Medicaid members (including approximately 99,633 members in our Healthy Families program described below) compared to 874,154 members as of December 31, 2002, principally in California. We also had Medicaid members and operations in Connecticut and New Jersey. To enroll in our Medicaid products, an individual must be eligible for Medicaid benefits under the appropriate state regulatory requirements. Our HMO products include, in addition to standard Medicaid coverage, certain additional services including dental and vision benefits. The applicable state agency pays our HMOs a monthly fee.

Our California HMO, HN California, participates in the State Children’s Health Insurance Program (“SCHIP”), which, in California, is known as the Healthy Families program. SCHIP was designed as a federal/state partnership, similar to Medicaid, with the goal of expanding health insurance to children whose families earn too much money to be eligible for Medicaid, but not enough money to purchase private insurance. Member premiums, which range from $4 to $9 per child, per month, are subsidized by the State of California. California receives two-thirds of the funding for the program from the federal government.

Administrative Services Only Business

We provide ASO products to large employer groups in California, Connecticut, New Jersey and New York. Under these arrangements, we provide claims processing, customer service, medical management and other administrative services without assuming the risk for medical costs. We are generally compensated for these services on a fixed per member per month basis. As of December 31, 2003, we had 87,767 members through our ASO business.

Indemnity Insurance Products

We offer insured PPO, POS, EPO and indemnity products as “stand-alone” products and as part of multiple option products in various markets. These products are offered by our health and life insurance subsidiaries which are licensed to sell insurance in 36 states and the District of Columbia. Through these subsidiaries, we also offer HMO members auxiliary non-health products such as group life and accidental death and disability insurance. Our health and life insurance products are provided throughout most of our service areas.

Other Specialty Services and Products

We offer pharmacy benefits, behavioral health, dental and vision products and services (through strategic relationships with third parties) as well as managed care products related to cost containment for hospitals, health plans and other entities as part of our Health Plan Services segment.

Pharmacy Benefit Management. Pharmacy benefits are managed through a variety of clinical, technological and contractual tools. We seek to provide safe, effective medications that are affordable to our members. We outsource certain capital and labor intensive functions of pharmacy benefit management, such as claims processing. However, we continue to actively utilize all other pharmacy management tools available. Some of the tools used are as follows:

•	Pharmacy benefit design – we have designed and sell multi-tier pharmacy products that allow consumer choice with variable member financial participation

•	Clinical programs that improve safety, efficacy and member compliance with prescribed medical treatment

•	Retail and mail order pharmacy network and manufacturer contracting that lower the net cost

•	Technological tools that efficiently automate claim adjudication and payment to lower administrative costs

•	Technology that plays a key role in preventing members from receiving drugs that may harmfully interact with other medications they are taking.

Behavioral Health. We provide behavioral health services through our wholly-owned subsidiary, Managed Health Network, Inc., and subsidiaries of Managed Health Network, Inc. (collectively “MHN”). MHN holds a license in California under the Knox-Keene Health Care Service Plan Act of 1975 (the “Knox-Keene Act”) as a Specialized Health Care Service Plan. MHN offers behavioral health, substance abuse and employee assistance programs (“EAPs”) on an insured and self-funded basis to employers, governmental entities and other payers in various states.

Employers participating in MHN’s programs range in size from Fortune 100 companies to mid-sized companies with under 100 employees. MHN’s strategy is to extend its market share in the Fortune 500 and health plan markets, through a combination of direct, consultant/broker and affiliate sales. MHN intends to achieve additional market share by broadening its employer products, including using the Internet as a distribution channel and by continuing carve-out product sales, funded on either a risk or self-funded basis.

MHN’s products and services were being provided to over 7.1 million individuals as of December 31, 2003, with approximately 2.6 million individuals under risk-based programs, approximately 2.1 million individuals under self-funded programs and approximately 2.4 million individuals under EAP. MHN is serving approximately 803 employer groups on a stand-alone basis plus approximately 49,487 groups through other affiliates of MHN, primarily in California and the Northeast.

In 2003, MHN’s total revenues were $223 million. Of that amount, $133 million represented revenues from business with MHN affiliates and $90 million represented revenues from non-affiliate business.

Headquartered in Point Richmond, California, MHN has nationwide operations with full-service clinical intake offices in New York, Dallas, Milwaukee, Las Vegas, San Rafael and Huntington Beach, California.

Dental and Vision. On October 31, 2003, we consummated the sale of our dental and vision subsidiaries, Health Net Dental, Inc. (“Health Net Dental”) and Health Net Vision, Inc. (“Health Net Vision”) to SafeGuard. In addition, we entered into an assumption reinsurance agreement to transfer full responsibility for the stand alone dental and vision policies of Health Net Life Insurance Company to SafeHealth Life Insurance Company (“SafeHealth Life”). As a result of the sale, we no longer underwrite or administer stand alone dental and vision products. We continue to make available to our current and prospective members private label dental products through a strategic relationship with SafeGuard and private label vision products through a strategic relationship with EyeMed Vision Care LLC (“EyeMed”). The stand alone dental products are underwritten and administered by SafeGuard companies and the stand alone vision products are underwritten by Fidelity Security Life Insurance Company and administered by EyeMed. In connection with these sales, we received approximately $14.8 million in cash. We also transferred $2.1 million in cash and $2.1 million in liabilities to SafeHealth Life under the assumption reinsurance agreement.

As of October 31, 2003, Health Net Dental had approximately 418,500 members, of which 61,700 members were beneficiaries under the Medicaid dental programs. As of October 31, 2003, Health Net Vision provided services to approximately 159,600 members. Of those covered lives, 99,100 members were enrolled in full-risk products and 60,500 lives were covered under administrative services contracts. As of October 31, 2003, Health Net Life Insurance Company had approximately 49,400 dental PPO and indemnity members and 53,600 vision PPO and indemnity members.

Our dental and vision subsidiaries had $47.4 million of revenues and $1.9 million of income before income taxes for the ten months ended October 31, 2003. As of October 31, 2003, our dental and vision subsidiaries had a combined total of $4.3 million in net equity, which we recovered through the sales proceeds. Health Net Life Insurance Company had $15.9 million of stand alone dental and vision product revenues and related income before income taxes of $0.7 million for the ten months ended October 31, 2003. Prior to being sold, our dental and vision subsidiaries and the stand alone dental and vision product business of Health Net Life Insurance Company were reported as part of our Health Plan Services reportable segment.

Government Contracts Segment

Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE programs and other government contracts.

TRICARE.

Our wholly-owned subsidiary, Health Net Federal Services, Inc. (“HNFS”), administers large, multi-year managed care federal contracts with the U.S. Department of Defense (the “Department of Defense”).

HNFS currently administers health care contracts for the Department of Defense’s TRICARE program covering approximately 1.5 million eligible individuals under TRICARE. Through TRICARE, HNFS provides eligible beneficiaries with improved access to care, lower costs and improved quality.

HNFS currently administers three TRICARE contracts for five regions:

•	Region 11, covering Washington, Oregon and part of Idaho

•	Region 6, covering Arkansas, Oklahoma, most of Texas and most of Louisiana

•	Regions 9, 10 and 12, covering California, Hawaii, Alaska and part of Arizona

Eligible beneficiaries in the TRICARE program are able to choose from a variety of program options. They can choose to enroll in TRICARE Prime, which is similar to a conventional HMO plan, or they can select, on a case-by-case basis, to utilize TRICARE Extra, which is similar to a conventional PPO plan, or TRICARE Standard, which is similar to a conventional indemnity plan.

Under TRICARE Prime, enrollees pay an enrollment fee (which is zero for active duty participants and their dependents) and select a primary care physician from a designated provider panel. The primary care physicians are responsible for making referrals to specialists and hospitals. Except for active duty family members who have no co-payment charges, TRICARE Prime enrollees pay co-payments each time they receive medical services from a civilian provider. TRICARE Prime enrollees may opt, on a case-by-case basis, for a point-of-service option in which they are allowed to self-refer but incur a deductible and a co-payment.

Under TRICARE Extra, eligible beneficiaries may utilize a TRICARE network provider but incur a deductible and co-payment which is greater than the TRICARE Prime co-payment. Under TRICARE Standard, eligible beneficiaries may utilize a TRICARE authorized provider who is not a network provider but pay a higher co-payment than under TRICARE Prime or TRICARE Extra.

During 2003, enrollment of TRICARE beneficiaries in TRICARE Prime for the Region 11 contract increased by 4.4% to 150,004, while the total estimated number of eligible beneficiaries, based on data from the Department of Defense, increased by 4.5% to 248,078. During 2003, enrollment of TRICARE beneficiaries in TRICARE Prime for the Region 6 contract increased by 1.2% to 388,658, while the total estimated number of eligible beneficiaries, based on data from the Department of Defense, increased by 5.6% to 646,836. During 2003, enrollment of TRICARE beneficiaries in TRICARE Prime for the Regions 9, 10 and 12 contract increased by 4% to 383,829 while the total estimated number of eligible beneficiaries, based on data from the Department of Defense and excluding Alaska, decreased by 2.5% to 596,361. Department of Defense estimated numbers of eligible beneficiaries are subject to revision when actual numbers become available. TRICARE beneficiaries do not “enroll” in either TRICARE Extra or TRICARE Prime, rather, they select, on a case-by-case basis, to utilize either, both or neither of these options during any given year. As such, there is no enrollment data available for the TRICARE Extra and TRICARE Standard options.

On August 21, 2003, the Department of Defense announced the award to us of a new TRICARE contract for the North Region, one of three regional contracts. The North Region contract supports nearly 2.8 million participants, including 1.7 million TRICARE eligibles for which we provide health care and administrative services and 1.1 million MHS-eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries) for which we provide administrative services only. This contract covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers a small portion of Tennessee, Missouri and Iowa.

We will end the delivery of health care under our existing Region 11 contract on May 31, 2004, our existing Region 9, 10 and 12 contract on June 30, 2004, and our existing Region 6 contract on October 31, 2004. Health care delivery will begin on the new North Region contract on July 1, 2004 for the area that was previously Regions 2 and 5 and September 1, 2004 for the area that was previously Region 1.

There are certain differences in the economic structure of the new TRICARE contract for the North Region as compared to our expiring TRICARE contracts. The expiring contracts included a fixed price for health care costs for the term of the contracts, subject to adjustment based primarily on the number of TRICARE eligibles and utilization of services within military hospitals and clinics, with underruns and overruns of our fixed price provision borne 70% by the government and 30% by us. The new contract includes a target price for the cost reimbursed health care costs which is negotiated annually during the term of the contract, with underruns and overruns of our target price provision borne 80% by the government and 20% by us. Under our expiring contracts, the administrative price is fixed, whereas under the new contract certain components of the administrative price are subject to volume-based adjustments.

With respect to cash flow, under the expiring contracts we are paid monthly based on incurred claims with an annual reconciliation of the risk sharing provision. Under the new contract, we will be paid within five days for each claims run based on paid claims with an annual reconciliation of the risk sharing provision. Under the expiring contracts, we are responsible for providing pharmaceutical benefits, claims processing for TRICARE and Medicare dual eligibles and certain marketing and education services that we will not provide under the new contract. Under the expiring contracts and the new contract, the administrative price is paid on a monthly basis, one month in arrears.

We believe that the changes in the economic structure of the new contract, when compared to our expiring contracts, should reduce our risk related to the ability to accurately project our profitability over the term of the new contract.

Veterans Affairs

During 2003, HNFS administered 15 contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 12 states. HNFS also managed 20 other contracts with the U.S. Department of Veterans Affairs in 135 locations and one contract with the U.S. Marshals Service for claims re-pricing services. Total revenues for our veterans affairs business were approximately $17.1 million as of December 31, 2003, representing a 70.6% increase over 2002.

Provider Relationships and Responsibilities

Physician Relationships

Under many of our HMO plans and POS plans, and primarily in California, members are required to select a participating physician group (“PPG”) and a primary care physician from within that group. In our other plans, including most of our plans outside of California, members may be required to select a primary care physician from the broader HMO network panel of primary care physicians. Some HMO “open access” plans and PPO plans do not require the member to select a primary care physician. The primary care physicians and PPGs assume overall responsibility for the care of members. Medical care provided directly by such physicians includes the treatment of illnesses not requiring referral, and may include physical examinations, routine immunizations, maternity and child care, and other preventive health services. The primary care physicians and PPGs are responsible for making referrals (approved by the HMO’s or PPG’s medical director as required under the terms of our various plans) to specialists and hospitals. Certain of our HMOs offer enrollees “open panels” under which members may access any physician in the network, or network physicians in certain specialties, without first consulting their primary care physician.

The following table sets forth the number of primary care and specialist physicians contracted either directly with our HMOs or through our contracted PPGs as of December 31, 2003:

Primary Care Physicians (includes both HMO and PPO physicians)	44,572
Specialist Physicians (includes both HMO and PPO physicians)	99,395
Total	143,967

PPG and physician contracts are generally for a period of at least one year and are automatically renewable unless terminated, with certain requirements for maintenance of good professional standing and compliance with our quality, utilization and administrative procedures. In California and Connecticut, PPGs generally receive a monthly “capitation” fee for every member assigned to it. The capitation fee represents payment in full for all medical and ancillary services specified in the provider agreements. In these capitation fee arrangements, in cases where the capitated PPG cannot provide the health care services needed, such PPGs generally contract with specialists and other ancillary service providers to furnish the requisite services under capitation agreements or negotiated fee schedules with specialists. Our Connecticut HMO has a capitation contract with the Connecticut Medical Society IPA. However, all administration, referral authorization and claims administration is performed by our Connecticut health plan. Physicians are paid on a fee-for-service basis and reinsurance is provided by Health Net Services (Bermuda), Ltd., a wholly-owned subsidiary of the Company, to the IPA if claims exceed a specified aggregate limit. Outside of California and Connecticut, most of our HMOs reimburse physicians according to a discounted fee-for-service schedule, although several have capitation arrangements with certain providers and provider groups in their market areas.

For services provided under our PPO and POS products, we ordinarily reimburse physicians pursuant to discounted fee-for-service arrangements.

Hospital Relationships

Our health plan subsidiaries arrange for hospital care primarily through contracts with selected hospitals in their service areas. These hospital contracts generally have multi-year terms or annual terms with automatic renewals and provide for payments on a variety of bases, including capitation, per diem rates, case rates and discounted fee-for-service schedules.

Covered inpatient hospital care for our HMO members is comprehensive. It includes the services of hospital-based physicians, nurses and other hospital personnel, room and board, intensive care, laboratory and x-ray services, diagnostic imaging and generally all other services normally provided by acute-care hospitals. HMO or PPG nurses and medical directors are actively involved in discharge planning and case management, which often involves the coordination of community support services, including visiting nurses, physical therapy, durable medical equipment and home intravenous therapy.

Ancillary and Other Provider Relationships

Our health plan subsidiaries arrange for ancillary and other provider services, such as ambulance, laboratory, radiology and home health primarily through contracts with selected providers in their service areas. These contracts generally have multi-year terms or annual terms with automatic renewals and provide for payments on a variety of bases, including capitation, per diem rates, case rates and discounted fee-for-service schedules. In certain cases, these provider services are included in contracts our health plan subsidiaries have with PPGs and hospitals.

Cost Containment

In most HMO plan designs, either the primary care physician or the treating specialist is responsible for obtaining authorization from either the health plan or the PPG for most medical services (except for emergency services). We believe that this authorization process reduces inappropriate use of medical resources and achieves efficiencies in cases where reimbursement is based on risk-sharing arrangements.

To limit possible abuse in utilization of hospital services in non-emergency situations, all of our health plans require that a member obtain certification for specified medical conditions prior to admission as an inpatient, and the inpatient admission is then subject to continuing review during the member’s hospital stay. In addition to reviewing the appropriateness of hospital admissions and continued hospital stays, we play an active role in evaluating alternative means of providing care to members, such as outpatient services and home-based care.

Quality Assessment

Quality assessment is a continuing priority for us. All of our health plans have a quality assessment plan administered by a committee composed of medical directors and primary care and specialist physicians. The committees’ responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and community standards, and the collection of data relating to results of treatment. All of our health plans also have a subscriber grievance procedure and/or a member satisfaction program designed to respond promptly to member grievances. Elements of these subscriber grievance procedures and member satisfaction programs are incorporated both within the PPGs and within our health plans.

Additional Information Concerning Our Business

Marketing and Sales

Marketing for our group health business is a three-step process. We first market to potential employer groups and group insurance brokers and consultants. We then provide information directly to employees once the employer has selected our health coverage. Finally, we engage members and employers in marketing for member and group retention. Although we market our programs and services primarily through independent brokers, agents and consultants, we use our limited internal sales staff to serve certain large employer groups. Once selected by an employer, we solicit enrollees from the employee base directly. During “open enrollment” periods when employees are permitted to change health care programs, we use a variety of techniques to attract new enrollees, including, without limitation, direct mail, work day and health fair presentations and telemarketing. Our sales efforts are supported by our marketing division, which engages in product research and development, multicultural marketing, advertising and communications, and member education and retention programs.

Premiums for each employer group are generally contracted on a yearly basis and are payable monthly. We consider numerous factors in setting our monthly premiums, including employer group needs and anticipated health care utilization rates as forecasted by us based on the demographic composition of, and our prior experience in, our service areas. Premiums are also affected by applicable regulations that prohibit experience rating of group accounts (i.e., setting the premium for the group based on its past use of health care services) and by state regulations governing the manner in which premiums are structured.

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

New Branding Initiative

In 2004, we plan to rollout a new branding initiative called “the Rosetta Stone.” The new branding initiative is based on the premise that consumers need more and better clinical information so that they can make better informed decisions about their health care, based on their own preferences. As the Rosetta Stone allowed Egyptologists to decipher hieroglyphics, Health Net’s Rosetta Stone suite of products will enable our members to decipher the often bewildering language of health care. The initiative incorporates three primary elements: Decision Power, a Hospital Comparison Report and Evidence Based Medicine. Decision Power will provide Health Net members with a broad range of electronic and telephonic interactive modes of acquiring information about key health care issues. The Hospital Comparison Report will allow members to compare hospital clinical and cost performance for a variety of common procedures. Evidence Based Medicine will bring to members substantial data on evidence-based standards of care. We believe that the Rosetta Stone suite of products could provide us with a differentiated position in the health care marketplace.

Health Net One Systems Consolidation Project

We have initiated a project to convert a number of information systems in our health plan business to a single system environment. At the completion of the project, we will consolidate various systems into one general ledger system, one core claims system, one data warehouse system and one core web system. In addition, we will reduce our number of surround information systems to 16 and consolidate our data centers to a single site with a tested backup facility. Key actions completed on the Health Net One systems consolidation project to date include consolidation to a single general ledger, consolidation of health plan portals and conversion of Arizona’s core claims system. In late 2003, we converted to a common eligibility database and in 2004 plan to convert to a common provider database and to convert the California and Oregon core claims system.

We believe that completion of the Health Net One systems consolidation project will improve customer/client service and communication, realize operational and cost efficiencies and improve our decision making capability. In addition, we believe that completion of the project will enable us to improve our claims turnaround time, auto adjudication rate and electronic data interchange and Internet capabilities. However, there are risks associated with the Health Net One systems consolidation project. See “Risk Factors – The failure to effectively maintain our management information systems could adversely affect our business.”

Competition

We operate in a highly competitive environment in an industry currently subject to significant changes from business consolidations, new entrants in the marketplace, new strategic alliances, legislative reform and market pressures brought about by a better informed and better organized customer base. Our HMOs face substantial competition from for-profit and nonprofit HMOs, PPOs, self-funded plans (including self-insured employers and union trust funds), Blue Cross/Blue Shield plans, and traditional indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than we do. The development and growth of companies offering Internet-based connections between health care professionals, employers and members, along with a variety of services, could also create additional competitors. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of benefit plans offered, size and quality of provider network, quality of service, responsiveness to user demands, financial stability, comprehensiveness of coverage, diversity of product offerings, and market presence and reputation. The relative importance of each of these factors and the identity of our key competitors varies by market. Over the past several years, a health plan’s ability to interact with employers, members and other third parties (including health care professionals) via the Internet has become a more important competitive factor. To that end, we have made technology investments to enhance our electronic interactions with third parties. We believe that we compete effectively against other health care industry participants.

Our key competitors in California are four large health plans: Kaiser Permanente, Blue Cross of California, PacifiCare Health Systems and Blue Shield of California. Kaiser is the largest HMO in California and Blue Cross of California is the largest PPO provider in California. All together, these four plans and Health Net account for a majority of the insured market in California. There are also a number of small, regional-based health plans that compete with Health Net primarily in the small business group market segment. The combined membership for these regional plans constitutes approximately 16% of the insured market in the state.

Our largest competitor in Arizona is Blue Cross/Blue Shield. Our Arizona HMO also competes with United Healthcare, CIGNA, PacifiCare, Aetna and Humana. Our Oregon HMO competes primarily against other HMOs including Kaiser, PacifiCare of Oregon, Providence, Regence Blue Cross Blue Shield and Lifewise, and with various PPOs.

Our HMO in Connecticut competes for business with commercial insurance carriers, Anthem Connecticut, Aetna, Connecticare, CIGNA and eight other HMOs. Our main competitors in New York and New Jersey are Aetna, Empire Blue Cross, Oxford Health Plans, United Healthcare and Horizon Blue Cross.

Accreditation

We pursue accreditation for certain of our health plans from the National Committee for Quality Assurance (“NCQA”), the Joint Committee on Accreditation of Healthcare Organizations (“JCAHO”) and the Utilization Review Accreditation Commission (“URAC”). NCQA, JCAHO and URAC are independent, non-profit organizations that review and accredit HMOs. HMOs that comply with review requirements and quality standards receive accreditation. Our California HMO subsidiary has received NCQA accreditation, our Connecticut, New Jersey and New York subsidiaries have received JCAHO accreditation and our Arizona subsidiary has received URAC accreditation. Certain of our health plan subsidiaries are in the process of applying for NCQA or JCAHO accreditation.

Government Regulation

Our business is subject to comprehensive state and federal regulation throughout the United States in the jurisdictions in which we do business. These laws and regulations restrict how we conduct our businesses and result in additional burdens and costs to us. We believe we are in compliance in all material respects with all current state and federal laws and regulations applicable to our business. Certain of these laws and regulations are discussed below.

Federal Legislation and Regulation

Medicare Legislation. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) was signed into law. This complex legislation made many significant structural changes to the Medicare program. Of special interest to us and other companies with Medicare contracts is that funding has been increased to the Medicare+Choice program in 2004 and 2005. Under the MMA, the name of the Medicare private market plans will be changed from Medicare+Choice to Medicare Advantage. The transition for the name change will occur over 2004 and 2005 and become fully effective in 2006. The MMA added a voluntary prescription drug benefit that will be available to Medicare beneficiaries starting January 1, 2006. Medicare Advantage plans will be able to offer the voluntary prescription drug benefit. The MMA also authorized a Medicare-endorsed prescription drug card program that will be offered on a voluntary basis and will provide Medicare beneficiaries access to prescription drug discounts. We have applied to participate in this program. It is currently expected that these drug cards will be available mid-2004 and will be in effect until the voluntary prescription drug benefit program is fully implemented in 2006.

The MMA changes the methodology for payment to private plans beginning in 2006, when a form of competitive bidding among the private plans will begin. The first bids are due in June 2005. The MMA also authorized regional PPOs and other features with the intent to provide a private market option on a broader scale across the United States. Many significant parts of this Medicare reform legislation will need to be addressed through the regulatory process. For example, the geographic boundaries of the regional PPOs are yet to be determined. Drafting of the regulations has begun and it is expected that regulations will be issued mid-2004. We expect that the regulations will provide many clarifications to the legislation and a clearer picture of the impact of the MMA will then emerge.

We are engaged in intensive evaluation of this legislation and intend to pursue opportunities either enhanced or created by the law. In particular, we are pursuing a strategy to reinvest increased funding under the MMA by filing new benefit plans in certain markets and evaluating the possibility of expanding Medicare+Choice product offerings in certain markets. We have also restructured our Medicare program management team in an effort to build infrastructure to capitalize on opportunities presented by the MMA. The restructured Medicare program management team has been designed to increase our capability for effective execution on growth and cost management initiatives in response to opportunities presented by the MMA and the Medicare program generally.

HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the implementing regulations that have been adopted in connection therewith impose new obligations for issuers of health insurance coverage and health benefit plan sponsors. The purposes of HIPAA are to:

•	limit pre-existing condition exclusions applicable to individuals changing jobs or moving to individual coverage,

•	guarantee the availability of health insurance for employees in the small group and individual market,

•	prevent the exclusion of individuals from coverage under group plans based on health status, and

•	establish national standards for the electronic exchange of health information.

In December 2000, the Department of Health and Human Services (“DHHS”) promulgated regulations under HIPAA related to the privacy and security of electronically transmitted protected health information (“PHI”). The regulations, consisting of privacy regulations, transactions and codeset requirements and security regulations require health plans, clearinghouses and providers to:

•	comply with various requirements and restrictions related to the use, storage and disclosure of PHI,

•	adopt rigorous internal procedures to protect PHI,

•	create policies related to the privacy of PHI and

•	enter into specific written agreements with business associates to whom PHI is disclosed.

The regulations also establish significant criminal penalties and civil sanctions for non-compliance. Health Net completed the work required to be compliant with the HIPAA Privacy Regulations prior to the effective date of April 14, 2003. Further, Health Net was ready to send and receive compliant Transactions and Codesets prior to the effective date of October 16, 2003. The Security regulations have a compliance date of April 2005 and Health Net has created a security plan to ensure appropriate compliance prior to the effective date. We spent approximately $6.7 million in 2003 and expect to spend approximately $1.6 million in 2004 on HIPAA related expenses.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Financial Modernization Act of 1999 generally requires insurers to provide customers with notice regarding how their personal health and financial information is used and the opportunity to “opt out” of certain disclosures before the insurer shares non-public personal information with a non-affiliated third party. Like HIPAA, this law sets a “floor” standard, allowing states to adopt more stringent requirements governing privacy protection.

Federal HMO Act. Under the Federal Health Maintenance Organization Act of 1973 (the “HMO Act”), services to members must be provided substantially on a fixed, prepaid basis without regard to the actual degree of utilization of services. Premiums established by an HMO may vary from account to account through composite rate factors and special treatment of certain broad classes of members, and through prospective (but not retrospective) rating adjustments. Several of our HMOs are federally qualified in certain parts of their respective service areas under the HMO Act and are therefore subject to the requirements of such act to the extent federally qualified products are offered and sold.

ERISA. Most employee benefit plans are regulated by the federal government under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Employment-based health coverage is such an employee benefit plan. ERISA is administered, in large part, by the U.S. Department of Labor (“DOL”). ERISA contains disclosure requirements for documents that define the benefits and coverage. It also contains a provision that causes federal law to preempt state law in the regulation and governance of certain benefit plans and employer groups, including the availability of legal remedies under state law. In 2002, the DOL adopted regulations under ERISA which mandated certain claims and appeals processing requirements. These regulations became fully effective on January 1, 2003 and, during 2003, we made certain adjustments in our claims systems to comply with these regulations. The cost of the adjustments was not material from a financial point of view.

Miscellaneous. Our Medicare contracts are subject to regulation by CMS. CMS has the right to audit HMOs and PPOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with CMS’ contracts and regulations. Our Medicaid business is also subject to regulation by CMS, as well as state agencies, and is generally examined on a periodic basis by such state agencies.

California Laws and Regulations

Health Insurance Act of 2003. In October 2003, the Governor of California signed the Health Insurance Act of 2003 (the “California Health Insurance Act”) which requires all California employers employing more than 200 employees to pay a fee or show proof of health insurance or other acceptable health coverage for both employees and their dependents. The California Health Insurance Act will become effective January 1, 2006. On January 1, 2007, the requirements of the California Health Insurance Act will extend to employers of 20 to 199 employees, except that those employers will not be required to provide coverage for their employees’ dependents and employers of 20 to 49 employees will be exempt from the California Health Insurance Act unless certain tax credit legislation is enacted. To date, no such tax credit has been proposed or enacted. If an employer elects to pay a fee rather than provide coverage, the fee will be used by the State to contract with private health carriers to provide health coverage to those who are not covered by their employer.

The California Chamber of Commerce and other business groups have qualified an initiative referendum for the November 2004 ballot to repeal the California Health Insurance Act. Should the referendum fail, some of these groups have indicated that they may sue to overturn substantial portions of the Act based on arguments that these provisions violate Federal law. No assurances can be given as to whether the initiative referendum will successfully overturn the legislation, or whether subsequent litigation will do so. In the event the California Health Insurance Act survives challenge, it may provide us and other health plans with potential additional markets, but it is uncertain at this time whether such additional business, if any, will be forthcoming.

California HMO Regulations. California HMOs, such as HN California and our behavioral health plan, MHN, are subject to California state regulation, principally by the Department of Managed Health Care (“DMHC”) under the Knox-Keene Act. Among the areas regulated by the Knox-Keene Act are:

•	adequacy of administrative operations,

•	the scope of benefits required to be made available to members,

•	procedures for review of quality assurance,

•	enrollment requirements,

•	composition of policy making bodies to assure that plan members have access to representation,

•	procedures for resolving grievances,

•	the interrelationship between HMOs and their health care providers,

•	adequacy and accessibility of the network of health care providers,

•	timely and accurate payment of provider claims, and

•	initial and continuing financial viability of the HMO and its risk-bearing providers.

Any material modifications to the organization or operations of HN California and MHN are subject to prior review and approval by the DMHC. This approval process can be lengthy and there is no certainty of approval. Other significant changes require filing with the DMHC, which may then comment and require changes. In addition, under the Knox-Keene Act, HN California and MHN must file periodic reports with, and are subject to periodic review and investigation by, the DMHC. Non-compliance with the Knox-Keene Act may result in an enforcement action, fines and penalties, and, in egregious cases, limitations on or revocation of the Knox-Keene license.

California Assembly Bill 1455. Assembly Bill 1455 (“AB 1455”) was signed into law on September 28, 2000, amending and adding several sections to the Knox-Keene Act. AB 1455 increased the interest rate that health care service plans must pay on uncontested claims not paid promptly within the required time period and granted the DMHC additional authority to impose monetary penalties and other sanctions on health plans engaging in certain “unfair payment practices” (as defined in AB 1455). AB 1455 also required the DMHC to adopt regulations regarding provider dispute resolution by health care service plans. The final regulations, which address both claims reimbursement and provider dispute resolution procedures, took effect on August 25, 2003 and the DMHC advised health care service plans to implement them for all services provided on and after January 1, 2004. On November 12, 2003, the California Healthcare Association (“CHA”) filed a petition for writ of mandate in the Superior Court, County of Sacramento, challenging certain requirements of the AB 1455 regulations regarding timely filing of claims, reasonable and customary charges and timely filing of disputes. We are continuing to comply with all aspects of AB 1455 pending final resolution of CHA’s challenge.

Other HMO Laws and Regulations.

In each state in which our HMOs do business, our HMOs must meet numerous state licensing criteria and secure the approval of state licensing authorities before implementing certain operational changes, including the development of new product offerings and, in some states, the expansion of service areas. To remain licensed, each HMO must continue to comply with state laws and regulations and may from time to time be required to change services, procedures or other aspects of its operations to comply with changes in applicable laws and regulations. In addition, HMOs must file periodic reports with, and their operations are subject to periodic examination by, state licensing authorities. HMOs are required by state law to meet certain minimum capital and deposit and/or reserve requirements in each state and may be restricted from paying dividends to their parent corporations under some circumstances. Several states have increased minimum capital requirements, in response to proposals by the National Association of Insurance Commissioners to institute risk- based capital requirements. Regulations in these and other states may be changed in the future to further increase capital requirements. Such increases could require us to contribute additional capital to our HMOs. Any adverse change in governmental regulation or in the regulatory climate in any state could materially impact the HMOs operating in that state. The HMO Act and state laws place various restrictions on the ability of HMOs to price their products freely. We must comply with applicable provisions of state insurance and similar laws, including regulations governing our ability to seek ownership interests in new HMOs, PPOs and insurance companies, or otherwise expand our geographic markets or diversify our product lines.

Insurance Laws and Regulations

State departments of insurance (the “DOIs”) regulate our insurance and ASO businesses under various provisions of state insurance codes and regulations. Our subsidiaries conducting these businesses are subject to various capital reserve and other financial, operating and disclosure requirements established by the DOIs and state laws. These subsidiaries must also file periodic reports regarding their regulated activities and are subject to periodic reviews of those activities by the DOIs. We must also obtain approval from, or file copies with, the DOIs for all of our group and individual insurance policies prior to issuing those policies.

Pending Federal and State Legislation

Patients’ Bill of Rights. In 2001, the United States Senate and House of Representatives passed separate bills, sometimes referred to as “patients’ rights” or “patients’ bill of rights” legislation, that sought, among other things, to hold health plans liable for claims regarding health care delivery and improper denial of care. This legislation would have removed or limited federal preemption under ERISA that currently precludes most individuals from suing health plans for causes of action based upon state law and would enable plan members to challenge coverage and benefits decisions in state and federal courts. Although both bills provided for independent review of decisions regarding medical care, the bills differed on the circumstances and procedures under which lawsuits could be brought against managed care organizations and the scope of their liability. Congress did not ultimately enact legislation based on the 2001 bills and adjourned in 2002 without reconciling the two bills. Similar bills were introduced in both houses of Congress in 2003, and it is not known at this time whether this issue will be debated in 2004. If patients’ bill of rights legislation is enacted into law, we could be subject to significant additional litigation risk and regulatory compliance costs, which could be costly to us and could have a significant adverse effect on our results of operations. Although we could attempt to mitigate our ultimate exposure to litigation and regulatory compliance costs through, among other things, increases in premiums, there can be no assurance that we would be able to mitigate or cover the costs stemming from litigation arising under patients’ bill of rights legislation or the other costs that we could incur in connection with complying with patients’ bill of rights legislation.

There are a number of other legislative initiatives and proposed regulations currently pending or previously proposed at the federal and state levels which could increase regulation of and costs incurred by the health care industry. These measures, including the “patients’ bill of rights” and other initiatives, if enacted, could have significant adverse effects on our operations. See “Risk Factors – Proposed federal and state legislation affecting the managed health care industry could have an adverse effect on our operations” below. We cannot predict the outcome of any of the pending legislative or regulatory proposals, nor the extent to which we may be affected by the enactment of any such legislation or regulation.

Service Marks

We have filed for registration of and maintain several service marks, trademarks and tradenames that we use in our business, including marks and names incorporating the “Health Net” phrase. We utilize these and other marks and names in connection with the marketing and identification of products and services. We believe such marks and names are valuable and material to our marketing efforts.

Employees

As of December 31, 2003, Health Net and its subsidiaries employed 8,629 persons on a full-time basis and 424 persons on a part-time or temporary basis. These employees perform a variety of functions, including, among other things, provision of administrative services for employers, providers and members; negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers; handling of claims for payment of hospital and other services; and provision of data processing services. Our employees are not unionized and we have not experienced any work stoppages since our inception. We consider our relations with our employees to be very good.

Other Company Information and Recent and Other Developments

Restatements

On February 11, 2004, we announced financial results for the fourth quarter and full year 2003. We also announced that we would restate our consolidated financial statements for the first three quarters of 2003 and for the years ended December 31, 2002 and 2001 to reflect certain adjustments primarily affecting general and administrative expenses relating to workers’ compensation expenses, lease expenses and other miscellaneous items. Subsequent to our

February 11, 2004 announcement we:

•	Made adjustments increasing (decreasing) income from continuing operations before income taxes for the quarters ended June 30, September 30 and December 31, 2003 by approximately $(0.2) million, $0.1 million and $(1.5) million, respectively, to (1) correctly reflect the accrual for termination benefits related to our Health Net One systems consolidation project that we had not previously recorded and (2) correct the offsetting effects of our prior adjustments for our deferred compensation plan in the quarters ended September 30 and December 31, 2003. Except for a $.01 reduction in our basic and diluted earnings per share for the fourth quarter ended December 31, 2003, these adjustments did not change our basic or diluted earnings per share for the quarters ended December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 as reported in our
February 11, 2004 announcement.

•	Made adjustments to the deferred tax asset balance sheet accounts as of December 31, 2003 and 2002 resulting in a decrease to current deferred tax assets of approximately $26.5 million and $18.6 million, respectively, an increase to noncurrent deferred tax assets of $25.7 million and $12.2 million, respectively, and a decrease of noncurrent deferred tax liabilities of $9.7 million as of December 31, 2002. These changes were primarily due to reclassifications of our deferred tax balances related to deferred compensation and executive benefit plan liabilities from current to noncurrent deferred tax assets.

•	Reclassified aged outstanding checks of $10.2 million, resulting in a decrease to reserves for claims and other settlements and an offsetting increase to accounts payable and other liabilities as of December 31, 2003.

In addition, certain adjustments that were properly reflected on the statement of operations in our February 11, 2004 announcement required further minor reclassifications on the balance sheets as of December 31, 2003 and 2002. For additional information regarding the various restatement adjustments, see our Amended Annual Report on Form 10-K/A for the year ended December 31, 2002, and our Amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

Interest Rate Swap

On February 20, 2004, we entered into an interest rate swap transaction with respect to $400 million aggregate principal amount of our 8 3/8% senior notes due 2011 for the purpose of hedging the fair value of our indebtedness. The interest rate swap agreement has an aggregate notional amount of $400 million and matures in April 2011. Under the terms of the swap agreement, we make interest payments based on the six-month London Interbank Offered Rate (“LIBOR”) plus 399.625 basis points and receive interest payments based on the 8 3/8% fixed coupon rate. For additional information regarding the interest rate swap see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk.”

Sale of Employer Services Group Subsidiaries

On October 31, 2003, we consummated the sale of certain of our subsidiaries organized under HN Employer Services to First Health for $79.5 million in cash. As a result of the sale, we no longer market workers’ compensation managed care cost containment services directly to customers. Pursuant to a workers compensation network access agreement we entered into with First Health, we agreed to maintain our network of health care providers, including physicians, hospitals, pharmacies and other ancillary providers, for purposes or arranging for the delivery of health care to injured workers. Under the agreement, customers of First Health and HN Employer Services have access to our workers’ compensation provider network. We also entered into a non-compete agreement with First Health, as well as an agreement which provides us access to First Health’s preferred provider organization network.

For the ten months ended October 31, 2003, HN Employer Services had $45.6 million of total combined revenues. HN Employer Services had $0.7 million of income before income taxes for the ten months October 31, 2003. As of October 31, 2003, HN Employer Services had a combined total of $42.3 million in net equity, which we recovered through the sales proceeds. Prior to the sale, revenue from our employer services group subsidiaries was reported as part of other income in our consolidated statements of operations and therefore had no impact on our reportable segments’ results of operations.

Sale of Dental and Vision Subsidiaries

On October 31, 2003, we consummated the sale of our dental and vision subsidiaries, Health Net Dental and Health Net Vision to SafeGuard and, as a result, we no longer underwrite or administer stand-alone dental and vision products. However, we continue to make available private label Health Net branded dental products via our new strategic relationship with SafeGuard and continue to make available private label Health Net branded vision products via our new strategic relationship with EyeMed. In connection with the sale of Health Net Dental and Health Net Vision, we received approximately $14.8 million in cash. We also and paid $2.1 million in cash and transferred $2.1 million in liabilities to SafeHealth Life under the assumption reinsurance agreement. See “Segment Information – Health Plan Services Segment – Other Specialty Services and Products – Dental and Vision” for further information regarding the sale of Health Net Dental and Health Net Vision.

Withdrawal of Pennsylvania Health Plan

Effective September 30, 2003, we withdrew our commercial health plan from the commercial market in the Commonwealth of Pennsylvania. Coverage for our members enrolled in the Federal Employee Health Benefit Plan was discontinued on January 11, 2004, however, we intend to maintain our network of providers in Pennsylvania to service our New Jersey members. As of December 31, 2003, we had approximately 3,800 members enrolled in our commercial health plan in Pennsylvania.

Hospital Subsidiaries

In 1999, we sold our two hospital subsidiaries to Health Plus, Inc. As part of the sale, we received cash and a note for $12 million due on August 31, 2003 including any unpaid interest. Prior to August 31, 2003, we had established an $8.2 million allowance on the note. On August 31, 2003, Health Plus defaulted on the note and we increased the allowance on the note by $3.4 million. The note was fully reserved as of September 30, 2003. We are in the process of trying to restructure the note and are making continued efforts to collect all outstanding principal and interest due on the note. We have recorded the additional $3.4 million allowance in G&A expenses in our accompanying consolidated statements of operations for the year ended December 31, 2003.

Nurse Advice Line and Other Related Services Agreement

On August 6, 2003, we entered into an amendment to modify an existing ten-year agreement for a nurse advice line and other related services, which we entered into in December 1998 with an external third-party service provider. The effective date of the amendment April 1, 2003. The amendment changes the pricing schedule of this services agreement to a cost-per-call basis from the per member per month (“PMPM”) basis of the original agreement. The amendment also provides for the modification of the exclusivity provision under the original agreement. Under the terms of the amendment, exclusivity for the provision of nurse advice line and audio health information services is not granted to the external third-party service provider.

Pharmacy Benefit Services Agreement

Effective April 1, 2003, we amended our existing ten-year pharmacy benefit services agreement that we had entered into in 1999 with an external third-party service provider (the “Pharmacy Benefit Services Agreement”). The amendment provides for (1) the termination of certain service and performance provisions and the modification of certain other service and performance provisions of the Pharmacy Benefit Services Agreement, (2) our payment of approximately $11.5 million in May 2003 (the “Amendment Payment”) to the external third-party service provider, (3) our ability to terminate the Pharmacy Benefit Services Agreement on April 1, 2004, subject to certain termination provisions and (4) one year of consulting services (ending March 31, 2004) on specialty pharmacy strategic planning, benefit design strategy and e-prescribing services from the external third-party service provider for a fee of $5 million.

As part of the original 1999 transactions with this external third-party service provider, we sold our non-affiliate health plan pharmacy benefit management operations and received a warrant to acquire 800,000 shares of common stock (as adjusted for stock splits) of the external third-party service provider. In April 2003, we exercised the vested portion of the warrants (640,000 shares) and, following a 30-day holding period, sold the underlying common stock for a gain of approximately $11.5 million. We recorded the Amendment Payment as well as the gain realized on the sale of the underlying common stock in G&A expenses in May 2003. The remaining 160,000 shares are scheduled to vest on April 1, 2004.

In April 2003, we paid $2.9 million to this external third-party service provider for amounts previously accrued under another provision of the Pharmacy Benefit Services Agreement.

On September 2, 2003, we terminated the Pharmacy Benefit Services Agreement effective April 1, 2004. Concurrent with this termination, we entered into a new three-year agreement with this external third-party service provider for it to provide pharmacy claims processing services for all of our health plans beginning April 1, 2004. As a result of terminating the Pharmacy Benefit Services Agreement, on or about April 1, 2004, we will pay a termination fee equal to the gain realized on the exercise and sale of the remaining 160,000 shares of common stock of the external third-party service provider scheduled to vest on April 1, 2004. We have estimated the termination fee at $7.0 million as of December 31, 2003, an amount equal to the fair value of the remaining 160,000 shares exercisable under the warrant agreement. We recorded the termination fee as well as the estimated fair value of the remaining shares exercisable under the warrant agreement in G&A expenses as of December 31, 2003. We may terminate the new pharmacy claims processing services agreement prior to April 1, 2007, subject to certain termination provisions which include liquidated damages $3.6 million in the aggregate; provided that the liquidated damages are reduced by $100,000 per month through the termination date.

Stock Repurchase Program

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock under our stock repurchase program. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock under our stock repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of December 31, 2003, we had repurchased an aggregate of approximately 16.8 million shares of our Class A Common Stock under our stock repurchase program for aggregate consideration of approximately $453.3 million before taking into account exercise proceeds and tax benefits from the exercise of employee stock options. We repurchased approximately 10.1 million shares of common stock during the year ended December 31, 2003. During 2002, we received approximately $49 million in cash and recognized $18 million in tax benefits as a result of option exercises. During 2003, we received approximately $42 million in cash and recognized $15 million in tax benefits as a result of option exercises.

As a result of the $67 million (in 2002) and $57 million (in 2003) in realized and estimated benefits, our total authority under our stock repurchase program is estimated at $574 million based on the authorization we received from our Board of Directors to repurchase up to an aggregate of up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock.

Florida Operations

Effective August 1, 2001, we sold our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc. (the “Plan”), to Florida Health Plan Holdings II, L.L.C. In connection with the sale, we received $23 million in cash and approximately $26 million in a secured six-year note bearing 8% interest per annum for which we recorded a full reserve. We also sold the corporate facility building used by our Florida health plan to DGE Properties, LLC for $15 million, payable by a secured five-year note bearing 8% interest per annum.

Under the Stock Purchase Agreement that evidenced the sale (as amended, the “SPA”), we, through our subsidiary FH Assurance Company (“FHAC”), entered into a reinsurance agreement (the “Reinsurance Agreement”) with the Plan. Under the terms of the Reinsurance Agreement, FHAC will reimburse the Plan for certain medical and hospital expenses arising after the Florida health plan sale. The Reinsurance Agreement covers claims arising from all commercial and governmental health care contracts or other agreements in force as of July 31, 2001 and any renewals thereof up to 18 months after July 31, 2001. The Reinsurance Agreement provides that the Plan will be reimbursed for medical and hospital expenses relative to covered claims in excess of certain baseline medical loss ratios.

The maximum liability under the Reinsurance Agreement of $28 million was reported as part of loss on assets held for sale as of June 30, 2001, since this was our best estimate of our probable obligation under this arrangement. As the reinsured claims are submitted to FHAC, the liability is reduced by the amount of claims paid. As of December 31, 2003, we have paid out $24.8 million under this agreement.

The SPA included an indemnification obligation for all pending and threatened litigation as of the closing date and certain specific provider contract interpretation or settlement disputes. As of December 31, 2003, we had paid $5.7 million in settlements on certain indemnified items. At this time, we believe that the estimated liability related to the remaining indemnified obligations on any pending or threatened litigation and the specific provider contract disputes will not have a material impact on the financial condition, results of operations or liquidity of the Company.

The SPA provides for the following true-up adjustments that could result in an adjustment to the loss on the sale of the Plan:

•	A retrospective post-closing settlement of statutory equity based on subsequent adjustments to the closing balance sheet for the Plan.

•	A settlement of unpaid provider claims as of the closing date based on claim payments occurring during a one-year period after the closing date.

•	A settlement of the reinsured claims in excess of certain baseline medical loss ratios. In February 2004, we provided a final calculation of the loss on the claims to the Plan and, in connection therewith, paid additional amounts to the Plan with the effect that we have now paid our $28 million maximum liability as provided for under the Reinsurance Agreement.

The true-up process has not been finalized as to the post-closing settlement of statutory equity and the settlement of unpaid provider claims, and we do not have sufficient information regarding the true-up adjustments to assess probability or estimate any adjustment to the recorded loss on the sale of the Plan as of December 31, 2003.

Shareholder Rights Plan

On May 20, 1996, our Board of Directors declared a dividend distribution of one right (a “Right”) for each outstanding share of our Class A Common Stock and Class B Common Stock (collectively, the “Common Stock”), to stockholders of record at the close of business on July 31, 1996 (the “Record Date”). Our Board of Directors also authorized the issuance of one Right for each share of Common Stock issued after the Record Date and prior to the earliest of the “Distribution Date” the Rights separate from the Common Stock under the circumstances described below and in accordance with the provisions of the Rights Agreement, as defined below, the redemption of the Rights and the expiration of the Rights, and in certain other circumstances. Rights will attach to all Common Stock certificates representing shares then outstanding and no separate Rights certificates will be distributed. Subject to certain exceptions contained in the Rights Agreement dated as of June 1, 1996 by and between us and Harris Trust and Savings Bank, as Rights Agent (as amended on October 1, 1996 and May 3, 2001, the “Rights Agreement”), the Rights will separate from the Common Stock following any person, together with its affiliates and associates (an “Acquiring Person”), becoming the beneficial owner of 15% or more of the outstanding Class A Common Stock, the commencement of a tender or exchange offer that would result in any person, together with its affiliates and associates, becoming the beneficial owner of 15% or more of the outstanding Class A Common Stock or the determination by the Board of Directors that a person, together with its affiliates and associates, has become the beneficial owner of 10% or more of the Class A Common Stock and that such person is an “Adverse Person,” as defined in the Rights Agreement. The Rights Agreement provides that certain passive institutional investors that beneficially own less than 17.5% of the outstanding shares of our Class A Common Stock shall not be deemed to be Acquiring Persons.

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

Subject to certain exceptions contained in the Rights Agreement, in the event that any person shall become an Acquiring Person or be declared to be an Adverse Person, then the Rights will “flip-in” and entitle each holder of a Right, other than any Acquiring Person or Adverse Person, to purchase, upon exercise at the then-current exercise price of such Right, that number of shares of Class A Common Stock having a market value of two time such exercise price.

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

In May 2001, we appointed Computershare Investor Services, L.L.C. to serve as the Rights Agent under the Rights Agreement.

The foregoing summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is incorporated by reference in Exhibits 4.2, 4.3 and 4.4 to this Annual Report on Form 10-K.

Potential Divestitures

We continue to evaluate the profitability realized or likely to be realized by our existing businesses and operations. We are reviewing from a strategic standpoint which of such businesses or operations, if any, should be divested.

Risk Factors

This discussion and analysis and other portions of this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth below and the risks discussed in our other filings from time to time with the SEC.

We wish to caution readers that these factors, among others, could cause our actual financial or enrollment results to differ materially from those expressed in any projections, estimates or forward-looking statements relating to us. In addition, those factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors or other communications by us. You should not place undue reliance on any forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date thereof. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that arise after the date of this report.

Our profitability will depend, in part, on our ability to accurately predict health care costs.

A substantial majority of the revenue we receive is expended to pay the costs of health care services or supplies delivered to our members. The total health care costs we incur are affected by the number and type of individual services provided and the cost of each service. Our future profitability will depend in part on our ability to accurately predict health care costs and to control future health care costs through underwriting criteria, utilization management, product design and negotiation of favorable professional and hospital contracts. Changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups and numerous other factors affecting health care costs may adversely affect our ability to predict and control health care costs as well as our financial condition, results of operations or cash flows. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs or limit our ability to negotiate favorable rates.

The managed health care industry is labor intensive and its profit margin is low. As such, it is especially sensitive to inflation. Health care industry costs have been rising annually at rates higher than the rate of increase of the Consumer Price Index. Increases in medical expenses or contracted medical rates without corresponding increases in premiums could have a material adverse effect on us.

We face competitive pressure to contain premium prices.

In addition to the challenge of controlling health care costs, we face competitive pressure to contain premium prices. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. Our premium revenue is set in advance of the actual delivery of services, and in certain circumstances before contracting with providers, and the related pricing of the services rendered by these providers. While we attempt to take into account our estimate of expected health care costs over the premium period in setting the premiums we charge, factors such as competition, regulations and other circumstances may limit our ability to fully base premiums on estimated costs. In addition, many factors may and often do cause actual health care costs to exceed those costs estimated and reflected in premiums. These factors may include increased utilization of services, increased cost of individual services, catastrophes, epidemics, seasonality, new mandated benefits or other regulatory changes, and insured population characteristics. Our financial condition or results of operations could be adversely affected by significant premium decreases by our major competitors or by limitations on our ability to increase or maintain our premium levels.

Our inability to estimate and maintain adequate reserves for claims may adversely affect our business, financial condition and results of operations.

Our reserves for claims are estimates of future costs based on various assumptions. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicious administration of claims, medical costs and other factors. Included in the reserves for claims are estimates for the costs of services which have been incurred but not reported. These estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations. Given the uncertainties inherent in such estimates, the actual liability could differ significantly from the amounts reserved. Moreover, if the assumptions on which the estimates are based prove to be incorrect and reserves are inadequate to cover our actual claim costs, our business, financial condition and results of operations could be adversely affected.

We may experience losses as a result of the regional concentration of our business.

Our business operations are concentrated in the Northeast (in the states of Connecticut, New York and New Jersey) and in the states of California, Arizona and Oregon. Due to this concentration in a small number of states, we are exposed to a potential deterioration in our financial results resulting from the risk of a significant economic downturn in these states. If economic conditions in these states significantly deteriorate, we may experience a reduction in existing and new business, which may have a material adverse effect on our business, financial condition and results of operations. In addition, if any one of our health plans experiences significant losses, our consolidated results of operations may be materially and adversely affected. For example, our New Jersey health plan is currently experiencing hospital cost trends significantly higher than the trends we estimated when we established premiums and potentially higher than those of its competitors. These higher hospital cost trends have caused a deterioration in margins and we may not be able to offset this issue with adequate future premium increases. The deterioration in margins in New Jersey has, and may continue to have, an adverse effect on our business, financial condition and results of operations. A similar deterioration in margins in any one of the other small number of states we operate in could also have an adverse effect on our financial condition and results of operations. For additional information regarding the challenges we face in the Northeast and, in particular, New Jersey, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Operating Highlights and Outlook for 2004.”

If we are unable to forecast and manage hospital and pharmaceutical costs, our revenues could decline and our results of operations could be adversely affected.

One of the fastest increasing categories of our health care costs are the costs of hospital based products and services. Thus, in addition to the circumstances and factors that may limit our ability to fully base premiums on estimated costs, our HMOs face an even higher risk with hospital expenses that could have a material adverse effect. Factors underlying the increase in hospital costs include, but are not limited to, the underfunding of public programs, such as Medicaid and Medicare, growing rates of uninsured individuals, new technology, state initiated mandates, alleged abuse of hospital chargemasters, an aging population and, under certain circumstances, relatively low levels of hospital competition. Significant consolidation of hospital providers in certain markets in which we operate may continue to limit our ability to negotiate favorable rates for hospital services.

Another significant category of our health care costs are costs of pharmaceutical products and services. Although pharmaceutical costs have not been increasing at the level of hospital costs, evolving regulation may impact the ability of our HMOs to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, the price of drugs, utilization of new and existing drugs and changes in discounts. The inability to forecast and manage these costs could have an adverse effect on our financial condition and results of operations.

Proposed federal and state legislation affecting the managed health care industry could have an adverse effect on our operations.

There are frequently legislative proposals before the United States Congress and state legislatures which, if enacted, could materially affect the managed health care industry and the regulatory environment. Recent financial difficulties of certain health care service providers and plans and/or continued publicity of the health care industry could alter or increase legislative consideration of these or additional proposals. These proposals include federal and state “patients’ bill of rights” legislation and other initiatives which, if enacted, could have significant adverse effects on our operations, including subjecting us to additional litigation risk and regulatory compliance costs. Such measures propose, among other things, to:

•	expand health plan exposure to tort and other liability under federal and/or state law, including for coverage determinations, provider malpractice and care decisions;

•	restrict a health plan’s ability to limit coverage to medically necessary care;

•	require third party review of certain care decisions;

•	expedite or modify grievance and appeals procedures;

•	restrict the ability of health plans to share or shift the cost of health care services to providers or members;

•	reduce the reimbursement or payment levels for services provided under government programs such as Medicare or Medicaid;

•	enhance the providers’ rights of timely payment and access to appeal processes;

•	mandate certain benefits and services that could increase costs; and

•	restrict a health plan’s ability to select and/or terminate providers.

We cannot predict the outcome of any of these legislative proposals nor the extent to which we may be affected by the enactment of any such legislation. Legislation or regulation which causes us to change our current manner of operation or increases our exposure to liability could have a material adverse effect on our results of operations, financial condition and ability to compete.

Our businesses are highly regulated.

Our business is subject to extensive federal and state laws and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements and periodic examinations by governmental agencies. These laws and regulations are generally intended to benefit and protect providers and health plan members rather than stockholders of managed health care companies such as Health Net. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. Existing or future laws and rules could force us to change how we do business and may restrict our revenue and/or enrollment growth, and/or increase its health care and administrative costs, and/or increase our exposure to liability with respect to members, providers or others. In particular, our HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates, and approval of policy language and benefits. Although these regulations have not significantly impeded the growth of our business to date, there can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses or that regulatory changes will not have a material adverse effect on our business. Delays in obtaining or failure to obtain or maintain governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or the number of our members, increase costs or adversely affect our ability to bring new products to market as forecasted.

In December 2000, the Department of Health and Human Services promulgated regulations under HIPAA related to the privacy and security of electronically transmitted PHI. The regulations require health plans, clearinghouses and providers to (a) comply with various requirements and restrictions related to the use, storage and disclosure of PHI, (b) adopt rigorous internal procedures to safeguard PHI and (c) enter into specific written agreements with business associates to whom PHI is disclosed. The regulations also establish significant criminal penalties and civil sanctions for non-compliance. In addition, the regulations could expose us to additional liability for, among other things, violations of the regulations by our business associates. States may enact laws imposing privacy standards that differ from and/or are more strict than those imposed under HIPAA. The states’ ability to promulgate stricter rules, and uncertainty regarding many aspects of the regulations, make compliance with the relatively new regulatory landscape difficult. We spent approximately $6.7 million in 2003 and expect to spend approximately $1.6 million in 2004 on HIPAA related expenses. However, certain regulations under HIPAA have yet to be finalized and there is a risk that we may be required to spend additional amounts in the future in order to comply with these regulations, which amounts, depending on the outcome of the regulations, may or may not be significant. If we were to incur significant additional cost in order to comply with these regulations, it could have a material adverse impact on our business and results of operations.

A significant portion of our revenue is derived from Medicare. Recently enacted Medicare reform legislation is complex and wide-ranging and changes to the current operation of our Medicare services could have a material adverse effect on our results of operations. It has recently been reported that the costs of the MMA may substantially exceed original estimates. If the MMA is rescinded or amended, our ability to maintain our current level of revenue from our Medicare business or to add additional Medicare revenue could be materially and adversely affected. We expect that the MMA will be implemented by the enactment of regulations which could address, among other things, the competitive bidding process to be implemented for Medicare private market plans in 2005 and 2006, and the characteristics of private market products under the MMA. If regulations under the MMA result in increased costs or complexities for the operation of our Medicare program, then our current Medicare program business could be materially and adversely affected and we may not be able to realize any return on our investments made to capitalize on opportunities presented by the MMA. See “Government Regulation – Federal Regulations – Medicare Legislation” for additional information regarding the MMA.

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

A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition and results of operations.

Approximately 40% of our revenues relate to federal, state and local government health care coverage programs, such as Medicare, Medicaid and TRICARE. Under government-funded health programs, the government payor typically determines premium and reimbursement levels. If the government payor reduces premium or reimbursement levels or increases them by less than our costs increase, and we are unable to make offsetting adjustments through supplemental premiums and changes in benefit plans, we could be adversely affected. Contracts under these programs are generally subject to frequent change, including changes which may reduce the number of persons enrolled or eligible, reduce the revenue received by us or increase our administrative or health care costs under such programs. Changes of this nature could have a material adverse effect on our business. Changes to government health care coverage programs in the future may also affect our willingness to participate in these programs.

States periodically consider reducing or reallocating the amount of money they spend for Medicaid. Currently, many states are experiencing budget deficits, and some states, including California, have begun to reduce, or have proposed reductions in, payments to Medicaid managed care providers. Any significant reduction in payments received in connection with Medicaid could adversely affect our business.

The amount of government receivables set forth in our consolidated financial statements represents our best estimate of the government’s liability under TRICARE and other federal government contracts. In general, government receivables are estimates and subject to government audit and negotiation. In addition, inherent in government contracts are an uncertainty of and vulnerability to government disagreements. Final amounts we actually receive under government contracts may be significantly greater or less than the amounts we recognize.

There are risks associated with our new TRICARE contract for the North Region.

On August 21, 2003, the Department of Defense announced that our wholly-owned subsidiary, HNFS, was awarded the new TRICARE contract for the North Region. See “Segment Information – Government Contracts Segment – TRICARE” for additional information regarding the new contract for the North Region. Shortly after we were awarded the contract, Sierra Military Health Services, Inc. (“Sierra”) and Aetna Government Health Plans (“Aetna”) filed protests with the United States General Accounting Office (the “GAO”) of the award of the North Region contract. The GAO denied Sierra and Aetna’s protests on December 5, 2003. In March 2004, we entered into an agreement with Sierra for the purchase of certain assets related to its provider network and regional TRICARE service center operations. In connection with that agreement, Sierra agreed to end its formal protest of the North Region contract award. Aetna, however, has the ability to continue to protest the award by filing a protest with the United States Court of Federal Claims (“U.S. Federal Claims Court”). As of the filing date of this report, Aetna had not filed a protest with the U.S. Federal Claims Court, but there can be no assurance that it will not file a protest in the future. In the event Aetna files a protest with the U.S. Federal Claims Court and the Court rescinded the award of the North Region contract to us, it could have a material adverse effect on our business, financial condition and results of operations.

We are proceeding, at the Government’s direction, with the transition to the new contract. There are risks associated with the transition out of our expiring contracts, as well as the transition in to the new contract. Under the terms of our expiring contracts, we are required to retain adequate staff to perform contract tasks (including phase-out tasks). We have offered a severance benefit to HNFS employees who will lose their jobs as a result of the transition out of our expiring contracts as an incentive for them to remain in their jobs under the expiring contracts for as long as they are needed. If HNFS is unable to retain adequate staff to maintain compliance under the expiring contracts, it will be required to pay certain penalties under the expiring contracts. If HNFS incurs significant penalties under the expiring contracts, it could have an adverse effect on our financial condition and results of operations. In addition, if the government does not reimburse HNFS for all of the severance costs it incurs in connection with the retention of these employees, our business could be adversely affected.

We may also incur financial penalties under our new contract for the North Region if we are unable to hire and train adequate staff within the time periods required under the new contract or if we are unable to develop and establish an adequate provider network for the new contract. If we incur significant financial penalties under the new contract, our business, financial condition and results of operations could be adversely affected.

If we are unable to maintain good relations with the physicians, hospitals and other providers that we contract with, our profitability could be adversely affected.

We contract with physicians, hospitals and other providers as a means to assure access to health care services for our members, to manage health care costs and utilization and to better monitor the quality of care being delivered. In any particular market, providers could refuse to contract with us, demand higher payments or take other actions which could result in higher health care costs, less desirable products for customers and members, disruption to provider access for current members or to support growth, or difficulty in meeting regulatory or accreditation requirements.

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

We contract with professional providers in California and Connecticut primarily through capitation fee arrangements. Our Connecticut HMO has a capitation contract with the Connecticut Medical Society IPA, however, all administration, referral authorization and claims administration is performed by our Connecticut health plan. We also use capitation fee arrangements in areas other than California and Connecticut, but to a lesser extent. Under a capitation fee arrangement, we pay a provider group a fixed amount per member on a regular basis and the provider group accepts the risk of the frequency and cost of member utilization of professional services. Provider groups that enter into capitation fee arrangements generally contract with specialists and other secondary providers, and may contract with primary care physicians, to provide services. The inability of provider groups to properly manage costs under capitation arrangements can result in their financial instability and the termination of their relationship with us. A provider group’s financial instability or failure to pay secondary providers for services rendered could lead secondary providers to demand payment from us, even though we have made our regular capitated payments to the provider group. Depending on state law, we could be liable for such claims. In Connecticut, we provide reinsurance to the Connecticut Medical Society IPA, effectively assuming all risk for costs exceeding the capitation payment. In California, the liability of our HMO subsidiaries for unpaid provider claims has not been definitively settled. There can be no assurance that our subsidiaries will not be liable for unpaid provider claims. There can also be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with secondary providers, the failure of any of which could have an adverse effect on the provision of services to members and our operations.

Provider groups and hospitals have in certain situations commenced litigation and/or arbitration proceedings against us to recover amounts they allege to be underpayments due to them under their contracts with us. We believe that provider groups and hospitals have become increasingly sophisticated in their review of claim payments and contractual terms in an effort to maximize their payments from us and have increased their use of outside professionals, including accounting firms and attorneys, in these efforts. These efforts and the litigation and arbitration that results from them could have a material adverse effect on our financial condition.

Our forecasts and other forward-looking statements are based on a variety of assumptions that are subject to significant uncertainties. Our performance may not be consistent with these forecasts and forward-looking statements.

From time to time in press releases and otherwise, we may publish forecasts or other forward-looking statements regarding our future results, including estimated revenues, net earnings and other operating and financial metrics. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous risks and other factors, including those described in this Annual Report on Form 10-K, many of which are beyond our control. As a result, we cannot assure that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire publicly available mix of historical and forward-looking information, as well as other available information affecting us and our services, when evaluating our prospective results of operations.

The markets in which we do business are highly competitive and our inability to effectively compete could have a material adverse effect on our business, results of operation and financial condition.

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

We face risks related to litigation, which, if resolved unfavorably, could result in substantial monetary damages.

We are subject to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including for securities fraud, and intellectual property related litigation. In addition, we incur and likely will continue to incur potential liability for claims particularly related to our business, such as failure to pay for or provide health care, poor outcomes for care delivered or arranged, provider disputes, including disputes over withheld compensation, and claims related to self-funded business. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against various managed care organizations, including us. In some of the cases pending against us, substantial non-economic or punitive damages are being sought. While we currently have insurance coverage for some of these potential liabilities, others (such as punitive damages), may not be covered by insurance, the insurers may dispute coverage or the amount of insurance may not be sufficient to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future or the deductible on any such insurance coverage could be set at a level which would result in us effectively self insuring cases against us. The deductible on our errors and omissions (“E&O”) insurance has reached such level. Given the amount of the deductible, the only cases which would be covered by our E&O insurance are those involving catastrophic claims. We cannot predict the outcome of any lawsuit with certainty, and we are incurring expenses in the defense of these matters. In addition, recent court decisions and legislative activity may increase our exposure for any of these types of claims. Although we have established reserves for litigation costs, we cannot assure you that our recorded reserves are adequate to cover such costs. Therefore, these legal actions could have a material adverse effect on our financial condition or results of operations and could prompt us to change our operating procedures.

If we are unable to obtain adequate financing, our financial condition and results of operations could be materially and adversely affected.

Our indebtedness includes:

•	$400 million in unsecured 8 3/8% senior notes due 2011. In February 2004, we entered into an interest rate swap on the outstanding principal balance of our senior notes, for the purpose of hedging the fair value of our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our senior notes and the interest rate swap;

•	a $525 million five-year revolving credit and competitive advance facility that expires in June 2006; and

•	a $175 million 364-day revolving credit facility that expires in June 2004.

As of December 31, 2003, no amounts were outstanding under our credit facilities. We are currently considering our financing alternatives, including renewing or terming out the 364-day credit facility, obtaining a new credit facility and pursuing a public debt offering. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information regarding our credit facilities. Our ability to obtain any financing, whether through renewal of our existing credit facilities, obtaining a new credit facility, issuing public debt or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. There can be no assurance that we will be able to renew our current credit facilities prior to their expiration, or obtain a new credit facility, on terms similar to those of our current credit facilities or on more favorable terms, if at all, or initiate and complete a public debt offering or otherwise obtain financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements.

Negative publicity regarding the managed health care industry could adversely affect our ability to market and sell our products and services.

Managed health care companies have received and continue to receive negative publicity reflecting the public perception of the industry. The managed health care industry has also recently experienced significant merger and acquisition activity, giving rise to speculation and uncertainty regarding the status of companies in our industry. Our marketing efforts may be affected by the amount of negative publicity to which the managed health care industry has been subject, as well as by speculation and uncertainty relating to merger and acquisition activity among companies in our industry. Speculation, uncertainty or negative publicity about us, our industry or our lines of business could adversely affect our ability to market and sell our products or services, require changes to our products or services, or stimulate additional legislation, regulation, review of industry practices or private litigation that could adversely affect us.

The failure to effectively maintain our management information systems could adversely affect our business.

Our business depends significantly on effective information systems. The information gathered and processed by our management information systems assists us in, among other things, pricing our services, monitoring utilization and other cost factors, processing provider claims, billing our customers on a timely basis and identifying accounts for collection. Our customers and providers also depend upon our information systems for membership verification, claims status and other information. We have many different information systems for our various businesses and these systems require continual maintenance, upgrading and enhancement to meet our operational needs. Moreover, our merger, acquisition and divestiture activity requires frequent transitions to or from, and the integration of, various information management systems. We are in the process of consolidating a significant number of our core and surround systems as part of our Health Net One systems consolidation project. See “Additional Information Concerning Our Business – Health Net One Systems Consolidation Project” for information regarding this consolidation project. We believe that by consolidating our systems into one common nationwide set, we will gain operational and cost efficiencies. Any difficulty or delay associated with the transition to or from information systems, any inability or failure to properly maintain management information systems, or any inability or failure to successfully update or expand processing capability or develop new capabilities to meet our business needs, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers, disputes with customers and providers, regulatory problems, significant increases in administrative expenses and/or other adverse consequences. In addition, we may, from time-to-time, obtain significant portions of our systems-related or other services or facilities from independent third parties which may make our operations vulnerable to adverse effects if such third parties fail to perform adequately.

If we are unable to manage our general and administrative expenses, our business, results of operations and financial condition could be harmed.

The level of our administrative expenses is a partial determinant of our profitability and administrative expense increases are difficult to predict. While we attempt to effectively manage such expenses, including through the development of online functionalities and other projects designed to create administrative efficiencies (such as the Health Net One systems consolidation project), increases in staff- related and other administrative expenses may occur from time to time due to business or product start-ups or expansions, growth, membership declines or changes in business, difficulties or delays in projects designed to create administrative efficiencies, acquisitions, reliance on outsourced services, regulatory requirements, including compliance with HIPAA regulations, or other reasons. In 2001, we initiated a formal plan (the “2001 Plan”) to reduce operating and administrative expenses for all of our business units. In connection with the 2001 Plan, we, among other things, consolidated certain administrative, financial and technology functions and reduced staff throughout the enterprise. If we experience significant increases in our general and administrative expenses in the future we may be required to consider taking actions similar to those taken in connection with the 2001 Plan. If we are unable to manage our general and administrative expenses, our business, financial condition and results of operations could be harmed.

We depend, in part, on independent sales agents to market our products and services and face intense competition for their services and allegiance.

We market our products and services both through sales people employed by us and through independent sales agents. Independent sales agents typically do not work with us on an exclusive basis and may market health care products and services of our competitors. We face intense competition for the services and allegiance of independent sales agents and we cannot assure you that these agents will continue to market our products at a reasonable cost. Although we have a number of sales employees and agents, if key sales employees or agents or a large subset of these individuals were to leave us, our ability to retain existing customers and members could be impaired.

The market price of our common stock is volatile.

The market price of our common stock is subject to volatility. In 2003, the HMO Index, an index comprised of 12 managed care organizations, recorded a 68% rise in its value, while the value of Health Net’s stock rose by approximately 24%. There can be no assurance that our common stock will trade at a pace equivalent to this index or to the Standard & Poors’ 400 Mid-Cap Index of which Health Net common stock is also a component. The market prices of our common stock and the securities of certain other publicly-traded companies in our industry have shown volatility and sensitivity in response to many factors, including public communications regarding managed care, legislative or regulatory actions, litigation or threatened litigation, health care cost trends, pricing trends, competition, earning or membership reports of particular industry participants, and acquisition activity. There can be no assurances regarding the level or stability of our share price at any time or the impact of these or any other factors on our stock price.

If we are unable to achieve greater profitability or strengthen our core operations as a result of the divestiture of non-core assets, our business, financial conditions and results of operations could be materially and adversely affected.

In 1999, we substantially completed a program to divest certain non-core assets. There can be no assurance that, having divested such non-core operations, we will be able to achieve greater profitability, strengthen our core operations or compete more effectively in our existing markets. We continue to evaluate the profitability realized or likely to be realized by our existing businesses and operations, and we are reviewing from a strategic standpoint which, if any, of our businesses or operations should be divested. Entering into, evaluating or consummating divestiture transactions may entail risks and uncertainties in addition to those which may result from the divestiture-related change in our business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges, or post-transaction administrative costs or could otherwise have a material adverse effect on our business, financial condition or results of operations.

Our ability to retain certain existing customers and secure business from certain potential customers may be impaired if we do not obtain or maintain our accreditation with certain private and governmental accreditation agencies.

We pursue accreditation for certain of our health plans from the NCQA, JCAHO and URAC, each of which are independent, non-profit organizations that review and accredit HMOs. Certain of our customers or potential customers consider necessary or important the rating, accreditation or certification of us and our subsidiaries by the NCQA, JCAHO, URAC and various other private or governmental bodies or rating agencies. Certain of our health plans or other business units may not have obtained or may not desire or be able to obtain or maintain the rating, accreditation or certification these customers or potential customers desire, which could adversely affect our ability to obtain or retain business.

Our operating results may be adversely affected if we are unable to manage our growth.

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

Natural disasters, including earthquakes, fires and floods, could severely damage or interrupt our systems and operations and result in a material adverse effect on our business, financial condition and results of operations.

Natural disasters such as fire, flood, earthquake, tornado, power loss, virus, telecommunications failure, break-in or similar event could severely damage or interrupt our systems and operations, result in loss of data, and/or delay or impair our ability to service our members and providers. We have in place a disaster recovery plan which is intended to provide us with the ability to maintain fully redundant systems for our operations in the event of a natural disaster utilizing various alternate sites provided by a national disaster recovery vendor. However, there can be no assurance that such adverse effects will not occur in the event of a disaster. We have encountered certain issues in connection with the implementation of our disaster recovery plan. We are in the process of addressing those issues, however, there can be no assurance that our disaster recovery plan will prevent damage or interruption of our systems and operations if a natural disaster were to occur either before or after those issues are resolved. Any such disaster or similar event could have a material adverse effect on our business, financial condition and results of operations.

Terrorist and other malicious activity could cause us to incur unexpected health care and other costs.

We have updated our procedures for dealing with potential terrorist-related activity such as the September 11, 2001 attacks, the anthrax cases in 2001 and potential future events involving malicious activity. Even with such updated procedures, there can be no assurance that future acts of terrorism or other malicious activity will not occur or that such events will not materially or negatively affect us, including through adverse effects on general economic conditions, industry- and company-specific economic conditions, the price and availability of products or services, the availability or morale of employees, our operations and/or our facilities, or the demand for our products and services.

Item 2.	Properties.

We lease office space for our principal executive offices in Woodland Hills, California and our offices in Rancho Cordova, California. Our executive offices, comprising approximately 115,448 square feet, are occupied under a lease that was recently renewed with new terms and conditions. As part of the lease renewal, we amended our existing lease, which was scheduled to expire on December 31, 2004, and entered into a new lease with a ten year term. The new lease commences January 1, 2005 and expires December 31, 2015. A significant portion of our California HMO operations are also housed in Woodland Hills, in a separate 333,954 square foot leased facility. This new two-building facility was occupied at the end of 2001, under a lease that expires December 31, 2011. Combined rent for our Woodland Hills facilities was approximately $13.0 million in 2003.

We also lease an aggregate of approximately 452,048 square feet of office space in Rancho Cordova, California for certain Health Plan Services and Government Contract operations. Our aggregate rent obligations under these leases were approximately $7.3 million in 2003. These leases expire at various dates. We also lease a total of approximately 100,012 square feet of office space in San Rafael and Pointe Richmond, California for certain specialty services operations.

In addition to the office space referenced above, we lease approximately 83 sites in 23 states, totaling roughly 915,000 square feet of space.

We also own facilities comprising, in the aggregate, approximately 523,195 square feet of space. These facilities include operations or headquarters for our health plan subsidiaries in Arizona and Connecticut, respectively, as well as a data center facility in Rancho Cordova, California.

We believe that our ownership and rental costs are consistent with those associated with similar space in the applicable local areas. Our properties are well maintained, adequately meet our needs and are being utilized for their intended purposes.

Item 3.	Legal Proceedings.

Superior National Insurance Group, Inc.

We and our former wholly-owned subsidiary, Foundation Health Corporation (“FHC”), which merged into Health Net, Inc. in January 2001, were named in an adversary proceeding, Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc. (“M&R”), filed on April 28, 2000, in the United States Bankruptcy Court for the Central District of California, case number SV00-14099GM. The lawsuit relates to the 1998 sale of Business Insurance Group, Inc. (“BIG”), a holding company of workers’ compensation insurance companies operating primarily in California, by FHC to Superior National Insurance Group, Inc. (“Superior”).

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

On October 22, 2003, we entered into an agreement with SNTL Litigation Trust, successor-in-interest to Superior, to settle all outstanding claims under the Superior National Insurance Group, Inc. v. Foundation Health Corporation, et. al. litigation. As part of the settlement agreement, we agreed to pay the SNTL Litigation Trust $137 million and receive a release of all of the SNTL Litigation Trust’s claims against us.

However, following the announcement of the settlement, we learned that, on or about October 28, 2003, Capital Z Financial Services Fund II, L.P. and certain related parties (referred to collectively as “Cap Z”) had filed suit against us in the Supreme Court of the State of New York, County of New York (case index number 03 603375), asserting claims arising out of the same BIG transaction that is the subject of the settlement agreement with the SNTL Litigation Trust. Cap Z previously had participated as a creditor in the Superior bankruptcy and is a beneficiary of the SNTL Litigation Trust. The Cap Z complaint alleges at least $250 million in damages and seeks unspecified punitive damages and the costs of the action, including attorneys’ fees. Following the commencement of the Cap Z proceeding, we and the SNTL Litigation Trust entered into a revised settlement agreement to, among other things, require the Trust to obtain bankruptcy court approval of the revised settlement agreement and reduce the amount payable to the SNTL Litigation Trust to $132 million. Our agreement to enter into the revised settlement agreement is consistent with our willingness at the time the settlement agreement was entered into, as a matter of business judgment, to settle Cap Z’s lawsuit for an amount equal to the $5 million reduction from the original settlement agreement with the SNTL Litigation Trust. Our willingness to settle the matter is dependent on the status of the Cap Z litigation and Cap Z has not expressed an interest in settling the matter for an amount that we believe to be reasonable. As more fully described below, there are various procedural motions pending in the Cap Z lawsuit that we expect to be ruled upon in early- to mid-2004. We will reassess our position after such rulings. The Bankruptcy Court approved the revised settlement agreement on December 29, 2003. Following that approval, District Court action brought by Superior was dismissed with prejudice on December 31, 2003. Cap Z has appealed the District Court’s order approving the settlement. We are not a party to that appeal.

Cap Z’s complaint alleges that we made certain misrepresentations and/or omissions, relating to the sufficiency of BIG’s reserves, the nature of its internal financial condition (including its accounts receivable) and the status of certain of its “captive” insurance programs. Cap Z claims that in reliance thereon it voted its shares in favor of the BIG acquisition and provided financing to Superior for that transaction. Cap Z alleges at least $250 million in damages and seeks unspecified punitive damages and the costs of the action, including attorney’s fees. We removed the action from New York state court to the District Court for the Southern District of New York. Presently before that court is Cap Z’s motion to remand the action to state court and our motion to dismiss the action. No hearing date for those motions has been scheduled. We intend to defend ourselves vigorously against Cap Z’s claims. Based on the information we have to date, we believe that the final outcome of this case would not have a material adverse effect upon our liquidity, results of operations or financial condition; however, our belief regarding the likely outcome could change in the future and an unfavorable outcome could have a material adverse effect upon our liquidity, results of operations or financial condition.

FPA Medical Management, Inc.

Since May 1998, several complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. (“FPA”) at various times between February 3, 1997 and May 15, 1998. The complaints name as defendants FPA, certain of FPA’s auditors, us and certain of our former officers, and were filed in the following courts: United States District Court for the Southern District of California; United States Bankruptcy Court for the District of Delaware; and California Superior Court in the County of San Diego. The complaints allege that we and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between us and FPA, about FPA’s business and about our 1997 sale of FPA common stock held by us. All claims against our former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. In early 2000, we filed a motion to dismiss all claims asserted against us in the consolidated federal class actions but have not formally responded to the other complaints. That motion was withdrawn without prejudice and the cases were settled without calling for any payment from us or our insurer. The United States District Court for the Southern District of California granted final approval to the settlement on October 14, 2003.

In July 1998, FPA and its corporate affiliates filed petitions in the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court) seeking protection from their creditors under Title 11 of the U.S. Code. In 2000, we were served with an adversary complaint filed in the Bankruptcy Court by Joseph Pardo, Trustee of The FPA Creditor Trust established under FPA’s Chapter 11 Plan of Reorganization (Trustee) in connection with certain transactions between us and FPA entered into between 1996 and 1998. In January 2004, we and the Trustee reached a global settlement of all claims and disputes between us, subject to final Bankruptcy Court approval. The agreement provides that we will make a one-time settlement payment of $800,000 to the Trustee in exchange for full and complete releases of all known or unknown claims that the Trustee or the FPA Debtors might now hold against us or any of our affiliates, as well as a dismissal with prejudice of the Trustee’s adversary action. We expect that the Bankruptcy Court will issue its order approving the settlement during the first calendar quarter of 2004. Once final Bankruptcy Court approval of the settlement is obtained and the settlement agreement is performed, this matter will be fully and completely resolved.

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

On September 19, 2003, the Court dismissed the fourth and final subscriber track action involving us, The State of Connecticut v. Physicians Health Services of Connecticut, Inc. (filed in the District of Connecticut on September 7, 2000), on grounds that the State of Connecticut lacks standing to bring the ERISA claims asserted in the complaint. That same day, the Court ordered that the subscriber track is closed “in light of the dismissal of all cases in the Subscriber Track.” The State of Connecticut has appealed the dismissal order to the Eleventh Circuit Court of Appeals.

Provider Track

The provider track includes the following actions involving us: Shane v. Humana, Inc., et al. (including Health Net, Inc.) (filed in the Southern District of Florida on August 17, 2000 as an amendment to a suit filed in the Western District of Kentucky), California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. (filed in the Northern District of California in May 2000), Klay v. Prudential Ins. Co. of America, et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on February 22, 2001 as an amendment to a case filed in the Northern District of California), Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Lynch v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Sutter v. Health Net of the Northeast, Inc. (D. N.J.) (filed in New Jersey state court on April 26, 2002), Medical Society of New Jersey v. Health Net, Inc., et al., (D. N.J.) (filed in New Jersey state court on May 8, 2002), Knecht v. Cigna, et al. (including Health Net, Inc.) (filed in the District of Oregon in May 2003) and Solomon v. Cigna, et. Al. (including Health Net, Inc.) (filed in the Southern District of Florida on October 17, 2003).

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

On September 26, 2002, the Court granted plaintiffs’ motion for class certification and granted plaintiffs’ request for leave to amend their complaint. The new complaint adds another managed care company as a defendant, adds the Florida Medical Society and the Louisiana Medical Society as plaintiffs, withdraws Dennis Breen as a named plaintiff, and adds claims under the New Jersey Consumer Fraud Act and the Connecticut Unfair Trade Practices Act against defendants other than Health Net. The court has referred the case to mediation and has entered a scheduling order with a trial date set for September 2004. Discovery is ongoing in the case.

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

On September 15, 2003, the District Court entered an order in the lead action granting in part and denying in part the defendants’ motions to compel arbitration. In this order, the Court ruled that certain claims must be arbitrated and that others may proceed in court. The defendants, including Health Net, have appealed to the Eleventh Circuit portions of the Court’s order denying their motions to compel arbitration.

On December 8, 2003, the Court entered an order granting in part and denying in part defendants’ joint motion to dismiss the Shane complaint. The Court dismissed plaintiffs’ causes of action under ERISA and certain state law claims but refused to dismiss plaintiffs’ other causes of action, including those under RICO. We filed our answer and affirmative defenses on December 22, 2003.

On January 15, 2004, the Court issued an order granting defendants’ motion for a suggestion of remand and informing the MDL Panel that pretrial proceedings shall be completed and the MDL Panel may remand the lead provider track case on or before August 17, 2004. The MDL Panel will hear this matter on March 23, 2004, and will decide whether to remand the lead provider track case and to what court it should be remanded.

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

The CSMS case was originally brought in Connecticut state court against Physicians Health Services of Connecticut, Inc. (PHS-CT) alleging violations of the Connecticut Unfair Trade Practices Act. The complaint alleges that PHS-CT engaged in conduct that was designed to delay, deny, impede and reduce lawful reimbursement to physicians who rendered medically necessary health care services to PHS-CT health plan members. The complaint, which is similar to others filed against us and other managed care companies, seeks declaratory and injunctive relief. On March 13, 2001, PHS-CT removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the federal District Court of Connecticut consolidated this action and Lynch v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint. In August 2003, the MDL 1334 Court denied without prejudice the plaintiff’s motion to remand.

The Lynch case was also originally filed in Connecticut state court. This case was brought by J. Kevin Lynch, M.D. and Karen Laugel, M.D. purportedly on behalf of physician members of the Connecticut State Medical Society who provide health care services to PHS-CT health plan members pursuant to provider service contracts. The complaint alleges that PHS-CT engaged in improper, unfair and deceptive practices by denying, impeding and/or delaying lawful reimbursement to physicians. The complaint seeks declaratory and injunctive relief and damages. On March 13, 2001, PHS-CT removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the case was consolidated as described above. PHS-CT has not yet responded to the complaint. On July 24, 2003, PHS-CT moved to compel to arbitration the claims of plaintiffs Lynch and Laugel. In August 2003, the MDL 1334 Court denied without prejudice plaintiffs’ motion to remand.

On April 26, 2002, plaintiff John Ivan Sutter, M.D., P.A. filed an amended complaint in New Jersey state court joining Health Net of the Northeast, Inc. (Health Net of the Northeast), a subsidiary of ours, in an action originally brought against Horizon Blue Cross Blue Shield of New Jersey, Inc., CIGNA Healthcare of New Jersey, Inc. and CIGNA Corp, United Healthcare of New Jersey, Inc. and United Healthcare Insurance Company and Oxford Health Plans, Inc. The complaint seeks certification of a statewide class of health care providers who render or have rendered services to patients who are members of healthcare plans sponsored by the defendants.

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

The Solomon case was filed on October 17, 2003 in the United States District for the Southern District of Florida (and has been transferred to MDL 1334) against us and several other managed care organizations by two individual podiatrists, three podiatric associations and a chiropractic association. The plaintiffs have brought this action on their own behalf and putatively on behalf of a nationwide class of similarly situated health care providers. The plaintiffs allege that each defendant has been engaged in a “common scheme” to deny, delay, and diminish payments due to health care providers. Plaintiffs contend that the defendants’ alleged practices constitute RICO, ERISA, and state prompt pay violations, and give rise to common law claims, including breach of contract and constructive contract/unjust enrichment. Plaintiffs seek unspecified treble damages, declaratory and injunctive relief and attorneys’ fees.

On January 20, 2004, a suit, Ashton v. Health Net, Inc., et. al., was filed in the Southern District of Florida against us and several other managed care organizations by a podiatrist, a physical therapist and two chiropractors. The plaintiffs have brought this action on their own behalf and on behalf of a nationwide class of similarly situated healthcare professionals. The plaintiffs allege that the defendants have been engaged in a “common scheme” to deny, delay and diminish payments due to healthcare providers. Plaintiffs contend that the defendants’ alleged practices constitute RICO, ERISA and state prompt pay violations, and give rise to common law claims, including breach of contract and constructive contract/unjust enrichment. Plaintiffs seek unspecified treble damages, declaratory and injunctive relief and attorney’s fees. Since, as noted above, this case was recently filed in the Southern District of Florida, no motion to transfer the case to Judge Federico Moreno, the judge presiding over MDL 1334 has been filed.

We intend to defend ourselves vigorously in this litigation. While the final outcome of these proceedings cannot be determined at this time, based on information presently available, we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our liquidity, results of operations or financial condition.

Miscellaneous Proceedings

We and certain of our subsidiaries are also parties to various other legal proceedings, many of which involve claims for coverage encountered in the ordinary course of our business. While the final outcome of these proceedings cannot be determined at this time, based on information presently available, we believe that the final outcome of such proceedings will not have a material adverse effect upon our results of operations or financial condition. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our liquidity, results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the security holders of the Company, either through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

The following table sets forth the high and low sales prices of the Company’s Class A Common Stock, par value $.001 per share (the “Class A Common Stock”), on The New York Stock Exchange, Inc. (“NYSE”) since January 2002.

	HIGH	LOW
Calendar Quarter—2002
First Quarter	$27.60	$20.55
Second Quarter	30.15	24.70
Third Quarter	26.79	20.35
Fourth Quarter	27.57	21.17

Calendar Quarter—2003
First Quarter	$27.90	$22.60
Second Quarter	$33.66	$25.20
Third Quarter	$35.76	$28.45
Fourth Quarter	$33.99	$30.54

Calendar Quarter—2004
First Quarter (through March 10, 2004)	$33.57	$26.27

On March 10, 2004, the last reported sales price per share of the Class A Common Stock was $26.28 per share.

Information regarding the Company’s equity compensation plans is contained in Part III below under the caption “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information.”

Holders of Common Stock

As of March 10, 2004, there were approximately 1,384 holders of record of Class A Common Stock.

Dividends

We have not paid any dividends on the Class A Common Stock during the preceding two fiscal years. We have no present intention of paying any dividends on the Class A Common Stock, although the matter will be periodically reviewed by our Board of Directors.

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

Under our credit agreements with Bank of America, N.A., as agent, we cannot declare or pay cash dividends to our stockholders or purchase, redeem or otherwise acquire shares of our capital stock or warrants, rights or options to acquire such shares for cash except to the extent permitted under the credit agreements, which are described elsewhere in this Annual Report on Form 10-K.

Stock Repurchase Program

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock under our stock repurchase program. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock under our stock repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of December 31, 2003, we had repurchased an aggregate of approximately 16.8 million shares of our Class A Common Stock under our stock repurchase program for aggregate consideration of approximately $453.3 million before taking into account exercise proceeds and tax benefits from the exercise of employee stock options. We repurchased approximately 10.1 million shares of common stock during the year ended December 31, 2003. During 2002, we received approximately $49 million in cash and recognized $18 million in tax benefits as a result of option exercises. During 2003, we received approximately $42 million in cash and recognized $15 million in tax benefits as a result of option exercises.

As a result of the $67 million (in 2002) and $57 million (in 2003) in realized and estimated benefits, our total authority under our stock repurchase program is estimated at $574 million based on the authorization we received from our Board of Directors to repurchase up to an aggregate of up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock.

Item 6.	Selected Financial Data.

	Year Ended December 31,
	2003	2002	2001	2000	1999
STATEMENT OF OPERATIONS DATA (1):	(Amounts in thousands, except per share data)

REVENUES
Health plan services premiums	$9,093,219	$8,581,658	$8,575,012	$7,609,625	$7,353,958
Government contracts	1,865,773	1,498,689	1,339,066	1,265,124	1,104,101
Net investment income	59,332	65,210	78,785	90,087	67,588
Other income	46,378	49,201	70,282	111,719	122,240

Total revenues	11,064,702	10,194,758	10,063,145	9,076,555	8,647,887

EXPENSES
Health plan services	7,516,838	7,161,520	7,243,645	6,322,691	6,061,642
Government contracts	1,789,523	1,452,968	1,324,648	1,196,532	1,082,317
General and administrative	912,531	856,169	874,504	942,316	973,235
Selling	233,519	197,751	186,143	158,031	137,444
Depreciation	55,903	61,832	61,073	67,260	70,010
Amortization	2,774	7,060	37,622	38,639	42,031
Interest	39,135	40,226	54,940	87,930	83,808
Asset impairments, merger, restructuring and other costs	16,409	60,337	79,667	—	11,724
Net (gain) loss on sales of businesses and properties and assets held for sale	(18,901)	5,000	72,422	409	(58,332)

Total expenses	10,547,731	9,842,863	9,934,664	8,813,808	8,403,879

Income from continuing operations before income taxes and cumulative effect of changes in accounting principle	516,971	351,895	128,481	262,747	244,008
Income tax provision	193,891	117,374	47,539	99,124	96,226

Income from continuing operations before cumulative effect of changes in accounting principle	323,080	234,521	80,942	163,623	147,782
Discontinued operations:
Loss on settlement from disposition, net of tax	(89,050)	—	—	—	—

Income before cumulative effect of changes in accounting principle	234,030	234,521	80,942	163,623	147,782
Cumulative effect of changes in accounting principle, net of tax	—	(8,941)	—	—	(5,417)

Net income	$234,030	$225,580	$80,942	$163,623	$142,365

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$2.79	$1.89	$0.66	$1.34	$1.21
Loss on settlement from disposition of discontinued operations, net of tax	(0.77)	—	—	—	—
Cumulative effect of changes in accounting principle	—	(0.07)	—	—	(0.05)

Net	$2.02	$1.82	$0.66	$1.34	$1.16

	Year Ended December 31,
	2003	2002	2001	2000	1999

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$2.73	$1.86	$0.65	$1.33	$1.21
Loss on settlement from disposition of discontinued operations, net of tax	(0.75)	—	—	—	—
Cumulative effect of changes in accounting principle	—	(0.07)	—	—	(0.05)

Net	$1.98	$1.79	$0.65	$1.33	$1.16

Weighted average shares outstanding:
Basic	115,999	124,221	123,192	122,471	122,289
Diluted	118,278	126,004	125,186	123,453	122,343
BALANCE SHEET DATA (2):
Cash and cash equivalents and investments available for sale	$1,943,660	$1,841,768	$1,764,289	$1,533,637	$1,467,142
Total assets	3,549,276	3,460,751	3,566,841	3,670,116	3,696,481
Revolving credit facilities and capital leases	—	—	195,182	766,450	1,039,352
Senior notes payable	398,963	398,821	398,678	—	—
Stockholders’ equity	1,294,225	1,300,416	1,159,925	1,061,131	891,199
OPERATING CASH FLOW	$379,772	$413,517	$544,619	$366,163	$297,128

(1)	See Note 3 to the Consolidated Financial Statements for discussion of dispositions during 2003, 2002 and 2001 impacting the comparability of information. In addition, we sold our non-affiliate pharmacy benefits management operations, our health plans in Utah, Washington, New Mexico, Louisiana, Texas and Oklahoma, our two hospitals, a third-party administrator subsidiary and a PPO network subsidiary in 1999.
(2)	No cash dividends were declared in each of the years presented.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth in the section entitled “Risk Factors” in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in its entirety, since it contains detailed information that is important to understanding Health Net, Inc. and its subsidiaries’ results and financial condition. The Executive Summary below is qualified in its entirety by the full Management’s Discussion and Analysis of Financial Condition and Results of Operations and the information contained in the Executive Summary is as of March 15, 2004.

Executive Summary

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. Our health plans and government contracts subsidiaries provide health benefits through our HMOs, PPOs and POS plans to approximately 5.3 million individuals in 14 states. We also offer managed health care products related to behavioral health and prescription drugs. In addition, we own health and life insurance companies licensed to sell EPO, PPO, POS and indemnity products, as well as auxiliary non-health products in 36 states and the District of Columbia.

We operate health plans in six states (Arizona, California, Connecticut, New Jersey, New York and Oregon) and offer our products to commercial, Medicare and Medicaid members. We have sold or otherwise disposed of a number of health plans over the past several years to focus our sales and marketing efforts on these six plans in populous and contiguous markets, most notably Southern California and the New York metropolitan area, which we believe offer sustained growth opportunities.

Operating Highlights and Outlook for 2004

Over the past several years, our overall operating performance has improved. Our Health Plan Medical Care Ratio (“MCR”) was 82.7% for 2003, an 80 basis point decline from 2002. Our goal is to achieve a modest improvement of approximately 20 to 50 basis points in our MCR each year. We exceeded this range in 2003 as health care costs rose more slowly than expected. Our Government contracts cost ratio, which includes both health care and administrative costs, has remained relatively stable in the past three years and we expect it to continue to remain stable over the next several years. At the end of 2003, our debt-to-capital ratio was 23.5%, well below our stated target of 30%. Our administrative ratio

(G&A expenses plus depreciation) was 10.6% in 2003. We have targeted administrative costs for savings in the future. As more fully described below, as a result of the phased implementation of our Health Net One systems consolidation project, we expect improvements in G&A expenses in the second half of 2004. We expect to reduce our administrative ratio by approximately 150 basis points in the next two to three years. In 2003, our net margin was 2.1%, and was impacted by a loss in discontinued operations. Over the past several years, operating cash flow has been very strong. This cash flow has, in part, been used to repurchase shares of our common stock. Since the commencement of our stock repurchase program in May 2002, we have repurchased approximately 16.8 million shares of our common stock at an average price of $26.96.

Our success in 2004 and beyond will depend, in part, on our ability to price our health plan products at a level equal to or greater than the growth in health care costs, as well as our ability to contain growth in our health care costs, especially hospital costs, by employing a range of medical management, pharmaceutical management and provider contracting strategies. In addition, we must successfully implement our new TRICARE contract for the North Region, complete our Health Net One systems consolidation project, continue to foster and improve our provider relations and continue growing and solidifying our presence in all of the markets in which we do business. It is also important that we introduce new products and variations on existing products and begin to competitively differentiate our products so that we can compete on factors other than price alone. In 2004, we will begin the rollout of a new branding initiative called the “Rosetta Stone,” which we believe could provide us with a differentiated position in the health care marketplace. For additional information regarding our new branding initiative, see “Item 1. Business – Additional Information Concerning our Business – New Branding Initiative.”

Our health plan operations in the Northeast, and, in particular, our New Jersey health plan, face unique challenges in 2004 related to hospital costs. In 2002 and 2003, we recontracted our hospital network in New Jersey, moving, in large part, to contracts with greater emphasis on reimbursement methodologies related to billed charges, stop loss provisions on the in-patient side and percentage of billed charges discounts on the out-patient side. We did not adequately incorporate the impact of these changes into our pricing models. As a result, and due to issues relating to the impact of leap year, on February 11, 2004, we lowered our earnings guidance for the first quarter and full year of 2004. In order to address the issues we have experienced in the Northeast and, in particular, New Jersey, we have reorganized our senior management team in the Northeast. Our new senior management team has commenced a focused review of hospital contracting, underwriting and premium pricing in the Northeast, as well as opportunities for administrative cost savings through reorganization and other cost-savings initiatives. We expect to report the results of our assessment of the Northeast’s performance on our earnings conference call for the first quarter of 2004.

Health Plan Operations. We are targeting future enrollment growth of 3% to 5% per year and ongoing gross and operating margin expansion in our health plan operations through a stable to slightly declining MCR and declining G&A expenditures. Over the past three years, our overall health plan enrollment has declined as we intentionally exited certain large group accounts and focused our sales and marketing efforts on small group accounts in an effort to improve profitability. In 2003, small group and individual enrollment increased 10.2% as compared to 2002. Our outlook for 2004 is continued growth in our commercial enrollment. We expect to continue pursing small group business (generally defined as an employer group with 2 to 50 employees) in the future, as we believe this is where most job growth will occur over the next several years in the markets we serve. However, we expect the rate of growth in small group enrollment to slow in 2004 because the baseline for measurement purposes increased due to the rapid growth we have experienced in small group enrollment in recent years. We expect large group enrollment in the Northeast, in particular, Connecticut, to continue to decline in 2004 due to ongoing profitability issues in certain large employer group accounts. We expect large group enrollment in California to rebound in 2004, as we gained key accounts in January 2004 representing approximately 60,000 members.

We expect to expand our Medicare marketing efforts in 2004 in response to the new Medicare reform legislation that was passed in December 2003. The improved funding provided through this new legislation provides a basis for us to reverse Medicare enrollment declines from recent years which were caused by inadequate funding from the Centers for Medicare and Medicaid Services.

We participate in state Medicaid programs in three states, California, Connecticut and New Jersey. California Medicaid membership, where the program is known as Medi-Cal, comprises 83% of our Medicaid membership. Despite ongoing concerns about the states’ ability to adequately fund these Medicaid programs, we believe that the significant savings generated by Medicaid managed care will provide ongoing future growth opportunities, especially in California, as states may move more Medicaid enrollees into managed care plans. We will add two counties for California Medi-Cal in 2004. We believe the addition of these new counties will help counteract enrollment declines resulting from the State of California tightening eligibility requirements.

Our product line in our health plan operations has begun to change over the past few years. We have been selling PPO products at a faster growth rate than HMOs, which historically has been our largest enrollment. At the end of 2003, approximately 50% of our commercial enrollment was in HMO products, down from 65% as of December 31, 2001. In response to growing demand from employers for more flexible product lines, we are developing and plan to introduce Consumer Directed Health Plan products in the next several years. In 2003, we test marketed one such product in our Oregon health plan.

We expect commercial premium yields to increase at a slower rate in 2004 compared to the 11.8% yield achieved in 2003. This is consistent with expected declines in overall health care cost trends and in line with our philosophy of maintaining premium prices slightly higher than our health care cost trends. We believe this slowing of rate increases is consistent with industry trends for 2004. In Medicare, we expect that premium revenues will rise at a faster pace due to increased funding from the Medicare reform legislation. We expect that Medicaid premiums will again rise at a slower rate than health care costs and expect that they will decline slightly in California, due to the state’s budget pressures. This expectation is consistent with our ongoing overall strategic approach to participate selectively in the Medicaid market. Since much of our Medi-Cal membership is serviced by medical groups to whom we make capitation payments, our revenues and profit margin are not significantly impacted by these declining premiums.

With respect to our G&A expenses, we expect that growth in overall spending will continue in the first half of 2004 with the continued funding of the Health Net One systems consolidation project described below. As a result, we expect to see a decline in the administrative ratio in the second half of 2004 as we eliminate expenses associated with the project, eliminate the need to maintain two separate technology platforms and begin to realize savings.

We believe that managing health care costs is an essential function for a managed care company. In 2003, hospital costs rose at a faster pace than other costs. We have implemented a number of projects to curtail the rate of growth in hospital costs and expect the rate of growth to slow in 2004 from the 12.8% recorded in 2003. These projects include new contracting strategies, including an increase in the use of reimbursement methodologies that are not based on hospital billed charges, and other techniques. Among the medical management techniques we utilize to contain the growth of health care costs are pre-authorization or certification for outpatient and inpatient hospitalizations and a concurrent review of active inpatient hospital stays and discharge planning. We also contract with third parties to manage certain conditions such as neonatal intensive care unit admissions and stays, as well as chronic conditions such as asthma, diabetes and congestive heart failure. These techniques are widely used in the managed care industry and are accepted practice in the medical profession.

In 2003, our physician cost increases were 3.9%, consistent with expectations. Pharmaceutical costs for all lines declined slightly in 2003 as compared with the industry trend of an approximate 12% increase and prior year trends in the low double and high single digit percentages. Increased use of multi-tier benefits, increased use of generic drugs and the conversion of two popular medications to over-the-counter status were key factors in the slowing of the pharmaceutical costs growth rate. We have implemented a number of techniques to contain the growth of pharmaceutical costs including, without limitation, pre-authorization or certification for the use of certain high cost pharmaceuticals. We believe the rate of growth in pharmaceutical costs will grow in 2004 because of increases in the cost of certain specialty pharmaceuticals and more challenging comparisons to our performance in 2003.

TRICARE. Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE programs and other government contracts. In August 2003, we were awarded a new five year contract for the TRICARE North Region that supports nearly 2.8 million Military Health System eligible participants. The new North Region contract covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers a small portion of Tennessee, Missouri and Iowa. Health care delivery is expected to begin on the new contract on July 1, 2004 for the area that was previously Regions 2 and 5 and September 1, 2004 for the area that was previously Region 1.

We incur administrative and health care expenses in connection with our administration of the TRICARE program in the regions we manage on behalf of the Department of Defense. Health care expenses are directly related to the use of civilian providers by TRICARE eligible beneficiaries and have risen in recent quarters as a direct result of increased military activity. Increased military activity results in increased enrollment and the deployment of military medical personnel overseas which reduces beneficiaries’ access to military treatment facilities. We expect that in 2004 we will continue to experience elevated levels of costs due to reservist call-ups and higher utilization of civilian providers.

However, as part of our contract with the Department of Defense, we are reimbursed for costs related to this heightened military activity. As noted above, we expect our Government contracts cost ratio to remain relatively stable in 2004 compared with 2003, even with the transition to our new TRICARE contract for the North Region.

A description of the differences in the economic structure between our existing TRICARE contracts and the new contract for the North Region is contained in “Item 1. Business – Segment Information – Government Contracts Segment – TRICARE.” We believe that the changes in the economic structure of the new contract, when compared to our expiring contracts, should reduce our risk related to the ability to accurately project our profitability over the term of the new contract.

Health Net One Systems Consolidation Project. We are in the process of converting a number of information systems in our health plan business to a single information system. This system is currently in use in our Northeast and Arizona health plans and project completion is scheduled for the third quarter of 2004. This project, known as Health Net One, also includes consolidation initiatives for other functional areas, such as claims handling, customer service and product development. We believe Health Net One will produce administrative cost savings and improved service capability over the next several years. We believe that having our health plans operate off a single information technology platform will permit us to develop and deploy new products more rapidly, thus producing a competitive advantage in our markets. We completed the conversion of our Arizona health plan to the selected system in 2003. Although we did encounter some operational issues, such as build-up in the claims backlog, these issues were eventually resolved. We have incorporated the knowledge gained from these issues into the overall Health Net One project plan. For additional information regarding our Health Net One systems consolidation project, see “Item 1. Business – Additional Information Concerning our Business – Health Net One Systems Consolidation Project.”

Provider Network. We maintain a large network of providers to service our members in the six states in which we have health plans. These networks include a broad range of hospitals, including academic medical centers and community hospitals. We maintain contracts with large integrated physician groups, Independent Practice Associations and individual primary care specialty physicians. Overall, we believe that our provider relations are generally good. In recent years, we have implemented a number of techniques specifically aimed at the review of very high cost hospital claims, a problem that has plagued the entire managed care industry and hospitals. Some of these techniques, including reviews of individual claims, create differences of interpretation between us and hospitals. We have been able to resolve these differences through negotiation or, in some cases, through arbitration. Given the high rate of growth in hospital costs, we believe we must continue to be vigilant in our review of these costs. Our efforts to maintain good relations with our providers, particularly hospitals, will have a significant impact on our ability to achieve our financial goals in 2004 and beyond. See “Risk Factors – If we are unable to maintain good relations with the physicians, hospitals and other providers that we contract with, our profitability could be adversely affected.”

Results of Operations

Our income from continuing operations before income taxes and cumulative effect of a change in accounting principle for the year ended December 31, 2003 was $323.1 million or $2.79 per basic share and $2.73 per diluted share, compared to income from continuing operations for the same period in 2002 of $234.5 million or $1.89 per basic share and $1.86 per diluted share. Our income from operations for the year ended December 31, 2001 was $80.9 million, or $0.66 per basic share and $0.65 per diluted share. Our results for the year ended December 31, 2003 include an $18.9 million net pretax gain on sale of businesses and a $16.4 million pretax asset impairment charge related to certain of our buildings and a noncurrent asset. Also during the year ended December 31, 2003, we recognized an $89.1 million loss on settlement from disposition of discontinued operations, net of tax of $47.9 million, or $0.77 per basic share and $0.75 per diluted share, as a result of our settlement agreement with SNTL Litigation Trust, successor-in-interest to Superior National Insurance Group, Inc. (“Superior”), to settle all outstanding claims under the Superior National Insurance Group, Inc v. Foundation Health Corporation, et. al. litigation. See Notes 3, 12 and 14 to the consolidated financial statements for further information regarding the net pretax gain on sale of businesses, asset impairment charge and settlement agreement with the SNTL Litigation Trust.

Our income from operations before income taxes and cumulative effect of a change in accounting principle for the year ended December 31, 2002 include a pretax loss of $60.3 million on asset impairments and restructuring charges and a pretax loss of $5.0 million on loss on assets held for sale. We recognized a charge for a cumulative effect of a change in accounting principle of $8.9 million, or $0.07 per basic and diluted share, as a result of adopting Statement of Financial

Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Our income from operations before income taxes for the year ended December 31, 2001 include a pretax loss of $72.4 million for the sales of our Florida health plan and related corporate facility building and costs of $79.7 million related to our 2001 restructuring plan. See Notes 3 and 14 to the consolidated financial statements for a discussion on asset impairments and restructuring charges and loss on assets held for sale.

The table below and the discussion that follows summarize our performance in the last three fiscal years.

	Year Ended December 31,
	2003	2002	2001
	(Amounts in thousands, except ratio and per member per month data)
Revenues
Health plan services premiums	$9,093,219	$8,581,658	$8,575,012
Government contracts	1,865,773	1,498,689	1,339,066
Net investment income	59,332	65,210	78,785
Other income	46,378	49,201	70,282

Total revenues	11,064,702	10,194,758	10,063,145

Expenses
Health plan services	7,516,838	7,161,520	7,243,645
Government contracts	1,789,523	1,452,968	1,324,648
General and administrative	912,531	856,169	874,504
Selling	233,519	197,751	186,143
Depreciation	55,903	61,832	61,073
Amortization	2,774	7,060	37,622
Interest	39,135	40,226	54,940
Asset impairments and restructuring charges	16,409	60,337	79,667
Net (gain) loss on sales of businesses and properties and assets held for sale	(18,901)	5,000	72,422

Total expenses	10,547,731	9,842,863	9,934,664

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	516,971	351,895	128,481
Income tax provision	193,891	117,374	47,539

Income from continuing operations before cumulative effect of a change in accounting principle	$323,080	$234,521	$80,942

Health plan services medical care ratio	82.7%	83.5%	84.5%
Government contracts cost ratio	95.9%	96.9%	98.9%
Administrative ratio (1)	10.6%	10.6%	10.8%
Selling costs ratio (2)	2.6%	2.3%	2.2%
Net margin (3)	2.1%	2.2%	0.8%
Return on equity (4)	18.0%	18.3%	7.3%
Health plan services premiums per member per month (PMPM) (5)	$201.97	$186.92	$176.55
Health plan services PMPM (5)	$166.96	$155.99	$149.17

(1)	The administrative ratio is computed as the sum of general and administrative (“G&A”) and depreciation expenses divided by the sum of health plan services premium revenues and other income.
(2)	The selling costs ratio is computed as selling expenses divided by health plan premium revenues.
(3)	Net margin is computed as net income divided by total revenues.
(4)	Return on equity is computed as net income divided by average equity (sum of equity at the beginning and end of the year divided by 2).
(5)	PMPM is calculated based on total at-risk member months and excludes ASO member months.

Enrollment Information

The table below summarizes our at-risk insured health plan and ASO enrollment information for the last three fiscal years.

	2003	% Change	2002	% Change	2001
	(Amounts in thousands)
Health Plan Services:
Commercial	2,733	(4.0)%	2,847	(4.6)%	2,985
Federal Program	169	(4.0)%	176	(18.5)%	216
State Programs	846	(3.2)%	874	10.9%	788

Total Health Plan Services	3,748	(3.8)%	3,897	(2.3)%	3,989

ASO	88	22.2%	72	(7.7)%	78

2003 Health Plan Membership Compared to 2002 Health Plan Membership

Commercial membership decreased by 114,000 members or 4.0% at December 31, 2003 compared to the same period in 2002. The net decrease in commercial membership is primarily due to planned exits from unprofitable large employer group accounts offset by increases in enrollment in key products and markets, particularly small group accounts, that we have been targeting in an effort to achieve a greater product diversity. The overall change in commercial membership between 2003 and 2002 reflects primarily the following:

•	Net decrease in California of 87,000 members as a result of a 145,000 member decrease in our large group HMO market. The large group membership decline is primarily the result of the loss of the California Public Employees’ Retirement System (“CalPERS”) account effective January 1, 2003. The CalPERS account had more than 175,000 members. This loss is partially offset by an increase of 58,000 members in our small group and individual market as a result of sales efforts targeted at this portion of the market, improved relationships with the distribution system, including insurance brokers and general agents, pricing that is consistent with the market and health care cost trends and new and improved products.

•	Decrease in Connecticut of 41,000 members as a result of membership decreases in our large group market due to conversion of groups to ASO (including The Hartford Group accounts) and significant pricing actions and a 10,000 membership decrease in our small group and individual markets due to our pricing discipline and aggressive pricing by one of our competitors,

•	Decrease in Pennsylvania of 34,000 members in our large group market due to withdrawing our commercial health plan effective September 30, 2003 and withdrawing our coverage for the members enrolled in the Federal Employee Health Benefit Plan effective January 11, 2004, offset by

•	Increase in New York of 23,000 members primarily in our large group market due to an enhanced product portfolio and pricing resulting from our competitive cost structure, and

•	Increase in Oregon of 41,000 members primarily due to the addition 15,000 new members from two new accounts in our large group market and increases of 12,000 new members in our small group and individual market. The stable financial position of the Oregon plan has generated confidence in the carrier and has resulted in new profitable membership.

Membership in the federal Medicare program decreased by 7,000 members or 4.0% as of December 31, 2003, compared to the same period in 2002, primarily due to the following:

•	Decrease in Arizona of 2,400 members due to changes in benefit levels offered by us, and

•	Decrease in California of 2,500 members due to planned withdrawal of participation and cancellation of the PPO/POS plan in selected counties.

Membership in the Medicaid programs decreased by approximately 28,000 members or 3.2% as of December 31, 2003, compared to the same period in 2002, primarily due to the following:

•	Decrease in California of 19,000 members due to the State of California’s efforts to disenroll Medi-Cal members no longer eligible for this program, with Los Angeles County experiencing the majority of the decrease, and

•	Decrease in Connecticut of 6,000 members due to a change in law that eliminated eligibility for certain members as well as a termination of a large provider.

2002 Health Plan Membership Compared to 2001 Health Plan Membership

Commercial membership decreased by 138,000 members or 4.6% at December 31, 2002 compared to the same period in 2001. The net decrease in commercial membership is primarily due to planned exits from unprofitable large employer group accounts offset partially by increases in enrollment in key products and markets that we have been targeting in an effort to achieve a greater product diversity. The overall change in commercial membership between 2002 and 2001 reflects primarily the following:

•	Net decrease in California of 72,000 members as a result of a 172,000 member decrease in our large group HMO market. This decline reflects disenrollment of our HMO members due to premium rate increases averaging 14% from December 2001. Membership declines in CalPERS accounted for 55,000 members of the decline in the large group market. The membership decline in the large group HMO market is partially offset by a 100,000 membership increase in our PPO/POS products in the small group and individual markets,

•	Decrease in Arizona of 49,000 members as a result of membership decreases in our large group HMO market. This decline reflects disenrollment of our HMO members due to premium rate increases averaging 17% from December 2001,

•	Decrease in New York of 13,000 members as a result of membership decreases in our large group HMO market. This decline reflects disenrollment of our HMO members due to premium rate increases averaging 17% from December 2001, and

•	Decrease in Connecticut of 28,000 members in our large group market, offset by an increase in New Jersey of 28,000 members in our small group market.

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

Membership in the Medicaid and other state programs increased by approximately 86,000 members or 10.9% at December 31, 2002, compared to the same period for 2001, primarily due to the following:

•	Increase in California of 70,000 members, primarily from strong promotions by the State of California of the Healthy Families program, which provides health insurance to children from low-income families, and

•	Increase in Connecticut and New Jersey of 16,000 members due to expansion of Medicaid eligible population.

Government Contracts Membership

Government contracts covered approximately 1.5 million eligible individuals under the TRICARE program at December 31, 2003, 2002 and 2001. Dependents of active-duty military personnel and retirees and their dependents are eligible to receive benefits under the TRICARE program. HNFS currently administers three TRICARE contracts for five regions:

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

In August 2003, we were awarded a new five year contract for the TRICARE North Region that supports nearly 2.8 million Military Health System (“MHS”) eligible beneficiaries, including providing health care and administrative services for 1.7 million TRICARE eligibles and providing only administrative services for 1.1 million other MHS-eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries). This contract covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Wisconsin and the District of Columbia. In addition, the contract covers a small portion of Tennessee, Missouri and Iowa. Health care delivery is expected to begin on the new North Region contract on July 1, 2004 for the area that was previously Regions 2 and 5 and September 1, 2004 for the area that was previously Region 1.

The transition out of the expiring TRICARE contracts and into the new TRICARE North Region contract is expected to have significant operational impacts. The new contract requires establishing 74 offices in 21 states and the District of Columbia and employing a workforce of approximately 1,220 associates, many of whom will be newly-hired to administer the new contract. In addition, approximately 800 associates will be employed by subcontractors. See “Risk Factors – There are risks associated with our new TRICARE contract for the North Region.” We are in process of determining the proper revenue and expense recognition for various other provisions of the new TRICARE contract for the North Region. The transition out of our current contracts in Regions 6, 9, 10, 11 and the transition to the new North Region contract are occurring as planned and are expected to be completed by October 31, 2004 as scheduled.

Health Plan Services Premiums

2003 Compared to 2002

Health Plan Services premiums increased $511.6 million or 6.0% for the year ended December 31, 2003 compared to the same period in 2002. Total health plan services premiums on a PMPM basis increased to $201.97 or 8.1% for the year ended December 31, 2003 compared to the same period in 2002. These changes are primarily due to the following:

•	Increase in commercial premiums of $517.1 million or 8.6% due to an 11.9% increase in premiums on a PMPM basis, partially offset by a decrease of 2.9% in member months. The premium increases on a PMPM basis occurred in large and small groups across all states, with California and New Jersey having the largest increases ranging from 12% to 15%. The decrease in member months is primarily due to the loss of the CalPERS account in California and the loss of members in Arizona, Connecticut and Pennsylvania,

•	Increase in Medicaid premiums by $40.3 million or 3.6% driven by an increase of 2.8% in member months combined with an increase of 0.8% in premiums on a PMPM basis. The premium increases were seen in Connecticut and New Jersey due to rate increases and increased reimbursement rates for maternity charges in New Jersey. Rates in California were relatively flat with a 1.1% decrease in DHS rates offset by an increase in the Healthy Families program rates. This was partially offset by,

•	Decrease in Medicare risk premiums of $42.3 million or 3.0% primarily due to an 8.1% decrease in member months that was partially offset by an increase of 5.6% in premiums on a PMPM basis. The decrease in member months is the result of our planned exit from certain counties in California and Arizona. The increase in Medicare risk premiums reflects annual rate increases from CMS and was seen across all states.

2002 Compared to 2001

Health Plan Services premiums increased $6.6 million or 0.1% for the year ended December 31, 2002 as compared to the same period in 2001. Our Health Plan Services premiums, excluding the Florida health plan sold effective August 1, 2001, increased by $346.4 million or 4% for the year ended December 31, 2002 as compared to the same period in 2001, primarily due to the following:

•

Increase in commercial premiums of $326.3 million or 6% for the year ended December 31, 2002 as compared to the same period in 2001 due to a 13% increase in premiums on a PMPM basis partially offset by a 7% decrease in member months. The premium increases on a PMPM basis were in large, small and individual groups across all states averaging 11%, 13% and 7%, respectively. The majority of the decrease in member months was from non-renewal of members in our large group HMO product in California and Arizona, offset by

•	Decrease in Medicare risk premiums of $157.3 million or 10% for the year ended December 31, 2002 as compared to the same period in 2001 due to a 16% decrease in member months, partially offset by a 7% increase in premium yields on a PMPM basis. The decrease in member months reflects our exiting certain unprofitable counties and the sale of our Florida health plan, and

•	Increase in Medicaid premiums of $173.0 million or 18% for the year ended December 31, 2002 as compared to the same period in 2001 is due to a 15% increase in member months and a 3% increase in premiums on a PMPM basis. These increases are primarily from membership increases in the Healthy Families program in California.

Government Contracts Revenues

2003 Compared to 2002

Government Contracts revenues increased by $367.1 million or 24.5% for the year ended December 31, 2003 as compared to the same period in 2002 primarily due to the following:

•	Increase in risk sharing revenue of $143.4 million from increased health care cost estimates resulting from the call-up of reservists in support of the nation’s heightened military activity and an increased number of enrollees seeking care in the private sector as many military health care professionals were deployed abroad,

•	Increase in revenues of $98.4 million due to higher base contract pricing on new option periods,

•	Increase in revenues of $53.7 million from change order cost activities,

•	Increase in revenues of $54.6 million due to favorable bid price adjustments, and

•	Increase in revenues of $13.6 million from transition services related to the new TRICARE contract for the North Region. Transition payments for services connected to the North Region contract are on a fixed price basis. Revenues for such services are based on contract terms and approximate incurred expenses to date.

2002 Compared to 2001

Government Contracts revenues increased by $159.6 million or 11.9% for the year ended December 31, 2002 as compared to the same period in 2001 primarily due to the following:

•	Increase in revenues of $104.3 million due to higher base contract pricing on new option periods and newly negotiated contract extensions,

•	Increase in revenues of $33.0 million related to increased change order activity, and

•	Increase in risk sharing revenues of $22.3 million from increased health care costs.

Net Investment Income

2003 Compared to 2002

Net investment income decreased by $5.9 million or 9.0% for the year ended December 31, 2003 as compared to the same period in 2002. The decline is primarily the result of declines in interest rates, applicable to our cash and cash equivalent balances, as the Federal Reserve lowered the Fed Funds target by 25 basis points during the year ended December 31, 2003 compared to the same period in 2002. This impacts our investment income since the Fed Funds target rates track closely with cash yields, and a significant portion of our total balances available for investment is cash and cash equivalents. The decline is partially offset by higher average cash and investment balances.

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

Other Income

Other income is primarily composed of revenues from our employer services group subsidiary. Other income for 2003 was down compared to 2002 due to the sale of our employer services group subsidiary in the fourth quarter 2003. As a result of this sale, we expect that other income in 2004 will be approximately $50 million lower than in 2003 and that it will consist primarily of recognition of deferred revenue from divestitures.

2003 Compared to 2002

Other income decreased by $2.8 million or 5.7% for the year ended December 31, 2003 as compared to the same period in 2002. This decrease is primarily due to the sale of our employer services group subsidiary effective October 31, 2003. We deferred approximately $15.9 million of the gains on the sales of our employer services subsidiary and dental and vision plans related to non-compete and network access agreements. The deferred amounts are recognized as revenues over the terms of the agreements. We expect to recognize approximately $2.8 million during 2004 related to these deferred gains and will record these amounts in other income on our consolidated statement of operations.

2002 Compared to 2001

Other income decreased by $21.1 million or 30.0% for the year ended December 31, 2002 compared to the same period in 2001. This decrease is primarily due to a decline in business volume and sale of our employer services claims processing subsidiary effective July 1, 2002.

Health Plan Services Costs

2003 Compared to 2002

Health plan services costs increased by $355.3 million or 5.0% for the year ended December 31, 2003 as compared to the same period in 2002. Total health plan services costs on a PMPM basis increased to $166.96 or 7.0% for the year ended December 31, 2003 from $155.99 for the same period in 2002. These changes are primarily due to the following:

•	Increase in commercial health care costs of $377.0 million or 7.6%, reflecting an increase of 10.8% in commercial health care costs on a PMPM basis partially offset by a decrease of 2.9% in member months primarily due to higher hospital and physician costs partially offset by moderating trends in pharmacy costs attributable to benefit changes, increased generic usage and the conversion of two popular prescribed pharmaceuticals to over-the-counter status, and

•	Increase in Medicaid health care costs of $44.7 million or 4.9% primarily due to a 2.8% increase in member months and an increase of 2.0% in health care costs on a PMPM basis as a result of limited Medicaid fee schedule increases and a significant portion of providers in California being paid capitation on a percentage of premium basis, partially offset by

•	Decrease in Medicare risk health care costs of $66.2 million or 5.1% primarily due to a decrease of 8.1% in member months, partially offset by an increase of 3.3% in Medicare health care costs on a PMPM basis. The decrease in member months is the result of our planned exit from certain counties in California, Arizona and Connecticut. The increases in health care costs on a PMPM basis are primarily in California and Connecticut, which experienced higher physician capitation rates and increased inpatient and outpatient utilization. These trends are also consistent with revenue increases and limited Medicare fee schedule increases.

Health Plan Services MCR decreased to 82.7% for the year ended December 31, 2003 as compared to 83.5% for the same period in 2002. The decrease is primarily due to a continued focus on pricing discipline combined with pricing increases above the health care cost trend for our commercial and Medicare Risk products. In addition, health care cost increases in our commercial, Medicare and Medicaid lines have slowed with moderating growth in hospital and pharmacy costs. The increases in our overall Health Plan Services premiums on a PMPM basis of 8.1% for the year ended December 31, 2003 as compared to the same period in 2002 outpaced the increase in our overall health care costs on a PMPM basis of 7.0% for the year ended December 31, 2003 as compared to the same period in 2002.

2002 Compared to 2001

Total health plan services costs decreased by $82.1 million or 1.1% for the year ended December 31, 2002 as compared to the same period in 2001 primarily due to the disposition of the Florida health plan effective August 1, 2001. Total Health Plan Services costs on a PMPM basis increased by 5% to $155.99 for the year ended December 31, 2002 from $149.17 for the same period in 2001. Excluding the Florida health plan, the health plan services costs increased by $243.8 million or 3.5% for the year ended December 31, 2002, primarily due to the following:

•	Increase in commercial health care costs of $259.7 million or 6% for the year ended December 31, 2002 as compared to the same period in 2001 due to a 13% increase in health care costs on a PMPM basis as a result of higher hospital unit costs, partially offset by a 7% decrease in member months,

•	Decrease in Medicare risk health care costs of $162.9 million or 11% for the year ended December 31, 2002 as compared to the same period in 2001 due to a 16% decrease in member months, partially offset by a 5% increase in health care costs on a PMPM basis as a result of higher hospital unit costs, and

•	Increase in Medicaid health care costs of $147.9 million or 19% for the year ended December 31, 2002 as compared to the same period in 2001 due to a 15% increase in member months and a 4% increase in health care costs on a PMPM basis as a result of increased hospital and physician utilization.

Our Health Plan Services MCR decreased to 83.5% for the year ended December 31, 2002 from 84.5% for the same period in 2001. The improvement in our Health Plan Services MCR is due to a continued focus on pricing discipline combined with pricing increases above the health care cost trend for our Medicare products. The increase in our overall Health Plan Services premiums on a PMPM basis of 6% as compared to the same period in 2001 outpaced the increase in our overall health care costs on a PMPM basis of 5% as compared to the same period in 2001. In addition to the pricing increases, our de-emphasis on the large group market, which has had a high MCR relative to MCRs associated with other portions of our health plan services business, also contributed to the decline in the overall Health Plan Services MCR.

Government Contracts Costs

2003 Compared to 2002

Government Contracts costs increased by $336.6 million or 23.2% for the year ended December 31, 2003 compared to the same period in 2002, primarily due to the following:

•	Increases in health care cost estimates of $196.8 million resulting from the call-up of reservists in support of the nation’s heightened military activity and an increased number of enrollees seeking care in the private sector as many military health care professionals were deployed abroad,

•	Increase of $93.5 million related to higher option period pricing,

•	Increase of $42.8 million due to administrative and health care change order cost activities, and

•	Increase in transition costs of $11.6 million from transition activities related to the new TRICARE contract for the North region, partially offset by

•	Decrease in administrative costs of $16.9 million attributed to cost reduction efforts.

Our Government Contracts cost ratio decreased to 95.9% for the year ended December 31, 2003 as compared to 96.9% for the same period in 2002. The improvements are primarily due to higher pricing on new option periods and favorable bid price adjustments.

2002 Compared to 2001

Government Contracts costs increased by $128.3 million or 9.7% for the year ended December 31, 2002 compared to the same period in 2001. This increase is primarily due to increases in health care estimates and higher administrative and health care change order costs. In addition, heightened military activity during 2002 contributed to the increase in health care costs.

Our Government Contracts cost ratio decreased to 96.9% for the year ended December 31, 2002 as compared to 98.9% for the same period in 2001. The 197 basis point improvement is primarily due to risk sharing revenue increases attributable to an increase in services provided to TRICARE participants.

General and Administrative (G&A) Costs

2003 Compared to 2002

G&A costs increased by $56.4 million or 6.6% for the year ended December 31, 2003 as compared to the same period in 2002. The increase reflects continued investment in our operations and systems consolidation projects. Our salaries and benefits expenses increased by $22.0 million for the year ended December 31, 2003 as compared to the same period in 2002. The administrative expense ratio remained the same at 10.6% for the year ended December 31, 2003 as compared to the same period in 2002. The increase of 6.6% in G&A costs substantially offset the increase in health plan services premium revenues of 6.0% for the year ended December 31, 2003.

2002 Compared to 2001

The administrative expense ratio decreased to 10.6% for the year ended December 31, 2002 compared to 10.8% for the same period in 2001. During the third quarter of 2001, we implemented a restructuring plan, referred to herein as the 2001 Plan, to consolidate certain administrative, financial and technology functions. The 2001 Plan included the elimination of approximately 1,500 positions. In 2002, we began to realize operating and administrative expense reductions attributed to the 2001 Plan. The decrease in the ratio attributable to the 2001 Plan is partially offset by higher information technology (“IT”) and severance costs arising from our systems consolidation project, including severance costs for such project.

Selling Costs

2003 Compared to 2002

The selling costs ratio (selling costs as a percentage of Health Plan Services premiums) increased to 2.6% for the year ended December 31, 2003 compared to 2.3% for the same period in 2002. This increase reflects the continued shift of our commercial health plan mix to small group with its higher selling costs.

2002 Compared to 2001

The selling costs ratio increased to 2.3% for the year ended December 31, 2002 compared to 2.2% for the same period in 2001. This increase is due to our commercial health plan mix shifting to small group with its higher selling costs.

Amortization and Depreciation

2003 Compared to 2002

Amortization and depreciation expense decreased by $10.2 million or 14.8% for the year ended December 31, 2003 as compared to the same period in 2002. This decrease is primarily due to the following:

•	Decrease in amortization expense of $4.3 million due to certain intangible assets primarily comprised of employer groups reaching the end of their useful lives in July 2002 and thus becoming fully amortized,

•	Decrease in depreciation expense of $11.4 million from the assets impaired during the fourth quarter ended December 31, 2002 as a result of our systems consolidation project,

•	Decrease in depreciation expense of $2.2 million due to accelerated depreciation of certain assets based on revised useful lives in 2002,

•	Decrease in depreciation expense of $2.7 million due to asset retirements, offset by increase in depreciation expense of $2.7 million from additional investments in IT software, and

•	Increase of $7.6 million from the accelerated depreciation of certain capitalized software as a result of our systems consolidation project in 2001.

2002 Compared to 2001

Amortization and depreciation expense decreased by $29.8 million or 30.2% for the year ended December 31, 2002 compared to the same period in 2001. This decrease is primarily due to the decrease in amortization expense of $27.6 million due to the cessation of goodwill amortization as a result of the adoption of SFAS No. 142 effective January 1, 2002.

There was an increase of $2.0 million in depreciation expense due to accelerated depreciation of certain capitalized software based on revised useful lives as a result of our systems consolidation project. This is offset by a decrease of $1.3 million in depreciation primarily due to asset impairments included in asset impairment and restructuring charges recorded in September 2001.

Interest Expense

2003 Compared to 2002

Interest expense decreased by $1.1 million or 2.7% for the year ended December 31, 2003 as compared to the same period in 2002. During the third quarter ended September 30, 2002, we repaid the entire balance of $120 million on our revolving credit facility balance outstanding as of June 30, 2002. This repayment has resulted in the decreases in our interest expense for the year ended December 31, 2003 as compared to the same period in 2002.

2002 Compared to 2001

Interest expense decreased by $14.7 million or 26.8% for the year ended December 31, 2002 compared to the same period in 2001. During 2002, we repaid the entire balance of $195 million on our revolving credit facility balance outstanding as of December 31, 2001. This repayment has resulted in the decreases in our interest expense for the year ended December 31, 2002 as compared to the same period in 2001.

Asset Impairments and Restructuring Charges

2003 Charges

During 2002, we recorded a pretax $2.4 million estimated loss on assets held for sale related to a corporate facility building in Trumbull, Connecticut consisting entirely of non-cash write-downs of a building and building improvements. On January 26, 2004, we sold these assets for $6.9 million in cash and recognized a pretax loss of $0.7 million as an asset impairment charge in our consolidated statement of operations for the year ended December 31, 2003. We also recognized a pretax $1.9 million impairment on a corporate facility building in Carmichael, California consisting entirely of non-cash write-downs of building and building improvements. The carrying value of this facility was $1.1 million as of December 31, 2003.

During 2000, we secured an exclusive e-business connectivity services contract from the Connecticut State Medical Society IPA, Inc. (“CSMS-IPA”) for $15.0 million that we expected to recover through future connectivity service capabilities. CSMS-IPA is an association of medical doctors providing health care primarily in Connecticut. The amounts paid to CSMS-IPA for this agreement are included in other noncurrent assets, and we periodically assess the recoverability of such assets. During 2002, we entered into various agreements with external third parties in connection with this service capability. We entered into marketing and stock issuance agreement with NaviMedix, Inc. (“NaviMedix”), a provider of online solutions connecting health plans, physicians and hospitals. In exchange for providing general assistance and advice to NaviMedix, we received 800,000 shares of NaviMedix common stock and the right to receive an additional 100,000 earnout shares for each $1 million in certain NaviMedix gross revenues generated during an annualized six-month measurement period. In March 2002, we entered into an assignment, assumption and bonus option agreement with CSMS-IPA pursuant to which CSMS-IPA received 32,000 shares or 4% of the NaviMedix shares that we received and the right to receive 4% of any of the earnout shares we may realize. Under the agreement, CSMS-IPA is also entitled to receive up to an additional 8.2% of the earnout shares from us depending on the proportion of NaviMedix gross revenue that is generated in Connecticut. In March 2002, we entered into a cooperation agreement with CSMS-IPA pursuant to which we jointly designate and agree to evaluate connectivity vendors for CSMS-IPA members. NaviMedix provides connectivity services to our subsidiary, Health Net of the Northeast, Inc. under a three-year term which expires on April 1, 2004.

During the fourth quarter ended December 31, 2003, we assessed the probability and concluded it was unlikely that we would realize any of the earnout shares to which we may be entitled under the marketing and stock issuance agreement with NaviMedix. Also in December 2003, Health Net decided to not renew the agreement with NaviMedix under which they provide connectivity services. However, we intend to enter into an agreement with NaviMedix under which they will provide connectivity services to us for a four month period beginning April 1, 2004. Accordingly, we recognized an asset impairment of $13.8 million on our $15 million asset related to the CSMS-IPA e-business connectivity services contract.

2002 Charges

During the fourth quarter ended December 31, 2002, pursuant to SFAS No. 144, we recognized $35.8 million of impairment charges stemming from purchased and internally developed software that were rendered obsolete as a result of our operations and systems consolidation process.

Effective December 31, 2002, MedUnite, Inc., a health care information technology company in which we had invested $13.4 million, was sold. As a result of the sale, our original investments were exchanged for $1 million in cash and $1.6 million in notes. Accordingly, we wrote off the original investments of $13.4 million less the $1 million cash received and recognized an impairment charge of $12.4 million on December 31, 2002 which included an allowance against the full value of the notes received in exchange.

During the third quarter ended September 30, 2002, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), we evaluated the carrying value of our investments available for sale in CareScience, Inc. The common stock of CareScience, Inc. had been consistently trading below $1.00 per share since early September 2002 and was at risk of being delisted. As a result, we determined that the decline in the fair value of CareScience’s common stock was other than temporary. The fair value of these investments was determined based on quotations available on a securities exchange registered with the SEC as of September 30, 2002. Accordingly, we recognized a pretax $3.6 million write-down in the carrying value of these investments which was classified as asset impairments and restructuring charges during the third quarter ended September 30, 2002.

Pursuant to SFAS No. 115 and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures,” we evaluated the carrying value of our investments in convertible preferred stock and subordinated notes of AmCareco, Inc. arising from a previous divestiture of health plans in Louisiana, Oklahoma and Texas in 1999. Since August 2002, authorities in these states had taken various actions, including license denials and liquidation-related processes, that caused us to determine that the carrying value of these assets was no longer recoverable. Accordingly, we wrote off the total carrying value of our investment of $7.1 million which was included as a charge in asset impairments and restructuring charges during the third quarter ended September 30, 2002.

2001 Charges

As part of our ongoing general and administrative expense reduction efforts, during the third quarter of 2001, we finalized a formal plan to reduce operating and administrative expenses for all business units within the Company (the “2001 Plan”). In connection with the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative, financial and technology functions. We recorded pretax restructuring charges of $79.7 million during the third quarter ended September 30, 2001. As of September 30, 2002, we had completed the 2001 Plan.

The 2001 Plan included the elimination of approximately 1,500 employee positions throughout all of our functional groups, divisions and corporate offices and resulted in severance and benefit related costs of $43.3 million. As of September 30, 2002, the termination of positions in connection with the 2001 Plan had been completed and we recorded a modification of $1.5 million to reflect an increase in the severance and related benefits in connection with the 2001 Plan from the initial amount of $43.3 million to a total of $44.8 million. Various information technology systems and equipment, software development projects and leasehold improvements were affected by the 2001 Plan and resulted in $27.9 million in asset impairment charges. The 2001 Plan also resulted in $5.1 million and $3.4 million of real estate lease termination costs and other costs, respectively. No payments remain to be paid related to the 2001 Plan.

Net Gain (Loss) on Sale of Businesses and Properties and Assets Held for Sale

The divestitures of our employer services group subsidiary, dental plan, vision plan, claims services subsidiaries and Florida health plan and our withdrawal from the Pennsylvania market during 2003, 2002 and 2001 are not expected to have a material impact on our financial condition, results of operations or liquidity. The sales agreements for our employer services group subsidiary and dental and vision subsidiaries included an indemnification obligation for certain pending and threatened litigation as of the closing date and certain litigation arising from disputes prior to the closing date. We have recorded liabilities of $1.2 million related to these obligations as of December 31, 2003.

Employer Services Group Subsidiary

On October 31, 2003, we consummated the sale of our workers’ compensation services subsidiary, Health Net Employer Services, Inc. (“Health Net Employer Services”), along with its subsidiaries Health Net Plus Managed Care

Services, Inc. and Health Net CompAmerica, Inc., collectively known as our employer services group subsidiary, to First Health. The agreement provides Health Net Employer Services customers with continued access to Health Net’s workers’ compensation provider network, and it provides us with access to First Health’s preferred provider organization network. We also entered into a non-compete agreement with First Health. The sale of our employer services group subsidiary closed on October 31, 2003. In connection with this sale, we received $79.5 million in cash and recognized a pretax gain of $11.1 million. We deferred approximately $15.9 million of the gain on the sale of our employer services subsidiary related to non-compete and network access agreements. The deferred revenue is earned over the terms of the agreements over a four to seven year period. Employer services group subsidiary revenue through the date of the sale was reported as part of other income on the consolidated statements of operations.

Dental and Vision Subsidiaries

On October 31, 2003, we consummated the sales of our dental and vision subsidiaries, Health Net Dental and Health Net Vision, to SafeGuard. In addition, we entered into an assumption reinsurance agreement to transfer the full responsibility for the stand alone dental and vision policies of Health Net Life Insurance Company to SafeHealth Life. As a result of the sale, we no longer underwrite or administer stand alone dental and vision products. However, we continue to make available private label dental products through our strategic relationship with SafeGuard, and continue to make available private label vision products through our strategic relationship with EyeMed to our current and prospective members. The stand alone dental products are underwritten and administered by SafeGuard companies. The stand alone vision products are underwritten by Fidelity Security Life Insurance Company and administered by EyeMed. In connection with these sales, we received approximately $14.8 million in cash and transferred $2.1 million in cash and $2.1 million in liabilities under the assumption reinsurance agreement and recognized a pretax gain of $7.8 million. Our dental and vision subsidiaries had been reported as part of our Health Plan Services reportable segment.

Hospital Subsidiaries

In 1999, we sold our two hospital subsidiaries to Health Plus, Inc. As part of the sale, we received cash and a note for $12 million due on August 31, 2003 including any unpaid interest. On August 31, 2003, Health Plus defaulted on the note and we increased the allowance on the note by $3.4 million. The note was fully reserved as of September 30, 2003. We are in the process of trying to restructure the note and are making continued efforts to collect all outstanding principal and interest due on the note. We have recorded the additional $3.4 million allowance in general and administrative expenses in our accompanying consolidated statements of operations for the year ended December 31, 2003.

Pennsylvania Health Plan

Effective September 30, 2003, we withdrew our commercial health plan from the commercial market in the Commonwealth of Pennsylvania. Coverage for our members enrolled in the Federal Employee Health Benefit Plan ended on January 11, 2004. We intend to maintain our network of providers in Pennsylvania to service our New Jersey members and TRICARE eligibles. As of December 31, 2003, we had approximately 3,800 members enrolled in our commercial health plan in Pennsylvania. Our Pennsylvania health plan is reported as part of our Health Plan Services reportable segment.

EOS Claims Services Subsidiary

Effective July 1, 2002, we sold our claims processing subsidiary, EOS Claims Services, Inc. (“EOS Claims”), to Tristar Insurance Group, Inc. (“Tristar”). In connection with the sale, we received $500,000 in cash, and also entered into a Payor Services Agreement. Under the Payor Services Agreement, Tristar has agreed to exclusively use EOS Managed Care Services, Inc. (one of our then remaining subsidiaries) for various managed care services to its customers and clients. We estimated and recorded a $2.6 million pretax loss on the sale of EOS Claims during the second quarter ended June 30, 2002. During the fourth quarter ended December 31, 2003, we recorded an additional $2.1 million pretax loss on the sale due to the sale price true-up as provided for in the sale agreement. EOS Claims revenue through the date of the sale was reported as part of other income on the consolidated statements of operations.

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

Assets Held for Sale

During 2002, we recorded a pretax $2.4 million estimated loss on assets held for sale related to a corporate facility building in Trumbull, Connecticut consisting entirely of non-cash write-downs of a building and building improvements. On January 26, 2004, we sold these assets for $6.9 million in cash and recognized a pretax loss of $0.7 million as an asset impairment charge in our consolidated statement of operations for the year ended December 31, 2003.

Income Tax Provision

2003 Compared to 2002

The effective income tax rate was 37.5% for the year ended December 31, 2003 compared with 33.4% for the same period in 2002. The increase of 410 basis points in the effective tax rate is primarily due to the reduction in the tax benefit associated with tax return examination settlements.

The effective tax rates differed from the statutory federal tax rate of 35.0% due primarily to state income taxes, tax-exempt investment income, business divestitures and tax return examination settlements.

2002 Compared to 2001

The effective income tax rate was 33.4% for the year ended December 31, 2002 compared with 37.0% for the same period in 2001. The decrease of 360 basis points in the effective tax rates is primarily due to the following:

•	The adoption of SFAS No. 142 and the cessation of goodwill amortization caused the tax rate to decrease by 210 basis points. The majority of our goodwill amortization has historically been treated as a permanent difference that was not deductible for tax purposes and that increased the effective tax rate, and

•	A decrease of 110 basis points related to the tax benefit arising from the sales of a claims processing subsidiary and MedUnite, Inc.

The effective tax rate for the year ended December 31, 2002 differed from the statutory federal tax rate of 35.0% due primarily to state income taxes, tax-exempt investment income, business divestitures and tax return examination settlements.

Loss on Settlement from Disposition of Discontinued Operations

During the third quarter ended September 30, 2003, we recognized an $89.1 million loss on settlement from disposition of discontinued operations, net of tax of $47.9 million, or $0.77 per basic share and $0.75 per diluted share, as a result of our settlement agreement with SNTL Litigation Trust, successor-in-interest to Superior National Insurance Group, Inc., to settle all outstanding claims under the Superior National Insurance Group, Inc v. Foundation Health Corporation, et. al. litigation. See Note 12 to the consolidated financial statements and “Part I – Item 3. Legal Proceedings” for additional information regarding the Superior Litigation.

Cumulative Effect of a Change in Accounting Principle

A description of the cumulative effect of a change in accounting principle from adopting SFAS No. 142 is contained in Note 2 to the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

We believe that cash flow from operating activities, existing working capital, lines of credit, and funds from any potential divestitures of business are adequate to allow us to fund existing obligations, introduce new products and services, and continue to develop health care-related businesses. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate.

Our cash flow from operating activities is impacted by the timing of collections on our amounts receivable from government contracts. Government health care receivables are best estimates of payments that are ultimately collectible or payable. Since these amounts are subject to government audit, negotiation and appropriations, amounts ultimately collected may vary significantly from current estimates. Additionally, the timely collection of such receivables is also impacted by government audit and negotiation and could extend for periods beyond a year. Amounts receivable under government contracts were $90.9 million and $78.0 million as of December 31, 2003 and 2002, respectively. The increase is primarily due to an increase in risk sharing revenues and change orders, partially offset by cash received on bid price adjustments and change orders.

Our cash flow from investing activities is primarily impacted by the sales, maturities and purchases of our available-for-sale investment securities. Our investment objective is to maintain safety and preservation of principal by investing in high-quality, investment grade securities while maintaining liquidity in each portfolio sufficient to meet our cash flow requirements and attaining the highest total return on invested funds.

Operating Cash Flows

2003 Compared to 2002

Net cash provided by operating activities was $379.8 million for the year ended December 31, 2003 as compared to $413.5 million for the same period in 2002. The decrease in operating cash flows of $33.7 million was primarily due to the following:

•	Net decrease in net income plus amortization, depreciation and other net non-cash charges of $72.1 million,

•	Net decrease in cash flows from accounts payable and other liabilities of $22.2 million primarily due to an increase in accruals resulting from timing of payments,

•	Net decrease in cash flows from premiums receivable and unearned premiums of $9.1 million primarily from enrollment decreases and

•	Net decrease in cash collections from other assets of $3.2 million, offset by

•	Net increase in cash flows from amounts receivable/payable under government contracts of $40.6 million, primarily resulting from the increases in health care revenue and cost attributable to reservist activation to support increased military activity,

•	Net increase in cash flows of $29.7 million from reserves for claims and other settlements, and

•	Net increase in cash flows of $2.5 million from the tax benefits on stock option exercises.

2002 Compared to 2001

Net cash provided by operating activities was $413.5 million at December 31, 2002 compared to $544.6 million at December 31, 2001. The decrease in operating cash flows of $131.1 million was due primarily to the following:

•	Net decrease in cash flows from amounts receivable/payable under government contracts of $303.4 million for the year ended December 31, 2002 as compared to the same period in 2001. This is primarily due to cash collections in January 2001 of $329 million of the outstanding TRICARE receivables as part of our global settlement with the Department of Defense. Of the $389 million global settlement, $60 million had been received in December 2000. The net settlement amount of $284 million, after paying vendors, providers and amounts owed back to the government, was applied to the continuing operating needs of the three TRICARE contracts and to reducing the outstanding balance of our then-outstanding debt on the revolving credit facility,

•	Net decrease in cash flows from reserves for claims and other settlements of $83.6 million for the year ended December 31, 2002 as compared to the same period in 2001. This is primarily due to higher paid claims driving inventories down, shared risk reserves reduction and higher electronic data interchange and auto adjudication rates, and

•	Net decrease in cash flows of $14.9 million from the tax benefits on stock option exercises, partially offset by

•	Net increase in net income plus amortization and depreciation and non-cash charge items of $82.7 million,

•	Net increase in cash collections from premiums receivable, unearned premiums and other assets of $147.4 million, and

•	Net increase of $40.7 million in cash flows from accounts payable and other liabilities due to timing of payments.

In connection with the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative, financial and technology functions. As of December 31, 2002, we had completed the 2001 Plan and recorded a $1.5 million true-up adjustment in severance and related benefit costs. During 2002, we paid out $26.4 million in total for the 2001 Plan.

Investing Activities

2003 Compared to 2002

Net cash used in investing activities was $105.5 million for the year ended December 31, 2003 as compared to $182.9 million for the same period in 2002. The resulting increase in cash flow of $77.4 million is primarily due to the following:

•	An increase in maturities and sales of available for sale securities of $159.7 million primarily due to an increase in prepayments of mortgage-backed securities and called security holdings attributable to a decline in interest rates, and

•	Cash proceeds of $90.3 million from the sale of our employer services subsidiary and dental and vision subsidiaries in 2003, partially offset by

•	An increase in the purchase of available for sale securities and restricted investments of $168.6 million.

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

Financing Activities

2003 Compared to 2002

Net cash used in financing activities was $246.2 million for the year ended December 31, 2003 as compared to $305.6 million for the same period in 2002. Under our stock repurchase program more fully described below, we repurchased and paid for 10,129,655 shares of our Class A common stock for $288.3 million during the year ended December 31, 2003 compared to 6,519,600 shares for $159.7 million during the same period in 2002. We paid down the entire outstanding balance of our revolving credit facility as of December 31, 2002. Accordingly, the repayment of our credit facility decreased by $195 million, net of $50 million in borrowings, during the year ended December 31, 2003 as compared to the same period in 2002.

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

During 2002, we received approximately $49 million in cash and recognized $18 million in tax benefits as a result of option exercises. During the year ended December 31, 2003, we received approximately $42 million in cash and recognized $15 million in tax benefits as a result of option exercises. As a result of the $67 million (in 2002) and $57 million (in 2003) in realized benefits, our total authority under our stock repurchase program is estimated at $574 million based on the authorization we received from our Board of Directors to repurchase up to an aggregate of up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock. As of March 15, 2004, we had repurchased 17,679,355 shares at an average price of $27.22 per share pursuant to our stock repurchase program.

Our senior notes payable consists of $400 million in aggregate principal amount of 8.375 % senior notes due April 2011. The effective interest rate on the notes when all offering costs are taken into account and amortized over the term of the notes is 8.54% per annum. The notes are redeemable, at our option, at a price equal to the greater of:

•	100% of the principal amount of the notes to be redeemed; and

•	the sum of the present values of the remaining scheduled payments on the notes to be redeemed consisting of principal and interest, exclusive of interest accrued to the date of redemption, at the rate in effect on the date of calculation of the redemption price, discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable yield to maturity (as specified in the indenture governing the notes) plus 40 basis points plus, in each case, accrued interest to the date of redemption.

On February 20, 2004, we entered into interest rate swap contracts to hedge against interest rate risk associated with our fixed rate senior notes payable. See “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the interest rate swap.

Our credit facilities, which provide for an aggregate of $700 million in borrowings, consist of a $175 million 364-day revolving credit facility and a $525 million five-year revolving credit and competitive advance facility. Under the five-year facility, we can obtain letters of credit in an aggregate amount of up to $200 million. The 364-day credit facility was amended on June 25, 2003 to extend the existing credit agreement for an additional 364-day period. We must repay all borrowings, if any, under the 364-day credit facility by June 23, 2004, unless we avail ourselves of a one-year term-out option in the 364-day credit facility. The five-year credit facility expires in June 2006, and we must repay all borrowings, if any, under the five-year credit facility by June 28, 2006, unless the five-year credit facility is extended. The five-year credit facility may, at our request and subject to approval by lenders holding two-thirds of the aggregate amount of the commitments under the five-year credit facility, be extended for up to two 12 month periods to the extent of the commitments made under the five-year credit facility by such approving lenders. Swingline loans under the five-year credit facility are subject to repayment within no more than seven days. We did not have any borrowings under the credit facilities during the year ended December 31, 2003. The maximum commitment level under the credit facilities was $700 million at December 31, 2003.

The credit agreements governing the credit facilities provide for acceleration of repayment of indebtedness under the credit facilities upon the occurrence of customary events of default including the following:

•	failing to pay any principal or interest when due;

•	providing materially incorrect representations;

•	failing to observe any covenant or condition;

•	judgments against us involving in the aggregate an unsecured liability of $25 million or more not paid, vacated, discharged, stayed or bonded pending appeal within 60 days of the final order; our non-compliance with any material terms of HMO or insurance regulations pertaining to fiscal soundness and not cured or waived within 30 days;

•	solvency or financial condition;

•	the occurrence of specified adverse events in connection with any employee pension benefit plan of ours;

•	our failure to comply with the terms of other indebtedness with an aggregate amount exceeding $40 million such that the other indebtedness can be or is accelerated; or

•	a change in control of the Company.

The credit agreements contain negative covenants, including financial covenants, that impose performance requirements on our operations. The financial covenants in the credit agreements provide that:

•	for any period of four consecutive fiscal quarters, the consolidated leverage ratio, which is the ratio of (1) our consolidated funded debt to (2) our consolidated net income before interest, taxes, depreciation, amortization and other specified items (“consolidated EBITDA”), must not exceed 3 to 1;

•	for any period of four consecutive fiscal quarters, the consolidated fixed charge coverage ratio, which is the ratio of (1) our consolidated EBITDA plus consolidated rental expense minus consolidated capital expenditures to (2) our consolidated scheduled debt payments, (defined as the sum of scheduled principal payments, interest expense and rent expense) must be at least 1.5 to 1; and

•	we must maintain our consolidated net worth at a level equal to at least $945 million (less the sum of a pretax charge associated with our sale of the Florida Health Plan and specified pretax charges relating to the write-off of goodwill) plus 50% of our consolidated net income and 100% of our net cash proceeds from equity issuances.

The other covenants in the credit agreements include, among other things, limitations on incurrence of indebtedness by subsidiaries of Health Net, Inc. and on our ability to:

•	incur liens;

•	extend credit and make investments in non-affiliates;

•	merge, consolidate, dispose of stock in subsidiaries, lease or otherwise dispose of assets and liquidate or dissolve;

•	substantially alter the character or conduct of the business of Health Net, Inc. or any of its “significant subsidiaries” within the meaning of Rule 1-02 under Regulation S-X promulgated by the SEC;

•	make restricted payments, including dividends and other distributions on capital stock and redemptions of capital stock if our debt is rated below investment grade by either Standard and Poor’s Rating Service or Moody’s Investor Services; and

•	become subject to other agreements or arrangements that restrict (1) the payment of dividends by any Health Net, Inc. subsidiary, (2) the ability of Health Net, Inc. subsidiaries to make or repay loans or advances to lenders, (3) the ability of any subsidiary of Health Net, Inc. to guarantee our indebtedness or (4) the creation of any lien on property, provided that the foregoing shall not apply to (a) restrictions and conditions imposed by regulatory authorities, or (b) restrictions imposed under either the 364-day revolving credit facility or the five-year revolving credit facility.

As of December 31, 2003, we were in compliance with the covenants contained in the credit facilities.

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

2002 Compared to 2001

Net cash used in financing activities was $305.6 million during the year ended December 31, 2002 as compared to $166.0 million during the same period in 2001. The change was primarily due to the repurchase of 6,519,600 shares of our Class A common stock during 2002 for $159.7 million, offset by the increase of $39.1 million in proceeds received from the exercise of stock options and employee stock purchases. We also paid down our revolving credit facility by an additional $18.9 million over 2001.

Contractual Obligations

Our significant contractual obligations as of December 31, 2003 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in millions):

	Total	2004	2005	2006	2007	2008	There- after
Long-term debt	$400.0	—	—	—	—	—	$400.0
Operating leases	258.7	$40.9	$37.2	$32.7	$30.7	$24.3	92.9
Other purchase obligations	43.5	23.0	9.2	10.2	1.1	—	—
Deferred compensation	35.8	8.0	5.1	5.0	2.5	2.2	13.0
Estimated future payments for Pension and other benefits	15.0	1.0	1.2	1.2	1.3	1.3	9.0	(a)

(a)	Represents estimated future payments from 2009 through 2013.

Operating Leases

We lease office space under various operating leases. Certain leases are cancelable with substantial penalties. See “Part I. Item 2. — Properties” for additional information regarding our leases.

Other Purchase Obligations

Other purchase obligations include payments due under agreements for goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have included in the table set forth under the heading “Contractual Obligations” obligations related to a ten-year pharmacy benefit services agreement that we originally entered into in February 1999 and subsequently modified effective April 1, 2003 and a ten-year agreement for a nurse advice line and other related services that we originally entered into in December 1998 and subsequently modified effective April 1, 2003.

We have excluded from such table amounts already recorded in our current liabilities on our consolidated balance sheet as of December 31, 2003. We have also excluded from such table various contracts we have entered into with our health care providers, health care facilities, the federal government and other contracts that we have entered into for the purpose of providing health care services. We have excluded those contracts that allow for cancellation without significant penalty, obligations that are contingent upon achieving certain goals and contracts for goods and services that are fulfilled by vendors within a short time horizon and within the normal course of business.

The future contractual obligations in the contractual obligations table are estimated based on information currently available. The timing of and the actual payment amounts may differ based on actual events.

We entered into a binding letter agreement on March 1, 2004 to purchase certain assets related to provider network and regional TRICARE Service Center operations from Sierra Military Health Services, Inc. We expect to sign the definitive agreement on or about March 31, 2004. We expect the closing date to be the last date of health care delivery for Region 1, currently expected to be August 31, 2004.

Off-Balance Sheet Arrangements

As of December 31, 2003, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4).

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal areas requiring the use of estimates include revenue recognition, health care costs, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and recoverability of long-lived assets and investments. Accordingly, we consider accounting policies on these areas to be critical in preparing our consolidated financial statements. A significant change in any one of these amounts may have a significant impact on our consolidated results of operations and financial condition. A more detailed description of the significant accounting policies that we use in preparing our financial statements is included in the notes to our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K.

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

Health Plan Services

Reserves for claims and other settlements and health care and other costs payable under government contracts include reserves for claims (incurred but not reported claims (“IBNR”) and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our two reporting segments, Health Plan Services and Government Contracts. As of December 31, 2003, Health Plan Services reserves for claims comprised approximately 76% of reserves for claims and other settlements, and Government Contracts reserves for claims comprised approximately 84% of health care and other costs payable under government contracts. See Note 16 to our accompanying consolidated financial statements for a reconciliation of changes in the reserve for claims.

We estimate the amount of our reserves for claims primarily by using standard actuarial developmental methodologies. This method is also known as the chain-ladder or completion factor method. The developmental method estimates reserves for claims based upon the historical lag between the month when services are rendered and the month claims are paid while taking into consideration, among other things, expected medical cost inflation, seasonality patterns, product mix, benefit plan changes and changes in membership. A key component of the developmental method is the completion factor which is a measure of how complete the claims paid to date are relative to the estimate of the claims for services rendered for a given period. While the completion factors are reliable and robust for older service periods, they are more volatile and less reliable for more recent periods since a large portion of health care claims are not submitted to us until several months after services have been rendered. Accordingly, for the most recent months, the incurred claims are estimated from a trend analysis based on per member per month claims trends developed from the experience in preceding months. This method is applied consistently year over year while assumptions may be adjusted to reflect changes in medical cost inflation, seasonality patterns, product mix, benefit plan changes and changes in membership.

An extensive degree of actuarial judgment is used in this estimation process, considerable variability is inherent in such estimates, and the estimates are highly sensitive to changes in medical claims submission and payment patterns and medical cost trends. As such, the completion factors and the claims per member per month trend factor are the most significant factors used in estimating our reserves for claims. Since a large portion of the reserves for claims is attributed in the most recent months, the estimated reserves for claims is highly sensitive to these factors. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by these factors:

Completion Factor(a) Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for claims	Government Contracts Increase (Decrease) in Reserves for claims
2%	$(42.9) million	$(13.1) million
1%	$(21.9) million	$(6.7) million
(1%)	$22.8 million	$6.9 million
(2%)	$46.6 million	$14.1 million

Medical Cost Trend(b) Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for claims	Government Contracts Increase (Decrease) in Reserves for claims
2%	$19.4 million	$6.0 million
1%	$9.7 million	$3.0 million
(1%)	$(9.7) million	$(3.0) million
(2%)	$(19.4) million	$(6.0) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

Other relevant factors include exceptional situations that might require judgmental adjustments in setting the reserves for claims, such as system conversions, processing interruptions, environmental changes or other factors. None of these factors had a material impact on the development of our claims payable estimates during any of the periods presented in this Annual Report on Form 10-K. All of these factors are used in estimating reserves for claims and are important to our reserve methodology in trending the claims per member per month for purposes of estimating the reserves for the most recent months. In developing its best estimate of reserves for claims, we consistently apply the principles and methodology listed above from year to year, while also giving due consideration to the potential variability of these factors. Because reserves for claims includes various actuarially developed estimates, our actual health care services expense may be more or less than our previously developed estimates. Claim processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed, with any adjustments reflected in current operations.

Our HMO in California generally contracts with various medical groups to provide professional care to certain of its members on a capitated, or fixed per member per month fee basis. Capitation contracts generally include a provision for stop-loss and non-capitated services for which we are liable. Professional capitated contracts also generally contain provisions for shared risk. We have risk-sharing arrangements with certain of our providers related to approximately 1,238,000 members primarily in the California commercial market. Shared-risk arrangements provide for our providers and us to share in the variance between actual costs and predetermined goals. Our health plans in Connecticut, New Jersey and New York market to small employer groups through a marketing agreement with The Guardian Life Insurance Company of America. We have approximately 315,000 members under this agreement. In general, we share equally with The Guardian in the profits of the marketing agreement, subject to certain terms of the marketing agreement related to expenses.

Our HMOs in other states also contract with hospitals, physicians and other providers of health care, pursuant to discounted fee-for-service arrangements, hospital per diems, and case rates under which providers bill the HMOs for each individual service provided to enrollees.

Additionally, we contract with certain hospitals to provide hospital care to enrolled members on a capitation basis.

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Significant factors that can lead to a change in our profitability estimates include margin assumptions, risk share terms and non-performance of a provider under a capitated agreement resulting in membership reverting to fee-for-service arrangements with other providers. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the losses are determined and are classified as Health Plan Services. We had no premium deficiency reserves as of December 31, 2003.

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

Government Contracts

Amounts receivable under government contracts are composed primarily of billed and estimated amounts receivable under cost and performance incentive provisions, price adjustments, and change orders for services not originally specified in the contracts. These receivables develop as a result of TRICARE health care costs rising faster than the forecasted health care cost used in the original contract bids, data revisions on formal contract adjustments and routine contract changes for benefit adjustments.

Change orders for services not originally specified in government contracts arise because the government often directs us to implement changes to our contracts before the scope and/or value of the related services is defined or negotiated. When such a change is implemented, we may start to incur the related costs immediately, even before we have proposed a price to the government. In these situations, our policy is to collect and defer the costs incurred; we make no attempt to estimate and record revenue. Once we have submitted a cost proposal to the government, we record the costs and the appropriate value for revenue, using our best estimate of what will ultimately be negotiated. Such estimates are determined based on information available as well as historical performance and collection of which could extend for periods beyond a year. Differences, which may be material, between the revenue amounts estimated and final amounts collected are recorded in the period when determined.

As discussed in the “Government Contracts Membership” section, we are in process of determining the proper accounting for various other provisions of the new TRICARE North Region contract.

Goodwill

We test goodwill for impairment annually based on the estimated fair value of the reporting units which comprise our Health Plan Services and Government Contracts reportable segments. We test for impairment on a more frequent basis in cases where events and changes in circumstances would indicate that we might not recover the carrying value of goodwill. Our measurement of fair value is based on utilization of both the income and market approaches to fair value determination. As a part of assessing impairments of goodwill and other intangible assets, we perform fair value measurements and utilize an independent third-party professional services firm to assist with this assessment. The income approach is based on a discounted cash flow methodology. The discounted cash flow methodology is based upon converting expected cash flows to present value. Annual cash flows are estimated for each year of a defined multi-year period until the growth pattern becomes stable. The expected interim cash flows expected after the growth pattern becomes stable are calculated using an appropriate capitalization technique and then discounted. The market approach uses a market valuation methodology which includes the selection of companies engaged in a line (or lines) of business similar to ours to be valued and an analysis of our comparative operating results and future prospects in relation to those of the guideline companies selected. The market price multiples are selected and applied to us based on our relative performance, future prospects and risk profiles in comparison to those of the guideline companies. Methodologies for selecting guideline companies include the exchange methodology and the acquisition methodology. The exchange methodology is based upon transactions of minority-interests in publicly traded companies engaged in a line (or lines) of business similar to ours. The public companies selected are defined as guideline companies. The acquisition methodology involved analyzing the transaction involving similar companies that have been bought and sold in the public marketplace. There are numerous assumptions and estimates underlying the determination of the estimated fair value of our reporting units, including certain assumptions and estimates related to future earnings based on current and future initiatives. If these initiatives do not accomplish their targeted objectives, the assumptions and estimates underlying the goodwill impairment tests could be adversely affected and have a material effect upon our financial condition, results of operations or liquidity.

Recoverability of Long-Lived Assets and Investments

We periodically assess the recoverability of our long-lived assets including property and equipment and other long-term assets and investments where events and changes in circumstances would indicate that we might not recover the carrying value as follows:

Long-lived assets held and used

We test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset, significant adverse changes in the business climate or legal factors, current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

If we identify an indicator of impairment, we assess recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value.

Long-lived assets held for sale

Long-lived assets are classified as held for sale when certain criteria are met, which include: management commitment to a plan to sell the assets, the availability of the assets for immediate sale in their present condition, whether an active program to locate buyers and other actions to sell the assets has been initiated, whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year, whether the assets are being marketed at reasonable prices in relation to their fair value and how unlikely it is that significant changes will be made to the plan to sell the assets.

We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

Long-lived assets to be disposed of other than by sale

We classify an asset or asset group that will be disposed of other than by sale as held and used until the disposal transaction occurs. The asset or asset group continues to be depreciated based on revisions to its estimated useful life until the date of disposal or abandonment.

Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the remaining period of use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. As of December 31, 2003, we estimated that our regulated subsidiaries had approximately $918 million in statutory net worth, or approximately $361 million in excess of current regulatory requirements. We generally manage our aggregate regulated subsidiary capital against 300% of Risk Based Capital (“RBC”) Company Action Levels, although RBC standards are not yet applicable to all of our regulated subsidiaries. Certain subsidiaries must maintain ratios of current assets to current liabilities pursuant to certain government contracts. Management believes that as of December 31, 2003, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations. Our parent company contributed $21.0 million to certain of its subsidiaries to meet capital requirements during the year ended December 31, 2003. Of the $21 million, we contributed $20 million to our New Jersey health plan and $1 million to our insurance company in

Connecticut. Except for the $21.0 million in capital contributions, our parent company did not make any capital contributions to its subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations during the year ended December 31, 2003 or thereafter through the date of the filing of this Annual Report on Form 10-K.

Legislation has been or may be enacted in certain states in which our subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders.

As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived, or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends which can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate and market risk primarily due to our investing and borrowing activities. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and in equity prices. Interest rate risk is a consequence of maintaining variable interest rate earning investments and fixed rate liabilities or fixed income investments and variable rate liabilities. We are exposed to interest rate risks arising from changes in the level or volatility of interest rates, prepayment speeds and/or the shape and slope of the yield curve. In addition, we are exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception may affect the value of financial instruments.

We have several bond portfolios to fund reserves. We attempt to manage the interest rate risks related to our investment portfolios by actively managing the asset/liability duration of its investment portfolios. The overall goal for the investment portfolios is to provide a source of liquidity and support the ongoing operations of our business units. Our philosophy is to actively manage assets to maximize total return over a multiple-year time horizon, subject to appropriate levels of risk. Each business unit has additional requirements with respect to liquidity, current income and contribution to surplus. We manage these risks by setting risk tolerances, targeting asset-class allocations, diversifying among assets and asset characteristics, and using performance measurement and reporting.

We use a value-at-risk (“VAR”) model, which follows a variance/covariance methodology, to assess the market risk for our investment portfolio. VAR is a method of assessing investment risk that uses standard statistical techniques to measure the worst expected loss in the portfolio over an assumed portfolio disposition period under normal market conditions. The determination is made at a given statistical confidence level.

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2003. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $15.5 million as of December 31, 2003.

Our calculated value-at-risk exposure represents an estimate of reasonably possible net losses that could be recognized on our investment portfolios assuming hypothetical movements in future market rates and are not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in our investment portfolios during the year. We believe, however, that any loss incurred would be substantially offset by the effects of interest rate movements on our liabilities, since these liabilities are affected by many of the same factors that affect asset performance; that is, economic activity, inflation and interest rates, as well as regional and industry factors.

In addition to the market risk associated with its investments, we have interest rate risk due to our fixed rate borrowings.

We use interest rate swap contracts (“Swap Contracts”) as a part of our hedging strategy to manage certain exposures related to the effect of changes in interest rates on the fair value of the $400 million aggregated principal amount of our

8.375% Senior Notes due on April 15, 2011 (“Senior Notes”). Under the Swap Contracts, we agree to pay an amount equal to a specified variable rate of interest times a notional principal amount and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The Swap Contracts are entered into with a number of major financial institutions in order to minimize counterparty credit risk.

On February 20, 2004, we entered into four Swap Contracts related to the Senior Notes. The Swap Contracts have an aggregate notional amount of $400 million and effectively convert the 8.375% fixed interest rate on the Senior Notes to a variable rate equal to the six-month London Interbank Offered Rate plus 399.625 basis points. The Swap Contracts will be reflected at fair value in our consolidated balance sheet and the related Senior Notes will be reflected at an amount equal to the sum of their carrying value plus an adjustment representing the change in fair value of the Senior Notes attributable to the interest risk being hedged. Because the terms of the swaps match the terms of our Senior Notes, the changes in the fair value of the swaps offset the changes in the adjusted carrying value of our Senior Notes being hedged. The net effect on our operating results will be that the interest expense on our Senior Notes is recorded based on variable interest rates.

The interest rate on borrowings under our revolving credit facility, for which there are none as of December 31, 2003, is subject to change because of the varying interest rates that apply to borrowings under the credit facilities. For additional information regarding our credit facilities, see “Financing Activities.” Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these accounts are based on prevailing market rates.

The fair value of our fixed rate borrowing as of December 31, 2003 was approximately $483 million which was based on bid quotations from third-party data providers. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of December 31, 2003. These cash outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of December 31, 2003 prior to entering into the interest rate swap contracts.

	2004	2005	2006	2007	2008	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowing:
Principal	$—	$—	$—	$—	$—	$400.0	$400.0
Interest	33.5	33.5	33.5	33.5	33.5	83.8	251.3
Valuation of interest rate swap agreement	(8.3)	(6.6)	(3.0)	(0.4)	1.7	8.1	(8.5)

Cash outflow on fixed-rate borrowing	$25.2	$26.9	$80.5	$23.1	$35.2	$491.9	$642.8

Item 8.	Financial Statements and Supplementary Data.

The financial statements listed on the accompanying Index to Consolidated Financial Statements set forth on page F-1 and covered by the Report of Independent Auditors are incorporated in this Item 8 by reference and filed as part of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

On February 11, 2004, we announced that, due to improper recording of workers compensation liabilities, operating leases and certain other items, we would restate our consolidated financial statements for 2002 and 2001 and for the first three quarters of 2003. For a detailed description of the restatements, see Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2002 and Amendment No. 1 to our Quarterly Report on Form 10-Q/A for each of the quarterly periods ended March 31, 2003, June 30, 2003 and September 30, 2003. Our independent auditors, in connection with their audit of our 2003 financial statements, have noted certain matters involving our internal control and its operation in connection with the improper recording of workers’ compensation liabilities and operating leases in the periods affected by the restatements that they consider to be reportable conditions under standards established by the American Institute of Certified Public Accountants and have advised us that, in their judgment, the reportable conditions constitute a material weakness under such standards.

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

Except as described above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this Item as to (1) directors and executive officers of the Company and (2) compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2003, under the captions “Director Nominees,” “Information Concerning Current Members of the Board of Directors and Nominees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference and made a part hereof.

We have adopted a Code of Business Conduct and Ethics that applies to our employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our Internet web site, www.health.net. We intend to post on our Internet web site any amendment to or waiver from the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer and that is required to be disclosed under applicable rules and regulations of the SEC.

Item 11.	Executive Compensation.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2003, under the captions “Executive Compensation and Other Information” and “Directors’ Compensation For 2003.” Such information is incorporated herein by reference and made a part hereof.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Except as set forth below, the information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2003, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference and made a part hereof.

Equity Compensation Plan Information

With respect to securities of the Company authorized for issuance under the Company’s Equity Compensation Plans as of December 31, 2003, the following table is provided:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	8,726,417	$22.68	4,315,736
Equity compensation plans not approved by security holders (2)	4,207,172	$23.69	1,735,004
Total	12,933,589	$22.88	6,050,740

(1)	Includes all stock option plans of the Company other than the 1998 Stock Option Plan.
(2)	Includes the Company’s 1998 Stock Option Plan (the only equity plan not approved by security holders).

1998 Stock Option Plan

On December 5, 1998, we adopted our 1998 Stock Option Plan. The purposes of the 1998 Stock Option Plan are (1) to align the interests of our stockholders and recipients of awards under the plan by increasing the proprietary interest of award recipients in our growth and success; (2) to attract and retain employees and directors and (3) to motivate employees and directors to act in the long-term best interests of our stockholders. The 1998 Stock Option Plan is administered by the Compensation and Stock Option Committee (the “Compensation Committee”) of the Board of

Directors or by the Board of Directors. References in this summary of the 1998 Stock Option Plan to the Compensation Committee refer also to the Board of Directors, if and to the extent that the Board of Directors elects to act in an administrative capacity with respect to the plan. The terms of the plan permit the Compensation Committee to delegate some or all of its power and authority under the plan to executive officers of the Company.

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

Awards.    Under the 1998 Stock Option Plan, the Compensation Committee may grant awards consisting of stock options and stock appreciation rights (“SARs”) to eligible employees and may grant stock awards in the form of restricted stock (which may include associated cash awards) or bonus stock to eligible employees and directors. However, no awards may be granted under the plan to certain highly compensated officers of the Company.

•	Stock options. Stock option awards under the plan consist of stock options which are not intended to qualify as “incentive stock options” under the Internal Revenue Code of 1986, as amended. At the time a stock option is granted, the Compensation Committee determines the number of shares of our Class A Common Stock subject to the option, the exercise price per share of underlying common stock, the period during which the option may be exercised and the restrictions on and conditions to exercise of the option. The exercise price of the option per share of underlying common stock must be at least equal to the fair market value of a share of the common stock on the date the option is granted.

•	Stock appreciation rights. The Compensation Committee may grant SARs in conjunction with a concurrent or pre-existing stock option award. An SAR entitles the holder to receive, upon exercise of the SAR and surrender of the related stock option, shares of common stock, cash or a combination of stock and cash with an aggregate value equal to the product of

•	the excess of (1) the fair market value of one share of common stock on the date of exercise over (2) the base price of the SAR,

multiplied by

•	the number of shares of common stock subject to the surrendered stock option. The base price of an SAR is equal to the exercise price per share of the related stock option. The term, exercisability and other provisions of an SAR are fixed by the Compensation Committee.

•	Stock awards. The Compensation Committee may award shares of our Class A Common Stock either as a restricted stock award or as bonus stock that is not subject to restriction. Bonus stock awards are vested upon grant. In the case of restricted stock, the Compensation Committee fixes the restrictions, the restriction period and the valuation date applicable to each award. The recipient of a restricted stock award will be unable to dispose of the shares prior to the expiration of the applicable restricted period. Unless otherwise determined by the Compensation Committee, during the restricted period, the recipient is entitled to vote the shares and receive any regular cash dividends on the shares. In connection with any restricted stock award, the Compensation Committee may authorize the payment of a cash award, subject to restrictions and other terms and conditions prescribed by the Compensation Committee, to the holder of the restricted stock, payable at any time after the restricted stock becomes vested. The amount of the cash award may not exceed 100% of the average fair market value of the restricted stock as determined over a period of 60 consecutive trading days ending on the applicable valuation date.

Change of Control.    In the event of a “Change of Control” (as that term is defined in the 1998 Stock Option Plan) all stock options and SARs outstanding under the 1998 Stock Option Plan will become immediately exercisable in full and the restrictions on all restricted stock awards will lapse. All awards under the plan are required to be evidenced by a written agreement on terms approved by the Compensation Committee, subject to the provisions of the plan. An agreement evidencing stock options or restricted stock granted under the plan may contain provisions limiting the acceleration of the exercisability of options and the acceleration of the lapse of restrictions on restricted stock in connection with a Change of Control as the Compensation Committee deems appropriate to ensure that the penalty provisions applicable to excess parachute payments under the Internal Revenue Code of 1986, as amended, will not apply to any stock, cash or other property received by the award holder from the Company.

Termination of Employment or Service.    In the event of the termination of employment or service as a director of the holder of an award, other than in the event of a termination or removal for “Cause” (as defined under the 1998 Stock Option Plan), the Compensation Committee may provide for the vesting of the holder’s restricted stock, cash awards and stock options under the plan. In the event an award holder is terminated (or removed from the Board of Directors) for “Cause,” all of the holder’s restricted stock and cash awards under the plan that remain subject to restrictions will be forfeited and all of the holder’s stock options under the plan will be terminated.

Amendment and Termination.    The plan, which is subject to amendment or termination by the Board of Directors, will terminate automatically, unless terminated earlier by the Board of Directors, when shares of our Class A Common Stock are no longer available for the grant of awards under the plan.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2003, under the caption “Certain Relationships and Related Party Transactions.” Such information is incorporated herein by reference and made a part hereof.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2003, under the caption “Principal Accountant Fees and Services.” Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Financial Statements, Schedules and Exhibits

1. Financial Statements

The financial statements listed on the accompanying Index to Consolidated Financial Statements set forth on page F-1 and covered by the Report of Independent Auditors are incorporated into this Item 15(a) by reference and filed as part of this Annual Report on Form 10-K.

2. Financial Statement Schedules

The financial statement schedules listed on the accompanying Index to Consolidated Financial Statements set forth on page F-1 and covered by the Report of Independent Auditors are incorporated into this Item 15(a) by reference and filed as part of this Annual Report on Form 10-K.

3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated October 1, 1996, by and among Health Systems International, Inc., FH Acquisition Corp. and Foundation Health Corporation (filed as Exhibit 2.5 to the Company’s Registration Statement on Form S-4 (File No. 333-19273) on January 6, 1997 and incorporated herein by reference).

3.1	Fifth Amended and Restated Certificate of Incorporation of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).

†3.2	Ninth Amended and Restated Bylaws of Health Net, Inc., a copy of which is filed herewith

4.1	Form of Class A Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form
10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

4.2	Rights Agreement dated as of June 1, 1996 by and between Heath Systems International, Inc. and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 99.1 to the Company’s Registration Statement on Form
8-A (File No. 1-12718) on July 16, 1996 and incorporated herein by reference).

4.3	Amendment, dated as of October 1, 1996, to the Rights Agreement, by and between Health Systems International, Inc. and Harris Trust and Savings Bank (filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 1) (File No. 1-12718) on May 9, 2001 and incorporated herein by reference).

4.4	Second Amendment to Rights Agreement, dated as of May 3, 2001, by and among Health Net, Inc., Harris Trust and Savings Bank and Computershare Investor Services, L.L.C. (filed as Exhibit 3 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 1) (File No. 1-12718) on May 9, 2001 and incorporated herein by reference).

4.5	Indenture dated as of April 12, 2001 by and between Health Net, Inc. and U.S. Bank Trust National Association, as Trustee (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-12718) and incorporated herein by reference.)

*10.1	Employment Letter Agreement between Foundation Health Systems, Inc. and Karin D. Mayhew dated
January 22, 1999 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-12718) and incorporated herein by reference).

*10.2	Letter Agreement dated June 25, 1998 between B. Curtis Westen and Foundation Heath Systems, Inc. (filed as Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.3	Amended Letter Agreement between Foundation Health Systems, Inc. and Jay M. Gellert dated as of August 22, 1997 (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.4	Letter Agreement between Foundation Health Systems, Inc. and Jay M. Gellert dated as of March 2, 2000 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.5	Letter Agreement between Health Net, Inc. and Jay M. Gellert dated as of October 13, 2002 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.6	Employment Letter Agreement between Health Net, Inc. and Marvin P. Rich dated January 25, 2002 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

*10.7	Separation, Waiver and Release Agreement between Health Net, Inc. and Steven P. Erwin dated March 15, 2002 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718), and incorporated herein by reference).

*10.8	Separation, Waiver and Release Agreement between Health Net, Inc. and Gary Velasquez dated April 15, 2002 (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.9	Separation, Waiver and Release Agreement between Health Net, Inc. and Cora Tellez dated April 30, 2002 (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.10	Employment Letter Agreement between Health Net, Inc. and Christopher P. Wing dated March 8, 2002 (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.11	Employment Letter Agreement between Health Net, Inc. and Jeffrey M. Folick dated May 22, 2002 (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.12	Form of Severance Payment Agreement dated December 4, 1998 by and between Foundation Health Systems, Inc. and various of its executive officers (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 1, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.13	Form of Agreement amending Severance Payment Agreement by and between Health Net, Inc. and various of its executive officers (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.14	Form of Stock Option Agreement utilized for Tier 1 officers of Health Net, Inc. (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

†*10.15	Form of Nonqualified Stock Option Agreement utilized for Tier 2 officers of Health Net, Inc., a copy of which is filed herewith.

*10.16	Form of Restricted Stock Agreement utilized by Health Net, Inc. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12718) and incorporated herein by reference)

†*10.17	Form of Nonqualified Stock Option Agreement utilized for Tier 3 officers of Health Net, Inc., a copy of which is filed herewith.

†*10.18	Health Net, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2004, a copy of which is filed herewith.

†*10.19	Health Net, Inc. Deferred Compensation Plan for Directors effective January 1, 2004, a copy of which is filed herewith.

*10.20	Foundation Health Systems, Inc. Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.21	Foundation Health Systems, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.22	Amendment to Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.23	Foundation Health Systems, Inc. 1997 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.24	Amendment to Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.25	Second Amendment to Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.26	Foundation Health Systems, Inc. 1998 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.27	Amendments to Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.28	Second Amendment to Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.29	Health Net, Inc. 2002 Stock Option Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.30	Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.31	Health Net, Inc. Employee Stock Purchase Plan, as amended and restated as of January 1, 2002 (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference.

*10.32	Foundation Health Systems, Inc. Executive Officer Incentive Plan (filed as Annex A to the Company’s definitive proxy statement on March 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.33	Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.34	Amendments through December 31, 2002 made to the Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No.
1-12718) and incorporated herein by reference).

*10.35	Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.36	1990 Stock Option Plan of Foundation Health Corporation (as amended and restated effective April 20, 1994) (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-24621) on April 4, 1997 and incorporated herein by reference).

*10.37	Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.38	Foundation Health Corporation Executive Retiree Medical Plan (as amended and restated effective April 25, 1995) (filed as Exhibit 10.101 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

10.39	Five-Year Credit Agreement dated as of June 28, 2001 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender (filed as Exhibit 10.34 to the Company’s Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).

10.40	364-Day Credit Agreement dated as of June 28, 2001 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.35 to the Company’s Registration Statement on Form S-4 (File No. 333-67258) on August 10, 2001 and incorporated herein by reference).

10.41	First Amendment to 364-Day Credit Agreement dated as of June 27, 2002 among the Company, the lenders party thereto and Bank of America, N.A. as Administrative Agent (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

†10.42	Second Amendment to 364-Day Credit Agreement dated as of June 25, 2003 among the Company, the lenders party thereto and Bank of America, N.A. as Administrative Agent, a copy of which is filed herewith.

10.43	First Amendment to Office Lease, dated May 14, 2001, between Health Net (a California corporation) and LNR Warner Center, LLC (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

†10.44	Lease Agreements dated as of March 5, 2001 by and between Health Net, Inc. and Landhold, Inc., copies of which are filed herewith.

†10.45	Office Lease Agreement dated as of September 9, 1998 by and between Foundation Health Systems, Inc. and AH Warner Center Properties, LLC, as amended on August 8, 2000 and December 22, 2003, copies of which are filed herewith.

†10.46	Office Lease Agreement dated as of December 22, 2003 by and between Health Net, Inc. and Douglas Emmett Realty Fund 2000 L.P., a copy of which is filed herewith.

10.48	Office Lease dated September 20, 2000 by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

10.49	Stock Purchase Agreement dated January 19, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.50	Amendment to Stock Purchase Agreement dated February 2, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.51	Second Amendment to Stock Purchase Agreement dated February 8, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.52	Third Amendment to Stock Purchase Agreement dated February 16, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.53	Fourth Amendment to Stock Purchase Agreement dated February 28, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.54	Fifth Amendment to Stock Purchase Agreement dated May 1, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.55	Sixth Amendment to Stock Purchase Agreement dated June 4, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.56	Seventh Amendment to Stock Purchase Agreement dated June 29, 2001 by and between Health Net, Inc. and Florida Health Plan Holdings II, L.L.C. (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated August 1, 2001 (File No. 1-12718) and incorporated herein by reference).

10.57	Purchase and Sale Agreement dated as of April 7, 2003 by and between SafeGuard Health Enterprises, Inc. and Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.58	Assumption and Indemnity Reinsurance Agreement dated as of April 7, 2003 by and among Health Net Life Insurance Company and SafeHealth Life Insurance Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.59	Network Access Agreement dated as of April 7, 2003 by and among Health Net Life Insurance Company and SafeHealth Life Insurance Company (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.60	Stock Purchase Agreement dated as of September 2, 2003 by and between Health Net, Inc. and First Health Group Corp. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-12718) and incorporated herein by reference).

10.61	Amendment No. 1 to Stock Purchase Agreement dated as of September 2, 2003 by and between Health Net, Inc. and First Health Group Corp. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-12718) and incorporated herein by reference).

10.62	Stock Purchase Agreement dated as of September 2, 2003 by and between Health Net, Inc. and First Health Group Corp. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-12718) and incorporated herein by reference).

10.63	Amendment No. 1 to Stock Purchase Agreement dated as of October 31, 2003 by and between Health Net, Inc. and First Health Group Corp. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-12718) and incorporated herein by reference).

†11	Statement relative to computation of per share earnings of the Company (included in Note 2 to the consolidated financial statements included as part of this Annual Report on Form 10-K).

†21	Subsidiaries of Health Net, Inc., a copy of which is filed herewith.

†23	Consent of Deloitte & Touche LLP, a copy of which is filed herewith.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.
†	A copy of the exhibit is being filed with this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

Current Report on Form 8-K filed by the Company on November 6, 2003 furnishing under Item 12 thereof the Company’s November 4, 2003 press release reporting third quarter ended September 30, 2003 earnings and a transcript of the Company’s November 4, 2003 conference call relating thereto.

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

Index to Consolidated Financial Statements

The following consolidated financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K:

Re port of Independent Auditors

To the Board of Directors and Stockholders of

Health Net, Inc.

Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Health Net, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Health Net, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets upon adoption of the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Deloitte & Touche LLP

Los Angeles, California

March 15, 2004

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$860,871	$832,793
Investments – available for sale	1,082,789	1,008,975
Premiums receivable, net of allowance for doubtful accounts (2003 – $10,523; 2002 – $13,964)	144,968	164,043
Amounts receivable under government contracts	90,928	77,969
Reinsurance and other receivables	105,074	108,147
Deferred taxes	43,008	62,930
Other assets	84,842	91,399

Total current assets	2,412,480	2,346,256
Property and equipment, net	190,900	199,218
Goodwill, net	729,506	762,066
Other intangible assets, net	19,918	22,339
Deferred taxes	44,769	12,216
Other noncurrent assets	151,703	118,656

Total Assets	$3,549,276	$3,460,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,024,550	$1,025,269
Health care and other costs payable under government contracts	256,009	219,454
Unearned premiums	178,115	175,846
Accounts payable and other liabilities	315,031	282,844

Total current liabilities	1,773,705	1,703,413
Senior notes payable	398,963	398,821
Other noncurrent liabilities	82,383	58,101

Total Liabilities	2,255,051	2,160,335

Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Class A common stock ($0.001 par value, 350,000 shares authorized; issued 2003 – 133,421 shares; 2002 – 130,506 shares)	133	131
Class B non-voting convertible common stock ($0.001 par value, 30,000 shares authorized; none issued and outstanding)	—	—
Restricted common stock	5,885	1,913
Unearned compensation	(3,995)	(1,441)
Additional paid-in capital	789,259	730,495
Treasury Class A common stock, at cost (2003 – 19,994 shares; 2002 – 9,864 shares)	(549,102)	(259,513)
Retained earnings	1,051,776	817,746
Accumulated other comprehensive income	269	11,085

Total Stockholders’ Equity	1,294,225	1,300,416

Total Liabilities and Stockholders’ Equity	$3,549,276	$3,460,751

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues
Health plan services premiums	$9,093,219	$8,581,658	$8,575,012
Government contracts	1,865,773	1,498,689	1,339,066
Net investment income	59,332	65,210	78,785
Other income	46,378	49,201	70,282

Total revenues	11,064,702	10,194,758	10,063,145

Expenses
Health plan services	7,516,838	7,161,520	7,243,645
Government contracts	1,789,523	1,452,968	1,324,648
General and administrative	912,531	856,169	874,504
Selling	233,519	197,751	186,143
Depreciation	55,903	61,832	61,073
Amortization	2,774	7,060	37,622
Interest	39,135	40,226	54,940
Asset impairments and restructuring charges	16,409	60,337	79,667
Net (gain) loss on sales of businesses and properties and assets held for sale	(18,901)	5,000	72,422

Total expenses	10,547,731	9,842,863	9,934,664

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	516,971	351,895	128,481
Income tax provision	193,891	117,374	47,539

Income from continuing operations before cumulative effect of a change in accounting principle	323,080	234,521	80,942
Discontinued operations:
Loss on settlement from disposition, net of tax	(89,050)	—	—

Income before cumulative effect of a change in accounting principle	234,030	234,521	80,942
Cumulative effect of a change in accounting principle, net of tax	—	(8,941)	—

Net income	$234,030	$225,580	$80,942

Basic earnings (loss) per share:
Income from continuing operations	$2.79	$1.89	$0.66
Loss on settlement from disposition of discontinued operations, net of tax	(0.77)	—	—
Cumulative effect of a change in accounting principle	—	(0.07)	—

Net	$2.02	$1.82	$0.66

Diluted earnings (loss) per share:
Income from continuing operations	$2.73	$1.86	$0.65
Loss on settlement from disposition of discontinued operations, net of tax	(0.75)	—	—
Cumulative effect of a change in accounting principle	—	(0.07)	—

Net	$1.98	$1.79	$0.65

Weighted average shares outstanding:
Basic	115,999	124,221	123,192
Diluted	118,278	126,004	125,186

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock				Additional Paid-In Capital	Restricted Common Stock	Unearned Compensation			Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Class A		Class B					Common Stock Held in Treasury
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at January 1, 2001	125,994	$126	—	—	$649,166			(3,194)	$(95,831)	$511,224	$(3,554)	1,061,131
Comprehensive income:
Net income										80,942		80,942
Change in unrealized depreciation on investments, net of tax of $2,865											4,277	4,277

Total comprehensive income												85,219

Exercise of stock options including related tax benefit	820	1			12,495							12,496
Employee stock purchase plan	65				1,079							1,079

Balance as of December 31, 2001	126,879	127			662,740			(3,194)	(95,831)	592,166	723	1,159,925
Comprehensive income:
Net income										225,580		225,580
Change in unrealized appreciation on investments, net of tax of $5,741											10,362	10,362

Total comprehensive income												235,942

Exercise of stock options including related tax benefit	3,504	4			66,904							66,908
Repurchases of common stock								(6,670)	(163,682)			(163,682)
Issuance of restricted stock	80					$1,913	$(1,913)					—
Amortization of restricted stock grants							472					472
Employee stock purchase plan	43				851							851

Balance as of December 31, 2002	130,506	131	—	—	730,495	1,913	(1,441)	(9,864)	(259,513)	817,746	11,085	1,300,416
Comprehensive income:
Net income										234,030		234,030
Minimum pension liability adjustment											(469)	(469)
Change in unrealized appreciation on investments, net of tax benefit of $6,852											(10,347)	(10,347)

Total comprehensive income												223,214

Exercise of stock options including related tax benefit	2,687	2			57,130							57,132
Repurchases of common stock								(10,130)	(289,589)			(289,589)
Issuance of restricted stock	190					4,661	(4,661)					—
Amortization of restricted stock grants							2,107					2,107
Lapse of restrictions of restricted stock grants					689	(689)						—
Employee stock purchase plan	38				945							945

Balance as of December 31, 2003	133,421	$133	—	$—	$789,259	$5,885	$(3,995)	(19,994)	$(549,102)	$1,051,776	$269	$1,294,225

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$234,030	$225,580	$80,942
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	58,677	68,892	98,695
Asset impairments	16,409	58,817	27,760
Net (gain) loss on sales of businesses and properties and assets held for sale	(18,901)	5,000	72,422
Cumulative effect of a change in accounting principle	—	8,941	—
Other changes	5,138	213	4,956
Changes in assets and liabilities, net of effects of dispositions:
Premiums receivable and unearned premiums	20,163	29,240	(79,658)
Other assets	35,915	39,118	632
Amounts receivable/payable under government contracts	23,596	(17,032)	286,407
Reserves for claims and other settlements	2,737	(26,941)	56,617
Tax benefit on stock options and restricted stock	(15,694)	(18,192)	(3,330)
Accounts payable and other liabilities	17,702	39,881	(824)

Net cash provided by operating activities	379,772	413,517	544,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	294,976	347,944	246,617
Maturities of investments	572,245	359,528	586,922
Purchases of investments	(977,266)	(826,033)	(1,204,667)
Purchases of property and equipment	(54,915)	(45,314)	(69,512)
Cash received from (disposed in) the sale of businesses and properties	90,316	(5,474)	(58,997)
Purchases of restricted investments and other	(30,878)	(13,542)	(17,941)

Net cash used in investing activities	(105,522)	(182,891)	(517,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	42,330	49,524	10,449
Proceeds from issuance of notes payable and other financing arrangements	5,680	50,000	601,102
Repurchases of common stock	(288,318)	(159,676)	—
Repayment of debt and other noncurrent liabilities	(5,864)	(245,410)	(777,598)

Net cash used in financing activities	(246,172)	(305,562)	(166,047)

Net increase (decrease) in cash and cash equivalents	28,078	(74,936)	(139,006)
Cash and cash equivalents, beginning of year	832,793	907,729	1,046,735

Cash and cash equivalents, end of year	$860,871	$832,793	$907,729

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$36,296	$38,188	$46,501
Income taxes paid	126,709	76,647	24,154
Securities reinvested from restricted available for sale investments to restricted cash	82,676	58,156	—
Securities reinvested from restricted cash to restricted available for sale investments	58,672	77,635	—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock	$4,661	$1,913	$—
Notes and stocks received on sale of businesses	—	224	41,000

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1—Description of Business

Health Net, Inc. (referred to herein as the Company, we, us, our or HNT) is an integrated managed care organization that delivers managed health care services. We are among the nation’s largest publicly traded managed health care companies. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (HMOs), preferred provider organizations (PPOs) and point of service (POS) plans to approximately 5.3 million individuals in 14 states through group, individual, Medicare, Medicaid and TRICARE programs. Our subsidiaries also offer managed health care products related to behavioral health and prescription drugs. We also own health and life insurance companies licensed to sell exclusive provider organization (EPO), PPO, POS and indemnity products, as well as auxiliary non-health products such as life and accidental death and disability insurance in 36 states and the District of Columbia.

We currently operate within two reportable segments: Health Plan Services and Government Contracts. Our current Health Plan Services reportable segment includes the operations of our health plans in the states of Arizona, California, Connecticut, New Jersey, New York and Oregon, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. We have approximately 3.7 million at-risk and 0.1 million administrative services only (ASO) members in our Health Plan Services reportable segment. As of December 31, 2003, we no longer offer coverage for our health plan in the Commonwealth of Pennsylvania. We had offered dental and vision services through our dental and vision plans until the sale of the plans on October 31, 2003. See Note 3 for a discussion of the sale of our dental and vision plans. We had offered workers’ compensation managed care cost containment services directly to customers until the sale of our employer services group subsidiary on October 31, 2003. See Note 3 for a discussion of the sale of our employer services group subsidiary. Revenues from our employer services group division were included in “Other income.”

Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE program and other government contracts. The Government Contracts reportable segment administers large, multi-year managed health care government contracts. Certain components of these contracts are subcontracted to unrelated third parties. The Company administers health care programs covering approximately 1.5 million eligible individuals under TRICARE. The Company currently has three TRICARE contracts that cover Alaska, Arkansas, California, Hawaii, Oklahoma, Oregon, Washington and parts of Arizona, Idaho, Louisiana and Texas. These contracts will expire in 2004. In August 2003, we were awarded a new five year contract for the TRICARE North Region that supports nearly 2.8 million Military Health System (MHS) eligible beneficiaries, including the provision of health care and administrative services for 1.7 million TRICARE eligibles and the provision of administrative services only for 1.1 million other MHS-eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries). This contract covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers a small portion of Tennessee, Missouri and Iowa. Health care delivery is expected to begin on the new North Region contract on July 1, 2004 for the area that was previously Regions 2 and 5 and September 1, 2004 for the area that was previously Region 1.

Note 2—Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal areas requiring the use of estimates include the determination of allowances for doubtful accounts, reserves for claims and other settlements, reserves for professional and general liabilities (including litigation and workers’ compensation reserves), amounts receivable or payable under government contracts, remaining reserves for restructuring and other charges, and assumptions when determining net realizable values on long-lived assets.

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

Government contracts revenues are recognized in the month in which the eligible beneficiaries are entitled to health care services or in the month in which the administrative services are performed or the period that coverage for services is provided. Government contracts also contain cost and performance incentive provisions which adjust the contract price based on actual performance, and revenue under the expiring government contracts is subject to price adjustments attributable to inflation and other factors. The effects of these adjustments are recognized on a monthly basis, although the final determination of these amounts could extend significantly beyond the period during which the services were provided. Amounts receivable under government contracts are comprised primarily of estimated amounts receivable under these cost and performance incentive provisions, price adjustments, and change orders for services not originally specified in the contracts.

These change orders arise because the government often directs us to implement changes to our contracts before the scope and/or value is defined or negotiated. We start to incur costs immediately, before we have proposed a price to the government. In these situations, we make no attempt to estimate and record revenue. Our policy is to collect and defer the costs incurred. Once we have submitted a cost proposal to the government, we will record the costs and the appropriate value for revenue, using our best estimate of what will ultimately be negotiated. These receivables develop as a result of TRICARE health care costs rising faster than the forecasted health care cost trends used in the original expiring contract bids, data revisions on formal contract adjustments and routine contract changes for benefit adjustments.

During the fourth quarter ended December 31, 2003, we recognized revenues and expenses of approximately $13.6 million and $11.6 million, respectively, for the transition process specified by the new TRICARE North Region contract as earned and incurred. As of December 31, 2003, we are in process of determining the proper revenue and expense recognition for various other provisions of the new TRICARE North Region contract awarded to us for which we will begin service delivery on July 1, 2004 (see Note 1).

Health Care Services and Government Contract Expenses

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

Our HMOs, primarily in California, generally contract with various medical groups to provide professional care to certain of their members on a capitated, or fixed per member per month fee basis. Capitation contracts generally include a provision for stop-loss and non-capitated services for which we are liable. Professional capitated contracts also generally contain provisions for shared risk, whereby the Company and the medical groups share in the variance between actual costs and predetermined goals. Additionally, we contract with certain hospitals to provide hospital care to enrolled members on a capitation basis. Our HMOs also contract with hospitals, physicians and other providers of health care, pursuant to discounted fee-for-service arrangements, hospital per diems, and case rates under which providers bill the HMOs for each individual service provided to enrollees.

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the loss is determined and are classified as Health Plan Services. We had no premium deficiency reserves as of December 31, 2003 or 2002.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

We and our consolidated subsidiaries are required to set aside certain funds for restricted purposes pursuant to regulatory requirements. As of December 31, 2003 and 2002, the restricted cash and cash equivalents balances totaled $62.4 million and $4.3 million, respectively, and are included in other noncurrent assets.

Investments

Investments classified as available-for-sale are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in investment income.

The Emerging Issues Task Force (EITF) reached consensus on Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities with unrealized losses that have not been recognized as other-than-temporary impairments classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (see Note 4).

Certain long-term debt investments are held by trustees or agencies pursuant to state regulatory requirements. These investments totaled $0.8 million and $1.3 million as of December 31, 2003 and 2002, respectively, and are included in other noncurrent assets. Short-term investments held by trustees or agencies pursuant to state regulatory requirements were $72.7 million and $109.1 million as of December 31, 2003 and 2002, respectively, and are included in investments available for sale (see Note 11). Market values approximate carrying value as of December 31, 2003 and 2002.

During 2002, we recorded an impairment charge of $3.6 million related to an other-than-temporary decline in the fair value of certain investments available for sale (see Note 14).

Government Contracts

Amounts receivable under government contracts include both amounts billed ($12.0 million and $7.2 million of net receivables as of December 31, 2003 and 2002, respectively) and estimates for amounts to be received under cost and performance incentive provisions, price adjustments and change orders for services not originally specified in the contracts. Such estimates are determined based on information available as well as historical performance and collection of which could extend for periods beyond a year. Differences, which may be material, between the amounts estimated and final amounts collected are recorded in the period when determined.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of estimated useful lives of the various classes of assets or the lease term. The useful life for buildings and improvements is estimated at 35 to 40 years, and the useful lives for furniture, equipment and software range from two to eight years (see Note 5).

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

During the years ended December 31, 2003 and 2002, we recorded impairment charges of $2.6 million for real estate we own and $35.8 million for certain information technology-related assets, respectively (see Note 14).

We periodically assess long-lived assets or asset groups including property and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If we identify an indicator of impairment, we assess recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. Long-lived assets are classified as held for sale when certain criteria are met. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

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

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which, among other things, eliminates amortization of goodwill and other intangibles with indefinite lives. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets. The impairment test follows a two-step approach. The first step determines if the goodwill is potentially impaired; the second step measures the amount of the impairment loss, if necessary. Under the first step, goodwill is considered potentially impaired if the value of the reporting unit is less than the reporting unit’s carrying amount, including goodwill. Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of goodwill, as calculated. The fair value of goodwill is calculated by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit as if the reporting unit was purchased in a business combination and the purchase price was the fair value of the reporting unit.

We identified the following six reporting units with goodwill within our businesses: Health Plans, Government Contracts, Behavioral Health, Dental & Vision, Subacute and Employer Services Group. In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units upon adoption of this Standard. We also re-assessed the useful lives of our other intangible assets and determined that they properly reflect the estimated useful lives of these assets. As a result of these impairment tests, we identified goodwill impairment at our behavioral health subsidiary and at our employer services group subsidiary in the amounts of $3.5 million and $5.4 million, respectively. Accordingly, we recorded an impairment charge to goodwill of $8.9 million, net of tax benefit of $0, which was reflected as a cumulative effect of a change in accounting principle in the consolidated statement of operations during the first quarter ended March 31, 2002. As part of our annual goodwill impairment test, we completed an evaluation of goodwill with the assistance of the same independent third-party professional services firm at each of our reporting units as of June 30, 2003 and 2002. We perform our annual goodwill impairment test as of June 30 in each year. No further goodwill impairments have been identified in any of our reporting units.

Our measurement of fair value was based on utilization of both the income and market approaches to fair value determination. As a part of assessing impairments of goodwill and other intangible assets, we perform fair value measurements. This includes using an independent third-party professional services firm. The income approach was based on a discounted cash flow methodology. The discounted cash flow methodology is based upon converting expected cash flows to present value. Annual cash flows were estimated for each year of a defined multi-year period until the growth pattern becomes stable. The interim cash flows expected after the growth pattern becomes stable were calculated using an appropriate capitalization technique and then discounted. The market approach used a market valuation methodology which included the selection of companies engaged in a line (or lines) of business similar to the Company to be valued and an analysis of the comparative operating results and future prospects of the Company in relation to the guideline companies selected. The market price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profiles of the Company in comparison to the guideline companies. Methodologies for selecting guideline companies include the exchange methodology and the acquisition methodology. The exchange methodology is based upon transactions of minority interests in publicly traded companies engaged in a line (or lines) of business similar to the Company. The public companies selected are defined as guideline companies. The acquisition methodology involved analyzing the transaction involving similar companies that have been bought and sold in the public marketplace.

The following table illustrates the effect of adopting SFAS No. 142 on net income as previously reported (amounts in millions, except per share data):

	Year Ended December 31,
	2003	2002	2001
Reported income from continuing operations before cumulative effect of a change in accounting principle	$323.1	$234.5	$80.9
Add back: Goodwill amortization (net of tax effect)	—	—	25.7

Adjusted income from continuing operations before cumulative effect of a change in accounting principle	323.1	234.5	106.6
Reported discontinued operations: loss on settlement from disposition, net of tax	(89.1)	—	—
Reported cumulative effect of a change in accounting principle, net of tax	—	(8.9)	—

Adjusted net income	$234.0	$225.6	$106.6

	Year Ended December 31,
	2003	2002	2001
BASIC EARNINGS PER SHARE:
Reported income from continuing operations before cumulative effect of a change in accounting principle	$2.79	$1.89	$0.66
Add back: Goodwill amortization (net of tax effect)	—	—	0.21

Adjusted income from continuing operations before cumulative effect of a change in accounting principle	2.79	1.89	0.87
Reported discontinued operations: loss on settlement from disposition, net of tax	(0.77)	—	—
Reported cumulative effect of a change in accounting principle, net of tax	—	(0.07)	—

Adjusted net income	$2.02	$1.82	$0.87

	Year Ended December 31,
	2003	2002	2001
DILUTED EARNINGS PER SHARE:
Reported income from continuing operations before cumulative effect of a change in accounting principle	$2.73	$1.86	$0.65
Add back: Goodwill amortization (net of tax effect)	—	—	0.20

Adjusted income from continuing operations before cumulative effect of a change in accounting principle	2.73	1.86	0.85
Reported discontinued operations: loss on settlement from disposition, net of tax	(0.75)	—	—
Reported cumulative effect of a change in accounting principle, net of tax	—	(0.07)	—

Adjusted net income	$1.98	$1.79	$0.85

The changes in the carrying amount of goodwill by reporting unit are as follows (amounts in millions):

	Health Plans	Behavioral Health	Dental/ Vision	Subacute	Employer Services Group	Total
Balance as of January 1, 2002	$716.7	$3.5	$0.7	$5.9	$37.6	$764.4
Impairment losses	—	(3.5)	—	—	(5.4)	(8.9)
Reclassification from other intangible assets	6.9	—	—	—	—	6.9
Goodwill written off related to sale of business unit	—	—	—	—	(0.3)	(0.3)

Balance as of December 31, 2002	$723.6	$—	$0.7	$5.9	$31.9	$762.1
Goodwill written off related to sale of business unit	—	—	(0.7)	—	(31.9)	(32.6)

Balance as of December 31, 2003	$723.6	$—	$—	$5.9	$—	$729.5

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

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
As of December 31, 2003:
Provider networks	$35.7	$(17.6)	$18.1	14-40
Employer groups	92.9	(91.1)	1.8	11-23

	$128.6	$(108.7)	$19.9

As of December 31, 2002:
Provider networks	$35.7	$(15.9)	$19.8	14-40
Employer groups	92.9	(90.4)	2.5	11-23

	$128.6	$(106.3)	$22.3

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (amounts in millions):

Year	Amount
2004	$2.4
2005	2.4
2006	2.0
2007	1.6
2008	1.6

Insurance Programs

The Company is insured for our general and legal liability risks. The amounts in excess of the insured levels are reserved for based on claims filed and an estimate for significant claims incurred but not reported.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines which limit the amounts which may be invested with one issuer. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. Our 10 largest employer group premiums receivable balances within each of our plans accounted for 66%, 56% and 57% of our total premiums receivable as of December 31, 2003, 2002 and 2001, respectively. Our 10 largest employer group premiums within each of our plans accounted for 19%, 15% and 15% of our health plan services premiums for the years then ended December 31, 2003, 2002 and 2001, respectively.

Earnings Per Share

Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (stock options and restricted stock) outstanding during the periods presented.

Common stock equivalents arising from dilutive stock options and restricted common stock are computed using the treasury stock method; for the years ended December 31, 2003, 2002 and 2001, this amounted to 2,278,000, 1,784,000 and 1,994,000 shares, respectively which include 56,000, 3,000 and no common stock equivalents from dilutive restricted common stock, respectively.

Options to purchase an aggregate of 1,376,000, 2,630,000 and 6,541,000 shares of common stock were considered anti-dilutive during 2003, 2002 and 2001, respectively, and were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common stock for each respective period. These options expire through December 2013 (see Note 7).

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock (see Note 8).

Fair Value of Financial Instruments

The estimated fair value amounts of cash equivalents, investments available for sale, trade accounts and notes receivable and notes payable have been determined by us using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. The fair values of investments are estimated based on quoted market prices and dealer quotes for similar investments. The carrying value of trade receivables, long-term notes receivable and nonmarketable securities approximate the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The carrying values of our senior notes payable were $399.0 million and $398.8 million and the fair values were $483 million and $458 million as of December 31, 2003 and 2002, respectively. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25.

SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted under SFAS No. 123, we have elected to continue accounting for stock-based compensation under the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the option. We apply APB Opinion No. 25 and related Interpretations in accounting for our plans (see Note 7). Had compensation cost for our plans been determined based on the fair value at the grant dates of options and employee purchase rights consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31 (amounts in thousands, except per share data):

	2003	2002	2001
Net income, as reported	$234,030	$225,580	$80,942
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,293	315	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(16,683)	(15,674)	(19,135)

Net income, pro forma	$218,640	$210,221	$61,807

Basic earnings per share
As reported	$2.02	$1.82	$0.66
Pro forma	1.88	1.69	0.50
Diluted earnings per share
As reported	1.98	1.79	0.65
Pro forma	1.85	1.67	0.49

The weighted average fair value for options granted during 2003, 2002 and 2001 was $8.02, $9.40 and $9.14, respectively. The fair values were estimated using the Black-Scholes option-pricing model.

The weighted average assumptions used in the fair value calculation for the following periods were:

	2003	2002	2001
Risk-free interest rate	2.65%	3.21%	4.88%
Expected option lives (in years)	3.9	3.8	3.6
Expected volatility for options	37.5%	47.2%	55.9%
Expected dividend yield	None	None	None

As fair value criteria were not applied to option grants and employee purchase rights prior to 1995, and additional awards in future years are anticipated, the effects on net income and earnings per share in this pro forma disclosure may not be indicative of future amounts.

Restricted Stock

During the years ended December 31, 2003 and 2002, we entered into Restricted Stock Agreements with certain employees and issued 190,000 and 80,000 shares of nonvested common stock, respectively. The shares issued pursuant to the agreements are subject to restrictions on transfers, voting rights and certain other conditions. Upon issuance of the restricted shares pursuant to the agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation. This unearned compensation will be amortized over the respective restricted periods. Compensation expense recorded for these restricted shares was $2,107,000 and $472,000 during the years ended December 31, 2003 and 2002, respectively.

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

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized appreciation (depreciation), after tax, on investments available for sale and minimum pension liabilities (see Note 9). Reclassification adjustments for net gains realized, net of tax, in net income were $3.2 million, $3.0 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Taxes Based on Premiums

We provide services in certain states which require premium taxes to be paid by us based on membership or billed premiums. These taxes are paid in lieu of or in addition to state income taxes and totaled $31.8 million in 2003, $24.2 million in 2002 and $24.9 million in 2001. These amounts are recorded in general and administrative expenses on our consolidated statements of operations.

Income Taxes

We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities (see Note 10). The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We establish a valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” We continually review the adequacy of the valuation allowance and recognize the benefits from our deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized.

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132R). SFAS No. 132R revises employers’ disclosures about pension plans and other postretirement benefit plans. This statement retains the disclosure requirements contained in SFAS No. 132,” Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132) and requires additional disclosures to those in SFAS No. 132, including interim-period disclosures. The provisions of SFAS No. 132R are effective for financial statements with fiscal years ending after December 15, 2003, and the interim-period disclosures requirements are effective for interim periods beginning after December 15, 2003. See Note 9 for Pension and Other Postretirement Benefit Plans disclosures.

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

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated as follows, and for hedging relationships designated after June 30, 2003. The guidance shall be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 shall continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, shall be applied to existing contracts as well as new contracts entered into after June 30, 2003. As of December 31, 2003, the adoption of SFAS No. 149 has had no impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” and subsequently revised the interpretation in December 2003 (FIN 46R). FIN 46R requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The maximum exposure of any investment that may be determined to be a variable interest entity is limited to the amount invested. As revised, FIN 46R in now generally effective for financial statements for interim or annual periods ending after March 31, 2004. The Company believes the effect of the adoption of FIN 46R will not have any effect on its consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45). This interpretation elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. See Note 3 for indemnification guarantee disclosure on pending and threatened litigation related to the sale of our Florida health plan completed on August 1, 2001 and the sales of our dental and vision plans and our employer services group subsidiary completed on October 31, 2003.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (Issue 94-3). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of any exit or disposal liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. As of December 31, 2003, the adoption of SFAS No. 146 has had no impact on our consolidated financial position or results of operations.

Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and some provisions of Accounting Principles Board (APB) Opinion 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 sets new criteria for determining when an asset can be classified as held-for-sale as well as modifying the financial statement presentation requirements of operating losses from discontinued operations. See Notes 3 and 14 for asset impairments we recorded during 2003 and 2002.

Note 3—Divestitures and Assets Held for Sale

The divestitures of our employer services group subsidiary, dental, vision, and claims services subsidiaries during 2003 and 2002 are not presented as discontinued operations since they are collectively not material to the accompanying consolidated financial statements as of and for the years ended December 31, 2003, 2002 and 2001. The sales agreements for our employer services group subsidiary and our dental and vision subsidiaries included an indemnification obligation for certain pending and threatened litigation as of the closing date and certain litigation arising from disputes prior to the closing date. We have recorded liabilities of $1.2 million related to these obligations as of December 31, 2003.

Employer Services Group Subsidiary

On October 31, 2003, we consummated the sale of our workers’ compensation services subsidiary, Health Net Employer Services, Inc. (Health Net Employer Services), along with its subsidiaries Health Net Plus Managed Care Services, Inc. and Health Net CompAmerica, Inc., collectively known as our employer services group division, to First Health Group Corp. (First Health). Our agreement with First Health provides Health Net Employer Services customers with continued access to Health Net’s workers’ compensation provider network, and provides us with access to First Health’s preferred provider organization network. We also entered into a non-compete agreement with First Health. In connection with this sale, we received $79.5 million in cash and recognized a pretax gain of $12.3 million. We deferred approximately $15.9 million of the gain on the sale of our employer services division related to non-compete and network access agreements. The deferred revenue is earned over the terms of the agreements (four to seven years). Employer services group subsidiary revenue through the date of the sale was reported as part of other income on the consolidated statements of operations.

Our employer services group subsidiary had $45.6 million, $47.1 million and $62.1 million of total revenues and income (loss) from operations before income taxes of $1.2 million, $1.2 million and $(5.6) million for the years ended

December 31, 2003, 2002 and 2001, respectively. As of the date of sale, our employer services group subsidiary had net equity of $42.3 million.

Dental and Vision Subsidiaries

On October 31, 2003, we consummated the sales of our dental and vision subsidiaries, Health Net Dental, Inc. (Health Net Dental) and Health Net Vision, Inc. (Health Net Vision) to SafeGuard Health Enterprises, Inc. (SafeGuard). In addition, we entered into an assumption reinsurance agreement to transfer the full responsibility for the stand alone dental and vision policies of Health Net Life Insurance Company to SafeHealth Life Insurance Company (SafeHealth Life). As a result of the sale, we no longer underwrite or administer stand alone dental and vision products. However, we continue to make available private label dental products through a strategic relationship with SafeGuard, and private label vision products through a strategic relationship with EyeMed Vision Care, LLC (EyeMed) to our current and prospective members. The stand alone dental products are underwritten and administered by SafeGuard companies. The stand alone vision products are underwritten by Fidelity Security Life Insurance Company and administered by EyeMed. In connection with these sales, we received approximately $14.8 million in cash. We also transferred $2.1 million in cash and $2.1 million in liabilities to SafeHealth Life under the assumption reinsurance agreement and recognized a pretax gain of $7.8 million. Our dental and vision subsidiaries had been reported as part of our Health Plan Services reportable segment.

Our dental and vision subsidiaries had $48.0 million, $55.5 million and $58.3 million of total combined revenues and income (loss) from operations before income taxes of $1.9 million, $(0.7) million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of the date of sales, our dental and vision subsidiaries had net equity of $4.3 million.

Hospital Subsidiaries

In 1999, we sold our two hospital subsidiaries to Health Plus, Inc. As part of the sale, we received cash and a note for $12 million due on August 31, 2003 including any unpaid interest. On August 31, 2003, Health Plus defaulted on the note and we increased the allowance on the note by $3.4 million. The note was fully reserved as of September 30, 2003. We are in the process of trying to restructure the note and are making continued efforts to collect all outstanding principal and interest due on the note. We have recorded the additional $3.4 million allowance in general and administrative expenses in our accompanying consolidated statements of operations for the year ended December 31, 2003.

Pennsylvania Health Plan

Effective September 30, 2003, we withdrew our commercial health plan from the commercial market in the Commonwealth of Pennsylvania. Coverage for our members enrolled in the Federal Employee Health Benefit Plan was discontinued on January 11, 2004, however, we intend to maintain our network of providers in Pennsylvania to service our New Jersey members and TRICARE eligibles. As of December 31, 2003, we had approximately 3,800 members enrolled in our commercial health plan in Pennsylvania. Our Pennsylvania health plan is reported as part of our Health Plan Services reportable segment.

Our Pennsylvania health plan had $56.6 million, $133.6 million and $153.8 million of total revenues and (loss) from operations before income taxes of $(8.4) million, $(7.6) million and $(19.4) million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, our Pennsylvania health plan had net equity of $10.6 million.

EOS Claims Services Subsidiary

Effective July 1, 2002, we sold our claims processing subsidiary, EOS Claims Services, Inc. (EOS Claims), to Tristar Insurance Group, Inc. (Tristar). In connection with the sale, we received $500,000 in cash, and also entered into a Payor Services Agreement. Under the Payor Services Agreement, Tristar has agreed to exclusively use EOS Managed Care Services, Inc. (one of our then remaining subsidiaries) for various managed care services to its customers and clients. We estimated and recorded a $2.6 million pretax loss on the sale of EOS Claims during the second quarter ended June 30, 2002. During the fourth quarter ended December 31, 2003, we recorded an additional $1.2 million pretax loss on the sale due to the sale price true-up as provided for in the sale agreement. EOS Claims revenue through the date of the sale was reported as part of other income on the consolidated statements of operations.

Our EOS claims services subsidiary had $7.2 million and $15.3 million of total revenues and income (loss) from operations before income taxes of $0.1 million and $(3.2) million for the years ended December 31, 2002 and 2001, respectively. As of the date of sale, our EOS claims services subsidiary had no net equity.

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

The maximum liability under the Reinsurance Agreement of $28 million was reported as part of loss on assets held for sale as of June 30, 2001, since this was our best estimate of our probable obligation under this arrangement. As the reinsured claims are submitted to FHAC, the liability is reduced by the amount of claims paid. As of December 31, 2003, we have paid $24.8 million under this agreement.

The SPA included an indemnification obligation for all pending and threatened litigation as of the closing date and certain specific provider contract interpretation or settlement disputes. During the year ended December 31, 2002, we paid $5.7 million in settlements on certain indemnified items. There were no such settlements or payments made during the year ended December 31, 2003. At this time, we believe that the estimated liability related to the remaining indemnified obligations on any pending or threatened litigation and the specific provider contract disputes will not have a material impact to the financial condition, results of operations or liquidity of the Company.

The SPA provides for the following true-up adjustments that could result in an adjustment to the loss on the sale of the Plan:

•	A retrospective post-closing settlement of statutory equity based on subsequent adjustments to the closing balance sheet for the Plan.

•	A settlement of unpaid provider claims as of the closing date based on claim payments occurring during a one-year period after the closing date.

•	A settlement of the reinsured claims in excess of certain baseline medical loss ratios. In February 2004, we provided a final calculation of the loss on the claims to the Plan and, in connection therewith, paid additional amounts to the Plan with the effect that we have now paid our maximum liability as provided for under the Reinsurance Agreement.

The true-up process has not been finalized as to the post-closing settlement of statutory equity and the settlement of unpaid provider claims, and we do not have sufficient information regarding the true-up adjustments to assess the probability or estimate any adjustment to the recorded loss on the sale of the Plan as of December 31, 2003. However, based on the information we have to date, we believe that the true-up adjustments would not have a material adverse effect upon our results of operations or financial condition.

Our Florida health plan, excluding the $72.4 million loss on net assets held for sale, had $339.7 million of total revenues and (loss) from operations before income taxes of $(11.5) million for the year ended December 31, 2001. As of the date of sale, our Florida health plan had net equity of $41.5 million.

Assets Held for Sale

During 2002, we recorded a pretax $2.4 million estimated loss on assets held for sale related to a corporate facility building in Trumbull, Connecticut consisting entirely of non-cash write-downs of a building and building improvements. On January 26, 2004, we sold these assets for $6.9 million in cash and recognized a pretax loss of $0.7 million as an asset impairment charge in our consolidated statement of operations for the year ended December 31, 2003 (see Note 14).

Note 4—Investments

As of December 31, the amortized cost, gross unrealized holding gains and losses and fair value of our available-for-sale investments were as follows:

	2003
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Amounts in thousands)
Mortgage-backed securities	$361,368	$1,100	$(4,189)	$358,279
Asset-backed securities	15,000	—	—	15,000
U.S. government and agencies	479,821	2,820	(1,291)	481,350
Obligations of states and other political subdivisions	34,295	1,087	(20)	35,362
Corporate debt securities	189,233	1,978	(915)	190,296
Other securities	1,942	561	(1)	2,502

	$1,081,659	$7,546	$(6,416)	$1,082,789

	2002
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Amounts in thousands)
Mortgage-backed securities	$330,710	$4,553	$(241)	$335,022
Asset-backed securities	32,450	92	—	32,542
U.S. government and agencies	394,990	4,309	(1)	399,298
Obligations of states and other political subdivisions	60,521	1,815	—	62,336
Corporate debt securities	169,161	7,733	(1)	176,893
Other securities	2,814	153	(83)	2,884

	$990,646	$18,655	$(326)	$1,008,975

As of December 31, 2003, the contractual maturities of our available-for-sale investments were as follows:

	Cost	Estimated Fair Value
	(Amounts in thousands)
Due in one year or less	$32,734	$33,095
Due after one year through five years	445,206	447,956
Due after five years through ten years	215,155	215,685
Due after ten years	25,254	25,272
Mortgage-backed securities	361,368	358,279
Equity securities (no maturity)	1,942	2,502

Total available for sale	$1,081,659	$1,082,789

Proceeds from sales of investments available for sale during 2003 were $295.0 million, resulting in realized gains and losses of $12.4 million and $0.4 million, respectively. Proceeds from sales of investments available for sale during 2002 were $347.9 million, resulting in realized gains and losses of $8.8 million and $2.2 million, respectively. Proceeds from sales of investments available for sale during 2001 were $246.6 million, resulting in realized gains and losses of $3.8 million and $2.4 million, respectively.

The following table shows our investments’ gross unrealized losses and fair value for individual securities that have been in a continuous loss position through December 31, 2003 (amounts in millions).

	Less than 12 months		12 months or more			Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed	$254.85	$4.17	$3.45	$0.02	$258.30	$4.19
U.S. government and agency	116.07	1.29	—	—	116.07	1.29
Obligation of state and Other political subdivisions	5.37	0.02	—	—	5.37	0.02
Corporate debt	34.13	0.92	—	—	34.13	0.92

	$410.42	$6.40	$3.45	$0.02	$413.87	$6.42

The following table shows the number of our individual securities that have been in a continuous loss position at December 31, 2003.

	Less than 12 months	12 months or more	Total
Mortgage-backed	66	1	67
U.S. government and agency	23	—	23
Obligation of state and other political subdivisions	3	—	3
Corporate debt	10	—	10

	102	1	103

As of December 31, 2003, we had 103 out of a total of 326 available-for-sale investment securities in an unrealized loss position with an aggregate unrealized loss of $6.42 million, which has been included in other comprehensive income. These available-for-sale investment securities had an aggregate fair value of $413.87 million out of a total of fair value of $1,082.79 million as of December 31, 2003. The entire $6.42 million in unrealized loss is attributed to investment securities which have been in an unrealized loss position for 12 months or less. Of the $413.87 million of the available-for-sale investment securities in an unrealized loss position, $374.37 million are composed of mortgage-backed and U.S. government and agency bonds, and $5.37 million are composed of obligations of state and other political subdivisions. The unrealized loss position for these securities is the result of interest rate volatility. Another $34.13 million are invested in corporate debt securities with ratings of “A” or better, with most of the securities rated at “AAA” or “AA” signifying that the probability of default is extremely low. The companies in which we invest in are all highly rated companies with no current indication of being downgraded or defaulting on the interest payments.

Note 5—Property and Equipment

Property and equipment comprised the following as of December 31:

	2003	2002
	(Amounts in thousands)
Land	$12,176	$13,182
Internal use software and leasehold improvements under development	3,548	9,875
Buildings and improvements	89,249	87,275
Furniture, equipment and software	494,658	478,406

	599,631	588,738
Less accumulated depreciation	408,731	389,520

	$190,900	$199,218

Note 6—Financing Arrangements

Senior Notes Payable

Our Senior notes payable balance was $399.0 million and $398.8 million as of December 31, 2003 and 2002, respectively.

Our outstanding $400 million in aggregate principal amount of 8.375% Senior Notes are due in April 2011, with no principal amount payable prior to this date.

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

Revolving Credit Facilities

Our revolving credit facilities, which provide for an aggregate of $700 million in borrowings, consist of a $175 million 364-day revolving credit facility and a $525 million five-year revolving credit and competitive advance facility. Under the five-year facility, we can obtain letters of credit in an aggregate amount of up to $200 million. The 364-day credit facility was amended on June 25, 2003 to extend the existing credit agreement for an additional 364-day period. We must repay all borrowings, if any, under the 364-day credit facility by June 23, 2004, unless we avail ourself of a two-year term-out option in the 364-day credit facility. The five-year credit facility expires in June 2006, and we must repay all borrowings, if any, under the five-year credit facility by June 28, 2006. The five-year credit facility may be extended at our request under certain circumstances for up to two twelve-month periods. Swingline loans under the five-year credit facility are subject to repayment within seven days. Committed loans under the credit facilities bear interest at a rate equal to either (1) the greater of the federal funds rate plus 0.5% and the applicable prime rate or (2) LIBOR plus a margin that depends on our senior unsecured credit rating. Loans obtained through the bidding process bear interest at a rate determined in the bidding process. The credit agreements provide for acceleration of repayment of indebtedness under the credit facilities upon the occurrence of customary events of default such as failing to pay any principal or interest when due; providing materially incorrect representations; failing to observe any covenant or condition; judgments against us involving in the aggregate an unsecured liability of $25 million or more not paid, vacated, discharged, stayed or bonded pending appeal within 60 days of the final order; our non-compliance with any material terms of HMO or insurance regulations pertaining to fiscal soundness and not cured or waived within 30 days, solvency or financial condition; the occurrence of specified adverse events in connection with any employee pension benefit plan of ours; our failure to comply with the terms of other indebtedness with an aggregate amount exceeding $40 million such that the other indebtedness can be or is accelerated; or a change in control. As of December 31, 2003 and 2002, we had no outstanding balances under these credit facilities. No amounts were outstanding under the facilities during 2003 and the maximum commitment level is $700 million as of December 31, 2003. The maximum amount outstanding under the facilities during 2003 and 2002 was $0 and $120 million, respectively. The credit agreements contain negative covenants, including financial covenants that impose performance requirements on our operations and other covenants, including, among other things, limitations on incurrence of indebtedness by subsidiaries of Health Net, Inc. As of December 31, 2003, we were in compliance with the covenants of the credit facilities.

The weighted average annual interest rate on our financing arrangements was approximately 8.4%, 7.6% and 7.1% for the years ended December 31, 2003, 2002 and 2001, respectively.

Interest Rate Swap Contracts

We use interest rate swap contracts (swaps) as a part of our hedging strategy to manage certain exposures related to changes in interest rates on the fair value of our outstanding $400 million in aggregate principal amount of 8.375% Senior Notes due on April 15, 2011 (Senior Notes). Under the swaps, we agree to pay an amount equal to a specified variable rate of interest times a notional principal amount and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The swaps are entered into with a number of major financial institutions in order to minimize counterparty credit risk.

On February 20, 2004, we entered into four swaps on our Senior Notes. The swaps have an aggregate notional amount of $400 million and convert the 8.375% fixed rate to a variable rate of six-month London Interbank Offered Rate (“LIBOR”) plus 399.625 basis points. The swaps will be reflected at fair value in our consolidated balance sheet and the related Senior Notes will be reflected at an amount equal to the sum of their carrying value plus an adjustment representing the change in fair value of the Senior Notes attributable to the interest risk being hedged. Because the terms of the swaps match the terms of our Senior Notes, the changes in the fair value of the swaps offset the changes in the adjusted carrying value of our Senior Notes being hedged. The net effect on our operating results will be that the interest expense on our Senior Notes is recorded based on variable interest rates.

Note 7—Stock Option and Employee Stock Purchase Plans

We have various stock option plans which cover certain employees, officers and non-employee directors, and an employee stock purchase plan under which substantially all of our full-time employees are eligible to participate. The stockholders have approved these plans except for the 1998 Stock Option Plan which was adopted by our Board of Directors. During 2002, the stockholders approved the 2002 Stock Option Plan. During 2003 and 2002, we issued 190,000 and 80,000 shares of restricted stock, respectively (see Note 2). During the second quarter ended June 30, 2002, certain option grants under the 1997 and 1998 plans became vested as a result of our stock attaining a closing market price of $25 for 20 consecutive trading days pursuant to an acceleration clause in the plans.

Under our various employee stock option plans and our non-employee director stock option plan, we grant options at prices at or above the fair market value of the stock on the date of grant. The options carry a maximum term of up to 10 years and in general vest ratably over three to five years, except for certain option grants under the 1997 and 1998 plans where vesting is accelerated by virtue of attaining certain performance targets. We have reserved a total of 19.0 million shares of our Class A Common Stock for issuance under the stock option plans. As of December 31, 2003, 0.7 million outstanding options had accelerated vesting provisions.

Under our Employee Stock Purchase Plan, we provide employees with the opportunity to purchase stock through payroll deductions. Eligible employees may purchase on a monthly basis our Class A Common Stock at 85% of the lower of the market price on either the first or last day of each month.

Stock option activity and weighted average exercise prices for the years ended December 31 are presented below:

	2003		2002		2001
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1	12,767,849	$21.06	13,106,184	$18.25	12,219,782	$17.83
Granted	3,694,313	25.13	4,873,731	23.74	5,439,036	22.79
Exercised	(2,685,966)	15.37	(3,504,250)	13.57	(820,247)	11.52
Canceled	(1,085,940)	23.83	(1,707,816)	21.40	(3,732,387)	25.05

Outstanding at December 31	12,690,256	$23.32	12,767,849	$21.06	13,106,184	$18.25

Exercisable at December 31	5,238,455		5,567,079		3,364,436

The following table summarizes the weighted average exercise price and weighted average remaining contractual life for significant option groups outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$7.63 – $20.99	1,492,772	4.18	$11.42	1,424,506	$11.03
21.15 – 22.01	877,750	8.07	21.96	270,986	21.92
22.11 – 22.64	2,043,787	8.60	22.63	516,627	22.63
22.67 – 23.02	2,316,238	6.63	23.02	1,550,409	23.02
23.49 – 24.06	2,766,584	9.08	24.05	36,135	23.78
24.12 – 29.94	1,825,237	7.95	26.90	458,292	27.64
30.67 – 32.99	1,272,250	5.37	32.23	920,500	32.40
33.75 – 36.25	95,638	4.58	35.45	61,000	35.82

$7.63 – $36.25	12,690,256	7.34	$23.32	5,238,455	$21.87

Note 8—Capital Stock

We have two classes of Common Stock, Class A and Class B. Our Class B Common Stock has the same economic benefits as our Class A Common Stock but is non-voting. As of December 31, 2003, there were 113,427,000 shares of our Class A Common Stock outstanding and no shares of our Class B Common Stock outstanding. The Board of Directors has approved and will be seeking stockholder approval at the 2004 Annual Meeting of Stockholders of a restatement of the Company’s certificate of incorporation (Certificate of Incorporation) and amendment to the Certificate of Incorporation (i) to eliminate the Class B Common Stock and (ii) rename the Class A Common Stock to simply “Common Stock.” There are no substantive changes being proposed to the terms, conditions, rights and preferences of the Class A Common Stock.

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

We entered into Amendment No. 1 to the Rights Agreement to exempt the FHS Combination (the current operations of Health Net, Inc. are a result of the April 1, 1997 merger transaction involving Health Systems International, Inc. and Foundation Health Corporation) and related transactions from triggering the separation of the Rights. In addition, the amendment modified certain terms of the Rights Agreement applicable to the determination of certain “Adverse Persons.”

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

Stock Repurchase Program

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock under our stock repurchase program. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock under our stock repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of December 31, 2003, we had repurchased an aggregate of approximately 16.8 million shares of our Class A Common Stock under our stock repurchase program for aggregate consideration of approximately $453.3 million before taking into account exercise proceeds and tax benefits from the exercise of employee stock options. We repurchased approximately 10.1 million shares of our Class A Common Stock during the year ended December 31, 2003. During the year ended December 31, 2003, we received approximately $42 million in cash and recognized $15 million in tax benefits as a result of option exercises. During 2002, we received approximately $49 million in cash and recognized $18 million in tax benefits as a result of option exercises. As a result of the $57 million (in 2003) and $67 million (in 2002) in realized and estimated benefits, our total authority under our stock repurchase program is estimated at $574 million based on the authorization we received from our Board of Directors to repurchase up to an aggregate of up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock.

Note 9—Employee Benefit Plans

Defined Contribution Retirement Plans

We and certain of our subsidiaries sponsor defined contribution retirement plans intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Participation in the plans is available to substantially all employees who meet certain eligibility requirements and elect to participate. Employees may contribute up to the maximum limits allowed by Sections 401(k) and 415 of the Code, with Company contributions based on matching or other formulas. Our expense under these plans totaled $9.1 million, $9.4 million and $8.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Deferred Compensation Plans

Effective May 1, 1998, we adopted a deferred compensation plan pursuant to which certain management and highly compensated employees are eligible to defer between 5% and 90% of their regular compensation and between 5% and 100% of their bonuses, and non-employee Board members are eligible to defer up to 100% of their directors compensation. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account. Certain employee deferrals were invested through a trust until November 2003. In January 2004, the Company adopted a new deferred compensation plan for non-employee members of its Board of Directors. In connection therewith, the Company amended and restated its existing deferred compensation plan to provide that, among other things, non-employee members of the Board are no longer eligible participants under that plan.

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

As of December 31, 2003 and 2002, the liability under these plans amounted to $38.4 million and $32.0 million, respectively. These liabilities are included in other noncurrent liabilities on our consolidated balance sheets. The trust assets are not held in investments elected by participants. Deferred compensation expense is recognized for the amount of earnings or losses credited to participant accounts. Our expense under these plans totaled $3.8 million, $1.6 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Pension and Other Postretirement Benefit Plans

Retirement Plans – We have an unfunded non-qualified defined benefit pension plan, the Supplemental Executive Retirement Plan (adopted in 1996). This plan is noncontributory and covers key executives as selected by the Board of

Directors. Benefits under the plan are based on years of service and level of compensation during the final five years of service.

Postretirement Health and Life Plans – Certain of our subsidiaries sponsor postretirement defined benefit health care and life insurance plans that provide postretirement medical and life insurance benefits to directors, key executives, employees and dependents who meet certain eligibility requirements. The Health Net health care plan is non-contributory for employees retired prior to December 1, 1995 who have attained the age of 62; employees retiring after December 1, 1995 who have attained age 62 contribute from 25% to 100% of the cost of coverage depending upon years of service. We have two other benefit plans that we have acquired as part of the acquisitions made in 1997. One of the plans is frozen and non-contributory, whereas the other plan is contributory by certain participants. Under these plans, we pay a percentage of the costs of medical, dental and vision benefits during retirement. The plans include certain cost-sharing features such as deductibles, co-insurance and maximum annual benefit amounts which vary based principally on years of credited service.

The following disclosures on our benefit plans are in accordance with SFAS No. 132R. SFAS No. 132R revises employers’ disclosures about pension plans and other postretirement benefit plans. SFAS No. 132R retains the disclosure requirements contained in SFAS No. 132 and requires additional disclosures to those in SFAS No. 132.

The following table sets forth the plans’ obligations and funded status at December 31 (amounts in thousands):

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation, beginning of year	$14,966	$16,980	$6,730	$5,209
Service cost	810	836	449	316
Interest cost	959	969	528	369
Plan amendments	—	—	—	—
Benefits paid	(663)	(738)	(250)	(217)
Actuarial (gain) loss	1,218	(3,081)	2,007	1,053

Benefit obligation, end of year	$17,290	$14,966	$9,464	$6,730

Change in fair value of plan assets:
Plan assets, beginning of year	$—	$—	$—	$—
Employer contribution	663	738	250	217
Benefits paid	(663)	(738)	(250)	(217)

Plan assets, end of year	$—	$—	$—	$—

Funded status	$(17,290)	$(14,966)	$(9,464)	$(6,730)
Unrecognized net (gain) loss	(2,291)	(3,763)	1,808	(170)
Unrecognized prior service cost	3,122	3,581	254	285

Net amount recognized	(16,459)	(15,148)	(7,402)	(6,615)

Amounts recognized in our consolidated balance sheets as of December 31 consist of (amounts in thousands):

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(16,928)	(15,148)	(7,402)	(6,615)
Accumulated other comprehensive income	469	—	—	—

Net amount recognized	(16,459)	(15,148)	(7,402)	(6,615)

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31 (amounts in thousands):

	2003	2002
Projected benefit obligation	$17,290	$14,966
Accumulated benefit obligation	13,066	11,621
Fair value of plan assets	—	—

Components of net periodic benefit cost for years ended December 31 (amounts in thousands):

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Service Cost	$810	$836	$1,132	$449	$316	$221
Interest Cost	959	969	1,031	528	369	331
Expected return on plan assets	—	—	—	—	—	—
Amortization of prior service cost	459	459	459	31	31	31
Amortization of net (gain) loss	(253)	(274)	(141)	28	(122)	(168)

	1,975	1,990	2,481	1,036	594	415
Subsidiary plan curtailment credit	—	—	—	—	—	(2,176)

Net periodic benefit cost	$1,975	$1,990	$2,481	$1,036	$594	$(1,761)

One of our subsidiaries recorded a curtailment gain of $2.2 million during the year ended December 31, 2001 due to termination of certain benefits in accordance with plan amendments.

Additional Information

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
	(Amounts in thousands)
Increase in minimum liability included in other comprehensive income	$469	$—	$—	N/A	N/A	N/A

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Assumptions
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	6.0%	6.5%	6.0%	6.5%
Rate of compensation increase	5.8%	5.8%	2.6%	2.2%

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	6.5%	7.0%	7.0%	6.5%	7.1%	7.0%
Expected return on plan assets	0%	0%	0%	0%	0%	0%
Rate of compensation increase	5.7%	5.8%	5.8%	2.8%	2.5%	4.3%

All of our pension and other postretirement benefit plans are unfunded. Employer contributions equal benefits paid during the year. Therefore, no return on assets is expected.

	2003	2002
Assumed Health Care Cost Trend Rates at December 31
Health care cost trend rate assumed for next year	10.0% – 15.0%	9.5% – 15.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2009 – 2014	2008 – 2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2003 (amounts in thousands):

	1-percentage point increase	1-percentage point decrease
Effect on total of service and interest cost	$160	$(130)
Effect on postretirement benefit obligation	1,412	(1,147)

Cash Flows

Contributions

We expect to contribute $664,000 to our pension plan and $290,000 to our postretirement health and life plans in 2004. The entire amount expected to be contributed, in the form of cash, to the defined benefit pension and postretirement health and life plans during 2004 is expected to be paid out as benefits during the same year.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service, as appropriate, are expected to be paid (amounts in thousands):

	Pension Benefits	Other Benefits
2004	$664	$290
2005	886	352
2006	937	397
2007	922	419
2008	922	461
Years 2009 - 2013	5,516	3,454

Note 10—Income Taxes

Significant components of the provision for income taxes are as follows for the years ended December 31 (amounts in thousands):

	2003	2002	2001
Current:
Federal	$165,880	$82,085	$1,776
State	33,790	15,433	16,254

Total current	199,670	97,518	18,030

Deferred:
Federal	(417)	9,987	38,143
State	(5,362)	9,869	(8,634)

Total deferred	(5,779)	19,856	29,509

Total provision for income taxes	$193,891	$117,374	$47,539

A reconciliation of the statutory federal income tax rate and the effective income tax rate on income is as follows for the years ended December 31:

	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax effect	3.6	4.7	3.7
Tax exempt interest income	(0.1)	(0.1)	(1.2)
Goodwill and intangible assets amortization	0.1	0.1	6.4
Examination settlements	(1.9)	(6.0)	(7.7)
Other, net	0.8	(0.3)	0.8

Effective income tax rate	37.5%	33.4%	37.0%

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2003	2002
	(Amounts in thousands)
DEFERRED TAX ASSETS:
Accrued liabilities	$67,473	$55,633
Insurance loss reserves and unearned premiums	6,996	5,019
Tax credit carryforwards	—	834
Accrued compensation and benefits	33,105	29,548
Net operating loss carryforwards	45,471	42,492
Other	361	13,513

Deferred tax assets before valuation allowance	153,406	147,039
Valuation allowance	(18,220)	(16,664)

Net deferred tax assets	$135,186	$130,375

DEFERRED TAX LIABILITIES:
Depreciable and amortizable property	$34,358	$40,840
Other	13,051	14,389

Deferred tax liabilities	$47,409	$55,229

In 2003, 2002 and 2001, income tax benefits attributable to employee stock option and restricted stock transactions of $15.7 million, $18.2 million and $3.3 million, respectively, were allocated to stockholders’ equity.

As of December 31, 2003, we had federal and state net operating loss carryforwards of approximately $95.8 million and $218.3 million, respectively. The net operating loss carryforwards expire between 2004 and 2024. Limitations on utilization may apply to approximately $36.4 million and $89.6 million of the federal and state net operating loss carryforwards, respectively. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits.

Note 11—Regulatory Requirements

All of our health plans as well as our insurance subsidiaries are required to periodically file financial statements with regulatory agencies in accordance with statutory accounting and reporting practices. Under the Knox-Keene Health Care Service Plan Act of 1975, as amended, California plans must comply with certain minimum capital or tangible net equity requirements. Our non-California health plans, as well as our health and life insurance companies, must comply with their respective state’s minimum regulatory capital requirements and, in certain cases, maintain minimum investment amounts for the restricted use of the regulators. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. Restricted cash, as of December 31, 2003 and 2002, totaled $63.2 million and $5.6 million, respectively. Short-term investments held by trustees or agencies pursuant to state regulatory requirements were $72.7 million and $109.1 million as of December 31, 2003 and 2002, respectively. Also, under certain government regulations, certain subsidiaries are required to maintain a current ratio of 1:1 and to meet other financial standards.

As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to us. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends which can be paid by the insurance company subsidiaries to us without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. Management believes that as of December 31, 2003, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

Note 12—Commitments and Contingencies

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

On October 22, 2003, we entered into an agreement with SNTL Litigation Trust, successor-in-interest to Superior, to settle all outstanding claims under the Superior National Insurance Group, Inc. v. Foundation Health Corporation, et. al. litigation. As part of the settlement agreement, we agreed to pay the SNTL Litigation Trust $137 million and receive a release of all of the SNTL Litigation Trust’s claims against us.

In December 1997, we revised our strategy of maintaining a presence in the workers’ compensation insurance business, adopted a formal plan to discontinue and sell our workers’ compensation segment and accounted for this disposition as discontinued operations. On December 10, 1998, we completed the sale of our workers’ compensation segment. We have accounted for the settlement with SNTL Litigation Trust as discontinued operations on our consolidated statements of operations for the year ended December 31, 2003. We have reported the settlement agreement as an $89 million loss on disposition of discontinued operations, net of a tax benefit of approximately $48 million. We have recorded $137.0 million in accounts payable and other liabilities on our consolidated balance sheet as of September 30, 2003 for the settlement with the SNTL Litigation Trust. We paid $132 million due under the settlement agreement in the fourth quarter of 2003. Any insurance recoveries of losses or costs incurred as a result of the settlement agreement shall be classified as discontinued operations consistent with the related losses during the period in which the realization of the recovery becomes probable and estimable.

However, following the announcement of the settlement, we learned that, on or about October 28, 2003, Capital Z Financial Services Fund II, L.P. and certain related parties (referred to collectively as Cap Z) had filed suit against us in the Supreme Court of the State of New York, County of New York (case index number 03 603375), asserting claims arising out of the same BIG transaction that is the subject of the settlement agreement with the SNTL Litigation Trust. Cap Z previously had participated as a creditor in the Superior bankruptcy and is a beneficiary of the SNTL Litigation Trust. The Cap Z complaint alleges at least $250 million in damages and seeks unspecified punitive damages and the costs of the action, including attorneys’ fees. Following the commencement of the Cap Z proceeding, we and the SNTL Litigation Trust entered into a revised settlement agreement to, among other things, require the Trust to obtain bankruptcy court approval of the revised settlement agreement and reduce the amount payable to the SNTL Litigation Trust to $132 million. Our agreement to enter into the revised settlement agreement is consistent with our willingness at the time the settlement agreement was entered into, as a matter of business judgment, to settle Cap Z’s lawsuit for an amount equal to the $5 million reduction from the original settlement agreement with the SNTL Litigation Trust. Our willingness to settle the matter is dependent on the status of the Cap Z litigation and Cap Z has not expressed an interest in settling the matter. As more fully described below, there are various procedural motions pending in the Cap Z lawsuit that we expect to be ruled upon in early to mid-2004. We will reassess our position after such rulings. The Bankruptcy Court approved the revised settlement agreement on December 29, 2003. Following that approval, District Court action brought by Superior was dismissed with prejudice on December 31, 2003. Cap Z has appealed the District Court’s order approving the settlement. We are not a party to that appeal.

Cap Z’s complaint alleges that we made certain misrepresentations and/or omissions, relating to the sufficiency of BIG’s reserves, the nature of its internal financial condition (including its accounts receivable) and the status of certain of its “captive” insurance programs. Cap Z claims that in reliance thereon it voted its shares in favor of the BIG acquisition and provided financing to Superior for that transaction. Cap Z alleges at least $250 million in damages and seeks unspecified punitive damages and the costs of the action, including attorney’s fees. We removed the action from New York state court to the District Court for the Southern District of New York. Presently before that court is Cap Z’s motion to remand the action to state court and our motion to dismiss the action. No hearing date for those motions has been scheduled. We intend to defend ourselves vigorously against Cap Z’s claims. Based on the information we have to date, we believe that the final outcome of this case would not have a material adverse effect upon our financial condition, results of operations or liquidity; however, our belief regarding the likely outcome could change in the future and an unfavorable outcome could have a material adverse effect upon our financial condition, results of operations or liquidity.

FPA Medical Management, Inc.

Since May 1998, several complaints have been filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. (FPA) at various times between February 3, 1997 and May 15, 1998. The complaints name as defendants FPA, certain of FPA’s auditors, us and certain of our former officers, and were filed in the following courts: United States District Court for the Southern District of California; United States Bankruptcy Court for the District of Delaware; and California Superior Court in the County of San Diego. The complaints allege that we and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between us and FPA, about FPA’s business and about our 1997 sale of FPA common stock held by us. All claims against our former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. In early 2000, we filed a motion to dismiss all claims asserted against us in the consolidated federal class actions but have not formally responded to the other complaints. That motion was withdrawn without prejudice and the cases were settled without calling for any payment from us or our insurer. The United States District Court for the Southern District of California granted final approval to the settlement on October 14, 2003.

In July 1998, FPA and its corporate affiliates filed petitions in the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court) seeking protection from their creditors under Title 11 of the U.S. Code. In 2000, we were served with an adversary complaint filed in the Bankruptcy Court by Joseph Pardo, Trustee of The FPA Creditor Trust established under FPA’s Chapter 11 Plan of Reorganization (Trustee) in connection with certain transactions between us and FPA entered into between 1996 and 1998. In January 2004, we and the Trustee reached a global settlement of all claims and disputes between us, subject to final Bankruptcy Court approval. The agreement provides that we will make a one-time settlement payment of $800,000 to the Trustee, in exchange for full and complete releases of all known or unknown claims that the Trustee or the FPA Debtors might now hold against us or any of our affiliates, as well as a dismissal with prejudice of the Trustee’s adversary action. We expect that the Bankruptcy Court will issue its order approving the settlement during the first calendar quarter of 2004. Once final Bankruptcy Court approval of the settlement is obtained and the settlement agreement is performed, this matter will be fully and completely resolved.

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

On September 19, 2003, the Court dismissed the fourth and final subscriber track action involving us, The State of Connecticut v. Physicians Health Services of Connecticut, Inc. (filed in the District of Connecticut on September 7, 2000), on grounds that the State of Connecticut lacks standing to bring the ERISA claims asserted in the complaint. That same day, the Court ordered that the subscriber track is closed “in light of the dismissal of all cases in the Subscriber Track.” The State of Connecticut has appealed the dismissal order to the Eleventh Circuit Court of Appeals.

Provider Track

The provider track includes the following actions involving us: Shane v. Humana, Inc., et al. (including Health Net, Inc.) (filed in the Southern District of Florida on August 17, 2000 as an amendment to a suit filed in the Western District of Kentucky), California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. (filed in the Northern District of California in May 2000), Klay v. Prudential Ins. Co. of America, et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on February 22, 2001 as an amendment to a case filed in the Northern District of California), Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Lynch v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Sutter v. Health Net of the Northeast, Inc. (D. N.J.) (filed in New Jersey state court on April 26, 2002), Medical Society of New Jersey v. Health Net, Inc., et al., (D. N.J.) (filed in New Jersey state court on May 8, 2002), Knecht v. Cigna, et al. (including Health Net, Inc.) (filed in the District of Oregon in May 2003) and Solomon v. Cigna, et. Al. (including Health Net, Inc.) (filed in the Southern District of Florida on October 17, 2003).

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

On September 26, 2002, the Court granted plaintiffs’ motion for class certification and granted plaintiffs’ request for leave to amend their complaint. The new complaint adds another managed care company as a defendant, adds the Florida Medical Society and the Louisiana Medical Society as plaintiffs, withdraws Dennis Breen as a named plaintiff, and adds claims under the New Jersey Consumer Fraud Act and the Connecticut Unfair Trade Practices Act against defendants other than Health Net. The court has referred the case to mediation and has entered a scheduling order with a trial date set for September 2004. Discovery is ongoing in the case.

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

On September 15, 2003, the District Court entered an order in the lead action granting in part and denying in part the defendants’ motions to compel arbitration. In this order, the Court ruled that certain claims must be arbitrated and that others may proceed in court. The defendants, including Health Net, have appealed to the Eleventh Circuit portions of the Court’s order denying their motions to compel arbitration.

On December 8, 2003, the Court entered an order granting in part and denying in part defendants’ joint motion to dismiss the Shane complaint. The Court dismissed plaintiffs’ causes of action under ERISA and certain state law claims but refused to dismiss plaintiffs’ other causes of action, including those under RICO. We filed our answer and affirmative defenses on December 22, 2003.

On January 15, 2004, the Court issued an order granting defendants’ motion for a suggestion of remand and informing the MDL Panel that pretrial proceedings shall be completed and the MDL Panel may remand the lead provider track case on or before August 17, 2004. The MDL Panel will hear this matter on March 23, 2004, and will decide whether to remand the lead provider track case and to what court it should be remanded.

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

The CSMS case was originally brought in Connecticut state court against Physicians Health Services of Connecticut, Inc. (PHS-CT) alleging violations of the Connecticut Unfair Trade Practices Act. The complaint alleges that PHS-CT engaged in conduct that was designed to delay, deny, impede and reduce lawful reimbursement to physicians who rendered medically necessary health care services to PHS-CT health plan members. The complaint, which is similar to others filed against us and other managed care companies, seeks declaratory and injunctive relief. On March 13, 2001, PHS-CT removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the federal District Court of Connecticut consolidated this action and Lynch v. Physicians Health Services of Connecticut, Inc., along with similar actions against Aetna, CIGNA and Anthem, into one case entitled CSMS v. Aetna Health Plans of Southern New England, et al. PHS-CT has not yet responded to the complaint. In August 2003, the MDL 1334 Court denied without prejudice CSMS’s motion to remand.

The Lynch case was also originally filed in Connecticut state court. This case was brought by J. Kevin Lynch, M.D. and Karen Laugel, M.D. purportedly on behalf of physician members of the Connecticut State Medical Society who provide health care services to PHS-CT health plan members pursuant to provider service contracts. The complaint alleges that PHS-CT engaged in improper, unfair and deceptive practices by denying, impeding and/or delaying lawful reimbursement to physicians. The complaint seeks declaratory and injunctive relief and damages. On March 13, 2001, PHS-CT removed this action to federal court. Before this case was transferred to MDL 1334, the plaintiffs moved to remand the action to state court and the case was consolidated as described above. PHS-CT has not yet responded to the complaint. On July 24, 2003, PHS-CT moved to compel to arbitration the claims of plaintiffs Lynch and Laugel. In August 2003, the MDL 1334 Court denied without prejudice plaintiffs’ motion to remand.

On April 26, 2002, plaintiff John Ivan Sutter, M.D., P.A. filed an amended complaint in New Jersey state court joining Health Net of the Northeast, Inc. (Health Net of the Northeast), a subsidiary of ours, in an action originally brought against Horizon Blue Cross Blue Shield of New Jersey, Inc., CIGNA Healthcare of New Jersey, Inc. and CIGNA Corp, United Healthcare of New Jersey, Inc. and United Healthcare Insurance Company and Oxford Health Plans, Inc. The complaint seeks certification of a statewide class of health care providers who render or have rendered services to patients who are members of healthcare plans sponsored by the defendants.

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

On May 8, 2002, the Medical Society of New Jersey filed a complaint in New Jersey state court against us and our subsidiaries, Health Net of the Northeast, Inc., First Option Health Plan of New Jersey, Inc., and Health Net of New Jersey, Inc. (the Health Net defendants). Plaintiff brought this action on its own behalf and purportedly on behalf of its physician members and alleges that the Health Net defendants engage in practices which are designed to delay, deny, impede and reduce compensation to physicians. Plaintiff has requested declaratory and injunctive relief and has set forth causes of action for violation of public policy, violations of the New Jersey Consumer Fraud Act, violations of the Healthcare Information Networks and Technologies Act (the HINT Act) and tortious interference with prospective economic relations. On June 14, 2002, the Health Net defendants removed this case to federal court. On July 3, 2002, the Health Net defendants filed a motion to stay this action pending ruling by the JPML on whether to transfer this case to MDL 1334. On July 15, 2002, plaintiff filed a motion in the New Jersey District Court to remand this case to state court. On August 2, 2002, the JPML transferred this case to MDL 1334 for coordinated or consolidated pretrial proceedings. In August 2003, the MDL 1334 Court denied without prejudice the plaintiff’s motion to remand.

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

The Solomon case was filed on October 17, 2003 in the United States District for the Southern District of Florida (and has been transferred to MDL 1334) against us and several other managed care organizations by two individual podiatrists, three podiatric associations and a chiropractic association. The plaintiffs have brought this action on their own behalf and putatively on behalf of a nationwide class of similarly situated health care providers. The plaintiffs allege that each defendant has been engaged in a “common scheme” to deny, delay, and diminish payments due to health care providers. Plaintiffs contend that the defendants’ alleged practices constitute RICO, ERISA, and state prompt pay violations, and give rise to common law claims, including breach of contract and constructive contract/unjust enrichment. Plaintiffs seek unspecified treble damages, declaratory and injunctive relief and attorneys’ fees.

On January 20, 2004, a suit, Ashton v. Health Net, Inc., et. al., was filed in the Southern District of Florida against us and several other managed care organizations by a podiatrist, a physical therapist and two chiropractors. The plaintiffs have brought this action on their own behalf and on behalf of a nationwide class of similarly situated healthcare professionals. The plaintiffs allege that the defendants have been engaged in a “common scheme” to deny, delay and diminish payments due to healthcare providers. Plaintiffs contend that the defendants’ alleged practices constitute RICO, ERISA and state prompt pay violations, and give rise to common law claims, including breach of contract and constructive contract/unjust enrichment. Plaintiffs seek unspecified treble damages, declaratory and injunctive relief and attorney’s fees. Since, as noted above, this case was recently filed in the Southern District of Florida, no motion to transfer the case to Judge Federico Moreno, the judge presiding over MDL 1334 has been filed.

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

Miscellaneous Proceedings

We and certain of our subsidiaries are also parties to various other legal proceedings, many of which involve claims of providers seeking additional reimbursement for services allegedly rendered to our members but either not paid or underpaid, as well as for coverage encountered in the ordinary course of our business. While the final outcome of these proceedings cannot be determined at this time, based on information presently available, we believe that the final outcome of all such proceedings will not have a material adverse effect upon our financial condition, results of operations or liquidity. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our financial condition, results of operations or liquidity.

Operating Leases and Other Commitments

Operating Leases

We lease administrative office space under various operating leases. Certain leases contain renewal options and rent escalation clauses. Certain leases are cancelable with substantial penalties.

On September 30, 2000, Health Net of California, Inc. entered into an operating lease agreement to lease office space in Woodland Hills, California for substantially all of its operations. As of December 31, 2001, Health Net of California, Inc. completed its relocation into the new facilities, then expanded in May 2003. The new lease is for a term of 10 years and has provisions for space reduction at specific times over the term of the lease, but it does not provide for complete cancellation rights. The total future minimum lease commitments under the lease are approximately $86.3 million.

On December 23, 2003, Health Net, Inc. entered into an operating lease agreement to renew its leased office space in Woodland Hills, California for its executive offices commencing on January 1, 2005. As part of the lease renewal, we amended our existing lease, which was scheduled to expire on December 31, 2004, to provide for favorable reductions to our costs in the final year of the lease. The new lease is for a term of 10 years and has provisions for space reduction at specific times over the term of the lease, but it does not provide for complete cancellation rights. The total future minimum lease commitments under the lease are approximately $32.7 million.

Other Commitments

Nurse Advise Line

On August 6, 2003, we entered into an amendment to modify an existing ten-year agreement for a nurse advice line and other related services, which we entered into in December 1998 with an external third-party service provider. The effective date of the amendment is April 1, 2003. The amendment changes the pricing schedule of this services agreement to a cost-per-call basis from the per member per month basis of the original agreement. The amendment also provides for the modification of the exclusivity provision under the original agreement. Under the terms of the amendment, exclusivity for the provision of nurse advice line and audio health information services is not granted to the external third-party service provider.

Pharmacy Benefit Services

Effective April 1, 2003, we amended our existing ten-year pharmacy benefit services agreement that we had entered into in 1999 with an external third-party service provider (the Pharmacy Benefit Services Agreement). The amendment provides for (1) the termination of certain service and performance provisions and the modification of certain other service and performance provisions of the Pharmacy Benefit Services Agreement, (2) our payment of approximately $11.5 million in May 2003 (the Amendment Payment) to the external third-party service provider, (3) our ability to terminate the Pharmacy Benefit Services Agreement on April 1, 2004, subject to certain termination provisions and (4) one year of consulting services (ending March 31, 2004) on specialty pharmacy strategic planning, benefit design strategy and e-prescribing services from the external third-party service provider for a fee of $5 million.

As part of the original 1999 transactions with this external third-party service provider, we sold our non-affiliate health plan pharmacy benefit management operations and received a warrant to acquire 800,000 shares of common stock (as adjusted for stock splits) of the external third-party service provider. In April 2003, we exercised the vested portion of the warrants (640,000 shares) and, following a 30-day holding period, sold the underlying common stock for a gain of approximately $11.5 million. We recorded the Amendment Payment as well as the gain realized on the sale of the underlying common stock in G&A expenses in May 2003. The remaining 160,000 shares are scheduled to vest on April 1, 2004.

In April 2003, we paid $2.9 million to this external third-party service provider for amounts previously accrued under another provision of the Pharmacy Benefit Services Agreement.

On September 2, 2003, we terminated the Pharmacy Benefit Services Agreement effective April 1, 2004. Concurrent with this termination, we entered into a new three-year agreement with this external third-party service provider for it to provide pharmacy claims processing services for all of our health plans beginning April 1, 2004. As a result of terminating the Pharmacy Benefit Services Agreement, on or about April 1, 2004, we will pay a termination fee equal to the gain realized on the exercise and sale of the remaining 160,000 shares of common stock of the external third-party service provider scheduled to vest on April 1, 2004. We have estimated the termination fee at $7.0 million as of December 31, 2003, an amount equal to the fair value of the remaining 160,000 shares exercisable under the warrant agreement. We recorded the termination fee as well as the estimated fair value of the remaining shares exercisable under the warrant agreement in G&A expenses as of December 31, 2003. We may terminate the new pharmacy claims processing services agreement prior to April 1, 2007, subject to certain termination provisions which include liquidated damages of $3.6 million; provided, that the liquidated damages are reduced by $100,000 per month through the termination date.

As of December 31, 2003, future minimum commitments for operating leases and other purchase obligations for the years ending December 31 are as follows (amounts in thousands):

	Operating leases	Other purchase obligations
2004	$40,849	$22,996
2005	37,215	9,162
2006	32,729	10,255
2007	30,721	1,064
2008	24,274	—
Thereafter	92,896	—

Total minimum commitments	$258,684	$43,477

Rent expense totaled $52.1 million, $55.7 million and $56.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Other purchase obligation expenses totaled $26.9 million, $32.9 million and $19.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 13—Related Parties

One current executive officer of the Company is a director of an industry-related association, of which the Company is a member and we paid $1.1 million in dues in 2003. The same executive officer is a director of an internet health services company which we paid $250,000 in 2003 and in which the Company also has an investment of $2.3 million as of December 31, 2003. This investment is included in other noncurrent assets on our consolidated balance sheets. A current director is also a director of a temporary staffing company which we paid $11,000 in 2001.

During 1998, three executive officers of the Company, in connection with their hire or relocation, received one-time loans from the Company aggregating $775,000 which ranged from $125,000 to $400,000 each. The loans accrue interest at the prime rate and each is payable upon demand by the Company in the event of a voluntary termination of employment of the respective officer or termination for cause. All of the loans made during 1998 were repaid or forgiven as of December 31, 2001. During 1999, three executive officers of the Company, in connection with their hire or relocation, received one-time loans from the Company aggregating $550,000 which ranged from $100,000 to $300,000 each. As of December 31, 2003, the aggregate outstanding principal balance of the remaining loan was $60,000. During 2001, two executive officers of the Company, in connection with their hire or relocation, received one-time loans from the Company aggregating $200,000. All of the loans made during 2001 were repaid or forgiven as of December 31, 2003. The principal and interest of the loans have been or will be forgiven by the Company in accordance with the terms of the respective loan agreements and the Sarbanes-Oxley Act of 2002.

Note 14—Asset Impairments and Restructuring Charges

The following sets forth the principal components of asset impairment and restructuring charges for the years ended December 31:

	2003	2002	2001
	(Amounts in millions)
Severance and benefit related costs	$—	$—	$43.3
Asset impairment costs	16.4	58.8	27.9
Real estate lease termination costs	—	—	5.1
Other costs	—	—	3.4

	16.4	58.8	79.7
Modifications to prior year restructuring plans	—	1.5	—

Total	$16.4	$60.3	$79.7

2003 Charges

During 2002, we recorded a pretax $2.4 million estimated loss on assets held for sale related to a corporate facility building in Trumbull, Connecticut consisting entirely of non-cash write-downs of a building and building improvements. On January 26, 2004, we sold these assets for $6.9 million in cash and recognized a pretax loss of $0.7 million as an asset impairment charge in our consolidated statement of operations for the year ended December 31, 2003.

During 2003, we also recognized a pretax $1.9 million impairment on a corporate facility building in Carmichael, California consisting entirely of non-cash write-downs of building and building improvements. The carrying value of this facility was $1.1 million as of December 31, 2003.

During 2000, we secured an exclusive e-business connectivity services contract from the Connecticut State Medical Society IPA, Inc. (CSMS-IPA) for $15.0 million that we expected to recover through future connectivity service capabilities. CSMS-IPA is an association of medical doctors providing health care primarily in Connecticut. The amounts paid to CSMS-IPA for this agreement are included in other noncurrent assets, and we periodically assess the recoverability of such assets. During 2002, we entered into various agreements with external third parties in connection with this service capability. We entered into marketing and stock issuance agreement with NaviMedix, Inc. (NaviMedix), a provider of online solutions connecting health plans, physicians and hospitals. In exchange for providing general assistance and advice to NaviMedix, we received 800,000 shares of NaviMedix common stock and the right to receive an additional 100,000 earnout shares for each $1 million in certain NaviMedix gross revenues generated during an annualized six-month measurement period. In March 2002, we entered into an assignment, assumption and bonus option agreement with CSMS-IPA pursuant to which CSMS-IPA received 32,000 shares or 4% of the NaviMedix shares that we received and the right to receive 4% of any of the earnout shares we may realize. Under the agreement, CSMS-IPA is also entitled to receive up to an additional 8.2% of the earnout shares from us depending on the proportion of NaviMedix gross revenue that is generated in Connecticut. In March 2002, we entered into a cooperation agreement with CSMS-IPA pursuant to which we jointly designate and agree to evaluate connectivity vendors for CSMS-IPA members. NaviMedix provides connectivity services to our subsidiary, Health Net of the Northeast, Inc. under a three-year term which expires on April 1, 2004.

During the fourth quarter ended December 31, 2003, we assessed the probability and concluded it was unlikely that we would realize any of the earnout shares to which we may be entitled under the marketing and stock issuance agreement with NaviMedix. Also in December 2003, Health Net decided to not renew the agreement with NaviMedix under which they provide connectivity services. However, we intend to enter into an agreement with NaviMedix under which they will provide connectivity services to us for a four month period beginning April 1, 2004. Accordingly, we recognized an asset impairment of $13.8 million on our $15 million asset related to the CSMS-IPA e-business connectivity services contract.

2002 Charges

During the fourth quarter ended December 31, 2002, pursuant to SFAS No. 144, we recognized $35.8 million of impairment charges stemming from purchased and internally developed software that were rendered obsolete as a result of our operations and systems consolidation process. In addition, beginning in the first quarter of 2003, internally developed software of approximately $13 million in carrying value was subject to accelerated depreciation to reflect their revised useful lives as a result of our operations and systems consolidation.

Effective December 31, 2002, MedUnite, Inc., a health care information technology company, in which we had invested $13.4 million, was sold. As a result of the sale, our original investments were exchanged for $1 million in cash and $1.6 million in notes. Accordingly, we wrote off the original investments of $13.4 million less the $1 million cash received and recognized an impairment charge of $12.4 million on December 31, 2002 which included an allowance against the full value of the notes received in exchange.

During the third quarter ended September 30, 2002, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), we evaluated the carrying value of our investments available for sale in CareScience, Inc. The common stock of CareScience, Inc. had been consistently trading below $1.00 per share since early September 2002 and was at risk of being delisted. As a result, we determined that the decline in the fair value of CareScience’s common stock was other than temporary. The fair value of these investments was determined based on quotations available on a securities exchange registered with the SEC as of September 30, 2002. Accordingly, we recognized a pretax $3.6 million write-down in the carrying value of these investments which was classified as asset impairments and restructuring charges during the third quarter ended September 30, 2002. Subsequent to the write-down, our new cost basis in our investment in CareScience, Inc. was $2.6 million as of September 30, 2002. Our remaining holdings in CareScience, Inc. had been included in investments-available for sale on the accompanying consolidated balance sheets and were subsequently sold.

Pursuant to SFAS No. 115 and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures,” we evaluated the carrying value of our investments in convertible preferred stock and subordinated notes of AmCareco, Inc. arising from a previous divestiture of health plans in Louisiana, Oklahoma and Texas in 1999. Since August 2002, authorities in these states had taken various actions, including license denials and liquidation-related processes, that caused us to determine that the carrying value of these assets was no longer recoverable. Accordingly, we wrote off the total carrying value of our investment of $7.1 million which was included as a charge in asset impairments and restructuring charges during the third quarter ended September 30, 2002. Our investment in AmCareco had been included in other noncurrent assets on the consolidated balance sheets.

2001 Charges

As part of our ongoing general and administrative expense reduction efforts, during the third quarter of 2001, we finalized a formal plan to reduce operating and administrative expenses for all business units within the Company (the 2001 Plan). In connection with the 2001 Plan, we decided on enterprise-wide staff reductions and consolidations of certain administrative, financial and technology functions. We recorded pretax restructuring charges of $79.7 million during the third quarter ended September 30, 2001. As of September 30, 2002, we had completed the 2001 Plan.

The 2001 Plan included the elimination of 1,577 employee positions throughout all functional groups, divisions and corporate offices within the Company and resulted in severance and benefit related costs of $43.3 million. As of September 30, 2002, the termination of positions in connection with the 2001 Plan had been completed and we recorded a modification of $1.5 million to reflect an increase in the severance and related benefits in connection with the 2001 Plan from the initial amount of $43.3 million to a total of $44.8 million. Various information technology systems and equipment, software development projects and leasehold improvements were affected by the 2001 Plan and resulted in $27.9 million in asset impairment charges. The 2001 Plan also resulted in $5.1 million and $3.4 million of real estate lease termination costs and other costs, respectively. No payments remain to be paid related to the 2001 Plan.

Note 15—Segment Information

We currently operate within two reportable segments: Health Plan Services and Government Contracts. Our current Health Plan Services reportable segment includes the operations of our health plans in the states of Arizona, California, Connecticut, New Jersey, New York, Oregon and Pennsylvania, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries.

Our Government Contracts reportable segment includes government-sponsored multi-year managed care plans through the TRICARE program and other government contracts.

We evaluate performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies, except that intersegment transactions are not eliminated.

Presented below are segment data for the three years ended December 31 (amounts in thousands).

2003
	Health Plan Services	Government Contracts	Corporate And Other(1)	Total
Revenues from external sources	$9,093,219	$1,865,773	—	$10,958,992
Intersegment revenues	42,087		(42,087)	—
Net investment income	66,338	116	(7,122)	59,332
Other income	922	32	45,424	46,378
Interest expense	3,097	—	36,038	39,135
Depreciation and amortization	35,768	444	22,465	58,677
Asset impairments and restructuring charges	2,609	—	13,800	16,409
Gain on sale of businesses	—	—	(18,901)	(18,901)
Segment profit (loss)	475,503	75,285	(36,309)	514,479
Segment assets	3,080,421	480,968	(12,113)	3,549,276

2002
	Health Plan Services	Government Contracts	Corporate And Other(1)	Total
Revenues from external sources	$8,581,658	$1,498,689	—	$10,080,347
Intersegment revenues	46,657	—	$(46,657)	—
Net investment income	75,976	33	(10,799)	65,210
Other income	1,814	6	47,381	49,201
Interest expense	5,687	5	34,534	40,226
Depreciation and amortization	48,012	1,299	19,581	68,892
Asset impairments and restructuring charges	27,837	(1,676)	34,176	60,337
Loss on sale of businesses and properties	—	—	5,000	5,000
Segment profit (loss)	392,790	44,506	(20,064)	417,232
Segment assets	3,049,700	396,759	14,292	3,460,751

2001
	Health Plan Services	Government Contracts	Corporate And Other(1)	Total
Revenues from external sources	$8,575,012	$1,339,066	—	$9,914,078
Intersegment revenues	60,950	—	$(60,950)	—
Net investment income	90,936	430	(12,581)	78,785
Other income	2,044	24	68,214	70,282
Interest expense	5,843	20	49,077	54,940
Depreciation and amortization	62,233	2,131	34,331	98,695
Asset impairments and restructuring charges	53,115	3,591	22,961	79,667
Loss on sale of businesses and properties	—	—	72,422	72,422
Segment profit (loss)	287,060	14,839	(21,329)	280,570
Segment assets	3,041,426	400,306	125,109	3,566,841

(1)	Includes intersegment eliminations and results from our corporate entities and employer services group division.

Beginning January 1, 2002, we implemented several initiatives to reduce our G&A expenses. At that time, we changed our methodology from allocating budgeted costs to allocating actual expenses incurred for corporate shared services to more properly reflect segment costs. Our chief operating decision maker now uses the segment pretax profit or loss subsequent to the allocation of actual shared services expenses as its measurement of segment performance. We changed our methodology of determining segment pretax profit or loss to better reflect management’s revised view of the relative costs incurred proportionally by our reportable segments. Certain prior period balances have been reclassified to conform to our chief operating decision maker’s current view of segment pretax profit or loss.

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income from continuing operations before income taxes and cumulative effect of a change in accounting principle for the years ended December 31, 2003, 2002 and 2001 is as follows (amounts in thousands):

	2003	2002	2001
Total reportable segment profit	$550,788	$437,296	$301,899
Loss from corporate and other entities	(36,309)	(20,064)	(21,329)
Asset impairments and restructuring charges	(16,409)	(60,337)	(79,667)
Net gain (loss) on sale of businesses and properties and assets held for sale	18,901	(5,000)	(72,422)

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle as reported	$516,971	$351,895	$128,481

Loss from other corporate entities and employer services group subsidiary, which are not part of our Health Plan Services and Government Contracts reportable segments, are excluded from our measurement of segment performance. Other corporate entities include our facilities, warehouse, reinsurance and surgery center subsidiaries. Asset impairments, restructuring charges and net loss on assets held for sale and sale of businesses and properties are excluded from our measurement of segment performance since they are unusual items and are not managed within either of our reportable segments.

Note 16—Health Care Services and Government and Contract Expenses

Reserves for claims and other settlements and health care and other costs payable under government contracts include reserve for claims which consist of incurred but not reported claims (IBNR), received but unprocessed claims, claims in course of settlement and other liabilities. The table below provides a reconciliation of changes in reserve for claims for the years ended December 31, 2003, 2002 and 2001.

	Health Plan Services Year Ended December 31,
	2003	2002	2001
Reserve for claims(a), beginning of period	$787,317	$822,203	$806,749
Divested health plans (b)	(5,119)	—	(82,874)
Incurred claims related to:
Current year	4,487,698	3,988,896	3,927,555
Prior years(e)	(33,812)	(34,742)	(56,612)

Total incurred(c)	4,453,886	3,954,154	3,870,943

Paid claims related to:
Current year	3,738,599	3,228,952	3,047,694
Prior years	720,426	760,088	724,921

Total paid(c)	4,459,025	3,989,040	3,772,615

Reserve for claims(a), end of period	777,059	787,317	822,203
Add:
Claims payable	167,361	144,116	113,290
Other(d)	80,130	93,836	118,073

Reserves for claims and other settlements, end of period	$1,024,550	$1,025,269	$1,053,566

(a)	Consists of incurred but not reported claims and received but unprocessed claims and reserves for loss adjustment expenses.

(b)	Adjustment for 2001 consists primarily of reductions in reserves for claims resulting from the sale of our Florida health plan.

Adjustment for 2003 consists primarily of reductions in reserves for claims resulting from the sales of our dental and vision plans.

(c)	Includes medical claims only. Capitation, pharmacy and other payments are not included.

(d)	Includes accrued capitation, shared risk settlements, provider incentives and other reserve items.

(e)	For incurred claims related to prior years, a negative amount would mean that our actual health care service experience related to prior years were less than the estimates previously made by us.

	Government Contracts Year Ended December 31,
	2003	2002	2001
Reserve for claims(a), beginning of period	$193,038	$224,011	$205,325
Incurred claims related to:
Current year	1,481,264	1,185,113	1,017,742
Prior years(b)	22,809	(5,517)	10,390

Total incurred	1,504,073	1,179,596	1,028,132

Paid claims related to:
Current year	1,294,327	1,031,533	844,681
Prior years	186,822	179,036	164,765

Total paid	1,481,149	1,210,569	1,009,446

Reserve for claims(a), end of period	215,962	193,038	224,011
Add:
Claims payable	40,047	26,416	34,125

Reserves for claims and other settlements, end of period	$256,009	$219,454	$258,136

(a)	Consists of incurred but not reported claims and reported but unprocessed claims

(b)	Based on bid price adjustment clauses in our government contracts, including risk sharing provisions, the maximum profit impact of any prior year claims on Government Contracts would be 30% of the amounts shown.

The following table shows the Company’s health plan services for capitated and non-capitated expenses for the years ended December 31 (amounts in thousands):

	Health Plan Services
	2003	2002	2001
Total incurred claims	$4,453,886	$3,954,154	$3,870,943
Capitated expenses and shared risk	2,403,971	2,575,125	2,703,665
Pharmacy and other	658,981	632,241	669,037

Health plan services	$7,516,838	$7,161,520	$7,243,645

For the years ended December 31, 2003, 2002 and 2001, the Company’s capitated, shared risk, pharmacy and other expenses represented 41%, 45% and 47%, respectively, of the Company’s total health plan services.

	Government Contracts
	2003	2002	2001
Total incurred claims	$1,504,073	$1,179,596	$1,028,132
Administrative and other costs	285,450	273,372	296,516

Government contracts costs	$1,789,523	$1,452,968	$1,324,648

For the years ended December 31, 2003, 2002 and 2001, the Company’s administrative and other costs represented 16%, 19% and 22%, respectively, of the Company’s total government contracts costs.

Note 17—Quarterly Information (Unaudited)

The following interim financial information presents the 2003 and 2002 results of operations on a quarterly basis (amounts in thousands, except per share data).

2003

	March 31	June 30	September 30	December 31
Total revenues	$2,715,685	$2,752,662	$2,816,723	$2,779,632
Income from continuing operations before income taxes and loss on settlement from disposition	116,348	118,514	138,742	143,367
Net income (loss)	72,135	74,784	(2,238)	89,349

BASIC EARNINGS (LOSS) PER SHARE
Net income (loss)	$0.61	$0.64	$(0.02)	$0.79
DILUTED EARNINGS (LOSS) PER SHARE
Net income (loss)	$0.60	$0.63	$(0.02)	$0.77

2002

	March 31	June 30	September 30	December 31
Total revenues	$2,469,334	$2,505,250	$2,574,060	$2,646,114
Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	89,540	96,471	100,891	64,993
Net income	49,617	64,214	66,597	45,152
BASIC EARNINGS PER SHARE
Net income	$0.40	$0.51	$0.53	$0.37
DILUTED EARNINGS PER SHARE
Net income	$0.39	$0.50	$0.53	$0.36

Note 18—Subsequent Event

On March 1, 2004, we completed the sale of two subsidiaries, American VitalCare, Inc. and Managed Alternative Care, Inc., to a subsidiary of Rehabcare Group, Inc. We received a payment of approximately $11 million, subject to certain post-closing adjustments, and a $3 million subordinated promissory note. In addition, we retained an interest in certain accounts receivables of the subsidiaries. These subsidiaries are reported as part of our Government Contracts reportable segment.

These subsidiaries had $14.7 million, $11.5 million and $13.0 million of total revenues for the year ended December 31, 2003, 2002 and 2001, respectively, and $3.4 million, $1.3 million and $3.4 million of income before income taxes for the year ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, these subsidiaries had a combined total of approximately $7 million in net equity, excluding certain assets that we will retain as part of the agreement, which we will recover through the sales proceeds.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$364,616	$204,537
Investments—available for sale	2,245	2,520
Other assets	18,377	9,760
Notes receivable due from subsidiaries	5,554	23,007
Due from subsidiaries	87,407	75,026

Total current assets	478,199	314,850
Property and equipment, net	73,747	47,171
Goodwill, net	394,784	394,784
Other intangible assets, net	9,265	10,618
Investment in subsidiaries	1,744,222	1,737,262
Other deferred taxes	32,832	38,847
Notes receivable due from subsidiaries	2,435	2,435
Other assets	58,073	75,371

Total Assets	$2,793,557	$2,621,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to subsidiaries	$155,165	$72,330
Intercompany notes payable	1,556	1,651
Deferred taxes	7,507	48,731
Other liabilities	143,379	109,971

Total current liabilities	307,607	232,683
Intercompany notes payable—long term	722,921	641,498
Senior notes payable	398,963	398,821
Other liabilities	69,841	47,920

Total Liabilities	1,499,332	1,320,922

Commitments and contingencies
Stockholders’ Equity:
Common stock and additional paid-in capital	789,392	730,626
Restricted common stock	5,885	1,913
Unearned compensation	(3,995)	(1,441)
Retained earnings	1,051,776	817,746
Common stock held in treasury, at cost	(549,102)	(259,513)
Accumulated other comprehensive gain	269	11,085

Total Stockholders’ Equity	1,294,225	1,300,416

Total Liabilities and Stockholders’ Equity	$2,793,557	$2,621,338

See accompanying note to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
REVENUES:
Net investment income	$5,954	$5,374	$8,043
Other income	566	1,984	2,659
Administrative service agreements	311,414	252,373	154,266

Total revenues	317,934	259,731	164,968
EXPENSES:
General and administrative	303,511	234,191	151,159
Amortization and depreciation	19,707	15,727	28,460
Interest	46,213	47,954	66,301
Net (gain) loss on sale of businesses	(20,972)	—	68,074
Asset impairment and restructuring charges	13,800	36,736	13,217

Total expenses	362,259	334,608	327,211

Loss from continuing operations before income taxes and equity in net income of subsidiaries	(44,325)	(74,877)	(162,243)
Income tax benefit	16,622	25,336	60,030
Equity in net income of subsidiaries	350,783	275,121	183,155

Income from continuing operations	323,080	225,580	80,942
Discontinued operations:
Loss on settlement of disposition, net of tax benefit of $47,950	(89,050)	—	—

Net income	$234,030	$225,580	$80,942

See accompanying note to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2003	2001	2001
NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(22,028)	$84,814	$(55,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	5,704	—	7,496
Maturities of investments	1,010	—	1,000
Purchases of investments	(1,919)	—	(5,108)
Purchases of property and equipment	(44,968)	(24,908)	(11,762)
Cash received from the sale of businesses	94,309	—	—
Other assets	1,702	3,846	(15,311)

Net cash provided by (used in) investing activities	55,838	(21,062)	(23,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in checks outstanding, net of deposits	—	(5,707)	(275)
Net borrowings from subsidiaries	115,781	201,144	256,260
Proceeds from exercise of stock options and employee stock purchases	42,330	49,524	10,449
Proceeds from issuance of notes and other financing arrangements	5,680	50,000	601,076
Repayment of debt	(5,864)	(245,410)	(777,532)
Repurchase of common stock	(288,318)	(159,676)	—
Dividends received from subsidiaries	277,660	168,000	163,496
Capital contributions to subsidiaries	(21,000)	(18,640)	(88,514)

Net cash provided by financing activities	126,269	39,235	164,960

Net increase in cash and cash equivalents	160,079	102,987	85,299
Cash and cash equivalents, beginning of period	204,537	101550	16,251

Cash and cash equivalents, end of period	$364,616	$204,537	$101,550

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

Effective, January 1, 2002, HNT adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” which, among other things, eliminates amortization of goodwill and other intangibles with indefinite lives. Goodwill amortization expense was $0, $0 and $12.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

SUPPLEMENTAL SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HEALTH NET, INC.

(Amounts in thousands)

	Balance at beginning of period	Charged to costs and expenses	Credited to other accounts (1)	Deductions (2)	Balance at end of period
2003:
Allowance for doubtful accounts:
Premiums receivable	$13,964	$3,161	$(6,495)	$(107)	$10,523
2002:
Allowance for doubtful accounts:
Premiums receivable	$14,595	$5,475	$(6,106)	—	$13,964
2001:
Allowance for doubtful accounts:
Premiums receivable	$19,822	$3,573	$(8,106)	$(694)	$14,595

(1)	Credited to premiums receivable on the Consolidated Balance Sheets.
(2)	Reflects the sales of our subsidiaries.