Form 10-Q
period 2004-03-31
HEALTH NET INC
filed 2004-05-10
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

The number of shares outstanding of the registrant’s Class A Common Stock as of May 5, 2004 was 112,814,121 (excluding 20,873,729 shares held as treasury stock) and no shares of Class B Common Stock were outstanding as of such date.

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH NET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$684,782	$860,871
Investments—available for sale	1,042,021	1,082,789
Premiums receivable, net	186,178	144,968
Amounts receivable under government contracts	121,037	90,928
Reinsurance and other receivables	94,469	105,074
Deferred taxes	40,827	43,008
Other assets	92,404	84,842

Total current assets	2,261,718	2,412,480
Property and equipment, net	186,700	190,900
Goodwill, net	723,595	729,506
Other intangible assets, net	19,313	19,918
Deferred taxes	41,409	44,769
Other noncurrent assets	214,894	151,703

Total Assets	$3,447,629	$3,549,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,069,247	$1,024,550
Health care and other costs payable under government contracts	233,331	256,009
Unearned premiums	95,614	178,115
Accounts payable and other liabilities	272,000	315,031

Total current liabilities	1,670,192	1,773,705
Senior notes payable	406,603	398,963
Other noncurrent liabilities	78,958	82,383

Total Liabilities	2,155,753	2,255,051

Commitments and contingencies
Stockholders’ Equity:
Common stock and additional paid-in capital	794,602	789,392
Restricted common stock	6,027	5,885
Unearned compensation	(3,624)	(3,995)
Treasury Class A common stock, at cost	(577,484)	(549,102)
Retained earnings	1,066,788	1,051,776
Accumulated other comprehensive income	5,567	269

Total Stockholders’ Equity	1,291,876	1,294,225

Total Liabilities and Stockholders’ Equity	$3,447,629	$3,549,276

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	First Quarter Ended March 31,
	2004	2003
REVENUES
Health plan services premiums	$2,404,355	$2,237,328
Government contracts	503,948	453,556
Net investment income	15,201	12,979
Other income	1,248	11,822

Total revenues	2,924,752	2,715,685
EXPENSES
Health plan services	2,107,087	1,861,190
Government contracts	480,905	433,517
General and administrative	231,485	224,052
Selling	63,577	55,136
Depreciation	9,983	15,011
Amortization	606	669
Interest	8,438	9,762
Gain on sale of businesses	(1,875)	—

Total expenses	2,900,206	2,599,337

Income from operations before income taxes	24,546	116,348
Income tax provision	9,534	44,213

Net income	$15,012	$72,135

Earnings per share:
Basic	$0.13	$0.61
Diluted	$0.13	$0.60
Weighted average shares outstanding:
Basic	112,600	118,972
Diluted	114,342	120,577

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	First Quarter Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,012	$72,135
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	10,589	15,680
Gain on sale of businesses	(1,875)	—
Other changes	(898)	1,675
Changes in assets and liabilities, net of effects of dispositions:
Premiums receivable and unearned premiums	(130,211)	(62,506)
Other assets	4,718	19,094
Amounts receivable/payable under government contracts	(52,787)	(48,532)
Reserves for claims and other settlements	42,962	79,972
Accounts payable and other liabilities	(42,085)	12,676

Net cash (used in) provided by operating activities	(154,575)	90,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	125,015	27,520
Maturities of investments	112,345	193,664
Purchases of investments	(186,289)	(161,339)
Purchases of property and equipment	(5,853)	(13,529)
Cash received from the sale of businesses	11,026	—
Purchases of restricted investments and other	(49,279)	(16,526)

Net cash provided by investing activities	6,965	29,790

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	4,785	6,931
Repurchases of common stock	(33,264)	(90,319)
Repayment of debt and other noncurrent liabilities	—	(49)

Net cash used in financing activities	(28,479)	(83,437)

Net (decrease) increase in cash and cash equivalents	(176,089)	36,547
Cash and cash equivalents, beginning of period	860,871	832,793

Cash and cash equivalents, end of period	$684,782	$869,340

SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Issuance of restricted stock	$142	$3,502
Securities reinvested from restricted available for sale investments to restricted cash	18,051	46,708
Securities reinvested from restricted cash to restricted available for sale investments	17,523	8,643

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Health Net, Inc. (referred to hereafter as the Company, we, us or our) prepared the condensed consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements.

We are responsible for the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results in accordance with GAAP. In accordance with GAAP, we make certain estimates and assumptions that affect the reported amounts. Actual results could differ from estimates. As these are condensed financial statements, you should also read our 2003 consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for the full year.

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Our comprehensive income is as follows (amounts in thousands):

	First Quarter Ended March 31,
	2004	2003
Net income	$15,012	$72,135
Other comprehensive income (loss), net of tax:
Net change in unrealized appreciation on investments available for sale	5,298	(1,794)

Comprehensive income	$20,310	$70,341

Earnings Per Share

Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (stock options and restricted stock) outstanding during the periods presented. Common stock equivalents arising from dilutive stock options and restricted common stock are computed using the treasury stock method. There were 1,743,000 and 1,606,000 shares of dilutive common stock equivalents for the first quarters ended March 31, 2004 and 2003, respectively, which included 84,000 and 20,000 shares of dilutive restricted common stock, respectively.

Options to purchase an aggregate of 1,698,000 and 2,579,000 shares of common stock during the first quarters ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock for each respective period. These options expire through March 2014.

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock. As of March 31, 2004, we had repurchased an aggregate of 17,679,355 shares of our Class A Common Stock under this repurchase program (see Note 5).

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

	First Quarter Ended March 31,
	2004	2003
Net income, as reported	$15,012	$72,135
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	315	202
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(3,766)	(3,677)

Net income, pro forma	$11,561	$68,660

Basic earnings per share
As reported	$0.13	$0.61
Pro forma	$0.10	$0.58
Diluted earnings per share
As reported	$0.13	$0.60
Pro forma	$0.10	$0.57

The weighted average fair values for options granted during the first quarters ended March 31, 2004 and 2003 were $7.00 and $7.97, respectively. The fair values were estimated using the Black-Scholes option-pricing model.

The weighted average assumptions used in the fair value calculation for the first quarters ended March 31, 2004 and 2003 were:

	2004	2003
Risk-free interest rate	2.55%	2.70%
Expected option lives (in years)	3.6	3.9
Expected volatility for options	28.1%	38.3%
Expected dividend yield	None	None

As fair value criteria were not applied to option grants and employee purchase rights prior to 1995, and additional awards in future years are anticipated, the effects on net income and earnings per share in this pro forma disclosure may not be indicative of future amounts.

Restricted Stock

During the first quarters ended March 31, 2004 and 2003, we entered into Restricted Stock Agreements with certain employees and awarded 6,000 and 145,000 shares of nonvested common stock, respectively. The shares issued pursuant to the agreements are subject to restrictions on transfers, voting rights and certain other conditions. Upon issuance of the restricted shares pursuant to the agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation. This unearned compensation will be amortized over the respective restricted periods. Compensation expense recorded for these restricted shares was $512,000 and $326,000 during the first quarters ended March 31, 2004 and 2003, respectively.

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

Goodwill and Other Intangible Assets

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

We identified the following six reporting units within our businesses: Health Plans, Government Contracts, Behavioral Health, Dental & Vision, Subacute and Employer Services Group. In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units upon adoption of this Standard. We also re-assessed the useful lives of our other intangible assets and determined that they properly reflect the estimated useful lives of these assets. We perform our annual impairment test as of June 30 in each year. During the fourth quarter ended December 31, 2003, we sold our dental, vision and employer services group subsidiaries. During the first quarter ended March 31, 2004, we sold our subacute subsidiaries (see Note 4). As a result of our 2003 and 2004 divestitures, Health Plans is our only reporting unit with goodwill as of March 31, 2004. All goodwill balances related to the reporting units sold in 2003 and the first quarter ended March 31, 2004 were recovered and written off as part of the sale transactions.

The changes in the carrying amount of goodwill by reporting unit are as follows (amounts in millions):

	Health Plans	Behavioral Health	Dental/ Vision	Subacute	Employer Services Group	Total
Balance at January 1, 2002	$716.7	$3.5	$0.7	$5.9	$37.6	$764.4
Impairment losses	—	(3.5)	—	—	(5.4)	(8.9)
Reclassification from other intangible assets (a)	6.9	—	—	—	—	6.9
Goodwill written off related to sale of business unit	—	—	—	—	(0.3)	(0.3)

Balance at December 31, 2002	$723.6	$—	$0.7	$5.9	$31.9	$762.1
Goodwill written off related to sale of business unit	—	—	(0.7)	—	(31.9)	(32.6)

Balance at December 31, 2003	$723.6	$—	$—	$5.9	$—	$729.5

Goodwill written off related to sale of business unit	—	—	—	(5.9)	—	(5.9)

Balance at March 31, 2004	$723.6	$—	$—	$—	$—	$723.6

(a)	As part of adopting SFAS No. 142, we transferred $6.9 million of other intangible assets to goodwill since they did not meet the new criteria for recognition apart from goodwill. These other intangible assets were acquired through our previous purchase transactions.

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
As of March 31, 2004:
Provider networks	$35.7	$(18.0)	$17.7	14-40
Employer groups	92.9	(91.3)	1.6	11-23

	$128.6	$(109.3)	$19.3

As of December 31, 2003:
Provider networks	$35.7	$(17.6)	$18.1	14-40
Employer groups	92.9	(91.1)	1.8	11-23

	$128.6	$(108.7)	$19.9

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 is as follows (amounts in millions):

2004	$2.4
2005	2.4
2006	2.0
2007	1.6
2008	1.6

Restricted Cash and Investments

We and our consolidated subsidiaries are required to set aside certain funds for restricted purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of March 31, 2004 and December 31, 2003, the restricted cash and cash equivalents balances totaled $59.4 million and $62.4 million, respectively, and are included in other noncurrent assets. Certain long-term debt investments are held by trustees or agencies pursuant to state regulatory requirements and totaled $0.8 million as of March 31, 2004 and December 31, 2003 and are included in other noncurrent assets. Short-term investments are held by trustees or agencies pursuant to state regulatory requirements and were $75.6 million and $72.7 million as of March 31, 2004 and December 31, 2003, respectively, and are included in investments available for sale. In addition, in connection with the expiration of our current TRICARE contracts, we have set aside $53.5 million in cash as of March 31, 2004 as required under the current TRICARE contracts to pay the run-out claims. This amount is included in other noncurrent assets as of March 31, 2004.

Interest Rate Swap Contracts

The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related senior notes payable are reflected at an amount equal to the sum of their carrying value plus an adjustment representing the change in fair value of the senior notes payable attributable to the interest risk being hedged. Because the terms of the swaps match the terms of our senior notes payable, the changes in the fair value of the swaps offset the changes in the adjusted carrying value of our senior notes payable being hedged. The net effect on our operating results is that the interest expense on our senior notes payable is recorded based on variable interest rates.

Recently Issued Accounting Pronouncements

At its March 2004 meeting, the Emerging Issues Task Force (EITF) reached consensus on the remaining issues for Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force reached a consensus on the remaining issues related to the application of the impairment model for cost method investments and disclosures for cost method investments, as well as several refinements to certain elements of the overall impairment model discussed at the November 2003 EITF meeting. As a result, the Task Force has reached a final consensus on an other-than-temporary impairment model for debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” certain debt and equity securities within the scope of SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting (i.e., cost method investments). The Task Force also reached a consensus that the three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. Quantitative and qualitative disclosure requirements for investments accounted for under SFAS No. 115 and SFAS No. 124 were effective for the first annual reporting period ending after December 15, 2003. We disclosed such quantitative and qualitative information in our notes to consolidated financial statements as of December 31, 2003. All new disclosure requirements related to cost method investments are effective for the annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132R). SFAS No. 132R revises requirements for employers’ disclosures about pension plans and other postretirement benefit plans. This statement retains the disclosure requirements contained in SFAS No. 132,” Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132) and requires additional disclosures to those in SFAS No. 132, including interim-period disclosures. The provisions of SFAS No. 132R are effective for financial statements with fiscal years ending after December 15, 2003, and the interim-period disclosure requirements are effective for interim periods beginning after December 15, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 addresses the issuer’s accounting for certain freestanding financial instruments. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The adoption of SFAS No. 150 had no impact on our financial position or results of operations as we have no pre-existing instruments that are impacted by SFAS No. 150.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated as follows, and for hedging relationships designated after June 30, 2003. The guidance will be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist will be applied to existing contracts as well as new contracts entered into after June 30, 2003. As of March 31, 2004, the adoption of SFAS No. 149 has had no impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” and subsequently revised the interpretation in December 2003 (FIN 46R). FIN 46R requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The maximum exposure of any investment that may be determined to be a variable interest entity is limited to the amount invested. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending after March 31, 2004. We believe the effect of the adoption of FIN 46R will not have any effect on our consolidated financial position or results of operations.

3. SEGMENT INFORMATION

We operate within two reportable segments: Health Plan Services and Government Contracts. Our Health Plan Services reportable segment includes the operations of our health plans in the states of Arizona, California, Connecticut, New Jersey, New York and Oregon, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. Coverage for all members enrolled in our Pennsylvania health plan was discontinued on January 11, 2004.

Our Government Contracts reportable segment includes government-sponsored multi-year managed care plans through the TRICARE program and other government contracts.

We evaluate performance and allocate resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, except that intersegment transactions are not eliminated.

Our segment information is as follows (amounts in millions):

	Health Plan Services	Government Contracts	Total
First Quarter Ended March 31, 2004
Revenues from external sources	$2,404.4	$503.9	$2,908.3
Intersegment revenues	10.1	—	10.1
Segment profit	4.0	21.9	25.9

First Quarter Ended March 31, 2003
Revenues from external sources	$2,237.3	$453.6	$2,690.9
Intersegment revenues	10.5	—	10.5
Segment profit	108.8	19.8	128.6

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income before income taxes is as follows (amounts in millions):

	First Quarter Ended March 31,
	2004	2003
Total reportable segment profit	$25.9	$128.6
Loss from corporate and other entities	(1.4)	(12.3)

Income before income taxes	$24.5	$116.3

Loss from other corporate entities and our employer services group subsidiary, which are not part of our Health Plan Services and Government Contracts reportable segments, are excluded from our measurement of segment performance. Other corporate entities include our facilities, warehouse, reinsurance and surgery center subsidiaries. Gain on sale of businesses is excluded from our measurement of segment performance since it is not part of our core operations and is not managed within either of our reportable segments.

4. DIVESTITURES AND TRANSACTIONS

American VitalCare and Managed Alternative Care Subsidiaries

On March 1, 2004, we completed the sale of two subsidiaries, American VitalCare, Inc. and Managed Alternative Care, Inc., to a subsidiary of Rehabcare Group, Inc. We received a payment of approximately $11 million, subject to certain post-closing adjustments, and a $3 million subordinated promissory note for which we recorded a full reserve. We retained an interest in certain accounts receivable of the subsidiaries and have reserved for all except $0.2 million of these accounts receivable. In addition, we are contingently liable for the accounts receivable balances of $3.0 million, net of an allowance for uncollectible accounts of $0.7 million, purchased by Rehabcare Group, Inc. and not collected within six months after the sale. These subsidiaries were reported as part of our Government Contracts reportable segment. We recorded a pretax gain of $1.9 million related to the sale of these subsidiaries during the first quarter ended March 31, 2004.

These subsidiaries had $2.3 million and $3.5 million of total revenues for the first quarters ended March 31, 2004 and 2003, respectively, and $0.2 million and $0.8 million of income before income taxes for the first quarters ended March 31, 2004 and 2003, respectively. As of the date of sale, these subsidiaries had a combined total of approximately $2.3 million in net equity which we fully recovered through the sales proceeds.

The divestitures of our American VitalCare and Managed Alternative Care subsidiaries during the first quarter ended March 31, 2004 are not presented as discontinued operations since they are collectively not material to the accompanying consolidated financial statements as of December 31, 2003 and March 31, 2004 and for the first quarters ended March 31, 2004 and 2003.

Pennsylvania Health Plan

Effective September 30, 2003, we withdrew our commercial health plan from the commercial market in the Commonwealth of Pennsylvania. Coverage for our members enrolled in the Federal Employee Health Benefit Plan was discontinued on January 11, 2004; however, we intend to maintain our network of providers in Pennsylvania to service our New Jersey members and TRICARE eligibles. As of March 31, 2004, we had no members enrolled in our commercial health plan in Pennsylvania. Our Pennsylvania health plan is reported as part of our Health Plan Services reportable segment.

Our Pennsylvania health plan had $0.2 million and $20.4 million of total revenues and (loss) from operations before income taxes of $(0.07) million and $(0.6) million for the first quarters ended March 31, 2004 and 2003, respectively. As of March 31, 2004, our Pennsylvania health plan had net equity of $10.5 million. The net equity is comprised of cash, cash equivalents and investments available for sale and is required by the Pennsylvania Department of Insurance to meet minimum capital requirements until all claims have been paid or discharged.

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

The maximum liability under the Reinsurance Agreement of $28 million was reported as part of loss on assets held for sale as of June 30, 2001, since this was our best estimate of our probable obligation under this arrangement. As the reinsured claims are submitted to FHAC, the liability is reduced by the amount of claims paid. As of March 31, 2004, we have paid the maximum amount of $28 million under this agreement.

The SPA included an indemnification obligation for all pending and threatened litigation as of the closing date and certain specific provider contract interpretation or settlement disputes. As of March 31, 2004 and December 31, 2003, we have paid $5.7 million in settlements on certain indemnified items. At this time, we believe that the estimated liability related to the remaining indemnified obligations on any pending or threatened litigation and the specific provider contract disputes will not have a material impact on the financial condition, results of operations or liquidity of the Company.

The SPA provides for the following true-up adjustments that could result in an adjustment to the loss on the sale of the Plan:

•	A retrospective post-closing settlement of statutory equity based on subsequent adjustments to the closing balance sheet for the Plan.

•	A settlement of unpaid provider claims as of the closing date based on claim payments occurring during a one-year period after the closing date.

•	A settlement of the reinsured claims in excess of certain baseline medical loss ratios. In February 2004, we provided a final calculation of the loss on the claims to the Plan and, in connection therewith, paid additional amounts of $3.2 million to the Plan with the effect that we have now paid our maximum liability as provided for under the Reinsurance Agreement.

The true-up process has not been finalized as to the post-closing settlement of statutory equity and the settlement of unpaid provider claims, and we do not have sufficient information regarding the true-up adjustments to assess the probability or estimate any adjustment to the recorded loss on the sale of the Plan as of March 31, 2004. However, based on the information we have to date, we believe that the true-up adjustments would not have a material impact on the financial condition, results of operations or liquidity of the Company.

Pharmacy Benefit Services

Effective April 1, 2003, we amended our existing ten-year pharmacy benefit services agreement that we had entered into in 1999 with an external third-party service provider (the Pharmacy Benefit Services Agreement). The amendment provided for (1) the termination of certain service and performance provisions and the modification of certain other service and performance provisions of the Pharmacy Benefit Services Agreement, (2) our payment of approximately $11.5 million in May 2003 (the Amendment Payment) to the external third-party service provider, (3) our ability to terminate the Pharmacy Benefit Services Agreement on April 1, 2004, subject to certain termination provisions and (4) one year of consulting services (which ended March 31, 2004) on specialty pharmacy strategic planning, benefit design strategy and e-prescribing services from the external third-party service provider for a fee of $5 million. In April 2003, we paid $2.9 million to this external third-party service provider for amounts previously accrued under another provision of the Pharmacy Benefit Services Agreement.

As part of the original 1999 transactions with this external third-party service provider, we sold our non-affiliate health plan pharmacy benefit management operations and received a warrant to acquire 800,000 shares of common stock (as adjusted for stock splits) of the external third-party service provider. In April 2003, we exercised the vested portion of the warrants (640,000 shares) and, following a 30-day holding period, sold the underlying common stock for a gain of approximately $11.5 million. We recorded the Amendment Payment as well as the gain realized on the sale of the underlying common stock in G&A expenses in May 2003. The remaining 160,000 shares were scheduled to vest on April 1, 2004. During the first quarter ended March 31, 2004, this external third-party service provider was acquired by Caremark Rx, Inc. (CMX), whereupon our warrant to acquire the remaining 160,000 shares of common stock was converted into a warrant to acquire 301,425 shares of CMX common stock. The CMX warrant vested on April 1, 2004. During April 2004, we exercised the warrant and sold the underlying 301,425 shares of common stock for approximately $10.2 million.

On September 2, 2003, we terminated the Pharmacy Benefit Services Agreement effective April 1, 2004. Concurrent with this termination, we entered into a new three-year agreement with this external third-party service provider for it to provide pharmacy claims processing services for all of our health plans beginning April 1, 2004. As a result of terminating the Pharmacy Benefit Services Agreement, on April 28, 2004, we paid a termination fee of approximately $10.2 million equal to the gain realized on the exercise and sale of the 301,425 shares of common stock of CMX in April 2004. We recorded the termination fee as well as the fair value of the warrants in G&A expenses as of March 31, 2004. We may terminate the new pharmacy claims processing services agreement prior to April 1, 2007, subject to certain termination provisions which include liquidated damages of $3.6 million; provided, that the liquidated damages are reduced by $100,000 per month through the termination date.

Interest Rate Swap Contracts

We use interest rate swap contracts (swaps) as a part of our hedging strategy to manage certain exposures related to changes in interest rates on the fair value of our outstanding $400 million in aggregate principal amount of 8.375% Senior Notes due on April 15, 2011 (Senior Notes). Under the swaps, we agree to pay an amount equal to a specified variable rate of interest times a notional principal amount and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The swaps are entered into with four major financial institutions in order to minimize counterparty credit risk.

On February 20, 2004, we entered into four swaps on our Senior Notes. The swaps have an aggregate notional amount of $400 million and effectively convert the 8.375% fixed rate to a variable rate of six-month London Interbank Offered Rate (“LIBOR”) plus 399.625 basis points. As of March 31, 2004, the swaps were reflected at fair value of $7.6 million in our consolidated balance sheet and the related Senior Notes were reflected at an amount equal to the sum of their carrying value plus an adjustment representing the change in fair value of the Senior Notes attributable to the interest risk being hedged. Because the terms of the swaps match the terms of our Senior Notes, the changes in the fair value of the swaps of $7.6 million offset the changes in the adjusted carrying value of our Senior Notes being hedged. The net effect on our operating results was that the interest expense on our Senior Notes was recorded based on variable interest rates of 5.15625%.

5. STOCK REPURCHASE PROGRAM

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock under our stock repurchase program. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock under our stock repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of March 31, 2004, we had repurchased an aggregate of 17,679,355 shares of our Class A Common Stock under our stock repurchase program for aggregate consideration of approximately $481 million before taking into account exercise proceeds and tax benefits from the exercise of employee stock options. We repurchased 880,100 shares of common stock during the first quarter ended March 31, 2004 for $28.4 million. During the first quarter ended March 31, 2004, we received approximately $4 million in cash and recognized

$1 million in tax benefits as a result of option exercises. During 2003 and 2002, we received approximately $42 million and $49 million in cash, respectively, and recognized $15 million and $18 million in tax benefits, respectively, as a result of option exercises. As a result of the $5 million (in the first quarter ended March 31, 2004), $57 million (in 2003) and $67 million (in 2002) in realized and estimated benefits, our total authority under our stock repurchase program is estimated at $578 million based on the authorization we received from our Board of Directors to repurchase an aggregate of up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock. The remaining authorization under our stock repurchase program as of March 31, 2004 was $97 million.

6. HEALTH CARE SERVICES AND GOVERNMENT CONTRACT EXPENSES

Reserves for claims and other settlements and health care and other costs payable under government contracts include reserves for claims which consist of incurred but not reported claims (IBNR), received but unprocessed claims, claims in course of settlement and other liabilities. We estimate the amount of our reserves for claims primarily by using standard actuarial developmental methodologies. An extensive degree of actuarial judgment is used in this estimation process, considerable variability is inherent in such estimates, and the estimates are highly sensitive to changes in medical claims submission and payment patterns and medical cost trends.

Our health care costs for the first quarter ended March 31, 2004 include approximately $64 million of higher than previously estimated health care costs, amounts for provider settlements and reconciliations and other related costs for prior periods. These prior period health care costs resulted primarily from a large number of hospital claims that were paid in the first quarter ended March 31, 2004 for dates of service that occurred in 2003 and prior. These higher health care costs indicate that we underestimated the underlying health care cost trend for the first quarter ended March 31, 2004 and year ending December 31, 2004.

7. LETTERS OF CREDIT

Under our $525 million five-year revolving credit facility, we can obtain letters of credit in an aggregate amount of $200 million. We have issued letters of credit to guarantee workers’ compensation claim payments to certain external third-party insurance companies in the event that we do not pay our portion of the workers’ compensation claims. As of March 31, 2004, these letters of credit totaled $13.2 million in the aggregate. We have also issued a letter of credit to guarantee an intercompany note with our California health plan subsidiary as required by the California’s Department of Managed Health Care. As of March 31, 2004, this letter of credit totaled $100 million. No amounts have been drawn on any of these letters of credit as of March 31, 2004. As a result of issuing these letters of credit, the maximum amount that can be drawn under our $525 million five-year revolving credit facility is $411.8 million as of March 31, 2004.

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

However, following the announcement of the settlement, we learned that, on or about October 28, 2003, Capital Z Financial Services Fund II, L.P. and certain related parties (referred to collectively as Cap Z) had filed suit against us in the Supreme Court of the State of New York, County of New York (case index number 03 603375), asserting claims arising out of the same BIG transaction that is the subject of the settlement agreement with the SNTL Litigation Trust. Cap Z previously had participated as a creditor in the Superior bankruptcy and is a beneficiary of the SNTL Litigation Trust. The Cap Z complaint alleges at least $250 million in damages and seeks unspecified punitive damages and the costs of the action, including attorneys’ fees. Following the commencement of the Cap Z proceeding, we and the SNTL Litigation Trust entered into a revised settlement agreement to, among other things, require the Trust to obtain bankruptcy court approval of the revised settlement agreement and reduce the amount payable to the SNTL Litigation Trust to $132 million. As more fully described below, there are various procedural motions pending in the Cap Z lawsuit that we expect to be ruled upon in mid-2004. We will reassess our position after such rulings. The Bankruptcy Court approved the revised settlement agreement on December 29, 2003. Following that approval, District Court action brought by Superior was dismissed with prejudice on December 31, 2003. Cap Z has appealed the District Court’s order approving the settlement. On March 18, 2004, pursuant to the stipulation of Cap Z and the SNTL Trust, the District Court dismissed with prejudice Cap Z’s appeal from the Bankruptcy Court Order approving the revised settlement. Accordingly, the Bankruptcy Court’s approval of the settlement is final.

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

FPA Medical Management, Inc.

Since May 1998, several complaints were filed in federal and state courts seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of common stock, convertible subordinated debentures and options to purchase common stock of FPA Medical Management, Inc. (“FPA”) at various times between February 3, 1997 and May 15, 1998. The complaints name as defendants FPA, certain of FPA’s auditors, us and certain of our former officers, and were filed in the following courts: United States District Court for the Southern District of California; United States Bankruptcy Court for the District of Delaware; and California Superior Court in the County of San Diego. The complaints allege that we and such former officers violated federal and state securities laws by misrepresenting and failing to disclose certain information about a 1996 transaction between us and FPA, about FPA’s business and about our 1997 sale of FPA common stock held by us. All claims against our former officers were voluntarily dismissed from the consolidated class actions in both federal and state court. In early 2000, we filed a motion to dismiss all claims asserted against us in the consolidated federal class actions but have not formally responded to the other complaints. That motion was withdrawn without prejudice and the cases were settled without calling for any payment from us or our insurer. The United States District Court for the Southern District of California granted final approval to the settlement on October 14, 2003, and we now consider these matters to be closed.

In July 1998, FPA and its corporate affiliates filed petitions in the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court) seeking protection from their creditors under Title 11 of the U.S. Code. In 2000, we were served with an adversary complaint filed in the Bankruptcy Court by Joseph Pardo, Trustee of The FPA Creditor Trust established under FPA’s Chapter 11 Plan of Reorganization (Trustee) in connection with certain transactions between us and FPA entered into between 1996 and 1998. In February 2004, the Bankruptcy Court approved a global settlement of all claims and disputes between the Company, FPA and the Trustee. The agreement provided that we make a one-time settlement payment of $800,000 to the Trustee in exchange for full and complete releases of all known or unknown claims that the Trustee or the FPA Debtors have held at any time against us or any of our affiliates, as well as a dismissal with prejudice of the Trustee’s adversary action. The settlement payment was paid to the Trustee in March 2004 after the Bankruptcy Court’s Order approving the settlement and releases became final and non-appealable, and we now consider this matter to be closed.

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

Provider Track

The provider track includes the following actions involving us: Shane v. Humana, Inc., et al. (including Health Net, Inc.) (filed in the Southern District of Florida on August 17, 2000 as an amendment to a suit filed in the Western District of Kentucky), California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. (filed in the Northern District of California in May 2000), Klay v. Prudential Ins. Co. of America, et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on February 22, 2001 as an amendment to a case filed in the Northern District of California), Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Lynch v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Sutter v. Health Net of the Northeast, Inc. (D. N.J.) (filed in New Jersey state court on April 26, 2002), Medical Society of New Jersey v. Health Net, Inc., et al., (D. N.J.) (filed in New Jersey state court on May 8, 2002), Knecht v. Cigna, et al. (including Health Net, Inc.) (filed in the District of Oregon in May 2003), Solomon v. Cigna, et. al. (including Health Net, Inc.) (filed in the Southern District of Florida on October 17, 2003), Ashton v. Health Net, Inc., et al. (filed in the Southern District of Florida on January 20, 2004), and Freiberg v. UnitedHealthcare, Inc., et al. (including Health Net, Inc.) (filed in the Southern District of Florida on February 24, 2004).

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

On January 15, 2004, the Court issued an order granting defendants’ motion for a suggestion of remand and informing the MDL Panel that pretrial proceedings shall be completed and the MDL Panel may remand the lead provider track case on or before August 17, 2004. On March 23, 2004 oral argument took place regarding whether to remand the lead provider track case and to what court it should be remanded. On April 7, 2004, the MDL Panel issued an order deferring a decision on the remand issues until the Eleventh Circuit rules on the class certification appeal.

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

On January 20, 2004, a suit, Ashton v. Health Net, Inc., et. al., was filed in the Southern District of Florida against us and several other managed care organizations by a podiatrist, a physical therapist and two chiropractors. The plaintiffs have brought this action on their own behalf and on behalf of a nationwide class of similarly situated healthcare professionals. The plaintiffs allege that the defendants have been engaged in a “common scheme” to deny, delay and diminish payments due to healthcare providers. Plaintiffs contend that the defendants’ alleged practices constitute RICO, ERISA and state prompt pay violations, and give rise to common law claims, including breach of contract and constructive contract/unjust enrichment. Plaintiffs seek unspecified treble damages, declaratory and injunctive relief and attorney’s fees. On March 8, 2004, this case was transferred to MDL 1334, where it was closed for statistical purposes and placed in a civil suspense file.

On February 24, 2004, Freiberg v. UnitedHealthcare, Inc., et al., was filed in the Southern District of Florida against us and several other managed care organizations by an acupuncturist and the Acupuncture and Oriental Medicine National Coalition, Corp. The plaintiffs have brought this action on their own behalf and purportedly on behalf of a nationwide class of similarly situated healthcare professionals. The plaintiffs allege that each defendant has been engaged in a “common scheme” to deny, delay, and diminish payments due to healthcare providers. Plaintiffs contend that the defendants’ alleged practices constitute RICO and ERISA violations, give rise to common law claims, including breach of contract and constructive contract/unjust enrichment. Plaintiffs seek unspecified treble damages, declaratory and injunctive relief and attorneys’ fees. On March 8, 2004, this case was also transferred to MDL 1334, where it was closed for statistical purposes and placed in a civil suspense file.

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

9. SUBSEQUENT EVENT

On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative costs, we would commence a workforce reduction, which includes reductions resulting from an intensified performance review process, that will affect approximately 500 employees. The positions affected by these reductions are throughout many of our functional groups and divisions, most notably in the Northeast, as well as our corporate offices. We commenced the workforce reduction in the second quarter of 2004 and expect to record severance and benefit related costs of approximately $15 million in the second quarter related to this workforce reduction. We expect to pay substantially all of the severance and benefit related costs by June 30, 2004. We currently anticipate that a portion of the workforce reduction will carryover into the third and fourth quarters of 2004 and, in such event, will record additional severance and benefit related costs in the third and fourth quarters in connection therewith, which costs we do not expect to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This discussion and analysis and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003 and the risks discussed in our other filings from time to time with the SEC.

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

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations should be read in its entirety since it contains detailed information that is important to understanding Health Net, Inc. and its subsidiaries’ results of operations and financial condition. The Executive Summary below is qualified in its entirety by the full Management’s Discussion and Analysis of Financial Condition and Results of Operations and the information contained in the Executive Summary is as of May 10, 2004.

Executive Summary

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (HMOs), preferred provider organizations (PPOs) and point-of-service (POS) plans to approximately 5.3 million individuals in 14 states. We also offer managed health care products related to behavioral health and prescription drugs. In addition, we own health and life insurance companies licensed to sell exclusive provider organizations, PPO, POS and indemnity products, as well as auxiliary non-health products in 36 states and the District of Columbia.

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

Operating Highlights and Outlook for 2004

Our overall operating performance declined in the first quarter ended March 31, 2004 compared to the first quarter ended March 31, 2003. The primary cause of this year-over-year decline was that our health care costs for the first quarter of 2004 include approximately $64 million of higher than previously estimated health care costs, amounts for provider settlements and reconciliations and other related costs. These prior period health care costs resulted primarily from a large number of hospital claims that were paid in the first quarter of 2004 for dates of service that occurred in 2003 and prior. These higher health care costs indicate that we underestimated the underlying health care cost trend for the first quarter and full year of 2004. These developments caused us to increase Incurred But Not Reported (IBNR) reserves by approximately $53 million in the first quarter of 2004 from the reserves recorded as of December 31, 2003. As a consequence, the medical care ratio (MCR) for our Health Plans segment was 87.6% in the first quarter of 2004, substantially higher than the first quarter of 2003 when the ratio was 83.2%. The higher than expected claims cost in the first quarter will cause our earnings for the full year of 2004 to decline from earnings achieved in 2003.

To address the higher health care cost trend, we are, among other things, raising premiums for employer groups and individuals who renew their coverage through the balance of 2004, strengthening medical management practices such as pre-authorization and concurrent review of hospital stays, employing new provider contracting strategies and employing our new Decision Power services. Decision Power is designed to more directly involve patients in their health care decisions. It allows our members to access a wealth of information and health coaches as they deal with health care issues. Just now underway, this program is being met with great acceptance around the country and we expect that it will be recognized as a meaningful differentiator for our health plans. To help ensure our claims payment patterns lead to greater predictability of health care cost trends and to allow time for claims inventories to reach optimal levels, we have announced that we are delaying implementation of our Health Net One systems conversion project until the first half of 2005.

We expect that enrollment growth in 2004 will slow as a result of higher premiums. However, in the first quarter of 2004, commercial health plan enrollment rose by 3% compared with the first quarter of 2003.

In the first quarter ended March 31, 2004, our Government Contracts cost ratio, which includes both health care and administrative costs improved by 15 basis points to 95.4% compared to the first quarter of 2003. Our debt-to-capital ratio was 23.9%, well below our stated target of 30% but up from 23.6% as of December 31, 2003. Our administrative ratio (G&A expenses plus depreciation) was 10.0% in the first quarter of 2004. We have targeted administrative costs for savings in the future. We had expected that the phased implementation of our Health Net One systems consolidation project would produce improvements in G&A expenses in the second half of 2004. However, given the delay in Health Net One implementation, we expect to achieve savings through a workforce reduction, which includes reductions resulting from an intensified performance review process, affecting approximately 500 employees. The workforce reduction was commenced in the second quarter of 2004. The severance and related benefit costs incurred by this planned reduction will lead to a charge of approximately $15 million pretax in the second quarter of 2004. We may incur additional severance and benefit related costs in the third and fourth quarter of 2004 as a portion of the workforce reduction is currently anticipated to occur in the third and fourth quarters. See Note 9 to the condensed consolidated financial statements for additional information regarding the workforce reduction. The G&A savings that stem from this program will, we believe, contribute to improved earnings in the second half of 2004 compared to the first half of 2004. We continue to expect to reduce our administrative ratio by approximately 150 basis points in the next two to three years.

In the first quarter ended March 31, 2004, our net margin was 0.5%, and was impacted by the higher MCR in our commercial health plans. Over the past several years, operating cash flow has been very strong, but in the first quarter of 2004, cash used in operating activities was $155 million. It is not unusual for us to experience such negative cash flow in the first quarter of the year as we receive only two monthly payments from the Centers for Medicare & Medicaid Services for our Medicare enrollees. In addition, we received only two monthly payments in the first quarter from the State of California for enrollees in our managed Medi-Cal programs in Los Angeles County. A $30 million increase in the amounts receivable under government contracts and a $23 million decrease in health care and other costs payable under government contracts also contributed to the negative operating cash flow in the first quarter of 2004. We expect that operating cash flow for the full year 2004 will be less than the levels achieved in 2003. The primary cause of this expected decline is related to changing payment patterns from the Department of Defense related to our transition to the new TRICARE contract for the North region. Our operating cash flow has, in part, been used to repurchase shares of our common stock and we expect to continue using cash flow to repurchase shares in the future. In the first quarter of 2004, we repurchased 880,100 shares of our Class A common stock. Since the inception of our stock repurchase program in May 2002, we have repurchased 17,679,355 shares at an average price of $27.22 per share.

Our success in 2004 and beyond will depend, in part, on our ability to price our health plan products at a level equal to or greater than the growth in health care costs, as well as our ability to contain growth in our health care costs, especially hospital costs, by employing a range of medical management, pharmaceutical management and provider contracting strategies. In addition, we must successfully implement our new TRICARE contract for the North Region, complete our Health Net One systems consolidation project, continue to foster and improve our provider relations and continue growing and solidifying our presence in all of the markets in which we do business. It is also important that we introduce new products and variations on existing products and begin to competitively differentiate our products so that we can compete on factors other than price alone. In 2004, we began the rollout of a new branding initiative called the “Rosetta Stone,” which we believe could provide us with a differentiated position in the health care marketplace.

Health Plan Operations. While we believe that a long-term enrollment growth target of 3% to 5% per year is possible to achieve, enrollment in commercial health plans at December 31, 2004 will likely be slightly down compared with enrollment at December 31, 2003. We expect to continue pursuing small group business (generally defined as an employer group with 2 to 50 employees) in the future, as we believe this is where most job growth will occur over the next several years in the markets we serve. However, we expect the rate of growth in small group enrollment to slow in 2004 because the baseline for measurement purposes increased due to the rapid growth we have experienced in small group enrollment in recent years. Small group enrollment in the first quarter of 2004 was higher by 10% compared with small group enrollment at the end of the first quarter of 2003. Large group enrollment in the Northeast declined in the first quarter of 2004 due to premium increases and our efforts to improve profitability in the Northeast. Large group enrollment in California rose by 46,000 compared to the first quarter of 2003 as we added new accounts in January.

We are expanding our Medicare marketing efforts in 2004 in response to the new Medicare reform legislation that was passed in December 2003. The improved funding provided through this new legislation provides a basis for us to reverse Medicare enrollment declines from recent years which were caused by inadequate funding from the Centers for Medicare & Medicaid Services. Medicare enrollment declined in the first quarter of 2004, compared with the first quarter of 2003, but we expect enrollment to increase through the balance of this year. In particular, Oregon Medicare enrollment reached 3,000 members at the end of the first quarter of 2004 up from 107 at the end of the first quarter of 2003. Our Oregon health plan participates in a Medicare PPO demonstration project and we believe this product is proving to be especially popular among certain segments of Oregon’s Medicare population. In addition, on April 1, 2004, we announced that we will offer a Medicare Drug Discount Card to our Medicare enrollees.

We participate in state Medicaid programs in three states, California, Connecticut and New Jersey. California Medicaid membership, where the program is known as Medi-Cal, comprised 83% of our Medicaid membership as of March 31, 2004. Despite ongoing concerns about the states’ ability to adequately fund these Medicaid programs, we believe that the significant savings generated by Medicaid managed care will provide ongoing future growth opportunities, as states may move more Medicaid enrollees into managed care plans. We will add two counties for California Medi-Cal in the third quarter ended September 30, 2004 and believe the addition of these new counties will help counteract enrollment declines resulting from the State of California tightening eligibility requirements. Medi-Cal enrollment dropped by approximately 30,000 members in the first quarter of 2004 compared to the first quarter of 2003 for this reason.

Our product line in our health plan operations has begun to change over the past few years. Enrollment in our PPOs has been growing at a faster rate than enrollment in our HMOs, which have historically accounted for the largest portion of our enrollment. At the end of the first quarter of 2004, PPO enrollment comprised 12% of our commercial enrollment, up from 10% at the end of the first quarter of 2003. In response to growing demand from employers for more flexible product lines, we are developing and plan to introduce Consumer Directed Health Plan products in the next several years. In 2003, we test marketed one such product in our Oregon health plan.

We expected commercial per member per month (PMPM) premium yields to increase at a slower rate in 2004 compared to the 11.9% yield achieved in 2003. In the first quarter ended March 31, 2004, PMPM commercial premium yields were 7%, as a result of a change in the geographic mix of our business, product and mix shifts to lower cost, lower benefit products and employers continued to buy down benefits. Adjusted for these changes, the commercial premiums change would have been between 8% and 9%. In Medicare, we expect that PMPM premium revenues will rise at a faster pace due to increased funding from the Medicare reform legislation; Medicare PMPM premium revenues rose by 9% in the first quarter of 2004 compared with the prior year. We expect that Medicaid premiums will again rise at a slower rate than health care costs and expect that they will decline slightly in California, again due to the state’s budget pressures. This expectation is consistent with our ongoing overall strategic approach to participate selectively in the Medicaid market. Since much of our Medi-Cal membership is serviced by medical groups to whom we make capitation payments, our revenues and profit margin are not expected to be significantly impacted by these declining premiums.

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

In the first quarter of 2004, our PMPM physician costs increased by 3.7%, consistent with expectations. Pharmaceutical costs on a PMPM basis for all lines rose by 1.9%, as employers continued to purchase plans with higher pharmaceutical co-payments. In addition, increased use of generic drugs and the impact of certain prescription medications moving to over-the-counter status continue to be factors helping to contain the growth in pharmaceutical costs. We have implemented a number of techniques to contain the growth of pharmaceutical costs, including, without limitation, pre-authorization or certification for the use of certain high cost pharmaceuticals. We believe the rate of growth in pharmaceutical costs will rise through the balance of 2004.

TRICARE. Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE program and other government contracts. In August 2003, we were awarded a new five year contract for the TRICARE North Region that supports nearly 2.8 million Military Health System eligible participants. The new North Region contract covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers small portions of Tennessee, Missouri and Iowa. Health care delivery is expected to begin under the new contract on July 1, 2004 for the area that was previously Regions 2 and 5 and September 1, 2004 for the area that was previously Region 1. The transition program developed for the new contracts is on schedule as of March 31, 2004.

We incur administrative and health care expenses in connection with our administration of the TRICARE program in the regions we manage on behalf of the Department of Defense. Health care expenses are directly related to the use of civilian providers by TRICARE eligible beneficiaries and have risen in recent quarters as a direct result of increased military activity. Increased military activity results in increased enrollment and the deployment of military medical personnel overseas which reduces beneficiaries’ access to military treatment facilities. We expect that for the duration of the current contracts we will continue to experience elevated levels of costs due to reservist call-ups and higher utilization of civilian providers. However, as part of our contract with the Department of Defense, we are reimbursed for costs related to this heightened military activity. As noted above, we expect our Government Contracts cost ratio to remain relatively stable in 2004 compared with 2003, even with the transition to our new TRICARE contract for the North Region. There are differences in the economic structure of our existing TRICARE contract and our new contract for the North Region. We believe that the differences in the economic structure of the new contract, when compared to our expiring contract, should reduce our risk related to the ability to accurately project our profitability over the term of the new contract. In addition, on a quarterly basis, revenues will decline to reflect the new contract’s exclusion of pharmacy benefits and the TRICARE for Life program, a change from the existing contract. A description of the differences in the contracts is contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Health Net One Systems Consolidation Project. We are in the process of converting a number of information systems in our health plan business to a single information system. This system is currently in use in our Northeast and Arizona health plans and project completion is now scheduled for the first half of 2005. This project, known as Health Net One, also includes consolidation initiatives for other functional areas, such as claims handling, customer service and product development. We believe Health Net One will produce administrative cost savings and improved service capability over the next several years. We believe that using a single information technology platform for all of our health plans will permit us to develop and deploy new products more rapidly, thus producing a competitive advantage in our markets. We completed the conversion of our Arizona health plan to the new information system in 2003.

Provider Network. We maintain a large network of providers to service our members in the six states in which we have health plans. These networks include a broad range of hospitals, including academic medical centers and community hospitals. We maintain contracts with large integrated physician groups, independent practice associations and individual primary care specialty physicians. Overall, we believe that our provider relations are generally good. In recent years, we have implemented a number of techniques specifically aimed at the review of very high cost hospital claims, a problem that has plagued the entire managed care industry as well as hospitals. Some of these techniques, including reviews of individual claims, create differences of interpretation between us and hospitals. We have been able to resolve these differences through negotiation or, in some cases, through arbitration. Given the high rate of growth in hospital costs, we believe we must continue to be vigilant in our review of these costs, though we have modified some of these review processes in response to provider feedback.

Results of Operations

Consolidated Operating Results

Our net income for the first quarter ended March 31, 2004 was $15.0 million, or $0.13 per basic and diluted share, compared to net income for the same period in 2003 of $72.1 million or $0.61 per basic and $0.60 per diluted share.

The table below and the discussion that follows summarize our financial performance for the first quarters ended March 31, 2004 and 2003.

	First Quarter Ended March 31,
	2004	2003
	(Amounts in thousands, except ratio and per member per month data)
REVENUES
Health plan services premiums	$2,404,355	$2,237,328
Government contracts	503,948	453,556
Net investment income	15,201	12,979
Other income	1,248	11,822

Total revenues	2,924,752	2,715,685

EXPENSES
Health plan services	2,107,087	1,861,190
Government contracts	480,905	433,517
General and administrative	231,485	224,052
Selling	63,577	55,136
Depreciation	9,983	15,011
Amortization	606	669
Interest	8,438	9,762
Gain on sale of business	(1,875)	—

Total expenses	2,900,206	2,599,337

Income from operations before income taxes	24,546	116,348
Income tax provision	9,534	44,213

Net income	$15,012	$72,135

Health plan services medical care ratio	87.6%	83.2%
Government contracts cost ratio	95.4%	95.6%
Administrative ratio(a)	10.0%	10.6%
Selling costs ratio(b)	2.6%	2.5%
Net margin(c)	0.5%	2.7%
Return on equity(d)	4.6%	22.3%
Health plan services premiums per member per month (PMPM)(e)	$212.21	$199.89
Health plan services costs PMPM(f)	$185.97	$166.29

(a)	The administrative ratio is computed as the sum of G&A and depreciation expenses divided by the sum of health plan services premium revenues and other income.
(b)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(c)	Net margin is computed as net income divided by total revenues.
(d)	Return on equity is computed as annualized net income (quarterly net income multiplied by four) divided by average equity (sum of equity at the beginning and end of the period divided by two).
(e)	PMPM is calculated based on health plan services premiums divided by total medical at-risk member months (excluding administrative services only (ASO) member months).
(f)	PMPM is calculated based on health plan services costs divided by total medical at-risk member months (excluding ASO member months).

Enrollment Information

The table below summarizes our at-risk insured and ASO enrollment information as of March 31:

	2004	2003	Percent Change
	(Enrollees in Thousands)
Health Plan Services:
Commercial	2,758	2,676	3%
Federal program	169	173	(2)%
State programs	834	877	(5)%

Total Health Plan Services	3,761	3,726	1%

ASO	79	89	(11)%

Health Plan Membership

Commercial membership increased by 82,000 members or 3% at March 31, 2004 compared to the same period in 2003. The net increase in commercial membership is primarily due to increases in enrollment in key products and markets, particularly in our small group accounts in which we have focused our sales and marketing efforts. The overall change in commercial membership reflects primarily the following:

•	Net increase in California of 109,000 members as a result of a 61,000 member increase in our small group and individual markets attributable to sales efforts targeted at those markets and improved relationships with insurance brokers, general agents and other distributors. In addition, our large group market grew by 46,000 members, primarily as a result of the addition of two new accounts,

•	Net increase in Oregon of 24,000 members primarily due to the addition 11,000 new members from two new accounts in our large group market and an increase of 14,000 new members in our small group and individual market.

•	Increase in Arizona of 7,000 members primarily due to new members in our small group and individual markets from successful membership growth initiatives initiated in 2003, partially offset by

•	Decrease in Connecticut of 26,000 members as a result of membership decreases in our large group market and an 8,000 membership decrease in our small group and individual markets due to the termination of certain providers (which resulted in a disruption to our network), our pricing discipline and aggressive pricing by our competitors,

•	Decrease in New Jersey of 11,000 members in our large group market due to pricing actions we took to address higher health care costs, primarily hospital costs, and

•	Decrease in Pennsylvania of 32,000 members in our large group market due to withdrawing our commercial health plan effective September 30, 2003 and withdrawing our coverage for the members enrolled in the Federal Employee Health Benefit Plan effective January 11, 2004.

Membership in the federal Medicare program decreased by 4,000 members or 2% at March 31, 2004, compared to the same period in 2003, primarily due to the planned withdrawal of participation and cancellation of the PPO/POS plan in selected counties in California.

Membership in the state Medicaid programs decreased by approximately 43,000 members or 5% at March 31, 2004, compared to the same period in 2003, primarily due to the following:

•	Decrease in California of 30,000 members due to the State of California’s efforts to disenroll Medi-Cal members no longer eligible for this program, with Los Angeles County experiencing the majority of the decrease, and

•	Decrease in Connecticut of 10,000 members due to a change in law that eliminated eligibility for certain members.

Government Contracts Membership

Government contracts covered approximately 1.5 million eligible individuals under the TRICARE program at March 31, 2004 and 2003. Dependents of active-duty military personnel and retirees and their dependents are eligible to receive benefits under the TRICARE program. Our government contracts subsidiary, Health Net Federal Services, Inc., currently administers three TRICARE contracts for five regions:

•	Region 11, covering Washington, Oregon and part of Idaho

•	Region 6, covering Arkansas, Oklahoma, most of Texas, and most of Louisiana

•	Regions 9, 10 and 12, covering California, Hawaii, Alaska and part of Arizona

We will end the delivery of health care under our existing Region 11 contract on May 31, 2004, our existing Regions 9, 10 and 12 contract on June 30, 2004, and our existing Region 6 contract on October 31, 2004.

In August 2003, we were awarded a new five year contract for the TRICARE North Region that supports nearly 2.8 million Military Health System (“MHS”) eligible beneficiaries, including providing health care and administrative services for 1.7 million TRICARE eligibles and providing only administrative services for 1.1 million other MHS-eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries). This contract covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Wisconsin and the District of Columbia. In addition, the contract covers small portions of Tennessee, Missouri and Iowa. Health care delivery is expected to begin under the new North Region contract on July 1, 2004 for the area that was previously Regions 2 and 5 and September 1, 2004 for the area that was previously Region 1.

The transition out of the expiring TRICARE contracts and into the new TRICARE North Region contract is expected to have significant operational impacts. The new contract requires establishing 74 offices in 21 states and the District of Columbia and employing a workforce of approximately 1,220 associates, many of whom will be newly-hired to administer the new contract. In addition, approximately 800 associates will be employed by subcontractors. We are in process of determining the proper revenue and expense recognition for various other provisions of the new TRICARE contract for the North Region. The transition out of our current contracts in Regions 6, 9, 10, 11 and 12 and the transition to the new North Region contract are occurring as planned and is expected to be completed by October 31, 2004 as scheduled.

Health Plan Services Premiums

Health Plan Services premiums increased $167.0 million or 7.5% for the first quarter ended March 31, 2004 compared to the same period in 2003. Total health plan services premiums on a PMPM basis increased to $212.21 or 6% for the first quarter ended March 31, 2004 compared to the same period in 2003. These changes are primarily due to the following:

•	Increase in commercial premiums of $167.9 million or 10.6% due to a 7% increase in premiums on a PMPM basis combined with a 4% increase in member months. The premium increases on a PMPM basis occurred in large and small groups across all states, with our major plans having increases ranging from 8% to 9%, and

•	Increase in Medicare risk premiums of $20.4 million or 5.9% primarily due to an increase of 9% in premiums on a PMPM basis, partially offset by a decrease of 3% in member months. The decrease in member months is the result of our planned exit from certain counties in California. The increase in Medicare risk premiums reflects annual rate increases from Center for Medicare & Medicaid Services and was seen across most states, partially offset by

•	Decrease in Medicaid premiums by $19.8 million or 6.8% driven by a decrease of 5% in member months combined with a decrease of 2% in premiums on a PMPM basis. Rates in California increased slightly by 0.2% and the rates in New Jersey decreased by 6.2% due to the elimination of a group whose members were at a higher yield.

Government Contracts Revenues

Government Contracts revenues increased by $50.4 million or 11.1% for the first quarter ended March 31, 2004, as compared to the same period in 2003, primarily due to the following:

•	Increase in revenues of $32.2 million due to higher base contract pricing on annual option periods,

•	Increase in revenues of $7.7 million from change order cost activities, and

•	Increase in revenues of $13.0 million from transition services related to the new TRICARE contract for the North Region. Transition payments for services connected to the North Region contract are on a fixed price basis. Revenues for such services are based on contract terms and approximate incurred expenses to date.

Net Investment Income

Net investment income increased by $2.2 million or 17.1% for the first quarter ended March 31, 2004 as compared to the same period in 2003. The increase is primarily the result of gains realized on the sales of certain investments available for sale.

Other Income

Other income decreased by $10.6 million or 89.4% for the first quarter ended March 31, 2004 as compared to the same period in 2003. This decrease is primarily due to the sale of our employer services group subsidiary effective October 31, 2003. We deferred approximately $15.9 million of the gains on the sales of our employer services group subsidiary and dental and vision plans related to non-compete and network access agreements. The deferred amounts are recognized as revenues over the terms of the agreements. We recognized other income of $0.7 million during the first quarter ended March 31, 2004 related to the amortization of these agreements.

Health Plan Services Costs

Health plan services costs increased by $245.9 million or 13.2% for the first quarter ended March 31, 2004 as compared to the same period in 2003. Total health plan services costs on a PMPM basis increased to $185.97 or 12% for the first quarter ended March 31, 2004 from $166.29 for the same period in 2003. These changes are primarily due to the following:

•	Increase in commercial health care costs of $245.4 million or 18.8%, reflecting an increase of 15% in commercial health care costs on a PMPM basis primarily due to higher claim payments and higher than previously estimated health care costs, amounts for provider settlements and reconciliations and other related costs for prior periods totaling approximately $64 million. These higher than estimated health care costs are related to higher hospital claims from increased utilization and higher hospital cost per claim during 2003 in California, Connecticut, New Jersey and New York. Further, member months increased by 4%, and

•	Increase in Medicare risk health care costs of $19.0 million or 6.0% primarily due to an increase of 10% in Medicare health care costs on a PMPM basis, partially offset by a decrease of 3% in member months. The decrease in member months is the result of our planned exit from certain counties in California. The increases in health care costs on a PMPM basis are primarily due to higher bed day utilization and additional capitation expense resulting from increased premium yields across most states, partially offset by

•	Decrease in Medicaid health care costs of $17.2 million or 7.1% primarily due to a 5% decrease in member months and a decrease of 3% in health care costs on a PMPM basis.

Health Plan Services MCR increased to 87.6% for the first quarter ended March 31, 2004 as compared to 83.2% for the same period in 2003. The primary cause of this increase was the result of higher than previously estimated health care costs, amounts for provider settlements and reconciliations and other related costs for prior periods of approximately $64 million. These prior period health care and related costs resulted primarily from a large number of hospital claims that were paid in the first quarter of 2004 for dates of service that occurred in 2003 and prior. Our paid claims in the first quarter of 2004 were $120 million higher than in the fourth quarter of 2003 as we brought down our claims inventories in preparation for our Health Net One claims conversion. In addition, we have been focusing on achieving greater efficiency in adjudicating high dollar hospital claims as part of our efforts to improve provider relations and reduce interest expenses on outstanding claims. These higher health care and related costs indicate that we underestimated the underlying health care cost trend for the first quarter and full year of 2004. These developments during the first quarter ended March 31, 2004 have resulted in claims increasing at higher than expected levels. These changes have been reflected in our reserving methodology. The increases in our overall Health Plan Services health care costs on a PMPM basis of 11.8% outpaced the increase in our overall Health Plan Services premiums on a PMPM basis of 6.2% for the first quarter ended March 31, 2004 as compared to the same period in 2003.

Government Contracts Costs

Government Contracts costs increased by $47.4 million or 10.9% for the first quarter ended March 31, 2004, as compared to the same period in 2003, primarily due to the following:

•	Increase of $30.6 million related to higher option period pricing,

•	Increase of $3.1 million due to administrative and health care change order cost activities,

•	Increase in transition costs of $12.0 million from transition activities related to the new TRICARE contract for the North region, and

•	Increase in administrative costs of $2.5 million.

Our Government Contracts cost ratio decreased to 95.4% for the first quarter ended March 31, 2004 as compared to 95.6% for the same period in 2003. The improvements are primarily due to higher pricing on annual option periods.

General and Administrative (G&A) Costs

G&A costs increased by $7.4 million or 3.3% for the first quarter ended March 31, 2004 as compared to the same period in 2003. The increase reflects continued investment in our operations and systems consolidation projects and is comprised of increases in our salary and benefit expenses and outside consulting expenses. The administrative expense ratio decreased to 10.0% for the first quarter ended March 31, 2004 as compared to the same period in 2003 due to the divestiture of our Employer Services division. The change in the administrative expense ratio reflects an increase of 7.5% in health plan services premium revenues offset by the 3.3% increase in G&A costs for the first quarter ended March 31, 2004.

Selling Costs

The selling costs ratio (selling costs as a percentage of Health Plan Services premiums) increased to 2.6% for the first quarter ended March 31, 2004 compared to 2.5% for the same period in 2003. This increase reflects the continued shift of our commercial health plan mix to small group with its higher selling costs.

Amortization and Depreciation

Amortization and depreciation expense decreased by $5.1 million or 32.5% for the first quarter ended March 31, 2004 as compared to the same period in 2003. This decrease is primarily due to the following:

•	Decrease in amortization expense of $0.1 million due to certain intangible assets reaching the end of their useful lives and thus becoming fully amortized and

•	Decrease in depreciation expense of $5.0 million primarily due to asset retirements of $1.6 million and $3.2 million of assets becoming fully depreciated.

Interest Expense

Interest expense decreased by $1.3 million or 13.6% for the first quarter ended March 31, 2004 as compared to the same period in 2003. This decrease is primarily due to the interest rate swap agreements which converted the 8.375% fixed rate on our senior notes to a variable rate of 5.15625%. See “Quantitative and Qualitative Disclosures about Market Risk” for discussion on the interest rate swap agreements.

Gain on Sale of Businesses

On March 1, 2004, we completed the sale of two subsidiaries, American VitalCare, Inc. and Managed Alternative Care, Inc., to a subsidiary of Rehabcare Group, Inc. We received a payment of approximately $11 million, subject to certain post-closing adjustments, and a $3 million subordinated promissory note for which we recorded a full reserve. We retained an interest in certain accounts receivable of the subsidiaries and have reserved for all except $0.2 million of these accounts receivable. In addition, we are contingently liable for the accounts receivable balances of $3.0 million, net of an allowance for uncollectible accounts of $0.7 million, purchased by Rehabcare Group, Inc. and not collected within six months after the sale. These subsidiaries were reported as part of our Government Contracts reportable segment. We recorded a pretax gain of $1.9 million related to the sale of these subsidiaries during the first quarter ended March 31, 2004.

The divestitures of our American VitalCare and Managed Alternative Care subsidiaries during the first quarter ended March 31, 2004 are not expected to have a material impact on our future financial condition, results of operations or liquidity.

Income Tax Provision

The effective income tax rate was 38.84% for the first quarter ended March 31, 2004 as compared with 38.00% for the same period in 2003. The increase of 84 basis points in the effective tax rate is primarily due to the reduction in the tax benefit associated with tax return examination settlements.

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

Our cash flow from operating activities is impacted by the timing of collections on our amounts receivable from government contracts. Government health care receivables are best estimates of payments that are ultimately collectible or payable. Since these amounts are subject to government audit, negotiation and appropriations, amounts ultimately collected may vary significantly from current estimates. Additionally, the timely collection of such receivables is also impacted by government audit and negotiation and could extend for periods beyond a year. Amounts receivable under government contracts were $121.0 million and $90.9 million as of March 31, 2004 and December 31, 2003, respectively. The increase is primarily due to an increase in risk sharing revenues and change orders, partially offset by cash received on bid price adjustments and change orders.

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

Operating Cash Flows

Net cash used in operating activities was $154.6 million for the first quarter ended March 31, 2004 as compared to net cash provided by operating activities of $90.2 million for the same period in 2003. The decrease in operating cash flows of $244.8 million was primarily due to the following:

•	Net decrease in cash flows from premiums receivable and unearned premiums of $67.7 million primarily from the timing of cash receipts from Medi-Cal, which was received in April 2004,

•	Net decrease in net income plus amortization, depreciation and other net non-cash charges of $66.7 million,

•	Net decrease in cash flows from accounts payable and other liabilities of $54.8 million primarily due to timing of payments,

•	Net decrease in cash flows of $37.0 million from reserves for claims and other settlements,

•	Net decrease from other assets of $14.4 million, and

•	Net decrease in cash flows from amounts receivable/payable under government contracts of $4.3 million.

Investing Activities

Net cash provided by investing activities was $7.0 million for the first quarter ended March 31, 2004 as compared to $29.8 million for the same period in 2003. The resulting decrease in cash flow of $22.8 million is primarily due to the following:

•	A net decrease in maturities and sales of available for sale securities of $8.8 million, and

•	A net increase in the purchase of available for sale securities and restricted investments of $32.8 million, partially offset by

•	Net decrease in the purchase of property and equipment of $7.7 million, and

•	Cash proceeds of $11.0 million from the sale of our American VitalCare and Managed Alternative Care subsidiaries in March 2004.

Financing Activities

Net cash used in financing activities was $28.5 million for the first quarter ended March 31, 2004 as compared to $83.4 million for the same period in 2003. The resulting increase in cash flows of $54.9 million is primarily due to a decrease in repurchases of our common stock. During the first quarter ended March 31, 2004, we repurchased 880,100 shares of our common stock for $28.4 million under our stock repurchase program compared to 3,478,600 shares for $88.3 million during the same period in 2003.

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock under our stock repurchase program. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock under our stock repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. We use cash flows from operations to fund the share repurchases. During 2002, we received approximately $49 million in cash and recognized $18 million in tax benefits as a result of option exercises. During the year ended December 31, 2003, we received approximately $42 million in cash and recognized $15 million in tax benefits as a result of option exercises. During the first quarter ended March 31, 2004, we received approximately $4 million in cash and recognized $1 million in tax benefits as a result of option exercises. As a result of the $67 million (in 2002), $57 million (in 2003) and $5 million (in 2004) in realized benefits, our total authority under our stock repurchase program is estimated at $578 million based on the authorization we received from our Board of Directors to repurchase up to an aggregate of $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock. As of May 5, 2004, we had repurchased 17,679,355 shares at an average price of $27.22 per share pursuant to our stock repurchase program.

The following table presents by month additional information related to repurchases of our Class A Common Stock during the first quarter ended March 31, 2004:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b) (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)

January 1, 2004 through January 31, 2004	861,500	$32.20	861,500	$94,900,000

February 1, 2004 through February 29, 2004	18,600	$32.85	18,600	$96,300,000

March 1, 2004 through March 31, 2004	—	—	—	$96,800,000

Total	880,100	$32.22	880,100	$96,800,000

(a)	We did not repurchase any common stock outside our publicly announced repurchase program, which is described above.
(b)	Our repurchase program, as described above, was announced in April 2002, and the additional authority was announced in August 2003.
(c)	Under our stock repurchase program, a total of $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Class A Common Stock may be repurchased. The remaining authority under repurchase program excludes future exercises and tax benefits.
(d)	This program has no expiration date. We had no repurchase program that expired during the first quarter ended March 31, 2004. As of March 31, 2004, we did not terminate prior to expiration any repurchase program nor do we intend to cease making further repurchases under the current program.

Our senior notes payable consists of $400 million in aggregate principal amount of 8.375% senior notes due April 2011. The effective interest rate on the notes when all offering costs are taken into account and amortized over the term of the notes is 8.54% per annum. The notes are redeemable, at our option, at a price equal to the greater of:

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

Our credit facilities, which provide for an aggregate of $700 million in borrowings, consist of a $175 million 364-day revolving credit facility and a $525 million five-year revolving credit and competitive advance facility. In addition, under the five-year facility, we can obtain letters of credit in an aggregate amount of $200 million. As of March 31, 2004, these letters of credit totaled $113.2 million in the aggregate. No amounts have been drawn on any of these letters of credit as of March 31, 2004. As a result of issuing these letters of credit, the maximum amount that can be drawn under our $525 million five-year revolving credit facility is $411.8 million as of March 31, 2004. The 364-day credit facility was amended on June 25, 2003 to extend the existing credit agreement for an additional 364-day period. We must repay all borrowings, if any, under the 364-day credit facility by June 23, 2004, unless we avail ourselves of a one-year term-out option in the 364-day credit facility. The five-year credit facility expires in June 2006, and we must repay all borrowings, if any, under the five-year credit facility by June 28, 2006, unless the five-year credit facility is extended. The five-year credit facility may, at our request and subject to approval by lenders holding two-thirds of the aggregate amount of the commitments under the five-year credit facility, be extended for up to two 12 month periods to the extent of the commitments made under the five-year credit facility by such approving lenders. Swingline loans under the five-year credit facility are subject to repayment within no more than seven days. We did not have any borrowings under the credit facilities during the first quarter ended March 31, 2004. The maximum commitment level under the credit facilities was $700 million at March 31, 2004.

The credit agreements contain negative covenants, including financial covenants, that impose restrictions on our operations. As of March 31, 2004, we were in compliance with the covenants of the credit facilities.

Contractual Obligations

Our significant contractual obligations as of March 31, 2004 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in millions):

	Total	2004(a)	2005	2006	2007	2008	There- after
Long-term debt (expected principal amount)	$400.0	—	—	—	—	—	$400.0
Operating leases	279.4	$34.0	$41.5	$37.1	$35.6	$31.3	99.9
AT&T telecommunications master agreement	50.7	12.7	16.9	16.9	4.2	—	—
Other purchase obligations	74.4	34.1	23.0	12.7	4.3	0.3	—
Deferred compensation	35.8	8.0	5.1	5.0	2.5	2.2	13.0
Estimated future payments for Pension and other benefits	14.7	0.7	1.2	1.2	1.3	1.3	9.0	(b)

(a)	Represents April through December 2004.
(b)	Represents estimated future payments from 2009 through 2013.

Operating Leases

We lease office space for our principal executive offices in Woodland Hills, California and our offices in Rancho Cordova, California. Our executive offices, comprising approximately 115,448 square feet, are occupied under a lease that was recently renewed with new terms and conditions. As part of the lease renewal, we amended our existing lease, which was scheduled to expire on December 31, 2004, and entered into a new lease with a ten-year term. The new lease commences January 1, 2005 and expires December 31, 2014. A significant portion of our California HMO operations are also housed in Woodland Hills, in a separate 333,954 square foot leased facility. This two-building facility was occupied at the end of 2001, under a lease that expires December 31, 2011. Combined rent for our Woodland Hills facilities was approximately $6.1 million in the first quarter ended March 31, 2004.

We also lease an aggregate of approximately 452,048 square feet of office space in Rancho Cordova, California for certain Health Plan Services and Government Contract operations. Our aggregate rent obligations under these leases were approximately $2.1 million in the first quarter ended March 31, 2004. These leases expire at various dates. We also lease a total of approximately 96,685 square feet of office space in San Rafael and Pointe Richmond, California for certain specialty services operations.

In addition to the office space referenced above, we lease approximately 96 sites in 24 states, totaling roughly 1,015,689 square feet of space.

Other Purchase Obligations

Other purchase obligations include payments due under agreements for goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have included in the table set forth above under the heading “Contractual Obligations” obligations related to a ten-year pharmacy benefit services agreement that we originally entered into in February 1999 and subsequently modified effective April 1, 2003 and a ten-year agreement for a nurse advice line and other related services that we originally entered into in December 1998 and subsequently modified effective April 1, 2003.

We have excluded from such table amounts already recorded in our current liabilities on our consolidated balance sheet as of March 31, 2004. We have also excluded from such table various contracts we have entered into with our health care providers, health care facilities, the federal government and other contracts that we have entered into for the purpose of providing health care services. We have excluded those contracts that allow for cancellation without significant penalty, obligations that are contingent upon achieving certain goals and contracts for goods and services that are fulfilled by vendors within a short time horizon and within the normal course of business.

The future contractual obligations in the contractual obligations table are estimated based on information currently available. The timing and amounts of actual payments may differ based on actual events.

Off-Balance Sheet Arrangements

As of March 31, 2004, we had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Recent and Other Developments

Postponement of Health Net One Systems Consolidation Project

On May 4, 2004, we announced that we had postponed completion of our Health Net One systems consolidation project to the first half of 2005 in order to be absolutely certain that our processes have been effectively centralized and standardized before the final consolidation is initiated. We also announced that the IT portion of the project was on schedule prior to the postponement and that a number of activities connected to Health Net One will continue to move forward.

Workforce Reduction

On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative cost, we would commence a workforce reduction, which includes reductions resulting from an intensified performance review process, that will affect approximately 500 employees. The positions affected by these reductions are throughout many of our functional groups and divisions, most notably in the Northeast, as well as our corporate offices. See Note 9 to the condensed consolidated financial statements for additional information regarding the workforce reduction.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2003, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, government contracts, goodwill and recoverability of long-lived assets and investments. We have not changed these policies from those previously disclosed in our Annual Report.

Health Plan Services

Reserves for claims and other settlements and health care and other costs payable under government contracts include reserves for claims (incurred but not reported (IBNR) claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our two reporting segments, Health Plan Services and Government Contracts.

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

Completion Factor(a), (c) Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for claims	Government Contracts Increase (Decrease) in Reserves for claims
2%	$ (47.2) million	$ (13.4) million
1%	$ (24.1) million	$ (6.8) million
(1)%	$ 25.1 million	$ 7.1 million
(2)%	$ 51.3 million	$ 14.5 million

Medical Cost Trend(b), (c) Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for claims	Government Contracts Increase (Decrease) in Reserves for claims
2%	$ 21.1 million	$ 6.2 million
1%	$ 10.6 million	$ 3.1 million
(1)%	$ (10.6) million	$ (3.1) million
(2)%	$ (21.1) million	$ (6.2) million

(a)	Impact due to change in completion factor for the most recent three months. A completion factor indicates how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.
(c)	These completion factors and medical cost trend are not independent. A decrease/increase in completion factor would imply an increase/decrease in medical cost trend and vice versa.

Other relevant factors include exceptional situations that might require judgmental adjustments in setting the reserves for claims, such as system conversions, processing interruptions, environmental changes or other factors. During the first quarter ended March 31, 2004, we experienced some high cost hospital claims and high claim payments to bring down claims inventory in anticipation of our system conversion. As such, we adjusted our reserve methodology accordingly to take these factors into account. All of these factors are used in estimating reserves for claims and are important to our reserve methodology in trending the claims per member per month for purposes of estimating the reserves for the most recent months. In developing its best estimate of reserves for claims, we consistently apply the principles and methodology listed above from year to year, while also giving due consideration to the potential variability of these factors. Because reserves for claims includes various actuarially developed estimates, our actual health care services expense may be more or less than our previously developed estimates. Claim processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed, with any adjustments reflected in current operations.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. We generally manage our aggregate regulated subsidiary capital against 300% of Risk Based Capital (RBC) Company Action Levels, although RBC standards are not yet applicable to all of our regulated subsidiaries. Certain subsidiaries must maintain ratios of current assets to current liabilities pursuant to certain government contracts. Management believes that as of March 31, 2004, all of the Company’s health plans and insurance subsidiaries met their respective regulatory requirements.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations. Our parent company did not make any contributions to its subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations during the first quarter ended March 31, 2004 or thereafter through the date of the filing of this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2003. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $11.9 million as of March 31, 2004.

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

In addition to the market risk associated with our investments, we have interest rate risk due to our fixed rate borrowings.

We use interest rate swap contracts (Swap Contracts) as a part of our hedging strategy to manage certain exposures related to the effect of changes in interest rates on the fair value of the $400 million aggregate principal amount of our 8.375% Senior Notes due on April 15, 2011 (Senior Notes). Under the Swap Contracts, we agree to pay an amount equal to a specified variable rate of interest times a notional principal amount and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The Swap Contracts are entered into with a number of major financial institutions in order to minimize counterparty credit risk.

On February 20, 2004, we entered into four Swap Contracts related to the Senior Notes. The Swap Contracts have an aggregate notional amount of $400 million and effectively convert the 8.375% fixed interest rate on the Senior Notes to a variable rate equal to the six-month London Interbank Offered Rate plus 399.625 basis points. See Note 2 to the condensed consolidated financial statements for additional information regarding the Swap Contracts.

The interest rate on borrowings under our revolving credit facility, of which there were none as of March 31, 2004, is subject to change because of the varying interest rates that apply to borrowings under the credit facilities. For additional information regarding our credit facilities, see “Liquidity and Capital Resources—Financing Activities” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these accounts are based on prevailing market rates.

The fair value of our fixed rate borrowing as of March 31, 2004 was approximately $491 million which was based on bid quotations from third-party data providers. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of March 31, 2004. These cash outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of March 31, 2004 prior to entering into the interest rate swap contracts.

	2004	2005	2006	2007	2008	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowing:
Principal	$—	$—	$—	$—	$—	$400.0	$400.0
Interest	33.5	33.5	33.5	33.5	33.5	83.8	251.3
Expected cash flow from interest rate swap agreements (a)	(7.2)	(7.7)	(3.4)	(0.5)	1.7	9.5	(7.6)

Cash outflow on fixed-rate borrowing	$26.3	$25.8	$30.1	$33.0	$35.2	$493.3	$643.7

(a)	Expected cash flow from interest rate swap agreements as of the most recent practicable date of April 15, 2004 is $(6.5) million, $(4.7) million, $(0.2) million, $2.7 million, $4.7 million and $15.8 million for 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

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

In the first quarter of 2004, we announced that we had instituted changes to our disclosure controls and procedures and to our internal control over financial reporting to provide greater assurance that we have mitigated the control deficiencies that resulted in the restatement of our financial statements for the years ended 2002 and 2001 and the first three quarters of 2003. Such changes included, among other things, changes in our operating and accounting procedures to, among other things, provide more detailed reviews of estimation procedures for worker’s compensation liabilities and account properly for operating leases and termination benefits. We also commenced the process of defining and implementing other changes to enhance our internal control over financial reporting and to ensure that our disclosure controls and procedures are effective at the reasonable assurance level. As of the end of the first quarter of 2004, we had completed the process of defining, and were in the process of implementing, enhanced communication practices to ensure that persons outside the finance department are aware that they must notify the finance department of any contractual or other financial commitment involving Health Net so that the finance department can determine whether any such commitment could give rise to a financial reporting obligation. We had also initiated a reorganization of our finance department, including the hiring of additional senior-level personnel, which we expect to complete by mid-2004.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In making this evaluation, we considered matters relating to the restatement of our consolidated financial statements for 2002 and 2001 and for the first three quarters of 2003, including the material weakness in our internal control over financial reporting previously identified by our independent auditors and described in our Annual Report on Form 10-K for the year ended December 31, 2003. Based upon the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of such period.

Except as described above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 8 to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds

A description of the Company’s stock repurchase program and tabular disclosure of the information required under this Item 2 is contained under the caption “Financing Activities” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Recent and Other Developments

A description of recent and other developments in the Company and its subsidiaries is contained in Notes 4, 8 and 9 to the condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this Quarterly Report on Form 10-Q.

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

(b) Reports on Form 8-K

Current Report on Form 8-K filed by the Company on February 13, 2004 furnishing under Item 12 thereof the Company’s February 11, 2004 press release reporting fourth quarter and full year 2003 earnings and a transcript of the Company’s February 11, 2004 conference call relating thereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: May 10, 2004	By:	/s/ JAY M. GELLERT

Jay M. Gellert President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2004	By:	/s/ MARVIN P. RICH

Marvin P. Rich Executive Vice President, Finance and Operations (Principal Accounting and Financial Officer)

EXHIBIT INDEX

11.1	Statement relative to computation of per share earnings of the Company (included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.