Form 10-Q
period 2004-06-30
HEALTH NET INC
filed 2004-08-09
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

or

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

The number of shares outstanding of the registrant’s Common Stock as of August 5, 2004 was 111,966,737 (excluding 21,457,429 shares held as treasury stock).

HEALTH NET, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$467,565	$860,871
Investments—available for sale	1,153,222	1,082,789
Premiums receivable, net	151,619	144,968
Amounts receivable under government contracts	128,960	90,928
Reinsurance and other receivables	93,920	105,074
Deferred taxes	40,652	43,008
Other assets	103,907	84,842

Total current assets	2,139,845	2,412,480
Property and equipment, net	186,570	190,900
Goodwill, net	723,595	729,506
Other intangible assets, net	21,505	19,918
Deferred taxes	41,868	44,769
Other noncurrent assets	282,258	151,703

Total Assets	$3,395,641	$3,549,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,042,831	$1,024,550
Health care and other costs payable under government contracts	216,816	256,009
Unearned premiums	85,894	178,115
Accounts payable and other liabilities	254,453	315,031

Total current liabilities	1,599,994	1,773,705
Senior notes payable	384,220	398,963
Other noncurrent liabilities	95,243	82,383

Total Liabilities	2,079,457	2,255,051

Commitments and contingencies
Stockholders’ Equity:
Common stock and additional paid-in capital	798,432	789,392
Restricted common stock	5,855	5,885
Unearned compensation	(3,121)	(3,995)
Treasury common stock, at cost	(580,634)	(549,102)
Retained earnings	1,108,154	1,051,776
Accumulated other comprehensive (loss) income	(12,502)	269

Total Stockholders’ Equity	1,316,184	1,294,225

Total Liabilities and Stockholders’ Equity	$3,395,641	$3,549,276

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
REVENUES
Health plan services premiums	$2,398,943	$2,259,867
Government contracts	504,317	465,727
Net investment income	13,818	14,364
Other income	1,737	12,704

Total revenues	2,918,815	2,752,662

EXPENSES
Health plan services	2,062,277	1,888,966
Government contracts	478,927	443,549
General and administrative	214,244	219,942
Selling	59,993	56,800
Depreciation	10,424	14,453
Amortization	606	669
Interest	7,304	9,769
Severance and related benefits	17,402	—

Total expenses	2,851,177	2,634,148

Income before income taxes	67,638	118,514
Income tax provision	26,272	43,730

Net income	$41,366	$74,784

Basic and diluted earnings per share:
Basic	$0.37	$0.64
Diluted	$0.36	$0.63
Weighted average shares outstanding:
Basic	112,574	116,446
Diluted	113,460	118,631

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
REVENUES
Health plan services premiums	$4,803,298	$4,497,195
Government contracts	1,008,265	919,283
Net investment income	29,019	27,343
Other income	2,985	24,526

Total revenues	5,843,567	5,468,347

EXPENSES
Health plan services	4,169,364	3,750,156
Government contracts	959,832	877,066
General and administrative	445,729	443,994
Selling	123,570	111,936
Depreciation	20,407	29,464
Amortization	1,212	1,338
Interest	15,742	19,531
Severance and related benefits	17,402	—
Gain on sale of businesses	(1,875)	—

Total expenses	5,751,383	5,233,485

Income before income taxes	92,184	234,862
Income tax provision	35,806	87,943

Net income	$56,378	$146,919

Basic and diluted earnings per share:
Basic	$0.50	$1.25
Diluted	$0.49	$1.23
Weighted average shares outstanding:
Basic	112,587	117,703
Diluted	113,915	119,595

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,378	$146,919
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	21,619	30,802
Gain on sale of businesses	(1,875)	—
Other changes	620	3,517
Changes in assets and liabilities, net of effects of dispositions:
Premiums receivable and unearned premiums	(105,372)	(122,137)
Other assets	5,233	(8,971)
Amounts receivable/payable under government contracts	(77,225)	2,468
Reserves for claims and other settlements	16,546	54,998
Accounts payable and other liabilities	(57,985)	12,542

Net cash (used in) provided by operating activities	(142,061)	120,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	190,335	135,111
Maturities of investments	196,447	306,769
Purchases of investments	(470,735)	(410,622)
Purchases of property and equipment	(15,898)	(28,589)
Cash received from the sale of businesses	11,026	—
Purchases of restricted investments and other	(133,831)	(30,843)

Net cash used in investing activities	(222,656)	(28,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	7,825	22,118
Borrowings under term loan promissory note	—	5,680
Repurchases of common stock	(36,414)	(158,411)
Repayment of debt and other noncurrent liabilities	—	(5,848)

Net cash used in financing activities	(28,589)	(136,461)

Net decrease in cash and cash equivalents	(393,306)	(44,497)
Cash and cash equivalents, beginning of year	860,871	832,793

Cash and cash equivalents, end of period	$467,565	$788,296

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock	$142	$4,316
Securities reinvested from restricted available for sale investments to restricted cash	29,071	52,505
Securities reinvested from restricted cash to restricted available for sale investments	35,027	—

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

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Our comprehensive income is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$41,366	$74,784	$56,378	$146,919
Other comprehensive (loss) income, net of tax:
Net change in unrealized appreciation on investments available for sale	(18,069)	147	(12,771)	(1,647)

Comprehensive income	$23,297	$74,931	$43,607	$145,272

Earnings Per Share

Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (stock options and restricted stock) outstanding during the periods presented. Common stock equivalents arising from dilutive stock options and restricted common stock are computed using the treasury stock method. There were 886,000 and 1,328,000 shares of dilutive common stock equivalents for the three and six months ended June 30, 2004, respectively, and 2,185,000 and 1,892,000 shares of dilutive common stock equivalents for the three and six months ended June 30, 2003, respectively. Included in the dilutive common stock equivalents for the three and six months ended June 30, 2004 are 91,000 and 79,000 shares of dilutive restricted common stock, respectively, and 39,000 and 32,000 shares of dilutive restricted common stock for the three and six months ended June 30, 2003, respectively.

Options to purchase an aggregate of 4,831,000 and 4,104,000 shares of common stock during the three and six months ended June 30, 2004, respectively, and 1,158,000 and 1,934,000 shares of common stock during the three and six months ended June 30, 2003, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock for each respective period. These options expire through June 2014.

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock. As of June 30, 2004, we had repurchased an aggregate of 17,807,155 shares of our common stock under this repurchase program (see Note 6).

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), we have elected to continue accounting for stock-based compensation under the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25). Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our common stock over the exercise price of the option. We apply APB Opinion No. 25 and related Interpretations in accounting for our plans. Had compensation cost for our plans been determined based on the fair value at the grant dates of options and employee purchase rights consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$41,366	$74,784	$56,378	$146,919
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	309	314	624	516
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(3,262)	(4,525)	(7,028)	(8,202)

Net income, pro forma	$38,413	$70,573	$49,974	$139,233

Basic earnings per share:
As reported	$0.37	$0.64	$0.50	$1.25
Pro forma	$0.34	$0.61	$0.44	$1.18
Diluted earnings per share:
As reported	$0.36	$0.63	$0.49	$1.23
Pro forma	$0.34	$0.59	$0.44	$1.16

The weighted average fair value for options granted during the three and six months ended June 30, 2004 was $6.46 and $6.93, respectively. The weighted average fair value for options granted during the three and six months ended June 30, 2003 was $7.83 and $7.96, respectively. The fair values were estimated using the Black-Scholes option-pricing model.

The weighted average assumptions used in the fair value calculation for the following periods were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.64%	2.07%	2.61%	2.65%
Expected option lives (in years)	3.4	3.4	3.6	3.9
Expected volatility for options	29.7%	37.4%	28.2%	38.2%
Expected dividend yield	None	None	None	None

As fair value criteria were not applied to option grants and employee purchase rights prior to 1995, and additional awards in future years are anticipated, the effects on net income and earnings per share in this pro forma disclosure may not be indicative of future amounts.

Restricted Stock

During the six months ended June 30, 2004 and 2003, we entered into restricted stock agreements with certain employees and awarded 6,000 and 190,000 shares, respectively, of nonvested common stock under those agreements. The shares issued pursuant to the agreements are subject to restrictions on transfers, voting rights and certain other conditions. Upon issuance of the restricted shares pursuant to the agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation. This unearned compensation will be amortized over the respective restricted periods. Compensation expense recorded for these restricted shares was $503,000 and $497,000 during the three months ended June 30, 2004 and 2003, respectively, and $1,015,000 and $823,000 during the six months ended June 30, 2004 and 2003, respectively.

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

We identified the following six reporting units within our businesses: Health Plans, Government Contracts, Behavioral Health, Dental & Vision, Subacute and Employer Services Group. In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units at January 1, 2002. We also re-assessed the useful lives of our other intangible assets and determined that they properly reflect the estimated useful lives of these assets. We perform our annual impairment test as of June 30 in each year. During the fourth quarter ended December 31, 2003, we sold our dental, vision and employer services group subsidiaries. During the first quarter ended March 31, 2004, we sold our subacute subsidiaries (see Note 5). As a result of our 2003 and 2004 divestitures, Health Plans is our only reporting unit with goodwill as of June 30, 2004. All goodwill balances related to the reporting units sold in 2003 and the three months ended March 31, 2004 were recovered and written off as part of the sale transactions.

We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2004 at our Health Plans reporting unit and also re-evaluated the useful lives of our other intangible assets with the assistance of the same independent third-party professional services firm that assisted us in the impairment testing and measurement process in the prior year. No goodwill impairment was identified in our Health Plans reporting unit. We also determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives.

The changes in the carrying amount of goodwill by reporting unit are as follows (amounts in millions):

	Health Plans	Behavioral Health	Dental/ Vision	Subacute	Employer Services Group	Total
Balance at January 1, 2002	$716.7	$3.5	$0.7	$5.9	$37.6	$764.4
Impairment losses	—	(3.5)	—	—	(5.4)	(8.9)
Reclassification from other intangible assets (a)	6.9	—	—	—	—	6.9
Goodwill written off related to sale of business unit	—	—	—	—	(0.3)	(0.3)

Balance at December 31, 2002	$723.6	$—	$0.7	$5.9	$31.9	$762.1
Goodwill written off related to sale of business unit	—	—	(0.7)	—	(31.9)	(32.6)

Balance at December 31, 2003	$723.6	$—	$—	$5.9	$—	$729.5

Goodwill written off related to sale of business unit	—	—	—	(5.9)	—	(5.9)

Balance at March 31, 2004	$723.6	$—	$—	$—	$—	$723.6

Balance at June 30, 2004	$723.6	$—	$—	$—	$—	$723.6

(a)	As part of adopting SFAS No. 142, we transferred $6.9 million of other intangible assets to goodwill since they did not meet the new criteria for recognition apart from goodwill. These other intangible assets were acquired through our previous purchase transactions.

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
As of June 30, 2004:
Provider networks	$38.5	$(18.5)	$20.0	4-40
Employer groups	92.9	(91.4)	1.5	11-23

	$131.4	$(109.9)	$21.5

As of December 31, 2003:
Provider networks	$35.7	$(17.6)	$18.1	14-40
Employer groups	92.9	(91.1)	1.8	11-23

	$128.6	$(108.7)	$19.9

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 is as follows (amounts in millions):

2004	$2.7
2005	3.0
2006	2.6
2007	2.2
2008	2.2

Restricted Cash and Investments

We and our consolidated subsidiaries are required to set aside certain funds for restricted purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of June 30, 2004 and December 31, 2003, the restricted cash and cash equivalents balances totaled $55.8 million and $62.4 million, respectively, and are included in other noncurrent assets. Long-term debt investments held by trustees or agencies pursuant to state regulatory requirements totaled $0.6 million and $0.8 million as of June 30, 2004 and December 31, 2003, respectively, and are included in other noncurrent assets. Short-term investments held by trustees or agencies pursuant to state regulatory requirements were $90.4 million and $72.7 million as of June 30, 2004 and December 31, 2003, respectively, and are included in investments available for sale. In addition, in connection with the expiration of our current TRICARE contracts, we have set aside $129.9 million and $53.5 million in cash as of June 30, 2004 and March 31, 2004, respectively, as required under the current TRICARE contracts to pay the run-out claims. These amounts are included in other noncurrent assets on the accompanying condensed consolidated balance sheets.

Interest Rate Swap Contracts

The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related senior notes payable are reflected at an amount equal to the sum of their carrying value plus or minus an adjustment representing the change in fair value of the senior notes payable attributable to the interest risk being hedged. Because the terms of the swap contracts match the terms of our senior notes payable, the changes in the fair value of the swap contracts offset the changes in the adjusted carrying value of our senior notes payable being hedged. The net effect on our operating results is that the interest expense on our senior notes payable is recorded based on variable interest rates. See Note 5 for additional information on our interest rate swap contracts.

Recently Issued Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the remaining issues for Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and as a result reached a final consensus on an other-than-temporary impairment model for debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” certain debt and equity securities within the scope of SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting (i.e., cost method investments). The EITF has also reached a consensus that the three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. The adoption of the three-step model had no impact on our consolidated financial position or results of operations as of June 30, 2004. Quantitative and qualitative disclosure requirements for investments accounted for under SFAS No. 115 and SFAS No. 124 were effective for the first annual reporting period ending after December 15, 2003. We disclosed such quantitative and qualitative information in the notes to our consolidated financial statements as of December 31, 2003. All new disclosure requirements related to cost method investments are effective for the annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 addresses the issuer’s accounting for certain freestanding financial instruments. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. As of June 30, 2004, the adoption of SFAS No. 150 had no impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated as follows, and for hedging relationships designated after June 30, 2003. The guidance will be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist will be applied to existing contracts as well as new contracts entered into after June 30, 2003. As of June 30, 2004, the adoption of SFAS No. 149 has had no impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” and subsequently revised the interpretation in December 2003 (FIN 46R). FIN 46R requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The maximum exposure of any investment that may be determined to be a variable interest entity is limited to the amount invested. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending after March 31, 2004. As of June 30, 2004, the adoption of FIN 46R has had no impact on our consolidated financial position or results of operations.

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

Our segment information is as follows (amounts in millions):

	Health Plan Services	Government Contracts	Total
Three Months Ended June 30, 2004
Revenues from external sources	$2,399.0	$504.3	$2,903.3
Intersegment revenues	9.8	—	9.8
Segment profit	55.1	23.8	78.9

Three Months Ended June 30, 2003
Revenues from external sources	$2,259.9	$465.7	$2,725.6
Intersegment revenues	10.6	—	10.6
Segment profit	100.8	22.4	123.2

Six Months Ended June 30, 2004
Revenues from external sources	$4,803.3	$1,008.3	$5,811.6
Intersegment revenues	19.9	—	19.9
Segment profit	59.1	45.8	104.9

Six Months Ended June 30, 2003
Revenues from external sources	$4,497.2	$919.3	$5,416.5
Intersegment revenues	21.1	—	21.1
Segment profit	209.6	42.2	251.8

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income before income taxes is as follows (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total reportable segment profit	$78.9	$123.2	$104.9	$251.8
Income (loss) from corporate and other entities	6.1	(4.7)	2.8	(16.9)
Severance and related benefits	(17.4)	—	(17.4)	—
Gain on the sale of businesses	—	—	1.9	—

	$67.6	$118.5	$92.2	$234.9

Loss from other corporate entities and our employer services group division, which are not part of our Health Plan Services and Government Contracts reportable segments, are excluded from our measurement of segment performance. Other corporate entities include our facilities, warehouse, reinsurance and surgery center subsidiaries. Severance and related benefits related to an involuntary workforce reduction (see Note 4) and gain on sale of businesses are excluded from our measurement of segment performance since they are not part of our core operations and are not managed within either of our reportable segments.

4. SEVERANCE AND RELATED BENEFIT COSTS

On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative costs, we would commence an involuntary workforce reduction of approximately 500 positions, which includes reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast (the May 2004 Plan). During the three months ended June 30, 2004, we recorded pretax severance and benefit related costs of $17.4 million in connection with the May 2004 Plan. As of June 30, 2004, 244 positions had been eliminated and $3.4 million of the severance and benefit related costs had been paid out. We currently anticipate that we will record additional severance and benefit related costs of $7.7 million during the six months ending December 31, 2004. We expect that an additional $15.1 million and $6.6 million will be paid out during the six months ending December 31, 2004 and three months ending March 31, 2005, respectively. We plan to use cash flows from operations to fund these payments. Elimination of the remaining identified 261 positions covered by the involuntary workforce reduction will be completed during the six months ending December 31, 2004.

Severance and benefit related costs expected to be incurred in connection with the May 2004 Plan as of June 30, 2004 are as follows (amounts in millions):

	Health Plan Services	Government Contracts	Total Reportable Segments	Corporate and Other	Total
Total amount expected to be incurred	$12.9	$0.1	$13.0	$12.1	$25.1
Amount incurred during the three months ended June 30, 2004	8.4	0.1	8.5	8.9	17.4
Cumulative amount incurred as of June 30, 2004	8.4	0.1	8.5	8.9	17.4

A reconciliation of our liability balances for severance and benefit related costs incurred in connection with the May 2004 Plan is as follows (amounts in millions):

	Health Plan Services	Government Contracts	Total Reportable Segments	Corporate and Other	Total
Balance as of March 31, 2004	$—	$—	$—	$—	$—
Amount incurred during the three months ended June 30, 2004	8.4	0.1	8.5	8.9	17.4
Cash payments made during the three months ended June 30, 2004	(1.0)	—	(1.0)	(2.4)	(3.4)

Balance as of June 30, 2004	$7.4	$0.1	$7.5	$6.5	$14.0

5. TRANSACTIONS AND DIVESTITURES

Hospital Subsidiaries

In 1999, we sold our two hospital subsidiaries to Health Plus, Inc. As part of the sale, we received cash and a note for $12 million due on August 31, 2003 including any unpaid interest. Prior to August 31, 2003, we had established an $8.2 million allowance on the note. On August 31, 2003, Health Plus defaulted on the note. As a result, we increased the allowance on the note by $3.4 million and recorded it in general and administrative (G&A) expenses in our condensed consolidated statements of operations for the three months ended September 30, 2003. The note was fully reserved as of September 30, 2003. On June 16, 2004, we and Health Plus restructured and settled all outstanding issues relating to the note default for $4 million in cash. We have recorded the $4 million settlement as a reduction in G&A expense in our condensed consolidated statements of operations for the three and six months ended June 30, 2004.

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

These subsidiaries had $0 and $3.7 million of total revenues for the three months ended June 30, 2004 and 2003, respectively, and $2.3 million and $7.2 million of total revenues for the six months ended June 30, 2004 and 2003, respectively. These subsidiaries had $0 and $0.8 million of income before income taxes for the three months ended June 30, 2004 and 2003, respectively, and $0.2 million and $1.6 million of income before income taxes for the six months ended June 30, 2004 and 2003, respectively. As of the date of sale, these subsidiaries had a combined total of approximately $2.3 million in net equity which we fully recovered through the sales proceeds.

The divestitures of our American VitalCare and Managed Alternative Care subsidiaries during the first quarter ended March 31, 2004 are not presented as discontinued operations since they are collectively not material to the accompanying condensed consolidated financial statements as of December 31, 2003 and June 30, 2004 and for the three and six months ended June 30, 2004 and 2003.

Pennsylvania Health Plan

Effective September 30, 2003, we withdrew our commercial health plan from the commercial market in the Commonwealth of Pennsylvania. Coverage for our members enrolled in the Federal Employee Health Benefit Plan was discontinued on January 11, 2004; however, we have maintained our network of providers in Pennsylvania to service our New Jersey members and TRICARE eligibles. As of June 30, 2004, we had no members enrolled in our commercial health plan in Pennsylvania. Our Pennsylvania health plan had been reported as part of our Health Plan Services reportable segment.

Our Pennsylvania health plan had $0.5 million and $19.2 million of total revenues for the three months ended June 30, 2004 and 2003, respectively, and $0.7 million and $39.6 million of total revenues for the six months ended June 30, 2004 and 2003, respectively. Our Pennsylvania health plan had $1.1 million and $(3.3) million of income (loss) before income taxes for the three months ended June 30, 2004 and 2003, respectively, and $1.0 million and $(3.9) million of income (loss) before income taxes for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, our Pennsylvania health plan had net equity of $11.2 million. The net equity is comprised of cash, cash equivalents and investments available for sale and is required by the Pennsylvania Department of Insurance to meet minimum capital requirements until all claims have been paid or discharged.

Florida Health Plan

Effective August 1, 2001, we sold our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc. (the Plan), to Florida Health Plan Holdings II, L.L.C. In connection with the sale, we received $23 million in cash and approximately $26 million in a secured six-year note bearing 8% interest per annum for which we recorded a full reserve. We also sold the corporate facility building used by our Florida health plan to DGE Properties, LLC for $15 million, payable by a secured five-year note bearing 8% interest per annum. We estimated and recorded a $72.4 million pretax loss on the sales of our Florida health plan and the related corporate facility building during the three months ended June 30, 2001.

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

The true-up process has not been finalized as to the post-closing settlement of statutory equity and the settlement of unpaid provider claims, and we do not have sufficient information regarding the true-up adjustments to assess the probability or estimate any adjustment to the recorded loss on the sale of the Plan as of June 30, 2004. However, based on the information we have to date, we believe that the true-up adjustments would not have a material impact on the financial condition, results of operations or liquidity of the Company.

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

As part of the original 1999 transactions with this external third-party service provider, we sold our non-affiliate health plan pharmacy benefit management operations and received a warrant to acquire 800,000 shares of common stock (as adjusted for stock splits) of the external third-party service provider. In April 2003, we exercised the vested portion of the warrants (640,000 shares) and, following a 30-day holding period, sold the underlying common stock for a gain of approximately $11.5 million. We recorded the Amendment Payment as well as the gain realized on the sale of the underlying common stock in G&A expenses in May 2003. The remaining 160,000 shares were scheduled to vest on April 1, 2004. During the three months ended March 31, 2004, this external third-party service provider was acquired by Caremark Rx, Inc. (CMX), whereupon our warrant to acquire the remaining 160,000 shares of common stock was converted into a warrant to acquire 301,425 shares of CMX common stock. The CMX warrant vested on April 1, 2004. During April 2004, we exercised the warrant and sold the underlying 301,425 shares of common stock for approximately $10.2 million.

On September 2, 2003, we terminated the Pharmacy Benefit Services Agreement effective April 1, 2004. Concurrent with this termination, we entered into a new three-year agreement with this external third-party service provider for it to provide pharmacy claims processing services for all of our health plans beginning April 1, 2004. As a result of terminating the Pharmacy Benefit Services Agreement, on April 28, 2004, we paid a termination fee in an amount equal to the approximately $10.2 million gain realized on the exercise of the CMX warrant and the sale of the underlying 301,425 shares of CMX common stock in April 2004. We recorded the termination fee as well as the fair value of the CMX warrant in G&A expenses as of March 31, 2004. We may terminate the new pharmacy claims processing services agreement prior to April 1, 2007, subject to certain termination provisions which include liquidated damages of $3.6 million; provided, that the liquidated damages are reduced by $100,000 per month through the termination date.

Interest Rate Swap Contracts

We use interest rate swap contracts (swap contracts) as a part of our hedging strategy to manage certain exposures related to changes in interest rates on the fair value of our outstanding $400 million in aggregate principal amount of 8.375% Senior Notes due on April 15, 2011 (Senior Notes). On February 20, 2004, we entered into four swap contracts on our Senior Notes. Under these swap contracts, we agree to pay an amount equal to a specified variable rate of interest times a notional principal amount and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The swap contracts are entered into with four major financial institutions in order to minimize counterparty credit risk.

The swap contracts have an aggregate notional principal amount of $400 million and effectively convert the 8.375% fixed rate on the Senior Notes to a variable rate of six-month London Interbank Offered Rate (LIBOR) plus 399.625 basis points. As of June 30, 2004, the expected effective variable rate on the Senior Notes was 5.94%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding the Senior Notes. As of June 30, 2004, the swap contracts were reflected at negative fair value of $14.8 million in our condensed consolidated balance sheet and the related Senior Notes were reflected at an amount equal to the sum of their carrying value plus or minus an adjustment representing the change in fair value of the Senior Notes attributable to the interest risk being hedged. Because the terms of the swap contracts match the terms of our Senior Notes, the changes in the fair value of the swap contracts of $22.4 million from March 31, 2004 offset the changes in the adjusted carrying value of our Senior Notes being hedged.

6. STOCK REPURCHASE PROGRAM

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under our stock repurchase program. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under our stock repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of June 30, 2004, we had repurchased an aggregate of 17,807,155 shares of our common stock under our stock repurchase program for aggregate consideration of approximately $484.4 million before taking into account exercise proceeds and tax benefits from the exercise of employee stock options. We repurchased 1,007,900 shares of common stock during the six months ended June 30, 2004 for $31.5 million.

During the six months ended June 30, 2004, we received approximately $7 million in cash and recognized $1 million in tax benefits as a result of option exercises. During 2003 and 2002, we received approximately $42 million and $48 million in cash, respectively, and recognized $15 million and $18 million in tax benefits, respectively, as a result of option exercises. As a result of the $8 million (in the six months ended June 30, 2004), $57 million (in 2003) and $66 million (in 2002) in realized and estimated benefits, our total authority under our stock repurchase program is estimated at $581 million based on the authorization we received from our Board of Directors to repurchase an aggregate of up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock. The remaining authorization under our stock repurchase program as of June 30, 2004 was $97 million.

7. HEALTH CARE SERVICES AND GOVERNMENT CONTRACT EXPENSES

Health care services and government contract expenses include changes in reserves for claims and other settlements and health care and other costs payable under government contracts. These reserves include amounts for claims which consist of incurred but not reported claims (IBNR), received but unprocessed claims, claims in course of settlement and other liabilities. We estimate the amount of our reserves for claims primarily by using standard actuarial developmental methodologies. An extensive degree of actuarial judgment is used in this estimation process, considerable variability is inherent in such estimates, and the estimates are highly sensitive to changes in medical claims submission and payment patterns and medical cost trends.

Our health care costs for the three and six months ended June 30, 2004 include approximately $14 million and $78 million, respectively, of higher than previously estimated health care costs, amounts for provider settlements and reconciliations and other related costs for 2003 and prior periods. Of these amounts, approximately $0.5 million and $45.6 million for the three and six months ended June 30, 2004, respectively, were for higher than previously estimated health care costs for 2003 and prior periods. In addition, our health care costs for the three and six months ended June 30, 2004 include approximately $13 million for higher than previously estimated health care costs for the three months ended March 31, 2004. These prior period health care costs resulted primarily from a large number of hospital claims that were paid during the six months ended June 30, 2004 for dates of service that occurred in 2003 and prior and reflect our having underestimated the underlying health care cost trend.

8. FINANCING ARRANGEMENTS

Revolving Credit Facility

On June 30, 2004, we entered into a new five year revolving Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and the other lenders party thereto (Credit Agreement). This Credit Agreement refinanced and replaced our previous $175 million 364-day credit facility (which matured June 22, 2004) and $525 million revolving five-year credit facility (which was scheduled to mature June 28, 2006). Maximum availability under the Credit Agreement continues to be $700 million.

Under the Credit Agreement, we can obtain letters of credit in an aggregate amount of $200 million. No amounts were outstanding under the Credit Agreement as of June 30, 2004. See “—Letters of Credit” below for information on our letters of credit. We are also able to obtain swingline loans in an aggregate amount of $50 million, but any such swingline loans must be repaid within no more than seven days. The borrowings under the Credit Agreement also may be used for general corporate purposes, including acquisitions, and to service our working capital needs. We must repay all borrowings, if any, under the Credit Agreement by June 30, 2009, unless the maturity date under the Credit Agreement is extended. Interest on any amount outstanding under the Credit Agreement is payable monthly at a rate per annum of (a) LIBOR plus a margin ranging from 50 to 112.5 basis points or (b) the higher of (1) the Bank of America prime rate and (2) the federal funds rate plus 0.5%, plus a margin of up to 12.5 basis points. We have also incurred and will continue to incur customary fees in connection with the Credit Agreement. The Credit Agreement requires us to comply with certain covenants that impose restrictions on our operations, including the maintenance of a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth and a limitation on dividends and distributions. If our long-term credit rating by Standard & Poors or Moody’s Investors Service is reduced to below investment grade, the Credit Agreement prohibits us from making dividends, distributions or redemptions in respect of our capital stock in excess of $75 million in any consecutive four-quarter period, subjects us to a different minimum coverage ratio standard and additional reporting requirements to the lenders and will increase the interest and fees applicable to any outstanding borrowings and any letters of credit issued under the Credit Agreement.

Letters of Credit

Under the Credit Agreement, we can obtain letters of credit in an aggregate amount of $200 million. We have issued letters of credit to guarantee workers’ compensation claim payments to certain external third-party insurance companies in the event that we do not pay our portion of the workers’ compensation claims. As of June 30, 2004, these letters of credit totaled $13.2 million in the aggregate. We have also issued a letter of credit to guarantee an intercompany note with our California health plan subsidiary. As of June 30, 2004, this letter of credit totaled $100 million. No amounts had been drawn on any of these letters of credit as of June 30, 2004. As a result of issuing these letters of credit, the maximum amount available for borrowing under the Credit Agreement was $586.8 million as of June 30, 2004.

9. LEGAL PROCEEDINGS

Superior National Insurance Group, Inc.

We and our former wholly-owned subsidiary, Foundation Health Corporation (FHC), which merged into Health Net, Inc. in January 2001, were named in an adversary proceeding, Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc. (M&R), filed on April 28, 2000, in the United States Bankruptcy Court for the Central District of California, case number SV00-14099GM. The lawsuit related to the 1998 sale of Business Insurance Group, Inc. (BIG), a holding company of workers’ compensation insurance companies operating primarily in California, by FHC to Superior National Insurance Group, Inc. (Superior).

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

On September 19, 2003, the Court dismissed the fourth and final subscriber track action involving us, The State of Connecticut v. Physicians Health Services of Connecticut, Inc. (filed in the District of Connecticut on September 7, 2000), on grounds that the State of Connecticut lacks standing to bring the ERISA claims asserted in the complaint. That same day, the Court ordered that the subscriber track is closed “in light of the dismissal of all cases in the Subscriber Track.” The State of Connecticut has appealed the dismissal order to the Eleventh Circuit Court of Appeals and oral argument is scheduled for August 12, 2004.

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

On September 26, 2002, the Court granted plaintiffs’ motion for class certification and granted plaintiffs’ request for leave to amend their complaint. The new complaint adds another managed care company as a defendant, adds the Florida Medical Society and the Louisiana Medical Society as plaintiffs, withdraws Dennis Breen as a named plaintiff, and adds claims under the New Jersey Consumer Fraud Act and the Connecticut Unfair Trade Practices Act against defendants other than Health Net. The court has referred the case to mediation and has entered a scheduling order with a trial date set for March 2005. While fact discovery ended by Court order on June 1, 2004, expert discovery is ongoing in the case.

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

On September 15, 2003, the District Court entered an order in the lead action granting in part and denying in part the defendants’ motions to compel arbitration. In this order, the Court ruled that certain claims must be arbitrated and that others may proceed in court. The defendants, including Health Net, have appealed to the Eleventh Circuit portions of the Court’s order denying their motions to compel arbitration. The Eleventh Circuit will hear oral arguments on August 12, 2004.

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

Miscellaneous Proceedings

In the ordinary course of our business operations we and certain of our subsidiaries are also parties to various other legal proceedings, including, without limitation, claims brought by members and providers seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were either underpaid or not paid. We are also subject to claims relating to the performance of contractual obligations to providers, members and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims. In particular, a number of arbitrations and cases related to our review and adjustment of provider claims are pending, predominately in California, and have not yet been resolved. While the final outcome of these proceedings cannot be determined at this time we believe, based on information presently available, that the final outcome of any such proceeding will not have a material adverse effect upon our financial condition, results of operations or liquidity. However, our belief regarding the likely outcome of such proceedings could change in the future and an unfavorable outcome could have a material adverse effect upon our financial condition, results of operations or liquidity. In addition, the loss of any claim that results in a significant punitive damage award could have a material adverse effect on the Company, and the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of such claims.

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

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations should be read in its entirety since it contains detailed information that is important to understanding Health Net, Inc. and its subsidiaries’ results of operations and financial condition. The Executive Summary below is qualified in its entirety by the full Management’s Discussion and Analysis of Financial Condition and Results of Operations and the information contained in the Executive Summary is as of August 9, 2004.

Executive Summary

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (HMOs), preferred provider organizations (PPOs) and point-of-service (POS) plans to approximately 5.2 million individuals in 14 states. We also offer managed health care products related to behavioral health and prescription drugs. In addition, we own health and life insurance companies licensed to sell exclusive provider organizations, PPO, POS and indemnity products, as well as auxiliary non-health products in 36 states and the District of Columbia.

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

Operating Highlights and Outlook for 2004

Our overall operating performance in the three months ended June 30, 2004 did not reach the levels achieved in the three months ended June 30, 2003. The primary cause of this year-over-year decline was higher health care costs in the three months ended June 30, 2004. These higher costs are primarily the result of higher than expected inpatient and outpatient hospital costs, continuing a trend first seen in the three months ended March 31, 2004. Higher health care costs caused the medical care ratio (MCR) for our Health Plans segment to reach 86.0% for the three months ended June 30, 2004, compared with 83.6% for the three months ended June 30, 2003.

To address the higher health care cost trend, we are, among other things, raising premiums for employer groups and individuals who renew their coverage through the balance of 2004, strengthening medical management practices such as pre-authorization and concurrent review of hospital stays, employing new provider contracting strategies and employing our new Decision Power services. Decision Power is designed to more directly involve patients in their health care decisions. It allows our members to access a wealth of information and health coaches as they deal with health care issues. Just now underway, this program is being met with great acceptance around the country and we expect that it will be recognized as a meaningful differentiator for our health plans. To help ensure our claims payment patterns lead to greater predictability of health care cost trends and to allow time for claims inventories to reach optimal levels, we have delayed implementation of our Health Net One systems conversion project until the first half of 2005.

As a result of instituting higher premiums, commercial enrollment declined by 51,000, or 1.8%, at June 30, 2004 compared with March 31, 2004 and 18,000, or less than 1%, compared with June 30, 2003. We expect commercial enrollment to further decline through the remainder of 2004 as a result of instituting higher premiums. Medicare enrollment was essentially flat at June 30, 2004, compared with March 31, 2004 but down approximately 2,000, or 1.2%, from June 30, 2003. Medicare enrollment is expected to grow slightly through the balance of 2004. Medicaid enrollment fell during the three months ended June 30, 2004, as California sustained more stringent eligibility requirements. We expect Medicaid enrollment to climb in the second half of 2004 with the addition of two new counties to the California program.

For the three months ended June 30, 2004, our Government Contracts cost ratio, which includes both health care and administrative costs, improved by 20 basis points to 95.0% compared to the three months ended June 30, 2003. Our debt-to-capital ratio was 22.6% as of June 30, 2004, well below our target of 30% and down from 23.9% as of March 31, 2004. Our administrative ratio (G&A expenses plus depreciation) was 9.4% for the three months ended June 30, 2004, a 90 basis point improvement from the three months ended June 30, 2003 and a 60 basis point improvement from the three months ended March 31, 2004. Reducing the administrative ratio is a key part of our strategy. Part of the G&A expense savings were achieved through an involuntary workforce reduction affecting approximately 500 employees that was commenced in May 2004 (the May 2004 Plan). During the three months ended June 30, 2004, we recorded pretax severance and benefit related costs of $17.4 million in connection with the May 2004 Plan. As of June 30, 2004, 244 positions had been eliminated. We currently anticipate that we will record additional severance and benefit related costs of $7.7 million during the six months ending December 31, 2004. We plan to use cash flows from operations to fund these payments. We expect that the remaining positions to be eliminated in connection with the May 2004 Plan will be completed by December 31, 2004. See Note 4 to the condensed consolidated financial statements for additional information regarding the May 2004 Plan. The G&A savings that stem from the May 2004 Plan will, we believe, contribute to improved earnings in the second half of 2004 compared to the first half of 2004. We continue to expect to reduce our administrative ratio by approximately 150 basis points in the next two to three years.

For the three months ended June 30, 2004, our net margin was 1.4% and was impacted by the higher MCR in our health plans. For the three months ended June 30, 2004, cash provided by operating activities was $12.5 million, which was lower than cash provided by operating activities over the past several quarters. An $8 million increase in the amounts receivable under government contracts and a $16 million decrease in health care and other costs payable under government contracts also contributed to operating cash flow performance in the three months ended June 30, 2004. We expect that operating cash flow for the full year 2004 will be less than the levels achieved in 2003. The primary cause of this expected decline is related to changing payment patterns from the Department of Defense related to our transition to the new TRICARE contract for the North region. Our operating cash flow has, in part, been used to repurchase shares of our common stock and we expect to continue using cash flow to repurchase shares in the future. In the three months ended June 30, 2004, we repurchased 127,800 shares of our common stock. Since the inception of our stock repurchase program in May 2002, we have repurchased 17,807,155 shares at an average price of $27.20 per share.

Our success in 2004 and beyond will depend, in part, on our ability to price our health plan products at a level equal to or greater than the growth in health care costs, as well as our ability to contain growth in our health care costs, especially hospital costs, by employing a range of medical management, pharmaceutical management and provider contracting strategies. In addition, we must successfully implement our new TRICARE contract for the North Region, complete our Health Net One systems consolidation project, continue to foster and improve our provider relations and continue growing and solidifying our presence in all of the markets in which we do business. It is also important that we introduce new products and variations on existing products and continue to focus on competitively differentiating our products so that we can compete on factors other than price alone. In 2004, we began the rollout of a new branding initiative called the “Rosetta Stone,” which we believe could provide us with a differentiated position in the health care marketplace.

Health Plan Operations. While we believe that a long-term enrollment growth target of 3% to 5% per year is possible to achieve, enrollment in commercial health plans at December 31, 2004 will be down compared with enrollment at December 31, 2003. We expect to continue pursuing small group business (generally defined as an employer group with 2 to 50 employees) in the future, as we believe this is where most job growth will occur over the next several years in the markets we serve. However, we expect small group and individual enrollment to decline through the balance of 2004, as a result of higher premiums. Small group and individual enrollment at June 30, 2004 was higher by only 3.0% compared with small group and individual enrollment at June 30, 2003—a lower rate of growth than seen in previous quarters. Large group enrollment declined at June 30, 2004 due to premium increases, deletion of members from existing accounts that commonly occurs in the second quarter and our efforts to improve profitability in the Northeast. Large group enrollment will continue to decline through the balance of 2004 as a result of higher premiums.

We have expanded our Medicare marketing efforts in 2004 in response to the Medicare reform legislation that was passed in December 2003. We believed that the improved funding provided through this legislation would provide a basis for us to reverse Medicare enrollment declines from recent years which were caused by inadequate funding from the Centers for Medicare & Medicaid Services. These expected increases have not, as yet, materialized as we believe that Medicare beneficiaries are confused about the wide range of offerings in both basic Medicare and the new prescription drug cards. Thus, Medicare enrollment declined in the three months ended June 30, 2004, compared with June 30, 2003. We continue to develop strategies and tactics to improve Medicare enrollment, and we expect enrollment to increase through the balance of this year. In particular, Oregon Medicare enrollment was again a high point, increasing by approximately 70%, or approximately 5,000 members, at June 30, 2004 compared with March 31, 2004. Our Oregon health plan participates in a Medicare PPO demonstration project and we believe this product is proving to be especially popular among certain segments of Oregon’s Medicare population. On April 1, 2004, we announced that we will offer a Medicare Drug Discount Card to our Medicare enrollees.

We participate in state Medicaid programs in three states, California, Connecticut and New Jersey. California Medicaid membership, where the program is known as Medi-Cal, comprised 82% of our Medicaid membership at June 30, 2004. Despite ongoing concerns about the states’ ability to adequately fund these Medicaid programs, we believe that the significant savings generated by Medicaid managed care will provide ongoing future growth opportunities, as states may move more Medicaid enrollees into managed care plans. We will add two counties for California Medi-Cal in the third quarter ending September 30, 2004 and believe the addition of these new counties will help counteract enrollment declines resulting from the State of California tightening eligibility requirements. Medi-Cal enrollment dropped by approximately 64,000 members at June 30, 2004 compared to June 30, 2003 as a result of the more stringent eligibility requirements. The new California state budget includes no rate increases for the benefit year beginning October 1, 2004. In the prior two benefit years, the premiums we receive from the State had been reduced from the prior year’s levels.

Our product line in our health plan operations has begun to change over the past few years. Enrollment in our PPOs has been growing at a faster rate than enrollment in our HMOs, which have historically accounted for the largest portion of our enrollment. At June 30, 2004, PPO enrollment comprised 13% of our commercial enrollment, from 11% at June 30, 2003. In response to growing demand from employers for more flexible product lines, we are developing and plan to introduce Consumer Directed Health Plan products in the next several years. In 2003, we test marketed one such product in our Oregon health plan.

We expect commercial per member per month (PMPM) premium yields to increase at a slower rate in 2004 compared to the 11.9% yield achieved in 2003. For the three months ended June 30, 2004, PMPM commercial premium yields increased 7.7% compared with the three months ended June 30, 2003, as a result of a change in the geographic mix of our business, product and mix shifts to lower cost, lower benefit products and employers continuing to buy down benefits. In Medicare, we expect that PMPM premium revenues will rise at a faster pace due to increased funding from the December 2003 Medicare reform legislation. Medicare PMPM premium revenues rose by 10.6% for the three months ended June 30, 2004 compared with the prior-year period when the year-over-year increase was 5.1%. We expect that Medicaid premiums will again rise at slower rates than health care costs. This expectation is consistent with our ongoing overall strategic approach to participate selectively in the Medicaid market. Since much of our Medi-Cal membership is serviced by medical groups to which we make capitation payments, our revenues and profit margin are expected to remain relatively stable and predictable.

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

For the three months ended June 30, 2004, our PMPM physician costs increased by 4.4%, consistent with expectations. Pharmaceutical costs on a PMPM basis for all lines rose by 1.9%, as employers continued to purchase plans with higher pharmaceutical co-payments. In addition, increased use of generic drugs and the impact of certain prescription medications moving to over-the-counter status continue to be factors helping to contain the growth in pharmaceutical costs. We have implemented a number of techniques to contain the growth of pharmaceutical costs, including, without limitation, pre-authorization or certification for the use of certain high cost pharmaceuticals.

TRICARE. In August 2003, we were awarded a new five-year contract for the TRICARE North Region that supports nearly 2.8 million Military Health System eligible participants. The new North Region contract covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers small portions of Tennessee, Missouri and Iowa. Health care delivery began under the new contract on July 1, 2004 for the area that was previously Regions 2 and 5 and will begin September 1, 2004 for the area that was previously Region 1. The transition program developed for the new contracts was on schedule as of June 30, 2004.

We incur administrative and health care expenses in connection with our administration of the TRICARE program in the regions we manage on behalf of the Department of Defense. Health care expenses are directly related to the use of civilian providers by TRICARE eligible beneficiaries and have risen in recent quarters as a direct result of increased military activity. Increased military activity results in increased enrollment and the deployment of military medical personnel overseas that reduces beneficiaries’ access to military treatment facilities. We expect that for the duration of the current contracts we will continue to experience elevated levels of costs due to reservist call-ups and higher utilization of civilian providers. However, as part of our contract with the Department of Defense, we are reimbursed for costs related to this heightened military activity. As noted above, we expect our Government Contracts cost ratio to remain relatively stable in 2004 compared with 2003, even with the transition to our new TRICARE contract for the North Region. There are differences in the economic structure of our existing TRICARE contract and our new contract for the North Region. We believe that the differences in the economic structure of the new contract, when compared to our expiring contract, should reduce our risk related to the ability to accurately project our profitability over the term of the new contract. In addition, on a quarterly basis, revenues will decline to reflect the new contract’s exclusion of pharmacy benefits and the TRICARE for Life program, a change from the existing contract. A description of the differences in the contracts is contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Provider Network. We maintain a large network of providers to service our members in the six states in which we have health plans. These networks include a broad range of hospitals, including academic medical centers and community hospitals. We maintain contracts with large integrated physician groups, independent practice associations and individual primary care specialty physicians. Overall, we believe that our provider relations are generally good. In recent years, we have implemented a number of techniques specifically aimed at the review of very high cost hospital claims, a problem that has plagued the entire managed care industry as well as hospitals. Some of these techniques, including reviews of individual claims, create differences of interpretation between us and hospitals. We have been able to resolve these differences through negotiation or, in some cases, through arbitration. However, a number of arbitrations and cases related to our review and adjustment of provider claims are pending, predominately in California, and have not yet been resolved. Given the high rate of growth in hospital costs, we believe we must continue to be vigilant in our review of these costs, though we have modified some of these review processes in response to provider feedback.

Recent and Other Developments

Credit Agreement

On June 30, 2004, we entered into a new five year revolving Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and the other lenders party thereto. The Credit Agreement refinanced and replaced our previous $175 million 364-day credit facility (which matured June 22, 2004) and $525 million revolving five-year credit facility (which was scheduled to mature June 28, 2006). Maximum availability under the Credit Agreement is $700 million. See Note 8 to our condensed consolidated financial statements for additional information regarding the Credit Agreement.

Results of Operations

Consolidated Operating Results

Our net income for the three months ended June 30, 2004 was $41.4 million, or $0.37 per basic share and $0.36 per diluted share, compared to net income for the same period in 2003 of $74.8 million, or $0.64 per basic share and $0.63 per diluted share. Our net income for the six months ended June 30, 2004 was $56.4 million, or $0.50 per basic share and $0.49 per diluted share, compared to net income for the same period in 2003 of $146.9 million, or $1.25 per basic share and $1.23 per diluted share. Our results for the three and six months ended June 30, 2004 include severance and related benefit costs of $17.4 million recorded in the three months ended June 30, 2004 in connection with the involuntary workforce reduction we commenced on May 4, 2004 (the May 2004 Plan). See Note 4 to the condensed consolidated financial statements for further information on the May 2004 Plan. Our results for the six months ended June 30, 2004 include gain on sale of businesses of $1.9 million recorded in the three months ended March 31, 2004. See the disclosure under the heading “American VitalCare and Managed Alternative Care Subsidiaries” in Note 5 to the condensed consolidated financial statements for further information on the gain on sale of businesses.

The table below and the discussion that follows summarize our results of operations for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except ratio and per member data)
REVENUES
Health plan services premiums	$2,398,943	$2,259,867	$4,803,298	$4,497,195
Government contracts	504,317	465,727	1,008,265	919,283
Net investment income	13,818	14,364	29,019	27,343
Other income	1,737	12,704	2,985	24,526

Total revenues	2,918,815	2,752,662	5,843,567	5,468,347

EXPENSES
Health plan services	2,062,277	1,888,966	4,169,364	3,750,156
Government contracts	478,927	443,549	959,832	877,066
General and administrative	214,244	219,942	445,729	443,994
Selling	59,993	56,800	123,570	111,936
Depreciation	10,424	14,453	20,407	29,464
Amortization	606	669	1,212	1,338
Interest	7,304	9,769	15,742	19,531
Severance and related benefits	17,402	—	17,402	—
Gain on sale of businesses	—	—	(1,875)	—

Total expenses	2,851,177	2,634,148	5,751,383	5,233,485

Income before income taxes	67,638	118,514	92,184	234,862
Income tax provision	26,272	43,730	35,806	87,943

Net income	$41,366	$74,784	$56,378	$146,919

Health plan services medical care ratio	86.0%	83.6%	86.8%	83.4%
Government contracts cost ratio	95.0%	95.2%	95.2%	95.4%
Administrative ratio(a)	9.4%	10.3%	9.7%	10.5%
Selling costs ratio(b)	2.5%	2.5%	2.6%	2.5%
Net margin(c)	1.4%	2.7%	1.0%	2.7%
Return on equity(d)	12.7%	22.9%	8.6%	22.4%
Health plan services premiums PMPM(e)	$215.98	$200.59	$214.08	$200.24
Health plan services costs PMPM(f)	$185.67	$167.67	$185.82	$167.02

(a)	The administrative ratio is computed as the sum of G&A and depreciation expenses divided by the sum of health plan services premium revenues and other income.
(b)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(c)	Net margin is computed as net income divided by total revenues.
(d)	Return on equity is computed as annualized net income (three months net income multiplied by four and six months net income multiplied by two) divided by average equity (sum of equity at the beginning and end of the period divided by two).
(e)	Health Plan Services premiums per member per month is computed as health plan services premiums divided by total medical at-risk member months (excluding administrative services only (ASO) member months).
(f)	Health Plan Services premiums per member per month is computed as health plan services costs divided by total medical at-risk member months (excluding ASO member months).

Enrollment Information

The table below summarizes our at-risk insured and ASO enrollment information as of June 30:

	2004	2003	Percent Change
	(Enrollees in thousands)
Health Plan Services:
Commercial	2,707	2,725	(1)%
Federal Medicare program	170	172	(1)%
State Medicaid programs	803	880	(9)%

Total Health Plan Services	3,680	3,777	(3)%

ASO	79	89	(11)%

Health Plan Membership

Commercial membership decreased by 18,000 members or 1% at June 30, 2004 compared to June 30, 2003. The net decrease in commercial membership is primarily due to a decrease in the large group market partially offset by an enrollment increase in key products and markets, particularly in our small group accounts in which we have focused our sales and marketing efforts. The overall change in commercial membership reflects primarily the following:

•	Decrease in New Jersey of 34,000 members, primarily in our large group market due to pricing actions we took to address higher health care costs, primarily hospital costs,

•	Decrease in Connecticut of 32,000 members as a result of membership decreases, primarily in our large group market due to provider network issues, our pricing discipline and aggressive pricing by our competitors and termination of two major employer groups due to employer consolidation,

•	Decrease in Pennsylvania of 28,000 members in our large group market due to withdrawing our commercial health plan effective September 30, 2003 and withdrawing our coverage for the members enrolled in the Federal Employee Health Benefit Plan effective January 11, 2004, partially offset by

•	Net increase in California of 46,000 members as a result of a 21,000 member increase in our small group and individual markets attributable to sales efforts targeted at those markets and improved relationships with insurance brokers, general agents and other distributors. In addition, our large group market membership grew by 25,000 members, primarily as a result of the addition of two new accounts and

•	Net increase in Oregon of 27,000 members primarily due to the addition of 12,000 new members from two new accounts in our large group market and an increase of 15,000 new members in our small group and individual market driven by revisions in pricing and benefit offerings.

Membership in the federal Medicare program decreased by 2,000 members or 1% at June 30, 2004, compared to June 30, 2003, primarily due to the planned withdrawal of participation and cancellation of the PPO/POS plan in selected counties in California.

Membership in the state Medicaid programs decreased by approximately 77,000 members or 9% at June 30, 2004, compared to June 30, 2003, primarily due to the following:

•	Decrease in California of 64,000 members due to the State of California’s efforts to tighten eligibility for Medi-Cal members, with Los Angeles County experiencing the majority of the decrease, and

•	Decrease in Connecticut of 10,000 members due to a change in law that eliminated eligibility for certain members and termination of a major provider effective July 1, 2003.

Government Contracts Membership

Government contracts covered approximately 1.5 million eligible individuals under the TRICARE program at June 30, 2004 and 2003. Dependents of active-duty military personnel and retirees and their dependents are eligible to receive benefits under the TRICARE program. In August 2003, we were awarded a new five year contract for the TRICARE North Region that supports nearly 2.8 million Military Health System (“MHS”) eligible beneficiaries, including providing health care and administrative services for 1.7 million TRICARE eligible and providing only administrative services for 1.1 million other MHS-eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries). This contract covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Wisconsin and the District of Columbia. In addition, the contract covers small portions of Tennessee, Missouri and Iowa.

As of June 30, 2004, our government contracts subsidiary, Health Net Federal Services, Inc., administers TRICARE in five regions under three contracts with the U.S. Department of Defense:

•	Region 11, covering Washington, Oregon and part of Idaho

•	Region 6, covering Arkansas, Oklahoma, most of Texas, and most of Louisiana

•	Regions 9, 10 and 12, covering California, Hawaii, Alaska and part of Arizona

Delivery of health care ended under our existing Region 11 contract on May 31, 2004 and under our existing Regions 9, 10 and 12 contract on June 30, 2004, and we will end health care delivery of our existing Region 6 contract on October 31, 2004.

On July 1, 2004, we began providing health care services to beneficiaries in 12 of the 23 states covered by the TRICARE contract for the North region. The transition encompasses the following areas: Illinois, Indiana, Kentucky, Michigan, North Carolina, Ohio, Wisconsin, and portions of Iowa, Missouri, Tennessee, Virginia and West Virginia. On September 1, 2004, we will begin providing health care services to the following areas: Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, and parts of Virginia and West Virginia.

The transition out of the expiring TRICARE contracts and into the new TRICARE North Region contract is expected to have significant operational impacts. The new contract requires establishing 74 offices in 21 states and the District of Columbia and employing a workforce of approximately 1,220 associates, many of whom will be newly hired to administer the new contract. In addition, approximately 800 associates will be employed by subcontractors. The transition out of our current contracts in Regions 6, 9, 10, 11 and 12 and the transition to the new North Region contract are occurring as planned and are expected to be completed by October 31, 2004 as scheduled.

Health Plan Services Premiums

Health Plan Services premiums increased $139.1 million or 6.2% for the three months ended June 30, 2004 and $306.1 million or 6.8% for the six months ended June 30, 2004 compared to the same periods in 2003. Total health plan services premiums on a PMPM basis increased 7.7% to $215.98 for the three months ended June 30, 2004 and 6.9% to $214.08 for the six months ended June 30, 2004 from $200.59 and $200.24, respectively, for the same periods in 2003, primarily due to the following:

•	Increase in commercial premiums of $135.7 million or 8.4% for the three months ended June 30, 2004 and $303.6 million or 9.5% for the six months ended June 30, 2004 as compared to the same periods in 2003. These increases are due to increases of 7.7% and 7.3% in premiums on a PMPM basis for the three months and six months ended June 30, 2004, respectively, combined with increases of 0.7% and 2.1% in member months for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. The premium increases on a PMPM basis occurred in large and small groups across all states, with our major plans having increases of approximately 9%, and

•	Increase in Medicare risk premiums of $30.1 million or 8.7% for the three months ended June 30, 2004 and $50.6 million or 7.3% for the six months ended June 30, 2004 as compared to the same periods in 2003. These increases are driven by increases of 10.6% and 10.0% in premiums on a PMPM basis for the three months and six months ended June 30, 2004, respectively, partially offset by decreases of 1.7% and 2.5% in member months on a PMPM basis for the three months and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. The premium increases were seen across all states due to increases in the per-member rates paid to us by the Centers for Medicare & Medicaid Services as a result of the December 2003 Medicare reform legislation and an increased number of members who are eligible for both Medicare and Medicaid products, partially offset by

•	Decreases in Medicaid premiums of $25.9 million or 8.8% for the three months ended June 30, 2004 and $45.7 million or 7.8% for the six months ended June 30, 2004 as compared to the same periods in 2003. These decreases are primarily due to decreases of 7.7% and 6.1% in member months for the three and six months ended June 30, 2004, respectively, combined with decreases of 1.2% and 1.7% in premiums on a PMPM basis for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. The decreases in Medicaid premiums are due to a reduction in the New Jersey Medicaid yield from the state eliminating a program with high yield members. In addition, there was a retroactive rate increase in the three months ended June 30, 2004 for the Medi-Cal program and a rate increase under Medi-Cal for expected hospital costs arising from meeting minimum nursing ratio requirements in California.

Government Contracts Revenues

Government Contracts revenues increased by $38.6 million or 8.3% for the three months ended June 30, 2004 and $89.0 million or 9.7% for the six months ended June 30, 2004 as compared to the same periods in 2003 primarily due to the following:

•	Increase in revenues of $27.7 million and $59.9 million for the three and six months ended June 30, 2004, respectively, due to higher base contract pricing on annual option periods,

•	Increase in revenues of $21.0 million and $34.0 million for the three and six months ended June 30, 2004, respectively, from transition services related to the new TRICARE contract for the North Region. Transition payments for services connected to the North Region contract are on a fixed price basis. Revenues for such services are based on contract terms and approximate incurred expenses to date, partially offset by

•	Decrease in revenues of $10.6 million for the three and six months ended June 30, 2004 as a result of our ending health care delivery and starting of phase-out activities under our Region 11 TRICARE contract.

Net Investment Income

Net investment income decreased by $0.5 million or 3.8% for the three months ended June 30, 2004 and increased by $1.7 million or 6.1% for the six months ended June 30, 2004 as compared to the same periods in 2003. The increase is primarily the result of gains realized on the sales of certain investments available for sale.

Other Income

Other income decreased by $11.0 million or 86.3% for the three months ended June 30, 2004 and by $21.5 million or 87.8% for the six months ended June 30, 2004 as compared to the same periods in 2003. This decrease is primarily due to the sale of our employer services group division effective October 31, 2003. We deferred approximately $15.9 million of the gains on the sales of our employer services group division and dental and vision plans related to non-compete and network access agreements. The deferred amounts are recognized as other income over the terms of the agreements. We recognized other income of $0.7 million and $1.4 million during the three and six months ended June 30, 2004, respectively, related to the amortization of these agreements.

Health Plan Services Costs

Health plan services costs increased by $173.3 million or 9.2% for the three months ended June 30, 2004 and $419.2 million or 11.2% for the six months ended June 30, 2004 as compared to the same periods in 2003. Total health plan services costs on a PMPM basis increased 10.7% to $185.67 for the three months ended June 30, 2004 and 11.3% to $185.82 for the six months ended June 30, 2004 from $167.67 and $167.02 for the same periods in 2003, respectively. These changes are primarily due to the following:

•	Increase in commercial health care costs of $167.8 million or 12.5% for the three months ended June 30, 2004 and $413.3 million or 15.6% for the six months ended June 30, 2004, reflecting an increase of 11.8% and 13.3% for the three and six months ended June 30, 2004, respectively, in commercial health care costs on a PMPM basis primarily due to higher claim payments and higher hospital costs, amounts for provider settlements and reconciliations and other related costs for 2003 and prior periods totaling approximately $14 million and $78 million for the three and six months ended June 30, 2004, respectively. Of these amounts, approximately $0.5 million and $45.6 million for the three and six months ended June 30, 2004, respectively, were for higher than previously estimated health care costs for 2003 and prior periods. In addition, our health care costs for the three and six months ended June 30, 2004 include approximately $13 million for higher than previously estimated health care costs for the three months ended March 31, 2004. These higher than estimated health care costs are related to higher hospital claims from increased utilization and higher hospital cost per claim during 2003 in California, Connecticut, New Jersey and New York. In addition, an increase in member months by 0.7% and 2.1% for the three and six months ended June 30, 2004, respectively, also contributed to the increase in commercial health care costs for those periods, and

•	Increase in Medicare risk health care costs of $31.3 million or 10.4% for the three months ended June 30, 2004 and $50.3 million or 8.2% for the six months ended June 30, 2004, primarily due to an increase of 12.2% and 10.9% for the three and six months ended June 30, 2004, respectively, in Medicare health care costs on a PMPM basis, partially offset by a decrease of 1.7% and 2.5% in member months for the three and six months ended June 30, 2004, respectively. The increases in health care costs on a PMPM basis are primarily due to higher bed day utilization and additional capitation expense resulting from increased premium yields across most states, partially offset by

•	Decrease in Medicaid health care costs of $23.9 million or 9.7% for the three months ended June 30, 2004 and $41.1 million or 8.4% for the six months ended June 30, 2004, primarily due to a 7.7% and 6.1% decrease in member months for the three and six months ended June 30, 2004, respectively, and a decrease of 2.2% and 2.4% in health care costs on a PMPM basis, due to lower inpatient and physician costs, for the three and six months ended June 30, 2004, respectively.

Health Plan Services MCR increased to 86.0% for the three months ended June 30, 2004 and 86.8% for the six months ended June 30, 2004 as compared to 83.6% and 83.4% for the same periods in 2003, respectively.

This increase was primarily the result of higher than previously estimated health care costs, amounts for provider settlements and reconciliations and other related costs for 2003 and prior periods of approximately $14 million and $78 million for the three and six months ended June 30, 2004, respectively. Of these amounts, approximately $0.5 million and $45.6 million for the three and six months ended June 30, 2004, respectively, were for higher than previously estimated health care costs for 2003 and prior periods. In addition, our health care costs for the three and six months ended June 30, 2004 include approximately $13 million for higher than previously estimated health care costs for the three months ended March 31, 2004. These prior period health care and related costs resulted primarily from a large number of hospital claims that were paid in the first six months of 2004 for dates of service that occurred in 2003 and prior. Our paid claims in the three and six months ended June 30, 2004 were $150 million and $482 million, respectively, higher than in the same periods for 2003 as we brought down our claims inventories in preparation for our Health Net One claims conversion. In addition, we have been focusing on achieving greater efficiency in adjudicating high dollar hospital claims as part of our efforts to improve provider relations and reduce interest expenses on outstanding claims. These higher health care and related costs indicate that we underestimated the underlying health care cost trend for the first six months and full year of 2004. These developments during the first six months of 2004 have resulted in claims increasing at higher than expected levels. These changes have been reflected in our reserving methodology.

Government Contracts Costs

Government Contracts costs increased by $35.4 million or 8.0% for the three months ended June 30, 2004 and by $82.8 million or 9.4% for the six months ended June 30, 2004, as compared to the same periods in 2003, primarily due to the following:

•	Increase of $26.3 million and $56.9 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003 related to higher pricing on annual option periods,

•	Increase in transition costs of $20.0 million and $32.0 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003 from transition activities related to the new TRICARE contract for the North Region, partially offset by

•	Decrease in costs of $16.6 million for the three and six months ended June 30, 2004 as a result of the end of health care delivery under our Region 11 TRICARE contract.

Our Government Contracts cost ratio decreased to 95.0% and 95.2% for the three and six months ended June 30, 2004 as compared to 95.2% and 95.4% for the same periods in 2003, respectively. The improvements are primarily due to higher pricing on annual option periods.

General and Administrative (G&A) Costs

G&A costs decreased by $5.7 million or 2.6% for the three months ended June 30, 2004 as compared to the same period in 2003. The decrease is primarily due to the divestiture of our employer services group division in October 2003, staff reductions and generally lower administrative costs. G&A costs increased by $1.7 million, or 0.4%, for the six months ended June 30, 2004 as compared to the same period in 2003. The increase is primarily due to increases in our salary and benefit expenses and outside consulting expenses as we continue to invest in our operations and systems consolidation projects, partially offset by the divestiture of our employer services group division in October 2003. In addition, we recorded $4 million received in June 2004 in connection with the settlement of the note from the sale of two hospitals as a reduction to G&A expense in the three and six months ended June 30, 2004. See Note 5 to our condensed consolidated financial statements for additional information regarding the sale of our hospital subsidiaries.

The administrative expense ratio decreased to 9.4% for the three months ended June 30, 2004 from 10.3% as compared to the same period in 2003. This change in our administrative expense ratio reflects an increase of 6.2% in health plan services premium revenues for the three months ended June 30, 2004 and a (decrease) of (2.6)% in G&A costs for the three months ended June 30, 2004. The administrative expense ratio decreased to

9.7% for the six months ended June 30, 2004 from 10.5% as compared to the same period in 2003. This change in our administrative expense ratio reflects increases of 6.8% and 0.4% in health plan services premium revenues and G&A costs, respectively, for the six months ended June 30, 2004.

Selling Costs

The selling costs ratio was 2.5% and 2.6% for the three and six months ended June 30, 2004, respectively, compared to 2.5% for the same periods in 2003. These amounts reflect the continued shift of our commercial health plan mix to small group business with its associated higher selling costs.

Amortization and Depreciation

Amortization and depreciation expense decreased by $4.1 million or 27.1% for the three months ended June 30, 2004 and $9.2 million or 29.8% for the six months ended June 30, 2004 as compared to the same periods in 2003. This decrease is primarily due to asset retirements and assets becoming fully depreciated.

Interest Expense

Interest expense decreased by $2.5 million or 25.2% for the three months ended June 30, 2004 and $3.8 million or 19.4% for the six months ended June 30, 2004 as compared to the same periods in 2003, respectively. This decrease is primarily due to the interest rate swap contracts which converted the 8.375% fixed rate on our Senior Notes to the expected effective variable rate of 5.94% as of June 30, 2004. See “Quantitative and Qualitative Disclosures about Market Risk” for discussion of the interest rate swap agreements.

Severance and Related Benefit Costs

On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative costs, we would commence an involuntary workforce reduction of approximately 500 positions, which includes reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast (the May 2004 Plan). During the three months ended June 30, 2004, we recorded pretax severance and benefit related costs of $17.4 million in connection with the May 2004 Plan. As of June 30, 2004, 244 positions had been eliminated and $3.4 million of the severance and benefit related costs had been paid out. We currently anticipate that we will record additional severance and benefit related costs of $7.7 million during the six months ending December 31, 2004. We expect that an additional $15.1 million and $6.6 million will be paid out during the six months ending December 31, 2004 and three months ending March 31, 2005, respectively. We plan to use cash flows from operations to fund these payments. Elimination of the remaining identified 261 positions covered by the involuntary workforce reduction will be completed during the six months ending December 31, 2004. See Note 4 to the condensed consolidated financial statements for further information on the May 2004 Plan.

Gain on Sale of Businesses

On March 1, 2004, we completed the sale of two subsidiaries, American VitalCare, Inc. and Managed Alternative Care, Inc., to a subsidiary of Rehabcare Group, Inc. We received a payment of approximately $11 million, subject to certain post-closing adjustments, and a $3 million subordinated promissory note for which we recorded a full reserve. The divestitures of our American VitalCare and Managed Alternative Care subsidiaries during the first quarter ended March 31, 2004 are not expected to have a material impact on our future financial condition, results of operations or liquidity. See Note 5 to the condensed consolidated financial statements for further information on the sale of these subsidiaries.

Income Tax Provision

The effective income tax rate was 38.8% for the three and six months ended June 30, 2004 as compared with 36.9% and 37.4% for the same periods in 2003, respectively. The increase of 194 and 140 basis points in the effective income tax rate for the three and six months ended June 30, 2004, respectively, is primarily due to the reduction in the tax benefit associated with tax return examination settlements.

The effective income tax rate differs from the statutory federal tax rate of 35.0% due primarily to state income taxes, tax-exempt investment income, business divestitures and tax return examination settlements.

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

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from government contracts. Government health care receivables are best estimates of payments that are ultimately collectible or payable. Since these amounts are subject to government audit, negotiation and appropriations, amounts ultimately collected may vary significantly from current estimates. Additionally, the timely collection of such receivables is also impacted by government audit and negotiation and could extend for periods beyond a year. Amounts receivable under government contracts were $129.0 million and $90.9 million as of June 30, 2004 and December 31, 2003, respectively. The increase is primarily due to an increase in risk sharing revenues and change orders, partially offset by cash received on bid price adjustments and change orders.

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

Operating Cash Flows

Net cash used in operating activities was $(142.1) million for the six months ended June 30, 2004 as compared to net cash provided by operating activities of $120.1 million for the same period in 2003. The decrease in operating cash flows of $262.2 million was primarily due to the following:

•	Net decrease in net income plus amortization, depreciation and other net non-cash charges of $104.5 million,

•	Net decrease in cash flows from amounts receivable/payable under government contracts of $79.7 million,

•	Net decrease in cash flows from accounts payable and other liabilities of $70.5 million primarily due to timing of payments,

•	Net decrease in cash flows of $38.5 million from reserves for claims and other settlements, partially offset by

•	Net increase from other assets of $14.2 million, and

•	Net increase in cash flows from premiums receivable and unearned premiums of $16.8 million.

Investing Activities

Net cash used in investing activities was $222.7 million for the six months ended June 30, 2004 as compared to $28.2 million for the same period in 2003. The resulting decrease in cash flow of $194.5 million is primarily due to the following:

•	A net decrease in maturities and sales of available for sale securities of $55.1 million, and

•	A net increase in the purchase of available for sale securities and restricted investments of $163.1 million, including the purchase of restricted investments of $76.4 million as required under the current TRICARE contracts to pay the run-out claims, partially offset by

•	Net decrease in the purchase of property and equipment of $12.7 million, and

•	Cash proceeds of $11.0 million from the sale of our American VitalCare and Managed Alternative Care subsidiaries in March 2004.

Financing Activities

Net cash used in financing activities was $28.6 million for the six months ended June 30, 2004 as compared to $136.5 million for the same period in 2003. The resulting increase in cash flows of $107.9 million is primarily due to a decrease in repurchases of our common stock. During the six months ended June 30, 2004, we repurchased 1,007,900 shares of our common stock for $31.5 million under the stock repurchase program described below compared to 5,899,655 shares for $154.4 million during the same period in 2003. In addition, cash proceeds from exercise of stock options and employee stock purchases declined by $14.3 million.

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Common Stock under a stock repurchase program. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our Common Stock under our stock repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. We use net free cash available to the parent company to fund the share repurchases. During 2002, we received approximately $48 million in cash and recognized $18 million in tax benefits as a result of option exercises. During the year ended December 31, 2003, we received approximately $42 million in cash and recognized $15 million in tax benefits as a result of option exercises. During the six months ended June 30, 2004, we received approximately $7 million in cash and recognized $1 million in tax benefits as a result of option exercises. As a result of the $66 million (in 2002), $57 million (in 2003) and $8 million (in 2004) in realized benefits, our total authority under our stock repurchase program is estimated at $581 million based on the authorization we received from our Board of Directors to repurchase up to an aggregate of $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock. As of August 5, 2004, we had repurchased 18,663,055 shares at an average price of $27.06 per share pursuant to our stock repurchase program.

The following table presents by month additional information related to repurchases of our common stock during the three months ended June 30, 2004:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b) (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)

April 1, 2004 through April 30, 2004	—	$—	—	$97,900,000

May 1, 2004 through May 31, 2004	—	$—	—	$98,500,000

June 1, 2004 through June 30, 2004	127,800	$24.63	127,800	$97,000,000

Total	127,800	$24.63	127,800	$97,000,000

(a)	We did not repurchase any of our Common Stock outside our publicly announced repurchase program, which is described above.
(b)	Our repurchase program, as described above, was announced in April 2002, and the additional authority was announced in August 2003.

(c)	Under our stock repurchase program, a total of $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock may be repurchased. The remaining authority under repurchase program excludes future option exercises and tax benefits.
(d)	This program has no expiration date. We had no repurchase program that expired during the three months ended June 30, 2004. As of June 30, 2004, we did not terminate prior to expiration any repurchase program nor do we intend to cease making further repurchases under the current program.

Our senior notes payable consist of $400 million in aggregate principal amount of 8.375% senior notes due April 2011. The effective interest rate on the notes when all offering costs are taken into account and amortized over the term of the notes is 8.54% per annum. The interest rate payable on our senior notes is subject to adjustment from time to time if either Moody’s Investment Service or Standard & Poors (Rating Agencies) downgrades the rating ascribed to the senior notes below investment grade (as defined in the indenture governing the senior notes). In the event of a ratings downgrade, the notes will bear interest at an adjusted interest rate equal to 9.875% per annum (Interest Step-Up). If on any date following an Interest Step-Up, a new rating change by either or both of the Rating Agencies causes the ratings ascribed to the senior notes by both Rating Agencies to be above non-investment grade (as defined in the indenture governing the senior notes), the interest payable on the senior notes will be decreased to 8.375%. There is no limit on the number of times the interest rate payable on the senior notes can be adjusted up or down based on rating changes during the life of the senior notes.

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

On June 30, 2004, we entered into a new five-year revolving Credit Agreement. The Credit Agreement refinanced and replaced our previous $175 million 364-day credit facility (which matured June 22, 2004) and $525 million revolving five-year credit facility (which was scheduled to mature June 28, 2006). Under the Credit Agreement, we can obtain letters of credit in an aggregate amount of $200 million. We transferred to the Credit Agreement all existing letters of credit under our previous five-year credit facility. As of June 30, 2004, these letters of credit totaled $113.2 million in the aggregate. No amounts had been drawn on any of these letters of credit as of June 30, 2004. As a result of issuing these letters of credit, the maximum amount that can be drawn under our Credit Agreement is $586.8 million as of June 30, 2004. The borrowings under the Credit Agreement also may be used for general corporate purposes, including acquisitions, and to service our working capital needs. We must repay all borrowings, if any, under the Credit Agreement by June 30, 2009, unless the maturity date under the Credit Agreement is extended. Interest on any amount outstanding under the Credit Agreement is payable monthly at a rate per annum of (a) LIBOR plus a margin ranging from 50 to 112.5 basis points or (b) the higher of (1) the Bank of America prime rate and (2) the federal funds rate plus 0.5%, plus a margin of up to 12.5 basis points. We have also incurred and will continue to incur customary fees in connection with the Credit Agreement. As of June 30, 2004, no amounts were outstanding under our Credit Agreement. In addition, we did not have any borrowings under our previous 364-day facility or $525 million revolving five-year credit facility during the six months ended June 30, 2004. The maximum commitment level under the Credit Agreement was $700 million at June 30, 2004.

The Credit Agreement requires us to comply with certain covenants that impose restrictions on our operations, including, without limitation, the maintenance of a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum net worth and a limitation on dividends and distributions. If our long-term credit rating by Standard & Poors or Moody’s Investors Service is reduced to below investment grade, the Credit Agreement prohibits us from making dividends, distributions or redemptions in respect of our capital stock in excess of $75 million in any consecutive four-quarter period, subjects us to a different minimum coverage ratio standard and additional reporting requirements to the lenders and will increase the interest and fees applicable to any outstanding borrowings and any letters of credit issued under the Credit Agreement. As of June 30, 2004, we were in compliance with the covenants contained in the Credit Agreement.

Contractual Obligations

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2003 in our Annual Report on Form 10-K for the year ended December 31, 2003. Those contractual obligations include long-term debt, operating leases and other purchase obligations. We do not have significant changes to our contractual obligations previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2004, we had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2003, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, government contracts, goodwill and recoverability of long-lived assets and investments. We have not changed these policies from those previously disclosed in our Annual Report. Our critical accounting policy on estimating reserves for claims and other settlements and health care and other costs payable under government contracts and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of June 30, 2004 are discussed below.

Health Plan Services and Government Contracts

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

Completion Factor(a), (c) Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims	Government Contracts Increase (Decrease) in Reserves for Claims
2%	$ (46.6) million	$ (13.3) million
1%	$ (23.8) million	$ (6.8) million
(1)%	$ 24.7 million	$ 7.0 million
(2)%	$ 50.5 million	$ 14.2 million

Medical Cost Trend(b), (c) Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims	Government Contracts Increase (Decrease) in Reserves for Claims
2%	$ 21.7 million	$ 6.9 million
1%	$ 10.8 million	$ 3.4 million
(1)%	$(10.8) million	$ (3.4) million
(2)%	$(21.7) million	$ (6.9) million

(a)	Impact due to change in completion factor for the most recent three months. A completion factor indicates how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.
(c)	The completion factor and medical cost trend are not independent. A decrease/increase in the completion factor would imply an increase/decrease in medical cost trend and vice versa.

Other relevant factors include exceptional situations that might require judgmental adjustments in setting the reserves for claims, such as system conversions, processing interruptions, environmental changes or other factors. All of these factors are used in estimating reserves for claims and are important to our reserve methodology in trending the claims per member per month for purposes of estimating the reserves for the most recent months. In developing our best estimate of reserves for claims, we consistently apply the principles and methodology described above from year to year, while also giving due consideration to the potential variability of these factors. Because reserves for claims is based on various actuarially developed estimates, our actual health care services expense may be more or less than our previously developed estimates. Claim processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed, with any adjustments reflected in current operations.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. We generally manage our aggregate regulated subsidiary capital against 300% of Risk Based Capital (RBC) Company Action Levels, although RBC standards are not yet applicable to all of our regulated subsidiaries. Certain subsidiaries must maintain ratios of current assets to current liabilities pursuant to certain government contracts. Management believes that, as of June 30, 2004, all of the Company’s health plans and insurance subsidiaries met their respective regulatory requirements.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations. Our parent company contributed $15 million to one of its subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations during the three months ended June 30, 2004. Our parent company did not make any other contributions during the six months ended June 30, 2004 or thereafter through the date of the filing of this Form 10-Q.

Legislation has been or may be enacted in certain states in which the Company’s subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders.

As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay obligations of the parent company. The maximum amount of dividends which can be paid by the insurance company subsidiaries to the parent company without prior approval of the relevant state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus.

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

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2004. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $26.1 million as of June 30, 2004 and $11.9 million as of March 31, 2004. The increase in the computed VAR is primarily due to increase in interest rates.

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

The swap contracts have an aggregate principal notional amount of $400 million and effectively convert the 8.375% fixed interest rate on the Senior Notes to a variable rate equal to the six-month London Interbank Offered Rate plus 399.625 basis points. See Notes 2 and 5 to the condensed consolidated financial statements for additional information regarding the swap contracts.

The interest rate on borrowings under our revolving credit facility, of which there were none as of June 30, 2004, is subject to change because of the varying interest rates that apply to borrowings under the credit facility. For additional information regarding our credit facility, see “Liquidity and Capital Resources—Financing Activities” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.

The fair value of our fixed rate borrowing as of June 30, 2004 was approximately $471 million which was based on bid quotations from third-party data providers. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of June 30, 2004. These cash outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of June 30, 2004 prior to entering into the interest rate swap contracts.

	2004	2005	2006	2007	2008	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowing:
Principal	$—	$—	$—	$—	$—	$400.0	$400.0
Interest	33.5	33.5	33.5	33.5	33.5	83.8	251.3
Expected cash (inflow) outflow from interest rate swap agreements (a)	(5.5)	(2.6)	1.1	3.5	5.5	19.0	21.0

Cash outflow on fixed-rate borrowing	$28.0	$30.9	$34.6	$37.0	$39.0	$502.8	$672.3

(a)	Expected cash (inflow) outflow from interest rate swap agreements as of the most recent practicable date of July 29, 2004 is $(5.6) million, $(3.0) million, $0.8 million, $3.1 million, $5.0 million and $18.2 million for 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 9 to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

A description of the Company’s stock repurchase program and tabular disclosure of the information required under this Item 2 is contained under the caption “Financing Activities” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 13, 2004, we held our 2004 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, our stockholders voted upon proposals to (i) elect eleven directors to serve for a term of one year or until the 2005 Annual Meeting of Stockholders (“Proposal 1”), (ii) adopt an amended and restated Certificate of Incorporation that eliminates Health Net’s Class B Convertible Common Stock, $.001 par value per share, and refers to the single remaining class of Health Net common stock as “Common Stock” rather than “Class A Common Stock” (“Proposal 2”) and (iii) ratify the selection of Deloitte & Touche LLP as Health Net’s independent auditors (“Proposal 3”).

The following provides voting information for all matters voted upon at the Annual Meeting, and includes a separate tabulation with respect to each nominee for director:

Proposal 1

Election of Directors:	Votes For:	Votes Against:	Votes Withheld:	Broker Non Votes:
J. Thomas Bouchard	91,491,314	0	14,903,782	0
Theodore F. Craver, Jr.	104,552,164	0	1,842,931	0
Thomas T. Farley	90,313,190	0	16,091,906	0
Gale S. Fitzgerald	104,465,282	0	1,929,814	0
Patrick Foley	91,485,186	0	14,909,910	0
Jay M. Gellert	105,635,843	0	759,252	0
Roger F. Greaves	63,435,178	0	42,959,918	0
Richard W. Hanselman	91,485,891	0	14,909,204	0
Richard J. Stegemeier	104,463,182	0	1,931,914	0
Bruce G. Willison	104,470,403	0	1,924,693	0
Frederick C. Yeager	104,553,375	0	1,841,721	0

Since each of the nominees received a plurality of the votes cast, each of the nominees was elected as a director for an additional term at the Annual Meeting.

Proposal 2

With respect to the adoption of the Sixth Amended and Restated Certificate of Incorporation, 106,288,603 votes were cast for, 71,073 votes were cast against, and 35,419 votes were withheld (recorded as abstentions) with respect to such proposal. There were no broker non-votes for Proposal 2. Since a majority of the shares of the Company’s Class A Common Stock outstanding on March 19, 2004 voted in favor of this proposal, the adoption of the Company’s Sixth Amended and Restated Certificate of Incorporation was approved.

Proposal 3

With respect to the ratification of the selection of Deloitte & Touche LLP as our independent public accountants for the year ending December 31, 2004, 104,216,010 votes were cast for, 2,155,308 votes were cast against, and 23,778 votes were withheld (recorded as abstentions) with respect to such proposal. There were no broker non-votes for Proposal 3. Since this proposal received the affirmative vote of a majority of the votes cast on this proposal, the selection of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2004 was ratified.

Item 5. Other Information.

Recent and Other Developments

A description of recent and other developments in the Company and its subsidiaries is contained in Notes 4, 5, 8 and 9 to the condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this Quarterly Report on Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

3.1	Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 6 to the Company’s Form 8-A/A filed with the Commission on July 26, 2004)

10.1	Five-Year Credit Agreement dated as of June 30, 2004 among Health Net, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent and the other lenders party thereto, a copy of which is filed herewith.

11.1	Statement relative to computation of per share earnings of the Company (included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

(b) Reports on Form 8-K

Current Report on Form 8-K filed by the Company on July 8, 2004 disclosing under Item 5 thereof the Company’s new five-year credit agreement. Current Report on Form 8-K filed by the Company on July 27, 2004 disclosing under Item 5 thereof the Company’s Fourth Amendment to Rights Agreement. Current report on Form 8-K filed by the Company on August 4, 2004 furnishing under Item 12 thereof the Company’s August 3, 2004 press release reporting second quarter 2004 earnings and a transcript of the Company’s August 3, 2004 conference call relating thereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: August 9, 2004	By:	/s/ JAY M. GELLERT
Jay M. Gellert President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2004	By:	/s/ MARVIN P. RICH
Marvin P. Rich Executive Vice President, Finance and Operations (Principal Accounting and Financial Officer)

EXHIBIT INDEX

3.1	Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 6 to the Company’s Form 8-A/A filed with the Commission on July 26, 2004)

10.1	Five-Year Credit Agreement dated as of June 30, 2004 among Health Net, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent and the other lenders party thereto, a copy of which is filed herewith

11.1	Statement relative to computation of per share earnings of the Company (included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.