Form 10-Q
period 2004-09-30
HEALTH NET INC
filed 2004-11-08
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

or

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

The number of shares outstanding of the registrant’s Common Stock as of November 3, 2004 was 111,031,260 (excluding 23,173,029 shares held as treasury stock).

HEALTH NET, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$622,903	$860,871
Investments—available for sale	1,082,969	1,082,789
Premiums receivable, net	118,201	144,968
Amounts receivable under government contracts	136,335	90,928
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	114,618	—
Reinsurance and other receivables	102,494	105,074
Deferred taxes	41,162	43,008
Other assets	99,578	84,842

Total current assets	2,318,260	2,412,480
Property and equipment, net	185,291	190,900
Goodwill, net	723,595	729,506
Other intangible assets, net	22,716	19,918
Deferred taxes	18,327	44,769
Other noncurrent assets	249,912	151,703

Total Assets	$3,518,101	$3,549,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$990,240	$1,024,550
Health care and other costs payable under government contracts	201,494	256,009
IBNR health care costs payable under TRICARE North contract	114,618	—
Unearned premiums	78,832	178,115
Accounts payable and other liabilities	296,782	315,031

Total current liabilities	1,681,966	1,773,705
Senior notes	401,750	398,963
Other noncurrent liabilities	81,657	82,383

Total Liabilities	2,165,373	2,255,051

Commitments and contingencies
Stockholders’ Equity:
Common stock and additional paid-in capital	805,426	789,392
Restricted common stock	6,483	5,885
Unearned compensation	(3,999)	(3,995)
Treasury common stock, at cost	(632,926)	(549,102)
Retained earnings	1,180,009	1,051,776
Accumulated other comprehensive (loss) income	(2,265)	269

Total Stockholders’ Equity	1,352,728	1,294,225

Total Liabilities and Stockholders’ Equity	$3,518,101	$3,549,276

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
REVENUES
Health plan services premiums	$2,393,160	$2,300,807
Government contracts	525,783	482,276
Net investment income	14,750	17,777
Other income	1,540	15,863

Total revenues	2,935,233	2,816,723

EXPENSES
Health plan services	2,022,870	1,890,408
Government contracts	501,628	464,295
General and administrative	207,187	236,723
Selling	60,410	62,562
Depreciation	10,487	13,561
Amortization	789	669
Interest	8,044	9,763
Severance and related benefits	5,172	—
Loss on sale of business	400	—

Total expenses	2,816,987	2,677,981

Income from continuing operations before income taxes	118,246	138,742
Income tax provision	46,391	51,930

Income from continuing operations	71,855	86,812
Discontinued operations:
Loss on settlement from disposition, net of tax	—	(89,050)

Net income (loss)	$71,855	$(2,238)

Basic earnings (loss) per share:
Income from continuing operations	$0.64	$0.75
Loss on settlement from disposition of discontinued operations, net of tax	—	(0.77)

Net	$0.64	$(0.02)

Diluted earnings (loss) per share:
Income from continuing operations	$0.64	$0.74
Loss on settlement from disposition of discontinued operations, net of tax	—	(0.76)

Net	$0.64	$(0.02)

Weighted average shares outstanding:
Basic	111,440	115,122
Diluted	112,397	117,827

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
REVENUES
Health plan services premiums	$7,196,458	$6,798,002
Government contracts	1,534,048	1,401,559
Net investment income	43,769	45,120
Other income	4,525	40,389

Total revenues	8,778,800	8,285,070

EXPENSES
Health plan services	6,192,234	5,640,564
Government contracts	1,461,460	1,341,361
General and administrative	652,916	680,717
Selling	183,980	174,498
Depreciation	30,894	43,025
Amortization	2,001	2,007
Interest	23,786	29,294
Severance and related benefits	22,574	—
Net gain on sale of businesses	(1,475)	—

Total expenses	8,568,370	7,911,466

Income from continuing operations before income taxes	210,430	373,604
Income tax provision	82,197	139,873

Income from continuing operations	128,233	233,731
Discontinued operations:
Loss on settlement from disposition, net of tax	—	(89,050)

Net income	$128,233	$144,681

Basic earnings per share:
Income from continuing operations	$1.14	$2.00
Loss on settlement from disposition of discontinued operations, net of tax	—	(0.76)

Net	$1.14	$1.24

Diluted earnings per share:
Income from continuing operations	$1.13	$1.96
Loss on settlement from disposition of discontinued operations, net of tax	—	(0.75)

Net	$1.13	$1.21

Weighted average shares outstanding:
Basic	112,199	116,833
Diluted	113,348	119,036

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$128,233	$144,681
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	32,895	45,032
Net gain on sale of businesses	(1,475)	—
Loss on settlement from disposition of discontinued operations	—	89,050
Other changes	1,166	4,868
Changes in assets and liabilities, net of effects of dispositions:
Premiums receivable and unearned premiums	(79,016)	(67,606)
Other assets	10,373	7,971
Amounts receivable/payable under government contracts	(99,922)	(20,007)
Reserves for claims and other settlements	(36,045)	(34,417)
Accounts payable and other liabilities	(13,718)	30,214

Net cash (used in) provided by operating activities	(57,509)	199,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	269,773	262,733
Maturities of investments	227,079	450,301
Purchases of investments	(493,509)	(717,354)
Purchases of property and equipment	(25,076)	(42,480)
Cash received in sale of businesses, net of cash disposed	10,626	—
Purchases of restricted investments and other	(94,524)	(26,193)

Net cash used in investing activities	(105,631)	(72,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	13,878	29,532
Borrowings under term loan promissory note	—	5,680
Repurchases of common stock	(88,706)	(261,557)
Repayment of debt and other noncurrent liabilities	—	(5,864)

Net cash used in financing activities	(74,828)	(232,209)

Net decrease in cash and cash equivalents	(237,968)	(105,416)
Cash and cash equivalents, beginning of year	860,871	832,793

Cash and cash equivalents, end of period	$622,903	$727,377

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock	$1,683	$4,661
Securities reinvested from restricted available for sale investments to restricted cash	29,321	58,940
Securities reinvested from restricted cash to restricted available for sale investments	35,077	51,545

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Health Net, Inc. (referred to hereafter as the Company, Health Net, we, us or our) prepared the accompanying unaudited condensed consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted if they substantially duplicate the disclosures contained in our annual audited financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with our 2003 consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Our comprehensive income (loss) is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$71,855	$(2,238)	$128,233	$144,681
Other comprehensive income (loss), net of tax:
Net change in unrealized appreciation on investments available for sale	10,237	(4,795)	(2,534)	(6,442)

Comprehensive income (loss)	$82,092	$(7,033)	$125,699	$138,239

Earnings Per Share

Basic earnings (loss) per share excludes dilution and reflects net income (loss) divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings (loss) per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (stock options and restricted stock) outstanding during the periods presented. Common stock equivalents arising from dilutive stock options are computed using the treasury stock method. There were 957,000 and 1,149,000 shares of dilutive common stock equivalents for the three and nine months ended September 30, 2004, respectively, and 2,704,000 and 2,204,000 shares of dilutive common stock equivalents for the three and nine months ended September 30, 2003, respectively. Included in the dilutive common stock equivalents for the three and nine months ended September 30, 2004 are 122,000 and 110,000 shares of dilutive restricted common stock, respectively, and 66,000 and 46,000 shares of dilutive restricted common stock for the three and nine months ended September 30, 2003, respectively.

Options to purchase an aggregate of 9,148,000 and 8,630,000 shares of common stock during the three and nine months ended September 30, 2004, respectively, and 96,000 and 1,396,000 shares of common stock during the three and nine months ended September 30, 2003, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock for each respective period. These options expire through September 2014.

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock. As a result of the ratings downgrade issued by Moody’s Investor Service (Moody’s) in September 2004 with respect to our senior unsecured debt rating, we have announced that we have no present intention to continue repurchasing shares of common stock under our stock repurchase program through the end of 2004 (see Notes 7 and 9). As of September 13, 2004, we had repurchased an aggregate of 19,978,655 shares of our common stock under this repurchase program (see Note 7) and have not repurchased any further shares of common stock since that date.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), we have elected to continue accounting for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25). Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our common stock over the exercise price of the option. We apply APB Opinion No. 25 and related Interpretations in accounting for our option plans. Had compensation cost for our plans been determined based on the fair value at the grant dates of options and employee purchase rights consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$71,855	$(2,238)	$128,233	$144,681
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	177	482	801	998
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(3,443)	(4,204)	(10,471)	(12,406)

Net income (loss), pro forma	$68,589	$(5,960)	$118,563	$133,273

Basic earnings (loss) per share:
As reported	$0.64	$(0.02)	$1.14	$1.24
Pro forma	$0.62	$(0.05)	$1.06	$1.14
Diluted earnings (loss) per share:
As reported	$0.64	$(0.02)	$1.13	$1.21
Pro forma	$0.61	$(0.05)	$1.05	$1.12

The weighted average fair value for options granted during the three and nine months ended September 30, 2004 was $6.48 and $6.84, respectively. The weighted average fair value for options granted during the three and nine months ended September 30, 2003 was $8.60 and $8.02, respectively. The fair values were estimated using the Black-Scholes option-pricing model.

The weighted average assumptions used in the fair value calculation for the following periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	2.48%	2.57%	2.58%	2.64%
Expected option lives (in years)	3.6	3.6	3.6	3.9
Expected volatility for options	29.3%	31.1%	28.5%	37.7%
Expected dividend yield	None	None	None	None

As fair value criteria were not applied to option grants and employee purchase rights prior to 1995, and additional awards in future years are anticipated, the effects on net income and earnings per share in this pro forma disclosure may not be indicative of future amounts.

Restricted Stock

During the nine months ended September 30, 2004 and 2003, we entered into restricted stock agreements with certain employees and awarded 66,000 and 190,000 shares, respectively, of nonvested common stock under those agreements. The shares issued pursuant to the agreements are subject to restrictions on transfers, voting rights and certain other conditions. Upon issuance of the restricted shares pursuant to the agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation. This unearned compensation will be amortized over the respective restricted periods. Compensation expense recorded for these restricted shares was $288,000 and $771,000 during the three months ended September 30, 2004 and 2003, respectively, and $1,304,000 and $1,594,000 during the nine months ended September 30, 2004 and 2003, respectively.

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

We identified the following six reporting units within our businesses: Health Plans, Government Contracts, Behavioral Health, Dental & Vision, Subacute and Employer Services Group. In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units at January 1, 2002. We also re-assessed the useful lives of our other intangible assets and determined that they properly reflect the estimated useful lives of these assets. We perform our annual impairment test as of June 30 in each year. During the three months ended December 31, 2003, we sold our dental, vision and employer services group subsidiaries. During the three months ended March 31, 2004, we sold our subacute subsidiaries (see Note 6). As a result of our 2003 and 2004 divestitures, Health Plans is our only reporting unit with goodwill as of September 30, 2004. All goodwill balances related to the reporting units sold in 2003 and as of September 30, 2004 were recovered and written off as part of the sale transactions.

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

The changes in the carrying amount of goodwill by reporting unit are as follows (amounts in millions):

	Health Plans	Behavioral Health	Dental/ Vision	Subacute	Employer Services Group	Total
Balance at January 1, 2002	$716.7	$3.5	$0.7	$5.9	$37.6	$764.4
Impairment losses	—	(3.5)	—	—	(5.4)	(8.9)
Reclassification from other intangible assets (a)	6.9	—	—	—	—	6.9
Goodwill written off related to sale of business unit	—	—	—	—	(0.3)	(0.3)

Balance at December 31, 2002	$723.6	$—	$0.7	$5.9	$31.9	$762.1
Goodwill written off related to sale of business unit	—	—	(0.7)	—	(31.9)	(32.6)

Balance at December 31, 2003	$723.6	$—	$—	$5.9	$—	$729.5
Goodwill written off related to sale of business unit	—	—	—	(5.9)	—	(5.9)

Balance at September 30, 2004	$723.6	$—	$—	$—	$—	$723.6

(a)	As part of adopting SFAS No. 142, “Goodwill and Other Intangible Assets,” we transferred $6.9 million of other intangible assets to goodwill since they did not meet the new criteria for recognition apart from goodwill. These other intangible assets were acquired through our previous purchase transactions.

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
As of September 30, 2004:
Provider networks	$40.5	$(19.1)	$21.4	4-40
Employer groups	92.9	(91.6)	1.3	11-23

	$133.4	$(110.7)	$22.7

As of December 31, 2003:
Provider networks	$35.7	$(17.6)	$18.1	14-40
Employer groups	92.9	(91.1)	1.8	11-23

	$128.6	$(108.7)	$19.9

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 is as follows (amounts in millions):

2004	$2.9
2005	3.4
2006	3.0
2007	2.6
2008	2.6

Restricted Cash and Investments

We and our consolidated subsidiaries are required to set aside certain funds for restricted purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of September 30, 2004 and December 31, 2003, the restricted cash and cash equivalents balances totaled $58.0 million and $62.4 million, respectively, and are included in other noncurrent assets. Long-term debt investments held by trustees or agencies pursuant to state regulatory requirements totaled $0.6 million and $0.8 million as of September 30, 2004 and December 31, 2003, respectively, and are included in other noncurrent assets. Short-term investments held by trustees or agencies pursuant to state regulatory requirements were $89.5 million and $72.7 million as of September 30, 2004 and December 31, 2003, respectively, and are included in investments available for sale. In addition, in connection with the expiration of our old TRICARE contracts, we have set aside $88.0 million in cash as of September 30, 2004 as required under those TRICARE contracts to pay the run-out claims. These amounts are included in other noncurrent assets on the accompanying condensed consolidated balance sheets.

Interest Rate Swap Contracts

On February 20, 2004, we entered into four interest rate swap contracts (Swap Contracts) to hedge interest rate risk on our 8.375% senior notes due 2001, of which $400 million in aggregate principal amount is outstanding (Senior Notes). The Swap Contracts are reflected at fair value in our consolidated balance sheet and the related Senior Notes are reflected at an amount equal to the sum of their carrying value plus or minus an adjustment representing the change in fair value of the Senior Notes attributable to the interest risk being hedged. The changes in the fair value of the Swap Contracts offset the changes in the adjusted carrying value of our Senior Notes being hedged. The net effect on our operating results is that the interest expense on our Senior Notes is recorded based on variable interest rates. See Note 9 for additional information on our Swap Contracts.

Recently Issued Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the remaining issues for Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and as a result reached a final consensus on an other-than-temporary impairment model for debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting (i.e., cost method investments). The EITF also reached a consensus that the three-step model used to determine other-than-temporary impairments must be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,’ delaying the effective date for the recognition and measurement guidance of EITF 03-1 on impairment loss that is other than temporary (i.e., steps two and three of the three-step impairment model), as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The final FSP providing implementation guidance is expected to be issued in early December 2004. The disclosure requirements of the consensus remain in effect. Quantitative and qualitative disclosure requirements for investments accounted for under SFAS No. 115 were effective for the first annual reporting period ending after December 15, 2003. We disclosed such quantitative and qualitative information in the notes to our consolidated financial statements as of December 31, 2003. All new disclosure requirements related to cost method investments are effective for the annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 addresses the issuer’s accounting for certain freestanding financial instruments. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. As of September 30, 2004, the adoption of SFAS No. 150 had no impact on our consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated as follows, and for hedging relationships designated after June 30, 2003. The guidance is applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist will be applied to existing contracts as well as new contracts entered into after June 30, 2003. As of September 30, 2004, the adoption of SFAS No. 149 has had no impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” and subsequently revised the interpretation in December 2003 (FIN 46R). FIN 46R requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The maximum exposure of any investment that may be determined to be a variable interest entity is limited to the amount invested. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending after March 31, 2004. As of September 30, 2004, the adoption of FIN 46R has had no impact on our consolidated financial position or results of operations.

3. TRICARE CONTRACTS

In August 2003, we were awarded a new five-year contract for the TRICARE North Region that supports approximately 2.8 million Military Health System (MHS) eligible beneficiaries, including providing health care and administrative services for 1.7 million TRICARE eligibles and providing only administrative services for 1.1 million other MHS-eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries). This contract covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers a small portion of Tennessee, Missouri and Iowa. Health care delivery began on the new North Region contract on July 1, 2004 for the area that was previously TRICARE Regions 2 and 5 (now referred to as the Mid-Atlantic and Heartland sub-regions) and September 1, 2004 for the area that was previously TRICARE Region 1 (now referred to as the National Capital and Northeast sub-regions ).

The new TRICARE North Region contract is made up of two major revenue components, health care and administrative services. Health care services revenue includes health care costs, including paid claims and estimated incurred but not reported (IBNR) expenses, for care provided for which we are at risk and underwriting fees earned for providing the health care and assuming underwriting risk in the delivery of care. Administrative services revenue encompasses all other services provided to both the government customer and to beneficiaries, including services such as medical management, claims processing, enrollment, customer services and other services unique to the managed care support contracts with the government.

Health care costs and associated revenues are recognized as the costs are incurred and the revenue is earned. Revenue related to administrative services is recognized as it is earned. Amounts receivable and payable under the government contracts related to estimated health care IBNR expenses are reported separately on the accompanying condensed consolidated balance sheet as of September 30, 2004. These amounts are the same since all of the estimated health care IBNR expenses incurred are offset by the same amount of revenues earned.

4. SEGMENT INFORMATION

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

Our segment information is as follows (amounts in millions):

	Health Plan Services	Government Contracts	Total
Three Months Ended September 30, 2004
Revenues from external sources	$2,393.1	$525.8	$2,918.9
Intersegment revenues	9.5	—	9.5
Segment profit	96.4	22.2	118.6

Three Months Ended September 30, 2003
Revenues from external sources	$2,300.8	$482.3	$2,783.1
Intersegment revenues	10.7	—	10.7
Segment profit	131.4	18.2	149.6

Nine Months Ended September 30, 2004
Revenues from external sources	$7,196.5	$1,534.0	$8,730.5
Intersegment revenues	29.4	—	29.4
Segment profit	155.5	68.0	223.5

Nine Months Ended September 30, 2003
Revenues from external sources	$6,798.0	$1,401.6	$8,199.6
Intersegment revenues	31.8	—	31.8
Segment profit	341.0	60.4	401.4

A reconciliation of the total reportable segments’ measures of profit to our consolidated income from continuing operations before income taxes is as follows (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total reportable segment profit	$118.6	$149.6	$223.5	$401.4
Income (loss) from corporate and other entities	5.2	(10.9)	8.0	(27.8)
Severance and related benefits	(5.2)	—	(22.6)	—
(Loss) gain on sale of businesses	(0.4)	—	1.5	—

Income from continuing operations before income taxes	$118.2	$138.7	$210.4	$373.6

Income (loss) from other corporate entities, which are not part of our Health Plan Services and Government Contracts reportable segments, are excluded from our measurement of segment performance. Other corporate entities include our facilities, warehouse, reinsurance and surgery center subsidiaries and our employer services group division (which was sold in October 2003). Severance and related benefits related to an involuntary workforce reduction (see Note 5) and (loss) gain on sale of businesses are excluded from our measurement of segment performance since they are not part of our core operations and are not managed within either of our reportable segments.

5. SEVERANCE AND RELATED BENEFIT COSTS

On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative costs, we would commence an involuntary workforce reduction of approximately 500 positions, which includes reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast (the May 2004 Plan). During the three and nine months ended September 30, 2004, we recorded pretax severance and benefit related costs of $5.2 million and $22.6 million, respectively, in connection with the May 2004 Plan. As of September 30, 2004, 426 positions had been eliminated and $12.7 million of the severance and benefit related costs had been paid out. We currently anticipate that we will record additional severance and benefit related costs of $2.9 million during the three months ending December 31, 2004. We expect that an additional $12.7 million and $0.1 million will be paid out during the three months ending December 31, 2004 and March 31, 2005, respectively. We plan to use cash flows from operations to fund these payments. Elimination of the remaining identified 74 positions covered by the involuntary workforce reduction is anticipated to be substantially completed during the three months ending December 31, 2004.

Severance and benefit related costs expected to be incurred in connection with the May 2004 Plan as of September 30, 2004 are as follows (amounts in millions):

	Health Plan Services	Government Contracts	Total Reportable Segments	Corporate and Other	Total
Total amount expected to be incurred	$13.3	$0.2	$13.5	$12.0	$25.5

Amount incurred during the three months ended June 30, 2004	$8.4	$0.1	$8.5	$8.9	$17.4
Amount incurred during the three months ended September 30, 2004	2.8	0.1	2.9	2.3	5.2

Cumulative amount incurred as of September 30, 2004	$11.2	$0.2	$11.4	$11.2	$22.6

A reconciliation of our liability balances for severance and benefit related costs incurred in connection with the May 2004 Plan is as follows (amounts in millions):

	Health Plan Services	Government Contracts	Total Reportable Segments	Corporate and Other	Total
Balance as of March 31, 2004	$—	$—	$—	$—	$—
Amount incurred during the three months ended June 30, 2004	8.4	0.1	8.5	8.9	17.4
Cash payments made during the three months ended June 30, 2004	(1.0)	—	(1.0)	(2.4)	(3.4)

Balance as of June 30, 2004	$7.4	$0.1	$7.5	$6.5	$14.0
Amount incurred during the three months ended September 30, 2004	2.8	0.1	2.9	2.3	5.2
Cash payments made during the three months ended September 30, 2004	(4.2)	—	(4.2)	(5.1)	(9.3)

Balance as of September 30, 2004	$6.0	$0.2	$6.2	$3.7	$9.9

6. TRANSACTIONS AND DIVESTITURES

Florida Health Plan

Effective August 1, 2001, we sold our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc. (the Florida Plan), to Florida Health Plan Holdings II, L.L.C. In connection with the sale, we received $23 million in cash and approximately $26 million in a secured six-year note bearing 8% interest per annum for which we recorded a full reserve. We also sold the corporate facility building used by our Florida health plan to

DGE Properties, LLC for $15 million, payable by a secured five-year note bearing 8% interest per annum. We estimated and recorded a $72.4 million pretax loss on the sales of our Florida Plan and the related corporate facility building during the three months ended June 30, 2001.

Under the Stock Purchase Agreement that evidenced the sale (as amended, the SPA), we, through our subsidiary FH Assurance Company (FH Assurance), entered into a reinsurance agreement (the Reinsurance Agreement) with the Florida Plan. Under the terms of the Reinsurance Agreement, FH Assurance must reimburse the Florida Plan for certain medical and hospital expenses arising after the sale of the Florida Plan. As of September 30, 2004, we had paid the maximum amount of $28 million under the Reinsurance Agreement.

Effective September 30, 2004, we entered into agreements (Settlement Agreements) to settle the true-up adjustments under the SPA and the Reinsurance Agreement and to recover certain legal fees and legal settlements that we had paid on behalf of the Florida Plan. In connection with the Settlement Agreements, we received $5.5 million in cash on September 30, 2004. In allocating these settlement proceeds, we recorded $5.9 million in legal fees and settlements as contra-G&A expenses in our condensed consolidated statements of operations for the three and nine months ended September 30, 2004. We had previously recorded such legal fees and settlements as G&A expenses. We also recorded $0.4 million in additional pretax loss on sale of the Florida Plan related to the other true-up adjustments in our condensed consolidated statements of operations for the three and nine months ended September 30, 2004. As part of the Settlement Agreements, all of our indemnification obligations under the SPA were terminated and the Florida Plan agreed to indemnify us against any current or future litigation relating to our prior ownership of the Florida Plan. In addition, effective September 30, 2004, we entered into agreements to amend the two existing notes that we received from the sale of the Florida Plan and the related corporate facility building. The amendments had no significant impact on our financial position or results of operations.

American VitalCare and Managed Alternative Care Subsidiaries

On March 1, 2004, we completed the sale of two subsidiaries, American VitalCare, Inc. and Managed Alternative Care, Inc., to a subsidiary of Rehabcare Group, Inc. We received a payment of approximately $11 million, subject to certain post-closing adjustments, and a $3 million subordinated promissory note for which we recorded a full reserve. We retained an interest in certain accounts receivable of the subsidiaries. As of September 30, 2004, we have fully reserved for these receivables. In addition, we are contingently liable for the accounts receivable balances of $3.0 million, net of an allowance for uncollectible accounts of $0.7 million, purchased by Rehabcare Group, Inc. and not collected within six months after the sale. During the three months ended September 30, 2004, we were advised by Rehabcare Group, Inc. that it had not collected approximately $0.6 million of the accounts receivable. In connection with these receivables, we recorded an allowance for uncollectible accounts of $0.6 million as a G&A expense in our condensed consolidated statements of operations for the three and nine months ended September 30, 2004. These subsidiaries were reported as part of our Government Contracts reportable segment. We recorded a pretax gain of $1.9 million related to the sale of these subsidiaries during the three months ended March 31, 2004.

These subsidiaries had no revenues and $3.5 million of total revenues for the three months ended September 30, 2004 and 2003, respectively, and $2.3 million and $10.7 million of total revenues for the nine months ended September 30, 2004 and 2003, respectively. These subsidiaries had $0 and $0.6 million of income before income taxes for the three months ended September 30, 2004 and 2003, respectively, and $0.2 million and $2.3 million of income before income taxes for the nine months ended September 30, 2004 and 2003, respectively. As of the date of sale, these subsidiaries had a combined total of approximately $2.3 million in net equity which we fully recovered through the sales proceeds.

The divestitures of our American VitalCare and Managed Alternative Care subsidiaries during the three months ended March 31, 2004 are not presented as discontinued operations since they are collectively not material to the accompanying condensed consolidated financial statements as of December 31, 2003 and September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003.

Hospital Subsidiaries

In 1999, we sold our two hospital subsidiaries to Health Plus, Inc. As part of the sale, we received cash and a note for $12 million due on August 31, 2003 including any unpaid interest. Prior to August 31, 2003, we had established an $8.2 million allowance on the note. On August 31, 2003, Health Plus defaulted on the note. As a result, we increased the allowance on the note by $3.4 million and recorded it in G&A expenses in our condensed consolidated statements of operations for the three months ended September 30, 2003. The note was fully reserved as of September 30, 2003. On June 16, 2004, we and Health Plus restructured and settled all outstanding issues relating to the note default for $4 million in cash. We have recorded the $4 million settlement as a reduction in G&A expense in our condensed consolidated statements of operations for the three months ended June 30, 2004.

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

Our Pennsylvania health plan had no revenues and $14.5 million of total revenues for the three months ended September 30, 2004 and 2003, respectively, and $0.7 million and $54.1 million of total revenues for the nine months ended September 30, 2004 and 2003, respectively. Our Pennsylvania health plan had $1.1 million and $1.6 million of loss before income taxes for the three months ended September 30, 2004 and 2003, respectively, and $0.1 million and $5.5 million of loss before income taxes for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, our Pennsylvania health plan had net equity of $10.5 million. The net equity is comprised of cash, cash equivalents and investments available for sale and is required by the Pennsylvania Department of Insurance to meet minimum capital requirements until all claims have been paid or discharged.

7. STOCK REPURCHASE PROGRAM

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under our stock repurchase program. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under our stock repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of September 30, 2004, we had repurchased an aggregate of 19,978,655 shares of our common stock under our stock repurchase program for aggregate consideration of approximately $536.6 million before taking into account exercise proceeds and tax benefits from the exercise of employee stock options. We repurchased 3,179,400 shares of common stock during the nine months ended September 30, 2004 for $83.7 million. As a result of the ratings action taken by Moody’s in September 2004 with respect to our senior unsecured debt rating (see Note 9), we have announced that we have no present intention to continue repurchasing shares of common stock under our stock repurchase program through the end of 2004. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future ratings action taken by Moody’s or Standard & Poor’s Ratings Service (S&P). On November 2, 2004, S&P announced that it had downgraded our senior unsecured debt rating (see Note 9).

During the nine months ended September 30, 2004, we received approximately $12 million in cash and recognized $2 million in tax benefits as a result of option exercises. During 2003 and 2002, we received approximately $42 million and $48 million in cash, respectively, and recognized $15 million and $18 million in tax benefits, respectively, as a result of option exercises. As a result of the $14 million (in the nine months ended September 30, 2004), $57 million (in 2003) and $66 million (in 2002) in realized and estimated benefits, our total authority under our stock repurchase program is estimated at $587 million based on the authorization we received from our Board of Directors to repurchase an aggregate of up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock. The remaining authorization under our stock repurchase program as of September 30, 2004 was $51 million.

8. HEALTH CARE SERVICES AND GOVERNMENT CONTRACT EXPENSES

Health care services and government contract expenses include changes in reserves for claims and other settlements and health care and other costs payable under government contracts. These reserves include amounts for claims which consist of IBNR claims, received but unprocessed claims, claims in course of settlement and other liabilities. We estimate the amount of our reserves for claims primarily by using standard actuarial developmental methodologies. An extensive degree of actuarial judgment is used in this estimation process, considerable variability is inherent in such estimates, and the estimates are highly sensitive to changes in medical claims submission and payment patterns and medical cost trends.

Our health care costs for the three months ended September 30, 2004 include approximately $1.0 million of lower than previously estimated IBNR health care costs for 2003 and prior periods. For the nine months ended September 30, 2004, our health care costs include approximately $39.8 million of higher than previously estimated IBNR health care costs for 2003 and prior periods. In addition, our health care costs for the three months ended September 30, 2004 include approximately $7.3 million for higher than previously estimated IBNR health care costs for the six months ended June 30, 2004. These prior period health care costs resulted primarily from a large number of hospital claims that were paid during the nine months ended September 30, 2004 for dates of service that occurred in 2003 and prior.

9. FINANCING ARRANGEMENTS

Senior Notes

We have $400 million in aggregate principal amount of Senior Notes outstanding. The interest rate payable on our Senior Notes is subject to adjustment from time to time if either Moody’s or S&P downgrades the rating ascribed to the Senior Notes below investment grade (as defined in the indenture governing the Senior Notes). On September 8, 2004, Moody’s announced that it had downgraded our senior unsecured debt rating from Baa3 to Ba1. As a result of the Moody’s downgrade, effective September 8, 2004, the interest rate on the Senior Notes increased from the original rate of 8.375% per annum to an adjusted rate of 9.875% per annum, resulting in an increase in our interest expense of approximately $6 million on an annual basis. On November 2, 2004, S&P announced that it had downgraded our senior unsecured debt rating from BBB- to BB+. The adjusted interest rate of 9.875% per annum will remain in effect for so long as the Moody’s rating on our senior unsecured debt remains below Baa3 (or the equivalent) or the S&P rating on our senior unsecured debt remains below BBB- (or the equivalent). During any period in which the Moody’s rating on our senior unsecured debt is Baa3 (or the equivalent) or higher and the S&P rating on our senior unsecured debt is BBB- (or the equivalent) or higher, the interest rate payable on the Senior Notes will be equal to the original rate of 8.375% per annum. For additional information on our Senior Notes and the Moody’s and S&P downgrades, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Interest Rate Swap Contracts

On February 20, 2004, we entered into four Swap Contracts as a part of our hedging strategy to manage certain exposures related to changes in interest rates on the fair value of our outstanding Senior Notes. Under these Swap Contracts, we pay an amount equal to a specified variable rate of interest times a notional principal amount and receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. In order to minimize counterparty credit risk, we entered into the Swap Contracts with four major financial institutions.

The Swap Contracts have an aggregate notional principal amount of $400 million and effectively convert the fixed rate on the Senior Notes to a variable rate of six-month London Interbank Offered Rate (LIBOR) plus 399.625 basis points. As of September 30, 2004, the Swap Contracts converted the fixed rate on the Senior Notes to 6.19%. Due to the increase of the interest rate on the Senior Notes, the expected effective variable rate on the Senior Notes was 7.69% as of September 30, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding the Senior Notes. As of September 30, 2004, the Swap Contracts were reflected at positive fair value of $2.7 million in our condensed consolidated balance sheet and the related Senior Notes were reflected at an amount equal to the sum of their carrying value plus or minus an adjustment representing the change in fair value of the Senior Notes attributable to the interest risk being hedged. The changes in the fair value of the Swap Contracts of $17.5 million from June 30, 2004 offset the changes in the adjusted carrying value of our Senior Notes being hedged. The downgrades by Moody’s and S&P of our senior unsecured debt rating had no impact on our accounting for the Swap Contracts during the three months ended September 30, 2004.

Senior Credit Facility

On June 30, 2004, we entered into a new five-year revolving Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and the other lenders party thereto (Credit Agreement). This Credit Agreement refinanced and replaced our previous $175 million 364-day credit facility (which matured June 22, 2004) and $525 million revolving five-year credit facility (which was scheduled to mature June 28, 2006). Maximum availability under the Credit Agreement continues to be $700 million.

Under the Credit Agreement, we can obtain letters of credit in an aggregate amount of $200 million. No amounts were outstanding under the Credit Agreement as of September 30, 2004. See “—Letters of Credit” below for information on our letters of credit. We are also able to obtain swingline loans in an aggregate amount of $50 million, but any such swingline loans must be repaid within no more than seven days. Swingline loans are requested and funded on the same business day and the minimum borrowing on a swingline loan is $1 million with $0.5 million increments thereafter. The borrowings under the Credit Agreement also may be used for general corporate purposes, including acquisitions, and to service our working capital needs. We must repay all borrowings, if any, under the Credit Agreement by June 30, 2009, unless the maturity date under the Credit Agreement is extended. Interest on any amount outstanding under the Credit Agreement is payable monthly at a rate per annum of (a) LIBOR plus a margin ranging from 50 to 112.5 basis points or (b) the higher of (1) the Bank of America prime rate and (2) the federal funds rate plus 0.5%, plus a margin of up to 12.5 basis points. We have also incurred and will continue to incur customary fees in connection with the Credit Agreement.

The Credit Agreement requires us to comply with certain covenants that impose restrictions on our operations, including the maintenance of a maximum leverage ratio, a minimum consolidated fixed charge coverage ratio and minimum net worth and a limitation on dividends and distributions. On September 8, 2004, Moody’s downgraded our senior unsecured debt rating from Baa3 to Ba1 and on November 2, 2004, S&P downgraded our senior unsecured debt rating from BBB- to BB+. Because the Moody’s rating on our senior unsecured debt is below Baa3 and the S&P rating is below BBB-, we are currently prohibited under the terms of the Credit Agreement from making dividends, distributions or redemptions in respect of our capital stock in excess of $75 million in any consecutive four-quarter period, are subject to a minimum borrower cash flow fixed charge coverage ratio rather than the consolidated fixed charge coverage ratio, are subject to additional reporting requirements to the lenders, and are subject to increased interest and fees applicable to any outstanding borrowings and any letters of credit secured under the Credit Agreement. The minimum borrower cash flow fixed charge coverage ratio calculates the fixed charge on a parent company only basis. In the event either Moody’s or S&P upgrades our senior unsecured debt rating to at least Baa3 or BBB-, respectively, our coverage ratio will revert back to the consolidated fixed charge coverage ratio.

Letters of Credit

Under the Credit Agreement, we can obtain letters of credit in an aggregate amount of $200 million. We have secured letters of credit to guarantee workers’ compensation claim payments to certain external third-party insurance companies in the event that we do not pay our portion of the workers’ compensation claims. As of September 30, 2004, these letters of credit totaled $13.2 million in the aggregate. No amounts had been drawn on any of these letters of credit as of September 30, 2004. We have also secured a letter of credit to guarantee an intercompany note with our California health plan subsidiary. This intercompany note was repaid on September 30, 2004, and the letter of credit for $100 million was cancelled effective October 1, 2004. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the Credit Agreement was $586.8 million as of September 30, 2004. Due to the cancellation of the $100 million letter of credit, as of October 1, 2004, the maximum amount available for borrowing under the Credit Agreement was $686.8 million.

10. LEGAL PROCEEDINGS

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

However, following the announcement of the settlement, we learned that, on or about October 28, 2003, Capital Z Financial Services Fund II, L.P. and certain related parties (referred to collectively as Cap Z) had filed suit against us in the Supreme Court of the State of New York, County of New York (case index number 03 603375), asserting claims arising out of the same BIG transaction that is the subject of the settlement agreement with the SNTL Litigation Trust. Cap Z previously had participated as a creditor in the Superior bankruptcy and is a beneficiary of the SNTL Litigation Trust. The Cap Z complaint alleges at least $250 million in damages and seeks unspecified punitive damages and the costs of the action, including attorneys’ fees. Following the commencement of the Cap Z proceeding, we and the SNTL Litigation Trust entered into a revised settlement agreement to, among other things, require the Trust to obtain bankruptcy court approval of the revised settlement agreement and reduce the amount payable to the SNTL Litigation Trust to $132 million. As more fully described below, there are various procedural motions pending in the Cap Z matter. We will reassess our position after rulings on these motions. The Bankruptcy Court approved the revised settlement agreement on December 29, 2003. Following that approval, District Court action brought by Superior was dismissed with prejudice on December 31, 2003. Cap Z appealed the District Court’s order approving the settlement. On March 18, 2004, pursuant to the stipulation of Cap Z and the SNTL Trust, the District Court dismissed with prejudice

Cap Z’s appeal from the Bankruptcy Court Order approving the revised settlement. Accordingly, the Bankruptcy Court’s approval of the settlement is final.

Cap Z’s complaint alleges that we made certain misrepresentations and/or omissions, relating to the sufficiency of BIG’s reserves, the nature of its internal financial condition (including its accounts receivable) and the status of certain of its “captive” insurance programs. Cap Z claims that in reliance thereon it voted its shares in favor of the BIG acquisition and provided financing to Superior for that transaction. Cap Z alleges at least $250 million in damages and seeks unspecified punitive damages and the costs of the action, including attorneys’ fees. We removed the action from New York state court to the District Court for the Southern District of New York. Presently before that court is Cap Z’s motion to remand the action to state court and our motion to dismiss the action. No hearing date for those motions has been scheduled. We intend to defend ourselves vigorously against Cap Z’s claims. This case is subject to many uncertainties, and, given its complexity and scope, its final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of the Cap Z matter depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of the Cap Z matter should not have a material adverse effect on our financial condition and liquidity.

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

On September 19, 2003, the Court dismissed the fourth and final subscriber track action involving us, The State of Connecticut v. Physicians Health Services of Connecticut, Inc. (filed in the District of Connecticut on September 7, 2000), on grounds that the State of Connecticut lacks standing to bring the ERISA claims asserted in the complaint. That same day, the Court ordered that the subscriber track is closed “in light of the dismissal of all cases in the Subscriber Track.” The State of Connecticut appealed the dismissal order to the Eleventh Circuit Court of Appeals and on September 10, 2004, the Eleventh Circuit affirmed the District Court’s dismissal.

Provider Track

The provider track includes the following actions involving us: Shane v. Humana, Inc., et al. (including Health Net, Inc.) (filed in the Southern District of Florida on August 17, 2000 as an amendment to a suit filed in the Western District of Kentucky), California Medical Association v. Blue Cross of California, Inc., PacifiCare

Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. (filed in the Northern District of California in May 2000), Klay v. Prudential Ins. Co. of America, et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on February 22, 2001 as an amendment to a case filed in the Northern District of California), Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Lynch v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Sutter v. Health Net of the Northeast, Inc. (D. N.J.) (filed in New Jersey state court on April 26, 2002), Medical Society of New Jersey v. Health Net, Inc., et al., (D. N.J.) (filed in New Jersey state court on May 8, 2002), Knecht v. Cigna, et al. (including Health Net, Inc.) (filed in the District of Oregon in May 2003), Solomon v. Cigna, et. al. (including Health Net, Inc.) (filed in the Southern District of Florida on October 17, 2003), Ashton v. Health Net, Inc., et al. (filed in the Southern District of Florida on January 20, 2004), and Freiberg v. UnitedHealthcare, Inc., et al. (including Health Net, Inc.) (filed in the Southern District of Florida on February 24, 2004). Additionally, on October 6, 2004, the Judicial Panel on Multidistrict Litigation conditionally transferred Comprehensive Neurosurgical, P.C. v. Physicians Health Services/Health Net of the Northeast (filed in New Jersey state court in February 2004).

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

On September 26, 2002, the Court granted plaintiffs’ motion for class certification and granted plaintiffs’ request for leave to amend their complaint. The new complaint adds another managed care company as a defendant, adds the Florida Medical Society and the Louisiana Medical Society as plaintiffs, withdraws Dennis Breen as a named plaintiff, and adds claims under the New Jersey Consumer Fraud Act and the Connecticut Unfair Trade Practices Act against defendants other than Health Net. The court has referred the case to mediation.

On November 20, 2002, the Eleventh Circuit granted the defendants’ petition for review of the District Court’s certification decision. On September 1, 2004, the Eleventh Circuit issued an opinion affirming in part and reversing in part the District Court’s class certification ruling. The Court affirmed the certification of a global class involving RICO claims but ruled that the District Court abused its discretion in certifying the plaintiffs’ state law claims, with the exception of the Section 17200 claims which were not before the Court.

On August 21, 2003, the District Court ordered that “[a]ll Provider Track tag-along cases are hereby stayed until ten calendar days after the Court issues its omnibus opinions on the Main Track motions to compel arbitration and motions to dismiss. At such time, the Court will set briefing schedules for all tag-along motions to compel arbitration and motions to dismiss.”

On September 15, 2003, the District Court entered an order in the lead action granting in part and denying in part the defendants’ motions to compel arbitration. In this order, the Court ruled that certain claims must be arbitrated and that others may proceed in court. The defendants, including Health Net, appealed to the Eleventh Circuit portions of the Court’s order denying their motions to compel arbitration. On September 20, 2004, the Eleventh Circuit granted defendants’ motion for a stay of further District Court proceedings in MDL 1334 pending disposition of the arbitration appeal. In accordance with the Eleventh Circuit decision, on September 21, 2004, the District Court stayed all further proceedings. Prior to the stay, fact discovery ended by Court order on June 1, 2004, expert discovery was ongoing, and the Court had entered a scheduling order with a trial date set for March 21, 2005. On November 5, 2004, the Eleventh Circuit issued its opinion in the arbitration appeal. The Eleventh Circuit’s opinion affirmed the District Court’s order denying the motion to compel arbitration.

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

On June 30, 2004, plaintiffs in MDL 1334 filed a complaint in the Southern District of Florida which they allege to contain identical allegations to the second amended consolidated class action complaint pending in MDL 1334. On September 7, 2004, plaintiffs filed an amended complaint which they also allege to contain identical allegations to the operative complaint in MDL 1334. On September 17, 2004, defendants, including Health Net, moved to dismiss and compel arbitration.

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

On February 23, 2004, Comprehensive Neurosurgical, P.C. v. Physicians Health Services/Health Net of the Northeast, was filed in New Jersey state court. The case was brought by an out-of-network neurosurgical medical practice group. The plaintiff alleges that a Health Net-affiliated entity refused or reduced payment to the plaintiff, including refusing to determine usual and customary fees in a fair and even manner. The plaintiff pleads the following causes of action under state law: (1) promissory estoppel, (2) negligent misrepresentation, (3) unjust enrichment and (4) breach of contract. The plaintiff seeks compensatory damages, interest, costs of suit, attorneys’ fees and other relief from the Court.

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

We intend to defend ourselves vigorously in this litigation. These proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of these proceedings should not have a material adverse effect on our financial condition and liquidity.

Tenet Healthcare

In July 2003, 39 hospitals owned or operated by Tenet Healthcare Corporation filed an arbitration demand against us alleging a total of approximately $45 million in claim underpayments by our California health plan subsidiary. The arbitration demand was amended in October 2004 to increase the demand of alleged claim underpayments to approximately $77 million plus interest, attorneys’ fees and punitive damages, and also asserted various other claims. We have filed counterclaims against the Tenet-owned hospitals as well as five corporate Tenet entities (collectively hereafter “Tenet”) seeking approximately $100 million from Tenet on various theories of recovery. Tenet has recently advised us that its demand relating to the alleged claim underpayments has increased to approximately $120 million, not including interest, attorneys’ fees and punitive damages.

The majority of Tenet’s claim for underpayments and our counterclaims relate to contracts which include a “stop-loss” provision. In general, a “stop-loss” provision requires health plans to pay a percentage of a hospital’s billed charges for a particular patient once a certain dollar threshold of internal charges is reached for that patient. We have disputed some of Tenet’s charges under the stop-loss provisions contained in these contracts.

The Tenet arbitration is subject to many uncertainties, and, given its complexity and scope, its final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of this matter depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of the Tenet arbitration should not have a material adverse effect on our financial condition and liquidity.

Miscellaneous Proceedings

In the ordinary course of our business operations, we and certain of our subsidiaries are also parties to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes and employment litigation, and claims brought by members and providers seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were either underpaid or not paid. We are also subject to claims relating to the performance of contractual obligations to providers, members and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims.

A number of these various other legal proceedings include, in addition to the Tenet arbitration described above, arbitrations and cases related to our review and adjustment of provider claims that are pending, predominately in California, and have not yet been resolved. Many of the California provider arbitrations relate to alleged stop-loss claim underpayments where we paid a portion of the subject hospital’s billings and denied certain charges based on a line by line review of the itemized billing statement to identify items and services that should have been included within specific charges and not billed separately. A smaller number of the California provider arbitrations relate to alleged stop-loss claim underpayments where we paid a portion of the subject hospital’s billings and denied the balance based on the level of prices charged by the hospital.

These other legal proceedings, provider arbitrations and cases are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of other legal proceedings, pending provider arbitrations and cases depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of all pending legal proceedings, provider arbitrations and cases, after consideration of applicable reserves, should not have a material adverse effect on our financial condition and liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This discussion and analysis and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003 and the risks discussed in our other filings from time to time with the SEC.

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

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations should be read in its entirety since it contains detailed information that is important to understanding Health Net, Inc. and its subsidiaries’ results of operations and financial condition. The Executive Summary below is qualified in its entirety by the full Management’s Discussion and Analysis of Financial Condition and Results of Operations and the information contained in the Executive Summary is as of November 5, 2004.

Executive Summary

Overview

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (HMOs), preferred provider organizations (PPOs) and point-of-service (POS) plans to approximately 7.3 million individuals in 27 states and the District of Columbia. We also offer managed health care products related to behavioral health and prescription drugs. In addition, we own life and health insurance companies licensed to sell exclusive provider organizations, PPO, POS and indemnity products, as well as auxiliary non-health products in 37 states and the District of Columbia.

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

Operating Highlights and Outlook for 2004

Our overall operating performance in the three months ended September 30, 2004 again demonstrated significant improvement, compared with the second quarter of 2004, as the second quarter of 2004 demonstrated significant improvement compared with the first quarter of 2004. Early in 2004, when issues related to medical costs and reserving levels emerged and caused earnings to fall short of expectations and to be below prior year levels, we began to implement a plan designed to improve performance. The two most prominent features of this plan were higher prices in our commercial health plans and a series of initiatives to reduce health care cost rates of growth. These efforts drove our improved performance for the three months ended September 30, 2004 as our health plan medical care ratio (MCR) was 84.5% for the three months ended September 30, 2004, compared with 86.0% for the three months ended June 30, 2004 and compared with 87.6% for the three months ended March 31, 2004. Notwithstanding this sequential decline, compared with the three months ended September 30, 2003, our health plan MCR continues to be higher due to the costs and reserve issues mentioned above. Our health plan MCR was 82.2% in the three months ended September 30, 2003.

The higher premiums for employer groups and individuals that we began implementing late in the first quarter of 2004 caused per member per month (PMPM) premium yields in the three months ended September 30, 2004 to rise by 2.4%, or more than $5.00 PMPM on an absolute basis, compared with the three months ended June 30, 2004, and by 3.7%, or approximately $8.00 PMPM, compared with the three months ended March 31, 2004, and by 8.7%, or approximately $17.00 PMPM, compared with the three months ended September 30, 2003. The sequential improvements are much higher in comparison with traditional historical patterns. We also believe that these higher premiums have caused employer groups with high health care cost trends to leave our health plans and obtain coverage elsewhere.

On a reported basis, our 2004 commercial health care costs are higher than the corresponding 2003 periods primarily due to higher than expected hospital costs. As was the case in the first two quarters of 2004, commercial health care costs in the third quarter of 2004 were adversely impacted by $5.7 million of higher than previously estimated incurred but not reported (IBNR) health care costs. These prior period health care costs resulted primarily from a large number of hospital claims and reflect our having underestimated the underlying health care cost trend. Our PMPM commercial health care costs rose 13.4% in the third quarter of 2004 as compared to the third quarter of 2003, driven primarily by a 14.1% rise in commercial hospital costs on a PMPM basis. We expect that our initiatives intended to strengthen medical management practices, such as recontracting for radiology services, use of new out-of-network contracts, more stringent inpatient concurrent review, and our new Decision Power services will help to lower commercial health care cost trends in upcoming reporting periods. We also believe that, excluding the prior period reserves, our underlying health care cost trends have improved successively in each of the first three quarters of 2004.

Our Decision Power services are a series of programs designed to more directly involve patients in their health care decisions. These programs allow our members to access a wealth of information and health coaches as they deal with health care issues. First introduced to health plan participants in January 2004, Decision Power is being met favorably throughout our service areas and we expect that it will be recognized as a meaningful differentiator for our health plans.

As a result of our instituting higher premiums, commercial enrollment, including ASO, declined by 93,000, or approximately 3%, at September 30, 2004 compared with June 30, 2004 and by 135,000, or approximately 5%, compared with September 30, 2003. We expect commercial enrollment to further decline through the remainder of 2004 and through the first half of 2005 as a result of higher premiums. Medicare enrollment was flat at September 30, 2004, compared with June 30, 2004 and September 30, 2003. We expect Medicare enrollment to remain flat through the balance of 2004. Medicaid enrollment rose sequentially in the three months ended September 30, 2004, as we began providing services to Medi-Cal beneficiaries in two new California counties during the quarter. Compared with September 30, 2003, Medicaid enrollment declined by approximately 3%, the result of more stringent eligibility requirements in California.

For the three months ended September 30, 2004, our Government Contracts cost ratio, which includes both health care and administrative costs, declined by 90 basis points to 95.4% compared to the three months ended September 30, 2003. We completed the conversion to the new TRICARE contract for the North region during the third quarter of 2004 and completed services in the former Region 6 on October 31, 2004.

Our debt-to-capital ratio was 22.9% as of September 30, 2004, up from 22.6% as of June 30, 2004. Our administrative ratio (G&A expenses plus depreciation) was 9.1% for the three months ended September 30, 2004, a 170 basis point improvement from the three months ended September 30, 2003 and a 30 basis point improvement from the three months ended June 30, 2004. Reflected in the G&A expenses for the three months ended September 30, 2004 is $5.9 million of recoveries associated with the final settlement of the 2001 sale of our Florida health plan. Excluding this amount, our administrative ratio for the three months ended September 30, 2004 was 9.3%. Continuing to lower the administrative ratio is a key part of our strategy. Part of the G&A expense savings was achieved through an involuntary workforce reduction affecting approximately 500 employees that was commenced in May 2004. During the three months ended June 30, 2004, we recorded pretax severance and benefit related costs of $17.4 million in connection with the May 2004 Plan and we recorded, as expected, additional pretax severance and benefit related costs of $5.2 million in the three months ended September 30, 2004. We expect to record additional such charges of $2.9 million in the fourth quarter of 2004. As of September 30, 2004, 426 positions had been eliminated. We plan to use cash flow from operations to fund these payments. We expect that the remaining positions to be eliminated in connection with the May 2004 Plan will be substantially completed by December 31, 2004. See Note 5 to the condensed consolidated financial statements for additional information regarding the May 2004 Plan. The G&A savings from the May 2004 Plan will, we believe, contribute to further earnings improvement in the fourth quarter of 2004. We continue to expect to reduce our administrative ratio by approximately 150 basis points in the next two to three years, helped, in part, by these workforce reductions.

For the three months ended September 30, 2004, our net margin (based on income from continuing operations) was 2.4%, compared with 1.4% for the three months ended June 30, 2004 and compared with 3.1% for the three months ended September 30, 2003. The net margin for the three months ended September 30, 2004 was impacted, primarily, by a higher health plan MCR when compared with the same prior year period. For the three months ended September 30, 2004, cash provided by operating activities was $84.6 million, an improvement of $4.9 million over the three months ended September 30, 2003 and a substantial improvement compared with the six months ended June 30, 2004, when cash used in operating activities was $142.1 million. The primary driver of the improved cash flow was higher net income. Despite this improvement, we expect that operating cash flow for the full year 2004 will be less than the levels achieved in 2003. The primary cause of this expected decline is related to changing payment patterns from the Department of Defense related to our transition to the new TRICARE contract for the North region. Our operating cash flow has, in part, been used to repurchase shares of our common stock. We repurchased 2,171,500 shares during the third quarter of 2004. Since the inception of our stock repurchase program in May 2002, we have repurchased 19,978,655 shares at an average price of $26.86 per share. On September 13, 2004, we announced that, as a result of the ratings action taken by Moody’s Investor Service (Moody’s) with respect to our senior unsecured debt rating, we have no present intention to continue repurchasing shares of common stock under our stock repurchase program through the end of 2004. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future ratings action taken by Moody’s or Standard & Poor’s Ratings Service (S&P). We intend to reevaluate our position on share repurchases after the beginning of 2005.

Our success for the remainder of 2004 and beyond will depend, in part, on our ability to increase prices of our health plan products at a rate equal to or greater than the rate of growth in health care costs, as well as our ability to contain growth in our health care costs, especially hospital costs, by employing a range of medical management, pharmaceutical management and provider contracting strategies. In addition, we must successfully complete our Health Net One systems consolidation project, continue to foster and improve our provider relations and continue growing and solidifying our presence in all of the markets in which we do business. It is also important that we introduce new products and variations on existing products and continue to focus on competitively differentiating our products so that we can compete on factors other than price alone. In 2004, we began the rollout of a new branding initiative called the “Rosetta Stone,” which we believe could provide us with a differentiated position in the health care marketplace.

Health Plan Operations. While we believe that a long-term enrollment growth target of 3% to 5% per year is possible to achieve, enrollment in commercial health plans at December 31, 2004 will be down compared with enrollment at December 31, 2003. We expect to continue pursuing small group business (generally defined as an employer group with 2 to 50 employees), as we believe this is where most job growth will occur over the next several years in the markets we serve. However, we expect small group and individual enrollment to decline through the balance of 2004, as a result of higher premiums. In that light, small group and individual enrollment at September 30, 2004 was lower by 5% compared with small group and individual enrollment at September 30, 2003. In addition, in the three months ended September 30, 2004, large group enrollment declined by 4% compared with large group enrollment at September 30, 2003. We expect enrollment declines to persist at least through the first half of 2005 as we continue to maintain higher premiums.

We have expanded our Medicare marketing efforts in 2004 in response to the Medicare reform legislation that was passed in December 2003. We believed that the improved funding provided through this legislation would provide a basis for us to reverse Medicare enrollment declines from recent years which were caused by inadequate funding from the Centers for Medicare & Medicaid Services. These expected increases have not, as yet, materialized as we believe that Medicare beneficiaries are confused about the wide range of offerings in both basic Medicare and the new prescription drug cards. As such, Medicare enrollment was flat at September 30, 2004, compared with enrollment at September 30, 2003. However, our Oregon Medicare enrollment increased to approximately 6,000 members at September 30, 2004. We had 220 members enrolled in this program at September 30, 2003. Our Oregon health plan participates in a Medicare PPO demonstration project and we believe this product is proving to be especially popular among certain segments of Oregon’s Medicare population. We currently offer a Medicare Drug Discount Card to our Medicare enrollees.

We participate in state Medicaid programs in three states, California, Connecticut and New Jersey. California Medicaid membership, where the program is known as Medi-Cal, comprised 83% of our Medicaid membership at September 30, 2004. Despite ongoing concerns about the states’ ability to adequately fund these Medicaid programs, we believe that the significant savings generated by Medicaid managed care will provide ongoing future growth opportunities, as states may move more Medicaid enrollees into managed care plans. We added two counties for California Medi-Cal in the three months ended September 30, 2004, accounting for approximate 33,000 new members. This addition counteracted enrollment declines resulting from the State of California tightening eligibility requirements. The new California state budget included no rate increases for the benefit year that began October 1, 2004. In the prior two benefit years, the premiums we receive from the State of California had been reduced from the prior year’s levels.

Our product line in our health plan operations has begun to change over the past few years. Enrollment in our PPOs has been growing at a faster rate than enrollment in our HMOs, which have historically accounted for the largest portion of our enrollment. At September 30, 2004, PPO enrollment comprised 13% of our commercial enrollment, from 11% at September 30, 2003. In response to growing demand from employers for more flexible product lines, we are developing and plan to introduce Consumer Directed Health Plan products in the next several years. In 2003, we test marketed one such product in our Oregon health plan.

Commercial PMPM premium yields have increased at a slower rate in 2004 compared to the 11.9% yield achieved in 2003. For the three months ended September 30, 2004, PMPM commercial premium yields increased 8.7% compared with the three months ended September 30, 2003, as a result of changes in the geographic mix of our business, product and mix shifts to lower cost, lower benefit products and employers continuing to buy down benefits. In Medicare, we expect that PMPM premium revenues will rise at a faster pace due to increased funding from the December 2003 Medicare reform legislation. Medicare PMPM premium revenues rose by 8.6% for the three months ended September 30, 2004 compared with the prior-year period when the year-over-year increase was 4.7%. We expect that Medicaid premiums will continue to rise at slower rates than health care costs. This expectation is consistent with our ongoing overall strategic approach to participate selectively in the Medicaid market. Since much of our Medi-Cal membership is serviced by medical groups to which we make capitation payments, our revenues and profit margin are expected to remain relatively stable and predictable.

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

For the three months ended September 30, 2004, compared with the three months ended September 30, 2003, our PMPM physician costs increased by 6.6%, consistent with expectations. Pharmaceutical costs on a PMPM basis for all lines rose by 8.2%. Increased use of generic drugs and the impact of certain prescription medications moving to over-the-counter status continue to be factors helping to contain the growth in pharmaceutical costs. We have implemented a number of techniques to contain the growth of pharmaceutical costs, including pre-authorization or certification for the use of certain high cost pharmaceuticals.

TRICARE. In August 2003, we were awarded a new five-year contract for the TRICARE North Region that supports nearly 2.8 million Military Health System eligible participants. The new North Region contract covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers small portions of Tennessee, Missouri and Iowa. Health care delivery began under the new contract on July 1, 2004 for the area that was previously Regions 2 and 5 (now referred to as the Mid-Atlantic and Heartland sub-regions) and on September 1,

2004 for the area that was previously Region 1 (now referred to as the National Capital and Northeast sub-regions). We completed the conversion to the new TRICARE contract for the North region during the third quarter of 2004 and completed services in the former Region 6 on October 31, 2004.

We incur administrative and health care expenses in connection with our administration of the TRICARE program in the regions we manage on behalf of the Department of Defense. Health care expenses are directly related to the use of civilian providers by TRICARE eligible beneficiaries and have risen in recent quarters as a direct result of increased military activity. Increased military activity results in increased enrollment and the deployment of military medical personnel overseas that reduces beneficiaries’ access to military treatment facilities. In the third quarter of 2003, we experienced elevated levels of costs on our old TRICARE contracts due to reservist call-ups and higher utilization of civilian providers. However, as part of our contract with the Department of Defense, we are reimbursed for costs related to this heightened military activity. A description of the differences in the contracts is contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Health Net One Systems Consolidation Project. We are in the process of converting a number of information systems in our health plan business to a single information system. This system is currently in use in our Northeast and Arizona health plans and the project is now scheduled for final completion in or around mid-2005. This project, known as Health Net One, also includes consolidation initiatives for other functional areas, such as claims handling, customer service and product development. We believe Health Net One will produce administrative cost savings and improved service capability over the next several years. We believe that using a single information technology platform for all of our health plans will permit us to develop and deploy new products more rapidly, thus producing a competitive advantage in our markets.

Provider Network. We maintain a large network of providers to service our members in the six states in which we have health plans. These networks include a broad range of hospitals, including academic medical centers and community hospitals. We maintain contracts with large integrated physician groups, independent practice associations and individual primary care specialty physicians. Overall, we believe that our provider relations are generally good. In recent years, we have implemented a number of techniques specifically aimed at the review of very high cost hospital claims, a problem that has plagued the entire managed care industry as well as hospitals. Some of these techniques, including reviews of individual claims, create differences of interpretation between us and hospitals and we are in the process of limiting some of these activities to address provider concerns and to promote better relations between us and hospitals. We have generally been able to resolve these differences through negotiation or, in some cases, through arbitration. However, a number of arbitrations (including the Tenet arbitration described above) and cases related to our review and adjustment of provider claims are pending, predominately in California, and have not yet been resolved. See Note 10 to our condensed consolidated financial statements for additional information regarding our provider litigation.

Recent and Other Developments

Ratings Downgrades

On September 8, 2004, Moody’s announced that it had downgraded our senior unsecured debt rating from Baa3 to Ba1. The downgrade triggered an adjustment to the interest rate payable by us on our Senior Notes. As a result of the Moody’s downgrade, effective September 8, 2004, the interest rate on the Senior Notes increased from the original rate of 8.375% per annum to an adjusted rate of 9.875% per annum, resulting in an increase in our interest expense of $6 million on an annual basis. On November 2, 2004, S&P announced that it had downgraded our senior unsecured debt rating from BBB- to BB+. The adjusted interest rate of 9.875% per annum will remain in effect for so long as the Moody’s rating on our senior unsecured debt remains below Baa3 (or the equivalent) and the S&P rating on our senior unsecured debt remains below BBB- (or the equivalent). During any period in which the Moody’s rating on our senior unsecured debt is Baa3 (or the equivalent) or higher and the S&P rating on our senior unsecured debt is BBB- (or the equivalent) or higher, the interest rate payable on the Senior Notes will be equal to the original rate of 8.375% per annum.

Appointment of New Chief Financial Officer

Effective August 30, 2004, we appointed Anthony “Buddy” Piszel as our new Executive Vice President and Chief Financial Officer. Mr. Piszel assumed responsibility for all finance functions, including accounting, risk management, treasury and financial planning. Prior to Mr. Piszel’s appointment, Marvin P. Rich, Executive Vice President, Finance and Operations, was responsible for all finance functions. Mr. Rich remains with the Company as Executive Vice President, Operations and is responsible for all aspects of customer service, claims processing and information technology, including Health Net One, our comprehensive systems consolidation project.

Results of Operations

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

Consolidated Operating Results

Our income from continuing operations for the three months ended September 30, 2004 was $71.9 million or $0.64 per basic and diluted share, compared to $86.8 million or $0.75 per basic share and $0.74 per diluted share for the corresponding period in 2003. Our income from continuing operations for the nine months ended September 30, 2004 was $128.2 million or $1.14 per basic share and $1.13 per diluted share, compared to $233.7 million or $2.00 per basic share and $1.96 per diluted share for the corresponding period in 2003. Our net income (loss) for the three months ended September 30, 2004 was $71.9 million or $0.64 per basic and diluted share, compared to $(2.2) million, or $(0.02) per basic and diluted share for the corresponding period in 2003. Our net income for the nine months ended September 30, 2004 was $128.2 million or $1.14 per basic share and $1.13 per diluted share, compared to $144.7 million, or $1.24 per basic share and $1.21 per diluted share for the corresponding period in 2003.

Our results for the three and nine months ended September 30, 2004 include severance and related benefit costs of $5.2 million and $22.6 million, respectively, in connection with the involuntary workforce reduction we commenced in May 2004. See Note 5 to the condensed consolidated financial statements for further information on the May 2004 Plan. Our results for the nine months ended September 30, 2004 include a net gain on sale of businesses of $1.5 million. See the disclosure under the headings “Florida Health Plan” and “American VitalCare and Managed Alternative Care Subsidiaries” in Note 6 to the condensed consolidated financial statements for further information on the net gain on sale of businesses.

Included in our results for the three and nine months ended September 30, 2003 is an $89.1 million loss on settlement from disposition of discontinued operations, net of tax of $47.9 million, or $(0.77) per basic share and $(0.76) per diluted share, for the three months ended September 30, 2003, as a result of our settlement agreement with SNTL Litigation Trust, successor-in-interest to Superior National Insurance Group, Inc., to settle all outstanding claims under the Superior National Insurance Group, Inc v. Foundation Health Corporation, et. al. litigation. See Note 10 to the condensed consolidated financial statements for further information regarding the settlement agreement with the SNTL Litigation Trust.

The table below and the discussion that follows summarize our results of operations for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands, except ratio and per member data)
REVENUES
Health plan services premiums	$2,393,160	$2,300,807	$7,196,458	$6,798,002
Government contracts	525,783	482,276	1,534,048	1,401,559
Net investment income	14,750	17,777	43,769	45,120
Other income	1,540	15,863	4,525	40,389

Total revenues	2,935,233	2,816,723	8,778,800	8,285,070

EXPENSES
Health plan services	2,022,870	1,890,408	6,192,234	5,640,564
Government contracts	501,628	464,295	1,461,460	1,341,361
General and administrative	207,187	236,723	652,916	680,717
Selling	60,410	62,562	183,980	174,498
Depreciation	10,487	13,561	30,894	43,025
Amortization	789	669	2,001	2,007
Interest	8,044	9,763	23,786	29,294
Severance and related benefits	5,172	—	22,574	—
Loss (gain) on sale of businesses	400	—	(1,475)	—

Total expenses	2,816,987	2,677,981	8,568,370	7,911,466

Income from continuing operations before income taxes	118,246	138,742	210,430	373,604
Income tax provision	46,391	51,930	82,197	139,873

Income from continuing operations	71,855	86,812	128,233	233,731
Discontinued operations:
Loss on settlement from disposition, net of tax	—	(89,050)	—	(89,050)

Net income (loss)	$71,855	$(2,238)	$128,233	$144,681

Health plan services medical care ratio	84.5%	82.2%	86.0%	83.0%
Government contracts cost ratio	95.4%	96.3%	95.3%	95.7%
Administrative ratio (a)	9.1%	10.8%	9.5%	10.6%
Selling costs ratio (b)	2.5%	2.7%	2.6%	2.6%
Net margin (c)	2.4%	3.1%	1.5%	2.8%
Return on equity (d)	21.5%	27.3%	12.9%	24.7%
Health plan services premiums PMPM (e)	$219.09	$203.35	$215.72	$201.28
Health plan services costs PMPM (f)	$185.19	$167.08	$185.61	$167.04

(a)	The administrative ratio is computed as the sum of G&A and depreciation expenses divided by the sum of health plan services premium revenues and other income.
(b)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(c)	Net margin is computed as income from continuing operations divided by total revenues.
(d)	Return on equity is computed as annualized income from continuing operations divided by average equity (sum of equity at the beginning and end of the period divided by two).
(e)	Health Plan Services premiums per member per month is computed as health plan services premiums divided by total medical at-risk member months (excluding administrative services only (ASO) member months).
(f)	Health Plan Services costs per member per month is computed as health plan services costs divided by total medical at-risk member months (excluding ASO member months).

Enrollment Information

The table below summarizes our at-risk insured and ASO enrollment information as of September 30:

	2004	2003	Percent Change
	(Enrollees in Thousands)
Commercial:
Large group	1,760	1,838	(4)%
Small group and individual	853	902	(5)%
ASO	80	88	(9)%

Total Commercial	2,693	2,828	(5)%

Federal Medicare Risk	171	171	0%

State Medicaid	833	856	(3)%

Health Plan Membership	3,697	3,855	(4)%

Health Plan Membership. Commercial membership decreased by 135,000 members or 5% at September 30, 2004 compared to September 30, 2003 as high premium increases caused certain employer groups and individuals to seek coverage from other, lower priced health plans. The overall change in commercial membership reflects primarily the following:

•	Decrease in New Jersey of 62,000 members, comprised of a 35,000 member decrease in our large group market and a 28,000 member decrease in our small group and individual market, due to pricing actions we took to address higher health care costs, primarily hospital costs, competitive dynamics and network provider issues,

•	Decrease in California of 50,000 members, comprised of a 21,000 member decrease in our large group market and a 28,000 member decline in our small group and individual market, as a result of premium rate increases we initiated to address higher health care costs,

•	Decrease in Connecticut of 22,000 members as a result of membership decreases, primarily in our large group market due to provider network issues, our pricing discipline and termination of two major employer groups due to employer consolidation, and

•	Decrease in Pennsylvania of 17,000 members in our large group market due to withdrawing our coverage for the members enrolled in the Federal Employee Health Benefit Plan effective January 11, 2004, partially offset by

•	Increase in Oregon of 24,000 members primarily due to the addition of 13,000 new members from two new accounts in our large group market and an increase of 11,000 new members in our small group and individual market driven by accurately tailoring our pricing and benefit offerings to customer needs.

Membership in the federal Medicare program remained the same at 171,000 members at September 30, 2004 and 2003. The planned withdrawal of participation and cancellation of the PPO/POS plan in selected counties in California was offset by our growth in Oregon.

Membership in the state Medicaid programs decreased by approximately 23,000 members or 3% at September 30, 2004, compared to September 30, 2003, primarily due to the following:

•	Decrease in California of 14,000 members due to the State of California’s efforts to tighten eligibility for Medi-Cal and Healthy Families program members and

•	Decrease in Connecticut and New Jersey of 9,000 members due to a change in law that eliminated eligibility for certain members in Connecticut and aggressive competition and network provider issues in New Jersey.

Government Contracts Membership. In August 2003, we were awarded a new five year contract for the TRICARE North Region that supports nearly 2.8 million MHS eligible beneficiaries, including providing health care and administrative services for 1.7 million TRICARE eligible and providing only administrative services for 1.1 million other MHS-eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries). This contract covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Wisconsin and the District of Columbia. In addition, the contract covers small portions of Tennessee, Missouri and Iowa. At September 30, 2004, eligible beneficiaries from the expiring TRICARE contracts totaled 642,000.

On July 1, 2004, we began providing health care services to beneficiaries in 12 of the 23 states covered by the TRICARE contract for the North region. The transition encompasses the following areas: Illinois, Indiana, Kentucky, Michigan, North Carolina, Ohio, Wisconsin, and portions of Iowa, Missouri, Tennessee, Virginia and West Virginia. On September 1, 2004, we began providing health care services to the following areas: Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, and parts of Virginia and West Virginia.

The transition out of the expiring TRICARE contracts and into the new TRICARE North Region contract has had significant operational impacts. The new contract requires establishing 74 offices in 21 states and the District of Columbia and employing a workforce of approximately 1,220 associates, many of whom will be newly hired to administer the new contract. In addition, approximately 800 associates will be employed by subcontractors. The transition out of our expiring contracts in Regions 6, 9, 10, 11 and 12 and the transition to the new North Region contract was completed by October 31, 2004 as scheduled.

Health Plan Services Premiums

Health Plan Services premiums increased $92.4 million or 4.0% for the three months ended September 30, 2004 and $398.5 million or 5.9% for the nine months ended September 30, 2004 compared to the same periods in 2003. Total health plan services premiums on a PMPM basis increased 7.7% to $219.09 for the three months ended September 30, 2004 and 7.2% to $215.72 for the nine months ended September 30, 2004 from $203.35 and $201.28, respectively, for the same periods in 2003, primarily due to the following:

•	Increase in commercial premiums of $82.1 million or 5.0% for the three months ended September 30, 2004 and $385.7 million or 8.0% for the nine months ended September 30, 2004 as compared to the same periods in 2003. These increases are due to increases of 8.7% and 7.7% in premiums on a PMPM basis from higher new and renewal rates for the three and nine months ended September 30, 2004, respectively, combined with a (decrease) increase of (3.4)% and 0.2% in member months for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The premium increases on a PMPM basis occurred in large and small groups across all states, and

•	Increase in Medicare risk premiums of $27.8 million or 8.1% for the three months ended September 30, 2004 and $78.4 million or 7.6% for the nine months ended September 30, 2004 as compared to the same periods in 2003. These increases are driven by increases of 8.6% and 9.5% in premiums on a PMPM basis for the three and nine months ended September 30, 2004, respectively, partially offset by decreases of 0.5% and 1.8% in member months on a PMPM basis for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The premium increases were seen across all states due to increases in the per-member rates paid to us by the Centers for Medicare & Medicaid Services as a result of the December 2003 Medicare reform legislation, partially offset by

•

Decreases in Medicaid premiums of $16.0 million or 5.5% for the three months ended September 30, 2004 and $61.7 million or 7.0% for the nine months ended September 30, 2004 as compared to the same periods in 2003. These decreases are primarily due to decreases of 4.2% and 5.5% in member months for the three and nine months ended September 30, 2004, respectively, combined with decreases of 1.3% and 1.6% in premiums on a PMPM basis for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The decreases in Medicaid premiums are due to a reduction in the New Jersey Medicaid yield from the state eliminating a program with high yield members.

Government Contracts Revenues

Government Contracts revenues increased by $43.5 million or 9.0% for the three months ended September 30, 2004 and $132.5 million or 9.5% for the nine months ended September 30, 2004 as compared to the same periods in 2003. This increase for the three months ended September 30, 2004 is primarily due to an increase in revenues from the start of providing health care services under the new North Region contract, partially offset by the decrease in revenues from the expiration of the TRICARE contracts in Regions 9, 10, 11 and 12. The increase for the nine months ended September 30, 2004 was also higher due to higher option period pricing on the expiring contracts.

Net Investment Income

Net investment income decreased by $3.0 million or 17.0% for the three months ended September 30, 2004 and decreased by $1.4 million or 3.0% for the nine months ended September 30, 2004 as compared to the same periods in 2003. The decrease is due to a $3.0 million gain on the sale of our investment in CareScience, Inc. during the three months ended September 30, 2003.

Other Income

Other income decreased by $14.3 million or 90.3% for the three months ended September 30, 2004 and by $35.9 million or 88.8% for the nine months ended September 30, 2004 as compared to the same periods in 2003. This decrease is primarily due to the sale of our employer services group division effective October 31, 2003. We deferred approximately $15.9 million of the gains on the sales of our employer services group division and dental and vision plans related to non-compete and network access agreements. The deferred amounts are recognized as other income over the terms of the agreements. We recognized other income of $0.7 million and $2.1 million during the three and nine months ended September 30, 2004, respectively, related to the amortization of these agreements.

Health Plan Services Costs

Health plan services costs increased by $132.5 million or 7.0% for the three months ended September 30, 2004 and $551.7 million or 9.8% for the nine months ended September 30, 2004 as compared to the same periods in 2003. Total health plan services costs on a PMPM basis increased 10.8% to $185.19 for the three months ended September 30, 2004 and 11.1% to $185.61 for the nine months ended September 30, 2004 from $167.08 and $167.04 for the same periods in 2003, respectively. These changes are primarily due to the following:

•	Increase in commercial health care costs of $128.2 million or 9.6% for the three months ended September 30, 2004 and $541.4 million or 13.6% for the nine months ended September 30, 2004, reflecting an increase of 13.4% and 13.3% for the three and nine months ended September 30, 2004, respectively, in commercial health care costs on a PMPM basis and a (decrease) increase of (3.4)% and 0.2% in member months for the three and nine months ended September 30, 2004, respectively. Our commercial health care costs for the three months ended September 30, 2004 include approximately $2.3 million of lower than previously estimated IBNR commercial health care costs for 2003 and prior periods. For the nine months ended September 30, 2004, our commercial health care costs include approximately $42.4 million of higher than previously estimated IBNR commercial health care costs for 2003 and prior periods. In addition, our commercial health care costs for the three months ended September 30, 2004 include approximately $8.0 million for higher than previously estimated IBNR commercial health care costs for the six months ended June 30, 2004. These prior period commercial health care costs resulted primarily from a large number of hospital claims that were paid during the nine months ended September 30, 2004 for dates of service that occurred in 2003 and prior and reflect our having underestimated the underlying commercial health care cost trend, and

•	Increase in Medicare risk health care costs of $16.7 million or 5.3% for the three months ended September 30, 2004 and $67.0 million or 7.2% for the nine months ended September 30, 2004, primarily due to an increase of 5.9% and 9.2% for the three and nine months ended September 30, 2004, respectively, in Medicare health care costs on a PMPM basis, partially offset by a decrease of 0.5% and 1.8% in member months for the three and nine months ended September 30, 2004, respectively. Our Medicare health care costs for the three months ended September 30, 2004 include approximately $1.6 million of higher than previously estimated IBNR Medicare health care costs for 2003 and prior periods. For the nine months ended September 30, 2004, our Medicare health care costs include approximately $1.9 million of higher than previously estimated IBNR Medicare health care costs for 2003 and prior periods. In addition, our Medicare health care costs for the three months ended September 30, 2004 include approximately $0.2 million for higher than previously estimated IBNR Medicare health care costs for the six months ended June 30, 2004. The increases in Medicare health care costs on a PMPM basis are primarily due to higher bed day utilization and higher physician capitation expense, partially offset by

•	Decrease in Medicaid health care costs of $11.1 million or 4.7% for the three months ended September 30, 2004 and $52.2 million or 7.2% for the nine months ended September 30, 2004, primarily due to a 4.2% and 5.5% decrease in member months for the three and nine months ended September 30, 2004, respectively, and a decrease of 0.5% and 1.8% in health care costs on a PMPM basis, due to lower inpatient and physician costs, for the three and nine months ended September 30, 2004, respectively. Our Medicaid health care costs for the three months ended September 30, 2004 include approximately $0.4 million of lower than previously estimated IBNR Medicaid health care costs for 2003 and prior periods. For the nine months ended September 30, 2004, our Medicaid health care costs include approximately $4.6 million of lower than previously estimated IBNR Medicaid health care costs for 2003 and prior periods. In addition, our Medicaid health care costs for the three months ended September 30, 2004 include approximately $0.8 million for lower than previously estimated IBNR Medicaid health care costs for the six months ended June 30, 2004.

Health Plan Services MCR increased to 84.5% for the three months ended September 30, 2004 and 86.0% for the nine months ended September 30, 2004 as compared to 82.2% and 83.0% for the same periods in 2003, respectively.

Government Contracts Costs

Government Contracts costs increased by $37.3 million or 8.0% for the three months ended September 30, 2004 and by $120.1 million or 9.0% for the nine months ended September 30, 2004, as compared to the same periods in 2003. This increase for the three months ended September 30, 2004 is primarily due to an increase in health care costs from the start of providing health care services under the new North Region contract, partially offset by the decrease in health care costs from the ending of the TRICARE contracts in Regions 9, 10, 11 and 12. Also included in Government Contracts costs for the three and nine months ended September 30, 2004 are $2.9 million and $3.8 million, respectively, for certain post-employment benefits incurred in connection with the expiration of the old TRICARE contracts. The increase for the nine months ended September 30, 2004 was also higher due to higher option period costs on the expiring contracts.

Our Government Contracts cost ratio decreased to 95.4% and 95.3% for the three and nine months ended September 30, 2004 as compared to 96.3% and 95.7% for the same periods in 2003, respectively. The improvements are primarily due to higher pricing on annual option periods.

General and Administrative (G&A) Costs

G&A costs decreased by $29.5 million or 12.5% and $27.8 million or 4.8% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The decreases are primarily due to the divestiture of our employer services group division in October 2003, staff reductions related to our May 2004 Plan and generally lower administrative costs. We recorded $5.9 million in legal fees and settlements as contra-G&A expenses in connection with the final settlement of the sale of our Florida health plan in our condensed consolidated statements of operations for the three and nine months ended September 30, 2004. Our G&A costs include $1.6 million and $4.5 million for the three and nine months ended September 30, 2004, respectively, for severance and related benefits incurred in connection with Health Net One. We also recorded $4 million received in June 2004 in connection with the settlement of the note from the sale of two hospitals which reduced G&A expenses in our condensed consolidated statements of operations for the three months ended June 30, 2004. See Note 6 to our condensed consolidated financial statements for additional information regarding the sale of our Florida health plan and hospital subsidiaries.

The administrative expense ratio decreased to 9.1% and 9.5% for the three and nine months ended September 30, 2004 from 10.8% and 10.6% as compared to the same period in 2003, respectively. This decrease reflects the rate of increase in health plan services premium revenues and the decline in absolute G&A and depreciation expenses. Excluding the $5.9 million of recoveries associated with the final settlement of the sale of our Florida health plan, our administrative ratio for the three and nine months ended September 30, 2004 was 9.3% and 9.6%, respectively.

Selling Costs

The selling costs ratio was 2.5% and 2.6% for the three and nine months ended September 30, 2004, respectively, compared to 2.7% and 2.6% for the same periods in 2003, respectively. This decrease reflects the declines in small group and individual enrollment at September 30, 2004 as compared to the same periods in 2003.

Amortization and Depreciation

Amortization and depreciation expense decreased by $3.0 million or 20.8% for the three months ended September 30, 2004 and $12.1 million or 27.0% for the nine months ended September 30, 2004 as compared to the same periods in 2003. This decrease is primarily due to asset retirements and assets becoming fully depreciated.

Interest Expense

Interest expense decreased by $1.7 million or 17.6% for the three months ended September 30, 2004 and $5.5 million or 18.8% for the nine months ended September 30, 2004 as compared to the same periods in 2003, respectively. This decrease is primarily due to the current favorable impact of Swap Contract settlements of $5.6 million, partially offset by an increase in our interest expense of $0.4 million in September 2004 as a result of the Moody’s downgrade. See Note 9 to our condensed consolidated financial statements for further information on our Swap Contracts and “—Recent Developments” for information on the Moody’s and S&P downgrades.

Severance and Related Benefit Costs

On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative costs, we would commence an involuntary workforce reduction of approximately 500 positions, which includes reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast. During the three and nine months ended September 30, 2004, we recorded pretax severance and benefit related costs of $5.2 million and $22.6 million, respectively, in connection with the May 2004 Plan. As of September 30, 2004, 426 positions had been eliminated and $12.7 million of the severance and benefit related costs had been paid out. We currently anticipate that we will record additional severance and benefit related costs of $2.9 million during the three months ending December 31, 2004. We expect that an additional $12.7 million and $0.1 million will be paid out during the three months ending December 31, 2004 and March 31, 2005, respectively. We plan to use cash flow from operations to fund these payments. Elimination of the remaining identified 74 positions covered by the involuntary workforce reduction is anticipated to be substantially completed during the three months ending December 31, 2004. See Note 5 to the condensed consolidated financial statements for further information on the May 2004 Plan.

Gain on Sale of Businesses

On March 1, 2004, we completed the sale of two subsidiaries, American VitalCare, Inc. and Managed Alternative Care, Inc., to a subsidiary of Rehabcare Group, Inc. We recorded a pretax gain of $1.9 million related to the sale of these subsidiaries during the three months ended March 31, 2004. Effective September 30, 2004, we entered into Settlement Agreements to settle the true-up adjustments under the SPA and the Reinsurance Agreement related to the sale of the Florida Plan and to recover certain legal fees and legal settlements that we had paid on behalf of the Florida Plan. In connection with the Settlement Agreements, we recorded $0.4 million in additional pretax loss on sale of the Florida Plan related to the other true-up adjustments in our condensed consolidated statements of operations for the three and nine months ended September 30, 2004. See Note 6 to the condensed consolidated financial statements for further information on the sale of these subsidiaries.

Income Tax Provision

The effective income tax rate was 39.23% and 39.06% for the three and nine months ended September 30, 2004, respectively, as compared with 37.43% and 37.44% for the same periods in 2003, respectively. The increase in the effective income tax rates is primarily due to the enactment of California Assembly Bill 263 on September 29, 2004 which increased the tax on dividends received from our insurance subsidiaries as well as changes in exam settlements.

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

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from government contracts. Government health care receivables are best estimates of payments that are ultimately collectible or payable. Additionally, the timely collection of such receivables is also impacted by government audit and negotiation and could extend for periods beyond a year. Amounts receivable under government contracts were $136.3 million and $90.9 million as of September 30, 2004 and December 31, 2003, respectively. The increase is primarily due to an increase in risk sharing revenues and change orders, partially offset by cash received on bid price adjustments and change orders. The change to our cash flows from operating activities as a result of operating under the new TRICARE North Region contract is not expected to be significant. However, cash flows from operating activities for the remainder of 2004 and through mid-2005 are expected to be impacted by the effects of the transition to the new TRICARE North Region contract and the payment of run-out claims under the old TRICARE contracts. In connection with the expiration of our old TRICARE contracts, we have set aside $88.0 million in cash as of September 30, 2004 as required under those TRICARE contracts to pay the run-out claims.

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

Operating Cash Flows

Net cash used in operating activities was $57.5 million for the nine months ended September 30, 2004 as compared to net cash provided by operating activities of $199.8 million for the same period in 2003. The decrease in operating cash flows of $257.3 million is primarily due to the following:

•	Net decrease in net income plus amortization, depreciation and other net non-cash charges of $122.8 million,

•	Net decrease in cash flows from amounts receivable/payable under government contracts of $79.9 million due to health care claim billings on the new TRICARE contract for the North region,

•	Net decrease in cash flows from accounts payable and other liabilities of $43.9 million primarily due to higher estimated federal income tax payments made,

•	Net decrease in cash flows of $1.6 million from reserves for claims and other settlements resulting from faster claim payments partially offset by higher health care costs, and

•	Net decrease in cash flows from premiums receivable and unearned premiums of $11.4 million from a decrease in commercial membership enrollment, partially offset by

•	Net increase from other assets of $2.4 million.

Investing Activities

Net cash used in investing activities was $105.6 million for the nine months ended September 30, 2004 as compared to $73.0 million for the same period in 2003. The resulting decrease in cash flow of $32.6 million is primarily due to the following:

•	A net decrease in maturities and sales of available for sale securities of $216.2 million, and

•	A net increase in purchases of restricted investments of $68.3 million as required under the old TRICARE contracts to pay the run-out claims, partially offset by

•	A net decrease in purchases of available for sale securities and restricted investments of $223.8 million,

•	Net decrease in purchases of property and equipment of $17.4 million, and

•	Net cash proceeds of $10.6 million from the sale of our American VitalCare and Managed Alternative Care subsidiaries in March 2004 and the settlement of the true-up adjustments in September 2004 of the sale of our Florida Plan.

Financing Activities

Net cash used in financing activities was $74.8 million for the nine months ended September 30, 2004 as compared to $232.2 million for the same period in 2003. The resulting increase in cash flows of $157.4 million is primarily due to a decrease in repurchases of our common stock. During the nine months ended September 30, 2004, we repurchased 3,179,400 shares of our common stock for $83.7 million under the stock repurchase program described below compared to 9,126,855 shares for $257.6 million during the same period in 2003. In addition, cash proceeds from exercise of stock options and employee stock purchases declined by $15.7 million.

Stock Repurchase Program. In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under a stock repurchase program. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under our stock repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. We use net free cash available to the parent company to fund the share repurchases. As a result of Moody’s downgrade in September 2004 with respect to our senior unsecured debt rating, we have announced that we have no present intention to continue repurchasing shares of common stock under our stock repurchase program through the end of 2004. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future ratings action taken by Moody’s or S&P on our senior unsecured debt rating. On November 2, 2004, S&P announced that it had downgraded our senior unsecured debt rating. See Notes 7 and 9 to our condensed consolidated financial statements for additional information regarding the Moody’s and S&P downgrades.

During 2002, we received approximately $48 million in cash and recognized $18 million in tax benefits as a result of option exercises. During the year ended December 31, 2003, we received approximately $42 million in cash and recognized $15 million in tax benefits as a result of option exercises. During the nine months ended

September 30, 2004, we received approximately $12 million in cash and recognized $2 million in tax benefits as a result of option exercises. As a result of the $66 million (in 2002), $57 million (in 2003) and $14 million (in 2004) in realized benefits, our total authority under our stock repurchase program is estimated at $587 million based on the authorization we received from our Board of Directors to repurchase up to an aggregate of $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock.

The following table presents by month additional information related to repurchases of our common stock during the three months ended September 30, 2004:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b) (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)

July 1 - July 31	455,900	$24.37	455,900	$86,500,000

August 1 - August 31	1,715,600	$23.96	1,715,600	$47,600,000

September 1 - September 30	—	$—	—	$51,000,000

Total	2,171,500	$24.04	2,171,500	$51,000,000

(a)	We did not repurchase any shares of our common stock outside our publicly announced repurchase program, which is described above.
(b)	Our repurchase program, as described above, was announced in April 2002, and the additional authority was announced in August 2003.
(c)	Under our stock repurchase program, a total of $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock may be repurchased. The remaining authority under repurchase program excludes future option exercises and tax benefits.
(d)	This program has no expiration date. We had no repurchase program that expired during the three months ended September 30, 2004. As of September 30, 2004, we did not terminate prior to expiration any repurchase program; however, on September 13, 2004, we announced that we have no present intention to continue repurchasing shares of common stock under our stock repurchase program through the end of 2004.

Senior Notes. Our Senior Notes consist of $400 million in aggregate principal amount of 8.375% senior notes due April 2011. The Senior Notes were issued pursuant to an indenture dated as of April 12, 2001. The interest rate payable on our Senior Notes is subject to adjustment from time to time if either Moody’s or S&P downgrades the rating ascribed to the Senior Notes below investment grade (as defined in the indenture governing the Senior Notes). On September 8, 2004, Moody’s announced that it had downgraded our senior unsecured debt rating from Baa3 to Ba1, which triggered an adjustment to the interest rate payable by us on our Senior Notes. As a result of the Moody’s downgrade, effective September 8, 2004, the interest rate on the Senior Notes increased from the original rate of 8.375% per annum to an adjusted rate of 9.875% per annum, resulting in an increase in our interest expense of $6 million on an annual basis. On November 2, 2004, S&P announced that it had downgraded our senior unsecured debt rating from BBB- to BB+. The adjusted interest rate of 9.875% per annum will remain in effect for so long as the Moody’s rating on our senior unsecured debt remains below Baa3 (or the equivalent) or the S&P rating on our senior unsecured debt remains below BBB- (or the equivalent). During any period in which the Moody’s rating on our senior unsecured debt is Baa3 (or the equivalent) or higher and the S&P rating on our senior unsecured debt is BBB- (or the equivalent) or higher, the interest rate payable on the Senior Notes will be equal to the original rate of 8.375% per annum.

The Senior Notes are redeemable, at our option, at a price equal to the greater of:

•	100% of the principal amount of the Senior Notes to be redeemed; and

•	the sum of the present values of the remaining scheduled payments on the Senior Notes to be redeemed consisting of principal and interest, exclusive of interest accrued to the date of redemption, at the rate in effect on the date of calculation of the redemption price, discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable yield to maturity (as specified in the indenture governing the Senior Notes) plus 40 basis points plus, in each case, accrued interest to the date of redemption.

On February 20, 2004, we entered into Swap Contracts to hedge against interest rate risk associated with our fixed rate Senior Notes. See “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the Swap Contracts.

Senior Credit Facility. On June 30, 2004, we entered into a new five-year revolving Credit Agreement. The Credit Agreement refinanced and replaced our previous $175 million 364-day credit facility (which matured June 22, 2004) and $525 million revolving five-year credit facility (which was scheduled to mature June 28, 2006). Under the Credit Agreement, we can obtain letters of credit in an aggregate amount of $200 million. We transferred to the Credit Agreement all existing letters of credit under our previous five-year credit facility. As of September 30, 2004, these letters of credit totaled $113.2 million in the aggregate. No amounts had been drawn on any of these letters of credit as of September 30, 2004. As a result of issuing these letters of credit, the maximum amount that can be drawn under our Credit Agreement is $586.8 million as of September 30, 2004. The borrowings under the Credit Agreement also may be used for general corporate purposes, including acquisitions, and to service our working capital needs. We must repay all borrowings, if any, under the Credit Agreement by June 30, 2009, unless the maturity date under the Credit Agreement is extended. Interest on any amount outstanding under the Credit Agreement is payable monthly at a rate per annum of (a) LIBOR plus a margin ranging from 50 to 112.5 basis points or (b) the higher of (1) the Bank of America prime rate and (2) the federal funds rate plus 0.5%, plus a margin of up to 12.5 basis points. We have also incurred and will continue to incur customary fees in connection with the Credit Agreement. As of September 30, 2004, no amounts were outstanding under our Credit Agreement. The maximum commitment level under the Credit Agreement was $700 million at September 30, 2004.

The Credit Agreement requires us to comply with certain covenants that impose restrictions on our operations, including the maintenance of a maximum leverage ratio, a minimum consolidated fixed charge coverage ratio and minimum net worth and a limitation on dividends and distributions. On September 8, 2004 Moody’s downgraded our senior unsecured debt rating from Baa3 to Ba1 and on November 2, 2004, S&P downgraded our senior unsecured debt rating from BBB- to BB+. Because the Moody’s rating on our senior unsecured debt is below Baa3 and the S&P rating is below BBB-, we are currently prohibited under the terms of the Credit Agreement from making dividends, distributions or redemptions in respect of our capital stock in excess of $75 million in any consecutive four-quarter period, are subject to a minimum borrower cash flow fixed charge coverage ratio rather than the consolidated fixed charge coverage ratio, are subject to additional reporting requirements to the lenders, and are subject to increased interest and fees applicable to any outstanding borrowings and any letters of credit secured under the Credit Agreement. The minimum borrower cash flow fixed charge coverage ratio calculates the fixed charge on a parent company only basis. In the event either Moody’s or S&P upgrades our senior unsecured debt rating to at least Baa3 or BBB-, respectively, our coverage ratio will revert back to the consolidated fixed charge coverage ratio.

Contractual Obligations

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2003 in our Annual Report on Form 10-K for the year ended December 31, 2003. Those contractual obligations include long-term debt, operating leases and other purchase obligations. We do not have significant changes to our contractual obligations as previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

As of September 30, 2004, we had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2003, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, government contracts, goodwill and recoverability of long-lived assets and investments. We have not changed these policies from those previously disclosed in our Annual Report. Our critical accounting policy on estimating reserves for claims and other settlements and health care and other costs payable under government contracts and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of September 30, 2004 are discussed below.

Health Plan Services and Government Contracts

Reserves for claims and other settlements and health care and other costs payable under government contracts include reserves for claims (IBNR claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our two reporting segments, Health Plan Services and Government Contracts.

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

Completion Factor(a), (c) Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims	Government Contracts Increase (Decrease) in Reserves for Claims
2%	$ (44.3) million	$ (13.2) million
1%	$ (22.6) million	$ (6.8) million
(1)%	$ 23.5 million	$ 7.1 million
(2)%	$ 48.0 million	$ 14.4 million

Medical Cost Trend(b), (c) Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims	Government Contracts Increase (Decrease) in Reserves for Claims
2%	$ 21.0 million	$ 3.8 million
1%	$ 10.5 million	$ 1.9 million
(1)%	$ (10.5) million	$ (1.9) million
(2)%	$ (21.0) million	$ (3.8) million

(a)	Impact due to change in completion factor for the most recent three months. A completion factor indicates how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.
(c)	The completion factor and medical cost trend are not independent. A decrease/increase in the completion factor would imply an increase/decrease in medical cost trend and vice versa.

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

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. We generally manage our aggregate regulated subsidiary capital against 300% of Risk Based Capital (RBC) Authorized Control Level, although RBC standards are not yet applicable to all of our regulated subsidiaries. Certain subsidiaries must maintain ratios of current assets to current liabilities pursuant to certain government contracts. Management believes that, as of September 30, 2004, all of the Company’s health plans and insurance subsidiaries met their respective regulatory requirements.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations. Our parent company contributed $20 million to its New Jersey health plan subsidiary to meet statutory capital requirements under state laws and regulations during the nine months ended September 30, 2004. Our parent company did not make any other contributions during the nine months ended September 30, 2004 or thereafter through the date of the filing of this Form 10-Q.

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

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2004. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $16.8 million as of September 30, 2004.

Our calculated VAR exposure represents an estimate of reasonably possible net losses that could be recognized on our investment portfolios assuming hypothetical movements in future market rates and are not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in our investment portfolios during the year. We believe, however, that any loss incurred would be substantially offset by the effects of interest rate movements on our liabilities, since these liabilities are affected by many of the same factors that affect asset performance; that is, economic activity, inflation and interest rates, as well as regional and industry factors.

In addition to the market risk associated with our investments, we have interest rate risk due to our fixed rate borrowings.

We use Swap Contracts as a part of our hedging strategy to manage certain exposures related to the effect of changes in interest rates on the fair value of our Senior Notes. On February 20, 2004, we entered into four Swap Contracts related to the Senior Notes. Under the Swap Contracts, we agree to pay an amount equal to a specified variable rate of interest times a notional principal amount and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The Swap Contracts are entered into with a number of major financial institutions in order to reduce counterparty credit risk.

The Swap Contracts have an aggregate principal notional amount of $400 million and effectively convert the fixed interest rate on the Senior Notes to a variable rate equal to the six-month London Interbank Offered Rate plus 399.625 basis points. See Notes 2 and 9 to the condensed consolidated financial statements for additional information regarding the Swap Contracts.

The interest rate on borrowings under our Credit Agreement, of which there were none as of September 30, 2004, is subject to change because of the varying interest rates that apply to borrowings under the Credit Agreement. For additional information regarding our credit facility, see “Liquidity and Capital Resources—Financing Activities” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.

The fair value of our fixed rate borrowing as of September 30, 2004 was approximately $494 million which was based on bid quotations from third-party data providers. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of September 30, 2004. These cash outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of September 30, 2004 prior to entering into the Swap Contracts.

	2004	2005	2006	2007	2008	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowing:
Principal	$—	$—	$—	$—	$—	$400.0	$400.0
Interest	34.1	39.5	39.5	39.5	39.5	98.8	290.9
Expected cash (inflow) outflow from Swap Contracts (a)	(5.9)	(5.2)	(2.0)	0.1	2.0	11.1	0.1

Cash outflow on fixed-rate borrowing	$28.2	$34.3	$37.5	$39.6	$41.5	$509.9	$691.0

(a)	Expected cash (inflow) outflow from Swap Contracts as of the most recent practicable date of October 29, 2004 is $(5.9) million, $(5.6) million, $(2.8) million, $(0.6) million and $11.2 million for 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of such period.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 10 to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A description of our stock repurchase program and tabular disclosure of the information required under this Item 2 is contained under the caption “Financing Activities” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

4.1	Fourth Amendment to Rights Agreement dated as of July 26, 2004 by and among the Company, Computershare Investor Services, L.L.C. and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 27, 2004 and incorporated by reference herein).

4.2	Specimen Common Stock Certificate (filed as Exhibit 8 to the Company’s Form 8-A/A filed with the Commission on July 26, 2004 and incorporated by reference herein).

10.1	Amended Employment Letter Agreement dated as of July 2, 2004 between the Company and Jeffrey M. Folick, a copy of which is filed herewith.

10.2	Employment Letter Agreement dated as of August 26, 2004 between the Company and Anthony S. Piszel, a copy of which is filed herewith.

10.3	Amendment Number Four to Health Net, Inc. 401(k) Savings Plan adopted August 19, 2004, a copy of which is filed herewith.

10.4	Amendment Number One to Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of August 1, 2004, a copy of which is filed herewith.

11.1	Statement relative to computation of per share earnings of the Company (included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: November 5, 2004	By:	/s/ JAY M. GELLERT
Jay M. Gellert President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2004	By:	/s/ ANTHONY S. PISZEL
Anthony S. Piszel Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

4.1	Fourth Amendment to Rights Agreement dated as of July 26, 2004 by and among the Company, Computershare Investor Services, L.L.C. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 27, 2004).

4.2	Specimen Common Stock Certificate (filed as Exhibit 8 to the Company’s Form 8-A/A filed with the Commission on July 26, 2004 and incorporated by reference herein).

10.1	Amended Employment Letter Agreement dated as of July 2, 2004 between the Company and Jeffrey M. Folick, a copy of which is filed herewith.

10.2	Employment Letter Agreement dated as of August 26, 2004 between the Company and Anthony S. Piszel, a copy of which is filed herewith.

10.3	Amendment Number Four to Health Net, Inc. 401(k) Savings Plan adopted August 19, 2004, a copy of which is filed herewith.

10.4	Amendment Number One to Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of August 1, 2004, a copy of which is filed herewith.

11.1	Statement relative to computation of per share earnings of the Company (included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.