Form 10-K
period 2004-12-31
HEALTH NET INC
filed 2005-03-15
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 27, 2004 was $2,880,397,670 (which represents 112,427,701 shares of Common Stock held by such non-affiliates multiplied by $25.62, the closing sales price of such stock on the New York Stock Exchange on June 25, 2004).

The number of shares outstanding of the registrant’s Common Stock as of March 11, 2005 was 112,334,885 (excluding 23,173,029 shares held as treasury stock).

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2004.

HEALTH NET, INC.

i

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

Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (“HMOs”), insured preferred provider organizations (“PPOs”) and point-of-service (“POS”) plans to approximately 6.5 million individuals in 27 states and the District of Columbia through group, individual, Medicare, Medicaid and TRICARE programs. We also offer managed health care products related to behavioral health and prescription drugs. In addition, we own health and life insurance companies licensed to sell exclusive provider organization (“EPO”), PPO, POS and indemnity products, as well as auxiliary non-health products such as life and accidental death and dismemberment, dental, vision, behavioral health and disability insurance, in 37 states and the District of Columbia.

Our executive offices are located at 21650 Oxnard Street, Woodland Hills, California 91367, and our Internet web site address is www.healthnet.com.

We make available free of charge on or through our Internet web site, www.healthnet.com, all of our reports on Forms 10-K, 10-Q and 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and charters for the Audit Committee, Compensation Committee, Governance Committee and Finance Committee of our Board of Directors are also available on our Internet web site. We will provide electronic or paper copies free of charge upon request. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Segment Information

We currently operate within two reportable segments, Health Plan Services and Government Contracts, each of which is described below. For additional financial information regarding our reportable segments, see Note 15 in the Notes to Consolidated Financial Statements included as part of this Annual Report on Form 10-K.

Health Plan Services Segment

Our Health Plan Services segment includes the operations of our health plans in Arizona, California, Connecticut, New Jersey, New York and Oregon, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. We have approximately 3.5 million at-risk and 0.1 million administrative services only (“ASO”) members in our Health Plan Services segment.

Managed Health Care Operations

We offer a full spectrum of managed health care products and services. Our strategy is to offer to employers and individuals a wide range of managed health care products and services that, among other things, provide comprehensive coverage and contain health care costs increases. Over the past five years, we have focused on expanding our POS and PPO product lines, which we believe will enable us to offer greater flexibility to employer groups and individual insureds. As of December 31, 2004, 46% of our commercial members were covered by POS and PPO products, 51% were covered by conventional HMO products and 3% were covered by EPO and fee-for-service products.

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

Over the past several years, we have consolidated our health plan operations in six key states, Arizona, California, Connecticut, Oregon, New Jersey and New York and have seen significant growth in our small group business (generally defined as an employer group with 2 to 50 employees). We have also adopted newer forms of medical management techniques that focus on demand management and early development of Consumer Directed Health Plan products. For information regarding the marketing and sales of our health plans and our medical management techniques, see “Additional Information Concerning our Business—Marketing and Sales and—Medical Management.”

The pricing of our products is designed to reflect the varying costs of care based on the benefit alternatives in our products. We provide employers and employees the ability to select and enroll in products with greater managed health care and cost containment elements. In general, our HMOs provide comprehensive health care coverage for a fixed fee or premium that does not vary with the extent or frequency of medical services actually received by the member. PPO enrollees choose their medical care from a panel of contracting providers or choose a non-contracting provider and are reimbursed on a traditional indemnity plan basis after reaching an annual deductible. POS enrollees choose, each time they receive care, from conventional HMO or indemnity-like (in-network and out-of-network) coverage, with payments and/or reimbursement depending on the coverage chosen. We assume both underwriting and administrative expense risk in return for the premium revenue we receive from our HMO, POS and PPO products. We have contractual relationships with health care providers for the delivery of health care to our enrollees.

The following table contains information relating to our commercial large group members (generally defined as an employer group with more than 50 employees), commercial small group and individual members, ASO members, Medicare members and Medicaid members as of December 31, 2004 (our Medicare and Medicaid businesses are discussed below under “Medicare Products” and “Medicaid Products”):

Commercial—Large Group	1,714,152	(a)
Commercial—Small Group & Individual	808,370	(b)
Medicare Members (risk only)	170,943
Medicaid Members	831,421
ASO members	80,612

(a)	Includes 1,097,276 HMO members, 127,667 PPO members, 415,248 POS members, 50,306 EPO members and 23,655 Fee for Service (“FFS”) members.
(b)	Includes 188,240 HMO members, 39,750 of which are members under our arrangement with The Guardian Life Insurance Company of America (“The Guardian”); 232,796 PPO members; 386,073 POS members, 220,376 of which are members under our arrangement with The Guardian; 716 EPO members and 545 FFS members. For additional information regarding our arrangement with The Guardian, see “Managed Health Care Operations—Northeast” below.

The following table sets forth certain information regarding our employer groups in the commercial managed care operations of our Health Plan Services segment as of December 31, 2004:

Number of Employer Groups	36,194
Largest Employer Group as % of commercial enrollment	3.9%
10 largest Employer Groups as % of commercial enrollment	16.6%

A general description of our health plan operations in Arizona, California, Oregon, Connecticut, New Jersey and New York is set forth below.

Arizona. In Arizona, we believe that our commercial managed care operations rank us seventh largest as measured by total membership and fourth largest as measured by size of provider network. Our commercial membership in Arizona was 129,055 as of December 31, 2004, which represented an increase of approximately 8% during 2004. This increase was primarily due to increased sales of our PPO products in the large and small group markets. Our Medicare membership in Arizona was 34,565 as of December 31, 2004, which represented a decrease of approximately 5% during 2004. We did not have any Medicaid members in Arizona as of December 31, 2004 or 2003.

California. We believe that Health Net of California, Inc., our California HMO (“HN California”), is the second largest HMO in California in terms of membership and the largest in terms of size of provider network. Our commercial membership in California as of December 31, 2004 was 1,560,446, which represented a decrease of approximately 7% during 2004. The decrease in commercial membership was primarily due to the implementation of higher premiums during 2004. Our commercial membership in the small group and individual market in California was 459,159 as of December 31, 2004, which represented a decrease of approximately 12% during 2004. Our Medicare membership in California as of December 31, 2004 was 95,449, which represented a decrease of approximately 4% during 2004. Our Medicaid membership in California as of December 31, 2004 was 695,613 members, which represented a decrease of approximately 1% during 2004.

Oregon. We believe that our Oregon operations make us the sixth largest managed care provider in Oregon in terms of membership. Our commercial membership in Oregon was 138,479 as of December 31, 2004, which represented an increase of approximately 15% during 2004. Of these members, approximately 11,459 reside in Washington. Our Medicare membership in Oregon increased by 8,202 members to 8,594 as of December 31, 2004 from 392 as of December 31, 2003. This increase was primarily due to our Oregon health plan’s participation in a Medicare PPO demonstration project. We did not have any Medicaid members in Oregon as of December 31, 2004 or 2003.

Northeast. Our Northeast operations are conducted in Connecticut, New Jersey and New York. For our large employer group business, we directly market commercial HMO, PPO and POS products in Connecticut and New York and commercial HMO and POS products in New Jersey. For our small employer group business in Connecticut, New Jersey and New York, we offer HMO, PPO and POS products through a marketing agreement with The Guardian pursuant to which we do business under the brand name “Healthcare Solutions.” Under the agreement, The Guardian generally has the exclusive right to market and sell our HMO, PPO and POS products to small employer groups. This exclusivity right ceases if certain sales and marketing related requirements are not met. We generally share the profits of Healthcare Solutions equally with The Guardian, subject to certain terms of the marketing agreement related to expenses. The Guardian is a mutual insurer (owned by its policy owners) which offers financial products and services, including individual life and disability income insurance, employee benefits, pensions and 401(k) products. The Guardian is headquartered in New York and has over 3,000 financial representatives in over 100 general agencies.

We believe our Connecticut operations make us the second largest managed care provider in terms of membership and the fourth largest in terms of size of provider network in Connecticut. Our commercial membership in Connecticut was 233,048 as of December 31, 2004 (including 41,232 members under The Guardian arrangement), a decrease of approximately 8% since December 31, 2003. This decrease was primarily due to the implementation of higher premiums during 2004 . Our Medicare membership in Connecticut was 26,596 as of December 31, 2004, which represented a decrease of approximately 3% during 2004, and our Medicaid membership in Connecticut was 93,774 as of December 31, 2004, which represented a decrease of approximately 5% during 2004.

We believe our New Jersey operations make us the fourth largest managed care provider in terms of membership and the fifth largest in terms of size of provider network in New Jersey. Our HMO membership in

New Jersey was 209,516 as of December 31, 2004 (including 111,237 members under The Guardian arrangement), which represented a decrease of approximately 29% during 2004. This decrease was primarily due to the implementation of higher premiums during 2004. Our Medicaid membership in New Jersey was 42,034 as of December 31, 2004, which represented a decrease of approximately 7% during 2004. We did not have any Medicare members in New Jersey as of December 31, 2004 or 2003.

We believe our New York HMO and PPO operations make us the tenth largest managed care provider in terms of membership and the fifth largest in terms of size of provider network in New York. In New York, we had 251,967 commercial members as of December 31, 2004, which represented a decrease of approximately 7% during 2004. This decrease was primarily due to the implementation of higher premiums during 2004. Such membership included 107,657 members under The Guardian arrangement. Our Medicare membership in New York was 5,739 as of December 31, 2004, which represented an increase of 1% during 2004. We did not have any Medicaid members in New York as of December 31, 2004 or 2003.

Medicare Products

We offer our Medicare products directly to individuals and through employer groups. To enroll in one of our Medicare plans, covered persons must be eligible for Medicare. We provide or arrange health care services normally covered by Medicare, plus a broad range of health care services not covered by traditional Medicare programs. The federal Centers for Medicare & Medicaid Services (“CMS”) pays us a monthly amount for each enrolled member based, in part, upon the “Adjusted Average Per Capita Cost,” as determined by CMS’ analysis of fee-for-service costs related to beneficiary demographics and other factors. Depending on plan design and geographic area, we may charge a monthly premium. We also provide Medicare supplemental coverage to 39,066 members through either individual Medicare supplement policies or employer group sponsored coverage.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. As a result of this legislation, Medicare private market plans are in the process of changing their names from Medicare+Choice to Medicare Advantage. The name change will become fully effective in 2006. See “Government Regulation—Federal Legislation and Regulation—Medicare Legislation” and “Risk Factors—Our businesses are highly regulated” for additional information regarding the Medicare legislation.

Our Medicare Advantage plans had a combined membership of 170,943 as of December 31, 2004, compared to 169,239 as of December 31, 2003.

Medicaid Products

As of December 31, 2004, we had an aggregate of 831,421 Medicaid members compared to 845,526 members as of December 31, 2003, principally in California. Of our 831,421 Medicaid members as of December 31, 2004, 476,355 reside in Los Angeles County, California. We also had Medicaid members and operations in Connecticut and New Jersey. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Enrollment Information” for detailed information regarding our Medicaid enrollment by state. To enroll in our Medicaid products, an individual must be eligible for Medicaid benefits under the appropriate state regulatory requirements. Our Medicaid HMO products include, in addition to standard Medicaid coverage, certain additional services including dental and vision benefits. The applicable state agency pays our HMOs a monthly fee for the coverage of our Medicaid members.

Our California HMO, HN California, participates in the State Children’s Health Insurance Program (“SCHIP”), which, in California, is known as the Healthy Families program. As of December 31, 2004, there were 93,288 members in our Healthy Families program. SCHIP was designed as a federal/state partnership, similar to Medicaid, with the goal of expanding health insurance to children whose families earn too much money to be eligible for Medicaid, but not enough money to purchase private insurance. Member premiums, which range from $4 to $9 per child, per month, are subsidized by the State of California. California receives two-thirds of the funding for the program from the federal government.

Administrative Services Only Business

We provide ASO products to large employer groups in California, Connecticut, New Jersey and New York. Under these arrangements, we provide claims processing, customer service, medical management, provider network access and other administrative services without assuming the risk for medical costs. We are generally compensated for these services on a fixed per member per month basis. Our largest concentration of ASO business is in the Northeast and, in particular, Connecticut. As of December 31, 2004, we had 80,612 members through our ASO business. Of those members, approximately 76,000 were located in the Northeast.

Indemnity Insurance Products

We offer insured PPO, POS, EPO and indemnity products as “stand-alone” products and as part of multiple option products in various markets. These products are offered by our health and life insurance subsidiaries which are licensed to sell insurance in 37 states and the District of Columbia. Through these subsidiaries, we also offer group HMO members auxiliary non-health products such as group life and accidental death and dismemberment, dental, vision, behavioral health and disability insurance. Our health and life insurance products are provided throughout most of our service areas.

Other Specialty Services and Products

We offer pharmacy benefits, behavioral health, dental and vision products and services (through strategic relationships with third parties), as well as managed care products related to cost containment for hospitals, health plans and other entities as part of our Health Plan Services segment.

Pharmacy Benefit Management. We provide pharmacy benefit management services to Health Net members through our wholly-owned subsidiary, Health Net Pharmaceutical Services, Inc. (“HNPS”). HNPS provides integrated PBM services to approximately 3.2 million Health Net members who have pharmacy benefits, including approximately 170,000 seniors. HNPS manages these benefits in an effort to achieve the lowest cost for its customers. HNPS focuses its effort on encouraging appropriate use of medications to enhance the overall member outcome while controlling overall cost to the health plan, member and employer. A committee of internal and external physicians and pharmacists select medications by therapeutic class that offer demonstrable clinical value. A cost effective option is then selected from equivalently effective options.

HNPS offers affiliated health plans flexible benefit designs, cost and trend management, and delivery systems at a reasonable cost. HNPS outsources certain capital and labor-intensive functions of pharmacy benefit management, such as claims processing and mail order services in order to provide cost control. HNPS also provides pharmacy benefit administration services to non-affiliated customers who wish to self-fund their pharmacy benefit.

Behavioral Health. We provide behavioral health services through our wholly-owned subsidiary, Managed Health Network, Inc., and its subsidiaries (collectively “MHN”). MHN holds a license in California under the Knox-Keene Health Care Service Plan Act of 1975 (the “Knox-Keene Act”) as a Specialized Health Care Service Plan. MHN offers behavioral health, substance abuse and employee assistance programs (“EAPs”) on an insured and self-funded basis to employers, governmental entities and other payers in various states. These services are offered as a standard part of most of our commercial health plans. They are also sold in conjunction with other commercial and Medicare products and on a stand-alone basis to unaffiliated health plans and employer groups.

Employers participating in MHN’s programs range in size from Fortune 100 companies to mid-sized companies with under 100 employees. MHN’s strategy is to extend its market share in the Fortune 500 and health plan markets, through a combination of direct, consultant/broker and affiliate sales. MHN intends to achieve additional market share by broadening its employer products, including using the Internet as a distribution channel and by continuing to pursue sales of mental health plans that are not integrated in comprehensive benefit plans.

MHN’s products and services were being provided to over 7.3 million individuals as of December 31, 2004, with approximately 2.3 million individuals under risk-based programs, approximately 2.3 million individuals under self-funded programs and approximately 2.8 million individuals under EAP.

In 2004, MHN’s total revenues were $231 million. Of that amount, $153 million represented revenues from business with MHN affiliates and $78 million represented revenues from non-affiliate business.

Dental and Vision. As a result of the sale of our dental and vision subsidiaries in 2003, we no longer underwrite or administer stand-alone dental and vision products. We continue to make available to our current and prospective members in Arizona, California and Oregon, private label dental products through a strategic relationship with SafeGuard Health Enterprises, Inc. (“SafeGuard”) and private label vision products through a strategic relationship with EyeMed Vision Care LLC (“EyeMed”). The stand alone dental products are underwritten and administered by SafeGuard companies and the stand alone vision products are underwritten by Fidelity Security Life Insurance Company and administered by EyeMed.

Government Contracts Segment

Our Government Contracts segment includes government-sponsored managed care plans through the TRICARE program and other health care-related government contracts. Our Government Contracts segment administers one large, multi-year managed health care government contract and other health care related government contracts. Certain components of these contracts are subcontracted to unrelated third parties.

TRICARE

Our wholly-owned subsidiary, Health Net Federal Services, Inc. (“HNFS”), administers a large managed care federal contract with the U.S. Department of Defense (the “Department of Defense”) under the TRICARE program in the North Region. Through the TRICARE program, HNFS provides eligible beneficiaries with improved access to care, lower costs and improved quality. We have been serving the Department of Defense since 1988 under the TRICARE program and its predecessor programs. We believe we have established a solid history of operating performance under our contracts with the Department of Defense. We believe there will be further opportunities to serve the Department of Defense and other governmental organizations in the future.

During 2004, we began the transition from our old TRICARE contracts to our new TRICARE contract for the North Region. Our old TRICARE contracts were comprised of three contracts covering five regions:

•	Region 11, covering Washington, Oregon and part of Idaho

•	Region 6, covering Arkansas, Oklahoma, most of Texas, and most of Louisiana

•	Regions 9, 10 and 12, covering California, Hawaii, Alaska and part of Arizona

Our TRICARE contract for the North Region is one of three regional contracts awarded by the Department of Defense in August 2003 under the TRICARE Program. The North Region contract is a five-year contract and covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers a small portion of Tennessee, Missouri and Iowa. Under the TRICARE contract for the North Region, we provide health care services to approximately 2.9 million Military Health System (“MHS”) eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries), including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.1 million other MHS-eligible beneficiaries for whom we provide administrative services only.

HNFS began health care delivery on the TRICARE contract for the North Region on July 1, 2004 for the area that was previously TRICARE Regions 2 and 5 (now referred to as the Mid-Atlantic and Heartland sub-

regions) and September 1, 2004 for the area that was previously TRICARE Region 1 (now referred to as the National Capital and Northeast sub-regions).

Health care delivery ended under our former Region 11 contract on May 31, 2004, our former Regions 9, 10 and 12 contract on June 30, 2004, and our former Region 6 contract on October 31, 2004.

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

As of December 31, 2004, there were 1,350,153 TRICARE eligibles enrolled in TRICARE Prime under our North Region contract. The total estimated number of eligible beneficiaries for the North Region contract as of December 31, 2004, based on data provided by the Department of Defense, was 2,928,627.

There are certain differences in the economic structure of the new TRICARE contract for the North Region as compared to our old TRICARE contracts. The old TRICARE contracts included a fixed price for health care costs for the term of the contracts, subject to adjustment based primarily on the number of TRICARE eligibles and utilization of services within military hospitals and clinics, with underruns and overruns of our fixed price provision borne 70% by the government and 30% by us. The new TRICARE contract includes a target price for the cost reimbursed health care costs which is negotiated annually during the term of the contract, with underruns and overruns of our target price provision borne 80% by the government and 20% by us. Under our old contracts, the administrative price was fixed, whereas under the new contract certain components of the administrative price are subject to volume-based adjustments.

With respect to cash flow, under the old contracts we were paid monthly based on incurred claims with an annual reconciliation of the risk sharing provision. Under the new contract, we are paid within five days for each claims run based on paid claims with an annual reconciliation of the risk sharing provision. Under the old contracts, we were responsible for providing pharmaceutical benefits, claims processing for TRICARE and Medicare dual eligibles and certain marketing and education services that we will not provide under the new contract. Under the old contracts and the new contract, the administrative price is paid on a monthly basis, one month in arrears.

We believe that the changes in the economic structure of the new TRICARE contract, when compared to our old TRICARE contracts, should reduce our risk related to the ability to accurately project our profitability over the term of the new contract. For additional information regarding our TRICARE contract for the North Region, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other Department of Defense Contracts

During 2004, HNFS managed two behavioral health services subcontracts which support prime contracts issued by the Department of Defense’s Quality of Life Office. Under these subcontracts, HNFS and MHN have teamed together to provide family counseling and domestic abuse victim advocacy to members of the U.S. military and their families at certain Department of Defense locations in the United States, Germany and Italy. The services provided under these subcontracts are not TRICARE benefits and are provided independently from the services provided under our TRICARE contract for the North Region. Total revenue for these subcontracts as of December 31, 2004 was $5,595,939.

Veterans Affairs

During 2004, HNFS administered 17 contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 12 states. HNFS also managed 21 other contracts with the U.S. Department of Veterans Affairs in 135 locations and one contract with the U.S. Marshals Service for claims re-pricing services. Total revenues for our Veterans Affairs business were approximately $20.1 million as of December 31, 2004, representing a 17.5% increase over 2003. These revenues are derived from service fees received and have no insurance risk associated with them.

Provider Relationships and Responsibilities

We maintain a network of qualified physicians, hospitals and other health care providers in each of the states we offer managed care products and services.

Physician Relationships

The following table sets forth the number of primary care and specialist physicians contracted either directly with our HMOs or through our contracted participating physician groups (“PPGs”) as of December 31, 2004:

Primary Care Physicians (includes both HMO and PPO physicians)	49,621
Specialist Physicians (includes both HMO and PPO physicians)	108,215
Total	157,836

Under many of our HMO plans and POS plans, and primarily in California, members are required to select a PPG and a primary care physician from within that group. In our other plans, including most of our plans outside of California, members may be required to select a primary care physician from the broader HMO network panel of primary care physicians. Some HMO “open access” plans and PPO plans do not require the member to select a primary care physician. The primary care physicians and PPGs assume overall responsibility for the care of members. Medical care provided directly by such physicians includes the treatment of illnesses not requiring referral, and may include physical examinations, routine immunizations, maternity and child care, and other preventive health services. The primary care physicians and PPGs are responsible for making referrals (approved by the HMO’s or PPG’s medical director as required under the terms of our various plans) to specialists and hospitals. Certain of our HMOs offer enrollees “open panels” under which members may access any physician in the network, or network physicians in certain specialties, without first consulting their primary care physician.

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

Our Connecticut HMO has a capitation contract with the Connecticut State Medical Society IPA (“CSMS”). However, all administration, referral authorization and claims administration is performed by our Connecticut health plan. Physicians are paid on a fee-for-service basis and reinsurance is provided by Health Net Services (Bermuda), Ltd., a wholly-owned subsidiary of the Company, to the IPA if claims exceed a specified aggregate limit, which means we effectively assume all risk for costs exceeding the capitation payment. We are in the process of renegotiating our contract with CSMS to eliminate the capitation arrangement and, as such, the need for reinsurance. We currently expect to finalize the new contract with CSMS on or prior to the end of the first quarter of 2005.

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

In late 2001, we began to see a pronounced increase in the number of high dollar, stop-loss inpatient claims we were receiving from hospitals. This increase was caused by some hospitals, primarily in California, aggressively raising chargemasters and billing for items separately when we believed they should have been included in the base charge. We responded to this trend by instituting a number of practices designed to reduce the cost of these claims, including, but not limited to, line item review of itemized billing statements and review of, and adjustment to, the level of prices charged on stop-loss claims.

By early 2004 we began to see evidence that our claims review practices were causing significant friction with hospitals. In the fourth quarter of 2004, management decided to enter into negotiations to settle a large number of provider disputes in our California and Northeast health plans, a majority of which related to alleged underpayment of stop-loss claims. As a result of management’s decision to settle these provider disputes, we recorded a $169 million pre-tax charge in the fourth quarter of 2004 for expenses associated with provider settlements that have been, or are currently in the process of being, resolved. We are now in the process of renegotiating our contracts with our California hospitals to provide for, among other things, a fixed reimbursement structure for reimbursement of inpatient costs, including methodologies such as diagnostic-related groupings, higher stop-loss thresholds and not-to-exceed provisions. For additional information regarding provider disputes and the fourth quarter 2004 earnings charge, see “Item 3. Legal Proceedings—Provider Disputes” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Additional Information Concerning Our Business

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

Our key competitors in California are Kaiser Permanente, Blue Cross of California, PacifiCare of California and Blue Shield of California. Kaiser is the largest HMO in California based on number of enrollees and Blue Cross of California is the largest PPO provider in California based on number of enrollees . All together, these four plans and Health Net account for a majority of the insured market in California. There are also a number of small, regional-based health plans that compete with Health Net primarily in the small business group market segment. The combined commercial HMO membership for Aetna, Inc., CIGNA Corp. and the regional plans constitutes approximately 7% of the insured market in the state.

Our largest competitor in Arizona is Blue Cross/Blue Shield. Our Arizona HMO also competes with UnitedHealth Group Inc., CIGNA, PacifiCare Health Systems, Inc., Aetna and Humana Inc. Our Oregon health plan competes primarily against Kaiser, PacifiCare of Oregon, Providence, Regence Blue Cross Blue Shield and Lifewise.

Our Connecticut health plan competes for business with WellPoint, Inc., ConnectiCare, Inc. and CIGNA. Our main competitors in New York are UnitedHealthcare/Oxford Health Plans, WellChoice, Inc. and Aetna. Our main competitors in New Jersey are UnitedHealthcare/Oxford Health Plans, Horizon Blue Cross and Health Insurance Plan of New York.

Marketing and Sales

We market our products and services to individual members through independent brokers, agents and consultants and through the Internet. We market our products and services for our group health business utilizing a three-step process. We first market to potential employer groups and group insurance brokers and consultants.

We then provide information directly to employees once the employer has selected our health coverage. Finally, we engage members and employers in marketing for member and group retention. Although we market our products and services primarily through independent brokers, agents and consultants, we use our limited internal sales staff to serve certain large employer groups. Once selected by a large employer group, we solicit enrollees from the employee base directly. During “open enrollment” periods when employees are permitted to change health care programs, we use a variety of techniques to attract new enrollees, including, without limitation, direct mail, work day and health fair presentations and telemarketing. Our sales efforts are supported by our marketing division, which engages in product research and development, multicultural marketing, advertising and communications, and member education and retention programs.

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

We believe that the importance of the ultimate health care consumer (or member) in the health care product purchasing process is likely to increase in the future, particularly in light of advances in technology and online resources. Accordingly, we intend to focus our marketing strategies on the development of distinct brand identities and innovative product service offerings that will appeal to potential health plan members. For example, in 2004, we introduced Decision PowerSM, which is a series of programs designed to more directly involve patients in their health care decisions. These programs allow our members to access information and consult with health coaches as they are making decisions regarding health care issues. We first introduced Decision PowerSM to a select group of health plan participants in January 2004 and, in 2005, are expanding access to Decision PowerSM to a broader range of our health plan members. Based on feedback received from health plan members who have participated in the Decision PowerSM programs, we believe Decision PowerSM is being met favorably throughout our service areas. We believe that Decision PowerSM could be a meaningful competitive differentiator for our health plans in the future.

Health Net One Systems Consolidation Project

We are in the process of converting a number of information systems in our health plan business to a single system environment. At the completion of the project, we will consolidate various systems into one general ledger system, one core claims system, one data warehouse system and one core web system. In addition, we will reduce our number of surround information systems to 16 and consolidate our data centers to a single site with a tested backup facility. Key actions completed on the Health Net One systems consolidation project to date include consolidation to a single general ledger, consolidation of health plan portals, consolidation of data centers to a single site with backup facilities, consolidation of surround information systems and conversion of Arizona’s core claims system. In late 2003, we converted to a common eligibility database and in 2004 we converted to a common provider database. In order to increase our focus on market demands, revenue generation and cost-containment initiatives and to ensure the continued stabilization of claim payment patterns, we have decided to change the sequence of the Health Net One initiatives, placing the medical management initiatives and developing market capabilities ahead of the claim components of Health Net One. As a result, the conversion of the California and Oregon claims systems have been rescheduled for 2006. We believe that completion of the Health Net One systems consolidation project will improve customer/client service and communication, national product capabilities realize operational and cost efficiencies and improve our decision making capability. In addition, we believe that completion of the project will enable us to improve our claims turnaround time, auto adjudication rates, electronic data interchange and Internet capabilities. However, there are risks associated with the Health Net One systems consolidation project. See “Risk Factors—The failure to effectively maintain our management information systems could adversely affect our business.”

Medical Management

We believe that managing health care costs is an essential function for a managed care company. Among the medical management techniques we utilize to contain the growth of health care costs are pre-authorization or certification for outpatient and inpatient hospitalizations and a concurrent review of active inpatient hospital stays and discharge planning. We also contract with third parties to manage certain conditions such as neonatal intensive care unit admissions and stays, as well as chronic conditions such as asthma, diabetes and congestive heart failure. These techniques are widely used in the managed care industry and are accepted practice in the medical profession. In 2004, we adopted several new initiatives, primarily in the Northeast, intended to strengthen medical management practices and to help lower commercial health care cost trends. We recontracted for radiology services, engaged a new out-of-network contractor and implemented more stringent inpatient concurrent review. We began to see some positive results from these initiatives throughout 2004. For example, our more focused inpatient review processes caused commercial hospital days per thousand commercial enrollees in New Jersey to drop from 263 in the first quarter of 2004 to 246 in the fourth quarter of 2004. We expect to continue to see positive results, including lower commercial health care cost trends throughout 2005. We are also engaged in similar efforts in California, where the focus has been management of inpatient hospital stays and recontracting with hospitals to reduce our exposure to charge-based reimbursement.

Accreditation

We pursue accreditation for certain of our health plans from the National Committee for Quality Assurance (“NCQA”), the Joint Committee on Accreditation of Healthcare Organizations (“JCAHO”) and the Utilization Review Accreditation Commission (“URAC”). NCQA, JCAHO and URAC are independent, non-profit organizations that review and accredit HMOs. HMOs that comply with review requirements and quality standards receive accreditation. Our California HMO subsidiary has received NCQA accreditation, our Connecticut, New Jersey and New York subsidiaries have received JCAHO accreditation and MHN and our Arizona subsidiary have each received URAC accreditation. Certain of our health plan subsidiaries are in the process of applying for NCQA or JCAHO accreditation.

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

Government Regulation

Our business is subject to comprehensive federal regulation and state regulation in the jurisdictions in which we do business. These laws and regulations govern how we conduct our businesses and result in additional requirements, restrictions and costs to us. We believe we are in compliance in all material respects with all current state and federal laws and regulations applicable to our business. Certain of these laws and regulations are discussed below.

Federal Legislation and Regulation

Medicare Legislation. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) was signed into law. This complex legislation made many significant structural changes to the federal Medicare program. Of special interest to us and other companies with Medicare contracts is that funding has been increased to the Medicare Advantage program in 2004 and 2005. In addition, Health Savings Accounts were allowed as part of the MMA for non-Medicare eligible individuals and groups. The MMA also added a voluntary prescription drug benefit, called a “Part D” benefit, that will be available to Medicare beneficiaries starting January 1, 2006. Medicare Advantage plans will be required to offer the voluntary prescription drug benefit in at least one of their product options. The MMA also authorized a Medicare-endorsed prescription drug card program that is offered on a voluntary basis and provides Medicare beneficiaries access to prescription drug discounts. We participate in the prescription drug discount card program and began offering the card to our members in June 2004. These drug cards will cease being available when the voluntary prescription drug benefit program is implemented in January 2006.

The MMA changes the methodology for payment to private plans beginning in 2006, when a form of competitive bidding begins. The first bids are due in June 2005. For the Medicare Advantage plans, the bidding process compares each plan’s bid, which is based on historical health care costs, to a benchmark cost figure developed by CMS. The projected savings from the benchmark rate will be used 75% to fund additional benefits. The remaining 25% will be retained by CMS. The MMA also authorized regional PPOs to serve 26 regions, and other features with the intent to provide a private market option on a broader scale across the United States.

Many significant parts of the MMA were addressed through the regulatory process. The CMS issued final regulations to implement the MMA in January 2005. We are engaged in intensive evaluation of this legislation and the related regulations and intend to pursue opportunities either enhanced or created by the law. We have also restructured our Medicare program management team in an effort to build infrastructure to capitalize on opportunities presented by the MMA. The restructured Medicare program management team has been designed to increase our capability for effective execution on growth and cost management initiatives in response to opportunities presented by the MMA and the Medicare program generally.

Privacy Regulations. The use of individually identifiable data by our businesses is regulated at the federal, state and local level. These laws and regulations are changed frequently by legislation or administrative interpretation. Various state laws address the use and maintenance of individually identifiable health data. Most are derived from Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the privacy provisions in the federal Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Gramm-Leach-Bliley Act”).

HIPAA and the implementing regulations that have been adopted in connection therewith impose obligations for issuers of health insurance coverage and health benefit plan sponsors relating to the privacy and security of electronically transmitted protected health information (“PHI”). The regulations, consisting of privacy regulations, transactions and codeset requirements and security regulations require health plans, clearinghouses and providers to:

•	comply with various requirements and restrictions related to the use, storage and disclosure of PHI,

•	adopt rigorous internal procedures to protect PHI,

•	create policies related to the privacy of PHI and

•	enter into specific written agreements with business associates to whom PHI is disclosed.

The regulations also establish significant criminal penalties and civil sanctions for non-compliance. We are in compliance with the HIPAA privacy regulations and the requirements relating to transactions and codesets. The security regulations have a compliance date of April 2005 and we have implemented many of the security regulations well in advance of the compliance date. In addition, we have created a security plan to ensure appropriate compliance prior to the effective date for the remaining security regulations.

The Gramm-Leach-Bliley Act generally requires insurers to provide customers with notice regarding how their personal health and financial information is used and the opportunity to “opt out” of certain disclosures before the insurer shares non-public personal information with a non-affiliated third party. Like HIPAA, this law sets a “floor” standard, allowing states to adopt more stringent requirements governing privacy protection.

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

California Laws and Regulations

Health Insurance Act of 2003. In October 2003, the Governor of California signed the Health Insurance Act of 2003 (the “California Health Insurance Act”), commonly referred to as “pay or play,” which would have required all California employers employing more than 200 employees to pay a fee or show proof of health insurance or other acceptable health coverage for both employees and their dependents beginning January 1, 2006. The California Health Insurance Act was repealed by referendum in November 2004. The vote to repeal the Act was close and supporters have threatened to circulate an initiative measure to reenact it. No assurances can be given as to whether or not such a measure will be considered in 2005 or thereafter.

California HMO Regulations. California HMOs, such as HN California and our behavioral health plan, MHN, are subject to California state regulation, principally by the Department of Managed Health Care (“DMHC”) under the Knox-Keene Act. Among the areas regulated by the Knox-Keene Act are:

•	adequacy of administrative operations,

•	the scope of benefits required to be made available to members,

•	procedures for review of quality assurance,

•	enrollment requirements,

•	composition of policy-making bodies to assure that plan members have access to representation,

•	procedures for resolving grievances,

•	the interrelationship between HMOs and their health care providers,

•	adequacy and accessibility of the network of health care providers,

•	timely and accurate payment of provider claims,

•	provision of services that are culturally and linguistically accessible, and

•	initial and continuing financial viability of the HMO and its risk-bearing providers.

On September 28, 2000, Assembly Bill 1455 (“AB 1455”) was signed into law. AB 1455 amended and added several sections to the Knox-Keene Act. For example, AB 1455 increased the interest rate that health care service plans must pay on uncontested claims not paid promptly within the required time period and granted the DMHC additional authority to impose monetary penalties and other sanctions on health plans engaging in certain “unfair payment practices” (as defined in AB 1455). As required by AB 1455, the DMHC adopted final regulations addressing both claims reimbursement and provider dispute resolution procedures. The DMHC advised health care service plans to implement them for all services provided on and after January 1, 2004.

Any material modifications to the organization or operations of HN California and MHN are subject to prior review and approval by the DMHC. This approval process can be lengthy and there is no certainty of approval. Other significant changes require filing with the DMHC, which may then comment and require changes. In addition, under the Knox-Keene Act, HN California and MHN must file periodic reports with, and are subject to periodic review and investigation by, the DMHC. Non-compliance with the Knox-Keene Act, including the provisions added and amended by AB 1455, may result in an enforcement action, fines and penalties, and, in the most severe cases, limitations on or revocation of the Knox-Keene license.

Other Laws and Regulations

In each state in which our HMO and insurance subsidiaries (collectively, “regulated subsidiaries”) do business, our regulated subsidiaries must meet numerous state licensing criteria and secure the approval of state licensing authorities before implementing certain operational changes, including the development of new product offerings and, in some states, the expansion of service areas. State departments of insurance (“DOIs”) regulate our insurance business under various provisions of state insurance codes and regulations. To remain licensed, each regulated subsidiary must continue to comply with state laws and regulations and may from time to time be required to change services, procedures or other aspects of its operations to comply with changes in applicable laws and regulations. In addition, regulated subsidiaries must file periodic reports with, and their operations are subject to periodic examination by, state licensing authorities. Our regulated subsidiaries are required by state law to meet certain minimum capital and deposit and/or reserve requirements in each state and may be restricted from paying dividends to their parent corporations under some circumstances. For additional information regarding our regulated subsidiaries’ statutory capital requirements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Statutory Capital Requirements.” Several states have increased minimum capital requirements, in response to proposals by the National Association of Insurance Commissioners to institute risk- based capital requirements. Regulations in these and other states may be changed in the future to further increase capital requirements. Such increases could require us to contribute additional capital to our regulated subsidiaries. Any adverse change in governmental regulation or in the regulatory climate in any state could materially impact the regulated subsidiaries operating in that state. The HMO Act and state laws place various restrictions on the ability of our regulated subsidiaries to price their products freely. We must comply with applicable provisions of state insurance and similar laws, including regulations governing our ability to seek ownership interests in new HMOs, PPOs and insurance companies, or otherwise expand our geographic markets or diversify our product lines.

Pending Federal and State Legislation

There are a number of other legislative initiatives and proposed regulations currently pending or previously proposed at the federal and state levels which could increase regulation of and costs incurred by the health care industry. These measures and other initiatives, if enacted, could have significant adverse effects on our operations. See “Risk Factors—Proposed federal and state legislation affecting the managed health care industry could have an adverse effect on our operations” below. We cannot predict the outcome of any of the pending legislative or regulatory proposals, nor the extent to which we may be affected by the enactment of any such legislation or regulation.

Intellectual Property

We have filed for registration of and maintain several service marks, trademarks and tradenames that we use in our business, including marks and names incorporating the “Health Net” phrase. We utilize these and other marks and names in connection with the marketing and identification of products and services. We believe such marks and names are valuable and material to our marketing efforts.

Employees

As of December 31, 2004, Health Net and its subsidiaries employed 8,284 persons on a full-time basis and 285 persons on a part-time or temporary basis. These employees perform a variety of functions, including, among other things, provision of administrative services for employers, providers and members; negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers; handling of claims for payment of hospital and other services; and provision of data processing services. Our employees are not unionized and we have not experienced any work stoppages since our inception. We consider our relations with our employees to be very good.

Recent and Other Developments and Other Company Information

Amendment to Senior Credit Facility

On March 1, 2005, we entered into an amendment to our five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent and the other lenders party thereto. The amendment, among other things, amends the definition of Consolidated EBITDA to exclude from the calculation of Consolidated EBITDA during the five fiscal quarter periods commencing with the fiscal quarter ended December 31, 2004 and ending with the fiscal quarter ended December 31, 2005, up to $375 million relating to cash and non-cash, non-recurring charges in connection with litigation and provider settlement payments, any increase in medical claims reserves and any premiums relating to the repayment or refinancing of our 8.375% Senior Notes due 2011 (“Senior Notes”) to the extent such charges cause a corresponding reduction in Consolidated Net Worth (as defined in the senior credit facility). For additional information regarding our senior credit facility see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Shareholder Rights Plan

On May 20, 1996, our Board of Directors declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on July 31, 1996 (the “Record Date”). Our Board of Directors also authorized the issuance of one Right for each share of common stock issued after the Record Date and prior to the earliest of the “Distribution Date,” the redemption of the Rights and the expiration of the Rights, and in certain other circumstances, after the Distribution Date. Except as set forth in the Rights Agreement (as defined below) and subject to adjustment as provided in the Rights Agreement, each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $170 per Right. Rights will attach to all common stock certificates representing shares then outstanding and no separate Rights certificates will be distributed.

Subject to certain exceptions contained in the Rights Agreement dated as of June 1, 1996 by and between us and Harris Trust and Savings Bank, as Rights Agent (as amended on October 1, 1996, May 3, 2001, May 14, 2004 and July 26, 2004, the “Rights Agreement”), the Rights will separate from the Common Stock following any person, together with its affiliates and associates (an “Acquiring Person”), becoming the beneficial owner of 15% or more of the outstanding common stock, the commencement of a tender or exchange offer that would result in any person, together with its affiliates and associates, becoming the beneficial owner of 15% or more of the outstanding common stock or the determination by the Board of Directors that a person, together with its affiliates and associates, has become the beneficial owner of 10% or more of the common stock and that such person is an “Adverse Person,” as defined in the Rights Agreement. The Rights Agreement provides that certain passive institutional investors that beneficially own less than 20% of the outstanding shares of our common stock shall not be deemed to be Acquiring Persons.

The Rights will first become exercisable on the Distribution Date and will expire on July 31, 2006, unless earlier redeemed by us as described below.

Subject to certain exceptions contained in the Rights Agreement, in the event that any person shall become an Acquiring Person or be declared to be an Adverse Person, then the Rights will “flip-in” and entitle each holder of a Right, other than any Acquiring Person or Adverse Person, to purchase, upon exercise at the then-current exercise price of such Right, that number of shares of common stock having a market value of two times such exercise price.

In addition, and subject to certain exceptions contained in the Rights Agreement, in the event that we are acquired in a merger or other business combination in which the common stock does not remain outstanding or is changed or 50% of the assets or earning power of the Company is sold or otherwise transferred to any other person, the Rights will “flip-over” and entitle each holder of a Right, other than an Acquiring Person or an Adverse Person, to purchase, upon exercise at the then current exercise price of such Right, such number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times such exercise price.

We may redeem the Rights until the earlier of 10 days following the date that any person becomes the beneficial owner of 15% or more of the outstanding common stock and the date the Rights expire at a price of $.01 per Right.

In July 2004, we appointed Wells Fargo Bank, N.A. to serve as the Rights Agent under the Rights Agreement.

The foregoing summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is incorporated by reference in Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to this Annual Report on Form 10-K, and to Amendment No. 3 to our registration statement on Form 8-A/A filed with the SEC on July 26, 2004.

Potential Divestitures

We continue to evaluate the profitability realized or likely to be realized by our existing businesses and operations. We are reviewing from a strategic standpoint which of such businesses or operations, if any, should be divested.

Risk Factors

The following discussion, as well as other portions of this Annual Report on Form 10-K, contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth below and the risks discussed in our other filings from time to time with the SEC.

We wish to caution readers that these factors, among others, could cause our actual financial or enrollment results to differ materially from those expressed in any projections, estimates or forward-looking statements relating to us. In addition, those factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors or other communications by us. You should not place undue reliance on any forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date thereof. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report.

Our profitability will depend, in part, on our ability to accurately predict and control health care costs.

A substantial majority of the revenue we receive is used to pay the costs of health care services or supplies delivered to our members. The total health care costs we incur are affected by the number and type of individual services provided and the cost of each service. Our future profitability will depend, in part, on our ability to accurately predict health care costs and to control future health care costs through underwriting criteria, utilization management, product design and negotiation of favorable professional and hospital contracts. Changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups and numerous other factors affecting health care costs may adversely affect our ability to predict and control health care costs as well as our financial condition, results of operations and cash flows. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs or limit our ability to negotiate favorable rates.

One of the fastest increasing categories of our health care costs is the cost of hospital-based products and services. As such, in addition to the circumstances and factors that may limit our ability to fully base premiums on estimated costs, our HMOs face an even higher risk with hospital expenses that could have a material adverse effect. Factors underlying the increase in hospital costs include, but are not limited to, the underfunding of public programs, such as Medicaid and Medicare, growing rates of uninsured individuals, new technology, state initiated mandates, alleged abuse of hospital chargemasters, an aging population and, under certain circumstances, relatively low levels of hospital competition. In 2004, several of our health plans experienced higher than expected claims costs, especially for inpatient and outpatient hospital claims. These higher than expected costs caused our consolidated results of operations to fall short of expectations in 2004 as realized premium yields were lower than cost trends. In an effort to account for these higher cost trends, we instituted higher premium pricing in our California and Northeast health plans and increased reserves in the fourth quarter of 2004.

Another significant category of our health care costs are costs of pharmaceutical products and services. Although pharmaceutical costs have not been increasing at the level of hospital costs, evolving regulation may impact the ability of our HMOs to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, the price of drugs, utilization of new and existing drugs and changes in discounts. The inability to forecast and manage our health care costs could have a material adverse effect on our financial condition and results of operations.

We face competitive pressure to contain premium prices.

In addition to the challenge of controlling health care costs, we face competitive pressure to contain premium prices. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. Our premium revenue is set in advance of the actual delivery of services, and, in certain circumstances, before contracting with providers. While we attempt to take into account our estimate of expected health care costs over the premium period in setting the premiums we charge, factors such as competition, regulations and other circumstances may limit our ability to fully base premiums on estimated costs. In addition, many factors may, and often do, cause actual health care costs to exceed those costs estimated and reflected in premiums. These factors may include increased utilization of services, increased cost of individual services, catastrophes, epidemics, seasonality, new mandated benefits or other regulatory changes, and insured population characteristics. Our financial condition or results of operations could be adversely affected by significant disparities between the premium increases of our health plans and those of our major competitors or by limitations on our ability to increase or maintain our premium levels.

Over the course of 2004, we instituted premium increases at the high end of the range of premium increases instituted by our competitors. We lost members as a result of these premium increases and could lose additional members in the future. Maintaining premiums at the high end of the market also increases the risk that our health plans are affected by “adverse risk selection.” Adverse risk selection occurs when members who utilize higher levels of health care services compared with the insured population as a whole choose to remain with our health plans at the higher premium rates rather than risk moving to another plan. This could cause health care costs to be higher than anticipated and therefore cause our financial results to fall short of expectations.

Our inability to estimate and maintain adequate reserves for claims may adversely affect our business, financial condition and results of operations.

Our reserves for claims are estimates of future costs based on various assumptions. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicious administration of claims, medical costs and other factors. Included in the reserves for claims are estimates for the costs of services which have been incurred but not reported. These estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations. Given the uncertainties inherent in such estimates, the actual liability could differ significantly from the amounts reserved. For example, throughout 2004, we had to continually increase reserves due to changes in claim payment patterns in our California health plan. In the fourth quarter of 2004, we recorded a $252 million pre-tax earnings charge. Of the $252 million recorded, $65 million related to adverse reserve development ($9 million of which related to 2003 and prior). The prior period adverse reserve development was due in part to the changes in payment practices in our California health plan and to inadequate reserves previously booked for claims costs during 2004. For additional information on the fourth quarter 2004 earnings charge, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to our consolidated financial statements. If the assumptions on which the estimates are based prove to be incorrect and reserves are inadequate to cover our actual claim costs, our business, financial condition and results of operations could be adversely affected.

We may experience losses as a result of the regional concentration of our business.

Our business operations are concentrated in the Northeast (in the states of Connecticut, New York and New Jersey) and in the states of California, Arizona and Oregon. Due to this concentration in a small number of states, we are exposed to a potential deterioration in our financial results resulting from the risk of a significant economic downturn in these states. If economic conditions in these states significantly deteriorate, we may experience a reduction in existing and new business, which may have a material adverse effect on our business, financial condition and results of operations. In addition, if any one of our health plans experiences significant losses, our consolidated results of operations may be materially and adversely affected. For example, in early 2004, our New Jersey health plan experienced hospital cost trends significantly higher than the trends we estimated when we established premiums and potentially higher than those of its competitors. These higher hospital cost trends caused a deterioration in margins in early 2004. The deterioration in margins in New Jersey had an adverse effect on our business, financial condition and results of operations in 2004. A similar deterioration in margins in any one of the other small number of states we operate in could also have an adverse effect on our financial condition and results of operations if we are unable to offset the deterioration with adequate future premium increases.

Our businesses are highly regulated.

Our business is subject to extensive federal and state laws and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements and periodic examinations by governmental agencies. These laws and regulations are generally intended to benefit and protect providers and health plan members rather than stockholders of managed health care companies such as Health Net. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. Existing or future laws and rules could force us to change how we do business and may restrict our revenue and/or enrollment growth, and/or increase our health care and administrative costs, and/or increase our exposure to liability with respect to members, providers or others. In particular, our HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates, and approval of policy language and benefits. Although these regulations have not significantly impeded the growth of our business to date, there can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses or that regulatory changes will not have a material adverse effect on our business. Delays in obtaining or failure to obtain or maintain governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or the number of our members, increase costs or adversely affect our ability to bring new products to market as forecasted.

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

A significant portion of our revenue is derived from Medicare. The Medicare reform legislation enacted in 2003, or the MMA, is complex and wide-ranging and changes to the current operation of our Medicare services could have a material adverse effect on our results of operations. It has recently been reported that the costs of the MMA may substantially exceed original estimates. If the MMA is rescinded or amended, our ability to maintain our current level of revenue from our Medicare business or to add additional Medicare revenue could be materially and adversely affected. Final regulations implementing the MMA were adopted in January 2005. These regulations address, among other things, the competitive bidding process to be implemented for Medicare private market plans in 2005 and 2006, and the characteristics of private market products under the MMA. If these regulations result in increased costs or complexities for the operation of our Medicare program, then our current Medicare program business could be materially and adversely affected and we may not be able to realize any return on our investments made to capitalize on opportunities presented by the MMA. See “Government Regulation—Federal Legislation and Regulation—Medicare Legislation” for additional information regarding the MMA.

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

Proposed federal and state legislation and regulations affecting the managed health care industry could have an adverse effect on our operations.

There are frequently legislative proposals before the United States Congress and state legislatures and regulatory initiatives at the federal and state levels which, if enacted, could materially affect the managed health care industry and the regulatory environment. Recent financial difficulties of certain health care service providers and plans and/or continued publicity of the health care industry could alter or increase legislative consideration of these or additional proposals. These proposals include initiatives which, if enacted, could have significant adverse effects on our operations, including subjecting us to additional litigation risk and regulatory compliance costs. Such measures propose, among other things, to:

•	expand health plan exposure to tort and other liability under federal and/or state law, including for coverage determinations, provider malpractice and care decisions;

•	restrict a health plan’s ability to limit coverage to medically necessary care;

•	require third party review of certain care decisions;

•	increase minimum capital or risk based capital requirements;

•	expedite or modify grievance and appeals procedures;

•	hold health plans liable for medical malpractice;

•	restrict the ability of health plans to share or shift the cost of health care services to providers or members;

•	reduce the reimbursement or payment levels for services provided under government programs such as Medicare or Medicaid;

•	enhance the providers’ rights of timely payment and access to appeal processes;

•	segment existing markets to create an unsuitable regulatory environment;

•	mandate certain benefits and services, including mental health parity, that could increase costs;

•	add further restrictions and administrative and disclosure requirements related to compensatory arrangements pertaining to agents and brokers in connection with the sale of products;

•	restrict a health plan’s ability to select and/or terminate providers; and

•	regulate health care premiums.

We cannot predict the outcome of any of these legislative or regulatory proposals, nor the extent to which we may be affected by the enactment of any such legislation or regulations. Legislation or regulation which causes us to change our current manner of operation or increases our exposure to liability could have a material adverse effect on our results of operations, financial condition and ability to compete.

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

States periodically consider reducing or reallocating the amount of money they spend for Medicaid. Currently, many states are experiencing budget deficits, and some states, including California, have reduced or begun to reduce, or have proposed reductions in, payments to Medicaid managed care providers. Any significant reduction in payments received in connection with Medicaid could adversely affect our business.

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

We contract with professional providers in California and Connecticut primarily through capitation fee arrangements. Our Connecticut HMO has a capitation contract with the Connecticut State Medical Society IPA (“CSMS”), however, all administration, referral authorization and claims administration is performed by our Connecticut health plan. We also use capitation fee arrangements in areas other than California and Connecticut, but to a lesser extent. Under a capitation fee arrangement, we pay a provider group a fixed amount per member on a regular basis and the provider group accepts the risk of the frequency and cost of member utilization of professional services. Provider groups that enter into capitation fee arrangements generally contract with specialists and other secondary providers, and may contract with primary care physicians, to provide services. The inability of provider groups to properly manage costs under capitation arrangements can result in their financial instability and the termination of their relationship with us. A provider group’s financial instability or failure to pay secondary providers for services rendered could lead secondary providers to demand payment from us, even though we have made our regular capitated payments to the provider group. Depending on state law, we could be liable for such claims. In Connecticut, we currently provide reinsurance to CSMS, effectively assuming all risk for costs exceeding the capitation payment. We are in the process of renegotiating our contract with CSMS to eliminate the capitation arrangement and, as such, the need for reinsurance. We currently expect to finalize the new contract with CSMS on or prior to the end of the first quarter of 2005. In California, the liability of our HMO subsidiaries for unpaid provider claims has not been definitively settled. There can be no assurance that our subsidiaries will not be liable for unpaid provider claims. There can also be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with secondary providers, the failure of any of which could have an adverse effect on the provision of services to members and our operations.

Some providers that render services to our members and insureds are not contracted with our plans and insurance companies. In those cases, there is no pre-established understanding between the provider and the plan about the amount of compensation that is due to the provider. In some states and product lines, the amount of compensation is defined by law or regulation, but in most instances it is either not defined or it is established by a standard that is not clearly translated into dollar terms. In such instances providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with the plan or balance bill our member. We may then have an obligation to protect our members against financial harm, either by paying the provider the additional amount demanded or by reimbursing the member for his/her out-of-pocket payment. The uncertainty of the amount to pay and the possibility of subsequent adjustment of the payment could adversely affect our financial position or results of operations.

Provider groups and hospitals have in certain situations commenced litigation and/or arbitration proceedings against us to recover amounts they allege to be underpayments due to them under their contracts with us. We believe that provider groups and hospitals have become increasingly sophisticated in their review of claim payments and contractual terms in an effort to maximize their payments from us and have increased their use of outside professionals, including accounting firms and attorneys, in these efforts. These efforts and the litigation and arbitration that results from them could have a material adverse effect on our financial condition. During the fourth quarter of 2004, we recorded a $252 million pre-tax charge. Of that amount, $169 million related to expenses associated with settlements involving provider disputes that have been, or are currently in the process of being, resolved. For additional information regarding provider disputes see “Item 3. Legal Proceedings—Provider Disputes.”

Our forecasts and other forward-looking statements are based on a variety of assumptions that are subject to significant uncertainties. Our performance may not be consistent with these forecasts and forward-looking statements.

From time to time in press releases and otherwise, we publish forecasts or other forward-looking statements regarding our future results, including estimated revenues, net earnings and other operating and financial metrics. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, any number of them may prove to be incorrect. For example, during 2004, we experienced higher than expected commercial health care costs and lower than expected enrollment in our health plans which had a negative impact on our 2004 results of operations. The achievement of any forecast depends on numerous risks and other factors, including those described in this Annual Report on Form 10-K, many of which are beyond our control. As a result, we cannot assure that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire publicly available mix of historical and forward-looking information, as well as other available information affecting us and our services, when evaluating our prospective results of operations.

The markets in which we do business are highly competitive and our inability to effectively compete could have a material adverse effect on our business, results of operation and financial condition.

We compete with a number of other entities in the geographic and product markets in which we operate, some of which other entities may have certain characteristics, capabilities or resources that give them an advantage in competing with us. These competitors include HMOs, PPOs, self-funded employers, insurance companies, hospitals, health care facilities and other health care providers. In addition, financial services or other technology-based companies could enter the market and compete with us on the basis of their streamlined administrative functions. Customers of ours may decide to perform for themselves functions or services currently provided by us, which could result in a decrease in our revenues. Our providers and suppliers may decide to market products and services to our customers in competition with us. In addition, significant merger and acquisition activity has occurred both in our industry and in industries which act as our suppliers, such as the hospital, physician, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. In addition, our contracts with government agencies are frequently up for re-bid and the loss of any one of our significant government contracts to a competitor could have an adverse effect on our financial condition and results of operations. For example, approximately 72% of our consolidated Medicaid revenues for the year ended December 31, 2004 were derived from California and 71% of our Medi-Cal revenues for the year ended December 31, 2004 were derived from Los Angeles County, California. Our contract with the California Department of Health Services for Los Angeles County is scheduled to expire on March 31, 2006. If the Los Angeles County Medi-Cal contract is awarded to one of our competitors and not to us, it could have a material adverse effect on our consolidated Medicaid business. To the extent that there is strong competition or that competition intensifies in any market, our ability to retain or increase customers, our revenue growth, our pricing flexibility, our control over medical cost trends and our marketing expenses may all be adversely affected.

We face risks related to litigation, which, if resolved unfavorably, could result in substantial monetary damages.

We are subject to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, shareholder suits, including for securities fraud, and intellectual property related litigation. In addition, we incur and likely will continue to incur potential liability for claims particularly related to our business, such as failure to pay for or provide health care, poor outcomes for care delivered or arranged, provider disputes, including disputes over withheld compensation, and claims related to self-funded business. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against various managed care organizations, including us. In some of the cases pending against us, substantial non-economic or punitive damages are being sought. See “Item 3. Legal Proceedings” and Note 12 to our consolidated financial statements for additional information regarding our legal proceedings.

While we currently have insurance coverage for some of these potential liabilities, others (such as punitive damages), may not be covered by insurance, the insurers may dispute coverage or the amount of insurance may not be sufficient to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future or the deductible on any such insurance coverage could be set at a level which would result in us effectively self-insuring cases against us. The deductible on our errors and omissions (“E&O”) insurance has reached such a level. Given the amount of the deductible, the only cases which would be covered by our E&O insurance are those involving catastrophic claims. We cannot predict the outcome of any lawsuit with certainty, and we are incurring expenses in the defense of these matters. In addition, recent court decisions and legislative activity may increase our exposure for any of these types of claims. Although we have established reserves for litigation costs, we cannot assure you that our recorded reserves are adequate to cover such costs. Therefore, these legal actions could have a material adverse effect on our financial condition or results of operations and could prompt us to change our operating procedures.

We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect our operations.

Our indebtedness includes $400 million in unsecured Senior Notes. In addition, to provide liquidity, we have a $700 million five-year revolving senior credit facility that expires in June 2009. As of December 31, 2004, no amounts were outstanding under our credit facility. We may incur additional debt in the future. If we were to draw down on our senior credit facility thereby decreasing our borrowing capacity, or incur additional debt in the future, it could have an adverse effect on our business and future operations. For example, it could:

•	require us to dedicate a substantial portion of cash flow from operations to pay principal and interest on our debt, which would reduce funds available to fund future working capital, capital expenditures and other general operating requirements;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

In an effort to lower our interest expense, we are currently considering our financing alternatives, including refinancing or repurchasing our Senior Notes and pursuing a public debt offering and other financing alternatives. Our ability to obtain any financing, whether through issuing public debt or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. There can be no assurance that we will be able to refinance our Senior Notes, initiate and complete a public debt offering or otherwise obtain financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements.

We are a holding company and a substantial amount of our cash flow is generated by our subsidiaries.

As a holding company, our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to pay our debt depends, in part, on the amount of cash that we receive from our subsidiaries. Our subsidiaries’ ability to make any payments to us will depend on their earnings, business and tax considerations, legal and regulatory restrictions and economic conditions. Our regulated subsidiaries are subject to HMO and insurance regulations that require them to meet or exceed various capital standards and restrict their ability to pay dividends or make cash transfers to us. If our regulated subsidiaries are restricted from paying us dividends or otherwise making cash transfers to us, it could have material adverse effect on our results of operations and Health Net, Inc.’s cash flow. For additional information regarding our regulated subsidiaries’ statutory capital requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Statutory Capital Requirements.”

Our senior credit facility contains restrictive covenants that may limit our ability to pursue our business strategies.

Our senior credit facility requires us to comply with certain covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, pay dividends, make investments or other restricted payments, sell or otherwise dispose of assets and engage in other activities. In addition, we are required to comply with certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum consolidated net worth requirement.

On March 1, 2005, we entered into an amendment to our senior credit facility. The amendment, among other things, amends the definition of Consolidated EBITDA to exclude from the calculation of Consolidated EBITDA during the five fiscal quarter periods commencing with the fiscal quarter ended December 31, 2004 and ending with the fiscal quarter ended December 31, 2005, up to $375 million relating to cash and non-cash, non-recurring charges in connection with litigation and provider settlement payments, any increase in medical claims reserves and any premiums relating to the repayment or refinancing of our Senior Notes to the extent such charges cause a corresponding reduction in Consolidated Net Worth (as defined in the senior credit facility).

On September 8, 2004, Moody’s downgraded our senior unsecured debt rating from Baa3 to Ba1 and on November 2, 2004, S&P downgraded our senior unsecured debt rating from BBB- to BB+. Because the Moody’s rating on our senior unsecured debt is below Baa3 and the S&P rating is below BBB-, we are currently prohibited under the terms of our senior credit facility from making dividends, distributions or redemptions in respect of our capital stock in excess of $75 million in any consecutive four-quarter period, are subject to a minimum borrower cash flow fixed charge coverage ratio rather than the consolidated fixed charge coverage ratio, are subject to additional reporting requirements to the lenders, and are subject to increased interest and fees applicable to any outstanding borrowings and any letters of credit secured under the credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding our senior credit facility.

If we do not comply with the restrictive covenants under our senior credit facility, it could have a material adverse effect on our financial condition.

Changes in the value of our investment assets could have a negative effect on our results of operations and stockholders’ equity.

Substantially all of our investment assets are in interest-yielding debt securities of varying maturities or equity securities. The value of fixed-income securities is highly sensitive to fluctuations in short- and long-term interest rates, with the value decreasing as such rates increase and increasing as such rates decrease. In addition, our regulated subsidiaries are also subject to state laws and regulations that govern the types of investments that are allowable and admissible in those subsidiaries’ portfolios. There can be no assurance that our investment assets will produce total positive returns or that we will not sell investments at prices that are less than the carrying value of these investments. Changes in the value of our investment assets, as a result of interest rate fluctuations or otherwise, could have a negative affect our results of operations and stockholders’ equity.

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

Our business depends significantly on effective information systems. The information gathered and processed by our management information systems assists us in, among other things, pricing our services, monitoring utilization and other cost factors, processing provider claims, billing our customers on a timely basis and identifying accounts for collection. Our customers and providers also depend upon our information systems for membership verification, claims status and other information. We have many different information systems for our various businesses and these systems require continual maintenance, upgrading and enhancement to meet our operational needs. Moreover, our merger, acquisition and divestiture activity requires frequent transitions to or from, and the integration of, various information management systems. We are in the process of consolidating a significant number of our core and surround systems as part of our Health Net One systems consolidation project. See “Additional Information Concerning Our Business—Health Net One Systems Consolidation Project” for information regarding this consolidation project. We believe that by consolidating our systems into one common nationwide set, we will gain operational and cost efficiencies. Any difficulty or delay associated with the transition to or from information systems, any inability or failure to properly maintain management information systems, or any inability or failure to successfully update or expand processing capability or develop new capabilities to meet our business needs, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers, disputes with customers and providers, regulatory problems, significant increases in administrative expenses and/or other adverse consequences. In addition, we may, from time-to-time, obtain significant portions of our systems-related or other services or facilities from independent third parties which may make our operations vulnerable to adverse effects if such third parties fail to perform adequately.

If we are unable to manage our general and administrative expenses, our business, results of operations and financial condition could be harmed.

The level of our administrative expenses can affect our profitability, and administrative expense increases are difficult to predict. While we attempt to effectively manage such expenses, including through the development of online functionalities and other projects designed to create administrative efficiencies (such as the Health Net One systems consolidation project), increases in staff- related and other administrative expenses may occur from time to time due to business or product start-ups or expansions, growth, membership declines or changes in business, difficulties or delays in projects designed to create administrative efficiencies, acquisitions, reliance on outsourced services, regulatory requirements, including compliance with HIPAA regulations, or other reasons. In May 2004, we commenced an involuntary workforce reduction of approximately 500 positions in order to enhance efficiency and reduce administrative costs. If we experience significant increases in our general and administrative expenses in the future we may be required to consider taking actions similar to those taken in May 2004. If we are unable to manage our general and administrative expenses, our business, financial condition and results of operations could be harmed.

We depend, in part, on independent brokers and sales agents to market our products and services, and recent regulatory investigations have focused on certain brokerage practices, including broker compensation arrangements and bid quoting practices.

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

There have been a number of recent investigations and enforcement actions against insurance brokers and insurers regarding inappropriate or undisclosed payments made by insurers to brokers for the placement of insurance business. While we are not aware of any unlawful practices by any of our agents or brokers in connection with the marketing and sales of our products and services, current investigations by the New York Attorney General and other regulators could result in changes in industry practices that could have an adverse effect on our ability to market our products.

The market price of our common stock is volatile.

The market price of our common stock is subject to volatility. In 2004, the HMO Index, an index comprised of 12 managed care organizations, recorded a 46% rise in its value, while the value of Health Net’s stock decreased by approximately 11%. There can be no assurance that our common stock will trade at a pace equivalent to this index or to the Standard & Poors’ 400 Mid-Cap Index of which Health Net common stock is also a component. The market prices of our common stock and the securities of certain other publicly-traded companies in our industry have shown volatility and sensitivity in response to many factors, including public communications regarding managed care, legislative or regulatory actions, litigation or threatened litigation, health care cost trends, pricing trends, competition, earning or membership reports of particular industry participants, and acquisition activity. There can be no assurances regarding the level or stability of our share price at any time or the impact of these or any other factors on our stock price.

Natural disasters, including earthquakes, fires and floods, could severely damage or interrupt our systems and operations and result in a material adverse effect on our business, financial condition and results of operations.

Natural disasters such as fire, flood, earthquake, tornado, power loss, virus, telecommunications failure, break-in or similar event could severely damage or interrupt our systems and operations, result in loss of data, and/or delay or impair our ability to service our members and providers. We have in place a disaster recovery plan which is intended to provide us with the ability to maintain fully redundant systems for our operations in the event of a natural disaster utilizing various alternate sites provided by a national disaster recovery vendor. However, there can be no assurance that such adverse effects will not occur in the event of a disaster. We have encountered certain operational issues in connection with the implementation of our disaster recovery plan. We are in the process of addressing those issues, however, there can be no assurance that our disaster recovery plan will prevent damage or interruption of our systems and operations if a natural disaster were to occur either before or after those issues are resolved. Any such disaster or similar event could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Properties.

We lease office space for our principal executive offices in Woodland Hills, California. Our executive offices, comprising approximately 115,448 square feet, are occupied under a lease that was renewed in 2004 with new terms and conditions. As part of the lease renewal, we amended our existing lease, which was scheduled to expire on December 31, 2004, and entered into a new lease with a ten-year term. The new lease commenced on January 1, 2005 and expires December 31, 2014. A significant portion of our California HMO operations are also housed in Woodland Hills, in a separate 333,954 square foot leased facility. This new two-building facility was occupied at the end of 2001, under a lease that expires December 31, 2011. Combined rent and rent related obligations for our Woodland Hills facilities were approximately $13.1 million in 2004.

We also lease an aggregate of approximately 490,615 square feet of office space in Rancho Cordova, California for certain Health Plan Services and Government Contract operations. Our aggregate rent and rent related obligations under these leases were approximately $8.9 million in 2004. These leases expire at various dates. We also lease a total of approximately 96,682 square feet of office space in San Rafael and Pointe Richmond, California for certain specialty services operations.

In addition to the office space referenced above, we lease approximately 102 sites in 26 states, totaling approximately 1,388,750 square feet of space.

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

Item 3. Legal Proceedings.

Class Action Lawsuits

McCoy v. Health Net, Inc. et al., and Wachtel v. Guardian Life Insurance Co.

These two lawsuits are styled as class actions and were filed on behalf of a class of subscribers in a number of our large and small employer group plans in the Northeast. The Wachtel complaint was filed on July 30, 2001 and the McCoy complaint was filed on April 23, 2003. These two cases have been consolidated for purposes of trial. Plaintiffs allege that Health Net, Inc., Health Net of the Northeast, Inc. and Health Net of New Jersey, Inc. violated ERISA in connection with various practices related to the reimbursement of claims for services provided by out-of-network providers. Plaintiffs seek relief in the form of payment of benefits, disgorgement, injunctive and other equitable relief, and attorneys’ fees.

During 2001 and 2002, the parties filed and argued various motions and engaged in limited discovery. On April 23, 2003, plaintiffs filed a motion for class certification seeking to certify a nationwide class of Health Net subscribers. We opposed that motion and the Court took it under submission. On June 12, 2003, we filed a motion to dismiss the case, which was ultimately denied. On August 8, 2003, plaintiffs filed a First Amended Complaint, adding Health Net, Inc. as a defendant and expanding the alleged violations. On December 22, 2003, plaintiffs filed a motion for summary judgment on the issue of whether Health Net utilized an outdated database for calculating out-of-network reimbursements, which we opposed. That motion, and various other motions seeking injunctive relief and to narrow the issues in this case, are still pending.

On August 5, 2004, the District Court granted plaintiffs’ motion for class certification and issued an Order certifying a nationwide class of Health Net subscribers who received medical services or supplies from an out-of-network provider and to whom Defendants paid less than the providers’ actual charge during the period from 1997 to 2004. On August 23, 2004, we requested permission from the Court of Appeals for the Third Circuit to appeal the District Court’s class certification Order pursuant to Rule 23(f) of the Federal Rules of Civil Procedure. On November 14, 2004, the Court of Appeals for the Third Circuit granted our motion to appeal. On March 4, 2005, the Third Circuit issued a briefing and scheduling order for our appeal that calls for our opening brief to be filed on or before April 13, 2005. Meanwhile, Plaintiffs have filed a motion to further amend their complaint to add additional class representatives. Discovery is proceeding and is currently scheduled to conclude on March 10, 2005. A pretrial hearing is set for May 6, 2005. No trial date has been set. Plaintiffs have not specified the amount of damages being sought in this litigation, but they have indicated that they believe the amount of damages recoverable could be substantial.

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

In Re Managed Care Litigation

The Judicial Panel on Multidistrict Litigation (“JPML”) has transferred various class action lawsuits against managed care companies, including us, to the United States District Court for the Southern District of Florida for

coordinated or consolidated pretrial proceedings in In re Managed Care Litigation, MDL 1334. This proceeding is divided into two tracks, the subscriber track, which includes actions brought on behalf of health plan members, and the provider track, which includes suits brought on behalf of health care providers. On September 19, 2003, the Court dismissed the final subscriber track action involving us, The State of Connecticut v. Physicians Health Services of Connecticut, Inc. (filed in the District of Connecticut on September 7, 2000), on grounds that the State of Connecticut lacks standing to bring the ERISA claims asserted in the complaint. That same day, the Court ordered that the subscriber track is closed “in light of the dismissal of all cases in the Subscriber Track.” The State of Connecticut appealed the dismissal order to the Eleventh Circuit Court of Appeals and on September 10, 2004, the Eleventh Circuit affirmed the District Court’s dismissal. On February 22, 2005, the Supreme Court of the United States denied plaintiffs’ Petition for Writ of Certiorari on the Eleventh Circuit’s decision to uphold the dismissal.

The provider track includes the following actions involving us: Shane v. Humana, Inc., et al. (including Health Net, Inc.) (filed in the Southern District of Florida on August 17, 2000 as an amendment to a suit filed in the Western District of Kentucky), California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. (filed in the Northern District of California in May 2000), Klay v. Prudential Ins. Co. of America, et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on February 22, 2001 as an amendment to a case filed in the Northern District of California), Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Lynch v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Sutter v. Health Net of the Northeast, Inc. (filed in New Jersey state court on April 26, 2002), Medical Society of New Jersey v. Health Net, Inc., et al., (filed in New Jersey state court on May 8, 2002), Knecht v. Cigna, et al. (including Health Net, Inc.) (filed in the District of Oregon in May 2003), Solomon v. Cigna, et. al. (including Health Net, Inc.) (filed in the Southern District of Florida on October 17, 2003), Ashton v. Health Net, Inc., et al. (filed in the Southern District of Florida on January 20, 2004), Freiberg v. UnitedHealthcare, Inc., et al. (including Health Net, Inc.) (filed in the Southern District of Florida on February 24, 2004), and Comprehensive Neurosurgical, P.C. v. Physicians Health Services/Health Net of the Northeast (filed in New Jersey state court in February 2004). These actions allege that the defendants, including us, systematically underpaid providers for medical services to members, have delayed payments to providers, imposed unfair contracting terms on providers, and negotiated capitation payments inadequate to cover the costs of the health care services provided and assert claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), ERISA, and several state common law doctrines and statutes. Shane, the lead provider track action, asserts claims on behalf of physicians and seeks certification of a nationwide class. The Knecht, Solomon, Ashton and Freiberg cases all are brought on behalf of health care providers other than physicians and seek certification of a nationwide class of similarly situated health care providers. Other than Shane, all provider track actions involving us have been stayed.

On September 26, 2002, the Court granted plaintiffs’ motion for class certification in Shane. On September 1, 2004, the Eleventh Circuit issued an opinion affirming in part and reversing in part the District Court’s class certification ruling. The Court affirmed the certification of a global class involving RICO claims but ruled that the District Court abused its discretion in certifying the plaintiffs’ state law claims, with the exception of the Section 17200 claims which were not before the Court. On January 10, 2005, the Supreme Court refused to review the class certification decision.

On September 15, 2003, the District Court entered an order granting in part and denying in part the defendants’ motions to compel arbitration. In this order, the Court ruled that certain claims must be arbitrated and that others may proceed in court. On November 5, 2004, the Eleventh Circuit affirmed the portions of the District Court’s order denying the motion to compel arbitration. On January 7, 2005, the Eleventh Circuit denied the defendants’ request for rehearing en banc.

On December 8, 2003, the Court entered an order granting in part and denying in part defendants’ joint motion to dismiss the Shane complaint. The Court dismissed plaintiffs’ causes of action under ERISA and certain state law claims but refused to dismiss plaintiffs’ other causes of action, including those under RICO. We filed our answer and affirmative defenses on December 22, 2003.

On January 15, 2004, the Court issued an order granting defendants’ motion for a suggestion of remand and informing the MDL Panel that pretrial proceedings shall be completed and the MDL Panel may remand the lead provider track case on or before August 17, 2004. On October 20, 2004, the Court withdrew its suggestion of remand. On October 27, 2004, the MDL Panel found remand “inappropriate at this time.”

On June 30, 2004, plaintiffs in MDL 1334 filed a complaint in the Southern District of Florida which they allege to contain identical allegations to the second amended consolidated class action complaint pending in MDL 1334. On September 7, 2004, plaintiffs filed an amended complaint, which they also allege to contain identical allegations to the operative complaint in MDL 1334. On September 17, 2004, defendants, including Health Net, moved to dismiss and compel arbitration. Thereafter, the parties continued to engage in expert discovery, which was concluded in February 2005.

On February 10, 2005, the Court issued an order bifurcating the trial into a liability phase and a damages phase. On February 28, 2005, the Court dismissed without prejudice tag-along action Comprehensive Neurosurgical, P.C. v. Physicians Health Services/Health Net of the Northeast upon plaintiff’s motion for voluntary dismissal. Trial in Shane is currently scheduled to begin on September 6, 2005.

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

Provider Disputes

In the ordinary course of our business operations, we are party to arbitrations and litigation involving providers. A number of these arbitrations and litigation relate to alleged stop-loss claim underpayments, where we paid a portion of the provider’s billings and denied certain charges based on a line-by-line review of the itemized billing statement to identify terms and services that should have been included within specific charges and not billed separately. A smaller number of these arbitrations and litigation relates to alleged stop-loss claim underpayments where we paid a portion of the provider’s billings and denied the balance based on the level of prices charged by the provider.

In late 2001, we began to see a pronounced increase in the number of high dollar, stop-loss inpatient claims we were receiving from providers. As stop-loss claims rose, the percentage of payments made to hospitals for stop-loss claims grew as well, in some cases in excess of 50%. The increase was caused by some hospitals aggressively raising chargemasters and billing for items separately when we believed they should have been included in a base charge. Management at our California health plan at that time decided to respond to this trend by instituting a number of practices designed to reduce the cost of these claims. These practices included line item review of itemized billing statements and review of, and adjustment to, the level of prices charged on stop-loss claims.

By early 2004, we began to see evidence that our claims review practices were causing significant friction with hospitals although, at that time, there was a relatively limited number of outstanding arbitration and litigation proceedings. We responded by attempting to negotiate changes to the terms of our hospital contracts, in many cases to incorporate fixed reimbursement payment methodologies intended to reduce our exposure to the stop-loss claims. As we reached the third quarter of 2004, an increase in arbitration requests and other litigation prompted us to review our approach to our claims review process for stop-loss claims and our strategy relating to provider disputes. Given that our provider network is a key strategic asset, management decided in the fourth quarter of 2004 to enter into negotiations in an attempt to settle a large number of provider disputes in our California and Northeast health plans. The majority of these disputes related to alleged underpayment of stop-loss claims.

During the fourth quarter of 2004, we recorded a $169 million pre-tax charge for expenses associated with settlements with providers that had been, or are currently in the process of being resolved, principally involving these alleged stop-loss claims underpayments. The earnings charge was recorded following a thorough review of all outstanding claims and management’s decision in the fourth quarter of 2004 to enter into negotiations in an attempt to settle a large number of these claims in our California and Northeast health plans. We have currently settled approximately 59% of the California provider disputes upon which the earnings charge was based (representing approximately 47% of the amounts reserved for in these disputes), including Tenet Healthcare, as described below, and are in settlement discussions with a substantial number of the remaining providers. In connection with these settlements, we have entered into new contracts with a large portion of our provider network.

Tenet Healthcare

In July 2003, 39 hospitals owned or operated by Tenet Healthcare Corporation (“Tenet”) filed an arbitration demand against us alleging a total of approximately $45 million in claim underpayments by our California health plan subsidiary. The arbitration demand was amended in October 2004 to increase the demand of alleged claim underpayments to approximately $77 million plus interest, attorneys’ fees and punitive damages, and also asserted various other claims. We filed counterclaims against Tenet on various theories of recovery, including Tenet’s pricing strategy. In late 2004, Tenet advised us that its demand relating to the alleged claim underpayments had increased to approximately $120 million, not including interest, attorneys’ fees and punitive damages.

On February 11, 2005, we entered into a settlement agreement with Tenet to resolve all outstanding claims and counter-claims in the arbitration. As part of the settlement agreement, we agreed to pay Tenet $28.5 million and release our counter-claims in exchange for Tenet’s release of all of its claims in the arbitration. The settlement agreement also establishes a procedure for adjudication and resolution of other claims for hospital services through November 1, 2004, the date we entered into a new provider service agreement with the Tenet hospitals that incorporates a fixed reimbursement structure that is structured to avoid similar disputes. The settlement amount paid to Tenet was included as part of the fourth quarter 2004 earnings charge described above.

Superior National Insurance Group

We and our former wholly-owned subsidiary, Foundation Health Corporation (“FHC”), which merged into Health Net, Inc. in January 2001, were named in an adversary proceeding, Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc., filed on April 28, 2000, in the United States Bankruptcy Court for the Central District of California, case number SV00-14099GM. The lawsuit related to the 1998 sale of Business Insurance Group, Inc. (“BIG”), a holding company of workers’ compensation insurance companies operating primarily in California, by FHC to Superior National Insurance Group, Inc. (“Superior”).

On October 22, 2003, we entered into an agreement with SNTL Litigation Trust, successor-in-interest to Superior, to settle all outstanding claims under the Superior National Insurance Group, Inc. v. Foundation Health Corporation, et. al. litigation. As part of the settlement agreement, we agreed to pay the SNTL Litigation Trust $137 million and receive a release of all of the SNTL Litigation Trust’s claims against us. We have accounted for the settlement with SNTL Litigation Trust as discontinued operations on our condensed consolidated statements of operations for the year ended December 31, 2003.

However, following the announcement of the settlement, we learned that, on or about October 28, 2003, Capital Z Financial Services Fund II, L.P. and certain related parties (referred to collectively as “Cap Z”) had filed suit against us in the Supreme Court of the State of New York, County of New York, asserting claims arising out of the same BIG transaction that is the subject of the settlement agreement with the SNTL Litigation Trust. Cap Z previously had participated as a creditor in the Superior bankruptcy and is a beneficiary of the SNTL Litigation Trust. The Cap Z complaint alleges at least $250 million in damages and seeks unspecified punitive damages and the costs of the action, including attorneys’ fees. Following the commencement of the Cap Z proceeding, we and the SNTL Litigation Trust entered into a revised settlement agreement to, among other things, require the Trust to obtain bankruptcy court approval of the revised settlement agreement and reduce the amount payable to the SNTL Litigation Trust to $132 million. We paid the $132 million in the fourth quarter of 2003. As more fully described below, there are various procedural motions pending in the Cap Z matter. We will reassess our position after rulings on these motions. The Bankruptcy Court approved the revised settlement agreement on December 29, 2003. Following that approval, District Court action brought by Superior was dismissed with prejudice on December 31, 2003. Cap Z appealed the District Court’s order approving the settlement. On March 18, 2004, pursuant to the stipulation of Cap Z and the SNTL Trust, the District Court dismissed with prejudice Cap Z’s appeal from the Bankruptcy Court Order approving the revised settlement. Accordingly, the Bankruptcy Court’s approval of the settlement is final.

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

Miscellaneous Proceedings

In the ordinary course of our business operations, we are also party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes and employment litigation, and claims brought by members seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were either underpaid or not paid. We are also subject to claims relating to the performance of contractual obligations to providers, members and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims.

These other legal proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of other legal proceedings, pending provider arbitrations and cases depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of all pending legal proceedings, after consideration of applicable reserves, should not have a material adverse effect on our financial condition and liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the security holders of the Company, either through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth the high and low sales prices of the Company’s common stock, par value $.001 per share, on The New York Stock Exchange, Inc. (“NYSE”) since January 2002.

	High	Low
Calendar Quarter—2002
First Quarter	$27.60	$20.55
Second Quarter	$30.15	$24.70
Third Quarter	$26.79	$20.35
Fourth Quarter	$27.57	$21.17

Calendar Quarter—2003
First Quarter	$27.90	$22.60
Second Quarter	$33.66	$25.20
Third Quarter	$35.76	$28.45
Fourth Quarter	$33.99	$30.54

Calendar Quarter—2004
First Quarter	$33.57	$23.37
Second Quarter	$28.40	$21.86
Third Quarter	$26.70	$22.60
Fourth Quarter	$29.61	$21.60

Calendar Quarter—2005
First Quarter through March 11, 2005	$32.96	$27.63

On March 11, 2005, the last reported sales price per share of our common stock was $31.82 per share.

Information regarding the Company’s equity compensation plans is contained in Part III below under the caption “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Holders of Common Stock

As of March 11, 2005, there were 1,327 holders of record of our common stock.

Dividends

We have not paid any dividends on the common stock during the preceding two fiscal years. We have no present intention of paying any dividends on the common stock, although the matter will be periodically reviewed by our Board of Directors.

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

Under our senior credit facility we cannot declare or pay cash dividends to our stockholders or purchase, redeem or otherwise acquire shares of our capital stock or warrants, rights or options to acquire such shares for cash except to the extent permitted under the credit facility, which is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Stock Repurchase Program

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under our stock repurchase program. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under our stock repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of December 31, 2004, we had repurchased an aggregate of 19,978,655 shares of our common stock under our stock repurchase program for aggregate consideration of approximately $536.6 million before taking into account exercise proceeds and tax benefits from the exercise of employee stock options. We repurchased 3,179,400 shares of common stock during the year ended December 31, 2004 for $83.7 million. On September 13, 2004, we announced that, as a result of the ratings action taken with respect to our senior unsecured debt rating, we would cease repurchases of shares of common stock under our stock repurchase program through the end of 2004. Our stock repurchase program remains on hold. We will continue to reevaluate our position on stock repurchases as 2005 progresses. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future ratings action taken by Moody’s or S&P.

During 2004, we received approximately $18 million in cash and recognized $2 million in tax benefits as a result of option exercises. During 2003 and 2002, we received approximately $42 million and $48 million in cash, respectively, and recognized $15 million and $18 million in tax benefits, respectively, as a result of option exercises.

As a result of the $20 million (in 2004), $57 million (in 2003) and $66 million (in 2002) in realized and estimated benefits, our total authority under our stock repurchase program is estimated at $593 million based on the authorization we received from our Board of Directors to repurchase up to an aggregate of up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock. The remaining authorization under our stock repurchase program as of December 31, 2004 was $57 million.

The following table presents by month additional information related to repurchases of our common stock during the twelve months ended December 31, 2004:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced) Plans) or Programs (b) (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the) Plans or Programs) (d)
January 1 - January 31	861,500	$32.20	$27,740,300	861,500	$94,900,000
February 1 - February 29	18,600	$32.85	$611,010	18,600	$96,300,000
March 1 - March 31	—	—	—	—	$96,800,000
April 1 - April 30	—	—	—	—	$97,900,000
May 1 - May 31	—	—	—	—	$98,500,000
June 1 - June 30	127,800	$24.63	$3,147,714	127,800	$97,000,000
July 1 - July 31	455,900	$24.37	$11,110,283	455,900	$86,500,000
August 1 - August 31	1,715,600	$23.96	$41,105,776	1,715,600	$47,600,000
September 1 - September 30	—	—	—	—	$51,000,000
October 1 - October 31	—	—	—	—	$51,400,000
November 1 - November 30	—	—	—	—	$54,800,000
December 1 - December 31	—	—	—	—	$56,700,000
Total	3,179,400	$26.33	$83,715,524	3,179,400	$56,700,000

(a)	We did not repurchase any shares of our common stock in 2004 outside our publicly announced repurchase program.
(b)	Our repurchase program was announced in April 2002 and the additional authority was announced in August 2003.
(c)	A total of $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock may be repurchased under our stock repurchase program. The remaining authority under repurchase program excludes future option exercises and tax benefits.
(d)	Our stock repurchase program has no expiration date. We did not have any repurchase program that expired during the twelve months ended December 31, 2004. As of December 31, 2004, we did not terminate prior to expiration any repurchase program.

Item 6. Selected Financial Data.

The following selected financial and operating data are derived from our audited consolidated financial statements. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and notes thereto contained elsewhere in this Annual Report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Amounts in thousands, except per share data)
STATEMENT OF OPERATIONS DATA(1):

REVENUES
Health plan services premiums	$9,560,244	$9,093,219	$8,581,658	$8,575,012	$7,609,625
Government contracts	2,021,871	1,865,773	1,498,689	1,339,066	1,265,124
Net investment income	58,147	59,332	65,210	78,785	90,087
Other income	6,131	46,378	49,201	70,282	111,719

Total revenues	11,646,393	11,064,702	10,194,758	10,063,145	9,076,555

EXPENSES
Health plan services	8,413,638	7,516,838	7,161,520	7,243,645	6,322,691
Government contracts	1,927,598	1,789,523	1,452,968	1,324,648	1,196,532
General and administrative	888,480	912,531	856,169	874,504	942,316
Selling	240,117	233,519	197,751	186,143	158,031
Depreciation	41,426	55,903	61,832	61,073	67,260
Amortization	2,862	2,774	7,060	37,622	38,639
Interest	33,133	39,135	40,226	54,940	87,930
Severance, asset impairments and restructuring costs	32,893	16,409	60,337	79,667	—
Net (gain) loss on sales of businesses and properties and assets held for sale	(1,170)	(18,901)	5,000	72,422	409

Total expenses	11,578,977	10,547,731	9,842,863	9,934,664	8,813,808

Income from continuing operations before income taxes and cumulative effect of changes in accounting principle	67,416	516,971	351,895	128,481	262,747
Income tax provision	24,812	193,891	117,374	47,539	99,124

Income from continuing operations before cumulative effect of changes in accounting principle	42,604	323,080	234,521	80,942	163,623
Discontinued operations: Loss on settlement from disposition, net of tax	—	(89,050)	—	—	—

Income before cumulative effect of changes in accounting principle	42,604	234,030	234,521	80,942	163,623
Cumulative effect of changes in accounting principle, net of tax	—	—	(8,941)	—	—

Net income	$42,604	$234,030	$225,580	$80,942	$163,623

	Year Ended December 31,
	2004	2003	2002	2001	2000
BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.38	$2.79	$1.89	$0.66	$1.34
Loss on settlement from disposition of discontinued operations, net of tax	—	(0.77)	—	—	—
Cumulative effect of changes in accounting principle	—	—	(0.07)	—	—

Net	$0.38	$2.02	$1.82	$0.66	$1.34

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.38	$2.73	$1.86	$0.65	$1.33
Loss on settlement from disposition of discontinued operations, net of tax	—	(0.75)	—	—	—
Cumulative effect of changes in accounting principle	—	—	(0.07)	—	—

Net	$0.38	$1.98	$1.79	$0.65	$1.33

Weighted average shares outstanding:
Basic	111,859	115,999	124,221	123,192	122,471
Diluted	113,038	118,278	126,004	125,186	123,453

BALANCE SHEET DATA (2):
Cash and cash equivalents and investments available for sale	$1,782,102	$1,943,660	$1,841,768	$1,764,289	$1,533,637
Total assets	3,653,194	3,549,276	3,460,751	3,566,841	3,670,116
Senior credit facility and capital leases	—	—	—	195,182	766,450
Senior notes payable	397,760	398,963	398,821	398,678	—
Stockholders’ equity	1,272,880	1,294,225	1,300,416	1,159,925	1,061,131

OPERATING CASH FLOW	$(54,912)	$379,772	$413,517	$544,619	$366,163

(1)	See Note 3 to the consolidated financial statements for discussion of divestitures during 2004, 2003, 2002 and 2001 impacting the comparability of information.
(2)	No cash dividends were declared in each of the years presented.

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

Overview

In 2004, our overall financial results did not meet our expectations. Earnings per share fell by 81% to $0.38 per basic and diluted share for 2004, compared with $2.02 per basic share and $1.98 per diluted share in 2003, primarily as a result of higher than anticipated commercial health care costs and lower enrollment. In addition, as described below, we recorded a $252 million pre-tax earnings charge in the fourth quarter ended December 31, 2004, which had a significant impact on our overall 2004 financial results.

Beginning in the latter part of the first quarter ended March 31, 2004, we began to implement a plan designed to improve financial performance (the “2004 Financial Performance Improvement Plan”). As part of the 2004 Financial Performance Improvement Plan, we increased prices in our commercial health plans and commenced a series of initiatives designed to reduce the growth rate of our commercial health care costs. Following implementation of the 2004 Financial Performance Improvement Plan, the rate of increase in commercial per member per month (“PMPM”) premium yields climbed from a 6.9% increase in the first quarter ended March 31, 2004 compared with the first quarter ended March 31, 2003, to a 10.7% increase in the fourth quarter ended December 31, 2004 compared with the fourth quarter ended December 31, 2003. We expect that the rate of growth in PMPM premium yields will continue to increase in the first quarter of 2005.

We believe that the implementation of higher premiums caused employer groups, many of which had high health care cost trends, to leave our health plans and obtain coverage elsewhere, which resulted in an overall 8% decrease in commercial health plan enrollment from December 31, 2003 to December 31, 2004. The losses were greatest in our California and Northeast health plans. We expect these declines to extend into the first half of 2005.

In the fourth quarter ended December 31, 2004, we recorded a $252 million pre-tax earnings charge which was comprised of the following:

•	$169 million of expenses associated with provider settlements, including legal costs, relating to claims processing and payment issues that have been or are being resolved;

•	$65 million of expenses for adverse reserve developments, most of which relates to the second and third quarters of 2004; and

•	$18 million in severance, asset impairment and restructuring charges and other expenses.

Provider Settlement Expenses. Following a thorough review of outstanding provider disputes and management’s decision in the fourth quarter ended December 31, 2004 to settle a large number of provider disputes, we recorded an amount for provider settlements that reflects what we believe is a reasonable estimate to bring all of these matters to closure. These provider disputes were primarily in our California health plan and related to claims issues extending as far back as 2001. For additional information regarding our provider disputes, see “Item 3. Legal Proceedings—Provider Disputes” and “—Results of Operations—Health Plan Services Costs.”

Reserve Developments. The fourth quarter 2004 pre-tax earnings charge also included amounts recorded for prior period adverse reserve developments, most of which related to revisions to reserve estimates for the second and third quarters of 2004. Approximately $56 million of the $65 million recorded for prior period adverse reserve developments relate to 2004. For information regarding our reserve restatements for December 31, 2003 and prior, see Note 16 to our consolidated financial statements. The 2004 adverse reserve developments are directly related to management’s decision in 2004 to accelerate claims payment practices and disengage from the claims review practices, both designed to improve relations with providers. As a result of deliberate actions to accelerate claims payments, we experienced higher level of paid claims in the first quarter of 2004 compared with 2003. These higher levels of paid claims persisted through the balance of 2004 and contributed to the increase in commercial health care costs. This had the impact of masking the increasing trend in health care costs until the fourth quarter of 2004 when higher levels of paid claims than were previously estimated emerged. The reserves established at December 31, 2004 assume a permanent increase in claims costs because of these changes.

Severance, Asset Impairment and Restructuring Charges and other Miscellaneous Expenses. We recorded $18 million of miscellaneous items as part of the fourth quarter 2004 pre-tax earnings charge, including severance and related benefit costs, lease terminations, the write-off of certain investments and IT assets and other balance sheet items. For information regarding these balance sheet items, see “—Results of Operations—Severance, Asset Impairments and Restructuring Costs.”

Our success in 2005 will depend, in part, on our ability to maintain prices of our health plan products at a rate equal to or greater than the rate of growth in health care costs, as well as our ability to contain growth in our health care costs, especially hospital costs, by employing a range of medical management, pharmaceutical management and provider contracting strategies. We must also begin to reverse the decline in commercial membership in the second half of 2005 and prepare for the substantial changes that will occur in Medicare beginning January 2006 as a result of the implementation of various features of the MMA. In addition, we must sustain our focus on containing general and administrative costs while proceeding with the implementation of our Health Net One systems consolidation project. As previously announced, we are delaying the conversion of the claims systems in California and Oregon until 2006.

Results of Operations

The table below and the discussion that follows summarize our results of operations for the last three fiscal years.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except PMPM data)
Revenues
Health plan services premiums	$9,560,244	$9,093,219	$8,581,658
Government contracts	2,021,871	1,865,773	1,498,689
Net investment income	58,147	59,332	65,210
Other income	6,131	46,378	49,201

Total revenues	11,646,393	11,064,702	10,194,758

Expenses
Health plan services	8,413,638	7,516,838	7,161,520
Government contracts	1,927,598	1,789,523	1,452,968
General and administrative	888,480	912,531	856,169
Selling	240,117	233,519	197,751
Depreciation	41,426	55,903	61,832
Amortization	2,862	2,774	7,060
Interest	33,133	39,135	40,226
Severance, asset impairments and restructuring costs	32,893	16,409	60,337
Net (gain) loss on sales of businesses and properties and assets held for sale	(1,170)	(18,901)	5,000

Total expenses	11,578,977	10,547,731	9,842,863

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	67,416	516,971	351,895
Income tax provision	24,812	193,891	117,374

Income from continuing operations before cumulative effect of a change in accounting principle	$42,604	$323,080	$234,521

Health plan services medical care ratio (MCR)	88.0%	82.7%	83.5%
Government contracts cost ratio	95.3%	95.9%	96.9%
Administrative ratio (1)	9.7%	10.6%	10.6%
Selling costs ratio (2)	2.5%	2.6%	2.3%
Health plan services premiums per member per month (PMPM) (3)	$217.31	$201.97	$186.92
Health plan services PMPM (3)	$191.24	$166.96	$155.99

(1)	The administrative ratio is computed as the sum of general and administrative (“G&A”) and depreciation expenses divided by the sum of health plan services premium revenues and other income.

(2)	The selling costs ratio is computed as selling expenses divided by health plan premium revenues.
(3)	PMPM is calculated based on total at-risk member months and excludes ASO member months.

Enrollment Information

2004 Health Plan Membership Compared to 2003 Health Plan Membership

Total health plan membership decreased 6% to approximately 3.6 million members at December 31, 2004 from approximately 3.8 million members at December 31, 2003.

Enrollment in our commercial health plans, including ASO members, decreased 8% at December 31, 2004 compared to the same period in 2003. This decrease was primarily attributable to the premium pricing increases implemented in early 2004 to address higher health care costs and network provider issues. The enrollment decline was seen in the large and small group markets in all of our commercial health plans except our Arizona and Oregon plans. Overall, small group and individual enrollment declined 12% from 2003 to 2004 and large group enrollment declined 6%. We expect enrollment declines to persist at least through the first half of 2005 as we continue to maintain higher premiums.

Membership in our federal Medicare Risk program increased 1% at December 31, 2004 compared to the same period in 2003, primarily as a result of membership growth in our Oregon health plan, partially offset by membership losses from our planned withdrawal in selected counties in California. Medicare enrollment in our Oregon health plan increased from 392 to 8,594 members during 2004, primarily as a result of our Oregon health plan’s participation in a Medicare PPO demonstration project.

We participate in state Medicaid programs in California, Connecticut and New Jersey. California membership, where the program is known as Medi-Cal, comprised 84% of our Medicaid membership at December 31, 2004. Overall Medicaid membership decreased 2% at December 31, 2004 compared to the same period in 2003, primarily as a result of competition in New Jersey, a change in law that eliminated certain members eligibility in Connecticut and the State of California’s efforts to tighten eligibility requirements for participation in the Medi-Cal and Healthy Families program. In the third quarter of 2004, we added a new county in California, accounting for approximately 33,000 new members. Despite ongoing concerns about the states’ ability to adequately fund these Medicaid programs, we believe that the significant savings generated by Medicaid managed care will provide ongoing future growth opportunities, as states may move more Medicaid enrollees into managed care plans.

The following table below summarizes our health plan membership information by program and by state at December 31, 2004 and 2003 and the change in membership by program and by state between 2004 and 2003.

	Commercial (including ASO members)			Medicare Risk			Medicaid			Health Plan Total
	2004	2003	Change	2004	2003	Change	2004	2003	Change	2004	2003	Change
	(Membership in thousands)
Arizona	129	119	10	35	36	(1)	—	—	—	164	155	9
California	1,564	1,673	(109)	95	99	(4)	696	702	(6)	2,355	2,474	(119)
Connecticut	284	311	(27)	27	27	—	94	98	(4)	405	436	(31)
New Jersey	228	313	(85)	—	—	—	42	45	(3)	270	358	(88)
New York	259	281	(22)	6	6	—	—	—	—	265	287	(22)
Oregon	139	120	19	9	—	9	—	—	—	148	120	28
Pennsylvania	—	4	(4)	—	—	—	—	—	—	—	4	(4)

Total	2,603	2,821	(218)	172	168	4	832	845	(13)	3,607	3,834	(227)

2003 Health Plan Membership Compared to 2002 Health Plan Membership

Total health plan membership decreased 3% to approximately 3.8 million members at December 31, 2003 from approximately 4.0 million members at December 31, 2002.

Enrollment in our commercial health plans, including ASO members, decreased 3% at December 31, 2003 compared to the same period in 2002. The decrease in commercial membership was primarily due to planned exits from unprofitable large employer group accounts during 2003, in particular the planned loss of the California Public Employees’ Retirement System (“CalPERS”) account effective January 1, 2003. The CalPERS account had more than 175,000 members. This loss was partially offset by a membership increase in our small group and individual market as a result of sales efforts targeted at this portion of the market, improved relationships with the distribution system, including insurance brokers and general agents, pricing consistently with the market and health care cost trends and new and improved products.

Membership in our federal Medicare Risk program decreased 4% at December 31, 2003 compared to the same period in 2002, primarily due to changes in benefit levels offered by us and planned withdrawal of participation and cancellation of the PPO/POS plan in selected counties.

Membership in our state Medicaid programs decreased 3% at December 31, 2003 compared to the same period in 2002, primarily due to the State of California’s efforts to disenroll Medi-Cal members no longer eligible for this program, with Los Angeles County experiencing the majority of the decrease.

The table below summarizes our health plan membership information by program and by state at December 31, 2003 and 2002 and the change in membership by program and by state between 2003 and 2002.

	Commercial (including ASO members)			Medicare Risk			Medicaid			Health Plan Total
	2003	2002	Change	2003	2002	Change	2003	2002	Change	2003	2002	Change
	(Membership in thousands)
Arizona	119	119	—	36	39	(3)	—	—	—	155	158	(3)
California	1,673	1,760	(87)	99	102	(3)	702	721	(19)	2,474	2,583	(109)
Connecticut	311	361	(50)	27	29	(2)	98	105	(7)	436	495	(59)
New Jersey	313	302	11	—	—	—	45	48	(3)	358	350	8
New York	281	260	21	6	6	—	—	—	—	287	266	21
Oregon	120	79	41	—	—	—	—	—	—	120	79	41
Pennsylvania	4	38	(34)	—	—	—	—	—	—	4	38	(34)

Total	2,821	2,919	(98)	168	176	(8)	845	874	(29)	3,834	3,969	(135)

Government Contracts Membership

During 2004, we began the transition from our old TRICARE contracts to our new TRICARE contract for the North Region. Our old TRICARE contracts were comprised of three contracts covering five regions:

•	Region 11, covering Washington, Oregon and part of Idaho

•	Region 6, covering Arkansas, Oklahoma, most of Texas, and most of Louisiana

•	Regions 9, 10 and 12, covering California, Hawaii, Alaska and part of Arizona

The TRICARE contract for the North Region covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers a small portion of Tennessee, Missouri and Iowa. Health care delivery began on the new North Region contract on July 1, 2004 for the area that was previously TRICARE Regions 2 and 5 (now referred to as the Mid-Atlantic and Heartland sub-regions) and September 1, 2004 for the area that was previously TRICARE Region 1 (now referred to as the National Capital and Northeast sub-regions). We ended the delivery of health care under our existing Region 11 contract on May 31, 2004, our existing Region 9, 10 and 12 contract on June 30, 2004, and our existing Region 6 contract on October 31, 2004.

Under our TRICARE contract for the North Region, we provide health care services to approximately 2.9 million Military Health System (“MHS”)-eligible beneficiaries, including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.1 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of December 31, 2004, there were 1,350,153 TRICARE eligibles enrolled in TRICARE Prime under our North Region contract. The total estimated number of eligible beneficiaries for the North Region contract as of December 31, 2004 was 2,928,627 based on data provided by the Department of Defense. Our old TRICARE contracts covered approximately 1.5 million TRICARE eligibles as of December 31, 2003.

From January 1, 2004 through May 31, 2004 (the expiration date for the old Region 11 TRICARE contract), enrollment of TRICARE beneficiaries in TRICARE Prime for the Region 11 contract increased by 2.0% to 153,062, while the total estimated number of eligible beneficiaries, based on data from the Department of Defense, decreased by 4.5% to 236,834. From January 1, 2004 through October 31, 2004, (the expiration date for the old Region 6 TRICARE contract), enrollment of TRICARE beneficiaries in TRICARE Prime for the Region 6 contract increased by 1.3% to 393,674, while the total estimated number of eligible beneficiaries, based on data from the Department of Defense, decreased by 5.3% to 612,611. From January 1, 2004 through June 30, 2004 (the expiration date for the old Regions 9, 10 and 12 TRICARE contract), enrollment of TRICARE beneficiaries in TRICARE Prime for the Regions 9, 10 and 12 contract increased by 1.1% to 387,906 while the total estimated number of eligible beneficiaries, based on data from the Department of Defense and excluding Alaska, decreased by 0.1% to 595,626. Department of Defense estimated numbers of eligible beneficiaries are subject to revision when actual numbers become available. TRICARE beneficiaries do not “enroll” in either TRICARE Extra or TRICARE Standard, rather, they select, on a case-by-case basis, to utilize either, both or neither of these options during any given year. As such, there is no enrollment data available for the TRICARE Extra and TRICARE Standard options.

In addition to the 2.9 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer 17 contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 12 states covering approximately 33,000 enrollees. We also manage two behavioral health services subcontracts which support prime contracts issued by the Department of Defense’s Quality of Life Office. For additional information regarding our TRICARE contract for the North Region and the other government contracts we manage and administer, see “Item 1. Business—Segment Information—Government Contracts Segment.”

Health Plan Services Premiums

2004 Compared to 2003

Health Plan Services premiums increased by $467.0 million or 5.1% to $9,560.2 million for the year ended December 31, 2004 from $9,093.2 million for the same period in 2003 due to the following:

•	Commercial premiums increased by $430.9 million or 6.6% for the year ended December 31, 2004 compared to the same period in 2003. This increase is attributable to our implementation of higher rates (including renewal rates) in our large and small group markets in all of our health plans to account for higher health care costs, partially offset by membership losses in all states except Arizona and Oregon.

•	Medicare Risk premium increased by $102.6 million or 7.4% for the year ended December 31, 2004 compared to the same period in 2003. Rate increases were seen in all states due to increases in the per-member rates paid to us by CMS as a result of the adoption of the MMA in December 2003. This was partially offset by membership losses in all states except Oregon.

•	Medicaid premiums decreased by $66.5 million or 5.7% for the year ended December 31, 2004 compared to the same period in 2003, primarily due to membership losses in all states.

A rate/volume analysis showing the impact of these commercial, Medicare and Medicaid premium and membership changes for the year ended December 31, 2004 compared to the same period in 2003 is summarized in the following table.

	Year Ended December 31, 2004
	(Dollars in millions)
Increase in Commercial Premium PMPM		8.4%
Decrease in Commercial Member Months		(1.8)

Increase in Commercial Premium Revenue over Prior Year	$430.9	6.6%

Increase in Medicare Risk Premium PMPM		8.7%
Decrease in Medicare Risk Member Months		(1.3)

Increase in Medicare Risk Premium Revenue over Prior Year	$102.6	7.4%

Decrease in Medicaid Premium PMPM		(1.1)%
Decrease in Medicaid Member Months		(4.6)

Decrease in Medicaid Premium Revenue over Prior Year	$(66.5)	(5.7)%

Increase in Total Health Plan Services Premiums PMPM		7.6%
Decrease in Total Health Plan Services Member Months		(2.5)%

Increase in Total Health Plan Services Premiums Revenue over Prior Year	$467.0	5.1%

2003 Compared to 2002

Health Plan Services premiums increased by $511.6 million or 6.0% to $9,093.2 million for the year ended December 31, 2003 from $8,581.6 million for the same period in 2002 due to the following:

•	Commercial premiums increased by $513.6 million or 8.6% for the year ended December 31, 2003 compared to the same period in 2002. This increase was seen in large and small groups across all states, with California and New Jersey having the largest increases ranging from 12% to 15%. The decrease in member months was primarily due to the loss of the CalPERS account in California, the loss of members in Arizona and Connecticut, and the withdrawal from our Pennsylvania health plan. We ceased providing coverage for commercial members in our Pennsylvania health plan effective September 30, 2003 and for the members enrolled in the Federal Employee Health Benefit Plan effective January 11, 2004.

•	Medicare Risk premium decreased by $42.3 million or 3.0% for the year ended December 31, 2003 compared to the same period in 2002. This decrease was the result of our planned exit from certain counties in California and Arizona. The increase in Medicare risk premiums reflects annual rate increases from CMS and was seen across all states.

•	Medicaid premiums increased by $40.3 million or 3.6% for the year ended December 31, 2003 compared to the same period in 2002. This increase was due to rate increases and increased reimbursement rates for maternity charges in New Jersey. Rates in California were relatively flat with a 1.1% decrease in the Department of Health Services’ rates offset by an increase in the Healthy Families program rates.

A rate/volume analysis showing the impact of these commercial, Medicare and Medicaid premium and membership changes for the year ended December 31, 2003 compared to the same period in 2002 is summarized in the following table.

	Year Ended December 31, 2003
	(Dollars in millions)
Increase in Commercial Premium PMPM		11.9%
Decrease in Commercial Member Months		(3.3)%

Increase in Commercial Premium Revenue over Prior Year	$513.6	8.6%

Increase in Medicare Risk Premium PMPM		5.6%
Decrease in Medicare Risk Member Months		(8.6)%

Decrease in Medicare Risk Premium Revenue over Prior Year	$(42.3)	(3.0)%

Increase in Medicaid Premium PMPM		0.8%
Increase in Medicaid Member Months		2.8%

Increase in Medicaid Premium Revenue over Prior Year	$40.3	3.6%

Increase in Total Health Plan Services Premiums PMPM		8.1%
Decrease in Total Health Plan Services Member Months		(2.1)%

Increase in Total Health Plan Services Premiums Revenue over Prior Year	$511.6	6.0%

Government Contracts Revenues

The increases in Government Contracts revenue for the year ended December 31, 2004 compared to the same period in 2003 and for the year ended December 31, 2003 compared to the same period in 2002 are as follows:

			Change 2004 over 2003			Change 2003 over 2002
	2004	2003	Dollars	%	2002	Dollars	%
	(Dollars in millions)
Government contracts	$2,021.9	$1,865.8	$156.1	8.4%	$1,498.7	$367.1	24.5%

2004 Compared to 2003

Government Contracts revenues increased by $156.1 million for the year ended December 31, 2004 as compared to the same period in 2003. This increase was primarily due to a $684.1 million increase in revenues in the second half of 2004 when we began providing health care services under the new TRICARE contract for the North Region, partially offset by a decrease in revenues of $526.7 million from the expiration of the old TRICARE contracts.

2003 Compared to 2002

Government Contracts revenues increased by $367.1 million for the year ended December 31, 2003 as compared to the same period in 2002. This increase was primarily due to

•	a $143.4 million increase in risk sharing revenue resulting from increased health care cost estimates following the call-up of reservists in support of the nation’s heightened military activity and an increased number of enrollees seeking care in the private sector as many military health care professionals were deployed abroad, and

•	the receipt of an additional $206.7 million from higher change order and bid price adjustments.

Net Investment and Other Income

The decreases in net investment and other income for the year ended December 31, 2004 compared to the same period in 2003 and for the year ended December 31, 2003 compared to the same period in 2002 are as follows:

			Change 2004 over 2003			Change 2003 over 2002
	2004	2003	Dollars	%	2002	Dollars	%
	(Dollars in millions)
Net investment income	$58.1	$59.3	$(1.2)	(2.0)%	$65.2	$(5.9)	(9.0)%
Other income	$6.1	$46.4	$(40.3)	(86.8)%	$49.2	$(2.8)	(5.7)%

2004 Compared to 2003

Net investment income generally remained consistent from 2003 to 2004 with only a slight decrease of $1.2 million for the year ended December 31, 2004 as a result of lower average cash balances.

Other income decreased by $40.3 million for the year ended December 31, 2004 as compared to the same period in 2003 due to the sale of our employer services group division effective October 31, 2003. We deferred approximately $15.9 million of the gains on the October 2003 sales of our employer services group division and dental and vision plans related to non-compete and network access agreements. The deferred amounts are recognized as other income over the terms of the agreements. We recognized other income of $2.8 million during 2004 related to the amortization of these agreements.

2003 Compared to 2002

Net investment income decreased by $5.9 million for the year ended December 31, 2003 as compared to the same period in 2002, primarily as a result of declines in interest rates applicable to our cash and cash equivalent balances as the Federal Reserve lowered the Fed Funds target by 25 basis points. This impacted our investment income in 2003 because the Fed Funds target rates track closely with cash yields, and a significant portion of our total balances available for investment is cash and cash equivalents. The decline was partially offset by higher average cash and investment balances.

Other income decreased by $2.8 million for the year ended December 31, 2003 compared to the same period for 2002, primarily due to the sale of our employer services group subsidiary effective October 31, 2003.

Health Plan Services Costs

2004 Compared to 2003

Health Plan Services costs increased by $896.8 million or 12.0% to $8,413.6 million for the year ended December 31, 2004 from $7,516.8 million for the same period in 2003 due to the following:

•	Commercial health care costs increased by $828.3 million, or 15.7%, for the year ended December 31, 2004 compared to the same period in 2003. Commercial health care costs increased primarily due to our decision to accelerate claim payments in early 2004 and provider settlements of $143.5 million relating to claims processing and payment issues that had been or were being resolved in the fourth quarter of 2004. These higher levels of paid claims persisted through the balance of 2004 and contributed to the increase in overall commercial health care costs. See “Item 3. Legal Proceedings—Provider Disputes” for additional information on the provider settlements. In addition, physician costs on PMPM basis increased by 7.2% in 2004, consistent with our expectations, and pharmaceutical costs on a PMPM basis for our health plans rose by 5.2% in 2004.

•	Medicare Risk health care costs increased by $126.3 million, or 10.2%, for the year ended December 31, 2004 compared to the same period in 2003. Medicare risk health care costs increased primarily as a result of higher hospital costs from higher bed day utilization, higher pharmacy cost trend for HMO products and provider settlements of $14.6 million relating to claims processing and payment issues that had been or were being resolved in the fourth quarter of 2004.

•	Medicaid health care costs decreased by $57.8 million, or 6.0%, for the year ended December 31, 2004 compared to the same period in 2003. Medicaid health care costs decreased as a result of lower physician costs combined with membership losses.

Health Plan Services MCR increased to 88.0% for the year ended December 31, 2004 as compared to 82.7% for the same period in 2003. The increase is primarily due to higher commercial health care costs that outpaced the premium revenue growth.

A rate/volume analysis showing the impact of these commercial, Medicare and Medicaid health care cost changes for the year ended December 31, 2004 compared to the same period in 2003 is summarized in the following table.

	Year Ended December 31, 2004
	(Dollars in millions)
Increase in Commercial Health Care Cost PMPM		17.5%
Decrease in Commercial Member Months		(1.8)

Increase in Commercial Health Care Cost over Prior Year	$828.3	15.7%

Increase in Medicare Risk Health Care Cost PMPM		11.5%
Decrease in Medicare Risk Member Months		(1.3)

Increase in Medicare Risk Health Care Cost over Prior Year	$126.3	10.2%

Decrease in Medicaid Health Care Cost PMPM		(1.4)%
Decrease in Medicaid Member Months		(4.6)

Decrease in Medicaid Health Care Cost Prior Year	$(57.8)	(6.0)%

Increase in Total Health Plan Services Health Care Cost PMPM		14.5%
Decrease in Total Health Plan Services Member Months		(2.5)%

Increase in Total Health Plan Services Health Care Cost over Prior Year	$896.8	12.0%

2003 Compared to 2002

Health Plan Services costs increased by $355.3 million or 5.0% to $7,516.8 million for the year ended December 31, 2003 from $7,161.5 million for the same period in 2003 due to the following:

•	Commercial health care costs increased by $376.8 million, or 7.6%, for the year ended December 31, 2003 compared to the same period in 2002. Commercial health care costs increased primarily due to higher hospital and physician costs and moderating trends in pharmacy costs attributable to benefit changes, increased generic usage and the conversion of two popular prescribed pharmaceuticals to over-the-counter status.

•	Medicare Risk health care costs decreased by $66.2 million, or 5.1%, for the year ended December 31, 2003 compared to the same period in 2002. Medicare risk health care costs decreased primarily due to a decrease in member months as a result of our planned exit from certain counties in California, Arizona and Connecticut. The increases in health care costs on a PMPM basis were primarily in California and Connecticut, which experienced higher physician capitation rates and increased inpatient and outpatient utilization. These trends were also consistent with revenue increases and limited Medicare fee schedule increases in 2003.

•	Medicaid health care costs increased by $44.7 million, or 4.9%, for the year ended December 31, 2003 compared to the same period in 2002. Medicaid health care costs increased primarily due to limited Medicaid fee schedule increases and a significant portion of providers in California being paid capitation on a percentage of premium basis.

Health Plan Services MCR decreased to 82.7% for the year ended December 31, 2003 from 83.5% for the same period in 2002 due to a continued focus on pricing discipline combined with pricing increases above the health care cost trend for our commercial and Medicare Risk products.

A rate/volume analysis showing the impact of these commercial, Medicare and Medicaid health care cost changes for the year ended December 31, 2003 compared to the same period in 2002 is summarized in the following table.

	Year Ended December 31, 2003
	(Dollars in millions)
Increase in Commercial Health Care Cost PMPM		10.9%
Decrease in Commercial Member Months		(3.3)%

Increase in Commercial Health Care Cost over Prior Year	$376.8	7.6%

Increase in Medicare Risk Health Care Cost PMPM		3.5%
Decrease in Medicare Risk Member Months		(8.6)

Decrease in Medicare Risk Health Care Cost over Prior Year	$(66.2)	(5.1)%

Increase in Medicaid Health Care Cost PMPM		2.1%
Increase in Medicaid Member Months		2.8%

Increase in Medicaid Health Care Cost Prior Year	$44.7	4.9%

Increase in Total Health Plan Services Health Care Cost PMPM		7.1%
Decrease in Total Health Plan Services Member Months		(2.1)%

Increase in Total Health Plan Services Health Care Cost over Prior Year	$355.3	5.0%

Government Contracts Costs

The increases in Government Contracts costs for the year ended December 31, 2004 compared to the same period in 2003 and for the year ended December 31, 2003 compared to the same period in 2002 are as follows:

			Change 2004 over 2003			Change 2003 over 2002
	2004	2003	Dollars	%	2002	Dollars	%
	(Dollars in millions)
Government contracts costs	$1,927.6	$1,789.5	$138.1	7.7%	$1,452.9	$336.6	23.2%

2004 Compared to 2003

Government contracts costs increased by $138.1 million, or 7.7%, for the year ended December 31, 2004 compared to the same period in 2003 due to an increase in costs of $672.1 million from the start of providing health care services under the new TRICARE contract for the North Region, partially offset by $528.2 million from the expiration of the old TRICARE contracts.

The Government contracts ratio improved by 60 basis points to 95.3% for the year ended December 31, 2004 from 95.9% for the same period in 2003.

2003 Compared to 2002

Government Contracts costs increased by $336.6 million, or 23.2%, for the year ended December 31, 2003 compared to the same period in 2002, primarily due to the increase in health care cost estimates of $196.8 million resulting from the call-up of reservists in support of the nation’s heightened military activity and $119.4 million from higher change order and bid price adjustments.

Our Government Contracts cost ratio decreased to 95.9% for the year ended December 31, 2003 from 96.9% for the same period in 2002.

General, Administrative and Other Costs

The changes in general and administrative (“G&A”), selling, amortization and depreciation and interest expense for the year ended December 31, 2004 compared to the same period in 2003 and for the year ended December 31, 2003 compared to the same period in 2002 are as follows:

			Change 2004 over 2003			Change 2003 over 2002
	2004	2003	Dollars	%	2002	Dollars	%
	(Dollars in millions)
General and administrative	$888.5	$912.5	$(24.0)	(2.6)%	$856.1	$56.4	6.6%
Selling	$240.1	$233.5	$6.6	2.8%	$197.7	$35.8	18.1%
Amortization and Depreciation	$44.3	$58.7	$(14.4)	(24.5)%	$68.9	$(10.2)	(14.8)%
Interest expense	$33.1	$39.1	$(6.0)	(15.3)%	$40.2	$(1.1)	(2.7)%

2004 Compared to 2003

General and administrative costs for the year ended December 31, 2004 decreased by $24.0 million, or 2.6%, compared to the same period in 2003. This decrease is primarily due to the divestiture of our employer services group division in October 2003, which had approximately $40 million in general and administrative expenses, partially offset by $10.6 million in legal costs associated with the provider settlements discussed in “Health Plan Services Cost—2004 Compared to 2003” above. Our administrative ratio (G&A and depreciation expense as a percentage of Health Plan Services premiums and other income) decreased to 9.7% for the year ended December 31, 2004 from 10.6% for the same period in 2003.

The selling costs ratio (selling costs as a percentage of Health Plan Services premiums) decreased to 2.5% for the year ended December 31, 2004 from 2.6% for the same period in 2003, primarily due to lower broker commissions as a result of the decline in small group and individual enrollment in 2004.

Amortization and depreciation expense for the year ended December 31, 2004 decreased by $14.4 million, or 24.5%, compared to the same period in 2003 due to asset retirements and assets becoming fully depreciated. Amortization expense remained relatively flat from 2004 to 2003 at approximately $2.8 million.

Interest expense for the year ended December 31, 2004 decreased by $6.0 million, or 15.3%, compared to the same period in 2003 primarily due to the current favorable impact of $7.1 million in settlements on our interest rate swap contracts (“Swap Contracts”) for our Senior Notes, partially offset by an increase in our interest expense of $1.9 million as a result of the downgrade of our senior unsecured debt rating. See Note 6 to our consolidated financial statements for further information on our Swap Contracts and information on the downgrade of our senior unsecured debt rating.

2003 Compared to 2002

G&A costs increased by $56.4 million, or 6.6%, for the year ended December 31, 2003 compared to the same period in 2002 due to continued investment in our operations and systems consolidation projects. Our administrative expense ratio remained at 10.6% for the year ended December 31, 2003 as compared to the same period in 2002.

The selling costs ratio increased to 2.6% for the year ended December 31, 2003 from 2.3% for the same period in 2002. This increase reflects the continued shift of our commercial health plan mix to small group with its higher selling costs.

Amortization and depreciation expense decreased $10.2 million, or 14.8%, for the year ended December 31, 2003 as compared to the same period in 2002. This decrease was primarily due to certain intangible assets (primarily comprised of employer groups) reaching the end of their useful lives in July 2002 and thus becoming fully amortized as well as from asset impairments recorded during the fourth quarter ended December 31, 2002 as a result of our systems consolidation project.

Interest expense decreased by $1.1 million, or 2.7%, for the year ended December 31, 2003 as compared to the same period in 2002 due to lower average balance outstanding from repayment of the entire balance of $120 million on our revolving credit facility balance as of June 30, 2002.

Severance, Asset Impairments and Restructuring Costs

We recorded severance and related benefits, asset impairments and restructuring costs for the years ended December 31, 2004, 2003 and 2002. Set forth below, is a chart summarizing these charges and details regarding the summary information contained in the chart.

	2004 Charges	2003 Charges	2002 Charges
	(Dollars in millions)
Severance and related benefit costs	$25.3	$—	$—
Modification to 2001 restructuring plan	—	—	1.5
Asset impairment charge	5.9	16.4	58.8
Real estate lease termination costs	1.7	—	—

Total	$32.9	$16.4	$60.3

2004 Charges

On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative costs, we would commence an involuntary workforce reduction of approximately 500 positions, which included reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast. We recorded pre-tax severance and related benefit costs of $17.4 million, $5.2 million and $2.7 million in the second, third and fourth quarters of 2004, respectively, associated with the workforce reduction. We currently anticipate that we will record additional severance and benefit related costs of $3 million during the year ended December 31, 2005, and that an additional $12.6 million will be paid out during the year ending December 31, 2005. We plan to use cash flows from operations to fund these payments.

We recorded a $3.0 million pre-tax impairment on internally developed software and purchased computer hardware that were rendered obsolete as a result of changes to our operations and systems consolidation process. We also recorded a pre-tax $2.9 million impairment on investments in other companies in the fourth quarter of 2004.

We recorded a $1.7 million pre-tax charge for lease termination expenses associated with the exit of certain properties as part of the transition from our old TRICARE contracts to the new TRICARE contract for the North Region.

See Note 14 to our consolidated financial statements for further information on the severance and related benefits, asset impairments and lease termination costs.

2003 Charges

During 2002, we recorded a $2.4 million pre-tax estimated loss on assets held for sale related to a corporate facility building located in Trumbull, Connecticut consisting entirely of non-cash write-downs of building and building improvements. On January 26, 2004, we sold this asset for $6.9 million in cash and recognized a pre-tax loss of $0.7 million as an asset impairment charge in our consolidated statement of operations for the year ended December 31, 2003.

During 2003, we recorded a $1.9 million pre-tax impairment on a corporate facility building located in Carmichael, California consisting entirely of non-cash write-downs of building and building improvements. On April 12, 2004, we sold this asset for $1.3 million in cash and recognized a pre-tax gain of $0.2 million in our consolidated statement of operations for the year ended December 31, 2004.

During 2000, we secured an exclusive e-business connectivity services contract from the Connecticut State Medical Society IPA, Inc. (“CSMS-IPA”) for $15.0 million that we expected to recover through future connectivity service capabilities. CSMS-IPA is an association of medical doctors providing health care primarily in Connecticut. The amounts paid to CSMS-IPA for this agreement are included in other noncurrent assets and we had periodically assessed the recoverability of such assets. During 2002, we entered into various agreements with external third parties in connection with this service capability. We entered into marketing and stock issuance agreement with NaviMedix, Inc. (“NaviMedix”), a provider of online solutions connecting health plans, physicians and hospitals. In exchange for providing general assistance and advice to NaviMedix, we received 800,000 shares of NaviMedix common stock and the right to receive an additional 100,000 earnout shares for each $1 million in certain NaviMedix gross revenues generated during an annualized six-month measurement period. In March 2002, we entered into an assignment, assumption and bonus option agreement with CSMS-IPA pursuant to which CSMS-IPA received 32,000 shares or 4% of the NaviMedix shares that we received and the right to receive 4% of any of the earnout shares we may realize. Under the agreement, CSMS-IPA is also entitled to receive up to an additional 8.2% of the earnout shares from us depending on the proportion of NaviMedix gross revenue that is generated in Connecticut. In March 2002, we entered into a cooperation agreement with CSMS-IPA pursuant to which we jointly designate and agree to evaluate connectivity vendors for CSMS-IPA members. NaviMedix provides connectivity services to our subsidiary, Health Net of the Northeast, Inc. under a service contract which expires on June 1, 2005.

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

2002 Charges

As part of our ongoing G&A expense reduction efforts, we implemented an enterprise-wide staff reduction in 2001. This formal plan was completed as of September 30, 2002 and we recorded a modification of $1.5 million to reflect an increase in the severance and related benefits in connection with this staff reduction.

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

During the third quarter ended September 30, 2002, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), we evaluated the carrying value of our investments available for sale in CareScience, Inc. The common stock of CareScience, Inc. had been consistently trading below $1.00 per share since early September 2002 and was at risk of being delisted. As a result, we determined that the decline in the fair value of CareScience’s common stock was other than temporary. The fair value of these investments was determined based on quotations available on a securities exchange registered with the SEC as of September 30, 2002. Accordingly, we recognized a $3.6 million pre-tax write-down in the carrying value of these investments which was classified as asset impairments and restructuring charges during the third quarter ended September 30, 2002.

Pursuant to SFAS No. 115 and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures,” we evaluated the carrying value of our investments in convertible preferred stock and subordinated notes of AmCareco, Inc. arising from the 1999 divestiture of our health plans in Louisiana, Oklahoma and Texas. Since August 2002, authorities in these states have taken various actions, including license denials and liquidation-related processes, that caused us to determine that the carrying value of these assets was no longer recoverable. Accordingly, we wrote off the total carrying value of our investment of $7.1 million which was included as a charge in asset impairments and restructuring charges during the third quarter ended September 30, 2002.

Net Gain (Loss) on Sale of Businesses and Assets Held for Sale

The gains and (losses) recognized from divestitures made during the years ended December 31, 2004, 2003 and 2002 are summarized in the following table.

	2004	2003	2002
	(Dollars in millions)
Subacute subsidiaries	$1.9	$—	$—
Florida health plan	(0.4)	—	—
Dental and vision subsidiaries	(0.3)	7.8	—
Employer Services Group subsidiaries	—	12.3	—
Claims processing subsidiary	—	(1.2)	(2.6)
Buildings held for sale	—	—	(2.4)

Net gain (loss) on sale of businesses and assets held for sale	$1.2	$18.9	$(5.0)

2004 Divestitures

On March 1, 2004, we completed the sale of two subacute subsidiaries, American VitalCare, Inc. and Managed Alternative Care, Inc., to a subsidiary of Rehabcare Group, Inc. We received a payment of approximately $11 million, subject to certain post-closing adjustments, and a $3 million subordinated promissory note for which we recorded a full reserve.

Effective September 30, 2004, we entered into agreements (the “Settlement Agreements”) to settle certain true-up adjustments under a stock purchase agreement and reinsurance agreement entered into in 2001 in connection with the sale of our Florida health plan (the “Florida Plan”). The Settlement Agreements also provided for the recovery of certain legal fees and legal settlements that we had paid on behalf of the Florida Plan. In connection with the Settlement Agreements, we recorded $0.4 million in additional pre-tax loss on sale of the Florida Plan related to the other true-up adjustments in our consolidated statements of operations in 2004.

As part of the Settlement Agreements, all of our indemnification obligations under the stock purchase agreement were terminated and the Florida Plan agreed to indemnify us against any current or future litigation relating to our prior ownership of the Florida Plan. In addition, effective September 30, 2004, we entered into agreements to amend the two existing notes that we received from the sale of the Florida Plan and the related corporate facility building. The amendments had no significant impact on our financial position or results of operations. See Note 3 to our consolidated financial statements for more information on the sale of the Florida Plan.

2003 Divestitures

On October 31, 2003, we completed the sales of our dental and vision subsidiaries, Health Net Dental and Health Net Vision, to SafeGuard Health Enterprises, Inc. During the fourth quarter of 2004, we entered into a settlement agreement to settle the true-up adjustments related to the sale of our dental and vision subsidiaries. In connection with these sales, we received approximately $14.8 million in cash.

On October 31, 2003, we consummated the sale of our workers’ compensation services subsidiary, Health Net Employer Services, Inc., along with its subsidiaries Health Net Plus Managed Care Services, Inc. and Health Net CompAmerica, Inc., collectively known as our employer services group subsidiary, to First Health Group Corp. In connection with this sale, we received $79.5 million in cash.

2002 Divestitures

Effective July 1, 2002, we sold our claims processing subsidiary, EOS Claims Services, Inc., to Tristar Insurance Group, Inc. In connection with this sale, we received $500,000 in cash.

During 2002, we recorded an estimated pre-tax loss of $2.6 million on assets held for sale related to a corporate facility building in Trumbull, Connecticut consisting entirely of non-cash write-downs of a building and building improvements.

The 2004, 2003 and 2002 divestitures described above did not have a material impact on our financial condition, results of operations or liquidity. See Note 3 to our consolidated financial statements for more information on these divestitures.

Income Tax Provision

Our income tax expense and the effective income tax rate for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(Dollars in millions)
Income tax expense	$24.8	$193.9	$117.4
Effective tax rate (1)	36.8%	37.5%	33.4%

(1)	The effective income tax rate differs from the statutory federal tax rate of 35.0% in each year due primarily to state income taxes, tax-exempt investment income, business divestitures and tax return examination settlements. The effective income tax rate decreased from 2003 to 2004 due to an increase in the impact of tax benefits associated with tax return examination settlements. The effective income tax rate increased from 2002 to 2003 primarily due to the reduction in the impact of tax benefits associated with tax return examination settlements.

Loss on Settlement from Disposition of Discontinued Operations

During the third quarter ended September 30, 2003, we recognized an $89.1 million loss on settlement from disposition of discontinued operations, net of tax of $47.9 million, or $0.77 per basic share and $0.75 per diluted share, as a result of our settlement agreement with SNTL Litigation Trust, to settle all outstanding claims under the Superior National Insurance Group, Inc v. Foundation Health Corporation, et. al. litigation. See “Item 3. Legal Proceedings” and Note 12 to our consolidated financial statements for additional information regarding the Superior settlement.

Cumulative Effect of a Change in Accounting Principle

A description of the cumulative effect of a change in accounting principle from adopting SFAS No. 142 is contained in Note 2 to our consolidated financial statements.

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

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $129.5 million and $90.9 million as of December 31, 2004 and 2003, respectively. Cash flows from operating activities for 2004 were impacted by the effects of the transition to the new TRICARE contract. Under the old TRICARE contracts, we are required to set aside cash for the payment of run-out claims, which is expected to continue through 2005. We have set aside $38.9 million in cash as of December 31, 2004 as required under those TRICARE contracts to pay the run-out claims.

During the fourth quarter of 2004, we recorded $158.1 million of health care costs and $10.6 million of legal costs related to provider settlements. Most of the settlements involve California hospitals, and the claims at issue date back to 2001. These provider settlements will be funded by cash flow from operating activities. For additional information regarding the provider settlements, see “Health Plan Services Costs—2004 Compared to 2003” and “Item 3. Legal Proceedings—Provider Disputes.”

Our cash flow from investing activities is primarily impacted by the sales, maturities and purchases of our available-for-sale investment securities and restricted investments. Our investment objective is to maintain safety and preservation of principal by investing in high-quality, investment grade securities while maintaining liquidity in each portfolio sufficient to meet our cash flow requirements and attaining the highest total return on invested funds.

Operating Cash Flows

Decreases in our operating cash flows for the year ended December 31, 2004 compared to the same period in 2003 and for the year ended December 31, 2003 compared to the same period in 2002 are as follows:

	2004	2003	Change 2004 over 2003	2002	Change 2003 over 2002
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(54.9)	$379.8	$(434.7)	$413.5	$(33.7)

2004 Compared to 2003

Net cash from operating activities decreased by $434.7 million for the year ended December 31, 2004 compared to the same period in 2003 due to the following:

•	Net decrease in net income plus amortization, depreciation and other net non-cash charges of $199.7 million,

•	Net decrease in cash flows from amounts receivable/payable under government contracts of $175.3 million, primarily due to the transition to the new TRICARE contract for the North Region, and

•	Delayed receipt of the December 2004 Medicare payment of $66 million for our California and New York health plans.

2003 Compared to 2002

Net cash from operating activities decreased by $33.7 million for the year ended December 31, 2003 compared to the same period in 2002 due to the following:

•	Net decrease in net income plus amortization, depreciation and other net non-cash charges of $72.1 million,

•	Net decrease in cash flows from accounts payable and other liabilities of $22.2 million primarily due to an increase in accruals resulting from timing of payments,

•	Net decrease in cash flows from premiums receivable and unearned premiums of $9.1 million primarily from enrollment decreases, and

•	Net decrease in cash collections from other assets of $3.2 million, partially offset by

•	Net increase in cash flows from amounts receivable/payable under government contracts of $40.6 million, primarily resulting from the increases in health care revenue and cost attributable to reservist activation to support increased military activity,

•	Net increase in cash flows of $29.7 million from reserves for claims and other settlements, and

•	Net increase in cash flows of $2.5 million from the tax benefits on stock option exercises.

Investing Activities

Increases in cash flows from investing activities for the year ended December 31, 2004 compared to the same period in 2003 and for the year ended December 31, 2003 compared to the same period in 2002 are as follows:

	2004	2003	Change 2004 over 2003	2002	Change 2003 over 2002
	(Dollars in millions)
Net cash used in investing activities	$(14.2)	$(105.5)	$91.3	$(182.9)	$77.4

2004 Compared to 2003

Net cash from investing activities increased by $91.3 million for the year ended December 31, 2004 compared to the same period in 2003 due to the following:

•	Net decrease in maturities and sales of available for sale securities of $168.5 million,

•	Net decrease in purchases of property and equipment of $17.0 million, partially offset by

•	Net increase in purchases of restricted investments of $14.9 million as required under our old TRICARE contracts in connection with the run-out claims, and

•	Net decrease in cash proceeds from divestitures of $79.2 million.

2003 Compared to 2002

Net cash from investing activities increased by $77.4 million for the year ended December 31, 2003 compared to the same period in 2002 due to the following:

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

Financing Activities

Increases in cash flows from financing activities for the year ended December 31, 2004 compared to the same period in 2003 and for the year ended December 31, 2003 compared to the same period in 2002 are as follows:

	2004	2003	Change 2004 over 2003	2002	Change 2003 over 2002
	(Dollars in millions)
Net cash used in financing activities	$(69.6)	$(246.2)	$176.6	$(305.6)	$59.4

2004 Compared to 2003

Net cash used in financing activities decreased by $176.6 million for the year ended December 31, 2004 compared to the same period in 2003 due to a decrease in repurchases of our common stock. We repurchased 3,179,400 shares of our common stock for $83.7 million in 2004 under our stock repurchase program compared to 10,129,655 shares for $288.3 million in 2003. In addition, we paid $5.0 million for 150,000 shares repurchased in 2003 and settled in 2004. Cash proceeds from the exercise of stock options and employee stock purchases declined by $23.2 million.

2003 Compared to 2002

Net cash used in financing activities was $246.2 million for the year ended December 31, 2003 as compared to $305.6 million for the same period in 2002. Under our stock repurchase program more fully described above, we repurchased and paid for 10,129,655 shares of our common stock for $288.3 million during the year ended December 31, 2003 compared to 6,519,600 shares for $159.7 million during the same period in 2002. We paid down the entire outstanding balance of our revolving credit facility as of December 31, 2002. Accordingly, the repayment of our credit facility decreased by $195 million, net of $50 million in borrowings, during the year ended December 31, 2003 as compared to the same period in 2002.

Stock Repurchase Program

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under a stock repurchase program. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under our stock repurchase program. Based on the authorization we received from our Board of Directors to repurchase up to an aggregate of $450 million, our total authority under our stock repurchase program through 2004 was estimated at $593 million, including the realized exercise proceeds and tax benefits. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. We used net free cash available to the parent company to fund the share repurchases. As a result of Moody’s downgrade in September 2004 and S&P’s downgrade in November 2004 with respect to our senior unsecured debt rating, we discontinued our repurchases of common stock under our stock repurchase program through the end of 2004. Our stock repurchase program currently remains on hold. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future ratings action taken by Moody’s or S&P on our senior unsecured debt rating. See Note 6 to our consolidated financial statements for additional information regarding the Moody’s and S&P downgrades.

Senior Notes

Our Senior Notes consist of $400 million in aggregate principal amount of 8.375% senior notes due 2011. The Senior Notes were issued pursuant to an indenture dated as of April 12, 2001. The interest rate payable on our Senior Notes is subject to adjustment from time to time if either Moody’s or S&P downgrades the rating ascribed to the Senior Notes below investment grade (as defined in the indenture governing the Senior Notes). On September 8, 2004, Moody’s announced that it had downgraded our senior unsecured debt rating from Baa3 to Ba1, which triggered an adjustment to the interest rate payable by us on our Senior Notes. As a result of the Moody’s downgrade, effective September 8, 2004, the interest rate on the Senior Notes increased from the original rate of 8.375% per annum to an adjusted rate of 9.875% per annum, resulting in an increase in our interest expense of $6 million on an annual basis. On November 2, 2004, S&P announced that it had downgraded our senior unsecured debt rating from BBB- to BB+. The adjusted interest rate of 9.875% per annum will remain in effect for so long as the Moody’s rating on our senior unsecured debt remains below Baa3 (or the equivalent) or the S&P rating on our senior unsecured debt remains below BBB- (or the equivalent). During any period in which the Moody’s rating on our senior unsecured debt is Baa3 (or the equivalent) or higher and the S&P rating on our senior unsecured debt is BBB- (or the equivalent) or higher, the interest rate payable on the Senior Notes will be equal to the original rate of 8.375% per annum.

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

Senior Credit Facility

On June 30, 2004, we entered into a new five-year revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and the other lenders party thereto. The senior credit facility refinanced and replaced our previous $175 million 364-

day credit facility (which matured June 22, 2004) and $525 million revolving five-year credit facility (which was scheduled to mature June 28, 2006).

Borrowings under our senior credit facility may be used for general corporate purposes, including acquisitions, and to service our working capital needs. We must repay all borrowings, if any, under our senior credit facility by June 30, 2009, unless the maturity date under the senior credit facility is extended. Interest on any amount outstanding under the senior credit facility is payable monthly at a rate per annum of (a) LIBOR plus a margin ranging from 50 to 112.5 basis points or (b) the higher of (1) the Bank of America prime rate and (2) the federal funds rate plus 0.5%, plus a margin of up to 12.5 basis points. We have also incurred and will continue to incur customary fees in connection with the senior credit facility. As of December 31, 2004, no amounts were outstanding under our senior credit facility and the maximum commitment level under our senior credit facility was $700 million.

We can obtain letters of credit in an aggregate amount of $200 million under our senior credit facility. We transferred all existing letters of credit under our previous five-year credit facility to the new senior credit facility. As of December 31, 2004, these letters of credit totaled $13.2 million in the aggregate. No amounts had been drawn on any of these letters of credit as of December 31, 2004. As a result of issuing these letters of credit, the maximum amount that can be drawn under our senior credit facility is $686.8 million as of December 31, 2004. In January 2005, we secured additional letters of credit under our senior credit facility of $4.7 million to guarantee workers’ compensation claim payments to certain external third-party insurance companies in the event that we do not pay our portion of the workers’ compensation claims. Due to the additional letters of credit secured, the maximum amount that can be drawn under our senior credit facility as of the date of the filing of this Annual Report on Form 10-K was $682.1 million.

Our senior credit facility requires us to comply with certain covenants that impose restrictions on our operations, including the maintenance of a maximum leverage ratio, a minimum consolidated fixed charge coverage ratio and minimum net worth and a limitation on dividends and distributions. On September 8, 2004, Moody’s downgraded our senior unsecured debt rating from Baa3 to Ba1 and on November 2, 2004, S&P downgraded our senior unsecured debt rating from BBB- to BB+. Because the Moody’s rating on our senior unsecured debt is below Baa3 and the S&P rating is below BBB-, we are currently prohibited under the terms of the senior credit facility from making dividends, distributions or redemptions in respect of our capital stock in excess of $75 million in any consecutive four-quarter period, are subject to a minimum borrower cash flow fixed charge coverage ratio rather than the consolidated fixed charge coverage ratio, are subject to additional reporting requirements to the lenders, and are subject to increased interest and fees applicable to any outstanding borrowings and any letters of credit secured under the senior credit facility. The minimum borrower cash flow fixed charge coverage ratio calculates the fixed charge on a parent company only basis. In the event either Moody’s or S&P upgrades our senior unsecured debt rating to at least Baa3 or BBB-, respectively, our coverage ratio will revert back to the consolidated fixed charge coverage ratio.

On March 1, 2005, we entered into an amendment to our senior credit facility. The amendment, among other things, amends the definition of Consolidated EBITDA to exclude from the calculation of Consolidated EBITDA during the five fiscal quarter periods commencing with the fiscal quarter ended December 31, 2004 and ending with the fiscal quarter ended December 31, 2005, up to $375 million relating to cash and non-cash, non-recurring charges in connection with litigation and provider settlement payments, any increase in medical claims reserves and any premiums relating to the repayment or refinancing of our Senior Notes to the extent such charges cause a corresponding reduction in Consolidated Net Worth (as defined in the senior credit facility).

Contractual Obligations

Our significant contractual obligations as of December 31, 2004 and their impact on our cash flows and liquidity are summarized below for the years ending December 31:

	Total	2005	2006	2007	2008	2009	There- after
	(Dollars in Millions)
Long-term debt	$400.0	—	—	—	—	—	$400.0
Operating leases	260.4	$43.6	$42.2	$39.4	$32.0	$27.3	75.9
Other purchase obligations	35.7	22.0	11.4	2.1	0.2	—	—
Deferred compensation	37.8	2.7	4.6	2.3	1.9	1.5	24.8
Estimated future payments for pension and other benefits	17.8	1.2	1.3	1.3	1.4	1.4	11.2	(a)

(a)	Represents estimated future payments from 2010 through 2014.

Operating Leases

We lease office space under various operating leases. Certain leases are cancelable with substantial penalties. See “Item 2. Properties” for additional information regarding our leases.

Other Purchase Obligations

Other purchase obligations include payments due under agreements for goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have included in the table set forth under the heading “Contractual Obligations” above, obligations related to a three-year pharmacy benefit services agreement, a five-year agreement for a nurse advice line and other related services, and a five-year agreement for a disease and condition management services.

We have excluded from such table amounts already recorded in our current liabilities on our consolidated balance sheet as of December 31, 2004. We have also excluded from such table various contracts we have entered into with our health care providers, health care facilities, the federal government and other contracts that we have entered into for the purpose of providing health care services. We have excluded those contracts that allow for cancellation without significant penalty, obligations that are contingent upon achieving certain goals and contracts for goods and services that are fulfilled by vendors within a short time horizon and within the normal course of business.

The future contractual obligations in the contractual obligations table are estimated based on information currently available. The timing of and the actual payment amounts may differ based on actual events.

Off-Balance Sheet Arrangements

As of December 31, 2004, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4).

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

Health Plan Services

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

Reserves for claims and other settlements and health care and other costs payable under government contracts include reserves for claims (incurred but not reported claims (“IBNR”) and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our two reporting segments, Health Plan Services and Government Contracts. As of December 31, 2004, Health Plan Services reserves for claims comprised approximately 68% of reserves for claims and other settlements, and Government Contracts reserves for claims comprised approximately 81% of health care and other costs payable under government contracts. See Note 16 to our accompanying consolidated financial statements for a reconciliation of changes in the reserve for claims.

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

Completion Factor (a) Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims	Government Contracts Increase (Decrease) in Reserves for Claims
2%	$(44.9) million	$(13.1) million
1%	$(22.9) million	$ (6.7) million
(1)%	$ 23.8 million	$ 6.9 million
(2)%	$ 48.6 million	$ 14.1 million

Medical Cost Trend (b) Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims	Government Contracts Increase (Decrease) in Reserves for Claims
2%	$ 21.0 million	$ 9.2 million
1%	$ 10.5 million	$ 4.6 million
(1)%	$(10.5) million	$ (4.6) million
(2)%	$(21.0) million	$ (9.2) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

Other relevant factors include exceptional situations that might require judgmental adjustments in setting the reserves for claims, such as system conversions, processing interruptions or changes, environmental changes or other factors. In California, there were significant improvements in the claims processing that had a material impact upon the reserve levels as of December 31, 2004. None of the other factors had a material impact on the development of our claims payable estimates during any of the periods presented in this Annual Report on Form 10-K. All of these factors are used in estimating reserves for claims and are important to our reserve methodology in trending the claims per member per month for purposes of estimating the reserves for the most recent months. In developing its best estimate of reserves for claims, we consistently apply the principles and methodology listed above from year to year, while also giving due consideration to the potential variability of these factors. Because reserves for claims includes various actuarially developed estimates, our actual health care services expense may be more or less than our previously developed estimates. Claim processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed, with any adjustments reflected in current operations.

HN of California, our California HMO, generally contracts with various medical groups to provide professional care to certain of its members on a capitated, or fixed per member per month fee basis. Capitation contracts generally include a provision for stop-loss and non-capitated services for which we are liable. Professional capitated contracts also generally contain provisions for shared risk. We have risk-sharing arrangements with certain of our providers related to approximately 1,140,000 members, primarily in the California commercial market. Shared- risk arrangements provide for us to share with our providers the variance between actual costs and predetermined goals. Our health plans in Connecticut, New Jersey and New York market to small employer groups through a marketing agreement with The Guardian. We have approximately 260,000 members under this agreement. In general, we share equally with The Guardian in the profits of the marketing agreement, subject to certain terms of the marketing agreement related to expenses.

Our HMOs in other states also contract with hospitals, physicians and other providers of health care, pursuant to discounted fee-for-service arrangements, hospital per diems, and case rates under which providers bill the HMOs for each individual service provided to enrollees. Additionally, we contract with certain hospitals to provide hospital care to enrolled members on a capitation basis.

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Significant factors that can lead to a change in our profitability estimates include margin assumptions, risk share terms and non-performance of a provider under a capitated agreement resulting in membership reverting to fee-for-service arrangements with other providers. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the losses are determined and are classified as Health Plan Services. We held a premium deficiency reserve of $0.1 million as of December 31, 2004.

Government Contracts

The TRICARE North Region contract is made up of two major revenue components, health care and administrative services. Health care services revenue includes health care costs, including paid claims and estimated IBNR expenses, for care provided for which we are at risk and underwriting fees earned for providing the health care and assuming underwriting risk in the delivery of care. Administrative services revenue encompasses all other services provided to both the government customer and to beneficiaries, including services such as medical management, claims processing, enrollment, customer services and other services unique to the managed care support contracts with the government. Revenues associated with the transition to the new TRICARE contract for the North Region are recognized over the entire term of the contract.

Under our new TRICARE contract for the North Region we recognize amounts receivable and payable under the government contracts related to estimated health care IBNR expenses which are reported separately on the accompanying consolidated balance sheet as of December 31, 2004. These amounts are the same since all of the estimated health care IBNR expenses incurred are offset by an equal amount of revenues earned.

Health care costs and associated revenues are recognized as the costs are incurred and the associated revenue is earned. Revenue related to administrative services is recognized as the services are provided and earned.

Other government contracts revenues are recognized in the month in which the eligible beneficiaries are entitled to health care services or in the month in which the administrative services are performed or the period that coverage for services is provided. Revenue under the expired former Region 11, Region 6 and Regions 9, 10 and 12 contracts is subject to price adjustments attributable to inflation and other factors. The effects of these adjustments are recognized on a monthly basis, although the final determination of these amounts could extend significantly beyond the period during which the services were provided.

Amounts receivable under government contracts are comprised primarily of price adjustments and change orders for services not originally specified in the contracts. Change orders arise because the government often directs us to implement changes to our contracts before the scope and/or value is defined or negotiated. We start to incur costs immediately, before we have proposed a price to the government. In these situations, we make no attempt to estimate and record revenue. Our policy is to collect and defer the costs incurred. Once we have submitted a cost proposal to the government, we will record the costs and the appropriate value for revenue, using our best estimate of what will ultimately be negotiated.

Reserves For Contingent Liabilities

In the course of our operations, we are involved on a routine basis in various disputes with members, health care providers, and other entities, as well as audits by government agencies that relate to our services and/or business practices. We and several of our competitors were named as defendants in a number of significant class action lawsuits alleging violations of various federal statutes, including the Employee Retirement Income Security Act of 1974 and the Racketeer Influenced Corrupt Organization Act. See “Item 3.—Legal Proceedings” for additional information regarding these class actions.

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

Goodwill

We test goodwill for impairment annually based on the estimated fair value of the reporting units which comprise our Health Plan Services and Government Contracts reportable segments. We test for impairment on a more frequent basis in cases where events and changes in circumstances would indicate that we might not recover the carrying value of goodwill. Our measurement of fair value is based on utilization of both the income and market approaches to fair value determination. As a part of assessing impairments of goodwill and other intangible assets, we perform fair value measurements and utilize an independent third-party professional services firm to assist with this assessment. The income approach is based on a discounted cash flow methodology. The discounted cash flow methodology is based upon converting expected cash flows to present value. Annual cash flows are estimated for each year of a defined multi-year period until the growth pattern becomes stable. The expected interim cash flows expected after the growth pattern becomes stable are calculated using an appropriate capitalization technique and then discounted. The market approach uses a market valuation methodology which includes the selection of companies engaged in a line (or lines) of business similar to ours to be valued and an analysis of our comparative operating results and future prospects in relation to those of the guideline companies selected. The market price multiples are selected and applied to us based on our relative performance, future prospects and risk profiles in comparison to those of the guideline companies. Methodologies for selecting guideline companies include the exchange methodology and the acquisition methodology. The exchange methodology is based upon transactions of minority-interests in publicly traded companies engaged in a line (or lines) of business similar to ours. The public companies selected are defined as guideline companies. The acquisition methodology involved analyzing the transaction involving similar companies that have been bought and sold in the public marketplace. There are numerous assumptions and estimates underlying the determination of the estimated fair value of our reporting units, including certain assumptions and estimates related to future earnings based on current and future plans and initiatives. If these planned initiatives do not accomplish their targeted objectives, the assumptions and estimates underlying the goodwill impairment tests could be adversely affected and have a material effect upon our financial condition, results of operations or liquidity.

Recoverability of Long-Lived Assets and Investments

We periodically assess the recoverability of our long-lived assets including property and equipment and other long-term assets and investments where events and changes in circumstances would indicate that we might not recover the carrying value as follows:

Long-lived Assets Held and Used

We test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset, significant adverse changes in the business climate or legal factors, current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

If we identify an indicator of impairment, we assess recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value.

Long-lived Assets Held For Sale

Long-lived assets are classified as held for sale when certain criteria are met, which include: management commitment to a plan to sell the assets, the availability of the assets for immediate sale in their present condition, whether an active program to locate buyers and other actions to sell the assets have been initiated, whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year, whether the assets are being marketed at reasonable prices in relation to their fair value and how unlikely it is that significant changes will be made to the plan to sell the assets.

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

Income Taxes

We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We establish a valuation allowance and continually review the adequacy of the valuation allowance and recognize the benefits from our deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized. In addition, we maintain a reserve for the estimated amount of potential assessments by taxing authorities upon their examination. The reserve is comprised of amounts for potential specific issues arising in periods subject to examination. These amounts are released from the reserve upon closure of such examinations and new amounts are added for specific issues for new tax years.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Certain subsidiaries must maintain ratios of current assets to current liabilities pursuant to certain government contracts. Management believes that as of December 31, 2004, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk based capital (“RBC”) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners (“NAIC”). The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (“ACL”), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital against 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash or other assets to the parent company.

The reported and required statutory net worth for our regulated subsidiaries as of December 31, 2004 are summarized as follows:

Regulated Subsidiaries	Statutory Net Worth As Reported	Statutory Net Worth As Required
	(Dollars in millions)
Health Net of California, Inc.	$219.5	$122.7
Managed Health Network	14.0	2.9
Health Net Life Insurance Company	168.9	160.8
Health Net of Arizona, Inc.	51.0	29.7
Health Net Health Plan of Oregon, Inc.	39.5	23.1
Health Net of Connecticut, Inc.	88.7	71.0
Health Net Insurance of Connecticut, Inc.	2.5	2.0
Health Net of New Jersey, Inc.	61.7	59.2
Health Net of New York, Inc.	36.4	35.2
Health Net Insurance of New York, Inc.	59.5	54.8
MHN Reinsurance Company of Arizona, Inc.	2.4	1.6
All other (1)	22.2	16.7

(1)	Includes Gem Insurance Company (sold effective February 28, 2005), Health Net Services (Bermuda) Ltd., and Health Net of Pennsylvania, Inc.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations. Health Net, Inc.

contributed $32 million to certain of its subsidiaries to meet capital requirements during the year ended December 31, 2004. Of the $32 million, we contributed $20 million to our New Jersey health plan, $9 million to our Bermuda subsidiary and $3 million to our insurance company in New York. Except for the $32 million in capital contributions, our parent company did not make any capital contributions to its subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations during the year ended December 31, 2004 or thereafter through the date of the filing of this Annual Report on Form 10-K.

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

We use a value-at-risk (“VAR”) model, which follows a variance/co-variance methodology, to assess the market risk for our investment portfolio. VAR is a method of assessing investment risk that uses standard statistical techniques to measure the worst expected loss in the portfolio over an assumed portfolio disposition period under normal market conditions. The determination is made at a given statistical confidence level.

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2004. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $14.9 million as of December 31, 2004.

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

The Swap Contracts have an aggregate principal notional amount of $400 million and effectively convert the fixed interest rate on the Senior Notes to a variable rate equal to the six-month London Interbank Offered Rate plus 399.625 basis points. See Note 6 to our consolidated financial statements for additional information regarding the Swap Contracts.

The interest rate on borrowings under our senior credit facility, of which there were none as of December 31, 2004, is subject to change because of the varying interest rates that apply to borrowings under the senior credit facility. For additional information regarding our senior credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.

The fair value of our fixed rate borrowing as of December 31, 2004 was approximately $481 million which was based on bid quotations from third-party data providers. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of December 31, 2004. These cash outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of December 31, 2004 prior to entering into the Swap Contracts.

	2005	2006	2007	2008	2009	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowing:
Principal	$—	$—	$—	$—	$—	$400.0	$400.0
Interest	35.4	39.5	39.5	39.5	39.5	98.8	292.2
Valuation of interest rate swap contracts (a)	(5.9)	(3.8)	(1.6)	(0.2)	1.4	9.4	(0.7)

Cash outflow on fixed-rate borrowing	$29.5	$35.7	$37.9	$39.3	$40.9	$508.2	$691.5

(a)	Expected cash (inflow) outflow from Swap Contracts as of the most recent practicable date of February 28, 2005 is $(2.3) million, $0.2 million, $1.2 million, $2.1 million, $2.8 million and $5.7 million for 2005, 2006, 2007, 2008, 2009 and thereafter, respectively.

Item 8. Financial Statements and Supplementary Data.

The financial statements listed on the accompanying Index to Consolidated Financial Statements set forth on page F-1 and covered by the Report of Independent Registered Public Accounting Firm are incorporated in this Item 8 by reference and filed as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Health Net, Inc.

Woodland Hills, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Health Net, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/     DELOITTE & TOUCHE LLP

Los Angeles, California

March 14, 2005

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item as to (1) directors and executive officers of the Company and (2) compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2004, under the captions “Director Nominees,” “Information Concerning Current Members of the Board of Directors and Nominees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference and made a part hereof.

We have adopted a Code of Business Conduct and Ethics that applies to our employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our Internet web site, www.healthnet.com. We intend to post on our Internet web site any amendment to or waiver from the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer and that is required to be disclosed under applicable rules and regulations of the SEC.

Item 11. Executive Compensation.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2004, under the captions “Executive Compensation and Other Information” and “Directors’ Compensation For 2004.” Such information is incorporated herein by reference and made a part hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2004, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.” Such information is incorporated herein by reference and made a part hereof.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2004, under the caption “Certain Relationships and Related Party Transactions.” Such information is incorporated herein by reference and made a part hereof.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2004, under the caption “Principal Accountant Fees and Services.” Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated October 1, 1996, by and among Health Systems International, Inc., FH Acquisition Corp. and Foundation Health Corporation (filed as Exhibit 2.5 to the Company’s Registration Statement on Form S-4 (File No. 333-19273) on January 6, 1997 and incorporated herein by reference).

3.1	Sixth Amended and Restated Certificate of Incorporation of Health Net, Inc. (filed as Exhibit 6 to the Company’s Form 8-A/A filed with the Commission on July 26, 2004 and incorporated herein by reference).

3.2	Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.3	Amendment Number One to Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2005 (File No. 1-12718) and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 8 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 3) (File No. 1-12718) on July 26, 2004 and incorporated herein by reference).

4.2	Rights Agreement dated as of June 1, 1996 by and between Heath Systems International, Inc. and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 99.1 to the Company’s Registration Statement on Form 8-A (File No. 1-12718) on July 16, 1996 and incorporated herein by reference).

4.3	Amendment, dated as of October 1, 1996, to the Rights Agreement, by and between Health Systems International, Inc. and Harris Trust and Savings Bank (filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 1) (File No. 1-12718) on May 9, 2001 and incorporated herein by reference).

4.4	Second Amendment to Rights Agreement, dated as of May 3, 2001, by and among Health Net, Inc., Harris Trust and Savings Bank and Computershare Investor Services, L.L.C. (filed as Exhibit 3 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 1) (File No. 1-12718) on May 9, 2001 and incorporated herein by reference).

4.5	Third Amendment to Rights Agreement, dated as of May 14, 2004, by and among Health Net, Inc. and Computershare Investor Services, L.L.C. (filed as Exhibit 4 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 2) (File No. 1-12718) on May 20, 2004 and incorporated herein by reference).

4.6	Fourth Amendment to Rights Agreement, dated as of July 26, 2004 by and among Health Net, Inc., Computershare Investor Services, L.L.C. and Wells Fargo Bank, N.A. (filed as Exhibit 5 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 3) (File No. 1-12718 on July 26, 2004 and incorporated herein by reference).

4.7	Indenture dated as of April 12, 2001 by and between Health Net, Inc. and U.S. Bank Trust National Association, as Trustee (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-12718) and incorporated herein by reference.)

*10.1	Employment Letter Agreement between Foundation Health Systems, Inc. and Karin D. Mayhew dated January 22, 1999 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-12718) and incorporated herein by reference).

*10.2	Letter Agreement dated June 25, 1998 between B. Curtis Westen and Foundation Heath Systems, Inc. (filed as Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.3	Amended Letter Agreement between Foundation Health Systems, Inc. and Jay M. Gellert dated as of August 22, 1997 (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.4	Letter Agreement between Foundation Health Systems, Inc. and Jay M. Gellert dated as of March 2, 2000 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.5	Letter Agreement between Health Net, Inc. and Jay M. Gellert dated as of October 13, 2002 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.6	Employment Letter Agreement between Health Net, Inc. and Marvin P. Rich dated January 25, 2002 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

*10.7	Employment Letter Agreement dated as of August 26, 2004 between Health Net, Inc. and Anthony S. Piszel (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

*10.8	Employment Letter Agreement between Health Net, Inc. and Christopher P. Wing dated March 8, 2002 (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.9	Employment Letter Agreement between Health Net, Inc. and Jeffrey M. Folick dated May 22, 2002 (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.10	Amended Employment Letter Agreement between Health Net, Inc. and Jeffrey M. Folick dated as of July 2, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file No. 1-12718) and incorporated herein by reference).

*10.11	Amended Employment Letter Agreement between Health Net, Inc. and Jeffrey M. Folick dated as of January 28, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2005 (file No. 1-12718) and incorporated herein by reference).

*10.12	Employment Letter Agreement between Health Net, Inc. and Stephen Lynch dated as of January 19, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2005 (file No. 1-12718) and incorporated herein by reference).

*10.13	Employment Letter Agreement between Health Net, Inc. and Jonathan Scheff dated as of June 20, 2003 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2005 (File No. 1-12718) and incorporated herein by reference).

†*10.14	Employment Letter Agreement between Health Net, Inc. and Steven H. Nelson dated as of June 16, 2004, a copy of which is filed herewith.

†*10.15	Amendment to the Employment Letter Agreement between Health Net, Inc. and Steven H. Nelson dated as of December 16, 2004, a copy of which is filed herewith.

†*10.16	Certain Compensation Arrangements With Respect to the Company’s Executive Officers, a copy of which is filed herewith.

†*10.17	Certain Compensation Arrangements With Respect to the Company’s Non-Employee Directors, a copy of which is filed herewith.

*10.18	Form of Severance Payment Agreement dated December 4, 1998 by and between Foundation Health Systems, Inc. and various of its executive officers (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 1, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.19	Form of Agreement amending Severance Payment Agreement by and between Health Net, Inc. and various of its executive officers (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

†*10.20	Form of Nonqualified Stock Option Agreement utilized for Tier 1, 2 and 3 officers of Health Net, Inc., a copy of which is filed herewith.

†*10.21	Form of Restricted Stock Agreement utilized by Health Net, Inc., a copy of which is filed herewith.

†*10.22	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Third Amended and Restated Non-Employee Director Stock Option Plan, a copy of which is filed herewith.

†*10.23	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Amended and Restated 1998 Stock Option Plan, a copy of which is filed herewith.

*10.24	Health Net, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2004 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.25	Health Net, Inc. Deferred Compensation Plan for Directors effective January 1, 2004 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.26	Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

†*10.27	Amendment Number One to the Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement between Health Net, Inc. and Union Bank of California, adopted January 1, 2001, a copy of which is filed herewith.

*10.28	Foundation Health Systems, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.29	Amendment to Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.30	Foundation Health Systems, Inc. 1997 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.31	Amendment to 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.32	Second Amendment to 1997 Stock Option Plan (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.33	Foundation Health Systems Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 16, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.34	Health Net, Inc. 2002 Stock Option Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.35	Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33- 86524) on November 18, 1994 and incorporated herein by reference).

*10.36	Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.37	Health Net, Inc. Employee Stock Purchase Plan (as amended and restated as of January 1, 2002) (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

†*10.38	Amendment Number One to the Health Net, Inc. Employee Stock Purchase Plan (as amended and restated as of January 1, 2002), adopted March 4, 2005, a copy of which is filed herewith.

*10.39	Foundation Health Systems, Inc. Executive Officer Incentive Plan (filed as Annex A to the Company’s definitive proxy statement on March 31, 2000 (File No. 1-12718) and incorporated herein by reference).

†*10.40	Health Net, Inc. Management Incentive Plan adopted December 2004, a copy which is filed herewith.

*10.41	Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.42	Amendments through December 31, 2002 made to the Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.43	Amendment Number Four to the Health Net, Inc. 401(k) Savings Plan adopted August 19, 2004 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

†*10.44	Amendment Number Five to the Health Net, Inc. 401(k) Savings Plan adopted March 4, 2005, a copy of which is filed herewith.

*10.45	Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.46	Amendment Number One to Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of August 1, 2004 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

†*10.47	1990 Stock Option Plan of Foundation Health Corporation (as amended and restated effective August 15, 1996), a copy of which is filed herewith.

*10.48	Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

†*10.49	Amendment Number One Through Three to the Amended and Restated Deferred Compensation Plan of Foundation Health Corporation, copies of which are filed herewith.

*10.50	Foundation Health Corporation Executive Retiree Medical Plan (as amended and restated effective April 25, 1995) (filed as Exhibit 10.101 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

10.51	Five-Year Credit Agreement dated as of June 30, 2004 among the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

10.52	First Amendment to Five-Year Credit Agreement dated as of March 1, 2005 among the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.53	Form of Amended and Restated Indemnification Agreement for directors and executive officers of Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004 (File No. 1-12718) and incorporated herein by reference).

10.54	First Amendment to Office Lease, dated May 14, 2001, between Health Net (a California corporation) and LNR Warner Center, LLC (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

10.55	Lease Agreements dated as of March 5, 2001 by and between Health Net, Inc. and Landhold, Inc. (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.56	Office Lease Agreement dated as of September 9, 1998 by and between Foundation Health Systems, Inc. and AH Warner Center Properties, LLC, as amended on August 8, 2000 and December 22, 2003 (filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.57	Office Lease Agreement dated as of December 22, 2003 by and between Health Net, Inc. and Douglas Emmett Realty Fund 2000 L.P. (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.58	Office Lease dated September 20, 2000 by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

10.59	Purchase and Sale Agreement dated as of April 7, 2003 by and between SafeGuard Health Enterprises, Inc. and Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.60	Assumption and Indemnity Reinsurance Agreement dated as of April 7, 2003 by and among Health Net Life Insurance Company and SafeHealth Life Insurance Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.61	Network Access Agreement dated as of April 7, 2003 by and among Health Net Life Insurance Company and SafeHealth Life Insurance Company (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.62	Stock Purchase Agreement dated as of September 2, 2003 by and between Health Net, Inc. and First Health Group Corp. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-12718) and incorporated herein by reference).

10.63	Amendment No. 1 to Stock Purchase Agreement dated as of September 2, 2003 by and between Health Net, Inc. and First Health Group Corp. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-12718) and incorporated herein by reference).

10.64	Stock Purchase Agreement dated as of September 2, 2003 by and between Health Net, Inc. and First Health Group Corp. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-12718) and incorporated herein by reference).

10.65	Amendment No. 1 to Stock Purchase Agreement dated as of October 31, 2003 by and between Health Net, Inc. and First Health Group Corp. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-12718) and incorporated herein by reference).

†11	Statement relative to computation of per share earnings of the Company (included in Note 2 to the consolidated financial statements included as part of this Annual Report on Form 10-K).

†21	Subsidiaries of Health Net, Inc., a copy of which is filed herewith.

†23	Consent of Deloitte & Touche LLP, a copy of which is filed herewith.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.
†	A copy of the exhibit is being filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC.

By:	/s/ ANTHONY S. PISZEL
Anthony S. Piszel Executive Vice President and Chief Financial Officer

Date: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY M. GELLERT Jay M. Gellert	President and Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2005

/s/ ANTHONY S. PISZEL Anthony S. Piszel	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 11, 2005

/s/ J. THOMAS BOUCHARD J. Thomas Bouchard	Director	March 11, 2005

/s/ THEODORE F. CRAVER, JR. Theodore F. Craver, Jr.	Director	March 11, 2005

/s/ THOMAS T. FARLEY Thomas T. Farley	Director	March 11, 2005

/s/ GALE S. FITZGERALD Gale S. Fitzgerald	Director	March 11, 2005

/s/ PATRICK FOLEY Patrick Foley	Director	March 11, 2005

/s/ ROGER F. GREAVES Roger F. Greaves	Director	March 11, 2005

/s/ RICHARD W. HANSELMAN Richard W. Hanselman	Director	March 11, 2005

/s/ RICHARD J. STEGEMEIER Richard J. Stegemeier	Director	March 11, 2005

/s/ BRUCE G. WILLISON Bruce G. Willison	Director	March 11, 2005

/s/ FREDERICK C. YEAGER Frederick C. Yeager	Director	March 11, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health Net, Inc.

Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Health Net, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Health Net, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

March 14, 2005

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$722,102	$860,871
Investments—available for sale	1,060,000	1,082,789
Premiums receivable, net of allowance for doubtful accounts (2004—$9,016, 2003—$10,523)	118,521	144,968
Amounts receivable under government contracts	129,483	90,928
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	173,951	—
Other receivables	92,435	105,074
Deferred taxes	98,659	43,008
Other assets	97,163	84,842

Total current assets	2,492,314	2,412,480
Property and equipment, net	184,643	190,900
Goodwill, net	723,595	729,506
Other intangible assets, net	21,855	19,918
Deferred taxes	23,737	44,769
Other noncurrent assets	207,050	151,703

Total Assets	$3,653,194	$3,549,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,169,297	$1,024,550
Health care and other costs payable under government contracts	119,219	256,009
IBNR health care costs payable under TRICARE North contract	173,951	—
Unearned premiums	139,766	178,115
Accounts payable and other liabilities	258,923	315,031

Total current liabilities	1,861,156	1,773,705
Senior notes payable	397,760	398,963
Other noncurrent liabilities	121,398	82,383

Total Liabilities	2,380,314	2,255,051

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2004—134,450 shares; 2003—133,421 shares)	134	133
Restricted common stock	7,188	5,885
Unearned compensation	(4,110)	(3,995)
Additional paid-in capital	811,292	789,259
Treasury common stock, at cost (2004—23,173 shares; 2003—19,994 shares)	(632,926)	(549,102)
Retained earnings	1,094,380	1,051,776
Accumulated other comprehensive (loss) income	(3,078)	269

Total Stockholders’ Equity	1,272,880	1,294,225

Total Liabilities and Stockholders’ Equity	$3,653,194	$3,549,276

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues
Health plan services premiums	$9,560,244	$9,093,219	$8,581,658
Government contracts	2,021,871	1,865,773	1,498,689
Net investment income	58,147	59,332	65,210
Other income	6,131	46,378	49,201

Total revenues	11,646,393	11,064,702	10,194,758

Expenses
Health plan services	8,413,638	7,516,838	7,161,520
Government contracts	1,927,598	1,789,523	1,452,968
General and administrative	888,480	912,531	856,169
Selling	240,117	233,519	197,751
Depreciation	41,426	55,903	61,832
Amortization	2,862	2,774	7,060
Interest	33,133	39,135	40,226
Severance, asset impairments and restructuring costs	32,893	16,409	60,337
Net (gain) loss on sales of businesses and properties and assets held for sale	(1,170)	(18,901)	5,000

Total expenses	11,578,977	10,547,731	9,842,863

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	67,416	516,971	351,895
Income tax provision	24,812	193,891	117,374

Income from continuing operations before cumulative effect of a change in accounting principle	42,604	323,080	234,521
Discontinued operations: Loss on settlement from disposition, net of tax	—	(89,050)	—

Income before cumulative effect of a change in accounting principle	42,604	234,030	234,521
Cumulative effect of a change in accounting principle, net of tax	—	—	(8,941)

Net income	$42,604	$234,030	$225,580

Basic earnings (loss) per share:
Income from continuing operations	$0.38	$2.79	$1.89
Loss on settlement from disposition of discontinued operations, net of tax	—	(0.77)	—
Cumulative effect of a change in accounting principle	—	—	(0.07)

Net	$0.38	$2.02	$1.82

Diluted earnings (loss) per share:
Income from continuing operations	$0.38	$2.73	$1.86
Loss on settlement from disposition of discontinued operations, net of tax	—	(0.75)	—
Cumulative effect of a change in accounting principle	—	—	(0.07)

Net	$0.38	$1.98	$1.79

Weighted average shares outstanding:
Basic	111,859	115,999	124,221
Diluted	113,038	118,278	126,004

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Restricted Common Stock	Unearned Compensation	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount				Shares	Amount
Balance as of January 1, 2002	126,879	$127	$662,740			(3,194)	$(95,831)	$592,166	$723	$1,159,925
Comprehensive income:
Net income								225,580		225,580
Change in unrealized appreciation on investments, net of tax of $5,741									10,362	10,362

Total comprehensive income										235,942

Exercise of stock options including related tax benefit	3,504	4	66,904							66,908
Repurchases of common stock						(6,670)	(163,682)			(163,682)
Issuance of restricted stock	80			$1,913	$(1,913)					—
Amortization of restricted stock grants					472					472
Employee stock purchase plan	43		851							851

Balance as of December 31, 2002	130,506	131	730,495	1,913	(1,441)	(9,864)	(259,513)	817,746	11,085	1,300,416
Comprehensive income:
Net income								234,030		234,030
Minimum pension liability adjustment									(469)	(469)
Change in unrealized appreciation on investments, net of tax benefit of $6,852									(10,347)	(10,347)

Total comprehensive income										223,214

Exercise of stock options including related tax benefit	2,687	2	57,130							57,132
Repurchases of common stock						(10,130)	(289,589)			(289,589)
Issuance of restricted stock	190			4,661	(4,661)					—
Amortization of restricted stock grants					2,107					2,107
Lapse of restrictions of restricted stock grants			689	(689)						—
Employee stock purchase plan	38		945							945

Balance as of December 31, 2003	133,421	133	789,259	5,885	(3,995)	(19,994)	(549,102)	1,051,776	269	1,294,225
Comprehensive income:
Net income								42,604		42,604
Minimum pension liability adjustment									66	66
Change in unrealized appreciation on investments, net of tax benefit of $2,217									(3,413)	(3,413)

Total comprehensive income										39,257

Exercise of stock options including related tax benefit	897	1	20,178							20,179
Repurchases of common stock						(3,179)	(83,824)			(83,824)
Issuance of restricted stock	96			2,388	(2,388)					—
Forfeiture of restricted stock	(15)			(374)	374					—
Amortization of restricted stock grants					1,899					1,899
Lapse of restrictions of restricted stock grants			711	(711)						—
Employee stock purchase plan	51		1,144							1,144

Balance as of December 31, 2004	134,450	$134	$811,292	$7,188	$(4,110)	(23,173)	$(632,926)	$1,094,380	$(3,078)	$1,272,880

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,604	$234,030	$225,580
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	44,288	58,677	68,892
Asset impairments	5,916	16,409	58,817
Net (gain) loss on sales of businesses and properties and assets held for sale	(1,170)	(18,901)	5,000
Cumulative effect of a change in accounting principle	—	—	8,941
Other changes	3,969	5,138	213
Changes in assets and liabilities, net of effects of dispositions:
Premiums receivable and unearned premiums	(18,402)	20,163	29,240
Other assets	(86,499)	35,915	39,118
Amounts receivable/payable under government contracts	(175,345)	23,596	(17,032)
Reserves for claims and other settlements	143,012	2,737	(26,941)
Tax benefit on stock options and restricted stock	(2,464)	(15,694)	(18,192)
Accounts payable and other liabilities	(10,821)	17,702	39,881

Net cash (used in) provided by operating activities	(54,912)	379,772	413,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	282,524	294,976	347,944
Maturities of investments	274,250	572,245	359,528
Purchases of investments	(498,355)	(977,266)	(826,033)
Purchases of property and equipment	(37,946)	(54,915)	(45,314)
Cash received from (disposed in) the sale of businesses and properties	11,112	90,316	(5,474)
Purchases of restricted investments and other	(45,827)	(30,878)	(13,542)

Net cash used in investing activities	(14,242)	(105,522)	(182,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	19,091	42,330	49,524
Proceeds from issuance of notes payable and other financing arrangements	—	5,680	50,000
Repurchases of common stock	(88,706)	(288,318)	(159,676)
Repayment of debt and other noncurrent liabilities	—	(5,864)	(245,410)

Net cash used in financing activities	(69,615)	(246,172)	(305,562)

Net (decrease) increase in cash and cash equivalents	(138,769)	28,078	(74,936)
Cash and cash equivalents, beginning of year	860,871	832,793	907,729

Cash and cash equivalents, end of year	$722,102	$860,871	$832,793

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$30,722	$36,296	$38,188
Income taxes paid	110,316	126,709	76,647
Securities reinvested from restricted available for sale investments to restricted cash	35,747	82,676	58,156
Securities reinvested from restricted cash to restricted available for sale investments	75,992	58,672	77,635

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock	$2,388	$4,661	$1,913
Notes received on sale of businesses	3,000	—	224

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Health Net, Inc. (referred to herein as the Company, we, us, our or HNT) is an integrated managed care organization that delivers managed health care services. We are among the nation’s largest publicly traded managed health care companies. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (HMOs), insured preferred provider organizations (PPOs) and point of service (POS) plans to approximately 6.5 million individuals in 27 states and the District of Columbia through group, individual, Medicare, Medicaid and TRICARE programs. Our subsidiaries also offer managed health care products related to behavioral health and prescription drugs. We also own health and life insurance companies licensed to sell exclusive provider organization (EPO), PPO, POS and indemnity products, as well as auxiliary non-health products such as life and accidental death and dismemberment, dental, vision, behavioral health and disability insurance in 37 states and the District of Columbia.

We currently operate within two reportable segments: Health Plan Services and Government Contracts. Our Health Plan Services reportable segment includes the operations of our health plans in the states of Arizona, California, Connecticut, New Jersey, New York and Oregon, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries.

Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE program and other government contracts. The Government Contracts reportable segment administers one large, multi-year TRICARE managed health care contract and other health care related government contracts. Certain components of these contracts are subcontracted to unrelated third parties. The Company administers health care programs covering approximately 2.9 million eligible individuals under TRICARE and currently has one TRICARE contract that covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers a small portion of Tennessee, Missouri and Iowa.

Note 2—Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Health plan services premium revenues include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts to provide care to enrolled Medicare recipients, and revenues from behavioral, dental and vision services. Revenue is recognized in the month in which the related enrollees are entitled to health care services. Premiums collected in advance are recorded as unearned premiums.

The company’s TRICARE contract for the North Region is made up of two major revenue components, health care and administrative services. Health care services revenue includes health care costs, including paid claims and estimated incurred but not reported (IBNR) expenses, for care provided for which we are at risk and underwriting fees earned for providing the health care and assuming underwriting risk in the delivery of care. Administrative services revenue encompasses all other services provided to both the government customer and to beneficiaries, including services such as medical management, claims processing, enrollment, customer services and other services unique to the managed care support contracts with the government. Revenues associated with the transition to the North Region contract are recognized over the entire term of the contract.

Health care costs and associated revenues are recognized as the costs are incurred and the associated revenue is earned. Revenue related to administrative services is recognized as the services are provided and earned.

Other government contracts revenues are recognized in the month in which the eligible beneficiaries are entitled to health care services or in the month in which the administrative services are performed or the period that coverage for services is provided. Revenue under the expired former Region 11, Region 6 and Regions 9, 10 and 12 contracts is subject to price adjustments attributable to inflation and other factors. The effects of these adjustments are recognized on a monthly basis, although the final determination of these amounts could extend significantly beyond the period during which the services were provided.

Amounts receivable under government contracts are comprised primarily of price adjustments and change orders for services not originally specified in the contracts. Change orders arise because the government often directs us to implement changes to our contracts before the scope and/or value is defined or negotiated. We start to incur costs immediately, before we have proposed a price to the government. In these situations, we make no attempt to estimate and record revenue. Our policy is to collect and defer the costs incurred. Once we have submitted a cost proposal to the government, we will record the costs and the appropriate value for revenue, using our best estimate of what will ultimately be negotiated.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the loss is determined and are classified as Health Plan Services. We held a premium deficiency reserve of $0.1 million and $0 million as of December 31, 2004 and 2003, respectively.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

Investments

Investments classified as available-for-sale are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in investment income. We periodically assess our available-for-sale investments for other-than-temporary impairment. Any such other-than-temporary impairment loss is recognized and measured as the excess of carrying value over fair value at the time the assessment is made.

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds for restricted purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of December 31, 2004 and December 31, 2003, the restricted cash and cash equivalents balances totaled $18.1 million and $62.4 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies pursuant to state regulatory requirements were $124.1 million and $73.5 million as of December 31, 2004 and 2003, respectively, and are included in investments available for sale. In addition, in connection with the expiration of our old TRICARE contracts, we have set aside $38.9 million in cash as of December 31, 2004 as required under those TRICARE contracts to pay the run-out

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims. These amounts are included in other noncurrent assets on the accompanying condensed consolidated balance sheets.

Due to the downgrade of our senior unsecured debt rating, we were required to post collateral for the unrealized loss position above the minimum threshold level as required under the interest rate swap agreements relating to our 8.375% senior notes due 2011 of which $400 million in aggregate principal amount is outstanding (Senior Notes). As of December 31, 2004, the posted collateral was $3.7 million and was included in other noncurrent assets. See Note 6 for additional information on the downgrade of our senior unsecured debt rating.

During 2002, we recorded an impairment charge of $3.6 million related to an other-than-temporary decline in the fair value of certain investments available for sale (see Note 14).

Interest Rate Swap Contracts

We enter into interest rate swap contracts (“Swap Contracts”) from time to time as a part of our hedging strategy to manage certain exposures related to the effect of changes in interest rates on the fair value of our 8.375% senior notes due 2011, of which $400 million in aggregate principal amount is outstanding Senior Notes. The Swap Contracts are reflected at fair value in our consolidated balance sheet and the related Senior Notes are reflected at an amount equal to the sum of their carrying value plus or minus an adjustment representing the change in fair value of the Senior Notes attributable to the interest risk being hedged. See Note 6 for additional information on our Swap Contracts.

Government Contracts

Amounts receivable under government contracts include both amounts billed and estimates for amounts to be received under cost and performance incentive provisions, price adjustments and change orders for services not originally specified in the contracts. Such estimates are determined based on information available as well as historical performance and collection of which could extend for periods beyond a year. Differences, which may be material, between the amounts estimated and final amounts collected are recorded in the period when determined.

Under the new TRICARE contract for the North Region we recognize amounts receivable and payable under the government contracts related to estimated health care IBNR expenses which are reported separately on the accompanying consolidated balance sheet as of December 31, 2004. These amounts are the same since all of the estimated health care IBNR expenses incurred are offset by an equal amount of revenues earned.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of estimated useful lives of the various classes of assets or the lease term. The useful life for buildings and improvements is estimated at 35 to 40 years, and the useful lives for furniture, equipment and software range from two to five years (see Note 5).

We capitalize certain consulting costs, payroll and payroll-related costs for employees related to computer software developed for internal use. We amortize such costs over a three to five-year period.

Since September 2002, we have been converting a number of information systems in our Health Plan business to a single information system. This project, known as Health Net One, also includes consolidation initiatives for other functional areas, such as claims handling, customer service and product development.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment and costs related to computer software developed for internal use for areas of the Health Net One system which are currently in use are amortized over a ten-year period.

Expenditures for maintenance and repairs are expensed as incurred. Major improvements which increase the estimated useful life of an asset are capitalized. Upon the sale or retirement of assets, the recorded cost and the related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is reflected in operations.

During the years ended December 31, 2004, 2003 and 2002, we recorded impairment charges of $3.0 million for certain information technology-related assets, $2.6 million for real estate we owned, and $35.8 million for purchased and internally developed software, respectively (see Note 14).

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

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which, among other things, eliminates amortization of goodwill and other intangibles with indefinite lives. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets. The impairment test follows a two-step approach. The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary. Under the first step, goodwill is considered potentially impaired if the value of the reporting unit is less than the reporting unit’s carrying amount, including goodwill. Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of goodwill, as calculated. The fair value of goodwill is calculated by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit as if the reporting unit was purchased in a business combination and the purchase price was the fair value of the reporting unit.

In January 2002, we identified the following six reporting units with goodwill within our businesses: Health Plans, Government Contracts, Behavioral Health, Dental & Vision, Subacute and Employer Services Group. In accordance with the transition requirements of SFAS No. 142, we completed an evaluation of goodwill at each of our reporting units at January 1, 2002. We also re-assessed the useful lives of our other intangible assets and determined that they properly reflect the estimated useful lives of these assets. As a result of these impairment tests, we identified goodwill impairment at our behavioral health subsidiary and at our employer services group subsidiary in the amounts of $3.5 million and $5.4 million, respectively. Accordingly, we recorded an impairment charge to goodwill of $8.9 million, net of tax benefit of $0, which was reflected as a cumulative

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect of a change in accounting principle in the consolidated statement of operations during the first quarter ended March 31, 2002. We perform our annual impairment test as of June 30 in each year. During the three months ended December 31, 2003, we sold our dental, vision and employer services group subsidiaries. During the three months ended March 31, 2004, we sold our subacute subsidiaries (see Note 3). As a result of our 2003 and 2004 divestitures, Health Plans is our only reporting unit with goodwill as of December 31, 2004. All goodwill balances related to the reporting units sold in 2003 and 2004 were recovered and written off as part of the sale transactions.

Our measurement of fair value was based on utilization of both the income and market approaches to fair value determination. As a part of assessing impairments of goodwill and other intangible assets, we perform fair value measurements. This includes using an independent third-party professional services firm. The income approach was based on a discounted cash flow methodology. The discounted cash flow methodology is based upon converting expected cash flows to present value. Annual cash flows were estimated for each year of a defined multi-year period until the growth pattern becomes stable. The interim cash flows expected after the growth pattern becomes stable were calculated using an appropriate capitalization technique and then discounted. The market approach used a market valuation methodology which included the selection of companies engaged in a line (or lines) of business similar to the Company to be valued and an analysis of the comparative operating results and future prospects of the Company in relation to the guideline companies selected. The market price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profiles of the Company in comparison to the guideline companies. Methodologies for selecting guideline companies include the exchange methodology and the acquisition methodology. The exchange methodology is based upon transactions in minority interests in publicly traded companies engaged in a line (or lines) of business similar to those of the Company. The public companies selected are defined as guideline companies. The acquisition methodology involved analyzing the transaction involving similar companies that have been bought and sold in the public marketplace.

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

The changes in the carrying amount of goodwill by reporting unit are as follows (amounts in millions):

	Health Plans	Dental/ Vision	Subacute	Employer Services Group	Total
Balance as of January 1, 2003	$723.6	$0.7	$5.9	$31.9	$762.1
Goodwill written off related to sale of business unit	—	(0.7)	—	(31.9)	(32.6)

Balance as of December 31, 2003	$723.6	$—	$5.9	$—	$729.5
Goodwill written off related to sale of business unit	—	—	(5.9)	—	(5.9)

Balance as of December 31, 2004	$723.6	$—	$—	$—	$723.6

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
As of December 31, 2004:
Provider networks	$40.5	$(19.7)	$20.8	4-40
Employer groups	92.9	(91.8)	1.1	11-23

	$133.4	$(111.5)	$21.9

As of December 31, 2003
Provider networks	$35.7	$(17.6)	$18.1	14-40
Employer groups	92.9	(91.1)	1.8	11-23

	$128.6	$(108.7)	$19.9

Estimated annual pre-tax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (amounts in millions):

Year	Amount
2005	3.4
2006	3.0
2007	2.6
2008	2.6
2009	1.8

Insurance Programs

The Company is insured for our general and legal liability risks. The amounts in excess of the insured levels are reserved for based on claims filed and an estimate for significant claims incurred but not reported.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines which limit the amounts which may be invested with one issuer. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. Our 10 largest employer group premiums receivable balances within each of our plans accounted for 54% and 66% of our total premiums receivable as of December 31, 2004 and 2003, respectively. Our 10 largest employer group premiums within each of our plans accounted for 19%, 19% and 15% of our health plan services premiums for the years then ended December 31, 2004, 2003 and 2002, respectively.

Earnings Per Share

Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (stock options and restricted stock) outstanding during the periods presented.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock equivalents arising from dilutive stock options and restricted common stock are computed using the treasury stock method; for the years ended December 31, 2004, 2003 and 2002, this amounted to 1,179,000, 2,278,000 and 1,784,000 shares, respectively which include 110,000, 56,000 and 3,000 common stock equivalents from dilutive restricted common stock, respectively.

Options to purchase an aggregate of 8,549,000, 1,376,000 and 2,630,000 shares of common stock were considered anti-dilutive during 2004, 2003 and 2002, respectively, and were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common stock for each respective period. These options expire through December 2014 (see Note 7).

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock (see Note 8). As a result of the ratings downgrade issued by Moody’s Investor Service (Moody’s) in September 2004 with respect to our senior unsecured debt rating, we announced on September 13, 2004 that we had no intention to continue repurchasing shares of common stock under our stock repurchase program through the end of 2004. As of September 13, 2004, we had repurchased an aggregate of 19,978,655 shares of our common stock under this repurchase program and did not repurchase any additional shares of common stock through the remainder of 2004.

Fair Value of Financial Instruments

The estimated fair value amounts of cash equivalents, investments available for sale, trade accounts and notes receivable and notes payable have been determined by us using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. The fair values of investments are estimated based on quoted market prices and dealer quotes for similar investments. The carrying value of trade receivables, long-term notes receivable and nonmarketable securities approximate the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The carrying values of our senior notes payable were $397.8 million and $399.0 million and the fair values were $481 million and $483 million as of December 31, 2004 and 2003, respectively. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2004	2003	2002
Net income, as reported	$42,604	$234,030	$225,580
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,166	1,293	315
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(13,715)	(16,683)	(15,674)

Net income, pro forma	$30,055	$218,640	$210,221

Basic earnings per share
As reported	$0.38	$2.02	$1.82
Pro forma	0.27	1.88	1.69
Diluted earnings per share
As reported	0.38	1.98	1.79
Pro forma	0.27	1.85	1.67

The weighted average fair value for options granted during 2004, 2003 and 2002 was $6.85, $8.02 and $9.40, respectively. The fair values were estimated using the Black-Scholes option-pricing model.

The weighted average assumptions used in the fair value calculation for the following periods were:

	2004	2003	2002
Risk-free interest rate	2.65%	2.65%	3.21%
Expected option lives (in years)	3.6	3.9	3.8
Expected volatility for options	28.6%	37.5%	47.2%
Expected dividend yield	None	None	None

As fair value criteria were not applied to option grants and employee purchase rights prior to 1995, and additional awards in future years are anticipated, the effects on net income and earnings per share in this pro forma disclosure may not be indicative of future amounts.

Restricted Stock

During the years ended December 31, 2004, 2003 and 2002, we entered into Restricted Stock Agreements with certain employees and issued 96,000, 190,000 and 80,000 shares of nonvested common stock, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The shares issued pursuant to the agreements are subject to restrictions on transfers, voting rights and certain other conditions. Upon issuance of the restricted shares pursuant to the agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation. This unearned compensation will be amortized over the respective restricted periods. Compensation expense recorded for these restricted shares was $1.9 million, $2.1 million and $0.5 million during the years ended December 31, 2004, 2003 and 2002, respectively.

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

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized appreciation (depreciation), after tax, on investments available for sale and changes in minimum pension liabilities (see Note 9). Reclassification adjustments for net (losses) gains realized, net of tax, in net income were $(4.7) million, $3.2 million and $3.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Taxes Based on Premiums

We provide services in certain states which require premium taxes to be paid by us based on membership or billed premiums. These taxes are paid in lieu of or in addition to state income taxes and totaled $34.8 million in 2004, $31.8 million in 2003 and $24.2 million in 2002. These amounts are recorded in general and administrative expenses on our consolidated statements of operations.

Income Taxes

We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities (see Note 10). The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We establish a valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” We continually review the adequacy of the valuation allowance and recognize the benefits from our deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized. In addition, we maintain a reserve for the estimated amount of potential assessments by taxing authorities upon their examination, in accordance with SFAS No. 5, “Accounting for Contingencies.” The reserve is comprised of amounts for potential specific issues arising in periods subject to examination. These amounts are released from the reserve upon closure of such examinations and new amounts are added for specific issues for new tax years.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

service in exchange for the award. This statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting. The provisions of SFAS No. 123R are effective for financial statements with first interim or annual reporting period beginning after June 15, 2005. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and the pro forma impact on net income and earnings per share. Upon adoption, pro forma disclosure will no longer be an alternative. We expect the impact of SFAS No. 123R on our consolidated financial position or results of operations to approximate our currently disclosed pro forma compensation expense. We will apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending September 30, 2005.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the remaining issues for Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and as a result reached a final consensus on an other-than-temporary impairment model for debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting (i.e., cost method investments). The EITF also reached a consensus that the three-step model used to determine other-than-temporary impairments must be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,’ delaying the effective date for the recognition and measurement guidance of EITF 03-1 on impairment loss that is other than temporary (i.e., steps two and three of the three-step impairment model), as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. Quantitative and qualitative disclosure requirements for investments accounted for under SFAS No. 115 remain in effect (see Note 4). We do not expect the full adoption of EITF 03-01 to have a material impact on our consolidated financial position or results of operations.

Note 3—Divestitures and Assets Held for Sale

The divestitures of our American VitalCare and Managed Alternative Care subsidiaries, employer services group subsidiary, dental, vision, and claims services subsidiaries during 2004, 2003 and 2002 are not presented as discontinued operations since they are collectively not material to the accompanying consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002.

Florida Health Plan

Effective August 1, 2001, we sold our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc. (the Florida Plan), to Florida Health Plan Holdings II, L.L.C. In connection with the sale, we received $23 million in cash and approximately $26 million in a secured six-year note bearing 8% interest per annum for which we recorded a full reserve. We also sold the corporate facility building used by our Florida health plan to DGE Properties, LLC for $15 million, payable by a secured five-year note bearing 8% interest per annum. We estimated and recorded a $72.4 million pre-tax loss on the sales of our Florida Plan and the related corporate facility building during the three months ended June 30, 2001.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective September 30, 2004, we entered into agreements (Settlement Agreements) to settle the true-up adjustments under the SPA and the Reinsurance Agreement and to recover certain legal fees and legal settlements that we had paid on behalf of the Florida Plan. In connection with the Settlement Agreements, we received $5.5 million in cash on September 30, 2004. In allocating these settlement proceeds, we recorded $5.9 million in legal fees and settlements as contra-G&A expenses in our consolidated statements of operations in 2004. We had previously recorded such legal fees and settlements as G&A expenses. We also recorded $0.4 million in additional pre-tax loss on sale of the Florida Plan related to the other true-up adjustments in our consolidated statements of operations in 2004. As part of the Settlement Agreements, all of our indemnification obligations under the SPA were terminated and the Florida Plan agreed to indemnify us against any current or future litigation relating to our prior ownership of the Florida Plan. In addition, effective September 30, 2004, we entered into agreements to amend the two existing notes that we received from the sale of the Florida Plan and the related corporate facility building. The amendments had no significant impact on our financial position or results of operations.

Dental and Vision Subsidiaries

On October 31, 2003, we consummated the sales of our dental and vision subsidiaries, Health Net Dental, Inc. (Health Net Dental) and Health Net Vision, Inc. (Health Net Vision) to SafeGuard Health Enterprises, Inc. (SafeGuard). In addition, we entered into an assumption reinsurance agreement to transfer the full responsibility for the stand alone dental and vision policies of Health Net Life Insurance Company to SafeHealth Life Insurance Company (SafeHealth Life). As a result of the sales, we no longer underwrite or administer stand alone dental and vision products. However, we continue to make available private label dental products through a strategic relationship with SafeGuard, and private label vision products through a strategic relationship with EyeMed Vision Care, LLC (EyeMed) to our current and prospective members. The stand alone dental products are underwritten and administered by SafeGuard companies. The stand alone vision products are underwritten by Fidelity Security Life Insurance Company and administered by EyeMed. In connection with these sales, we received approximately $14.8 million in cash. We also transferred $2.1 million in cash and $2.1 million in liabilities to SafeHealth Life under the assumption reinsurance agreement and recognized a pre-tax gain of $7.8 million. In the fourth quarter of 2004, we recorded a pre-tax $0.3 million reduction to the gain as a result of a final settlement on the sale. Our dental and vision subsidiaries had been reported as part of our Health Plan Services reportable segment.

Our dental and vision subsidiaries had $48.0 million and $55.5 million of total combined revenues and income (loss) from operations before income taxes of $1.9 million and $(0.7) million for the years ended December 31, 2003 and 2002, respectively. As of the date of sales, our dental and vision subsidiaries had net equity of $4.3 million.

American VitalCare and Managed Alternative Care Subsidiaries

On March 1, 2004, we completed the sale of two subsidiaries, American VitalCare, Inc. and Managed Alternative Care, Inc., to a subsidiary of Rehabcare Group, Inc. We received a payment of approximately $11 million, subject to certain post-closing adjustments, and a $3 million subordinated promissory note for which we recorded a full reserve. We retained an interest in certain accounts receivable of the subsidiaries. As of December 31, 2004, we have fully reserved for these receivables at $5.5 million. These subsidiaries were reported as part of our Government Contracts reportable segment. We recorded a pre-tax gain of $1.9 million related to the sale of these subsidiaries during the three months ended March 31, 2004.

These subsidiaries had $2.3 million, $14.7 million and $11.5 million of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. These subsidiaries had $0.2 million, $3.4 million and $1.3

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million of income before income taxes for the years ended December 31, 2004, 2003 and 2002, respectively. As of the date of sale, these subsidiaries had a combined total of approximately $2.3 million in net equity which we fully recovered through the sales proceeds.

Hospital Subsidiaries

In 1999, we sold our two hospital subsidiaries to Health Plus, Inc. As part of the sale, we received cash and a note for $12 million due on August 31, 2003 including any unpaid interest. Prior to August 31, 2003, we had established an $8.2 million allowance on the note. On August 31, 2003, Health Plus defaulted on the note. As a result, we increased the allowance on the note by $3.4 million and recorded it in G&A expenses in our consolidated statements of operations for the three months ended September 30, 2003. The note was fully reserved as of September 30, 2003. On June 16, 2004, we and Health Plus restructured and settled all outstanding issues relating to the note default for $4 million in cash. We have recorded the $4 million settlement as a reduction in G&A expense in our consolidated statements of operations for the year ended December 31, 2004.

Pennsylvania Health Plan

Effective September 30, 2003, we withdrew our commercial health plan from the commercial market in the Commonwealth of Pennsylvania. Coverage for our members enrolled in the Federal Employee Health Benefit Plan was discontinued on January 11, 2004, however, we have maintained our network of providers in Pennsylvania to service our New Jersey members. As of December 31, 2004, we had no members enrolled in our commercial health plan in Pennsylvania. Our Pennsylvania health plan is reported as part of our Health Plan Services reportable segment.

Our Pennsylvania health plan had $0.7 million, $56.6 million and $133.6 million of total revenues and (losses) from operations before income taxes of $(3.0) million, $(8.4) million and $(7.6) million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, our Pennsylvania health plan had net equity of $3.9 million and $10.6 million, respectively. The net equity is comprised of cash, cash equivalents and investments available for sale and is required by the Pennsylvania Department of Insurance to meet minimum capital requirements until all claims have been paid or discharged.

Employer Services Group Subsidiary

On October 31, 2003, we consummated the sale of our workers’ compensation services subsidiary, Health Net Employer Services, Inc. (Health Net Employer Services), along with its subsidiaries Health Net Plus Managed Care Services, Inc. and Health Net CompAmerica, Inc., collectively known as our employer services group division, to First Health Group Corp. (First Health). Our agreement with First Health provides Health Net Employer Services customers with continued access to Health Net’s workers’ compensation provider network, and provides us with access to First Health’s preferred provider organization network. We also entered into a non-compete agreement with First Health. In connection with this sale, we received $79.5 million in cash and recognized a pre-tax gain of $12.3 million. We deferred approximately $15.9 million of the gain on the sale of our employer services division related to non-compete and network access agreements. The deferred revenue is earned over the terms of the agreements (four to seven years). Employer services group subsidiary revenue through the date of the sale was reported as part of other income on the consolidated statements of operations.

Our employer services group subsidiary had $45.6 million and $47.1 million of total revenues and income from operations before income taxes of $1.2 million and $1.2 million for the years ended December 31, 2003 and 2002, respectively. As of the date of sale, our employer services group subsidiary had net equity of $42.3 million.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EOS Claims Services Subsidiary

Effective July 1, 2002, we sold our claims processing subsidiary, EOS Claims Services, Inc. (EOS Claims), to Tristar Insurance Group, Inc. (Tristar). In connection with the sale, we received $500,000 in cash, and also entered into a Payor Services Agreement. Under the Payor Services Agreement, Tristar has agreed to exclusively use EOS Managed Care Services, Inc. (one of our then remaining subsidiaries) for various managed care services to its customers and clients. We estimated and recorded a $2.6 million pre-tax loss on the sale of EOS Claims during the second quarter ended June 30, 2002. During the fourth quarter ended December 31, 2003, we recorded an additional $1.2 million pre-tax loss on the sale due to the sale price true-up as provided for in the sale agreement. EOS Claims revenue through the date of the sale was reported as part of other income on the consolidated statements of operations.

Our EOS claims services subsidiary had $7.2 million of total revenues and income from operations before income taxes of $0.1 million for the year ended December 31, 2002. As of the date of sale, our EOS claims services subsidiary had no net equity.

Assets Held for Sale

During 2002, we recorded a pre-tax $2.4 million estimated loss on assets held for sale related to a corporate facility building in Trumbull, Connecticut consisting entirely of non-cash write-downs of a building and building improvements. On January 26, 2004, we sold these assets for $6.9 million in cash and recognized a pre-tax loss of $0.7 million as an asset impairment charge in our consolidated statement of operations for the year ended December 31, 2003 (see Note 14).

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Investments

As of December 31, 2004 and 2003 the amortized cost, gross unrealized holding gains and losses, and fair value of our available-for-sale investments were as follows:

	2004
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Amounts in thousands)
Mortgage-backed securities	$379,056	$769	$(2,945)	$376,880
U.S. government and agencies	446,037	719	(2,855)	443,901
Obligations of states and other political subdivisions	34,769	272	(115)	34,926
Corporate debt securities	204,632	1,013	(1,378)	204,267
Other securities	6	21	(1)	26

	$1,064,500	$2,794	$(7,294)	$1,060,000

	2003
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Amounts in thousands)
Mortgage-backed securities	$361,368	$1,100	$(4,189)	$358,279
Asset-backed securities	15,000	—	—	15,000
U.S. government and agencies	479,821	2,820	(1,291)	481,350
Obligations of states and other political subdivisions	34,295	1,087	(20)	35,362
Corporate debt securities	189,233	1,978	(915)	190,296
Other securities	1,942	561	(1)	2,502

	$1,081,659	$7,546	$(6,416)	$1,082,789

As of December 31, 2004, the contractual maturities of our available-for-sale investments were as follows:

	Cost	Estimated Fair Value
	(Amounts in thousands)
Due in one year or less	$32,287	$32,117
Due after one year through five years	535,610	533,033
Due after five years through ten years	108,252	108,648
Due after ten years	9,289	9,296
Mortgage-backed securities	379,056	376,880
Equity securities (no maturity)	6	26

Total available for sale	$1,064,500	$1,060,000

Proceeds from sales of investments available for sale during 2004 were $282.5 million, resulting in realized gains and losses of $4.6 million and $0.4 million, respectively. Proceeds from sales of investments available for sale during 2003 were $295.0 million, resulting in realized gains and losses of $12.4 million and $0.4 million,

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. Proceeds from sales of investments available for sale during 2002 were $347.9 million, resulting in realized gains and losses of $8.8 million and $2.2 million, respectively.

The following table shows our investments’ gross unrealized losses and fair value for individual securities that have been in a continuous loss position through December 31, 2004 (amounts in millions).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed	$201.3	$1.8	$64.8	$1.1	$266.1	$2.9
U.S. government and agency	261.3	2.3	19.4	0.5	280.7	2.8
Obligation of state and other political subdivisions	13.5	0.1	—	—	13.5	0.1
Corporate debt	83.7	0.7	22.8	0.7	106.5	1.4

	$559.8	$4.9	$107.0	$2.3	$666.8	$7.2

The following table shows the number of our individual securities that have been in a continuous loss position at December 31, 2004.

	Less than 12 Months	12 Months or More	Total
Mortgage-backed	49	18	67
U.S. government and agency	58	4	62
Obligation of state and other political subdivisions	7	—	7
Corporate debt	25	6	31

	139	28	167

The unrealized loss position for these securities is the result of interest rate volatility. Our investment in corporate debt securities have ratings of “A” or better, with most of the securities rated at “AAA” or “AA” signifying that the probability of default is low. The companies in which we invest in are all highly rated companies with no current indication of being downgraded or defaulting on the interest payments.

Note 5—Property and Equipment

Property and equipment comprised the following as of December 31:

	2004	2003
	(Amounts in thousands)
Land	$8,886	$12,176
Internal use software and leasehold improvements under development	5,308	3,548
Buildings and improvements	72,232	89,249
Furniture, equipment and software	387,643	494,658

	474,069	599,631
Less accumulated depreciation	289,426	408,731

	$184,643	$190,900

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Financing Arrangements

Senior Notes Payable

Our Senior Notes payable balance was $ 397.8 million and $ 399.0 million as of December 31, 2004 and 2003, respectively.

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

Senior Credit Facility

On June 30, 2004, we entered into a new five-year revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and the other lenders party thereto. The senior credit facility refinanced and replaced our previous $175 million 364-day credit facility (which matured June 22, 2004) and $525 million revolving five-year credit facility (which was scheduled to mature June 28, 2006).

Borrowings under our senior credit facility may be used for general corporate purposes, including acquisitions, and to service our working capital needs. We must repay all borrowings, if any, under our senior credit facility by June 30, 2009, unless the maturity date under the senior credit facility is extended. Interest on any amount outstanding under the senior credit facility is payable monthly at a rate per annum of (a) LIBOR plus a margin ranging from 50 to 112.5 basis points or (b) the higher of (1) the Bank of America prime rate and (2) the federal funds rate plus 0.5%, plus a margin of up to 12.5 basis points. We have also incurred and will continue to incur customary fees in connection with the senior credit facility. As of December 31, 2004, no amounts were outstanding under our senior credit facility and the maximum commitment level under our senior credit facility was $700 million.

Our senior credit facility requires us to comply with certain covenants that impose restrictions on our operations, including the maintenance of a maximum leverage ratio, a minimum consolidated fixed charge

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

coverage ratio and minimum net worth and a limitation on dividends and distributions. On September 8, 2004, Moody’s downgraded our senior unsecured debt rating from Baa3 to Ba1 and on November 2, 2004, S&P downgraded our senior unsecured debt rating from BBB- to BB+. Because the Moody’s rating on our senior unsecured debt is below Baa3 and the S&P rating is below BBB-, we are currently prohibited under the terms of the senior credit facility from making dividends, distributions or redemptions in respect of our capital stock in excess of $75 million in any consecutive four-quarter period, are subject to a minimum borrower cash flow fixed charge coverage ratio rather than the consolidated fixed charge coverage ratio, are subject to additional reporting requirements to the lenders, and are subject to increased interest and fees applicable to any outstanding borrowings and any letters of credit secured under the senior credit facility. The minimum borrower cash flow fixed charge coverage ratio calculates the fixed charge on a parent company only basis. In the event either Moody’s or S&P upgrades our senior unsecured debt rating to at least Baa3 or BBB-, respectively, our coverage ratio will revert back to the consolidated fixed charge coverage ratio.

On March 1, 2005, we entered into an amendment to our senior credit facility. The amendment, among other things, amends the definition of Consolidated EBITDA to exclude from the calculation of Consolidated EBITDA during the five fiscal quarter periods commencing with the fiscal quarter ended December 31, 2004 and ending with the fiscal quarter ended December 31, 2005, up to $375 million relating to cash and non-cash, non-recurring charges in connection with litigation and provider settlement payments, any increase in medical claims reserves and any premiums relating to the repayment or refinancing of our Senior Notes to the extent such charges cause a corresponding reduction in Consolidated Net Worth (as defined in the senior credit facility).

Letters of Credit

Under our senior credit facility, we can obtain letters of credit in an aggregate amount of $200 million. We have secured letters of credit to guarantee workers’ compensation claim payments to certain external third-party insurance companies in the event that we do not pay our portion of the workers’ compensation claims. As of December 31, 2004, these letters of credit totaled $13.2 million in the aggregate. No amounts had been drawn on any of these letters of credit as of December 31, 2004. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the Credit Agreement was $686.8 million as of December 31, 2004.

The weighted average annual interest rate on our financing arrangements was approximately 7.2%, 8.4% and 7.6% for the years ended December 31, 2004, 2003 and 2002, respectively.

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

The Swap Contracts have an aggregate notional principal amount of $400 million and effectively convert the fixed rate on the Senior Notes to a variable rate of six-month London Interbank Offered Rate (LIBOR) plus 399.625 basis points. As of December 31, 2004, the Swap Contracts converted the fixed rate on the Senior Notes to 6.78%. Due to the increase of the interest rate on the Senior Notes, the expected effective variable rate on the Senior Notes was 8.28% as of December 31, 2004. As of December 31, 2004, the Swap Contracts were reflected at negative fair value of $1.3 million in our consolidated balance sheet and the related Senior Notes were reflected at an amount equal to the sum of their carrying value less $1.3 million, representing the change in fair value of the Senior Notes attributable to the interest risk being hedged. The downgrades by Moody’s and S&P of our senior unsecured debt rating had no impact on our accounting for the Swap Contracts during the year ended December 31, 2004.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Stock Option and Employee Stock Purchase Plans

We have various stock option plans which cover certain employees, officers and non-employee directors, and an employee stock purchase plan under which substantially all of our full-time employees are eligible to participate. The stockholders have approved these plans except for the 1998 Stock Option Plan which was adopted by our Board of Directors. During 2002, the stockholders approved the 2002 Stock Option Plan. During 2004, 2003 and 2002, we issued 96,000, 190,000 and 80,000 shares of restricted stock, respectively (see Note 2). During the second quarter ended June 30, 2002, certain option grants under the 1997 and 1998 plans became vested as a result of our stock attaining a closing market price of $25 for 20 consecutive trading days pursuant to an acceleration clause in the plans.

Under our various employee stock option plans and our non-employee director stock option plan, we grant options at prices at or above the fair market value of the stock on the date of grant. The options carry a maximum term of up to 10 years and in general vest ratably over three to five years, except for certain option grants under the 1997 and 1998 plans where vesting is accelerated by virtue of attaining certain performance targets. We have reserved a total of 18.0 million shares of our Common Stock for issuance under the stock option plans. As of December 31, 2004, 1.1 million outstanding options had accelerated vesting provisions.

Under our Employee Stock Purchase Plan, we provide employees with the opportunity to purchase stock through payroll deductions. Eligible employees may purchase on a monthly basis our Common Stock at 85% of the lower of the market price on either the first or last day of each month. See Note 18 regarding the termination of this plan.

Stock option activity and weighted average exercise prices for the years ended December 31 are presented below:

	2004		2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1	12,690,256	$23.32	12,767,849	$21.06	13,106,184	$18.25
Granted	3,196,413	27.38	3,694,313	25.13	4,873,731	23.74
Exercised	(897,030)	19.07	(2,685,966)	15.37	(3,504,250)	13.57
Canceled	(945,110)	24.79	(1,085,940)	23.83	(1,707,816)	21.40

Outstanding at December 31	14,044,529	$24.35	12,690,256	$23.32	12,767,849	$21.06

Exercisable at December 31	6,672,450		5,238,455		5,567,079

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the weighted average exercise price and weighted average remaining contractual life for significant option groups outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 7.63–$21.88	1,300,514	3.22	$11.99	1,284,131	$11.86
22.01– 22.88	2,585,906	7.43	22.44	1,170,542	22.45
23.02– 23.94	2,476,073	6.37	23.14	1,981,157	23.02
24.00– 24.91	2,410,073	8.07	24.07	410,159	24.07
25.06– 26.90	1,230,821	6.17	25.73	276,323	25.81
27.00– 27.84	724,000	7.16	27.54	297,003	27.54
28.20– 28.90	1,620,354	8.93	28.87	69,500	28.61
29.00– 31.95	486,550	6.44	30.93	229,847	30.69
32.01– 36.25	1,210,238	4.14	32.77	953,788	32.70

$ 7.63–$36.25	14,044,529	6.69	$24.35	6,672,450	$22.86

Note 8—Capital Stock

As of December 31, 2004, there were 111,277,199 shares of our Common Stock outstanding.

Shareholder Rights Plan

On May 20, 1996, our Board of Directors declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on July 31, 1996 (the “Record Date”). Our Board of Directors also authorized the issuance of one Right for each share of common stock issued after the Record Date and prior to the earliest of the “Distribution Date,” the redemption of the Rights and the expiration of the Rights, and in certain other circumstances, after the Distribution Date. Except as set forth in the Rights Agreement (as defined below) and subject to adjustment as provided in the Rights Agreement, each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $170 per Right. Rights will attach to all common stock certificates representing shares then outstanding and no separate Rights certificates will be distributed. Subject to certain exceptions contained in the Rights Agreement dated as of June 1, 1996 by and between us and Harris Trust and Savings Bank, as Rights Agent (as amended on October 1, 1996, May 3, 2001, May 14, 2004 and July 26, 2004, the “Rights Agreement”), the Rights will separate from the Common Stock following any person, together with its affiliates and associates (an “Acquiring Person”), becoming the beneficial owner of 15% or more of the outstanding common stock, the commencement of a tender or exchange offer that would result in any person, together with its affiliates and associates, becoming the beneficial owner of 15% or more of the outstanding common stock or the determination by the Board of Directors that a person, together with its affiliates and associates, has become the beneficial owner of 10% or more of the common stock and that such person is an “Adverse Person,” as defined in the Rights Agreement. The Rights Agreement provides that certain passive institutional investors that beneficially own less than 20% of the outstanding shares of our common stock shall not be deemed to be Acquiring Persons.

The Rights will first become exercisable on the Distribution Date and will expire on July 31, 2006, unless earlier redeemed by us as described below.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subject to certain exceptions contained in the Rights Agreement, in the event that any person shall become an Acquiring Person or be declared to be an Adverse Person, then the Rights will “flip-in” and entitle each holder of a Right, other than any Acquiring Person or Adverse Person, to purchase, upon exercise at the then-current exercise price of such Right, that number of shares of common stock having a market value of two times such exercise price.

In addition, and subject to certain exceptions contained in the Rights Agreement, in the event that we are acquired in a merger or other business combination in which the common stock does not remain outstanding or is changed or 50% of the assets or earning power of the Company is sold or otherwise transferred to any other person, the Rights will “flip-over” and entitle each holder of a Right, other than an Acquiring Person or an Adverse Person, to purchase, upon exercise at the then current exercise price of such Right, such number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times such exercise price.

We may redeem the Rights until the earlier of 10 days following the date that any person becomes the beneficial owner of 15% or more of the outstanding common stock and the date the Rights expire at a price of $.01 per Right.

In July 2004, we appointed Wells Fargo Bank, N.A. to serve as the Rights Agent under the Rights Agreement.

The foregoing summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is incorporated by reference in Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to this Annual Report on Form 10-K, and to Amendment No. 3 to our registration statement on Form 8-A/A filed with the SEC on July 26, 2004.

Stock Repurchase Program

In April 2002, our Board of Directors authorized us to repurchase up to $250 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under our stock repurchase program. In August 2003, our Board of Directors authorized us to repurchase up to an additional $200 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under our stock repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of December 31, 2004, we had repurchased an aggregate of 19,978,655 shares of our common stock under our stock repurchase program for aggregate consideration of approximately $536.6 million before taking into account exercise proceeds and tax benefits from the exercise of employee stock options. We repurchased 3,179,400 shares of common stock during the year ended December 31, 2004 for $83.7 million. As a result of the ratings action taken by Moody’s in September 2004 and S&P in November 2004 with respect to our senior unsecured debt rating, we ceased repurchasing shares of common stock under our stock repurchase program through the end of 2004. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future ratings action taken by Moody’s or S&P (see Note 6).

During 2004, we received approximately $18 million in cash and recognized $2 million in tax benefits as a result of option exercises. During 2003 and 2002, we received approximately $42 million and $48 million in cash, respectively, and recognized $15 million and $18 million in tax benefits, respectively, as a result of option exercises.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the $20 million (in 2004), $57 million (in 2003) and $66 million (in 2002) in realized and estimated benefits, our total authority under our stock repurchase program through 2004 is estimated at $593 million based on the authorization we received from our Board of Directors to repurchase up to an aggregate of up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock. The remaining authorization under our stock repurchase program as of December 31, 2004 was $57 million.

Note 9—Employee Benefit Plans

Defined Contribution Retirement Plans

We and certain of our subsidiaries sponsor defined contribution retirement plans intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Participation in the plans is available to substantially all employees who meet certain eligibility requirements and elect to participate. Employees may contribute up to the maximum limits allowed by Sections 401(k) and 415 of the Code, with Company contributions based on matching or other formulas. Our expense under these plans totaled $9.8 million, $9.1 million and $9.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

As of December 31, 2004 and 2003, the liability under these plans amounted to $37.6 million and $38.4 million, respectively. These liabilities are included in other noncurrent liabilities on our consolidated balance sheets. The trust assets are not held in investments elected by participants. Deferred compensation expense is recognized for the amount of earnings or losses credited to participant accounts. Our expense under these plans totaled $3.4 million, $3.8 million and $1.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Pension and Other Postretirement Benefit Plans

Retirement Plans—We have an unfunded non-qualified defined benefit pension plan, the Supplemental Executive Retirement Plan (adopted in 1996 and amended in August 2004). This plan is noncontributory and

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

covers key executives as selected by the Board of Directors. Benefits under the plan are based on years of service and level of compensation during the final five years of service.

Postretirement Health and Life Plans—Certain of our subsidiaries sponsor postretirement defined benefit health care and life insurance plans that provide postretirement medical and life insurance benefits to directors, key executives, employees and dependents who meet certain eligibility requirements. The Health Net health care plan is non-contributory for employees retired prior to December 1, 1995 who have attained the age of 62; employees retiring after December 1, 1995 who have attained age 62 contribute from 25% to 100% of the cost of coverage depending upon years of service. We have two other benefit plans that we have acquired as part of the acquisitions made in 1997. One of the plans is frozen and non-contributory, whereas the other plan is contributory by certain participants. Under these plans, we pay a percentage of the costs of medical, dental and vision benefits during retirement. The plans include certain cost-sharing features such as deductibles, co-insurance and maximum annual benefit amounts which vary based principally on years of credited service.

The following table sets forth the plans’ obligations and funded status at December 31 (amounts in thousands):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation, beginning of year	$17,290	$14,966	$9,464	$6,730
Service cost	947	810	362	449
Interest cost	1,017	959	467	528
Benefits paid	(671)	(663)	(283)	(250)
Actuarial loss (gain)	1,899	1,218	(1,504)	2,007

Benefit obligation, end of year	$20,482	$17,290	$8,506	$9,464

Change in fair value of plan assets:
Plan assets, beginning of year	$—	$—	$—	$—
Employer contribution	671	663	283	250
Benefits paid	(671)	(663)	(283)	(250)

Plan assets, end of year	$—	$—	$—	$—

Funded status	$(20,482)	$(17,290)	$(8,506)	$(9,464)
Unrecognized net (gain) loss	(305)	(2,291)	275	1,808
Unrecognized prior service cost	2,663	3,122	224	254

Net amount recognized	(18,124)	(16,459)	(8,007)	(7,402)

Amounts recognized in our consolidated balance sheets as of December 31 consist of (amounts in thousands):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(18,527)	(16,928)	(8,007)	(7,402)
Accumulated other comprehensive income	403	469	—	—

Net amount recognized	(18,124)	(16,459)	(8,007)	(7,402)

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31 (amounts in thousands):

	2004	2003
Projected benefit obligation	$20,482	$17,290
Accumulated benefit obligation	15,180	13,066
Fair value of plan assets	—	—

Components of net periodic benefit cost for years ended December 31 (amounts in thousands):

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Service Cost	$947	$810	$836	$362	$449	$316
Interest Cost	1,017	959	969	467	528	369
Expected return on plan assets	—	—	—	—	—	—
Amortization of prior service cost	459	459	459	31	31	31
Amortization of net (gain) loss	(87)	(253)	(274)	29	28	(122)

Net periodic benefit cost	$2,336	$1,975	$1,990	$889	$1,036	$594

Additional Information

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
	(Amounts in thousands)
(Decrease) increase in minimum liability included in other comprehensive income	$(66)	$469	$—	N/A	N/A	N/A

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Assumptions
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	5.8%	6.0%	5.9%	6.0%
Rate of compensation increase	5.9%	5.8%	2.5%	2.6%

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	6.0%	6.5%	7.0%	6.0%	6.5%	7.1%
Expected return on plan assets	0%	0%	0%	0%	0%	0%
Rate of compensation increase	5.8%	5.7%	5.8%	2.7%	2.8%	2.5%

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of our pension and other postretirement benefit plans are unfunded. Employer contributions equal benefits paid during the year. Therefore, no return on assets is expected.

	2004	2003
Assumed Health Care Cost Trend Rates at December 31
Health care cost trend rate assumed for next year	10.0%–12.0%	10.0%–15.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010–2014	2009–2014

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2004 (amounts in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost	$125	$(102)
Effect on postretirement benefit obligation	1,220	(1,000)

Cash Flows

Contributions

We expect to contribute $838,000 to our pension plan and $350,000 to our postretirement health and life plans in 2005. The entire amount expected to be contributed, in the form of cash, to the defined benefit pension and postretirement health and life plans during 2005 is expected to be paid out as benefits during the same year.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service, as appropriate, are expected to be paid (amounts in thousands):

	Pension Benefits	Other Benefits
2005	$838	$350
2006	932	347
2007	922	372
2008	958	400
2009	938	454
Years 2010–2014	7,918	3,247

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Income Taxes

Significant components of the provision for income taxes are as follows for the years ended December 31 (amounts in thousands):

	2004	2003	2002
Current:
Federal	$46,630	$165,880	$82,085
State	10,584	33,790	15,433

Total current	57,214	199,670	97,518

Deferred:
Federal	(26,132)	(417)	9,987
State	(6,270)	(5,362)	9,869

Total deferred	(32,402)	(5,779)	19,856

Total provision for income taxes	$24,812	$193,891	$117,374

A reconciliation of the statutory federal income tax rate and the effective income tax rate on income is as follows for the years ended December 31:

	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax effect	4.1	3.6	4.7
Tax exempt interest income	(0.3)	(0.1)	(0.1)
Goodwill and intangible assets amortization	0.5	0.1	0.1
Examination settlements	(2.7)	(1.9)	(6.0)
Other, net	0.2	0.8	(0.3)

Effective income tax rate	36.8%	37.5%	33.4%

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2004	2003
	(Amounts in thousands)
DEFERRED TAX ASSETS:
Accrued liabilities	$100,987	$67,473
Insurance loss reserves and unearned premiums	18,948	6,996
Tax credit carryforwards	769	—
Accrued compensation and benefits	32,582	33,105
Net operating loss carryforwards	54,631	45,471
Other	2,900	361

Deferred tax assets before valuation allowance	210,817	153,406
Valuation allowance	(19,789)	(18,220)

Net deferred tax assets	$191,028	$135,186

DEFERRED TAX LIABILITIES:
Depreciable and amortizable property	$44,128	$34,358
Deferred Revenue	15,063	—
Other	9,441	13,051

Deferred tax liabilities	$68,632	$47,409

In 2004, 2003 and 2002, income tax benefits attributable to employee stock option and restricted stock transactions of $2.5 million, $15.7 million and $18.2 million, respectively, were allocated to stockholders’ equity.

As of December 31, 2004, we had federal and state net operating loss carryforwards of approximately $115.2 million and $258.5 million, respectively. The net operating loss carryforwards expire between 2007 and 2025. Limitations on utilization may apply to approximately $36.4 million and $127.3 million of the federal and state net operating loss carryforwards, respectively. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits.

Note 11—Regulatory Requirements

All of our health plans as well as our insurance subsidiaries are required to periodically file financial statements with regulatory agencies in accordance with statutory accounting and reporting practices. Under the Knox-Keene Health Care Service Plan Act of 1975, as amended, California plans must comply with certain minimum capital or tangible net equity requirements. Our non-California health plans, as well as our health and life insurance companies, must comply with their respective state’s minimum regulatory capital requirements and, in certain cases, maintain minimum investment amounts for the restricted use of the regulators. Within the scope of state statutes and/or other parameters established by the regulators, we have discretion as to whether we invest such funds in cash and cash equivalents or other investments. Restricted cash and cash equivalents, as of December 31, 2004 and 2003, totaled $18.1 million and $62.4 million, respectively. Investment securities held by trustees or agencies pursuant to state regulatory requirements were $124.1 million and $73.5 million as of December 31, 2004 and 2003, respectively. See “Restricted Assets” section in Note 2 for additional information. Also, under certain government regulations, certain subsidiaries are required to maintain a current ratio of 1:1 and to meet other financial standards.

As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to us. Such restrictions,

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unless amended or waived, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends which can be paid by the insurance company subsidiaries to us without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. Management believes that as of December 31, 2004, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

Note 12—Commitments and Contingencies

Legal Proceedings

Class Action Lawsuits

McCoy v. Health Net, Inc. et al., and Wachtell v. Guardian Life Insurance Co.

These two lawsuits are styled as class actions and were filed on behalf of a class of subscribers in a number of our large and small employer group plans in the Northeast. The Wachtel complaint was filed on July 30, 2001 and the McCoy complaint was filed on April 23, 2003. These two cases have been consolidated for purposes of trial. Plaintiffs allege that Health Net, Inc., Health Net of the Northeast, Inc. and Health Net of New Jersey, Inc. violated ERISA in connection with various practices related to the reimbursement of claims for services provided by out-of-network providers. Plaintiffs seek relief in the form of payment of benefits, disgorgement, injunctive and other equitable relief, and attorneys’ fees.

During 2001 and 2002, the parties filed and argued various motions and engaged in limited discovery. On April 23, 2003, plaintiffs filed a motion for class certification seeking to certify a nationwide class of Health Net subscribers. We opposed that motion and the Court took it under submission. On June 12, 2003, we filed a motion to dismiss the case, which was ultimately denied. On August 8, 2003, plaintiffs filed a First Amended Complaint, adding Health Net, Inc. as a defendant and expanding the alleged violations. On December 22, 2003, plaintiffs filed a motion for summary judgment on the issue of whether Health Net utilized an outdated database for calculating out-of-network reimbursements, which we opposed. That motion, and various other motions seeking injunctive relief and to narrow the issues in this case, are still pending.

On August 5, 2004, the District Court granted plaintiffs’ motion for class certification and issued an Order certifying a nationwide class of Health Net subscribers who received medical services or supplies from an out-of-network provider and to whom defendants paid less than the providers’ actual charge during the period from 1997 to 2004. On August 23, 2004, we requested permission from the Court of Appeals for the Third Circuit to appeal the District Court’s class certification Order pursuant to Rule 23(f) of the Federal Rules of Civil Procedure. On November 14, 2004, the Court of Appeals for the Third Circuit granted our motion to appeal. On March 4, 2005, the Third Circuit issued a briefing and scheduling order for our appeal that calls for our opening brief to be filed on or before April 13, 2005. Meanwhile, Plaintiffs have filed a motion to further amend their complaint to add additional class representatives. Discovery is proceeding and is currently scheduled to conclude on March 10, 2005. A pretrial hearing is set for May 6, 2005. No trial date has been set. Plaintiffs have not specified the amount of damages being sought in this litigation, but they have indicated that they believe the amount of damages recoverable could be substantial.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In Re Managed Care Litigation

The Judicial Panel on Multidistrict Litigation (“JPML”) has transferred various class action lawsuits against managed care companies, including us, to the United States District Court for the Southern District of Florida for coordinated or consolidated pretrial proceedings in In re Managed Care Litigation, MDL 1334. This proceeding is divided into two tracks, the subscriber track, which includes actions brought on behalf of health plan members, and the provider track, which includes suits brought on behalf of health care providers. On September 19, 2003, the Court dismissed the final subscriber track action involving us, The State of Connecticut v. Physicians Health Services of Connecticut, Inc. (filed in the District of Connecticut on September 7, 2000), on grounds that the State of Connecticut lacks standing to bring the ERISA claims asserted in the complaint. That same day, the Court ordered that the subscriber track is closed “in light of the dismissal of all cases in the Subscriber Track.” The State of Connecticut appealed the dismissal order to the Eleventh Circuit Court of Appeals and on September 10, 2004, the Eleventh Circuit affirmed the District Court’s dismissal. On February 22, 2005, the Supreme Court of the United States denied plaintiffs’ Petition for Writ of Certiorari on the Eleventh Circuit’s decision to uphold the dismissal.

The provider track includes the following actions involving us: Shane v. Humana, Inc., et al. (including Health Net, Inc.) (filed in the Southern District of Florida on August 17, 2000 as an amendment to a suit filed in the Western District of Kentucky), California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. (filed in the Northern District of California in May 2000), Klay v. Prudential Ins. Co. of America, et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on February 22, 2001 as an amendment to a case filed in the Northern District of California), Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Lynch v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Sutter v. Health Net of the Northeast, Inc. (filed in New Jersey state court on April 26, 2002), Medical Society of New Jersey v. Health Net, Inc., et al., (filed in New Jersey state court on May 8, 2002), Knecht v. Cigna, et al. (including Health Net, Inc.) (filed in the District of Oregon in May 2003), Solomon v. Cigna, et. al. (including Health Net, Inc.) (filed in the Southern District of Florida on October 17, 2003), Ashton v. Health Net, Inc., et al. (filed in the Southern District of Florida on January 20, 2004), Freiberg v. UnitedHealthcare, Inc., et al. (including Health Net, Inc.) (filed in the Southern District of Florida on February 24, 2004), and Comprehensive Neurosurgical, P.C. v. Physicians Health Services/Health Net of the Northeast (filed in New Jersey state court in February 2004). These actions allege that the defendants, including us, systematically underpaid providers for medical services to members, have delayed payments to providers, imposed unfair contracting terms on providers, and negotiated capitation payments inadequate to cover the costs of the health care services provided and assert claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), ERISA, and several state common law doctrines and statutes. Shane, the lead provider track action, asserts claims on behalf of physicians and seeks certification of a nationwide class. The Knecht, Solomon, Ashton and Freiberg cases all are brought on behalf of health care providers other than physicians and seek certification of a nationwide class of similarly situated health care providers. Other than Shane, all provider track actions involving us have been stayed.

On September 26, 2002, the Court granted plaintiffs’ motion for class certification in Shane. On September 1, 2004, the Eleventh Circuit issued an opinion affirming in part and reversing in part the District Court’s class certification ruling. The Court affirmed the certification of a global class involving RICO claims but ruled that the District Court abused its discretion in certifying the plaintiffs’ state law claims, with the exception of the Section 17200 claims which were not before the Court. On January 10, 2005, the Supreme Court refused to review the class certification decision.

On September 15, 2003, the District Court entered an order granting in part and denying in part the defendants’ motions to compel arbitration. In this order, the Court ruled that certain claims must be arbitrated and

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that others may proceed in court. On November 5, 2004, the Eleventh Circuit affirmed the portions of the District Court’s order denying the motion to compel arbitration. On January 7, 2005, the Eleventh Circuit denied the defendants’ request for rehearing en banc.

On December 8, 2003, the Court entered an order granting in part and denying in part defendants’ joint motion to dismiss the Shane complaint. The Court dismissed plaintiffs’ causes of action under ERISA and certain state law claims but refused to dismiss plaintiffs’ other causes of action, including those under RICO. We filed our answer and affirmative defenses on December 22, 2003.

On January 15, 2004, the Court issued an order granting defendants’ motion for a suggestion of remand and informing the MDL Panel that pretrial proceedings shall be completed and the MDL Panel may remand the lead provider track case on or before August 17, 2004. On October 20, 2004, the Court withdrew its suggestion of remand. On October 27, 2004, the MDL Panel found remand “inappropriate at this time.”

On June 30, 2004, plaintiffs in MDL 1334 filed a complaint in the Southern District of Florida which they allege to contain identical allegations to the second amended consolidated class action complaint pending in MDL 1334. On September 7, 2004, plaintiffs filed an amended complaint, which they also allege to contain identical allegations to the operative complaint in MDL 1334. On September 17, 2004, defendants, including Health Net, moved to dismiss and compel arbitration. Thereafter, the parties continued to engage in expert discovery, which was concluded in February 2005.

On February 10, 2005, the Court issued an order bifurcating the trial into a liability phase and a damages phase. On February 28, 2005, the Court dismissed without prejudice tag-along action Comprehensive Neurosurgical, P.C. v. Physicians Health Services/Health Net of the Northeast upon plaintiff’s motion for voluntary dismissal. Trial in Shane is currently scheduled to begin on September 6, 2005.

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

Provider Disputes

In the ordinary course of our business operations, we are party to arbitrations and litigation involving providers. A number of these arbitrations and litigation relate to alleged stop-loss claim underpayments, where we paid a portion of the provider’s billings and denied certain charges based on a line-by-line review of the itemized billing statement to identify terms and services that should have been included within specific charges and not billed separately. A smaller number of these arbitrations and litigation relates to alleged stop-loss claim underpayments where we paid a portion of the provider’s billings and denied the balance based on the level of prices charged by the provider.

In late 2001, we began to see a pronounced increase in the number of high dollar, stop-loss inpatient claims we were receiving from providers. As stop-loss claims rose, the percentage of payments made to hospitals for stop-loss claims grew as well, in some cases in excess of 50%. The increase was caused by some hospitals aggressively raising chargemasters and billing for items separately when we believed they should have been included in a base charge. Management at our California health plan at that time decided to

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respond to this trend by instituting a number of practices designed to reduce the cost of these claims. These practices included line item review of itemized billing statements and review of, and adjustment to, the level of prices charged on stop-loss claims.

By early 2004, we began to see evidence that our claims review practices were causing significant friction with hospitals although, at that time, there was a relatively limited number of outstanding arbitration and litigation proceedings. We responded by attempting to negotiate changes to the terms of our hospital contracts, in many cases to incorporate fixed reimbursement payment methodologies intended to reduce our exposure to the stop-loss claims. As we reached the third quarter of 2004, an increase in arbitration requests and other litigation prompted us to review our approach to our claims review process for stop-loss claims and our strategy relating to provider disputes. Given that our provider network is a key strategic asset, management decided in the fourth quarter of 2004 to enter into negotiations in an attempt to settle a large number of provider disputes in our California and Northeast health plans. The majority of these disputes related to alleged underpayment of stop-loss claims.

During the fourth quarter of 2004 we recorded a $169 million pre-tax charge for expenses associated with settlements with providers that had been, or are currently in the process of being resolved, principally involving these alleged stop-loss claims underpayments. The earnings charge was recorded following a thorough review of all outstanding claims and management’s decision in the fourth quarter of 2004 to enter into negotiations in an attempt to settle a large number of these claims in our California and Northeast health plans. We have currently settled approximately 59% of the California provider disputes upon which the earnings charge was based (representing approximately 47% of the amounts reserved for in these disputes), including Tenet Healthcare as described below, and are in settlement discussions with a substantial number of the remaining providers. In connection with these settlements, we have entered into new contracts with a large portion of our provider network.

Tenet Healthcare

In July 2003, 39 hospitals owned or operated by Tenet Healthcare Corporation (“Tenet”) filed an arbitration demand against us alleging a total of approximately $45 million in claim underpayments by our California health plan subsidiary. The arbitration demand was amended in October 2004 to increase the demand of alleged claim underpayments to approximately $77 million plus interest, attorneys’ fees and punitive damages, and also asserted various other claims. We filed counterclaims against Tenet on various theories of recovery, including Tenet’s pricing strategy. In late 2004, Tenet advised us that its demand relating to the alleged claim underpayments had increased to approximately $120 million, not including interest, attorneys’ fees and punitive damages.

On February 11, 2005, we entered into a settlement agreement with Tenet to resolve all outstanding claims and counter-claims in the arbitration. As part of the settlement agreement, we agreed to pay Tenet $28.5 million and release our counter-claims in exchange for Tenet’s release of all of its claims in the arbitration. The settlement agreement also establishes a procedure for adjudication and resolution of other claims for hospital services through November 1, 2004, the date we entered into a new provider service agreement with the Tenet hospitals that incorporates a fixed reimbursement structure that is structured to avoid similar disputes. The settlement amount paid to Tenet was included as part of the fourth quarter 2004 earnings charge described above.

Superior National Insurance Group

We and our former wholly-owned subsidiary, Foundation Health Corporation (“FHC”), which merged into Health Net, Inc. in January 2001, were named in an adversary proceeding, Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc., filed on April 28, 2000, in the United States Bankruptcy Court for the Central District of California, case number

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SV00-14099GM. The lawsuit related to the 1998 sale of Business Insurance Group, Inc. (“BIG”), a holding company of workers’ compensation insurance companies operating primarily in California, by FHC to Superior National Insurance Group, Inc. (“Superior”).

On October 22, 2003, we entered into an agreement with SNTL Litigation Trust, successor-in-interest to Superior, to settle all outstanding claims under the Superior National Insurance Group, Inc. v. Foundation Health Corporation, et. al. litigation. As part of the settlement agreement, we agreed to pay the SNTL Litigation Trust $137 million and receive a release of all of the SNTL Litigation Trust’s claims against us. We have accounted for the settlement with SNTL Litigation Trust as discontinued operations on our condensed consolidated statements of operations for the year ended December 31, 2003.

However, following the announcement of the settlement, we learned that, on or about October 28, 2003, Capital Z Financial Services Fund II, L.P. and certain related parties (referred to collectively as “Cap Z”) had filed suit against us in the Supreme Court of the State of New York, County of New York, asserting claims arising out of the same BIG transaction that is the subject of the settlement agreement with the SNTL Litigation Trust. Cap Z previously had participated as a creditor in the Superior bankruptcy and is a beneficiary of the SNTL Litigation Trust. The Cap Z complaint alleges at least $250 million in damages and seeks unspecified punitive damages and the costs of the action, including attorneys’ fees. Following the commencement of the Cap Z proceeding, we and the SNTL Litigation Trust entered into a revised settlement agreement to, among other things, require the Trust to obtain bankruptcy court approval of the revised settlement agreement and reduce the amount payable to the SNTL Litigation Trust to $132 million. We paid the $132 million in the fourth quarter of 2003. As more fully described below, there are various procedural motions pending in the Cap Z matter. We will reassess our position after rulings on these motions. The Bankruptcy Court approved the revised settlement agreement on December 29, 2003. Following that approval, District Court action brought by Superior was dismissed with prejudice on December 31, 2003. Cap Z appealed the District Court’s order approving the settlement. On March 18, 2004, pursuant to the stipulation of Cap Z and the SNTL Trust, the District Court dismissed with prejudice Cap Z’s appeal from the Bankruptcy Court Order approving the revised settlement. Accordingly, the Bankruptcy Court’s approval of the settlement is final.

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

Miscellaneous Proceedings

In the ordinary course of our business operations, we are also party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes and employment litigation, and claims brought by members seeking coverage or additional reimbursement for

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services allegedly rendered to our members, but which allegedly were either underpaid or not paid. We are also subject to claims relating to the performance of contractual obligations to providers, members and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims.

These other legal proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of other legal proceedings, pending provider arbitrations and cases depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of all pending legal proceedings, after consideration of applicable reserves, should not have a material adverse effect on our financial condition and liquidity.

Operating Leases and Other Commitments

Operating Leases

We lease administrative office space under various operating leases. Certain leases contain renewal options and rent escalation clauses. Certain leases are cancelable with substantial penalties.

On September 30, 2000, Health Net of California, Inc. entered into an operating lease agreement to lease office space in Woodland Hills, California for substantially all of its operations. As of December 31, 2001, Health Net of California, Inc. completed its relocation into the new facilities, then expanded in May 2003. The new lease is for a term of 10 years and has provisions for space reduction at specific times over the term of the lease, but it does not provide for complete cancellation rights. The total future minimum lease commitments under the lease are approximately $75.7 million.

On December 23, 2003, Health Net, Inc. entered into an operating lease agreement to renew its leased office space in Woodland Hills, California for its executive offices commencing on January 1, 2005. As part of the lease renewal, we amended our existing lease, which was scheduled to expire on December 31, 2004, to provide for favorable reductions to our costs in the final year of the lease. The new lease is for a term of 10 years and has provisions for space reduction at specific times over the term of the lease, but it does not provide for complete cancellation rights. The total future minimum lease commitments under the lease are approximately $27.4 million.

Other Commitments

Nurse Advice Line

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

Disease and Condition Management Services

On November 24, 2003, we entered into an agreement for disease and condition management programs and other related services with an external third-party provider. The agreement is effective through December 31,

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008, however, we may terminate the agreement prior to December 31, 2008, from and after the first anniversary of the agreement, for any reason or no reason, upon one hundred eighty days’ prior written notice. The monthly fee is calculated on a PMPM basis and measured on the first day of the month based on the number of designated beneficiaries.

Pharmacy Benefit Services

On April 1, 2004 we entered into a new three-year agreement with an external third-party service provider for it to provide pharmacy claims processing services for all of our health plans beginning April 1, 2004. Concurrently, on September 2, 2003, we terminated our existing ten-year Pharmacy Benefit Services Agreement effective April 1, 2004. The original agreement was entered into in 1999.

We may terminate the new pharmacy claims processing services agreement prior to April 1, 2007, subject to certain termination provisions which include liquidated damages of $3.6 million; provided, that the liquidated damages are reduced by $100,000 per month through the termination date.

As of December 31, 2004, future minimum commitments for operating leases and other purchase obligations for the years ending December 31 are as follows (amounts in thousands):

	Operating Leases	Other Purchase Obligations
2005	$43,604	$21,980
2006	42,165	11,384
2007	39,407	2,118
2008	31,966	246
2009	27,288	—
Thereafter	75,936	—

Total minimum commitments	$260,366	$35,728

Rent expense totaled $50.4 million, $52.1 million and $55.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Other purchase obligation expenses totaled $31.0 million, $26.9 million and $32.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 13—Related Parties

One current executive officer of the Company is a director of an industry-related association, of which the Company is a member and we paid dues of $1.0 million, $1.1 million and $0.9 million in 2004, 2003 and 2002, respectively. The same executive officer was a director of an internet health services company to which we paid $250,000 in 2003 and in which the Company also has an investment of $2.3 million as of December 31, 2004 and 2003. No such amounts were paid in 2004 and 2002.

During 1999, three executive officers of the Company, in connection with their hire or relocation, received one-time loans from the Company aggregating $550,000 which ranged from $100,000 to $300,000 each. All the loans made during 1999 were repaid or forgiven as of December 31, 2004. During 2001, two executive officers of the Company, in connection with their hire or relocation, received one-time loans from the Company aggregating $200,000. All of the loans made during 2001 were repaid or forgiven as of December 31, 2003.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Severance, Asset Impairments and Restructuring Costs

The following sets forth the principal components of severance, asset impairments and restructuring charges for the years ended December 31 (amounts in millions):

	2004	2003	2002
Severance and related benefit costs	$25.3	$—	$—
Modification to 2001 restructuring plan	—	—	1.5
Asset impairment charge	5.9	16.4	58.8
Real estate lease termination costs	1.7	—	—

Total	$32.9	$16.4	$60.3

2004 Charges

Severance and Related Benefit Costs

On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative costs, we would commence an involuntary workforce reduction of approximately 500 positions, which included reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast. We recorded pre-tax severance and related benefit costs of $17.4 million, $5.2 million and $2.7 million in the second, third and fourth quarters of 2004, respectively, associated with the workforce reduction. As of December 31, 2004, 456 positions had been eliminated and $15.7 million of the severance and benefit related costs had been paid out. We currently anticipate that we will record additional severance and benefit related costs of $3 million and that an additional $12.6 million will be paid out during the year ending December 31, 2005. We plan to use cash flows from operations to fund these payments. Elimination of the remaining identified 44 positions covered by the involuntary workforce reduction is anticipated to be completed during the year ending December 31, 2005.

Severance and related benefit costs expected to be incurred in connection with the May 2004 Plan as of December 31, 2004 are as follows (amounts in millions):

	Health Plan Services	Government Contracts	Total Reportable Segments	Corporate and Other	Total
Total amount expected to be incurred	$18.6	$0.2	$18.8	$9.5	$28.3

Cumulative amount incurred as of December 31, 2004	$17.6	$0.2	$17.8	$7.5	$25.3

A reconciliation of our liability balances for severance and related benefit costs incurred in connection with the May 2004 Plan is as follows (amounts in millions):

	Health Plan Services	Government Contracts	Total Reportable Segments	Corporate and Other	Total
Balance as of January 1, 2004	$—	$—	$—	$—	$—
Amount incurred during the year ended December 31, 2004	17.6	0.2	17.8	7.5	25.3
Cash payments made during the year ended December 31, 2004	(10.0)	(0.2)	(10.2)	(5.5)	(15.7)

Balance as of December 31, 2004	$7.6	$—	$7.6	$2.0	$9.6

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Impairment Charge

During the fourth quarter ended December 31, 2004, we recognized a pre-tax $3.0 million impairment on internally developed software and purchased computer hardware that were rendered obsolete as a result of changes to our operations and systems consolidation process. We also recognized a pre-tax $2.9 million impairment on investments in other companies in the fourth quarter of 2004.

Real Estate Lease Termination Costs

We recognized a pre-tax $1.7 million in lease termination expenses associated with the exit of certain properties as part of the TRICARE contract transition during the fourth quarter ended December 31, 2004.

2003 Charges

During 2002, we recorded a pre-tax $2.4 million estimated loss on assets held for sale related to a corporate facility building in Trumbull, Connecticut consisting entirely of non-cash write-downs of a building and building improvements. On January 26, 2004, we sold these assets for $6.9 million in cash and recognized a pre-tax loss of $0.7 million as an asset impairment charge in our consolidated statement of operations for the year ended December 31, 2003.

During 2003, we also recognized a pre-tax $1.9 million impairment on a corporate facility building in Carmichael, California consisting entirely of non-cash write-downs of building and building improvements. The carrying value of this facility was $1.1 million as of December 31, 2003. On April 12, 2004, we sold these assets for $1.3 million in cash and recognized a pre-tax gain of $0.2 million in our consolidated statement of operations for the year ended December 31, 2004.

During 2000, we secured an exclusive e-business connectivity services contract from the Connecticut State Medical Society IPA, Inc. (CSMS-IPA) for $15.0 million that we expected to recover through future connectivity service capabilities. CSMS-IPA is an association of medical doctors providing health care primarily in Connecticut. The amounts paid to CSMS-IPA for this agreement are included in other noncurrent assets and we had periodically assessed the recoverability of such assets. During 2002, we entered into various agreements with external third parties in connection with this service capability. We entered into marketing and stock issuance agreement with NaviMedix, Inc. (NaviMedix), a provider of online solutions connecting health plans, physicians and hospitals. In exchange for providing general assistance and advice to NaviMedix, we received 800,000 shares of NaviMedix common stock and the right to receive an additional 100,000 earnout shares for each $1 million in certain NaviMedix gross revenues generated during an annualized six-month measurement period. In March 2002, we entered into an assignment, assumption and bonus option agreement with CSMS-IPA pursuant to which CSMS-IPA received 32,000 shares or 4% of the NaviMedix shares that we received and the right to receive 4% of any of the earnout shares we may realize. Under the agreement, CSMS-IPA is also entitled to receive up to an additional 8.2% of the earnout shares from us depending on the proportion of NaviMedix gross revenue that is generated in Connecticut. In March 2002, we entered into a cooperation agreement with CSMS-IPA pursuant to which we jointly designate and agree to evaluate connectivity vendors for CSMS-IPA members. NaviMedix provides connectivity services to our subsidiary, Health Net of the Northeast, Inc. under a service contract which expires on June 1, 2005.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 Charges

As part of our ongoing G&A expense reduction efforts, we implemented an enterprise-wide staff reduction in 2001. This formal plan was completed as of September 30, 2002 and we recorded a modification of $1.5 million to reflect an increase in the severance and related benefits in connection with this plan.

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

During the third quarter ended September 30, 2002, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), we evaluated the carrying value of our investments available for sale in CareScience, Inc. The common stock of CareScience, Inc. had been consistently trading below $1.00 per share since early September 2002 and was at risk of being delisted. As a result, we determined that the decline in the fair value of CareScience’s common stock was other than temporary. The fair value of these investments was determined based on quotations available on a securities exchange registered with the SEC as of September 30, 2002. Accordingly, we recognized a pre-tax $3.6 million write-down in the carrying value of these investments which was classified as asset impairments and restructuring charges during the third quarter ended September 30, 2002. Subsequent to the write-down, our new cost basis in our investment in CareScience, Inc. was $2.6 million as of September 30, 2002. Our remaining holdings in CareScience, Inc. had been included in investments-available for sale on the accompanying consolidated balance sheets and were subsequently sold.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate performance and allocate resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies, except that intersegment transactions are not eliminated.

Presented below are segment data for the three years ended December 31 (amounts in thousands).

2004

	Health Plan Services	Government Contracts	Corporate And Other (1)	Total
Revenues from external sources	$9,560,244	$2,021,871	$—	$11,582,115
Intersegment revenues	37,509	—	(37,509)	—
Net investment income	60,108	102	(2,063)	58,147
Other income	3,025	—	3,106	6,131
Interest expense	1,215	—	31,918	33,133
Depreciation and amortization	21,127	601	22,560	44,288
Severance, asset impairments and restructuring costs	19,243	1,927	11,723	32,893
Gain on sale of businesses	—	—	(1,170)	(1,170)
Segment profit	173,357	87,610	7,003	267,970
Segment assets	3,016,740	605,389	31,065	3,653,194

2003

	Health Plan Services	Government Contracts	Corporate And Other (1)	Total
Revenues from external sources	$9,093,219	$1,865,773	$—	$10,958,992
Intersegment revenues	42,087	—	(42,087)	—
Net investment income	66,338	116	(7,122)	59,332
Other income	922	32	45,424	46,378
Interest expense	3,097	—	36,038	39,135
Depreciation and amortization	35,768	444	22,465	58,677
Asset impairments and restructuring charges	2,609	—	13,800	16,409
Gain on sale of businesses	—	—	(18,901)	(18,901)
Segment profit (loss)	475,503	75,285	(36,309)	514,479
Segment assets	3,080,421	480,968	(12,113)	3,549,276

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002

	Health Plan Services	Government Contracts	Corporate And Other (1)	Total
Revenues from external sources	$8,581,658	$1,498,689	$—	$10,080,347
Intersegment revenues	46,657	—	(46,657)	—
Net investment income	75,976	33	(10,799)	65,210
Other income	1,814	6	47,381	49,201
Interest expense	5,687	5	34,534	40,226
Depreciation and amortization	48,012	1,299	19,581	68,892
Asset impairments and restructuring charges	27,837	(1,676)	34,176	60,337
Loss on sale of businesses and properties	—	—	5,000	5,000
Segment profit (loss)	392,790	44,506	(20,064)	417,232
Segment assets	3,049,700	396,759	14,292	3,460,751

(1)	Includes intersegment eliminations and results from our corporate entities and employer services group division.

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income from continuing operations before income taxes and cumulative effect of a change in accounting principle for the years ended December 31, 2004, 2003 and 2002 is as follows (amounts in thousands):

	2004	2003	2002
Total reportable segment profit	$260,967	$550,788	$437,296
Provider settlements and related legal costs recorded in the fourth quarter of 2004	(168,831)	—	—
Income (loss) from corporate and other entities	7,003	(36,309)	(20,064)
Severance, asset impairments and restructuring costs	(32,893)	(16,409)	(60,337)
Net gain (loss) on sale of businesses and properties and assets held for sale	1,170	18,901	(5,000)

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle as reported	$67,416	$516,971	$351,895

Loss from other corporate entities and employer services group subsidiary, which are not part of our Health Plan Services and Government Contracts reportable segments, are excluded from our measurement of segment performance. Other corporate entities include our facilities, warehouse, reinsurance and surgery center subsidiaries. Provider settlements and related legal costs recorded in the fourth quarter of 2004 are excluded from our Health Plan Services reportable segment profit. Severance, asset impairments, restructuring costs and net loss on assets held for sale and sale of businesses and properties are excluded from our measurement of segment performance since they are not managed within either of our reportable segments.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Health Care Services and Government Contract Expenses

Reserves for claims and other settlements and health care and other costs payable under government contracts include reserve for claims which consist of incurred but not reported claims (IBNR), received but unprocessed claims, claims in course of settlement and other liabilities. The table below provides a reconciliation of changes in reserve for claims for the years ended December 31, 2004, 2003 and 2002.

	Health Plan Services Year Ended December 31,
	2004	2003	2002
	(amounts in thousands)
Reserve for claims (a), beginning of period	$777,059	$787,317	$822,203
Divested health plans (b)	—	(5,119)	—
Incurred claims related to:
Current year	5,048,289	4,487,698	3,988,896
Prior years (e)	8,769	(33,812)	(34,742)

Total incurred (c)	5,057,058	4,453,886	3,954,154

Paid claims related to:
Current year	4,286,929	3,738,599	3,228,952
Prior years	752,574	720,426	760,088

Total paid (c)	5,039,503	4,459,025	3,989,040

Reserve for claims (a), end of period	794,614	777,059	787,317
Add:
Claims payable	146,464	167,361	144,116
Reserve for provider settlements (d)	141,867	—	—
Other (f)	86,352	80,130	93,836

Reserves for claims and other settlements, end of period	$1,169,297	$1,024,550	$1,025,269

(a)	Consists of incurred but not reported claims and received but unprocessed claims and reserves for loss adjustment expenses.
(b)	Adjustment for 2003 consists primarily of reductions in reserves for claims resulting from the sales of our dental and vision plans.
(c)	Includes medical claims only. Capitation, pharmacy and other payments including provider settlements are not included.
(d)	Related to provider settlements associated with claims processing and payment issues resolved during the fourth quarter of 2004.
(e)	For incurred claims related to prior years, a negative amount would mean that our actual health care service claims related to prior years were less than the estimates previously made by us.
(f)	Includes accrued capitation, shared risk settlements, provider incentives and other reserve items.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Government Contracts Year Ended December 31,
	2004	2003	2002
	(amounts in thousands)
Reserve for claims (a), beginning of period	$215,962	$193,038	$224,011
Incurred claims related to:
Current year	1,014,563	1,468,722	1,155,026
Prior years (b)	19,155	35,351	24,570

Total incurred	1,033,718	1,504,073	1,179,596

Paid claims related to:
Current year	981,471	1,294,327	1,031,533
Prior years	203,988	186,822	179,036

Total paid	1,185,459	1,481,149	1,210,569

Reserve for claims (a), end of period	64,221	215,962	193,038
Add: Other costs payable under government contracts	54,998	40,047	26,416

Health care and other costs payable under government contract	$119,219	$256,009	$219,454

(a)	Consists of incurred but not reported claims and reported but unprocessed claims.
(b)	For incurred claims related to prior years, the pre-tax income impact is 30% of the amounts shown, due to the risk sharing features of the contracts. Additionally, health care change orders and/or bid price adjustments to revenue of $65.6 million in 2004, $12.5 million in 2003, and $30.1 million in 2002 had favorable impacts to pre-tax income, before risk sharing.

The following table shows the Company’s health plan services for capitated and non-capitated expenses for the years ended December 31 (amounts in thousands):

	Health Plan Services
	2004	2003	2002
Total incurred claims	$5,057,058	$4,453,886	$3,954,154
Capitated expenses and shared risk	2,429,461	2,403,971	2,575,125
Pharmacy and other	927,119	658,981	632,241

Health plan services	$8,413,638	$7,516,838	$7,161,520

For the years ended December 31, 2004, 2003 and 2002, the Company’s capitated, shared risk, pharmacy and other expenses represented 40%, 41% and 45%, respectively, of the Company’s total health plan services.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the Company’s government contracts total incurred claims and administrative and other costs for the years ended December 31, (amounts in thousands):

	Government Contracts
	2004	2003	2002
Total incurred claims	$1,033,718	$1,504,073	$1,179,596
Costs incurred related to our TRICARE contract for the North Region	589,162	—	—
Administrative and other costs	304,718	285,450	273,372

Government contracts costs	$1,927,598	$1,789,523	$1,452,968

For the years ended December 31, 2004, 2003 and 2002, the Company’s administrative and other costs represented 16%, 16% and 19%, respectively, of the Company’s total government contracts costs.

Note 17—Quarterly Information (Unaudited)

The following interim financial information presents the 2004 and 2003 results of operations on a quarterly basis (amounts in thousands, except per share data).

2004

	March 31	June 30	September 30	December 31
Total revenues	$2,924,752	$2,918,815	$2,935,233	$2,867,593
Income (loss) from continuing operations before income taxes	24,546	67,638	118,246	(143,014)
Net income (loss)	15,012	41,366	71,855	(85,629)

BASIC EARNINGS (LOSS) PER SHARE (1)
Net income (loss)	$0.13	$0.37	$0.64	$(0.77)

DILUTED EARNINGS (LOSS) PER SHARE (1)
Net income (loss)	$0.13	$0.36	$0.64	$(0.77)

(1)	The sum of the quarterly earnings per share may not equal the year-to-date earnings per share due to rounding.

2003

	March 31	June 30	September 30	December 31
Total revenues	$2,715,685	$2,752,662	$2,816,723	$2,779,632
Income from continuing operations before income taxes and loss on settlement from disposition	116,348	118,514	138,742	143,367
Net income (loss)	72,135	74,784	(2,238)	89,349

BASIC EARNINGS (LOSS) PER SHARE
Net income (loss)	$0.61	$0.64	$(0.02)	$0.79

DILUTED EARNINGS (LOSS) PER SHARE
Net income (loss)	$0.60	$0.63	$(0.02)	$0.77

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Subsequent Events

Effective February 28, 2005, we completed the sale of Gem Holding Corporation and its subsidiary, Gem Insurance Company (collectively Gem), to SafeGuard Health Enterprises, Inc. We received a promissory note of approximately $3.1 million which was repaid in cash on March 1, 2005.

Gem had been dormant and had negligible revenues and expenses for the years ended December 31, 2004, 2003 and 2002. As of December 31, 2004, Gem had a combined total net equity of approximately $3.0 million.

On March 4, 2005, the Board of Directors approved the termination of our Employee Stock Purchase Plan effective June 1, 2005. We do not expect this termination to have a significant impact to our consolidated results of operations or financial condition.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$97,803	$364,616
Investments—available for sale	31	2,245
Other assets	26,347	18,377
Deferred Taxes	25,314	—
Notes receivable due from subsidiaries	5,257	5,554
Due from subsidiaries	1,386	87,407

Total current assets	156,138	478,199
Property and equipment, net	88,386	73,747
Goodwill, net	394,784	394,784
Other intangible assets, net	7,914	9,265
Investment in subsidiaries	1,665,963	1,744,222
Other deferred taxes	2,676	32,832
Notes receivable due from subsidiaries	2,435	2,435
Other assets	102,340	58,073

Total Assets	$2,420,636	$2,793,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to subsidiaries	$120,989	$155,165
Intercompany notes payable	—	1,556
Deferred taxes	—	7,507
Other liabilities	106,456	143,379

Total current liabilities	227,445	307,607
Intercompany notes payable—long term	453,075	722,921
Senior notes payable	397,760	398,963
Other liabilities	69,476	69,841

Total Liabilities	1,147,756	1,499,332

Commitments and contingencies
Stockholders’ Equity:
Common stock and additional paid-in capital	811,426	789,392
Restricted common stock	7,188	5,885
Unearned compensation	(4,110)	(3,995)
Retained earnings	1,094,380	1,051,776
Common stock held in treasury, at cost	(632,926)	(549,102)
Accumulated other comprehensive (loss) gain	(3,078)	269

Total Stockholders’ Equity	1,272,880	1,294,225

Total Liabilities and Stockholders’ Equity	$2,420,636	$2,793,557

See accompanying note to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002
REVENUES:
Net investment income	$4,999	$5,954	$5,374
Other income	2,895	566	1,984
Administrative service agreements	351,480	311,414	252,373

Total revenues	359,374	317,934	259,731

EXPENSES:
General and administrative	305,663	303,511	234,191
Amortization and depreciation	21,635	19,707	15,727
Interest	37,777	46,213	47,954
Gain on sale of businesses	(1,170)	(20,972)	—
Severance, asset impairments and restructuring costs	11,722	13,800	36,736

Total expenses	375,627	362,259	334,608

Loss from continuing operations before income taxes and equity in net income of subsidiaries	(16,253)	(44,325)	(74,877)
Income tax benefit	5,981	16,622	25,336
Equity in net income of subsidiaries	52,876	350,783	275,121

Income from continuing operations	42,604	323,080	225,580
Discontinued operations: Loss on settlement of disposition, net of tax benefit of $47,950	—	(89,050)	—

Net income	$42,604	$234,030	$225,580

See accompanying note to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$23,324	$(22,028)	$84,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	2,585	5,704	—
Maturities of investments	—	1,010	—
Purchases of investments	—	(1,919)	—
Purchases of property and equipment	(37,520)	(44,968)	(24,908)
Cash received from the sale of businesses	11,112	94,309	—
Purchase of restricted investments and other	(47,077)	1,702	3,846

Net cash (used in) provided by investing activities	(70,900)	55,838	(21,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in checks outstanding, net of deposits	15,696	—	(5,707)
Net (repayments) borrowings from subsidiaries	(271,105)	115,781	201,144
Proceeds from exercise of stock options and employee stock purchases	19,091	42,330	49,524
Proceeds from issuance of notes and other financing arrangements	—	5,680	50,000
Repayment of debt	—	(5,864)	(245,410)
Repurchase of common stock	(88,706)	(288,318)	(159,676)
Dividends received from subsidiaries	137,787	277,660	168,000
Capital contributions to subsidiaries	(32,000)	(21,000)	(18,640)

Net cash (used in) provided by financing activities	(219,237)	126,269	39,235

Net (decrease) increase in cash and cash equivalents	(266,813)	160,079	102,987
Cash and cash equivalents, beginning of period	364,616	204,537	101,550

Cash and cash equivalents, end of period	$97,803	$364,616	$204,537

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

SUPPLEMENTAL SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HEALTH NET, INC.

(Amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Credited to Other Accounts (1)	Deductions (2)	Balance at End of Period
2004:
Allowance for doubtful accounts:
Premiums receivable	$10,523	$7,367	$(8,874)	$—	$9,016

2003:
Allowance for doubtful accounts:
Premiums receivable	$13,964	$3,161	$(6,495)	$(107)	$10,523

2002:
Allowance for doubtful accounts:
Premiums receivable	$14,595	$5,475	$(6,106)	—	$13,964

(1)	Credited to premiums receivable on the Consolidated Balance Sheets.
(2)	Reflects the sales of our subsidiaries.