Form 10-Q
period 2005-03-31
HEALTH NET INC
filed 2005-05-10
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

or

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

The number of shares outstanding of the registrant’s Common Stock as of May 6, 2005 was 112,486,549 (excluding 23,173,029 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH NET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$765,842	$722,102
Investments—available for sale	1,129,760	1,060,000
Premiums receivable, net	124,041	118,521
Amounts receivable under government contracts	134,447	129,483
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	216,740	173,951
Other receivables	82,401	92,435
Deferred taxes	106,150	98,659
Other assets	112,044	97,163

Total current assets	2,671,425	2,492,314
Property and equipment, net	183,176	184,643
Goodwill, net	723,595	723,595
Other intangible assets, net	20,993	21,855
Deferred taxes	24,917	23,737
Other noncurrent assets	163,732	207,050

Total Assets	$3,787,838	$3,653,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,155,291	$1,169,297
Health care and other costs payable under government contracts	128,570	119,219
IBNR health care costs payable under TRICARE North contract	216,740	173,951
Unearned premiums	115,859	139,766
Accounts payable and other liabilities	348,068	258,923

Total current liabilities	1,964,528	1,861,156
Senior notes payable	388,981	397,760
Other noncurrent liabilities	126,471	121,398

Total Liabilities	2,479,980	2,380,314

Commitments and contingencies
Stockholders’ Equity:
Common stock and additional paid-in capital	834,412	811,426
Restricted common stock	7,859	7,188
Unearned compensation	(4,095)	(4,110)
Treasury common stock, at cost	(632,926)	(632,926)
Retained earnings	1,115,728	1,094,380
Accumulated other comprehensive loss	(13,120)	(3,078)

Total Stockholders’ Equity	1,307,858	1,272,880

Total Liabilities and Stockholders’ Equity	$3,787,838	$3,653,194

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES
Health plan services premiums	$2,397,689	$2,404,355
Government contracts	496,710	503,948
Net investment income	15,763	15,201
Other income	1,583	1,248

Total revenues	2,911,745	2,924,752

EXPENSES
Health plan services	2,036,873	2,107,087
Government contracts	479,974	480,905
General and administrative	215,227	231,485
Selling	57,273	63,577
Depreciation	11,556	9,983
Amortization	861	606
Interest	10,609	8,438
Litigation settlement and severance and related benefit costs	67,042	—
Gain on sale of businesses	—	(1,875)

Total expenses	2,879,415	2,900,206

Income from operations before income taxes	32,330	24,546
Income tax provision	10,982	9,534

Net income	$21,348	$15,012

Earnings per share:
Basic	$0.19	$0.13
Diluted	$0.19	$0.13
Weighted average shares outstanding:
Basic	111,544	112,600
Diluted	113,235	114,342

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,348	$15,012
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	12,417	10,589
Gain on sale of businesses	—	(1,875)
Other changes	3,189	(898)
Changes in assets and liabilities, net of effects of dispositions:
Premiums receivable and unearned premiums	(29,427)	(130,211)
Other receivables, deferred taxes and other assets	(6,685)	4,718
Amounts receivable/payable under government contracts	4,387	(52,787)
Reserves for claims and other settlements	(14,006)	42,962
Accounts payable and other liabilities	103,928	(42,085)

Net cash provided by (used in) operating activities	95,151	(154,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	23,090	125,015
Maturities of investments	13,777	112,345
Purchases of investments	(125,650)	(186,289)
Purchases of property and equipment	(10,392)	(5,853)
Cash received from the sale of businesses	1,949	11,026
Sales and purchases of restricted investments and other	29,246	(49,279)

Net cash (used in) provided by investing activities	(67,980)	6,965

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	16,569	4,785
Repurchases of common stock	—	(33,264)

Net cash provided by (used in) financing activities	16,569	(28,479)

Net increase (decrease) in cash and cash equivalents	43,740	(176,089)
Cash and cash equivalents, beginning of year	722,102	860,871

Cash and cash equivalents, end of period	$765,842	$684,782

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock	$706	$142
Securities reinvested from restricted available for sale investments to restricted cash	—	18,051
Securities reinvested from restricted cash to restricted available for sale investments	—	17,523

See accompanying notes to condensed consolidated financial statements.

HEALTH NET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Health Net, Inc. (referred to herein as the Company, we, us or our) prepared the accompanying unaudited condensed consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Our comprehensive income is as follows (amounts in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$21,348	$15,012
Other comprehensive loss, net of tax:
Net change in unrealized (depreciation) appreciation on investments available for sale	(10,042)	5,298

Comprehensive income	$11,306	$20,310

Earnings Per Share

Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (stock options and restricted common stock) outstanding during the periods presented.

Common stock equivalents arising from dilutive stock options and restricted common stock are computed using the treasury stock method. There were 1,691,000 and 1,743,000 shares of dilutive common stock equivalents for the three months ended March 31, 2005 and 2004, respectively, which included 124,000 and 84,000 shares of dilutive restricted common stock, respectively.

Options to purchase an aggregate of 1,547,000 and 1,698,000 shares of common stock were considered anti-dilutive during the three months ended March 31, 2005 and 2004, respectively, and were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock for each respective period. The options expire through March 2015.

We are authorized to repurchase our common stock under our stock repurchase program authorized by our Board of Directors (see Note 7). Our stock repurchase program is currently on hold. We did not repurchase any of our common stock during the three months ended March 31, 2005. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future rating action taken by Moody’s Investor Service (Moody’s) and Standard & Poor’s Ratings Service (S&P) (see Note 8).

Share-Based Compensation

As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), we have elected to continue accounting for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25). Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our common stock over the exercise price of the option. We apply APB Opinion No. 25 and related Interpretations in accounting for our option plans. Had compensation cost for our plans been determined based on the fair value at the grant dates of options and employee purchase rights consistent with the method prescribed in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$21,348	$15,012
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	443	315
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(3,638)	(3,766)

Net income, pro forma	$18,153	$11,561

Basic earnings per share:
As reported	$0.19	$0.13
Pro forma	$0.16	$0.10
Diluted earnings per share:
As reported	$0.19	$0.13
Pro forma	$0.16	$0.10

The weighted average fair values for options granted during the three months ended March 31, 2005 and 2004 were $8.08 and $7.00, respectively. The fair values were estimated using the Black-Scholes option-pricing model.

The weighted average assumptions used in the fair value calculation for the following periods were:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	4.42%	2.55%
Expected option lives (in years)	3.6	3.6
Expected volatility for options	28.6%	28.1%
Expected dividend yield	None	None

As fair value criteria were not applied to option grants and employee purchase rights prior to 1995, and additional awards in future years are anticipated, the effects on net income and earnings per share in this pro forma disclosure may not be indicative of future amounts.

Restricted Stock

We have entered into restricted stock agreements with certain employees and have awarded shares of restricted common stock under these agreements. The shares issued pursuant to the agreements are subject to vesting and to restrictions on transfers, voting rights and certain other conditions. During the three months ended March 31, 2005 and 2004, we awarded 25,000 and 6,000 shares of restricted common stock, respectively, under these agreements. Upon issuance of the restricted shares pursuant to the agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation. This unearned compensation will be amortized over the applicable restricted periods. Compensation expense recorded for these restricted shares was $721,000 and $512,000 during the three months ended March 31, 2005 and 2004, respectively.

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

Goodwill and Other Intangible Assets

The carrying amount of goodwill by reporting unit are as follows (amounts in millions):

	Health Plans	Total
Balance as of December 31, 2004	$723.6	$723.6

Balance as of March 31, 2005	$723.6	$723.6

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
As of March 31, 2005:
Provider networks	$40.5	$(20.4)	$20.1	4-40
Employer groups	92.9	(92.0)	0.9	11-23

	$133.4	$(112.4)	$21.0

As of December 31, 2004:
Provider networks	$40.5	$(19.7)	$20.8	4-40
Employer groups	92.9	(91.8)	1.1	11-23

	$133.4	$(111.5)	$21.9

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 is as follows (amounts in millions):

2005	$3.4
2006	3.0
2007	2.6
2008	2.6
2009	1.8

Interest Rate Swap Contracts

We use interest rate swap contracts (Swap Contracts) as a part of our hedging strategy to manage certain exposures related to the effect of changes in interest rates on our 8.375% senior notes due 2011, of which $400 million in aggregate principal amount is outstanding (Senior Notes). The Swap Contracts are reflected at fair value in our condensed consolidated balance sheets and the related Senior Notes are reflected at an amount equal to the sum of their carrying value plus or minus an adjustment representing the change in fair value of the Senior Notes attributable to the interest risk being hedged. See Note 8 for additional information on our Swap Contracts and Senior Notes.

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds for restricted purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of March 31, 2005 and December 31, 2004, the restricted cash and cash equivalents balances totaled $13.8 million and $18.1 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies pursuant to state regulatory requirements were $124.0 million and $124.1 million as of March 31, 2005 and December 31, 2004, respectively, and are included in investments available for sale. In addition, in connection with the expiration of our old TRICARE contracts, we have set aside $4.7 million and $38.9 million in cash as of March 31, 2005 and December 31, 2004, respectively, as required under those TRICARE contracts to pay the run-out claims. These amounts are included in other noncurrent assets on the accompanying condensed consolidated balance sheets.

Due to the downgrade of our senior unsecured debt rating in September 2004 (see Note 8), we were required under the Swap Contracts relating to our Senior Notes to post collateral for the unrealized loss position above the minimum threshold level. As of March 31, 2005 and December 31, 2004, the posted collateral in cash was $13.0 million and $3.7 million, respectively, and was included in other noncurrent assets.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) revises SFAS No. 123 and supersedes APB Opinion No. 25. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting. The provisions of SFAS No. 123(R) are effective for financial statements with the first interim or annual reporting period beginning after June 15, 2005. However, the SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for SFAS No. 123(R). The SEC would require that registrants that are not small business issuers adopt SFAS No. 123(R)’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. As a result, we will not be required to adopt SFAS No. 123(R) until January 1, 2006. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and the pro forma impact on net income and earnings per share. Under SFAS No. 123(R) pro forma disclosure will no longer be an alternative. We expect the impact of SFAS No. 123(R) on our consolidated financial position or results of operations to approximate our currently disclosed pro forma compensation expense. We will apply SFAS No. 123(R) using the most appropriate fair value model for our company beginning with the three-month interim reporting period ending March 31, 2006.

In September 2004, the Emerging Issues Task Force (EITF) reached a consensus on the standards for aggregating operating segments that do not meet the quantitative thresholds provided within SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (EITF 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”). The EITF has delayed the effective date to coincide with an anticipated FASB Staff Position (FSP) in 2005 that will address the meaning of “similar economic characteristics.” The consensus should be applied to fiscal years ending after that effective date, and the corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. We do not anticipate a material impact on the presentation of our reportable segments.

In March 2004, the EITF reached consensus on the remaining issues for Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1) and as a result reached a final consensus on an other-than-temporary impairment model for debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115) and equity securities that are not within the scope of SFAS No. 115 and not accounted for under the equity method of accounting (i.e., cost method investments). The EITF also reached a consensus that the three-step model used to determine other-than-temporary impairments must be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,” delaying the effective date for the recognition and measurement guidance of EITF 03-1 on impairment loss that is other than temporary (i.e., steps two and three of the three-step impairment model), as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. Quantitative and qualitative disclosure requirements for investments accounted for under SFAS No. 115 remain in effect. We do not expect the full adoption of EITF 03-01 to have a material impact on our consolidated financial position or results of operations.

3. GOVERNMENT CONTRACTS

Our wholly-owned subsidiary Health Net Federal Services, Inc. (HNFS) administers a large managed care federal contract with the U.S. Department of Defense under the TRICARE program in the North Region. The TRICARE contract for the North Region covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers small portions of Tennessee, Missouri and Iowa.

The TRICARE contract for the North Region is made up of two major revenue components, health care and administrative services. Health care services revenue includes health care costs, including paid claims and estimated incurred but not reported (IBNR) expenses, for care provided for which we are at risk and underwriting fees earned for providing the health care and assuming underwriting risk in the delivery of care. Administrative services revenue encompasses all other services provided to both the government customer and to beneficiaries, including services such as medical management, claims processing, enrollment, customer services and other services unique to the managed care support contracts with the government. Revenues associated with the transition from our old TRICARE contracts to the TRICARE contract for the North Region are recognized over the entire term of the TRICARE contract for the North Region.

Under the TRICARE contract for the North Region, we record amounts receivable and payable for estimated health care IBNR expenses and report such amounts separately on the accompanying condensed consolidated balance sheets. These amounts are the same since all of the estimated health care IBNR expenses incurred are offset by an equal amount of revenues earned.

Health care costs and associated revenues are recognized as the costs are incurred and the associated revenue is earned. Revenue related to administrative services is recognized as the services are provided and earned.

Other government contracts revenues are recognized in the month in which the eligible beneficiaries are entitled to health care services or in the month in which the administrative services are performed or the period that coverage for services is provided. Revenue under our old TRICARE contracts is subject to price adjustments attributable to inflation and other factors. The effects of these adjustments are recognized on a monthly basis, although the final determination of these amounts could extend significantly beyond the period during which the services were provided.

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

4. SEGMENT INFORMATION

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

We evaluate performance and allocate resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, except that intersegment transactions are not eliminated.

Our segment information is as follows (amounts in millions):

	Health Plan Services	Government Contracts	Total
Three Months Ended March 31, 2005
Revenues from external sources	$2,397.7	$496.7	$2,894.4
Intersegment revenues	9.3	—	9.3
Segment profit	94.3	16.6	110.9

Three Months Ended March 31, 2004
Revenues from external sources	$2,404.4	$503.9	$2,908.3
Intersegment revenues	10.1	—	10.1
Segment profit	4.0	21.9	25.9

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income from operations before income taxes is as follows (amounts in millions):

	Three Months Ended March 31,
	2005	2004
Total reportable segment profit	$110.9	$25.9
Loss from corporate and other entities	(11.6)	(3.3)
Litigation settlement and severance and related benefit costs	(67.0)	—
Gain on sale of businesses	—	1.9

Income from operations before income taxes as reported	$32.3	$24.5

Loss from other corporate entities, which are not part of our Health Plan Services and Government Contracts reportable segments, are excluded from our measurement of segment performance. Other corporate entities include our facilities, warehouse, reinsurance and surgery center subsidiaries. Litigation settlement, severance and related benefits and gain on sale of businesses are excluded from our measurement of segment performance since they are not managed within either of our reportable segments.

5. SEVERANCE AND RELATED BENEFIT COSTS

On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative costs, we would commence an involuntary workforce reduction of approximately 500 positions, which included reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast. We recorded pretax severance and related benefit costs of $1.4 million during the three months ended March 31, 2005 associated with the workforce reduction, and we currently anticipate that we will record severance and benefit related costs of $1.7 million during the remainder of 2005. As of March 31, 2005, 488 positions had been eliminated and $18.2 million of the severance and benefit related costs had been paid out, and we currently anticipate that $10.2 million will be paid out during the remainder of 2005. We plan to use cash flows from operations to fund these payments. Elimination of the remaining identified 12 positions covered by the involuntary workforce reduction is anticipated to be completed during 2005.

Severance and related benefit costs expected to be incurred in connection with the involuntary workforce reduction as of March 31, 2005 are as follows (amounts in millions):

	Reportable Segments		Total Reportable Segments	Corporate and Other	Total
	Health Plan Services	Government Contracts
Total amount expected to be incurred	$18.3	$0.3	$18.6	$9.8	$28.4

Cumulative amount incurred as of December 31, 2004	$17.6	$0.2	$17.8	$7.5	$25.3
Amount incurred during the three months ended March 31, 2005	—	—	—	1.4	1.4

Cumulative amount incurred as of March 31, 2005	$17.6	$0.2	$17.8	$8.9	$26.7

A reconciliation of our liability balances for severance and related benefit costs incurred in connection with the involuntary workforce reduction is as follows (amounts in millions):

	Reportable Segments		Total Reportable Segments	Corporate and Other	Total
	Health Plan Services	Government Contracts
Balance as of January 1, 2004	$—	$—	$—	$—	$—
Amount incurred during the year ended December 31, 2004	17.6	0.2	17.8	7.5	25.3
Cash payments made during the year ended December 31, 2004	(10.0)	(0.2)	(10.2)	(5.5)	(15.7)

Balance as of December 31, 2004	7.6	—	7.6	2.0	9.6
Amount incurred during the three months ended March 31, 2005	—	—	—	1.4	1.4
Cash payments made during the three months ended March 31, 2005	(1.9)	—	(1.9)	(0.6)	(2.5)

Balance as of March 31, 2005	$5.7	$—	$5.7	$2.8	$8.5

6. TRANSACTIONS AND DIVESTITURES

Sale of Gem Holding Corporation and Gem Insurance Company

Effective February 28, 2005, we completed the sale of our wholly-owned subsidiaries Gem Holding Corporation and Gem Insurance Company (the Gem Companies), to SafeGuard Health Enterprises, Inc. (the Gem Sale). In connection with the Gem Sale, we received a promissory note of approximately $3.1 million, which was paid in full in cash on March 1, 2005. We did not recognize any pretax gain or loss but did recognize a $2.2 million income tax benefit related to the Gem Sale.

The Gem Companies were historically reported as part of our Health Plan Services reportable segment. The Gem Companies had been inactive subsidiaries and their revenues and expenses were negligible for the three months ended March 31, 2005 and 2004.

American VitalCare and Managed Alternative Care Subsidiaries

On March 1, 2004, we completed the sale of our wholly-owned subsidiaries, American VitalCare, Inc. and Managed Alternative Care, Inc., to a subsidiary of Rehabcare Group, Inc. We received a cash payment of approximately $11 million. These subsidiaries were reported as part of our Government Contracts reportable segment. We recorded a pretax gain of $1.9 million related to the sale of these subsidiaries during the three months ended March 31, 2004.

These subsidiaries had $2.3 million of total revenues for the three months ended March 31, 2004 and $0.2 million of income before income taxes for the three months ended March 31, 2004. As of the date of sale, these subsidiaries had a combined total of approximately $2.3 million in net equity which we fully recovered through the sales proceeds.

7. STOCK REPURCHASE PROGRAM

Our Board of Directors has authorized us to repurchase up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under a stock repurchase program. After giving effect to realized exercise proceeds and tax benefits from the exercise of employee stock options, our total authority under our stock repurchase program is estimated at $615 million. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of March 31, 2005, we had repurchased an aggregate of 19,978,655 shares of our common stock under our stock repurchase program at an average price of $26.86 for aggregate consideration of approximately $536.6 million after taking into account exercise proceeds and tax benefits from the exercise of employee stock options. The remaining authorization under our stock repurchase program as of March 31, 2005 was $79 million.

We did not repurchase any shares of common stock during the three months ended March 31, 2005. As a result of the ratings action taken by Moody’s in September 2004 and S&P in November 2004 with respect to our senior unsecured debt rating, we ceased repurchasing shares of common stock under our stock repurchase program. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future ratings action taken by Moody’s or S&P (see Note 8).

8. FINANCING ARRANGEMENTS

Senior Notes Payable

We have $400 million in aggregate principal amount of Senior Notes outstanding. The interest rate payable on our Senior Notes depends on whether the Moody’s or S&P credit rating applicable to the Senior Notes is below investment grade (as defined in the indenture governing the Senior Notes). On September 8, 2004,

Moody’s announced that it had downgraded our senior unsecured debt rating from Baa3 to Ba1. As a result of the Moody’s downgrade, effective September 8, 2004, the interest rate on the Senior Notes increased from the original rate of 8.375% per annum to an adjusted rate of 9.875% per annum, resulting in an increase in our interest expense of approximately $6 million on an annual basis. On November 2, 2004, S&P announced that it had downgraded our senior unsecured debt rating from BBB- to BB+ and on March 1, 2005 S&P further downgraded our senior unsecured debt rating from BB+ to BB. The adjusted interest rate of 9.875% per annum will remain in effect for so long as the Moody’s rating on our senior unsecured debt remains below Baa3 (or the equivalent) or the S&P rating on our senior unsecured debt remains below BBB- (or the equivalent). During any period in which the Moody’s rating on our senior unsecured debt is Baa3 (or the equivalent) or higher and the S&P rating on our senior unsecured debt is BBB- (or the equivalent) or higher, the interest rate payable on the Senior Notes will be equal to the original rate of 8.375% per annum. The Senior Notes are redeemable, at our option, at a price equal to the greater of:

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

Senior Credit Facility

On June 30, 2004, we entered into a $700 million five-year revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and the other lenders party thereto.

Borrowings under our senior credit facility may be used for general corporate purposes, including acquisitions, and to service our working capital needs. We must repay all borrowings, if any, under the senior credit facility by June 30, 2009, unless the maturity date under the senior credit facility is extended. Interest on any amount outstanding under the senior credit facility is payable monthly at a rate per annum of (a) London Interbank Offered Rate (LIBOR) plus a margin ranging from 50 to 112.5 basis points or (b) the higher of (1) the Bank of America prime rate and (2) the federal funds rate plus 0.5%, plus a margin of up to 12.5 basis points. We have also incurred and will continue to incur customary fees in connection with the senior credit facility. As of March 31, 2005, no amounts were outstanding under our senior credit facility. Our senior credit facility requires us to comply with certain covenants that impose restrictions on our operations, including the maintenance of a maximum leverage ratio, a minimum consolidated fixed charge coverage ratio and minimum net worth and a limitation on dividends and distributions. We are currently in compliance with all covenants related to our senior credit facility.

Due to the Moody’s and S&P downgrades of our senior unsecured debt rating, we are currently prohibited under the terms of the senior credit facility from making dividends, distributions or redemptions in respect of our capital stock in excess of $75 million in any consecutive four-quarter period, are subject to a minimum borrower cash flow fixed charge coverage ratio rather than the consolidated fixed charge coverage ratio, are subject to additional reporting requirements to the lenders, and are subject to increased interest and fees applicable to any outstanding borrowings and any letters of credit secured under the senior credit facility. The minimum borrower cash flow fixed charge coverage ratio calculates the fixed charge on a parent-company-only basis. In the event either Moody’s or S&P upgrades our senior unsecured debt rating to at least Baa3 or BBB-, respectively, our coverage ratio will revert to the consolidated fixed charge coverage ratio.

On March 1, 2005, we entered into an amendment to our senior credit facility. The amendment, among other things, amends the definition of Consolidated EBITDA to exclude up to $375 million relating to cash and non-cash, non-recurring charges in connection with litigation and provider settlement payments, any increase in medical claims reserves and any premiums relating to the repayment or refinancing of our Senior Notes to the extent such charges cause a corresponding reduction in Consolidated Net Worth (as defined in the senior credit facility). Such exclusion from the calculation of the Consolidated EBITDA is applicable to the five fiscal quarters commencing with the fiscal quarter ended December 31, 2004 and ending with the fiscal quarter ended December 31, 2005.

Letters of Credit

We can obtain letters of credit in an aggregate amount of $200 million, which reduces the maximum amount available for borrowing under our senior credit facility. As of March 31, 2005, we have secured letters of credit totaling $18.1 million to guarantee workers’ compensation claim payments to certain external third-party insurance companies in the event that we do not pay our portion of the workers’ compensation claims. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the senior credit facility was $681.9 million as of March 31, 2005. No amounts had been drawn on any of these letters of credit as of March 31, 2005.

Interest Rate Swap Contracts

On February 20, 2004, we entered into four Swap Contracts with four different major financial institutions as a part of our hedging strategy to manage certain exposures related to changes in interest rates on the fair value of our outstanding Senior Notes. Under these Swap Contracts, we pay an amount equal to a specified variable rate of interest times a notional principal amount and receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount.

The Swap Contracts have an aggregate notional principal amount of $400 million and effectively convert the fixed rate on the Senior Notes to a variable rate of six-month LIBOR plus 399.625 basis points. As of March 31, 2005, the Swap Contracts reduced the effective interest rate of the Senior Notes by 98 basis points from 8.375% to 7.40%. Due to the increase of the interest rate on the Senior Notes, the expected effective variable rate on the Senior Notes was 8.9% as of March 31, 2005. As of March 31, 2005, the Swap Contracts were reflected at negative fair value of $10.2 million in our consolidated balance sheet and the related Senior Notes were reflected at an amount equal to the sum of their carrying value less $10.2 million. The downgrades by Moody’s and S&P of our senior unsecured debt rating had no impact on our accounting for the Swap Contracts.

9. LEGAL PROCEEDINGS

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

On August 5, 2004, the District Court granted plaintiffs’ motion for class certification and issued an Order certifying a nationwide class of Health Net subscribers who received medical services or supplies from an out-of-network provider and to whom Defendants paid less than the providers’ actual charge during the period from 1997 to 2004. On August 23, 2004, we requested permission from the Court of Appeals for the Third Circuit to appeal the District Court’s class certification Order pursuant to Rule 23(f) of the Federal Rules of Civil Procedure. On November 14, 2004, the Court of Appeals for the Third Circuit granted our motion to appeal. On March 4, 2005, the Third Circuit issued a briefing and scheduling order for our appeal. Pursuant to that order, our opening brief was filed on April 13, 2005. Meanwhile, Plaintiffs have filed a motion to further amend their complaint to add additional class representatives. Discovery concluded on March 10, 2005. A pretrial hearing is set for May 10, 2005. No trial date has been set. Plaintiffs have not specified the amount of damages being sought in this litigation, but they have indicated that they believe the amount of damages recoverable could be substantial.

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

In Re Managed Care Litigation

Various class action lawsuits against managed care companies, including us, were transferred by the Judicial Panel on Multidistrict Litigation (“JPML”) to the United States District Court for the Southern District of Florida for coordinated or consolidated pretrial proceedings in In re Managed Care Litigation, MDL 1334. This proceeding was divided into two tracks, the subscriber track, comprising actions brought on behalf of health plan members, and the provider track, comprising actions brought on behalf of health care providers. On September 19, 2003, the Court dismissed the final subscriber track action involving us, The State of Connecticut v. Physicians Health Services of Connecticut, Inc. (filed in the District of Connecticut on September 7, 2000), on grounds that the State of Connecticut lacked standing to bring the ERISA claims asserted in the complaint. That same day, the Court ordered that the subscriber track be closed “in light of the dismissal of all cases in the Subscriber Track.” The State of Connecticut appealed the dismissal order to the Eleventh Circuit Court of Appeals and on September 10, 2004, the Eleventh Circuit affirmed the District Court’s dismissal. On February 22, 2005, the Supreme Court of the United States denied plaintiffs’ Petition for Writ of Certiorari on the Eleventh Circuit’s decision to uphold the dismissal.

The provider track includes the following actions involving us: Shane v. Humana, Inc., et al. (including Health Net, Inc.) (filed in the Southern District of Florida on August 17, 2000 as an amendment to a suit filed in the Western District of Kentucky), California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. (filed in the Northern District of California in May 2000), Klay v. Prudential Ins. Co. of America, et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on February 22, 2001 as an amendment to a case filed in the Northern District of California), Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Lynch v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Sutter v. Health Net of the Northeast, Inc. (filed in New Jersey state court on April 26, 2002), Medical Society of New Jersey v. Health Net, Inc., et al., (filed in New Jersey state court on May 8, 2002), Knecht v. Cigna, et al. (including Health Net, Inc.) (filed in the District of Oregon in May 2003), Solomon v. Cigna, et. al. (including Health Net, Inc.) (filed in the Southern District of Florida on October 17, 2003), Ashton v. Health Net, Inc., et al. (filed in the Southern District of Florida on January 20, 2004), and Freiberg v. UnitedHealthcare, Inc., et al. (including Health Net, Inc.) (filed in the Southern District of Florida on February 24, 2004). These actions allege that the defendants, including us, systematically underpaid providers for medical services to members, have delayed payments to providers, imposed unfair contracting terms on providers, and negotiated capitation payments inadequate to cover the costs of the health care services provided and assert claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), ERISA, and several state common law doctrines and statutes. Shane, the lead physician provider track action, asserts claims on behalf of physicians and seeks certification of a nationwide class. The Knecht, Solomon, Ashton and Freiberg cases all are brought on behalf of health care providers other than physicians and seek certification of a nationwide class of similarly situated health care providers. Other than Shane, all provider track actions involving us have been stayed.

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

On May 3, 2005, the Company and the representatives of approximately 900,000 physicians and state and other medical societies announced that they have signed an agreement (the “Physician Settlement Agreement”) settling Shane, the lead physician provider track action. The Physician Settlement Agreement requires the Company to pay $40 million to general settlement funds and an expected award of up to $20 million for plaintiffs’ legal fees. During the three months ended March 31, 2005, we recorded a pretax charge of approximately $66 million in connection with the Physician Settlement Agreement, legal expenses and other expenses related to the MDL 1334 litigation.

The Physician Settlement Agreement also includes a commitment that we institute a number of business practice changes. Among the business practice changes we have agreed to implement are: enhanced disclosure of certain claims payment practices; conforming claims-editing software to certain editing and payment rules and standards; payment of electronically submitted claims in 15 days (30 days for paper claims); use of a uniform definition of “medical necessity” that includes reference to generally accepted standards of medical practice and credible scientific evidence published in peer-reviewed medical literature; establish a billing dispute external review board to afford prompt, independent resolution of billing disputes; provide 90-day notice of changes in practices and policies and implement various changes to standard form contracts; establish an independent physician advisory committee; and, where physicians are paid on a capitation basis, provide projected cost and utilization information, provide periodic reporting and not delay assignment to the capitated physician.

On May 6, 2005, the District Court issued an order granting its preliminary approval of the Physician Settlement Agreement and scheduled a hearing for September 19, 2005 to address final approval. If finally approved by the District Court, we anticipate that the Physician Settlement Agreement would result in the conclusion of substantially all pending provider track cases filed on behalf of physicians.

We intend to defend ourselves vigorously in the Knecht, Soloman, Ashton and Freiberg litigation. These proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of these proceedings should not have a material adverse effect on our financial condition and liquidity.

Provider Disputes

In the ordinary course of our business operations, we are party to arbitrations and litigation involving providers. A number of these arbitrations and litigation matters relate to alleged stop-loss claim underpayments, where we paid a portion of the provider’s billings and denied certain charges based on a line-by-line review of the itemized billing statement to identify terms and services that should have been included within specific charges and not billed separately. A smaller number of these arbitrations and litigation matters relate to alleged stop-loss claim underpayments where we paid a portion of the provider’s billings and denied the balance based on the level of prices charged by the provider (see Note 10).

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

On February 11, 2005, we entered into a settlement agreement with Tenet to resolve all outstanding claims and counter-claims in the arbitration. As part of the settlement agreement, we agreed to pay Tenet $28.5 million and release our counter-claims in exchange for Tenet’s release of all of its claims in the arbitration. The settlement agreement also establishes a procedure for adjudication and resolution of other claims for hospital services through November 1, 2004, the date we entered into a new provider service agreement with the Tenet hospitals that incorporates a fixed reimbursement structure that is structured to avoid similar disputes. The settlement amount paid to Tenet was included as part of the fourth quarter 2004 earnings charge described in Note 10.

Capital Z Financial Services Fund

On April 28, 2000, we and our former wholly-owned subsidiary, Foundation Health Corporation (FHC), which merged into Health Net, Inc., in January 2001, were sued by Superior National Insurance Group, Inc. (Superior) in the United States Bankruptcy Court for the Central District of California. The lawsuit (Superior Lawsuit) related to the 1998 sale by FHC to Superior of the stock of Business Insurance Group, Inc., (BIG), a holding company of workers’ compensation insurance companies operating primarily in California. In the Superior Lawsuit, Superior alleged that FHC made certain misrepresentations and/or omissions in connection with the sale of BIG and breached the stock purchase agreement governing the sale.

In October 2003, we entered into a settlement agreement with the SNTL Litigation Trust, successor-in-interest to Superior, of the claims alleged in the Superior Lawsuit. As part of the settlement, we agreed to pay the SNTL Litigation Trust $132 million and received a release of the SNTL Litigation Trust’s claims against us. Shortly after announcing the settlement, Capital Z Financial Services Fund II, L.P., and certain of its affiliates (collectively, Cap Z) sued us (Cap Z Action) in New York state court asserting claims arising out of the same BIG transaction that is the subject of the settlement agreement with the SNTL Litigation Trust. Cap Z had previously participated as a creditor in the Superior Lawsuit and is a beneficiary of the SNTL Litigation Trust. In its complaint, Cap Z alleges that we made certain misrepresentations and/or omissions that caused Cap Z to vote its shares of Superior in favor of the acquisition of BIG and to provide approximately $100 million in financing to Superior for that transaction. Cap Z’s complaint primarily alleges that we misrepresented and/or concealed material facts relating to the sufficiency of the BIG companies’ reserves and about the BIG companies’ internal financial condition, including accounts receivables and the status of certain “captive” insurance programs. Cap Z alleges that it seeks compensatory damages in excess of $250 million, unspecified punitive damages, costs, and attorneys’ fees.

In January 2004, we removed the Cap Z Action from New York state court to the United States District Court for the Southern District of New York. We then filed a motion to dismiss all of Cap Z’s claims, and Cap Z filed a motion to remand the action back to New York state court. No hearing date has been scheduled or any other action taken by the Federal Court on either motion.

We intend to defend ourselves vigorously against Cap Z’s claims. This case is subject to many uncertainties, and, given its complexity and scope, its final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of the Cap Z Action depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of the Cap Z Action should not have a material adverse effect on our financial condition and liquidity.

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

These other legal proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of any or all of these other legal proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of all of these other legal proceedings that are pending, after consideration of applicable reserves, should not have a material adverse effect on our financial condition and liquidity.

10. PROVIDER DISPUTES

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

By early 2004, we began to see evidence that our claims review practices were causing significant friction with hospitals although, at that time, there was a relatively limited number of outstanding arbitration and litigation proceedings. We responded by attempting to negotiate changes to the terms of our hospital contracts, in many cases to incorporate fixed reimbursement payment methodologies intended to reduce our exposure to the stop-loss claims. As we reached the third quarter of 2004, an increase in arbitration requests and other litigation prompted us to review our approach to our claims review process for stop-loss claims and our strategy relating to provider disputes. Given that our provider network is a key strategic asset, and following a thorough review of all outstanding provider disputes in our health plans, management decided in the fourth quarter of 2004 to enter into negotiations in an attempt to settle a large number of provider disputes in our California and Northeast health plans. The majority of these disputes related to alleged underpayment of stop-loss claims.

During the fourth quarter of 2004, we recorded a pretax charge of $169 million for expenses associated with provider settlements that had been, or are currently in the process of being resolved, principally involving the alleged underpayment of stop-loss claims. Included in this pretax charge is $158 million related to the health care portion of the provider settlements and $11 million related to legal costs. We paid out approximately $38 million in the three months ended March 31, 2005 for provider settlements associated with this pretax charge. The remaining provider disputes liability balance relating to this pretax charge was $100 million as of March 31, 2005.

The cash payments for provider dispute settlements have been funded by cash flows from operations. During the three months ended March 31, 2005, no significant modification was made to the original estimated provider dispute liability amount as we believe that the amount is adequate in all material respects to cover the outstanding estimated provider dispute settlements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004 and the risks discussed in our other filings from time to time with the SEC.

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

Overview

In the three months ended March 31, 2005, Health Net reported earnings per diluted share of $0.19, compared with earnings per diluted share of $0.13 in the three months ended March 31, 2004. Included in the results for the three months ended March 31, 2005 is a $67.0 million pretax charge, or $0.36 per diluted share after tax, for severance benefits and litigation costs in connection with the settlement of physician class action lawsuits. See Notes 5 and 9 to the condensed consolidated financial statements for additional information on the severance benefits and the class action lawsuit settlement. We determined that settling these lawsuits was in the best interests of the Company, its members, physician partners and stockholders. We believe the settlement will lead to improved physician relationships and contribute to improvements in our operations.

Health Net reported net income of $21.3 million in the three months ended March 31, 2005 compared to net income of $15.0 million in the three months ended March 31, 2004 and a net loss of $85.6 million in the fourth quarter of 2004. The net loss in the fourth quarter of 2004 included a pretax charge of $252 million reflecting the settlement of provider claims issues, prior period reserve increases and other costs.

Excluding the impact of the costs of the physician class action settlement and the severance benefits recorded in three months ended March 31, 2005, our operating results improved year-over-year. Our consolidated health plan medical care ratio (MCR) for our commercial, Medicare and Medicaid health plans fell 260 basis points to 85.0% compared with 87.6% reported in the three months ended March 31, 2004. This decrease in the health plan MCR reflects the impact of better health care cost performance and the absence of negative prior period reserve developments or significant provider issues. In addition, our administrative ratio (G&A expenses plus depreciation) continues to improve as we continue to focus on tightly managing these expenses and adjusting cost to planned enrollment. Our selling expenses decreased by $6.3 million to $57.3 million in the three months ended March 31, 2005 compared with $63.6 million in the same period in 2004, consistent with the decline in Small Group and Individual enrollment over the same periods. The selling costs ratio was 2.4% for the three months ended March 31, 2005, compared with 2.6% in the same period last year.

Beginning in the latter part of the three months ended March 31, 2004, we began to implement a plan designed to improve financial performance (the “2004 Financial Performance Improvement Plan”). As part of the 2004 Financial Performance Improvement Plan, we increased prices in our commercial health plans and commenced a series of initiatives designed to reduce the growth rate of our commercial health care costs. Following implementation of the 2004 Financial Performance Improvement Plan, the rate of increase in commercial per member per month (“PMPM”) premium yields climbed from a 6.9% increase in the three months ended March 31, 2004 compared with the three months ended March 31, 2003, to 11.0% increase in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. We expect that the rate of growth in PMPM premium yields to moderate in the ensuing quarters of 2005.

We believe that the implementation of higher premiums has caused some employer groups to leave our health plans and obtain coverage elsewhere. This caused an overall 11% decrease in commercial health plan enrollment from March 31, 2004 to March 31, 2005. The enrollment decline was most notable in our Northeast health plans. The rate of decline in California moderated during the three months ended March 31, 2005. Medicare and Medicaid enrollment was essentially unchanged at March 31, 2005 compared with March 31, 2004.

We expect these declines to slow markedly in the second quarter and to reverse in the second half of 2005, when we expect commercial enrollment growth to resume.

Cash flow from operations of $95.2 million exceeded net income plus depreciation and amortization for the three months ended March 31, 2005 compared to a use of cash of $154.6 million in the three months ended March 31, 2004.

Total revenues decreased 0.4% in the three months ended March 31, 2005 to $2,912 million from $2,925 million in the three months ended March 31, 2004, primarily as a result of the enrollment decline.

In the three months ended March 31, 2005, our Government contracts revenue declined 1.4% from the three months ended March 31, 2004, falling by $7.2 million to $496.7 million. This decline resulted from the transition to the TRICARE North Region contract. We expect that both costs and revenues will continue to fluctuate as we fully transition to the new contract, and we expect that they will rise as demand for health care services among the TRICARE beneficiaries increases over time.

Overall PMPM health plan health care costs rose by 5.9% in the three months ended March 31, 2005 compared to the first quarter of 2004. Commercial health care cost PMPMs rose by 6.9% over the same period. The high level of health care costs affected these rates of increase in the first quarter of 2004, as we recorded a number of negative prior period restatements of reserves.

Reserves for claims and other settlements decreased by $14.0 million to $1,155 million at March 31, 2005 from $1,169 million at December 31, 2004. The company paid out approximately $41 million in the first quarter of 2005 for provider settlements, which was the primary cause of the total reduction in reserves. Included in this amount is approximately $38 million for provider settlements associated with the charge taken in the fourth quarter of 2004. The company had remaining provider settlement reserves, associated with the charge taken in the fourth quarter of 2004, of approximately $100 million as of March 31, 2005 and approximately $138 million as of December 31, 2004. See Note 10 to our condensed consolidated financial statements for additional information on the provider dispute reserve recorded in the fourth quarter of 2004.

Interest expense was $1.3 million higher in the first quarter of 2005 compared to the fourth quarter of 2004 due to higher market interest rates.

Days claims payable (DCP) increased to 51.4 days for the first quarter of 2005 compared with 44.7 days for the fourth quarter of 2004 and with 45.2 days in the first quarter of 2004, a reflection of provider-related reserves recorded in the fourth quarter of 2004. Excluding provider settlement reserves related to the charge taken in the fourth quarter of 2004 and excluding capitation expenses, DCP increased by 0.4 days for the first quarter of 2005 to 61.4 days compared to 61.0 days for the fourth quarter of 2004.

Our effective tax rate in the first quarter of 2005 was 34.0% as we realized a $2.2 million tax benefit related to the Gem Sale that was completed in the first quarter of 2005. There was no gain or loss recognized on this transaction. This tax benefit had a sizable impact on the effective tax rate due to the lower level of pretax income as a result of the physician class action lawsuit settlement charge. We expect our effective tax rate to rise to 38.9% for the full year of 2005.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Consolidated Operating Results

Our net income for the three months ended March 31, 2005 was $21.3 million, or $0.19 per basic and diluted share, compared to net income for the same period in 2004 of $15.0 million, or $0.13 per basic and diluted share.

The table below and the discussion that follows summarize our results of operations for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except PMPM data)
REVENUES
Health plan services premiums	$2,397,689	$2,404,355
Government contracts	496,710	503,948
Net investment income	15,763	15,201
Other income	1,583	1,248

Total revenues	2,911,745	2,924,752

EXPENSES
Health plan services	2,036,873	2,107,087
Government contracts	479,974	480,905
General and administrative	215,227	231,485
Selling	57,273	63,577
Depreciation	11,556	9,983
Amortization	861	606
Interest	10,609	8,438
Litigation settlement and severance and related benefit costs	67,042	—
Gain on sale of business	—	(1,875)

Total expenses	2,879,415	2,900,206

Income from operations before income taxes	32,330	24,546
Income tax provision	10,982	9,534

Net income	$21,348	$15,012

Health plan services medical care ratio (MCR)	85.0%	87.6%
Government contracts cost ratio	96.6%	95.4%
Administrative ratio (a)	9.5%	10.0%
Selling costs ratio (b)	2.4%	2.6%
Health plan services premiums per member per month (PMPM) (c)	$231.84	$212.21
Health plan services costs PMPM (c)	$196.96	$185.97

(a)	The administrative ratio is computed as the sum of general and administrative (G&A) and depreciation expenses divided by the sum of health plan services premium revenues and other income.
(b)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(c)	PMPM is calculated based on total at-risk member months and excludes administrative services only (ASO) member months.

Health Plan Membership

Total health plan membership decreased 8% to approximately 3.5 million members at March 31, 2005 from approximately 3.8 million members at March 31, 2004.

Enrollment in our commercial health plans, including ASO members, decreased 11% at March 31, 2005 compared to the same period in 2004. This decrease was primarily attributable to the continued impact of premium pricing increases implemented in early 2004 to address higher health care costs and network provider issues. The enrollment decline was primarily seen in our California plan which had a net decline of 82,000 members in the large group market and a net decline of 85,000 members in the small group market. Our New Jersey plan experienced a net decline of 62,000 members in the large group market and a net decline of 49,000 in the small group market. Overall, small group and individual enrollment declined 16% and large group enrollment declined 10% from March 31, 2004 to March 31, 2005. We expect enrollment declines to persist at least through the second quarter of 2005 as we continue to maintain higher premiums.

Membership in our federal Medicare Risk program remained at approximately the same level at March 31, 2005 compared to the same period in 2004.

We participate in state Medicaid programs in California, Connecticut and New Jersey. California membership, where the program is known as Medi-Cal, comprised 84% and 83% of our Medicaid membership at March 31, 2005 and 2004, respectively. Overall Medicaid membership remained at approximately the same level at March 31, 2005 compared to the same period in 2004.

The following table below summarizes our health plan membership information by program and by state at March 31, 2005 and 2004 and the change in membership by program and by state between March 31, 2005 and 2004:

	Commercial (including ASO members)			Medicare Risk			Medicaid			Health Plan Total
	2005	2004	Change	2005	2004	Change	2005	2004	Change	2005	2004	Change
	(Membership in thousands)
Arizona	120	122	(2)	32	36	(4)	—	—	—	152	158	(6)
California	1,552	1,721	(169)	93	98	(5)	696	691	5	2,341	2,510	(169)
Connecticut	268	298	(30)	27	27	—	93	98	(5)	388	423	(35)
New Jersey	188	297	(109)	—	—	—	42	44	(2)	230	341	(111)
New York	251	278	(27)	6	5	1	—	—	—	257	283	(26)
Oregon	138	121	17	12	3	9	—	—	—	150	124	26

Total	2,517	2,837	(320)	170	169	1	831	833	(2)	3,518	3,839	(321)

Government Contracts Membership

Under our TRICARE contract for the North Region, we provide health care services to approximately 2.9 million eligible beneficiaries in the Military Health System (MHS), including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.1 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of March 31, 2005, there were approximately 1.4 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract. In 2004, prior to our transition to the North Region contract, our old TRICARE contracts, which comprised three contracts covering five regions, had covered approximately 1.5 million TRICARE eligibles as of March 31, 2004.

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

Health Plan Services Premiums

Total Health Plan Services premiums decreased by $6.7 million or 0.3% to $2,397.7 million for the three months ended March 31, 2005 from $2,404.4 million for the same period in 2004.

Commercial premium revenues decreased by $34.5 million or 2.0% for the three months ended March 31, 2005 compared to the same period in 2004. This decrease is largely attributable to membership losses, primarily in California and New Jersey. This decline in membership was partially offset by an increase in premium rates attributable to our implementation of higher rates in our large and small group markets in all of our health plans to account for higher health care costs as shown in the following table:

Three Months Ended March 31, 2005
(Dollars in millions)
Large Group:
Increase in commercial premium rates	$136.7
Decrease in commercial membership	(141.7)

Decrease in commercial premium revenue over the same period of prior year	(5.0)

Small Group:
Increase in commercial premium rates	$51.3
Decrease in commercial membership	(84.2)

Decrease in commercial premium revenue over the same period of prior year	(32.9)

Other (includes individual, Medicare supplement and ASO products)	3.4

Total decrease in commercial premium revenue over the same period of prior year	$(34.5)

Increase in commercial premium PMPM over the same period of prior year	11.0%

Medicare Risk premium increased by $21.7 million or 5.9% for the three months ended March 31, 2005 compared to the same period in 2004. This increase is attributable to rate increases seen in all states, except New York, due to increases in the per-member rates paid to us combined with a slight increase in overall Medicare Risk membership as shown in the following table:

Three Months Ended March 31, 2005
(Dollars in millions)
Increase in Medicare Risk premium rates	$21.0
Increase in Medicare Risk membership	0.7

Increase in Medicare Risk premium revenue over the same period of prior year	$21.7

Increase in Medicare Risk premium PMPM over the same period of prior year	5.7%

Medicaid premiums increased by $6.1 million or 2.2% for the three months ended March 31, 2005 compared to the same period in 2004. This increase is attributable to rate increases, partially offset by a slight decrease in overall Medicaid membership as shown in the following table:

Three Months Ended March 31, 2005
(Dollars in millions)
Increase in Medicaid premium rates	$7.8
Decrease in Medicaid membership	(1.7)

Increase in Medicaid premium revenue over the same period of prior year	$6.1

Increase in Medicaid premium PMPM over the same period of prior year	2.9%

Government Contracts Revenues

The decrease in Government Contracts revenues for the three months ended March 31, 2005 compared to the same period in 2004 is as follows:

	March 31, 2005	March 31, 2004	Change 2005 over 2004
			$	%
	(Dollars in millions)
Government Contracts revenues	$496.7	$503.9	$(7.2)	(1.4)%

Government Contracts revenues decreased by $7.2 million or 1.4% for the three months ended March 31, 2005 as compared to the same period in 2004. This decrease was primarily due to a decrease in revenues of $491 million from the expiration of the old TRICARE contracts offset by an increase in revenues of $480 million for providing health care services under the TRICARE contract for the North Region. Included in the revenues generated from the TRICARE contract for the North Region is approximately $40 million of cost reimbursement related to claims for active duty personnel who are eligible to receive health care in the private sector.

Net Investment and Other Income

The increases in net investment and other income for the three months ended March 31, 2005 compared to the same period in 2004 are as follows:

	March 31, 2005	March 31, 2004	Change 2005 over 2004
			$	%
	(Dollars in millions)
Net investment income	$15.8	$15.2	$0.6	3.7%
Other income	$1.6	$1.2	$0.4	26.8%

Net investment income increased by $0.6 million or 3.7% for the first three months ended March 31, 2005 as compared to the same period in 2004. The increase is primarily the result of an increase in interest rates for the three months ended March 31, 2005 as compared to the same period in 2004.

Health Plan Services Costs

Health Plan Services costs decreased by $70.2 million or 3.3% to $2,036.9 million for the three months ended March 31, 2005 from $2,107.1 million for the same period in 2004.

Commercial health care costs decreased by $86.6 million or 5.6% for the three months ended March 31, 2005 compared to the same period in 2004. This decrease is attributable to membership losses, primarily in California and New Jersey, the effect of which was partially offset by increased physician and hospital costs as shown in the following table:

Three Months Ended March 31, 2005
(Dollars in millions)
Large Group:
Increase in commercial health care cost rates	$53.5
Decrease in commercial membership	(121.9)

Decrease in commercial health care costs over the same period of prior year	(68.4)

Small Group:
Increase in commercial health care cost rates	$38.8
Decrease in commercial membership	(68.8)

Decrease in commercial health care costs over the same period of prior year	(30.0)

Other (includes individual and Medicare supplement products)	11.8

Total decrease in commercial health care costs over the same period of prior year	$(86.6)

Increase in commercial health care cost PMPM over the same period of prior year	6.9%

Medicare Risk health care costs increased by $14.2 million, or 4.3%, for the three months ended March 31, 2005 compared to the same period in 2004. Medicare Risk health care costs increased primarily as a result of higher hospital costs and physician costs as shown in the following table:

Three Months Ended March 31, 2005
(Dollars in millions)
Increase in Medicare Risk health care cost rates	$13.6
Increase in Medicare Risk membership	0.6

Increase in Medicare Risk health care costs over the same period of prior year	$14.2

Increase in Medicare Risk health care cost PMPM over the same period of prior year	4.1%

Medicaid health care costs increased by $2.4 million, or 1.1%, for the three months ended March 31, 2005 compared to the same period in 2004. Medicaid health care costs increased as a result of higher hospital costs from higher bed day utilization, partially offset by slight decrease in overall Medicaid membership as shown in the following table:

Three Months Ended March 31, 2005
(Dollars in millions)
Increase in Medicaid health care cost rates	$3.8
Decrease in Medicaid membership	(1.4)

Increase in Medicaid health care costs over the same period of prior year	$2.4

Increase in Medicaid health care cost PMPM over the same period of prior year	1.7%

Health Plan Services MCR decreased to 85.0% for the three months ended March 31, 2005 as compared to 87.6% for the same period in 2004. The decrease is primarily due to the absence of a negative prior period reserve development or significant prior period provider payments.

Government Contracts Costs

The decrease in Government Contracts costs for the three months ended March 31, 2005 compared to the same period in 2004 is as follows:

	March 31, 2005	March 31, 2004	Change 2005 over 2004
			$	%
	(Dollars in millions)
Government Contracts costs	$480.0	$480.9	$(0.9)	(0.2)%

Government Contracts costs decreased by $ 0.9 million, or 0.2%, for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to a decrease of costs under the expired TRICARE contracts of $476 million offset by an increase in contract costs of $474 million under the TRICARE contract for the North Region. Included in costs from the TRICARE contract for the North Region is approximately $40 million related to claims for active duty personnel who are eligible to receive health care in the private sector.

The Government contracts ratio increased by 120 basis points to 96.6% for the three months ended March 31, 2005 from 95.4% for the same period in 2004, primarily due to higher health care costs in the TRICARE North Region contract.

General, Administrative and Other Costs

The changes in general and administrative (G&A), selling, amortization and depreciation and interest expense for the three months ended March 31, 2005 compared to the same period in 2004 are as follows:

	March 31, 2005	March 31, 2004	Change 2005 over 2004
			$	%
	(Dollars in millions)
General and administrative	$215.2	$231.5	$(16.3)	(7.0)%
Selling	57.3	63.6	(6.3)	(9.9)%
Amortization and Depreciation	12.4	10.6	1.8	17.3%
Interest	10.6	8.4	2.2	25.7%

G&A costs decreased by $16.3 million or 7.0% for the three months ended March 31, 2005 as compared to the same period in 2004. The decrease is primarily due to the workforce reductions of approximately 500 positions that began on May 4, 2004 and lower consulting and other outside services. Our administrative ratio (G&A and depreciation expense as a percentage of Health Plan Services premiums and other income) decreased to 9.5% for the three months ended March 31, 2005 from 10.0% for the same period in 2004.

The selling costs ratio (selling costs as a percentage of Health Plan Services premiums) decreased to 2.4% for the three months ended March 31, 2005 from 2.6% for the same period in 2004. This decrease is primarily due to lower broker commissions as a result of the decline in small group and individual enrollment in 2005.

Amortization and depreciation expense increased by $1.8 million or 17.3% for the three months ended March 31, 2005 as compared to the same period in 2004. This increase is primarily due to addition of new assets placed in production related to our Health Net One systems.

Interest expense increased by $2.2 million or 25.7% for the three months ended March 31, 2005 as compared to the same period in 2004. This increase results primarily from a 150 basis point increase in the interest rate on our senior notes payable due to the downgrade of our senior unsecured debt rating. See Note 8 to our condensed consolidated financial statements for further information on the downgrade of our senior unsecured debt rating.

Litigation settlement and severance and related benefit costs

Litigation settlement. On May 3, 2005, we announced that we signed a settlement agreement with the representatives of approximately 900,000 physicians and state and other medical societies settling the lead physician provider track action in the multidistrict class action lawsuit. See Note 9 to the condensed consolidated financial statements for additional information regarding the physician class action lawsuit. The settlement agreement was filed with the District Court on May 3, 2005. A preliminary approval hearing before the District Court was held on May 6, 2005. If finally approved by the District Court, we anticipate that the settlement agreement would result in the conclusion of substantially all pending provider track cases filed on behalf of physicians. During the three months ended March 31, 2005, we recorded a pretax expense in our condensed consolidated income statement of approximately $66 million to account for the settlement agreement, legal expenses and other expenses related to the physician class action litigation.

Severance and related benefit costs. On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative costs, we would commence an involuntary workforce reduction of approximately 500 positions, which included reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast. We recorded pretax severance and related benefit costs of $1.4 million during the three months ended March 31, 2005 associated with the workforce reduction, and we currently anticipate that we will record severance and benefit related costs of $1.7 million during the remainder of 2005. As of March 31, 2005, 488 positions had been eliminated and $18.2 million of the severance and benefit related costs had been paid out, and we currently anticipate that $10.2 million will be paid out during the remainder 2005. We plan to use cash flows from operations to fund these payments.

Gain on Sale of Businesses

Effective February 28, 2005, we completed the sale of our wholly-owned subsidiaries Gem Holding Corporation and Gem Insurance Company (the Gem Companies), to SafeGuard Health Enterprises, Inc. (the Gem Sale). In connection with the Gem Sale, we received a promissory note of approximately $3.1 million, which was paid in full in cash on March 1, 2005. We did not recognize any pretax gain or loss but did recognize a $2.2 million income tax benefit related to the Gem Sale. See Note 6 to our condensed consolidated financial statements for additional information on the Gem Sale.

Income Tax Provision

Our income tax expense and the effective income tax rate for the three months ended March 31, 2005 and 2004 are as follows:

	March 31, 2005	March 31, 2004
	(Dollars in millions)
Income tax expense	$11.0	$9.5
Effective income tax rate (1)	34.0%	38.8%

(1)	The effective income tax rate differs from the statutory federal tax rate of 35.0% in each year due primarily to state income taxes, tax-exempt investment income and business divestitures. The effective income tax rate for the three months ended March 31, 2005 also reflects a $2.2 million tax benefit related to the Gem Sale. This tax benefit had a sizable impact on the effective tax rate due to the lower level of pretax income as a result of the physician class action lawsuit settlement charge. We expect our effective tax rate to rise to 38.9% for the full year of 2005.

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

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $134.4 million and $129.5 million as of March 31, 2005 and December 31, 2004, respectively. Cash flows from operating activities have been impacted by the effects of the transition to our new TRICARE contract. Under the old TRICARE contracts, we were required to set aside cash for the payment of run-out claims, which is essentially complete. As of March 31, 2005, $4.7 million in cash remains available to pay the remaining run-out claims as required under those TRICARE contracts.

During the fourth quarter of 2004, we recorded a pretax charge of $169 million for expenses associated with provider settlements that had been, or are currently in the process of being resolved, principally involving the alleged underpayment of stop-loss claims. Included in this pretax charge is $158 million related to the health care portion of the provider settlements and $11 million related to legal costs. We paid out approximately $38 million in the three months ended March 31, 2005 for provider settlements associated with this pretax charge. The remaining provider disputes liability balance relating to this pretax charge was $100 million as of March 31, 2005. For additional information regarding the provider settlements included in the fourth quarter 2004 charge, see Note 10 to the condensed consolidated financial statements.

Our cash flow from investing activities is primarily impacted by the sales, maturities and purchases of our available-for-sale investment securities and restricted investments. Our investment objective is to maintain safety and preservation of principal by investing in high-quality, investment grade securities while maintaining liquidity in each portfolio sufficient to meet our cash flow requirements and attaining the highest total return on invested funds. Starting in the first quarter of 2005, we increased our purchases of tax-exempt municipal securities as part of our tax saving strategy.

Operating Cash Flows

Our operating cash flows for the three months ended March 31, 2005 compared to the same period in 2004 are as follows:

	March 31, 2005	March 31, 2004	Change 2005 over 2004
	(Dollars in millions)
Net cash provided by (used in) operating activities	$95.2	$(154.6)	$249.8

Net cash from operating activities increased by $249.8 million for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to the following:

•	Increase from unearned premiums of $67 million, primarily due to the receipt of three Medicare payments for our California health plan in the first quarter of 2005 compared to two payments received in the same period in 2004,

•	Increase from premiums receivable of $53 million, primarily due to the receipt of three Medicaid payments for our California health plan in the first quarter of 2005 compared to two payments received in the same period in 2004,

•	Increase due to a decrease in federal income tax payments of $46 million,

•	Net increase of $32 million in the payable related to the run-out of the old TRICARE contracts,

•	Net increase in net income plus litigation settlement charge and net non-cash items of $80 million, partially offset by

•	Net decrease in cash flows of $38 million from the payments for the provider dispute settlements recorded during the fourth quarter of 2004 (see Note 10 to the condensed consolidated financial statements).

Investing Activities

Our cash flows from investing activities for the three months ended March 31, 2005 compared to the same period in 2004 are as follows:

	March 31, 2005	March 31, 2004	Change 2005 over 2004
	(Dollars in millions)
Net cash (used in) provided by investing activities	$(68.0)	$7.0	$(75.0)

Net cash from investing activities decreased by $75.0 million due to the following:

•	Decrease in cash proceeds from maturities and sales of securities of $200 million,

•	Decrease in cash proceeds from divestitures of $9 million, and

•	Increase in purchases of property and equipment of $5 million, partially offset by

•	Net decrease in restricted investments of $79 million primarily due to the pay down of run-out claims under our old TRICARE contracts, and

•	Net decrease in purchases of securities and restricted investments of $61 million.

Financing Activities

Our cash flows from financing activities for the three months ended March 31, 2005 compared to the same period in 2004 are as follows:

	March 31, 2005	March 31, 2004	Change 2005 over 2004
	(Dollars in millions)
Net cash provided by (used in) financing activities	$16.6	$(28.5)	$45.1

Net cash provided in financing activities increased by $45.1 million due to a decrease in repurchases of our common stock. During the three months ended March 31, 2005, we did not repurchase any common stock under our stock repurchase program compared to the repurchase of 880,100 shares of our common stock for $28.4 million during the three months ended March 31, 2004. Cash proceeds from the exercise of stock options and employee stock purchases increased by $12 million.

Stock Repurchase Program. Our Board of Directors has authorized us to repurchase up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under a stock repurchase program. After giving effect to realized exercise proceeds and tax benefits from the exercise of employee stock options, our total authority under our stock repurchase program is estimated at $615 million. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of March 31, 2005, we had repurchased an aggregate of 19,978,655 shares of our common stock under our stock repurchase program at an average price of $26.86 for aggregate consideration of approximately $536.6 million after taking into account exercise proceeds and tax benefits from the exercise of employee stock options. The remaining authorization under our stock repurchase program as of March 31, 2005 was $79 million. We used net free cash available to the parent company to fund the share repurchases. As a result of Moody’s downgrade in September 2004 and S&P’s downgrade in November 2004 with respect to our senior unsecured debt rating, we discontinued our repurchases of common stock under our stock repurchase program. Our stock repurchase program currently remains on hold. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future ratings action taken by Moody’s or S&P on our senior unsecured debt rating. See Note 8 to our consolidated financial statements for additional information regarding the Moody’s and S&P downgrades.

Our stock repurchase program does not have an expiration date. As of March 31, 2005, we have not terminated any repurchase program prior to its expiration date. We did not repurchase any shares of our common stock in the first quarter ended March 31, 2005 outside our publicly announced stock repurchase program.

Senior Notes. Our Senior Notes consist of $400 million in aggregate principal amount of 8.375% senior notes due 2011. The Senior Notes were issued pursuant to an indenture dated as of April 12, 2001. The interest rate payable on our Senior Notes depends on whether the Moody’s or S&P credit rating applicable to the Senior Notes is below investment grade (as defined in the indenture governing the Senior Notes). On September 8, 2004, Moody’s announced that it had downgraded our senior unsecured debt rating from Baa3 to Ba1, which triggered an adjustment to the interest rate payable by us on our Senior Notes. As a result of the Moody’s downgrade, effective September 8, 2004, the interest rate on the Senior Notes increased from the original rate of 8.375% per annum to an adjusted rate of 9.875% per annum, resulting in an increase in our interest expense of $6 million on an annual basis. On November 2, 2004, S&P announced that it had downgraded our senior unsecured debt rating from BBB- to BB+, and on March 1, 2005 S&P further downgraded our senior unsecured debt rating from BB+ to BB. The adjusted interest rate of 9.875% per annum will remain in effect for so long as the Moody’s rating on our senior unsecured debt remains below Baa3 (or the equivalent) or the S&P rating on our senior unsecured debt remains below BBB- (or the equivalent). During any period in which the Moody’s rating on our senior unsecured debt is Baa3 (or the equivalent) or higher and the S&P rating on our senior unsecured debt is BBB- (or the equivalent) or higher, the interest rate payable on the Senior Notes will be equal to the original rate of 8.375% per annum. The Senior Notes are redeemable, at our option, at a price equal to the greater of:

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

Senior Credit Facility. On June 30, 2004, we entered into a $700 million five-year revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and the other lenders party thereto.

Borrowings under our senior credit facility may be used for general corporate purposes, including acquisitions, and to service our working capital needs. We must repay all borrowings, if any, under the senior credit facility by June 30, 2009, unless the maturity date under the senior credit facility is extended. Interest on any amount outstanding under the senior credit facility is payable monthly at a rate per annum of (a) London Interbank Offered Rate (LIBOR) plus a margin ranging from 50 to 112.5 basis points or (b) the higher of (1) the Bank of America prime rate and (2) the federal funds rate plus 0.5%, plus a margin of up to 12.5 basis points. We have also incurred and will continue to incur customary fees in connection with the senior credit facility. As of March 31, 2005, no amounts were outstanding under our senior credit facility. Our senior credit facility requires us to comply with certain covenants that impose restrictions on our operations, including the maintenance of a maximum leverage ratio, a minimum consolidated fixed charge coverage ratio and minimum net worth and a limitation on dividends and distributions. We are currently in compliance with all covenants related to our senior credit facility.

We can obtain letters of credit in an aggregate amount of $200 million, which reduces the maximum amount available for borrowing under our senior credit facility. As of March 31, 2005, we had an aggregate of $18.1 million in letters of credit issued pursuant to the senior credit facility. No amounts had been drawn on any of these letters of credit as of March 31, 2005. As a result of issuing these letters of credit, the maximum amount that can be drawn under our senior credit facility is $681.9 million as of March 31, 2005.

Due to the Moody’s and S&P downgrades of our senior unsecured debt rating as discussed above, we are currently prohibited under the terms of the senior credit facility from making dividends, distributions or redemptions in respect of our capital stock in excess of $75 million in any consecutive four-quarter period, are subject to a minimum borrower cash flow fixed charge coverage ratio rather than the consolidated fixed charge coverage ratio, are subject to additional reporting requirements to the lenders, and are subject to increased interest and fees applicable to any outstanding borrowings and any letters of credit secured under the senior credit facility. The minimum borrower cash flow fixed charge coverage ratio calculates the fixed charge on a parent-company-only basis. In the event either Moody’s or S&P upgrades our senior unsecured debt rating to at least Baa3 or BBB-, respectively, our coverage ratio will revert to the consolidated fixed charge coverage ratio.

On March 1, 2005, we entered into an amendment to our senior credit facility. The amendment, among other things, amends the definition of Consolidated EBITDA to exclude up to $375 million relating to cash and non-cash, non-recurring charges in connection with litigation and provider settlement payments, any increase in medical claims reserves and any premiums relating to the repayment or refinancing of our Senior Notes to the extent such charges cause a corresponding reduction in Consolidated Net Worth (as defined in the senior credit facility). Such exclusion from the calculation of the Consolidated EBITDA is applicable to the five fiscal quarter periods commencing with the fiscal quarter ended December 31, 2004 and ending with the fiscal quarter ended December 31, 2005.

Contractual Obligations

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2004 in our Annual Report on Form 10-K for the year ended December 31, 2004. Those contractual obligations include long-term debt, operating leases and other purchase obligations. We do not have significant changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2005, we had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2004, we identified the critical accounting policies which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, government contracts, goodwill and recoverability of long-lived assets and investments. We have not changed these policies from those previously disclosed in our Annual Report on Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and health care and other costs payable under government contracts and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of March 31, 2005 are discussed below.

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

On a monthly basis, we estimate the amount of uncollectible receivables to reflect allowances for doubtful accounts. The allowances for doubtful accounts are based on our assessment of the creditworthiness of our customers, our historical collection rates and the age of our unpaid balances. During this process, we also assess the recoverability of the receivables, and an allowance is recorded based upon their net realizable value. Those receivables that are deemed to be uncollectible, such as receivables from bankrupt employer groups, are fully written off against their corresponding asset account, with a debit to the allowance to the extent such an allowance was previously recorded.

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

We estimate the amount of our reserves for claims primarily by using standard actuarial developmental methodologies. This method is also known as the chain-ladder or completion factor method. The developmental method estimates reserves for claims based upon the historical lag between the month when services are rendered and the month claims are paid while taking into consideration, among other things, expected medical cost inflation, seasonal patterns, product mix, benefit plan changes and changes in membership. A key component of the developmental method is the completion factor which is a measure of how complete the claims paid to date are relative to the estimate of the claims for services rendered for a given period. While the completion factors are reliable and robust for older service periods, they are more volatile and less reliable for more recent periods since a large portion of health care claims are not submitted to us until several months after services have been rendered. Accordingly, for the most recent months, the incurred claims are estimated from a trend analysis based on per member per month claims trends developed from the experience in preceding months. This method is applied consistently year over year while assumptions may be adjusted to reflect changes in medical cost inflation, seasonal patterns, product mix, benefit plan changes and changes in membership.

An extensive degree of actuarial judgment is used in this estimation process, considerable variability is inherent in such estimates, and the estimates are highly sensitive to changes in medical claims submission and payment patterns and medical cost trends. As such, the completion factors and the claims per member per month trend factor are the most significant factors used in estimating our reserves for claims. Since a large portion of the reserves for claims is attributed to the most recent months, the estimated reserves for claims is highly sensitive to these factors. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by these factors:

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ (45.9) million
1%	$ (23.4) million
(1)%	$ 24.3 million
(2)%	$ 49.6 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 22.1 million
1%	$ 11.0 million
(1)%	$ (11.0) million
(2)%	$ (22.1) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.

(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

Other relevant factors include exceptional situations that might require judgmental adjustments in setting the reserves for claims, such as system conversions, processing interruptions or changes, environmental changes or other factors. In our California operations, in early 2004, there were significant improvements in the claims processing that had a material impact upon the reserve levels in 2004. None of the other factors had a material impact on the development of our claims payable estimates during any of the periods presented in this Quarterly Report on Form 10-Q. All of these factors are used in estimating reserves for claims and are important to our reserve methodology in trending the claims per member per month for purposes of estimating the reserves for the most recent months. In developing its best estimate of reserves for claims, we consistently apply the principles and methodology described above from year to year, while also giving due consideration to the potential variability of these factors. Because reserves for claims includes various actuarially developed estimates, our actual health care services expense may be more or less than our previously developed estimates. Claim processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed, with any adjustments reflected in current operations.

Government Contracts

During the second half of 2004, we transitioned from our old TRICARE contracts to our TRICARE contract for the North Region. As a result, the development of claim payment patterns for this new contract is limited and is not as mature when compared to that for our old TRICARE contracts and our managed care businesses. In addition, there are different variables that impact the estimate of the IBNR reserves for our TRICARE business than those that impact our managed care businesses. These variables consist of changes in the level of our nation’s military activity, including the call-up of reservists in support of heightened military activity, continual changes in the number of eligible beneficiaries, changes in the health care facilities in which the eligible beneficiaries seek treatment, and revisions to the provisions of the contract in the form of change orders. Each of these factors is subject to significant judgment, and we have incorporated our best estimate of these factors in estimating the reserve for IBNR claims.

As part of our TRICARE contract for the North Region, we have a risk-sharing arrangement with the federal government whereby variances in actual claim experience from the targeted medical claim amount negotiated in our annual bid are shared. Due to this risk-sharing arrangement provided for in the TRICARE contract for the North Region, the changes in the estimate of the IBNR reserves is not expected to have a material effect on the favorable or adverse development of our liability under the TRICARE contract.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of March 31, 2005, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital against 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash or other assets to the parent company.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations. Health Net, Inc. contributed $3.9 million to certain of its subsidiaries to meet capital requirements during the three months ended March 31, 2005. On April 29, 2005, Health Net, Inc. contributed $4.0 million to another subsidiary for it to meet its capital requirements. Except for the $7.9 million in capital contributions, our parent company did not make any capital contributions to its subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations during the three months ended March 31, 2005 or thereafter through May 9, 2005.

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

We use a value-at-risk (VAR) model, which follows a variance/co-variance methodology, to assess the market risk for our investment portfolio. VAR is a method of assessing investment risk that uses standard statistical techniques to measure the worst expected loss in the portfolio over an assumed portfolio disposition period under normal market conditions. The determination is made at a given statistical confidence level.

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2005. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $14.8 million as of March 31, 2005.

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

The Swap Contracts have an aggregate principal notional amount of $400 million and effectively convert the fixed interest rate on the Senior Notes to a variable rate equal to the six-month London Interbank Offered Rate plus 399.625 basis points. See Note 8 to our condensed consolidated financial statements for additional information regarding the Swap Contracts.

The interest rate on borrowings under our senior credit facility, of which there were none as of March 31, 2005, is subject to change because of the varying interest rates that apply to borrowings under the senior credit facility. For additional information regarding our senior credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.

The fair value of our fixed rate borrowing as of March 31, 2005 was approximately $475 million which was based on bid quotations from third-party data providers. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of March 31, 2005. These cash outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of March 31, 2005 prior to entering into the Swap Contracts.

	2005	2006	2007	2008	2009	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowing:
Principal	$—	$—	$—	$—	$—	$400.0	$400.0
Interest	39.5	39.5	39.5	39.5	39.5	59.3	256.8
Valuation of interest rate swap contracts (a)	(1.7)	0.8	2.0	2.4	2.9	5.2	11.6

Cash outflow on fixed-rate borrowing	$37.8	$40.3	$41.5	$41.9	$42.4	$464.5	$668.4

(a)	Expected cash (inflow) outflow from Swap Contracts as of the most recent practicable date of April 29, 2005 is $(2.5) million, $(0.3) million, $0.5 million, $1.2 million, $1.7 million and $3.4 million for 2005, 2006, 2007, 2008, 2009 and thereafter, respectively.

Item 4. Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of such period.

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

Item 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Notes 9 and 10 to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A description of the Company’s stock repurchase program and the information required under this Item 2 is contained under the caption “Stock Repurchase Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

HEALTH NET, INC. (REGISTRANT)

Date: May 9, 2005	By:	/s/ JAY M. GELLERT
Jay M. Gellert President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2005	By:	/s/ ANTHONY S. PISZEL
Anthony S. Piszel Executive Vice President and Chief Financial Officer (Chief Accounting and Financial Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.