Form 10-Q
period 2005-06-30
HEALTH NET INC
filed 2005-08-09
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

or

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

The number of shares outstanding of the registrant’s Common Stock as of August 5, 2005 was 113,348,679 (excluding 23,173,029 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES
Health plan services premiums	$2,390,679	$2,398,943	$4,788,368	$4,803,298
Government contracts	610,656	504,317	1,107,366	1,008,265
Net investment income	17,213	13,818	32,976	29,019
Other income	1,309	1,737	2,892	2,985

Total revenues	3,019,857	2,918,815	5,931,602	5,843,567

EXPENSES
Health plan services	2,023,174	2,062,277	4,060,047	4,169,364
Government contracts	580,685	478,927	1,060,659	959,832
General and administrative	233,723	214,244	448,950	445,729
Selling	56,082	59,993	113,355	123,570
Depreciation	10,467	10,424	22,023	20,407
Amortization	861	606	1,722	1,212
Interest	10,543	7,304	21,152	15,742
Litigation and severance and related benefit costs	16,237	17,402	83,279	17,402
Gain on sale of business	—	—	—	(1,875)

Total expenses	2,931,772	2,851,177	5,811,187	5,751,383

Income from operations before income taxes	88,085	67,638	120,415	92,184
Income tax provision	34,522	26,272	45,504	35,806

Net income	$53,563	$41,366	$74,911	$56,378

Earnings per share:
Basic	$0.48	$0.37	$0.67	$0.50
Diluted	$0.47	$0.36	$0.66	$0.49
Weighted average shares outstanding:
Basic	112,451	112,574	111,999	112,587
Diluted	114,851	113,460	114,045	113,915

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$939,057	$722,102
Investments—available for sale	1,060,936	1,060,000
Premiums receivable, net of allowance for doubtful accounts (2005—$7,730, 2004—$9,016)	119,776	118,521
Amounts receivable under government contracts	139,540	129,483
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	184,214	173,951
Other receivables	89,437	92,435
Deferred taxes	100,277	98,659
Other assets	118,904	97,163

Total current assets	2,752,141	2,492,314
Property and equipment, net	103,314	184,643
Goodwill, net	723,595	723,595
Other intangible assets, net	20,132	21,855
Deferred taxes	26,941	23,737
Other noncurrent assets	148,647	207,050

Total Assets	$3,774,770	$3,653,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,065,465	$1,169,297
Health care and other costs payable under government contracts	131,909	119,219
IBNR health care costs payable under TRICARE North contract	184,214	173,951
Unearned premiums	97,038	139,766
Accounts payable and other liabilities	385,995	258,923

Total current liabilities	1,864,621	1,861,156
Senior notes payable	400,659	397,760
Other noncurrent liabilities	116,824	121,398

Total Liabilities	2,382,104	2,380,314

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2005—136,364; 2004—134,450 shares)	136	134
Restricted common stock	7,505	7,188
Unearned compensation	(3,423)	(4,110)
Additional paid-in capital	857,377	811,292
Treasury stock, at cost (2005—23,173 shares of common stock, 2004—23,173 shares of common stock)	(632,926)	(632,926)
Retained earnings	1,169,291	1,094,380
Accumulated other comprehensive loss	(5,294)	(3,078)

Total Stockholders’ Equity	1,392,666	1,272,880

Total Liabilities and Stockholders’ Equity	$3,774,770	$3,653,194

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Restricted Common Stock	Unearned Compensation	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount				Shares	Amount
Balance as of January 1, 2004	133,421	$133	$789,259	$5,885	$(3,995)	(19,994)	$(549,102)	$1,051,776	$269	$1,294,225
Comprehensive income:
Net income								56,378		56,378
Change in unrealized appreciation on investments, net of tax benefit									(12,771)	(12,771)

Total comprehensive income										43,607

Exercise of stock options including related tax benefit	354	1	8,277							8,278
Repurchases of common stock						(1,008)	(31,532)			(31,532)
Issuance of restricted stock	6			142	(142)					—
Amortization of restricted stock grants					1,016					1,016
Lapse of restrictions of restricted stock grants			172	(172)						—
Employee stock purchase plan	26		590							590

Balance as of June 30, 2004	133,807	$134	$798,298	$5,855	$(3,121)	(21,002)	$(580,634)	$1,108,154	$(12,502)	$1,316,184

Balance as of January 1, 2005	134,450	$134	$811,292	$7,188	$(4,110)	(23,173)	$(632,926)	$1,094,380	$(3,078)	$1,272,880
Comprehensive income:
Net income								74,911		74,911
Change in unrealized appreciation on investments, net of tax benefit									(2,216)	(2,216)

Total comprehensive income										72,695

Exercise of stock options including related tax benefit	1,877	2	45,316							45,318
Issuance of restricted stock	30			869	(869)					—
Forfeiture of restricted stock	(13)			(345)	345					—
Amortization of restricted stock grants					1,211					1,211
Lapse of restrictions of restricted stock grants			207	(207)						—
Employee stock purchase plan	20		562							562

Balance as of June 30, 2005	136,364	$136	$857,377	$7,505	$(3,423)	(23,173)	$(632,926)	$1,169,291	$(5,294)	$1,392,666

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,911	$56,378
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	23,745	21,619
Gain on sale of businesses	—	(1,875)
Other changes	6,289	620
Changes in assets and liabilities, net of effects of dispositions:
Premiums receivable and unearned premiums	(43,983)	(105,372)
Other receivables, deferred taxes and other assets	(21,021)	5,233
Amounts receivable/payable under government contracts	2,633	(77,225)
Reserves for claims and other settlements	(103,832)	16,546
Tax benefit on stock options and restricted stock	8,864	1,069
Accounts payable and other liabilities	136,825	(59,054)

Net cash provided by (used in) operating activities	84,431	(142,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	207,573	190,335
Maturities of investments	52,430	196,447
Purchases of investments	(269,426)	(470,735)
Sales (purchases) of property and equipment	61,562	(15,898)
Cash received from the sale of businesses	1,949	11,026
Sales (purchases) of restricted investments and other	42,706	(133,831)

Net cash provided by (used in) investing activities	96,794	(222,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	35,730	7,825
Repurchases of common stock	—	(36,414)

Net cash provided by (used in) financing activities	35,730	(28,589)

Net increase (decrease) in cash and cash equivalents	216,955	(393,306)
Cash and cash equivalents, beginning of year	722,102	860,871

Cash and cash equivalents, end of period	$939,057	$467,565

SUPPLEMENTAL CASH FLOWS DISCLOSURE AND SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid	$19,504	$19,227
Income taxes paid	7,795	76,564
Issuance of restricted stock	869	142
Securities reinvested from restricted available for sale investments to restricted cash	1,364	29,071
Securities reinvested from restricted cash to restricted available for sale investments	—	35,027

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Health Net, Inc. (referred to herein as the Company, we, us or our) prepared the accompanying unaudited consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited consolidated financial statements should be read together with the consolidated financial statements and related condensed notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

We are responsible for the accompanying unaudited consolidated financial statements. These consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results in accordance with GAAP. In accordance with GAAP, we make certain estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates and assumptions.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for the full year.

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Our comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions)
Net income	$53.6	$41.4	$74.9	$56.4
Other comprehensive income (loss), net of tax:
Net change in unrealized appreciation (depreciation) on investments available for sale	7.8	(18.1)	(2.2)	(12.8)

Comprehensive income	$61.4	$23.3	$72.7	$43.6

Earnings Per Share

Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (stock options and restricted common stock) outstanding during the periods presented.

Common stock equivalents arising from dilutive stock options and restricted common stock are computed using the treasury stock method. There were 2,400,000 and 2,046,000 shares of dilutive common stock equivalents for the three and six months ended June 30, 2005, respectively, and 886,000 and 1,328,000 shares of dilutive common stock equivalents for the three and six months ended June 30, 2004, respectively. Included in the dilutive common stock equivalents for the three and six months ended June 30, 2005 are 147,000 and 136,000 shares of dilutive restricted common stock, respectively, and 91,000 and 79,000 shares of dilutive restricted common stock for the three and six months ended June 30, 2004, respectively.

Options to purchase an aggregate of 94,000 and 1,169,000 shares of common stock during the three and six months ended June 30, 2005, respectively, and 4,831,000 and 4,104,000 shares of common stock during the three and six months ended June 30, 2004, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock for each respective period. The options expire through June 2015.

We are authorized to repurchase our common stock under our stock repurchase program authorized by our Board of Directors (see Note 7). Our stock repurchase program is currently on hold. We did not repurchase any of our common stock during the three and six months ended June 30, 2005. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future rating action taken by Moody’s Investor Service (Moody’s) and Standard & Poor’s Ratings Service (S&P) (see Note 8).

Share-Based Compensation

As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), we have elected to continue accounting for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25). Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our common stock over the exercise price of the option. We apply APB Opinion No. 25 and related Interpretations in accounting for our option plans. Had compensation cost for our plans been determined based on the fair value at the grant dates of options and employee purchase rights consistent with the method prescribed in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions, except per share data)
Net income, as reported	$53.6	$41.4	$74.9	$56.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.3	0.3	0.7	0.6
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2.6)	(3.3)	(6.2)	(7.0)

Net income, pro forma	$51.3	$38.4	$69.4	$50.0

Basic earnings per share:
As reported	$0.48	$0.37	$0.67	$0.50
Pro forma	$0.46	$0.34	$0.62	$0.44
Diluted earnings per share:
As reported	$0.47	$0.36	$0.66	$0.49
Pro forma	$0.45	$0.34	$0.61	$0.44

The weighted average fair values for options granted during the three and six months ended June 30, 2005 were $11.46 and $8.84, respectively. The weighted average fair values for options granted during the three and six months ended June 30, 2004 were $6.46 and $6.93, respectively. The fair values were estimated using the Black-Scholes option-pricing model.

The weighted average assumptions used in the fair value calculation for the following periods were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	4.03%	3.64%	4.33%	2.61%
Expected option lives (in years)	3.8	3.4	3.7	3.6
Expected volatility for options	38.7%	29.7%	30.9%	28.2%
Expected dividend yield	None	None	None	None

As fair value criteria were not applied to option grants and employee purchase rights prior to 1995, and additional awards in future years are anticipated, the effects on net income and earnings per share in this pro forma disclosure may not be indicative of future amounts.

Restricted Stock

We have entered into restricted stock agreements with certain employees and have awarded shares of restricted common stock under these agreements. The shares issued pursuant to the agreements are subject to vesting and to restrictions on transfer, voting rights and certain other conditions. During the six months ended June 30, 2005 and 2004, we awarded 30,000 and 6,000 shares of restricted common stock, respectively, under these agreements. Upon issuance of the restricted shares pursuant to the agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation. This unearned compensation will be amortized over the applicable restricted periods. Compensation expense recorded for these restricted shares was $490,000 and $503,000 during the three months ended June 30, 2005 and 2004, respectively, and $1,211,000 and $1,016,000 during the six months ended June 30, 2005 and 2004, respectively.

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

Goodwill and Other Intangible Assets

The carrying amount of goodwill for our Health Plans reporting unit was $723.6 million as of June 30, 2005 and December 31, 2004.

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
	(Dollars in millions)
As of June 30, 2005:
Provider networks	$40.5	$(21.1)	$19.4	4-40
Employer groups	92.9	(92.2)	0.7	11-23

	$133.4	$(113.3)	$20.1

As of December 31, 2004:
Provider networks	$40.5	$(19.7)	$20.8	4-40
Employer groups	92.9	(91.8)	1.1	11-23

	$133.4	$(111.5)	$21.9

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, we performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2005 at our Health Plans reporting unit and also re-evaluated the useful lives of our other intangible assets with the assistance of an independent third-party professional services firm. No goodwill impairment was identified in our Health Plans reporting unit. We also determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives.

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 is as follows (dollars in millions):

2005	$3.4
2006	3.0
2007	2.6
2008	2.6
2009	1.8

Interest Rate Swap Contracts

We use interest rate swap contracts (Swap Contracts) as a part of our hedging strategy to manage certain exposures related to the effect of changes in interest rates on our 8.375% senior notes due 2011, of which $400 million in aggregate principal amount is outstanding (Senior Notes). The Swap Contracts are reflected at fair value in our consolidated balance sheets and the related Senior Notes are reflected at an amount equal to the sum of their carrying value plus or minus an adjustment representing the change in fair value of the Senior Notes attributable to the interest risk being hedged. See Note 8 for additional information on our Swap Contracts and Senior Notes.

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of June 30, 2005 and December 31, 2004, the restricted cash and cash equivalents balances totaled $16.7 million and $18.1 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies pursuant to state regulatory requirements were $122.7 million and $124.1 million as of June 30, 2005 and December 31, 2004, respectively, and are included in investments available for sale. In connection with the expiration of our old TRICARE contracts, we had set aside $38.9 million in cash as of December 31, 2004 as required under those TRICARE contracts to pay the run-out claims which were included in other noncurrent assets on the accompanying consolidated balance sheets. As of June 30, 2005, we had completed payment of the run-out claims and are no longer required to set aside cash for this purpose.

Due to the downgrade of our senior unsecured debt rating in September 2004 (see Note 8), we were required under the Swap Contracts relating to our Senior Notes to post cash collateral for the unrealized loss position above the minimum threshold level. As of June 30, 2005 and December 31, 2004, the posted collateral was $2.3 million and $3.7 million, respectively, and was included in other noncurrent assets.

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

This statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting. The provisions of SFAS No. 123(R) are effective for financial statements with the first interim or annual reporting period beginning after June 15, 2005. However, the SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for SFAS No. 123(R). The SEC would require that registrants that are not small business issuers adopt SFAS No. 123(R)’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. As a result, we will not be required to adopt SFAS No. 123(R) until January 1, 2006. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and the pro forma impact on net income and earnings per share. Under SFAS No. 123(R) pro forma disclosure will no longer be an alternative. We will apply SFAS No. 123(R) using the most appropriate fair value model for our company beginning with the three month period ending March 31, 2006.

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

The TRICARE contract for the North Region is made up of two major revenue components, health care services and administrative services. Health care services revenue includes health care costs, including paid claims and estimated incurred but not reported (IBNR) expenses, for care provided for which we are at risk and underwriting fees earned for providing the health care and assuming underwriting risk in the delivery of care. Administrative services revenue encompasses all other services provided to both the government customer and to beneficiaries, including services such as medical management, claims processing, enrollment, customer services and other services unique to the managed care support contracts with the government. Revenues associated with the transition from our old TRICARE contracts to the TRICARE contract for the North Region are recognized over the entire term of the TRICARE contract for the North Region.

Under the TRICARE contract for the North Region, we record amounts receivable and payable for estimated health care IBNR expenses and report such amounts separately on the accompanying consolidated balance sheets. These amounts are the same since all of the estimated health care IBNR expenses incurred are offset by an equal amount of revenues earned.

Health care costs and associated revenues are recognized as the costs are incurred and the associated revenue is earned. Revenue related to administrative services is recognized as the services are provided and the associated revenue is earned.

Other government contracts revenues are recognized in the month in which the eligible beneficiaries are entitled to health care services or the month in which the administrative services are performed or the period that coverage for services is provided.

Amounts receivable under government contracts are comprised primarily of health care services and change orders for services not originally specified in the contracts. Change orders arise because the government often directs us to implement changes to our contracts before the scope and/or value is defined or negotiated. We start to incur costs immediately, before we have proposed a price to the government. In these situations, we make no attempt to estimate and record revenue. Our policy is to collect and defer the costs incurred. Once we have submitted a cost proposal to the government, we will record the costs and the appropriate value for revenue, using our best estimate of what will ultimately be negotiated.

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

Loss from other corporate entities, which are not part of our Health Plan Services and Government Contracts reportable segments, are excluded from our measurement of segment performance. Other corporate entities include our facilities, warehouse, reinsurance and surgery center subsidiaries. Litigation, severance and related benefits and gain on sale of businesses are excluded from our measurement of segment performance since they are not managed within either of our reportable segments.

Our segment information is as follows:

	Health Plan Services	Government Contracts	Total
	(Dollars in millions)
Three Months Ended June 30, 2005
Revenues from external sources	$2,390.7	$610.7	$3,001.4
Intersegment revenues	9.6	—	9.6
Segment profit	81.4	31.1	112.5

Three Months Ended June 30, 2004
Revenues from external sources	$2,399.0	$504.3	$2,903.3
Intersegment revenues	9.8	—	9.8
Segment profit	55.1	23.8	78.9

Six Months Ended June 30, 2005
Revenues from external sources.	$4,788.4	$1,107.4	$5,895.8
Intersegment revenues	18.9	—	18.9
Segment profit	175.7	47.7	223.4

Six Months Ended June 30, 2004
Revenues from external sources.	$4,803.3	$1,008.3	$5,811.6
Intersegment revenues	19.9	—	19.9
Segment profit	59.1	45.8	104.9

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income from operations before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions)
Total reportable segment profit	$112.5	$78.9	$223.4	$104.9
(Loss) income from corporate and other entities	(8.2)	6.1	(19.7)	2.8
Litigation and severance and related benefit costs	(16.2)	(17.4)	(83.3)	(17.4)
Gain on sale of businesses	—	—	—	1.9

Income from operations before income taxes as reported	$88.1	$67.6	$120.4	$92.2

5. LITIGATION AND SEVERANCE AND RELATED BENEFIT COSTS

Litigation

On June 30, 2005, a jury in Louisiana state court returned a $117 million verdict against us in a lawsuit arising from the 1999 sale of three health plan subsidiaries of the Company (see Note 9). On August 2, 2005, the Court entered final judgment on the jury’s verdict in the AmCare-TX matter. In its final judgment, the Court, among other things, reduced the compensatory damage award to $44.5 million (which is 85% of the jury’s $52.4 million compensatory damage award) and rejected the AmCare-TX receiver’s demand for a trebling of the compensatory damages. The judgement also included the award of $65 million in punitive damages. We recorded a pretax charge of $15.9 million representing total estimated legal defense costs related to this litigation.

On May 3, 2005, we and the representatives of approximately 900,000 physicians and state and other medical societies announced that we had signed an agreement (Class Action Settlement Agreement) settling the lead physician provider track action in the multidistrict class action lawsuit (see Note 9). The Class Action Settlement Agreement requires us to pay $40 million to general settlement funds and an expected award of up to $20 million for plaintiffs’ legal fees. During the three months ended March 31, 2005, we recorded a pretax charge of approximately $65.6 million in connection with the Class Action Settlement Agreement, legal expenses and other expenses related to this litigation.

Severance and Related Benefits

On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative costs, we would commence an involuntary workforce reduction of approximately 500 positions, which included reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast. We recorded a pretax charge of $17.4 million in the three months ended June 30, 2004 related to this workforce reduction. The workforce reduction was substantially completed as of June 30, 2005. As of June 30, 2005, approximately $21.5 million of the severance and related benefit costs had been paid out including $5.8 million in 2005, and we currently anticipate that $5.5 million will be paid out during the remainder of 2005. We plan to use cash flows from operations to fund these payments.

Severance and related benefit costs incurred in connection with the involuntary workforce reduction as of June 30, 2005 are as follows:

	Reportable Segments		Total Reportable Segments	Corporate and Other	Total
	Health Plan Services	Government Contracts
	(Dollars in millions)
Total amount expected to be incurred	$17.2	$0.2	$17.4	$9.6	$27.0

Cumulative amount incurred as of December 31, 2004	$17.6	$0.2	$17.8	$7.5	$25.3
Amount incurred during the three months ended March 31, 2005	—	—	—	1.4	1.4
Amount (released) incurred during the three months ended June 30, 2005	(0.4)	—	(0.4)	0.7	0.3

Cumulative amount incurred as of June 30, 2005	$17.2	$0.2	$17.4	$9.6	$27.0

A reconciliation of our liability balances for severance and related benefit costs incurred in connection with the involuntary workforce reduction is as follows:

	Reportable Segments		Total Reportable Segments	Corporate and Other	Total
	Health Plan Services	Government Contracts
	(Dollars in millions)
Balance as of January 1, 2004	$—	$—	$—	$—	$—
Amount incurred during the year ended December 31, 2004	17.6	0.2	17.8	7.5	25.3
Cash payments made during the year ended December 31, 2004	(10.0)	(0.2)	(10.2)	(5.5)	(15.7)

Balance as of December 31, 2004	7.6	—	7.6	2.0	9.6
Amount incurred during the three months ended March 31, 2005	—	—	—	1.4	1.4
Cash payments made during the three months ended March 31, 2005	(1.9)	—	(1.9)	(0.6)	(2.5)

Balance as of March 31, 2005	$5.7	$—	$5.7	$2.8	$8.5
Amount (released) incurred during the three months ended June 30, 2005	(0.4)	—	(0.4)	0.7	0.3
Cash payments made during the three months ended June 30, 2005	(2.8)	—	(2.8)	(0.5)	(3.3)

Balance as of June 30, 2005	$2.5	$—	$2.5	$3.0	$5.5

6. TRANSACTIONS AND DIVESTITURES

Sale-Leaseback Transaction

On June 30, 2005, we entered into a Master Lease Financing Agreement (Lease Agreement) with an independent third party (Lessor). Pursuant to the terms of the Lease Agreement, we sold certain of our non-real estate fixed assets with a net book value of $76.5 million as of June 30, 2005 to Lessor for the sale price of $80 million (less approximately $1.0 million in certain costs and expenses) and simultaneously leased such assets from Lessor under an operating lease for an initial term of three years, which term may be extended at our option for an additional term of four quarters subject to the terms of the Lease Agreement. In connection with the sale-leaseback transaction, we granted Lessor a security interest of $80 million in certain of our non-real estate fixed assets. The gain of $2.5 million on the sale of the fixed assets has been deferred in accordance with SFAS No. 13 “Accounting for Leases” and will be recognized in proportion to the lease expense over the lease term. Payments under the Lease Agreement are $2.8 million per quarter, plus an interest component subject to adjustment on a quarterly basis. At the expiration of the term of the Lease Agreement, we will have the option to purchase from, or return to, Lessor all, but not less than all, of the leased assets, subject to the terms of the Lease Agreement.

Following the execution of the Lease Agreement, we and Lessor entered into amendments to the Lease Agreement which provided for, among other things, a special termination date for the Lease Agreement. The Lease Agreement, as amended, now provides that it will terminate in accordance with its terms if, on or before September 20, 2005, we have not (1) consummated the full syndication of the $80 million financing arrangement contemplated by the Lease Agreement or (2) repaid in full amounts owed under the Lease Agreement (Syndication Default).

In connection with the amendment of the Lease Agreement, we issued an $80 million irrevocable standby Letter of Credit to Lessor which expires on September 30, 2005. Pursuant to the terms of the Lease Agreement, upon the occurrence of a Syndication Default or a bankruptcy of the Company, Lessor will be entitled to draw on the Letter of Credit in addition to its other remedies under the Lease Agreement.

Sale of Gem Holding Corporation and Gem Insurance Company

Effective February 28, 2005, we completed the sale of our wholly-owned subsidiaries Gem Holding Corporation and Gem Insurance Company (the Gem Companies), to SafeGuard Health Enterprises, Inc. (the Gem Sale). In connection with the Gem Sale, we received a promissory note of approximately $3.1 million, which was paid in full in cash on March 1, 2005. We did not recognize any pretax gain or loss but did recognize a $2.2 million income tax benefit related to the Gem Sale in the three months ended March 31, 2005.

The Gem Companies were historically reported as part of our Health Plan Services reportable segment. The Gem Companies had been inactive subsidiaries and their revenues and expenses were negligible for the six months ended June 30, 2005 and 2004.

Sale of American VitalCare and Managed Alternative Care Subsidiaries

On March 1, 2004, we completed the sale of our wholly-owned subsidiaries, American VitalCare, Inc. and Managed Alternative Care, Inc. We received a cash payment of approximately $11 million. These subsidiaries were reported as part of our Government Contracts reportable segment. We recorded a pretax gain of $1.9 million related to the sale of these subsidiaries during the three months ended March 31, 2004.

These subsidiaries had $2.3 million of total revenues for the three months ended March 31, 2004 and $0.2 million of income before income taxes for the three months ended March 31, 2004. As of the date of sale, these subsidiaries had a combined total of approximately $2.3 million in net equity which we fully recovered through the sales proceeds.

7. STOCK REPURCHASE PROGRAM

Our Board of Directors has authorized us to repurchase up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under a stock repurchase program. After giving effect to realized exercise proceeds and tax benefits from the exercise of employee stock options, our total authority under our stock repurchase program is estimated at $639 million. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of June 30, 2005, we had repurchased an aggregate of 19,978,655 shares of our common stock under our stock repurchase program at an average price of $26.86 for aggregate consideration of approximately $536.6 million after taking into account exercise proceeds and tax benefits from the exercise of employee stock options. The remaining authorization under our stock repurchase program as of June 30, 2005 was $102 million.

We did not repurchase any shares of common stock during the six months ended June 30, 2005. As a result of the ratings action taken by Moody’s in September 2004 and S&P in November 2004 with respect to our senior unsecured debt rating, we ceased repurchasing shares of common stock under our stock repurchase program. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future ratings action taken by Moody’s or S&P (see Note 8).

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

Senior Credit Facility

We have a $700 million five-year revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and the other lenders party thereto. As of June 30, 2005, no amounts were outstanding under our senior credit facility.

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

On March 1, 2005, we entered into an amendment to our senior credit facility. The amendment, among other things, amends the definition of Consolidated EBITDA (earnings before interest, tax, depreciation and amortization) to exclude up to $375 million relating to cash and non-cash, non-recurring charges in connection with litigation and provider settlement payments, any increase in medical claims reserves and any premiums relating to the repayment or refinancing of our Senior Notes to the extent such charges cause a corresponding reduction in Consolidated Net Worth (as defined in the senior credit facility). Such exclusion from the calculation of the Consolidated EBITDA is applicable to the five fiscal quarters commencing with the fiscal quarter ended December 31, 2004 and ending with the fiscal quarter ended December 31, 2005.

On August 8, 2005, we entered into a second amendment to our senior credit facility. The second amendment, among other things, amends the definition of Minimum Borrower Cash Flow Fixed Charge Coverage Ratio to exclude from the calculation of Minimum Borrower Cash Flow Fixed Charge Coverage Ratio any capital contributions made by the parent company to its regulated subsidiaries if such capital contribution is derived from the proceeds of a sale, transfer, lease or other disposition of the parent company’s assets.

Letters of Credit

We can obtain letters of credit in an aggregate amount of $200 million under our senior credit facility, which reduces the maximum amount available for borrowing under our senior credit facility. As of June 30, 2005, we had secured letters of credit totaling $18.1 million to guarantee workers’ compensation claim payments to certain external third-party insurance companies in the event that we do not pay our portion of the workers’ compensation claims. On July 7, 2005, we issued an $80 million irrevocable standby letter of credit in connection with the sale-leaseback transaction which has an expiration date of September 30, 2005 (see Note 6). As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the senior credit facility is $601.9 million. No amounts have been drawn on any of these letters of credit.

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

The Swap Contracts have an aggregate notional principal amount of $400 million and effectively convert the fixed rate on the Senior Notes to a variable rate of six-month LIBOR plus 399.625 basis points. As of June 30, 2005, the Swap Contracts reduced the effective interest rate of the Senior Notes by 68 basis points from 8.375% to 7.7%. The expected effective variable rate on the Senior Notes was 9.2% as of June 30, 2005. As of June 30, 2005, the Swap Contracts were reflected at positive fair value of $1.5 million in our consolidated balance sheet and the related Senior Notes were reflected at an amount equal to the sum of their carrying value plus $1.5 million. The downgrades by Moody’s and S&P of our senior unsecured debt rating had no impact on our accounting for the Swap Contracts.

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

On August 5, 2004, the District Court granted plaintiffs’ motion for class certification and issued an Order certifying a nationwide class of Health Net subscribers who received medical services or supplies from an out-of-network provider and to whom Defendants paid less than the providers’ actual charge during the period from 1997 to 2004. On August 23, 2004, we requested permission from the Court of Appeals for the Third Circuit to appeal the District Court’s class certification Order pursuant to Rule 23(f) of the Federal Rules of Civil Procedure. On November 14, 2004, the Court of Appeals for the Third Circuit granted our motion to appeal. On March 4, 2005, the Third Circuit issued a briefing and scheduling order for our appeal. Briefing on the appeal was completed on June 15, 2005. Although oral argument has not yet been scheduled, the Third Circuit recently inquired as to counsels’ availability to present oral argument in October 2005.

On December 13, 2004, Plaintiffs filed a motion to further amend their complaint to add additional class representatives. On January 12, 2005, the District Court denied the plaintiffs’ motion because it lacked jurisdiction as a result of our pending appeal of its class certification order. Thereafter, the District Court certified to the Third Circuit that, if it were vested with jurisdiction, it would grant the motion to amend the complaint to add the additional class representatives, and would be inclined to amend its prior class certification order. Plaintiffs and defendants have submitted letter briefs to the Third Circuit concerning the effect, if any, of the District Court’s certification; the Third Circuit has not yet ruled on this issue.

On January 13, 2005, counsel for the plaintiffs in the McCoy/Wachtel actions filed a separate class action against Health Net, Inc., Health Net of the Northeast, Inc., Health Net of New York, Inc., Health Net Life Insurance Co., and Health Net of California, Inc. captioned Sharman v. Health Net, Inc., 05-CV-00301 (FSH)(PS) (United States District Court for the District of New Jersey) on behalf of the same parties who would have been added to the McCoy/Wachtel action as additional class representatives had the District Court granted the plaintiffs’ motion for leave to amend their complaint in that action. This new action contains similar allegations to those made by the plaintiffs in the McCoy/Wachtel action.

Discovery has concluded and a final pre-trial order was submitted to the District Court on June 28, 2005. Both sides have moved for summary judgment, and briefing on those motions has been completed. In their summary judgment briefing, plaintiffs also sought appointment of a monitor to oversee certain of our claims payment practices which plaintiffs allege are wrongful. We have opposed the appointment of a monitor. Notwithstanding our pending Third Circuit appeal of the District Court’s class certification order, a trial date was set for September 19, 2005. On July 29, 2005, we filed a motion in the District Court to stay the District Court action and the trial in light of the pending Third Circuit appeal. On August 4, 2005, the District Court denied our motion to stay and instead adjourned the September 19 trial date and ordered that the parties be prepared to go to trial on seven days’ notice as of September 19, 2005. Plaintiffs have not specified the amount of damages being sought in this litigation, but they have indicated that they believe the amount of damages recoverable could be substantial.

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

The provider track includes the following actions involving us: Shane v. Humana, Inc., et al. (including Health Net, Inc.) (filed in the Southern District of Florida on August 17, 2000 as an amendment to a suit filed in the Western District of Kentucky), California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. (filed in the Northern District of California in May 2000), Klay v. Prudential Ins. Co. of America, et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on February 22, 2001 as an amendment to a case filed in the Northern District of California), Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Lynch v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Sutter v. Health Net of the Northeast, Inc. (filed in New Jersey state court on April 26, 2002), Medical Society of New Jersey v. Health Net, Inc., et al., (filed in New Jersey state court on May 8, 2002), Knecht v. Cigna, et al. (including Health Net, Inc.) (filed in the District of Oregon in May 2003), Solomon v. Cigna, et. al. (including Health Net, Inc.) (filed in the Southern District of Florida on October 17, 2003), Ashton v. Health Net, Inc., et al. (filed in the Southern District of Florida on January 20, 2004), and Freiberg v. UnitedHealthcare, Inc., et al. (including Health Net, Inc.) (filed in the Southern District of Florida on February 24, 2004). These actions allege that the defendants, including us, systematically underpaid providers for medical services to members, have delayed payments to providers, imposed unfair contracting terms on providers, and negotiated capitation payments inadequate to cover the costs of the health care services provided and assert claims under the Racketeer Influenced and Corrupt Organizations Act (RICO), ERISA, and several state common law doctrines and statutes. Shane, the lead physician provider track action, asserts claims on behalf of physicians and seeks certification of a nationwide class. The Knecht, Solomon, Ashton and Freiberg cases all are brought on behalf of health care providers other than physicians and seek certification of a nationwide class of similarly situated health care providers. Other than Shane, all provider track actions involving us have been stayed.

On May 3, 2005, we and the representatives of approximately 900,000 physicians and state and other medical societies announced that we had signed an agreement settling Shane, the lead physician provider track action. The settlement agreement requires us to pay $40 million to general settlement funds and an expected award of up to $20 million for plaintiffs’ legal fees. During the three months ended March 31, 2005, we recorded a pretax charge of approximately $65.6 million in connection with the settlement agreement, legal expenses and other expenses related to the MDL 1334 litigation.

The settlement agreement also includes a commitment that we institute a number of business practice changes. Among the business practice changes we have agreed to implement are: enhanced disclosure of certain claims payment practices; conforming claims-editing software to certain editing and payment rules and standards; payment of electronically submitted claims in 15 days (30 days for paper claims); use of a uniform definition of “medical necessity” that includes reference to generally accepted standards of medical practice and credible scientific evidence published in peer-reviewed medical literature; establish a billing dispute external review board to afford prompt, independent resolution of billing disputes; provide 90-day notice of changes in practices and policies and implement various changes to standard form contracts; establish an independent physician advisory committee; and, where physicians are paid on a capitation basis, provide projected cost and utilization information, provide periodic reporting and not delay assignment to the capitated physician.

On May 10, 2005, the District Court issued an order granting its preliminary approval of the settlement agreement and scheduled a hearing for September 19, 2005 to address final approval. If finally approved by the District Court, we anticipate that the settlement agreement would result in the conclusion of substantially all pending provider track cases filed on behalf of physicians.

We intend to defend ourselves vigorously in the Knecht, Solomon, Ashton and Freiberg litigation. These proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of these proceedings should not have a material adverse effect on our financial condition and liquidity.

Lawsuits Relating to Sale of Businesses

AmCareco Litigation

We are a defendant in two related litigation matters pending in state courts in Louisiana and Texas, both of which relate to claims asserted by three receivers overseeing the liquidation of health plans in Louisiana, Texas and Oklahoma that were previously owned by our former wholly-owned subsidiary, Foundation Health Corporation (FHC). In 1999, FHC sold its interest in these plans to AmCareco, Inc. (AmCareco). In 2002, three years after the sale of the three health plans, the plans were placed under applicable state oversight and ultimately placed into receivership later that year. The receivers for each of the plans later filed suit against certain of AmCareco’s officers, directors and investors, AmCareco’s independent auditors and outside counsel, and us. The plaintiffs contend that, among other things, we were responsible as a “controlling shareholder” of AmCareco following the sale of the plans for post-acquisition misconduct by AmCareco and others that caused the three health plans ultimately to be placed into receiverships.

On June 16, 2005, a trial of the claims asserted against us by the three receivers commenced in state court in Baton Rouge, Louisiana. The claims of the receiver for the Texas plan (AmCare-TX) were tried before a Louisiana jury and the claims of the receiver for the Louisiana plan (AmCare-LA) and the receiver for the Oklahoma plan (AmCare-OK) were simultaneously tried before the Court. On June 30, 2005, the jury considering the claims of AmCare-TX returned a $117 million verdict against us, consisting of $52.4 million in compensatory damages and $65 million in punitive damages. The jury found us 85% at fault for the compensatory damages based on the AmCare-TX receiver’s claims of breach of fiduciary duty, fraud, unfair or deceptive acts or practices and conspiracy. Following the jury verdict, the AmCare-TX receiver asserted that, as an alternative to the award of punitive damages, the Court could award up to three times the compensatory damages awarded to the AmCare-TX receiver. We opposed that assertion. On August 2, 2005, the Court entered final judgment on the jury’s verdict in the AmCare-TX matter. In its final judgment, the Court, among other things, reduced the compensatory damage award to $44.5 million (which is 85% of the jury’s $52.4 million compensatory damage award) and rejected the AmCare-TX receiver’s demand for a trebling of the compensatory damages. The judgement also included the award of $65 million in punitive damages.

The proceedings before the Court regarding the claims of the AmCare-LA receiver and the AmCare-OK receiver continued until July 8, 2005, when written final arguments were submitted. In their final written arguments, the AmCare-LA and AmCare-OK receivers asked the Court to award approximately $33.9 million in compensatory damages against us and requested that the Court award punitive or other non-compensatory damages and attorneys’ fees. The Court has not ruled on the claim for compensatory damages, and has bifurcated the claims for punitive damages, other non-compensatory damages and attorneys’ fees, and will hear additional evidence on these claims at a later date if required.

The AmCare-LA action was originally filed against us on June 30, 2003. That original action sought only to enforce a parental guarantee that FHC had issued in 1996 which obligated it to contribute sufficient capital to the Louisiana health plan to enable the plan to maintain statutory minimum capital requirements. The original action also alleged that the parental guarantee was not terminated in connection with the 1999 sale of the Louisiana plan.

The AmCare-TX and AmCare-OK actions were originally filed in Texas state court on June 7, 2004. On September 30, 2004 and October 15, 2004, the AmCare-TX receiver and the AmCare-OK receivers, respectively, intervened in the pending AmCare-LA litigation. The actions before the Texas state court remained pending despite these interventions. Following the intervention in the AmCare-LA action, all three receivers amended their complaints to assert essentially the same claims and successfully moved to consolidate their three actions in Louisiana. The consolidation occurred in November 2004. The consolidated actions then proceeded rapidly through extensive pre-trial activities, including discovery and motions for summary judgment.

On April 25, 2005, the Court granted our motion for summary judgment on the grounds that AmCareco’s mismanagement of the three plans after the 1999 sale was a superseding cause of approximately $46 million of plaintiffs’ claimed damages. On May 27, 2005, the Court reconsidered that ruling and entered a new order denying our summary judgment motion. The other defendants in the consolidated actions settled with plaintiffs before the pre-trial proceedings were completed in early June 2005.

Following the Court’s reversal of its ruling on our summary judgment motion, the Court scheduled a trial date of June 16, 2005, despite our repeated requests for a continuance to allow us to complete trial preparations and despite our argument that the Louisiana Court lacked jurisdiction to adjudicate the claims of the Texas and Oklahoma receivers due to the pendency of our appeal from the Louisiana court’s earlier order denying our venue objection. Prior to the commencement of trial, the Court severed and stayed our claims against certain of the settling defendants.

As noted above, there is substantially identical litigation against us pending in Texas. We are in the process of requesting that the Texas court stay the Texas actions pending completion of the case in Louisiana, including prosecution of anticipated appeals.

We have vigorously contested all of the claims asserted against us by the AmCare-TX receiver and the other plaintiffs in the consolidated Louisiana actions since they were first filed. We plan to continue to vigorously pursue all avenues of redress, including post-trial motions, appeals and prosecution of our pending but stayed cross-claims against other parties. Through post-trial motions, we intend to ask the Court to grant judgment in our favor notwithstanding the verdict, alternatively to substantially reduce the damages awarded by the jury, to eliminate or reduce the award of punitive damages and/or to grant a new trial. We also intend to appeal the ultimate judgment and to vigorously pursue all avenues of appellate relief. These proceedings are subject to many uncertainties, and, given their complexity and scope, their outcome, including the outcome of any appeal, cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of these proceedings should not have a material adverse effect on our financial condition and liquidity.

Superior National and Capital Z Financial Services

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

In January 2004, we removed the Cap Z Action from New York state court to the United States District Court for the Southern District of New York. We then filed a motion to dismiss all of Cap Z’s claims, and Cap Z filed a motion to remand the action back to New York state court. Both motions have been fully briefed by the parties, but no hearing date has been scheduled or any other action taken by the Federal Court on either motion.

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

Miscellaneous Proceedings

In the ordinary course of our business operations, we are also party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes, employment litigation, claims brought by members seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were either underpaid or not paid, and claims arising out of the acquisition or divestiture of various business units or other assets. We are also subject to claims relating to the performance of contractual obligations to providers, members and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims.

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

During the fourth quarter of 2004, we recorded a pretax charge of $169 million for expenses associated with provider settlements that had been, or are currently in the process of being resolved, principally involving the alleged underpayment of stop-loss claims. Included in this pretax charge is $158 million related to the health care portion of the provider settlements and $11 million related to legal costs. The remaining provider disputes liability balance relating to this pretax charge was $74 million as of June 30, 2005.

The cash payments for provider dispute settlements have been funded by cash flows from operations. During the six months ended June 30, 2005, no significant modification was made to the original estimated provider dispute liability amount, as we believe that the amount is adequate in all material respects to cover the outstanding estimated provider dispute settlements.

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

Overview

The table below and the discussion that follows summarize our results of operations for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except PMPM data)
REVENUES
Health plan services premiums	$2,390,679	$2,398,943	$4,788,368	$4,803,298
Government contracts	610,656	504,317	1,107,366	1,008,265
Net investment income	17,213	13,818	32,976	29,019
Other income	1,309	1,737	2,892	2,985

Total revenues	3,019,857	2,918,815	5,931,602	5,843,567

EXPENSES
Health plan services	2,023,174	2,062,277	4,060,047	4,169,364
Government contracts	580,685	478,927	1,060,659	959,832
General and administrative	233,723	214,244	448,950	445,729
Selling	56,082	59,993	113,355	123,570
Depreciation	10,467	10,424	22,023	20,407
Amortization	861	606	1,722	1,212
Interest	10,543	7,304	21,152	15,742
Litigation and severance and related benefit costs	16,237	17,402	83,279	17,402
Gain on sale of business	—	—	—	(1,875)

Total expenses	2,931,772	2,851,177	5,811,187	5,751,383

Income from operations before income taxes	88,085	67,638	120,415	92,184
Income tax provision	34,522	26,272	45,504	35,806

Net income	$53,563	$41,366	$74,911	$56,378

Earnings per share:
Basic	$0.48	$0.37	$0.67	$0.50
Diluted	$0.47	$0.36	$0.66	$0.49

Health plan services medical care ratio (MCR)	84.6%	86.0%	84.8%	86.8%
Government contracts cost ratio	95.1%	95.0%	95.8%	95.2%
Administrative ratio (a)	10.2%	9.4%	9.8%	9.7%
Selling costs ratio (b)	2.3%	2.5%	2.4%	2.6%
Health plan services premiums per member per month PMPM (c)	$235.03	$215.98	$233.42	$214.08
Health plan services costs PMPM (c)	$198.90	$185.67	$197.92	$185.82

(a)	The administrative ratio is computed as the sum of general and administrative (G&A) and depreciation expenses divided by the sum of health plan services premium revenues and other income.
(b)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(c)	PMPM is calculated based on total at-risk member months and excludes administrative services only (ASO) member months.

Included in the above results are pretax charges related to litigation and severance and related benefits of $16.2 million, or $0.08 per diluted share, $67.0 million, or $0.36 per diluted share, and $17.4 million, or $0.09 per diluted share for the three months ended June 30, 2005, March 31, 2005 and June 30, 2004, respectively.

Our consolidated health plan medical care ratio (MCR) for our commercial, Medicare and Medicaid health plans for the three months ended June 30, 2005 improved when compared to the three months ended June 30, 2004 and the three months ended March 31, 2005. Our MCR fell 140 basis points to 84.6% compared with 86.0% reported in the three months ended June 30, 2004 and fell 40 basis points from 85.0% reported in the three months ended March 31, 2005. This decrease in the health plan MCR reflects continued pricing discipline and moderating health care cost trends.

Beginning in the latter part of the three months ended March 31, 2004, we began to implement a plan designed to improve financial performance (2004 Financial Performance Improvement Plan). As part of the 2004 Financial Performance Improvement Plan, we increased prices in our commercial health plans and commenced a series of initiatives designed to reduce the growth rate of our commercial health care costs. Following implementation of the 2004 Financial Performance Improvement Plan, the rate of increase in commercial per member per month (PMPM) premium yields climbed from a 7.7% increase in the three months ended June 30, 2004 compared with the same period in 2003, to an 11.4% increase in the three months ended June 30, 2005 compared with the same period in 2004. We expect the rate of growth in PMPM premium yields to moderate in the ensuing quarters of 2005.

We believe that the implementation of higher premiums has caused some employer groups to leave our health plans and obtain coverage elsewhere. This caused an overall 11% decrease in commercial health plan enrollment from June 30, 2004 to June 30, 2005. The enrollment decline was most notable in our California and New Jersey health plans; however, the rate of decline in California moderated during the first half of 2005. Medicare enrollment was essentially unchanged at June 30, 2005 compared with June 30, 2004, and Medicaid enrollment increased by 4% for the same periods.

Our administrative ratio increased during the three months ended June 30, 2005 as compared to the same period in 2004 and as compared to the three months ended March 31, 2005 as we ramped up our spending for Medicare expansion and increased marketing activities. In addition, we recognized $4.0 million as a reduction in G&A expenses for the three months ended June 30, 2004 related to a settlement of a note receivable. Our selling costs ratio was 2.3% for the three months ended June 30, 2005, compared with 2.5% in the same period last year consistent with the decline in Small Group and Individual enrollment over the same periods.

Cash flow from operations declined by $23.2 million to $(10.7) million of net cash used in operations for the three months ended June 30, 2005 compared to $12.5 million of net cash provided by operations for the same period in 2004, and declined by $105.9 million compared to $95.2 million of cash provided from operations for the three months ended March 31, 2005. These declines were primarily driven by payments for provider dispute settlements and acceleration of claim payments.

Health plan services premiums for the three months ended June 30, 2005 decreased slightly to $2,390.7 million from $2,398.9 million for the three months ended June 30, 2004 and from $2,397.7 million for the three months ended March 31, 2005, primarily as a result of the enrollment decline which was mostly offset by increase in PMPM premium yields.

Government contracts revenue for the three months ended June 30, 2005 increased to $610.7 million from $504.3 million for the three months ended June 30, 2004 and from $496.7 million for the three months ended March 31, 2005. These increases resulted from the rise in demand for health care services among the TRICARE beneficiaries under our TRICARE contract for the North Region.

Overall PMPM health plan health care costs rose by 7.1% in the three months ended June 30, 2005 compared to the same period in 2004. Our PMPM commercial health care cost rose by 9.3% over the same period.

Reserves for claims and other settlements decreased by $89.8 million to $1,065.5 million at June 30, 2005 from $1,155.3 million at March 31, 2005. This decline was the result of $37 million in total provider settlement payments, lower at-risk enrollment and an acceleration in claim payments. Included in reserves for claims and other settlements as of June 30, 2005 is approximately $74 million for provider settlements associated with the charge taken in the fourth quarter of 2004.

Days claims payable (DCP) decreased to 49.9 days for the three months ended June 30, 2005 compared with 51.4 days for the three months ended March 31, 2005 and increased when compared with 46.6 days for the three months ended June 30, 2004.

Our effective tax rate for the three months ended June 30, 2005 was 39.2% versus 38.8% for the same period in 2004. We expect our effective tax rate to be 38.7% for the full year of 2005.

On June 30, 2005, we entered into an agreement in which we sold certain of our non-real estate fixed assets to an independent third party for net cash proceeds of $79.0 million and simultaneously leased such assets from an independent third party under an operating lease for an initial term of three years. The net proceeds from the sale were used to increase the capital level of our California health plan. Payments under the Lease Agreement are $2.8 million per quarter, plus interest, payable in arrears (see Note 6).

Results of Operations

Health Plan Membership

The following table below summarizes our health plan membership information by program and by state at June 30, 2005 and 2004 and the change in membership by program and by state between June 30, 2005 and 2004:

	Commercial (including ASO members)			Medicare Risk			Medicaid			Health Plan Total
	2005	2004	Change	2005	2004	Change	2005	2004	Change	2005	2004	Change
	(Membership in thousands)
Arizona	119	126	(7)	31	36	(5)	—	—	—	150	162	(12)
California	1,524	1,688	(164)	93	97	(4)	700	662	38	2,317	2,447	(130)
Connecticut	285	296	(11)	27	27	—	94	97	(3)	406	420	(14)
New Jersey	176	274	(98)	—	—	—	42	44	(2)	218	318	(100)
New York	245	274	(29)	6	5	1	—	—	—	251	279	(28)
Oregon	138	128	10	14	5	9	—	—	—	152	133	19

Total	2,487	2,786	(299)	171	170	1	836	803	33	3,494	3,759	(265)

Total health plan membership decreased 7.0% to approximately 3.5 million members at June 30, 2005 from approximately 3.8 million members at June 30, 2004.

Enrollment in our commercial health plans, including ASO members, decreased 11% at June 30, 2005 compared to the same period in 2004. This decrease was primarily attributable to the continued impact of premium pricing increases implemented in early 2004 to address higher health care costs and network provider issues. The enrollment decline was primarily seen in our California plan which had a net decline of 62,000 members in the large group market and a net decline of 102,000 members in the small group market. Our New Jersey plan experienced a net decline of 53,000 members in the large group market and a net decline of 45,000 in the small group market. Overall, small group and individual enrollment declined 18% and large group enrollment declined 10% from June 30, 2004 to June 30, 2005. We expect the rate of enrollment declines to moderate in the second half of 2005.

Membership in our federal Medicare Risk program remained at approximately the same level at June 30, 2005 compared to the same period in 2004.

We participate in state Medicaid programs in California, Connecticut and New Jersey. California membership, where the program is known as Medi-Cal, comprised 84% and 82% of our Medicaid membership at June 30, 2005 and 2004, respectively. Overall Medicaid membership increased by 4% from June 30, 2004 to June 30, 2005, primarily due to a 38,000 membership increase in California.

Government Contracts Membership

Under our TRICARE contract for the North Region, we provide health care services to approximately 2.9 million eligible beneficiaries in the Military Health System (MHS), including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.1 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of June 30, 2005, there were approximately 1.4 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract. In 2004, prior to our transition to the North Region contract, our old TRICARE contracts, which comprised three contracts covering five regions, had covered approximately 1.5 million TRICARE eligibles as of June 30, 2004.

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

Health Plan Services Premiums

Total Health Plan Services premiums decreased slightly by $8.3 million, or 0.3%, to $2,390.7 million for the three months ended June 30, 2005 from $2,398.9 million for the same period in 2004 and by $14.9 million, or 0.3%, to $4,788.4 million for the six months ended June 30, 2005 from $4,803.3 million for the same period in 2004 as shown in the following table:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in millions)
Decrease in commercial premium revenue over the same period of prior year	$(37.9)	$(72.2)
Increase in Medicare Risk premium revenue over the same period of prior year	16.0	37.6
Increase in Medicaid premium revenue over the same period of prior year	13.6	19.7

Total decrease in Health Plan Services premiums	$(8.3)	$(14.9)

Commercial premium revenues decreased by $37.9 million, or 2.2%, for the three months ended June 30, 2005 and $72.2 million, or 2.1%, for the six months ended June 30, 2005 as compared to the same periods in 2004, respectively. These decreases were largely attributable to membership losses, primarily in California and New Jersey. This decline in membership was partially offset by an increase in premium rates attributable to our implementation of higher rates in our large and small group markets in all of our health plans to account for higher health care costs as shown in the following table:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in millions)
Large Group:
Increase in commercial premium rates	$139.3	$276.1
Decrease in commercial membership	(134.6)	(276.3)

Increase (Decrease) in commercial premium revenue over the same period of prior year	4.7	(0.2)

Small Group:
Increase in commercial premium rates	$50.2	$101.3
Decrease in commercial membership	(98.1)	(182.1)

Decrease in commercial premium revenue over the same period of prior year	(47.9)	(80.8)

Other (includes individual, Medicare supplement and ASO products)	5.3	8.8

Total decrease in commercial premium revenue over the same period of prior year	$(37.9)	$(72.2)

Increase in commercial premium PMPM over the same period of prior year	11.4%	11.2%

Medicare Risk premiums increased by $16.0 million, or 4.3%, for the three months ended June 30, 2005 and $37.6 million, or 5.1%, for the six months ended June 30, 2005 as compared to the same periods in 2004, respectively. This increase was primarily attributable to rate increases seen in all states, except New York, due to increases in the per-member rates paid to us by CMS as shown in the following table:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in millions)
Increase in Medicare Risk premium rates	$13.9	$34.8
Increase in Medicare Risk membership	2.1	2.8

Increase in Medicare Risk premium revenue over the same period of prior year	$16.0	$37.6

Increase in Medicare Risk premium PMPM over the same period of prior year	3.7%	4.7%

Medicaid premiums increased by $13.6 million, or 5.1%, for the three months ended June 30, 2005 and $19.7 million, or 3.6%, for the six months ended June 30, 2005 as compared to the same periods in 2004, respectively. These increases are attributable to rate increases and an increase in California’s Medicaid membership as shown in the following table:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in millions)
Increase in Medicaid premium rates	$6.5	$14.4
Increase in Medicaid membership	7.1	5.3

Increase in Medicaid premium revenue over the same period of prior year	$13.6	$19.7

Increase in Medicaid premium PMPM over the same period of prior year	2.4%	2.7%

Government Contracts Revenues

Government Contracts revenues increased by $106.3 million, or 21.1%, and by $99.1 million, or 9.8%, for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004, primarily due to an increase in health care services provided under the new TRICARE contract for the North Region from a rise in demand for private sector services as a direct result of heightened military activity.

Net Investment and Other Income

The changes in net investment and other income for the three and six months ended June 30, 2005 compared to the same periods in 2004 are as follows:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	$	%	$	%
	(Dollars in millions)
Increase in net investment income over the same period of prior year	$3.4	24.6%	$4.0	13.6%
Increase in other income over the same period of prior year	$(0.4)	(24.6)%	(0.1)	(3.1)%

Net investment income increased by $3.4 million or 24.6% for the three months ended June 30, 2005 and by $4.0 million, or 13.6%, for the six months ended June 30, 2005 as compared to the same periods in 2004 primarily due to a rise in interest rates and an increase in average investable assets.

Health Plan Services Costs

Health Plan Services MCR decreased to 84.6% for the three months ended June 30, 2005 and 84.8% for the six months ended June 30, 2005 as compared to 86.0% and 86.8% for the same periods in 2004, respectively. These decreases reflect continued pricing discipline and moderating health care cost trends.

Health Plan Services costs decreased by $39.1 million, or 1.9%, to $2,023.2 million for the three months ended June 30, 2005 from $2,062.3 million for the same period in 2004 and by $109.4 million, or 2.6%, to $4,060.0 million for the six months ended June 30, 2005 from $4,169.4 million for the same period in 2004 as shown in the following table:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in millions)
Decrease in commercial health care costs over the same period of prior year	$(62.2)	$(149.0)
Increase in Medicare Risk health care costs over the same period of prior year	12.8	27.0
Increase in Medicaid health care costs over the same period of prior year	10.3	12.6

Total decrease in Health Plan Services health care costs	$(39.1)	$(109.4)

Commercial health care costs decreased by $62.2 million, or 4.1%, for the three months ended June 30, 2005 and by $149.0 million, or 4.9%, for the six months ended June 30, 2005 as compared to the same periods in 2004, respectively. This decrease is attributable to membership losses, primarily in California and New Jersey, partially offset by increased physician and hospital costs as shown in the following table:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in millions)
Large Group:
Increase in commercial health care cost rates	$83.6	$136.9
Decrease in commercial membership	(116.5)	(238.3)

Decrease in commercial health care costs over the same period of prior year	(32.9)	(101.4)

Small Group:
Increase in commercial health care cost rates	$52.2	$90.7
Decrease in commercial membership	(80.5)	(149.1)

Decrease in commercial health care costs over the same period of prior year	(28.3)	(58.4)

Other (includes individual and Medicare supplement products)	(1.0)	10.8

Total decrease in commercial health care costs over the same period of prior year	$(62.2)	$(149.0)

Increase in commercial health care cost PMPM over the same period of prior year	9.3%	8.1%

Medicare Risk health care costs increased by $12.8 million, or 3.8%, for the three months ended June 30, 2005 and $27.0 million, or 4.1%, for the six months ended June 30, 2005 as compared to the same periods in 2004, respectively. Medicare Risk health care costs increased primarily as a result of higher hospital costs and physician costs combined with a slight increase in overall Medicare Risk membership as shown in the following table:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in millions)
Increase in Medicare Risk health care cost rates	$10.9	$24.5
Increase in Medicare Risk membership	1.9	2.5

Increase in Medicare Risk health care costs over the same period of prior year	$12.8	$27.0

Increase in Medicare Risk health care cost PMPM over the same period of prior year	3.3%	3.7%

Medicaid health care costs increased by $10.3 million, or 4.6%, for the three months ended June 30, 2005 and $12.6 million, or 2.8%, for the six months ended June 30, 2005 as compared to the same periods in 2004, respectively. Medicaid health care costs increased driven by higher hospital costs from higher bed day utilization, and an increase in overall Medicaid membership as shown in the following table:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in millions)
Increase in Medicaid health care cost rates	$4.4	$8.2
Increase in Medicaid membership	5.9	4.4

Increase in Medicaid health care costs over the same period of prior year	$10.3	$12.6

Increase in Medicaid health care cost PMPM over the same period of prior year	2.0%	1.9%

Government Contracts Costs

Government Contracts costs increased by $101.8 million, or 21.2%, and by $100.8 million, or 10.5%, for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004, respectively, primarily due to higher costs of the new TRICARE contract for the North Region from a rise in demand for private sector services as a direct result of heightened military activity.

The Government contracts ratio increased by 10 basis points to 95.1% for the three months ended June 30, 2005 and by 60 basis points to 95.8% for the six months ended June 30, 2005 as compared to 95.0% and 95.2% for the same periods in 2004, respectively, primarily due to higher health care costs in the new TRICARE contract for the North Region.

General, Administrative and Other Costs

G&A costs increased by $19.5 million, or 9.1%, for the three months ended June 30, 2005 and by $3.2 million, or 0.7%, for the six months ended June 30, 2005 as compared to the same period in 2004, respectively. Our administrative ratio (G&A and depreciation expenses as a percentage of Health Plan Services premiums and other income) increased to 10.2% and 9.8% for the three and six months ended June 30, 2005, respectively, from 9.4% and 9.7% for the same periods in 2004, respectively. The increase is primarily due to our increased spending in preparation for our Medicare expansion plans and increase in marketing activities. In addition, we recognized $4.0 million as a reduction in G&A expenses for the three months ended June 30, 2004 related to a settlement of a note receivable.

The selling costs ratio (selling costs as a percentage of Health Plan Services premiums) decreased to 2.3% and 2.4% for the three and six months ended June 30, 2005, respectively, from 2.5% and 2.6% for the same periods in 2004, respectively. The decreases are primarily due to a decline in our small group and individual membership.

Amortization and depreciation expense increased by $0.3 million, or 2.7%, for the three months ended June 30, 2005 and $2.1 million, or 9.8%, for the six months ended June 30, 2005 as compared to the same periods in 2004, respectively. The increases are primarily due to addition of new assets placed in production related to our Health Net One systems.

Interest expense increased by $3.2 million, or 44.3%, for the three months ended June 30, 2005 and $5.4 million, or 34.4%, for the six months ended June 30, 2005 as compared to the same periods in 2004, respectively. The increases resulted primarily from a 150 basis point increase in the interest rate on our Senior Notes due to the downgrade of our senior unsecured debt rating. See Note 8 to our consolidated financial statements for further information on the downgrade of our senior unsecured debt rating.

Litigation and severance and related benefit costs

AmCareco litigation. On June 30, 2005, a jury in Louisiana state court returned a $117 million verdict against us in a lawsuit arising from the 1999 sale of three health plan subsidiaries of the company. On August 2, 2005, the Court entered final judgment on the jury’s verdict in the AmCare-TX matter. In its final judgment, the Court, among other things, reduced the compensatory damage award to $44.5 million (which is 85% of the jury’s $52.4 million compensatory damage award) and rejected the AmCare-TX receiver’s demand for a trebling of the compensatory damages. The judgement also included the award of $65 million in punitive damages. We recorded a pretax charge of $15.9 million representing total estimated legal defense costs related to this litigation. See Note 9 to the consolidated financial statements for additional information regarding the AmCareco litigation.

Class Action Settlement. On May 3, 2005, we announced that we signed a settlement agreement with the representatives of approximately 900,000 physicians and state and other medical societies settling the lead physician provider track action in the multidistrict class action lawsuit. See Note 9 to the consolidated financial statements for additional information regarding the physician class action lawsuit. The settlement agreement was filed with the District Court on May 3, 2005. On May 10, 2005, the District Curt issued an order granting its preliminary approval of the settlement agreement and scheduled a hearing for September 19, 2005 to address final approval. If finally approved by the District Court, we anticipate that the settlement agreement would result in the conclusion of substantially all pending provider track cases filed on behalf of physicians. During the three months ended March 31, 2005, we recorded a pretax expense in our consolidated statement of operations of $65.6 million to account for the settlement agreement, legal expenses and other expenses related to the physician class action litigation.

Severance and related benefit costs. On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative costs, we would commence an involuntary workforce reduction of approximately 500 positions, which included reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast. As of June 30, 2005, the workforce reduction was substantially completed and $21.5 million of the severance and benefit related costs had been paid out. We currently anticipate that $5.5 million will be paid out during the remainder of 2005. We plan to use cash flows from operations to fund these payments.

During the three and six months ended June 30, 2005, we recorded pretax severance and benefit related costs of $0.3 million and $1.7 million, respectively, in connection with the workforce reduction. During the three and six months ended June 30, 2005, we recorded pretax severance and benefit related costs of $17.4 million for the workforce reduction.

Gain on Sale of Businesses

On March 1, 2004, we completed the sale of two subsidiaries, American VitalCare, Inc. and Managed Alternative Care, Inc. We received a payment of approximately $11 million, subject to certain post-closing adjustments, and a $3 million subordinated promissory note for which we recorded a full reserve. We recorded a pretax gain of $1.9 million related to the sale of these subsidiaries during the six months ended June 30, 2004.

Income Tax Provision

Our income tax expense and the effective income tax rate for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions)
Income tax expense	$34.5	$26.3	$45.5	$35.8
Effective income tax rate (1)	39.2%	38.8%	37.8%	38.8%

(1)	The effective income tax rate differs from the statutory federal tax rate of 35.0% in each period due primarily to state income taxes, tax-exempt investment income and business divestitures. The effective income tax rate for the six months ended June 30, 2005 decreased primarily as result of a $2.2 million tax benefit related to the Gem Sale recorded in first quarter of 2005 compared to the same period in 2004. The effective rate for the three months ended June 30, 2005 increased due to changes in state income tax expense, tax examination closures and tax exempt interest income compared to the same period in 2004. We expect our effective tax rate to be 38.7% for the full year of 2005.

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

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $139.5 million and $129.5 million as of June 30, 2005 and December 31, 2004, respectively.

During the fourth quarter of 2004, we recorded a pretax charge of $169 million for expenses associated with provider settlements that had been, or are currently in the process of being resolved, principally involving the alleged underpayment of stop-loss claims. Included in this pretax charge is $158 million related to the health care portion of the provider settlements and $11 million related to legal costs. The remaining provider disputes liability balance relating to this pretax charge was $74 million as of June 30, 2005. For additional information regarding the provider settlements included in the fourth quarter 2004 charge, see Note 10 to the consolidated financial statements.

Operating Cash Flows

Our operating cash flows for the six months ended June 30, 2005 compared to the same period in 2004 are as follows:

	June 30, 2005	June 30, 2004	Change 2005 over 2004
	(Dollars in millions)
Net cash provided by (used in) operating activities	$84.4	$(142.1)	$226.5

Net cash from operating activities increased by $226.5 million for the six months ended June 30, 2005 compared to the same period in 2004 primarily due to increase in cash flow from our TRICARE contracts and receipt of prepaid Medicare premiums, partially offset by increased provider dispute settlement payments and acceleration of claim payments.

Investing Activities

Our cash flow from investing activities is primarily impacted by the sales, maturities and purchases of our available-for-sale investment securities and restricted investments. Our investment objective is to maintain safety and preservation of principal by investing in high quality, investment grade securities while maintaining liquidity in each portfolio sufficient to meet our cash flow requirements and attaining the highest total return on invested funds.

On June 30, 2005, we entered into an agreement in which we sold certain of our non-real estate fixed assets to an independent third party for a net cash proceeds of $79.0 million (the Sale-Leaseback Transaction) and simultaneously leased such assets from an independent third party under an operating lease for an initial term of three years (the Lease Agreement). The net proceeds from the Sale-Leaseback Transaction were used to increase the capital level of our California health plan. Payments under the Lease Agreement are $2.8 million per quarter, plus interest, payable in arrears. See Note 6 for additional information regarding the Sale-Leaseback Transaction.

Our cash flows from investing activities for the six months ended June 30, 2005 compared to the same period in 2004 are as follows:

	June 30, 2005	June 30, 2004	Change 2005 over 2004
	(Dollars in millions)
Net cash provided by (used in) investing activities	$96.8	$(222.7)	$319.5

Net cash from investing activities increased by $319.5 million due to the sale of agency bonds and mortgage-backed securities and proceeds received in the Sale-Leaseback Transaction.

Financing Activities

Our cash flows from financing activities for the six months ended June 30, 2005 compared to the same period in 2004 are as follows:

	June 30, 2005	June 30, 2004	Change 2005 over 2004
	(Dollars in millions)
Net cash provided by (used in) financing activities	$35.7	$(28.6)	$64.3

Net cash provided in financing activities increased by $64.3 million due to a decrease in repurchases of our common stock of $36.4 million and an increase in cash proceeds from the exercise of stock options and employee stock purchases of $27.9 million. We did not repurchase any common stock under our stock repurchase program during the six months ended June 30, 2005 but we did repurchase of 1,007,900 shares of our common stock for $31.5 million during the six months ended June 30, 2004.

Stock Repurchase Program. Our Board of Directors has authorized us to repurchase up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under a stock repurchase program. After giving effect to realized exercise proceeds and tax benefits from the exercise of employee stock options, our total authority under our stock repurchase program is estimated at $639 million. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of June 30, 2005, we had repurchased an aggregate of 19,978,655 shares of our common stock under our stock repurchase program at an average price of $26.86 for aggregate consideration of approximately $536.6 million after taking into account exercise proceeds and tax benefits from the exercise of employee stock options. The remaining authorization under our stock repurchase program as of June 30, 2005 was $102 million. We used net free cash available to the parent company to fund the share repurchases. We did not repurchase any shares of our common stock in the six months ended June 30, 2005 outside our publicly announced stock repurchase program. As a result of Moody’s downgrade in September 2004 and S&P’s downgrade in November 2004 with respect to our senior unsecured debt rating, we have currently discontinued our repurchases of common stock under our stock repurchase program. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future ratings action taken by Moody’s or S&P on our senior unsecured debt rating. See Note 8 to our consolidated financial statements for additional information regarding the Moody’s and S&P downgrades. Our stock repurchase program does not have an expiration date. As of June 30, 2005, we have not terminated any repurchase program prior to its expiration date.

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

Senior Credit Facility. We have a $700 million five-year revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and the other lenders party thereto. As of June 30, 2005, no amounts were outstanding under our senior credit facility.

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

We can obtain letters of credit in an aggregate amount of $200 million under our senior credit facility, which reduces the maximum amount available for borrowing under our senior credit facility. As of June 30, 2005, we had an aggregate of $18.1 million in letters of credit issued pursuant to the senior credit facility. On July 7, 2005, we issued an $80 million irrevocable standby letter of credit in connection with the Sale-Leaseback Transaction which has an expiration date of September 30, 2005 (see Note 6). As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the senior credit facility is $601.9 million. No amounts have been drawn on any of these letters of credit.

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

On August 8, 2005, we entered into a second amendment to our senior credit facility. The second amendment, among other things, amends the definition of Minimum Borrower Cash Flow Fixed Charge Coverage Ratio to exclude from the calculation of Minimum Borrower Cash Flow Fixed Charge Coverage Ratio any capital contributions made by the parent company to its regulated subsidiaries if such capital contribution is derived from the proceeds of a sale, transfer, lease or other disposition of the parent company’s assets.

Contractual Obligations

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2004 in our Annual Report on Form 10-K for the year ended December 31, 2004. Those contractual obligations include long-term debt, operating leases and other purchase obligations. We do not have significant changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K, except as described below.

On June 30, 2005, we entered into the Lease Agreement in connection with the Sale-Leaseback Transaction. See Note 6 to the consolidated financial statements for additional information regarding the Lease Agreement.

Off-Balance Sheet Arrangements

As of June 30, 2005, we had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2004, we identified the critical accounting policies which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, government contracts, goodwill and recoverability of long-lived assets and investments. We have not changed these policies from those previously disclosed in our Annual Report on Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and health care and other costs payable under government contracts and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of June 30, 2005 are discussed below.

Health Plan Services

Reserves for claims and other settlements include reserves for claims (incurred but not reported (IBNR) claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our Health Plan Services reporting segment.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ (44.6) million
1%	$ (22.7) million
(1)%	$ 23.6 million
(2)%	$ 48.1 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 21.9 million
1%	$ 11.0 million
(1)%	$ (11.0) million
(2)%	$ (21.9) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of June 30, 2005, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

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

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations. Health Net, Inc. elected to contribute $132.9 million in cash and $33.1 million in property to certain of its subsidiaries during the six months ended June 30, 2005 to further strengthen such subsidiaries risk-based capital. Except for the $132.9 million and $33.1 million in capital contributions, our parent company did not make any capital contributions to its subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations during the six months ended June 30, 2005 or thereafter through August 9, 2005.

Legislation has been or may be enacted in certain states in which our subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders.

As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived, or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends, which can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments, is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus.

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

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2005. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $10.0 million as of June 30, 2005.

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

The Swap Contracts have an aggregate principal notional amount of $400 million and effectively convert the fixed interest rate on the Senior Notes to a variable rate equal to the six-month London Interbank Offered Rate plus 399.625 basis points. See Note 8 to our consolidated financial statements for additional information regarding the Swap Contracts.

The interest rate on borrowings under our senior credit facility, of which there were none as of June 30, 2005, is subject to change because of the varying interest rates that apply to borrowings under the senior credit facility. For additional information regarding our senior credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.

The fair value of our fixed rate borrowing as of June 30, 2005 was approximately $476 million which was based on bid quotations from third-party data providers. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of June 30, 2005. These cash outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of June 30, 2005 prior to entering into the Swap Contracts.

	2005	2006	2007	2008	2009	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowing:
Principal	$—	$—	$—	$—	$—	$400.0	$400.0
Interest	39.5	39.5	39.5	39.5	39.5	59.3	256.8
Valuation of interest rate swap contracts (a)	(2.4)	(0.9)	(0.6)	—	0.5	1.7	(1.7)

Cash outflow on fixed-rate borrowing	$37.1	$38.6	$38.9	$39.5	$40.0	$461.0	$655.1

(a)	Expected cash (inflow) outflow from Swap Contracts as of the most recent practicable date of July 27, 2005 is $(2.0) million, $0.6 million, $1.1 million, $1.3 million, $1.3 million and $2.6 million for 2005, 2006, 2007, 2008, 2009 and thereafter, respectively.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Notes 9 and 10 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 12, 2005, we held our 2005 Annual Meeting of Stockholders. At the annual meeting, our stockholders voted upon proposals to (i) elect eight directors to serve for a term of one year or until the 2006 Annual Meeting of Stockholders, (ii) approve the Company’s 2006 Executive Officer Incentive Plan, (iii) approve the Company’s 2005 Long Term Incentive Plan, which integrates into a single plan the Company’s 2002 Stock Option Plan and 1997 Stock Option Plan, and (iv) ratify the Board’s selection of Deloitte & Touche LLPas the Company’s independent registered public accountants.

The following provides voting information for all matters voted upon at the Annual Meeting, and includes a separate tabulation with respect to each nominee for director:

Proposal 1

Election of Directors:	Votes For:	Votes Against:	Votes Withheld:	Broker Non Votes:
Theodore F. Craver, Jr.	104,163,635	—	586,559	—
Thomas T. Farley	94,109,277	—	10,640,917	—
Gale S. Fitzgerald	94,103,965	—	10,646,229	—
Patrick Foley	94,090,230	—	10,659,964	—
Jay M. Gellert	104,145,133	—	605,061	—
Roger F. Greaves	50,390,605	—	54,359,589	—
Bruce G. Willison	104,163,405	—	586,789	—
Frederick C. Yeager	94,106,887	—	10,643,307	—

Since each of the nominees received a plurality of the votes cast, each of the nominees was elected as a director for an additional term at the annual meeting.

Proposal 2

With respect to the approval the Company’s 2006 Executive Officer Incentive Plan, 81,026,431 votes were cast for, 23,412,906 votes were cast against, and 310,857 votes were withheld (recorded as abstentions) with respect to such proposal. There were no broker non-votes for Proposal 2. Since this proposal received the affirmative vote of a majority of the votes cast on this proposal, the Company’s 2006 Executive Officer Incentive Plan was approved.

Proposal 3

With respect to the approval the Company’s 2005 Long-Term Incentive Plan, 85,615,519 votes were cast for, 11,840,406 votes were cast against, and 82,613 votes were withheld (recorded as abstentions since the total vote cast on the proposal represented over 50% in interest of all of the outstanding shares of the common stock entitled to vote on the proposal). There were 7,211,656 broker non-votes for Proposal 3 (recorded as abstentions since the total vote cast on the proposal represented over 50% in interest of all of the outstanding shares of the common stock entitled to vote on the proposal). Since this proposal received the affirmative vote of a majority of the votes cast on this proposal and over 50% in interest of all of the outstanding shares of the Company’s Common Stock entitled to vote on the proposal voted on such proposal, the Company’s 2005 Long-Term Incentive Plan was approved.

Proposal 4

With respect to the ratification of the selection of Deloitte & Touche LLP as our independent registered public accountants for the year ending December 31, 2005, 103,790,454 votes were cast for, 920,218 votes were cast against, and 39,522 votes were withheld (recorded as abstentions). There were no broker non-votes for Proposal 4. Since this proposal received the affirmative vote of a majority of the votes cast on this proposal, the selection of Deloitte & Touche LLP as our independent registered public accountants for the year ending December 31, 2005 was ratified.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1	Certain Compensation Arrangements With Respect to the Company’s Non-Employee Directors, as amended and restated on July 12, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 14, 2005 (File No. 1-12718) and incorporated herein by reference).

10.2	Waiver and Release of Claims between Health Net, Inc. and Marvin P. Rich dated as of July 12, 2005, a copy of which is filed herewith.

10.3	Second Amendment to the Employment Letter Agreement between Health Net, Inc. and Steven H. Nelson dated as of July 20, 2005, a copy of which is filed herewith.

10.4	Employment letter agreement between Health Net, Inc. and David Olson dated as of May 18, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2005 (File No. 1-12718) and incorporated herein by reference).

10.5	Health Net, Inc. 2006 Executive Officer Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

10.6	Amendment One to the Health Net, Inc. 2006 Executive Officer Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

10.7	Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

10.8	Second Amendment to Five-Year Credit Agreement dated as of August 8, 2005 among the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer and the other lenders party thereto, a copy of which is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: August 9, 2005	By:	/s/ ANTHONY S. PISZEL
Anthony S. Piszel Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2005	By:	/s/ MAURICE S. HEBERT
Maurice S. Hebert Corporate Controller (Chief Accounting Officer)