Form 10-Q
period 2005-09-30
HEALTH NET INC
filed 2005-11-02
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

The number of shares outstanding of the registrant’s Common Stock as of October 28, 2005 was 114,507,395 (excluding 23,182,862 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES
Health plan services premiums	$2,398,100	$2,393,160	$7,186,468	$7,196,458
Government contracts	639,626	525,783	1,746,992	1,534,048
Net investment income	19,536	14,750	52,512	43,769
Other income	1,511	1,540	4,403	4,525

Total revenues	3,058,773	2,935,233	8,990,375	8,778,800

EXPENSES
Health plan services	2,000,661	2,022,870	6,060,708	6,192,234
Government contracts	614,794	501,628	1,675,453	1,461,460
General and administrative	241,847	207,187	690,797	652,916
Selling	55,000	60,410	168,355	183,980
Depreciation	4,007	10,487	26,030	30,894
Amortization	861	789	2,583	2,001
Interest	11,789	8,044	32,941	23,786
Litigation and severance and related benefit costs	—	5,172	83,279	22,574
Loss (gain) on sale of business	—	400	—	(1,475)

Total expenses	2,928,959	2,816,987	8,740,146	8,568,370

Income from operations before income taxes	129,814	118,246	250,229	210,430
Income tax provision	51,609	46,391	97,113	82,197

Net income	$78,205	$71,855	$153,116	$128,233

Earnings per share:
Basic	$0.69	$0.64	$1.36	$1.14
Diluted	$0.67	$0.64	$1.33	$1.13
Weighted average shares outstanding:
Basic	113,371	111,440	112,462	112,199
Diluted	116,543	112,397	114,883	113,348

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,027,848	$722,102
Investments—available for sale	1,150,738	1,060,000
Premiums receivable, net of allowance for doubtful accounts (2005—$6,599, 2004—$9,016)	127,020	118,521
Amounts receivable under government contracts	122,295	129,483
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	263,329	173,951
Other receivables	85,873	92,435
Deferred taxes	110,445	98,659
Other assets	107,618	97,163

Total current assets	2,995,166	2,492,314
Property and equipment, net	112,218	184,643
Goodwill, net	723,595	723,595
Other intangible assets, net	19,271	21,855
Deferred taxes	29,527	23,737
Other noncurrent assets	143,555	207,050

Total Assets	$4,023,332	$3,653,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,057,848	$1,169,297
Health care and other costs payable under government contracts	62,778	119,219
IBNR health care costs payable under TRICARE North contract	263,329	173,951
Unearned premiums	218,527	139,766
Accounts payable and other liabilities	404,362	258,923

Total current liabilities	2,006,844	1,861,156
Senior notes payable	391,106	397,760
Other noncurrent liabilities	123,376	121,398

Total Liabilities	2,521,326	2,380,314

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2005—137,561; 2004—134,450 shares)	137	134
Restricted common stock	7,164	7,188
Unearned compensation	(2,748)	(4,110)
Additional paid-in capital	894,847	811,292
Treasury stock, at cost (2005—23,178 shares of common stock, 2004—23,173 shares of common stock)	(633,153)	(632,926)
Retained earnings	1,247,496	1,094,380
Accumulated other comprehensive loss	(11,737)	(3,078)

Total Stockholders’ Equity	1,502,006	1,272,880

Total Liabilities and Stockholders’ Equity	$4,023,332	$3,653,194

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Restricted Common Stock	Unearned Compensation	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount				Shares	Amount
Balance as of January 1, 2004	133,421	$133	$789,259	$5,885	$(3,995)	(19,994)	$(549,102)	$1,051,776	$269	$1,294,225
Comprehensive income:
Net income								128,233		128,233
Change in unrealized appreciation on investments, net of tax benefit									(2,534)	(2,534)

Total comprehensive income										125,699

Exercise of stock options including related tax benefit	640	1	14,451							14,452
Repurchases of common stock						(3,179)	(83,824)			(83,824)
Issuance of restricted stock	66			1,683	(1,683)					—
Forfeiture of restricted stock	(15)			(374)	374					—
Amortization of restricted stock grants					1,305					1,305
Lapse of restrictions of restricted stock grants			711	(711)						—
Employee stock purchase plan	40		871							871

Balance as of September 30, 2004	134,152	$134	$805,292	$6,483	$(3,999)	(23,173)	$(632,926)	$1,180,009	$(2,265)	$1,352,728

Balance as of January 1, 2005	134,450	$134	$811,292	$7,188	$(4,110)	(23,173)	$(632,926)	$1,094,380	$(3,078)	$1,272,880
Comprehensive income:
Net income								153,116		153,116
Change in unrealized depreciation on investments, net of tax benefit									(8,659)	(8,659)

Total comprehensive income										144,457

Exercise of stock options including related tax benefit	3,074	3	82,445							82,448
Repurchases of common stock						(5)	(227)			(227)
Issuance of restricted stock	30			869	(869)					—
Forfeiture of restricted stock	(13)			(345)	345					—
Amortization of restricted stock grants					1,886					1,886
Lapse of restrictions of restricted stock grants			548	(548)						—
Employee stock purchase plan	20		562							562

Balance as of September 30, 2005	137,561	$137	$894,847	$7,164	$(2,748)	(23,178)	$(633,153)	$1,247,496	$(11,737)	$1,502,006

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$153,116	$128,233
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	28,613	32,895
Net gain on sale of businesses	—	(1,475)
Other changes	9,518	1,166
Changes in assets and liabilities, net of effects of dispositions:
Premiums receivable and unearned premiums	70,262	(79,016)
Other receivables, deferred taxes and other assets	(16,120)	10,373
Amounts receivable/payable under government contracts	(49,253)	(99,922)
Reserves for claims and other settlements	(111,449)	(36,045)
Tax benefit on stock options and restricted stock	17,954	1,778
Accounts payable and other liabilities	156,561	(15,496)

Net cash provided by (used in) operating activities	259,202	(57,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	220,856	269,773
Maturities of investments	72,645	227,079
Purchases of investments	(396,343)	(493,509)
Sales (purchases) of property and equipment	48,737	(25,076)
Cash received from the sale of businesses	1,949	10,626
Sales (purchases) of restricted investments and other	33,866	(94,524)

Net cash used in investing activities	(18,290)	(105,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	65,061	13,878
Repurchases of common stock	(227)	(88,706)

Net cash provided by (used in) financing activities	64,834	(74,828)

Net increase (decrease) in cash and cash equivalents	305,746	(237,968)
Cash and cash equivalents, beginning of year	722,102	860,871

Cash and cash equivalents, end of period	$1,027,848	$622,903

SUPPLEMENTAL CASH FLOWS DISCLOSURE AND SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid	$20,350	$16,930
Income taxes paid	55,035	77,519
Issuance of restricted stock	869	1,683
Securities reinvested from restricted available for sale investments to restricted cash	2,295	29,321
Securities reinvested from restricted cash to restricted available for sale investments	9,022	35,077

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

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Our comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Net income	$78.2	$71.9	$153.1	$128.2
Other comprehensive income (loss), net of tax:
Net change in unrealized appreciation (depreciation) on investments available for sale	(6.4)	10.2	(8.7)	(2.5)

Comprehensive income	$71.8	$82.1	$144.4	$125.7

Earnings Per Share

Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (stock options and restricted common stock) outstanding during the periods presented.

Common stock equivalents arising from dilutive stock options and restricted common stock are computed using the treasury stock method. There were 3,172,000 and 2,421,000 shares of dilutive common stock equivalents for the three and nine months ended September 30, 2005, respectively, and 957,000 and 1,149,000 shares of dilutive common stock equivalents for the three and nine months ended September 30, 2004, respectively. Included in the dilutive common stock equivalents for the three and nine months ended September 30, 2005 are

162,000 and 144,000 shares of dilutive restricted common stock, respectively, and 122,000 and 110,000 shares of dilutive restricted common stock for the three and nine months ended September 30, 2004, respectively.

Options to purchase an aggregate of 9,000 and 62,000 shares of common stock during the three and nine months ended September 30, 2005, respectively, and 9,148,000 and 8,630,000 shares of common stock during the three and nine months ended September 30, 2004, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock for each respective period. The options expire through September 2015.

We are authorized to repurchase our common stock under our stock repurchase program authorized by our Board of Directors (see Note 7). Our stock repurchase program is currently on hold. We did not repurchase any of our common stock during the three and nine months ended September 30, 2005 under our stock repurchase program. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future rating action taken by Moody’s Investor Service (Moody’s) and Standard & Poor’s Ratings Service (S&P) (see Note 8).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions, except per share data)
Net income, as reported	$78.2	$71.9	$153.1	$128.2
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.4	0.2	1.2	0.8
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2.0)	(3.5)	(8.3)	(10.4)

Net income, pro forma	$76.6	$68.6	$146.0	$118.6

Basic earnings per share:
As reported	$0.69	$0.64	$1.36	$1.14
Pro forma	$0.68	$0.62	$1.30	$1.06
Diluted earnings per share:
As reported	$0.67	$0.64	$1.33	$1.13
Pro forma	$0.66	$0.61	$1.27	$1.05

The weighted average fair values for options granted during the three and nine months ended September 30, 2005 were $11.90 and $9.10, respectively. The weighted average fair values for options granted during the three and nine months ended September 30, 2004 were $6.48 and $6.84, respectively. The fair values were estimated using the Black-Scholes option-pricing model.

The weighted average assumptions used in the fair value calculation for the following periods were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	3.80%	2.48%	4.29%	2.58%
Expected option lives (in years)	4.0	3.6	3.7	3.6
Expected volatility for options	29.0%	29.3%	30.8%	28.5%
Expected dividend yield	None	None	None	None

Since we anticipate granting additional awards in future years, the effects on net income and earnings per share in this pro forma disclosure may not be indicative of future amounts.

Restricted Stock

We have entered into restricted stock agreements with certain employees and have awarded shares of restricted common stock under these agreements. The shares issued pursuant to the agreements are subject to vesting and to restrictions on transfer, voting rights and certain other conditions. During the nine months ended September 30, 2005 and 2004, we awarded 30,000 and 66,000 shares of restricted common stock, respectively, under these agreements. Upon issuance of the restricted shares pursuant to the agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation. This unearned compensation is amortized over the applicable restricted periods. Compensation expense recorded for these restricted shares was $675,000 and $288,000 during the three months ended September 30, 2005 and 2004, respectively, and $1,886,000 and $1,305,000 during the nine months ended September 30, 2005 and 2004, respectively.

Under the company’s 1997 Stock Option Plan (Plan), employees may elect for the company to withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted stock awards made thereunder. During the three months ended September 30, 2005, we withheld 5,364 shares of common stock at the election of employees to satisfy their tax withholding obligations arising from the vesting of restricted stock awards.

We become entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Restricted shares are forfeited if the employees terminate prior to the lapsing of restrictions. We record forfeitures of restricted stock, if any, as part of treasury stock and any compensation cost previously recognized is reversed in the period of forfeiture.

Goodwill and Other Intangible Assets

The carrying amount of goodwill for our Health Plans reporting unit was $723.6 million as of September 30, 2005 and December 31, 2004.

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
	(Dollars in millions)
As of September 30, 2005:
Provider networks	$40.5	$(21.8)	$18.7	4-40
Employer groups	92.9	(92.3)	0.6	11-23

	$133.4	$(114.1)	$19.3

As of December 31, 2004:
Provider networks	$40.5	$(19.7)	$20.8	4-40
Employer groups	92.9	(91.8)	1.1	11-23

	$133.4	$(111.5)	$21.9

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

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of September 30, 2005 and December 31, 2004, the restricted cash and cash equivalents balances totaled $9.3 million and $18.1 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies pursuant to state regulatory requirements were $131.0 million and $124.1 million as of September 30, 2005 and December 31, 2004, respectively, and are included in investments available for sale. In connection with the expiration of our old

TRICARE contracts, we had set aside $38.9 million in cash as of December 31, 2004 as required under those TRICARE contracts to pay the run-out claims which were included in other noncurrent assets on the accompanying consolidated balance sheets. As of June 30, 2005, we had completed payment of the run-out claims and are no longer required to set aside cash for this purpose.

Due to the downgrade of our senior unsecured debt rating in September 2004 (see Note 8), we were required under the Swap Contracts relating to our Senior Notes to post cash collateral for the unrealized loss position above the minimum threshold level. As of September 30, 2005 and December 31, 2004, the posted collateral was $10.1 million and $3.7 million, respectively, and was included in other noncurrent assets.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) revises SFAS No. 123 and supersedes APB Opinion No. 25. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting. The provisions of SFAS No. 123(R) are effective for financial statements with the first interim or annual reporting period beginning after June 15, 2005. However, the SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for SFAS No. 123(R). The SEC would require that registrants that are not small business issuers adopt SFAS No. 123(R)’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. As a result, we will not be required to adopt SFAS No. 123(R) until January 1, 2006. In accordance with SFAS No. 123, we currently disclose pro forma compensation expense, net income and earnings per share quarterly and annually based on the fair value of stock option grants as determined using the Black-Scholes model. Under SFAS No. 123(R), this pro forma disclosure will no longer be an alternative to financial statement recognition. We expect the impact of SFAS No. 123(R) on our net income and earnings per share to approximate that shown in our current pro forma disclosure relating to stock options compensation expense.

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

Our segment information is as follows:

	Health Plan Services	Government Contracts	Total
	(Dollars in millions)
Three Months Ended September 30, 2005
Revenues from external sources	$2,398.1	$639.6	$3,037.7
Intersegment revenues	9.1	—	9.1
Segment profit	118.3	24.2	142.5

Three Months Ended September 30, 2004
Revenues from external sources	$2,393.1	$525.8	$2,918.9
Intersegment revenues	9.5	—	9.5
Segment profit	96.4	22.2	118.6

Nine Months Ended September 30, 2005
Revenues from external sources.	$7,186.5	$1,747.0	$8,933.5
Intersegment revenues	28.0	—	28.0
Segment profit	294.0	71.8	365.8

Nine Months Ended September 30, 2004
Revenues from external sources.	$7,196.5	$1,534.0	$8,730.5
Intersegment revenues	29.4	—	29.4
Segment profit	155.5	68.0	223.5

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income from operations before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Total reportable segment profit	$142.5	$118.6	$365.8	$223.5
(Loss) income from corporate and other entities	(12.7)	5.2	(32.3)	8.0
Litigation and severance and related benefit costs	—	(5.2)	(83.3)	(22.6)
(Loss) gain on sale of businesses	—	(0.4)	—	1.5

Income from operations before income taxes as reported	$129.8	$118.2	$250.2	$210.4

5. LITIGATION AND SEVERANCE AND RELATED BENEFIT COSTS

Litigation

On June 30, 2005, a jury in Louisiana state court returned a $117 million verdict against us in a lawsuit arising from the 1999 sale of three health plan subsidiaries of the Company (AmCare-TX). On August 2, 2005, the Court entered final judgment on the jury’s verdict in the AmCare-TX matter. In its final judgment, the Court, among other things, reduced the compensatory damage award to $44.5 million (which is 85% of the jury’s $52.4 million compensatory damage award) and rejected the AmCare-TX receiver’s demand for a trebling of the compensatory damages. The judgment also included the award of $65 million in punitive damages. During the three months ended June 30, 2005, we recorded a pretax charge of $15.9 million representing total estimated legal defense costs for this litigation and related matters in Louisiana and Oklahoma. See Note 9 to the consolidated financial statements for information on the Louisiana and Oklahoma matters. On August 12, 2005, after entry of judgment in the AmCare-TX matter, we filed post-trial motions with the Court asking that the judgment be vacated or, alternatively, reduced. On August 19, 2005, the Court heard the motions and granted us partial relief by reducing the compensatory damage award by an additional 15% (based upon the fault of other individuals involved in the proceeding) and by reducing the punitive damage award by 30%. As a result of these reductions, the compensatory damages have been reduced to $36.7 million, and the punitive damages have been reduced to $45.5 million. The judgment that reflects these reductions has not yet been signed by the Court and is, therefore, not final. The appeal period will not begin to run until the judgment becomes final.

On May 3, 2005, we and the representatives of approximately 900,000 physicians and state and other medical societies announced that we had signed an agreement (Class Action Settlement Agreement) settling the lead physician provider track action in the multidistrict class action lawsuit, which is more fully described in Note 9. The Class Action Settlement Agreement requires us to pay $40 million to general settlement funds and $20 million for plaintiffs’ legal fees. During the three months ended March 31, 2005, we recorded a pretax charge of approximately $65.6 million in connection with the Class Action Settlement Agreement, legal expenses and other expenses related to this litigation. We plan to make the required payments from operating cash and are not expecting to draw on our senior credit facility to fund them. On October 25, 2005, Stanley Silverman, M.D. and Scott Calig, M.D. filed a Notice of Appeal of the District Court’s order granting its approval of the Class Action Settlement Agreement. Consequently, the effective date of the settlement, as well as the date by which we are obligated to make these payments, will be delayed pending the appeal.

See Note 9 for additional information on these two litigation matters.

Severance and Related Benefits

On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative costs, we would commence an involuntary workforce reduction of approximately 500 positions, which included reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast. The workforce reduction was substantially completed as of June 30, 2005. As of September 30, 2005, the severance and related benefit costs had been substantially paid out. We used cash flows from operations to fund these payments.

Severance and related benefit costs incurred in connection with the involuntary workforce reduction as of September 30, 2005 are as follows:

	Reportable Segments		Total Reportable Segments	Corporate and Other	Total
	Health Plan Services	Government Contracts
	(Dollars in millions)
Total amount incurred	$17.2	$0.2	$17.4	$9.6	$27.0

Cumulative amount incurred as of December 31, 2004	$17.6	$0.2	$17.8	$7.5	$25.3
Amount incurred during the three months ended March 31, 2005	—	—	—	1.4	1.4
Amount (released) incurred during the three months ended June 30, 2005	(0.4)	—	(0.4)	0.7	0.3

Cumulative amount incurred as of September 30, 2005	$17.2	$0.2	$17.4	$9.6	$27.0

A reconciliation of our liability balances for severance and related benefit costs incurred in connection with the involuntary workforce reduction is as follows:

	Reportable Segments		Total Reportable Segments	Corporate and Other	Total
	Health Plan Services	Government Contracts
	(Dollars in millions)
Balance as of January 1, 2004	$—	$—	$—	$—	$—
Amount incurred during the year ended December 31, 2004	17.6	0.2	17.8	7.5	25.3
Cash payments made during the year ended December 31, 2004	(10.0)	(0.2)	(10.2)	(5.5)	(15.7)

Balance as of December 31, 2004	7.6	—	7.6	2.0	9.6
Amount incurred during the three months ended March 31, 2005	—	—	—	1.4	1.4
Cash payments made during the three months ended March 31, 2005	(1.9)	—	(1.9)	(0.6)	(2.5)

Balance as of March 31, 2005	$5.7	$—	$5.7	$2.8	$8.5
Amount (released) incurred during the three months ended June 30, 2005	(0.4)	—	(0.4)	0.7	0.3
Cash payments made during the three months ended June 30, 2005	(2.8)	—	(2.8)	(0.5)	(3.3)

Balance as of June 30, 2005	$2.5	$—	$2.5	$3.0	$5.5
Cash payments made during the three months ended September 30, 2005	(0.7)	—	(0.7)	(2.6)	(3.3)

Balance as of September 30, 2005	$1.8	$—	$1.8	$0.4	$2.2

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

The Gem Companies were historically reported as part of our Health Plan Services reportable segment. The Gem Companies had been inactive subsidiaries and their revenues and expenses were negligible for the nine months ended September 30, 2005 and 2004.

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

Florida Health Plan

Effective August 1, 2001, we sold our Florida health plan, known as Foundation Health, a Florida Health Plan, Inc. (the Florida Plan), to Florida Health Plan Holdings II, L.L.C. In connection with the sale, we received $23 million in cash and approximately $26 million in a secured six-year note bearing 8% interest per annum for which we recorded a full reserve. Effective September 30, 2004, we entered into agreements to settle the true-up adjustments and recorded $0.4 million in additional pretax loss on sale of the Florida Plan in our condensed consolidated statements of operations for the three and nine months ended September 30, 2004.

7. STOCK REPURCHASE PROGRAM

Our Board of Directors has authorized us to repurchase up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under a stock repurchase program. After giving effect to realized exercise proceeds and tax benefits from the exercise of employee stock options, our total authority under our stock repurchase program is estimated at $676 million. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of September 30, 2005, we had repurchased an aggregate of 19,978,655 shares of our common stock under our stock repurchase program at an average price of $26.86 for aggregate consideration of approximately $536.6 million after taking into account exercise proceeds and tax benefits from the exercise of employee stock options. We did not repurchase any shares of common stock under our stock repurchase program during the three and nine months ended September 30, 2005. The remaining authorization under our stock repurchase program as of September 30, 2005 was $139 million.

As a result of the ratings action taken by Moody’s in September 2004 and S&P in November 2004 with respect to our senior unsecured debt rating, we placed our stock repurchase program on hold. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future ratings action taken by Moody’s or S&P (see Note 8).

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

Senior Credit Facility

We have a $700 million five-year revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and the other lenders party thereto. As of September 30, 2005, no amounts were outstanding under our senior credit facility.

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

On March 1, 2005, we entered into an amendment to our senior credit facility. The amendment, among other things, amends the definition of Consolidated EBITDA (earnings before interest, tax, depreciation and amortization) to exclude up to $375 million relating to cash and non-cash, non-recurring charges in connection with litigation and provider settlement payments, any increase in medical claims reserves and any premiums relating to the repayment or refinancing of our Senior Notes to the extent such charges cause a corresponding reduction in Consolidated Net Worth (as defined in the senior credit facility). Such exclusion from the calculation of Consolidated EBITDA is applicable to the five fiscal quarters commencing with the fiscal quarter ended December 31, 2004 and ending with the fiscal quarter ended December 31, 2005.

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

Letters of Credit

We can obtain letters of credit in an aggregate amount of $200 million under our senior credit facility, which reduces the maximum amount available for borrowing under our senior credit facility. As of September 30, 2005, we had secured letters of credit totaling $18.1 million to guarantee workers’ compensation claim payments to certain external third-party insurance companies in the event that we do not pay our portion of the workers’ compensation claims. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the senior credit facility is $681.9 million. No amounts have been drawn on any of these letters of credit.

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

The Swap Contracts have an aggregate notional principal amount of $400 million and effectively convert the fixed rate on the Senior Notes to a variable rate of six-month LIBOR plus 399.625 basis points. As of September 30, 2005, the Swap Contracts reduced the effective interest rate of the Senior Notes by 15 basis points from 8.375% to 8.23%. The expected effective variable rate on the Senior Notes was 9.73% as of September 30, 2005. As of September 30, 2005, the Swap Contracts were reflected at negative fair value of $8.1 million in our consolidated balance sheet and the related Senior Notes were reflected at an amount equal to the sum of their carrying value less $8.1 million. The downgrades by Moody’s and S&P of our senior unsecured debt rating had no impact on our accounting for the Swap Contracts.

9. LEGAL PROCEEDINGS

Class Action Lawsuits

McCoy v. Health Net, Inc. et al., and Wachtel v. Guardian Life Insurance Co.

These two lawsuits are styled as class actions and were filed in the United States District Court for the District of New Jersey on behalf of a class of subscribers in a number of our large and small employer group plans in the Northeast. The Wachtel complaint was filed on July 30, 2001 and the McCoy complaint was filed on April 23, 2003. These two cases have been consolidated for purposes of trial. Plaintiffs allege that Health Net, Inc., Health Net of the Northeast, Inc. and Health Net of New Jersey, Inc. violated ERISA in connection with various practices related to the reimbursement of claims for services provided by out-of-network providers. Plaintiffs seek relief in the form of payment of benefits, disgorgement, injunctive and other equitable relief, and attorneys’ fees.

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

On August 5, 2004, the District Court granted plaintiffs’ motion for class certification and issued an Order certifying a nationwide class of Health Net subscribers who received medical services or supplies from an out-of-network provider and to whom Defendants paid less than the providers’ actual charge during the period from 1997 to 2004. On August 23, 2004, we requested permission from the Court of Appeals for the Third Circuit to appeal the District Court’s class certification Order pursuant to Rule 23(f) of the Federal Rules of Civil Procedure. On November 14, 2004, the Court of Appeals for the Third Circuit granted our motion to appeal. On March 4, 2005, the Third Circuit issued a briefing and scheduling order for our appeal. Briefing on the appeal was completed on June 15, 2005 and oral argument has been tentatively scheduled for December 15, 2005.

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

Discovery has concluded and a final pre-trial order was submitted to the District Court on June 28, 2005. Both sides have moved for summary judgment, and briefing on those motions has been completed. In their summary judgment briefing, plaintiffs also sought appointment of a monitor to act as an independent fiduciary to oversee the administration of our Northeast health plans (including claims payment practices). We have opposed the appointment of a monitor. Notwithstanding our pending Third Circuit appeal of the District Court’s class certification order, a trial date was set for September 19, 2005. On July 29, 2005, we filed a motion in the District Court to stay the District Court action and the trial in light of the pending Third Circuit appeal. On August 4, 2005, the District Court denied our motion to stay and instead adjourned the September 19 trial date and ordered that the parties be prepared to go to trial on seven days’ notice as of September 19, 2005. We immediately filed a request for a stay with the Third Circuit seeking an order directing the District Court to refrain from holding any trial or entering any judgment or order that would have the effect of resolving any claims or issues affecting the disputed class until the Third Circuit rules on the class certification order. Plaintiffs cross-moved for dismissal of the class certification appeal. On September 27, 2005, the Third Circuit granted our motion for a stay and denied plaintiffs’ cross-motion. Plaintiffs have not specified the amount of damages being sought in this litigation and, although these proceedings are subject to many uncertainties, based on the proceedings to date, we believe the amount of damages ultimately asserted by plaintiffs could be material.

On August 9, 2005, Plaintiffs filed a motion with the District Court seeking sanctions against us for a variety of alleged misconduct, discovery abuses and fraud on the District Court. The sanctions sought by plaintiffs and being considered by the Court include, among others, entry of a default judgment, monetary sanctions, and either the appointment of a monitor to oversee our claims payment practices and our dealings with state regulators or the appointment of an independent fiduciary to replace the company as a fiduciary with respect to our claims adjudications for members. On September 12, 2005, we responded to plaintiffs’ motion denying that any sanctionable misconduct, discovery abuses or fraud had occurred. On October 17 and 18, 2005, the District Court held two days of hearings on plaintiffs’ motion. Three additional days of hearings are scheduled for November 15-17, 2005.

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

On May 3, 2005, we and the representatives of approximately 900,000 physicians and state and other medical societies announced that we had signed an agreement settling Shane, the lead physician provider track action. The settlement agreement requires us to pay $40 million to general settlement funds and $20 million for plaintiffs’ legal fees. The deadline for class members to submit claim forms in order to receive a portion of the settlement funds was September 21, 2005. This deadline was extended by agreement to November 21, 2005 for class members who reside or practice in a county declared as a disaster area as a result of Hurricane Katrina. During the three months ended March 31, 2005, we recorded a pretax charge of approximately $65.6 million in connection with the settlement agreement, legal expenses and other expenses related to the MDL 1334 litigation.

The settlement agreement also includes a commitment that we institute a number of business practice changes. Among the business practice changes we have agreed to implement are: enhanced disclosure of certain claims payment practices; conforming claims-editing software to certain editing and payment rules and standards; payment of electronically submitted claims in 15 days (30 days for paper claims); use of a uniform definition of “medical necessity” that includes reference to generally accepted standards of medical practice and credible scientific evidence published in peer-reviewed medical literature; establish a billing dispute external review board to afford prompt, independent resolution of billing disputes; provide 90-day notice of changes in practices and policies and implement various changes to standard form contracts; establish an independent physician advisory committee; and, where physicians are paid on a capitation basis, provide projected cost and utilization information, provide periodic reporting and not delay assignment to the capitated physician. The settlement agreement requires us to implement these business practice changes by various dates, and to maintain them for a four-year period thereafter.

On September 26, 2005, the District Court issued an order granting its final approval of the settlement agreement and directing the entry of final judgment. On October 25, 2005, Stanley Silverman, M.D. and Scott Calig, M.D. filed a Notice of Appeal of the District Court’s order granting its approval of the settlement agreement. Consequently, the effective date of the settlement will be delayed pending the appeal. When all appeals have been exhausted and the settlement agreement becomes effective, we anticipate that the settlement agreement will result in the conclusion of substantially all pending provider track cases filed on behalf of physicians.

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

On June 16, 2005, a trial of the claims asserted against us by the three receivers commenced in state court in Baton Rouge, Louisiana. The claims of the receiver for the Texas plan (AmCare-TX) were tried before a Louisiana jury and the claims of the receiver for the Louisiana plan (AmCare-LA) and the receiver for the Oklahoma plan (AmCare-OK) were simultaneously tried before the Court. On June 30, 2005, the jury considering the claims of AmCare-TX returned a $117 million verdict against us, consisting of $52.4 million in compensatory damages and $65 million in punitive damages. The jury found us 85% at fault for the compensatory damages based on the AmCare-TX receiver’s claims of breach of fiduciary duty, fraud, unfair or deceptive acts or practices and conspiracy. Following the jury verdict, the AmCare-TX receiver asserted that, as an alternative to the award of punitive damages, the Court could award up to three times the compensatory damages awarded to the AmCare-TX receiver. We opposed that assertion. On August 2, 2005, the Court entered judgment on the jury’s verdict in the AmCare-TX matter. In its judgment, the Court, among other things, reduced the compensatory damage award to $44.5 million (which is 85% of the jury’s $52.4 million compensatory damage award) and rejected the AmCare-TX receiver’s demand for a trebling of the compensatory damages. The judgment also included the award of $65 million in punitive damages.

On August 12, 2005, after entry of judgment in the AmCare-TX claim, we filed post-trial motions with the Court asking that the judgment be vacated or, alternatively, reduced. On August 19, 2005, the Court heard the motions and granted us partial relief by reducing the compensatory damage award by an additional 15% (based upon the fault of other individuals involved in the proceeding) and by reducing the punitive damage award by 30%. As a result of these reductions, the compensatory damages have been reduced to $36.7 million, and the punitive damages have been reduced to $45.5 million. The judgment that reflects these reductions has not yet been signed by the Court and is, therefore, not final. The appeal period will not begin to run until the judgment becomes final.

The proceedings regarding the claims of the AmCare-LA receiver and the AmCare-OK receiver continued in the trial court until July 8, 2005, when written final arguments were submitted. In their final written arguments, the AmCare-LA and AmCare-OK receivers asked the Court to award approximately $33.9 million in compensatory damages against us and requested that the Court award punitive or other non-compensatory damages and attorneys’ fees. The Court has not ruled on the claim for compensatory damages, and has bifurcated the claims for punitive damages, other non-compensatory damages and attorneys’ fees, and will hear additional evidence on these claims at a later date if required.

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

We have vigorously contested all of the claims asserted against us by the AmCare-TX receiver and the other plaintiffs in the consolidated Louisiana actions since they were first filed. We intend to file post-trial motions in the AmCare-LA and AmCare-OK matters similar to those that we filed in the AmCare-TX matter, if appropriate and we intend to vigorously pursue all avenues of redress in these cases, including post-trial motions and appeals and the prosecution of our pending but stayed cross-claims against other parties.

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

Superior National and Capital Z Financial Services

On April 28, 2000, we and our former wholly-owned subsidiary, Foundation Health Corporation (FHC), which merged into Health Net, Inc., in January 2001, were sued by Superior National Insurance Group, Inc. (Superior) in an action filed in the United States Bankruptcy Court for the Central District of California, which was then transferred to the United States District Court for the Central District of California. The lawsuit (Superior Lawsuit) related to the 1998 sale by FHC to Superior of the stock of Business Insurance Group, Inc. (BIG), a holding company of workers’ compensation insurance companies operating primarily in California. In the Superior Lawsuit, Superior alleged that FHC made certain misrepresentations and/or omissions in connection with the sale of BIG and breached the stock purchase agreement governing the sale.

In October 2003, we entered into a settlement agreement with the SNTL Litigation Trust, successor-in-interest to Superior, of the claims alleged in the Superior Lawsuit. As part of the settlement, we ultimately agreed to pay the SNTL Litigation Trust $132 million and received a release of the SNTL Litigation Trust’s claims against us. Shortly after announcing the settlement, Capital Z Financial Services Fund II, L.P., and certain of its affiliates (collectively, Cap Z) sued us (Cap Z Action) in New York state court asserting claims arising out of the same BIG transaction that is the subject of the settlement agreement with the SNTL Litigation Trust. Cap Z had previously participated as a creditor in the Superior Lawsuit and is a beneficiary of the SNTL Litigation Trust. In its complaint, Cap Z alleges that we made certain misrepresentations and/or omissions that caused Cap Z to vote its shares of Superior in favor of the acquisition of BIG and to provide approximately $100 million in financing to Superior for that transaction. Cap Z’s complaint primarily alleges that we misrepresented and/or concealed material facts relating to the sufficiency of the BIG companies’ reserves and about the BIG companies’ internal financial condition, including accounts receivables and the status of certain “captive” insurance programs. Cap Z alleges that it seeks compensatory damages in excess of $100 million, unspecified punitive damages, costs, and attorneys’ fees.

In January 2004, we removed the Cap Z Action from New York state court to the United States District Court for the Southern District of New York. We then filed a motion to dismiss all of Cap Z’s claims, and Cap Z filed a motion to remand the action back to New York state court. Both motions have been fully briefed by the parties, but no hearing date has been scheduled. During the week of October 10, 2005, we received a request from the New York District Court for certain information from the Superior proceedings in the California Bankruptcy Court. It is unclear at this time whether the request indicates that the New York Court intends to take action on the motions in the near future.

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

During the fourth quarter of 2004, we recorded a pretax charge of $169 million for expenses associated with provider settlements that had been, or are currently in the process of being resolved, principally involving the alleged underpayment of stop-loss claims. Included in this pretax charge is $158 million related to the health care portion of the provider settlements and $11 million related to legal costs. The remaining provider disputes liability balance relating to this pretax charge was $46 million as of September 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. Our health maintenance organizations (HMOs), preferred provider organizations (PPOs) and point-of-service (POS) and government contracts subsidiaries provide health benefits to approximately 6.4 million individuals in 27 states and the District of Columbia through group, individual, Medicare, Medicaid and TRICARE programs. Our behavioral health services subsidiary, Managed Health Network, provides behavioral health, substance abuse and employee assistance programs (EAPs) to approximately 7.3 million individuals in various states, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

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

Medicare Prescription Drug Program (Medicare Part D)

We are planning a major expansion of our Medicare health plans, including participation in the new “Part D” stand-alone drug benefit that includes entry into five new states. The planned expansion would involve our offering 98 new plans.

We currently are the nation’s fifth-largest Medicare Advantage contractor based on our approximately 172,000 members in five states. The Part D prescription drug program, regional and local PPOs, and the Special Needs plans were created under the Medicare Prescription Drug, Improvement and Modernization Act, which was signed into law in December 2003.

The new plans focus on simplicity, so that members can sign up and use the new drug benefit with minimal paperwork, and coverage that starts immediately upon enrollment. We intend to offer one of the most cost-effective, stand-alone prescription drug plans with premiums in 10 states below the national average cost. We expect that the new plans will extend our participation in Medicare Advantage by adding new service areas and increasing participation in regional and local PPOs. We expect to expand into two new California counties and five new Connecticut counties. We anticipate offering a regional PPO in Arizona and new prescription-drug-coverage-only plans in five states (in which we do not currently offer plans): Massachusetts, New Jersey, Rhode Island, Vermont and Washington. We are also adding prescription drug coverage in five states where we already offer Medicare services: Arizona, California, Connecticut, New York and Oregon. Medicare Advantage members in these states would generally be permitted to sign up for the new benefit and receive prescription drug medications at no additional premium.

Additionally, we are participating as a Special Needs plan provider in Arizona, California, Connecticut and New York. Special Needs plans are designed to ensure that Medicare beneficiaries with limited financial means and disabled Medicare beneficiaries have additional health care and prescription drug coverage. Our plan targets beneficiaries who are eligible for both Medicare and Medicaid in these four states and beneficiaries with chronic obstructive pulmonary disease and congestive heart failure in two California counties.

Both plan types are expected to be open for enrollment starting November 15, 2005, with coverage starting on January 1, 2006. U.S. citizens who are at least 65 years old, or who are disabled, or who are dual-eligible members on both Medicare and Medicaid, would be able to enroll in our Part D coverage plans on November 15, 2005.

Operating Highlights

The table below and the discussion that follows summarize our results of operations for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except PMPM data)
REVENUES
Health plan services premiums	$2,398,100	$2,393,160	$7,186,468	$7,196,458
Government contracts	639,626	525,783	1,746,992	1,534,048
Net investment income	19,536	14,750	52,512	43,769
Other income	1,511	1,540	4,403	4,525

Total revenues	3,058,773	2,935,233	8,990,375	8,778,800

EXPENSES
Health plan services	2,000,661	2,022,870	6,060,708	6,192,234
Government contracts	614,794	501,628	1,675,453	1,461,460
General and administrative	241,847	207,187	690,797	652,916
Selling	55,000	60,410	168,355	183,980
Depreciation	4,007	10,487	26,030	30,894
Amortization	861	789	2,583	2,001
Interest	11,789	8,044	32,941	23,786
Litigation and severance and related benefit costs	—	5,172	83,279	22,574
Loss (gain) on sale of business	—	400	—	(1,475)

Total expenses	2,928,959	2,816,987	8,740,146	8,568,370

Income from operations before income taxes	129,814	118,246	250,229	210,430
Income tax provision	51,609	46,391	97,113	82,197

Net income	$78,205	$71,855	$153,116	$128,233

Earnings per share:
Basic	$0.69	$0.64	$1.36	$1.14
Diluted	$0.67	$0.64	$1.33	$1.13
Health plan services medical care ratio (MCR)	83.4%	84.5%	84.3%	86.0%
Government contracts cost ratio	96.1%	95.4%	95.9%	95.3%
Administrative ratio (a)	10.2%	9.1%	10.0%	9.5%
Selling costs ratio (b)	2.3%	2.5%	2.3%	2.6%
Health plan services premiums per member per month PMPM (c)	$240.10	$219.09	$235.61	$215.72
Health plan services costs PMPM (c)	$200.31	$185.19	$198.70	$185.61

(a)	The administrative ratio is computed as the sum of general and administrative (G&A) and depreciation expenses divided by the sum of health plan services premium revenues and other income.
(b)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(c)	PMPM is calculated based on total at-risk member months and excludes administrative services only (ASO) member months.

Our overall operating performance in the three and nine months ended September 30, 2005 demonstrated improvement compared with the same periods in 2004. Positive developments for 2005 included the following:

•	Pretax margin was 4.2% and 2.8% for the three and nine months ended September 30, 2005, respectively, compared to 4.0% and 2.4% for the same periods in 2004, respectively, which increases were driven by improved commercial gross margin;

•	Total health plan premium on a PMPM basis increased by 9.6% and 9.2% in the three and nine months ended September 30, 2005 compared to the same periods in 2004. These premium rate increases outpaced the total health care cost increases on a PMPM basis of 8.2% and 7.1% in the three and nine months ended September 30, 2005 compared to the same periods in 2004;

•	Cash flow from operations for the nine months ended September 30, 2005 was $259 million compared to cash flow used in operations of $58 million for the same period in 2004. Excluding early payments from the Centers for Medicare and Medicaid Services (CMS) of $120 million, cash flow from operations would have been $139 million for the nine months ended September 30, 2005; and

•	Our debt-to-total-capital ratio improved to 20.7% as of September 30, 2005, a 220 basis point improvement compared to 22.9% as of September 30, 2004.

The table below summarizes our health plans’ commercial, Medicare and Medicaid membership information by state and our TRICARE membership information under our government contracts at September 30, 2005 and 2004 and the change in membership between September 30, 2005 and 2004:

	Health Plan Total
	2005	2004	Change
	(Membership in thousands)
Arizona	149	164	(15)
California	2,282	2,414	(132)
Connecticut	394	411	(17)
New Jersey	203	293	(90)
New York	245	275	(30)
Oregon	154	140	14

Total Health Plan Membership	3,427	3,697	(270)

Membership under North Region TRICARE contracts	2,962	2,929	33
Membership under legacy TRICARE contracts	—	642	(642)

Results of Operations

Health Plan Services Premiums

Total Health Plan Services premiums increased by $4.9 million, or 0.2%, for the three months ended September 30, 2005 and decreased by $10.0 million, or 0.1%, for the nine months ended September 30, 2005 as compared to the same periods in 2004, respectively, as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Commercial premium revenue	$1,712.1	$1,746.1	$5,160.5	$5,266.8
Medicare Risk premium revenue	404.8	372.1	1,183.5	1,113.2
Medicaid premium revenue	281.2	275.0	842.5	816.5

Total Health Plan Services premiums	$2,398.1	$2,393.2	$7,186.5	$7,196.5

Commercial premium revenues decreased by $34.0 million, or 2.0%, for the three months ended September 30, 2005 and $106.3 million, or 2.0%, for the nine months ended September 30, 2005 as compared to the same periods in 2004, respectively. These decreases were largely attributable to membership losses in large and small groups as shown in the following table, which were partially offset by improved pricing:

	Commercial Membership (including ASO members)
	2005	2004	Change
	(Membership in thousands)
Large group	1,612	1,760	(148)
Small group and individual	695	853	(158)
ASO	115	80	35

Total Commercial Membership	2,422	2,693	(271)

Enrollment in our commercial health plans, including ASO members, decreased 10.1% at September 30, 2005 compared to the same period in 2004. This decrease was primarily attributable to the continued impact of premium pricing increases implemented in early 2004 to address higher health care costs and network provider issues. The enrollment decline was primarily seen in our California plan which had a net decline of 42,000 members in the large group market and a net decline of 99,000 members in the small group market. Our New Jersey plan experienced a net decline of 48,000 members in the large group market and a net decline of 39,000 in the small group market. Overall, small group and individual enrollment declined 18.5% and large group enrollment declined 8.4% from September 30, 2004 to September 30, 2005.

The decline in commercial premium revenues due to the decline in membership was partially offset by an increase in premium rates attributable to our implementation of higher rates in our large and small group markets in all of our health plans to account for higher health care costs. The increase in the commercial premium PMPM was 11.3% for the three and nine months ended September 30, 2005 over the same periods in 2004, respectively.

Medicare Risk premiums increased by $32.7 million, or 8.8%, for the three months ended September 30, 2005 and $70.3 million, or 6.3%, for the nine months ended September 30, 2005 as compared to the same periods in 2004, respectively. The increase in Medicare Risk premiums was primarily attributable to rate increases seen in all states due to increases in the per-member rates paid to us by CMS as a result of demographic and risk factor adjustments and favorable Medicare rate adjustments from 2003 and 2004 in our Arizona, California, Connecticut and New York plans totaling $17.2 million which were recognized in the three months ended September 30, 2005 (see “—Health Plan Services Costs” for detail regarding the increase in capitation expense related to the 2003 and 2004 Medicare rate adjustment). The increase in the Medicare revenue yield PMPM was 7.5% for the three months ended September 30, 2005 and 5.7% for the nine months ended September 30, 2005 over the same periods in 2004, respectively.

Membership in our Medicare Risk program remained at approximately the same level at September 30, 2005 compared to the same period in 2004 as shown in the following table:

	Medicare Risk Membership
	2005	2004	Change
	(Membership in thousands)
Arizona	31	36	(5)
California	94	97	(3)
Connecticut	26	27	(1)
New York	6	5	1
Oregon	15	6	9

Total Medicare Risk Membership	172	171	1

Medicaid premiums increased by $6.2 million, or 2.3%, for the three months ended September 30, 2005 and $26.0 million, or 3.2%, for the nine months ended September 30, 2005 as compared to the same periods in 2004, respectively. The increase in the Medicaid premium PMPM was 1.9% for the three months ended September 30, 2005 and 2.4% for the nine months ended September 30, 2005 over the same periods in 2004, respectively, primarily due to rate increases for the Healthy Families and Access for Infants and Mothers (AIM) programs.

Overall Medicaid membership did not change from September 30, 2004 to September 30, 2005, as shown in the following table:

	Medicaid Membership
	2005	2004	Change
	(Membership in thousands)
California	703	695	8
Connecticut	90	95	(5)
New Jersey	40	43	(3)

Total Medicaid Membership	833	833	—

We participate in state Medicaid programs in California, Connecticut and New Jersey. California membership, where the program is known as Medi-Cal, comprised 84.4% and 83.4% of our Medicaid membership at September 30, 2005 and 2004, respectively. The increase in the California membership is due to the addition of a new county effective August 1, 2005.

Government Contracts Revenues

Government Contracts revenues increased by $113.8 million, or 21.6%, and by $213.0 million, or 13.9%, for the three and nine months ended September 30, 2005 as compared to the same periods in 2004, respectively, as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Government contracts revenue	$639.6	$525.8	$1,747.0	$1,534.0

The increase in Government Contracts revenues is primarily due to an increase in health care services provided under the new TRICARE contract for the North Region from a rise in demand for private sector services as a direct result of heightened military activity.

Government Contracts Membership

Under our TRICARE contract for the North Region, we provided health care services to approximately 3.0 million and 2.9 million eligible beneficiaries in the Military Health System (MHS) as of September 30, 2005 and September 30, 2004, respectively. Included in the 3.0 million eligibles as of September 30, 2005 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.2 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of September 30, 2005, there were approximately 1.4 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract. As of September 30, 2004 there were approximately 1.3 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract and 642,000 TRICARE eligibles enrolled under our old expiring TRICARE contracts.

In addition to the 3.0 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer 15 contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 11 states covering approximately 38,000 enrollees. We also manage two behavioral health services subcontracts which support prime contracts issued by the Department of Defense’s Quality of Life Office.

Net Investment and Other Income

The changes in net investment and other income for the three and nine months ended September 30, 2005 compared to the same periods in 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Net investment income	$19.5	$14.8	$52.5	$43.8
Other income	$1.5	$1.5	$4.4	$4.5

Net investment income increased by $4.7 million or 31.8% for the three months ended September 30, 2005 and by $8.7 million, or 19.9%, for the nine months ended September 30, 2005 as compared to the same periods in 2004 primarily due to an increase in the money market interest rates.

Health Plan Services Costs

Health Plan Services costs decreased by $22.2 million, or 1.1%, for the three months ended September 30, 2005 and by $131.5 million, or 2.1%, for the nine months ended September 30, 2005 as compared to the same periods in 2004, respectively, as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Commercial health care costs	$1,404.5	$1,470.2	$4,311.0	$4,525.6
Medicare Risk health care costs	363.7	329.3	1,058.0	996.6
Medicaid health care costs	232.5	223.4	691.7	670.0

Total Health Plan Services health care costs	$2,000.7	$2,022.9	$6,060.7	$6,192.2

Commercial health care costs decreased by $65.7 million, or 4.5%, for the three months ended September 30, 2005 and by $214.6 million, or 4.7%, for the nine months ended September 30, 2005 as compared to the same periods in 2004, respectively. This decrease is primarily attributable to membership losses, primarily in California and New Jersey and a moderating cost trend. The increase in the commercial health care cost trend on a PMPM basis was 8.6% for the three months ended September 30, 2005 and 8.3% for the nine months ended September 30, 2005 over the same periods in 2004, respectively, due to higher physician and hospital capitation expense and outpatient claims expense. We also experienced an increase in our commercial pharmacy costs on a PMPM basis in the three and nine months ended September 30, 2005.

Medicare Risk health care costs increased by $34.4 million, or 10.4%, for the three months ended September 30, 2005 and $61.4 million, or 6.2%, for the nine months ended September 30, 2005 as compared to the same periods in 2004, respectively. The increase in the Medicare Risk health care cost PMPM was 9.2% for the three months ended September 30, 2005 and 5.5% for the nine months ended September 30, 2005 over the same periods in 2004, respectively. Medicare Risk health care costs increased primarily as a result of higher hospital capitation expense and inpatient claim costs and increased capitation expense from 2003 and 2004 Medicare rate adjustments totaling $9.7 million which were recognized in the three months ended September 30, 2005 (see “—Health Plan Services Premiums” for detail regarding the increase in premium revenue related to the 2003 and 2004 Medicare rate adjustment).

Medicaid health care costs increased by $9.1 million, or 4.1%, for the three months ended September 30, 2005 and $21.7 million, or 3.2%, for the nine months ended September 30, 2005 as compared to the same periods in 2004, respectively. The increase in the Medicaid Risk health care cost PMPM was 3.7% for the three months ended September 30, 2005 and 2.5% for the nine months ended September 30, 2005 over the same periods in 2004, respectively. Medicaid health care costs increase is driven by higher hospital inpatient claims expense.

Health Plan Services MCR decreased to 83.4% for the three months ended September 30, 2005 and 84.3% for the nine months ended September 30, 2005 as compared to 84.5% and 86.0% for the same periods in 2004, respectively. These decreases result from continued pricing discipline and moderating health care cost trends in our commercial market reflecting, in part, improvement in our hospital cost experience. Our Health Plan Services MCRs by line of business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Commercial (including ASO)	82.0%	84.2%	83.5%	85.9%
Medicare Risk	89.9%	88.5%	89.4%	89.5%
Medicaid	82.7%	81.2%	82.1%	82.1%

Government Contracts Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Government Contracts Costs	$614.8	$501.6	$1,675.5	$1,461.5

Government Contracts costs increased by $113.2 million, or 22.6%, and by $214.0 million, or 14.6%, for the three and nine months ended September 30, 2005 as compared to the same periods in 2004, respectively, primarily due to higher costs of the new TRICARE contract for the North Region from a rise in demand for private sector services as a direct result of heightened military activity.

The Government contracts ratio increased by 70 basis points to 96.1% for the three months ended September 30, 2005 and by 60 basis points to 95.9% for the nine months ended September 30, 2005 as compared to 95.4% and 95.3% for the same periods in 2004, respectively, primarily due to higher levels of utilization resulting from heightened military activity.

General, Administrative and Other Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
G&A	$241.8	$207.2	$690.8	$652.9
Selling	55.0	60.4	168.4	184.0
Amortization and depreciation	4.9	11.3	28.6	32.9
Interest	11.8	8.0	32.9	23.8

G&A costs increased by $34.6 million, or 16.7%, for the three months ended September 30, 2005 and by $37.9 million, or 5.8%, for the nine months ended September 30, 2005 as compared to the same periods in 2004, respectively. Our administrative ratio (G&A and depreciation expenses as a percentage of Health Plan Services premiums and other income) increased to 10.2% and 10.0% for the three and nine months ended September 30, 2005, respectively, from 9.1% and 9.5% for the same periods in 2004, respectively. The increase is primarily due to our increased spending in preparation for our Medicare expansion plans and increase in marketing activities. We anticipate a continued increased spending in the fourth quarter of 2005 in connection with the implementation of our Medicare prescription drug program.

The selling costs ratio (selling costs as a percentage of Health Plan Services premiums) decreased to 2.3% for the three and nine months ended September 30, 2005, respectively, from 2.5% and 2.6% for the same periods in 2004, respectively. The decreases are primarily due to a decline in our small group and individual membership which have lower commission cost structures.

Amortization and depreciation expense decreased by $6.4 million for the three months ended September 30, 2005 and $4.3 million for the nine months ended September 30, 2005 as compared to the same periods in 2004, respectively, primarily due to the sale of assets under the Sale-Leaseback transaction. See Note 6 to our consolidated financial statements for further information on our Sale-Leaseback transaction.

Interest expense increased by $3.8 million, or 47.5%, for the three months ended September 30, 2005 and $9.1 million, or 38.2%, for the nine months ended September 30, 2005 as compared to the same periods in 2004, respectively. The increases resulted primarily from a 150 basis point increase in the interest rate on our Senior Notes due to the downgrade of our senior unsecured debt rating and an increase in the variable interest rate we pay on the Swap Contracts. See Note 8 to our consolidated financial statements for further information on the downgrade of our senior unsecured debt rating.

Litigation and severance and related benefit costs

AmCareco litigation. On June 30, 2005, a jury in Louisiana state court returned a $117 million verdict against us in a lawsuit arising from the 1999 sale of three health plan subsidiaries of the Company. On August 19, 2005, after post-trial motions, the Court entered judgment in the AmCare-TX matter. In its judgment, the Court, among other things, reduced the compensatory damage portion of the verdict to $36.7 million and reduced the punitive damages portion of the verdict to $45.5 million. During the three months ended June 30, 2005, we recorded a pretax charge of $15.9 million representing total estimated legal defense costs related to this litigation, the AmCare-LA litigation and the AmCare-OK litigation. No amount for the compensatory damage award was accrued as of September 30, 2005 since we intend to appeal this judgment. See Note 9 to the consolidated financial statements for additional information regarding these matters.

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

Severance and related benefit costs. On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative costs, we would commence an involuntary workforce reduction of approximately 500 positions, which included reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast. As of June 30, 2005, the workforce reduction was substantially completed. As of September 30, 2005, the severance and related benefit costs had been substantially paid out. We used cash flows from operations to fund these payments. See Note 5 to the consolidated financial statements for additional information regarding severance and related benefit costs.

Gain on Sale of Businesses

On March 1, 2004, we completed the sale of two subsidiaries, American VitalCare, Inc. and Managed Alternative Care, Inc., to a subsidiary of Rehabcare Group, Inc. We recorded a pretax gain of $1.9 million related to the sale of these subsidiaries during the three months ended March 31, 2004. Effective September 30, 2004, we entered into Settlement Agreements to settle the true-up adjustments under the Stock Purchase Agreement and the Reinsurance Agreement related to the sale of the Florida Plan and to recover certain legal fees and legal settlements that we had paid on behalf of the Florida Plan. In connection with the Settlement Agreements, we recorded $0.4 million in additional pretax loss on sale of the Florida Plan related to the other true-up adjustments in our consolidated statements of operations for the three and nine months ended September 30, 2004. See Note 6 to the consolidated financial statements for further information on the sale of these subsidiaries.

Income Tax Provision

Our income tax expense and the effective income tax rate for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Income tax expense	$51.6	$46.4	$97.1	$82.2
Effective income tax rate (1)	39.8%	39.2%	38.8%	39.1%

(1)	The effective income tax rate differs from the statutory federal tax rate of 35.0% in each period due primarily to state income taxes, tax-exempt investment income and business divestitures. The effective income tax rate for the nine months ended September 30, 2005 decreased primarily as result of a $2.2 million tax benefit related to the Gem Sale recorded in the first quarter of 2005, compared to the same period in 2004. The effective rate for the three months ended September 30, 2005 increased primarily due to a change in the mix of income earned in tax jurisdictions and a reduction of tax examination settlements, compared to the same period in 2004. We expect our effective tax rate to be 39.0% for the full year of 2005.

Liquidity and Capital Resources

We believe that cash flow from operating activities, existing working capital and lines of credit are adequate to allow us to fund existing obligations, introduce new products and services, and continue to develop health care-related businesses. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate.

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $122.3 million and $129.5 million as of September 30, 2005 and December 31, 2004, respectively. During the third quarter of 2005, we paid $40 million to the government in bid price adjustments which had been previously accrued for as part of closing out the legacy contracts.

During the fourth quarter of 2004, we recorded a pretax charge of $169 million for expenses associated with provider settlements that had been, or are currently in the process of being resolved, principally involving the alleged underpayment of stop-loss claims. Included in this pretax charge is $158 million related to the health care portion of the provider settlements and $11 million related to legal costs. The remaining provider disputes liability balance relating to this pretax charge was $46 million as of September 30, 2005. The cash payments for provider dispute settlements have been funded by cash flows from operations. During the nine months ended September 30, 2005, no significant modification was made to the original estimated provider dispute liability amount, as we believe that the amount is adequate in all material respects to cover the outstanding estimated provider dispute settlements. For additional information regarding the provider settlements included in the fourth quarter 2004 charge, see Note 10 to the consolidated financial statements.

Operating Cash Flows

Our operating cash flows for the nine months ended September 30, 2005 compared to the same period in 2004 are as follows:

	September 30, 2005	September 30, 2004	Change 2005 over 2004
	(Dollars in millions)
Net cash provided by (used in) operating activities	$259.2	$(57.5)	$316.7

Net cash from operating activities increased primarily due to receipt of prepaid Medicare premiums of $120 million, an increase in cash flows from our TRICARE contracts and an increase in operating income, partially offset by provider dispute payments.

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

Our cash flows from investing activities for the nine months ended September 30, 2005 compared to the same period in 2004 are as follows:

	September 30, 2005	September 30, 2004	Change 2005 over 2004
	(Dollars in millions)
Net cash used in investing activities	$(18.3)	$(105.6)	$87.3

Net cash used in investing activities decreased due primarily to the proceeds received in the Sale-Leaseback Transaction in June 2005. On June 30, 2005, we entered into an agreement in which we sold certain of our non-real estate fixed assets to an independent third party for net cash proceeds of $79.0 million (the Sale-Leaseback Transaction) and simultaneously leased such assets from an independent third party under an operating lease for an initial term of three years (the Lease Agreement). The net proceeds from the Sale-Leaseback Transaction were used to increase the capital level of our California health plan. Payments under the Lease Agreement are $2.8 million per quarter, plus interest, payable in arrears. See Note 6 to the consolidated financial statements for additional information regarding the Sale-Leaseback Transaction.

Financing Activities

Our cash flows from financing activities for the nine months ended September 30, 2005 compared to the same period in 2004 are as follows:

	September 30, 2005	September 30, 2004	Change 2005 over 2004
	(Dollars in millions)
Net cash provided by (used in) financing activities	$64.8	$(74.8)	$139.6

Net cash provided in financing activities increased due to a decrease of $88.5 million in repurchases of our common stock combined with an increase in cash proceeds of $51.2 million from the exercise of stock options and employee stock purchases when compared to the prior year.

Stock Repurchase Program. Our Board of Directors has authorized us to repurchase up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under a stock repurchase program. After giving effect to realized exercise proceeds and tax benefits from the exercise of employee stock options, our total authority under our stock repurchase program is estimated at $676 million. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of September 30, 2005, we had repurchased an aggregate of 19,978,655 shares of our common stock under our stock repurchase program at an average price of $26.86 for aggregate consideration of approximately $536.6 million after taking into account exercise proceeds and tax benefits from the exercise of employee stock options. The remaining authorization under our stock repurchase program as of September 30, 2005 was $139 million. We used net free cash available to the parent company to fund the share repurchases. As a result of Moody’s downgrade in September 2004 and S&P’s downgrade in November 2004 with respect to our senior unsecured debt rating, we have currently discontinued our repurchases of common stock under our stock repurchase program. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future ratings action taken by Moody’s or S&P on our senior unsecured debt rating. See Note 8 to our consolidated financial statements for additional information regarding the Moody’s and S&P downgrades. Our stock repurchase program does not have an expiration date. As of September 30, 2005, we have not terminated any repurchase program prior to its expiration date.

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

Senior Credit Facility. We have a $700 million five-year revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and the other lenders party thereto. As of September 30, 2005, no amounts were outstanding under our senior credit facility.

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

We can obtain letters of credit in an aggregate amount of $200 million under our senior credit facility, which reduces the maximum amount available for borrowing under our senior credit facility. As of September 30, 2005, we had an aggregate of $18.1 million in letters of credit issued pursuant to the senior credit facility. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the senior credit facility is $681.9 million as of September 30, 2005. No amounts have been drawn on any of these letters of credit. In order to secure judgment pending appeal in the AmCare-TX litigation, we intend to provide a letter of credit or other appropriate security instrument in the amount of approximately $91 million in the fourth quarter of 2005. If the letter of credit is issued, this will further reduce the amount available for borrowing under the credit facility to approximately $590.9 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2005, we had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2004, we identified the critical accounting policies which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, government contracts, goodwill and recoverability of long-lived assets and investments. We have not changed these policies from those previously disclosed in our Annual Report on Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and health care and other costs payable under government contracts and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of September 30, 2005 are discussed below.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ (46.2) million
1%	$ (23.5) million
(1)%	$ 24.4 million
(2)%	$ 49.7 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 23.5 million
1%	$ 11.8 million
(1)%	$ (11.8) million
(2)%	$ (23.5) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

Other relevant factors include exceptional situations that might require judgmental adjustments in setting the reserves for claims, such as system conversions, processing interruptions or changes, environmental changes or other factors. In our California operations, in early 2004, there were significant improvements in the claims processing that had a material impact upon the reserve levels in 2004. None of the other factors had a material impact on the development of our claims payable estimates during any of the periods presented in this Quarterly Report on Form 10-Q. All of these factors are used in estimating reserves for claims and are important to our reserve methodology in trending the claims per member per month for purposes of estimating the reserves for the most recent months. In developing our best estimate of reserves for claims, we consistently apply the principles and methodology described above from year to year, while also giving due consideration to the potential variability of these factors. Because reserves for claims include various actuarially developed estimates, our actual health care services expense may be more or less than our previously developed estimates. Claim processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed, with any adjustments reflected in current operations.

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

As part of our TRICARE contract for the North Region, we have a risk-sharing arrangement with the federal government whereby variances in actual claim experience from the targeted medical claim amount negotiated in our annual bid are shared. Due to this risk-sharing arrangement provided for in the TRICARE contract for the North Region, the changes in the estimate of the IBNR reserves are not expected to have a material effect on the favorable or adverse development of our liability under the TRICARE contract.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of September 30, 2005, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

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

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations. Health Net, Inc. elected to contribute $132.9 million in cash and $33.1 million in property to certain of its subsidiaries during the nine months ended September 30, 2005 to further strengthen such subsidiaries risk-based capital. Except for the $132.9 million and $33.1 million in capital contributions, our parent company did not make any capital contributions to its subsidiaries to meet risk-based capital or other statutory capital requirements under state laws and regulations during the nine months ended September 30, 2005 or thereafter through November 2, 2005.

Legislation has been or may be enacted in certain states in which our subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders.

As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived, or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends, that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments, is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus.

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

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2005. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $8.9 million as of September 30, 2005.

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

The interest rate on borrowings under our senior credit facility, of which there were none as of September 30, 2005, is subject to change because of the varying interest rates that apply to borrowings under the senior credit facility. For additional information regarding our senior credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.

The fair value of our fixed rate borrowing as of September 30, 2005 was approximately $467 million which was based on bid quotations from third-party data providers. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of September 30, 2005. These cash outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of September 30, 2005 prior to entering into the Swap Contracts.

	2005	2006	2007	2008	2009	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowing:
Principal	$—	$—	$—	$—	$—	$400.0	$400.0
Interest	39.5	39.5	39.5	39.5	39.5	59.3	256.8
Valuation of interest rate swap contracts (a)	(1.6)	1.5	1.4	1.7	2.0	3.8	8.8

Cash outflow on fixed-rate borrowing	$37.9	$41.0	$40.9	$41.2	$41.5	$463.1	$665.6

(a)	Expected cash (inflow) outflow from Swap Contracts as of the most recent practicable date of October 25, 2005 is $(1.4) million, $1.8 million, $2.2 million, $2.4 million, $2.5 million and $4.2 million for 2005, 2006, 2007, 2008, 2009 and thereafter, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A description of the Company’s stock repurchase program and the information required under this Item 2 is contained under the caption “Stock Repurchase Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this Quarterly Report on Form 10-Q. The Company did not repurchase any shares of common stock during the three and nine months ended September 30, 2005 under our publicly announced stock repurchase program.

Under the Company’s 1997 Stock Option Plan (the “Plan”), employees may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted stock awards made thereunder. Restricted stock awards granted under the Plan are made pursuant to individual restricted stock agreements, a form of which is filed as an exhibit to the Company’s Annual Report on Form 10-K. The following table provides information with respect to the shares withheld by the Company to satisfy these obligations to the extent employees elected for the Company to withhold such shares. These repurchases were not part of our publicly announced stock repurchase program, which is described elsewhere in this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1–July 31	—	—
August 1–August 31	5,364	$42.31
September 1–September 30	—	—
Total	5,364	$42.31

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1	Amended Employment Letter Agreement dated as of October 10, 2005 between Health Net, Inc. and Jeffrey Folick (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 13, 2005 (File No. 1-12718) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: November 2, 2005	By:	/s/ ANTHONY S. PISZEL
Anthony S. Piszel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2005	By:	/s/ MAURICE S. HEBERT
Maurice S. Hebert
Corporate Controller
(Chief Accounting Officer)