Form 10-K
period 2005-12-31
HEALTH NET INC
filed 2006-02-13
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one). Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2005 was $4,299,241,602 (which represents 112,663,564 shares of Common Stock held by such non-affiliates multiplied by $38.16, the closing sales price of such stock on the New York Stock Exchange on June 30, 2005).

The number of shares outstanding of the registrant’s Common Stock as of February 8, 2006 was 114,900,724 (excluding 23,182,862 shares held as treasury stock).

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2005.

HEALTH NET, INC.

i

PART I

Item 1. Business.

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We operate and conduct our businesses through subsidiaries of Health Net, Inc., which is among the nation’s largest publicly traded managed health care companies. In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Company,” “Health Net,” “we,” “us,” and “our” refer to Health Net, Inc. and its subsidiaries.

Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (“HMOs”), insured preferred provider organizations (“PPOs”) and point-of-service (“POS”) plans to approximately 6.3 million individuals in 27 states and the District of Columbia through group, individual, Medicare, Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health subsidiary provides mental health benefits to approximately 7.3 million individuals in all 50 states. Our subsidiaries also offer managed health care products related to prescription drugs and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs. In addition, we own health and life insurance companies licensed to sell exclusive provider organization (“EPO”), PPO, POS and indemnity products, as well as auxiliary non-health products such as life and accidental death and dismemberment, dental, vision, behavioral health and disability insurance, in 46 states and the District of Columbia.

Our executive offices are located at 21650 Oxnard Street, Woodland Hills, California 91367, and our Internet web site address is www.healthnet.com.

We make available free of charge on or through our Internet web site, www.healthnet.com, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and charters for the Audit Committee, Compensation Committee, Governance Committee and Finance Committee of our Board of Directors are also available on our Internet web site. We will provide electronic or paper copies free of charge upon request.

Segment Information

We currently operate within two reportable segments, Health Plan Services and Government Contracts, each of which is described below. For additional financial information regarding our reportable segments, see “Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 15 in the Notes to Consolidated Financial Statements included as part of this Annual Report on Form 10-K.

Health Plan Services Segment

Our Health Plan Services segment includes the operations of our commercial, Medicare and Medicaid health plans in Arizona, California, Connecticut, New Jersey, New York and Oregon, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. In addition, beginning January 1, 2006, we commenced expansion of our commercial business in the State of Washington. As of December 31, 2005, we had approximately 3.3 million at-risk and 0.1 million administrative services only (“ASO”) members in our Health Plan Services segment.

Managed Health Care Operations

We offer a full spectrum of managed health care products and services. Our strategy is to offer to employers and individuals a wide range of managed health care products and services that, among other things, provide comprehensive coverage and contain health care costs increases. Over the past five years, we have focused on expanding our POS and PPO product lines, which we believe will enable us to offer greater flexibility to employer groups and individual insureds. As of December 31, 2005, 44% of our commercial members were covered by POS and PPO products, 53% were covered by conventional HMO products and 3% were covered by EPO and fee-for-service products, including new health plans such as consumer-directed health care plans. For information on our consumer-directed health care plans see “—Additional Information Concerning Our Business—Consumer-Directed Health Care Plans; Health Savings Accounts.”

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

Over the past several years, we have consolidated our health plan operations in Arizona, California, Connecticut, Oregon, New Jersey and New York. We have also adopted newer forms of medical management techniques that focus on demand management and early development of Consumer Directed Health Plan products. For information regarding the marketing and sales of our health plans and our medical management techniques, see “Additional Information Concerning our Business—Marketing and Sales” and “—Medical Management.”

The pricing of our products is designed to reflect the varying costs of care based on the benefit alternatives in our products. We provide employers and employees the ability to select and enroll in products with greater managed health care and cost containment elements. In general, our HMOs provide comprehensive health care coverage for a fixed fee or premium that does not vary with the extent or frequency of medical services actually received by the member. PPO enrollees choose their medical care from a panel of contracting providers or choose a non-contracting provider and are reimbursed on a traditional indemnity plan basis after reaching an annual deductible. POS enrollees choose, each time they receive care, from conventional HMO or indemnity-like (in-network and out-of-network) coverage, with payments and/or reimbursement depending on the coverage chosen. We assume both underwriting and administrative expense risk in return for the premium revenue we receive from our HMO, POS and PPO products. We have contractual relationships with health care providers for the delivery of health care to our enrollees in each product category.

The following table contains membership information relating to our commercial large group (generally defined as an employer group with more than 50 employees) members, commercial small group (generally defined as an employer group with 2 to 50 employees) and individual members, Medicare members, Medicaid members and ASO members as of December 31, 2005 (our Medicare and Medicaid businesses are discussed below under “—Medicare Products” and “—Medicaid Products”):

Commercial—Large Group	1,599,473	(a)
Commercial—Small Group & Individual	664,455	(b)
Medicare (Medicare Advantage only)	174,040
Medicaid	829,927
ASO	116,318

(a)	Includes 1,045,279 HMO members, 134,075 PPO members, 362,934 POS members, 32,670 EPO members and 24,515 Fee-for-Service members.
(b)	Includes 162,176 HMO members, 35,054 of which are members under our arrangement with The Guardian Life Insurance Company of America (“The Guardian”); 213,445 PPO members 639 of which are members under our arrangement with the Guardian; 287,282 POS members, 170,624 of which are members under our arrangement with The Guardian; 1,079 EPO members and 473 FFS members. For additional information regarding our arrangement with The Guardian, see “—Northeast” below.

The following table sets forth certain information regarding our employer groups in the commercial managed care operations of our Health Plan Services segment as of December 31, 2005:

Number of Employer Groups	27,413
Largest Employer Group as % of commercial enrollment	4.3%
10 largest Employer Groups as % of commercial enrollment	18.1%

A general description of our health plan operations in Arizona, California, Oregon, Connecticut, New Jersey and New York is set forth below. See “Item 7. Management’s Discussion and Analysis and Results of Operation—Health Plan Services Segment Membership” for a discussion on changes in our membership levels.

Arizona. In Arizona, we believe that our commercial managed care operations rank us fifth largest as measured by total membership and second largest as measured by size of commercial provider network. Our commercial membership in Arizona was 117,245 as of December 31, 2005, which represented a decrease of approximately 9% during 2005. This decrease was primarily due to decreased sales of our POS products in the large and small group markets. Our Medicare membership in Arizona was 30,997 as of December 31, 2005, which represented a decrease of approximately 10% during 2005. We did not have any Medicaid members in Arizona as of December 31, 2005 or 2004.

California. We believe that Health Net of California, Inc., our California HMO (“HN California”), is the fifth largest HMO in California in terms of membership and the largest in terms of size of provider network. HN California holds a license in California under the Knox-Keene Health Care Service Plan Act of 1975 (the “Knox-Keene Act”) as a full service Health Care Service Plan. Our commercial membership in California as of December 31, 2005 was 1,456,705, which represented a decrease of approximately 7% during 2005. The decrease in commercial membership was primarily due to the implementation of higher premiums during 2005. Our commercial membership in the small group and individual market in California was 373,292 as of December 31, 2005, which represented a decrease of approximately 19% during 2005. Our Medicare membership in California as of December 31, 2005 was 93,469, which represented a decrease of approximately 2% during 2005. Our Medicaid membership in California as of December 31, 2005 was 697,723 members, which represented an increase of approximately 0.3% during 2005.

Oregon. We believe that our Oregon operations make us the sixth largest managed care provider in Oregon in terms of membership. Our commercial membership in Oregon was 138,287 as of December 31, 2005, which represented a decrease of approximately 0.1% during 2005. Of these members, approximately 9,800 reside in Washington. In December 2005, we announced that our Oregon health plan would expand its service area in all counties in Washington state effective January 1, 2006. We expect this expansion to continue throughout 2006. Our Medicare membership in Oregon increased by 7,660 members to 16,254 as of December 31, 2005 from 8,594 as of December 31, 2004. We did not have any Medicaid members in Oregon as of December 31, 2005 or 2004.

Northeast. Our Northeast operations are conducted in Connecticut, New Jersey and New York. For our large employer group business, we directly market commercial HMO, PPO and POS products in Connecticut and New York and commercial HMO and POS products in New Jersey. For our small employer group business in Connecticut, New Jersey and New York, we offer HMO, PPO and POS products through a marketing agreement with The Guardian pursuant to which we do business under the brand name “Healthcare Solutions.” Under the agreement, The Guardian generally has the exclusive right to market and sell our HMO, PPO and POS products to small employer groups. We generally share the profits of Healthcare Solutions equally with The Guardian, subject to certain terms of the marketing agreement related to expenses. The Guardian is a mutual life insurance company (owned by its policy-holders) which offers diversified financial products and services, including individual life and disability income insurance, employee benefits, retirement services and investments.

We believe our Connecticut operations make us the third largest managed care provider in Connecticut in terms of membership and size of provider network. Our commercial membership in Connecticut was 206,920 as of December 31, 2005 (including 30,429 members under The Guardian arrangement), which represented a decrease of approximately 11% since December 31, 2004. This decrease was primarily due to the implementation of higher premiums during 2005. Our Medicare membership in Connecticut was 26,523 as of December 31, 2005, which represented a decrease of approximately 0.3% during 2005, and our Medicaid membership in Connecticut was 88,328 as of December 31, 2005, which represented a decrease of approximately 6% during 2005.

We believe our New Jersey operations make us the fifth largest managed care provider in New Jersey in terms of membership and size of provider network. Our commercial membership in New Jersey was 126,904 as of December 31, 2005 (including 74,196 members under The Guardian arrangement), which represented a decrease of approximately 39% during 2005. This decrease was primarily due to the implementation of higher premiums during 2005. Our Medicaid membership in New Jersey was 43,876 as of December 31, 2005, which represented an increase of approximately 4% during 2005. We did not have any Medicare members in New Jersey as of December 31, 2005 or 2004.

We believe our New York operations make us the fifth largest managed care provider in New York in terms of membership and size of provider network. In New York, we had 217,859 commercial members as of December 31, 2005, which represented a decrease of approximately 14% during 2005. This decrease was primarily due to the implementation of higher premiums during 2005. Such membership included 101,692 members under The Guardian arrangement. Our Medicare membership in New York was 6,797 as of December 31, 2005, which represented an increase of 18% during 2005. We did not have any Medicaid members in New York as of December 31, 2005 or 2004.

Medicare Products

We offer our Medicare products directly to individuals and through employer groups. To enroll in one of our Medicare plans, covered persons must be eligible for Medicare. We provide or arrange health care services normally covered by Medicare, plus a broad range of health care services not covered by traditional Medicare programs. The federal Centers for Medicare & Medicaid Services (“CMS”) pays us a monthly amount for each enrolled member based, in part, upon the “Adjusted Average Per Capita Cost,” as determined by CMS’ analysis of fee-for-service costs related to beneficiary demographics and other factors. Depending on plan design and geographic area, we may charge a monthly premium. We also provide Medicare supplemental coverage to 37,691 members through either individual Medicare supplement policies or employer group sponsored coverage. See “—Government Regulation—Federal Legislation and Regulation—Medicare Legislation” and “Item 1A. Risk Factors—Our efforts to capitalize on Medicare business opportunities could prove to be unsuccessful” for additional information regarding the Medicare legislation.

We believe we are the nation’s fifth-largest Medicare Advantage contractor based on membership with 174,040 members in 43 counties in five states as of December 31, 2005 compared to membership of 170,943 as of December 31, 2004. In connection with the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), we have significantly expanded our Medicare health plans. For example, in 2005, we extended our participation in Medicare Advantage by adding new service areas and increasing participation in regional and local PPOs. As a result of this expansion we are now offering 98 new plans and are a major participant in the new “Part D” stand-alone drug benefit. On January 1, 2006, we began offering the new Part D prescription drug benefit to seniors in 10 states. U.S. citizens who are at least 65 years old, or who are disabled, or who are dual-eligible members in both Medicare and Medicaid are able to enroll in our Part D coverage plans.

The new Medicare Advantage plans focus on simplicity, so that members can sign up and use the new drug benefit with minimal paperwork, and coverage that starts immediately upon enrollment. We believe we offer some of the most cost-effective prescription drug plans with premiums below the national average cost. We now offer prescription drug coverage under Medicare Advantage in Arizona, California, Connecticut, New York and Oregon, states where we had already been offering Medicare services. Medicare Advantage members in these states are generally permitted to sign up for the new benefit and receive prescription drug medications at no additional premium. We are also offering the new “Part D” stand-alone prescription drug benefit in these states. In addition, we offer the stand-alone Part D prescription drug benefit to seniors in five states where we do not have Medicare Advantage membership: Massachusetts, New Jersey, Rhode Island, Vermont and Washington.

We participate as a Special Needs plan provider in Arizona, California, Connecticut and New York. Special Needs plans are designed to ensure that Medicare beneficiaries with limited financial means and disabled Medicare beneficiaries have additional health care and prescription drug coverage. Our plan targets beneficiaries who are eligible for both Medicare and Medicaid in these four states and beneficiaries with chronic obstructive pulmonary disease and congestive heart failure in two California counties.

Medicaid Products

We believe we are the fourth largest Medicaid HMO in the United States based on membership. As of December 31, 2005, we had an aggregate of 829,927 Medicaid members compared to 831,421 members as of December 31, 2004, principally in California. We also had Medicaid members and operations in Connecticut and New Jersey See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations—Health Plan Services Segment Membership” for detailed information regarding our Medicaid enrollment by state. To enroll in our Medicaid products, an individual must be eligible for Medicaid benefits under the appropriate state regulatory requirements. The applicable state agency pays our HMOs a monthly fee for the coverage of our Medicaid members.

As of December 31, 2005, we had Medicaid operations in nine of California’s largest counties: Los Angeles, Fresno, Kern, Stanislaus, Riverside, Sacramento, San Bernardino, San Diego and Tulare. We are the sole commercial plan contractor with the State of California’s Department of Health Services (“DHS”) to provide Medicaid service in Los Angeles County, California. As of December 31, 2005, 466,521 of our Medicaid members, representing approximately 56% of our total Medicaid membership, resided in Los Angeles County. In May 2005, we renewed our contract with DHS to provide Medicaid service in Los Angeles County. The renewed contract is effective April 1, 2006 and has an initial term of two years with three 24-month extension periods.

Our California HMO, HN California, participates in the State Children’s Health Insurance Program (“SCHIP”), which, in California, is known as the Healthy Families program. As of December 31, 2005, there were 97,039 members in our Healthy Families program. SCHIP was designed as a federal/state partnership, similar to Medicaid, with the goal of extending health insurance to children whose families earn too much money to be eligible for Medicaid, but not enough money to purchase private insurance. Member premiums, which range from $4 to $9 per child, per month, are subsidized by the State of California. California receives two-thirds of the funding for the program from the federal government.

In 2005, we were awarded four new contracts covering the Healthy Kids Programs in seven California counties. We are the exclusive Health Kids contractor in each of these counties and are the only commercial plan to be awarded such contracts in California. The Health Kids program provides coverage for low-income children in California that do not meet all of the eligibility criteria of Medicaid or the Healthy Families program.

Administrative Services Only Business

We provide ASO products to large employer groups in California, Connecticut, New Jersey and New York. Under these arrangements, we provide claims processing, customer service, medical management, provider network access and other administrative services without assuming the risk for medical costs. We are generally compensated for these services on a fixed per member per month basis. Our largest concentration of ASO business is in the Northeast, principally Connecticut. As of December 31, 2005, we had 116,318 members through our ASO business. Of those members, approximately 109,105 were located in the Northeast.

Indemnity Insurance Products

We offer insured PPO, POS, EPO and indemnity products as “stand-alone” products and as part of multiple option products in various markets. These products are offered by our health and life insurance subsidiaries which are licensed to sell insurance in 46 states and the District of Columbia. Through these subsidiaries, we also offer auxiliary non-health products such as life, accidental death and dismemberment, dental, vision, behavioral health and disability insurance. Our health and life insurance products are provided throughout most of our service areas.

Other Specialty Services and Products

We offer pharmacy benefits, behavioral health, dental and vision products and services (through strategic relationships with third parties), as well as managed care products related to cost containment for hospitals, health plans and other entities as part of our Health Plan Services segment.

Pharmacy Benefit Management. We provide pharmacy benefit management (“PBM”) services to Health Net members through our wholly-owned subsidiary, Health Net Pharmaceutical Services, Inc. (“HNPS”). HNPS provides integrated PBM services to approximately 2.9 million Health Net members who have pharmacy benefits, including approximately 170,000 seniors. HNPS manages these benefits in an effort to achieve the lowest cost for its customers. HNPS focuses its effort on encouraging appropriate use of medications to enhance the overall member outcome while controlling overall cost to the health plan, member and employer. A committee of internal and external physicians and pharmacists select medications by therapeutic class that offer demonstrable clinical value. A cost effective option is then selected from equivalently effective options.

HNPS provides affiliated health plans various services including development of benefit designs, cost and trend management, and management delivery systems. HNPS outsources certain capital and labor-intensive functions of pharmacy benefit management, such as claims processing and mail order services. HNPS also provides pharmacy benefit administration services to non-affiliated customers who wish to self-fund their pharmacy benefit.

The number of seniors for which HNPS manages pharmacy benefits is expected to grow significantly with our participation in the Part D Prescription drug benefit. We are offering seniors in 10 states broad drug coverage through low cost benefits that leverage HNPS’s experience in managing drug costs and trends at a reasonable price.

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

Over the past several years, MHN has focused on capitalizing growth opportunities both inside and outside its traditional areas of business. Areas of focus include EAP, health care services integration and aggressive market-facing initiatives.

•	EAP: MHN is focusing on expanding telephonic EAP services in response to the demand for EAP services where face-to-face counseling is not practicable. In addition, MHN is expanding its EAP services internationally. Its international EAP targets domestic customers with employees in other countries.

•	Health care services integration: MHN is piloting an expanded workplace service offering to members of Health Net-affiliated medical plans. Services include integrated disease management, telephonic behavior coaching and return-to-work programs.

•	Aggressive market-facing initiatives: MHN has continued to develop its product and service offering as well as its customer base. For example, It’s Your Life - MHN’s member-exclusive behavioral change promotion program - now includes new health and wellness tools for, among other things, weight management, nutrition, smoking cessation. Other new programs include innovative developments for coping with anger management, sexual harassment, substance abuse, DUI and other critical behavioral health issues.

In addition, MHN has been proactive in responding to national disasters, such as Hurricane Katrina. MHN has acted as a first responder in many instances, deploying counselors at specific impacted sites to provide information on available resources and to provide special psychosocial support as needed. For Hurricane Katrina, MHN counselors were on site within 24 hours after counseling support was requested.

MHN’s products and services were being provided to over 7.3 million individuals as of December 31, 2005, with approximately 1.9 million individuals under risk-based programs, approximately 2.4 million individuals under self-funded programs and approximately 3.0 million individuals under EAPs.

In 2005, MHN’s total revenues were $223 million. Of that amount, $149 million represented revenues from business with MHN affiliates and $74 million represented revenues from non-affiliate business.

Dental and Vision. As a result of the sale of our dental and vision subsidiaries in 2003, we no longer underwrite or administer stand-alone dental and vision products. We continue to make available to our current and prospective members in Arizona, California and Oregon, private label dental products through a strategic relationship with SafeGuard Health Enterprises, Inc. (“SafeGuard”) and private label vision products through a strategic relationship with EyeMed Vision Care LLC (“EyeMed”). The stand-alone dental products are underwritten and administered by SafeGuard companies and the stand alone vision products are underwritten by Fidelity Security Life Insurance Company and administered by EyeMed affiliated companies.

Government Contracts Segment

Our Government Contracts segment includes our TRICARE contract for the North Region and other health care related government contracts that we administer for the U.S. Department of Defense (the “Department of Defense”) and the U.S. Department of Veterans Affairs. Certain components of these contracts are subcontracted to unrelated third parties.

Approximately 42% of our revenues relate to federal, state and local government health care coverage programs such as TRICARE and our Medicaid and Medicare programs (which are included as part of our Health Plan Services segment). Under government-funded health programs, the government payor typically determines premium and reimbursement levels. Contracts under these programs are generally subject to frequent change, including changes which may reduce the number of persons enrolled or eligible, reduce the revenue received by us or increase our administrative or health care costs under such programs. The amount of government receivables set forth in our consolidated financial statements represents our best estimate of the government’s liability to us under TRICARE and other federal government contracts. In general, government receivables are estimates and are subject to government audit and negotiation. See “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition and results of operations.”

TRICARE

Our wholly-owned subsidiary, Health Net Federal Services, LLC (“HNFS”), administers a large managed care federal contract with the Department of Defense under the TRICARE program in the North Region. We have been serving the Department of Defense since 1988 under the TRICARE program and its predecessor programs. We believe we have established a solid history of operating performance under our contracts with the Department of Defense. We believe there will be further opportunities to serve the Department of Defense and other governmental organizations in the future.

Our TRICARE contract for the North Region is one of three regional contracts awarded by the Department of Defense in August 2003 under the TRICARE Program. The North Region contract is a five-year contract and covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers a small portion of Tennessee, Missouri and Iowa. Under the TRICARE contract for the North Region, we provide health care services to approximately 3.0 million Military Health System (“MHS”) eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries), including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.2 million other MHS-eligible beneficiaries for whom we provide administrative services only.

Eligible beneficiaries in the TRICARE program are able to choose from a variety of program options. They can choose to enroll in TRICARE Prime, which is similar to a conventional HMO plan, or they can select, on a case-by-case basis, to utilize TRICARE Extra, which is similar to a conventional PPO plan, or TRICARE Standard, which is similar to a conventional indemnity plan.

Under TRICARE Prime, enrollees pay an enrollment fee (which is zero for active duty participants and their dependents) and select a primary care physician from a designated provider panel. The primary care physicians are responsible for making referrals to specialists and hospitals. Except for active duty family members, who have no co-payment charges, TRICARE Prime enrollees pay co-payments each time they receive medical services from a civilian provider. TRICARE Prime enrollees may opt, on a case-by-case basis, for a point-of-service option in which they are allowed to self-refer but incur a deductible and a co-payment.

Under TRICARE Extra, eligible beneficiaries may utilize a TRICARE network provider but incur a deductible and co-payment which is greater than the TRICARE Prime co-payment. Under TRICARE Standard, eligible beneficiaries may utilize a TRICARE authorized provider who is not a network provider but pay a higher co-payment than under TRICARE Prime or TRICARE Extra.

As of December 31, 2005, there were approximately 1.4 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract. The total estimated number of eligible beneficiaries for the North Region contract as of December 31, 2005, based on data provided by the Department of Defense, was 3.0 million.

The TRICARE contract for the North Region includes a target price for the cost reimbursed health care costs which is negotiated annually during the term of the contract, with underruns and overruns of our target price provision borne 80% by the government and 20% by us. The administrative price is paid on a monthly basis, one month in arrears and certain components of the administrative price are subject to volume-based adjustments.

We are paid within five days for each claims run under the North Region contract based on paid claims with an annual reconciliation of the risk sharing provision. We are not responsible for providing pharmaceutical benefits, claims processing for TRICARE and Medicare dual eligibles and certain marketing and education services. For additional information regarding our TRICARE contract for the North Region, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Other Department of Defense Contracts

During 2005, HNFS managed three behavioral health services subcontracts, which support prime contracts issued by the Department of Defense’s Quality of Life Office. Under these subcontracts, HNFS and MHN have teamed together to provide family counseling and domestic abuse victim advocacy and Hurricane Katrina counseling to members of the U.S. military and their families at certain Department of Defense locations in the United States, Germany and Italy. The services provided under these subcontracts are not TRICARE benefits and are provided independently from the services provided under our TRICARE contract for the North Region. Total revenue for these subcontracts for the year ended December 31, 2005 was $23.7 million. Since January 1, 2006, the behavioral health services subcontracts have been managed principally by an affiliate of MHN.

Veterans Affairs

During 2005, HNFS administered 15 contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 11 states. HNFS also managed 18 other contracts with the U.S. Department of Veterans Affairs in 146 locations and one contract with the U.S. Marshals Service for claims re-pricing services. Total revenues for our Veterans Affairs business were approximately $22.2 million for the year ended December 31, 2005, representing a 10.4% increase over 2004. These revenues are derived from service fees received and have no insurance risk associated with them.

Provider Relationships and Responsibilities

We maintain a network of qualified physicians, hospitals and other health care providers in each of the states in which we offer managed care products and services.

Physician Relationships

The following table sets forth the number of primary care and specialist physicians contracted either directly with our HMOs or through our contracted participating physician groups (“PPGs”) as of December 31, 2005:

Primary Care Physicians (includes both HMO and PPO physicians)	50,924
Specialist Physicians (includes both HMO and PPO physicians)	125,647
Total	176,571

Under most of our California HMO plans and POS plans, and under some of our HMO and POS plans outside California, members are required to select a PPG and a primary care physician from within that group. In our other plans, including most of our plans outside of California, members may be required to select a primary care physician from the broader HMO network panel of primary care physicians. Some HMO “open access” plans and PPO plans do not require the member to select a primary care physician. The primary care physicians and PPGs assume overall responsibility for the care of members. Medical care provided directly by such physicians includes the treatment of illnesses not requiring referral, and may include physical examinations, routine immunizations, maternity and childcare, and other preventive health services. The primary care physicians and PPGs are responsible for making referrals (approved by the HMO’s or PPG’s medical director as required under the terms of our various plans) to specialists and hospitals. Certain of our HMOs offer enrollees “open panels” under which members may access any physician in the network, or network physicians in certain specialties, without first consulting their primary care physician.

PPG and physician contracts are generally for a period of at least one year and are automatically renewable unless terminated, with certain requirements for maintenance of good professional standing and compliance with our quality, utilization and administrative procedures. In California, PPGs generally receive a monthly “capitation” fee for every member assigned to it. Under a capitation fee arrangement, we pay a provider group a fixed amount per member on a regular basis and the provider group accepts the risk of the frequency and cost of member utilization of professional services. The capitation fee represents payment in full for all medical and ancillary services specified in the provider agreements. In these capitation fee arrangements, in cases where the capitated PPG cannot provide the health care services needed, such PPGs generally contract with specialists and other ancillary service providers to furnish the requisite services under capitation agreements or negotiated fee schedules with specialists. Outside of California, most of our HMOs reimburse physicians according to a discounted fee-for-service schedule, although several have capitation arrangements with certain providers and provider groups in their market areas.

Our Connecticut HMO has a contract with the Connecticut State Medical Society IPA (“CSMS”). In 2005, we converted our contract with CSMS from a capitated risk arrangement coupled with a reinsurance agreement between CSMS and Health Net Services (Bermuda), Ltd., a wholly-owned subsidiary of the Company, to a fee-for-service arrangement with gain-share and pay-for-performance features. As a result, we eliminated the reinsurance arrangement and all administration, referral authorization and claims administration is now performed by our Connecticut health plan and physicians are paid on a fee-for-service basis.

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

For services provided under our PPO products and the out-of-network benefits of our POS products, we ordinarily reimburse physicians pursuant to discounted fee-for-service arrangements.

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

In late 2001, we began to see a pronounced increase in the number of high dollar, stop-loss inpatient claims we were receiving from hospitals. As stop-loss claims rose, the percentage of payments made to hospitals for stop-loss claims grew as well, in some cases in excess of 50%. This increase was caused by some hospitals aggressively raising chargemasters and billing for items separately when we believed they should have been included in the base charge. Management at our California health plan at that time responded to this trend by instituting a number of practices designed to reduce the cost of these claims, including, but not limited to, line item review of itemized billing statements and review of, and adjustment to, the level of prices charged on stop-loss claims.

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

During the fourth quarter of 2004, we recorded a pretax charge of $169 million for expenses associated with provider settlements that had been or are currently in the process of being resolved, principally involving the alleged underpayment of stop-loss claims. Included in this pretax charge is $158 million related to the health care portion of the provider settlements and $11 million related to legal costs. In 2005 we paid $109 million in provider settlements and related legal costs. The remaining provider disputes liability balance relating to the 2004 pretax charge was $35 million as of December 31, 2005.

Ancillary and Other Provider Relationships

Our health plan subsidiaries arrange for ancillary and other provider services, such as ambulance, laboratory, radiology and home health, primarily through contracts with selected providers in their service areas. These contracts generally have multi-year terms or annual terms with automatic renewals and provide for payments on a variety of bases, including capitation, per diem rates, case rates and discounted fee-for-service schedules. In certain cases, these provider services are included in contracts our health plan subsidiaries have with PPGs and hospitals.

Additional Information Concerning Our Business

Competition

We operate in a highly competitive environment in an industry currently subject to significant changes from business consolidations, new strategic alliances, legislative reform and market pressures brought about by a better informed and better organized customer base. Our HMOs face substantial competition from for-profit and nonprofit HMOs, PPOs, self-funded plans (including self-insured employers and union trust funds), Blue Cross/Blue Shield plans, and traditional indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than we do. The development and growth of companies offering Internet-based connections between health care professionals, employers and members, along with a variety of services, could also create additional competitors. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of benefit plans offered, size and quality of provider network, quality of service, responsiveness to user demands, financial stability, comprehensiveness of coverage, diversity of product offerings, and market presence and reputation. The relative importance of each of these factors and the identity of our key competitors vary by market. Over the past several years, a health plan’s ability to interact with employers, members and other third parties (including health care professionals) via the Internet has become a more important competitive factor. To that end, we have made technology investments to enhance our electronic interactions with third parties. We believe that we compete effectively against other health care industry participants.

Our primary competitors in California are Kaiser Permanente, Blue Cross of California, United/PacifiCare and Blue Shield of California. Kaiser is the largest HMO in California based on number of enrollees and Blue Cross of California is the largest PPO provider in California based on number of enrollees. Together, these four plans and Health Net account for a majority of the insured market in California. There are also a number of small, regional-based health plans that compete with Health Net in California, mainly in the small business group market segment. In addition, two of the major national managed care companies, Aetna, Inc. and CIGNA Corp., are active in California. Their respective commercial full-risk market share is not as significant as our primary competitors in California and we believe that each remains in California primarily to serve their national, self-funded accounts’ California employees.

Our largest competitor in Arizona is Blue Cross/Blue Shield. Our Arizona HMO also competes with UnitedHealth Group Inc., CIGNA, PacifiCare Health Systems, Inc., Aetna and Humana Inc. Our Oregon health plan competes primarily against Kaiser, PacifiCare of Oregon, Providence, Regence Blue Cross Blue Shield Pacific Source and Lifewise.

Our Connecticut health plan competes for business with Aetna, WellPoint, Inc. (Anthem BCBS), ConnectiCare, Inc., UnitedHealthcare/Oxford Health Plans and CIGNA. Our main competitors in New York are UnitedHealthcare/Oxford Health Plans, WellPoint, Inc. (EmpireBCBS/WellChoice), Aetna, Health Insurance Plan of New York and Group Health Incorporated. Our main competitors in New Jersey are UnitedHealthcare/Oxford Health Plans, Horizon BCBS, Aetna and CIGNA.

Marketing and Sales

We market our products and services to individual members through independent brokers, agents and consultants and through the Internet. We market our products and services for our group health business utilizing a three-step process.

We first market to potential employer groups and group insurance brokers and consultants. For certain large employer groups we also use our internal sales staff. We then provide information directly to employees once the employer has selected our health coverage. Finally, we engage members and employers in marketing for member and group retention. For our small group business, members are enrolled by their employer based on the plan chosen by the employer. In general, once selected by a large employer group, we solicit enrollees from the employee base directly. During “open enrollment” periods when employees are permitted to change health care programs, we use a variety of techniques to attract new enrollees, including, without limitation, direct mail, work day and health fair presentations and telemarketing. Our sales efforts are supported by our marketing division, which engages in product research and development, multicultural marketing, advertising and communications, and member education and retention programs.

Premiums for each employer group are generally contracted on a yearly basis and are payable monthly. We consider numerous factors in setting our monthly premiums, including employer group needs and anticipated health care utilization rates as forecasted by us based on the demographic composition of, and our prior experience in, our service areas. Premiums are also affected by applicable regulations that in certain circumstances prohibit experience rating of group accounts (i.e., setting the premium for the group based on its past use of health care services) and by state regulations governing the manner in which premiums are structured.

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

Health Net One Systems Consolidation Project

We are in the process of converting a number of information systems in our health plan business to a single system environment. At the completion of the project, we expect to consolidate various systems into one general ledger system, one core claims system, one data warehouse system and one core web system. In addition, we expect to reduce our number of surround information systems from 146 to 30 and consolidate our data centers to a single site with a tested backup facility. Key actions completed on the Health Net One systems consolidation project to date include consolidation to a single general ledger, consolidation of health plan portals, consolidation of data centers to a single site with backup facilities, consolidation of surround information systems and conversion of Arizona’s core claims system. In late 2003, we converted to a common eligibility database and in 2004 we converted to a common provider database. In order to increase our focus on market demands, revenue generation and cost-containment initiatives and to ensure the continued stabilization of claim payment patterns, we have changed the sequence of the Health Net One initiatives, placing the medical management initiatives and developing market capabilities ahead of the claim components of Health Net One. The new medical management system was implemented in the Northeast and Arizona health plans for case management functionality in 2005. As a result, the conversion of the California and Oregon provider and pricing, customer service, medical management and data warehouse systems was rescheduled for 2006. Additionally, the claims functionality to support the conversion of the California and Oregon claims processing is scheduled to be completed in 2006 with the conversion of new business to the Health Net One system in 2007 and the conversion of existing business in 2008. We believe that completion of the Health Net One systems consolidation project will improve customer/client service and communication, enhance our national product capabilities, realize operational and cost efficiencies and improve our decision-making capability. In addition, we believe that completion of the project will enable us to improve our claims turnaround time, auto adjudication rates, electronic data interchange and Internet capabilities. However, there are risks associated with the Health Net One systems consolidation project. See “Item 1A. Risk Factors—Any failure to effectively maintain our management information systems could adversely affect our business.”

Consumer-Directed Health Care Plans; Health Savings Accounts

Health Savings Accounts (“HSAs”) were created in 2003 as part of the MMA. HSAs are individually owned accounts, similar to an IRA or a 401(k) retirement plan, that generally allow employees to make contributions to the account on a pretax basis. Funds in HSAs can be used to pay for certain qualified medical expenses such as plan deductibles, copayments and coinsurance on a tax-free basis. HSA funds can be invested and earnings on the investments are generally tax-free. HSAs must be used in conjunction with high-deductible health plans. High-deductible health plans provide in-and out-of-network benefits and cover a wide range of health care services.

During 2005, our Northeast and Arizona health plans launched HSA programs. Our HSA programs and other consumer-driven health care products provide our members with tools to determine what health care services they may need and to estimate how much those services would cost. We support our HSA programs with a web-based program that assists members in educating themselves about health care. The web-based program includes Decision Power and prescription drug and hospital comparison tools. In 2006, we expect to further enhance our consumer-driven health care initiative by offering the HSA program in California and Oregon and expect to launch the Health Net Health Reimbursement Account, commonly referred to as an HRA. See “Item 1A. Risk Factors—Our efforts to capitalize on business opportunities provided by consumer-directed healthcare, such as our HSA program, could prove to be unsuccessful.”

Medical Management

We believe that managing health care costs is an essential function for a managed care company. Among the medical management techniques we utilize to contain the growth of health care costs are pre-authorization or certification for outpatient and inpatient hospitalizations and a concurrent review of active inpatient hospital stays and discharge planning. We believe that this authorization process reduces inappropriate use of medical resources and achieves efficiencies in cases where reimbursement is based on risk-sharing arrangements. We also contract with third parties to manage certain conditions such as neonatal intensive care unit admissions and stays, as well as chronic conditions such as asthma, diabetes and congestive heart failure. These techniques are widely used in the managed care industry and are accepted practice in the medical profession. In 2005, we saw steady improvement in our initiatives, especially in the Northeast and California. Our strengthened medical management practices helped lower commercial health care cost trends. For example, our more focused inpatient review processes caused commercial hospital bed days per thousand commercial enrollees to drop from 224 in the first quarter of 2005 to 205 in the fourth quarter of 2005. We believe that the reduced number of commercial bed days reflect our more effective use of population-based data analysis and increasingly refined identification of members with conditions whose care we can improve by providing them with education and support. We are investing in enterprise-wide analytic capabilities to more precisely deploy the appropriate resources to members who can benefit from our services.

In early 2006, we began an enterprise-wide initiative to restructure our network management and medical management resources. By changing the way these parts of our organization work together, we are elevating our commitment to health care management as a primary component of our value proposition. This will also include more formal organization of network and medical resources across markets to bring better programs to each market.

Accreditation

We pursue accreditation for certain of our health plans from the National Committee for Quality Assurance (“NCQA”) and the Utilization Review Accreditation Commission (“URAC”). NCQA and URAC are independent, non-profit organizations that review and accredit HMOs. HMOs that comply with review requirements and quality standards receive accreditation. Our California and Arizona HMO subsidiaries have received NCQA accreditation and MHN has received URAC accreditation. Our Connecticut, New Jersey and New York subsidiaries are scheduled for NCQA accreditation surveys in the second quarter of 2006.

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

Federal Legislation and Regulation

Medicare Legislation. On December 8, 2003, the MMA was signed into law. This complex legislation made many significant structural changes to the federal Medicare program and added a voluntary prescription drug benefit, called a “Part D” benefit, that was made available to Medicare beneficiaries starting January 1, 2006.

The MMA changed the methodology for payment to private plans to a competitive bidding process beginning in 2006. The first bids were submitted in June 2005. For the Medicare Advantage plans, the bidding process compared each plan’s bid, which was based on historical health care costs, to a benchmark cost figure developed by CMS. The projected savings from the benchmark rate will be used 75% to fund additional benefits. The remaining 25% will be retained by CMS. The MMA also authorized regional PPOs to serve 26 regions, and incorporated other features designed to provide a private market option on a broader scale across the United States.

In 2005, we restructured our Medicare program management team in order to build infrastructure to capitalize on opportunities presented by the MMA. The restructured Medicare program management team has been designed to increase our capability for effective execution on growth and cost management initiatives in response to opportunities presented by the MMA and the Medicare program generally. We spent approximately $29 million in 2005 supporting our Medicare expansion efforts.

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

HIPAA and the implementing regulations that have been adopted in connection therewith impose obligations for issuers of health insurance coverage and health benefit plan sponsors relating to the privacy and security of transmitted protected health information (“PHI”). The regulations, consisting of privacy regulations, transactions and codeset requirements and security regulations require health plans, clearinghouses and providers to:

•	comply with various requirements and restrictions related to the use, storage and disclosure of PHI,

•	adopt rigorous internal procedures to protect PHI,

•	create policies related to the privacy of PHI and

•	enter into specific written agreements with business associates to whom PHI is disclosed.

The regulations also establish significant criminal penalties and civil sanctions for non-compliance. We are in compliance with the HIPAA privacy regulations, the requirements relating to transactions and codesets and the security regulations.

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

California Laws and Regulations

California HMO Regulations. California HMOs, such as HN California and our behavioral health plan, MHN, are subject to California state regulation, principally by the Department of Managed Health Care (“DMHC”) under the Knox-Keene Act. Among the areas regulated by the Knox-Keene Act are:

•	adequacy of administrative operations,

•	the scope of benefits required to be made available to members,

•	procedures for review of quality assurance,

•	enrollment requirements,

•	procedures for resolving grievances,

•	adequacy and accessibility of the network of health care providers,

•	timely and accurate payment of provider claims,

•	initial and continuing financial viability of the HMO and its risk-bearing providers,

•	provision of services that are culturally and linguistically accessible, and

•	composition of policy-making bodies to assure that plan members have access to representation.

On September 28, 2000, Assembly Bill 1455 (“AB 1455”) was signed into law. AB 1455 amended and added several sections to the Knox-Keene Act. As required by AB 1455, the DMHC adopted final regulations (the “AB 1455 Regulations”) addressing both claims reimbursement and provider dispute resolution procedures. The AB 1455 Regulations include new and substantial requirements concerning provider claims handling, such as limitations on the health plans’ ability to limit the time of submission of claims by providers, standards for payment of providers who are not contracted with the plan, recovery of overpayment notifications to providers regarding the payment or denial of their claims, disclosure requirements as to fee schedules and payment policies, and limitations on payment policy changes. The AB 1455 Regulations also include detailed rules concerning provider appeal rights and the plans’ responsibilities in providing a fast and fair dispute resolution mechanism, including restrictions on the plans’ timely submission requirements, time period for resolution of an appeal and for the written explanation of the plans’ determinations, and an annual regulatory reporting requirement by plans. The AB 1455 Regulations also apply to the health plans’ provider groups to which the plans have delegated claims payment and provider appeal functions, and the plans are required to have in place certain oversight mechanisms to assure compliance by their delegated provider groups. In January 2006, the DMHC released a written draft for an 18-month pilot program to provide independent arbitration of plan/provider disputes to be effective in October 2006. No assurance can be given as to whether this proposal will be implemented in 2006 in this or any other form.

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

Other Laws and Regulations

In each state in which our HMO and insurance subsidiaries (collectively, “regulated subsidiaries”) do business, our regulated subsidiaries must meet numerous state licensing criteria and secure the approval of state licensing authorities before implementing certain operational changes, including the development of new product offerings and, in some states, the expansion of service areas. State departments of insurance (“DOIs”) regulate our insurance business under various provisions of state insurance codes and regulations. To remain licensed, each regulated subsidiary must continue to comply with state laws and regulations and may from time to time be required to change services, procedures or other aspects of its operations to comply with changes in applicable laws and regulations. In addition, regulated subsidiaries must file periodic reports with, and their operations are subject to periodic examination by, state licensing authorities. Our regulated subsidiaries are required by state law to meet certain minimum capital and deposit and/or reserve requirements in each state and may be restricted from paying dividends to their parent corporations under some circumstances. For additional information regarding our regulated subsidiaries’ statutory capital requirements see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Statutory Capital Requirements.” Several states have increased minimum capital requirements, in response to proposals by the National Association of Insurance Commissioners to institute risk-based capital requirements. Regulations in these and other states may be changed in the future to further increase capital requirements. Such increases could require us to contribute additional capital to our regulated subsidiaries. Any adverse change in governmental regulation or in the regulatory climate in any state could materially impact the regulated subsidiaries operating in that state. The HMO Act and state laws place various restrictions on the ability of our regulated subsidiaries to price their products freely. We must comply with applicable provisions of state insurance and similar laws, including regulations governing our ability to seek ownership interests in new HMOs, PPOs and insurance companies, or otherwise expand our geographic markets or diversify our product lines.

Pending Federal and State Legislation

There are a number of other legislative initiatives and proposed regulations currently pending or previously proposed at the federal and state levels which could increase regulation of and costs incurred by the health care industry. These measures and other initiatives, if enacted, could have significant adverse effects on our operations. See “Item 1A. Risk Factors—Proposed federal and state legislation and regulations affecting the managed health care industry could adversely affect us.” We cannot predict the outcome of any of the pending legislative or regulatory proposals, nor the extent to which we may be affected by the enactment of any such legislation or regulation.

Intellectual Property

We have filed for registration of and maintain several service marks, trademarks and tradenames that we use in our businesses, including marks and names incorporating the “Health Net” phrase. We utilize these and other marks and names in connection with the marketing and identification of products and services. We believe such marks and names are valuable and material to our marketing efforts.

Employees

As of December 31, 2005, Health Net, Inc. and its subsidiaries employed 8,976 persons on a full-time basis and 310 persons on a part-time or temporary basis. These employees perform a variety of functions, including, among other things, provision of administrative services for employers, providers and members; negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers; handling of claims for payment of hospital and other services; and provision of data processing services. Our employees are not unionized and we have not experienced any work stoppages since our inception. We consider our relations with our employees to be very good.

Recent and Other Developments and Other Company Information

Acquisition of Universal Care Health Plan Assets

On January 5, 2006, we announced that we entered into a definitive agreement to acquire certain health plan assets of Universal Care, Inc., a California-based health care company. This transaction is expected to close in the first half of 2006, subject to customary closing conditions, including regulatory approval. Upon closing of this acquisition, we expect to add approximately 20,000 Medi-Cal and Healthy Families beneficiaries to the approximately 700,000 Medi-Cal and Healthy Families beneficiaries that we already serve in nine California counties. Further, we will have the opportunity to enroll an additional 20,000 Medi-Cal and Healthy Families beneficiaries in Orange County. In addition, upon closing, we expect to add approximately 5,000 Medicare Advantage beneficiaries and approximately 75,000 commercial members that have received coverage through contracts with Universal Care’s health plans.

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

Potential Acquisitions and Divestitures

We continue to evaluate the profitability realized or likely to be realized by our existing businesses and operations. From time to time we review, from a strategic standpoint, potential acquisitions and divestitures in light of our core businesses and growth strategies.

Item 1A. Risk Factors

The following discussion, as well as other portions of this Annual Report on Form 10-K, contain “forward-looking statements” within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth below and the risks discussed in our other filings from time to time with the SEC.

We wish to caution readers that these factors, among others, could cause our actual financial or enrollment results to differ materially from those expressed in any projections, estimates or forward-looking statements relating to us. In addition, those factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors or other communications by us. You should not place undue reliance on any forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date thereof. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report on Form 10-K.

Our profitability will depend, in part, on our ability to accurately predict and control health care costs.

A substantial majority of the revenue we receive is used to pay the costs of health care services or supplies to be delivered to our members. The total health care costs we incur are affected by the number and type of individual services provided and the cost of each service. Our future profitability will depend, in part, on our ability to accurately predict health care costs and to control future health care utilization and costs through underwriting criteria, utilization management, product design and negotiation of favorable professional and hospital contracts. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs or limit our ability to negotiate favorable rates. Changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups and numerous other factors affecting health care costs may adversely affect our ability to predict and control health care costs as well as our financial condition, results of operations and cash flows. In addition, a pandemic, such as the avian flu, could affect our ability to control health care costs. See “—A pandemic, such as a worldwide outbreak of a new influenza virus, could materially and adversely affect our ability to control health care costs.”

For several years, one of the fastest increasing categories of our health care costs has been the cost of hospital-based products and services. Factors underlying the increase in hospital costs include, but are not limited to, the underfunding of public programs, such as Medicaid and Medicare, growing rates of uninsured individuals, new technology, state initiated mandates, alleged abuse of hospital chargemasters, an aging population and, under certain circumstances, relatively low levels of hospital competition. In 2004, several of our health plans experienced higher than expected claims costs, especially for inpatient and outpatient hospital claims. These higher than expected costs contributed to a decline in our net income in 2004 as realized premium yields were lower than cost trends.

Another significant category of our health care costs is costs of pharmaceutical products and services. Although pharmaceutical costs have not been increasing at the rate of hospital costs, evolving regulation may impact the ability of our HMOs to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, the price of drugs, utilization of new and existing drugs and changes in discounts. The inability to forecast and manage our health care costs could have a material adverse effect on our business, financial condition or results of operations.

We face competitive pressure to contain premium prices.

In addition to the challenge of controlling health care costs, we face competitive pressure to contain premium prices. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, price will continue to be a significant basis of competition. Our premium revenue is set in advance of the actual delivery of services, and, in certain circumstances, before contracting with providers. While we attempt to take into account our estimate of expected health care costs over the premium period in setting the premiums we charge, factors such as competition, regulations and other circumstances may limit our ability to fully base premiums on estimated costs. In addition, many factors may, and often do, cause actual health care costs to exceed those costs estimated and reflected in premiums. These factors may include increased utilization of services, increased cost of individual services, catastrophes, epidemics, seasonality, new mandated benefits or other regulatory changes, and insured population characteristics. Our financial condition or results of operations could be adversely affected by significant disparities between the premium increases of our health plans and those of our major competitors or by limitations on our ability to increase or maintain our premium levels.

Over the course of 2004 and 2005, we instituted premium increases at the high end of the range of premium increases instituted by our competitors. We lost members as a result of these premium increases and could lose additional members in the future. Maintaining premiums at the high end of the market also increases the risk that our health plans are affected by “adverse risk selection.” Adverse risk selection occurs when members who utilize higher levels of health care services compared with the insured population as a whole choose to remain with our health plans at the higher premium rates rather than risk moving to another plan. This could cause health care costs to be higher than anticipated and therefore cause our financial results to fall short of expectations.

Our inability to estimate and maintain appropriate levels of reserves for claims may adversely affect our business, financial condition or results of operations.

Our reserves for claims are estimates of future costs based on various assumptions. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicious administration of claims, medical costs and other factors. Included in the reserves for claims are estimates for the costs of services which have been incurred but not reported. These estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations. Given the uncertainties inherent in such estimates, the actual liability could differ significantly from the amounts reserved. If our actual liability for claims payments is higher than estimated, it could have a negative impact on our earnings per share in any particular quarter or annual period. If our actual liability is lower than estimated, it could mean that we set premium prices too high, which could result in a loss of membership. If we were to lose membership as a result of our premium prices being set too high, there can be no assurance that we would be able to regain that membership by reducing premiums.

We may experience losses as a result of the regional concentration of our business.

Our business operations are concentrated in the Northeast (in the states of Connecticut, New York and New Jersey) and in the states of California, Arizona and Oregon. Due to this concentration in a small number of states, we are exposed to the risk of a deterioration in our financial results arising from a significant economic downturn in one or more of these states. If economic conditions in these states significantly deteriorate, we may experience a reduction in existing and new business, which may have a material adverse effect on our business, financial condition and results of operations. In addition, if any one of our health plans experiences significant losses, our consolidated results of operations may be materially and adversely affected. For example, in early 2004, our New Jersey health plan experienced hospital cost trends significantly higher than the trends we estimated when we established premiums and potentially higher than those of its competitors. These higher hospital cost trends caused a deterioration in margins in early 2004 which had an adverse effect on our business, financial condition and results of operations in 2004. Enrollment in our New Jersey health plan continued to decrease throughout 2005. In addition, in 2005, we began to experience a small number of large group account losses in certain markets due to employer groups consolidating their business with a single, most often national, competitor. We expect this trend to continue throughout 2006, which could cause further account losses in the large group segment. A deterioration in margins in any one of the states in which we operate, or a loss of large accounts to national competitors, could have an adverse effect on our financial condition or results of operations if we are unable to offset the deterioration with adequate future premium increases.

Our businesses are highly regulated.

Our businesses are subject to extensive federal and state laws and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements and periodic examinations by governmental agencies. These laws and regulations are generally intended to benefit and protect providers and health plan members rather than stockholders of managed health care companies such as Health Net. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering these regulations. Existing or future laws and rules could force us to change how we do business and may restrict our revenue and/or enrollment growth, and/or increase our health care and administrative costs, and/or increase our exposure to liability with respect to members, providers or others. In particular, our HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates, and approval of policy language and benefits. Although these regulations have not significantly impeded the growth of our businesses to date, there can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses or that regulatory changes will not have a material adverse effect on us. Delays in obtaining or failure to obtain or maintain governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or the number of our members, increase costs or adversely affect our ability to bring new products to market as forecasted.

Our efforts to capitalize on Medicare business opportunities could prove to be unsuccessful.

Medicare programs represent a significant portion of our business, accounting for approximately 13% of our total revenue in 2005 and an expected 17% in 2006. In connection with the passage of the MMA and the MMA implementing regulations adopted in 2005, we have significantly expanded our Medicare health plans and restructured our Medicare program management team to enhance our ability to pursue business opportunities presented by the MMA and the Medicare program generally. The MMA and related regulations provide for the prospect of increased Medicare funding. If the cost and complexity of the recent Medicare changes exceed our expectations or prevent effective program implementation; if the government alters or reduces funding of Medicare programs because of the higher-than-anticipated cost to taxpayers of the MMA or for other reasons; if we fail to design and maintain programs that are attractive to Medicare participants; or if we are not successful in winning contract renewals or new contracts under the MMA’s competitive bidding process, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, and we may not be able to realize any return on our investments in Medicare initiatives.

Federal and state audits, review and investigations of us and our subsidiaries could have a material adverse effect on our operations.

We have been and, in some cases, currently are, involved in various federal and state governmental audits, reviews and investigations. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments and others. Such audits, reviews and investigations could result in the loss of licensure or the right to participate in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

Many regulatory audits, reviews and investigations in recent years have focused on the timeliness and accuracy of claims payments by managed care companies and health insurers. Our subsidiaries have been the subject of audits, reviews and investigations of this nature. Depending on the circumstances and the specific matters reviewed, regulatory findings could require remediation of claims payment errors and payment of penalties of material amounts that could have a material adverse effect on our results of operations. For example, we are currently the subject of a regulatory investigation in New Jersey that relates to the timeliness and accuracy of our claim payments for services rendered by out of network providers. The New Jersey Department of Banking and Insurance (“New Jersey DOBI”) has commenced an audit of our claims payment practices for out of network claims. Depending on the outcome of the audit, the New Jersey DOBI could impose monetary fines or require remediation of out of network claims payment inaccuracies which could have significant adverse effects on our business.

Similarly, HN California, our California HMO, is in discussions with the California Department of Managed Health Care (“DMHC”) regarding our prepayment line item review and repricing processes with respect to the claims of contracted hospitals for dates of services from and after January 1, 2004. Those discussions are ongoing, but could result in an administrative penalty, extension of the appeal period for previously paid claims or other business practice modifications.

Proposed federal and state legislation and regulations affecting the managed health care industry could adversely affect us.

There are frequently legislative proposals before the United States Congress and state legislatures and regulatory initiatives at the federal and state levels which, if enacted, could materially affect the managed health care industry and the regulatory environment. These proposals have included initiatives which, if enacted, could have significant adverse effects on our operations, including subjecting us to additional litigation risk, regulatory compliance costs and restrictions on our business operations. Such measures have proposed, among other things, to:

•	require plans participating in the MMA’s prescription drug benefit program to reimburse the states for costs expended to ensure that “dual eligibles,” or Medicare beneficiaries who are also eligible for Medicaid, receive prescriptions in a timely manner;

•	restrict a health plan’s ability to limit coverage to medically necessary care;

•	restrict or eliminate health insurers and health plans in the marketplace;

•	allow association health plans to create insurance-like products that compete unfairly with health plans;

•	require third party review of certain care decisions;

•	require health plans to pay significantly higher taxes;

•	increase minimum capital or risk based capital requirements;

•	expedite or modify grievance and appeals procedures;

•	restrict the ability of health plans to share or shift the cost of health care services to providers or members;

•	reduce the reimbursement or payment levels for services provided under government programs such as Medicare and Medicaid;

•	enhance providers’ payment rights and access to appeal processes;

•	segment existing markets (which could create an unsuitable regulatory environment for us);

•	mandate certain benefits and services, including mental health parity, that could increase our costs;

•	add further restrictions and administrative and disclosure requirements related to compensatory arrangements pertaining to agents and brokers in connection with the sale of products;

•	restrict a health plan’s ability to select and/or terminate providers;

•	restrict a health plan’s ability to establish formulary terms and conditions for covered pharmaceuticals;

•	regulate health care premiums; and

•	require participation in a dispute resolution process to determine what providers should be paid.

We cannot predict the outcome of any such legislative or regulatory proposals, nor the extent to which we may be affected by the enactment of any such legislation or regulations. Such legislation or regulation, including measures that would cause us to change our current manner of operation or increase our exposure to liability, could have a material adverse effect on our results of operations, financial condition and ability to compete in our industry.

A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.

Approximately 42% of our revenues relate to federal, state and local government health care coverage programs, such as Medicare, Medicaid and TRICARE. Under government-funded health programs, the government payor typically determines premium and reimbursement levels. If the government payor reduces premium or reimbursement levels or increases them by less than our costs increase, and we are unable to make offsetting adjustments through supplemental premiums and changes in benefit plans, we could be adversely affected. Contracts under these programs are generally subject to frequent change, including changes which may reduce the number of persons enrolled or eligible, reduce the revenue received by us or increase our administrative or health care costs under such programs. Changes of this nature could have a material adverse effect on our business, financial condition or results of operations. Changes to government health care coverage programs in the future may also affect our willingness to participate in these programs.

The amount of government receivables set forth in our consolidated financial statements represents our best estimate of the government’s liability to us under TRICARE and other federal government contracts. In general, government receivables are estimates and subject to government audit and negotiation. In addition, inherent in government contracts are an uncertainty of and vulnerability to disagreements with the government. Final amounts we ultimately receive under government contracts may be significantly greater or less than the amounts we initially recognize on our financial statements.

States periodically consider reducing or reallocating the amount of money they spend for Medicaid. Currently, many states are experiencing budget deficits, and some states, including California, have reduced or have begun to reduce, or have proposed reductions in, payments to Medicaid managed care providers. Any significant reduction in payments received in connection with Medicaid could adversely affect our business, financial condition or results of operations.

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

In some markets, certain providers, particularly hospitals, physician/hospital organizations and multi-specialty physician groups, may have significant market positions or even monopolies. Some of these providers may compete directly with us. If these providers refuse to contract with us or utilize their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market our products or to be profitable in those areas could be adversely affected.

We contract with professional providers in California primarily through capitation fee arrangements. We also use capitation fee arrangements in areas other than California, but to a lesser extent. Under a capitation fee arrangement, we pay a provider group a fixed amount per member on a regular basis and the provider group accepts the risk of the frequency and cost of member utilization of professional services. Provider groups that enter into capitation fee arrangements generally contract with specialists and other secondary providers, and may contract with primary care physicians, to provide services. The inability of provider groups to properly manage costs under capitation arrangements can result in their financial instability and the termination of their relationship with us. A provider group’s financial instability or failure to pay secondary providers for services rendered could lead secondary providers to demand payment from us, even though we have made our regular capitated payments to the provider group. Depending on state law, we could be liable for such claims. In California, the liability of our HMO subsidiaries for unpaid provider claims has not been definitively settled. There can be no assurance that we will not be liable for unpaid provider claims. There can also be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with secondary providers, the failure of any of which could have an adverse effect on the provision of services to members and our operations.

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

Provider groups and hospitals have in certain situations commenced litigation and/or arbitration proceedings against us to recover amounts they allege to be underpayments due to them under their contracts with us. We believe that provider groups and hospitals have become increasingly sophisticated in their review of claim payments and contractual terms in an effort to maximize their payments from us and have increased their use of outside professionals, including accounting firms and attorneys, in these efforts. These efforts and the litigation and arbitration that results from them could have a material adverse effect on our results of operations and financial condition. During the fourth quarter of 2004, we recorded a $169 million pretax charge related to expenses associated with settlements involving provider disputes that have been, or are currently in the process of being, resolved. For additional information regarding provider disputes, see “Item 3. Legal Proceedings—Provider Disputes.”

We face risks related to litigation, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, we incur material expenses in the defense of litigation and our results of operations or financial condition could be adversely affected if we fail to accurately project litigation expenses.

We are subject to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, breach of contract actions, tort claims, fraud and misrepresentation claims, shareholder suits, including suits for securities fraud, and intellectual property and real estate related disputes. In addition, we incur and likely will continue to incur potential liability for claims particularly related to the insurance industry in general and our business in particular, such as claims by members alleging failure to pay for or provide health care, poor outcomes for care delivered or arranged, improper rescission, termination or non-renewal of coverage, claims by employer groups for return of premiums and claims by providers, including claims for withheld or otherwise insufficient compensation or reimbursement, claims related to self-funded business, and claims related to reinsurance matters. Such actions can also include allegations of fraud, misrepresentation, and unfair or improper business practices and can include claims for punitive damages. For example in McCoy v. Health Net, Inc. et al., and Wachtel v. Guardian Life Insurance Co., the plaintiffs allege that the manner in which our various subsidiaries paid member claims for out of network services was improper. Plaintiffs have sought potentially severe sanctions against us for a variety of alleged misconduct, discovery abuses and fraud on the court. The sanctions sought by plaintiffs and being considered by the court include, among others, entry of a default judgment, monetary sanctions, and either the appointment of a monitor to oversee our claims payment practices and our dealings with state regulators or the appointment of an independent fiduciary to replace the Company as a fiduciary with respect to our claims adjudications for members. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against various managed care organizations, including us. In some of the cases pending against us, substantial non-economic or punitive damages are also being sought. See “Item 3. Legal Proceedings” and Note 12 to our consolidated financial statements for additional information regarding McCoy and our other legal proceedings.

We cannot predict the outcome of any lawsuit with certainty, and we are incurring material expenses in the defense of litigation matters including without limitation substantial discovery costs. While we currently have insurance coverage for some of the potential liabilities relating to litigation, other such liabilities (such as punitive damages or the cost of implementing changes in our operations required by the resolution of a claim), may not be covered by insurance, the insurers could dispute coverage or the amount of insurance could not be sufficient to cover the damages awarded. In addition, insurance coverage for all or certain types of liability may become unavailable or prohibitively expensive in the future or the deductible on any such insurance coverage could be set at a level which would result in us effectively self-insuring cases against us. The deductible on our errors and omissions (“E&O”) insurance has reached such a level. Given the amount of the deductible, the only cases which would be covered by our E&O insurance are those involving claims that substantially exceed our average claim values and otherwise qualify for coverage under the terms of the insurance policy.

In addition, recent court decisions and legislative activity may increase our exposure for any of the types of claims we face. There is a risk that we could incur substantial legal fees and expenses, including discovery expenses, in any of the actions we defend in excess of amounts budgeted for defense. In certain cases, we could also be subject to awards of substantial legal fees and costs to plaintiffs’ counsel. Although we have established reserves for litigation costs, we cannot assure you that our recorded reserves are adequate to cover such costs. Therefore, the litigation to which we are subject could have a material adverse effect on our financial condition or results of operations and could prompt us to change our operating procedures.

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

Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, any number of them may prove to be incorrect. For example, during 2005, we experienced higher than expected Government contracts revenue and health care costs due to consequences of overseas military activity. In prior years, commercial and Medicare health care costs have been higher than anticipated, causing margins to narrow more than expected and causing a negative impact on our financial and operating results.

The achievement of any forecast depends on numerous risks and other factors, including those described in this Annual Report on Form 10-K, many of which are beyond our control. As a result, we cannot assure that our performance will meet any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire mix of publicly available historical and forward- looking information, as well as other available information affecting us, our services, and our industry when evaluating our forecasts and other forward-looking statements relating to our operations and financial performance.

The markets in which we do business are highly competitive and our inability to effectively compete could have an adverse effect on our business, financial condition or results of operations.

We compete with a number of other entities in the geographic and product markets in which we operate, some of which may have certain characteristics, capabilities or resources, such as greater market share, superior supplier arrangements and existing business relationships, that give them an advantage in competing with us. These competitors include HMOs, PPOs, self-funded employers, insurance companies, hospitals, health care facilities and other health care providers. We believe that increased funding provided by the MMA will increase the number of competitors in senior health services and could affect our Medicare Advantage program. In addition, financial services or other technology-based companies could enter the market and compete with us on the basis of their streamlined administrative functions. The addition of new competitors can occur relatively easily and customers enjoy significant flexibility in moving between competitors. There is a risk that our customers may decide to perform for themselves functions or services currently provided by us, which could result in a decrease in our revenues. In addition, our providers and suppliers may decide to market products and services to our customers in competition with us.

In recent years, there has been significant merger and acquisition activity in our industry and in industries that act as our suppliers, such as the hospital, physician, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. In addition, our contracts with government agencies are frequently up for re-bid and the loss of any significant government contract to a competitor could have an adverse effect on our financial condition and results of operations. To the extent that there is strong competition or that competition intensifies in any market, our ability to retain or increase customers, our revenue growth, our pricing flexibility, our control over medical cost trends and our marketing expenses may all be adversely affected.

Our efforts to capitalize on business opportunities provided by consumer-directed healthcare, such as our HSA program, could prove to be unsuccessful.

According to Corporate Research Group, HSAs, HRAs and consumer-directed healthcare are expected to comprise 15% to 20% of the healthcare market by the year 2010 in terms of enrollment. America’s Health Insurance Plans (“AHIP”) reported that, as of June 2005, the number of individual and group members choosing HSA-compatible high-deductible health plans was approximately 1 million, more than double the 483,000 that had signed up as of September 2004. AHIP also reported that most of the recent growth has come from groups offering HSA-compatible plans to their employees.

As of December 31, 2005, nearly every major managed care organization has launched, announced or is developing HSA-compatible high-deductible health plans. As of December 31, 2005, we had launched HSA programs in our Northeast and Arizona health plans. Our HSA programs represented a very small percentage of our total revenue in 2005, primarily as a consequence of limited demand for such products in these two markets. Among our commercial customers in California, we do not currently see meaningful demand for consumer-directed products. Some of our large competitors, such as Aetna and Blue Cross Blue Shield plans, have made large investments in, and heavily marketed, their consumer-directed health plans and in 2005 gained more enrollment in many markets across the country. If their enrollment trend continues, it may widen the competitive gap between us over the next several years. If we fail to design, maintain and effectively market consumer-directed health care programs that are attractive to consumers and, as a result, are unable to achieve a competitive market share in the consumer-directed care category, it could have a material adverse effect on our business, financial condition or results of operations.

We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect our operations.

Our indebtedness includes $400 million in unsecured Senior Notes. In addition, to provide liquidity, we have a $700 million five-year revolving senior credit facility that expires in June 2009. As of December 31, 2005, no amounts were outstanding under our credit facility. We may incur additional debt in the future. If we were to draw on our senior credit facility, or incur other additional debt in the future, it could have an adverse effect on our business and future operations. For example, it could:

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

In an effort to lower our interest expense, we are currently considering our financing alternatives, including refinancing or repurchasing our Senior Notes. Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. There can be no assurance that we will be able to refinance our Senior Notes and obtain financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements.

We are a holding company and a substantial amount of our cash flow is generated by our subsidiaries.

As a holding company, our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to pay our debt depends, in part, on the amount of cash that we receive from our subsidiaries. Our subsidiaries’ ability to make any payments to us will depend on their earnings, business and tax considerations, legal and regulatory restrictions and economic conditions. Our regulated subsidiaries are subject to HMO and insurance regulations that require them to meet or exceed various capital standards and may restrict their ability to pay dividends or make cash transfers to us. If our regulated subsidiaries are restricted from paying us dividends or otherwise making cash transfers to us, it could have material adverse effect on our results of operations and Health Net, Inc.’s cash flow. For additional information regarding our regulated subsidiaries’ statutory capital requirements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Statutory Capital Requirements.”

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

On September 8, 2004, Moody’s Investor Services (“Moody’s”) downgraded our senior unsecured debt rating from Baa3 to Ba1 and on November 2, 2004, Standard & Poor’s Rating Service (“S&P”) downgraded our senior unsecured debt rating from BBB- to BB+. Because the Moody’s rating on our senior unsecured debt is below Baa3 and the S&P rating is below BBB-, we are currently prohibited under the terms of our senior credit facility from making dividends, distributions or redemptions in respect of our capital stock in excess of $75 million in any consecutive four-quarter period, are subject to a minimum borrower cash flow fixed charge coverage ratio rather than a consolidated fixed charge coverage ratio, are subject to additional reporting requirements to the lenders, and are subject to increased interest and fees applicable to any outstanding borrowings and any letters of credit secured under the credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” for additional information regarding our senior credit facility.

If we do not comply with the restrictive covenants under our senior credit facility, it could have a material adverse effect on our financial condition.

Any failure to effectively maintain our management information systems could adversely affect our business.

Our business depends significantly on effective information systems. The information gathered and processed by our management information systems assists us in, among other things, pricing our services, monitoring utilization and other cost factors, processing provider claims, billing our customers on a timely basis and identifying accounts for collection. Our customers and providers also depend upon our information systems for membership verification, claims status and other information. We have many different information systems for our various businesses and these systems require continual maintenance, upgrading and enhancement to meet our operational needs. Moreover, our merger, acquisition and divestiture activity requires frequent transitions to or from, and the integration of, various information management systems. We are in the process of consolidating a significant number of our core and surround systems as part of our Health Net One systems consolidation project. See “Item 1. Business—Additional Information Concerning Our Business—Health Net One Systems Consolidation Project” for information regarding this consolidation project. We believe that by consolidating our systems into one common nationwide set, we will gain operational and cost efficiencies. Any difficulty or delay associated with the transition to or from information systems, any inability or failure to properly maintain management information systems, or any inability or failure to successfully update or expand processing capability or develop new capabilities to meet our business needs, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers, disputes with customers and providers, regulatory problems, significant increases in administrative expenses and/or other adverse consequences. In addition, we may, from time-to-time, obtain significant portions of our systems-related or other services or facilities from independent third parties which may make our operations vulnerable to adverse effects if such third parties fail to perform adequately.

We must comply with emerging restrictions on patient privacy and information security, including taking steps to ensure compliance by our business associates with HIPAA

In December 2000, the Department of Health and Human Services promulgated regulations under HIPAA related to the privacy and security of electronically transmitted PHI. The regulations require health plans, clearinghouses and providers to (a) comply with various requirements and restrictions related to the use, storage and disclosure of PHI, (b) adopt rigorous internal procedures to safeguard PHI and (c) enter into specific written agreements with business associates to whom PHI is disclosed. The regulations also establish significant criminal penalties and civil sanctions for non-compliance. In addition, the regulations could expose us to additional liability for, among other things, violations of the regulations by our business associates. Although we provide for appropriate protections in our contracts with our business associates, we have limited control over their actions and practices. Compliance with HIPAA and other state and federal privacy regulations may result in cost increases due to necessary systems changes, the development of new administrative processes and the effects of potential noncompliance by our business associates.

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

If we are unable to manage our general and administrative expenses, our business, financial condition or results of operations could be harmed.

The level of our administrative expenses can affect our profitability, and administrative expense increases are difficult to predict. While we attempt to effectively manage such expenses, including through the development of online functionalities and other projects designed to create administrative efficiencies (such as the Health Net One systems consolidation project), increases in staff- related and other administrative expenses may occur from time to time due to business or product start-ups or expansions (such as Medicare Advantage), growth, membership declines or changes in business, difficulties or delays in projects designed to create administrative efficiencies, acquisitions, reliance on outsourced services, regulatory requirements, including compliance with HIPAA regulations, or other reasons. For example, in 2005 we spent approximately $29 million in general and administrative expenses on Medicare-related opportunities. We expect our general and administrative expenses to increase throughout 2006 as a result of our focus on investing in growth and for our ongoing investment in Medicare. If our growth opportunities or the benefits we expect from our Medicare investment are not realized, we could be required to cut costs. Cost reductions could include, among other things, an involuntary workforce reduction or further delays in our Health Net One systems consolidation project.

Changes in the value of our investment assets could have a negative effect on our results of operations and stockholders’ equity.

Substantially all of our investment assets are in interest-yielding debt securities of varying maturities or equity securities. The value of fixed-income securities is highly sensitive to fluctuations in short- and long-term interest rates, with the value decreasing as such rates increase and increasing as such rates decrease. In addition, our regulated subsidiaries are also subject to state laws and regulations that govern the types of investments that are allowable and admissible in those subsidiaries’ portfolios. There can be no assurance that our investment assets will produce total positive returns or that we will not sell investments at prices that are less than the carrying value of these investments. Changes in the value of our investment assets, as a result of interest rate fluctuations or otherwise, could have a negative affect on our stockholders’ equity. In addition, if it became necessary for us to liquidate our investment portfolio on an accelerated basis, it could have an adverse effect on our results of operations.

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

There have been a number of investigations and enforcement actions against insurance brokers and insurers over the last several years regarding allegedly inappropriate or undisclosed payments made by insurers to brokers for the placement of insurance business. While we are not aware of any unlawful practices by the Company or any of our agents or brokers in connection with the marketing and sales of our products and services, current investigations by the New York Attorney General and other regulators as well as regulatory changes initiated in several states in response to allegedly inappropriate payment practices could result in changes in industry practices that could have an adverse effect on our ability to market our products.

The market price of our common stock is volatile.

The market price of our common stock is subject to volatility. In 2005, the HMO Index, an index comprised of 12 managed care organizations, including Health Net, recorded an approximate 37% rise in its value, while the per-share value of our common stock increased by approximately 79%. There can be no assurance that the value of our common stock will continue to increase at this pace or at all. In addition, there can be no assurance that the trading price of our common stock will vary in a manner consistent with the variation in the HMO Index or the Standard & Poors’ 400 Mid-Cap Index of which our common stock is also a component. The market prices of our common stock and the securities of certain other publicly-traded companies in our industry have shown volatility and sensitivity in response to many factors, including public communications regarding managed care, legislative or regulatory actions, litigation or threatened litigation, health care cost trends, pricing trends, competition, earnings or membership reports of particular industry participants, and market speculation about or actual acquisition activity. Additionally, adverse developments affecting any one of the leading companies in our sector could cause the price of our common stock to weaken, even if those adverse developments do not otherwise affect us. There can be no assurances regarding the level or stability of our share price at any time or the impact of these or any other factors on our stock price.

Natural disasters, including earthquakes, fires and floods, could severely damage or interrupt our systems and operations and result in an adverse effect on our business, financial condition or results of operations.

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

The September 11, 2001 terrorist attacks, the war on terrorism and the threat of future acts of terrorism, including bio-terrorism, have negatively affected, and could continue to negatively affect, the U.S. economy in general and the health care industry specifically. We have updated our procedures for dealing with potential terrorist-related activity such as the September 11, 2001 attacks, the anthrax cases in 2001 and potential future events involving malicious activity. Even with such updated procedures, there can be no assurance that future acts of terrorism or other malicious activity will not occur or that such events will not materially or negatively affect us. Depending on the government’s actions and the responsiveness of public health agencies and insurance companies, future acts of terrorism and bio-terrorism could lead to, among other things, increased use of health care services, disruption of information and payment systems, increased health care costs due to restrictions on our ability to carve out certain categories of risk (such as acts of terrorism) and disruption of the financial and insurance markets in general.

A pandemic, such as a worldwide outbreak of a new influenza virus, could materially and adversely affect our ability to control health care costs.

An outbreak of a pandemic disease, such as the Avian Influenza A Virus, could materially and adversely affect our business and operating results. Although we cannot predict if and when a pandemic will occur, or accurately forecast how many people will be affected by a pandemic, the U.S. Department of Health and Human Services (the “DHHS”) and other Government agencies have cautioned that the impact of a pandemic on the United States could be substantial. DHHS has cited studies suggesting that, in the absence of any control measures, such as a vaccination, a “medium-level” pandemic in the United States could cause 89,000 to 207,000 deaths, 314,000 to 734,000 hospitalizations, 18 million to 42 million outpatient visits and another 20 million to 47 million people being sick.

While, to date, the avian flu has struck mostly the poultry population in Southeast Asia and parts of Europe and Africa, it has affected humans in a small number of cases. Upon mutation to a form that can be transmitted from human to human, the avian flu virus has the potential to spread rapidly worldwide. Estimates of the contagion and mortality rate of any mutated avian flu virus that can be transmitted from human to human are highly speculative. We continue to monitor developing facts. A significant global outbreak of avian flu among humans could have a material adverse effect on our results of operations and financial condition as a result of increased inpatient and outpatient hospital costs and the cost of anti-viral medication to treat the virus.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space for our principal executive offices in Woodland Hills, California. Our executive offices, comprising approximately 115,448 square feet, are occupied under a lease that expires December 31, 2014. A significant portion of our California HMO operations are also housed in Woodland Hills, in a separate 333,954 square foot leased facility. The lease for this two-building facility expires December 31, 2011. Combined rent and rent related obligations for our Woodland Hills facilities were approximately $14.4 million in 2005.

We also lease an aggregate of approximately 512,110 square feet of office space in Rancho Cordova, California for certain Health Plan Services and Government Contract operations. Our aggregate rent and rent related obligations under these leases were approximately $9.4 million in 2005. These leases expire at various dates ranging from 2006 to 2016. We also lease a total of approximately 109,285 square feet of office space in San Rafael and Pointe Richmond, California for certain specialty services operations.

In addition to the office space referenced above, we lease approximately 89 sites in 25 states, totaling approximately 1,000,376 square feet of space.

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

On August 5, 2004, the District Court granted plaintiffs’ motion for class certification and issued an Order certifying a nationwide class of Health Net subscribers who received medical services or supplies from an out-of-network provider and to whom Defendants paid less than the providers’ actual charge during the period from 1997 to 2004. On August 23, 2004, we requested permission from the Court of Appeals for the Third Circuit to appeal the District Court’s class certification Order pursuant to Rule 23(f) of the Federal Rules of Civil Procedure. On November 14, 2004, the Court of Appeals for the Third Circuit granted our motion to appeal. On March 4, 2005, the Third Circuit issued a briefing and scheduling order for our appeal. Briefing on the appeal was completed on June 15, 2005. Oral argument was heard by the Third Circuit on December 15, 2005. The Third Circuit has not rendered a decision on the appeal.

On January 13, 2005, counsel for the plaintiffs in the McCoy/Wachtel actions filed a separate class action against Health Net, Inc., Health Net of the Northeast, Inc., Health Net of New York, Inc., Health Net Life Insurance Co., and Health Net of California, Inc. captioned Scharfman v. Health Net, Inc., 05-CV-00301 (FSH)(PS) (United States District Court for the District of New Jersey) on behalf of the same parties who would have been added to the McCoy/Wachtel action as additional class representatives had the District Court granted the plaintiffs’ motion for leave to amend their complaint in that action. This new action contains similar allegations to those made by the plaintiffs in the McCoy/Wachtel action.

Discovery has concluded and a final pre-trial order was submitted to the District Court in McCoy/Wachtel on June 28, 2005. Both sides have moved for summary judgment, and briefing on those motions has been completed. In their summary judgment briefing, plaintiffs also sought appointment of a monitor to act as an independent fiduciary to oversee the administration of our Northeast health plans (including claims payment practices). We have opposed the appointment of a monitor. Notwithstanding our pending Third Circuit appeal of the District Court’s class certification order, a trial date was set for September 19, 2005. On July 29, 2005, we filed a motion in the District Court to stay the District Court action and the trial in light of the pending Third Circuit appeal. On August 4, 2005, the District Court denied our motion to stay and instead adjourned the September 19 trial date and ordered that the parties be prepared to go to trial on seven days’ notice as of September 19, 2005. We immediately filed a request for a stay with the Third Circuit seeking an order directing the District Court to refrain from holding any trial or entering any judgment or order that would have the effect of resolving any claims or issues affecting the disputed class until the Third Circuit rules on the class certification order. Plaintiffs cross-moved for dismissal of the class certification appeal. On September 27, 2005, the Third Circuit granted our motion for a stay and denied plaintiffs’ cross-motion. Plaintiffs have not specified the amount of damages being sought in this litigation and, although these proceedings are subject to many uncertainties, based on the proceedings to date, we believe the amount of damages ultimately asserted by plaintiffs could be material.

On August 9, 2005, Plaintiffs filed a motion with the District Court seeking sanctions against us for a variety of alleged acts of serious misconduct, discovery abuses and fraud on the District Court. The sanctions sought by plaintiffs and being considered by the Court include, among others, entry of a default judgment, monetary sanctions, including a substantial award for plaintiffs’ legal fees, and either the appointment of a monitor to oversee our claims payment practices and our dealings with state regulators or the appointment of an independent fiduciary to replace the company as a fiduciary with respect to our claims adjudications for members. On September 12, 2005, we responded to plaintiffs’ motion denying that any sanctionable misconduct, discovery abuses or fraud had occurred. The District Court held hearings on plaintiffs’ motion for sanctions October 17 and 18, 2005, November 15 – 17, 2005, November 22, 2005, December 19 and 20, 2005 and January 5, 2006. Throughout the hearing process, the parties took additional depositions and submitted additional briefs on issues that arose during the hearings. The hearings have recessed but not concluded.

We intend to defend ourselves vigorously in this litigation. These proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these proceedings or the incurrence of substantial legal fees or discovery expenses during the pendency of the proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of these proceedings should not have a material adverse effect on our financial condition and liquidity.

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

On September 26, 2005, the District Court issued an order granting its final approval of the settlement agreement and directing the entry of final judgment. In October 2005, Stanley Silverman, M.D., Scott Calig, M.D., Russell Stovall, M.D. and Forrest Lumpkin, M.D. filed Notices of Appeal to the Eleventh Circuit of the District Court’s order granting its approval of the settlement agreement. Consequently, the effective date of the settlement will be delayed pending the appeal. On December 30, 2005, Dr. Lumpkin’s appeal was dismissed for want of prosecution. He has attempted to revive his appeal through a brief he filed with the Eleventh Circuit on

January 30, 2006. Plaintiffs and Health Net, Inc. filed a motion to strike Dr. Lumpkin’s brief. On February 6, 2006, Drs. Silverman and Calig filed an unopposed motion to dismiss their appeal. On February 9, 2006, the Eleventh Circuit dismissed Dr. Stovall’s appeal because his notice of appeal was untimely. When all appeals have been exhausted and the settlement agreement becomes effective, we anticipate that the settlement agreement will result in the conclusion of substantially all pending provider track cases filed on behalf of physicians.

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

On August 12, 2005, after entry of judgment in the AmCare-TX claim, we filed post-trial motions with the Court asking that the judgment be vacated or, alternatively, reduced. On August 19, 2005, the Court heard the motions and granted us partial relief by reducing the compensatory damage award by an additional 15% (based upon the fault of other individuals involved in the proceeding) and by reducing the punitive damage award by 30%. As a result of these reductions, the compensatory damages have been reduced to $36.7 million, and the punitive damages have been reduced to $45.5 million. The Court signed the judgment reflecting these reductions on November 3, 2005. We filed a motion for suspensive appeal and posted the required security within the delays allowed by law. A briefing schedule will be issued once the record is lodged with the appellate court.

The proceedings regarding the claims of the AmCare-LA receiver and the AmCare-OK receiver continued in the trial court until July 8, 2005, when written final arguments were submitted. In their final written arguments, the AmCare-LA and AmCare-OK receivers asked the Court to award approximately $33.9 million in compensatory damages against us and requested that the Court award punitive or other non-compensatory damages and attorneys’ fees. On November 4, 2005, the Court issued two judgments, one awarding AmCare-LA compensatory damages, and a separate judgment awarding AmCare-OK compensatory damages. Both judgments allocated 70% of the fault to us, and the remaining 30% to other persons and companies. The judgment in favor of AmCare-LA found that despite the allocation of fault, we were contractually liable for 100% of AmCare-LA’s compensatory damages. The result is that the Court awarded AmCare-LA approximately $9.5 million and AmCare-OK approximately $17 million in compensatory damages. We filed motions for suspensive appeal and posted security within the delays allowed by law.

On November 21, 2005, the Court proceeded with the bifurcated trial on AmCare-LA and AmCare-OK’s claims for punitive damages, other non-compensatory damages and attorneys’ fees. The Court signed a judgment on December 6, 2005, in which it denied AmCare-LA’s request for attorneys’ fees. The Court signed a judgment on December 12, 2005, in which it denied AmCare-OK’s request for attorneys’ fees. The Court signed another judgment on December 20, 2005, in which it dismissed AmCare-LA and AmCare-OK’s claim for punitive damages. On December 21, 2005, AmCare-LA and AmCare-OK filed a notice of election of treble damages in which those plaintiffs, in light of the Court’s December 20 judgment dismissing their claim for punitive damages, “elected” to receive treble damages pursuant to the Texas Insurance Code and the Texas Civil Practices and Remedies Code. On the same day AmCare-OK filed a motion for a new trial on the Court’s denial of its request for attorneys’ fees. We filed a motion to strike that “election” of treble damages and deny the claim for treble damages, and a motion for a new trial on the “election” of treble damages on January 3, 2006. On January 23, 2006, the Court heard the motion for a new trial filed by AmCare-OK, and the motion to strike and the motion for a new trial that we filed. The Court denied AmCare-OK’s motion for a new trial on the attorneys’ fees, and granted our motion to strike the election of treble damages. The grant of our motion to strike rendered our motion for a new trial moot. The effect of the Court’s January 23, 2006 ruling is that the December 12 and December 20, 2005 judgments are now final for purposes of appeal. AmCare-LA and AmCare-OK have not yet appealed those judgments.

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

The AmCare-TX and AmCare-OK actions were originally filed in Texas state court, and we were made a party to that action in the Third Amended Complaint that was filed on June 7, 2004. On September 30, 2004 and October 15, 2004, the AmCare-TX receiver and the AmCare-OK receivers, respectively, intervened in the pending AmCare-LA litigation. The actions before the Texas state court remained pending despite these interventions. Following the intervention in the AmCare-LA action, all three receivers amended their complaints to assert essentially the same claims and successfully moved to consolidate their three actions in Louisiana. The consolidation occurred in November 2004. The consolidated actions then proceeded rapidly through extensive pre-trial activities, including discovery and motions for summary judgment.

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

As noted above, there is substantially identical litigation against us pending in Texas. On January 9, 2006, the Texas court ordered that the Texas action be stayed. The court ordered the parties to submit quarterly reports regarding the status of the appeal in the Louisiana litigation. The Texas court will review those quarterly reports and determine whether the stay should remain in place pending the appeal in the Louisiana case.

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

In January 2004, we removed the Cap Z Action from New York state court to the United States District Court for the Southern District of New York. We then filed a motion to dismiss all of Cap Z’s claims, and Cap Z filed a motion to remand the action back to New York state court. On November 2, 2005, the District Court remanded this action to the New York state court in New York City, without addressing our motion to dismiss. The action has now been assigned to the Commercial Division of the New York state court. The Commercial Division is staffed by judges who have more experience in handling complex commercial litigation.

On December 21, 2005, we filed a motion to dismiss all of Cap Z’s claims. Cap Z filed an opposition to the motion on January 20, 2006. Our reply was filed on February 7, 2006. The court has set the hearing on the motion for February 16, 2006. In addition, the court held a “preliminary conference” on January 24, 2006. At that conference, the court allowed Cap Z to begin document discovery, but otherwise held discovery in abeyance through the hearing on our motion to dismiss. No pretrial or trial dates have yet been set in the action.

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

Provider Disputes

In the ordinary course of our business operations, we are party to arbitrations and litigation involving providers. In recent years, a number of these arbitrations and litigation matters have related to alleged stop-loss claim underpayments, where we paid a portion of the provider’s billings and denied certain charges based on a line-by-line review of the itemized billing statement to identify supplies and services that should have been included within specific charges and not billed separately. A smaller number of these arbitrations and litigation matters relate to alleged stop-loss claim underpayments where we paid a portion of the provider’s billings and denied the balance based on the level of prices charged by the provider (see Note 12 to our consolidated financial statements).

We have settled or otherwise resolved a significant number of the provider disputes that were included as part of the $169 million earnings charge that we recorded in the fourth quarter of 2004 (see Note 12 to our consolidated financial statements). However, we are currently the subject to a review by the California Department of Managed Health Care (“DMHC”) with respect to hospital claims with dates of service from and after January 1, 2004. In addition, we are the subject of a regulatory investigation in New Jersey that relates to the timeliness and accuracy of our claim payments for services rendered by out-of-network providers. We are engaged in on-going discussions with the DMHC and the New Jersey Department of Banking and Insurance to address these issues. See “Item 1A. Risk Factors—Federal and state audits, review and investigations of us and our subsidiaries could have a material adverse effect on our operations” for additional information.

Miscellaneous Proceedings

In the ordinary course of our business operations, we are also party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes, employment litigation, wage and hour claims, real estate and intellectual property claims and claims brought by members seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were either denied, underpaid or not paid, and claims arising out of the acquisition or divestiture of various business units or other assets. We are also subject to claims relating to the performance of contractual obligations to providers, members, employer groups and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims. In addition, we are subject to claims relating to the insurance industry in general, such as claims relating to reinsurance agreements and rescission of coverage and other types of insurance coverage obligations.

These other legal proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of any or all of these other legal proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of all of these other legal proceedings that are pending, after consideration of applicable reserves and potentially available insurance coverage benefits, should not have a material adverse effect on our financial condition and liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the security holders of the Company, either through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth the high and low sales prices of the Company’s common stock, par value $.001 per share, on The New York Stock Exchange, Inc. (“NYSE”) since January 2004.

	High	Low

Calendar Quarter—2004
First Quarter	$33.57	$23.37
Second Quarter	$28.40	$21.86
Third Quarter	$26.70	$22.60
Fourth Quarter	$29.61	$21.60

Calendar Quarter—2005
First Quarter	$32.96	$27.63
Second Quarter	$39.27	$32.14
Third Quarter	$47.47	$37.35
Fourth Quarter	$52.92	$44.07

On February 8, 2006, the last reported sales price per share of our common stock was $46.35 per share.

Information regarding the Company’s equity compensation plans is contained in Part III of this Annual Report on Form 10-K under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Holders of Common Stock

As of February 8, 2006, there were 2,028 holders of record of our common stock.

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

Under our senior credit facility we cannot declare or pay cash dividends to our stockholders or purchase, redeem or otherwise acquire shares of our capital stock or warrants, rights or options to acquire such shares for cash except to the extent permitted under the credit facility, which is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

Stock Repurchase Program

Our Board of Directors has previously authorized us to repurchase up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under a stock repurchase program.

After giving effect to realized exercise proceeds and tax benefits from the exercise of employee stock options, our total authority under our stock repurchase program is estimated at $687 million. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of December 31, 2005, we had repurchased an aggregate of 19,978,655 shares of our common stock under our stock repurchase program at an average price of $26.86 per share for aggregate consideration of approximately $537 million. We did not repurchase any shares of common stock under our stock repurchase program during 2005. The remaining authorization under our stock repurchase program as of December 31, 2005 was $150 million after taking into account exercise proceeds and tax benefits from the exercise of employee stock options.

As a result of the ratings action taken by Moody’s in September 2004 and S&P in November 2004 with respect to our senior unsecured debt rating, we placed our stock repurchase program on hold. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future ratings action taken by Moody’s or S&P.

Under our stock option plans, employees may elect for us to withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted stock awards made thereunder. Restricted stock awards granted under these plans are made pursuant to individual restricted stock agreements, a form of which is included as an exhibit to this Annual Report on Form 10-K. We withheld 4,469 shares of common stock to satisfy employee tax obligations upon the vesting of restricted stock grants during the fourth quarter of 2005.

Item 6. Selected Financial Data.

The following selected financial and operating data are derived from our audited consolidated financial statements. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands, except per share data)

REVENUES (1):
Health plan services premiums	$9,553,525	$9,560,244	$9,093,219	$8,581,658	$8,575,012
Government contracts	2,307,483	2,021,871	1,865,773	1,498,689	1,339,066
Net investment income	72,751	58,147	59,332	65,210	78,785
Other income	6,774	6,131	46,378	49,201	70,282

Total revenues	$11,940,533	$11,646,393	$11,064,702	$10,194,758	$10,063,145

INCOME SUMMARY (2):
Income from continuing operations before cumulative effect of changes in accounting principle	$229,785	$42,604 (3)	$323,080	$234,521	$80,942

Net income	$229,785	$42,604	$234,030 (5)	$225,580 (6)	$80,942

NET INCOME PER SHARE—DILUTED:
Income from continuing operations before cumulative effect of changes in accounting principle	$1.99	$0.38	$2.73	$1.86	$0.65

Net income	$1.99	$0.38	$1.98	$1.79	$0.65

Weighted average shares outstanding:
Diluted	115,641	113,038	118,278	126,004	125,186

BALANCE SHEET DATA (4):
Cash and cash equivalents and investments available for sale	$2,106,303	$1,782,102	$1,943,660	$1,841,768	$1,764,289
Total assets	3,940,722	3,653,194	3,549,276	3,460,751	3,566,841
Senior credit facility and capital leases	—	—	—	—	195,182
Senior notes payable	387,954	397,760	398,963	398,821	398,678
Total stockholders’ equity	1,589,075	1,272,880	1,294,225	1,300,416	1,159,925

OPERATING DATA:
Pretax margin	3.2%	0.6%	4.7%	3.5%	1.3%
Health plan services medical care ratio (MCR)	83.9%	88.0%	82.7%	83.5%	84.5%
Government contracts cost ratio	95.8%	95.3%	95.9%	96.9%	98.9%
Administrative ratio	10.3%	9.7%	10.6%	10.6%	10.8%
Selling costs ratio	2.3%	2.5%	2.6%	2.3%	2.2%
Health plan services premiums per member per month (PMPM)	$236.95	$217.31	$201.97	$186.92	$176.55
Health plan services costs PMPM	$198.75	$191.24	$166.96	$155.99	$149.17
Net cash provided by (used in) operating activities	$191,394	$(54,912)	$379,772	$413,517	$544,619

(1)	See Note 3 to the consolidated financial statements for discussion of divestitures during 2005, 2004, 2003, 2002 and 2001 impacting the comparability of information.

(2)	Includes litigation, severance and related benefits, asset impairments and net (gain) loss on sales of business and properties of $83.3 million, $31.7 million, $(2.5) million, $65.3 million and $152.1 million for 2005, 2004, 2003, 2002 and 2001, respectively.
(3)	Includes $169 million of expenses associated with provider settlements.
(4)	No cash dividends were declared in each of the years presented.
(5)	Includes loss on settlement from disposition of discontinued operations of $89.1 million, net of tax. See Note 3 to the consolidated financial statements.
(6)	Includes cumulative effect of a change in accounting principle, net of tax, of $8.9 million as a result of adopting SFAS No. 142 “Goodwill and Other Intangible Assets.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

CAUTIONARY STATEMENTS

The following discussion and other portions of this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act, regarding our business, financial condition and results of operations. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under “Item 1A. Risk Factors” and the risks discussed in our other filings from time to time with the SEC.

We wish to caution readers that these factors, among others, could cause our actual financial or enrollment results to differ materially from those expressed in any projections, estimates or other forward-looking statements relating to us. In addition, those factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors or other communications by us. You should not place undue reliance on any forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date thereof. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that arise after the date of this report.

This Management’s Discussion and Analysis of Financial Conditions and Results of Operation should be read in its entirety since it contains detailed information that is important to understanding Health Net, Inc. and its subsidiaries’ results of operations and financial condition.

OVERVIEW

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. Our health maintenance organizations (HMOs), preferred provider organizations (PPOs) and point-of-service (POS) and government contracts subsidiaries provide health benefits to approximately 6.3 million individuals in 27 states and the District of Columbia through group, individual, Medicare, Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, MHN, provides behavioral health, substance abuse and employee assistance programs to approximately 7.3 million individuals, including our own health plan members, in all 50 states. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

Acquisition of Universal Care Health Plan Assets

On January 5, 2006, we announced that we entered into a definitive agreement to acquire certain health plan assets of Universal Care, Inc., a California-based health care company. This transaction is expected to close in the first half of 2006, subject to customary closing conditions, including regulatory approval. Upon closing of this acquisition, we expect to add approximately 20,000 Medi-Cal and Healthy Families beneficiaries to the approximately 700,000 Medi-Cal and Healthy Families beneficiaries that we already serve in nine California counties. Further, we will have the opportunity to enroll an additional 20,000 Medi-Cal and Healthy Families beneficiaries in Orange County. In addition, upon closing, we expect to add approximately 5,000 Medicare Advantage beneficiaries and approximately 75,000 commercial members that have received coverage through contracts with Universal Care’s health plans.

Medicare Advantage and Part D

We believe we are the nation’s fifth-largest Medicare Advantage contractor based on membership with 174,040 members in 43 counties in five states as of December 31, 2005 compared to membership of 170,943 as of December 31, 2004. In connection with the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA), we have significantly expanded our Medicare health plans. For example, in 2005, we extended our participation in Medicare Advantage by adding new service areas and increasing participation in regional and local PPOs. As a result of this expansion we are now offering 98 new plans and are a major participant in the new “Part D” stand-alone drug benefit. On January 1, 2006, we began offering the new Part D prescription drug benefit to seniors in 10 states. U.S. citizens who are at least 65 years old, or who are disabled, or who are dual-eligible members in both Medicare and Medicaid are able to enroll in our Part D coverage plans.

We now offer prescription drug coverage under Medicare Advantage in Arizona, California, Connecticut, New York and Oregon, states where we had already been offering Medicare services. Medicare Advantage members in these states are generally permitted to sign up for the new benefit and receive prescription drug medications at no additional premium. We are also offering the new “Part D” stand-alone prescription drug benefit in these states. In addition, we offer the stand-alone Part D prescription drug benefit to seniors in five states where we do not have Medicare Advantage membership: Massachusetts, New Jersey, Rhode Island, Vermont and Washington.

We participate as a Special Needs plan provider in Arizona, California, Connecticut and New York. Special Needs plans are designed to ensure that Medicare beneficiaries with limited financial means and disabled Medicare beneficiaries have additional health care and prescription drug coverage. Our plan targets beneficiaries who are eligible for both Medicare and Medicaid in these four states and beneficiaries with chronic obstructive pulmonary disease and congestive heart failure in two California counties.

How We Report Our Results

We currently operate within two reportable segments, Health Plan Services and Government Contracts, each of which is described below.

Our Health Plan Services reportable segment includes the operations of our health plans, which offer commercial, Medicare and Medicaid products in Arizona, California, Connecticut, New Jersey, New York and Oregon, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. We have approximately 3.3 million at-risk and 0.1 million administrative services only (ASO) members in our Health Plan Services segment.

Our Government Contracts segment includes our government-sponsored managed care federal contract with the U.S. Department of Defense (the Department of Defense) under the TRICARE program in the North Region and other health care related government contracts that we administer for the Department of Defense. Under the TRICARE contract for the North Region, we provide health care services to approximately 3.0 million Military Health System (MHS) eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries), including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.2 million other MHS-eligible beneficiaries for whom we provide ASO.

How We Measure Our Profitability

Our profitability depends in large part on our ability to effectively price our health care products; manage health care costs, including pharmacy costs; contract with health care providers; attract and retain members; and manage our G&A and selling expenses. In addition, factors such as regulation, competition and general economic conditions affect our operations and profitability. The potential effect of escalating health care costs, as well as any changes in our ability to negotiate competitive rates with our providers, may impose further risks to our ability to profitably underwrite our business, and may have a material impact on our business, financial condition or results of operations.

We measure our Health Plan Services segment profitability based on medical care ratio and pretax income. The medical care ratio is calculated as Health plan services expense divided by Health plan services premiums. The pretax income is calculated as Health plan services premium less Health plan services expense and G&A and other net expenses. See “—Results of Operations—Table of Summary Financial Information” for a calculation of our medical care ratio (MCR) and “—Results of Operations—Health Plan Services Segment Results” for a calculation of our pretax income.

Health plan services premiums include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts to provide care to enrolled Medicare recipients. The amount of premiums we earn in a given year is driven by the rates we charge and the enrollment levels. Health Plan services expense includes medical and related costs for health services provided to our members, including physician services, hospital and related professional services, outpatient care, and pharmacy benefit costs. These expenses are impacted by unit costs and utilization rates. Unit costs represent the health care cost per visit, and the utilization rates represent the volume of health care consumption by our members.

General and administrative expenses include those costs related to employees and benefits, consulting and professional fees, marketing, premium taxes and assessments and occupancy costs. Such costs are driven by membership levels, introduction of new products, system consolidations and compliance requirements for changing regulations. These expenses also included expenses associated with corporate shared services and other costs to reflect the fact that such expenses are incurred primarily to support Health Plan Services segment. Selling expenses consist of external broker commission expenses and generally vary with premium volume.

We measure our Government Contracts segment profitability based on government contracts cost ratio and pretax income. The government contracts cost ratio is calculated as government contracts cost divided by government contracts revenue. The pretax income is calculated as government contracts revenue less government contracts cost. See “—Results of Operations—Table of Summary Financial Information” for a calculation of our government contracts cost ratio and “—Results of Operations—Government Contracts Segment Results” for a calculation of our pretax income.

Government contracts revenue is made up of two major components: health care and administrative services. The health care component includes revenue recorded for health care costs for the provision of services to our members, including paid claims and estimated IBNR expenses for which we are at risk, and underwriting fees earned for providing the health care and assuming underwriting risk in the delivery of care. The administrative services component encompasses fees received for all other services provided to both the government customer and to beneficiaries, including services such as medical management, claims processing, enrollment, customer services and other services unique to the managed care support contract with the government.

RESULTS OF OPERATIONS

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations for the last three fiscal years.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except PMPM data)
Revenues
Health plan services premiums	$9,553,525	$9,560,244	$9,093,219
Government contracts	2,307,483	2,021,871	1,865,773
Net investment income	72,751	58,147	59,332
Other income	6,774	6,131	46,378

Total revenues	11,940,533	11,646,393	11,064,702

Expenses
Health plan services	8,013,017	8,413,638	7,516,838
Government contracts	2,211,253	1,927,598	1,789,523
General and administrative	956,840	888,480	912,531
Selling	221,555	240,117	233,519
Depreciation	30,250	41,426	55,903
Amortization	3,444	2,862	2,774
Interest	44,631	33,133	39,135
Litigation, severance and related benefits and asset impairments	83,279	32,893	16,409
Net gain on sales of businesses and properties	—	(1,170)	(18,901)

Total expenses	11,564,269	11,578,977	10,547,731

Income from continuing operations before income taxes	376,264	67,416	516,971
Income tax provision	146,479	24,812	193,891

Income from continuing operations	229,785	42,604	323,080
Discontinued operations: Loss on settlement from disposition, net of tax	—	—	(89,050)

Net income	$229,785	$42,604	$234,030

Pretax margin	3.2%	0.6%	4.7%
Health plan services medical care ratio (MCR)	83.9%	88.0%	82.7%
Government contracts cost ratio	95.8%	95.3%	95.9%
Administrative ratio (a)	10.3%	9.7%	10.6%
Selling costs ratio (b)	2.3%	2.5%	2.6%
Health plan services PMPM (c)	$236.95	$217.31	$201.97
Health plan services costs PMPM (c)	$198.75	$191.24	$166.96

(a)	The administrative ratio is computed as the sum of general and administrative (G&A) and depreciation expenses divided by the sum of health plan services premium revenues and other income.
(b)	The selling costs ratio is computed as selling expenses divided by health plan premium revenues.
(c)	Premiums per member per month (PMPM) is calculated based on total at-risk member months and excludes administrative services only (ASO) member months.

Summary of Operating Results

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Before the start of 2005, our objectives were to remain focused on disciplined pricing; contain the growth in health care costs; eliminate prior period reserve restatements (e.g., actual liability is different than previously estimated); stabilize or reverse the decline in commercial membership, improve pretax profit margins; increase statutory capital and strengthen the balance sheet; complete the transition to our TRICARE contract for the North Region; and to successfully prepare for the Medicare Part D drug benefit opportunity. The results of our efforts to meet these objectives are discussed below.

Net income improved to $229.8 million in 2005, or $1.99 per diluted share, from $42.6 million, or $0.38 per diluted share, in 2004. Results in 2005 reflect the impact of $83.3 million in litigation, asset impairment and restructuring charges. Included in the charges are $65.6 million related to the May 2005 settlement agreement to resolve the lead physician provider track action in the multidistrict class action lawsuit, and $15.9 million of estimated legal defense costs to appeal a Louisiana state court jury verdict related to the 1999 sale of three health plan subsidiaries. See “Item 3. Legal Proceedings” for additional information on these litigation matters. Results for the year ended December 31, 2004 included a $169 million pretax charge recorded in the fourth quarter ended December 31, 2004, which is discussed in more detail below.

One of our key objectives in 2005 was to effectively manage our commercial health care costs and to ensure that pricing was consistent with improving health care cost trends in order to accomplish better MCRs and improve profit margins. Pretax profit margins improved during every quarter in 2005, and the pretax profit margin was 3.2% for the year ended December 31, 2005, compared to 0.6% for the year ended December 31, 2004.

The increase in commercial premium PMPM was 10.9% for the year ended December 31, 2005 compared to the same period in 2004. We believe we are now in a better position to be more competitive and manage premium rate increases that are consistent with the favorable health care cost trends that we are experiencing.

Commercial health plan membership declined 9% at December 31, 2005 when compared to December 31, 2004, however, the rate of membership decline has begun to slow.

The Health Plan Services MCR declined to 83.9% for the year ended December 31, 2005 compared to 88% for the year ended December 31, 2004, primarily driven by a $158 million provider dispute charge recorded in the fourth quarter ended December 31, 2004. Favorable commercial health care cost trends also contributed to the improvement. The commercial health care cost trend for 2005, after adjusting for the provider dispute charge recorded in the fourth quarter ended December 31, 2004, was approximately 10%, and we believe this indicates that the health care cost trend is abating. We believe it also demonstrates that our focus on medical management basics, including prior authorization, concurrent review and discharge planning is showing results.

In 2005, we made focused investments to prepare for the Medicare Part D drug benefit and to increase health plan marketing and advertising to generate more growth.

In addition, the transition to the new TRICARE contract for the North Region was completed during 2005, and pretax income from this business increased to $96.2 million for the year ended December 31, 2005 from $94.3 million for the year ended December 31, 2004.

As of December 31, 2005, we had settled approximately 87% of the provider disputes related to the $169 million charge recorded in the fourth quarter ended December 31, 2004. We believe that the remaining liability amount of $35 million is sufficient to settle the remaining disputes.

Statutory capital is another key measure that improved substantially in 2005. Our objective in 2005 was to improve our risk-based capital (RBC) ratio to 350% as part of our ongoing effort to have our senior unsecured debt rating upgraded. As of December 31, 2005, our RBC ratio was approximately 375%.

Cash flow from operations for the year ended December 31, 2005 improved to $191.4 million compared to ($54.9) million for the year ended December 31, 2004, which was consistent with our expectations.

We believe that in order to remain competitive in our Health Plan Services segment in 2006, we will need to continue our focus on improving profit margins in commercial and Medicare health plans, stabilize commercial health plan membership, successfully launch the Medicare Part D drug benefit and complete the Universal Care acquisition.

We believe that the decline in commercial health plan membership will continue to slow in 2006. However, because of some large group departures, we expect commercial health plan membership to decline between 3% and 4% in the first quarter of 2006. In addition, the task of stabilizing New Jersey and California small group membership continues to be challenging, but the prospect of increasing membership enrollment in other markets and areas of our business are more encouraging. We expect membership to stabilize by the end of the second quarter of 2006 and start to grow in the latter part of 2006. Therefore, we believe that commercial health plan membership at December 31, 2006 will be relatively flat when compared to December 31, 2005, including the new commercial membership that we expect to receive upon closing of our Universal Care acquisition.

We expect general and administrative expenses to increase in 2006 as we focus more on investing in growth and on our ongoing investment in Medicare.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

In 2004, our overall financial results fell short of our expectations. Earnings per share fell by 81% to $0.38 per basic and diluted share for 2004, compared with $2.02 per basic share and $1.98 per diluted share in 2003, primarily as a result of higher than anticipated commercial health care costs and lower membership. In addition, as described below, we recorded a $252 million pretax earnings charge in the fourth quarter ended December 31, 2004, which had a significant impact on our overall 2004 financial results.

Beginning in the latter part of the first quarter ended March 31, 2004, we began to implement a plan designed to improve financial performance (2004 Financial Performance Improvement Plan). As part of the 2004 Financial Performance Improvement Plan, we increased prices in our commercial health plans and commenced a series of initiatives designed to reduce the growth rate of our commercial health care costs. Following implementation of the 2004 Financial Performance Improvement Plan, the rate of increase in commercial PMPM premium yields climbed from a 6.9% increase in the first quarter ended March 31, 2004 compared with the first quarter ended March 31, 2003, to a 10.7% increase in the fourth quarter ended December 31, 2004 compared with the fourth quarter ended December 31, 2003.

We believe that the implementation of higher premiums caused employer groups, many of which had high health care cost trends, to leave our health plans and obtain coverage elsewhere, which resulted in an overall 8% decrease in commercial health plan enrollment from December 31, 2003 to December 31, 2004. The losses were greatest in our California and Northeast health plans.

In the fourth quarter ended December 31, 2004, we recorded a $252 million pretax earnings charge which was comprised of the following:

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

Reserve Developments. The fourth quarter 2004 pretax earnings charge also included amounts recorded for prior period adverse reserve developments, most of which related to revisions to reserve estimates for the second and third quarters of 2004. Approximately $56 million of the $65 million recorded for prior period adverse reserve developments relate to 2004. For information regarding our reserve restatements for December 31, 2003 and prior, see Note 16 to our consolidated financial statements. The 2004 adverse reserve developments are directly related to management’s decision in 2004 to accelerate claims payment practices and disengage from the claims review practices, both designed to improve relations with providers. As a result of deliberate actions to accelerate claims payments, we experienced higher level of paid claims in the first quarter of 2004 compared with 2003. These higher levels of paid claims persisted through the balance of 2004 and contributed to the increase in commercial health care costs. This had the impact of masking the increasing trend in health care costs until the fourth quarter of 2004 when higher levels of paid claims than were previously estimated emerged. The reserves established at December 31, 2004 assume a permanent increase in claims costs because of these changes.

Severance, Asset Impairment and Restructuring Charges and other Miscellaneous Expenses. We recorded $18 million of miscellaneous items as part of the fourth quarter 2004 pretax earnings charge, including severance and related benefit costs, lease terminations, the write-off of certain investments and IT assets and other balance sheet items. For information regarding these balance sheet items, see “—Results of Operations—Litigation, Severance and Related Benefit Costs and Asset Impairments.”

Consolidated Segment Results

The following table summarizes the operating results of our reportable segments for the last three fiscal years.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)
Pretax income:
Health plan services segment	$363.4	$4.9	$438.2
Government contracts segment	96.2	94.3	76.3

Total segment pretax income	$459.6	$99.2	$514.5

Litigation, severance and related benefits and asset impairments	(83.3)	(32.9)	(16.4)
Net gain on sale of businesses and properties	—	1.1	18.9

Income from continuing operations before income taxes as reported	$376.3	$67.4	$517.0

Health Plan Services Segment Membership

The following table below summarizes our health plan membership information by program and by state.

	Commercial (including ASO members)			Medicare Risk			Medicaid			Health Plan Total
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(Membership in thousands)
Arizona	117	129	119	31	35	36	—	—	—	148	164	155
California	1,464	1,564	1,673	93	95	99	698	696	702	2,255	2,355	2,474
Connecticut	276	284	311	27	27	27	88	94	98	391	405	436
New Jersey	147	228	313	—	—	—	44	42	45	191	270	358
New York	237	259	281	7	6	6	—	—	—	244	265	287
Oregon	139	139	120	16	9	—	—	—	—	155	148	120
Pennsylvania	—	—	4	—	—	—	—	—	—	—	—	4

Total	2,380	2,603	2,821	174	172	168	830	832	845	3,384	3,607	3,834

December 31, 2005 Compared to December 31, 2004

Total health plan membership decreased 6% to approximately 3.4 million members at December 31, 2005 from approximately 3.6 million members at December 31, 2004. Overall, small group and individual enrollment declined 18% and large group enrollment declined 7% from December 31, 2004 to December 31, 2005.

Membership in our commercial health plans, including ASO members, decreased 9% at December 31, 2005 compared to December 31, 2004. This decrease was primarily attributable to the continued impact of premium pricing increases implemented in early 2004 to address higher health care costs and network provider issues. The enrollment decline was primarily seen in our California plan which had a net decline of 17,874 members in the large group market and a net decline of 85,867 members in the PPO/POS products for the small group and individual market reflecting a lapse rate of approximately 25%. Our New Jersey plan experienced a net decline of 45,571 members in the large group market and a net decline of 37,041 in the small group market. The Northeast health plans collectively had a lapse rate of approximately 23%.

Membership in our Medicare Risk and Medicaid remained relatively stable at December 31, 2005 compared to December 31, 2004.

We expect enrollment to stabilize during 2006. The new commercial enrollment we expect to receive upon the closing of our Universal Care acquisition will be offset by certain large group departures. See “—Summary of Operating Results—Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.”

December 31, 2004 Compared to December 31, 2003

Total health plan membership decreased 6% to approximately 3.6 million members at December 31, 2004 from approximately 3.8 million members at December 31, 2003.

Enrollment in our commercial health plans, including ASO members, decreased 8% at December 31, 2004 compared to December 31, 2003. This decrease was primarily attributable to the premium pricing increases implemented in early 2004 to address higher health care costs and network provider issues. The enrollment decline was seen in the large and small group markets in all of our commercial health plans except our Arizona and Oregon plans. Overall, small group and individual enrollment declined 12% from 2003 to 2004 and large group enrollment declined 6%.

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

We participate in state Medicaid programs in California, Connecticut and New Jersey. California membership, where the program is known as Medi-Cal, comprised 84% of our Medicaid membership at December 31, 2004. Overall Medicaid membership decreased 2% at December 31, 2004 compared to December 31, 2003, primarily as a result of competition in New Jersey, a change in law that eliminated certain members eligibility in Connecticut and the State of California’s efforts to tighten eligibility requirements for participation in the Medi-Cal and Healthy Families program. In the third quarter of 2004, we added a new county in California, accounting for approximately 33,000 new members. Despite ongoing concerns about the states’ ability to adequately fund these Medicaid programs, we believe that the significant savings generated by Medicaid managed care will provide ongoing future growth opportunities, as states may move more Medicaid enrollees into managed care plans.

Health Plan Services Segment Results

The following table summarizes the operating results for Health Plan Services for the last three fiscal years:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in millions, except PMPM data)
Health plan services segment:
Health plan services premiums	$9,553.5	$9,560.2	$9,093.2
Health plan services expenses	(8,013.0)	(8,413.6)	(7,516.8)

Gross margin	1,540.5	1,146.6	1,576.4

Net investment income	72.8	58.2	59.3
Other income	6.8	6.1	46.3
G&A	(956.8)	(888.5)	(912.5)
Selling	(221.6)	(240.1)	(233.5)
Amortization and depreciation	(33.7)	(44.3)	(58.7)
Interest	(44.6)	(33.1)	(39.1)

Pretax income	$363.4	$4.9	$438.2

MCR	83.9%	88.0%	82.7%
Health plan services premium PMPM	$236.95	$217.31	$201.97

Health Care Cost PMPM	$198.75	$191.24	$166.96

Health Plan Services Premiums

Total Health Plan Services premiums decreased by $6.7 million, or 0.1%, for the year ended December 31, 2005 as compared to the same period in 2004, and increased by $467.0 million, or 5.1%, for the year ended December 31, 2004 as compared to the same period in 2003 as shown in the following table:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)
Commercial premium revenue	$6,844.0	$6,984.7	$6,553.8
Medicare Risk premium revenue	1,574.1	1,483.2	1,380.6
Medicaid premium revenue	1,135.4	1,092.3	1,158.8

Total Health Plan Services premiums	$9,553.5	$9,560.2	$9,093.2

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Commercial premium revenues, including ASO, decreased by $140.7 million, or 2.0%, for the year ended December 31, 2005 as compared to the same period in 2004 due to membership losses in large and small groups. The decline in commercial premium revenues related to membership decline was partially offset by an increase in premium rates attributable to our implementation of higher rates in our large and small group markets in all of our health plans to account for higher health care costs. The increase in the commercial premium PMPM was 10.9% for the year ended December 31, 2005 over the same period in 2004.

Medicare Risk premiums increased by $90.9 million, or 6.1%, for the year ended December 31, 2005 as compared to the same period in 2004. The increase in Medicare Risk premiums was primarily attributable to rate increases seen in all states due to increases in the per-member rates paid to us by CMS as a result of demographic and risk factor adjustments and favorable Medicare rate adjustments from 2003 and 2004 in our Arizona, California, Connecticut and New York plans totaling $17.2 million, which were recognized in the three months ended September 30, 2005 (see “—Health Plan Services Costs” for detail regarding the increase in capitation expense related to the 2003 and 2004 Medicare rate adjustment). The increase in the Medicare revenue yield PMPM was 5.4% for the year ended December 31, 2005 over the same period in 2004.

Medicaid premiums increased by $43.1 million, or 4.0%, for the year ended December 31, 2005 as compared to the same period in 2004. The increase in the Medicaid premium PMPM was 3.4% for the year ended December 31, 2005 over the same period in 2004, primarily due to rate increases for the Healthy Families and Access for Infants and Mothers (AIM) programs. These programs account for approximately 12% of total Medicaid membership.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Commercial premiums increased by $430.9 million, or 6.6%, for the year ended December 31, 2004 compared to the same period in 2003. Of this increase, 8.4% is attributable to our implementation of higher rates (including renewal rates) in our large and small group markets in all of our health plans to account for higher health care costs, partially offset by membership losses as discussed earlier with an impact of (1.8)%.

Medicare Risk premiums increased by $102.6 million, or 7.4%, for the year ended December 31, 2004 compared to the same period in 2003. Rate increases, which were seen in all states due to increases in the per-member rates paid to us by CMS as a result of the adoption of the MMA in December 2003, increased premiums by 8.7%. This was partially offset by membership losses in all states except Oregon with an impact of (1.3)%.

Medicaid premiums decreased by $66.5 million, or 5.7%, for the year ended December 31, 2004 compared to the same period in 2003, primarily due to membership losses in all states, with an impact of (4.6)% and rate decreases with an impact of (1.1)%.

Health Plan Services Costs

Health Plan Services costs decreased by $400.6 million, or 4.8%, for the year ended December 31, 2005 as compared to the same period in 2004, and increased by $896.8 million, or 12.0%, for the year ended December 31, 2004 as compared to the same period in 2003 as shown in the following table:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)
Commercial health care costs	$5,671.5	$6,156.6	$5,328.3
Medicare Risk health care costs	1,407.2	1,359.2	1,232.9
Medicaid health care costs	934.3	897.8	955.6

Total Health Plan Services health care costs	$8,013.0	$8,413.6	$7,516.8

Our Health Plan Services MCRs by line of business are as follows:

	Year Ended December 31,
	2005	2004	2003
Commercial MCR (including ASO)	82.9%	88.1%	81.3%
Medicare Risk MCR	89.4%	91.6%	89.3%
Medicaid MCR	82.3%	82.2%	82.5%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Commercial health care costs decreased by $485.1 million, or 7.9%, for the year ended December 31, 2005 as compared to the same period in 2004. The decrease in commercial health care costs is primarily attributable to membership losses, primarily in California and New Jersey, and $143.5 million of costs recorded in 2004 associated with provider settlements relating to claims processing and payment issues that have been or are being resolved. The increase in the commercial health care cost trend on a PMPM basis was 4.3% for the year ended December 31, 2005 over the same period in 2004 due to an increase in our pharmacy and physician costs, partially offset by moderating health care cost trends in our commercial market reflecting, in part, improvement in our hospital cost experience due to lower inpatient utilization.

Medicare Risk health care costs increased by $48.0 million, or 3.5%, for the year ended December 31, 2005 as compared to the same period in 2004. The increase in the Medicare Risk health care cost PMPM was 2.8% for the year ended December 31, 2005 compared to the same period in 2004. Medicare Risk health care costs increased primarily as a result of higher physician and inpatient claim costs and increased capitation expense related to Medicare rate adjustments for 2003 and 2004 totaling $9.7 million which were recognized in 2005. See “—Health Plan Services Premiums” for detail regarding the increase in premium revenue related to the 2003 and 2004 Medicare rate adjustment. These increases were partially offset by provider settlements of $14.6 million recorded in the fourth quarter of 2004.

Medicaid health care costs increased by $36.5 million, or 4.1%, for the year ended December 31, 2005 as compared to the same periods in 2004. The increase in Medicaid health care costs was primarily driven by higher hospital inpatient claims expense. The increase in the Medicaid Risk health care cost PMPM was 3.5% for the year ended December 31, 2005 over the same period in 2004.

The comparison of health care costs above were substantially impacted by the $158 million of provider dispute costs recorded in the fourth quarter of 2004.

Health Plan Services MCR decreased to 83.9% for the year ended December 31, 2005 as compared to 88.0% for the same period in 2004. The decrease was primarily seen in our commercial business due to provider dispute settlements recorded in 2004. Excluding this, the favorable improvement in our MCR is primarily due to continued pricing discipline and moderating health care cost trends in our commercial market reflecting, in part, improvement in our hospital cost experience due to lower inpatient utilization resulting from enhanced medical management activities.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

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

Medicare Risk health care costs increased by $126.3 million, or 10.2%, for the year ended December 31, 2004 compared to the same period in 2003. Medicare risk health care costs increased primarily as a result of higher hospital costs from higher bed day utilization, higher pharmacy cost trend for HMO products and provider settlements of $14.6 million relating to claims processing and payment issues that had been or were being resolved in the fourth quarter of 2004. The increase in the Medicare Risk health care cost PMPM was 11.5% for the year ended December 31, 2004 over the same period in 2003.

Medicaid health care costs decreased by $57.8 million, or 6.0%, for the year ended December 31, 2004 compared to the same period in 2003 primarily as a result of lower physician costs combined with membership losses. The decrease in the Medicaid health care cost PMPM was 1.3% for the year ended December 31, 2004 over the same period in 2003.

Health Plan Services MCR increased to 88.0% for the year ended December 31, 2004 as compared to 82.7% for the same period in 2003 primarily due to higher commercial health care costs that outpaced the premium revenue growth.

Net Investment and Other Income

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net investment income increased by $14.7 million, or 25.3%, for the year ended December 31, 2005 as compared to the same period in 2004, primarily due to an increase in interest rates and an increase in the average balance of investments, partially offset by lower net realized gains. Included in net investment income was $(0.6) million and $4.2 million of net realized (loss) gain on sale of investments for 2005 and 2004, respectively.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net investment income decreased slightly by $1.2 million for the year ended December 31, 2004 due to a decline in net realized gains and lower average cash balances, partially offset by the impact of higher interest rates. Included in net investment income was $4.2 million and $12.0 million of net realized gain on sale of investments for 2004 and 2003, respectively.

Other income decreased by $40.3 million for the year ended December 31, 2004 as a result of the sale of our employer services group division effective October 31, 2003. Revenues from our employer services group division were $45.6 million for the year ended December 31, 2003. We deferred approximately $15.9 million of the gains on the October 2003 sales of our employer services group division and dental and vision plans related to non-compete and network access agreements. The deferred amounts are recognized as other income over the terms of the agreements. We recognized other income of $2.8 million during 2004 related to the amortization of these agreements.

General, Administrative and Other Costs

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

G&A costs increased by $68.3 million, or 7.7%, for the year ended December 31, 2005 as compared to the same period in 2004. Our administrative ratio (G&A and depreciation expenses as a percentage of Health Plan Services premiums and other income) also increased to 10.3% for the year ended December 31, 2005 from 9.7% for the same period in 2004. The increase is primarily due to our increased spending in preparation for our Medicare Advantage and Part D expansion plans and an increase in health plan marketing activities, partially offset by $10.6 million in legal costs associated with the provider settlements that was recognized in 2004.

The selling costs ratio (selling costs as a percentage of Health Plan Services premiums) decreased to 2.3% for the year ended December 31, 2005 from 2.5% for the same period in 2004. The decrease is primarily due to a decline in our small group and individual membership which have lower commission cost structures.

Amortization and depreciation expense decreased by $10.6 million for the year ended December 31, 2005 as compared to the same period in 2004 primarily due to the sale of assets in the sale-leaseback transaction we consummated in June 2005. See “Investing Activities” for further information on the sale-leaseback transaction.

Interest expense increased by $11.5 million, or 34.7%, for the year ended December 31, 2005 as compared to the same period in 2004. A $4.5 million increase in interest expense resulted primarily from a 150 basis point increase in the interest rate on our Senior Notes due to the downgrade of our senior unsecured debt rating effective September 2004, and a $6.8 million increase in interest expense resulted from higher variable interest rate we paid on the swap contract settlements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for further information on our Swap Contracts. See “—Financing Activities” for further information on the downgrade of our senior unsecured debt rating.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

G&A costs for the year ended December 31, 2004 decreased by $24.0 million, or 2.6%, compared to the same period in 2003. This decrease is primarily due to the divestiture of our employer services group division in October 2003, which had approximately $40 million in general and administrative expenses, partially offset by $10.6 million in legal costs associated with the provider settlements discussed in “Health Plan Services Cost—Year Ended December 31, 2004 Compared to Year Ended December 31, 2003” above. Our administrative ratio decreased to 9.7% for the year ended December 31, 2004 from 10.6% for the same period in 2003.

The selling costs ratio decreased to 2.5% for the year ended December 31, 2004 from 2.6% for the same period in 2003, primarily due to lower broker commissions as a result of the decline in small group and individual enrollment in 2004.

Amortization and depreciation expense for the year ended December 31, 2004 decreased by $14.4 million, or 24.5%, compared to the same period in 2003 due to asset retirements and assets becoming fully depreciated. Amortization expense remained relatively flat from 2004 to 2003 at approximately $2.8 million.

Interest expense for the year ended December 31, 2004 decreased by $6.0 million, or 15.3%, compared to the same period in 2003 primarily due to the favorable impact of $7.1 million in settlements on our interest rate swap contracts for our Senior Notes, partially offset by an increase in our interest expense of $1.9 million as a result of the downgrade of our senior unsecured debt rating. See Note 6 to our consolidated financial statements for further information on our Swap Contracts and information on the downgrade of our senior unsecured debt rating.

Government Contracts Segment Membership

	2005	2004	2003
	(Membership in thousands)
Membership under North Region TRICARE contracts	2,962	2,929	—
Membership under legacy TRICARE contracts	—	—	1,491

In 2004, we completed the transition from our old TRICARE contracts to our new TRICARE contract for the North Region. Under our TRICARE contract for the North Region, we provide health care services to approximately 3.0 million and 2.9 million eligible beneficiaries in the Military Health System (MHS) as of December 31, 2005 and 2004, respectively. Included in the 3.0 million MHS-eligible beneficiaries as of December 31, 2005 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.2 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of December 31, 2005, there were approximately 1.4 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract. As of December 31, 2004 there were approximately 1.4 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract and no TRICARE eligibles enrolled under our old TRICARE contracts.

In addition to the 3.0 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer 15 contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 11 states covering approximately 37,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for Government Contracts for the last three fiscal years:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in millions, except membership)
Government contracts segment:
Revenues	$2,307.5	$2,021.9	$1,865.8
Government contracts costs	2,211.3	1,927.6	1,789.5

Pretax income	96.2	94.3	76.3

Government Contracts Ratio	95.8%	95.3%	95.9%

Government Contracts Revenues

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Government Contracts revenues increased by $285.6 million, or 14.1%, for the year ended December 31, 2005 as compared to the same period in 2004. The increase in Government Contracts revenues is primarily due to an increase in health care services provided under our TRICARE contract for the North Region resulting from a rise in demand for private sector services as a direct result of continued heightened military activity.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Government Contracts revenues increased by $156.1 million, or 8.4%, for the year ended December 31, 2004 as compared to the same period in 2003. This increase was primarily due to a $684.1 million increase in revenues in the second half of 2004 when we began providing health care services under the TRICARE contract for the North Region, partially offset by a decrease in revenues of $526.7 million from the expiration of the old TRICARE contracts.

Government Contracts Costs

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Government Contracts costs increased by $283.7 million or 14.7% for the year ended December 31, 2005 as compared to the same period in 2004, primarily due to higher costs under the TRICARE contract for the North Region resulting from a rise in demand for private sector services as a direct result of continued heightened military activity.

The Government contracts ratio increased by 50 basis points for the year ended December 31, 2005 as compared to the same period in 2004 due to change in the business mix of the TRICARE contracts as we fully transitioned to the North region contract in 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Government Contracts costs increased by $138.1 million, or 7.7%, for the year ended December 31, 2004 compared to the same period in 2003 due to an increase in costs of $672.1 million from the commencement of health care services under the TRICARE contract for the North Region, partially offset by $528.2 million from the expiration of the old TRICARE contracts.

The Government contracts ratio improved by 60 basis points for the year ended December 31, 2004 from the same period in 2003 due to change in the business mix of the TRICARE contracts as we began the transition in 2004 to the new North region contract.

Litigation, Severance and Related Benefit Costs and Asset Impairments

We recorded litigation, severance and related benefit costs and asset impairments for the years ended December 31, 2005, 2004 and 2003 as detailed below:

	2005 Charges	2004 Charges	2003 Charges
	(Dollars in millions)
Litigation	$81.6	$—	$—
Severance and related benefit costs	1.7	25.3	—
Asset impairment charge	—	5.9	16.4
Real estate lease termination costs	—	1.7	—

Total	$83.3	$32.9	$16.4

2005 Charges

Class Action Settlement. On May 3, 2005, we announced that we signed a settlement agreement with the representatives of approximately 900,000 physicians and state and other medical societies settling the lead physician provider track action in the multidistrict class action lawsuit. During the three months ended March 31, 2005, we recorded a pretax charge in our consolidated statement of operations of $65.6 million to account for the settlement agreement, legal expenses and other expenses related to the physician class action litigation. See Note 12 to the consolidated financial statements for additional information regarding the physician class action lawsuit.

AmCareco litigation. On June 30, 2005, a jury in Louisiana state court returned a $117 million verdict against us in a lawsuit arising from the 1999 sale of three health plan subsidiaries of the Company. During the three months ended June 30, 2005, we recorded a pretax charge of $15.9 million representing total estimated legal defense costs related to this litigation for compensatory and punitive damages. On August 19, 2005, after post-trial motions, the Court entered judgment in the AmCare-TX matter. In its judgment, the Court, among other things, reduced the compensatory damage portion of the verdict to $36.7 million and reduced the punitive damages portion of the verdict to $45.5 million. We did not accrue any amount for the compensatory or punitive damages awards as of December 31, 2005 since we intend to vigorously appeal this judgment. See Note 12 to the consolidated financial statements for additional information regarding these matters.

See “2004 Charges” below for further information on severance and related benefit costs.

2004 Charges

On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative costs, we would commence an involuntary workforce reduction of approximately 500 positions, which included reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast. The workforce reduction was substantially completed by June 30, 2005 and all of the $25.3 million of severance and related benefit costs recorded in 2004 had been paid out by December 31, 2005. We used available cash to fund these payments. See Note 14 to the consolidated financial statements for additional information regarding severance and related benefit costs.

We recorded a $3.0 million pretax impairment on internally developed software and purchased computer hardware that were rendered obsolete as a result of changes to our operations and systems consolidation process. We also recorded a pretax $2.9 million impairment on investments in other companies in the fourth quarter of 2004.

We recorded a $1.7 million pretax charge for lease termination expenses associated with the exit of certain properties as part of the transition from our old TRICARE contracts to the TRICARE contract for the North Region.

See Note 14 to our consolidated financial statements for further information on severance and related benefit costs, asset impairments and lease termination costs.

2003 Charges

We recognized a pretax loss of $2.6 million related to the sales of corporate facility buildings for the year ended December 31, 2003.

During 2003, we recognized a pretax $13.8 million impairment on an investment we had in a company that provides online solutions connecting health plans, physicians and hospitals. The carrying value of this investment after the impairment is $1.2 million and is included in our noncurrent assets as of December 31, 2005.

See Note 14 to our consolidated financial statements for further information on asset impairments.

Net Gain on Sales of Businesses and Properties

The gains and (losses) recognized from divestitures made during the years ended December 31, 2005, 2004 and 2003 are summarized in the following table.

	2005	2004	2003
	(Dollars in millions)
Subacute subsidiaries	$—	$1.8	$—
Florida health plan	—	(0.4)	—
Dental and vision subsidiaries	—	(0.3)	7.8
Workers’ compensation services subsidiaries	—	—	11.1

Net gain on sales of businesses and properties	$—	$1.1	$18.9

2005 Divestitures

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

Effective September 30, 2004, we entered into agreements (the Settlement Agreements) to settle certain true-up adjustments under a stock purchase agreement and reinsurance agreement entered into in 2001 in connection with the sale of our Florida health plan.

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

On October 31, 2003, we consummated the sale of our workers’ compensation services subsidiaries to First Health Group Corp. In connection with this sale, we received $79.5 million in cash.

See Note 3 to our consolidated financial statements for further information on the divestitures during the years ended December 31, 2005, 2004 and 2003.

Income Tax Provision

Our income tax expense and the effective income tax rate for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(Dollars in millions)
Income tax expense	$146.5	$24.8	$193.9
Effective tax rate (1)	38.9%	36.8%	37.5%

(1)	The effective income tax rate differs from the statutory federal tax rate of 35.0% in each year due primarily to state income taxes, tax-exempt investment income and business divestitures. The effective income tax rate increased from 2004 to 2005 primarily due to the reduction in the impact of the tax benefits associated with tax return examination settlements and an increase in state taxes due to change in the business mix. The effective income tax rate decreased from 2003 to 2004 due to an increase in the impact of tax benefits associated with tax return examination settlements.

Loss on Settlement from Disposition of Discontinued Operations

During the third quarter ended September 30, 2003, we recognized an $89.1 million loss on settlement from disposition of discontinued operations, net of tax of $47.9 million, or $0.77 per basic share and $0.75 per diluted share, as a result of our settlement agreement with SNTL Litigation Trust, to settle all outstanding claims under the Superior National Insurance Group, Inc v. Foundation Health Corporation, et. al. litigation. See “Item 3. Legal Proceedings” and Notes 3 and 12 to our consolidated financial statements for additional information regarding the Superior settlement.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We believe that cash flow from operating activities, existing working capital, lines of credit and cash reserves are adequate to allow us to fund existing obligations, introduce new products and services, and continue to develop health care-related businesses. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate.

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $122.8 million and $129.5 million as of December 31, 2005 and 2004, respectively. Cash flows from operating activities for 2005 and 2004 were impacted by the effects of the transition to the new TRICARE contract. Under the old TRICARE contracts, we were required to set aside $38.9 million in cash for the payment of run-out claims as of December 31, 2004 which we completed in 2005. During the third quarter of 2005, we paid $40 million to the government in bid price adjustments which had been previously accrued for as part of closing out the legacy contracts.

During the fourth quarter of 2004, we recorded a pretax charge of $169 million for expenses associated with provider settlements that had been or are currently in the process of being resolved, principally involving the alleged underpayment of stop-loss claims. Included in the pretax charge was $158 million related to the health care portion of the provider settlements and $11 million related to legal costs. Most of the settlements involved California hospitals, and the claims at issue dated back to 2001. The remaining provider disputes liability balance relating to this pretax charge was $35 million as of December 31, 2005. The cash payments for provider dispute settlements have been funded by cash flows from operations. During the year ended December 31, 2005, no significant modification was made to the original estimated provider dispute liability amount, as we believed that the amount was adequate in all material respects to cover the outstanding estimated provider dispute settlements. For additional information regarding the provider settlements, see “—Health Plan Services Segment Results—Health Plan Services Costs—Year Ended December 31, 2005 Compared to Year Ended December 31, 2004” and “Item 3. Legal Proceedings—Provider Disputes.”

Operating Cash Flows

Our operating cash flows for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(Dollars in millions)
Net cash provided by (used in) operating activities	$191.4	$(54.9)	$379.8

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net cash from operating activities increased by $246.3 million for the year ended December 31, 2005 compared to the same period in 2004 primarily due to the following:

•	Net increase in net income plus amortization, depreciation and other net non-cash charges of $180.4 million,

•	Net increase in cash flows from amounts receivable/payable under government contracts of $146 million, primarily due to the transition to the TRICARE contract for the North Region, partially offset by

•	Increase in provider dispute payments of $109 million related to the provider dispute charge reserve provided for in the fourth quarter of 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net cash from operating activities decreased by $434.7 million for the year ended December 31, 2004 compared to the same period in 2003 due to the following:

•	Net decrease in net income plus amortization, depreciation and other net non-cash charges of $199.7 million,

•	Net decrease in cash flows from amounts receivable/payable under government contracts of $175.3 million, primarily due to the transition to the new TRICARE contract for the North Region, and

•	Delayed receipt of an expected Medicare payment of $66 million for our California and New York health plans.

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

Our cash flows from investing activities for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(Dollars in millions)
Net cash used in investing activities	$(244.0)	$(14.2)	$(105.5)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net cash used in investing activities increased for the year ended December 31, 2005 compared to the same period in 2004, due primarily to an increase in available funds not required for operations that were placed in long-term investments, offset by the proceeds received in June 2005 in connection with the sale-leaseback transaction.

On June 30, 2005, we entered into an agreement in which we sold certain of our non-real estate fixed assets to an independent third party for net cash proceeds of $79.0 million (the Sale-Leaseback Transaction) and simultaneously leased such assets from an independent third party under an operating lease for an initial term of three years (the Lease Agreement). The net proceeds from the Sale-Leaseback Transaction were used to increase the capital level of our California health plan. Payments under the Lease Agreement are $2.8 million per quarter, plus interest, payable in arrears. See Note 12 to the consolidated financial statements for additional information regarding the Sale-Leaseback Transaction.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net cash used in investing activities decreased by $91.3 million for the year ended December 31, 2004 compared to the same period in 2003 due to the following:

•	Net increase in maturities and sales of available for sale securities of $168.5 million,

•	Net decrease in purchases of property and equipment of $17.0 million, partially offset by

•	Net increase in purchases of restricted investments of $14.9 million as required under our old TRICARE contracts in connection with the run-out claims, and

•	Net decrease in cash proceeds from divestitures of $79.2 million.

Financing Activities

Our cash flows from financing activities for the year ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(Dollars in millions)
Net cash provided by (used in) financing activities	$73.0	$(69.6)	$(246.2)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net cash provided by financing activities increased by $142.6 million due to a decrease of $88.3 million in repurchases of our common stock combined with an increase in cash proceeds of $54.4 million from the exercise of stock options and employee stock purchases when compared to the prior year.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

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

Capital Structure

Stock Repurchase Program

Our Board of Directors has previously authorized us to repurchase up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under a stock repurchase program. After giving effect to realized exercise proceeds and tax benefits from the exercise of employee stock options, our total authority under our stock repurchase program is estimated at $687 million. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of December 31, 2005, we had repurchased an aggregate of 19,978,655 shares of our common stock under our stock repurchase program at an average price of $26.86 for aggregate consideration of approximately $537 million. The remaining authorization under our stock repurchase program as of December 31, 2005 was $150 million after taking into account exercise proceeds and tax benefits from the exercise of employee stock options. We used net free cash available to the parent company to fund the share repurchases. As a result of the Moody’s downgrade in September 2004 and S&P’s downgrade in November 2004 with respect to our senior unsecured debt rating, we have currently discontinued our repurchases of common stock under our stock repurchase program. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future ratings action taken by Moody’s or S&P on our senior unsecured debt rating. See Note 6 to our consolidated financial statements for additional information regarding the Moody’s and S&P downgrades. Our stock repurchase program does not have an expiration date. As of December 31, 2005, we have not terminated any repurchase program prior to its expiration date.

Senior Notes

Our Senior Notes consist of $400 million in aggregate principal amount of 8.375% senior notes due 2011. The Senior Notes were issued pursuant to an indenture dated as of April 12, 2001. The interest rate payable on our Senior Notes is subject to adjustment from time to time if either Moody’s or S&P downgrades the rating ascribed to the Senior Notes below investment grade (as defined in the indenture governing the Senior Notes). On September 8, 2004, Moody’s announced that it had downgraded our senior unsecured debt rating from Baa3 to Ba1, which triggered an adjustment to the interest rate payable by us on our Senior Notes. As a result of the Moody’s downgrade, effective September 8, 2004, the interest rate on the Senior Notes increased from the original rate of 8.375% per annum to an adjusted rate of 9.875% per annum, resulting in an increase in our interest expense of $6 million on an annual basis. On November 2, 2004, S&P announced that it had downgraded our senior unsecured debt rating from BBB- to BB+, and on March 1, 2005, S&P further downgraded our senior unsecured debt rating from BB+ to BB. On May 16, 2005, Moody’s further downgraded our senior unsecured debt rating from Ba1 to Ba2. The adjusted interest rate of 9.875% per annum will remain in effect for so long as the Moody’s rating on our senior unsecured debt remains below Baa3 (or the equivalent) or the S&P rating on our senior unsecured debt remains below BBB- (or the equivalent). During any period in which the Moody’s rating on our senior unsecured debt is Baa3 (or the equivalent) or higher and the S&P rating on our senior unsecured debt is BBB- (or the equivalent) or higher, the interest rate payable on the Senior Notes will be equal to the original rate of 8.375% per annum. Semi-annual interest is payable on April 15 and October 15 of each year.

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

On February 20, 2004, we entered into Swap Contracts to hedge against interest rate risk associated with our fixed rate Senior Notes. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the Swap Contracts.

In an effort to lower our interest expense on the Senior Notes, we are currently considering our financing alternatives, including refinancing or repurchasing our Senior Notes. Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing, are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. See “Item 1A. Risk Factors—We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect our operations.”

Senior Credit Facility

We have a $700 million senior credit facility under a five-year revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and the other lenders party thereto. As of December 31, 2005, no amounts were outstanding under our senior credit facility and our maximum commitment level under our senior credit facility was $700 million.

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

We can obtain letters of credit in an aggregate amount of $200 million under our senior credit facility, which reduces the maximum amount available for borrowing under our senior credit facility. As of December 31, 2005, we had an aggregate of $102.9 million in letters of credit issued pursuant to the senior credit facility primarily to secure surety bonds issued in connection with litigation (see “—Contractual Obligations” below). In addition, we secured a letter of credit effective January 1, 2006 in the amount of $10.0 million to cover risk of insolvency for the State of Arizona. No amounts have been drawn on any of these letters of credit. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the senior credit facility was $587.1 million as of January 1, 2006.

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

On March 1, 2005, we entered into an amendment to our senior credit facility. The amendment, among other things, amends the definition of Consolidated EBITDA to exclude up to $375 million relating to cash and non-cash, non-recurring charges in connection with litigation and provider settlement payments, any increase in medical claims reserves and any premiums relating to the repayment or refinancing of our Senior Notes to the extent such charges cause a corresponding reduction in Consolidated Net Worth (as defined in the senior credit facility). Such exclusion from the calculation of the Consolidated EBITDA was applicable to the five fiscal quarter periods commencing with the fiscal quarter ended December 31, 2004 and ending with the fiscal quarter ended December 31, 2005.

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

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of December 31, 2005, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners (NAIC). The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which generally represents the minimum amount of net worth believed to be required to support the regulated entity’s business. Although RBC standards are not yet applicable to all of our regulated subsidiaries, for states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital against 300% of ACL. At December 31, 2005, we had sufficient capital to exceed this level. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash or other assets to the parent company.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. Health Net, Inc. elected to contribute $140.4 million in cash and $33.1 million in property to certain of its subsidiaries during the year ended December 31, 2005 to further strengthen such subsidiaries’ RBC. Except for the $140.4 million and $33.1 million in capital contributions, our parent company did not make any capital contributions to its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations during the year ended December 31, 2005 or thereafter through the date of the filing of this Annual Report on Form 10-K.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2005 and their impact on our cash flows and liquidity are summarized below for the years ending December 31:

	Total	2006	2007	2008	2009	2010	Thereafter
	(Dollars in Millions)
Long-term debt	$630.0	$41.8	$41.5	$41.6	$42.0	$42.0	$421.1
Operating leases	371.9	67.5	64.3	85.8	38.2	32.3	83.8
Other purchase obligations	34.5	25.4	3.6	2.7	2.3	0.5	—
Deferred compensation	39.5	5.4	2.7	2.4	2.4	2.2	24.4
Estimated future payments for pension and other benefits	22.8	1.4	1.4	1.5	1.7	1.8	15.0	(a)

(a)	Represents estimated future payments from 2011 through 2015.

Operating Leases

We lease office space under various operating leases. Certain leases are cancelable with substantial penalties. See “Item 2. Properties” for additional information regarding our leases.

On June 30, 2005, we entered into the Lease Agreement in connection with the Sale-Leaseback Transaction. See “—Liquidity and Capital Resources—Liquidity—Investing Activities” for additional information regarding the Lease Agreement.

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

We have excluded from such table amounts already recorded in our current liabilities on our consolidated balance sheet as of December 31, 2005. We have also excluded from such table various contracts we have entered into with our health care providers, health care facilities, the federal government and other contracts that we have entered into for the purpose of providing health care services. We have excluded those contracts that allow for cancellation without significant penalty, obligations that are contingent upon achieving certain goals and contracts for goods and services that are fulfilled by vendors within a short time horizon and within the normal course of business.

The future contractual obligations in the contractual obligations table are estimated based on information currently available. The timing of and the actual payment amounts may differ based on actual events.

Surety Bonds

In order to secure judgment pending our appeal in the AmCareco litigation, we obtained surety bonds totaling $114.7 million, which are further secured by letters of credit in the amounts of $90.1 million issued in December 2005. See Notes 6 and 12 to the consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

Critical Accounting Estimates

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

Reserves for claims and other settlements and health care and other costs payable under government contracts include reserves for claims (incurred but not reported claims (IBNR) and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our two reporting segments, Health Plan Services and Government Contracts. As of December 31, 2005, Health Plan Services reserves for claims comprised approximately 74% of reserves for claims and other settlements. See Note 16 to our accompanying consolidated financial statements for a reconciliation of changes in the reserve for claims.

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

Completion Factor (a) Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ (46.4) million
1%	$ (23.7) million
(1)%	$ 24.6 million
(2)%	$ 50.1 million

Medical Cost Trend (b) Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 22.7 million
1%	$ 11.4 million
(1)%	$ (11.4) million
(2)%	$ (22.7) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

Other relevant factors include exceptional situations that might require judgmental adjustments in setting the reserves for claims, such as system conversions, processing interruptions or changes, environmental changes or other factors. In California, there were significant improvements in the claims processing that had a material impact upon the reserve levels as of December 31, 2005. None of the other factors had a material impact on the development of our claims payable estimates during any of the periods presented in this Annual Report on Form 10-K. All of these factors are used in estimating reserves for claims and are important to our reserve methodology in trending the claims per member per month for purposes of estimating the reserves for the most recent months. In developing its best estimate of reserves for claims, we consistently apply the principles and methodology listed above from year to year, while also giving due consideration to the potential variability of these factors. Because reserves for claims includes various actuarially developed estimates, our actual health care services expense may be more or less than our previously developed estimates. Claims processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed, with any adjustments reflected in current operations.

HN of California, our California HMO, generally contracts with various medical groups to provide professional care to certain of its members on a capitated, or fixed per member per month fee basis. Capitation contracts generally include a provision for stop-loss and non-capitated services for which we are liable. Professional capitated contracts also generally contain provisions for shared risk. We have risk-sharing arrangements with certain of our providers related to approximately 1,150,000 members, primarily in the California commercial market. Shared-risk arrangements provide for us to share with our providers the variance between actual costs and predetermined goals. Our health plans in Connecticut, New Jersey and New York market to small employer groups through a marketing agreement with The Guardian. We have approximately 206,000 members under this agreement. In general, we share equally with The Guardian in the profits of the marketing agreement, subject to certain terms of the marketing agreement related to expenses.

Our HMOs in other states also contract with hospitals, physicians and other providers of health care, pursuant to discounted fee-for-service arrangements, hospital per diems, and case rates under which providers bill the HMOs for each individual service provided to enrollees. Additionally, we contract with certain hospitals to provide hospital care to enrolled members on a capitation basis.

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Significant factors that can lead to a change in our profitability estimates include margin assumptions, risk share terms and non-performance of a provider under a capitated agreement resulting in membership reverting to fee-for-service arrangements with other providers. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the losses are determined and are classified as Health Plan Services. We held a premium deficiency reserve of $0.3 million as of December 31, 2005.

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

Under our new TRICARE contract for the North Region we recognize amounts receivable and payable under the government contracts related to estimated health care IBNR expenses which are reported separately on the accompanying consolidated balance sheet as of December 31, 2005. These amounts are the same since all of the estimated health care IBNR expenses incurred are offset by an equal amount of revenues earned.

Health care costs and associated revenues are recognized as the costs are incurred and the associated revenue is earned. Revenue related to administrative services is recognized as the services are provided and earned.

Other government contracts revenues are recognized in the month in which the eligible beneficiaries are entitled to health care services or in the month in which the administrative services are performed or the period that coverage for services is provided. Revenue under the expired former Region 11, Region 6 and Regions 9, 10 and 12 contracts was subject to price adjustments attributable to inflation and other factors. The effects of these adjustments were recognized on a monthly basis, with the final determination of these amounts occurring in 2005.

Some of the amounts receivable under government contracts are comprised primarily of price adjustments and change orders for services not originally specified in the contracts. Change orders arise because the government often directs us to implement changes to our contracts before the scope and/or value is defined or negotiated. We start to incur costs immediately, before we have proposed a price to the government. In these situations, we make no attempt to estimate and record revenue. Our policy is to collect and defer the costs incurred. Once we have submitted a cost proposal to the government, we will record the costs and the appropriate value for revenue, using our best estimate of what will ultimately be negotiated.

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

Goodwill

We test goodwill for impairment annually based on the estimated fair value of our Health Plan Services reportable segment. We test for impairment on a more frequent basis in cases where events and changes in circumstances would indicate that we might not recover the carrying value of goodwill. Our measurement of fair value is based on utilization of both the income and market approaches to fair value determination. As a part of assessing impairments of goodwill and other intangible assets, we perform fair value measurements using different methodologies. The income approach is based on a discounted cash flow methodology. The discounted cash flow methodology is based upon converting expected cash flows to present value. Annual cash flows are estimated for each year of a defined multi-year period until the growth pattern becomes stable. The expected interim cash flows expected after the growth pattern becomes stable are calculated using an appropriate capitalization technique and then discounted. The market approach uses a market valuation methodology which includes the selection of companies engaged in a line (or lines) of business similar to ours to be valued and an analysis of our comparative operating results and future prospects in relation to those of the guideline companies selected. The market price multiples are selected and applied to us based on our relative performance, future prospects and risk profiles in comparison to those of the guideline companies. Methodologies for selecting guideline companies include the exchange methodology and the acquisition methodology. The exchange methodology is based upon transactions of minority-interests in publicly traded companies engaged in a line (or lines) of business similar to ours. The public companies selected are defined as guideline companies. The acquisition methodology involved analyzing the transaction involving similar companies that have been bought and sold in the public marketplace. There are numerous assumptions and estimates underlying the determination of the estimated fair value of our reporting units, including certain assumptions and estimates related to future earnings based on current and future plans and initiatives. If these planned initiatives do not accomplish their targeted objectives, the assumptions and estimates underlying the goodwill impairment tests could be adversely affected and have a material effect upon our financial condition, results of operations or liquidity.

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

Income Taxes

We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities (see Note 10 to the consolidated financial statements). The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We establish a valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” We continually review the adequacy of the valuation allowance and recognize the benefits from our deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized.

We file tax returns in many tax jurisdictions and, often, application of tax rules within the various jurisdictions is subject to differing interpretation. Despite our belief that our tax return positions are fully supportable, we believe that it is probable certain positions will be challenged by taxing authorities, and we may not prevail on the positions as filed. Accordingly, we maintain a reserve for the estimated amount of contingent tax challenges by taxing authorities upon examination, in accordance with SFAS No. 5, “Accounting for Contingencies.” The reserve is comprised of amounts for specific issues arising in periods subject to examination, and amounts are released from the reserve upon closure of such examinations or upon closure of the statute of limitations for assessment. The estimates of contingent tax costs comprising the reserve balance have been developed after careful analysis of the applicable statutory authority and court case precedent. As such, we believe that the reserve reflects the probable outcome of contingent tax challenges and that the probability of material assessments above the reserve balance is remote. The reserve is included in accounts payable and other liabilities in our consolidated balance sheets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate and market risk primarily due to our investing and borrowing activities. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates, credit profiles and in equity prices. Interest rate risk is a consequence of maintaining variable interest rate earning investments and fixed rate liabilities or fixed income investments and variable rate liabilities. We are exposed to interest rate risks arising from changes in the level or volatility of interest rates, prepayment speeds and/or the shape and slope of the yield curve. In addition, we are exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception may affect the value of financial instruments.

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

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2005. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $11.9 million as of December 31, 2005.

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

The interest rate on borrowings under our senior credit facility, of which there were none as of December 31, 2005, is subject to change because of the varying interest rates that apply to borrowings under the senior credit facility. For additional information regarding our senior credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.” Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.

The fair value of our fixed rate borrowing as of December 31, 2005 was approximately $464 million, which was based on mark-to-market quotations from a third-party provider. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of December 31, 2005. These cash outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of December 31, 2005 prior to entering into the Swap Contracts.

	2006	2007	2008	2009	2010	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowing:
Principal	$—	$—	$—	$—	$—	$400.0	$400.0
Interest	39.5	39.5	39.5	39.5	39.5	19.8	217.3
Valuation of interest rate swap contracts (a)	2.3	2.0	2.1	2.5	2.5	1.3	12.7

Cash outflow on fixed-rate borrowing	$41.8	$41.5	$41.6	$42.0	$42.0	$421.1	$630.0

(a)	Expected cash outflow from Swap Contracts as of the most recent practicable date of January 26, 2006 is $2.4 million, $2.3 million, $2.4 million, $2.7 million, $3.0 million and $1.5 million for 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Health Net, Inc.

Woodland Hills, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Health Net, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated February 9, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/     DELOITTE & TOUCHE LLP

Los Angeles, California

February 9, 2006

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item as to (1) directors and executive officers of the Company and (2) compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2005, under the captions “Director Nominees,” “Information Concerning Current Members of the Board of Directors and Nominees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference and made a part hereof.

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

Item 11. Executive Compensation.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2005, under the captions “Executive Compensation and Other Information” and “Directors’ Compensation For 2005.” Such information is incorporated herein by reference and made a part hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2005, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.” Such information is incorporated herein by reference and made a part hereof.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2005, under the caption “Certain Relationships and Related Party Transactions.” Such information is incorporated herein by reference and made a part hereof.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2005, under the caption “Principal Accountant Fees and Services.” Such information is incorporated herein by reference and made a part hereof.

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

3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated October 1, 1996, by and among Health Systems International, Inc., FH Acquisition Corp. and Foundation Health Corporation (filed as Exhibit 2.5 to the Company’s Registration Statement on Form S-4 (File No. 333-19273) on January 6, 1997 and incorporated herein by reference).

3.1	Sixth Amended and Restated Certificate of Incorporation of Health Net, Inc. (filed as Exhibit 6 to the Company’s Form 8-A/A filed with the Commission on July 26, 2004 and incorporated herein by reference).

3.2	Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.3	Amendment Number One to Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2005 (File No. 1-12718) and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 8 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 3) (File No. 1-12718) on July 26, 2004 and incorporated herein by reference).

4.2	Rights Agreement dated as of June 1, 1996 by and between Heath Systems International, Inc. and Harris Trust and Savings Bank, as Rights Agent (filed as Exhibit 99.1 to the Company’s Registration Statement on Form 8-A (File No. 1-12718) on July 16, 1996 and incorporated herein by reference).

4.3	Amendment, dated as of October 1, 1996, to the Rights Agreement, by and between Health Systems International, Inc. and Harris Trust and Savings Bank (filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 1) (File No. 1-12718) on May 9, 2001 and incorporated herein by reference).

4.4	Second Amendment to Rights Agreement, dated as of May 3, 2001, by and among Health Net, Inc., Harris Trust and Savings Bank and Computershare Investor Services, L.L.C. (filed as Exhibit 3 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 1) (File No. 1-12718) on May 9, 2001 and incorporated herein by reference).

4.5	Third Amendment to Rights Agreement, dated as of May 14, 2004, by and among Health Net, Inc. and Computershare Investor Services, L.L.C. (filed as Exhibit 4 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 2) (File No. 1-12718) on May 20, 2004 and incorporated herein by reference).

4.6	Fourth Amendment to Rights Agreement, dated as of July 26, 2004 by and among Health Net, Inc., Computershare Investor Services, L.L.C. and Wells Fargo Bank, N.A. (filed as Exhibit 5 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 3) (File No. 1-12718 on July 26, 2004 and incorporated herein by reference).

4.7	Indenture dated as of April 12, 2001 by and between Health Net, Inc. and U.S. Bank Trust National Association, as Trustee (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-12718) and incorporated herein by reference.)

*10.1	Employment Letter Agreement between Foundation Health Systems, Inc. and Karin D. Mayhew dated January 22, 1999 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-12718) and incorporated herein by reference).

*10.2	Letter Agreement dated June 25, 1998 between B. Curtis Westen and Foundation Health Systems, Inc. (filed as Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.3	Amended Letter Agreement between Foundation Health Systems, Inc. and Jay M. Gellert dated as of August 22, 1997 (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.4	Letter Agreement between Foundation Health Systems, Inc. and Jay M. Gellert dated as of March 2, 2000 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.5	Letter Agreement between Health Net, Inc. and Jay M. Gellert dated as of October 13, 2002 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.6	Waiver and Release of Claims between Health Net, Inc. and Marvin P. Rich dated as of July 12, 2005 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.7	Employment Letter Agreement dated as of August 26, 2004 between Health Net, Inc. and Anthony S. Piszel (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

†*10.8	Employment Agreement dated January 30, 2006 between James Woys and Health Net, Inc., a copy of which is filed herewith.

*10.9	Employment Letter Agreement between Health Net, Inc. and Jeffrey M. Folick dated May 22, 2002 (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.10	Amended Employment Letter Agreement between Health Net, Inc. and Jeffrey M. Folick dated as of July 2, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file No. 1-12718) and incorporated herein by reference).

*10.11	Amended Employment Letter Agreement between Health Net, Inc. and Jeffrey M. Folick dated as of January 28, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2005 (file No. 1-12718) and incorporated herein by reference).

*10.12	Amended Employment Letter Agreement dated as of October 10, 2005 between Health Net, Inc. and Jeffrey Folick (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.13	Employment Letter Agreement between Health Net, Inc. and Stephen Lynch dated as of January 19, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2005 (file No. 1-12718) and incorporated herein by reference).

†*10.14	Amendment to the Employment Letter Agreement between Health Net, Inc. and Stephen Lynch dated as of January 4, 2006, a copy of which is filed herewith.

*10.15	Employment Letter Agreement between Health Net, Inc. and Steven H. Nelson dated as of June 16, 2004 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.16	Amendment to the Employment Letter Agreement between Health Net, Inc. and Steven H. Nelson dated as of December 16, 2004 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.17	Second Amendment to the Employment Letter Agreement between Health Net, Inc. and Steven H. Nelson dated as of July 20, 2005 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.18	Employment Letter Agreement between Health Net, Inc. and David Olson dated as of May 18, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2005) (File No. 1-12718) and incorporated herein by reference).

†*10.19	Executive Officer Incentive Plan Performance Goals, a copy of which is filed herewith.

*10.20	Certain Compensation Arrangements With Respect to the Company’s Non-Employee Directors, as amended and restated on July 12, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 14, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.21	Form of Severance Payment Agreement dated December 4, 1998 by and between Foundation Health Systems, Inc. and various of its executive officers (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 1, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.22	Form of Agreement amending Severance Payment Agreement by and between Health Net, Inc. and various of its executive officers (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

†*10.23	Form of Nonqualified Stock Option Agreement utilized for Tier 1, 2 and 3 officers of Health Net, Inc., as amended and restated on December 21, 2005, a copy of which is filed herewith.

*10.24	Form of Restricted Stock Agreement utilized by Health Net, Inc. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.25	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

†*10.26	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Amended and Restated 1998 Stock Option Plan, as amended and restated on December 21, 2005, a copy of which is filed herewith.

*10.27	Health Net, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2004 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.28	Health Net, Inc. Deferred Compensation Plan for Directors effective January 1, 2004 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.29	Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.30	Amendment Number One to the Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement between Health Net, Inc. and Union Bank of California, adopted January 1, 2001 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.31	Foundation Health Systems, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.32	Amendment to Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.33	Foundation Health Systems, Inc. 1997 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.34	Amendment to 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.35	Second Amendment to 1997 Stock Option Plan (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.36	Foundation Health Systems Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 16, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.37	Health Net, Inc. 2002 Stock Option Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.38	Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.39	Health Net, Inc. 2006 Executive Officer Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.40	Amendment One to the Health Net, Inc. 2006 Executive Officer Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.41	Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33- 86524) on November 18, 1994 and incorporated herein by reference).

*10.42	Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.43	Health Net, Inc. Employee Stock Purchase Plan (as amended and restated as of January 1, 2002) (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

*10.44	Amendment Number One to the Health Net, Inc. Employee Stock Purchase Plan (as amended and restated as of January 1, 2002), adopted March 4, 2005 (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.45	Foundation Health Systems, Inc. Executive Officer Incentive Plan (filed as Annex A to the Company’s definitive proxy statement on March 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.46	Health Net, Inc. Management Incentive Plan adopted December 2004 (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.47	Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.48	Amendments through December 31, 2002 made to the Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.49	Amendment Number Four to the Health Net, Inc. 401(k) Savings Plan adopted August 19, 2004 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.50	Amendment Number Five to the Health Net, Inc. 401(k) Savings Plan adopted March 4, 2005 (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

†*10.51	Amendment Number Six to the Health Net, Inc. 401(k) Savings Plan adopted December 21, 2005, a copy of which is filed herewith.

*10.52	Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.53	Amendment Number One to Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of August 1, 2004 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.54	1990 Stock Option Plan of Foundation Health Corporation (as amended and restated effective August 15, 1996) (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.55	Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.56	Amendment Number One Through Three to the Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.57	Foundation Health Corporation Executive Retiree Medical Plan (as amended and restated effective April 25, 1995) (filed as Exhibit 10.101 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

10.58	Five-Year Credit Agreement dated as of June 30, 2004 among the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

10.59	First Amendment to Five-Year Credit Agreement dated as of March 1, 2005 among the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2005 (File No. 1-12718) and incorporated herein by reference).

10.60	Second Amendment to Five-Year Credit Agreement dated as of August 8, 2005 among the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer and the other lenders party thereto (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-12718) and incorporated herein by reference.)

*10.61	Form of Amended and Restated Indemnification Agreement for directors and executive officers of Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004 (File No. 1-12718) and incorporated herein by reference).

10.62	First Amendment to Office Lease, dated May 14, 2001, between Health Net (a California corporation) and LNR Warner Center, LLC (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

10.63	Lease Agreements dated as of March 5, 2001 by and between Health Net, Inc. and Landhold, Inc. (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.64	Office Lease Agreement dated as of December 22, 2003 by and between Health Net, Inc. and Douglas Emmett Realty Fund 2000 L.P. (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.65	Office Lease dated September 20, 2000 by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

†10.66	Second Amendment to Office Lease Agreement dated June 14, 2004 by and between Health Net of Connecticut, Inc. and Beard Sawmill, LLC, a copy of which is filed herewith.

†10.67	First Amendment to Office Lease Agreement dated December 23, 2002 by and between Health Net of Connecticut, Inc. and Beard Sawmill, LLC, a copy of which is filed herewith.

†10.68	Office Lease Agreement dated August 18, 2000 by and between Physicians Health Services of Connecticut, Inc. (predecessor to Health Net of Connecticut, Inc.) and Beard Sawmill, LLC, a copy of which is filed herewith.

10.69	Purchase and Sale Agreement dated as of April 7, 2003 by and between SafeGuard Health Enterprises, Inc. and Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.70	Assumption and Indemnity Reinsurance Agreement dated as of April 7, 2003 by and among Health Net Life Insurance Company and SafeHealth Life Insurance Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.71	Network Access Agreement dated as of April 7, 2003 by and among Health Net Life Insurance Company and SafeHealth Life Insurance Company (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.72	Stock Purchase Agreement dated as of September 2, 2003 by and between Health Net, Inc. and First Health Group Corp. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-12718) and incorporated herein by reference).

10.73	Amendment No. 1 to Stock Purchase Agreement dated as of September 2, 2003 by and between Health Net, Inc. and First Health Group Corp. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-12718) and incorporated herein by reference).

†11	Statement relative to computation of per share earnings of the Company (included in Note 2 to the consolidated financial statements included as part of this Annual Report on Form 10-K).

†21	Subsidiaries of Health Net, Inc., a copy of which is filed herewith.

†23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, a copy of which is filed herewith.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.
†	A copy of the exhibit is being filed with this Annual Report on Form 10-K.

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

Signature	Title	Date

/s/ JAY M. GELLERT Jay M. Gellert	President and Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2006

/s/ ANTHONY S. PISZEL Anthony S. Piszel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2006

/s/ MAURICE S. HEBERT Maurice Hebert	Corporate Controller (Principal Accounting Officer)	February 9, 2006

/s/ THEODORE F. CRAVER, JR. Theodore F. Craver, Jr.	Director	February 9, 2006

/s/ THOMAS T. FARLEY Thomas T. Farley	Director	February 9, 2006

/s/ GALE S. FITZGERALD Gale S. Fitzgerald	Director	February 9, 2006

/s/ PATRICK FOLEY Patrick Foley	Director	February 9, 2006

/s/ ROGER F. GREAVES Roger F. Greaves	Director	February 9, 2006

/s/ BRUCE G. WILLISON Bruce G. Willison	Director	February 9, 2006

/s/ FREDERICK C. YEAGER Frederick C. Yeager	Director	February 9, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health Net, Inc.

Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Health Net, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at page F-1. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Health Net, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

February 9, 2006

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues
Health plan services premiums	$9,553,525	$9,560,244	$9,093,219
Government contracts	2,307,483	2,021,871	1,865,773
Net investment income	72,751	58,147	59,332
Other income	6,774	6,131	46,378

Total revenues	11,940,533	11,646,393	11,064,702

Expenses
Health plan services	8,013,017	8,413,638	7,516,838
Government contracts	2,211,253	1,927,598	1,789,523
General and administrative	956,840	888,480	912,531
Selling	221,555	240,117	233,519
Depreciation and amortization	33,694	44,288	58,677
Interest	44,631	33,133	39,135
Litigation, severance and related benefits and asset impairments	83,279	32,893	16,409
Net gain on sales of businesses and properties	—	(1,170)	(18,901)

Total expenses	11,564,269	11,578,977	10,547,731

Income from continuing operations before income taxes	376,264	67,416	516,971
Income tax provision	146,479	24,812	193,891

Income from continuing operations	229,785	42,604	323,080
Discontinued operations: Loss on settlement from disposition, net of tax	—	—	(89,050)

Net income	$229,785	$42,604	$234,030

Net income per share—basic:
Income from continuing operations	$2.03	$0.38	$2.79
Loss on settlement from disposition of discontinued operations, net of tax	—	—	(0.77)

Net income per share—basic	$2.03	$0.38	$2.02

Net income per share—diluted:
Income from continuing operations	$1.99	$0.38	$2.73
Loss on settlement from disposition of discontinued operations, net of tax	—	—	(0.75)

Net income per share—diluted	$1.99	$0.38	$1.98

Weighted average shares outstanding:
Basic	112,918	111,859	115,999
Diluted	115,641	113,038	118,278

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$742,485	$722,102
Investments—available for sale (amortized cost: 2005—$1,385,268, 2004—$1,064,500)	1,363,818	1,060,000
Premiums receivable, net of allowance for doubtful accounts (2005—$7,204, 2004—$9,016)	132,019	118,521
Amounts receivable under government contracts	122,796	129,483
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	265,517	173,951
Other receivables	79,572	92,435
Deferred taxes	93,899	98,659
Other assets	111,512	97,163

Total current assets	2,911,618	2,492,314
Property and equipment, net	125,773	184,643
Goodwill, net	723,595	723,595
Other intangible assets, net	18,409	21,855
Deferred taxes	31,060	23,737
Other noncurrent assets	130,267	207,050

Total Assets	$3,940,722	$3,653,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,040,171	$1,169,297
Health care and other costs payable under government contracts	62,536	119,219
IBNR health care costs payable under TRICARE North contract	265,517	173,951
Unearned premiums	106,586	139,766
Accounts payable and other liabilities	364,266	258,923

Total current liabilities	1,839,076	1,861,156
Senior notes payable	387,954	397,760
Other noncurrent liabilities	124,617	121,398

Total Liabilities	2,351,647	2,380,314

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2005—137,898 shares; 2004—134,450 shares)	137	134
Restricted common stock	6,883	7,188
Unearned compensation	(2,137)	(4,110)
Additional paid-in capital	906,789	811,292
Treasury common stock, at cost (2005—23,182 shares; 2004—23,173 shares)	(633,375)	(632,926)
Retained earnings	1,324,165	1,094,380
Accumulated other comprehensive loss	(13,387)	(3,078)

Total Stockholders’ Equity	1,589,075	1,272,880

Total Liabilities and Stockholders’ Equity	$3,940,722	$3,653,194

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Restricted Common Stock	Unearned Compensation	Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount				Shares	Amount
Balance as of January 1, 2003	130,506	$131	$1,913	$(1,441)	$730,495	(9,864)	$(259,513)	$817,746	$11,085	$1,300,416
Comprehensive income:
Net income								234,030		234,030
Minimum pension liability adjustment									(469)	(469)
Change in unrealized appreciation on investments, net of tax benefit of $6,852									(10,347)	(10,347)

Total comprehensive income										223,214

Exercise of stock options including related tax benefit	2,687	2			57,130					57,132
Repurchases of common stock						(10,130)	(289,589)			(289,589)
Issuance of restricted stock	190		4,661	(4,661)						—
Amortization of restricted stock grants				2,107						2,107
Lapse of restrictions of restricted stock grants			(689)		689					—
Employee stock purchase plan	38				945					945

Balance as of December 31, 2003	133,421	133	5,885	(3,995)	789,259	(19,994)	(549,102)	1,051,776	269	1,294,225
Comprehensive income:
Net income								42,604		42,604
Minimum pension liability adjustment									66	66
Change in unrealized appreciation on investments, net of tax benefit of $2,217									(3,413)	(3,413)

Total comprehensive income										39,257

Exercise of stock options including related tax benefit	897	1			20,178					20,179
Repurchases of common stock						(3,179)	(83,824)			(83,824)
Issuance of restricted stock	96		2,388	(2,388)						—
Forfeiture of restricted stock	(15)		(374)	374						—
Amortization of restricted stock grants				1,899						1,899
Lapse of restrictions of restricted stock grants			(711)		711					—
Employee stock purchase plan	51				1,144					1,144

Balance as of December 31, 2004	134,450	134	7,188	(4,110)	811,292	(23,173)	(632,926)	1,094,380	(3,078)	1,272,880
Comprehensive income:
Net income								229,785		229,785
Minimum pension liability adjustment									32	32
Change in unrealized depreciation on investments, net of tax benefit of $6,609									(10,341)	(10,341)

Total comprehensive income										219,476

Exercise of stock options including related tax benefit	3,411	3			94,106					94,109
Repurchases of common stock						(9)	(449)			(449)
Issuance of restricted stock	30		869	(869)						—
Forfeiture of restricted stock	(13)		(345)	345						—
Amortization of restricted stock grants				2,497						2,497
Lapse of restrictions of restricted stock grants			(829)		829					—
Employee stock purchase plan	20				562					562

Balance as of December 31, 2005	137,898	$137	$6,883	$(2,137)	$906,789	(23,182)	$(633,375)	$1,324,165	$(13,387)	$1,589,075

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$229,785	$42,604	$234,030
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	33,694	44,288	58,677
Asset impairments	—	5,916	16,409
Net (gain) on sales of businesses and properties	—	(1,170)	(18,901)
Tax benefit on stock options and restricted stock	21,253	2,464	15,694
Other changes	12,550	3,969	5,138
Changes in assets and liabilities, net of effects of dispositions:
Premiums receivable and unearned premiums	(46,678)	(18,402)	20,163
Other current assets, receivables and noncurrent assets	2,356	(86,499)	35,915
Amounts receivable/payable under government contracts	(49,996)	(175,345)	23,596
Reserves for claims and other settlements	(129,126)	143,012	2,737
Accounts payable and other liabilities	117,556	(15,749)	(13,686)

Net cash provided by (used in) operating activities	191,394	(54,912)	379,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	399,958	282,524	294,976
Maturities of investments	113,682	274,250	572,245
Purchases of investments	(833,593)	(498,355)	(977,266)
Sales of property and equipment	79,845	9,670	37
Purchases of property and equipment	(48,846)	(47,616)	(54,952)
Cash received from the sale of businesses and properties	1,949	11,112	90,316
Sales (Purchases) of restricted investments and other	42,959	(45,827)	(30,878)

Net cash used in investing activities	(244,046)	(14,242)	(105,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	73,484	19,091	42,330
Proceeds from issuance of notes payable and other financing arrangements	—	—	5,680
Repurchases of common stock	(449)	(88,706)	(288,318)
Repayment of debt and other noncurrent liabilities	—	—	(5,864)

Net cash provided by (used in) financing activities	73,035	(69,615)	(246,172)

Net increase (decrease) in cash and cash equivalents	20,383	(138,769)	28,078
Cash and cash equivalents, beginning of year	722,102	860,871	832,793

Cash and cash equivalents, end of year	742,485	$722,102	$860,871

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$41,120	$30,722	$36,296
Income taxes paid	96,324	110,316	126,709
Securities reinvested from restricted available for sale investments to restricted cash	11,985	35,747	82,676
Securities reinvested from restricted cash to restricted available for sale investments	19,283	75,992	58,672

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock	$869	$2,388	$4,661
Notes received on sale of businesses	—	3,000	—

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Health Net, Inc. (referred to herein as the Company, we, us, our or HNT) is an integrated managed care organization that delivers managed health care services. We are among the nation’s largest publicly traded managed health care companies. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (HMOs), insured preferred provider organizations (PPOs) and point of service (POS) plans to approximately 6.3 million individuals in 27 states and the District of Columbia through group, individual, Medicare, Medicaid and TRICARE programs. Our subsidiaries also offer managed health care products related to behavioral health and prescription drugs. We also own health and life insurance companies licensed to sell exclusive provider organization (EPO), PPO, POS and indemnity products, as well as auxiliary non-health products such as life and accidental death and dismemberment, dental, vision, behavioral health and disability insurance in 46 states and the District of Columbia.

We currently operate within two reportable segments: Health Plan Services and Government Contracts. Our Health Plan Services reportable segment includes the operations of our health plans in the states of Arizona, California, Connecticut, New Jersey, New York and Oregon, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries.

Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE program and other health care-related government contracts. The Government Contracts reportable segment administers a large managed care contract with the U.S. Department of Defense under the TRICARE program in the North Region. The Company administers health care programs covering approximately 3.0 million eligible individuals in the Military Health System and currently has one TRICARE contract that covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers a small portion of Tennessee, Missouri and Iowa.

Note 2—Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements and notes thereto for the years ended December 31, 2004 and 2003 have been reclassified to conform to the presentation for the year ended December 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal areas requiring the use of estimates include the determination of allowances for doubtful accounts, reserves for claims and other settlements, reserves for professional and general liabilities (including litigation and workers’ compensation reserves), amounts receivable or payable under government contracts and assumptions when determining net realizable values on long-lived assets.

Revenue Recognition

Health plan services premium revenues include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts to provide care to enrolled Medicare recipients, and revenues from behavioral health services. Revenue is recognized in the month in which the related enrollees are entitled to health care services. Premiums collected in advance are recorded as unearned premiums.

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

Other government contracts revenues are recognized in the month in which the eligible beneficiaries are entitled to health care services or in the month in which the administrative services are performed or the period that coverage for services is provided. Revenue under the expired former Region 11, Region 6 and Regions 9, 10 and 12 contracts was subject to price adjustments attributable to inflation and other factors. The effects of these adjustments were recognized on a monthly basis, with the final determination of these amounts occurring in 2005.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the loss is determined and are classified as Health Plan Services cost. We held a premium deficiency reserve of $0.3 million and $0.1 million as of December 31, 2005 and 2004, respectively.

Under the TRICARE contract for the North Region, we record amounts receivable and payable for estimated health care IBNR expenses and report such amounts separately on the accompanying consolidated balance sheet. These amounts are equal since the estimated health care IBNR expenses incurred are offset by an equal amount of revenues earned.

Share-Based Compensation Expense

We have various stock option plans which cover certain employees, officers, and non-employee directors, and we had an employee stock purchase plan under which substantially all of our full-time employees were eligible to participate (see Note 7). As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, we accounted for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, recognized no compensation cost for employee stock options. Had compensation cost for our plans been determined based on the fair value at the grant dates options and employee purchase rights consistent with the method of SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:

	2005	2004	2003
	(Dollars in millions, except per share data)
Net income, as reported	$229.8	$42.6	$234.0
Add: Share based compensation expense included in reported net income, net of related tax effects	1.5	1.2	1.3
Deduct: Total share based compensation expense determined under fair value based method for all awards subject to SFAS No. 123, net of related tax effects	(12.2)	(13.7)	(16.7)

Net income, pro forma	$219.1	$30.1	$218.6

Net income per share—basic:
As reported	$2.03	$0.38	$2.02
Pro forma	1.94	0.27	1.88
Net income per share—diluted:
As reported	1.99	0.38	1.98
Pro forma	1.90	0.27	1.85

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value for options granted during 2005, 2004 and 2003 was $9.31, $6.85 and $8.02, respectively. The fair values were estimated using the Black-Scholes option-pricing model.

The weighted average assumptions used in the fair value calculation for the following periods were:

	2005	2004	2003
Risk-free interest rate	4.29%	2.65%	2.65%
Expected option lives (in years)	3.7	3.6	3.9
Expected volatility for options	30.6%	28.6%	37.5%
Expected dividend yield	None	None	None

Since we anticipate granting additional awards in future years, the effects on net income and earnings per share in this pro forma disclosure may not be indicative of future amounts.

Restricted Stock

We have entered into restricted stock agreements with certain employees and have awarded shares of restricted common stock under these agreements. The shares issued pursuant to the agreements are subject to vesting and to restrictions, including transfers, voting rights and certain other conditions. During the years ended December 31, 2005, 2004 and 2003, we awarded 30,000, 96,000 and 190,000 shares of nonvested common stock, respectively. Upon issuance of the restricted shares pursuant to the agreements, an unamortized compensation expense equivalent to the fair market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation. This unearned compensation will be amortized over the applicable restricted periods. Compensation expense recorded for these restricted shares was $2.5 million, $1.9 million and $2.1 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Under the company’s stock option plans, employees may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted stock awards made thereunder. During the year ended December 31, 2005, we withheld 9,833 shares of common stock at the election of employees to satisfy their tax withholding obligations arising from the vesting of restricted stock awards.

We become entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Restricted shares are forfeited if the employees terminate prior to vesting. We record forfeitures of restricted stock, if any, and any compensation cost previously recognized for unvested awards is reversed in the period of forfeiture.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

Investments

Investments classified as available-for-sale are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We periodically assess our available-for-sale investments for other-than-temporary impairment. Any such other-than-temporary impairment loss is recognized as a realized loss and measured as the excess of carrying value over fair value at the time the assessment is made.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The estimated fair value amounts of cash equivalents, investments available for sale, trade accounts and notes receivable and notes payable have been determined by us using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. The fair values of investments are estimated based on quoted market prices and dealer quotes for similar investments. The carrying value of trade receivables, long-term notes receivable and nonmarketable securities approximate the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The carrying values of our senior notes payable were $388.0 million and $397.8 million and the fair values were $464 million and $481 million as of December 31, 2005 and 2004, respectively. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of December 31, 2005 and December 31, 2004, the restricted cash and cash equivalents balances totaled $5.1 million and $18.1 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $132.1 million and $124.1 million as of December 31, 2005 and 2004, respectively, and are included in investments available for sale. In connection with the expiration of our old TRICARE contracts, we had set aside $38.9 million in cash as required under those TRICARE contracts to pay the run-out claims which were included in other noncurrent assets on the accompanying consolidated balance sheets as of December 31, 2004. As of June 30, 2005, we had completed payment of the run-out claims and are no longer required to set aside cash for this purpose.

Due to the downgrade of our senior unsecured debt rating in September 2004, we were required under the Swap Contracts relating to our Senior Notes to post cash collateral for the unrealized loss position above the minimum threshold level. As of December 31, 2005 and 2004, the posted collateral was $15.8 million and $3.7 million, respectively, and was included in other noncurrent assets. See Note 6 for additional information on the downgrade of our senior unsecured debt rating.

Interest Rate Swap Contracts

We use interest rate swap contracts (Swap Contracts) as a part of our hedging strategy to manage certain exposures related to the effect of changes in interest rates on our 8.375% senior notes due 2011, of which $400 million in aggregate principal amount is outstanding (Senior Notes). The Swap Contracts are reflected at fair value in our consolidated balance sheet in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the related Senior Notes are reflected at an amount equal to the sum of their carrying value plus or minus an adjustment representing the change in fair value of the Senior Notes attributable to the interest risk being hedged. See Note 6 for additional information on our Swap Contracts and Senior Notes. We assess on an on-going basis whether our Swap Contracts used to hedge the Senior Notes are highly effective in offsetting the changes in fair value of the Senior Notes. We recognize offsetting changes in the fair value of both the Swap Contracts and the Senior Notes in the net realized gains component of net investment income.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of estimated useful lives of the various classes of assets or the lease term. The useful life for buildings and improvements is estimated at 35 to 40 years, and the useful lives for furniture, equipment and software range from three to ten years (see Note 5).

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

During the years ended December 31, 2004 and 2003, we recorded impairment charges of $3.0 million for certain information technology-related assets and $2.6 million for real estate we had owned, respectively (see Note 14). There were no asset impairment charges recorded during the year ended December 31, 2005.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise primarily as a result of various business acquisitions and consist of identifiable intangible assets acquired and the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed (goodwill). Identifiable intangible assets consist of the value of employer group contracts and provider networks.

We perform our annual impairment test on our recorded goodwill and intangible assets not subject to amortization as of June 30 or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets for each of our reporting units. As a result of our 2003 and 2004 divestitures (see Note 3), Health Plans Services is our only reporting unit with goodwill as of December 31, 2005 and 2004. The impairment test follows a two-step approach. The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary. Under the first step, goodwill is considered potentially impaired if the value of the reporting unit is less than the reporting

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unit’s carrying amount, including goodwill. Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of goodwill, as calculated. The fair value of goodwill is calculated by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit as if the reporting unit was purchased in a business combination and the purchase price was the fair value of the reporting unit. We also re-assess the useful lives of our other intangible assets to determine that they properly reflect the estimated useful lives of these assets.

Our measurement of fair value is based on utilization of both the income and market approaches to fair value determination. As a part of assessing impairments of goodwill and other intangible assets, we perform fair value measurements. The income approach is based on a discounted cash flow methodology. The discounted cash flow methodology is based upon converting expected cash flows to present value. Annual cash flows are estimated for each year of a defined multi-year period until the growth pattern becomes stable. The interim cash flows expected after the growth pattern becomes stable are calculated using an appropriate capitalization technique and then discounted. The market approach uses a market valuation methodology which includes the selection of companies engaged in a line (or lines) of business similar to the Company to be valued and an analysis of the comparative operating results and future prospects of the Company in relation to the guideline companies selected. The market price multiples are selected and applied to the Company based on the relative performance, future prospects and risk profiles of the Company in comparison to the guideline companies. Methodologies for selecting guideline companies include the exchange methodology and the acquisition methodology. The exchange methodology is based upon transactions in minority interests in publicly traded companies engaged in a line (or lines) of business similar to those of the Company. The public companies selected are defined as guideline companies. The acquisition methodology involves analyzing the transaction involving similar companies that have been bought and sold in the public marketplace.

We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2005 for our Health Plans reporting unit and also re-evaluated the useful lives of our other intangible assets. No goodwill impairment was identified in our Health Plans reporting unit. We also determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives.

The changes in the carrying amount of goodwill by reporting unit are as follows:

	Health Plan Services	Subacute	Total
	(Dollars in millions)
Balance as of January 1, 2004	$723.6	$5.9	$729.5
Goodwill written off related to sale of business unit	—	(5.9)	(5.9)

Balance as of December 31, 2004	$723.6	$—	$723.6

Balance as of December 31, 2005	$723.6	$—	$723.6

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
	(Dollars in millions)
As of December 31, 2004:
Provider networks	$40.5	$(19.7)	$20.8	4-40
Employer groups	92.9	(91.8)	1.1	11-23

	$133.4	$(111.5)	$21.9

As of December 31, 2005:
Provider networks	$40.5	$(22.5)	$18.0	4-40
Employer groups	92.9	(92.5)	0.4	11-23

	$133.4	$(115.0)	$18.4

The amortization expense was $3.4 million, $2.9 million and $2.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2006	$3.0
2007	2.6
2008	2.6
2009	1.8
2010	1.6

Insurance Programs

The Company is insured for our general and legal liability risks. The amounts in excess of the insured levels are reserved for based on claims filed and an estimate for significant claims incurred but not reported.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines which limit the amounts which may be invested with one issuer. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. Our 10 largest employer group premiums receivable balances within each of our plans accounted for 47% and 54% of our total premiums receivable as of December 31, 2005 and 2004, respectively. Our 10 largest employer group premiums within each of our plans accounted for 21%, 19% and 19% of our health plan services premiums for the years then ended December 31, 2005, 2004 and 2003, respectively.

Earnings Per Share

Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (this reflects the potential dilution that could occur if stock options were exercised and restricted stocks were vested) outstanding during the periods presented.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock equivalents arising from dilutive stock options and restricted common stock are computed using the treasury stock method; for the years ended December 31, 2005, 2004 and 2003, this amounted to 2,723,000, 1,179,000 and 2,278,000 shares, respectively which include 157,000, 110,000 and 56,000 common stock equivalents from dilutive restricted common stock, respectively.

Options to purchase an aggregate of 669,000, 8,549,000 and 1,376,000 shares of common stock were considered anti-dilutive during 2005, 2004 and 2003, respectively, and were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common stock for each respective period. These options expire through December 2015 (see Note 7).

We are authorized to repurchase our common stock under our stock repurchase program authorized by our Board of Directors (see Note 8). As a result of the ratings action taken by Moody’s Investor Services (Moody’s) in September 2004 and Standard & Poor’s Rating Service (S&P) in November 2004 with respect to our senior unsecured debt rating, we placed our stock repurchase program on hold. We did not repurchase any of our common stocks during the year ended December 31, 2005 under our stock repurchase program. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future ratings action taken by Moody’s or S&P (see Note 6).

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized appreciation (depreciation), after tax, on investments available for sale and changes in minimum pension liabilities (see Note 9). Reclassification adjustments for net (losses) gains realized, net of tax, in net income were $(2.9) million, $(4.7) million and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Taxes Based on Premiums

We provide services in certain states which require premium taxes to be paid by us based on membership or billed premiums. These taxes are paid in lieu of or in addition to state income taxes and totaled $34.4 million in 2005, $34.8 million in 2004 and $31.8 million in 2003. These amounts are recorded in general and administrative expenses on our consolidated statements of operations.

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

We file tax returns in many tax jurisdictions, and often, application of tax rules within the various jurisdictions is subject to differing interpretation. Despite our belief that our tax return positions are fully supportable, we believe that it is probable certain positions will be challenged by taxing authorities, and we may not prevail on the positions as filed. Accordingly, we maintain a reserve for the estimated amount of contingent tax challenges by taxing authorities upon examination, in accordance with SFAS No. 5, “Accounting for Contingencies.” The reserve is comprised of amounts for specific issues arising in periods subject to

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

examination, and amounts are released from the reserve upon closure of such examinations or upon closure of the statute of limitations for assessment. The estimates of contingent tax costs comprising the reserve balance have been developed after careful analysis of the applicable statutory authority and court case precedent. As such, we believe that the reserve reflects the probable outcome of contingent tax challenges and that the probability of material assessments above the reserve balance is remote. The reserve is included in accounts payable and other liabilities in our consolidated balance sheets.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123 (R)) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion 25) and amends FASB Statement No. 95, “Statement of Cash Flows” (SFAS No. 95). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $21.3 million, $2.5 million, and $15.7 million in 2005, 2004 and 2003, respectively.

SFAS No. 123(R) originally required adoption no later than July 1, 2005. In April 2005, the Securities and Exchange Commission (SEC) issued a release that amends the compliance dates for SFAS No. 123(R). Under the SEC’s new rule, we will be required to apply SFAS No. 123(R) as of January 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS No. 123 (R) using the modified-prospective method.

We expect the impact of SFAS No. 123(R) on our net income and net income per share to approximate that shown in our current pro forma disclosure relating to share based compensation expense.

In June 2005, the Emerging Issues Task Force (EITF) reached consensus on the Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” This Issue provides guidance on determination of the amortization period for leasehold improvements that are purchased subsequent to the inception of the lease. Such leasehold improvements should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals. This Issue is effective for the leasehold

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improvements acquired in the periods beginning after July 1, 2005. We do not expect the full adoption of EITF No. 05-6 to have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective in fiscal years beginning after December 31, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial statements.

Note 3—Acquisition and Divestitures

Universal Care

On January 5, 2006, we announced that we have entered into a definitive agreement to acquire certain health plan assets of Universal Care, Inc. (Universal Care), a California-based health care company. Upon closing of this acquisition, we will add approximately 20,000 Medi-Cal and Healthy Families beneficiaries in addition to approximately 700,000 Medi-Cal and Healthy Families beneficiaries that we already serve in nine California counties: Los Angeles, Fresno, Kern, Stanislaus, Riverside, Sacramento, San Bernardino, San Diego and Tulare. Further, we will have the opportunity to enroll an additional 20,000 Medi-Cal and Healthy Families beneficiaries in Orange County. In addition, upon closing, we will add approximately 5,000 Medicare Advantage beneficiaries and approximately 75,000 commercial members that have received coverage through contracts with Universal Care’s health plans. The closing of the Universal Care transaction is contingent on numerous customary closing conditions including regulatory approval by a number of California authorities, such as the Department of Managed Health Care and the Department of Health Services. We expect the transaction to close in the first half of 2006.

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

The Gem Companies were historically reported as part of our Health Plan Services reportable segment. The Gem Companies had been inactive subsidiaries and their revenues and expenses were negligible for the years ended December 31, 2005, 2004 and 2003.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective September 30, 2004, we entered into agreements (Settlement Agreements) to settle the true-up adjustments under the SPA and the Reinsurance Agreement and to recover certain legal fees and legal settlements that we had paid on behalf of the Florida Plan. In connection with the Settlement Agreements, we received $5.5 million in cash on September 30, 2004. In allocating these settlement proceeds, we recorded $5.9 million in legal fees and settlements as contra-G&A expenses in our consolidated statements of operations in 2004. We had previously recorded such legal fees and settlements as G&A expenses. We also recorded $0.4 million in additional pretax loss on sale of the Florida Plan related to the other true-up adjustments in our consolidated statements of operations in 2004. As part of the Settlement Agreements, all of our indemnification obligations under the SPA were terminated and the Florida Plan agreed to indemnify us against any current or future litigation relating to our prior ownership of the Florida Plan. In addition, effective September 30, 2004, we entered into agreements to amend the two existing notes that we received from the sale of the Florida Plan and the related corporate facility building. These amendments had no significant impact on our financial position or results of operations.

Dental and Vision Subsidiaries

On October 31, 2003, we consummated the sales of our dental and vision subsidiaries, Health Net Dental, Inc. (Health Net Dental) and Health Net Vision, Inc. (Health Net Vision) to SafeGuard Health Enterprises, Inc. (SafeGuard). In addition, we entered into an assumption reinsurance agreement to transfer the full responsibility for the stand alone dental and vision policies of Health Net Life Insurance Company to SafeHealth Life Insurance Company (SafeHealth Life). As a result of the sales, we no longer underwrite or administer stand alone dental and vision products. However, we continue to make available private label dental products through a strategic relationship with SafeGuard, and private label vision products through a strategic relationship with EyeMed Vision Care, LLC (EyeMed) to our current and prospective members. The stand alone dental products are underwritten and administered by SafeGuard companies. The stand alone vision products are underwritten by Fidelity Security Life Insurance Company and administered by EyeMed. In connection with these sales, we received approximately $14.8 million in cash. We also transferred $2.1 million in cash and $2.1 million in liabilities to SafeHealth Life under the assumption reinsurance agreement and recognized a pretax gain of $7.8 million. In the fourth quarter of 2004, we recorded a pretax $0.3 million reduction to the gain as a result of a final settlement on the sale. Our dental and vision subsidiaries had been reported as part of our Health Plan Services reportable segment.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

American VitalCare and Managed Alternative Care Subsidiaries

On March 1, 2004, we completed the sale of two subsidiaries, American VitalCare, Inc. and Managed Alternative Care, Inc., to a subsidiary of Rehabcare Group, Inc. We received a payment of approximately $11 million, subject to certain post-closing adjustments, and a $3 million subordinated promissory note for which we recorded a full reserve. We retained an interest in certain accounts receivable of the subsidiaries. As of December 31, 2004, we had fully reserved for these receivables at $5.5 million. These subsidiaries were reported as part of our Government Contracts reportable segment. We recorded a pretax gain of $1.9 million related to the sale of these subsidiaries during the three months ended March 31, 2004.

These subsidiaries had $2.3 million, $14.7 million and $11.5 million of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. These subsidiaries had $0.2 million, $3.4 million and $1.3 million of income before income taxes for the years ended December 31, 2004, 2003 and 2002, respectively. As of the date of sale, these subsidiaries had a combined total of approximately $2.3 million in net equity which we fully recovered through the sales proceeds.

Hospital Subsidiaries

In 1999, we sold our two hospital subsidiaries to Health Plus, Inc. As part of the sale, we received cash and a note for $12 million due on August 31, 2003 including any unpaid interest. Prior to August 31, 2003, we had established an $8.2 million allowance on the note. On August 31, 2003, Health Plus defaulted on the note. As a result, we increased the allowance on the note by $3.4 million and recorded it in G&A expenses in our consolidated statements of operations for the three months ended September 30, 2003. The note was fully reserved as of September 30, 2003. On June 16, 2004, we and Health Plus restructured and settled all outstanding issues relating to the note default for $4 million in cash. We recorded the $4 million settlement as a reduction in G&A expense in our consolidated statements of operations for the year ended December 31, 2004.

Pennsylvania Health Plan

Effective September 30, 2003, we withdrew our commercial health plan from the commercial market in the Commonwealth of Pennsylvania. Coverage for our members enrolled in the Federal Employee Health Benefit Plan was discontinued on January 11, 2004; however, we have maintained our network of providers in Pennsylvania to service our New Jersey members. As of December 31, 2005, we had no members enrolled in our commercial health plan in Pennsylvania. Our Pennsylvania health plan is reported as part of our Health Plan Services reportable segment.

Our Pennsylvania health plan had $0, $0.7 million and $56.6 million of total revenues and (losses) from operations before income taxes of $(0.7) million, $(3.0) million and $(8.4) million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, our Pennsylvania health plan had net equity of $4.8 million and $3.9 million, respectively. The net equity is comprised of cash, cash equivalents and investments available for sale and is required by the Pennsylvania Department of Insurance to meet minimum capital requirements until all claims have been paid or discharged.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Superior National Insurance Group

On October 22, 2003, we entered into an agreement with SNTL Litigation Trust, successor-in-interest to Superior, to settle all outstanding claims under the Superior National Insurance Group, Inc. v. Foundation Health Corporation, et. al. litigation. As part of the settlement agreement, we agreed to pay the SNTL Litigation Trust $137 million and receive a release of all of the SNTL Litigation Trust’s claims against us. We have accounted for the settlement with SNTL Litigation Trust as discontinued operations, net of tax, on our consolidated statements of operations for the year ended December 31, 2003. See Note 12 for additional information on Superior litigation.

The divestitures of our wholly-owned subsidiaries Gem Holding Corporation and Gem Insurance Company, our American VitalCare and Managed Alternative Care subsidiaries, employer services group subsidiary, and dental and vision subsidiaries during 2005, 2004 and 2003 are not presented as discontinued operations since they are collectively not material to the accompanying consolidated financial statements as of and for the years ended December 31, 2005, 2004 and 2003.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Investments

As of December 31, 2005 and 2004, the amortized cost, gross unrealized holding gains and losses, and fair value of our available-for-sale investments were as follows:

	2005
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Mortgage-backed securities	$368.1	$0.4	$(7.2)	$361.3
U.S. government and agencies	371.6	—	(8.7)	362.9
Obligations of states and other political subdivisions	462.8	1.3	(2.4)	461.7
Corporate debt securities	182.6	—	(4.9)	177.7
Other securities	0.2	—	—	0.2

	$1,385.3	$1.7	$(23.2)	$1,363.8

	2004
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Mortgage-backed securities	$379.1	$0.8	$(2.9)	$377.0
U.S. government and agencies	446.0	0.7	(2.9)	443.8
Obligations of states and other political subdivisions	34.8	0.3	(0.1)	35.0
Corporate debt securities	204.6	1.0	(1.4)	204.2

	$1,064.5	$2.8	$(7.3)	$1,060.0

As of December 31, 2005, the contractual maturities of our available-for-sale investments were as follows:

	Cost	Estimated Fair Value
	(Dollars in millions)
Due in one year or less	$94.7	$93.9
Due after one year through five years	546.3	533.7
Due after five years through ten years	224.1	222.2
Due after ten years	152.1	152.7
Mortgage-backed securities	368.1	361.3

Total available for sale	$1,385.3	$1,363.8

Proceeds from sales of investments available for sale during 2005 were $400.0 million, resulting in gross realized gains and losses of $0.5 million and $1.1 million, respectively. Proceeds from sales of investments available for sale during 2004 were $282.5 million, resulting in gross realized gains and losses of $4.6 million and $0.4 million, respectively. Proceeds from sales of investments available for sale during 2003 were $295.0 million, resulting in gross realized gains and losses of $12.4 million and $0.4 million, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows our investments’ gross unrealized losses and fair value for individual securities that have been in a continuous loss position through December 31, 2005:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Mortgage-backed	$130.8	$(2.6)	$162.1	$(4.6)	$292.9	$(7.2)
U.S. government and agencies	168.9	(3.5)	182.8	(5.3)	351.7	(8.8)
Obligation of states and other political subdivisions	276.2	(2.3)	4.2	(0.1)	280.4	(2.4)
Corporate debt	99.1	(2.3)	74.9	(2.5)	174.0	(4.8)

	$675.0	$(10.7)	$424.0	$(12.5)	$1,099.0	$(23.2)

The following table shows the number of our individual securities that have been in a continuous loss position at December 31, 2005.

	Less than 12 Months	12 Months or More	Total
Mortgage-backed	41	45	86
U.S. government and agencies	45	40	85
Obligation of states and other political subdivisions	93	2	95
Corporate debt	32	22	54

	211	109	320

The unrealized loss position for these securities is due to interest rate volatility. The above referenced investments are interest-yielding debt securities of varying maturities. The value of fixed-income securities is sensitive to fluctuations in short- and long-term interest rates, with the value decreasing as such rates increase and increasing as such rates decrease.

The investments listed above are highly rated securities. The corporate debt securities have a minimum rating of “A” or better and all other investments have a minimum rating of “AA” or better as rated by S&P and/or Moody’s. At this time, there is no indication of default on interest or principal payments.

Note 5—Property and Equipment

Property and equipment is comprised of the following as of December 31:

	2005	2004
	(Dollars in millions)
Land	$8.9	$8.9
Leasehold improvements under development	2.2	5.3
Buildings and improvements	64.7	72.2
Furniture, equipment and software	198.5	387.6

	274.3	474.0
Less accumulated depreciation	(148.5)	(289.4)

Property and equipment, net	$125.8	$184.6

Our depreciation expense was $30.3 million, $41.4 million and $55.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Financing Arrangements

Senior Notes Payable

Our Senior Notes payable balance was $388.0 million and $397.8 million as of December 31, 2005 and 2004, respectively.

We have $400 million in aggregate principal amount of Senior Notes outstanding. The interest rate payable on our Senior Notes depends on whether the Moody’s or S&P credit rating applicable to the Senior Notes is below investment grade (as defined in the indenture governing the Senior Notes). On September 8, 2004, Moody’s announced that it had downgraded our senior unsecured debt rating from Baa3 to Ba1, which triggered an adjustment to the interest rate payable by us on our Senior Notes. As a result of the Moody’s downgrade, effective September 8, 2004, the interest rate on the Senior Notes increased from the original rate of 8.375% per annum to an adjusted rate of 9.875% per annum, resulting in an increase in our interest expense of $6 million on an annual basis. On November 2, 2004, S&P announced that it had downgraded our senior unsecured debt rating from BBB- to BB+, and on March 1, 2005 S&P further downgraded our senior unsecured debt rating from BB+ to BB. On May 16, 2005, Moody’s further downgraded our senior unsecured debt rating from Ba1 to Ba2. The adjusted interest rate of 9.875% per annum will remain in effect for so long as the Moody’s rating on our senior unsecured debt remains below Baa3 (or the equivalent) or the S&P rating on our senior unsecured debt remains below BBB- (or the equivalent). During any period in which the Moody’s rating on our senior unsecured debt is Baa3 (or the equivalent) or higher and the S&P rating on our senior unsecured debt is BBB- (or the equivalent) or higher, the interest rate payable on the Senior Notes will be equal to the original rate of 8.375% per annum. Semi-annual interest is payable on April 15 and October 15 of each year.

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

Senior Credit Facility

We have a $700 million senior credit facility under a five-year revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and the other lenders party thereto. As of December 31, 2005 and 2004, no amounts were outstanding under our senior credit facility.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Letters of Credit

We can obtain letters of credit in an aggregate amount of $200 million under our senior credit facility, which reduces the maximum amount available for borrowing under our senior credit facility. As of December 31, 2005 and 2004, we had secured letters of credit totaling $102.9 million and $13.2 million, respectively. In 2005, we issued letters of credit for $90.1 million to secure surety bonds obtained related to AmCareco litigation (see Note 12). We also have secured letters of credit for $12.8 million to guarantee workers’ compensation claim payments to certain external third-party insurance companies in the event that we do not pay our portion of the workers’ compensation claims. In addition, we secured a letter of credit effective January 1, 2006 in the amount of $10.0 million to cover risk of insolvency for the State of Arizona. No amounts have been drawn on any of these letters of credit. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the senior credit facility was $587.1 million as of January 1, 2006. As of December 31, 2004, no amounts were drawn on the letters of credit and the maximum amount available for borrowing under the senior credit facility was $686.8 million.

The weighted average annual interest rate on our financing arrangements was approximately 9.9%, 7.2% and 8.4% for the years ended December 31, 2005, 2004 and 2003, respectively.

Interest Rate Swap Contracts

On February 20, 2004, we entered into four Swap Contracts with four different major financial institutions as a part of our hedging strategy to manage certain exposures related to changes in interest rates on the fair value of our outstanding Senior Notes. Under these Swap Contracts, we pay semi-annually an amount equal to a specified variable rate of interest times a notional principal amount and receive in return an amount equal to a

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specified fixed rate of interest times the same notional principal amount. The Swap Contracts have an aggregate notional principal amount of $400 million and effectively convert the fixed rate on the Senior Notes to a variable rate of six-month LIBOR plus 399.625 basis points. As of December 31, 2005, the Swap Contracts increased the effective interest rate of the Senior Notes by 32 basis points from 8.38 % to 8.70%. The expected effective variable rate on the Senior Notes was 10.20% as of December 31, 2005. As of December 31, 2005 and 2004, the Swap Contracts were reflected at negative fair value of $11.3 million and $1.3 million, respectively, in our consolidated balance sheet and the related Senior Notes were reflected at an amount equal to the sum of their carrying value less $11.3 million and $1.3 million, respectively. The downgrades by Moody’s and S&P of our senior unsecured debt rating had no impact on our accounting for the Swap Contracts.

Note 7—Stock Option and Employee Stock Purchase Plans

We have various stock option plans which cover certain employees, officers and non-employee directors. On June 1, 2005, we terminated our employee stock purchase plan, under which substantially all of our full-time employees were eligible to participate. The stockholders have approved our various stock option plans except for the 1998 Stock Option Plan which was adopted by our Board of Directors. In May 2005, the stockholders approved the Health Net, Inc. 2005 Long-Term Incentive Plan which is an amendment and restatement of the 2002 and 1997 stock option plans. During 2005, 2004 and 2003, we issued 30,000, 96,000 and 190,000 shares of restricted stock, respectively, under our stock option plans (see Note 2). We also have a non-employee director stock option plan pursuant to which non-employee directors receive annual stock option grants.

Under our various employee stock option plans and our non-employee director stock option plan, we grant options at prices at or above the fair market value of the stock on the date of grant. The options carry a maximum term of up to 10 years and in general vest ratably over three to five years, except for certain option grants under the 1997 and 1998 plans where vesting is accelerated by virtue of attaining certain performance targets. We have reserved a total of 13.5 million shares of our Common Stock for issuance under the stock option plans. As of December 31, 2005, 333,334 outstanding options had market or performance condition accelerated vesting provisions. Under our employee stock purchase plan, we provided employees with the opportunity to purchase stock through payroll deductions. On March 4, 2005, the Board of Directors approved the termination of our employee stock purchase plan effective June 1, 2005. Prior to June 1, 2005, eligible employees were able to purchase on a monthly basis our Common Stock at 85% of the lower of the market price on either the first or last day of each month.

Stock option activity and weighted average exercise prices for the years ended December 31 are presented below:

	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1	14,044,529	$24.35	12,690,256	$23.32	12,767,849	$21.06
Granted	2,126,484	31.72	3,196,413	27.38	3,694,313	25.13
Exercised	(3,410,991)	21.36	(897,030)	19.07	(2,685,966)	15.37
Canceled	(947,372)	25.18	(945,110)	24.79	(1,085,940)	23.83

Outstanding at December 31	11,812,650	$26.47	14,044,529	$24.35	12,690,256	$23.32

Exercisable at December 31	5,708,419		6,672,450		5,238,455

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the weighted average exercise price and weighted average remaining contractual life for significant option groups outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 7.63–$20.60	509,278	3.99	$12.98	509,278	$12.98
20.81– 22.64	1,218,481	6.59	22.60	994,731	22.59
22.67– 23.02	1,522,369	5.22	23.00	1,452,876	23.01
23.40– 23.64	471,166	8.22	23.63	125,916	23.62
23.83– 24.06	1,746,678	7.18	24.05	495,755	24.05
24.13– 27.59	1,390,325	7.50	26.45	624,931	27.22
27.60– 28.88	287,500	6.99	28.21	130,000	28.06
28.90– 28.90	1,263,550	8.13	28.90	234,743	28.90
28.91– 29.00	27,500	8.99	28.98	4,500	29.00
29.20– 52.05	3,375,803	6.82	32.06	1,135,689	32.22

$ 7.63–$52.05	11,812,650	6.81	$26.47	5,708,419	$24.80

Note 8—Capital Stock

As of December 31, 2005, there were 137,898,000 shares of our Common Stock issued and 23,182,000 shares of Common Stock held in treasury, resulting in 114,716,000 shares of our Common Stock outstanding.

Shareholder Rights Plan

On May 20, 1996, our Board of Directors declared a dividend distribution of one right (a Right) for each outstanding share of our common stock to stockholders of record at the close of business on July 31, 1996 (the Record Date). Our Board of Directors also authorized the issuance of one Right for each share of common stock issued after the Record Date and prior to the earliest of the “Distribution Date,” the redemption of the Rights and the expiration of the Rights, and in certain other circumstances, after the Distribution Date. Except as set forth in the Rights Agreement (as defined below) and subject to adjustment as provided in the Rights Agreement, each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $170 per Right. Rights will attach to all common stock certificates representing shares then outstanding and no separate Rights certificates will be distributed. Subject to certain exceptions contained in the Rights Agreement dated as of June 1, 1996 by and between us and Harris Trust and Savings Bank, as Rights Agent (as amended on October 1, 1996, May 3, 2001, May 14, 2004 and July 26, 2004, the Rights Agreement), the Rights will separate from the Common Stock following any person, together with its affiliates and associates (an Acquiring Person), becoming the beneficial owner of 15% or more of the outstanding common stock, the commencement of a tender or exchange offer that would result in any person, together with its affiliates and associates, becoming the beneficial owner of 15% or more of the outstanding common stock or the determination by the Board of Directors that a person, together with its affiliates and associates, has become the beneficial owner of 10% or more of the common stock and that such person is an “Adverse Person,” as defined in the Rights Agreement. The Rights Agreement provides that certain passive institutional investors that beneficially own less than 20% of the outstanding shares of our common stock shall not be deemed to be Acquiring Persons.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2004, we appointed Wells Fargo Bank, N.A. to serve as the Rights Agent under the Rights Agreement.

The foregoing summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is incorporated by reference in 4.2, 4.3, 4.4, 4.5 and 4.6 to this Annual Report on Form 10-K, and to Amendment No. 3 to our registration statement on Form 8-A/A filed with the SEC on July 26, 2004.

Stock Repurchase Program

Our Board of Directors has previously authorized us to repurchase up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under a stock repurchase program. After giving effect to realized exercise proceeds and tax benefits from the exercise of employee stock options, our total authority under our stock repurchase program is estimated at $687 million. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of December 31, 2005, we had repurchased an aggregate of 19,978,655 shares of our common stock under our stock repurchase program at an average price of $26.86 for aggregate consideration of approximately $537 million. The remaining authorization under our stock repurchase program as of December 31, 2005 was $150 million after taking into account exercise proceeds and tax benefits from the exercise of employee stock options. We used net free cash available to the parent company to fund the share repurchases.

As a result of the Moody’s downgrade in September 2004 and S&P’s downgrade in November 2004 with respect to our senior unsecured debt rating, we have currently discontinued our repurchases of common stock under our stock repurchase program. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future ratings action taken by Moody’s or S&P on our senior unsecured debt rating. See Note 6 to our consolidated financial statements for additional information regarding the Moody’s and S&P downgrades. Our stock repurchase program does not have an expiration date. As of December 31, 2005, we have not terminated any repurchase program prior to its expiration date.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Employee Benefit Plans

Defined Contribution Retirement Plans

We and certain of our subsidiaries sponsor defined contribution retirement plans intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Participation in the plans is available to substantially all employees who meet certain eligibility requirements and elect to participate. Employees may contribute up to the maximum limits allowed by Sections 401(k) and 415 of the Code, with Company contributions based on matching or other formulas. Our expense under these plans totaled $9.6 million, $9.8 million and $9.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in general and administrative expense in our consolidated statement of operations.

Deferred Compensation Plans

Effective May 1, 1998, we adopted a voluntary deferred compensation plan pursuant to which certain management and highly compensated employees are eligible to defer between 5% and 90% of their regular compensation and between 5% and 100% of their bonuses, and non-employee Board members are eligible to defer up to 100% of their directors compensation. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. We do not fund this plan. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account. Certain employee deferrals were invested through a trust until November 2003. In January 2004, the Company adopted a new deferred compensation plan for non-employee members of its Board of Directors. In connection therewith, the Company amended and restated its existing deferred compensation plan to provide that, among other things, non-employee members of the Board are no longer eligible participants under that plan.

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

As of December 31, 2005 and 2004, the liability under these plans amounted to $40.2 million and $37.6 million, respectively. These liabilities are included in other noncurrent liabilities on our consolidated balance sheets. Deferred compensation expense is recognized for the amount of earnings or losses credited to participant accounts. Our expense under these plans totaled $2.9 million, $3.4 million and $3.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in general and administrative expense in our consolidated statement of operations.

Pension and Other Postretirement Benefit Plans

Pension Plans—We have an unfunded non-qualified defined benefit pension plan, the Supplemental Executive Retirement Plan (adopted in 1996 and amended in August 2004). This plan is noncontributory and covers key executives as selected by the Board of Directors. Benefits under the plan are based on years of service and level of compensation during the final five years of service.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the plans’ obligations and funded status at December 31:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(Dollars in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$20.5	$17.3	$8.5	$9.4
Service cost	1.0	1.0	0.3	0.4
Interest cost	1.2	1.0	0.4	0.5
Benefits paid	(0.9)	(0.7)	(0.3)	(0.3)
Actuarial loss (gain)	1.1	1.9	1.4	(1.5)

Benefit obligation, end of year	$22.9	$20.5	$10.3	$8.5

Change in fair value of plan assets:
Plan assets, beginning of year	$—	$—	$—	$—
Employer contribution	0.9	0.7	0.3	0.3
Benefits paid	(0.9)	(0.7)	(0.3)	(0.3)

Plan assets, end of year	$—	$—	$—	$—

Underfunded status	$(22.9)	$(20.5)	$(10.3)	$(8.5)
Unrecognized net actuarial loss (gain)	0.8	(0.3)	1.7	0.3
Unrecognized prior service cost	2.2	2.7	0.2	0.2

Net amount recognized	$(19.9)	$(18.1)	$(8.4)	$(8.0)

Amounts recognized in our consolidated balance sheets as other noncurrent liabilities as of December 31 consist of:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(Dollars in millions)
Accrued benefit cost	$(20.3)	$(18.5)	$(8.4)	$(8.0)
Accumulated other comprehensive income	0.4	0.4	—	—

Net amount recognized	$(19.9)	$(18.1)	$(8.4)	$(8.0)

Our pension plans with an accumulated benefit obligation in excess of plan assets had $22.9 million and $20.5 million of projected benefit obligation as of December 31, 2005 and 2004, respectively, and had $17.0 million and $15.2 million of accumulated benefit obligation as of December 31, 2005 and 2004, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic benefit cost recognized in our consolidated income statements as general and administrative expense for years ended December 31:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
	(Dollars in millions)
Service Cost	$1.0	$0.9	$0.8	$0.3	$0.4	$0.5
Interest Cost	1.2	1.0	1.0	0.5	0.5	0.5
Amortization of prior service cost	0.5	0.5	0.5	—	—	—
Amortization of net (gain) loss	—	(0.1)	(0.3)	(0.1)	—	—

Net periodic benefit cost	$2.7	$2.3	$2.0	$0.7	$0.9	$1.0

All of our pension and other postretirement benefit plans are unfunded. Employer contributions equal benefits paid during the year. Therefore, no return on assets is expected.

Additional Information

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
	(Dollars in thousands)
(Decrease) increase in minimum liability included in other comprehensive income	$(32)	$(66)	$469	N/A	N/A	N/A

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Assumptions
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	5.5%	5.8%	5.5%	5.9%
Rate of compensation increase	5.9%	5.9%	N/A	N/A

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	5.8%	6.0%	6.5%	5.9%	6.0%	6.5%
Rate of compensation increase	5.8%	5.8%	5.7%	N/A	N/A	N/A

The discount rates we used to measure our obligations under our pension and other post-retirement plans at December 31, 2005 and 2004 mirror the rate of return expected from high-quality fixed income investments.

	2005	2004
Assumed Health Care Cost Trend Rates at December 31:
Health care cost trend rate assumed for next year	12.0%–13.0%	10.0%–12.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013–2014	2010–2014

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2005:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in millions)
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$1.1	$(1.2)

Contributions

We expect to contribute $942,000 to our pension plan and $420,000 to our postretirement health and life plans throughout 2006. The entire amount expected to be contributed, in the form of cash, to the defined benefit pension and postretirement health and life plans during 2006 is expected to be paid out as benefits during the same year.

Estimated Future Benefit Payments

We estimate that benefit payments related to our pension and postretirement health and life plans over the next ten years will be as follows:

	Pension Benefits	Other Benefits
	(Dollars in millions)
2006	$0.9	$0.4
2007	0.9	0.5
2008	0.9	0.6
2009	1.0	0.7
2010	1.0	0.8
Years 2011–2015	10.3	4.7

Note 10—Income Taxes

Significant components of the provision for income taxes are as follows for the years ended December 31:

	2005	2004	2003
	(Dollars in millions)
Current:
Federal	$111.4	$46.6	$165.9
State	31.0	10.6	33.8

Total current	142.4	57.2	199.7

Deferred:
Federal	3.6	(26.1)	(0.4)
State	0.5	(6.3)	(5.4)

Total deferred	4.1	(32.4)	(5.8)

Total income tax provision	$146.5	$24.8	$193.9

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate and the effective income tax rate on income is as follows for the years ended December 31:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax effect	5.4	4.1	3.6
Tax exempt interest income	(0.5)	(0.3)	(0.1)
Goodwill and intangible assets amortization	0.1	0.5	0.1
Examination settlements	—	(2.7)	(1.9)
Other, net	(1.1)	0.2	0.8

Effective income tax rate	38.9%	36.8%	37.5%

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2005	2004
	(Dollars in millions)
DEFERRED TAX ASSETS:
Accrued liabilities	$100.9	$101.0
Insurance loss reserves and unearned premiums	16.9	18.9
Tax credit carryforwards	0.5	0.8
Accrued compensation and benefits	38.1	32.6
Net operating loss carryforwards	57.8	54.6
Other	9.1	2.9

Deferred tax assets before valuation allowance	223.3	210.8
Valuation allowance	(19.7)	(19.8)

Net deferred tax assets	$203.6	$191.0

DEFERRED TAX LIABILITIES:
Depreciable and amortizable property	$45.5	$44.1
Deferred revenue	19.0	15.1
Other	14.2	9.4

Deferred tax liabilities	$78.7	$68.6

The net deferred tax assets and liabilities are reported as current and noncurrent deferred tax assets in our consolidated balance sheets for the years ended December 31, 2005 and 2004 based on when the amounts are expected to be realized.

In 2005, 2004 and 2003, income tax benefits attributable to employee stock option and restricted stock transactions of $21.3 million, $2.5 million and $15.7 million, respectively, were allocated to stockholders’ equity.

As of December 31, 2005, we had federal and state net operating loss carryforwards of approximately $119.4 million and $282.0 million, respectively. The net operating loss carryforwards expire between 2007 and 2026. Limitations on utilization may apply to approximately $36.4 million and $126.0 million of the federal and state net operating loss carryforwards, respectively. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits.

Our tax returns for 2003 and 2004 are currently undergoing an examination by the Internal Revenue Service. No assessments have been proposed to date for these tax years. In 2004, the Internal Revenue Service completed an examination of our tax returns for tax years 2000 through 2002. Resulting examination adjustments were not

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

material, and we have agreed to the adjustments. As a result of the examination closure for those years, our reserve for tax contingencies was adjusted in 2004 to reflect the examination adjustments as well as the reduction of estimated contingent tax costs in accordance with our policy outlined in Note 2.

Note 11—Regulatory Requirements

All of our health plans as well as our insurance subsidiaries are required to periodically file financial statements with regulatory agencies in accordance with statutory accounting and reporting practices. Under the Knox-Keene Health Care Service Plan Act of 1975, as amended, California plans must comply with certain minimum capital or tangible net equity requirements. Our non-California health plans, as well as our health and life insurance companies, must comply with their respective state’s minimum regulatory capital requirements and, in certain cases, maintain minimum investment amounts for the restricted use of the regulators. Within the scope of state statutes and/or other parameters established by the regulators, we have discretion as to whether we invest such funds in cash and cash equivalents or other investments. Restricted cash and cash equivalents, as of December 31, 2005 and 2004, totaled $5.1 million and $18.1 million, respectively. Investment securities held by trustees or agencies pursuant to state regulatory requirements were $132.1 million and $124.1 million as of December 31, 2005 and 2004, respectively. See “Restricted Assets” section in Note 2 for additional information.

As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to us. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends which can be paid by the insurance company subsidiaries to us without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. Management believes that as of December 31, 2005, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 5, 2004, the District Court granted plaintiffs’ motion for class certification and issued an Order certifying a nationwide class of Health Net subscribers who received medical services or supplies from an out-of-network provider and to whom Defendants paid less than the providers’ actual charge during the period from 1997 to 2004. On August 23, 2004, we requested permission from the Court of Appeals for the Third Circuit to appeal the District Court’s class certification Order pursuant to Rule 23(f) of the Federal Rules of Civil Procedure. On November 14, 2004, the Court of Appeals for the Third Circuit granted our motion to appeal. On March 4, 2005, the Third Circuit issued a briefing and scheduling order for our appeal. Briefing on the appeal was completed on June 15, 2005. Oral argument was heard by the Third Circuit on December 15, 2005. The Third Circuit has not rendered a decision on the appeal.

On January 13, 2005, counsel for the plaintiffs in the McCoy/Wachtel actions filed a separate class action against Health Net, Inc., Health Net of the Northeast, Inc., Health Net of New York, Inc., Health Net Life Insurance Co., and Health Net of California, Inc. captioned Scharfman v. Health Net, Inc., 05-CV-00301 (FSH)(PS) (United States District Court for the District of New Jersey) on behalf of the same parties who would have been added to the McCoy/Wachtel action as additional class representatives had the District Court granted the plaintiffs’ motion for leave to amend their complaint in that action. This new action contains similar allegations to those made by the plaintiffs in the McCoy/Wachtel action.

Discovery has concluded and a final pre-trial order was submitted to the District Court in McCoy/Wachtel on June 28, 2005. Both sides have moved for summary judgment, and briefing on those motions has been completed. In their summary judgment briefing, plaintiffs also sought appointment of a monitor to act as an independent fiduciary to oversee the administration of our Northeast health plans (including claims payment practices). We have opposed the appointment of a monitor. Notwithstanding our pending Third Circuit appeal of the District Court’s class certification order, a trial date was set for September 19, 2005. On July 29, 2005, we filed a motion in the District Court to stay the District Court action and the trial in light of the pending Third Circuit appeal. On August 4, 2005, the District Court denied our motion to stay and instead adjourned the September 19 trial date and ordered that the parties be prepared to go to trial on seven days’ notice as of September 19, 2005. We immediately filed a request for a stay with the Third Circuit seeking an order directing the District Court to refrain from holding any trial or entering any judgment or order that would have the effect of resolving any claims or issues affecting the disputed class until the Third Circuit rules on the class certification order. Plaintiffs cross-moved for dismissal of the class certification appeal. On September 27, 2005, the Third Circuit granted our motion for a stay and denied plaintiffs’ cross-motion. Plaintiffs have not specified the amount of damages being sought in this litigation and, although these proceedings are subject to many uncertainties, based on the proceedings to date, we believe the amount of damages ultimately asserted by plaintiffs could be material.

On August 9, 2005, Plaintiffs filed a motion with the District Court seeking sanctions against us for a variety of alleged acts of serious misconduct, discovery abuses and fraud on the District Court. The sanctions sought by plaintiffs and being considered by the Court include, among others, entry of a default judgment, monetary sanctions, including a substantial award for plaintiffs’ legal fees and either the appointment of a monitor to oversee our claims payment practices and our dealings with state regulators or the appointment of an independent fiduciary to replace the company as a fiduciary with respect to our claims adjudications for members. On September 12, 2005, we responded to plaintiffs’ motion denying that any sanctionable misconduct, discovery abuses or fraud had occurred. The District Court held hearings on plaintiffs’ motion for sanctions on October 17 and 18, 2005, November 15 – 17, 2005, November 22, 2005, December 19 and 20, 2005 and January 5, 2006. Throughout the hearing process, the parties took additional depositions and submitted additional briefs on issues that arose during the hearings. The hearings have recessed but not concluded.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We intend to defend ourselves vigorously in this litigation. These proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these proceedings or the incurrence of substantial legal fees or discovery expenses during the pendency of the proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of these proceedings should not have a material adverse effect on our financial condition and liquidity.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 26, 2005, the District Court issued an order granting its final approval of the settlement agreement and directing the entry of final judgment. In October 2005, Stanley Silverman, M.D., Scott Calig, M.D., Russell Stovall, M.D. and Forrest Lumpkin, M.D. filed Notices of Appeal to the Eleventh Circuit of the District Court’s order granting its approval of the settlement agreement. Consequently, the effective date of the settlement will be delayed pending the appeal. On December 30, 2005, Dr. Lumpkin’s appeal was dismissed for want of prosecution. He has attempted to revive his appeal through a brief he filed with the Eleventh Circuit on January 30, 2006. Plaintiffs and Health Net, Inc. filed a motion to strike Dr. Lumpkin’s brief. On February 6, 2006, Drs. Silverman and Calig filed an unopposed motion to dismiss their appeal. On February 9, 2006, the Eleventh Circuit dismissed Dr. Stovall’s appeal because his notice of appeal was untimely. When all appeals have been exhausted and the settlement agreement becomes effective, we anticipate that the settlement agreement will result in the conclusion of substantially all pending provider track cases filed on behalf of physicians.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 12, 2005, after entry of judgment in the AmCare-TX claim, we filed post-trial motions with the Court asking that the judgment be vacated or, alternatively, reduced. On August 19, 2005, the Court heard the motions and granted us partial relief by reducing the compensatory damage award by an additional 15% (based upon the fault of other individuals involved in the proceeding) and by reducing the punitive damage award by 30%. As a result of these reductions, the compensatory damages have been reduced to $36.7 million, and the punitive damages have been reduced to $45.5 million. The Court signed the judgment reflecting these reductions on November 3, 2005. We filed a motion for suspensive appeal and posted the required security within the delays allowed by law. A briefing schedule will be issued once the record is lodged with the appellate court.

The proceedings regarding the claims of the AmCare-LA receiver and the AmCare-OK receiver continued in the trial court until July 8, 2005, when written final arguments were submitted. In their final written arguments, the AmCare-LA and AmCare-OK receivers asked the Court to award approximately $33.9 million in compensatory damages against us and requested that the Court award punitive or other non-compensatory damages and attorneys’ fees. On November 4, 2005, the Court issued two judgments, one awarding AmCare-LA compensatory damages, and a separate judgment awarding AmCare-OK compensatory damages. Both judgments allocated 70% of the fault to us, and the remaining 30% to other persons and companies. But, the judgment in favor of AmCare-LA found that despite the allocation of fault, we were contractually liable for 100% of AmCare-LA’s compensatory damages. The result is that the Court awarded AmCare-LA approximately $9.5 million and AmCare-OK approximately $17 million in compensatory damages. We filed motions for suspensive appeal and posted security within the delays allowed by law.

On November 21, 2005, the Court proceeded with the bifurcated trial on AmCare-LA and AmCare-OK’s claims for punitive damages, other non-compensatory damages and attorneys’ fees. The Court signed a judgment on December 6, 2005, in which it denied AmCare-LA’s request for attorneys’ fees. The Court signed a judgment on December 12, in which it denied AmCare-OK’s request for attorneys’ fees. The Court signed another judgment on December 20, 2005, in which it dismissed AmCare-LA and AmCare-OK’s claim for punitive damages. On December 21, 2005, AmCare-LA and AmCare-OK filed a notice of election of treble damages in

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which those plaintiffs, in light of the Court’s December 20 judgment dismissing their claim for punitive damages, “elected” to receive treble damages pursuant to the Texas Insurance Code and the Texas Civil Practices and Remedies Code. On that same day AmCare-OK filed a motion for a new trial on the Court’s denial of its request for attorneys’ fees. We filed a motion to strike that “election” of treble damages and deny the claim for treble damages, and a motion for a new trial on the “election” of treble damages on January 3, 2006. On January 23, 2006, the Court heard the motion for a new trial filed by AmCare-OK, and the motion to strike and the motion for a new trial that we filed. The Court denied AmCare-OK’s motion for a new trial on the attorneys’ fees, and granted our motion to strike the election of treble damages. The grant of our motion to strike rendered our motion for a new trial moot. The effect of the Court’s January 23, 2006 ruling is that the December 12 and December 20, 2005 judgments are now final for purposes of appeal. AmCare-LA and AmCare-OK have not yet appealed those judgments.

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

The AmCare-TX and AmCare-OK actions were originally filed in Texas state court, and we were made a party to that action in the Third Amended Complaint that was filed on June 7, 2004. On September 30, 2004 and October 15, 2004, the AmCare-TX receiver and the AmCare-OK receivers, respectively, intervened in the pending AmCare-LA litigation. The actions before the Texas state court remained pending despite these interventions. Following the intervention in the AmCare-LA action, all three receivers amended their complaints to assert essentially the same claims and successfully moved to consolidate their three actions in Louisiana. The consolidation occurred in November 2004. The consolidated actions then proceeded rapidly through extensive pre-trial activities, including discovery and motions for summary judgment.

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

As noted above, there is substantially identical litigation against us pending in Texas. On January 9, 2006, the Texas court ordered that the Texas action be stayed. The court ordered the parties to submit quarterly reports regarding the status of the appeal in the Louisiana litigation. The Texas court will review those quarterly reports and determine whether the stay should remain in place pending the appeal in the Louisiana case.

We have vigorously contested all of the claims asserted against us by the AmCare-TX receiver and the other plaintiffs in the consolidated Louisiana actions since they were first filed. We intend to vigorously pursue all avenues of redress in these cases, including post-trial motions and appeals and the prosecution of our pending but stayed cross-claims against other parties. During the three months ended June 30, 2005, we recorded a pretax

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charge of $15.9 million representing total estimated legal defense costs for this litigation and related matters in Louisiana and Oklahoma.

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

In January 2004, we removed the Cap Z Action from New York state court to the United States District Court for the Southern District of New York. We then filed a motion to dismiss all of Cap Z’s claims, and Cap Z filed a motion to remand the action back to New York state court. On November 2, 2005, the District Court remanded this action to the New York state court in New York City, without addressing our motion to dismiss. The action has now been assigned to the Commercial Division of the New York state court. The Commercial Division is staffed by judges who have more experience in handling complex commercial litigation.

On December 21, 2005, we filed a motion to dismiss all of Cap Z’s claims. Cap Z filed an opposition to the motion on January 20, 2006. Our reply was filed on February 7, 2006. The court has set the hearing on the motion for February 16, 2006. In addition, the court held a “preliminary conference” on January 24, 2006. At that conference, the court allowed Cap Z to begin document discovery, but otherwise held discovery in abeyance through the hearing on our motion to dismiss. No pretrial or trial dates have yet been set in the action.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Provider Disputes

In the ordinary course of our business operations, we are party to arbitrations and litigation involving providers. A number of these arbitrations and litigation matters relate to alleged stop-loss claim underpayments, where we paid a portion of the provider’s billings and denied certain charges based on a line-by-line review of the itemized billing statement to identify supplies and services that should have been included within specific charges and not billed separately. A smaller number of these arbitrations and litigation matters relate to alleged stop-loss claim underpayments where we paid a portion of the provider’s billings and denied the balance based on the level of prices charged by the provider.

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

During the fourth quarter of 2004 we recorded a $169 million pretax charge for expenses associated with settlements with providers that had been, or are currently in the process of being resolved, principally involving these alleged stop-loss claims underpayments. The earnings charge was recorded following a thorough review of all outstanding claims and management’s decision in the fourth quarter of 2004 to enter into negotiations in an attempt to settle a large number of these claims in our California and Northeast health plans. As of December 31, 2005 we have currently settled approximately 87% of the California provider disputes upon which the earnings charge was based, and are in settlement discussions with a substantial number of the remaining providers. The remaining balance at December 31, 2005 is approximately $35 million. During the year ended December 31, 2005, no significant modification was made to the original estimated provider dispute liability amount, as we believed that the amount is adequate in all material respects to cover the outstanding estimated provider dispute settlements. In connection with these settlements, we have entered into new contracts with a large portion of our provider network.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are currently the subject of a review by the California Department of Managed Health Care (“DMHC”) with respect to hospital claims with dates of service from and after January 1, 2004. In addition, we are the subject of a regulatory investigation in New Jersey that relates to the timeliness and accuracy of our claim payments for services rendered by out-of-network providers. We are engaged in on-going discussions with the DMHC and the New Jersey Department of Banking and Insurance to address these issues. These proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of any or all of these proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of all of these proceedings should not have a material adverse effect on our financial condition and liquidity.

Miscellaneous Proceedings

In the ordinary course of our business operations, we are also party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes, employment litigation, wage and hour claims, real estate and intellectual property claims and claims brought by members seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were either denied, underpaid or not paid, and claims arising out of the acquisition or divestiture of various business units or other assets. We are also subject to claims relating to the performance of contractual obligations to providers, members, employer groups and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims. In addition, we are subject to claims relating to the insurance industry in general, such as claims relating to reinsurance agreements and rescission of coverage and other types of insurance coverage obligations.

These other legal proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of any or all of these other legal proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of all of these other legal proceedings that are pending, after consideration of applicable reserves and potentially available insurance coverage benefits, should not have a material adverse effect on our financial condition and liquidity.

Operating Leases and Other Purchase Obligations

Operating Leases

We lease administrative office space throughout the country under various operating leases. Certain leases contain renewal options and rent escalation clauses. Certain leases are cancelable with substantial penalties.

Effective January 1, 2005, we entered into an operating lease agreement to renew our leased office space in Woodland Hills, California for our corporate headquarters. The new lease is for a term of 10 years and has provisions for space reduction at specific times over the term of the lease, but it does not provide for complete cancellation rights. The total future minimum lease commitments under the lease are approximately $25.4 million.

On June 30, 2005, we entered into a Master Lease Financing Agreement (Lease Agreement) with an independent third party (Lessor). Pursuant to the terms of the Lease Agreement, we sold certain of our non-real estate fixed assets with a net book value of $76.5 million as of June 30, 2005 to Lessor for the sale price of $80 million (less approximately $1.0 million in certain costs and expenses) and simultaneously leased such assets

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from Lessor under an operating lease for an initial term of three years, which term may be extended at our option for an additional term of four quarters subject to the terms of the Lease Agreement. In connection with the sale-leaseback transaction, we granted Lessor a security interest of $80 million in certain of our non-real estate fixed assets. The gain of $2.5 million on the sale of the fixed assets has been deferred in accordance with SFAS No. 13 “Accounting for Leases” and will be recognized in proportion to the lease expense over the lease term. Payments under the Lease Agreement are $2.8 million per quarter, plus an interest component subject to adjustment based on three-month LIBOR on a quarterly basis. At the expiration of the term of the Lease Agreement, we will have the option to purchase from, or return to, Lessor all, but not less than all, of the leased assets, subject to the terms of the Lease Agreement. The total future minimum lease commitments under the lease are approximately $63.7 million.

Other Purchase Obligations

We have entered into long-term agreements to receive services related to nurse advice line and other related services, disease and condition management and pharmacy benefit management. The remaining terms are three years for nurse advice line and other related services, three years for disease and condition management and one year for pharmacy benefit management. The total future minimum commitments under these agreements are $34.5 millions and are included in the table below. We have also entered into contracts with our health care providers and facilities, the federal government, IT service companies and other parties within the normal course of our business for the purpose of providing health care services. Certain of these contracts are cancelable with substantial penalties.

In connection with our participation in the new Medicare Prescription Drug Program (Medicare Part D), we entered into a new four-year agreement with an external third-party service provider for it to provide pharmacy claims processing services for our Medicare Part D programs and other pharmacy benefits effective January 1, 2006. Termination of this agreement is subject to certain termination provisions which include liquidated damages of minimum amounts per month for the remaining months of the contract. The total future minimum commitment under the agreement is approximately $6.9 million.

As of December 31, 2005, future minimum commitments for operating leases and other purchase obligations for the years ending December 31 are as follows:

	Operating Leases	Other Purchase Obligations
	(Dollars in millions)
2006	$67.5	$25.4
2007	64.3	3.6
2008	85.8	2.7
2009	38.2	2.3
2010	32.3	0.5
Thereafter	83.8	—

Total minimum commitments	$371.9	$34.5

Lease expense totaled $54.1 million, $50.4 million and $52.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Other purchase obligation expenses totaled $29.9 million, $31.0 million and $26.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Surety Bonds

During December 2005, the Company elected to post $114.7 million of surety bonds to suspend the effect, and secure appeal, of the final judgment entered against the Company in connection with the AmCareco litigation. The surety bonds are secured by $90.1 million of irrevocable standby letters of credit (the “LC”) issued under the Company’s senior credit facility in favor of the issuers of the surety bonds.

Under the surety bond and LC arrangement, if the Company were to fail to pay the amount, if any, of a final judgment in connection with the AmCareco litigation following appeal, the issuers of the surety bonds would make payment in satisfaction of the judgment. The Company would, in turn, be responsible for reimbursing the issuing bank under the LC to the extent that the issuers of the surety bonds were to draw on the LC. To the extent the Company incurs liabilities as a result of the arrangements under the surety bonds or the LC, such liabilities would be included on the Company’s consolidated balance sheet.

We will recognize a liability for any amounts actually funded to these surety bonds or drawn down from the letters of credit. At this time, the Company does not believe it will be required to fund or draw down any amounts related to the surety bonds or the LC. Accordingly, no liability related to the surety bonds or the LC has been recognized in the Company’s financial statements as of December 31, 2005.

Note 13—Related Parties

One current executive officer of the Company is a director of an industry-related association, of which the Company is a member and we paid dues of $1.0 million, $1.0 million and $1.1 million in 2005, 2004 and 2003, respectively. The same executive officer was a director of an internet health services company to which we paid $250,000 in 2003 and in which the Company also had an investment of $0 and $2.3 million as of December 31, 2005 and 2004, respectively. No such amount was paid in 2004 or 2005.

During 1999, three executive officers of the Company, in connection with their hire or relocation, received one-time loans from the Company aggregating $550,000 which ranged from $100,000 to $300,000 each. All the loans made during 1999 were repaid or forgiven as of December 31, 2004. During 2001, two executive officers of the Company, in connection with their hire or relocation, received one-time loans from the Company aggregating $200,000. All of the loans made during 2001 were repaid or forgiven as of December 31, 2003. As of December 31, 2005, there were no employee loans outstanding.

Note 14—Litigation, Severance and Related Benefits and Asset Impairments

The following sets forth the principal components of litigation, severance and related benefits and asset impairments for the years ended December 31:

	2005	2004	2003
	(Dollars in millions)
Litigation	$81.6	$—	$—
Severance and related benefit costs	1.7	25.3	—
Asset impairment charges	—	5.9	16.4
Real estate lease termination costs	—	1.7	—

Total	$83.3	$32.9	$16.4

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 Charges

On May 3, 2005, we and the representatives of approximately 900,000 physicians and state and other medical societies announced that we had signed an agreement (Class Action Settlement Agreement) settling the lead physician provider track action in the multidistrict class action lawsuit, which is more fully described in Note 12. The Class Action Settlement Agreement requires us to pay $40 million to general settlement funds and $20 million for plaintiffs’ legal fees. We plan to make the required payments from operating cash and are not expecting to draw on our senior credit facility to fund them. In October 2005, Stanley Silverman, M.D., Scott Calig, M.D., Russell Stovall, M.D. and Forrest Lumpkin, M.D. filed Notices of Appeal of the District Court’s order granting its approval of the Class Action Settlement Agreement. Consequently, the effective date of the settlement, as well as the date by which we are obligated to make these payments, will be delayed pending the appeal. On December 30, 2005, Dr. Lumpkin’s appeal was dismissed for want of prosecution. He has attempted to revive his appeal through a brief he filed with the Eleventh Circuit on January 30, 2006. Plaintiffs and Health Net, Inc. filed a motion to strike Dr. Lumpkin’s brief. On February 6, 2006, Drs. Silverman and Calig filed an unopposed motion to dismiss their appeal. On February 9, 2006, the Eleventh Circuit dismissed Dr. Stovall’s appeal because his notice of appeal was untimely. During the three months ended March 31, 2005, we recorded a pretax charge of approximately $65.6 million in connection with the Class Action Settlement Agreement, legal expenses and other expenses which we believe is our best estimate of our loss exposure related to this litigation.

On June 30, 2005, a jury in Louisiana state court returned a $117 million verdict against us in a lawsuit arising from the 1999 sale of three health plan subsidiaries of the Company (AmCare-TX). On August 2, 2005, the Court entered final judgment on the jury’s verdict in the AmCare-TX matter. In its final judgment, the Court, among other things, reduced the compensatory damage award to $44.5 million (which is 85% of the jury’s $52.4 million compensatory damage award) and rejected the AmCare-TX receiver’s demand for a trebling of the compensatory damages. The judgment also included the award of $65 million in punitive damages. On August 12, 2005, after entry of judgment in the AmCare-TX matter, we filed post-trial motions with the Court asking that the judgment be vacated or, alternatively, reduced. On August 19, 2005, the Court heard the motions and granted us partial relief by reducing the compensatory damage award by an additional 15% (based upon the fault of other individuals involved in the proceeding) and by reducing the punitive damage award by 30%. As a result of these reductions, the compensatory damages have been reduced to $36.7 million, and the punitive damages have been reduced to $45.5 million. The judgment that reflects these reductions has not yet been signed by the Court and is, therefore, not final. The appeal period will not begin to run until the judgment becomes final. During the three months ended June 30, 2005, we recorded a pretax charge of $15.9 million representing total estimated legal defense costs for this litigation and related matters in Louisiana and Oklahoma which we believe is our best estimate of our loss exposure related to this litigation.

See Note 12 for additional information on these two litigation matters.

2004 Charges

Severance and Related Benefit Costs

On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative costs, we would commence an involuntary workforce reduction of approximately 500 positions, which included reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast. The workforce reduction was substantially completed by June 30, 2005 and all of the severance and benefit related costs had been paid out as of December 31, 2005. We used cash flows from operations to fund these payments.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance and related benefit costs incurred in connection with the involuntary workforce reduction are as follows:

	Reportable Segments		Total Reportable Segments	Corporate and Other	Total
	Health Plan Services	Government Contracts
	(Dollars in millions)
Total amount incurred	$15.4	$0.2	$15.6	$9.2	$24.8

Cumulative amount incurred as of December 31, 2004	$17.6	$0.2	$17.8	$7.5	$25.3
Amount incurred during the year ended December 31, 2005	—	—	—	1.7	1.7
Modification to restructuring plan	(2.2)	—	(2.2)	—	(2.2)

Cumulative amount incurred as of December 31, 2005	$15.4	$0.2	$15.6	$9.2	$24.8

A reconciliation of our liability balances for severance and related benefit costs incurred in connection with the involuntary workforce reduction is as follows:

	Reportable Segments		Total Reportable Segments	Corporate and Other	Total
	Health Plan Services	Government Contracts
	(Dollars in millions)
Balance as of January 1, 2004	$—	$—	$—	$—	$—
Amount incurred during the year ended December 31, 2004	17.6	0.2	17.8	7.5	25.3
Cash payments made during the year ended December 31, 2004	(10.0)	(0.2)	(10.2)	(5.5)	(15.7)

Balance as of December 31, 2004	7.6	—	7.6	2.0	9.6
Amount incurred during the year ended December 31, 2005	—	—	—	1.7	1.7
Cash payments made during the year ended December 31, 2005	(5.4)	—	(5.4)	(3.7)	(9.1)
Modification to restructuring plan	(2.2)	—	(2.2)	—	(2.2)

Balance as of December 31, 2005	$—	$—	$—	$—	$—

Asset Impairment Charge

During the fourth quarter ended December 31, 2004, we recognized a pretax $3.0 million impairment on internally developed software and purchased computer hardware that were rendered obsolete as a result of changes to our operations and systems consolidation process. We also recognized a pretax $2.9 million impairment on investments in other companies in the fourth quarter ended December 31, 2004.

Real Estate Lease Termination Costs

We recognized a pretax $1.7 million in lease termination expenses associated with the exit of certain properties as part of the TRICARE contract transition during the fourth quarter ended December 31, 2004.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2003, we recognized a pretax $1.9 million impairment on a corporate facility building in Carmichael, California consisting entirely of non-cash write-downs of building and building improvements. The carrying value of this facility was $1.1 million as of December 31, 2003. On April 12, 2004, we sold these assets for $1.3 million in cash and recognized a pretax gain of $0.2 million in our consolidated statement of operations for the year ended December 31, 2004.

During 2003, we recognized a pretax $13.8 million impairment on an investment we had in a company that provides online solutions connecting health plans, physicians and hospitals. The carrying value of this investment after the impairment is $1.2 million and is included in noncurrent assets on our consolidated balance sheet as of December 31, 2005.

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

We evaluate performance and allocate resources based on segment pretax income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2), except that intersegment transactions are not eliminated. We include investment and other income and expenses associated with our corporate shared services and other costs in determining Health Plan Services segment’s pretax income to reflect the fact that these revenues and expenses are primarily used to support Health Plan Services reportable segment. Amounts for 2004 and 2003 have been reclassified to conform to this 2005 presentation.

Litigation, severance and related benefits, asset impairments and net gain on sale of businesses and properties are excluded from our measurement of segment performance since they are not managed within either of our reportable segments.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below are segment data for the three years ended December 31.

2005

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$9,553.5	$2,307.5	$—	$11,861.0
Intersegment revenues	37.4	—	(37.4)	—
Net investment income	72.8	—	—	72.8
Other income	6.8	—	—	6.8
Interest expense	44.6	—	—	44.6
Depreciation and amortization	33.7	—	—	33.7
Segment pretax income	$363.4	$96.2	$—	$459.6

2004

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$9,560.2	$2,021.9	$—	$11,582.1
Intersegment revenues	37.5	—	(37.5)	—
Net investment income	58.2	—	—	58.2
Other income	6.1	—	—	6.1
Interest expense	33.1	—	—	33.1
Depreciation and amortization	44.3	—	—	44.3
Segment pretax income	$4.9	$94.3	$—	$99.2

2003

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$9,093.2	$1,865.8	$—	$10,959.0
Intersegment revenues	42.1	—	(42.1)	—
Net investment income	59.3	—	—	59.3
Other income	46.3	—	—	46.3
Interest expense	39.1	—	—	39.1
Depreciation and amortization	58.7	—	—	58.7
Segment pretax income	$438.2	$76.3	$—	$514.5

Our health plan services premium revenue by line of business is as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)
Commercial premium revenue	$6,844.0	$6,984.7	$6,553.8
Medicare Risk premium revenue	1,574.1	1,483.2	1,380.6
Medicaid premium revenue	1,135.4	1,092.3	1,158.8

Total Health Plan Services premiums	$9,553.5	$9,560.2	$9,093.2

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income from continuing operations before income taxes and cumulative effect of a change in accounting principle for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
	(Dollars in millions)
Total reportable segment pretax income	$459.6	$99.2	$514.5
Litigation, severance and related benefits and asset impairments	(83.3)	(32.9)	(16.4)
Net gain on sale of businesses and properties	—	1.1	18.9

Income from continuing operations before income taxes	$376.3	$67.4	$517.0

Note 16—Reserves for Claims and Other Settlements and Health Care and Other Costs Payable Under Government Contracts

Reserves for claims and other settlements include reserve for claims which consist of incurred but not reported claims (IBNR), received but unprocessed claims, claims in course of settlement and other liabilities. The table below provides a reconciliation of changes in reserve for claims for the years ended December 31, 2005, 2004 and 2003.

	Health Plan Services Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)
Reserve for claims (a), beginning of period	$794.6	$777.1	$787.3
Divested health plans (b)	—	—	(5.1)
Incurred claims related to:
Current year	5,130.4	5,048.3	4,487.7
Prior years (d)	(114.5)	8.7	(33.8)

Total incurred (c)	5,015.9	5,057.0	4,453.9

Paid claims related to:
Current year	4,401.3	4,286.9	3,738.6
Prior years	640.5	752.6	720.4

Total paid (c)	5,041.8	5,039.5	4,459.0

Reserve for claims (a), end of period	768.7	794.6	777.1
Add:
Claims payable	126.7	127.1	142.3
Reserve for provider disputes (e)	50.5	161.3	25.1
Other (f)	94.3	86.3	80.1

Reserves for claims and other settlements, end of period	$1,040.2	$1,169.3	$1,024.6

(a)	Consists of incurred but not reported claims and received but unprocessed claims and reserves for loss adjustment expenses.
(b)	Adjustment for 2003 consists primarily of reductions in reserves for claims resulting from the sales of our dental and vision plans.
(c)	Includes medical claims only. Capitation, pharmacy and other payments including provider settlements are not included.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)	Our liabilities are estimated within a confidence level required under actuarial standards of practice. As such, a change in “incurred claims related to prior years” will be offset by maintaining a consistent level of confidence within the estimate of “incurred claims related to current years.” Therefore, a change, which is offset in this manner, would not indicate that health care services were lower than previously estimated.
(e)	Includes $35 million and $142 million as of December 31, 2005 and 2004, respectively, for reserves related to provider settlements associated with claims processing and payment issues initially recognized during the fourth quarter of 2004.
(f)	Includes accrued capitation, shared risk settlements, provider incentives and other reserve items.

The table below provides a reconciliation of changes in reserve for claims for the years ended December 31, 2005, 2004 and 2003 for our legacy government contracts:

	Government Contracts Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)
Reserve for claims (a), beginning of period	$64.2	$216.0	$193.0
Incurred claims related to:
Current year	—	1,014.6	1,468.7
Prior years (b)	(16.7)	19.1	35.4

Total incurred	(16.7)	1,033.7	1,504.1

Paid claims related to:
Current year	—	981.5	1,294.3
Prior years	47.5	204.0	186.8

Total paid	47.5	1,185.5	1,481.1

Reserve for claims (a), end of period	—	64.2	216.0
Add: Other costs payable under government contracts	62.5	55.0	40.0

Health care and other costs payable under government contract	$62.5	$119.2	$256.0

(a)	Consists of incurred but not reported claims and reported but unprocessed claims.
(b)	For incurred claims related to prior years, the pretax income impact is 30% of the amounts shown, due to the risk sharing features of the contracts. Additionally, healthcare change orders and/or bid price adjustments to revenue of $7.6 million in 2005, $65.6 million in 2004, and $12.5 million in 2003 had favorable impacts to pretax income, before risk sharing.

The following table shows the Company’s health plan services capitated and non-capitated expenses for the years ended December 31:

	Health Plan Services
	2005	2004	2003
	(Dollars in millions)
Total incurred claims	$5,015.9	$5,057.0	$4,453.9
Capitated expenses and shared risk	2,270.7	2,429.5	2,404.0
Pharmacy and other	726.4	927.1	658.9

Health plan services	$8,013.0	$8,413.6	$7,516.8

For the years ended December 31, 2005, 2004 and 2003, the Company’s capitated, shared risk, pharmacy and other expenses represented 37%, 40% and 41%, respectively, of the Company’s total health plan services.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the Company’s government contracts total incurred claims and administrative and other costs for the years ended December 31:

	Government Contracts
	2005	2004	2003
	(Dollars in millions)
Costs incurred related to legacy TRICARE contracts	$(16.7)	$1,033.7	$1,504.1
Costs incurred related to our TRICARE contract for the North Region	1,869.9	589.2	—
Administrative and other costs	358.1	304.7	285.4

Government contracts costs	$2,211.3	$1,927.6	$1,789.5

The Company’s administrative and other costs represented 16% of total government contracts costs for the years ended December 31, 2005, 2004 and 2003.

Note 17—Quarterly Information (Unaudited)

The following interim financial information presents the 2005 and 2004 results of operations on a quarterly basis:

2005

	March 31	June 30	September 30	December 31
	(Dollars in millions, except per share data)
Total revenues	$2,911.7	$3,019.9	$3,058.8	$2,950.2
Income from operations before income taxes	32.3	88.1	129.8	126.0
Net income	21.3	53.6	78.2	76.7
Basic earnings per share	$0.19	$0.48	$0.69	$0.67
Diluted earnings per share (1)	$0.19	$0.47	$0.67	$0.65

(1)	The sum of the quarterly earnings per share may not equal the year-to-date earnings per share due to rounding.

2004

	March 31	June 30	September 30	December 31
	(Dollars in millions, except per share data)
Total revenues	$2,924.8	$2,918.8	$2,935.2	$2,867.6
Income (loss) from operations before income taxes	24.5	67.6	118.2	(143.0)
Net income (loss)	15.0	41.4	71.9	(85.6)
Basic earnings per share (1)	$0.13	$0.37	$0.64	$(0.77)
Diluted earnings per share (1)	$0.13	$0.36	$0.64	$(0.77)

(1)	The sum of the quarterly earnings per share may not equal the year-to-date earnings per share due to rounding.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
REVENUES:
Net investment income	$5,997	$4,999	$5,954
Other income	3,213	2,895	566
Administrative service agreements	352,032	351,480	311,414

Total revenues	361,242	359,374	317,934

EXPENSES:
General and administrative	351,721	305,663	303,511
Depreciation and amortization	18,837	21,635	19,707
Interest	44,631	37,777	46,213
Litigation, severance and related benefits and asset impairments	83,592	11,722	13,800
Net gain on sales of businesses and properties	—	(1,170)	(20,972)

Total expenses	498,781	375,627	362,259

Loss from continuing operations before income taxes and equity in net income of subsidiaries	(137,539)	(16,253)	(44,325)
Income tax benefit	53,543	5,981	16,622
Equity in net income of subsidiaries	313,781	52,876	350,783

Income from continuing operations	229,785	42,604	323,080
Discontinued operations: Loss on settlement of disposition, net of tax benefit of $47,950	—	—	(89,050)

Net income	$229,785	$42,604	$234,030

See accompanying note to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$195,742	$97,803
Investments—available for sale	—	31
Other assets	29,201	26,347
Deferred taxes	54,739	25,314
Notes receivable due from subsidiaries	—	5,257
Due from subsidiaries	55,752	1,386

Total current assets	335,434	156,138
Property and equipment, net	52,774	88,386
Goodwill, net	394,784	394,784
Other intangible assets, net	6,562	7,914
Investment in subsidiaries	2,133,996	1,665,963
Other deferred taxes	—	2,676
Notes receivable due from subsidiaries	—	2,435
Other assets	74,858	102,340

Total Assets	$2,998,408	$2,420,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to subsidiaries	$183,587	$120,989
Other liabilities	219,149	106,456

Total current liabilities	402,736	227,445
Intercompany notes payable—long term	530,086	453,075
Senior notes payable	387,954	397,760
Long term deferred taxes	5,564	—
Other liabilities	82,993	69,476

Total Liabilities	1,409,333	1,147,756

Commitments and contingencies
Stockholders’ Equity:
Common stock	137	134
Restricted common stock	6,883	7,188
Unearned compensation	(2,137)	(4,110)
Additional paid-in capital	906,789	811,292
Treasury common stock, at cost	(633,375)	(632,926)
Retained earnings	1,324,165	1,094,380
Accumulated other comprehensive loss	(13,387)	(3,078)

Total Stockholders’ Equity	1,589,075	1,272,880

Total Liabilities and Stockholders’ Equity	$2,998,408	$2,420,636

See accompanying note to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$29,574	$23,324	$(22,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	44,188	2,585	5,704
Maturities of investments	28	—	1,010
Purchases of investments	(44,185)	—	(1,919)
Sales of property and equipment	98,662	1,293	—
Purchases of property and equipment	(60,770)	(38,813)	(44,968)
Cash received from the sale of businesses	3,106	11,112	94,309
Sales and purchases of restricted investments and other	25,081	(47,077)	1,702

Net cash provided by (used in) investing activities	66,110	(70,900)	55,838

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in checks outstanding, net of deposits	(3,046)	15,696	—
Net borrowings (repayments) from subsidiaries	77,011	(271,105)	115,781
Proceeds from exercise of stock options and employee stock purchases	73,484	19,091	42,330
Proceeds from issuance of notes and other financing arrangements	—	—	5,680
Net intercompany proceeds from note payable	5,329	—	—
Repayment of debt	—	—	(5,864)
Repurchase of common stock	(449)	(88,706)	(288,318)
Dividends received from subsidiaries	10,000	137,787	277,660
Capital contributions to subsidiaries	(160,074)	(32,000)	(21,000)

Net cash provided by (used in) financing activities	2,255	(219,237)	126,269

Net increase (decrease) in cash and cash equivalents	97,939	(266,813)	160,079
Cash and cash equivalents, beginning of period	97,803	364,616	204,537

Cash and cash equivalents, end of period	$195,742	$97,803	$364,616

See accompanying note to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

NOTE TO CONDENSED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Health Net, Inc.’s (HNT) investment in subsidiaries is stated at cost plus equity in undistributed earnings (losses) of subsidiaries. HNT’s share of net income (loss) of its unconsolidated subsidiaries is included in consolidated income using the equity method. This condensed financial information of registrant (parent company only) should be read in conjunction with the consolidated financial statements of Health Net, Inc. and subsidiaries.

SUPPLEMENTAL SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HEALTH NET, INC.

(Amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Credited to Other Accounts (1)	Deductions (2)	Balance at End of Period
2005:
Allowance for doubtful accounts:
Premiums receivable	$9,016	$3,917	$(5,729)	$—	$7,204

2004:
Allowance for doubtful accounts:
Premiums receivable	$10,523	$7,367	$(8,874)	$—	$9,016

2003:
Allowance for doubtful accounts:
Premiums receivable	$13,964	$3,161	$(6,495)	$(107)	$10,523

(1)	Credited to premiums receivable on the Consolidated Balance Sheets.
(2)	Reflects the sales of our subsidiaries.