Form 10-Q
period 2006-03-31
HEALTH NET INC
filed 2006-05-10
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

or

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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

The number of shares outstanding of the registrant’s Common Stock as of May 4, 2006 was 115,323,798 (excluding 23,250,713 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUES
Health plan services premiums	$2,546,130	$2,397,689
Government contracts	615,897	496,710
Net investment income	23,359	15,763
Other income	1,244	1,583

Total revenues	3,186,630	2,911,745

EXPENSES
Health plan services	2,108,712	2,036,873
Government contracts	587,980	479,974
General and administrative	290,823	215,227
Selling	56,611	57,273
Depreciation and amortization	5,349	12,417
Interest	12,226	10,609
Litigation and severance and related benefit costs	—	67,042

Total expenses	3,061,701	2,879,415

Income from operations before income taxes	124,929	32,330
Income tax provision	48,336	10,982

Net income	$76,593	$21,348

Net income per share:
Basic	$0.67	$0.19
Diluted	$0.65	$0.19
Weighted average shares outstanding:
Basic	114,594	111,544
Diluted	118,398	113,235

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$870,224	$742,485
Investments—available for sale (amortized cost: 2006—$1,388,577; 2005—$1,385,268)	1,356,386	1,363,818
Premiums receivable, net of allowance for doubtful accounts (2006—$6,124; 2005—$7,204)	171,977	132,019
Amounts receivable under government contracts	143,625	122,796
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	295,800	265,517
Other receivables	84,414	79,572
Deferred taxes	99,866	93,899
Other assets	147,600	111,512

Total current assets	3,169,892	2,911,618
Property and equipment, net	136,727	125,773
Goodwill, net	751,949	723,595
Other intangible assets, net	47,062	18,409
Deferred taxes	46,560	31,060
Other noncurrent assets	137,645	130,267

Total Assets	$4,289,835	$3,940,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$986,525	$1,040,171
Health care and other costs payable under government contracts	62,529	62,536
IBNR health care costs payable under TRICARE North contract	295,800	265,517
Unearned premiums	324,063	106,586
Accounts payable and other liabilities	434,605	364,266

Total current liabilities	2,103,522	1,839,076
Senior notes payable	379,983	387,954
Other noncurrent liabilities	129,507	124,617

Total Liabilities	2,613,012	2,351,647

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2006—138,342 shares; 2005—137,898 shares)	138	137
Restricted common stock	—	6,883
Unearned compensation	—	(2,137)
Additional paid-in capital	932,116	906,789
Treasury common stock, at cost (2006—23,240 shares of common stock; 2005—23,182 shares of common stock)	(636,252)	(633,375)
Retained earnings	1,400,758	1,324,165
Accumulated other comprehensive loss	(19,937)	(13,387)

Total Stockholders’ Equity	1,676,823	1,589,075

Total Liabilities and Stockholders’ Equity	$4,289,835	$3,940,722

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Restricted Common Stock	Unearned Compensation	Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount				Shares	Amount
Balance as of January 1, 2005	134,450	$134	$7,188	$(4,110)	$811,292	(23,173)	$(632,926)	$1,094,380	$(3,078)	$1,272,880
Comprehensive income:
Net income								21,348		21,348
Change in unrealized depreciation on investments, net of tax benefit of $6,466									(10,042)	(10,042)

Total comprehensive income										11,306

Exercise of stock options including related tax benefit	1,075	1			22,692					22,693
Repurchases of common stock										—
Issuance of restricted stock	25		706	(706)						—
Forfeiture of restricted stock										—
Amortization of restricted stock grants				721						721
Lapse of restrictions of restricted stock grants			(35)		35					—
Employee stock purchase plan	10				258					258

Balance as of March 31, 2005	135,560	$135	$7,859	$(4,095)	$834,277	(23,173)	$(632,926)	$1,115,728	$(13,120)	$1,307,858

Balance as of January 1, 2006	137,898	$137	$6,883	$(2,137)	$906,789	(23,182)	$(633,375)	$1,324,165	$(13,387)	$1,589,075
Comprehensive income:
Net income								76,593		76,593
Change in unrealized depreciation on investments, net of tax benefit of $4,190									(6,550)	(6,550)

Total comprehensive income										70,043

Exercise of stock options including related tax benefit	444	1			14,449					14,450
Repurchases of common stock					1,160	(58)	(2,877)			(1,717)
Issuance of restricted stock										—
Forfeiture of restricted stock										—
Amortization of restricted stock grants					537					537
Lapse of restrictions of restricted stock grants										—
Share-based compensation expense					4,435					4,435
Reclassification in connection with adopting SFAS No. 123(R)			(6,883)	2,137	4,746					—

Balance as of March 31, 2006	138,342	$138	$—	$—	$932,116	(23,240)	$(636,252)	$1,400,758	$(19,937)	$1,676,823

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,593	$21,348
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	5,349	12,417
Share-based compensation expense	4,435	—
Other changes	4,344	3,189
Changes in assets and liabilities, net of effects of dispositions:
Premiums receivable and unearned premiums	177,519	(29,427)
Other current assets, receivables and noncurrent assets	(41,899)	(6,685)
Amounts receivable/payable under government contracts	(20,836)	4,387
Reserves for claims and other settlements	(53,647)	(14,006)
Accounts payable and other liabilities	34,046	103,928

Net cash provided by operating activities	185,904	95,151

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	228,995	23,090
Maturities of investments	15,770	13,777
Purchases of investments	(252,973)	(125,650)
Sales of property and equipment	—	33
Purchases of property and equipment	(15,730)	(10,425)
Cash (paid for acquisition) received from the sale of businesses	(73,100)	1,949
(Purchases) Sales of restricted investments and other	(9,027)	29,246

Net cash used in investing activities	(106,065)	(67,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	10,380	16,569
Excess tax benefit on share-based compensation	3,099	—
Medicare Part D deposits	36,145	—
Repurchases of common stock	(1,724)	—

Net cash provided by financing activities	47,900	16,569

Net increase in cash and cash equivalents	127,739	43,740
Cash and cash equivalents, beginning of year	742,485	722,102

Cash and cash equivalents, end of period	$870,224	$765,842

SUPPLEMENTAL CASH FLOWS DISCLOSURE AND SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid	$1,134	$767
Income taxes paid	30,540	2,632
Securities reinvested from restricted available for sale investments to restricted cash	3,467	—
Securities reinvested from restricted cash to restricted available for sale investments	658	—

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Health Net, Inc. (referred to herein as the Company, we, us or our) prepared the accompanying unaudited consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Our comprehensive income is as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions)
Net income	$76.6	$21.3
Other comprehensive loss, net of tax:
Net change in unrealized depreciation on investments available for sale	(6.6)	(10.0)

Comprehensive income	70.0	$11.3

Earnings Per Share

Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (stock options, restricted common stock and restricted stock units) outstanding during the periods presented.

Common stock equivalents arising from dilutive stock options, restricted common stock and restricted stock units are computed using the treasury stock method. There were 3,804,000 and 1,691,000 shares of dilutive common stock equivalents for the three months ended March 31, 2006 and 2005, respectively. Included in the dilutive common stock equivalents for the three months ended March 31, 2006 and 2005 are 152,000 dilutive restricted common stock and restricted stock units and 124,000 shares of dilutive restricted common stock, respectively.

Options to purchase an aggregate of 708,000 and 1,547,000 shares of common stock were considered anti-dilutive during the three months ended March 31, 2006 and 2005 respectively, and were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common stock for each respective period. These options expire through March 2016.

We are authorized to repurchase our common stock under our stock repurchase program authorized by our Board of Directors (see Note 6). Our stock repurchase program is currently on hold. We did not repurchase any of our common stock during the three months ended March 31, 2006 under our stock repurchase program. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future rating action taken by Moody’s Investor Service (Moody’s) and Standard & Poor’s Ratings Service (S&P) (see Note 7).

Share-Based Compensation

Adoption of SFAS No. 123(R)

As of March 31, 2006, we had various stock option and long term incentive plans which permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, which are described more fully below. Prior to January 1, 2006, we accounted for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related Interpretations, as permitted under Statement of Financial Accounting Standards (FASB) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). No stock-based employee compensation cost for stock options was recognized in the Consolidated Statement of Operations for years ended December 31, 2005 or prior, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” (SFAS No. 123 (R)) using the modified –prospective transition method. Under such transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. The compensation cost that has been charged against income under our various stock option and long-term incentive plans during the quarters ended March 31, 2006 and 2005 were $5.0 million and $0.7 million, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements for the quarters ended March 31, 2006 and 2005 were $1.9 million and $0.3 million, respectively. As a result of adopting SFAS No. 123(R) on January 1, 2006, our income from operations before income taxes and net income for the quarter ended March 31, 2006, are $4.2 million and $2.6 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.69 and $0.67, respectively, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.67 and $0.65, respectively.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility of our stock and other factors. We estimated the expected term of options by using historical data to estimate option exercise and employee termination within a lattice-based valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from a lattice-based option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Strip yields in effect at the time of grant.

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.75%	4.42%
Expected option lives (in years)	4.5	3.6
Expected volatility for options	28.0%	28.6%
Expected dividend yield	None	None

The weighted-average grant-date fair values for options granted during the three months ended March 31, 2006 and 2005 were $15.50 and $8.08, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 were $10.2 million and $15.1 million, respectively.

As of March 31, 2006, the total remaining unrecognized compensation cost related to nonvested stock options, restricted stock units and restricted stock was $24.3 million, $10.2 million and $1.6 million, respectively, which is expected to be recognized over a weighted-average period of 1.5 years, 3.9 years and 0.9 years, respectively.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $3.1 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow had we not adopted SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R) and upon issuance of the restricted shares pursuant to the agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation and amortized over the applicable restricted periods. As a result of adopting SFAS No. 123(R) on January 1, 2006, we transferred the remaining unearned compensation balance in our stockholders’ equity to additional paid in capital. Prior to the adoption of SFAS No. 123 (R), we recorded forfeitures of restricted stock, if any, and any compensation cost previously recognized for unvested awards was reversed in the period of forfeiture. Beginning in 2006, we record forfeitures in accordance with SFAS No. 123 (R) by estimating the forfeiture rates for share-based awards upfront and recording a true-up adjustment for the actual forfeitures.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under the company’s stock option plans to the prior period. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

Three Months Ended March 31, 2005
(Dollars in millions, except per share data)
Net income, as reported	$21.3
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.5
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	(3.6)

Net income, pro forma	$18.2

Basic net income per share:
As reported	$0.19
Pro forma	$0.16
Diluted net income per share:
As reported	$0.19
Pro forma	$0.16

Stock Option and Long Term Incentive Plans

We have various stock option and long term incentive plans which permit the grant of stock options and other equity awards, including but not limited to restricted stock and restricted stock units, to certain employees, officers and non-employee directors for up to 13.6 million shares of common stock. The stockholders have approved our various stock option plans except for the 1998 Stock Option Plan which was adopted by our Board of Directors. In May 2005, the stockholders approved the Health Net, Inc. 2005 Long-Term Incentive Plan which is an amendment and restatement of the 2002 and 1997 stock option plans.

Under our various stock option and long term incentive plans, we grant stock options and other equity awards. We grant stock options at exercise prices at or above the fair market value of the company’s common stock on the date of grant. The stock options carry a maximum contractual term of up to 10 years and in general, stock options and other equity awards vest based on one to five years of continuous service, except for certain awards where vesting is accelerated by virtue of attaining certain performance targets. Stock options and other equity awards under the plans provide for accelerated vesting under the circumstances set forth in the plans and equity award agreement if there is a change in control (as defined in the plans). As of March 31, 2006, 308,334 outstanding options and other equity awards had market or performance condition accelerated vesting provisions.

A summary of option activity under the various plans as of March 31, 2006, and changes during the three months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	11,812,650	$26.47
Granted	557,429	49.06
Exercised	(443,951)	26.32
Forfeited or expired	(287,146)	26.28

Outstanding at March 31, 2006	11,638,982	$27.56	6.76	$270,719,395

Exercisable at March 31, 2006	6,713,675	$25.10	5.56	$172,703,178

We have entered into restricted stock and restricted stock unit (RSU) agreements with certain employees. We have awarded shares of restricted common stock under the restricted stock agreements and rights to receive common stock under the RSU agreements. Each restricted stock unit represents the right to receive, upon vesting, one share of common stock. Awards of restricted stock and restricted stock units are subject to restrictions on transfer and forfeiture prior to vesting. During the three months ended March 31, 2006 and 2005, we awarded 0 and 25,000 shares of restricted common stock, respectively, and 249,879 and 0 RSUs, respectively.

A summary of restricted stock unit activity under the various plans as of March 31, 2006, and changes during the three months then ended is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	—	—	—
Granted	249,879	$49.06	$0.001
Vested	—	—	—
Forfeited	—	—	—

Outstanding at March 31, 2006	249,879	$49.06	$0.001	3.92	$12,698,600

A summary of the status of the Company’s restricted stock as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

	Restricted Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2006	273,666	$25.15
Granted	—	—
Vested	(75,875)	$24.56
Forfeited	—	—

Balance at March 31, 2006	197,791	$25.37

The fair values of restricted stock and restricted stock units are determined based on the market value of the shares on the date of grant. The weighted-average grant-date fair values of restricted stock granted during the three months ended March 31, 2006 and 2005 were $0 and $28.24, respectively. The total fair value of shares vested during the three months ended March 31, 2006 and 2005, was $3.7 million and $0.05 million, respectively. The weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2006 was $49.06. No restricted stock units were granted during the three months ended March 31, 2005. Compensation expense recorded for these restricted shares was $537,000 and $721,000 and $206,000 and $0 for the restricted stock units during the three months ended March 31, 2006 and 2005, respectively.

Under the Company’s various stock option and long term incentive plans, employees may elect for the company to withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of stock options and other equity awards made thereunder. During the three months ended March 31, 2006, we withheld 58,381 shares of common stock at the election of employees to satisfy their tax withholding obligations arising from the vesting of stock options and restricted stock awards.

We become entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options, restricted shares and RSUs when vesting occurs, the restrictions are released and the shares are issued. Restricted shares and RSUs are forfeited if the employees terminate prior to vesting.

Medicare Part D

Effective January 1, 2006, Health Net began offering the Medicare Part D (Part D) benefit as a fully insured product to our existing and new members. The Part D benefit consists of pharmacy benefits for Americans currently receiving Medicare coverage. Part D renewal occurs annually, however, it is not a guaranteed renewable product.

Health Net has two primary contracts under Part D, first one with the Centers for Medicare and Medicaid Services (CMS) and the second one with the enrollees. The CMS contract covers the portions of the revenue and expenses that will be paid for by CMS. The enrollee contract cover the services to be performed by Health Net for the premiums paid by the enrollees. The insurance contracts are directly underwritten with the enrollees, not CMS, and therefore there is a direct insurance relationship with the enrollees. The premiums are generally received directly from the enrollees.

Part D offers two types of plans: Prescription Drug Plan (PDP) and Medicare Advantage Plus Prescription Drug (MAPD). PDP covers only prescription drugs and can be combined with traditional Medicare or Medicare supplemental plans. MAPD covers both prescription drugs and medical care.

The revenue recognition of the revenue and cost reimbursement components under Part D is described below:

CMS Premium Direct Subsidy—Health Net receives a monthly premium from CMS based on an original bid amount. This payment for each individual is a fixed amount per member for the entire plan year and is based upon that individual’s risk score status. CMS premium is recognized evenly over the contract period and reported as part of health plan services premium revenue.

Member Premium—Health Net receives a monthly premium from members based on the original bid submitted to CMS and the subsequent CMS determined subsidy. The member premium is also fixed for the entire plan year. Member premium is recognized evenly over the contract period and reported as part of health plan services premium revenue.

Catastrophic Reinsurance Subsidy—Health Net receives 80% of the annual drug costs in excess of $5,100, or each member’s annual out-of-pocket maximum of $3,600. The CMS payment (a cost reimbursement estimate) is received monthly based on the original CMS bid. After the year is complete, a settlement is made based on actual experience. Catastrophic reinsurance subsidy is accounted for under deposit accounting.

Low-Income Premium Subsidy—For qualifying low-income members, CMS pays to Health Net, on the member’s behalf, some or all of the monthly Member Premium depending on the member’s income level in relation to the Federal Poverty Level. Low-income premium subsidy is recognized evenly over the contract period and reported as part of health plan services premium revenue.

Low-Income Member Cost Sharing Subsidy—For qualifying low-income members, CMS pays to Health Net, on the member’s behalf, some or all of a member’s cost sharing amounts (e.g. deductible, co-pay/coinsurance). The amount paid for the member by CMS is dependent on the member’s income level in relation to the Federal Poverty Level. Health Net receives these payments on a monthly basis, and they represent a cost reimbursement that is finalized and settled after the end of the year. Low-income member cost sharing subsidy is accounted for under deposit accounting.

CMS Risk Share—Health Net will receive additional premium or return premium based on whether the actual costs are higher or lower than the level estimated in the original bid submitted to CMS. The premium adjustment calculation is performed in the subsequent year based on the full year of experience of the prior year or, in the event of program termination, based on the experience up to the date of such termination. Estimated CMS risk share amounts are recorded on a quarterly basis as part of health plan services premium revenue based on experience up to the date of the financial statements.

Health care costs and general and administrative expenses associated with Part D are recognized as the costs and expenses are incurred.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill by reporting unit is as follows:

	Health Plans	Total
	(Dollars in millions)
Balance as of January 1, 2006	$723.6	$723.6
Goodwill purchased under Universal Care acquisition (Note 5)	28.4	28.4

Balance as of March 31, 2006	$752.0	$752.0

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
	(Dollars in millions)
As of March 31, 2006:
Provider networks	$40.5	$(23.1)	$17.4	4-40
Employer groups	92.9	(92.7)	0.2	11-23
Customer relationships and other (Note 5)	29.5	—	29.5	5-15

	$162.9	$(115.8)	$47.1

As of December 31, 2005:
Provider networks	$40.5	$(22.5)	$18.0	4-40
Employer groups	92.9	(92.5)	0.4	11-23

	$133.4	$(115.0)	$18.4

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

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 is as follows (dollars in millions):

2006	$5.1
2007	5.4
2008	5.4
2009	4.6
2010	4.4

Interest Rate Swap Contracts

We use interest rate swap contracts (Swap Contracts) as a part of our hedging strategy to manage certain exposures related to the effect of changes in interest rates on our 8.375% senior notes due 2011, of which $400 million in aggregate principal amount is outstanding (Senior Notes). The Swap Contracts are reflected at fair value in our consolidated balance sheets and the related Senior Notes are reflected at an amount equal to the sum of their carrying value plus or minus an adjustment representing the change in fair value of the Senior Notes attributable to the interest risk being hedged. See Note 7 for additional information on our Swap Contracts and Senior Notes. We assess on an on-going basis whether our Swap Contracts used to hedge the Senior Notes are highly effective in offsetting the changes in fair value of the Senior Notes. We recognized offsetting changes in the fair value of both the Swap Contracts and the Senior Notes in the net realized gains component of net investment income.

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of March 31, 2006 and December 31, 2005, the restricted cash and cash equivalents balances totaled $12.6 million and $5.1 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies pursuant to state regulatory requirements were $129.8 million and $132.1 million as of March 31, 2006 and December 31, 2005, respectively, and are included in investments available for sale.

Due to the downgrade of our senior unsecured debt rating in September 2004 (see Note 7), we were required under the Swap Contracts relating to our Senior Notes to post cash collateral for the unrealized loss position above the minimum threshold level. As of March 31, 2006 and December 31, 2005, the posted collateral was $18.9 million and $15.8 million, respectively, and was included in other noncurrent assets.

3. SEGMENT INFORMATION

We currently operate within two reportable segments: Health Plan Services and Government Contracts. Our Health Plan Services reportable segment includes the operations of our health plans in the states of Arizona, California, Connecticut, New Jersey, New York and Oregon, Medicare Part D, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries.

Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE program and other health care-related government contracts. Our Government Contracts segment administers one large, multi-year managed health care government contract and other health care related government contracts.

We evaluate performance and allocate resources based on segment pretax income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, except that intersegment transactions are not eliminated. We include investment and other income and expenses associated with our corporate shared services and other costs in determining Health Plan Services segment’s pretax income to reflect the fact that these revenues and expenses are primarily used to support Health Plan Services reportable segment.

Litigation and severance and related benefit costs are excluded from our measurement of segment performance since they are not managed within either of our reportable segments.

Our segment information is as follows:

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Three Months Ended March 31, 2006
Revenues from external sources	$2,546.1	$615.9		$3,162.0
Intersegment revenues	2.5	—	(2.5)	—
Segment pretax income	97.0	27.9		124.9

Three Months Ended March 31, 2005
Revenues from external sources	$2,397.7	$496.7		$2,894.4
Intersegment revenues	2.0	—	(2.0)	—
Segment pretax income	82.6	16.7		99.3

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions)
Commercial premium revenue	$1,690.8	$1,730.6
Medicare risk premium revenue	575.9	388.2
Medicaid premium revenue	279.4	278.9

Total Health Plan Services premiums	$2,546.1	$2,397.7

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income from operations before income taxes is as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions)
Total reportable segment pretax income	$124.9	$99.3
Litigation and severance and related benefit costs	—	(67.0)

Income from operations before income taxes as reported	$124.9	$32.3

4. LITIGATION AND SEVERANCE AND RELATED BENEFIT COSTS

Litigation

On May 3, 2005, we and the representatives of approximately 900,000 physicians and state and other medical societies announced that we had signed an agreement (Class Action Settlement Agreement) settling the lead physician provider track action in the multidistrict class action lawsuit, which is more fully described in Note 8. The Class Action Settlement Agreement requires us to pay $40 million to general settlement funds and $20 million for plaintiffs’ legal fees. We plan to make the required payments from operating cash and are not expecting to draw on our senior credit facility to fund them. In October 2005, Stanley Silverman, M.D., Scott Calig, M.D., Russell Stovall, M.D. and Forrest Lumpkin, M.D. filed Notices of Appeal of the District Court’s order granting its approval of the Class Action Settlement Agreement. Consequently, the effective date of the settlement, as well as the date by which we are obligated to make these payments, will be delayed pending the appeal. On December 30, 2005, Dr. Lumpkin’s appeal was dismissed for want of prosecution. He has attempted to revive his appeal through a brief he filed with the Eleventh Circuit on January 30, 2006. Plaintiffs and Health Net, Inc. filed a motion to strike Dr. Lumpkin’s brief. On February 6, 2006, Drs. Silverman and Calig filed an unopposed motion to dismiss their appeal. On February 9, 2006, the Eleventh Circuit dismissed Dr. Stovall’s appeal because his notice of appeal was untimely. On February 28, 2006, Dr. Stovall filed a motion for reconsideration of the Eleventh Circuit’s dismissal order. On March 2, 2006, the Eleventh Circuit granted Drs. Silverman and Calig’s unopposed motion to dismiss their appeal. On March 14, 2006, the Eleventh Circuit granted Dr. Lumpkin’s unopposed motion to dismiss his appeal. When all appeals have been exhausted and the settlement agreement becomes effective, we anticipate that the settlement agreement will result in the conclusion of substantially all pending provider track cases filed on behalf of physicians.

During the three months ended March 31, 2005, we recorded a pretax charge of approximately $65.6 million in connection with the Class Action Settlement Agreement, legal expenses and other expenses which we believe is our best estimate of our loss exposure related to this litigation. See Note 8 for additional information on this litigation.

Severance and Related Benefits

On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative costs, we would commence an involuntary workforce reduction of approximately 500 positions, which included reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast. During the three months ended March 31, 2005, we recognized $1.4 million in pretax severance and related benefit costs associated with this workforce reduction. The workforce reduction was substantially completed as of June 30, 2005 and all of the severance and benefit related costs had been paid out as of December 31, 2005. We used cash flows from operations to fund these payments.

5. ACQUISITION AND DIVESTITURES

Universal Care

In our commitment to providing access to care for all Californians and to increasing our membership, we completed the acquisition of certain health plan businesses of Universal Care, Inc. (Universal Care), a California-based health care company effective March 31, 2006. With this acquisition, we added 112,000 members as of March 31, 2006.

In connection with the acquisition, we paid $71.5 million and incurred approximately $2.5 million in transaction related costs. As of March 31, 2006, we had paid $1.6 million of such transaction costs. The acquisition was accounted for using the purchase method of accounting. In accordance with SFAS No. 141, “Business Combinations” (SFAS No. 141), the purchase price was allocated to the fair value of Universal Care assets acquired, including identifiable intangible assets, deferred tax asset, and the excess of purchase price over the fair value of net assets acquired resulted in goodwill, which is deductible for tax purposes. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are subject to impairment tests. Identified intangibles with definite useful lives are amortized on a straight-line basis over their estimated remaining lives (see Note 2). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at date of acquisition:

As of March 31, 2006
(Dollars in millions)
Intangible assets	$29.5
Goodwill	28.4
Deferred tax asset	16.1

Total assets acquired	74.0

Accrued transaction costs	(0.9)

Net assets acquired	$73.1

All of the net assets acquired were assigned to our Health Plan Services reportable segment.

The on-going financial results of the Universal Care acquisition will be included in our Health Plan Services reportable segment for periods following March 31, 2006. The pro forma effects of this acquisition are not material to our consolidated results of operations.

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

The Gem Companies were historically reported as part of our Health Plan Services reportable segment. The Gem Companies had been inactive subsidiaries and their revenues and expenses were negligible for the three months ended March 31, 2005.

6. STOCK REPURCHASE PROGRAM

Our Board of Directors has previously authorized us to repurchase up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under a stock repurchase program. After giving effect to realized exercise proceeds and tax benefits from the exercise of employee stock options, our total authority under our stock repurchase program is estimated at $703 million. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of March 31, 2006, we had repurchased an aggregate of 19,978,655 shares of our common stock under our stock repurchase program at an average price of $26.86 for aggregate consideration of approximately $537 million. We did not repurchase any shares of common stock under our stock repurchase program during the three months ended March 31, 2006. The remaining authorization under our stock repurchase program as of March 31, 2006 was $166 million after taking into account exercise proceeds and tax benefits from the exercise of employee stock options. We used net free cash available to the parent company to fund the share repurchases.

As a result of the Moody’s downgrade in September 2004 and S&P’s downgrade in November 2004 with respect to our senior unsecured debt rating, we have currently discontinued our repurchases of common stock under our stock repurchase program. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future ratings action taken by Moody’s or S&P on our senior unsecured debt rating (see Note 7). Our stock repurchase program does not have an expiration date. As of March 31, 2006, we have not terminated any repurchase program prior to its expiration date.

7. FINANCING ARRANGEMENTS

Senior Notes Payable

We have $400 million in aggregate principal amount of Senior Notes outstanding. The interest rate payable on our Senior Notes depends on whether the Moody’s or S&P credit rating applicable to the Senior Notes is below investment grade (as defined in the indenture governing the Senior Notes). On September 8, 2004, Moody’s announced that it had downgraded our senior unsecured debt rating from Baa3 to Ba1, which triggered an adjustment to the interest payable by us on our Senior Notes. As a result of the Moody’s downgrade, effective September 8, 2004, the interest rate on the Senior Notes increased from the original rate of 8.375% per annum to an adjusted rate of 9.875% per annum, resulting in an increase in our interest expense of approximately $6 million on an annual basis. On November 2, 2004, S&P announced that it had downgraded our senior unsecured debt rating from BBB- to BB+ and on March 1, 2005 S&P further downgraded our senior unsecured debt rating from BB+ to BB. On May 16, 2005, Moody’s further downgraded our senior unsecured debt rating from Ba1 to Ba2. The adjusted interest rate of 9.875% per annum will remain in effect for so long as the Moody’s rating on our senior unsecured debt remains below Baa3 (or the equivalent) or the S&P rating on our senior unsecured debt remains below BBB- (or the equivalent). During any period in which the Moody’s rating on our senior unsecured debt is Baa3 (or the equivalent) or higher and the S&P rating on our senior unsecured debt is BBB- (or the equivalent) or higher, the interest rate payable on the Senior Notes will be equal to the original rate of 8.375% per annum. Semi-annual interest is payable on April 15 and October 15 of each year.

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

Senior Credit Facility

We have a $700 million senior credit facility under a five-year revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and the other lenders party thereto. As of March 31, 2006, no amounts were outstanding under our senior credit facility.

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

On March 1, 2006, we entered into a third amendment. The third amendment, among other things, increases the letter of credit sublimit to $300 million and amends the definition of “Funded Indebtedness” so that undrawn letters of credit will be excluded from the calculation of the leverage ratio. It also amends the definition of “restricted payments” as it relates to the limitation on repurchases, redemptions or retirements of our capital stock to allow us to repurchase additional amounts equal to the proceeds received by us from the exercise of stock options held by employees, management or directors of the company, plus any tax benefit to us related to such exercise.

Letters of Credit

We can obtain letters of credit in an aggregate amount of $300 million under our senior credit facility, which reduces the maximum amount available for borrowing under our senior credit facility. As of March 31, 2006, we issued letters of credit for $90.1 million to secure surety bonds obtained related to AmCareco litigation (see Note 8). We also have secured letters of credit for $13.4 million to guarantee workers’ compensation claim payments to certain external third-party insurance companies in the event that we do not pay our portion of the workers’ compensation claims and $0.2 million as a rent guarantee. In addition, we secured a letter of credit for $10.0 million to cover risk of insolvency for the State of Arizona. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the senior credit facility is $586.3 million. No amounts have been drawn on any of these letters of credit.

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

The Swap Contracts have an aggregate notional principal amount of $400 million and effectively convert the fixed rate on the Senior Notes to a variable rate of six-month LIBOR plus 399.625 basis points. As of March 31, 2006, the Swap Contracts increased the effective interest rate of the Senior Notes by 76 basis points from 8.38% to 9.14%. The expected effective variable rate on the Senior Notes was 10.64% as of March 31, 2006. As of March 31, 2006, the Swap Contracts were reflected at negative fair value of $19.3 million in our consolidated balance sheet and the related Senior Notes were reflected at an amount equal to the sum of their carrying value less $19.3 million. The downgrades by Moody’s and S&P of our senior unsecured debt rating had no impact on our accounting for the Swap Contracts.

8. LEGAL PROCEEDINGS

Class Action Lawsuits

McCoy v. Health Net, Inc. et al., and Wachtel v. Guardian Life Insurance Co.

These two lawsuits are styled as nationwide class actions and are pending in the United States District Court for the District of New Jersey on behalf of a class of subscribers in a number of our large and small employer group plans. The Wachtel complaint initially was filed as a single plaintiff case in New Jersey State court on July 23, 2001. Subsequently, we removed the Wachtel complaint to federal court, and plaintiffs amended their complaint to assert claims on behalf of a class of subscribers in small employer group plans in New Jersey on December 4, 2001. The McCoy complaint was filed on April 23, 2003 and asserts claims on behalf of a nationwide class of Health Net subscribers. These two cases have been consolidated for purposes of trial. Plaintiffs allege that Health Net, Inc., Health Net of the Northeast, Inc. and Health Net of New Jersey, Inc. violated ERISA in connection with various practices related to the reimbursement of claims for services provided by out-of-network providers. Plaintiffs seek relief in the form of payment of benefits, injunctive and other equitable relief, and attorneys’ fees.

During 2001 and 2002, the parties filed and argued various motions and engaged in limited discovery. On April 23, 2003, plaintiffs filed a motion for class certification seeking to certify nationwide classes of Health Net subscribers. We opposed that motion and the Court took it under submission. On June 12, 2003, we filed a motion to dismiss the case, which was ultimately denied. On August 8, 2003, plaintiffs filed a First Amended Complaint, adding Health Net, Inc. as a defendant and expanding the alleged violations. On December 22, 2003, plaintiffs filed a motion for summary judgment on the issue of whether Health Net utilized an outdated database for calculating out-of-network reimbursements, which we opposed. That motion, and various other motions seeking injunctive relief and to narrow the issues in this case, are still pending.

On August 5, 2004, the District Court granted plaintiffs’ motion for class certification and issued an Order certifying two nationwide classes of Health Net subscribers who received medical services or supplies from an out-of-network provider and to whom Defendants paid less than the providers’ actual charge during the period from 1997 to 2004. On August 23, 2004, we requested permission from the Court of Appeals for the Third Circuit to appeal the District Court’s class certification Order pursuant to Rule 23(f) of the Federal Rules of Civil Procedure. On November 14, 2004, the Court of Appeals for the Third Circuit granted our motion for leave to appeal. On March 4, 2005, the Third Circuit issued a briefing and scheduling order for our appeal. Briefing on the appeal was completed on June 15, 2005. Oral argument was heard by the Third Circuit on December 15, 2005. No decision has yet been rendered on the appeal.

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

Discovery has concluded and a final pre-trial order was submitted to the District Court in McCoy/Wachtel on June 28, 2005. Both sides have moved for summary judgment, and briefing on those motions has been completed. In their summary judgment briefing, plaintiffs also sought appointment of a monitor to act as an independent fiduciary to oversee the administration of our Northeast health plans (including claims payment practices). We have opposed the appointment of a monitor. Notwithstanding our pending Third Circuit appeal of the District Court’s class certification order, a trial date was set for September 19, 2005. On July 29, 2005, we filed a motion in the District Court to stay the District Court action and the trial in light of the pending Third Circuit appeal. On August 4, 2005, the District Court denied our motion to stay and instead adjourned the September 19 trial date and ordered that the parties be prepared to go to trial on seven days’ notice as of September 19, 2005. We immediately filed a request for a stay with the Third Circuit seeking an order directing the District Court to refrain from holding any trial or entering any judgment or order that would have the effect of resolving any claims or issues affecting the disputed classes until the Third Circuit rules on the class certification order. Plaintiffs cross-moved for dismissal of the class certification appeal. On September 27, 2005, the Third Circuit granted our motion for a stay and denied plaintiffs’ cross-motion. Plaintiffs have not specified the amount of damages being sought in this litigation and, although these proceedings are subject to many uncertainties, based on the proceedings to date, we believe the amount of damages ultimately asserted by plaintiffs could be material.

On August 9, 2005, Plaintiffs filed a motion with the District Court seeking sanctions against us for a variety of alleged acts of serious misconduct, discovery abuses and fraud on the District Court. The sanctions sought by plaintiffs and being considered by the Court include, among others, entry of a default judgment, monetary sanctions, including a substantial award for plaintiffs’ legal fees and either the appointment of a monitor to oversee our claims payment practices and our dealings with state regulators or the appointment of an independent fiduciary to replace the company as a fiduciary with respect to our claims adjudications for members. Plaintiffs also are seeking the appointment of a discovery special master to oversee any further document production. On September 12, 2005, we responded to plaintiffs’ motion denying that any sanctionable misconduct, discovery abuses or fraud had occurred. The District Court conducted hearings for 11 days on this issue from October 2005 through March 2006. Throughout the time that the Court has held these hearings, the parties have taken additional depositions and have submitted additional briefing on several issues that have arisen. The hearings have now been concluded. Following the conclusion of the sanctions hearings, the parties submitted proposed findings of fact and conclusions of law. The District Court has taken these proposals under advisement and we are awaiting a decision.

While the sanctions proceedings were progressing, the Court and the Magistrate Judge overseeing discovery entered a number of orders relating, inter alia, to production of documents. On March 9, 2006, the Magistrate Judge ordered that all e-mails of all Health Net companies be searched for documents responsive to all of plaintiffs’ document requests. The practical effect of this order would be to require us to restore all e-mails from back-up tapes and to review them along with e-mails on all current servers. We were ordered to complete this project by April 4, 2006. Health Net appealed this order to the District Court, and sought a stay of the April 4 deadline for production. Plaintiffs opposed our appeal. On May 5, 2006, the Court entered an order dealing with a number of outstanding issues, including discovery issues related to the February 28 and March 9, 2006, discovery orders. Regarding discovery, the Court ordered, among other things, that Health Net produce e-mails for the 18 individuals identified in the February 28 order and e-mails for an additional 41 current or former Health Net employees, for the period July 1, 1998 to January 10, 2005. As a result of the Court’s discovery order, the Company, its outside counsel and consultants are engaged in efforts to restore, review and produce such emails.

Also included in the May 5, 2006 order was a determination that plaintiffs, in their effort to obtain production of documents that Health Net asserts are protected from disclosure by the attorney-client and attorney work-product privileges, had presented evidence sufficient to support a finding, at this preliminary stage of the case, that Health Net may have obstructed justice, and that the elements of the crime-fraud exception to the attorney-client privilege may have been met, in connection with misleading statements and misrepresentations that may have been made by Health Net personnel to the New Jersey Department of Banking and Insurance and the Court in connection with Health Net’s use of outdated data to calculate the reimbursement of claims for services provided by out-of-network providers. As a result, the Court ordered us to produce a number of privileged documents for inspection by the Court in order for the Court to determine whether a crime or fraud was committed such that the privileged documents should be provided to plaintiffs.

We intend to continue to defend ourselves vigorously in this litigation. These proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these proceedings or the incurrence of substantial legal fees or discovery expenses or sanctions during the pendency of the proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of these proceedings should not have a material adverse effect on our financial condition and liquidity.

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

On September 26, 2005, the District Court issued an order granting its final approval of the settlement agreement and directing the entry of final judgment. In October 2005, Stanley Silverman, M.D., Scott Calig, M.D., Russell Stovall, M.D. and Forrest Lumpkin, M.D. filed Notices of Appeal to the Eleventh Circuit of the District Court’s order granting its approval of the settlement agreement. Consequently, the effective date of the settlement will be delayed pending the appeal. On February 9, 2006, the Eleventh Circuit dismissed Dr. Stovall’s appeal because his notice of appeal was untimely. On February 28, 2006, Dr. Stovall filed a motion for reconsideration of the Eleventh Circuit’s dismissal order. On March 2, 2006, the Eleventh Circuit granted Drs. Silverman and Calig’s unopposed motion to dismiss their appeal. On March 14, 2006, the Eleventh Circuit granted Dr. Lumpkin’s unopposed motion to dismiss his appeal. When all appeals have been exhausted and the settlement agreement becomes effective, we anticipate that the settlement agreement will result in the conclusion of substantially all pending provider track cases filed on behalf of physicians.

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

Lawsuits related to the sale of business

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

On November 21, 2005, the Court proceeded with the bifurcated trial on AmCare-LA and AmCare-OK’s claims for punitive damages, other non-compensatory damages and attorneys’ fees. The Court signed a judgment on December 6, 2005, in which it denied AmCare-LA’s request for attorneys’ fees. The Court signed a judgment on December 12, in which it denied AmCare-OK’s request for attorneys’ fees. The Court signed another judgment on December 20, 2005, in which it dismissed AmCare-LA and AmCare-OK’s claim for punitive damages. On December 21, 2005, AmCare-LA and AmCare-OK filed a notice of election of treble damages in which those plaintiffs, in light of the Court’s December 20 judgment dismissing their claim for punitive damages,

“elected” to receive treble damages purportedly pursuant to the Texas Insurance Code and the Texas Civil Practices and Remedies Code. On that same day AmCare-OK filed a motion for a new trial on the Court’s denial of its request for attorneys’ fees. We filed a motion to strike that “election” of treble damages and deny the claim for treble damages, and alternatively a motion for a new trial on the “election” of treble damages on January 3, 2006. On January 23, 2006, the Court heard the motion for a new trial filed by AmCare-OK, and the motion to strike and alternatively the motion for a new trial that we filed. The Court denied AmCare-OK’s motion for a new trial on the attorneys’ fees, and granted our motion to strike the election of treble damages. The granting of our motion to strike rendered our motion for a new trial moot. The effect of the Court’s January 23, 2006 ruling is that the December 12 and December 20, 2005 judgments are now final for purposes of appeal. On February 13, 2006, AmCare-OK and AmCare-LA each appealed the orders denying them attorneys’ fees, and both appealed the trial court’s denial of punitive damages. A week later, on February 21, 2006, AmCare-OK and AmCare-LA appealed the trial court’s grant of the motion to strike the award of treble damages.

The record has not yet been lodged with the First Circuit Court of Appeal for purposes of any of the appeals taken by any party. A briefing schedule will be issued for each appeal once the record is lodged with the appellate court.

The AmCare-LA action was originally filed against us on June 30, 2003. That original action sought only to enforce a parental guarantee that FHC had issued in 1996. AmCare alleged that the parental guarantee obligated FHC to contribute sufficient capital to the Louisiana health plan to enable the plan to maintain statutory minimum capital requirements. The original action also alleged that the parental guarantee was not terminated in connection with the 1999 sale of the Louisiana plan.

The AmCare-TX and AmCare-OK actions were originally filed in Texas state court, and we were made a party to that action in the Third Amended Complaint that was filed on June 7, 2004. On September 30, 2004 and October 15, 2004, the AmCare-TX receiver and the AmCare-OK receivers, respectively, intervened or otherwise joined in the pending AmCare-LA litigation. The actions before the Texas state court remained pending despite these interventions. Following the intervention in the AmCare-LA action, all three receivers amended their complaints to assert essentially the same claims and successfully moved to consolidate their three actions in Louisiana. The consolidation occurred in November 2004. The consolidated actions then proceeded rapidly through extensive pre-trial activities, including discovery and motions for summary judgment.

On April 25, 2005, the Court granted in part our motion for summary judgment on the grounds that AmCareco’s mismanagement of the three plans after the 1999 sale was a superseding cause of approximately $46 million of plaintiffs’ claimed damages. On May 27, 2005, the Court reconsidered that ruling and entered a new order denying our summary judgment motion. The other defendants in the consolidated actions settled with plaintiffs before the pre-trial proceedings were completed in early June 2005.

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

In January 2004, we removed the Cap Z Action from New York state court to the United States District Court for the Southern District of New York. We then filed a motion to dismiss all of Cap Z’s claims, and Cap Z filed a motion to remand the action back to New York state court. On November 2, 2005, the District Court remanded this action to the New York state court in New York City, without addressing our motion to dismiss. The action was then assigned to the Commercial Division of the New York state court, which is staffed by judges who have more experience in handling complex commercial litigation.

On December 21, 2005, we filed a motion to dismiss all of Cap Z’s claims. Cap Z filed an opposition to the motion on January 20, 2006. Our reply was filed on February 7, 2006. The motion was argued on February 16, 2006. On May 5, 2006, the court issued its decision on our motion and dismissed all of Cap Z’s claims, including claims for fraud and claims for punitive damages, except for Cap Z’s claim that FHC breached express warranties and covenants under the stock purchase agreement. We are in the process of analyzing these rulings by the court and their effect on this litigation.

The court held a “preliminary conference” on January 24, 2006. At that conference, the court allowed Cap Z to begin document discovery, but otherwise held discovery in abeyance through the hearing on our motion to dismiss on February 16, 2006. Cap Z has begun document discovery directed to the SNTL Litigation Trust and us. Another “preliminary conference” with the court, which was scheduled for May 9, 2006, has been rescheduled for June 20, 2006.

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

During the fourth quarter of 2004 we recorded a $169 million pretax charge for expenses associated with settlements with providers that had been, or are currently in the process of being resolved, principally involving these alleged stop-loss claims underpayments. The earnings charge was recorded following a thorough review of all outstanding claims and management’s decision in the fourth quarter of 2004 to enter into negotiations in an attempt to settle a large number of these claims in our California and Northeast health plans. As of March 31, 2006, the provider dispute settlements have been substantially completed. During the three months ended March 31, 2006, no significant modification was made to the original estimated provider dispute liability amount, as we believed that the amount is adequate in all material respects to cover the outstanding estimated provider dispute settlements. In connection with these settlements, we have entered into new contracts with a large portion of our provider network.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS

The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and the risks discussed in our other filings from time to time with the SEC.

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

OVERVIEW

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.6 million individuals across the country through group, individual, Medicare, Medicaid and TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network, provides behavioral health, substance abuse and employee assistance programs (EAPs) to approximately 7.3 million individuals, including our own health plan members.

Acquisition of Universal Care Health Plan Business

In our commitment to providing access to care for all Californians and to increasing our membership, we acquired certain health plan businesses of Universal Care, Inc. (Universal Care), a California-based health care company effective March 31, 2006 for $71.5 million. With this acquisition, we added a total of 112,000 medical and dental members to our existing membership. We expect to complete the transition of the previous Universal Care members and add approximately 16,000 additional members during the second quarter of 2006. See Note 5 to our consolidated financial statements for additional information on our acquisition of Universal Care.

Medicare Advantage and Part D

We offer prescription drug coverage under Medicare Advantage in Arizona, California, Connecticut, New York and Oregon, states where we had already been offering Medicare services. As of March 31, 2006, we had approximately 190,000 Medicare Advantage members (including Universal Care aquisition) who in these states are generally permitted to sign up for the new benefit and receive prescription drug medications at no additional premium.

On January 1, 2006, we began offering the new “Part D” stand-alone prescription drug benefit in these states. In addition, we offer the stand-alone Part D prescription drug benefit to seniors in five states where we do not have Medicare Advantage membership: Massachusetts, New Jersey, Rhode Island, Vermont and Washington. As of March 31, 2006, we had approximately 255,000 Medicare Part D members.

How We Report Our Results

We currently operate within two reportable segments, Health Plan Services and Government Contracts, each of which is described below.

Our Health Plan Services reportable segment includes the operations of our health plans, which offer commercial, Medicare and Medicaid products, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. We have approximately 3.7 million members, including Medicare Part D and administrative services only (ASO) members, in our Health Plan Services segment.

Our Government Contracts segment includes our government-sponsored managed care federal contract with the U.S. Department of Defense (the Department of Defense) under the TRICARE program in the North Region and other health care related government contracts that we administer for the Department of Defense. Under the TRICARE contract for the North Region, we provide health care services to approximately 2.9 million Military Health System (MHS) eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries), including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.1 million other MHS-eligible beneficiaries for whom we provide ASO.

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

Health plan services premiums include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts, including Medicare Part D, to provide care to enrolled Medicare recipients. Medicare revenue can also include amounts for risk factor adjustments. The amount of premiums we earn in a given year is driven by the rates we charge and the enrollment levels. Health Plan services expense includes medical and related costs for health services provided to our members, including physician services, hospital and related professional services, outpatient care, and pharmacy benefit costs. These expenses are impacted by unit costs and utilization rates. Unit costs represent the health care cost per visit, and the utilization rates represent the volume of health care consumption by our members.

General and administrative expenses include those costs related to employees and benefits, consulting and professional fees, marketing, premium taxes and assessments and occupancy costs. Such costs are driven by membership levels, introduction of new products, system consolidations and compliance requirements for changing regulations. These expenses also included expenses associated with corporate shared services and other costs to reflect the fact that such expenses are incurred primarily to support our Health Plan Services segment. Selling expenses consist of external broker commission expenses and generally vary with premium volume.

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

RESULTS OF OPERATIONS

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except PMPM data)
REVENUES
Health plan services premiums	$2,546,130	$2,397,689
Government contracts	615,897	496,710
Net investment income	23,359	15,763
Other income	1,244	1,583

Total revenues	3,186,630	2,911,745

EXPENSES
Health plan services	2,108,712	2,036,873
Government contracts	587,980	479,974
General and administrative	290,823	215,227
Selling	56,611	57,273
Depreciation	4,758	11,556
Amortization	591	861
Interest	12,226	10,609
Litigation and severance and related benefit costs	—	67,042

Total expenses	3,061,701	2,879,415

Income from operations before income taxes	124,929	32,330
Income tax provision	48,336	10,982

Net income	$76,593	$21,348

Net income per share:
Basic	$0.67	$0.19
Diluted	$0.65	$0.19
Pretax margin	3.9%	1.1%
Health plan services medical care ratio (MCR)	82.8%	85.0%
Government contracts cost ratio	95.5%	96.6%
Administrative ratio (a)	11.6%	9.5%
Selling costs ratio (b)	2.2%	2.4%
Health plan services premiums per member per month (PMPM) (c)	$246.89	$231.84
Health plan services costs PMPM (c)	$204.48	$196.96

(a)	The administrative ratio is computed as the sum of general and administrative (G&A) and depreciation expenses divided by the sum of health plan services premium revenues and other income.

(b)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(c)	PMPM is calculated based on total at-risk member months and excludes administrative services only (ASO) member months. It also excludes 112,000 members acquired from Universal Care effective March 31, 2006.

Summary of Operating Results

Our overall operating performance in the three months ended March 31, 2006 demonstrated improvement compared with the same period in 2005. Positive developments for 2006 included the following:

•	Pretax margin was 3.9% for the three months ended March 31, 2006, compared to 1.1% for the same period in 2005, due to improved commercial and Medicare Advantage gross margins, litigation and severance and related benefit costs that did not recur in 2006;

•	MCR improved to 82.8% in the three months ended March 31, 2006 from 85.0% in the same 2005 period underscoring the pricing discipline and favorable health care cost trends in our commercial health plans and Medicare Advantage Plans;

•	Enrollment of 255,000 new members in the company’s Medicare Part D prescription drug benefit plans and successful transition of 112,000 members from the Universal Care acquisition;

•	Improvement of 67% in the pretax contribution from our Government Contracts segment in the three months ended March 31, 2006 as compared to the same period in 2005; and

•	Our debt-to-total-capital ratio improved to 18.5% as of March 31, 2006 as compared to 22.9% as of March 31, 2005.

Consolidated Segment Results

The following table summarizes the operating results of our reportable segments for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions)
Pretax income:
Health Plan Services segment	$97.0	$82.6
Government Contracts segment	27.9	16.7

Total segment pretax income	$124.9	$99.3

Litigation and severance and related benefit costs	—	(67.0)

Income from operations before income taxes as reported	$124.9	$32.3

Health Plan Services Segment Membership

The following table below summarizes our health plan membership information by program and by state at March 31, 2006 and 2005:

	Commercial (including ASO members)		Medicare Risk		Medicaid		Health Plans Total
	2006	2005	2006	2005	2006	2005	2006	2005
	(Membership in thousands)
Arizona	118	120	33	32	—	—	151	152
California	1,402	1,552	95	93	690	696	2,187	2,341
Connecticut	259	268	29	27	87	93	375	388
New Jersey	130	188	—	—	45	42	175	230
New York	232	251	7	6	—	—	239	257
Oregon	138	138	18	12	—	—	156	150

	2,279	2,517	182	170	822	831	3,283	3,518
Universal Care (effective March 31, 2006)	81	—	8	—	23	—	112	—
Medicare PDP Stand-alone (effective January 1, 2006)	—	—	255	—	—	—	255	—

Total	2,360	2,517	445	170	845	831	3,650	3,518

Our total health plan membership increased by 3.8% to 3.7 million members at March 31, 2006 from 3.5 million members at March 31, 2005. Excluding the increase in total health plan membership from the Universal Care acquisition and Medicare Part D, total health plan membership decreased by 6.7%. Our small group and individual enrollment declined 9.0% and large group enrollment declined 6.4% from March 31, 2005 to March 31, 2006.

Membership in our commercial health plans, including ASO members, decreased 6.2% at March 31, 2006 compared to March 31, 2005. This decrease was primarily attributable to the continued impact of premium pricing increases. The enrollment decline was primarily seen in our California plan which had a lapse rate of approximately 13%. Majority of the decline in the California plan was seen in the large group market. The decline in California enrollment was partially offset by the addition of 81,000 new members from the Universal Care acquisition completed on March 31, 2006. Our New Jersey plan experienced a net decline of 35,000 members in the small group market and a net decline of 24,000 members in the large group market. The Northeast health plans collectively had a lapse rate of approximately 29%.

Membership in our Medicare Risk program increased by 275,000 at March 31, 2006 compared to March 31, 2005. The increase in Medicare membership was primarily due to the addition of 255,000 members under Medicare Part D that became effective on January 1, 2006 and the Universal Care acquisition.

We participate in state Medicaid programs in California, Connecticut and New Jersey. California membership (including Universal Care members), where the program is known as Medi-Cal, comprised 84.4% and 83.8% of our Medicaid membership at March 31, 2006 and 2005, respectively. Membership in our Medicaid increased by 14,000 at March 31, 2006 compared to March 31, 2005. The increase in Medicaid membership was primarily due to the Universal Care acquisition.

Health Plan Services Segment Results

The following table summarizes the operating results for Health Plan Services for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions, except PMPM data)
Health Plan Services segment:
Health Plan Services premiums	$2,546.1	$2,397.7
Health Plan Services expenses	(2,108.7)	(2,036.9)

Gross margin	437.4	360.8

Net investment income	23.4	15.8
Other income	1.2	1.6
G&A	(290.8)	(215.2)
Selling	(56.6)	(57.3)
Amortization and depreciation	(5.4)	(12.5)
Interest	(12.2)	(10.6)

Pretax income	$97.0	$82.6

MCR	82.8%	85.0%
Health plan services premium PMPM	$246.89	$231.84
Health Care Cost PMPM	$204.48	$196.96

Health Plan Services Premiums

Total Health Plan Services premiums increased by $148.4 million, or 6.2%, for the three months ended March 31, 2006 as compared to the same period in 2005, as shown in the following table:

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions)
Commercial premium revenue (including ASO)	$1,690.8	$1,730.6
Medicare Risk premium revenue	575.9	388.2
Medicaid premium revenue	279.4	278.9

Total Health Plan Services premiums	$2,546.1	$2,397.7

Commercial premium revenues, including ASO, decreased by $39.8 million, or 2.3%, for the three months ended March 31, 2006 as compared to the same period in 2005. The decrease was largely attributable to membership losses, which was partially offset by an increase in premium rates in all of our health plans. Our commercial premium PMPM increased by an average of 9.1% (excluding ASO revenue) during the three months ended March 31, 2006 as compared to the same period in 2005.

Medicare Risk premiums increased by $187.7 million, or 48.3%, for the three months ended March 31, 2006 as compared to the same period in 2005. This increase is primarily due to the premiums paid to us by the Centers for Medicare and Medicaid Services for the members participating in the new Medicare Part D prescription drug program effective January 1, 2006 and favorable Medicare risk factor adjustments in our Arizona, California, Connecticut, Oregon and New York plans totaling $25.1 million for the 2004, 2005 and 2006 payment years which were recognized in the three months ended March 31, 2006 (see “—Health Plan Services Costs” for detail regarding the increase in capitation expense related to the retroactive Medicare rate adjustment). Approximately $6.0 million of this adjustment represented the impact of the 2006 payment year for the three months ended March 31, 2006. Increased membership in our Medicare Advantage program also contributed to the increase in premium revenue.

Medicaid premiums increased by $0.5 million, or 0.2%, for the three months ended March 31, 2006 as compared to the same period in 2005. The increase in the Medicaid premium rates for the Healthy Families and Access for Infants and Mothers programs were nearly offset by membership losses.

Health Plan Services Costs

Health Plan Services costs increased by $71.8 million, or 3.5%, for the three months ended March 31, 2006 as compared to the same period in 2005, as shown in the following table:

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions)
Commercial health care costs	$1,387.9	$1,461.5
Medicare Risk health care costs	491.5	348.0
Medicaid health care costs	229.3	227.4

Total Health Plan Services health care costs	$2,108.7	$2,036.9

Our Health Plan Services MCRs by line of business are as follows:

	Three Months Ended March 31,
	2006	2005
Commercial (including ASO)	82.1%	84.5%
Medicare Risk	85.4%	89.6%
Medicaid	82.1%	81.5%
Total	82.8%	85.0%

Commercial health care costs decreased by $73.6 million, or 5.0%, for the three months ended March 31, 2006 as compared to the same period in 2005. This decrease is primarily attributable to membership losses. Our commercial MCR also decreased, driven primarily by cost reductions from more favorable provider contracts as well as lower utilization. Commercial bed days were down by 2% for the three months ended March 31, 2006 compared with the same period in 2005. The increase in the commercial health care cost trend on a PMPM basis was 6.6% for the three months ended March 31, 2006 over the same period in 2005. Physician and hospital costs rose about 6% each and pharmacy costs rose about 7.5% on a PMPM basis.

Medicare Risk health care costs increased by $143.5 million, or 41.2%, for the three months ended March 31, 2006 as compared to the same period in 2005. Medicare Risk health care costs increased as a result of an increase in pharmacy costs due to Medicare Part D coverage and an increase in membership and increased capitation expense from Medicare risk factor adjustments totaling $9.2 million for the 2004, 2005 and 2006 payment years which were recognized in the three months ended March 31, 2006 (see “—Health Plan Services Premiums” for detail regarding the increase in premium revenue related to the retroactive Medicare rate adjustment). Approximately $2.2 million of this adjustment represented the impact of the 2006 payment year for the three months ended March 31, 2006. Medicare Risk MCR decreased in the three months ended March 31, 2006 due to more favorable network contracts in California and Arizona.

Medicaid health care costs increased by $1.9 million, or 0.8%, for the three months ended March 31, 2006 as compared to the same period in 2005. The increase in the Medicaid Risk health care cost PMPM was 1.7% for the three months ended March 31, 2006 over the same periods in 2005. The Medicaid MCR increased for the three months ended March 31, 2006 when compared to the same period in 2005, primarily driven by higher physician costs.

Net Investment and Other Income

Net investment income increased by $7.6 million, or 48.2%, for the three months ended March 31, 2006 as compared to the same period in 2005, primarily due to higher interest rates on higher cash and investment balances.

General, Administrative and Other Costs

G&A costs increased by $75.6 million, or 35.1%, for the three months ended March 31, 2006 as compared to the same period in 2005. Our administrative ratio (G&A and depreciation expenses as a percentage of Health Plan Services premiums and other income) increased to 11.6% for the three months ended March 31, 2006 from 9.5% for the same period in 2005. The increase is primarily due to our increased spending for our Medicare expansion plans, an increase in marketing activities for new product developments, and recognition of stock option expense as a result of adopting SFAS No. 123(R). See Note 2 to the consolidated financial statements for further information on the impact of SFAS No. 123(R).

The selling costs ratio (selling costs as a percentage of Health Plan Services premiums) decreased to 2.2% for the three months ended March 31, 2006 from 2.4% for the same period in 2005. The decrease is primarily due to a decline in our small group and individual membership, which have higher commission cost structures.

Amortization and depreciation expense decreased by $7.1 million for the three months ended March 31, 2006 as compared to the same period in 2005 primarily due to the sale of assets under the sale-leaseback transaction completed in June 2005.

Interest expense increased by $1.6 million, or 15.2%, for the three months ended March 31, 2006 as compared to the same period in 2005. The increases are due to an increase in the variable interest rate we pay on the Swap Contracts that hedge against interest rate risk associated with our fixed rate senior notes.

Government Contracts Segment Membership

Under our TRICARE contract for the North Region, we provided health care services to approximately 2.9 million eligible beneficiaries in the Military Health System (MHS) as of March 31, 2006 and March 31, 2005, respectively. Included in the 2.9 million eligibles as of March 31, 2006 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.1 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of March 31, 2006, there were approximately 1.4 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

In addition to the 2.9 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer 15 contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 11 states covering approximately 36,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for Government Contracts for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions, except membership)
Government Contracts segment:
Revenues	$615.9	$496.7
Government contracts costs	588.0	480.0

Pretax income	$27.9	$16.7

Government Contracts Ratio	95.5%	96.6%

Government Contracts Revenues

Government Contracts revenues increased by $119.2 million, or 24.0%, for the three months ended March 31, 2006 as compared to the same period in 2005. The increase in Government Contracts revenues is primarily due to an increase in health care services provided from a rise in demand for private sector services as a direct result of heightened military activity.

Government Contracts Costs

Government Contracts costs increased by $108.0 million, or 22.5% for the months ended March 31, 2006 as compared to the same period in 2005, primarily due to higher costs from a rise in demand for private sector services as a direct result of heightened military activity.

The Government contracts ratio decreased by 110 basis points for the three months ended March 31, 2006 as compared to the same period in 2005 due to improved health care performance in the second option year of the North contract.

Litigation and Severance and Related Benefit Costs

Class Action Settlement. On May 3, 2005, we announced that we signed a settlement agreement with the representatives of approximately 900,000 physicians and state and other medical societies settling the lead physician provider track action in the multidistrict class action lawsuit. During the three months ended March 31, 2005, we recorded a pretax charge in our consolidated statement of operations of $65.6 million to account for the settlement agreement, legal expenses and other expenses related to the physician class action litigation. See Note 8 to the consolidated financial statements for additional information regarding the physician class action lawsuit.

Severance and related benefit costs. On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative costs, we would commence an involuntary workforce reduction of approximately 500 positions, which included reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast. The workforce reduction was substantially completed by June 30, 2005 and all of the $25.3 million of severance and related benefit costs recorded in 2004 had been paid out by December 31, 2005. We used available cash to fund these payments. See Note 4 to the consolidated financial statements for additional information regarding severance and related benefit costs.

Income Tax Provision

Our income tax expense and the effective income tax rate for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions)
Income tax expense	$48.3	$11.0
Effective income tax rate (1)	38.7%	34.0%

(1)	The effective income tax rate differs from the statutory federal tax rate of 35.0% in each period due primarily to state income taxes, tax-exempt investment income and business divestitures. The effective rate for the three months ended March 31, 2006 is higher when compared to the same period in 2005 due primarily to the $2.2 million tax benefit related to the sale of a small subsidiary in the three months ended March 31, 2005.

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

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $143.6 million and $122.8 million as of March 31, 2006 and December 31, 2005, respectively.

During the fourth quarter of 2004, we recorded a pretax charge of $169 million for expenses associated with provider settlements including $158 million related to the health care portion of the provider settlements and $11 million related to legal costs. As of March 31, 2006, the provider dispute settlements have been substantially completed. The cash payments for provider dispute settlements have been funded by cash flows from operations. No significant modification was made to the original estimated provider dispute liability amount, as we believe that the amount is adequate in all material respects to cover the outstanding estimated provider dispute settlements. For additional information regarding the provider settlements included in the fourth quarter 2004 charge, see Note 8 to the consolidated financial statements.

Operating Cash Flows

Our operating cash flows for the three months ended March 31, 2006 compared to the same period in 2005 are as follows:

	March 31, 2006	March 31, 2005	Change 2006 over 2005
	(Dollars in millions)
Net cash provided by operating activities	$185.9	$95.2	$90.7

Net cash from operating activities increased primarily due the following:

•	Increase in cash flows from receipt of prepaid Medicare premiums of $169 million, partially offset by

•	Decrease in cash flows from our TRICARE contracts of $25 million, and

•	Decrease in cash flows from other assets of $35 million.

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

Our cash flows from investing activities for the three months ended March 31, 2006 compared to the same period in 2005 are as follows:

	March 31, 2006	March 31, 2005	Change 2006 over 2005
	(Dollars in millions)
Net cash used in investing activities	$(106.1)	$(68.0)	$(38.1)

Net cash used in investing activities increased due primarily to $73.1 million cash paid for the Universal Care acquisition, net purchase of restricted investments of $38.3 million and purchase of property and equipment of $5.3 million, partially offset by net sales and maturities of investments of $80.6 million.

Financing Activities

Our cash flows from financing activities for the three months ended March 31, 2006 compared to the same period in 2005 are as follows:

	March 31, 2006	March 31, 2005	Change 2006 over 2005
	(Dollars in millions)
Net cash provided by financing activities	$47.9	$16.6	$31.3

Net cash provided by financing activities increased due to advance deposits received from CMS for Medicare Part D low income subsidies and catastrophic claims in excess of related payments of $36.1 million and an increase of $3.1 million in excess tax benefit related to share-based compensation. The increases in financing activities were partially offset by an increase of $1.7 million in repurchases of our common stock combined with a decrease in cash proceeds of $6.2 million from the exercise of stock options and employee stock purchases when compared to the prior year.

Capital Structure

Stock Repurchase Program. Our Board of Directors has previously authorized us to repurchase up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under a stock repurchase program. After giving effect to realized exercise proceeds and tax benefits from the exercise of employee stock options, our total authority under our stock repurchase program is estimated at $703 million. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of March 31, 2006, we had repurchased an aggregate of 19,978,655 shares of our common stock under our stock repurchase program at an average price of $26.86 for aggregate consideration of approximately $537 million. The remaining authorization under our stock repurchase program as of March 31, 2006 was $166 million after taking into account exercise proceeds and tax benefits from the exercise of employee stock options. We used net free cash available to the parent company to fund the share repurchases. As a result of Moody’s downgrade in September 2004 and S&P’s downgrade in November 2004 with respect to our senior unsecured debt rating, we have currently discontinued our repurchases of common stock under our stock repurchase program. Our decision to resume the repurchase of shares under our stock repurchase program will depend on a number of factors, including, without limitation, any future ratings action taken by Moody’s or S&P on our senior unsecured debt rating. See Note 7 to our consolidated financial statements for additional information regarding the Moody’s and S&P downgrades. Our stock repurchase program does not have an expiration date. As of March 31, 2006, we have not terminated any repurchase program prior to its expiration date.

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

Senior Credit Facility. We have a $700 million five-year revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and the other lenders party thereto. As of March 31, 2006, no amounts were outstanding under our senior credit facility.

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

We can obtain letters of credit in an aggregate amount of $300 million under our senior credit facility, which reduces the maximum amount available for borrowing under our senior credit facility. As of March 31,

2006, we had an aggregate of $90.1 million in letters of credit issued pursuant to the senior credit facility primarily to secure surety bonds issued in connection with litigation. We also have secured letters of credit for $13.4 million to guarantee workers’ compensation claim payments to certain external third-party insurance companies in the event that we do not pay our portion of the workers’ compensation claims and $0.2 million as a rent guarantee. In addition, we secured a letter of credit effective January 1, 2006 in the amount of $10.0 million to cover risk of insolvency for the State of Arizona. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the senior credit facility is $586.3 million as of March 31, 2006. No amounts have been drawn on any of these letters of credit.

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

On March 1, 2006, we entered into a third amendment. The third amendment, among other things, increases the letter of credit sublimit to $300 million and amends the definition of “Funded Indebtedness” so that undrawn letters of credit will be excluded from the calculation of the leverage ratio. It also amends the definition of “restricted payments” as it relates to the limitation of repurchases, redemptions or retirements of our capital stock to allow us to repurchase additional amounts equal to the proceeds received by us from the exercise of stock options held by employees, management or directors of the company, plus any tax benefit to us related to such exercise.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of March 31, 2006, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of

Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital against 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At March 31, 2006, we had sufficient capital to exceed this level. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash or other assets to the parent company.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. Health Net, Inc. did not make any capital contributions to its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations during the three months ended March 31, 2006 or thereafter through May 9, 2006.

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

Contractual Obligations

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2005 in our Annual Report on Form 10-K for the year ended December 31, 2005. Those contractual obligations include long-term debt, operating leases and other purchase obligations. We do not have significant changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2006, we had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Critical Accounting Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2005, we identified the critical accounting policies which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, government contracts, goodwill and recoverability of long-lived assets and investments. We have not changed these policies from those previously disclosed in our Annual Report on Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and health care and other costs payable under government contracts and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of March 31, 2006 is discussed below.

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

An extensive degree of actuarial judgment is used in this estimation process, considerable variability is inherent in such estimates, and the estimates are highly sensitive to changes in medical claims submission and payment patterns and medical cost trends. As such, the completion factors and the claims per member per month trend factor are the most significant factors used in estimating our reserves for claims. Since a large portion of the reserves for claims is attributed to the most recent months, the estimated reserves for claims are highly sensitive to these factors.

The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by these factors:

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$(43.4) million
1%	$(22.1) million
(1)%	$22.8 million
(2)%	$46.5 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$24.1 million
1%	$12.0 million
(1)%	$(12.0) million
(2)%	$(24.1) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2006. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $11.7 million as of March 31, 2006.

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

The Swap Contracts have an aggregate principal notional amount of $400 million and effectively convert the fixed interest rate on the Senior Notes to a variable rate equal to the six-month London Interbank Offered Rate plus 399.625 basis points. See Note 7 to our consolidated financial statements for additional information regarding the Swap Contracts.

The interest rate on borrowings under our senior credit facility, of which there were none as of March 31, 2006, is subject to change because of the varying interest rates that apply to borrowings under the senior credit facility. For additional information regarding our senior credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.” Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.

The fair value of our fixed rate borrowing as of March 31, 2006 was approximately $453 million, which was based on bid quotations from third-party data providers. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of March 31, 2006. These cash outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of March 31, 2006 prior to entering into the Swap Contracts.

	2006	2007	2008	2009	2010	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowing:
Principal	$—	$—	$—	$—	$—	$400.0	$400.0
Interest	39.5	39.5	39.5	39.5	39.5	19.8	217.3
Valuation of interest rate swap contracts (a)	3.9	3.6	3.8	4.1	4.3	2.1	21.8

Cash outflow on fixed-rate borrowing	$43.4	$43.1	$43.3	$43.6	$43.8	$421.9	$639.1

(a)	Expected cash (inflow) outflow from Swap Contracts as of the most recent practicable date of April 28, 2006 is $3.8 million, $3.8 million, $4.2 million, $4.7 million, $5.2 million and $2.6 million for 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 8 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

The risk factors set forth below update, and should be read together with, the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Our efforts to capitalize on Medicare business opportunities could prove to be unsuccessful.

Medicare programs represent a significant portion of our business, accounting for approximately 13% of our total revenue in 2005 and an expected 17% in 2006. In connection with the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) and the MMA implementing regulations adopted in 2005, we have significantly expanded our Medicare health plans and restructured our Medicare program management team to enhance our ability to pursue business opportunities presented by the MMA and the Medicare program generally. Particular risks associated with our providing Medicare Part D prescription drug benefits under the MMA include potential uncollectability of receivables resulting from processing facilitated enrollment, inadequacy of underwriting assumptions, inability to receive and process information and increased pharmaceutical costs, (as well as the underlying seasonality of this business). If the cost or complexity of the recent Medicare changes exceed our expectations or prevent effective program implementation, if the government alters or reduces funding of Medicare programs because of the higher-than-anticipated cost to taxpayers of the MMA or for other reasons, if we fail to design and maintain programs that are attractive to Medicare participants or if we are not successful in winning contract renewals or new contracts under the MMA’s competitive bidding process, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, and we may not be able to realize any return on our investments in Medicare initiatives.

We face risks related to litigation, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, we incur material expenses in the defense of litigation and our results of operations or financial condition could be adversely affected if we fail to accurately project litigation expenses.

We are subject to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, breach of contract actions, tort claims, fraud and misrepresentation claims, shareholder suits, including suits for securities fraud, and intellectual property and real estate related disputes. In addition, we incur and likely will continue to incur potential liability for claims particularly related to the insurance industry in general and our business in particular, such as claims by members alleging failure to pay for or provide health care, poor outcomes for care delivered or arranged, improper rescission, termination or non-renewal of coverage, claims by employer groups for return of premiums and claims by providers, including claims for withheld or otherwise insufficient compensation or reimbursement, claims related to self-funded business, and claims related to reinsurance matters. Such actions can also include allegations of fraud, misrepresentation, and unfair or improper business practices and can include claims for punitive damages. For example in McCoy v. Health Net, Inc. et al., and Wachtel v. Guardian Life Insurance Co., the plaintiffs allege that the manner in which our various subsidiaries paid member claims for out of network services was improper. Plaintiffs have sought potentially severe sanctions against us for a variety of alleged misconduct, discovery abuses and fraud on the court. The sanctions sought by plaintiffs and being considered by the court include, among others, entry of a default judgment, monetary sanctions, and either the appointment of a monitor to oversee our claims payment practices and our dealings with state regulators or the appointment of an independent fiduciary to replace us as a fiduciary with respect to our claims adjudications for members. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against various managed care organizations, including us. In some of the cases pending against us, substantial non-economic or punitive damages are also being sought. See Note 8 to our consolidated financial statements for additional information regarding McCoy and our other legal proceedings.

We cannot predict the outcome of any lawsuit with certainty, and we are incurring material expenses in the defense of litigation matters, including, without limitation, substantial discovery costs. While we currently have insurance coverage for some of the potential liabilities relating to litigation, other such liabilities (such as punitive damages or the cost of implementing changes in our operations required by the resolution of a claim), may not be covered by insurance, the insurers could dispute coverage or the amount of insurance could not be sufficient to cover the damages awarded. In addition, insurance coverage for all or certain types of liability may become unavailable or prohibitively expensive in the future or the deductible on any such insurance coverage could be set at a level which would result in us effectively self-insuring cases against us. The deductible on our errors and omissions (“E&O”) insurance has reached such a level. Given the amount of the deductible, the only cases which would be covered by our E&O insurance are those involving claims that substantially exceed our average claim values and otherwise qualify for coverage under the terms of the insurance policy.

In addition, recent court decisions and legislative activity may increase our exposure for any of the types of claims we face. There is a risk that we could incur substantial legal fees and expenses, including discovery expenses, in any of the actions we defend in excess of amounts budgeted for defense. Plaintiffs’ attorneys have increasingly used expansive electronic discovery requests as a litigation tactic. Responding to these requests, the scope of which may exceed the normal capacity of our historical systems for archiving and organizing electronic documents, may require application of significant resources and impose significant costs on us. In certain cases, we could also be subject to awards of substantial legal fees and costs to plaintiffs’ counsel. Although we have established reserves for litigation costs, we cannot assure you that our recorded reserves are adequate to cover such costs. Therefore, the litigation to which we are subject could have a material adverse effect on our financial condition or results of operations and could prompt us to change our operating procedures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A description of the Company’s stock repurchase program and the information required under this Item 2 is contained under the caption “Stock Repurchase Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this Quarterly Report on Form 10-Q. The Company did not repurchase any shares of common stock during the three months ended March 31, 2006 under our publicly announced stock repurchase program.

Under the Company’s various stock option and long term incentive plans (the “Plans”), employees may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of stock options and other equity awards made thereunder. Restricted stock awards granted under the Plans are made pursuant to individual restricted stock agreements, a form of which is filed as an exhibit to the Company’s Annual Report on Form 10-K. The following table provides information with respect to the shares withheld by the Company to satisfy these obligations to the extent employees elected for the Company to withhold such shares. These repurchases were not part of our publicly announced stock repurchase program, which is described elsewhere in this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1–January 31	—	—
February 1–February 28	57,827	$49.29
March 1–March 31	554	$50.04
Total	58,381	$49.30

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1	Third Amendment to Credit Agreement, dated as March 1, 2006, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2006).

10.2	Waiver and Release of Claims between Health Net, Inc. and Jeffrey M. Folick, dated as of March 6, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2006).

10.3	Amendment One to Foundation Health Systems Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006).

10.4	Form of Restricted Stock Unit Award Agreement to be utilized for Tier 1, 2 and 3 officers of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006).

10.5	Form of Nonqualified Stock Option Agreement to be utilized for Tier 1, 2 and 3 officers of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006).

10.6	Form of Restricted Stock Agreement to be utilized for Tier 1, 2 and 3 officers of Health Net, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: May 8, 2006	By:	/s/ ANTHONY S. PISZEL
Anthony S. Piszel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2006	By:	/s/ MAURICE S. HEBERT
Maurice S. Hebert
Corporate Controller
(Principal Accounting Officer)