Form 10-Q
period 2006-06-30
HEALTH NET INC
filed 2006-08-07
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

or

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

The number of shares outstanding of the registrant’s Common Stock as of August 3, 2006 was 115,963,591 (excluding 23,339,880 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
Health plan services premiums	$2,622,848	$2,390,679	$5,168,978	$4,788,368
Government contracts	615,557	610,656	1,231,454	1,107,366
Net investment income	26,256	17,213	49,615	32,976
Other income	1,461	1,309	2,705	2,892

Total revenues	3,266,122	3,019,857	6,452,752	5,931,602

EXPENSES
Health plan services	2,185,641	2,023,174	4,294,353	4,060,047
Government contracts	580,052	580,685	1,168,032	1,060,659
General and administrative	295,064	233,723	585,887	448,950
Selling	59,630	56,082	116,241	113,355
Depreciation and amortization	6,230	11,328	11,579	23,745
Interest	13,449	10,543	25,675	21,152
Litigation and severance and related benefit costs	—	16,237	—	83,279

Total expenses	3,140,066	2,931,772	6,201,767	5,811,187

Income from operations before income taxes	126,056	88,085	250,985	120,415
Income tax provision	49,023	34,522	97,359	45,504

Net income	$77,033	$53,563	$153,626	$74,911

Net income per share:
Basic	$0.67	$0.48	$1.34	$0.67
Diluted	$0.65	$0.47	$1.30	$0.66
Weighted average shares outstanding:
Basic	115,213	112,451	114,906	111,999
Diluted	118,305	114,851	118,354	114,045

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$825,925	$742,485
Investments—available for sale (amortized cost: 2006—$1,422,722; 2005—$1,385,268)	1,382,583	1,363,818
Premiums receivable, net of allowance for doubtful accounts (2006—$4,857; 2005—$7,204)	229,133	132,019
Amounts receivable under government contracts	135,433	122,796
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	318,827	265,517
Other receivables	116,258	79,572
Deferred taxes	57,141	93,899
Restricted assets for senior notes redemption	499,557	—
Other assets	159,662	111,512

Total current assets	3,724,519	2,911,618
Property and equipment, net	144,436	125,773
Goodwill, net	751,949	723,595
Other intangible assets, net	45,532	18,409
Deferred taxes	48,574	31,060
Other noncurrent assets	132,186	130,267

Total Assets	$4,847,196	$3,940,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$976,382	$1,040,171
Health care and other costs payable under government contracts	60,325	62,536
IBNR health care costs payable under TRICARE North contract	318,827	265,517
Unearned premiums	338,611	106,586
Bridge loan	200,000	—
Senior notes payable	376,052	—
Accounts payable and other liabilities	389,130	364,266

Total current liabilities	2,659,327	1,839,076
Senior notes payable	—	387,954
Term loan	300,000	—
Other noncurrent liabilities	108,222	124,617

Total Liabilities	3,067,549	2,351,647

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2006—139,232 shares; 2005—137,898 shares)	139	137
Restricted common stock	—	6,883
Unearned compensation	—	(2,137)
Additional paid-in capital	967,126	906,789
Treasury common stock, at cost (2006—23,339 shares of common stock; 2005—23,182 shares of common stock)	(640,623)	(633,375)
Retained earnings	1,477,791	1,324,165
Accumulated other comprehensive loss	(24,786)	(13,387)

Total Stockholders’ Equity	1,779,647	1,589,075

Total Liabilities and Stockholders’ Equity	$4,847,196	$3,940,722

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Restricted Common Stock	Unearned Compensation	Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount				Shares	Amount
Balance as of January 1, 2005	134,450	$134	$7,188	$(4,110)	$811,292	(23,173)	$(632,926)	$1,094,380	$(3,078)	$1,272,880
Comprehensive income:
Net income								74,911		74,911
Change in unrealized depreciation on investments, net of tax benefit of $1,432									(2,216)	(2,216)

Total comprehensive income										72,695

Exercise of stock options including related tax benefit	1,877	2			45,316					45,318
Issuance of restricted stock	30		869	(869)						—
Forfeiture of restricted stock	(13)		(345)	345						—
Amortization of restricted stock grants				1,211						1,211
Lapse of restrictions of restricted stock grants			(207)		207					—
Employee stock purchase plan	20				562					562

Balance as of June 30, 2005	136,364	$136	$7,505	$(3,423)	$857,377	(23,173)	$(632,926)	$1,169,291	$(5,294)	$1,392,666

Balance as of January 1, 2006	137,898	$137	$6,883	$(2,137)	$906,789	(23,182)	$(633,375)	$1,324,165	$(13,387)	$1,589,075
Comprehensive income:
Net income								153,626		153,626
Change in unrealized depreciation on investments, net of tax benefit of $7,331									(11,399)	(11,399)

Total comprehensive income										142,227

Exercise of stock options including related tax benefit	1,334	2			40,596					40,598
Repurchases of common stock					4,424	(157)	(7,248)			(2,824)
Amortization of restricted stock grants					941					941
Share-based compensation expense					9,630					9,630
Reclassification in connection with adopting SFAS No. 123(R)			(6,883)	2,137	4,746					—

Balance as of June 30, 2006	139,232	$139	$—	$—	$967,126	(23,339)	$(640,623)	$1,477,791	$(24,786)	$1,779,647

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$153,626	$74,911
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	11,579	23,745
Share-based compensation expense	9,630	—
Other changes	8,346	6,289
Changes in assets and liabilities, net of effects of dispositions:
Premiums receivable and unearned premiums	134,911	(43,983)
Other current assets, receivables and noncurrent assets	(42,006)	(21,021)
Amounts receivable/payable under government contracts	(14,848)	2,633
Reserves for claims and other settlements	(63,790)	(103,832)
Accounts payable and other liabilities	(18,477)	145,689

Net cash provided by operating activities	178,971	84,431

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	273,369	207,573
Maturities of investments	46,018	52,430
Purchases of investments	(363,656)	(269,426)
Sales of property and equipment	—	79,428
Purchases of property and equipment	(28,409)	(17,866)
Cash (paid) received related to the (acquisition) sale of businesses	(73,594)	1,949
(Purchases) sales of restricted investments and other	(505,970)	42,706

Net cash (used in) provided by investing activities	(652,242)	96,794

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	31,275	35,730
Excess tax benefit on share-based compensation	5,320	—
Net Medicare Part D deposits	25,613	—
Repurchases of common stock	(2,831)	—
Proceeds from issuance of bridge and term loans	497,334	—

Net cash provided by financing activities	556,711	35,730

Net increase in cash and cash equivalents	83,440	216,955
Cash and cash equivalents, beginning of year	742,485	722,102

Cash and cash equivalents, end of period	$825,925	$939,057

SUPPLEMENTAL CASH FLOWS DISCLOSURE AND SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid	$26,299	$19,504
Income taxes paid	81,389	7,795
Securities reinvested from restricted available for sale investments to restricted cash	16,284	1,364
Securities reinvested from restricted cash to restricted available for sale investments	17,217	—

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

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Our comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Net income	$77.0	$53.6	$153.6	$74.9
Other comprehensive income (loss), net of tax:
Net change in unrealized (depreciation) appreciation on investments available for sale	(4.8)	7.8	(11.4)	(2.2)

Comprehensive income	$72.2	$61.4	$142.2	$72.7

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

Common stock equivalents arising from dilutive stock options, restricted common stock and restricted stock units (RSU) are computed using the treasury stock method. There were 3,092,000 and 3,448,000 shares of dilutive common stock equivalents outstanding for the three and six months ended June 30, 2006, respectively, and 2,400,000 and 2,046,000 shares of dilutive common stock equivalents outstanding for the three and six months ended June 30, 2005, respectively. Included in the dilutive common stock equivalents are 101,000 and 136,000 dilutive restricted common stock and RSUs for the three and six months ended June 30, 2006, respectively, and 147,000 and 136,000 shares of dilutive restricted common stock, for the three and six months ended June 30, 2005, respectively.

Options to purchase an aggregate of 1,366,000 and 1,305,000 shares of common stock during the three and six months ended June 30, 2006, respectively, and 94,000 and 1,169,000 shares of common stock during the three and six months ended June 30, 2005, respectively, were considered anti-dilutive and were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common stock for each respective period. These options expire through June 2016.

We are authorized to repurchase our common stock under our stock repurchase program authorized by our Board of Directors (see Note 6). Our stock repurchase program is currently on hold. We did not repurchase any shares of our common stock during the three and six months ended June 30, 2006 under our stock repurchase program.

Share-Based Compensation

Adoption of SFAS No. 123(R)

As of June 30, 2006, we had various stock option and long-term incentive plans which permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, which are described more fully below. Prior to January 1, 2006, we accounted for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related Interpretations, as permitted under Statement of Financial Accounting Standards (FASB) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). No stock-based employee compensation cost for stock options was recognized in our Consolidated Statement of Operations for years ended December 31, 2005 or prior, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) using the modified–prospective transition method. Under such transition method, compensation cost recognized in the three and six months ended June 30, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. The compensation cost that has been charged against income under our various stock option and long-term incentive plans was $5.6 million and $0.5 million during the three months ended June 30, 2006 and 2005, respectively, and $10.6 million and $1.2 million during the six months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.2 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively, and $4.1 million and $0.5 million during the six months ended June 30, 2006 and 2005, respectively. As a result of adopting SFAS No. 123(R) on January 1, 2006, our income from operations before income taxes and net income are $4.0 million and $2.5 million lower, respectively, for the three months ended June 30, 2006, and $8.2 million and $5.1 million lower, respectively, for the six months ended June 30, 2006 than if we had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share are $0.02 and $0.02 lower, respectively, for the three months ended June 30, 2006, and $0.04 and $0.04 lower for the six months ended June 30, 2006, than if we had continued to account for share-based compensation under Opinion 25.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.92%	4.03%	4.84%	4.33%
Expected option lives (in years)	4.4	3.8	4.4	3.7
Expected volatility for options	27.2%	38.7%	27.5%	30.9%
Expected dividend yield	None	None	None	None

The weighted-average grant-date fair values for options granted during the three and six months ended June 30, 2006 were $13.88 and $14.64, respectively. The weighted-average grant-date fair values for options granted during the three and six months ended June 30, 2005 were $11.46 and $8.84, respectively. The total intrinsic value of options exercised was $13.7 million and $8.0 million during the three months ended June 30, 2006 and 2005, respectively, and $23.9 million and $23.0 million during the six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, the total remaining unrecognized compensation cost related to nonvested stock options, restricted stock units and restricted stock was $28.3 million, $19.0 million and $1.2 million, respectively, which is expected to be recognized over a weighted-average period of 1.5 years, 3.7 years and 0.8 years, respectively.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $5.3 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow had we not adopted SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R) and upon issuance of the restricted shares pursuant to the restricted stock agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation and amortized over the applicable restricted periods. As a result of adopting SFAS No. 123(R) on January 1, 2006, we transferred the remaining unearned compensation balance in our stockholders’ equity to additional paid in capital. Prior to the adoption of SFAS No. 123(R), we recorded forfeitures of restricted stock, if any, and any compensation cost previously recognized for unvested awards was reversed in the period of forfeiture. Beginning in 2006, we record forfeitures in accordance with SFAS No. 123(R) by estimating the forfeiture rates for share-based awards upfront and recording a true-up adjustment for the actual forfeitures.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in millions, except per share data)
Net income, as reported	$53.6	$74.9
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.3	0.7
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2.6)	(6.2)

Net income, pro forma	$51.3	$69.4

Basic net income per share:
As reported	$0.48	$0.67
Pro forma	$0.46	$0.62
Diluted net income per share:
As reported	$0.47	$0.66
Pro forma	$0.45	$0.61

Stock Option and Long Term Incentive Plans

We have various stock option and long term incentive plans which permit the grant of stock options and other equity awards, including but not limited to restricted stock and RSUs, to certain employees, officers and non-employee directors up to an aggregate of 18.4 million shares of common stock. Our stockholders have approved our various stock option plans except for the 1998 Stock Option Plan, which was approved and adopted by our Board of Directors. In May 2006, our stockholders approved the Health Net, Inc. 2006 Long-Term Incentive Plan.

Under our stock option and long-term incentive plans, we grant stock options and other equity awards. We grant stock options at exercise prices at or above the fair market value of the Company’s common stock on the date of grant. The stock options carry a maximum contractual term of up to 10 years and in general, stock options and other equity awards vest based on one to five years of continuous service, except for certain awards where vesting is accelerated by virtue of attaining certain performance targets. Stock options and other equity awards under the plans provide for accelerated vesting under the circumstances set forth in the plans and equity award agreements if there is a change in control (as defined in the plans). As of June 30, 2006, 8,334 outstanding stock options had market or performance condition accelerated vesting provisions.

A summary of option activity under our various plans as of June 30, 2006, and changes during the six months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	11,812,650	$26.47
Granted	1,192,329	46.83
Exercised	(1,334,361)	26.83
Forfeited or expired	(424,708)	28.54

Outstanding at June 30, 2006	11,245,910	$28.51	6.75	$190,087,445

Exercisable at June 30, 2006	6,034,930	$24.95	5.37	$122,023,359

We have entered into restricted stock and restricted stock unit (RSU) agreements with certain employees. We have awarded shares of restricted common stock under the restricted stock agreements and rights to receive common stock under the RSU agreements to certain employees. Each RSU represents the right to receive, upon vesting, one share of common stock. Awards of restricted stock and RSUs are subject to restrictions on transfer and forfeiture prior to vesting. During the six months ended June 30, 2006 and 2005, we awarded 0 and 30,000 shares of restricted common stock, respectively, and 497,379 and 0 RSUs, respectively.

A summary of the status of the Company’s restricted common stock as of June 30, 2006, and changes during the six months then ended is presented below:

	Restricted Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2006	273,666	$25.15
Granted	—	—
Vested	(107,541)	24.91
Forfeited	—	—

Balance at June 30, 2006	166,125	$25.31

A summary of RSU activity under our various plans as of June 30, 2006, and changes during the six months then ended is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	—	—	—
Granted	497,379	$47.36	$0.001
Vested	—	—	—
Forfeited	(8,009)	49.06	0.001

Outstanding at June 30, 2006	489,370	$47.33	$0.001	3.73	$22,104,353

The fair value of restricted common stock and RSUs is determined based on the market value of the shares on the date of grant. The weighted-average grant-date fair values of restricted common stock granted during the six months ended June 30, 2006 and 2005 were $0 and $28.96, respectively. The total fair value of shares vested during the six months ended June 30, 2006 and 2005, was $5.2 million and $0.3 million, respectively. The weighted-average grant-date fair value of RSUs granted during the six months ended June 30, 2006 was $47.36. No RSUs were granted during the six months ended June 30, 2005. Compensation expense recorded for the restricted common stock was $404,000 and $490,000 during the three months ended June 30, 2006 and 2005, respectively, and $941,000 and $1,211,000 during the six months ended June 30, 2006 and 2005, respectively. Compensation expense recorded for the RSUs was $1,194,000 and $0 during the three months ended June 30, 2006 and 2005, respectively, and $1,399,000 and $0 during the six months ended June 30, 2006 and 2005, respectively.

Under the Company’s various stock option and long-term incentive plans, employees and non-employee directors may elect for the company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and exercise price obligations arising from the vesting of stock options and other equity awards made thereunder. During the six months ended June 30, 2006, we withheld 157,018 shares of common stock at the election of employees and non-employee directors to satisfy their tax withholding and exercise price obligations arising from the vesting of stock options and restricted stock awards.

We become entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options, restricted shares and RSUs when vesting occurs, the restrictions are released and the shares are issued. Stock options, restricted common stock and RSUs are forfeited if the employees terminate prior to vesting.

Medicare Part D

Effective January 1, 2006, Health Net began offering the Medicare Part D (Part D) benefit as a fully insured product to our existing and new members. The Part D benefit consists of pharmacy benefits for Americans currently receiving Medicare coverage. Part D renewal occurs annually, however, it is not a guaranteed renewable product.

Health Net has two primary contracts under Part D, one with the Centers for Medicare and Medicaid Services (CMS) and one with the Part D enrollees. The CMS contract covers the portions of the revenue and expenses that will be paid for by CMS. The enrollee contract covers the services to be performed by Health Net for the premiums paid by the enrollees. The insurance contracts are directly underwritten with the enrollees, not CMS, and therefore there is a direct insurance relationship with the enrollees. The premiums are generally received directly from the enrollees.

Part D offers two types of plans: Prescription Drug Plan (PDP) and Medicare Advantage Plus Prescription Drug (MAPD). PDP covers only prescription drugs and can be combined with traditional Medicare or Medicare supplemental plans. MAPD covers both prescription drugs and medical care.

The revenue recognition of the revenue and cost reimbursement components under Part D is described below:

CMS Premium Direct Subsidy—Health Net receives a monthly premium from CMS based on an original bid amount. This payment for each individual is a fixed amount per member for the entire plan year and is based upon that individual’s risk score status. The CMS premium is recognized evenly over the contract period and reported as part of health plan services premium revenue.

Member Premium—Health Net receives a monthly premium from members based on the original bid submitted to CMS and the subsequent CMS determined subsidy. The member premium is also fixed for the entire plan year. The member premium is recognized evenly over the contract period and reported as part of health plan services premium revenue.

Catastrophic Reinsurance Subsidy—Health Net receives 80% of the annual drug costs in excess of $5,100, or each member’s annual out-of-pocket maximum of $3,600. The CMS payment (a cost reimbursement estimate) is received monthly based on the original CMS bid. After the year is complete, a settlement is made based on actual experience. The catastrophic reinsurance subsidy is accounted for under deposit accounting.

Low-Income Premium Subsidy—For qualifying low-income members, CMS pays to Health Net, on the member’s behalf, some or all of the monthly member premium depending on the member’s income level in relation to the Federal Poverty Level. The low-income premium subsidy is recognized evenly over the contract period and reported as part of health plan services premium revenue.

Low-Income Member Cost Sharing Subsidy—For qualifying low-income members, CMS pays to Health Net, on the member’s behalf, some or all of a member’s cost sharing amounts (e.g. deductible, co-pay/coinsurance). The amount paid for the member by CMS is dependent on the member’s income level in relation to the Federal Poverty Level. Health Net receives these payments on a monthly basis, and they represent a cost reimbursement that is finalized and settled after the end of the year. The low-income member cost sharing subsidy is accounted for under deposit accounting.

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

Health care costs and general and administrative expenses associated with Part D are recognized as the costs and expenses are incurred.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill by reporting unit is as follows:

	Health Plans	Total
	(Dollars in millions)
Balance as of January 1, 2006	$723.6	$723.6
Goodwill purchased under Universal Care transaction (Note 5)	28.4	28.4

Balance as of March 31, 2006	$752.0	$752.0

Balance as of June 30, 2006	$752.0	$752.0

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
	(Dollars in millions)
As of June 30, 2006:
Provider networks	$40.5	$(23.8)	$16.7	4-40
Employer groups	92.9	(92.9)	—	11-23
Customer relationships and other (Note 5)	29.5	(0.7)	28.8	5-15

	$162.9	$(117.4)	$45.5

As of December 31, 2005:
Provider networks	$40.5	$(22.5)	$18.0	4-40
Employer groups	92.9	(92.5)	0.4	11-23

	$133.4	$(115.0)	$18.4

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, we performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2006 at our Health Plans reporting unit and also re-evaluated the useful lives of our other intangible assets. No goodwill impairment was identified in our Health Plans reporting unit. We also determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives.

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 is as follows (dollars in millions):

2006	$5.1
2007	5.4
2008	5.4
2009	4.6
2010	4.4

Interest Rate Swap Contracts

We use interest rate swap contracts (Swap Contracts) as a part of our hedging strategy to manage certain exposures related to the effect of changes in interest rates on our 8.375% senior notes due 2011, of which $400 million in aggregate principal amount is currently outstanding (Senior Notes). In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Swap Contracts and the related Senior Notes are reflected at fair value in our consolidated balance sheets. We assess on an on-going basis whether our Swap Contracts used to hedge the Senior Notes are highly effective in offsetting the changes in fair value of the Senior Notes. We recognized offsetting changes in the fair value of both the Swap Contracts and the Senior

Notes in the net realized gains component of net investment income. In June 2006 we announced that we are redeeming the Senior Notes (see Note 7). In connection with the pending redemption, we plan to terminate the Swap Contracts when the Senior Notes are redeemed in the third quarter of 2006 and expect to recognize a loss of approximately $23 million associated with the payment of termination and settlement of the Swap Contracts. See Note 7 for additional information regarding our Swap Contracts.

Restricted Assets

In June 2006, we began a series of transactions for the purpose of refinancing our Senior Notes. We used the net proceeds from a $200 million bridge loan agreement and a $300 million term loan agreement to purchase U.S. Treasury securities, which were in turn pledged as collateral to secure the Senior Notes (see Note 7). The Treasury securities are included as current assets on our consolidated balance sheet under the line item “restricted assets for senior notes redemption.” As of June 30, 2006, these restricted assets totaled $499.6 million. The redemption is expected to be completed by August 14, 2006. See Note 7 for details regarding the redemption of our Senior Notes.

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of June 30, 2006 and December 31, 2005, the restricted cash and cash equivalents balances totaled $3.0 million and $5.1 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies pursuant to state regulatory requirements were $114.6 million and $132.1 million as of June 30, 2006 and December 31, 2005, respectively, and are included in investments available for sale.

Due to the downgrade of our senior unsecured debt rating in September 2004 (see Note 7), we were required under the Swap Contracts relating to our Senior Notes to post cash collateral for the unrealized loss position above the minimum threshold level. As of June 30, 2006 and December 31, 2005, the posted collateral was $24.9 million and $15.8 million, respectively, and was included in other noncurrent assets. We will no longer be required to post this collateral once the Senior Notes are redeemed and the Swap Contracts are terminated. See Note 7 for additional information regarding the pending redemption of our Senior Notes and the termination of our Swap Contracts.

Recently Issued Accounting Pronouncements

Effective June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (FIN 48). This interpretation clarifies the accounting for uncertain taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. The interpretation also requires that any reserve for unrealized tax benefit is reported separately in a tax liability account and classified as current or noncurrent based upon the expected resolution of tax examinations and appeals. Additional disclosure in the footnotes to the audited financial statements will be required concerning the income tax liability for contingencies and open statutes of limitations for examination by major tax jurisdictions. FIN 48 is effective for annual periods beginning after December 15, 2006 and any cumulative effect of adopting FIN 48 will be recorded in the three months ended March 31, 2007. We are currently reviewing the anticipated impact, but do not expect the impact to be material to our financial condition or results of operations.

3. SEGMENT INFORMATION

We currently operate within two reportable segments: Health Plan Services and Government Contracts. Our Health Plan Services reportable segment includes the operations of our health plans in the states of Arizona, California, Connecticut, New Jersey, New York and Oregon, our Part D operations, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries.

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

Our segment information is as follows:

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Three Months Ended June 30, 2006
Revenues from external sources	$2,622.8	$615.6		$3,238.4
Intersegment revenues	2.5	—	$(2.5)	—
Segment pretax income	90.6	35.5		126.1

Three Months Ended June 30, 2005
Revenues from external sources	$2,390.7	$610.7		$3,001.4
Intersegment revenues	2.2	—	$(2.2)	—
Segment pretax income	74.3	30.0		104.3

Six Months Ended June 30, 2006
Revenues from external sources	$5,169.0	$1,231.5		$6,400.5
Intersegment revenues	5.0	—	$(5.0)	—
Segment pretax income	187.5	63.5		251.0

Six Months Ended June 30, 2005
Revenues from external sources	$4,788.4	$1,107.4		$5,895.8
Intersegment revenues	4.2	—	$(4.2)	—
Segment pretax income	157.0	46.7		203.7

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Commercial premium revenue	$1,750.1	$1,717.8	$3,440.9	$3,448.4
Medicare risk premium revenue	580.0	390.5	1,156.0	778.7
Medicaid premium revenue	292.7	282.4	572.1	561.3

Total Health Plan Services premiums	$2,622.8	$2,390.7	$5,169.0	$4,788.4

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income from operations before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Total reportable segment pretax income	$126.1	$104.3	$251.0	$203.7
Litigation and severance and related benefit costs	—	(16.2)	—	(83.3)

Income from operations before income taxes as reported	$126.1	$88.1	$251.0	$120.4

4. LITIGATION AND SEVERANCE AND RELATED BENEFIT COSTS

Litigation

On June 30, 2005, a jury in Louisiana state court returned a $117 million verdict against us in a lawsuit arising from the 1999 sale of three health plan subsidiaries of the Company. The verdict consisted of a $52.4 million compensatory damage award and a $65 million punitive damage award. See Note 8 for additional information on this litigation. On August 2, 2005, the Court entered final judgment on the jury’s verdict in the AmCare-TX matter. In its final judgment, the Court, among other things, reduced the compensatory damage award to $44.5 million (which is 85% of the jury’s $52.4 million compensatory damage award) and rejected the AmCare-TX receiver’s demand for a trebling of the compensatory damages. The Court’s judgment upheld the award of $65 million in punitive damages. During the three months ended June 30, 2005, we recorded a pretax charge of $15.9 million representing total estimated legal defense costs related to this litigation.

On May 3, 2005, we and the representatives of approximately 900,000 physicians and state and other medical societies announced that we had signed an agreement (Class Action Settlement Agreement) settling the lead physician provider track action in the multidistrict class action lawsuit, which is more fully described in Note 8. The Class Action Settlement Agreement required us to pay $40 million to general settlement funds and $20 million for plaintiffs’ legal fees. Four physicians appealed the order approving the settlement, but each of the physicians moved to dismiss their appeals, and all of the appeals were dismissed by the Eleventh Circuit by June 20, 2006. Consequently, the Class Action Settlement Agreement became effective on July 1, 2006, and on July 6, 2006, we made payments, including accrued interest, totaling approximately $61.9 million as required by that agreement. We anticipate that those payments will result in the conclusion of substantially all pending provider track cases filed against us on behalf of physicians. The payment had no material impact to our results of operations for the three months ended June 30, 2006, as the cost had been fully accrued in the prior year. The payments were funded by cash flows from operations.

Severance and Related Benefits

On May 4, 2004, we announced that, in order to enhance efficiency and reduce administrative costs, we would commence an involuntary workforce reduction of approximately 500 positions, which included reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast. During the three and six months ended June 30, 2005, we recognized $0.3 million and $1.7 million, respectively, in pretax severance and related benefit costs associated with this workforce reduction. The workforce reduction was substantially completed as of June 30, 2005 and all of the severance and benefit related costs had been paid out as of December 31, 2005. We used cash flows from operations to fund these payments.

5. ACQUISITION, TRANSACTION AND DIVESTITURE

Universal Care

On March 31, 2006, we completed the acquisition of certain health plan businesses of Universal Care, Inc. (Universal Care), a California-based health care company, and paid $74.0 million, including transaction related costs. With this acquisition, we added 119,000 members as of June 30, 2006.

The acquisition was accounted for using the purchase method of accounting. In accordance with SFAS No. 141, “Business Combinations” (SFAS No. 141), the purchase price was allocated to the fair value of Universal Care assets acquired, including identifiable intangible assets, deferred tax asset, and the excess of purchase price over the fair value of net assets acquired resulted in goodwill, which is deductible for tax purposes. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are subject to impairment tests. Identified intangibles with definite useful lives are amortized on a straight-line basis over their estimated remaining lives (see Note 2). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of March 31, 2006
(Dollars in millions)
Intangible assets	$29.5
Goodwill	28.4
Deferred tax asset	16.1

Total assets acquired	74.0

Accrued transaction costs	(0.9)

Net assets acquired	$73.1

All of the net assets acquired were assigned to our Health Plan Services reportable segment.

The on-going financial results of the Universal Care transaction are included in our Health Plan Services reportable segment and are not material to our consolidated results of operations.

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

The Gem Companies were historically reported as part of our Health Plan Services reportable segment. The Gem Companies had been inactive subsidiaries and their revenues and expenses were negligible for the six months ended June 30, 2005.

6. STOCK REPURCHASE PROGRAM

Our Board of Directors has authorized us to repurchase up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under a stock repurchase program. After giving effect to realized exercise proceeds and tax benefits from the exercise of employee stock options, our total authority under our stock repurchase program is estimated at $732 million. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of June 30, 2006, we had repurchased an aggregate of 19,978,655 shares of our common stock under our stock repurchase program at an average price of $26.86 for aggregate consideration of approximately $537 million. We did not repurchase any shares of common stock under our stock repurchase program during the three and six months ended June 30, 2006. The remaining authorization under our stock repurchase program as of June 30, 2006 was $195 million after taking into account exercise proceeds and tax benefits from the exercise of employee stock options. We used net free cash available to the parent company to fund the share repurchases.

In late 2004 we placed our stock repurchase program on hold, primarily as a result of Moody’s and S&P having downgraded our senior unsecured debt rating to below investment grade. Although our senior unsecured debt rating remains below investment grade, we are currently evaluating the possibility of resuming share repurchases under our stock repurchase program based, in part, on our operating results for the first half of 2006, as well as the amount of cash we expect to have available at the parent company during the second half of 2006. Any decision to resume share repurchases under our stock repurchase program is subject to review and approval by our Board of Directors.

7. FINANCING ARRANGEMENTS

Redemption of Senior Notes

We currently have $400 million in aggregate principal amount of Senior Notes due April 2011 outstanding. On June 23, 2006, we began a series of transactions for the purpose of redeeming our Senior Notes.

We entered into a $200 million Bridge Loan Agreement (the Bridge Loan Agreement), with The Bank of Nova Scotia, as administrative agent and sole lender. As of June 30, 2006, $200 million was outstanding under the Bridge Loan Agreement. We may voluntarily prepay amounts outstanding under the Bridge Loan Agreement, in whole or in part, at any time without penalty or premium (subject to certain customary breakage costs). The bridge loan is mandatorily prepayable only to the extent that loans made under the Bridge Loan Agreement exceed unutilized commitments under our senior credit facility. The interest rate under the Bridge Loan Agreement is based on London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.50%. The interest rate on the bridge loan at June 30, 2006, and for the 91-day term, is 6.98%. The Bridge Loan Agreement has a final maturity date of September 22, 2006. We are considering alternative financing options to repay the amounts outstanding under our Bridge Loan Agreement on or prior to its maturity.

We also entered into a $300 million Term Loan Credit Agreement (the Term Loan Agreement) with JP Morgan Chase Bank, N.A., as administrative agent, Citicorp USA, Inc., as syndication agent, and the other lenders party thereto. As of June 30, 2006, $300 million was outstanding under the Term Loan Agreement. We may voluntarily prepay amounts outstanding under the Term Loan Agreement, in whole or in part, at any time without penalty or premium (subject to certain customary breakage costs). The interest rate on the term loan is determined according to the LIBOR rate or a base rate, as selected by us, plus a margin determined according to our credit ratings. The margin currently applicable is 1.50% over LIBOR. As of June 30, 2006 the interest rate on the term loan was 6.98%. This interest rate is effective until September 27, 2006, at which time the interest rate will be reset for the next quarter. The Term Loan Agreement has a final maturity date of June 23, 2011.

The Bridge Loan Agreement and Term Loan Agreement contain representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in our senior credit facility, which is described more fully below.

We used the net proceeds from the Bridge Loan Agreement and the Term Loan Agreement to purchase U.S. Treasury securities, which were in turn pledged (the Pledged Securities) as collateral to secure the Senior Notes pursuant to a Security and Control Agreement, dated as of June 23, 2006 by and among us, the Trustee for the registered holders of our Senior Notes, and U.S. Bank National Association, as securities intermediary. The Treasury securities will provide sufficient funds to make all of the remaining principal and interest payments on the Senior Notes. We granted to the trustee for the Senior Notes, for the benefit of the holders of the Senior Notes, a lien on and security interest in the Pledged Securities until the Senior Notes are redeemed in accordance with the terms of the indenture governing the Senior Notes. The Pledged Securities will provide sufficient funds to fully redeem all of the outstanding Senior Notes for approximately $450 million. The redemption process is expected to be completed by August 14, 2006 at which time we expect to incur approximately $80 million in costs associated with the refinancing of the Senior Notes. We have reclassified the Senior Notes as current liabilities as of June 30, 2006.

As a result of our pledge of the collateral to secure the Senior Notes under the Security and Control Agreement, Moody’s and S&P upgraded their ratings on the Senior Notes to investment grade (Baa1 and BBB, respectively) effective June 28, 2006. The increase in the ratings on the Senior Notes caused the interest rate on the Senior Notes to decrease from 9.875% to 8.375% pursuant to the terms of the Senior Notes indenture.

Semi-annual interest is payable on April 15 and October 15 of each year, but the final interest payment will coincide with the redemption of the Senior Notes.

Senior Credit Facility

We have a $700 million senior credit facility under a five-year revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and the other lenders party thereto. As of June 30, 2006, no amounts were outstanding under our senior credit facility and the maximum amount available for borrowing under the senior credit facility was $585.6 million (see “—Letters of Credit” below).

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

We are currently prohibited under the terms of the senior credit facility from making dividends, distributions or redemptions in respect of our capital stock in excess of $75 million in any consecutive four-quarter period, are subject to a minimum borrower cash flow fixed charge coverage ratio rather than the consolidated fixed charge coverage ratio, are subject to additional reporting requirements to the lenders, and are subject to increased interest and fees applicable to any outstanding borrowings and any letters of credit secured under the senior credit facility. The minimum borrower cash flow fixed charge coverage ratio calculates the fixed charge on a parent-company-only basis. In the event either Moody’s or S&P upgrades our non-credit enhanced senior unsecured debt rating, to at least Baa3 or BBB-, respectively, our coverage ratio will revert to the consolidated fixed charge coverage ratio.

On March 1, 2005, we entered into amendment number one to our senior credit facility. The amendment, among other things, amended the definition of Consolidated EBITDA (earnings before interest, tax, depreciation and amortization) to exclude up to $375 million relating to cash and non-cash, non-recurring charges in connection with litigation and provider settlement payments, any increase in medical claims reserves and any premiums relating to the repayment or refinancing of our Senior Notes to the extent such charges cause a corresponding reduction in Consolidated Net Worth (as defined in the senior credit facility). Such exclusion from the calculation of Consolidated EBITDA is applicable to the five fiscal quarters commencing with the fiscal quarter ended December 31, 2004 and ending with the fiscal quarter ended December 31, 2005.

On August 8, 2005, we entered into a second amendment to our senior credit facility. The second amendment, among other things, amended the definition of Minimum Borrower Cash Flow Fixed Charge Coverage Ratio to exclude from the calculation of Minimum Borrower Cash Flow Fixed Charge Coverage Ratio any capital contributions made by the parent company to its regulated subsidiaries if such capital contribution is derived from the proceeds of a sale, transfer, lease or other disposition of the parent company’s assets.

On March 1, 2006, we entered into a third amendment to our senior credit facility. The third amendment, among other things, increased the letter of credit sublimit to $300 million and amended the definition of Funded Indebtedness so that undrawn letters of credit will be excluded from the calculation of the leverage ratio. It also amended the definition of Restricted Payments as it relates to the limitation on repurchases, redemptions or retirements of our capital stock to allow us to repurchase additional amounts equal to the proceeds received by us from the exercise of stock options held by employees, management or directors of the company, plus any tax benefit to us related to such exercise.

On June 23, 2006, we entered into a fourth amendment and consent to our senior credit facility. The purpose of the amendment and consent was to modify the senior credit facility to, among other things, permit us to enter into and borrow amounts under the Bridge Loan Agreement and the Term Loan Agreement to secure and redeem our Senior Notes and to permit us to repurchase our capital stock with proceeds from debt, equity or other securities issuance or financing transactions incurred for such purpose up to an aggregate amount of $500 million (subject to certain conditions). The fourth amendment and consent also adjusted certain financial covenants contained in the senior credit facility to accommodate the redemption of the Senior Notes and any repurchase of our capital stock.

Letters of Credit

We can obtain letters of credit in an aggregate amount of $300 million under our senior credit facility, which reduces the maximum amount available for borrowing under our senior credit facility. As of June 30, 2006, we issued letters of credit for $90.1 million to secure surety bonds obtained related to AmCareco litigation (see Note 8). We also had secured letters of credit for $14.1 million to guarantee workers’ compensation claim payments to certain external third-party insurance companies in the event that we do not pay our portion of the workers’ compensation claims and $0.2 million as a rent guarantee. In addition, we secured a letter of credit for $10.0 million to cover risk of insolvency for the State of Arizona. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the senior credit facility is $585.6 million. No amounts have been drawn on any of these letters of credit.

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

The Swap Contracts have an aggregate notional principal amount of $400 million and effectively convert the fixed rate on the Senior Notes to a variable rate of six-month LIBOR plus 399.625 basis points. As of June 30, 2006, the Swap Contracts increased the effective interest rate of the Senior Notes by 121 basis points from 8.38% to 9.59%. As of June 30, 2006, the Swap Contracts were reflected at fair value in a loss position of $23.3 million in our consolidated balance sheet and the Senior Notes were also reflected at fair value.

In connection with the redemption of our Senior Notes, we plan to terminate the Swap Contracts when the Senior Notes are fully redeemed in the third quarter of 2006 and expect to recognize a loss of approximately $23 million associated with the termination and settlement of the Swap Contracts.

8. LEGAL PROCEEDINGS

Class Action Lawsuits

McCoy v. Health Net, Inc. et al, and Wachtel v. Guardian Life Insurance Co.

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

On August 5, 2004, the District Court granted plaintiffs’ motion for class certification and issued an Order certifying two nationwide classes of Health Net subscribers who received medical services or supplies from an out-of-network provider and to whom Defendants paid less than the providers’ actual charge during the period from 1997 to 2004. On August 23, 2004, we requested permission from the Court of Appeals for the Third Circuit to appeal the District Court’s class certification Order pursuant to Rule 23(f) of the Federal Rules of Civil Procedure. On November 14, 2004, the Court of Appeals for the Third Circuit granted our motion for leave to appeal. On March 4, 2005, the Third Circuit issued a briefing and scheduling order for our appeal. Briefing on the appeal was completed on June 15, 2005. Oral argument was heard by the Third Circuit on December 15, 2005. On June 30, 2006, the Third Circuit ruled in Health Net’s favor on the appeal (the Third Circuit Ruling). The Court held that the District Court’s class certification opinion failed to properly define the claims, issues and defenses to be treated on a class basis. The Third Circuit thus vacated the certification order and remanded the case to the District Court for further proceedings.

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

Discovery has concluded and a final pre-trial order was submitted to the District Court in McCoy/Wachtel on June 28, 2005. Both sides have moved for summary judgment, and briefing on those motions has been completed. In their summary judgment briefing, plaintiffs also sought appointment of a monitor to act as an independent fiduciary to oversee the administration of our Northeast health plans (including claims payment practices). We have opposed the appointment of a monitor. Notwithstanding the then pending Third Circuit appeal of the District Court’s class certification order, a trial date was set for September 19, 2005. On July 29, 2005, we filed a motion in the District Court to stay the District Court action and the trial in light of the pending Third Circuit appeal. On August 4, 2005, the District Court denied our motion to stay and instead adjourned the September 19 trial date and ordered that the parties be prepared to go to trial on seven days’ notice as of September 19, 2005. We immediately filed a request for a stay with the Third Circuit seeking an order directing the District Court to refrain from holding any trial or entering any judgment or order that would have the effect of resolving any claims or issues affecting the disputed classes until the Third Circuit rules on the class certification order. Plaintiffs cross-moved for dismissal of the class certification appeal. On September 27, 2005, the Third Circuit granted our motion for a stay and denied plaintiffs’ cross-motion. Plaintiffs have not specified the amount of damages being sought in this litigation and, although these proceedings are subject to many uncertainties, based on the proceedings to date, we believe the amount of damages ultimately asserted by plaintiffs could be material.

On August 9, 2005, Plaintiffs filed a motion with the District Court seeking sanctions against us for a variety of alleged acts of serious misconduct, discovery abuses and fraud on the District Court. The sanctions sought by plaintiffs and being considered by the Court include, among others, entry of a default judgment, monetary sanctions, including a substantial award for plaintiffs’ legal fees and either the appointment of a monitor to oversee our claims payment practices and our dealings with state regulators or the appointment of an independent fiduciary to replace the company as a fiduciary with respect to our claims adjudications for members. Plaintiffs also are seeking the appointment of a discovery special master to oversee any further document production. On September 12, 2005, we responded to plaintiffs’ motion denying that any sanctionable misconduct, discovery abuses or fraud had occurred. The District Court conducted hearings for 12 days on this issue from October 2005 through March 2006. Throughout the time that the Court has held these hearings, the parties have taken additional depositions and have submitted additional briefing on several issues that have arisen. During the course of the hearings, and in their post-hearings submissions, plaintiffs also have alleged that some of our witnesses engaged in perjury and obstruction of justice. We have denied all such allegations. The record for the sanctions hearing has now closed. Following the conclusion of the sanctions hearings, the parties submitted proposed findings of fact and conclusions of law. The Court has taken these proposals under advisement and we are awaiting a decision.

While the sanctions proceedings were progressing, the Court and the Magistrate Judge overseeing discovery entered a number of orders relating, inter alia, to production of documents. On March 9, 2006, the Magistrate Judge ordered that all e-mails of Health Net and all of its subsidiaries be searched for documents responsive to all of plaintiffs’ document requests. The practical effect of this order would be to require us to restore all e-mails from back-up tapes and to review them along with e-mails on all current servers. Defendants appealed the March 9, 2006 order based upon the undue burden associated with such an expansive and expensive restoration and review of backed up emails. In an Order dated May 5, 2006 (the “May 5 Order”), the Court limited the scope of the restoration, search and review of backed up emails to 59 current and former associates. The May 5 Order set a deadline of July 15, 2006 to complete the restoration, search and production of emails, which deadline has been extended until September 30, 2006 by the Court.

We are in the process of restoring back-up tapes and identifying emails to comply with the Court’s May 5 Order. This restoration process is complex, time consuming and expensive. On July 14, 2006, in light of the Third Circuit Ruling, we filed a motion seeking relief from the obligation to search and produce documents pursuant to the May 5 Order on the basis that the cases are no longer class actions and, in the event that the cases are subsequently certified for class treatment, the search for documents should be guided by issues that remain in the class action. The court has yet to rule on this request.

The May 5 Order also set forth certain findings regarding Plaintiffs’ argument that the “crime-fraud” exception to the attorney-client privilege should be applied to certain documents for which we have claimed a privilege. In this ruling, the Court made preliminary findings that a showing of a possible crime or fraud was made with respect to Health Net’s interactions with NJ DOBI and the payment of a second restitution in New Jersey. In this opinion and in earlier orders, the Court explained that a multi-step process must occur before determining whether a claim of privilege can be pierced by the “crime-fraud” exception to the attorney-client privilege. The May 5 Order is not a final decision on this issue, but rather one step in the multi-step process. The Court has not yet made a final ruling on this issue.

On May 11, 2006, the Court issued another opinion ruling on the “fiduciary” exception to the attorney-client privilege. In this ruling, the Court held, among other things, that the fiduciary exception to the attorney-client privilege should apply to this litigation, and that the decision of which year’s database to apply is a fiduciary function and not a “plan design” function for ERISA purposes. The Court also held that functions Health Net, Inc. performs related to medical reimbursement determinations are fiduciary functions, therefore making Health Net, Inc. potentially liable to plaintiffs as a fiduciary under ERISA. On June 12, 2006, we filed a notice of appeal of this order, and our appellate brief was filed on July 21, 2006.

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

In Re Managed Care Litigation

Various class action lawsuits against managed care companies, including us, were transferred by the Judicial Panel on Multidistrict Litigation (“JPML”) to the United States District Court for the Southern District of Florida for coordinated or consolidated pretrial proceedings in In re Managed Care Litigation, MDL 1334. This proceeding was divided into two tracks, the subscriber track, comprising actions brought on behalf of health plan members, and the provider track, comprising actions brought on behalf of health care providers. On September 19, 2003, the Court dismissed the final subscriber track action involving us. All appeals regarding that action have been exhausted and the subscriber track has been closed.

The provider track includes the following actions involving us: Shane v. Humana, Inc., et al. (including Health Net, Inc.) (filed in the Southern District of Florida on August 17, 2000 as an amendment to a suit filed in the Western District of Kentucky), California Medical Association v. Blue Cross of California, Inc., PacifiCare Health Systems, Inc., PacifiCare Operations, Inc. and Foundation Health Systems, Inc. (filed in the Northern

District of California in May 2000), Klay v. Prudential Ins. Co. of America, et al. (including Foundation Health Systems, Inc.) (filed in the Southern District of Florida on February 22, 2001 as an amendment to a case filed in the Northern District of California), Connecticut State Medical Society v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Lynch v. Physicians Health Services of Connecticut, Inc. (filed in Connecticut state court on February 14, 2001), Sutter v. Health Net of the Northeast, Inc. (filed in New Jersey state court on April 26, 2002), Medical Society of New Jersey v. Health Net, Inc., et al., (filed in New Jersey state court on May 8, 2002), Knecht v. Cigna, et al. (including Health Net, Inc.) (filed in the District of Oregon in May 2003), Solomon v. Cigna, et. al. (including Health Net, Inc.) (filed in the Southern District of Florida on October 17, 2003), Ashton v. Health Net, Inc., et al. (filed in the Southern District of Florida on January 20, 2004), and Freiberg v. UnitedHealthcare, Inc., et al. (including Health Net, Inc.) (filed in the Southern District of Florida on February 24, 2004). These actions allege that the defendants, including us, systematically underpaid providers for medical services to members, have delayed payments to providers, imposed unfair contracting terms on providers, and negotiated capitation payments inadequate to cover the costs of the health care services provided and assert claims under the Racketeer Influenced and Corrupt Organizations Act (RICO), ERISA, and several state common law doctrines and statutes. Shane, the lead physician provider track action, asserted claims on behalf of physicians and sought certification of a nationwide class. The Knecht, Solomon, Ashton and Freiberg cases all are brought on behalf of health care providers other than physicians and seek certification of a nationwide class of similarly situated health care providers. Other than Shane, all provider track actions involving us have been stayed.

On May 3, 2005, we and the representatives of approximately 900,000 physicians and state and other medical societies announced that we had signed an agreement settling Shane, the lead physician provider track action. The settlement agreement requires us to pay $40 million to general settlement funds and $20 million for plaintiffs’ legal fees. The deadline for class members to submit claim forms in order to receive a portion of the settlement funds was September 21, 2005. This deadline was extended by agreement to November 21, 2005 for class members who reside or practice in a county declared as a disaster area as a result of Hurricane Katrina. During the three months ended March 31, 2005, we recorded a pretax charge of approximately $65.6 million in connection with the settlement agreement, legal expenses and other expenses related to the MDL 1334 litigation. On July 6, 2006, we made payments, including accrued interest, totaling approximately $61.9 million.

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

On September 26, 2005, the District Court issued an order granting its final approval of the settlement agreement and directing the entry of final judgment. Four physicians appealed the order approving the settlement, but each of the physicians moved to dismiss their appeals, and all of the appeals were dismissed by the Eleventh Circuit by June 20, 2006. On July 19, 2006, joint motions to dismiss were filed in the District Court with respect to all of the remaining tag-along actions filed on behalf of physicians, the California Medical Association, Klay, Connecticut State Medical Society, Lynch, and Sutter actions.

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

The complete record of the proceedings in the trial court was filed with the Louisiana First Circuit Court of Appeal on June 21, 2006. The Court of Appeal has ordered that initial briefs be filed by the parties addressing various procedural issues involving the numerous judgments and orders rendered by the trial court. Those issues include whether the wording of the various judgments may be in conflict and whether the court lacked jurisdiction to execute at least one of the orders of appeal. When these procedural issues are fully briefed to the court’s satisfaction, the court will issue a briefing schedule for the filing of the complete appellate briefs of the parties.

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

On December 21, 2005, we filed a motion to dismiss all of Cap Z’s claims. Cap Z filed an opposition to the motion on January 20, 2006. Our reply was filed on February 7, 2006. The motion was argued on February 16, 2006. On May 5, 2006, the court issued its decision on our motion and dismissed all of Cap Z’s claims, including claims for fraud and claim for punitive damages, except for Cap Z’s claim for indemnification based on the assertion that FHC breached express warranties and covenants under the stock purchase agreement.

On June 7, 2006, Cap Z filed an appeal from the Court’s dismissal of its claims for breach of the implied covenant and fraud and dismissal of its punitive damage claim. On June 13, 2006, we filed a cross-appeal from the Court’s refusal to dismiss all of Cap Z’s claims. We expect briefing and argument on these appeals to be completed in the fall of 2006.

Notwithstanding these appeals, the litigation continues in the trial court. On June 2, 2006, we filed an answer to Cap Z’s remaining claim for indemnification. On June 23, 2006, the Court signed a scheduling order providing that all fact discovery is to be completed by February 28, 2007, and expert discovery is to be completed by April 30, 2007. The Court’s order also sets another scheduling conference with the Court on September 26, 2006. Both sides have begun written discovery.

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

During the fourth quarter of 2004 we recorded a $169 million pretax charge for expenses associated with settlements with providers that had been, or are currently in the process of being resolved, principally involving these alleged stop-loss claims underpayments. The earnings charge was recorded following a thorough review of all outstanding claims and management’s decision in the fourth quarter of 2004 to enter into negotiations in an attempt to settle a large number of these claims in our California and Northeast health plans. As of June 30, 2006, the provider dispute settlements have been substantially completed, and during the six months ended June 30, 2006 no significant modifications were made to the original estimated provider dispute liability amount. In connection with these settlements, we have entered into new contracts with a large portion of our provider network.

We are currently the subject of a review by the California Department of Managed Health Care (“DMHC”) with respect to hospital claims with dates of service on or after January 1, 2004. In addition, we are the subject of a regulatory investigation in New Jersey that relates to the timeliness and accuracy of our claim payments for services rendered by out-of-network providers. We are engaged in on-going discussions with the DMHC and the New Jersey Department of Banking and Insurance to address these issues.

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

9. SUBSEQUENT EVENT

Sale of Inactive Subsidiaries

On July 31, 2006, we completed the sale of the subsidiary that formerly held our Pennsylvania health plan and certain of its affiliates. We expect to recognize a $33 million after-tax gain related to this sale in the three months ended September 30, 2006.

These subsidiaries had been inactive for the past three years and their revenues and expenses were negligible for the three and six months ended June 30, 2006 and 2005.

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

Medicare Advantage and Part D

We offer prescription drug coverage under Medicare Advantage in Arizona, California, Connecticut, New York and Oregon, states where we were already offering Medicare services prior to the implementation of Medicare Advantage. As of June 30, 2006, we had approximately 197,000 Medicare Advantage members (including members acquired in the Universal Care transaction) who in these states are generally permitted to sign up for the new benefit and receive prescription drug medications at no additional premium.

On January 1, 2006, we began offering the new “Part D” stand-alone prescription drug benefit in the states where we offer Medicare Advantage. In addition, we offer the stand-alone Part D prescription drug benefit to seniors in five states where we do not have Medicare Advantage membership: Massachusetts, New Jersey, Rhode Island, Vermont and Washington. On June 16, 2006, we received approval from CMS for our Prescription Drug Plan (PDP) expansion application, which allows us to market our Medicare Part D plans in all 50 states and the District of Columbia beginning in 2007. As of June 30, 2006, we had approximately 288,000 Medicare Part D members.

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

General and administrative expenses include those costs related to employees and benefits, consulting and professional fees, marketing, premium taxes and assessments and occupancy costs. Such costs are driven by membership levels, introduction of new products, system consolidations and compliance requirements for changing regulations. These expenses also include expenses associated with corporate shared services and other costs to reflect the fact that such expenses are incurred primarily to support our Health Plan Services segment. Selling expenses consist of external broker commission expenses and generally vary with premium volume.

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

RESULTS OF OPERATIONS

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except PMPM and per share data)
REVENUES
Health plan services premiums	$2,622,848	$2,390,679	$5,168,978	$4,788,368
Government contracts	615,557	610,656	1,231,454	1,107,366
Net investment income	26,256	17,213	49,615	32,976
Other income	1,461	1,309	2,705	2,892

Total revenues	3,266,122	3,019,857	6,452,752	5,931,602

EXPENSES
Health plan services	2,185,641	2,023,174	4,294,353	4,060,047
Government contracts	580,052	580,685	1,168,032	1,060,659
General and administrative	295,064	233,723	585,887	448,950
Selling	59,630	56,082	116,241	113,355
Depreciation	4,955	10,467	9,713	22,023
Amortization	1,275	861	1,866	1,722
Interest	13,449	10,543	25,675	21,152
Litigation and severance and related benefit costs	—	16,237	—	83,279

Total expenses	3,140,066	2,931,772	6,201,767	5,811,187

Income from operations before income taxes	126,056	88,085	250,985	120,415
Income tax provision	49,023	34,522	97,359	45,504

Net income	$77,033	$53,563	$153,626	$74,911

Net income per share:
Basic	$0.67	$0.48	$1.34	$0.67
Diluted	$0.65	$0.47	$1.30	$0.66
Pretax margin	3.9%	2.9%	3.9%	2.0%
Health plan services medical care ratio (MCR)	83.3%	84.6%	83.1%	84.8%
Government contracts cost ratio	94.2%	95.1%	94.8%	95.8%
Administrative ratio (a)	11.4%	10.2%	11.5%	9.8%
Selling costs ratio (b)	2.3%	2.3%	2.2%	2.4%
Health plan services premiums per member per month (PMPM) (c)	$243.96	$235.03	$245.40	$233.42
Health plan services costs PMPM (c)	$203.29	$198.90	$203.87	$197.92

(a)	The administrative ratio is computed as the sum of general and administrative (G&A) and depreciation expenses divided by the sum of health plan services premium revenues and other income.
(b)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(c)	PMPM is calculated based on total at-risk member months and excludes administrative services only (ASO) member months.

Summary of Operating Results

Highlights from our overall operating performance in the three and six months ended June 30, 2006 are as follows:

•	Pretax margin was 3.9% for the three and six months ended June 30, 2006, compared to 2.9% and 2.0% for the same periods in 2005;

•	MCR improved to 83.3% and 83.1% in the three and six months ended June 30, 2006, respectively, from 84.6% and 84.8%, respectively in the same periods in 2005, partly due to a 10% gain in the commercial gross margin on a per member per month (PMPM) basis excluding ASO revenue and health care costs and a 13% gain including ASO revenue and health care costs for the three months ended June 30, 2006 compared to the same period in 2005;

•	TRICARE performance improved as the pretax income contribution from our Government Contracts segment increased by 18% and 36% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005;

•	Enrollment growth of 6% at June 30, 2006 from June 30, 2005, primarily from new members in our Medicare Part D prescription drug benefit plans and the transition of members from the Universal Care transaction completed on March 31, 2006; and

•	Administrative ratio increased to 11.4% and 11.5% for the three and six months ended June 30, 2006, respectively, from 10.2% and 9.8% for the same periods in 2005.

Consolidated Segment Results

The following table summarizes the operating results of our reportable segments for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Pretax income:
Health Plan Services segment	$90.6	$74.3	$187.5	$157.0
Government Contracts segment	35.5	30.0	63.5	46.7

Total segment pretax income	$126.1	$104.3	$251.0	$203.7
Litigation and severance and related benefit costs	—	(16.2)	—	(83.3)

Income from operations before income taxes as reported	$126.1	$88.1	$251.0	$120.4

Health Plan Services Segment Membership

The following table below summarizes our health plan membership information by program and by state at June 30, 2006 and 2005:

	Commercial (including ASO members)		Medicare Risk		Medicaid		Health Plans Total
	2006	2005	2006	2005	2006	2005	2006	2005
	(Membership in thousands)
Arizona	119	119	35	31	—	—	154	150
California	1,490	1,524	104	93	726	700	2,320	2,317
Connecticut	256	285	32	27	87	94	375	406
New Jersey	125	176	—	—	47	42	172	218
New York	233	245	7	6	—	—	240	251
Oregon	136	138	19	14	—	—	155	152

	2,359	2,487	197	171	860	836	3,416	3,494
Medicare PDP Stand-alone (effective January 1, 2006)	—	—	288	—	—	—	288	—

Total	2,359	2,487	485	171	860	836	3,704	3,494

Our total health plan membership increased by 6.0% to 3.7 million members at June 30, 2006 from 3.5 million members at June 30, 2005. The increase was driven by the addition of 288,000 Medicare Part D members and 119,000 members from the Universal Care transaction completed on March 31, 2006, partially offset by declines in our small group and individual enrollment of 39,000 members, or 5.3%, and large group enrollment of 84,000 members, or 5.1%, from June 30, 2005 to June 30, 2006.

Membership in our commercial health plans, including ASO members, decreased by 5.1% at June 30, 2006 compared to June 30, 2005. This decrease was primarily attributable to the continued impact of premium pricing increases. The enrollment decline was primarily seen in our California and Northeast plans which had lapse rates of approximately 14% and 21%, respectively. The decline in California enrollment was seen in the large group market and was partially offset by the addition of 75,000 new commercial members from the Universal Care transaction. Our New Jersey plan experienced a net decline of 32,000 members in the small group market and a net decline of 20,000 members in the large group market.

Membership in our Medicare Risk program, excluding members under Medicare Part D, increased by 26,000 members at June 30, 2006 compared to June 30, 2005, partially due to the Universal Care transaction. Under Medicare Part D, which became effective on January 1, 2006, we added 288,000 members.

We participate in state Medicaid programs in California, Connecticut and New Jersey. California membership (including members acquired in the Universal Care transaction), where the program is known as Medi-Cal, comprised 84.4% and 83.7% of our Medicaid membership at June 30, 2006 and 2005, respectively. Membership in our Medicaid programs increased by 24,000 members at June 30, 2006 compared to June 30, 2005 and the increase was primarily due to the Universal Care transaction.

Health Plan Services Segment Results

The following table summarizes the operating results for our Health Plan Services segment for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions, except PMPM data)
Health Plan Services segment:
Health Plan Services premiums	$2,622.8	$2,390.7	$5,169.0	$4,788.4
Health Plan Services expenses	(2,185.6)	(2,023.2)	(4,294.4)	(4,060.0)

Gross margin	437.2	367.5	874.6	728.4

Net investment income	26.2	17.2	49.6	33.0
Other income	1.5	1.3	2.7	2.9
G&A	(295.1)	(233.7)	(585.9)	(449.0)
Selling	(59.6)	(56.1)	(116.2)	(113.4)
Amortization and depreciation	(6.2)	(11.4)	(11.6)	(23.7)
Interest	(13.4)	(10.5)	(25.7)	(21.2)

Pretax income	$90.6	$74.3	$187.5	$157.0

MCR	83.3%	84.6%	83.1%	84.8%
Health plan services premium PMPM	$243.96	$235.03	$245.40	$233.42
Health Care Cost PMPM	$203.29	$198.90	$203.87	$197.92
Administrative ratio	11.4%	10.2%	11.5%	9.8%

Health Plan Services Premiums

Total Health Plan Services premiums increased by $232.1 million, or 9.7%, for the three months ended June 30, 2006 and by $380.6 million, or 8.0%, for the six months ended June 30, 2006 as compared to the same periods in 2005 as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Commercial premium revenue (including ASO)	$1,750.1	$1,717.8	$3,440.9	$3,448.4
Medicare Risk premium revenue	580.0	390.5	1,156.0	778.7
Medicaid premium revenue	292.7	282.4	572.1	561.3

Total Health Plan Services premiums	$2,622.8	$2,390.7	$5,169.0	$4,788.4

Commercial premium revenues, including ASO, increased by $32.3 million, or 1.9%, for the three months ended June 30, 2006 and decreased by $7.5 million, or 0.2%, for the six months ended June 30, 2006 as compared to the same periods in 2005. The increase in the three months was attributable to ongoing pricing discipline, improved commercial enrollment trends and approximately $46 million of premiums from our Universal Care transaction. The decrease in the six months was largely attributable to membership losses, and was partially offset by an increase in premium rates in all of our health plans. Our commercial premium PMPM increased by an average of 7.5% and 8.3% excluding ASO revenue and by an average of 8.2% and 9.0% including ASO revenue during the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005.

Medicare Risk premiums increased by $189.5 million, or 48.5%, for the three months ended June 30, 2006 and by $377.3 million, or 48.5%, for the six months ended June 30, 2006 as compared to the same periods in 2005. This increase is primarily due to the premiums paid to us by the CMS for the members participating in the new Medicare Part D prescription drug program effective January 1, 2006 and favorable Medicare risk factor adjustments in our Arizona, California, Connecticut, Oregon and New York plans totaling $24.5 million for the 2005 and 2006 payment years which were recognized in the three months ended June 30, 2006 and $49.6 million for the 2004, 2005 and 2006 payment years which were recognized in the six months ended June 30, 2006 (see “—Health Plan Services Costs” for detail regarding the increase in capitation expense related to the retroactive Medicare rate adjustment). Approximately $16.1 million and $31.4 million of these adjustments represented the impact of the 2005 payment year for the three and six months ended June 30, 2006, respectively.

Medicaid premiums increased by $10.3 million, or 3.6%, for the three months ended June 30, 2006 and by $10.8 million, or 1.9%, for the six months ended June 30, 2006 as compared to the same periods in 2005. The increase is driven by the addition of two new counties in California.

Health Plan Services Costs

Health Plan Services costs increased by $162.4 million, or 8.0%, for the three months ended June 30, 2006 and by $234.4 million, or 5.8%, for the six months ended June 30, 2006 as compared to the same periods in 2005, respectively, as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Commercial health care costs	$1,458.7	$1,445.0	$2,846.7	$2,906.5
Medicare Risk health care costs	493.2	346.3	984.7	694.3
Medicaid health care costs	233.7	231.9	463.0	459.2

Total Health Plan Services health care costs	$2,185.6	$2,023.2	$4,294.4	$4,060.0

Our Health Plan Services MCRs by line of business are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Commercial (including ASO)	83.4%	84.1%	82.7%	84.3%
Medicare Risk	85.0%	88.7%	85.2%	89.2%
Medicaid	79.8%	82.1%	80.9%	81.8%

Total	83.3%	84.6%	83.1%	84.8%

Commercial health care costs, including ASO, increased by $13.7 million, or 0.9%, for the three months ended June 30, 2006 and decreased by $59.8 million, or 2.1%, for the six months ended June 30, 2006 as compared to the same periods in 2005. The increase for the three months period is partially due to the addition of 75,000 commercial members from the Universal Care transaction. The decrease for the six months period is primarily attributable to membership losses. Our commercial MCR also decreased, driven primarily by cost reductions from more favorable provider contracts and continued overall moderating commercial cost trends as well as lower utilization. Commercial bed days decreased by approximately 1% for the six months ended June 30, 2006 compared with the same period in 2005. The increase in the commercial health care cost trend on a PMPM basis was 6.9% excluding ASO health care costs and 7.2% including ASO health care costs for the three months ended June 30, 2006 and 6.8% excluding ASO health care costs and 7.0% including ASO health care costs for the six months ended June 30, 2006 over the same periods in 2005. Physician and hospital costs rose about 5.7% and 7.6%, respectively and pharmacy costs rose about 5.9% on a PMPM basis for the six months ended June 30, 2006 over the same period in 2005.

Medicare Risk health care costs increased by $146.9 million, or 42.4%, for the three months ended June 30, 2006 and by $290.4 million, or 41.8%, for the six months ended June 30, 2006 as compared to the same periods in 2005. Medicare Risk health care costs increased as a result of an increase in pharmacy costs due to Medicare Part D coverage and an increase in membership and increased capitation expense from Medicare risk factor adjustments totaling $11.7 million for the 2005 and 2006 payment years which were recognized in the three months ended June 30, 2006 and $20.9 million for the 2004, 2005 and 2006 payment years which were recognized in the six months ended June 30, 2006 (see “—Health Plan Services Premiums” for detail regarding the increase in premium revenue related to the retroactive Medicare rate adjustment). Approximately $7.6 million and $12.8 million of these adjustments represented the impact of the 2005 payment year for the three and six months ended June 30, 2006, respectively. Medicare Risk MCR decreased in the three and six months ended June 30, 2006 due to an increase in revenue driven by enrollment increases and net revenue from Medicare risk factor adjustments.

Medicaid health care costs increased by $1.8 million, or 0.8%, for the three months ended June 30, 2006 and by $3.8 million, or 0.8%, for the six months ended June 30, 2006 as compared to the same periods in 2005, due primarily to an increase in enrollment. The decrease in the Medicaid health care cost PMPM was 2.4% for the three months ended June 30, 2006 and 0.4% for the six months ended June 30, 2006 over the same periods in 2005. The Medicaid MCR decreased for the three and six months ended June 30, 2006 when compared to the same periods in 2005, primarily driven by lower physician costs.

Net Investment and Other Income

Net investment income increased by $9.0 million, or 52.3%, for the three months ended June 30, 2006 and by $16.6 million, or 50.3%, for the six months ended June 30, 2006 as compared to the same periods in 2005. The increases are primarily due to rising interest rates and an overall increase in the balance and yield on our available for sale portfolio.

General, Administrative and Other Costs

G&A costs increased by $61.4 million, or 26.3%, for the three months ended June 30, 2006 and by $136.9 million, or 30.5%, for the six months ended June 30, 2006 as compared to the same periods in 2005. Our administrative ratio (G&A and depreciation expenses as a percentage of Health Plan Services premiums and other income) increased to 11.4% and 11.5% for the three and six months ended June 30, 2006, respectively, from 10.2% and 9.8%, respectively, for the same periods in 2005. The increases are primarily due to our increased spending for our Medicare expansion plans, an increase in marketing activities for new product developments, the addition of the members from the Universal Care transaction, new business bid costs at our behavioral health subsidiary and recognition of stock option expense as a result of adopting SFAS No. 123(R). See Note 2 to the consolidated financial statements for further information on the impact of SFAS No. 123(R).

The selling costs ratio (selling costs as a percentage of Health Plan Services premiums) was 2.3% for the three months ended June 30, 2006 and June 30, 2005, respectively, and decreased to 2.2% for the six months ended June 30, 2006, from 2.4% for the same period in 2005. The decrease is primarily due to a decline in our small group and individual membership, which have higher commission cost structures.

Amortization and depreciation expense decreased by $5.2 million and $12.1 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. The decreases are primarily due to the sale of assets under the sale-leaseback transaction completed in June 2005.

Interest expense increased by $2.9 million, or 27.6%, for the three months ended June 30, 2006 and by $4.5 million, or 21.2%, for the six months ended June 30, 2006 as compared to the same periods in 2005. The increases are due to an increase in the variable interest rate we pay on the Swap Contracts that hedge against interest rate risk associated with our Senior Notes.

Government Contracts Segment Membership

Under our TRICARE contract for the North Region, we provided health care services to approximately 2.9 million eligible beneficiaries in the Military Health System (MHS) as of June 30, 2006 and June 30, 2005. Included in the 2.9 million eligibles as of June 30, 2006 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.1 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of June 30, 2006, there were approximately 1.4 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

In addition to the 2.9 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer 15 contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 11 states covering approximately 40,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for Government Contracts for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Government Contracts segment:
Revenues	$615.6	$610.7	$1,231.5	$1,107.4
Government contracts costs	580.1	580.7	1,168.0	1,060.7

Pretax income	$35.5	$30.0	$63.5	$46.7

Government Contracts Ratio	94.2%	95.1%	94.8%	95.8%

Government Contracts Revenues

Government Contracts revenues increased by $4.9 million, or 0.8%, for the three months ended June 30, 2006, and by $124.1 million, or 11.2%, for the six months ended June 30, 2006 as compared to the same periods in 2005, respectively. The increase in Government Contracts revenues is primarily due to an increase in health care services provided from a rise in demand for private sector services as a direct result of heightened military activity.

Government Contracts Costs

Government Contracts costs decreased by $0.6 million, or 0.1%, for the three months ended June 30, 2006 as compared to the same period in 2005 and increased by $107.3 million, or 10.1%, for the six months ended June 30, 2006, as compared to the same period in 2005. The increase for the six-month period is primarily due to higher costs from a rise in demand for private sector services as a direct result of heightened military activity.

The Government contracts ratio decreased by 90 basis points for the three months ended June 30, 2006 and by 100 basis points for the six months ended June 30, 2006 as compared to the same periods in 2005, due to improved health care performance in each successive option period of the North contract (particularly the Option 3 period which began April 1, 2006) and stability in both the number of beneficiaries and in their use of private sector services.

Litigation and Severance and Related Benefit Costs

AmCareco Litigation. On June 30, 2005, a jury in Louisiana state court returned a $117 million verdict against us in a lawsuit arising from the 1999 sale of three health plan subsidiaries of the Company. On August 2, 2005, the Court entered final judgment on the jury’s verdict in the AmCare-TX matter. In its final judgment, the Court, among other things, reduced the compensatory damage award to $44.5 million (which is 85% of the jury’s $52.4 million compensatory damage award) and rejected the AmCare-TX receiver’s demand for a trebling of the compensatory damages. The judgment also included the award of $65 million in punitive damages. During the three months ended June 30, 2005, we recorded a pretax charge of $15.9 million representing total estimated legal defense costs related to this litigation. See Note 8 to our consolidated financial statements for additional information on this litigation.

Class Action Settlement. On May 3, 2005, we announced that we signed a settlement agreement with the representatives of approximately 900,000 physicians and state and other medical societies settling the lead physician provider track action in the multidistrict class action lawsuit. During the three months ended March 31, 2005, we recorded a pretax charge in our consolidated statement of operations of $65.6 million to account for the settlement agreement, legal expenses and other expenses related to the physician class action litigation. On July 6, 2006, we paid the general settlement and plaintiffs’ legal fees, including interest, of $61.9 million funded by cash flows from operations. The payment had no material impact to our results of operations for the three months ended June 30, 2006, as the cost had been fully accrued in the prior year. See Note 8 to our consolidated financial statements for additional information regarding the physician class action lawsuit.

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

Income Tax Provision

Our income tax expense and the effective income tax rate for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Income tax expense	$49.0	$34.5	$97.4	$45.5
Effective income tax rate (1)	38.9%	39.2%	38.8%	37.8%

(1)	The effective income tax rate differs from the statutory federal tax rate of 35.0% in each period due primarily to state income taxes, tax-exempt investment income and business divestitures. The effective rate for the three months ended June 30, 2006 is lower as compared to the same period in 2005 due primarily to an increase in tax-exempt net investment income from an increased concentration in investments of municipal bonds. The effective rate for the six months ended June 30, 2006 is higher when compared to the same period in 2005 due primarily to the tax benefit related to the sale of a small subsidiary in the first quarter of 2005.

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

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $135.4 million and $122.8 million as of June 30, 2006 and December 31, 2005, respectively.

On June 23, 2006, we began a series of transactions for the purpose of redeeming our Senior Notes. These transactions are expected to provide additional financial flexibility to the Company and reduce our interest expense. The redemption process is expected to be completed in the third quarter of 2006, and we expect to incur approximately $80 million in costs related to the debt refinancing. See “—Capital Structure—Senior Notes” below.

Operating Cash Flows

Our operating cash flows for the six months ended June 30, 2006 compared to the same period in 2005 are as follows:

	June 30, 2006	June 30, 2005	Change 2006 over 2005
	(Dollars in millions)
Net cash provided by operating activities	$179.0	$84.4	$94.6

Net cash from operating activities increased primarily due to an increase in cash flows from the receipt of extra payments of $184 million from CMS, partially offset by an increase in quarterly estimated tax payments of $62 million, and a decrease in cash flow from our TRICARE contract of $17 million.

On July 6, 2006, we made payments totaling approximately $61.9 million as required by a settlement agreement with the representatives of approximately 900,000 physicians and state and other medical societies (see Note 8 to the consolidated financial statements). The payment had no material impact to our results of operations for the three months ended June 30, 2006, as the cost had been fully accrued in the prior year. The payments were funded by cash flows from operations, and will be reflected in the operating cash flow for the three months ended September 30, 2006.

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

We completed the acquisition of certain health plan businesses of Universal Care, Inc., a California-based health care company, effective March 31, 2006 and paid $74 million, including transaction related costs. See Note 5 for additional information regarding the Universal Care transaction.

On June 30, 2005, we entered into an agreement in which we sold certain of our non-real estate fixed assets to an independent third party for a net cash proceeds of $79 million (the Sale-Leaseback Transaction) and simultaneously leased such assets from an independent third party under an operating lease for an initial term of three years (the Lease Agreement). The net proceeds from the Sale-Leaseback Transaction were used to increase the capital level of our California health plan. Payments under the Lease Agreement are $2.8 million per quarter, plus interest, payable in arrears. See Note 5 for additional information regarding the Sale-Leaseback Transaction.

Our cash flows from investing activities for the six months ended June 30, 2006 compared to the same period in 2005 are as follows:

	June 30, 2006	June 30, 2005	Change 2006 over 2005
	(Dollars in millions)
Net cash (used in) provided by investing activities	$(652.2)	$96.8	$(749.0)

Net cash used in investing activities increased due primarily to a $497 million purchase of U.S. Treasury securities pledged as collateral to secure the Senior Notes, $74 million cash paid for the Universal Care transaction, an increase in net purchases of available-for-sale investments of $35 million, an increase in net purchases of restricted investments of $51 million, an increase in purchases of property and equipment of $11 million and a reduction of cash proceeds received due to the Sale-Leaseback Transaction of $79 million, which occurred in June 2005 and did not recur in 2006.

Financing Activities

Our cash flows from financing activities for the six months ended June 30, 2006 compared to the same period in 2005 are as follows:

	June 30, 2006	June 30, 2005	Change 2006 over 2005
	(Dollars in millions)
Net cash provided by financing activities	$556.7	$35.7	$521.0

Net cash provided by financing activities increased due to $497 million received from the Bridge Loan Agreement and Term Loan Credit Agreement, net of expenses, related to our debt refinancing (see “—Capital

Structure—Senior Notes” below), advance deposits received from CMS for Medicare Part D low income subsidies and catastrophic claims in excess of related payments of $26 million and an increase of $5 million in excess tax benefit related to share-based compensation.

Capital Structure

Stock Repurchase Program. Our Board of Directors has previously authorized us to repurchase up to $450 million (net of exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under a stock repurchase program. After giving effect to realized exercise proceeds and tax benefits from the exercise of employee stock options, our total authority under our stock repurchase program is estimated at $732 million. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of June 30, 2006, we had repurchased an aggregate of 19,978,655 shares of our common stock under our stock repurchase program at an average price of $26.86 for aggregate consideration of approximately $537 million. The remaining authorization under our stock repurchase program as of June 30, 2006 was $195 million after taking into account exercise proceeds and tax benefits from the exercise of employee stock options. We used net free cash available to the parent company to fund the share repurchases. In late 2004 we placed our stock repurchase program on hold, primarily as a result of Moody’s and S&P having downgraded our senior unsecured debt rating to below investment grade. Although our senior unsecured debt rating remains below investment grade, we are currently evaluating the possibility of resuming share repurchases under our stock repurchase program based, in part, on our operating results for the first half of 2006, as well as the amount of cash we expect to have available at the parent company during the second half of 2006. Any decision to resume share repurchases under our stock repurchase program is subject to review and approval by our Board of Directors. Our stock repurchase program does not have an expiration date. As of June 30, 2006, we have not terminated any repurchase program prior to its expiration date.

Senior Notes. Our Senior Notes consist of $400 million in aggregate principal amount of 8.375% senior notes due 2011. The Senior Notes were issued pursuant to an indenture (the Senior Notes Indenture) dated as of April 12, 2001 between us and U.S. Bank Trust National Association, as Trustee (the Trustee). On June 23, 2006, we entered into a First Supplemental Indenture (the Supplemental Indenture), which amends and supplements the Senior Notes. The Supplemental Indenture, among other things, authorized the Trustee to enter into a Security and Control Agreement by and among us and the Trustee for the registered holders of our Senior Notes, and U.S. Bank National Association, as securities intermediary, for the purpose of securing and facilitating the redemption of our Senior Notes (the terms of which are more fully described below).

The Senior Notes are redeemable, at our option, at a price equal to the greater of:

•	100% of the principal amount of the Senior Notes to be redeemed; and

•	the sum of the present values of the remaining scheduled payments on the Senior Notes to be redeemed consisting of principal and interest, exclusive of interest accrued to the date of redemption, at the rate in effect on the date of calculation of the redemption price, discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable yield to maturity (as specified in the Senior Notes Indenture) plus 40 basis points plus, in each case, accrued interest to the date of redemption.

The interest rate payable on our Senior Notes depends on whether the Moody’s or S&P credit rating applicable to the Senior Notes is below investment grade (as defined in the Senior Notes Indenture). On September 8, 2004, Moody’s announced that it had downgraded our senior unsecured debt rating from Baa3 to Ba1, which triggered an adjustment to the interest rate payable by us on our Senior Notes. As a result of the Moody’s downgrade, effective September 8, 2004, the interest rate on the Senior Notes increased from the original rate of 8.375% per annum to an adjusted rate of 9.875% per annum, resulting in an increase in our interest expense of $6 million on an annual basis. On November 2, 2004, S&P announced that it had downgraded our senior unsecured debt rating from BBB- to BB+, and on March 1, 2005 S&P further downgraded our senior unsecured debt rating from BB+ to BB. On

May 16, 2005, Moody’s further downgraded our senior unsecured debt rating from Ba1 to Ba2. The adjusted interest rate of 9.875% per annum remained in effect for so long as the Moody’s rating on our Senior Notes remained below Baa3 (or the equivalent) or the S&P rating on our Senior Notes remained below BBB- (or the equivalent).

In the second quarter, we began a series of transactions for the purpose of redeeming our Senior Notes. On June 23, 2006, we entered into a Bridge Loan Agreement with The Bank of Nova Scotia, as administrative agent and sole lender, and a Term Loan Credit Agreement with JP Morgan Chase Bank, N.A., as administrative agent. These agreements provided us with an aggregate of $500 million of gross proceeds. We used the net proceeds from the Bridge Loan Agreement and the Term Loan Agreement to purchase U.S. Treasury securities which were in turn pledged as collateral to secure the Senior Notes and will provide sufficient funds to fully redeem all of the outstanding Senior Notes for approximately $450 million. The redemption process is expected to be completed by August 14, 2006. See Note 7 to our consolidated financial statements for additional information on the Senior Note redemption.

As a result of the our pledge of the collateral to secure the Senior Notes, Moody’s and S&P upgraded their ratings on the Senior Notes to investment grade (Baa1 and BBB, respectively) effective June 28, 2006 because the Senior Notes were effectively secured. The increase in the ratings on the Senior Notes caused the interest rate on the Senior Notes to decrease from 9.875% to 8.375% pursuant to the terms of the Senior Notes Indenture. On June 30, 2006, we issued a notice to redeem all of the outstanding Senior Notes, which is expected to be completed on August 14, 2006. Semi-annual interest is payable on April 15 and October 15 of each year, but the final interest payment will coincide with the redemption of the Senior Notes.

We are currently party to Swap Contracts to hedge against interest rate risk associated with our fixed rate Senior Notes. See “Quantitative and Qualitative Disclosures About Market Risk” and Note 7 to our consolidated financial statements for additional information regarding the Swap Contracts.

We expect to incur an approximate $80 million one-time charge for costs related to the refinancing of our Senior Notes, including an approximately $23 million loss from the payment of the termination fee for our Swap Contracts.

In addition to the redemption of our Senior Notes, we are currently considering other financing alternatives. Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing, are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. See “Part II, Item 1A. Risk Factors” for additional information.

Senior Credit Facility. We have a $700 million five-year revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, as Syndication Agent, and the other lenders party thereto. As of June 30, 2006, no amounts were outstanding under our senior credit facility.

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

We can obtain letters of credit in an aggregate amount of $300 million under our senior credit facility, which reduces the maximum amount available for borrowing under our senior credit facility. As of June 30, 2006, we had an aggregate of $90.1 million in letters of credit issued pursuant to the senior credit facility primarily to secure surety bonds issued in connection with litigation. We also have secured letters of credit for $14.1 million to guarantee workers’ compensation claim payments to certain external third-party insurance companies in the event that we do not pay our portion of the workers’ compensation claims and $0.2 million as a rent guarantee. In addition, we secured a letter of credit effective January 1, 2006 in the amount of $10.0 million to cover risk of insolvency for the State of Arizona. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the senior credit facility is $585.6 million as of June 30, 2006. No amounts have been drawn on any of these letters of credit.

We are currently prohibited under the terms of the senior credit facility from making dividends, distributions or redemptions in respect of our capital stock in excess of $75 million in any consecutive four-quarter period, are subject to a minimum borrower cash flow fixed charge coverage ratio rather than the consolidated fixed charge coverage ratio, are subject to additional reporting requirements to the lenders, and are subject to increased interest and fees applicable to any outstanding borrowings and any letters of credit secured under the senior credit facility. The minimum borrower cash flow fixed charge coverage ratio calculates the fixed charge on a parent-company-only basis. In the event either Moody’s or S&P upgrades our non-credit enhanced senior unsecured debt rating to at least Baa3 or BBB-, respectively, our coverage ratio will revert to the consolidated fixed charge coverage ratio.

On March 1, 2005, we entered into amendment number one to our senior credit facility. The amendment, among other things, amended the definition of Consolidated EBITDA to exclude up to $375 million relating to cash and non-cash, non-recurring charges in connection with litigation and provider settlement payments, any increase in medical claims reserves and any premiums relating to the repayment or refinancing of our Senior Notes to the extent such charges cause a corresponding reduction in Consolidated Net Worth (as defined in the senior credit facility). Such exclusion from the calculation of the Consolidated EBITDA is applicable to the five fiscal quarter periods commencing with the fiscal quarter ended December 31, 2004 and ending with the fiscal quarter ended December 31, 2005.

On August 8, 2005, we entered into a second amendment to our senior credit facility. The second amendment, among other things, amended the definition of Minimum Borrower Cash Flow Fixed Charge Coverage Ratio to exclude from the calculation of Minimum Borrower Cash Flow Fixed Charge Coverage Ratio any capital contributions made by the parent company to its regulated subsidiaries if such capital contribution is derived from the proceeds of a sale, transfer, lease or other disposition of the parent company’s assets.

On March 1, 2006, we entered into a third amendment to our senior credit facility. The third amendment, among other things, increased the letter of credit sublimit to $300 million and amended the definition of “Funded Indebtedness” so that undrawn letters of credit will be excluded from the calculation of the leverage ratio. It also amended the definition of “restricted payments” as it relates to the limitation of repurchases, redemptions or retirements of our capital stock to allow us to repurchase additional amounts equal to the proceeds received by us from the exercise of stock options held by employees, management or directors of the company, plus any tax benefit to us related to such exercise.

On June 23, 2006, we entered into a fourth amendment and consent to our senior credit facility. The purpose of the amendment and consent was to modify the senior credit facility to, among other things, permit us to enter into and borrow amounts under the Bridge Loan Agreement and the Term Loan Agreement to secure and redeem our Senior Notes and to permit us to repurchase our capital stock with proceeds from debt, equity or other securities issuance or financing transactions incurred for such purpose up to an aggregate amount of $500 million (subject to certain conditions). The amendment and consent also adjusted certain financial covenants contained in the senior credit facility to accommodate the redemption of the Senior Notes and any repurchase of our capital stock.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of June 30, 2006, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital against 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At June 30 2006, we had sufficient capital to exceed this level. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash or other assets to the parent company.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. Health Net, Inc. did not make any capital contributions to its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations during the six months ended June 30, 2006 or thereafter through August 4, 2006.

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

Contractual Obligations

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2005 in our Annual Report on Form 10-K for the year ended December 31, 2005. Those contractual obligations include long-term debt, operating leases and other purchase obligations. We do not have significant changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K, except those items related to our Senior Notes redemption as further described in Note 7 to the consolidated financial statements, which are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowing:
Principal	$400.0	$—	$—	$—	$—	$—	$400.00
Premium to redeem bonds (1)	47.6	—	—	—	—	—	47.6
Interest	32.0	—	—	—	—	—	32.0
Valuation of interest rate swap contracts	2.7	—	—	—	—	—	2.7
Termination of swap contracts (1)	23.3	—	—	—	—	—	23.3

Cash outflow on fixed-rate borrowing	505.6	—	—	—	—	—	505.6

Variable-rate borrowings:
Principal	200.0	—	—	—	—	300.0	500.0
Interest	14.7	21.2	21.1	21.2	21.3	10.2	109.7

Cash outflow on variable-rate borrowings	214.7	21.2	21.1	21.2	21.3	310.2	609.7

Cash outflow on all borrowings	$720.3	$21.2	$21.1	$21.2	$21.3	$310.2	$1,115.3

(1)	Represents the Company’s best estimate of the costs that it expects to incur as part of the Senior Notes redemption as described in Note 7 to the consolidated financial statements. As such, the final costs may differ than this estimate.

Off-Balance Sheet Arrangements

As of June 30, 2006, we had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Critical Accounting Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2005, we identified the critical accounting policies which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, government contracts, goodwill and recoverability of long-lived assets and investments. We have not changed these policies from those previously disclosed in our Annual Report on Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and health care and other costs payable under government contracts and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of June 30, 2006 is discussed below.

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

The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by these factors:

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims

2%	$(45.9) million

1%	$(23.3) million

(1)%	$ 24.2 million

(2)%	$ 49.2 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims

2%	$ 24.9 million

1%	$ 12.5 million

(1)%	$(12.5) million

(2)%	$(24.9) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2006. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $11.2 million as of June 30, 2006.

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

We use interest rate swap contracts (Swap Contracts) as a part of our hedging strategy to manage certain exposures related to the effect of changes in interest rates on the fair value of our Senior Notes. On February 20, 2004, we entered into four Swap Contracts related to the Senior Notes. Under the Swap Contracts, we agree to pay an amount equal to a specified variable rate of interest times a notional principal amount and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The Swap Contracts are entered into with a number of major financial institutions in order to reduce counterparty credit risk. We plan to terminate the Swap Contracts when the Senior Notes are redeemed in the third quarter of 2006 and expect to recognize a loss of approximately $23 million associated with the termination and settlement of the Swap Contracts.

The Swap Contracts have an aggregate principal notional amount of $400 million and effectively convert the fixed interest rate on the Senior Notes to a variable rate equal to the six-month London Interbank Offered Rate plus 399.625 basis points. See Note 7 to our consolidated financial statements for additional information regarding the Swap Contracts, including our planned termination of the Swap Contracts during the third quarter of 2006.

Borrowings under our senior credit facility, of which there were none as of June 30, 2006, are subject to variable interest rates. For additional information regarding our senior credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.

Borrowings under our Term Loan Agreement, which were $300 million as of June 30, 2006, are at variable interest rates. For additional information regarding our Term Loan Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” These borrowings are presumed to have equal book and fair values because the interest rates paid on these borrowings are based on prevailing market rates.

The 6.98% interest rate under our $200 million Bridge Loan Agreement is fixed for the 91-day duration of the loan thereunder. For additional information regarding our Bridge Loan Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The fair value of our fixed rate borrowing as of June 30, 2006 was approximately $422 million (which was based on bid quotations from third-party data providers), and the fair value of our variable rate borrowings as of June 30, 2006 was approximately $500 million. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of June 30, 2006. These cash outflows include expected principal and interest payments consistent with the terms of the outstanding debt as of June 30, 2006.

	2006	2007	2008	2009	2010	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowing:
Principal	$400.0	$—	$—	$—	$—	$—	$400.00
Premium to redeem bonds	47.6	—	—	—	—	—	47.6
Interest	32.0	—	—	—	—	—	32.0
Valuation of interest rate swap contracts	2.7	—	—	—	—	—	2.7
Termination of swap contracts	23.3	—	—	—	—	—	23.3

Cash outflow on fixed-rate borrowing	505.6	—	—	—	—	—	505.6

Variable-rate borrowings:
Principal	200.0	—	—	—	—	300.0	500.0
Interest	14.7	21.2	21.1	21.2	21.3	10.2	109.7

Cash outflow on variable-rate borrowings	214.7	21.2	21.1	21.2	21.3	310.2	609.7

Cash outflow on all borrowings	$720.3	$21.2	$21.1	$21.2	$21.3	$310.2	$1,115.3

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

Item 1A. Risk Factors.

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

We are subject to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, breach of contract actions, tort claims, fraud and misrepresentation claims, shareholder suits, including suits for securities fraud, and intellectual property and real estate related disputes. In addition, we incur and likely will continue to incur potential liability for claims particularly related to the insurance industry in general and our business in particular, such as claims by members alleging failure to pay for or provide health care, poor outcomes for care delivered or arranged, improper rescission, termination or non-renewal of coverage, claims by employer groups for return of premiums and claims by providers, including claims for withheld or otherwise insufficient compensation or reimbursement, claims related to self-funded business, and claims related to reinsurance matters. Such actions can also include allegations of fraud, misrepresentation, and unfair or improper business practices and can include claims for punitive damages. For example in McCoy v. Health Net, Inc. et al, and in Wachtel v. Guardian Life Insurance Co., the plaintiffs allege that the manner in which our various subsidiaries paid member claims for out of network services was improper. Plaintiffs have sought potentially severe sanctions against us for a variety of alleged misconduct, discovery abuses and fraud on the court. The sanctions sought by plaintiffs and being considered by the court include, among others, entry of a default judgment, monetary sanctions, and either the appointment of a monitor to oversee our claims payment practices and our dealings with state regulators or the appointment of an independent fiduciary to replace us as a fiduciary with respect to our claims adjudications for members. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against various managed care organizations, including us. In some of the cases pending against us, substantial non-economic or punitive damages are also being sought. See Note 8 to our consolidated financial statements for additional information regarding the McCoy and Wachtel matters and our other legal proceedings.

We cannot predict the outcome of any lawsuit with certainty, and we are incurring material expenses in the defense of litigation matters, including, without limitation, substantial discovery costs. While we currently have insurance coverage for some of the potential liabilities relating to litigation, other such liabilities (such as punitive damages or the cost of implementing changes in our operations required by the resolution of a claim), may not be covered by insurance, the insurers could dispute coverage or the amount of insurance could not be sufficient to cover the damages awarded. In addition, insurance coverage for all or certain types of liability may become unavailable or prohibitively expensive in the future or the deductible on any such insurance coverage could be set at a level that would result in our effectively self-insuring for lawsuits against us. The deductible on our errors and omissions (“E&O”) insurance has reached such a level. Given the amount of the deductible, the only cases which would be covered by our E&O insurance are those involving claims that substantially exceed our average claim values and otherwise qualify for coverage under the terms of the insurance policy.

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

We regularly evaluate litigation matters pending against us, including those described in Note 8 to the consolidated financial statements included herein, to determine if settlement of such matters would be in the best interest of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in an earnings charge in any particular quarter in which we enter into a settlement agreement. Although we have established actuarial supported litigation reserves to cover adverse results and/or settlements in certain litigation matters, we cannot assure you that our recorded reserves are adequate to cover an adverse result or settlement for extraordinary matters such as the matters described in Note 8. Therefore, the costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our financial condition or results of operations.

We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect our operations.

Our indebtedness includes $400 million in Senior Notes, which will be redeemed in their entirety effective August 14, 2006, a $200 million Bridge Loan Agreement and a $300 million Term Loan Agreement (each of which were entered into in connection with the Senior Notes redemption (see Note 7 to our consolidated financial statements)). In addition, to provide liquidity, we have a $700 million five-year revolving senior credit facility that expires in June 2009. As of June 30, 2006, no amounts were outstanding under our senior credit facility. We may incur additional debt in the future. If we were to draw on our senior credit facility, or incur other additional debt in the future, it could have an adverse effect on our business and future operations. For example, it could:

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

In an effort to lower our interest expense, we are in the process of redeeming our Senior Notes and are currently considering our financing alternatives. Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. There can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements.

Our efforts to capitalize on Medicare business opportunities could prove to be unsuccessful.

Medicare programs represent a significant portion of our business, accounting for approximately 13% of our total revenue in 2005 and an expected 17% in 2006. In connection with the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) and the MMA implementing regulations adopted in

2005, we have significantly expanded our Medicare health plans and restructured our Medicare program management team to enhance our ability to pursue business opportunities presented by the MMA and the Medicare program generally. Particular risks associated with our providing Medicare Part D prescription drug benefits under the MMA include potential uncollectability of receivables resulting from processing facilitated enrollment, inadequacy of underwriting assumptions, inability to receive and process information and increased pharmaceutical costs, (as well as the underlying seasonality of this business). In addition, in connection with our participation in the Medicare Advantage and Part D programs, we regularly record revenues associated with the risk adjustment reimbursement mechanism employed by CMS. This mechanism is designed to appropriately reimburse health plans for the relative health care cost risk of its Medicare enrollees. While we have historically recorded revenue and received payment for risk adjustment reimbursement settlements, there can be no assurance that we will receive payment from CMS for the levels of the risk adjustment premium revenue recorded in any given quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A description of the Company’s stock repurchase program and the information required under this Item 2 is contained under the caption “Stock Repurchase Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this Quarterly Report on Form 10-Q. We did not repurchase any shares of common stock during the six months ended June 30, 2006 under our publicly announced stock repurchase program.

Under the Company’s various stock option and long term incentive plans (the “Plans”), employees may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and exercise price obligations arising from the vesting and/or exercise of stock options and other equity awards. Restricted stock awards granted under the Plans are made pursuant to individual restricted stock agreements, a form of which is filed as an exhibit to the Company’s Annual Report on Form 10-K. The following table provides information with respect to the shares withheld by the Company to satisfy these obligations to the extent employees elected for the Company to withhold such shares. These repurchases were not part of our publicly announced stock repurchase program, which is described elsewhere in this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1–January 31	—	—
February 1–February 28	57,827	$49.29
March 1–March 31	554	$50.04
April 1–April 30	9,470	$46.86
May 1–May 31	6,937	$41.62
June 1–June 30	82,230	$44.24

Total	157,018	$46.16

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 11, 2006, we held our 2006 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, our stockholders voted upon proposals to (i) elect eight directors to serve for a term of one year or until the 2007 Annual Meeting of Stockholders (“Proposal 1”), (ii) approve the Company’s 2006 Long-Term Incentive Plan (“Proposal 2”) and (iii) ratify the Board’s selection of Deloitte & Touche as the Company’s independent registered public accountants (“Proposal 3”).

The following provides voting information for all matters voted upon at the Annual Meeting, and includes a separate tabulation with respect to each nominee for director:

Proposal 1

Election of Directors:	Votes For:	Votes Against:	Votes Withheld:	Broker Non Votes:
Theodore F. Craver, Jr.	103,837,939	0	578,812	0
Thomas T. Farley	103,378,813	0	1,037,938	0
Gale S. Fitzgerald	103,377,207	0	1,039,544	0
Patrick Foley	103,378,712	0	1,038,039	0
Jay M. Gellert	103,834,851	0	581,900	0
Roger F. Greaves	102,765,419	0	1,651,332	0
Bruce G. Willison	99,407,321	0	5,009,430	0
Frederick C. Yeager	103,380,661	0	1,036,090	0

Since each of the nominees received a plurality of the votes cast, each of the nominees was elected as a director for an additional term at the Annual Meeting.

Proposal 2

With respect to the approval the Company’s 2006 Long-Term Incentive Plan, 77,878,708 votes were cast for and 17,287,853 votes were cast against and there were 39,820 abstentions and 9,210,370 broker non-votes. Since Proposal 2 received the affirmative vote of a majority of the votes cast on that proposal, and over 50% in interest of all of the outstanding shares of the Company’s Common Stock entitled to vote on Proposal 2 voted on such proposal, the Company’s 2006 Long-Term Incentive Plan was approved.

Proposal 3

With respect to the ratification of the selection of Deloitte & Touche LLP as our independent registered public accountants for the year ending December 31, 2006, 102,360,811 votes were cast for and 2,020,887 votes were cast against and there were 35,053 abstentions and no broker non-votes. Since Proposal 3 received the affirmative vote of a majority of the votes cast on that proposal, the selection of Deloitte & Touche LLP as our independent registered public accountants for the year ending December 31, 2006 was ratified.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

3.1	Sixth Amended and Restated Certificate of Incorporation of Health Net, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2006).

4.1	First Supplemental Indenture, relating to the 8 3/8% Senior Notes due 2011, dated as of June 23, 2006, between Health Net, Inc. and U.S. Bank Trust National Association, as trustee, a copy of which is filed herewith.

4.2	Rights Agreement dated as of July 27, 2006 by and between Health Net, Inc. and Wells Fargo Bank, N.A, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2006).

10.1	Security and Control Agreement, dated June 23, 2006, by and between Health Net, Inc., U.S. Bank Trust National Association, as trustee for the registered holders of the 8 3/8% Senior Notes due 2011, and U.S. Bank National Association, as securities intermediary, a copy of which is filed herewith.

10.2	Fourth Amendment and Consent to Credit Agreement, dated as of June 23, 2006, among Health Net, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent, a copy of which is filed herewith.

10.3	Bridge Loan Agreement, dated as of June 23, 2006, among Health Net, Inc., the lenders party thereto, The Bank of Nova Scotia, as Administrative Agent and The Bank of Nova Scotia, as Sole Lead Arranger and Sole Bookrunner, a copy of which is filed herewith.

10.4	Term Loan Credit Agreement, dated as of June 23, 2006, among Health Net, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp USA Inc., as Syndication Agent, the other lenders party thereto and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, a copy of which is filed herewith.

10.5	Health Net, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006).

10.6	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006).

10.7	Amended and Restated Employment Letter Agreement dated as of June 28, 2006 between Health Net, Inc. and B. Curtis Westen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2006).

10.8	Certain Compensation and Benefit Arrangements With Respect to the Company’s Non-Employee Directors, as amended and restated on July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: August 7, 2006	By:	/s/ ANTHONY S. PISZEL
Anthony S. Piszel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2006	By:	/s/ MAURICE S. HEBERT
Maurice S. Hebert
Corporate Controller
(Principal Accounting Officer)

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

3.1	Sixth Amended and Restated Certificate of Incorporation of Health Net, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2006).

4.1	First Supplemental Indenture, relating to the 8 3/8% Senior Notes due 2011, dated as of June 23, 2006, between Health Net, Inc. and U.S. Bank Trust National Association, as trustee, a copy of which is filed herewith.

4.2	Rights Agreement dated as of July 27, 2006 by and between Health Net, Inc. and Wells Fargo Bank, N.A, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2006).

10.1	Security and Control Agreement, dated June 23, 2006, by and between Health Net, Inc., U.S. Bank Trust National Association, as trustee for the registered holders of the 8 3/8% Senior Notes due 2011, and U.S. Bank National Association, as securities intermediary, a copy of which is filed herewith.

10.2	Fourth Amendment and Consent to Credit Agreement, dated as of June 23, 2006, among Health Net, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent, a copy of which is filed herewith.

10.3	Bridge Loan Agreement, dated as of June 23, 2006, among Health Net, Inc., the lenders party thereto, The Bank of Nova Scotia, as Administrative Agent and The Bank of Nova Scotia, as Sole Lead Arranger and Sole Bookrunner, a copy of which is filed herewith.

10.4	Term Loan Credit Agreement, dated as of June 23, 2006, among Health Net, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp USA Inc., as Syndication Agent, the other lenders party thereto and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, a copy of which is filed herewith.

10.5	Health Net, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006).

10.6	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006).

10.7	Amended and Restated Employment Letter Agreement dated as of June 28, 2006 between Health Net, Inc. and B. Curtis Westen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2006).

10.8	Certain Compensation and Benefit Arrangements With Respect to the Company’s Non-Employee Directors, as amended and restated on July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

1