Form 10-Q
period 2006-09-30
HEALTH NET INC
filed 2006-11-07
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

The number of shares outstanding of the registrant’s Common Stock as of November 3, 2006 was 116,562,029 (excluding 23,344,414 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES
Health plan services premiums	$2,622,065	$2,386,332	$7,745,518	$7,152,142
Government contracts	560,540	639,626	1,791,994	1,746,992
Net investment income	33,198	19,536	82,813	52,512
Administrative services fees and other income	31,622	13,279	79,852	38,729

Total revenues	3,247,425	3,058,773	9,700,177	8,990,375

EXPENSES
Health plan services	2,179,161	2,000,661	6,473,514	6,060,708
Government contracts	526,581	614,794	1,694,613	1,675,453
General and administrative	294,052	241,847	879,939	690,797
Selling	62,853	55,000	179,094	168,355
Depreciation and amortization	6,719	4,868	18,298	28,613
Interest	15,411	11,789	41,086	32,941
Debt refinancing charge	70,095	—	70,095	—
Litigation and severance and related benefit costs	—	—	—	83,279

Total expenses	3,154,872	2,928,959	9,356,639	8,740,146

Income from operations before income taxes	92,553	129,814	343,538	250,229
Income tax provision	1,651	51,609	99,010	97,113

Net income	$90,902	$78,205	$244,528	$153,116

Net income per share:
Basic	$0.78	$0.69	$2.12	$1.36
Diluted	$0.76	$0.67	$2.06	$1.33
Weighted average shares outstanding:
Basic	115,867	113,371	115,229	112,462
Diluted	118,830	116,543	118,516	114,883

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$825,369	$742,485
Investments—available for sale (amortized cost: 2006—$1,415,217; 2005—$1,385,268)	1,399,478	1,363,818
Premiums receivable, net of allowance for doubtful accounts (2006—$5,920; 2005—$7,204)	235,267	132,019
Amounts receivable under government contracts	130,306	122,796
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	299,878	265,517
Other receivables	123,586	79,572
Deferred taxes	33,379	93,899
Other assets	138,850	111,512

Total current assets	3,186,113	2,911,618
Property and equipment, net	155,395	125,773
Goodwill, net	751,949	723,595
Other intangible assets, net	44,183	18,409
Deferred taxes	51,557	31,060
Other noncurrent assets	101,719	130,267

Total Assets	$4,290,916	$3,940,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,035,958	$1,040,171
Health care and other costs payable under government contracts	40,461	62,536
IBNR health care costs payable under TRICARE North contract	299,878	265,517
Unearned premiums	140,939	106,586
Bridge loan	200,000	—
Accounts payable and other liabilities	256,096	364,266

Total current liabilities	1,973,332	1,839,076
Senior notes payable	—	387,954
Term loan	300,000	—
Other noncurrent liabilities	106,897	124,617

Total Liabilities	2,380,229	2,351,647

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2006—139,861 shares; 2005—137,898 shares)	140	137
Restricted common stock	—	6,883
Unearned compensation	—	(2,137)
Additional paid-in capital	992,357	906,789
Treasury common stock, at cost (2006—23,339 shares of common stock; 2005—23,182 shares of common stock)	(640,623)	(633,375)
Retained earnings	1,568,693	1,324,165
Accumulated other comprehensive loss	(9,880)	(13,387)

Total Stockholders’ Equity	1,910,687	1,589,075

Total Liabilities and Stockholders’ Equity	$4,290,916	$3,940,722

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Restricted Common Stock	Unearned Compensation	Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount				Shares	Amount
Balance as of January 1, 2005	134,450	$134	$7,188	$(4,110)	$811,292	(23,173)	$(632,926)	$1,094,380	$(3,078)	$1,272,880
Comprehensive income:
Net income								153,116		153,116
Change in unrealized depreciation on investments, net of tax benefit of $5,527									(8,659)	(8,659)

Total comprehensive income										144,457

Exercise of stock options including related tax benefit	3,074	3			82,445					82,448
Repurchases of common stock						(5)	(227)			(227)
Issuance of restricted stock	30		869	(869)						—
Forfeiture of restricted stock	(13)		(345)	345						—
Amortization of restricted stock grants				1,886						1,886
Lapse of restrictions of restricted stock grants			(548)		548					—
Employee stock purchase plan	20				562					562

Balance as of September 30, 2005	137,561	$137	$7,164	$(2,748)	$894,847	(23,178)	$(633,153)	$1,247,496	$(11,737)	$1,502,006

Balance as of January 1, 2006	137,898	$137	$6,883	$(2,137)	$906,789	(23,182)	$(633,375)	$1,324,165	$(13,387)	$1,589,075
Comprehensive income:
Net income								244,528		244,528
Change in unrealized depreciation on investments, net of tax expense of $2,204									3,507	3,507

Total comprehensive income										248,035

Exercise of stock options including related tax benefit	1,963	3			60,243					60,246
Repurchases of common stock					4,424	(157)	(7,248)			(2,824)
Amortization of restricted stock grants					1,334					1,334
Share-based compensation expense					14,821					14,821
Reclassification in connection with adopting SFAS No. 123(R)			(6,883)	2,137	4,746					—

Balance as of September 30, 2006	139,861	$140	$—	$—	$992,357	(23,339)	$(640,623)	$1,568,693	$(9,880)	$1,910,687

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$244,528	$153,116
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	18,298	28,613
Debt refinancing charge	70,095	—
Share-based compensation expense	14,821	—
Other changes	12,026	9,518
Changes in assets and liabilities, net of effects of dispositions:
Premiums receivable and unearned premiums	(68,895)	70,262
Other current assets, receivables and noncurrent assets	(17,857)	(16,120)
Amounts receivable/payable under government contracts	(29,585)	(49,253)
Reserves for claims and other settlements	(4,214)	(111,449)
Accounts payable and other liabilities	(110,529)	174,515

Net cash provided by operating activities	128,688	259,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	320,766	220,856
Maturities of investments	75,701	72,645
Purchases of investments	(435,000)	(396,343)
Sales of property and equipment	4,242	79,845
Purchases of property and equipment	(48,829)	(31,108)
Cash (paid) received related to the (acquisition) sale of businesses	(73,999)	1,949
Sales of restricted investments and other	17,366	33,866

Net cash used in investing activities	(139,753)	(18,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	46,411	65,061
Excess tax benefit on share-based compensation	8,008	—
Net Medicare Part D deposits	10,072	—
Repurchases of common stock	(2,831)	(227)
Proceeds from issuance of bridge and term loans	497,334	—
Repayment of senior notes and debt refinancing costs	(465,045)	—

Net cash provided by financing activities	93,949	64,834

Net increase in cash and cash equivalents	82,884	305,746
Cash and cash equivalents, beginning of year	742,485	722,102

Cash and cash equivalents, end of period	$825,369	$1,027,848

SUPPLEMENTAL CASH FLOWS DISCLOSURE AND SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid	$48,685	$20,350
Income taxes paid	82,731	55,035
Securities reinvested from restricted available for sale investments to restricted cash	20,360	2,295
Securities reinvested from restricted cash to restricted available for sale investments	18,459	9,022

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

Effective in the third quarter ended September 30, 2006, we have reported certain revenues, primarily from our administrative services only (ASO) business and other like businesses, in a separate line item titled “Administrative services fees and other income” on our consolidated statements of operations. The reclassified amounts are $10.9 million, $11.7 million, and $11.8 million for the three months ended March 31, June 30, and September 30, 2005, respectively. For the three months ended March 31, and June 30, 2006, the reclassified amounts are $21.8 million and $23.8 million, respectively. Historically, ASO and related revenue were reported as part of health plan services premiums. In recent periods, these revenues have increased to a level at which we believe that reporting them in a separate line item provides useful insight on our operations. Effective in the third quarter ended September 30, 2006, we have also reported the related receivables, which had historically been included in premiums receivable, net of allowance for doubtful accounts, in the other receivables line item on our consolidated balance sheets. These reclassifications have no impact on our net earnings, balance sheets or cash flow statements as previously reported.

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Our comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Net income	$90.9	$78.2	$244.5	$153.1
Other comprehensive income (loss), net of tax:
Net change in unrealized appreciation (depreciation) on investments available for sale	14.9	(6.4)	3.5	(8.7)

Comprehensive income	$105.8	$71.8	$248.0	$144.4

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

Common stock equivalents arising from dilutive stock options, restricted common stock and restricted stock units (RSUs) are computed using the treasury stock method. There were 2,963,000 and 3,287,000 shares of dilutive common stock equivalents outstanding for the three and nine months ended September 30, 2006, respectively, and 3,172,000 and 2,421,000 shares of dilutive common stock equivalents outstanding for the three and nine months ended September 30, 2005, respectively. Included in the dilutive common stock equivalents are 137,000 and 140,000 dilutive RSUs and shares of restricted common stock for the three and nine months ended September 30, 2006, respectively, and 162,000 and 144,000 shares of dilutive restricted common stock, for the three and nine months ended September 30, 2005, respectively.

Options to purchase an aggregate of 1,330,000 and 1,330,000 shares of common stock during the three and nine months ended September 30, 2006, respectively, and 9,000 and 62,000 shares of common stock during the three and nine months ended September 30, 2005, respectively, were considered anti-dilutive and were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common stock for each respective period. These options expire through September 2016.

We are authorized to repurchase shares of our common stock under our stock repurchase program authorized by our Board of Directors (see Note 7). The stock repurchase program was on hold as of September 30, 2006, having been on hold since September 13, 2004. We did not repurchase any shares of our common stock during the three and nine months ended September 30, 2006 under our stock repurchase program.

Share-Based Compensation

Adoption of SFAS No. 123(R)

As of September 30, 2006, we had various stock option and long-term incentive plans which permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, which are described more fully below. Prior to January 1, 2006, we accounted for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related Interpretations, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). No stock-based employee compensation cost for stock options was recognized in our Consolidated Statement of Operations for years ended December 31, 2005 or prior, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) using the modified–prospective transition method. Under such transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. The compensation cost that has been charged against income under our various stock option and long-term incentive plans was $5.6 million and $0.7 million during the three months ended September 30, 2006 and 2005, respectively, and $16.2 million and $1.9 million during the nine months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.2 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, and $6.2 million and $0.7 million during the nine months ended September 30, 2006 and 2005, respectively. As a result of adopting SFAS No. 123(R) on January 1, 2006, our income from operations before income taxes and net income are $3.9 million and $2.4 million lower, respectively, for the three months ended September 30, 2006, and $12.1 million and $7.5 million lower, respectively, for the nine months ended September 30, 2006 than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share are $0.03 and $0.03 lower, respectively, for the three months ended September 30, 2006, and $0.07 and $0.07 lower for the nine months ended September 30, 2006, than if we had continued to account for share-based compensation under APB Opinion No. 25.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.74%	3.80%	4.84%	4.29%
Expected option lives (in years)	3.9	4.0	4.4	3.7
Expected volatility for options	29.5%	29.0%	27.6%	30.8%
Expected dividend yield	None	None	None	None

The weighted-average grant-date fair values for options granted during the three and nine months ended September 30, 2006 were $13.07 and $14.58, respectively. The weighted-average grant-date fair values for options granted during the three and nine months ended September 30, 2005 were $11.90 and $9.10, respectively. The total intrinsic value of options exercised was $12.2 million and $23.8 million during the three months ended September 30, 2006 and 2005, respectively, and $36.0 million and $46.8 million during the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock units and restricted stock was $25.0 million, $17.7 million and $0.8 million, respectively, which is expected to be recognized over a weighted-average period of 1.5 years, 3.5 years and 0.6 years, respectively.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $8.0 million excess tax benefit classified as a financing cash inflow for the nine months ended September 30, 2006 would have been classified as an operating cash inflow had we not adopted SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R) and upon issuance of the restricted shares pursuant to the restricted stock agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation and amortized over the applicable restricted periods. As a result of adopting SFAS No. 123(R) on January 1, 2006, we transferred the remaining unearned compensation balance in our stockholders’ equity to additional paid in capital. Prior to the adoption of SFAS No. 123(R), we recorded forfeitures of restricted stock, if any, and any compensation cost previously recognized for unvested awards was reversed in the period of forfeiture. Beginning in 2006, we record forfeitures in accordance with SFAS No. 123(R) by estimating the forfeiture rates for share-based awards upfront and recording a true-up adjustment for the actual forfeitures.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Dollars in millions, except per share data)
Net income, as reported	$78.2	$153.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.4	1.2
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2.0)	(8.3)

Net income, pro forma	$76.6	$146.0

Basic net income per share:
As reported	$0.69	$1.36
Pro forma	$0.68	$1.30
Diluted net income per share:
As reported	$0.67	$1.33
Pro forma	$0.66	$1.27

Stock Option and Long Term Incentive Plans

We have various stock option and long-term incentive plans which permit the grant of stock options and other equity awards, including but not limited to restricted stock and RSUs, to certain employees, officers and non-employee directors up to an aggregate of 17.7 million shares of common stock. Our stockholders have approved our various stock option plans except for the 1998 Stock Option Plan, which was approved and adopted by our Board of Directors. In May 2006, our stockholders approved the Health Net, Inc. 2006 Long-Term Incentive Plan.

Under our stock option and long-term incentive plans, we grant stock options and other equity awards. We grant stock options at exercise prices at or above the fair market value of the Company’s common stock on the date of grant. The stock options carry a maximum contractual term of up to 10 years, and, in general, stock options and other equity awards vest based on one to five years of continuous service, except for certain awards where vesting is accelerated by virtue of attaining certain performance targets. Stock options and other equity awards under the plans provide for accelerated vesting under the circumstances set forth in the plans and equity award agreements if there is a change in control (as defined in the plans). As of September 30, 2006, 8,334 outstanding stock options had market or performance condition accelerated vesting provisions.

A summary of option activity under our various plans as of September 30, 2006, and changes during the nine months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	11,812,650	$26.47
Granted	1,238,829	46.69
Exercised	(1,963,531)	25.87
Forfeited or expired	(508,574)	29.12

Outstanding at September 30, 2006	10,579,374	$28.82	6.55	$160,108,366

Exercisable at September 30, 2006	5,967,098	$25.18	5.25	$109,443,051

We have entered into restricted stock and RSU agreements with certain employees. We have awarded shares of restricted common stock under the restricted stock agreements and rights to receive common stock under the RSU agreements to certain employees. Each RSU represents the right to receive, upon vesting, one share of common stock. Awards of restricted stock and RSUs are subject to restrictions on transfer and forfeiture prior to vesting. During the nine months ended September 30, 2006 and 2005, we awarded 0 and 30,000 shares of restricted common stock, respectively, and 497,379 and 0 RSUs, respectively.

A summary of the status of the Company’s restricted common stock as of September 30, 2006, and changes during the nine months then ended is presented below:

	Restricted Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2006	273,666	$25.15
Granted	—	—
Vested	(107,541)	24.91
Forfeited	—	—

Balance at September 30, 2006	166,125	$25.31

A summary of RSU activity under our various plans as of September 30, 2006, and changes during the nine months then ended is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	—	$—	$—
Granted	497,379	47.36	0.001
Vested	—	—	—
Forfeited	(13,145)	49.06	0.001

Outstanding at September 30, 2006	484,234	$47.31	$0.001	3.48	$21,073,379

The fair value of restricted common stock and RSUs is determined based on the market value of the shares on the date of grant. The weighted-average grant-date fair values of restricted common stock granted during the nine months ended September 30, 2006 and 2005 were $0 and $28.96, respectively. The total fair value of restricted shares vested during the nine months ended September 30, 2006 and 2005, was $5.2 million and $0.9 million, respectively. The weighted-average grant-date fair value of RSUs granted during the nine months ended September 30, 2006 was $47.36. No RSUs were granted during the nine months ended September 30, 2005. Compensation expense recorded for the restricted common stock was $393,000 and $675,000 during the three months ended September 30, 2006 and 2005, respectively, and $1,334,000 and $1,886,000 during the nine months ended September 30, 2006 and 2005, respectively. Compensation expense recorded for the RSUs was $1,283,000 and $0 during the three months ended September 30, 2006 and 2005, respectively, and $2,682,000 and $0 during the nine months ended September 30, 2006 and 2005, respectively.

Under the Company’s various stock option and long-term incentive plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and exercise price obligations arising from the vesting of stock options and other equity awards made thereunder. During the nine months ended September 30, 2006, we withheld 157,018 shares of common stock at the election of employees and non-employee directors to satisfy their tax withholding and exercise price obligations arising from the vesting of stock options and restricted stock awards.

We become entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options, restricted shares and RSUs when vesting occurs, the restrictions are released and the shares are issued. Stock options, restricted common stock and RSUs are forfeited if the employees terminate prior to vesting.

Medicare Part D

Effective January 1, 2006, Health Net began offering the Medicare Part D (Part D) benefit as a fully insured product to our existing and new members. The Part D benefit consists of pharmacy benefits for Americans currently receiving Medicare coverage. Part D renewal occurs annually, but it is not a guaranteed renewable product.

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

Member Premium—Health Net receives a monthly premium from members based on the original bid submitted to CMS and the subsequent CMS determined subsidy. The member premium, which is fixed for the entire plan year is recognized evenly over the contract period and reported as part of health plan services premium revenue.

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

Health care costs and general and administrative expenses associated with Part D are recognized as the costs and expenses are incurred.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill by reporting unit is as follows:

	Health Plans	Total
	(Dollars in millions)
Balance as of January 1, 2006	$723.6	$723.6
Goodwill purchased under Universal Care transaction (Note 6)	28.4	28.4

Balance as of March 31, 2006	$752.0	$752.0

Balance as of September 30, 2006	$752.0	$752.0

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
	(Dollars in millions)
As of September 30, 2006:
Provider networks	$40.5	$(24.4)	$16.1	4-40
Employer groups	92.9	(92.9)	—	11-23
Customer relationships and other (Note 6)	29.5	(1.4)	28.1	5-15

	$162.9	$(118.7)	$44.2

As of December 31, 2005:
Provider networks	$40.5	$(22.5)	$18.0	4-40
Employer groups	92.9	(92.5)	0.4	11-23

	$133.4	$(115.0)	$18.4

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

Interest Rate Swap Contracts

On September 26, 2006, we terminated interest rate swap contracts (Swap Contracts) that we had used as a part of our hedging strategy to manage certain exposures related to the effect of changes in interest rates on our 8.375% senior notes due 2011 (Senior Notes), all $400 million in aggregate principal amount of which we redeemed on August 14, 2006. We recognized a pretax loss of $11.1 million in connection with the termination and settlement of the Swap Contracts. See Note 8 for additional information regarding our Swap Contracts and the redemption of our Senior Notes.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Swap Contracts and the related Senior Notes were reflected at fair value in our consolidated balance sheets. We assessed on an on-going basis whether our Swap Contracts used to hedge the Senior Notes were highly effective in offsetting the changes in fair value of the Senior Notes. We recognized offsetting changes in the fair value of both the Swap Contracts and the Senior Notes in the net realized gains component of net investment income.

Restricted Assets

In June 2006, we began a series of transactions for the purpose of refinancing our Senior Notes. We used the net proceeds from borrowings under a $200 million bridge loan agreement and a $300 million term loan agreement to purchase U.S. Treasury securities, which we pledged as collateral to secure the Senior Notes. The $499.6 million in U.S. Treasury securities was included as current assets on our consolidated balance sheet under the line item “Restricted assets for senior notes redemption” as of June 30, 2006. On August 14, 2006, these restricted assets were sold to fund the redemption of our Senior Notes on that date. See Note 8 for details regarding the redemption of our Senior Notes.

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of September 30, 2006 and December 31, 2005, the restricted cash and cash equivalents balances totaled $3.6 million and $5.1 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies pursuant to state regulatory requirements were $114.6 million and $132.1 million as of September 30, 2006 and December 31, 2005, respectively, and are included in investments available for sale.

Due to the downgrade of our senior unsecured debt rating in September 2004 (see Note 8), we were required under the Swap Contracts relating to our Senior Notes to post cash collateral for the unrealized loss position above the minimum threshold level. As of December 31, 2005, the posted collateral was $15.8 million and was included in other noncurrent assets. As a result of the termination of the Swap Contracts on September 26, 2006, we are no longer required to post this collateral. See Note 8 for additional information regarding the termination of our Swap Contracts.

CMS Risk Factor Adjustments

We have an arrangement with CMS for certain of our Medicare products whereby periodic changes in our risk factor adjustment scores for certain diagnostic codes result in changes to our health plan services premium revenues. We recognize such changes when the amounts become determinable, supportable and the collectibility is reasonably assured.

We recognized $30.4 million and $80.0 million of favorable Medicare risk factor estimates in our health plan services premium revenues for the three and nine months ended September 30, 2006, respectively. We also recognized $6.9 million and $27.8 million of capitation expense related to the Medicare risk factor estimates in our health plan services cost for the three and nine months ended September 30, 2006, respectively.

For the three and nine months ended September 30, 2005, we recognized $17.2 million of favorable Medicare risk factor estimates in our health plan services premium revenues and $9.7 million of related capitation expense in our health plan services costs, respectively.

Recently Issued Accounting Pronouncements

In 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS No. 158). SFAS No. 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the employer’s fiscal year end, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS No. 158 does not change the amount of net periodic benefit cost included in net income or address the various measurements issues associated with postretirement benefit plan accounting. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 for public entities. The requirement to measure the funded status of a plan as of the date of its year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We will adopt the provisions of SFAS No. 158 at December 31, 2006 and do not expect it to have a material impact to our financial condition or results of operations.

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the impact to be material to our financial condition or results of operations.

In 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). SFAS No. 155 establishes a requirement to evaluate if certain financial instruments are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. On October 25, 2006, the FASB voted to exempt certain mortgage-backed securities from the provisions of SFAS No. 155 and expects to issue final guidance in early 2007. We will adopt the provisions of SFAS No. 155, including any amendments, beginning with financial instruments acquired in the first quarter of 2007, and we do not expect it to have a material impact to our financial condition or results of operations at the time of adoption. However, our future income from operations may be materially impacted depending on whether additional derivatives are identified, because any changes in their fair values will be recognized in our statement of operations.

In 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) which addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt the provisions of SAB No. 108 as of December 31, 2006, and we do not expect it to have a material impact to our financial condition or results of operations.

In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (FIN 48). This interpretation clarifies the accounting for uncertain taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. The interpretation also requires that any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements be recorded in a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment. Additional disclosure in the footnotes to the audited financial statements will be required concerning the income tax liability for unrecognized tax benefits, any interest and penalties related to taxes that are included in the financial statements, and open statutes of limitations for examination by major tax jurisdictions. FIN 48 is effective for annual periods beginning after December 15, 2006 and any cumulative effect of adopting FIN 48 will be recorded as a change in accounting principle in the financial statements for the three months ended March 31, 2007. We are currently evaluating the potential impact of FIN 48 on our consolidated financial statements.

3. SEGMENT INFORMATION

We currently operate within two reportable segments: Health Plan Services and Government Contracts. Our Health Plan Services reportable segment includes the operations of our health plans in the states of Arizona, California, Connecticut, New Jersey, New York and Oregon, our Part D operations, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. Effective in the third quarter ended September 30, 2006, we have excluded administrative services fees and other revenue from our health plan services premiums; however, they remain included in our Health Plan Services segment pretax income. See Note 1 for information on the reclassification of administrative services fees and other revenue.

Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE program and other health care-related government contracts. Our Government Contracts segment administers one large, multi-year managed health care government contract and other health care related government contracts.

We evaluate performance and allocate resources based on segment pretax income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, except that intersegment transactions are not eliminated. We include investment income, administrative services fees and other income and expenses associated with our corporate shared services and other costs in determining our Health Plan Services segment’s pretax income to reflect the fact that these revenues and expenses are primarily used to support our Health Plan Services reportable segment.

The debt refinancing charge, litigation and severance and related benefit costs are excluded from our measurement of segment performance since they are not managed within either of our reportable segments.

Our segment information is as follows:

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Three Months Ended September 30, 2006
Revenues from external sources	$2,622.1	$560.5		$3,182.6
Intersegment revenues	2.5	—	$(2.5)	—
Segment pretax income	128.7	34.0		162.7

Three Months Ended September 30, 2005
Revenues from external sources	$2,386.3	$639.6		$3,025.9
Intersegment revenues	2.2	—	$(2.2)	—
Segment pretax income	105.0	24.8		129.8

Nine Months Ended September 30, 2006
Revenues from external sources	$7,745.5	$1,792.0		$9,537.5
Intersegment revenues	7.6	—	$(7.6)	—
Segment pretax income	316.2	97.4		413.6

Nine Months Ended September 30, 2005
Revenues from external sources	$7,152.1	$1,747.0		$8,899.1
Intersegment revenues	6.4	—	$(6.4)	—
Segment pretax income	262.0	71.5		333.5

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Commercial premium revenue	$1,751.6	$1,700.3	$5,147.0	$5,126.1
Medicare Risk premium revenue	577.9	404.8	1,733.8	1,183.5
Medicaid premium revenue	292.6	281.2	864.7	842.5

Total Health plan services premiums	$2,622.1	$2,386.3	$7,745.5	$7,152.1

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income from operations before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Total reportable segment pretax income	$162.7	$129.8	$413.6	$333.5
Debt refinancing charge	(70.1)	—	(70.1)	—
Litigation and severance and related benefit costs	—	—	—	(83.3)

Income from operations before income taxes as reported	$92.6	$129.8	$343.5	$250.2

4. DEBT REFINANCING

On June 23, 2006, we began a series of transactions for the purpose of refinancing our Senior Notes. In connection with the refinancing, we incurred $70.1 million in costs, including $51.0 million in redemption premiums with respect to the Senior Notes, $11.1 million for the termination and settlement of our four Swap Contracts and $8.0 million for professional fees and other expenses. As of September 30, 2006, we have paid $65.0 million, funded by financing activities, related to the costs incurred in connection with the refinancing. See Note 8 for additional information on our refinancing activities.

5. LITIGATION AND SEVERANCE AND RELATED BENEFIT COSTS

Litigation

On June 30, 2005, a jury in Louisiana state court returned a $117 million verdict against us in a lawsuit arising from the 1999 sale of three health plan subsidiaries of the Company. The verdict consisted of a $52.4 million compensatory damage award and a $65 million punitive damage award. See Note 9 for additional information on this litigation. On August 2, 2005, the Court entered final judgment on the jury’s verdict in the AmCare-TX matter. In its final judgment, the Court, among other things, reduced the compensatory damage award to $44.5 million (which is 85% of the jury’s $52.4 million compensatory damage award) and rejected the AmCare-TX receiver’s demand for a trebling of the compensatory damages. The Court’s judgment upheld the award of $65 million in punitive damages. During the three months ended June 30, 2005, we recorded a pretax charge of $15.9 million representing total estimated legal defense costs related to this litigation. As of September 30, 2006, no modifications have been made to the original estimated cost.

On May 3, 2005, we and the representatives of approximately 900,000 physicians and state and other medical societies announced that we had signed an agreement (Class Action Settlement Agreement) settling the lead physician provider track action in the multidistrict class action lawsuit, which is more fully described in Note 9. The Class Action Settlement Agreement required us to pay $40 million to general settlement funds and $20 million for plaintiffs’ legal fees. Four physicians appealed the order approving the settlement, but each of the physicians moved to dismiss their appeals, and all of the appeals were dismissed by the Eleventh Circuit by June 20, 2006. Consequently, the Class Action Settlement Agreement became effective on July 1, 2006, and on

July 6, 2006, we made payments, including accrued interest, totaling approximately $61.9 million as required by that agreement. The payment had no material impact to our results of operations for the nine months ended September 30, 2006, as the cost had been fully accrued in the prior year. The payments were funded by cash flows from operations. As a result of the physician settlement agreement, the dismissals of various appeals, and the filing of an agreed motions to dismiss the tag along actions involving physician providers, all cases and proceedings relating to the physician provider track actions against us have been resolved.

Severance and Related Benefit Costs

In order to enhance efficiency and reduce administrative costs, we commenced in 2004, an involuntary workforce reduction of approximately 500 positions, which included reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast. During the three and nine months ended September 30, 2005, we recognized $0 million and $1.7 million, respectively, in pretax severance and related benefit costs associated with this workforce reduction. The workforce reduction was substantially completed as of June 30, 2005 and all of the severance and benefit related costs had been paid out as of December 31, 2005. We used cash flows from operations to fund these payments.

6. SALES AND ACQUISITION

Sale of Pennsylvania Subsidiaries

On July 31, 2006, we completed the sale of the subsidiary that formerly held our Pennsylvania health plan and certain of its affiliates. We recognized an estimated $32 million tax benefit and a $0.4 million pretax loss related to this sale in the three months ended September 30, 2006.

The revenues and expenses of this subsidiary and such affiliates were negligible for the three and nine months ended September 30, 2006 and 2005.

Universal Care

On March 31, 2006, we completed the acquisition of certain health plan businesses of Universal Care, Inc. (Universal Care), a California-based health care company, and paid $74.0 million, including transaction-related costs. With this acquisition, we added 99,000 members as of September 30, 2006.

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

7. STOCK REPURCHASE PROGRAM

In September 2004, we placed our stock repurchase program on hold, primarily as a result of Moody’s and S&P having downgraded our non-credit-enhanced, senior unsecured long-term debt rating to below investment grade. The stock repurchase program remained on hold as of September 30, 2006. Our Board of Directors had previously authorized us to repurchase up to $450 million (plus exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under the stock repurchase program. After giving effect to realized exercise proceeds and tax benefits from the exercise of employee stock options, our cumulative total authority from the commencement of our stock repurchase program in 2002 to September 30, 2006 is estimated at $752 million. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions. As of September 30, 2006, we had repurchased an aggregate of 19,978,655 shares of our common stock under our stock repurchase program at an average price of $26.86 for aggregate consideration of approximately $537 million. We used net free cash available to the Company to fund the share repurchases. We did not repurchase any shares of common stock under our stock repurchase program during the three and nine months ended September 30, 2006. The remaining authorization under our stock repurchase program as of September 30, 2006 was $215 million after taking into account exercise proceeds and tax benefits from the exercise of employee stock options.

Our stock repurchase program does not have an expiration date. The stock repurchase program may be suspended or discontinued at any time. As of September 30, 2006, we have not terminated any repurchase program prior to its expiration date.

8. FINANCING ARRANGEMENTS

Redemption of Senior Notes

On August 14, 2006, we redeemed all $400 million in aggregate principal amount of our Senior Notes, which were scheduled to mature in April 2011. The redemption followed a series of preparatory transactions that we undertook beginning in June 2006 to refinance the Senior Notes.

On June 23, 2006, we obtained a $200 million bridge loan and a $300 million term loan. See “—Bridge Loan Agreement” and “—Term Loan Agreement,” below. We used the net proceeds from the Bridge Loan Agreement and the Term Loan Agreement to purchase approximately $500 million in U.S. Treasury securities, which we pledged (the Pledged Securities) as collateral to secure the Senior Notes pursuant to a Security and Control Agreement, dated as of June 23, 2006, by and among us, the Trustee for the registered holders of our Senior Notes, and U.S. Bank National Association, as securities intermediary. The U.S. Treasury securities provided sufficient funds to make all of the remaining principal and interest payments on the Senior Notes. We granted to the trustee for the Senior Notes, for the benefit of the holders of the Senior Notes, a lien on and security interest in the Pledged Securities until the Senior Notes were redeemed in accordance with the terms of the indenture governing the Senior Notes. The Pledged Securities, originally purchased for $497 million, together with approximately $9 million in investment gains and interest income earned thereon, represented funds in the aggregate amount of approximately $506 million at August 14, 2006, the date of redemption of the Senior Notes. These funds were sufficient to redeem the Senior Notes for approximately $451 million, including a redemption premium of approximately $51 million, and to pay the accrued interest on the Senior Notes to the redemption date in the aggregate amount of $12 million. A portion of the remaining $43 million provided by the sale of the Pledged Securities was used to cover $11.1 million in costs for the termination and settlement of our Swap Contracts and to pay approximately $3 million of professional fees and other expenses related to the refinancing of the Senior Notes. The remaining $29 million of the proceeds from the sale of the Pledged Securities was returned to the Company’s general operating fund to be used for general working capital purposes.

As a result of our pledge of the Pledged Securities to secure the Senior Notes under the Security and Control Agreement, Moody’s and S&P upgraded their ratings on the Senior Notes to investment grade (Baa1 and BBB, respectively) effective June 28, 2006. The increase in the ratings on the Senior Notes caused the interest rate on the Senior Notes to decrease from 9.875% to 8.375% pursuant to the terms of the Senior Notes indenture. Semi-annual interest on the Senior Notes was payable on April 15 and October 15 of each year. In connection with the redemption of the Senior Notes, we made a final interest payment, representing accrued interest on the Senior Notes from the last interest payment date to the date of the redemption.

We incurred a total of $70.1 million in costs associated with the refinancing of the Senior Notes, consisting of the $51.0 million redemption premium, $8.0 million of professional fees and expenses and the $11.1 million of costs incurred in the termination and settlement of our Swap Contracts (see Note 4).

Revolving Credit Facility

We have a $700 million revolving credit facility under a five-year revolving credit agreement with Bank of America, N.A., as a lender, and, as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto. As of September 30, 2006, no amounts were outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $584.8 million (see “—Letters of Credit” below).

Borrowings under our revolving credit facility may be used for general corporate purposes, including acquisitions, and to service our working capital needs. We must repay all borrowings, if any, under the revolving credit facility by June 30, 2009, unless the maturity date under the revolving credit facility is extended. Interest on any amount outstanding under the revolving credit facility is payable monthly at a rate per annum of (a) LIBOR plus a margin ranging from 50 to 112.5 basis points, depending on our debt rating by S&P and Moody’s, or (b) the higher of (1) the Bank of America prime rate and (2) the federal funds rate plus 0.5%, plus a margin of up to 12.5 basis points, depending on our debt rating by S&P and Moody’s. We have also incurred and will continue to incur customary fees in connection with the revolving credit facility. Our revolving credit facility contains customary representations and warranties and requires us to comply with certain covenants that impose restrictions on our operations, including financial covenants relating to a minimum borrower cash flow fixed charge coverage ratio (or, if our credit ratings meet specified criteria, a minimum consolidated fixed charge coverage ratio), a maximum consolidated leverage ratio and a minimum consolidated net worth, and a limitation on dividends and distributions. As of September 30, 2006, we were in compliance with all covenants under our revolving credit facility.

The revolving credit facility contains customary events of default subject to materiality and other qualifications and grace periods. The events of default include nonpayment of principal, interest, fees or other amounts under the applicable loan documents; failure to comply with specified covenants and agreements; any representation or warranty of ours in the applicable loan documents having been materially incorrect or misleading when made or deemed made; specified defaults by us or any of our subsidiaries under other indebtedness; specified bankruptcy and insolvency events; specified events involving the entry of judgments against us and/or our subsidiaries; non compliance by us or any of our subsidiaries under specified HMO or insurance regulations; specified events related to compliance with the Employee Retirement Income Security Act; actual or asserted invalidity of applicable loan documentation; and a change of control. Upon an event of a default under the revolving credit facility, the obligations under the revolving credit facility may be accelerated and the applicable interest rate increased.

As of September 30, 2006, as a result of our non-credit-enhanced, senior unsecured long-term debt rating not being at or above BBB- by S&P, we were subject to a minimum borrower cash flow fixed charge coverage ratio rather than the minimum consolidated fixed charge coverage ratio and were subject to additional reporting requirements to the lenders under the revolving credit facility. Since the Company redeemed its Senior Notes in August 2006, Moody’s no longer provides a debt rating of the Company. The minimum borrower cash flow fixed charge coverage ratio calculates fixed charges on a parent-company-only basis. In the event our non-credit-enhanced, senior unsecured long-term debt rating is upgraded to at least BBB- by S&P, our coverage ratio covenant would revert to the consolidated fixed charge coverage ratio. In addition, as a result of our non-credit-enhanced, senior unsecured long-term debt rating not being at or above BBB- by S&P, the revolving credit facility as of September 30, 2006 prohibited us from making dividends, distributions or redemptions in respect of our capital stock in excess of $75 million (plus proceeds received by us from the exercise of stock options held by employees, management or directors of the company and any tax benefit to us related to such exercise) in any consecutive four-quarter period, less other restricted payments made in such period, except that we would be permitted to repurchase up to $500 million of our capital stock, subject to specified conditions contained in the revolving credit facility (including a maximum leverage ratio), using the proceeds from a financing transaction undertaken for the specific purposes of funding share repurchases.

Bridge Loan Agreement

On June 23, 2006, we entered into a $200 million Bridge Loan Agreement (the “Bridge Loan Agreement”) with The Bank of Nova Scotia, as administrative agent and lender. As of September 30, 2006, $200 million in borrowings was outstanding under the Bridge Loan Agreement. We may voluntarily prepay amounts outstanding under the Bridge Loan Agreement, in whole or in part, at any time without penalty or premium (subject to certain customary breakage costs). The bridge loan is mandatorily prepayable only to the extent that loans made under the Bridge Loan Agreement exceed unutilized commitments under our revolving credit facility, which is described below. At our option, borrowings under the Bridge Loan Agreement generally may be designated and maintained as either base rate loans or eurodollar rate loans. Base rate loans generally bear interest at a rate per annum equal to the sum of (i) the higher of (a) the applicable prime commercial rate and (b) the Federal Funds Rate plus 0.5% and (ii) 0.5%. Eurodollar rate loans generally bear interest at a rate per annum equal to the sum of (i) the applicable eurodollar interest rate (LIBOR) and (ii) 1.5%. The interest rate on the bridge loan at September 30, 2006 was 6.95%. Borrowings under the Bridge Loan Agreement initially had a final maturity date of September 22, 2006. On September 21, 2006, we amended the Bridge Loan Agreement to, among other things, extend the final maturity date of borrowings under the Bridge Loan Agreement to March 22, 2007.

The Bridge Loan Agreement contains representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in our revolving credit facility. Upon an event of default under the Bridge Loan Agreement, the obligations under the Bridge Loan Agreement may be accelerated and the applicable interest rate increased. As of September 30, 2006, we were in compliance with all covenants under the Bridge Loan Agreement.

Term Loan Agreement

On June 23, 2006, we entered into a $300 million Term Loan Credit Agreement (the “Term Loan Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent and lender, Citicorp USA, Inc., as syndication agent and lender. As of September 30, 2006, $300 million in term loan borrowings was outstanding under the Term Loan Agreement. We may voluntarily prepay amounts outstanding under the Term Loan Agreement, in whole or in part, at any time without penalty or premium (subject to certain customary breakage costs). At our option, borrowings under the Term Loan Agreement generally may be designated and maintained as either base rate loans or eurodollar rate loans. Base rate loans generally bear interest at a rate per annum equal to the sum of (i) the higher of (a) the applicable prime commercial rate and (b) the Federal Funds Rate plus 0.5% and (ii) a margin that that is fixed within a range of 0 basis points to 50 basis points, depending on our debt rating by S&P and Moody’s. Eurodollar rate loans generally bear interest at a rate per annum equal to the sum of (i) the applicable eurodollar interest rate (LIBOR) and (ii) a margin that is fixed within a range of 62.5 basis points to 150 basis points, depending on our debt rating by S&P and Moody’s. As of September 30, 2006, the applicable margin was 1.50% over LIBOR, and the interest rate on the term loan borrowings was 6.87%. This interest rate is effective until December 27, 2006, at which time the interest rate will be reset for the next quarter. Borrowings under the Term Loan Agreement have a final maturity date of June 23, 2011.

The Term Loan Agreement contains representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in our revolving credit facility. Upon an event of a default under the Term Loan Agreement, the obligations under the Term Loan Agreement may be accelerated and the applicable interest rate increased. As of September 30, 2006, we are in compliance with all covenants under the Term Loan Agreement.

Letters of Credit

We can obtain letters of credit in an aggregate amount of $300 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of September 30, 2006, we had outstanding letters of credit for $90.1 million to secure surety bonds we obtained in connection with the AmCareco litigation (see Note 9). We also had outstanding secured letters of credit for $14.9 million to guarantee workers’ compensation claim payments to certain external third-party insurance companies in the event that we do not pay our portion of the workers’ compensation claims and $0.2 million as a guarantee for expenses of the Health Net-sponsored pro cycling team. In addition, we secured a letter of credit for $10.0 million to cover risk of insolvency for the State of Arizona. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the revolving credit facility was $584.8 million as of September 30, 2006. As of September 30, 2006, no amounts have been drawn on any of these letters of credit.

Interest Rate Swap Contracts

On February 20, 2004, we entered into four Swap Contracts with four different major financial institutions as a part of our hedging strategy to manage certain exposures related to changes in interest rates on the fair value of our outstanding Senior Notes. Under these Swap Contracts, we paid an amount equal to a specified variable rate of interest times a notional principal amount and received in return an amount equal to a specified fixed rate of interest times the same notional principal amount.

The Swap Contracts had an aggregate notional principal amount of $400 million and effectively converted the fixed interest rate on the Senior Notes to a variable rate of six-month LIBOR plus 399.625 basis points.

In connection with the redemption of our Senior Notes on August 14, 2006, we terminated and settled the Swap Contracts on September 26, 2006 and recognized a pretax loss of $11.1 million associated with the termination and settlement of the Swap Contracts. See Note 2 for additional information on the settlement of our Swap Contracts.

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

While the sanctions proceedings were progressing, the Court and the Magistrate Judge overseeing discovery entered a number of orders relating, inter alia, to production of documents. On March 9, 2006, the Magistrate Judge ordered that all e-mails of Health Net and all of its subsidiaries be searched for documents responsive to all of Plaintiffs’ document requests. The practical effect of this order would be to require us to restore all e-mails from back-up tapes and to review them along with e-mails on all current servers for all associates. Defendants appealed the March 9, 2006 order based upon the undue burden associated with such an expansive and expensive restoration and review of backed up emails. In an Order dated May 5, 2006 (the “May 5 Order”), the Court limited the scope of the restoration, search and review of backed up emails to 59 current and former associates. The May 5 Order set a deadline of July 15, 2006 to complete the restoration, search and production of emails, which deadline was extended until September 30, 2006 by the Court.

We are in the process of restoring back-up tapes and identifying emails to comply with the Court’s May 5 Order. This restoration process is complex, time consuming and expensive. On July 14, 2006, in light of the Third Circuit Ruling, we filed a motion seeking relief from the obligation to search and produce documents pursuant to the May 5 Order on the basis that the cases are no longer class actions and, in the event that the cases are subsequently certified for class treatment, the search for documents should be guided by issues that remain in the class action. Court denied that motion and on September 22, 2006, we sought additional time for the production. On September 27, 2006, the Court denied our request and ordered that the Company pay a fee to be determined at a later date for every day that the production is not completed and that the Company may face other sanctions or consequences for failure to complete the production on time. The Company continues to work diligently to complete the production.

The May 5 Order also set forth certain findings regarding Plaintiffs’ argument that the “crime-fraud” exception to the attorney-client privilege should be applied to certain documents for which we have claimed a privilege. In this ruling, the Court made preliminary findings that a showing of a possible crime or fraud was made with respect to Health Net’s interactions with NJ DOBI, the payment of a second restitution in New Jersey and discovery abuses, including delaying discovery and failing to properly preserve documents. In this opinion and in earlier orders, the Court explained that a multi-step process must occur before determining whether a claim of privilege can be pierced by the “crime-fraud” exception to the attorney-client privilege. The May 5 Order is not a final decision on this issue, but rather one step in the multi-step process.

The Magistrate Judge held hearings on September 27-29, 2006 on Plaintiffs’ request that certain documents for which Defendants asserted the attorney-client privilege should be produced as a result of the “crime-fraud” exception to the privilege. At these hearings, Defendants presented evidence and arguments, mostly in camera, as to why no crime or fraud had been committed and why the documents should not be produced. The Magistrate Judge has yet to rule on the issues presented.

On May 11, 2006, the Court issued another opinion ruling on the “fiduciary” exception to the attorney-client privilege. In this ruling, the Court held, among other things, that the fiduciary exception to the attorney-client privilege should apply to this litigation, and that the decision of which year’s database to apply is a fiduciary function and not a “plan design” function for ERISA purposes. The Court also held that functions Health Net, Inc. performs related to medical reimbursement determinations are fiduciary functions, therefore making Health Net, Inc. potentially liable to plaintiffs as a fiduciary under ERISA. On June 12, 2006, we filed a notice of appeal of this order. All briefing is now complete, and oral argument is scheduled for December 14, 2006.

Pursuant to the June 30, 2006 order of the Court of Appeals for the Third Circuit, on July 25, 2006, the District Court ordered the parties to submit statements of the legal issues that each believed were common to the classes (as previously defined by the Court on August 5, 2004) and those that were individual in nature. After receiving these submissions, on September 25, 2006, the Court entered an order directing that 19 specified legal issues should be treated on a class basis and, referring to the initial class certification order of August 5, 2004, deciding that class issues predominate over individual issues such that the cases should proceed as class actions. On October 10, 2006, we sought permission to appeal this new class certification order to the Third Circuit on the question of whether classes were properly certified. The parties are awaiting a decision on whether the Third Circuit will accept the appeal and, if so, the establishment of a briefing schedule.

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

On September 26, 2005, the District Court issued an order granting its final approval of the settlement agreement and directing the entry of final judgment. Four physicians appealed the order approving the settlement, but each of the physicians moved to dismiss their appeals, and all of the appeals were dismissed by the Eleventh Circuit by June 20, 2006. On July 19, 2006, joint motions to dismiss were filed in the District Court with respect to all of the remaining tag-along actions filed on behalf of physicians, the California Medical

Association, Klay, Connecticut State Medical Society, Lynch, and Sutter actions. As a result of the physician settlement agreement, the dismissals of the various appeals, and the filing of the agreed motions to dismiss the tag along actions involving physician providers, all cases and proceedings relating to the physician provider track actions against us have been resolved.

Various cases brought by certain non-physicians against other managed care companies and us are still pending but have been stayed in the multi-district proceeding. On September 12, 2006, Judge Moreno dismissed one of those cases (the “Ashton” action), on grounds that the Ashton plaintiffs failed to file a status report. The Ashton plaintiffs subsequently filed a motion to vacate the dismissal in which they contend that they did file a status report. We intend to defend ourselves vigorously in the remaining Knecht, Solomon, and Freiberg non-physician cases. These proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of these proceedings should not have a material adverse effect on our financial condition and liquidity.

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

On June 7, 2006, Cap Z filed an appeal from the Court’s dismissal of its claims for breach of the implied covenant and fraud and dismissal of its punitive damage claim. On June 13, 2006, we filed a cross-appeal from the Court’s refusal to dismiss all of Cap Z’s claims. Briefing on these appeals was completed on October 23, 2006. Oral argument on the appeals is scheduled for November 17, 2006.

Notwithstanding these appeals, the litigation continues in the trial court. On June 2, 2006, we filed an answer to Cap Z’s remaining claim for indemnification. On June 23, 2006, the Court signed a scheduling order providing that all fact discovery is to be completed by February 28, 2007, and expert discovery is to be completed by April 30, 2007. Pursuant to discussions with Cap Z’s counsel and the Court before and during a status conference with the Court on September 26, 2006, on October 3, 2006, we filed a motion for summary judgment in the trial court seeking dismissal of Cap Z’s remaining claim for indemnification. Briefing on the Company’s motion is to be completed by November 3, 2006, and oral argument on the motion is scheduled for November 16, 2006. Both sides have begun written discovery. The Court agreed that discovery is now stayed pending the hearing on our motion for summary judgment on Cap Z’s remaining claim.

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

During the fourth quarter of 2004 we recorded a $169 million pretax charge for expenses associated with settlements with providers that had been, or are currently in the process of being resolved, principally involving these alleged stop-loss claims underpayments. The earnings charge was recorded following a thorough review of all outstanding claims and management’s decision in the fourth quarter of 2004 to enter into negotiations in an attempt to settle a large number of these claims in our California and Northeast health plans. As of September 30, 2006, the provider dispute settlements have been substantially completed, and during the nine months ended September 30, 2006 no significant modifications were made to the original estimated provider dispute liability amount. In connection with these settlements, we have entered into new contracts with a large portion of our provider network.

On October 6, 2006 we entered into a Consent Agreement with the California Department of Managed Health Care (DMHC) with respect to certain claims editing practices which we formerly utilized for certain contracted hospital claims. Under the terms of the Consent Agreement, we will provide contracted hospitals that have not previously settled or otherwise resolved these claims with us the ability to resubmit their claims, for dates of service of January 1, 2004 and later, for readjudication by the Company without the use of these editing practices. We do not expect the readjudication of the affected claims to have a material impact on our financial condition or results of operations.

We are the subject of a regulatory investigation in New Jersey that relates principally to the timeliness and accuracy of our claim payments for services rendered by out-of-network providers. The regulatory investigation includes an audit of our claims payment practices for services rendered by our out-of-network providers for 1996 through 2005 in New Jersey. Based on the results of the audit, we expect the New Jersey Department of Banking and Insurance could require remediation of certain claims payments for this period and/or assess a regulatory fine or penalty on us. We are engaged in on-going discussions with the New Jersey Department of Banking and Insurance to address these issues.

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

Potential Settlements

We regularly evaluate litigation matters pending against us, including those described in this Note 9, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in an earnings charge in any particular quarter in which we enter into a settlement agreement. Although we have recorded litigation reserves which represent our best estimate on probable losses, both known and incurred but not reported, our recorded reserves might prove not to be adequate to cover an adverse result or settlement for extraordinary matters such as the matters described in this Note 9. Therefore, the costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our financial condition or results of operations.

10. SUBSEQUENT EVENTS

On October 14, 2006, the Board of Directors authorized the Company to resume repurchases of its common stock under the existing stock repurchase program. The Board of Directors also increased the size of the stock repurchase program by $235 million. As a result, the Company is currently authorized under the stock repurchase program to acquire shares of its common stock in an aggregate amount of up to $450 million.

On November 6, 2006, we amended the revolving credit facility, the Bridge Loan Agreement and the Term Loan Agreement to allow for the repurchase of up to $500 million of our capital stock, subject to specified conditions contained in such agreements (including a maximum leverage ratio), without limitation as to the source of funds used to make the repurchases. Immediately prior to the November 6, 2006 amendments, the revolving credit facility, the Bridge Loan Agreement and the Term Loan Agreement would have allowed for repurchases of capital stock of up to $500 million only with proceeds from a financing transaction incurred specifically to fund stock repurchases, effectively limiting our share repurchases in any period of four consecutive quarters (in the absence of such a financing transaction) to no more than $75 million (plus proceeds received by us from the exercise of stock options held by employees, management or directors of the company and any tax benefit to us related to such exercise) less other restricted payments made in such period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS

The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our subsequent Quarterly Reports on Form 10-Q and the risks discussed in our other filings from time to time with the SEC.

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

Medicare Advantage and Part D

We offer prescription drug coverage under Medicare Advantage in Arizona, California, Connecticut, New York and Oregon, states where we were already offering Medicare services prior to the implementation of Medicare Advantage. As of September 30, 2006, we had approximately 197,000 Medicare Advantage members (including members acquired in the Universal Care transaction) who in these states are generally permitted to sign up for the new benefit and receive prescription drug medications at no additional premium.

On January 1, 2006, we began offering the new “Part D” stand-alone prescription drug benefit in the states where we offer Medicare Advantage. In addition, we offer the stand-alone Part D prescription drug benefit to seniors in five states where we do not have Medicare Advantage membership: Massachusetts, New Jersey, Rhode Island, Vermont and Washington. On June 16, 2006, we received approval from CMS for our Prescription Drug Plan (PDP) expansion application, which allows us to market our Medicare Part D plans in all 50 states and the District of Columbia beginning in 2007. As of September 30, 2006, we had approximately 294,000 Medicare Part D members.

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

How We Measure Our Profitability

Our profitability depends in large part on our ability to effectively price our health care products; manage health care costs, including pharmacy costs; contract with health care providers; attract and retain members; and manage our general and administrative (G&A) and selling expenses. In addition, factors such as regulation, competition and general economic conditions affect our operations and profitability. The potential effect of escalating health care costs, as well as any changes in our ability to negotiate competitive rates with our providers, may impose further risks to our ability to profitably underwrite our business, and may have a material impact on our business, financial condition or results of operations.

We measure our Health Plan Services segment profitability based on medical care ratio and pretax income. The medical care ratio is calculated as health plan services expense divided by health plan services premiums. The pretax income is calculated as health plan services premiums and administrative services fees and other income less health plan services expense and G&A and other net expenses. See “—Results of Operations—Table of Summary Financial Information” for a calculation of our medical care ratio (MCR) and “—Results of Operations—Health Plan Services Segment Results” for a calculation of our pretax income.

Health plan services premiums include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts, including Medicare Part D, to provide care to enrolled Medicare recipients. Medicare revenue can also include amounts for risk factor adjustments. The amount of premiums we earn, in a given year is driven by the rates we charge and the enrollment levels. Administrative services fees and other income primarily includes revenue for administrative services such as claims processing, customer service, medical management, provider network access and other administrative services. Health plan services expense includes medical and related costs for health services provided to our members, including physician services, hospital and related professional services, outpatient care, and pharmacy benefit costs. These expenses are impacted by unit costs and utilization rates. Unit costs represent the health care cost per visit, and the utilization rates represent the volume of health care consumption by our members.

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

Reclassification of Administrative Services Fee Revenue

Effective in the third quarter ended September 30, 2006, we have reported certain revenues, primarily consisting of revenues from our administrative services only (ASO) business and other like businesses, in a separate line item titled administrative services fees and other income in our consolidated statements of operations. Historically, ASO and related revenue amounts were reported as part of health plan services premiums. In recent periods, these revenues have increased to a level at which we believe that reporting them in a separate line item provides useful insight on our operations. All affected prior period financial information reflects this reclassification.

RESULTS OF OPERATIONS

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except PMPM and per share data)
REVENUES
Health plan services premiums	$2,622,065	$2,386,332	$7,745,518	$7,152,142
Government contracts	560,540	639,626	1,791,994	1,746,992
Net investment income	33,198	19,536	82,813	52,512
Administrative services fees and other income	31,622	13,279	79,852	38,729

Total revenues	3,247,425	3,058,773	9,700,177	8,990,375

EXPENSES
Health plan services	2,179,161	2,000,661	6,473,514	6,060,708
Government contracts	526,581	614,794	1,694,613	1,675,453
General and administrative	294,052	241,847	879,939	690,797
Selling	62,853	55,000	179,094	168,355
Depreciation	5,627	4,007	15,340	26,030
Amortization	1,092	861	2,958	2,583
Interest	15,411	11,789	41,086	32,941
Debt refinancing charge	70,095	—	70,095	—
Litigation and severance and related benefit costs	—	—	—	83,279

Total expenses	3,154,872	2,928,959	9,356,639	8,740,146

Income from operations before income taxes	92,553	129,814	343,538	250,229
Income tax provision	1,651	51,609	99,010	97,113

Net income	$90,902	$78,205	$244,528	$153,116

Net income per share:
Basic	$0.78	$0.69	$2.12	$1.36
Diluted	$0.76	$0.67	$2.06	$1.33
Pretax margin	2.9%	4.2%	3.5%	2.8%
Health plan services medical care ratio (MCR)	83.1%	83.8%	83.6%	84.7%
Government contracts cost ratio	93.9%	96.1%	94.6%	95.9%
Administrative ratio (a)	11.3%	10.2%	11.4%	10.0%
Selling costs ratio (b)	2.4%	2.3%	2.3%	2.4%
Health plan services premiums per member per month (PMPM) (c)	$244.49	$238.92	$243.66	$234.48
Health plan services costs PMPM (c)	$203.19	$200.31	$203.64	$198.70

(a)	The administrative ratio is computed as the sum of general and administrative (G&A) and depreciation expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(b)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(c)	PMPM is calculated based on total at-risk member months and excludes administrative services only (ASO) member months.

Summary of Operating Results

Highlights from our overall operating performance in the three and nine months ended September 30, 2006 are as follows:

•	Pretax margin decreased to 2.9% for the three months ended September 30, 2006 from 4.2% for the same period in 2005 due to the impact of the debt refinancing charge, and pretax margin improved to 3.5% for the nine months ended September 30, 2006, compared to 2.8% for the same period in 2005;

•	MCR improved to 83.1% and 83.6% in the three and nine months ended September 30, 2006, respectively, from 83.8% and 84.7%, respectively, in the same periods in 2005, partly due to moderating cost trends;

•	TRICARE performance improved as the pretax income contribution from our Government Contracts segment increased by 37.1% and 36.2% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005;

•	Enrollment growth of 7.4% at September 30, 2006 from September 30, 2005, primarily from new members in our Medicare Part D prescription drug benefit plans; and

•	Administrative ratio increased to 11.3% and 11.4% for the three and nine months ended September 30, 2006, respectively, from 10.2% and 10.0%, respectively, for the same periods in 2005 reflecting our increased spending on new products and marketing to support the new sales effort.

Consolidated Segment Results

The following table summarizes the operating results of our reportable segments for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Pretax income:
Health plan services segment	$128.7	$105.0	$316.2	$262.0
Government Contracts segment	34.0	24.8	97.4	71.5

Total segment pretax income	$162.7	$129.8	$413.6	$333.5
Debt refinancing charge	(70.1)	—	(70.1)	—
Litigation and severance and related benefit costs	—	—	—	(83.3)

Income from operations before income taxes as reported	$92.6	$129.8	$343.5	$250.2

Health Plan Services Segment Membership

The following table below summarizes our health plan membership information by program and by state at September 30, 2006 and 2005:

	Commercial		ASO		Medicare Risk		Medicaid		Health Plans Total
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
	(Membership in thousands)
Arizona	120	119	—	—	34	31	—	—	154	150
California	1,472	1,478	6	7	104	94	717	703	2,299	2,282
Connecticut	185	209	68	69	33	26	83	90	369	394
New Jersey	101	145	19	18	—	—	47	40	167	203
New York	217	218	17	21	7	6	—	—	241	245
Oregon	136	138	—	—	19	15	—	—	155	153

	2,231	2,307	110	115	197	172	847	833	3,385	3,427
Medicare PDP Stand-alone (effective January 1, 2006)	—	—	—	—	294	—	—	—	294	—

Total	2,231	2,307	110	115	491	172	847	833	3,679	3,427

Our total health plan membership increased by 7.4% to 3.7 million members at September 30, 2006 from 3.4 million members at September 30, 2005. The increase was driven by the addition of 294,000 Medicare Part D members and 99,000 members from the Universal Care transaction completed on March 31, 2006, partially offset by declines in our small group and individual enrollment of 8,000 members, or 1.2%, and large group enrollment of 68,000 members, or 4.2%, from September 30, 2005 to September 30, 2006.

Membership in our commercial health plans decreased by 3.3% at September 30, 2006 compared to September 30, 2005. This decrease was primarily attributable to the continued impact of premium pricing increases. The enrollment decline was primarily seen in our California and Northeast plans which had lapse rates of approximately 15% and 23%, respectively. The decline in California enrollment was seen in the large group market and was partially offset by the addition of 65,000 new commercial members from the Universal Care transaction. Our New Jersey plan experienced a net decline of 26,000 members in the small group market and a net decline of 17,000 members in the large group market.

Membership in our Medicare Risk program, excluding members under Medicare Part D, increased by 25,000 members at September 30, 2006 compared to September 30, 2005, due to membership growth primarily in California of 10,000 members and Connecticut of 7,000 members. Under Medicare Part D, which became effective on January 1, 2006, we added 294,000 members.

We participate in state Medicaid programs in California, Connecticut and New Jersey. California membership (including members acquired in the Universal Care transaction), where the program is known as Medi-Cal, comprised 84.7% and 84.4% of our Medicaid membership at September 30, 2006 and 2005, respectively. Membership in our Medicaid programs increased by 14,000 members at September 30, 2006 compared to September 30, 2005 and the increase was primarily due to the Universal Care transaction.

Health Plan Services Segment Results

The following table summarizes the operating results for our health plan services segment for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions, except PMPM data)
Health plan services segment:
Health plan services premiums	$2,622.1	$2,386.3	$7,745.5	$7,152.1
Health plan services expenses	(2,179.2)	(2,000.7)	(6,473.5)	(6,060.7)

Gross margin	442.9	385.6	1,272.0	1,091.4
Net investment income	33.2	19.5	82.8	52.5
Administrative services fees and other income	31.6	13.3	79.8	38.7
G&A	(294.0)	(241.8)	(879.9)	(690.8)
Selling	(62.9)	(55.0)	(179.1)	(168.3)
Amortization and depreciation	(6.7)	(4.8)	(18.3)	(28.6)
Interest	(15.4)	(11.8)	(41.1)	(32.9)

Pretax income	$128.7	$105.0	$316.2	$262.0
MCR	83.1%	83.8%	83.6%	84.7%
Health plan services premium PMPM	$244.49	$238.92	$243.66	$234.48
Health care cost PMPM	$203.19	$200.31	$203.64	$198.70
Administrative ratio	11.3%	10.2%	11.4%	10.0%

Health Plan Services Premiums

Total health plan services premiums increased by $235.8 million, or 9.9%, for the three months ended September 30, 2006 and by $593.4 million, or 8.3%, for the nine months ended September 30, 2006 as compared to the same periods in 2005 as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Commercial premium revenue	$1,751.6	$1,700.3	$5,147.0	$5,126.1
Medicare Risk premium revenue	577.9	404.8	1,733.8	1,183.5
Medicaid premium revenue	292.6	281.2	864.7	842.5

Total Health plan services premiums	$2,622.1	$2,386.3	$7,745.5	$7,152.1

Commercial premium revenues increased by $51.3 million, or 3.0%, for the three months ended September 30, 2006 and by $20.9 million, or 0.4%, for the nine months ended September 30, 2006 as compared to the same periods in 2005. These increases were attributable to our ongoing pricing discipline and approximately $43 million and $89 million of premiums from our Universal Care transaction for the three and nine months ended September 30, 2006, respectively. Our commercial premium PMPM increased by an average of 7.2% and 8.0% during the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.

Medicare Risk premiums increased by $173.1 million, or 42.8%, for the three months ended September 30, 2006 and by $550.3 million, or 46.5%, for the nine months ended September 30, 2006 as compared to the same periods in 2005. This increase is primarily due to the premiums paid to us by the CMS for the members participating in the new Medicare Part D prescription drug program effective January 1, 2006 and favorable Medicare risk factor adjustments in our Arizona, California, Connecticut, Oregon and New York plans totaling

$30.4 million for the 2006 payment year which was recognized in the three months ended September 30, 2006 and $80.0 million for the 2004, 2005 and 2006 payment years which were recognized in the nine months ended September 30, 2006 (see “—Health Plan Services Costs” for detail regarding the increase in capitation expense related to the retroactive Medicare rate adjustment). Approximately $31.4 million of these adjustments represented the impact of the 2005 payment year for the nine months ended September 30, 2006, respectively.

Medicaid premiums increased by $11.4 million, or 4.1%, for the three months ended September 30, 2006 and by $22.2 million, or 2.6%, for the nine months ended September 30, 2006 as compared to the same periods in 2005. The increase is driven by the addition of one new county in California.

Health Plan Services Costs

Health plan services costs increased by $178.5 million, or 8.9%, for the three months ended September 30, 2006 and by $412.8 million, or 6.8%, for the nine months ended September 30, 2006 as compared to the same periods in 2005, as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Commercial health care costs	$1,457.3	$1,404.5	$4,298.0	$4,311.0
Medicare Risk health care costs	480.5	363.7	1,465.2	1,058.0
Medicaid health care costs	236.8	232.5	699.8	691.7
Behavioral health contract costs effective 1/1/2006	4.6	—	10.5	—

Total Health plan services health care costs	$2,179.2	$2,000.7	$6,473.5	$6,060.7

Our health plan services MCRs by line of business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Commercial	83.2%	82.6%	83.5%	84.1%
Medicare Risk	83.1%	89.8%	84.5%	89.4%
Medicaid	80.9%	82.7%	80.9%	82.1%

Total	83.1%	83.8%	83.6%	84.7%

Commercial health care costs increased by $52.8 million, or 3.8%, for the three months ended September 30, 2006 and decreased by $13.0 million, or 0.3%, for the nine months ended September 30, 2006 as compared to the same periods in 2005. The increase for the three-month period is partially due to the addition of 65,000 commercial members from the Universal Care transaction effective March 31, 2006 and increase in utilization. Commercial bed days increased by approximately 1.9% for the three months ended September 30, 2006 compared with the same period in 2005. The decrease for the nine-month period is primarily attributable to membership losses. Our commercial MCR for the nine months ended September 30, 2006, also decreased, driven primarily by cost reductions from more favorable provider contracts and continued overall moderating commercial cost trends. The increase in the commercial health care cost trend on a PMPM basis was 8.0% for the three months ended September 30, 2006 and 7.2% for the nine months ended September 30, 2006 over the same periods in 2005. Physician and hospital costs rose about 5.8% and 8.8%, respectively and pharmacy costs rose about 5.1% on a PMPM basis for the nine months ended September 30, 2006 over the same period in 2005.

Medicare Risk health care costs increased by $116.8 million, or 32.1%, for the three months ended September 30, 2006 and by $407.2 million, or 38.5%, for the nine months ended September 30, 2006 as compared to the same periods in 2005. Medicare Risk health care costs increased as a result of an increase in pharmacy costs due to Medicare Part D coverage and an increase in membership and increased capitation expense from Medicare risk factor adjustments totaling $6.9 million for the 2006 payment year which was recognized in the three months ended September 30, 2006 and $27.8 million for the 2004, 2005 and 2006 payment years which were recognized in the nine months ended September 30, 2006 (see “—Health Plan Services Premiums” for detail regarding the increase in premium revenue related to the retroactive Medicare rate adjustment). Approximately $12.8 million of these adjustments represented the impact of the 2005 payment year for the nine months ended September 30, 2006, respectively. Medicare Risk MCR decreased in the three and nine months ended September 30, 2006 due to an increase in revenue driven by enrollment increases and net revenue from Medicare risk factor adjustments.

Medicaid health care costs increased by $4.3 million, or 1.8%, for the three months ended September 30, 2006 and by $8.1 million, or 1.2%, for the nine months ended September 30, 2006 as compared to the same periods in 2005, due primarily to an increase in enrollment. The decrease in the Medicaid health care cost PMPM was 0.3% for the three months ended September 30, 2006 and 0.4% for the nine months ended September 30, 2006 over the same periods in 2005. The Medicaid MCR decreased for the three and nine months ended September 30, 2006 when compared to the same periods in 2005, primarily driven by lower physician costs.

Administrative Services Fees and Other Income

Administrative services fees and other income increased by $18.3 million, or 138%, for the three months ended September 30, 2006 and by $41.1 million, or 106%, for the nine months ended September 30, 2006 as compared to the same periods in 2005. The increases are primarily due to a new behavioral health contract. In January 2006, MHN Government Services was formed in order to provide behavioral health counseling services to the Department of Defense for military personnel in the U.S. and abroad. This contract performs as a sub-contract that supports a prime contract held by third party issued directly by the Department of Defense; accordingly, the recipients of these services are not included in our membership. These services are provided both by MHN employees and sub-contractors with other service providers.

Net Investment Income

Net investment income increased by $13.7 million, or 69.9%, for the three months ended September 30, 2006 and by $30.3 million, or 57.7%, for the nine months ended September 30, 2006 as compared to the same periods in 2005. The increases are primarily due to higher interest rates and higher invested assets related to the U.S. Treasury securities portfolio that we established to fund the redemption of our Senior Notes from which we recognized investment gains and interest income of approximately $6 million and $3 million, respectively, in the nine months ended September 30, 2006.

General, Administrative and Other Costs

G&A costs increased by $52.2 million, or 21.6%, for the three months ended September 30, 2006 and by $189.1 million, or 27.4%, for the nine months ended September 30, 2006 as compared to the same periods in 2005. Our administrative ratio (G&A and depreciation expenses as a percentage of health plan services premiums and administrative services fees and other income) increased to 11.3% and 11.4% for the three and nine months ended September 30, 2006, respectively, from 10.2% and 10.0%, respectively, for the same periods in 2005. The increases are primarily due to our increased spending for our Medicare expansion plans, an increase in marketing activities for new product development, the addition of the members from the Universal Care transaction, new business bid costs and recognition of stock option expense as a result of adopting SFAS No. 123(R). See Note 2 to the consolidated financial statements for further information on the impact of SFAS No. 123(R).

The selling costs ratio (selling costs as a percentage of health plan services premiums) increased to 2.4% from 2.3% for the three months ended September 30, 2006 and September 30, 2005, respectively, and decreased to 2.3% from 2.4% for the nine months ended September 30, 2006 and September 30, 2005, respectively. The increase for the three-month period is primarily due to higher broker commissions. The decrease for the nine-month period is primarily due to a decline in our small group and individual membership, which have higher commission cost structures.

Amortization and depreciation expense increased by $1.9 million for the three months ended September 30, 2006 and decreased by $10.3 million for the nine months ended September 30, 2006 as compared to the same periods in 2005. The increase for the three-month period is primarily due to the addition of new assets placed in production related to various information technology system projects. The decrease for the nine-month period is primarily due to the sale of assets under the sale-leaseback transaction completed in June 2005.

Interest expense increased by $3.6 million, or 30.5%, for the three months ended September 30, 2006 and by $8.2 million, or 24.9%, for the nine months ended September 30, 2006 as compared to the same periods in 2005. The increases are primarily due to interest on the term and bridge loans we entered into in June 2006 and an increase in the variable rate interest we paid on the swap contracts that hedged against interest rate risk associated with our Senior Notes, offset in part by a decrease in interest on the Senior Notes, which were redeemed on August 14, 2006. See “—Debt Refinancing” below.

Government Contracts Segment Membership

Under our TRICARE contract for the North Region, we provided health care services to approximately 2.9 million and 3.0 million eligible beneficiaries in the Military Health System (MHS) as of September 30, 2006 and September 30, 2005, respectively. Included in the 2.9 million eligibles as of September 30, 2006 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.1 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of September 30, 2006, there were approximately 1.4 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

In addition to the 2.9 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer 15 contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 11 states covering approximately 43,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for Government Contracts for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Government Contracts segment:
Revenues	$560.5	$639.6	$1,792.0	$1,747.0
Government contracts costs	526.5	614.8	1,694.6	1,675.5

Pretax income	$34.0	$24.8	$97.4	$71.5

Government Contracts Ratio	93.9%	96.1%	94.6%	95.9%

Government Contracts Revenues

Government Contracts revenues decreased by $79.1 million, or 12.4%, for the three months ended September 30, 2006, and increased by $45.0 million, or 2.6%, for the nine months ended September 30, 2006 as compared to the same periods in 2005. The decrease in Government Contracts revenues for the three-month period is primarily due to lower health care cost trends which have reduced our revenue estimates for all three option periods of the contract. The increase for the nine-month period is primarily due to higher health care prices and costs in the current option period as compared to the prior option period.

Government Contracts Costs

Government Contracts costs decreased by $88.3 million, or 14.4%, for the three months ended September 30, 2006 as compared to the same period in 2005 and increased by $19.1 million, or 1.1%, for the nine months ended September 30, 2006, as compared to the same period in 2005. The decrease for the three-month period is primarily due to lower health care cost trends which have reduced our estimates for all option periods of the contract. The increase for the nine-month period is primarily due to higher health care costs in the current option period as compared to the prior option period.

The Government Contracts ratio decreased by 220 basis points for the three months ended September 30, 2006 and by 130 basis points for the nine months ended September 30, 2006 as compared to the same periods in 2005, primarily due to improved health care performance in each successive option period of the TRICARE contract for the North Region particularly the Option 3 period which began on April 1, 2006.

Debt Refinancing

On June 23, 2006, we began a series of transactions for the purpose of refinancing our Senior Notes. In connection with the refinancing, we incurred $70.1 million in costs, including a $51.0 million redemption premium with respect to our Senior Notes, $11.1 million for the settlement of the four Swap Contracts and $8.0 million for professional fees and other expenses related to such refinancing. The Senior Notes were redeemed on August 14, 2006. As of September 30, 2006, we have paid $65.0 million, funded by financing activities, related to the costs incurred. See Note 8 to our consolidated financial statements for additional information on our refinancing activities.

Litigation and Severance and Related Benefit Costs

AmCareco Litigation. On June 30, 2005, a jury in Louisiana state court returned a $117 million verdict against us in a lawsuit arising from the 1999 sale of three health plan subsidiaries of the Company. On August 2, 2005, the Court entered final judgment on the jury’s verdict in the AmCare-TX matter. In its final judgment, the Court, among other things, reduced the compensatory damage award to $44.5 million (which is 85% of the jury’s $52.4 million compensatory damage award) and rejected the AmCare-TX receiver’s demand for a trebling of the compensatory damages. The judgment also included the award of $65 million in punitive damages. During the three months ended June 30, 2005, we recorded a pretax charge of $15.9 million representing total estimated legal defense costs related to this litigation. As of September 30, 2006, no modifications have been made to the original estimated cost. See Note 9 to our consolidated financial statements for additional information on this litigation.

Class Action Settlement. On May 3, 2005, we announced that we signed a settlement agreement with the representatives of approximately 900,000 physicians and state and other medical societies settling the lead physician provider track action in the multidistrict class action lawsuit. During the three months ended March 31, 2005, we recorded a pretax charge in our consolidated statement of operations of $65.6 million to account for the settlement agreement, legal expenses and other expenses related to the physician class action litigation. On July 6, 2006, we paid the general settlement and plaintiffs’ legal fees, including interest, of $61.9 million funded by cash flows from operations. The payment had no material impact to our results of operations for the nine months ended September 30, 2006, as the cost had been fully accrued in the prior year. See Note 9 to our consolidated financial statements for additional information regarding the physician class action lawsuit.

Severance and Related Benefit Costs. In order to enhance efficiency and reduce administrative costs, we commenced, in 2004, an involuntary workforce reduction of approximately 500 positions, which included reductions resulting from an intensified performance review process, throughout many of our functional groups and divisions, most notably in the Northeast. The workforce reduction was substantially completed by June 30, 2005 and all of the $25.3 million of severance and related benefit costs recorded in 2004 had been paid out by December 31, 2005. We used available cash from operations to fund these payments. See Note 5 to the consolidated financial statements for additional information regarding severance and related benefit costs.

Income Tax Provision

Our income tax expense and the effective income tax rate for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Income tax expense	$1.7	$51.6	99.0	$97.1
Effective income tax rate (1)	1.8%	39.8%	28.8%	38.8%

(1)	The effective income tax rate differs from the statutory federal tax rate of 35.0% in each period due primarily to state income taxes, tax-exempt investment income and business divestitures. The effective rate for the three months and nine months ended September 30, 2006, is lower compared to the same periods in 2005 due primarily to a $32 million tax benefit realized from the sale of a subsidiary in the third quarter of 2006.

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

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $130.3 million and $122.8 million as of September 30, 2006 and December 31, 2005, respectively.

On June 23, 2006, we began a series of transactions for the purpose of refinancing our Senior Notes. In connection with the refinancing, we made $465 million in cash payments in the three months ended September 30, 2006. We also recognized an investment gain and investment interest income of approximately $6 million and $3 million respectively from the liquidation of the U.S. Treasury securities portfolio that we established to fund the redemption of our Senior Notes in the nine months ended September 30, 2006.

Operating Cash Flows

Our operating cash flows for the nine months ended September 30, 2006 compared to the same period in 2005 are as follows:

	September 30, 2006	September 30, 2005	Change 2006 over 2005
	(Dollars in millions)
Net cash provided by operating activities	$128.7	$259.2	$(130.5)

Net cash from operating activities decreased primarily due to one less prepayment received from CMS and a physician litigation settlement payment, partially offset by provider dispute payments made in 2005.

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

Our cash flows from investing activities for the nine months ended September 30, 2006 compared to the same period in 2005 are as follows:

	September 30, 2006	September 30, 2005	Change 2006 over 2005
	(Dollars in millions)
Net cash used in investing activities	$(139.8)	$(18.3)	$(121.5)

Net cash used in investing activities increased due primarily to $74 million cash paid for the purchase of Universal Care business and a reduction of cash proceeds received from the sale of certain fixed assets of $79 million in June 2005.

We completed the acquisition of certain health plan businesses of Universal Care, Inc., a California-based health care company, effective March 31, 2006 and paid $74 million. See Note 6 to consolidated financial statements for additional information.

On June 30, 2005, we entered into an agreement in which we sold certain of our non-real estate fixed assets to an independent third party for a net cash proceeds of $79 million and simultaneously leased such assets from an independent third party under an operating lease for an initial term of three years. The net proceeds were used to increase the capital level of our California health plan. Payments under the Lease Agreement are $2.8 million per quarter, plus interest, payable in arrears. See Note 6 to consolidated financial statements for additional information.

Financing Activities

Our cash flows from financing activities for the nine months ended September 30, 2006 compared to the same period in 2005 are as follows:

	September 30, 2006	September 30, 2005	Change 2006 over 2005
	(Dollars in millions)
Net cash provided by financing activities	$93.9	$64.8	$29.1

Net cash provided by financing activities increased due to $497 million received under the Bridge Loan Agreement and Term Loan Credit Agreement, net of expenses, related to our debt refinancing (see Note 8 to consolidated financial statements for additional information on our refinancing activities), partially offset by $465 million paid to redeem our Senior Notes on August 14, 2006.

The $200 million in borrowings outstanding as of September 30, 2006 under the Bridge Loan Agreement have a final maturity date of March 22, 2007. We are considering alternative financing options, including borrowings under our revolving credit facility and/or potential structured financing arrangements, to repay the amounts outstanding under the Bridge Loan Agreement on or prior to maturity.

Capital Structure

Stock Repurchase Program. In September 2004, we placed our stock repurchase program on hold, primarily as a result of Moody’s and S&P having downgraded our non-credit-enhanced, senior unsecured long-term debt rating to below investment grade. Our Board of Directors had previously authorized us to repurchase up to $450 million (plus exercise proceeds and tax benefits from the exercise of employee stock options) of our common stock under the stock repurchase program. After giving effect to realized exercise proceeds and tax benefits from the exercise of employee stock options, our cumulative total authority from the commencement of our stock repurchase program in 2002 to September 30, 2006 is estimated at $752 million. As of September 30, 2006, we had repurchased an aggregate of 19,978,655 shares of our common stock under our stock repurchase program at an average price of $26.86 for aggregate consideration of approximately $537 million. We used net free cash available to the Company to fund the share repurchases. The remaining authorization under our stock repurchase program as of September 30, 2006 was $215 million after taking into account exercise proceeds and tax benefits from the exercise of employee stock options. On October 14, 2006, the Board of Directors authorized the Company to resume repurchases of its common stock under this existing stock repurchase program. The Board of Directors also increased the size of the stock repurchase program by $235 million. As a result, the Company is currently authorized under the stock repurchase program to acquire shares of its common stock in an aggregate amount of up to $450 million. The current authorization does not include exercise proceeds and tax benefits from exercises of employee stock options after September 30, 2006. We may repurchase shares of our common stock under the stock repurchase program from time to time in open market transactions, privately negotiated transactions, or through accelerated share repurchase programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions. Our stock repurchase program does not have an expiration date. The stock repurchase program may be suspended or discontinued at any time. As of September 30, 2006, we have not terminated any repurchase program prior to its expiration date.

Senior Notes. On August 14, 2006, we redeemed $400 million in aggregate principal amount of our 8.375% senior notes due 2011. The Senior Notes were issued pursuant to an indenture (the Senior Notes Indenture) dated as of April 12, 2001 between us and U.S. Bank Trust National Association, as Trustee (the Trustee). On June 23, 2006, we entered into a First Supplemental Indenture (the Supplemental Indenture), which amended and supplemented the Senior Notes. The Supplemental Indenture, among other things, authorized the Trustee to enter into a Security and Control Agreement by and among us and the Trustee for the registered holders of our Senior Notes, and U.S. Bank National Association, as securities intermediary, for the purpose of securing and facilitating the redemption of our Senior Notes (the terms of which are more fully described below).

The Senior Notes were redeemable, at our option, at a price equal to the greater of:

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

The interest rate payable on our Senior Notes was dependent on whether the Moody’s or S&P credit rating applicable to the Senior Notes was below investment grade (as defined in the Senior Notes Indenture). On September 8, 2004, Moody’s announced that it had downgraded our senior unsecured debt rating from Baa3 to Ba1, which triggered an adjustment to the interest rate payable by us on our Senior Notes. As a result of the Moody’s downgrade, effective September 8, 2004, the interest rate on the Senior Notes increased from the original rate of 8.375% per annum to an adjusted rate of 9.875% per annum, resulting in an increase in our interest expense of $6 million on an annual basis. On November 2, 2004, S&P announced that it had downgraded our senior unsecured debt rating from BBB- to BB+, and on March 1, 2005 S&P further downgraded our senior unsecured debt rating from BB+ to BB. On May 16, 2005, Moody’s further downgraded our senior unsecured debt rating from Ba1 to Ba2. The adjusted interest rate of 9.875% per annum remained in effect for so long as the Moody’s rating on our Senior Notes remained below Baa3 (or the equivalent) or the S&P rating on our Senior Notes remained below BBB- (or the equivalent).

In the second quarter of 2006, we began a series of transactions for the purpose of refinancing our Senior Notes. On June 23, 2006, we borrowed $200 million under the Bridge Loan Agreement and $300 million under the Term Loan Agreement. See “—Bridge Loan Agreement” and “—Term Loan Agreement,” below. We used the net proceeds from these borrowings to purchase approximately $500 million in U.S. Treasury securities that we pledged (the Pledged Securities) as collateral to secure the Senior Notes. The Pledged Securities, originally purchased for $497 million, together with approximately $9 million in investment gains and interest income earned thereon, represented funds in the aggregate amount of approximately $506 million at August 14, 2006, the date of redemption of the Senior Notes. These funds were sufficient to redeem the Senior Notes for approximately $451 million, including a redemption premium of approximately $51 million, and to pay the accrued interest on the Senior Notes to the redemption date in the aggregate amount of $12 million. A portion of the remaining $43 million provided by the sale of the Pledged Securities was used to cover $11.1 million in costs for the termination and settlement of our Swap Contracts and to pay approximately $3 million of professional fees and other expenses related to the refinancing of the Senior Notes. The remaining $29 million of the proceeds from the sale of the Pledged Securities was returned to the Company’s general operating fund to be used for general working capital purposes.

As a result of our pledge of the Pledged Securities to secure the Senior Notes, Moody’s and S&P upgraded their ratings on the Senior Notes to investment grade (Baa1 and BBB, respectively) effective June 28, 2006 because the Senior Notes were effectively secured. The increase in the ratings on the Senior Notes caused the interest rate on the Senior Notes to decrease from 9.875% to 8.375% pursuant to the terms of the Senior Notes Indenture. On June 30, 2006, we issued a notice to redeem all of the outstanding Senior Notes, and we completed the redemption on August 14, 2006. Semi-annual interest was payable on the Senior Notes on April 15 and October 15 of each year. In connection with the redemption of the Senior Notes, we made a final interest payment, representing accrued interest on the Senior Notes from the last interest payment date to the date of the redemption.

On September 26, 2006, we terminated the Swap Contracts that we had maintained as a part of our hedging strategy to manage certain exposures related to the effect of changes in interest rates on our Senior Notes. See “Quantitative and Qualitative Disclosures About Market Risk” and Note 8 to our consolidated financial statements for additional information regarding the Swap Contracts.

We incurred a total of $70.1 million in costs associated with the refinancing of the Senior Notes, consisting of the $51.0 million redemption premium, the $8.0 million of professional fees and expenses and the $11.1 million of costs incurred in the termination and settlement of our Swap Contracts, which we recorded as a debt refinancing charge in our statement of operations for the three months ended September 30, 2006. See Notes 4 and 8 to our consolidated financial statements for additional information on the debt refinancing charge and Senior Note redemption.

Revolving Credit Facility. We have a $700 million revolving credit facility under a five-year revolving credit agreement with Bank of America, N.A., as a lender, and, as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto. As of September 30, 2006, no amounts were outstanding under our revolving credit facility.

Borrowings under our revolving credit facility may be used for general corporate purposes, including acquisitions, and to service our working capital needs. We must repay all borrowings, if any, under the revolving credit facility by June 30, 2009, unless the maturity date under the revolving credit facility is extended. Interest on any amount outstanding under the revolving credit facility is payable monthly at a rate per annum of (a) London Interbank Offered Rate (LIBOR) plus a margin ranging from 50 to 112.5 basis points or (b) the higher of (1) the Bank of America prime rate and (2) the federal funds rate plus 0.5%, plus a margin of up to 12.5 basis points. We have also incurred and will continue to incur customary fees in connection with the revolving credit facility. Our revolving credit facility contains customary representations and warranties and requires us to comply with certain covenants that impose restrictions on our operations, including financial covenants relating to a minimum borrower cash flow fixed charge coverage ratio (or, if our credit ratings meet specified criteria, a minimum consolidated fixed charge coverage ratio), a maximum consolidated leverage ratio and a minimum consolidated net worth, and a limitation on dividends and distributions. As of September 30, 2006, we were in compliance with all covenants under our revolving credit facility.

The revolving credit facility contains customary events of default subject to materiality and other qualifications and grace periods. The events of default include nonpayment of principal, interest, fees or other amounts under the applicable loan documents; failure to comply with specified covenants and agreements; any representation or warranty of ours in the applicable loan documents having been materially incorrect or misleading when made or deemed made; specified defaults by us or any of our subsidiaries under other indebtedness; specified bankruptcy and insolvency events; specified events involving the entry of judgments against us and/or our subsidiaries; non compliance by us or any of our subsidiaries under specified HMO or insurance regulations; specified events related to compliance with the Employee Retirement Income Security Act; actual or asserted invalidity of applicable loan documentation; and a change of control. Upon an event of a default under the revolving credit facility, the obligations under the revolving credit facility may be accelerated and the applicable interest rate increased.

We can obtain letters of credit in an aggregate amount of $300 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of September 30, 2006, we had an aggregate of $90.1 million in letters of credit issued pursuant to the revolving credit facility primarily to secure surety bonds issued in connection with litigation. We also have secured letters of credit for $14.9 million to guarantee workers’ compensation claim payments to certain external third-party insurance companies in the event that we do not pay our portion of the workers’ compensation claims and $0.2 million as a guarantee for expenses of the Health Net-sponsored pro cycling team. In addition, we secured a letter of credit effective January 1, 2006 in the amount of $10.0 million to cover risk of insolvency for the State of Arizona. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the revolving credit facility is $584.8 million as of September 30, 2006. No amounts have been drawn on any of these letters of credit.

As of September 30, 2006, as a result of our non-credit-enhanced, senior unsecured long-term debt rating not being at or above BBB- by S&P, we are currently subject to a minimum borrower cash flow fixed charge coverage ratio rather than the minimum consolidated fixed charge coverage ratio and are subject to additional reporting requirements to the lenders under the revolving credit facility. Since the Company redeemed its Senior Notes, Moody’s no longer provides a debt rating for the Company. The minimum borrower cash flow fixed charge coverage ratio calculates fixed charges on a parent-company-only basis. In the event our non-credit-enhanced, senior unsecured long-term debt rating is upgraded to at least BBB- by S&P, our coverage ratio covenant will revert to the consolidated fixed charge coverage ratio. In addition, as a result of our non-credit-enhanced, senior unsecured long-term debt rating not being at or above BBB- by S&P, the revolving credit facility prohibits us from making dividends, distributions or redemptions in respect of our capital stock in excess of $75 million (plus proceeds received by us from the exercise of stock options held by employees, management or directors of the company and any tax benefit to us related to such exercise) in any consecutive four-quarter period, less other restricted payments made in such period, except that we may repurchase up to $500 million of our capital stock, subject to specified conditions contained in the revolving credit facility (including a maximum leverage ratio), without limitation as to the source of funds used to make the repurchases. See “—Recent Amendments,” below.

Bridge Loan Agreement. On June 23, 2006, we borrowed $200 million under the Bridge Loan Agreement with The Bank of Nova Scotia, as administrative agent and lender. As of September 30, 2006, $200 million in borrowings was outstanding under the Bridge Loan Agreement. We may voluntarily prepay amounts outstanding under the Bridge Loan Agreement, in whole or in part, at any time without penalty or premium (subject to certain customary breakage costs). The bridge loan is mandatorily prepayable only to the extent that loans made under the Bridge Loan Agreement exceed unutilized commitments under our revolving credit facility, which is described below. At our option, borrowings under the Bridge Loan Agreement generally may be designated and maintained as either base rate loans or eurodollar rate loans. Base rate loans generally bear interest at a rate per annum equal to the sum of (i) the higher of (a) the applicable prime commercial rate and (b) the Federal Funds Rate plus 0.5% and (ii) 0.5%. Eurodollar rate loans generally bear interest at a rate per annum equal to the sum of (i) the applicable eurodollar interest rate (LIBOR) and (ii) 1.5%. The interest rate on the bridge loan at September 30, 2006 was 6.95%. Borrowings under the Bridge Loan Agreement initially had a final maturity date of September 22, 2006. On September 21, 2006, we amended the Bridge Loan Agreement to, among other things, extend the final maturity date of borrowings under the Bridge Loan Agreement to March 22, 2007.

The Bridge Loan Agreement contains representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in our revolving credit facility. Upon an event of default under the Bridge Loan Agreement, the obligations under the Bridge Loan Agreement may be accelerated and the applicable interest rate increased. As of September 30, 2006, we were in compliance with all covenants under the Bridge Loan Agreement.

Term Loan Agreement. On June 23, 2006, we borrowed $300 million under the Term Loan Agreement with JP Morgan Chase Bank, N.A., as administrative agent and lender, Citicorp USA, Inc., as syndication agent and lender. As of September 30, 2006, $300 million in term loan borrowings was outstanding under the Term Loan Agreement. We may voluntarily prepay amounts outstanding under the Term Loan Agreement, in whole or in part, at any time without penalty or premium (subject to certain customary breakage costs). At our option, borrowings under the Term Loan Agreement generally may be designated and maintained as either base rate loans or eurodollar rate loans. Base rate loans generally bear interest at a rate per annum equal to the sum of (i) the higher of (a) the applicable prime commercial rate and (b) the Federal Funds Rate plus 0.5% and (ii) a margin that that is fixed within a range of 0 basis points to 50 basis points, depending on our debt rating by S&P and Moody’s. Eurodollar rate loans generally bear interest at a rate per annum equal to the sum of (i) the applicable eurodollar interest rate (LIBOR) and (ii) a margin that is fixed within a range of 62.5 basis points to 150 basis points, depending on our debt rating by S&P and Moody’s. As of September 30, 2006, the applicable margin was 1.50% over LIBOR, and the interest rate on the term loan borrowings was 6.87%. This interest rate is effective until December 27, 2006, at which time the interest rate will be reset for the next quarter. Borrowings under the Term Loan Agreement have a final maturity date of June 23, 2011.

The Term Loan Agreement contain representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in our revolving credit facility. Upon an event of a default under the Term Loan Agreement, the obligations under the Term Loan Agreement may be accelerated and the applicable interest rate increased. As of September 30, 2006, we were in compliance with all covenants under the Term Loan Agreement.

Recent Amendments. On November 6, 2006, we amended the revolving credit facility, the Bridge Loan Agreement and the Term Loan Agreement to allow for the repurchase of up to $500 million of our capital stock, subject to specified conditions contained in such agreements (including a maximum leverage ratio), without limitation as to the source of funds used to make the repurchases. Immediately prior to the November 6, 2006 amendments, the revolving credit facility, the Bridge Loan Agreement and the Term Loan Agreement would have allowed for repurchases of capital stock of up to $500 million only with proceeds from a financing transaction incurred specifically to fund stock repurchases, effectively limiting our share repurchases in any period of four consecutive quarters (in the absence of such a financing transaction) to no more than $75 million (plus proceeds received by us from the exercise of stock options held by employees, management or directors of the company and any tax benefit to us related to such exercise) less other restricted payments made in such period.

The amendment to the revolving credit facility was executed by us, Bank of America, N.A., as administrative agent, and various lenders thereunder; the amendment to the Bridge Loan Agreement was executed by us and The Bank of Nova Scotia, as administrative agent and lender; and the amendment to the Term Loan Agreement was executed by us, Citicorp USA, Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent and lender. The agents and lenders under the revolving credit facility, the Bridge Loan Agreement and the Term Loan Agreement and their affiliates provided, and may in the future provide, other commercial banking and other financial services to us for which they have received, and may in the future receive, customary fees.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of September 30, 2006, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At September 30, 2006, we had sufficient capital to exceed this level. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash or other assets to the parent company.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. Health Net, Inc. did not make any capital contributions to its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations during the nine months ended September 30, 2006 or thereafter through November 7, 2006.

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

CONTRACTUAL OBLIGATIONS

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2005 in our Annual Report on Form 10-K for the year ended December 31, 2005. Those contractual obligations include long and short-term debt, operating leases and other purchase obligations. We do not have significant changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K, except those items related to our Term and Bridge loans as further described in Note 8 to the consolidated financial statements, which are as follows:

	After September 30, 2006	2007	2008	2009	2010	Thereafter	Total
	(Amounts in millions)
Variable-rate borrowings:
Principal	$—	$200.0	$—	$—	$—	$300.0	$500.0
Interest	5.2	27.0	19.9	20.0	20.2	9.8	102.1

Cash outflow on variable-rate borrowings	5.2	227.0	19.9	20.0	20.2	309.8	602.1

Cash outflow on all borrowings	$5.2	$227.0	$19.9	$20.0	$20.2	$309.8	$602.1

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2006, we had no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2005, we identified the critical accounting policies which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, government contracts, goodwill and recoverability of long-lived assets and investments. We have not changed these policies from those previously disclosed in our Annual Report on Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of September 30, 2006 is discussed below.

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

The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by these factors:

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$(48.2) million
1%	$(24.5) million
(1)%	$25.5 million
(2)%	$51.9 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$25.1 million
1%	$12.5 million
(1)%	$(12.5) million
(2)%	$(25.1) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2006. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $9.1 million as of September 30, 2006.

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

We used interest rate swap contracts (Swap Contracts) as a part of our hedging strategy to manage certain exposures related to the effect of changes in interest rates on the fair value of our Senior Notes. Under the Swap Contracts, we paid an amount equal to a specified variable rate of interest times a notional principal amount and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The Swap Contracts were entered into with a number of major financial institutions in order to reduce counterparty credit risk. On September 26, 2006, we terminated the Swap Contracts and recognized a loss of $11.1 million associated with the termination and settlement of the Swap Contracts. See Note 8 to our consolidated financial statements for additional information regarding the Swap Contracts.

Borrowings under our revolving credit facility, of which there were none as of September 30, 2006, are subject to variable interest rates. For additional information regarding our revolving credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.

Borrowings under our Term Loan Agreement, which were $300 million as of September 30, 2006, are at variable interest rates. For additional information regarding our Term Loan Agreement, see “Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The 6.98% interest rate under our $200 million Bridge Loan Agreement was fixed for the initial 91-day duration of the loan thereunder. On September 21, 2006, we entered into an amendment to, among other things, extend the final maturity date of the Bridge Loan borrowing to March 22, 2007. The interest rate on the bridge loan at September 30, 2006 was 6.95%. For additional information regarding our Bridge Loan Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The fair value of our variable rate borrowings as of September 30, 2006 was approximately $500 million, which is equal to the carrying value because the interest rates paid on these borrowings are based on prevailing market rates. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of September 30, 2006. These cash outflows include expected principal and interest payments consistent with the terms of the outstanding debt as of September 30, 2006.

	After September 30, 2006	2007	2008	2009	2010	Thereafter	Total
	(Amounts in millions)
Variable-rate borrowings:
Principal	$—	$200.0	$—	$—	$—	$300.0	$500.0
Interest	5.2	27.0	19.9	20.0	20.2	9.8	102.1

Cash outflow on variable-rate borrowings	5.2	227.0	19.9	20.0	20.2	309.8	602.1

Cash outflow on all borrowings	$5.2	$227.0	$19.9	$20.0	$20.2	$309.8	$602.1

Item 4.	Controls and Procedures.

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

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 9 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

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

We are subject to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, breach of contract actions, tort claims, fraud and misrepresentation claims, shareholder suits, including suits for securities fraud, and intellectual property and real estate related disputes. In addition, we incur and likely will continue to incur potential liability for claims particularly related to the insurance industry in general and our business in particular, such as claims by members alleging failure to pay for or provide health care, poor outcomes for care delivered or arranged, improper rescission, termination or non-renewal of coverage, claims by employer groups for return of premiums and claims by providers, including claims for withheld or otherwise insufficient compensation or reimbursement, claims related to self-funded business, and claims related to reinsurance matters. Such actions can also include allegations of fraud, misrepresentation, and unfair or improper business practices and can include claims for punitive damages. For example in McCoy v. Health Net, Inc. et al, and in Wachtel v. Guardian Life Insurance Co., the plaintiffs allege that the manner in which our various subsidiaries paid member claims for out of network services was improper. Plaintiffs have sought potentially severe sanctions against us for a variety of alleged misconduct, discovery abuses and fraud on the court. The sanctions sought by plaintiffs and being considered by the court include, among others, entry of a default judgment, monetary sanctions, and either the appointment of a monitor to oversee our claims payment practices and our dealings with state regulators or the appointment of an independent fiduciary to replace us as a fiduciary with respect to our claims adjudications for members. Also, there are currently, and may be in the future, attempts to bring other types of class action lawsuits against various managed care organizations, including us. In some of the cases pending against us, substantial non-economic or punitive damages are also being sought. See Note 9 to our consolidated financial statements for additional information regarding the McCoy and Wachtel matters and our other legal proceedings.

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

We regularly evaluate litigation matters pending against us, including those described in Note 9 to the consolidated financial statements included herein, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in an earnings charge in any particular quarter in which we enter into a settlement agreement. Although we have recorded litigation reserves which represent our best estimate on probable losses, both known and incurred but not reported, our recorded reserves might prove not to be adequate to cover an adverse result or settlement for extraordinary matters such as the matters described in Note 9. Therefore, the costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our financial condition or results of operations.

We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect our operations.

Our indebtedness includes $200 million of borrowings under a Bridge Loan Agreement, which are due in March 2007, and $300 million of borrowings under a Term Loan Agreement, which are due in June 2011. In addition, to provide liquidity, we have a $700 million five-year revolving credit facility that expires in June 2009. As of September 30, 2006, no borrowings were outstanding under revolving credit facility. We may incur additional debt in the future. Our existing indebtedness, and any additional debt we incur in the future through drawings on our revolving credit facility or otherwise, could have an adverse effect on our business and future operations. For example, it could:

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

We are considering alternative financing options, including borrowings under our revolving credit facility and/or potential structured financing arrangements, to repay the amounts outstanding under the Bridge Loan Agreement on or prior to maturity. Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. There can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements.

Our revolving credit facility, Bridge Loan Agreement and Term Loan Agreement contain restrictive covenants that could limit our ability to pursue our business strategies.

Our revolving credit facility, Bridge Loan Agreement and Term Loan Agreement require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, pay dividends, make investments or other restricted payments, sell or otherwise dispose of assets and engage in other activities. In addition, we are required to comply with specified financial covenants, including a maximum leverage ratio, a minimum borrower cash flow fixed charge coverage ratio or (depending on our debt rating by Moody’s and S&P) a minimum fixed charge coverage ratio and a minimum consolidated net worth requirement.

The restrictive covenants under our revolving credit facility, Bridge Loan Agreement and Term Loan Agreement could limit our ability to pursue our business strategies. In addition, any failure by us to comply with the restrictive covenants under our revolving credit facility, Bridge Loan Agreement or Term Loan Agreement could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable, which could have a material adverse effect on our financial condition.

Our efforts to capitalize on Medicare business opportunities could prove to be unsuccessful.

Medicare programs represent a significant portion of our business, accounting for approximately 13% of our total revenue in 2005 and an expected 18% in 2006. In connection with the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) and the MMA implementing regulations adopted in 2005, we have significantly expanded our Medicare health plans, restructured our Medicare program management team and operations to enhance our ability to pursue business opportunities presented by the MMA and the Medicare program generally.

Particular risks associated with our providing Medicare Part D prescription drug benefits under the MMA include potential uncollectability of receivables, inadequacy of underwriting assumptions, inability to receive and process information and increased pharmaceutical costs, (as well as the underlying seasonality of this business). In addition, in connection with our participation in the Medicare Advantage and Part D programs, we regularly record revenues associated with the risk adjustment reimbursement mechanism employed by CMS. This mechanism is designed to appropriately reimburse health plans for the relative health care cost risk of its Medicare enrollees. While we have historically recorded revenue and received payment for risk adjustment reimbursement settlements, there can be no assurance that we will receive payment from CMS for the levels of the risk adjustment premium revenue recorded in any given quarter.

In 2007, the Company again expects that its Medicare programs will expand. Specifically, we will be introducing Private Fee-For-Service (PFFS) Medicare Advantage plans, expanding our Medicare Part D prescription drug benefits plans to all 50 states, and enhancing our HMO/PPO product offerings. All of these growth activities require substantial administrative and operational capabilities which we are in the process of developing. An example of this preparation is the Company’s entry into a new contract with a third party vendor to administer the enrollment and billing functions for Medicare Part D and PFFS, as well as processing claims for PFFS. If the transition and implementation of these key operational functions does not occur as scheduled, or we are unable to develop administrative capabilities to address the additional needs of our growing Medicare programs, it could have a material adverse effect on our Medicare business.

In addition, if the cost or complexity of the recent Medicare changes exceed our expectations or prevent effective program implementation, if the government alters or reduces funding of Medicare programs because of the higher-than-anticipated cost to taxpayers of the MMA or for other reasons, if we fail to design and maintain programs that are attractive to Medicare participants or if we are not successful in winning contract renewals or new contracts under the MMA’s competitive bidding process, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, and we may not be able to realize any return on our investments in Medicare initiatives.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A description of the Company’s stock repurchase program and the information required under this Item 2 is contained under the caption “Stock Repurchase Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this Quarterly Report on Form 10-Q. We did not repurchase any shares of common stock during the nine months ended September 30, 2006 under our publicly announced stock repurchase program.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1–January 31	—	—
February 1–February 28	57,827	$49.29
March 1–March 31	554	$50.04
April 1–April 30	9,470	$46.86
May 1–May 31	6,937	$41.62
June 1–June 30	82,230	$44.24
July 1–July 31	—	—
August 1–August 31	—	—
September 1–September 30	—	—

Total	157,018	$46.16

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

3.1	Sixth Amended and Restated Certificate of Incorporation of Health Net, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2006).

4.1	Rights Agreement, dated as of July 27, 2006, between Health Net, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2006).

10.1	Certain Compensation and Benefit Arrangements with Health Net, Inc.’s Non-Employee Directors, as amended and restated on July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2006).

10.2	Amendment to Bridge Loan Agreement, dated as of September 21, 2006, among Health Net, Inc., the lenders party thereto and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2006).

10.3	Amended and Restated Employment Letter Agreement dated as of October 4, 2006 between Health Net, Inc. and Karin Mayhew, a copy of which is filed herewith.

10.4	Second Amendment to Bridge Loan Agreement, dated as of November 6, 2006, among Health Net, Inc., the lenders party thereto and The Bank of Nova Scotia, as Administrative Agent, a copy of which is filed herewith.

10.5	Fifth Amendment to Credit Agreement, dated as of November 6, 2006, among Health Net, Inc., the lenders party thereto and Bank of American, N.A., as Administrative Agent, a copy of which is filed herewith.

10.6	First Amendment to Term Loan Credit Agreement, dated as of November 6, 2006, among Health Net, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp USA Inc., as Syndication Agent, and the lenders party thereto, a copy of which is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: November 7, 2006	By:	/s/ ANTHONY S. PISZEL
Anthony S. Piszel
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of Health Net, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2006).

4.1	Rights Agreement, dated as of July 27, 2006, between Health Net, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2006).

10.1	Certain Compensation and Benefit Arrangements with Health Net, Inc.’s Non-Employee Directors, as amended and restated on July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2006).

10.2	Amendment to Bridge Loan Agreement, dated as of September 21, 2006, among Health Net, Inc., the lenders party thereto and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2006).

10.3	Second Amendment to Bridge Loan Agreement, dated as of November 6, 2006, among Health Net, Inc., the lenders party thereto and The Bank of Nova Scotia, as Administrative Agent, a copy of which is filed herewith.

10.4	Fifth Amendment to Credit Agreement, dated as of November 6, 2006, among Health Net, Inc., the lenders party thereto and Bank of American, N.A., as Administrative Agent, a copy of which is filed herewith.

10.5	First Amendment to Term Loan Credit Agreement, dated as of November 6, 2006, among Health Net, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp USA Inc., as Syndication Agent, and the lenders party thereto, a copy of which is filed herewith.

10.6	Amended and Restated Employment Letter Agreement dated as of October 4, 2006 between Health Net, Inc. and Karin Mayhew, a copy of which is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.