Form 10-K
period 2006-12-31
HEALTH NET INC
filed 2007-03-01
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2006 was $5,187,937,157 (which represents 114,853,601 shares of Common Stock held by such non-affiliates multiplied by $45.17, the closing sales price of such stock on the New York Stock Exchange on June 30, 2006).

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2007 was 111,911,622 (excluding 28,816,339 shares held as treasury stock).

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2006.

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

Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (“HMOs”), insured preferred provider organizations (“PPOs”) and point-of-service (“POS”) plans to approximately 6.6 million individuals in 27 states and the District of Columbia through group, individual, Medicare, (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network, provides behavioral health, substance abuse and employee assistance programs to approximately 7.3 million individuals. Our subsidiaries also offer managed health care products related to prescription drugs and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs. In addition, we own health and life insurance companies licensed to sell exclusive provider organization (“EPO”), PPO, POS and indemnity products, as well as auxiliary non-health products such as life and accidental death and dismemberment, dental, vision, behavioral health and disability insurance.

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

Our transfer agent, Wells Fargo, can help you with a variety of shareholder-related services, including change of address, lost stock certificates, transfer of stock to another person and other administrative services. You can write to our transfer agent at: Wells Fargo Shareowner Services, P.O. Box 64854, St. Paul, Minnesota 55164-0854, email stocktransfer@wellsfargo.com, or telephone (800) 468-9716 or (651) 450-4064.

Segment Information

We currently operate within two reportable segments, Health Plan Services and Government Contracts, each of which is described below. For additional financial information regarding our reportable segments, see “Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 15 to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Health Plan Services Segment

Our Health Plan Services segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. As of December 31, 2006, we had approximately 3.3 million at-risk, 0.1 million administrative services only (“ASO”) and 0.3 million Medicare stand-alone Part D members in our Health Plan Services segment.

Managed Health Care Operations

We offer a full spectrum of managed health care products and services. Our strategy is to offer to employers and individuals a wide range of managed health care products and services that, among other things, provide comprehensive coverage and contain health care costs increases. Our health plans offer members a wide range of health care services including ambulatory and outpatient physician care, hospital care, pharmacy services, behavioral health and ancillary diagnostic and therapeutic services. Our health plans include a matrix package which allows members to select their desired coverage from a variety of alternatives. Our principal commercial health products are as follows:

•

HMO Plans: Our HMO plans offer comprehensive benefits generally through contracts with participating network physicians, hospitals and other providers. When an individual enrolls in one of our HMO plans, he or she may select a primary care physician (“PCP”) from among the physicians participating in our network. PCPs generally are family practitioners, general practitioners or pediatricians who provide necessary preventive and primary medical care, and are generally responsible for coordinating other necessary health care services, including making referrals to participating network specialists. We offer HMO plans with differing benefit designs and varying levels of co-payments that result in different levels of premium rates. In California, participating providers are typically contracted through medical groups. In those cases, enrollees in HMO plans are generally required to secure specialty professional services from physicians in the group, as long as such services are available from group physicians.

•

PPO Plans: Our PPO plans offer coverage for services received from any health care provider, with benefits generally paid at a higher level when care is received from a participating network provider. Coverage typically is subject to deductibles and co-payments or coinsurance.

•

Indemnity Plans: Our indemnity plans offer the member the ability to select any health care provider for covered services. Some care management features may be included in these plans, such as inpatient precertification, disease management programs and benefits for preventive services. Coverage typically is subject to deductibles and coinsurance.

•

POS Plans: Our POS plans blend the characteristics of HMO and Indemnity plans. Members can have comprehensive HMO-style benefits for services received from participating network providers with lower co-payments (particularly within the medical group), but also have coverage, generally at higher co-payment or coinsurance levels, for services received outside the network.

Over the past five years, we have expanded all of our product lines, which has enabled us to offer greater flexibility to employer groups and individual insureds. As of December 31, 2006, 42% of our commercial members were covered by POS and PPO products, 55% were covered by conventional HMO products and 3% were covered by EPO and fee-for-service products, including new health plans such as consumer-directed health care plans. For information on our consumer-directed health care plans see “—Additional Information Concerning Our Business—Consumer-Directed Health Care Plans; Health Savings Accounts and Health Reimbursement Accounts.”

In addition, we have focused on the development of distinct brand identities and innovative products and service offerings to better serve our customers. These include:

•

Salud Con Health NetSM, a family of affordable healthcare insurance products targeting the Latino community in Southern California. These products are available in Los Angeles, Orange and Ventura counties and were developed by Health Net of California to respond to the health care needs of uninsured Latino immigrants and their families. Originally available only as group coverage, in 2006 Health Net expanded these products to include individual coverage. The individual health care plans are the first-ever cross-border health care plans made available to individual consumers who purchase benefits directly from insurers.

•	Decision PowerSM, a series of programs designed to directly involve patients in their health care decisions.

•	Our It’s Your Life WellsiteSM, which provides commercial and Medicare members easy access to information they need to make smarter choices about their health, health care and health care costs.

•	Consumer Directed Health Plan products such as Health Savings Accounts and Health Reimbursement Accounts.

•

Community stores such as our Medicare stores in Phoenix, Arizona and Meriden, Connecticut and our community enrollment and customer service centers in East Los Angeles, California and Modesto, California.

The pricing of our products is designed to reflect the varying costs of health care based on the benefit alternatives in our products. We provide employers and employees the ability to select and enroll in products with greater managed health care and cost containment elements. In general, our HMOs provide comprehensive health care coverage for a fixed fee or premium that does not vary with the extent or frequency of medical services actually received by the member. PPO enrollees choose their medical care from a panel of contracting providers or choose a non-contracting provider and are reimbursed on a traditional indemnity plan basis after reaching an annual deductible. POS enrollees choose, each time they receive care, from conventional HMO or indemnity-like (in-network and out-of-network) coverage, with payments and/or reimbursement depending on the coverage chosen. We assume both underwriting and administrative expense risk in return for the premium revenue we receive from our HMO, POS and PPO products. We have contractual relationships with health care providers for the delivery of health care to our enrollees in each product category.

In 2006, we focused on adding more small group (generally defined as employer groups with 2 to 50 employees) members and, as of December 31, 2006, approximately 30% of our commercial enrollment was in small group and individual accounts. The following table contains membership information relating to our commercial large group (generally defined as an employer group with more than 50 employees) members, commercial small group and individual members, Medicare members, Medicaid members, ASO members and Part D members as of December 31, 2006 (our Medicare and Medicaid businesses are discussed below under “—Medicare Products” and “—Medicaid Products”):

Commercial—Large Group	1,554,544	(a)
Commercial—Small Group & Individual	696,693	(b)
Medicare (Medicare Advantage only)	198,633
Medicaid	839,550
ASO	109,510
Part D	300,089

(a)	Includes 1,023,687 HMO members, 146,525 PPO members, 330,599 POS members, 31,464 EPO members and 22,269 Fee-for-Service (“FFS”) members.
(b)	Includes 217,965 HMO members, 44,915 of which were members under our joint venture with The Guardian Life Insurance Company of America (“The Guardian”); 228,930 PPO members, 990 of which were members under our joint venture with The Guardian; 239,131 POS members, 145,011 of which were members under our joint venture with The Guardian; 10,646 EPO members and 21 FFS members. On February 27, 2007, we announced that we were purchasing the Guardian’s 50% interest in our joint venture. For additional information see “—Northeast” below and “—Recent and Other Developments and Other Company Information.”

The following table sets forth certain information regarding our employer groups in the commercial managed care operations of our Health Plan Services segment as of December 31, 2006:

Number of Employer Groups	36,598
Largest Employer Group as % of commercial enrollment	4.3%
10 largest Employer Groups as % of commercial enrollment	18.5%

A general description of our health plan operations in Arizona, California, Oregon, Connecticut, New Jersey and New York is set forth below. See “Item 7. Management’s Discussion and Analysis and Results of Operation—Health Plan Services Segment Membership” for a discussion on changes in our membership levels.

Arizona. In Arizona, we believe that our commercial managed care operations rank us fifth largest as measured by total membership and third largest as measured by size of commercial provider network. Our commercial membership in Arizona was 125,520 as of December 31, 2006, which represented an increase of approximately 7% during 2006. This increase was primarily due to an increase in PPO membership. Our Medicare membership in Arizona was 35,006 as of December 31, 2006, which represented an increase of approximately 13% during 2006. We did not have any Medicaid members in Arizona as of December 31, 2006.

California. We believe that Health Net of California, Inc., our California HMO (“HN California”), is the fifth largest HMO in California as measured by total membership and the largest as measured by size of provider network. Our commercial membership in California as of December 31, 2006 was 1,482,878, which represented an increase of approximately 2% during 2006. The increase in commercial membership was primarily due to the addition of 48,950 members following our acquisition of certain assets of Universal Care, Inc. (“Universal Care”) on March 31, 2006 (“Universal Care Acquisition”). For additional information regarding the Universal Care Acquisition, see Note 3 to our consolidated financial statements. Our Medicare membership in California as of December 31, 2006 was 104,274, which represented an increase of approximately 12% during 2006. Our Medicaid membership in California as of December 31, 2006 was 709,466 members, which represented an increase of approximately 2% during 2006. Our Medicare and Medicaid membership increases in California were primarily due to the addition of 6,454 Medicare members and 27,655 Medicaid members from the Universal Care Acquisition.

Oregon. We believe that our Oregon operations make us the fifth largest managed care provider in Oregon as measured by total membership and the largest as measured by size of provider network. Our commercial membership in Oregon was 133,238 as of December 31, 2006, which represented a decrease of approximately 4% during 2006. Of these members, approximately 12,462 reside in Washington. Our Medicare membership in Oregon increased by 3,234 members to 19,488 as of December 31, 2006 from 16,254 as of December 31, 2005. We did not have any Medicaid members in Oregon as of December 31, 2006.

Northeast. Our Northeast operations are conducted in Connecticut, New Jersey and New York. For our large employer group business, we directly market commercial HMO, PPO and POS products in Connecticut and New York; an EPO product in New York and commercial HMO, PPO and POS products in New Jersey. For our small employer group business in Connecticut, New Jersey and New York, we have offered HMO, PPO and POS products through a joint venture agreement with The Guardian pursuant to which we have done business under the brand name “Healthcare Solutions.” Under the agreement, The Guardian generally has had the exclusive right to market and sell our HMO, PPO and POS products to small employer groups. We have generally shared the profits of Healthcare Solutions equally with The Guardian, subject to certain terms of the joint venture agreement related to expenses. In 2006, various new products were launched for the Healthcare Solutions product portfolio, including Health Savings Accounts and our new preferred line of products, called Outlook. On February 27, 2007, we announced that we were purchasing The Guardian’s 50% interest in our Health Care Solutions joint venture. See “—Recent and Other Developments and Other Company Information” for additional information regarding this purchase.

We believe our Connecticut operations make us the second largest managed care provider in Connecticut as measured by total membership and fourth largest as measured by size of provider network. Our commercial membership in Connecticut was 182,647 as of December 31, 2006 (including 29,770 members under The Guardian joint venture), which represented a decrease of approximately 12% since December 31, 2005. This decrease was primarily due to continued pricing discipline and competition. Our Medicare membership in Connecticut was 33,477 as of December 31, 2006, which represented an increase of approximately 26% during 2006, and our Medicaid membership in Connecticut was 83,807 as of December 31, 2006, which represented a decrease of approximately 5% during 2006.

We believe our New Jersey operations make us the fourth largest managed care provider in New Jersey as measured by total membership and third largest as measured by size of provider network. Our commercial membership in New Jersey was 102,755 as of December 31, 2006 (including 59,069 members under The Guardian joint venture), which represented a decrease of approximately 19% during 2006. This decrease was primarily due to continued pricing discipline and competition. Our Medicaid membership in New Jersey was 46,277 as of December 31, 2006, which represented an increase of approximately 6% during 2006. We did not have any Medicare members in New Jersey as of December 31, 2006.

We believe our New York operations make us the sixth largest managed care provider in New York as measured by total membership in our operating area and fourth largest as measured by size of provider network. In New York, we had 224,192 commercial members as of December 31, 2006 (including 102,077 members under The Guardian joint venture), which represented an increase of approximately 3% during 2006. Our Medicare membership in New York was 6,388 as of December 31, 2006, which represented a decrease of approximately 6% during 2006. We did not have any Medicaid members in New York as of December 31, 2006.

Medicare Products

We offer our Medicare products directly to individuals and through employer groups. To enroll in one of our Medicare plans, covered persons must be eligible for Medicare. We provide or arrange health care services normally covered by Medicare, plus a broad range of health care services not covered by traditional Medicare programs. Any additional benefits in our plans are covered by a monthly premium charged to the enrollee.

Following the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), we significantly expanded our Medicare health plans. We now offer 64 Medicare Advantage plans in five states (California, Oregon, Arizona, New York and Connecticut). We believe we are the nation’s fifth-largest Medicare Advantage contractor based on membership with 198,633 members as of December 31, 2006 compared to membership of 174,040 as of December 31, 2005. We are also are a major participant in the “Part D” stand-alone drug benefit with 300,089 members in 10 states (Arizona, California, Connecticut, Massachusetts, New Jersey, New York, Rhode Island, Oregon, Vermont and Washington) as of December 31, 2006. All of our Medicare plans focus on simplicity so that members can sign up and use benefits with minimal paperwork and coverage that starts immediately upon enrollment. We also provide Medicare supplemental coverage to 35,409 members through either individual Medicare supplement policies or employer group sponsored coverage.

On January 1, 2007, we began offering Medicare Advantage Private-Fee-For Service (“PFFS”) plans in 194 counties in seven states (California, Connecticut, Hawaii, New Mexico, New York, Texas and Washington). PFFS plans are non-network based plans that allow Medicare-eligible consumers to participate in a private health insurance plan with the flexibility of original Medicare and better benefits than the standard Medicare Part A/Part B coverage. In addition, we began marketing our stand-alone Part D plans in all 50 states and the District of Columbia for 2007. We also increased the number of Part D plan choices that we offer seniors from two in 2006 to three in 2007, one of which provides beneficiaries with coverage of generic drug expenses through the coverage gap.

We participate as a Special Needs plan provider in Arizona, California, Connecticut and New York. Special Needs plans are designed to ensure that Medicare beneficiaries with limited financial means and disabled

Medicare beneficiaries have additional health care and prescription drug coverage. Our plan targets beneficiaries who are eligible for both Medicare and Medicaid in these four states and beneficiaries with chronic obstructive pulmonary disease and congestive heart failure in two California counties. Beginning in 2007, we have added a Special Needs plan for beneficiaries with hyperlipidemia in two counties in Arizona. See “—Government Regulation—Federal Legislation and Regulation—Medicare Legislation” and “Item 1A. Risk Factors—Our efforts to capitalize on Medicare business opportunities could prove to be unsuccessful” for additional information regarding the MMA and our Medicare program.

Medicaid Products

We believe we are the fourth largest Medicaid HMO in the United States based on membership. As of December 31, 2006, we had an aggregate of 839,550 Medicaid members compared to 829,927 members as of December 31, 2005, principally in California. We also had an aggregate of 130,084 Medicaid members in Connecticut and New Jersey. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Health Plan Services Segment Membership” for detailed information regarding our Medicaid enrollment by state. To enroll in our Medicaid products, an individual must be eligible for Medicaid benefits under the appropriate state regulatory requirements. The applicable state agency pays us a monthly fee for the coverage of our Medicaid members.

As of December 31, 2006, we had Medicaid operations in ten of California’s largest counties: Los Angeles, Fresno, Kern, Orange, Stanislaus, Riverside, Sacramento, San Bernardino, San Diego and Tulare. We are the sole commercial plan contractor with the State of California’s Department of Health Services (“DHS”) to provide Medicaid service in Los Angeles County, California. As of December 31, 2006, 502,149 of our Medicaid members resided in Los Angeles County, California. This represents approximately 70.8% of our California Medicaid membership, and 59.8% of our total Medicaid membership. In May 2005, we renewed our contract with DHS to provide Medicaid service in Los Angeles County. The renewed contract was effective April 1, 2006 and has an initial term of two years with three 24-month extension periods.

Our California HMO, HN California, participates in the State Children’s Health Insurance Program (“SCHIP”), which, in California, is known as the Healthy Families program. As of December 31, 2006, there were 118,462 members (excluding 3,894 Healthy Kids members) in our Healthy Families program. SCHIP was designed as a federal/state partnership, similar to Medicaid, with the goal of extending health insurance to children whose families earn too much money to be eligible for Medicaid, but not enough money to purchase private insurance. Monthly premiums are subsidized by the State of California and range between $4 and $15 per child, up to a maximum of $45 for all children in a family enrolled in the Healthy Families Program. California receives two-thirds of the funding for the program from the federal government.

In the Northeast, we offer Medicaid programs in Connecticut and New Jersey. Our Connecticut plan operates statewide in the state’s HUSKY A Medicaid program, which provides comprehensive health care coverage (other than behavioral health) to children and families within specified income levels. We believe we are Connecticut’s second largest managed care company in this program. We have a contract with the Connecticut Department of Social Services (“DSS”) under which our Connecticut Medicaid program operates. The current contract is scheduled to terminate on June 30, 2007. We currently anticipate negotiating a renewal contract with DSS to be effective July 1, 2007.

In New Jersey, we participate in the New Jersey Medicaid program, as well as the New Jersey SCHIP program, which is known as New Jersey FamilyCare. These programs provide comprehensive health care coverage for children and families as well as members who are aged, blind and disabled. We operate in 13 of 21 counties in New Jersey under a contract with the Department of Medical Assistance and Health Services. The current contract is scheduled to expire on June 30, 2007. We currently anticipate negotiating an extension of the contract to be effective July 1, 2007.

Administrative Services Only Business

We provide ASO products to large employer groups in California, Connecticut, New Jersey and New York. Under these arrangements, we provide claims processing, customer service, medical management, provider network access and other administrative services without assuming the risk for medical costs. We are generally compensated for these services on a fixed per member per month basis. Our largest concentration of ASO business is in the Northeast, principally Connecticut. As of December 31, 2006, we had 109,510 members through our ASO business. Of those members, 103,762 were located in the Northeast.

Indemnity Insurance Products

We offer insured PPO, POS, EPO and indemnity products as “stand-alone” products and as part of multiple option products in various markets. These products are offered by our health and life insurance subsidiaries which are licensed to sell insurance in 49 states and the District of Columbia. Through these subsidiaries, we also offer auxiliary non-health products such as life, accidental death and dismemberment, dental, vision, behavioral health and disability insurance. Our health and life insurance products are provided throughout most of our service areas.

Other Specialty Services and Products

We offer pharmacy benefits, behavioral health, dental and vision products and services (through strategic relationships with third parties), as well as managed care products related to cost containment for hospitals, health plans and other entities as part of our Health Plan Services segment.

Pharmacy Benefit Management. We provide pharmacy benefit management (“PBM”) services to Health Net members through our subsidiary, Health Net Pharmaceutical Services, Inc. (“HNPS”). HNPS provides integrated PBM services to approximately 3.2 million Health Net members who have pharmacy benefits, including approximately 471,000 Medicare members. HNPS manages these benefits in an effort to achieve the lowest cost for its customers. HNPS contracts with national health care providers, vendors, drug manufacturers and pharmacy distribution networks, oversees pharmacy claims and administration, reviews and evaluates new FDA-approved drugs for safety and efficacy and manages data collection efforts to facilitate our health plans’ disease management programs.

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

The number of seniors and other Medicare members for which HNPS manages pharmacy benefits is expected to continue to grow with our participation in the Part D Prescription drug benefit. We are offering the Part D benefit in all 50 states in 2007.

Behavioral Health. We provide behavioral health services through our subsidiary, Managed Health Network, Inc., and its subsidiaries (collectively “MHN”). MHN offers behavioral health, substance abuse and employee assistance programs (“EAPs”) on an insured and self-funded basis to groups in various states, including as a standard part of most of our commercial health plans. They are also sold in conjunction with other commercial and Medicare products and on a stand-alone basis to unaffiliated health plans and employer groups.

During 2006, MHN continued to expand and enhance its product portfolio services and client base. For example, additional products focusing on wellness and behavioral change programs were introduced and are available as part of MHN’s commercial EAP solutions. In addition, MHN provided its workplace and work-life services to members of Health Net affiliated medical plans, including Medicare members. MHN’s EAP services extend internationally to certain countries to cover eligible employees of domestic companies who are located abroad.

MHN was recently awarded a five-year contract to develop, administer and monitor the non-medical counseling program for Department of Defense members and families under the Military Family Counseling Services program. See “—Government Contracts Segment—Other Department of Defense Contracts.”

MHN’s products and services were being provided to over 7.3 million individuals as of December 31, 2006, with approximately 1.9 million individuals under risk-based programs, approximately 2.2 million individuals under self-funded programs and approximately 3.2 million individuals under EAPs, including those who are also covered under other MHN programs. In 2006, MHN’s total revenues were $282 million. Of that amount, $155 million represented revenues from business with MHN affiliates and $127 million represented revenues from non-affiliate business.

Dental and Vision. In 2003, we sold our dental and vision subsidiaries and, as a result, we no longer underwrite or administer stand-alone dental and vision products. However, we continue to make available to our current and prospective members in Arizona, California and Oregon private label dental products through a strategic relationship with SafeGuard Health Enterprises, Inc. (“SafeGuard”) and private label vision products through a strategic relationship with EyeMed Vision Care LLC (“EyeMed”). The stand-alone dental products are underwritten and administered by SafeGuard companies and the stand-alone vision products are underwritten by Fidelity Security Life Insurance Company and administered by EyeMed affiliated companies. In addition, following the Universal Care Acquisition, we continued to provide contracted dental services to Medi-Cal, Medicare and Healthy Families program enrollees in California. Effective January 1, 2007, we no longer provide contracted dental services to former Universal Care Medicare members. Safeguard serves as the administrator for the dental services we provide to our Medi-Cal and Healthy Families program enrollees.

Government Contracts Segment

Our Government Contracts segment includes our TRICARE contract for the North Region and other health care related government contracts that we administer for the U.S. Department of Defense (the “Department of Defense”) and the U.S. Department of Veterans Affairs. Certain components of these contracts are subcontracted to unrelated third parties.

Under government-funded health programs, the government payor typically determines premium and reimbursement levels. Contracts under these programs are generally subject to frequent change, including changes which may reduce the number of persons enrolled or eligible, reduce the revenue received by us or increase our administrative or health care costs under such programs. The amount of government receivables set forth in our consolidated financial statements represents our best estimate of the government’s liability to us under TRICARE and other federal government contracts. In general, government receivables are estimates and are subject to government audit and negotiation. See “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.”

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

Our TRICARE contract for the North Region is one of three regional contracts awarded by the Department of Defense in August 2003 under the TRICARE Program. The North Region contract is a five-year contract and covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers a small portion of Tennessee, Missouri and Iowa. The five-year North Region contract is subject to annual renewals on April 1 of each year at the option of the Department of Defense. We are currently in the third option period and have received a notice from the Department of Defense of its intent to renew the fourth option period.

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

Under TRICARE Extra, eligible beneficiaries may utilize a TRICARE network provider but incur a deductible and co-payment which is greater than the TRICARE Prime co-payment. Under TRICARE Standard, eligible beneficiaries may utilize a TRICARE authorized provider who is not a network provider but pay a higher co-payment than under TRICARE Prime or TRICARE Extra. As of December 31, 2006, there were approximately 1.4 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

The TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs which is negotiated annually during the term of the contract, with underruns and overruns of our target cost borne 80% by the government and 20% by us. The administrative price is paid on a monthly basis, one month in arrears and certain components of the administrative price are subject to volume-based adjustments.

We are paid within five business days for each health care claim run under the North Region contract based on paid claims with an annual reconciliation of the risk sharing provision. We are not responsible for providing most pharmaceutical benefits, claims processing for TRICARE and Medicare dual eligibles and certain marketing and education services. For additional information regarding our TRICARE contract for the North Region, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Health care operations under our TRICARE contract for the North Region are scheduled to conclude on March 31, 2009, unless extended by the Department of Defense. In order for health care operations under a successor contract to be available by April 1, 2009, the successor contract should be awarded no later than May 31, 2008. We anticipate that the government will issue a Request for Proposals in the second quarter of 2007 and proposals would be due in the third or fourth quarter of 2007. The Department of Defense has the option to extend the TRICARE North contract for up to two additional one-year option periods. If the Department of Defense elects to extend for two additional one-year option periods and both option periods are exercised, the TRICARE North contract would conclude on March 31, 2011.

Other Department of Defense Contracts

During 2006, MHN managed two behavioral health services subcontracts, which support prime contracts issued by the Department of Defense’s Quality of Life Office. The first of these contracts, the Military Family Counseling Services (“MFCS”), is a pilot program which provides family counseling services to members of the U.S. military and their families at certain Department of Defense locations in the United States, Europe and the Pacific Rim. This subcontract ends on February 28, 2007 although we currently expect that it will be extended through March 31, 2007. In February 2007, MHN was awarded a five-year prime contract to develop, administer and monitor the non-medical counseling program for Service members. This contract is the successor to the current MFCS counseling program that MHN has managed since 2004. Services under the new contract will begin on April 1, 2007. The program is designed to deliver short-term situational problem solving counseling, primarily with regard to stress factors inherent in the military lifestyle.

The second subcontract, Domestic Abuse Victims Advocacy (“DAVA”) is a pilot program which provides domestic abuse victims advocacy for military members and their families in the United States. This contract also ends on February 28, 2007, but may be extended through March or April 2007. MHN has also bid, as the prime contractor, on the successor program to its current DAVA subcontract. Announcement of the winning bid is anticipated shortly. If won, work on this contract would begin in April 2007.

The services provided under these subcontracts are not TRICARE benefits and are provided independently from the services provided under our TRICARE contract for the North Region. Total revenue for these subcontracts for the year ended December 31, 2006 was $53.4 million.

Veterans Affairs

During 2006, HNFS administered 14 contracts with the U.S. Department of Veterans Affairs to manage community-based outpatient clinics in 10 states. HNFS also managed 23 other contracts with the U.S. Department of Veterans Affairs in 152 locations and one contract with the U.S. Marshals Service for claims re-pricing services. Total revenues for our Veterans Affairs business were approximately $27.0 million for the year ended December 31, 2006, representing a 22% increase over 2005. These revenues are derived from service fees received and have no insurance risk associated with them.

Provider Relationships

We maintain a network of qualified physicians, hospitals and other health care providers in each of the states in which we offer managed care products and services.

Physician Relationships

The following table sets forth the number of primary care and specialist physicians contracted either directly with our HMOs or through our contracted participating physician groups (“PPGs”) as of December 31, 2006:

Primary Care Physicians (includes both HMO and PPO physicians)	48,090
Specialist Physicians (includes both HMO and PPO physicians)	143,967
Total	192,057

Under most of our California HMO and POS plans, members are required to select a PPG and a primary care physician from within that group. In our other plans, including all of our plans outside of California, members may be required to select a primary care physician from the broader HMO network panel of primary care physicians. Some HMO “open access” plans and PPO plans do not require the member to select a primary care physician. The primary care physicians and PPGs assume overall responsibility for the care of members. Medical care provided directly by such physicians includes the treatment of illnesses not requiring referral, and may include physical examinations, routine immunizations, maternity and childcare, and other preventive health services. The primary care physicians and PPGs are responsible for making referrals (approved by the HMO’s or PPG’s medical director as required under the terms of our various plans) to specialists and hospitals. Certain of our HMOs offer enrollees “open panels” under which members may access any physician in the network, or network physicians in certain specialties, without first consulting their primary care physician.

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

Health Net of Connecticut, Inc., our Connecticut HMO (“HN of Connecticut”), has a contract with the Connecticut State Medical Society IPA (“CSMS-IPA”). In 2005, we converted this contract from a capitated risk arrangement coupled with a reinsurance agreement between CSMS-IPA and Health Net Services (Bermuda), Ltd., a wholly-owned subsidiary of the Company, to a contractual arrangement between HN of Connecticut and CSMS-IPA that includes an agreed upon compensation budget with negotiated reimbursement rates for providers. This contractual arrangement has gain share and pay-for-performance features. We eliminated the reinsurance arrangement. Referral authorization and claims administration are now performed by Health Net of Connecticut.

HNFS maintains a network of qualified physicians, facilities, and ancillary providers in the prime service areas of our TRICARE contract for the North Region. Services are provided on a fee-for-service basis. As of December 31, 2006, HNFS had 89,689 physicians, 1,683 facilities, and 9,750 ancillary providers in its TRICARE network.

Our behavioral health subsidiary, MHN, maintains a provider network comprised of approximately 42,000 psychiatrists, psychologists and other clinical categories of providers nationwide. Substantially all of these providers are contracted with MHN on an individual or small practice group basis and are paid on a discounted fee-for-service basis. Members who wish to access behavioral health services contact MHN and are referred to contracted providers for evaluation or treatment services. Authorization for such services is for a limited number of appointments and must be renewed by MHN based on medical necessity for continuing treatment. If a member needs inpatient services, MHN maintains a network of approximately 1,400 facilities.

In addition to the physicians that are in our networks, we have also entered into agreements with various third parties who have networks of physicians contracted to them (“Third Party Networks”). In general, under a

Third Party Network arrangement, Health Net is licensed by a third party to access provider contracts under the network and pay the claims of these physicians pursuant to the pricing terms of their contracts with the Third Party Network.

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

In 2004, we began to see evidence that claims review practices by our California health plan, such as line item review of itemized billing statements and adjustments to the level of prices charged on stop-loss claims, were causing significant friction with hospitals. We responded by attempting to negotiate changes to the terms of our hospital contracts, in many cases to incorporate fixed reimbursement payment methodologies intended to reduce our exposure to the stop-loss claims. As a result, we experienced an increase in arbitration requests and other litigation involving providers. In the fourth quarter of 2004, we entered into negotiations in an attempt to settle a large number of provider disputes in our California and Northeast health plans, the majority of which related to alleged underpayment of stop-loss claims.

During the fourth quarter of 2004, we recorded a pretax charge of $169 million for expenses associated with provider settlements that had been or were in the process of being resolved, principally involving the alleged underpayment of stop-loss claims. As of December 31, 2006, the provider dispute settlements were substantially completed, and during 2006 no significant modifications were made to the original estimated provider dispute liability amount. In connection with these settlements, we have entered into new contracts with a large portion of our provider network.

HN California’s hospital claims editing practices were subsequently investigated by the California Department of Managed Health Care (“DMHC”). Following the investigation and as a result of discussions between the DMHC and HN California, on October 6, 2006, HN California entered into a Consent Agreement with the DMHC. Under the Consent Agreement, HN California agreed to allow contracted providers to resubmit their claims for dates of service after January 1, 2004, if such claims had been subjected to line item review or adjustments to the level of prices charged on the claims, so that such claims could be re-adjudicated without such editing practices and additional payment could be made if due. Hospitals that had settled such claims with HN California in the provider dispute settlements discussed above are not permitted to resubmit claims under the process established pursuant to the Consent Agreement. In addition, HN California agreed to pay an administrative penalty of $100,000 and to cease using these editing practices.

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

Additional Information Concerning Our Business

Competition

We operate in a highly competitive environment in an industry currently subject to significant changes from business consolidations, new strategic alliances, legislative reform and market pressures brought about by a better informed and better organized customer base. Our health plans face substantial competition from for-profit and nonprofit HMOs, PPOs, self-funded plans (including self-insured employers and union trust funds), Blue Cross/Blue Shield plans, and traditional indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than we do. The development and growth of companies offering Internet-based connections between health care professionals, employers and members, along with a variety of services, could also create additional competitors. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of benefit plans offered, size and quality of provider network, quality of service, responsiveness to user demands, financial stability, comprehensiveness of coverage, diversity of product offerings, and market presence and reputation. The relative importance of each of these factors and the identity of our key competitors vary by market. Over the past several years, a health plan’s ability to interact with employers, members and other third parties (including health care professionals) via the Internet has become a more important competitive factor. To that end, we have made technology investments to enhance our electronic interactions with third parties. We believe that we compete effectively against other health care industry participants.

Our primary competitors in California are Kaiser Permanente, Blue Cross of California, UnitedHealth Group, Inc. and Blue Shield of California. Together, these four plans and Health Net account for a majority of the insured market in California. Kaiser is the largest HMO in California based on number of enrollees and Blue Cross of California is the largest PPO provider in California based on number of enrollees. There are also a number of small, regional-based health plans that compete with Health Net in California, mainly in the small business group market segment. In addition, two of the major national managed care companies, Aetna, Inc. and CIGNA Corp., are active in California. Their respective commercial full-risk market share is not as significant as our primary competitors in California and we believe that each remains in California primarily to serve their national, self-funded accounts’ California employees.

Our largest competitor in Arizona is Blue Cross/Blue Shield. Our Arizona HMO also competes with UnitedHealth Group Inc., CIGNA, Aetna and Humana Inc. Our Oregon health plan competes primarily against Kaiser, UnitedHealth Group, Providence, Regence Blue Cross/Blue Shield, PacificSource and Lifewise.

In the Northeast, our Connecticut health plan competes for business with Aetna, WellPoint, Inc. (Anthem BCBS), ConnectiCare, Inc., UnitedHealth Group, Inc. (UnitedHealthcare/Oxford Health Plans), and CIGNA. Our main competitors in New York are UnitedHealth Group, Inc. (UnitedHealthcare/Oxford Health Plans), WellPoint, Inc. (EmpireBCBS/WellChoice), Aetna, and CIGNA. Our main competitors in New Jersey are UnitedHealth Group, Inc. (UnitedHealthcare/Oxford Health Plans), Horizon BCBS, Aetna and CIGNA.

Marketing and Sales

We market our products and services to individuals and employer groups through inside sales staff, independent brokers, agents and consultants and through the Internet. For our group health business, we market our products and services utilizing a three-step process. We first market to potential employer groups, group insurance brokers and consultants. We then provide information directly to employees once the employer has selected our health coverage. Finally, we engage members and employers in marketing for member and group retention. For our small group business, members are enrolled by their employer based on the plan chosen by the employer. In general, once selected by a large employer group, we solicit enrollees from the employee base directly. During “open enrollment” periods when employees are permitted to change health care programs, we use a variety of techniques to attract new enrollees, including, without limitation, direct mail, work day and health fair presentations and telemarketing. Our sales efforts are supported by our marketing division, which engages in product research and development, multicultural marketing, advertising and communications, and member education and retention programs.

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

In some of our markets we sell individual policies, which are generally sold through independent brokers and agents. In some states, carriers are allowed to individually underwrite these policies (i.e. select applicants to whom coverage will be provided and others who are denied), although in other states there may be a requirement of guaranteed issue that restricts the carrier’s discretion. In guaranteed issue states, exclusions for preexisting conditions are generally permitted. Where individual underwriting is permitted, the carrier may rescind the policy coverage if the individual misrepresents his or her medical history in the application process. See “Item 1. Risk Factors—Proposed federal and state legislation affecting the managed health care industry could adversely affect us” for additional information on health plans’ right to rescind coverage.

We believe that the importance of the ultimate health care consumer (or member) in the health care product purchasing process is likely to increase in the future, particularly in light of advances in technology and online resources. Accordingly, we are focusing our marketing strategies on the development of distinct brand identities and innovative product service offerings that will appeal to potential health plan members. For example, we introduced Decision PowerSM, which is a series of programs designed to more directly involve patients in their health care decisions. These programs allow our members to access information and consult with health coaches as they are making decisions regarding health care issues. In addition, in 2006 we added a number of enhancements on the It’s Your Life – WellsightSM on the Company’s website. The new Wellsite gives commercial and Medicare members easy access to information they need to make smarter choices about their health and about their health care and health care costs. As more employers begin to offer consumer directed health plans such as Health Savings Accounts (“HSAs”) and Health Reimbursement Accounts (“HRAs”), we believe consumers need to be able to learn, plan and make complex decisions regarding their health care. Our new Wellsite combines access to current Health Net and vendor content and tools.

Consumer-Directed Health Care Plans; Health Savings Accounts and Health Reimbursement Accounts

Health Savings Accounts were created in 2003 as part of the MMA. HSAs are individually owned accounts, similar to an IRA or a 401(k) retirement plan, that generally allow employees or individuals to make contributions to the account on a pretax basis. Funds in HSAs can be used to pay for certain qualified medical expenses such as plan deductibles, copayments and coinsurance on a tax-free basis. HSA funds can be invested and earnings on the investments are generally tax-free. HSAs must be used in conjunction with high-deductible health plans. High-deductible health plans provide in-and out-of-network benefits and cover a wide range of health care services.

Our Northeast and Arizona health plans launched HSA programs in 2005 and our California and Oregon health plans launched HSA programs in 2006. Our HSA programs and other consumer-driven health care products provide our members with tools to determine what health care services they may need and to estimate how much those services would cost. We support our consumer-directed programs with web-based services that assist members in educating themselves about health care. The web-based program includes WebMD’s Subimo estimator tools, Decision PowerSM, prescription drug and hospital comparison tools.

In 2007, we expect to further enhance our consumer-driven health care initiative by offering the Health Net Health Reimbursement Account. An HRA is a health reimbursement arrangement funded solely by an employer where the employer reimburses an employee for health expenses not covered by the group health insurance plan (such as deductibles and coinsurance amounts). Employees are reimbursed tax-free for qualified medical expenses that the employer agrees to reimburse, up to a maximum dollar amount for a coverage period. Subject to the employer’s discretion, up to 100% of any unused amounts in the HRA at the end of a plan year can be carried forward for reimbursement in subsequent years. See “Item 1A. Risk Factors—Our efforts to capitalize on business opportunities provided by consumer-directed health care could prove to be unsuccessful.”

Health Net One Systems Consolidation Project

We are in the process of converting a number of information systems in our health plan business to a single system environment. At the completion of the project, we expect to consolidate various systems into one general ledger system, one core claims system, one data warehouse system and one core web system. In addition, we expect to reduce our number of surround information systems from 146 to 30 and consolidate our data centers to a single site with a tested backup facility. Key actions completed on the Health Net One systems consolidation project to date include consolidation to a single general ledger, consolidation of health plan web portals, consolidation of data centers to a single site with backup facilities, consolidation to 30 surround information systems, consolidation to a single customer service system and conversion of Arizona’s core claims system. In late 2003, we converted to a common eligibility database and in 2004 we converted the Northeast and Arizona health plans to a common provider database and data warehouse.

In order to increase our focus on market demands, revenue generation and cost-containment initiatives and to ensure the continued stabilization of claim payment patterns, we have changed the sequence of the Health Net One initiatives, placing the medical management initiatives and developing market capabilities, including Medicare Part D ahead of the claim components of Health Net One. The new medical management system was implemented in the Northeast and Arizona health plans for case management functionality and implementing Medicare Part D capabilities in 2005. The Northeast, Arizona, California and Oregon commercial health plans were converted to the new authorization and reporting medical management system in 2006. As a result, the conversion of the California and Oregon claim components of Health Net One was rescheduled for 2007/2008. This strategy permits continued focus on delivering capabilities to meet market demands, increase revenues and continue cost-containment initiatives. We believe that completion of the Health Net One systems consolidation project will improve customer service and communication, enhance our national product capabilities, realize operational and cost efficiencies and improve our decision-making capability. In addition, we believe that completion of the project will enable us to improve our claims turnaround time, auto adjudication rates, electronic data interchange and Internet capabilities. However, there are risks associated with the Health Net One systems consolidation project. See “Item 1A. Risk Factors—If we fail to effectively maintain our management information systems, it could adversely affect our business.”

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

Accreditation

We pursue accreditation for certain of our health plans from the National Committee for Quality Assurance (“NCQA”) and the Utilization Review Accreditation Commission (“URAC”). NCQA and URAC are

independent, non-profit organizations that review and accredit HMOs. HMOs that comply with review requirements and quality standards receive accreditation. Our Arizona, California, Connecticut, New Jersey and New York HMO subsidiaries have all received NCQA accreditation with a score of “excellent,” which is the highest score NCQA awards. Our MHN subsidiary has received URAC accreditation.

Government Regulation

Our business is subject to comprehensive federal regulation and state regulation in the jurisdictions in which we do business. These laws and regulations govern how we conduct our businesses and result in additional requirements, restrictions and costs to us. We believe we are in compliance in all material respects with all current state and federal laws and regulations applicable to our businesses. Certain of these laws and regulations are discussed below.

Federal Legislation and Regulation

Medicare Legislation. On December 8, 2003, the MMA was signed into law. This complex legislation made many significant structural changes to the federal Medicare program and added a voluntary prescription drug benefit, called a “Part D” benefit, which was made available to Medicare beneficiaries starting January 1, 2006.

The MMA changed the methodology for payment to private plans to a competitive bidding process beginning in 2006. For the Medicare Advantage plans, the federal Centers for Medicare & Medicaid Services (“CMS”) calculates county-specific payment rates based on fee-for-service costs in the county and a legislated formula. These rates then serve as a benchmark against which we must bid for providing the Medicare package of services. The projected savings from the benchmark rate is used 75% to fund additional benefits to members. The remaining 25% is retained by CMS. CMS then pays us a monthly rate for each enrollee, which is the bid amount, with risk adjustment for that member, plus the 75% of savings (if any) in the bid. The risk adjustment factor reflects the member’s age, gender and health status. The MMA also authorized regional PPOs to serve 26 regions covering the U.S. and its territories, and authorized other products designed to provide a private market option on a broader scale.

Our Medicare contracts are subject to regulation by CMS. CMS has the right to audit HMOs and PPOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with CMS’ contracts and regulations.

Medicaid and Related Legislation. Federal law has also implemented other health programs that are partially funded by the federal government, such as the Medicaid program (known as Medi-Cal in California) and SCHIP. They are largely regulated and administered by state agencies and thus there are variations in these programs from state to state. Federal funding remains critical to the viability of these programs. Federal law permits the federal government to oversee and, in some cases, to enact, regulations and other requirements that must be followed by the states. Medicaid is administered at the federal level by CMS; SCHIP is administered by the Health Resources and Services Administration, another arm of the Department of Health and Human Services.

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

Other Federal Regulations. We must comply with, and are affected by, laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts.

State Laws and Regulations

Our HMOs, insurance companies and behavioral health plan are subject to extensive state regulation. Set forth below are the principal HMO regulatory agencies that govern our health plans and insurance companies.

Company	Regulatory Agency
Arizona HMO	Arizona Department of Insurance

California HMO	California Department of Managed Health Care

Connecticut HMO	Connecticut Department of Insurance

New Jersey HMO	New Jersey Department of Banking and Insurance

New York HMO	New York Department of Insurance and New York Department of Health

Oregon HMO	Oregon Department of Business and Consumer Services

Health Net Life Insurance Company	California Department of Insurance generally, and the Department of Insurance of each state in which it does business

Health Net Insurance Company of New York	New York Department of Insurance

MHN	California Department of Managed Health Care

While there are state-by-state variations, HMO regulation generally is very comprehensive. Among the areas regulated by these regulatory agencies are:

•	Adequacy of financial resources, network of health care providers and administrative operations;

•	Sales and enrollment requirements, disclosure documents and notice requirements;

•	Product offerings, including the scope of mandatory benefits and required offerings of benefits that are optional coverages;

•	Procedures for member grievance resolution and medical necessity determinations;

•	Accessibility of providers, handling of provider claims (including out-of-network claims) and adherence to timely and accurate payment and appeal rules; and

•	Linguistic and cultural accessibility standards, governance requirements and reporting requirements.

Variations in state regulation also arise in connection with the intensity of government oversight. Variations include: the need to file or have affirmatively approved certain proposals before use or implementation by the health plan; the degree of review and comment by the regulatory agency; the amount and type of reporting by the health plan to the regulatory agency; the extent and frequency of audit or other examination; and the authority and extent of investigative activity, enforcement action, corrective action authority, and penalties and fines.

Insurance and HMO laws impose a number of financial requirements and restrictions on our regulated subsidiaries, which vary from state to state. They generally include certain minimum capital and deposit and/or reserve requirements, restrictions on dividends and other distributions to the parent corporations and affiliated corporations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital Requirements.” Several states have increased minimum capital requirements, in response to proposals by the National Association of Insurance Commissioners to institute risk-based capital requirements. These financial requirements are subject to change, which may require us to commit additional capital to certain regulated subsidiaries or may limit our ability to move capital through dividends and other distributions.

Our regulated subsidiaries are also subject to legal restrictions on our ability to price our products. Some products may be subject to regulatory approval of premium levels. Generally, insurance and HMO laws require premium to be established at amounts reasonably related to our costs.

Pending Federal and State Legislation

There are a number of other legislative initiatives and proposed regulations currently pending or previously proposed at the federal and state levels which could increase regulation of, and costs incurred by, the health care industry. These measures and other initiatives, if enacted, could have significant adverse effects on our operations. See “Item 1A. Risk Factors—Proposed federal and state legislation and regulations affecting the managed health care industry could adversely affect us.” We cannot predict the outcome of any of the pending legislative or regulatory proposals, nor the extent to which we may be affected by the enactment of any such legislation or regulation.

Intellectual Property

We have registered and maintain various service marks, trademarks and trade names that we use in our businesses, including marks and names incorporating the “Health Net” phrase, and from time to time we apply for additional registrations of such marks. We utilize these and other marks and names in connection with the marketing and identification of products and services. We believe such marks and names are valuable and material to our marketing efforts.

Employees

As of December 31, 2006, Health Net, Inc. and its subsidiaries employed 9,725 persons on a full-time basis and 343 persons on a part-time or temporary basis. These employees perform a variety of functions, including, among other things, provision of administrative services for employers, providers and members; negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers; handling of claims for payment of hospital and other services; and provision of data processing services. Our employees are not unionized and we have not experienced any work stoppages since our inception. We consider our relations with our employees to be very good.

Dependence Upon Customers

The federal government is the only customer of the Company’s Government Contracts segment, with premiums and fees accounting for 100% of our Government Contracts revenue. In addition, the federal government is a significant customer of the Company’s Health Plan Services segment as a result of its contract with CMS for coverage of Medicare-eligible individuals. Medicare revenues accounted for 22% of our health plan premiums in 2006.

Recent and Other Developments and Other Company Information

Purchase of Guardian Joint Venture

On February 27, 2007, we announced that we had entered into an agreement with The Guardian Life Insurance Company of America to purchase Guardian’s 50% stake in the Health Care Solutions (“HCS”) joint venture (the “Transition Agreement”). Under the Transition Agreement, we and Guardian will terminate the current marketing, service and reinsurance arrangements between us and Guardian relating to the HCS joint venture and transition administrative responsibilities provided by Guardian to us during a transition period. We will also establish a non-exclusive distribution arrangement for Guardian to act as our distribution agent following the effective date of the termination of the marketing, service and reinsurance arrangements. We have deposited approximately $69.4 million into an escrow account pursuant to the terms of our agreement with Guardian, which amount will be released to Guardian upon receipt of required regulatory approvals and satisfaction of all closing conditions, anticipated to be by the end of the second quarter of 2007. The amount of the payment is subject to adjustment based on HCS membership at the closing date. The transaction is currently expected to close during the second quarter of 2007 and transition of administrative responsibilities from Guardian to us is anticipated to be substantially completed in the third quarter of 2007.

Sale/Leaseback of Shelton, Connecticut Property

On February 23, 2007, we entered into an agreement providing for a sale/leaseback of the Company’s 68-acre commercial campus in Shelton, Connecticut (the “Shelton Property”). Under the terms of the agreement, Health Net will sell the Shelton Property to The Dacourt Group, Inc. (“Dacourt”) for approximately $90 million (subject to adjustment based on the terms of the agreement) and Health Net will lease the Shelton Property back from Dacourt under a ten-year lease. The transaction is currently expected to close during the first quarter of 2007, subject to customary closing conditions.

Shareholder Rights Plan

On July 27, 2006, our Board of Directors approved the extension of the benefits afforded by our former shareholder rights plan, which expired at the close of business on July 31, 2006, by adopting a new shareholder rights plan pursuant to a Rights Agreement with Wells Fargo Bank, N.A. (the "Rights Agent"), dated as of July 27, 2006 (the “Rights Agreement”).

In connection with the Rights Agreement, on July 27, 2006, our Board of Directors declared a dividend distribution of one right (a “Right”) for each outstanding share of Common Stock, to stockholders of record at the close of business on August 7, 2006 (the “Record Date”). Our Board of Directors also authorized the issuance of one Right for each share of Common Stock issued after the Record Date and prior to the earliest of the Distribution Date (as defined below), the redemption of the Rights and the expiration of the Rights and, in certain circumstances, after the Distribution Date. Subject to certain exceptions and adjustment as provided in the Rights Agreement, each Right entitles the registered holder to purchase from us one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $170.00 per Right (the “Purchase Price”). The terms of the Rights are set forth in the Rights Agreement.

Rights will attach to all common stock certificates representing shares then outstanding and no separate Rights certificates will be distributed. Subject to certain exceptions contained in the Rights Agreement, the Rights will separate from the Common Stock on the date that is 10 business days following (i) any person, together with its affiliates and associates (an Acquiring Person), becoming the beneficial owner of 15% or more of the outstanding common stock, (ii) the commencement of a tender or exchange offer that would result in any person, together with its affiliates and associates, becoming the beneficial owner of 15% or more of the outstanding common stock or (iii) the determination by the Board of Directors that a person, together with its affiliates and associates, has become the beneficial owner of 10% or more of the common stock and that such person is an “Adverse Person,” as defined in the Rights Agreement (the earliest of such dates being called the “Distribution Date”). The Rights Agreement provides that certain passive institutional investors that beneficially own less than 20% of the outstanding shares of our common stock shall not be deemed to be Acquiring Persons.

The Rights will first become exercisable on the Distribution Date and will expire at the close of business on July 31, 2016, unless such date is extended or the Rights are earlier redeemed or exchanged by us as described below.

Subject to certain exceptions contained in the Rights Agreement, in the event that any person shall become an Acquiring Person or be declared to be an Adverse Person, then the Rights will “flip-in” and entitle each holder of a Right, other than any Acquiring Person or Adverse Person and such person’s affiliates and associates, to purchase, upon exercise at the then-current exercise price of such Right, that number of shares of common stock having a market value of two times such exercise price.

In addition, and subject to certain exceptions contained in the Rights Agreement, in the event that we are acquired in a merger or other business combination in which the common stock does not remain outstanding or is changed or 50% of the assets, cash flow or earning power of the Company is sold or otherwise transferred to any other person, the Rights will “flip-over” and entitle each holder of a Right, other than an Acquiring Person or an Adverse Person and such person’s affiliates and associates, to purchase, upon exercise at the then current exercise price of such Right, such number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times such exercise price.

We may redeem the Rights at any time until the earlier of (i) 10 days following the date that any Acquiring Person becomes the beneficial owner of 15% or more of the outstanding common stock and (ii) the date the Rights expire, at a price of $.01 per Right. In addition, at any time after a person becomes an Acquiring Person or is determined to be and Adverse Person and prior to such person becoming (together with such person’s affiliates and associates) the beneficial owner of 50% or more of the outstanding Common Stock, at the election of our Board of Directors, the outstanding Rights (other than those beneficially owned by an Acquiring Person, Adverse Person or an affiliate or associate of an Acquiring Person or Adverse Person) may be exchanged, in whole or in part, for shares of Common Stock, or shares of preferred stock of the Company having essentially the same value or economic rights as such shares.

The foregoing summary description of the Rights Agreement and the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is incorporated by reference to

Exhibit 4.2 to this Annual Report on Form 10-K, and to our registration statement on Form 8-A filed with the SEC on July 28, 2006.

Potential Acquisitions and Divestitures

We continue to evaluate the profitability realized or likely to be realized by our existing businesses and operations. From time to time we review, from a strategic standpoint, potential acquisitions and divestitures in light of our core businesses and growth strategies. For example, in March 2006 we acquired certain health plan assets of Universal Care. As part of the acquisition, we acquired substantially all of Universal Care’s managed care book of business in its various product lines. As of December 31, 2006, we retained 27,655 Medi-Cal and Healthy Families beneficiaries, 6,454 Medicare Advantage beneficiaries and 48,950 commercial members. See Note 3 to the consolidated financial statements for additional information on the Universal Care Acquisition.

Item 1A. Risk Factors

Cautionary Statements

The following discussion, as well as other portions of this Annual Report on Form 10-K, contain “forward-looking statements” within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth below and the risks discussed in our other filings from time to time with the SEC.

Any or all forward-looking statements in this Form 10-K and in any other public filings or statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many of the factors discussed below will be important in determining future results. These factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors or other communications by us. You should not place undue reliance on any forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date thereof. Except as may be required by law, we do not undertake to address or update forward-looking statements in future filings or communications regarding our business or operating results, and do not undertake to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications.

Our profitability will depend, in part, on our ability to accurately predict and control health care costs.

A substantial majority of the revenue we receive is used to pay the costs of health care services or supplies delivered to our members. The total health care costs we incur are affected by the number and type of individual services provided and the cost of each service. Our future profitability will depend, in part, on our ability to accurately predict health care costs and to control future health care utilization and costs through underwriting criteria, utilization management, product design and negotiation of favorable professional and hospital contracts. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs or limit our ability to negotiate favorable rates. Changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups and numerous other factors affecting health care costs may adversely affect our ability to predict and control health care costs as well as our financial condition, results of operations and cash flows. In addition, a large scale public health epidemic, such as the avian flu, could affect our ability to control health care costs. See “—Large-scale public health epidemics and / or terrorist activity could cause us to incur unexpected health care and other costs and could materially and adversely affect our business financial condition and results of operations.”

For several years, one of the fastest increasing categories of our health care costs has been the cost of hospital-based products and services. Factors underlying the increase in hospital costs include, but are not limited to, the underfunding of public programs, such as Medicaid and Medicare, growing rates of uninsured individuals, new technology, state initiated mandates, alleged abuse of hospital chargemasters, an aging population and, under certain circumstances, relatively low levels of hospital competition. Another significant category of our health care costs is costs of pharmaceutical products and services. Recently, the rate of increase in pharmaceutical costs has not been as a great as prior years due to a movement of several high volume drugs to lower cost generic status. Other factors affecting our pharmaceutical costs include, but are not limited to, the price of drugs, utilization of new and existing drugs and changes in discounts.

As a measure of the impact of medical cost on our financial results, relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for our health plan products, our annual net earnings for 2006 would have been reduced by approximately $54 million. The inability to forecast and manage our health care costs could have a material adverse effect on our business, financial condition or results of operations.

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

Over the course of 2004 and 2005, we instituted premium increases at the high end of the range of premium increases instituted by our competitors in order to improve margins on our commercial health plan business. We lost members as a result of these premium increases. In 2006, our pricing was, we believe, more consistent with that of our competitors but there can be no assurance that we will not reinstitute higher premiums in the future. Any future increase in premiums could result in the loss of members. Maintaining premiums at the high end of the market also increases the risk that our health plans are affected by “adverse risk selection.” Adverse risk selection occurs when members who utilize higher levels of health care services compared with the insured population as a whole choose to remain with our health plans at the higher premium rates rather than risk moving to another plan. This could cause health care costs to be higher than anticipated and therefore cause our financial results to fall short of expectations.

In the various states in which we do business, premium prices are also constrained by state laws and regulations which restrict the spread between premiums and benefits, such as laws and regulations that require a minimum loss ratio of a certain percentage. These laws and regulations not only restrict our ability to raise our premiums but also create competitive pressure from some of our competitors who may have lower health care costs than we have and therefore price their premiums at relatively low levels in relation to our cost of care.

Our inability to estimate and maintain appropriate levels of reserves for claims may adversely affect our business, financial condition or results of operations.

Our reserves for claims are estimates of future costs based on various assumptions. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicious administration of claims, medical costs and other factors. Included in the reserves for claims are estimates for the costs of services that have been incurred but not reported and for claims received but not processed. These estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations. Given the uncertainties inherent in such estimates, the actual liability could differ significantly from the amounts reserved. If our actual liability for claims payments is higher than estimated, it could have a negative impact on our earnings per share in any particular quarter or annual period. If our actual liability is lower than estimated, it could mean that we set premium prices too high, which could result in a loss of membership. If we were to lose membership as a result of our premium prices being set too high, there can be no assurance that we would be able to regain that membership by reducing premiums.

Our businesses are subject to significant government regulation, which increases our cost of doing business and could adversely affect our ability to grow our businesses.

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

In particular, our HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates, and approval of policy language and benefits. Although these regulations have not significantly impeded the growth of our businesses to date, there can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses or that regulatory changes will not have a material adverse effect on us. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Statutory Capital Requirements” for additional information.

As a government contractor, we are subject to U.S. government oversight. The government may ask about and investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those audits and investigations, the government could make claims against us. Under government procurement regulations and practices, a negative determination resulting from such claims could result in a contractor being fined, debarred and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time. We are also exposed to other risks associated with U.S. government contracting, including dependence upon Congressional appropriation and allotment of funds.

In addition, laws or regulations adopted in the future could adversely affect our business. See “—Proposed federal and state legislation and regulations affecting the managed care industry could adversely affect us.”

Delays in obtaining or failure to obtain or maintain governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or the number of our members, increase costs or adversely affect our ability to bring new products to market as forecasted.

Our efforts to capitalize on Medicare business opportunities could prove to be unsuccessful.

Medicare programs represent a significant portion of our business, accounting for approximately 18% of our total revenue in 2006 and an expected 20% in 2007. Over the last several years we have significantly expanded our Medicare health plans and restructured our Medicare program management team and operations to enhance our ability to pursue business opportunities presented by the MMA and the Medicare program generally. For example, we recently introduced private fee-for-service (“PFFS”) Medicare Advantage plans, expanded our Medicare Part D prescription drug benefits plans to all 50 states, and are in the process of enhancing our HMO/PPO product offerings. This growth requires substantial administrative and operational capabilities which we have developed or for which we have contracted. For example, we use a third party vendor to administer the enrollment and billing functions for Medicare Part D and PFFS, as well as processing claims for PFFS. If the execution of these key operational functions is not successful, or we are unable to develop administrative capabilities to address the additional needs of our growing Medicare programs, it could have a material adverse effect on our Medicare business.

Particular risks associated with our providing Medicare Part D prescription drug benefits under the MMA include potential uncollectability of receivables, inadequacy of pricing assumptions, inability to receive and process information and increased pharmaceutical costs, (as well as the underlying seasonality of this business). In addition, in connection with our participation in the Medicare Advantage and Part D programs, we regularly record revenues associated with the risk adjustment reimbursement mechanism employed by CMS. This mechanism is designed to appropriately reimburse health plans for the relative health care cost risk of its Medicare enrollees. While we have historically recorded revenue and received payment for risk adjustment reimbursement settlements, there can be no assurance that we will receive payment from CMS for the levels of the risk adjustment premium revenue recorded in any given quarter.

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

Approximately 46% of our revenues relate to federal, state and local government health care coverage programs, such as Medicare, Medicaid and TRICARE. All of the revenues in our Government Contracts segment come from the federal government. Under government-funded health programs, the government payor typically determines premium and reimbursement levels. If the government payor reduces premium or reimbursement levels or increases them by less than our costs increase, and we are unable to make offsetting adjustments through supplemental premiums and changes in benefit plans, we could be adversely affected. Contracts under these programs are generally subject to frequent change, including changes which may reduce the number of persons enrolled or eligible, reduce the revenue received by us or increase our administrative or health care costs under such programs. Changes of this nature could have a material adverse effect on our business, financial condition or results of operations. Changes to government health care coverage programs in the future may also affect our willingness to participate in these programs.

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

Health care operations under our TRICARE North contract are scheduled to conclude on March 31, 2009, unless extended by the Department of Defense. The Department of Defense has the option to extend the TRICARE North contract for up to two additional one-year option periods. If the Department of Defense elects to extend for two additional one-year option periods and both option periods are exercised, the TRICARE North contract would conclude on March 31, 2011. If the Department of Defense does not elect to extend our TRICARE North contract, we will be required to participate in the bidding process for a new contract. If we were not awarded a new TRICARE contract, it would have a material adverse effect on our business, results of operation and financial condition.

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

Our business operations are concentrated in the Northeast (in the states of Connecticut, New York and New Jersey) and in the states of California, Arizona and Oregon. Our California operations represented approximately 45.5% of our total revenue in 2006. Due to this concentration in a small number of states, and, in particular, California, we are exposed to the risk of a deterioration in our financial results arising from a significant economic downturn in one or more of these states. If economic conditions in these states significantly deteriorate, we may experience a reduction in existing and new business, which may have a material adverse effect on our business, financial condition and results of operations. In addition, if any one of our health plans experiences significant losses, our consolidated results of operations may be materially and adversely affected. A deterioration in margins in any one of the states in which we operate, or a loss of large accounts to national competitors, could have an adverse effect on our financial condition or results of operations if we are unable to offset the deterioration with adequate future premium increases.

Proposed federal and state legislation and regulations affecting the managed health care industry could adversely affect us.

The United States Congress and federal and state regulatory agencies frequently consider legislative proposals and regulatory initiatives which, if enacted, could materially affect the managed health care industry and the regulatory environment. These proposals have included initiatives which, if enacted, could have significant adverse effects on our operations, including subjecting us to additional litigation risk, regulatory compliance costs and restrictions on our business operations. Such measures have proposed, among other things, to:

•	Restrict or eliminate health insurers and health plans in the marketplace;
•	Restrict a health insurer or health plan’s profitability or regulate the medical cost ratio;

•	Require health plans to pay significantly higher taxes, or reduce government funding of government-sponsored health programs in which we participate;

•	Restrict the ability of health plans to establish member financial responsibility;

•

Mandate certain benefits and services that could increase the cost of healthcare or administrative services, or to manage the member’s care through authorization requirements, requirements of medical necessity, or formularies for covered pharmaceuticals;

•	Restrict our ability to contract with and manage access to providers and provider groups, enhance certain provider payments or appeal rights, or restrict our ability to select and terminate providers;

•	Mandate certain grievance and appeal rights for our members, including establishment of third-party reviews of certain care decisions; and

•

Regulate the individual coverage market by restricting or mandating premium levels, restrict our underwriting discretion, or restrict our ability to rescind coverage based on a member’s misrepresentations and omissions.

Recently, the issue of affordable health insurance and the challenge of insuring the uninsured have generated much public attention. In states where we conduct business, governors and state legislatures are considering various proposals to cover the uninsured. These proposals include, but are not limited to, restructuring the health insurance market to mandate coverage, guaranteeing insurance in the individual market, merging individual and small group markets, placing a cap on loss ratios or premiums or otherwise taking steps to expand access to health insurance in a manner that does not allow for management of risk.

The decisions of health plans to rescind coverage and decline payment to treating providers has also generated public attention, particularly in California. This has, in turn, generated a petition by a consumer group to the DMHC to adopt regulations to restrict these practices. The DMHC is currently considering such a regulation and has held a public hearing on the subject. On February 23, 2007, a bill was introduced in the California legislature that further restricts a health plan’s or insurer’s ability to rescind the beneficiary’s coverage and to deny payment to treating providers.

We cannot predict the outcome of the legislative and regulatory proposals described above or any other such legislative or regulatory proposals, nor the extent to which we may be affected by the enactment of any such legislation or regulations. Such legislation or regulation, including measures that would cause us to change our current manner of operation or increase our exposure to liability, could have a material adverse effect on our results of operations, financial condition and ability to compete in our industry.

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

For example, we are currently the subject of a regulatory investigation in New Jersey that relates to the timeliness and accuracy of our claim payments for services rendered by out of network providers. The New Jersey Department of Banking and Insurance (“New Jersey DOBI”) has commenced an audit of our claims payment practices for out of network claims. Depending on the outcome of the audit, the New Jersey DOBI could impose monetary fines or require remediation of out of network claims payment inaccuracies which could have significant adverse effects on our business. Our New Jersey and New York health plans have also been subject to other investigations by the New Jersey DOBI and the New York Department of Insurance on a variety of other claims payment matters and in some cases have entered into consent agreements relating to, and have agreed to pay fines in connection with, these claims payment practices. Similarly, HN California, our California HMO, has entered into a Consent Agreement with the California DMHC regarding its prepayment line item review and repricing processes. See “Item 1. Business—Provider Relationships—Hospital Relationships” for additional information.

In addition, from time to time, agencies of the U.S. government investigate whether our operations are being conducted in accordance with regulations applicable to government contractors. U.S. government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting, which could have a material adverse effect on our financial condition and results of operations.

If we are unable to maintain good relations with the physicians, hospitals and other providers that we contract with, our profitability could be adversely affected.

We contract with physicians, hospitals and other providers as a means to assure access to health care services for our members, to manage health care costs and utilization and to better monitor the quality of care being delivered. In any particular market, providers could refuse to contract with us, demand higher payments or take other actions, including litigation, which could result in higher health care costs, less desirable products for customers and members, disruption to provider access for current members or to support growth, or difficulty in meeting regulatory or accreditation requirements. In some markets, certain providers, particularly hospitals, physician/hospital organizations and multi-specialty physician groups, may have significant market positions or even monopolies. Some of these providers may compete directly with us. If these providers refuse to contract with us or utilize their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market our products or to be profitable in those areas could be adversely affected.

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

Provider groups and hospitals have in certain situations commenced litigation and/or arbitration proceedings against us to recover amounts they allege to be underpayments due to them under their contracts with us. We believe that provider groups and hospitals have become increasingly sophisticated in their review of claim payments and contractual terms in an effort to maximize their payments from us and have increased their use of outside professionals, including accounting firms and attorneys, in these efforts. These efforts and the litigation and arbitration that result from them could have a material adverse effect on our results of operations and financial condition. During the fourth quarter of 2004, we recorded a $169 million pretax charge related to expenses associated with settlements involving provider disputes. For additional information regarding provider disputes, see “Item 3. Legal Proceedings—Provider Disputes.”

We face risks related to litigation, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, we incur material expenses in the defense of litigation and our results of operations or financial condition could be adversely affected if we fail to accurately project litigation expenses.

We are subject to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, breach of contract actions, tort claims, fraud and misrepresentation claims, shareholder suits, including suits for securities fraud, and intellectual property and real estate related disputes. In addition, we incur and likely will continue to incur potential liability for claims related to the insurance industry in general and our business in particular, such as claims by members alleging failure to pay for or provide health care, poor outcomes for care delivered or arranged, improper rescission, termination or non-renewal of coverage and insufficient payments for out-of-network services; claims by employer groups for return of premiums; and claims by providers, including claims for withheld or otherwise insufficient compensation or reimbursement, claims related to self-funded business, and claims related to reinsurance matters. Such actions can also include allegations of fraud, misrepresentation, and unfair or improper business practices and can include claims for punitive damages. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against various managed care organizations, including us. In some of the cases pending against us, substantial non-economic or punitive damages are also being sought.

For example in McCoy v. Health Net, Inc. et al., and Wachtel v. Guardian Life Insurance Co., the plaintiffs allege that the manner in which our various subsidiaries paid member claims for out-of-network services was improper. Plaintiffs sought severe sanctions against us for a variety of alleged misconduct, discovery abuses and fraud on the court. In December 2006, the court in the McCoy and Wachtel matters issued an order against us that, among other things, required us to pay plaintiffs’ attorneys’ fees in connection with the sanctions proceedings in an amount to be determined at a later date. In addition, the court ordered that a special master be retained at our expense to monitor the completion of discovery in the case and assessed a monetary fine against us in an amount to be determined at a later date. Based on our assessment of developments in this litigation,, during the three months ended December 31, 2006, we recorded a pretax charge of approximately $37 million in anticipation of our ongoing litigation defense expenses in these cases, as well as the probable award of attorneys’ fees. See “Item 3. Legal Proceedings” for additional information regarding the McCoy and Wachtel matters and Note 14 to the consolidated financial statements for additional information regarding the pretax charge.

We cannot predict the outcome of any lawsuit with certainty, and we are incurring material expenses in the defense of litigation matters, including without limitation, substantial discovery costs. While we currently have insurance coverage for some of the potential liabilities relating to litigation, other such liabilities (such as punitive damages or the cost of implementing changes in our operations required by the resolution of a claim), may not be covered by insurance. In addition, the insurers could dispute coverage or the amount of insurance could not be sufficient to cover the damages awarded. Insurance coverage for all or certain types of liability may become unavailable or prohibitively expensive in the future or the deductible on any such insurance coverage could be set at a level that would result in us effectively self-insuring cases against us. The deductible on our errors and omissions (“E&O”) insurance has reached such a level. Given the amount of the deductible, the only cases which would be covered by our E&O insurance are those involving claims that substantially exceed our average claim values and otherwise qualify for coverage under the terms of the insurance policy.

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

We regularly evaluate litigation matters pending against us, including those described in Note 12 to our consolidated financial statements, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in an earnings charge in any particular quarter in which we enter into a settlement agreement. Although we have recorded litigation reserves which represent our best estimate on probable losses, both known and incurred but not reported, our recorded reserves might prove to be inadequate to cover an adverse result or settlement for extraordinary matters, such as the matters described in Note 12. Therefore, costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our financial condition or results of operations.

Our forecasts and other forward-looking statements are based on a variety of assumptions that are subject to significant uncertainties. Our performance may not be consistent with these forecasts and forward-looking statements.

From time to time in press releases and otherwise, we publish forecasts or other forward-looking statements regarding our future results, including estimated revenues, net earnings and other operating and financial metrics. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, any number of them may prove to be incorrect. For example, during 2006, gross margins in our commercial and Medicare lines of business were better than expected, pretax margins in our Government Contracts segment were higher than projected and administrative expenses were higher than expected. In prior years, commercial and Medicare health care costs have been higher than anticipated, causing margins to narrow more than expected and causing a negative impact on our financial and operating results.

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

The markets in which we do business are highly competitive. If we do not design and price our products competitively, our membership and profitability could decline.

We are in a highly competitive industry. Many of our competitors may have certain characteristics, capabilities or resources, such as greater market share, superior supplier arrangements and existing business relationships, that give them an advantage in competing with us. These competitors include HMOs, PPOs, self-funded employers, insurance companies, hospitals, health care facilities and other health care providers. In addition, other companies may enter our markets in the future, including emerging competitors in the Medicare program and in consumer-directed health plans. We believe that increased funding provided by the MMA will increase the number of competitors in senior health services and could affect our Medicare Advantage program. For example, in 2006, a large PPG in Kern County, California was able to secure a Knox-Keene license and a contract with CMS and is now in direct competition with our Medicare operations in that county.

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

In the past several years we have experienced significant turnover in senior management. If we are unable to manage succession of our key executives, it could adversely affect our business.

We have experienced a high turnover in our senior management team in recent years. While we have succession plans in place and have employment arrangements with certain of our key executives, these do not guarantee that the services of these key executives will continue to be available to us. We would be adversely affected if we fail to adequately plan for future turnover of our senior management team.

Our efforts to capitalize on business opportunities provided by consumer-directed healthcare could prove to be unsuccessful.

Nearly every major managed care organization has launched, announced or is developing HSA-compatible high-deductible health plans. We have launched HSA programs in our Northeast, Arizona, California and Oregon health plans. Our HSA programs represented a very small percentage of our total revenue in 2006. Some of our large competitors, such as Aetna and Blue Cross Blue Shield plans, have made large investments in, and heavily marketed, their consumer-directed health plans and have gained more enrollment in many markets across the country. If their enrollment trend continues, it may widen the competitive gap between us over the next several years. If we fail to design, maintain and effectively market consumer-directed health care programs that are attractive to consumers and, as a result, are unable to achieve a competitive market share in the consumer-directed care category, it could have a material adverse effect on our business, financial condition or results of operations.

We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect our operations.

Our indebtedness includes $200 million of borrowings under a bridge loan agreement, which are due in March 2007, and $300 million of borrowings under a term loan agreement, which are due in June 2011. In addition, to provide liquidity, we have a $700 million five-year revolving credit facility that expires in June 2009. As of December 31, 2006, no borrowings were outstanding under our revolving credit facility. We may incur additional debt in the future. Our existing indebtedness, and any additional debt we incur in the future through drawings on our revolving credit facility or otherwise could have an adverse effect on our business and future operations. For example, it could:

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

We are a holding company and a substantial amount of our cash flow is generated by our subsidiaries. Our regulated subsidiaries are subject to restrictions on the payment of dividends and maintenance of minimum levels of capital.

As a holding company, our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to pay our debt depends, in part, on the amount of cash that we receive from our subsidiaries. Our subsidiaries’ ability to make any payments to us will depend on their earnings, business and tax considerations, legal and regulatory restrictions and economic conditions. In addition, in certain states our regulated subsidiaries are subject to risk-based capital requirements, known as RBC. These laws require our regulated subsidiaries to report their results of risk-based capital calculations to the departments of insurance in their state of domicile and the National Association of Insurance Commissioners. Failure to maintain the minimum RBC standards could subject certain of our regulated subsidiaries to corrective action, including increased reporting and/or state supervision. In addition, in most states, we are required to seek prior approval before we transfer money or pay dividends from our regulated subsidiaries that exceed specified amounts. Our regulated subsidiaries are currently in compliance with the risk-based capital or other similar requirements imposed by their respective states of domicile. If our regulated subsidiaries are restricted from paying us dividends or otherwise making cash transfers to us, it could have material adverse effect on our results of operations and Health Net, Inc.’s free cash flow. For additional information regarding our regulated subsidiaries’ statutory capital requirements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital Requirements.”

Our revolving credit facility, bridge loan agreement and term loan agreement contain restrictive covenants that could limit our ability to pursue our business strategies.

Our revolving credit facility, bridge loan agreement and term loan agreement require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, pay dividends, make investments or other restricted payments, sell or otherwise dispose of assets and engage in other activities. In addition, we are required to comply with certain financial covenants, including a maximum leverage ratio, a minimum borrower cash flow fixed charge coverage ratio or, depending on our debt rating by Moody’s and/or S&P, a minimum fixed charge coverage ratio and a minimum consolidated net worth requirement.

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

If we fail to effectively maintain our management information systems, it could adversely affect our business.

Our business depends significantly on effective information systems. The information gathered and processed by our management information systems assists us in, among other things, pricing our services, monitoring utilization and other cost factors, processing provider claims, billing our customers on a timely basis and identifying accounts for collection. Our customers and providers also depend upon our information systems for membership verification, claims status and other information. We have many different information systems for our various businesses and these systems require continual maintenance, upgrading and enhancement to meet our operational needs. Moreover, our merger, acquisition and divestiture activity requires frequent transitions to or from, and the integration of, various information management systems. We are in the process of consolidating a significant number of our core and surround systems as part of our Health Net One systems consolidation project. See “Item 1. Business—Additional Information Concerning Our Business—Health Net One Systems Consolidation Project” for information regarding this consolidation project. We believe that by consolidating our systems into one common nationwide set, we will gain operational and cost efficiencies. Any difficulty or unexpected delay associated with the transition to or from information systems, any inability or failure to properly maintain management information systems, or any inability or failure to successfully update or expand processing capability or develop new capabilities to meet our business needs, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers, disputes with customers and providers, regulatory problems, significant increases in administrative expenses and/or other adverse consequences. In addition, we may, from time-to-time, obtain significant portions of our systems-related or other services or facilities from independent third parties which may make our operations vulnerable to adverse effects if such third parties fail to perform adequately.

We must comply with restrictions on patient privacy and information security, including taking steps to ensure compliance by our business associates with HIPAA.

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

The level of our administrative expenses can affect our profitability, and administrative expense increases are difficult to predict. While we attempt to effectively manage such expenses, including through the development of online functionalities and other projects designed to create administrative efficiencies (such as the Health Net One systems consolidation project), increases in staff- related and other administrative expenses may occur from time to time due to business or product start-ups or expansions (such as Medicare Advantage and Part D), growth, membership declines or changes in business, difficulties or delays in projects designed to create administrative efficiencies, acquisitions, reliance on outsourced services, regulatory requirements, including compliance with HIPAA regulations, or other reasons. For example, in 2005 we spent approximately $29 million in general and administrative expenses on Medicare-related opportunities. In 2006, our general and administrative expenses increased as a result of our focus on investing in commercial enrollment growth in targeted small group segments and for our ongoing investment in Medicare as we prepared for entry into the private fee-for-service market. In 2007, we expect our administrative expenses to increase as we continue to support expected commercial growth. There can be no assurance that we will be able to successfully manage our administrative expenses, which could have an adverse effect on our business, financial condition or results of operations.

If we are required to publicly disclose information regarding our reimbursement rates and preferred drug lists for our Connecticut Medicaid program, it could have a material adverse effect on our Connecticut Medicaid business.

In 2006, a petition was submitted to the Connecticut Freedom of Information Commission (the “CT FOIC”) seeking, among other things, information regarding provider reimbursement rates and maintenance of preferred drug lists used by managed care organizations contracting with the Connecticut Department of Social Services in connection with the Connecticut Medicaid program. In response to the petition, the CT FOIC ruled that the Connecticut Department of Social Services must furnish the information requested and had to amend its existing contracts with managed care organizations participating in the Connecticut Medicaid program making them subject to the Connecticut Freedom of Information Act. Health Net of Connecticut and two other managed care organizations appealed the CT FOIC decision to the Connecticut Superior Court, which upheld the CT FOIC’s decision. Health Net of Connecticut has appealed the court’s decision to the Connecticut Appellate Court. If Health Net of Connecticut loses this appeal and is required to publicly disclose information regarding its reimbursement rates and preferred drug lists, it could have a material adverse effect on Health Net of

Connecticut’s ability to contract with providers in Connecticut and compete effectively in the Connecticut Medicaid program.

Changes in the value of our investment assets could have a negative effect on our results of operations and stockholders’ equity.

Substantially all of our investment assets are in interest-yielding debt securities of varying maturities. The value of fixed-income securities is highly sensitive to fluctuations in short- and long-term interest rates, with the value decreasing as such rates increase and increasing as such rates decrease. In addition, our regulated subsidiaries are also subject to state laws and regulations that govern the types of investments that are allowable and admissible in those subsidiaries’ portfolios. There can be no assurance that our investment assets will produce total positive returns or that we will not sell investments at prices that are less than the carrying value of these investments. Changes in the value of our investment assets, as a result of interest rate fluctuations or otherwise, could have a negative affect on our stockholders’ equity. In addition, if it became necessary for us to liquidate our investment portfolio on an accelerated basis, it could have an adverse effect on our results of operations.

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

The market price of our common stock is subject to volatility. In 2006, the HMO Index, an index comprised of 12 managed care organizations, including Health Net, recorded an approximate 7% rise in its value, while the per-share value of our common stock decreased by approximately 6%. There can be no assurance that the trading price of our common stock will vary in a manner consistent with the variation in the HMO Index or the Standard & Poor’s 400 Mid-Cap Index of which our common stock is also a component. The market prices of our common stock and the securities of certain other publicly-traded companies in our industry have shown volatility and sensitivity in response to many factors, including public communications regarding managed care, legislative or regulatory actions, litigation or threatened litigation, health care cost trends, pricing trends, competition, earnings or membership reports of particular industry participants, and market speculation about or actual acquisition activity. Additionally, adverse developments affecting any one of the leading companies in our sector could cause the price of our common stock to weaken, even if those adverse developments do not otherwise affect us. There can be no assurances regarding the level or stability of our share price at any time or the impact of these or any other factors on our stock price.

Large-scale public health epidemics and/or terrorist activity could cause us to incur unexpected health care and other costs and could materially and adversely affect our business, financial condition and results of operations.

An outbreak of a pandemic disease, such as the avian flu, and/or future terrorist activities, including bio-terrorism, could materially and adversely affect the U.S. economy in general and the health care industry specifically. Depending on the government’s actions and the responsiveness of public health agencies and insurance companies, a large-scale public health epidemic or future acts of bio-terrorism could lead to, among other things, increased use of health care services, disruption of information and payment systems, increased health care costs due to increased in-patient and out-patient hospital costs and the cost of any anti-viral medication used to treat affected people.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space for our principal executive offices in Woodland Hills, California. Our executive offices, comprising approximately 164,370 square feet, are occupied under two separate leases that expire on January 31, 2008 (with respect to 48,922 square feet of space) and December 31, 2014 (with respect to 115,448 square feet of space). A significant portion of our California HMO operations are also housed in Woodland Hills, in a separate 333,954 square foot leased facility. The lease for this two-building facility expires December 31, 2011. Combined rent and rent-related obligations for our Woodland Hills facilities were approximately $14.4 million in 2006.

We also lease an aggregate of approximately 463,150 square feet of office space in Rancho Cordova, California for certain Health Plan Services and Government Contract operations. Our aggregate rent and rent-related obligations under these leases were approximately $8.2 million in 2006. These leases expire at various dates ranging from 2007 to 2013. We also lease a total of approximately 109,285 square feet of office space in San Rafael and Pointe Richmond, California for certain specialty services operations. In addition to the office space referenced above, we lease approximately 91 sites in 26 states, totaling approximately 1,076,572 square feet of space.

We also own facilities comprising, in the aggregate, approximately 523,195 square feet of space. These facilities include operations or headquarters for our health plan subsidiaries in Arizona and Connecticut, respectively, as well as a data center facility in Rancho Cordova, California. On February 23, 2007, we announced that we entered into a sale/leaseback transaction for our Shelton, Connecticut facility. The Shelton Property comprises 327,327 square feet of space. For additional information on the Shelton Property sale/leaseback see “Item 1. Business – Recent and Other Developments and Other Company Information.”

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

During 2001 and 2002, the parties filed and argued various motions and engaged in limited discovery. On April 23, 2003, plaintiffs filed a motion for class certification seeking to certify nationwide classes of Health Net subscribers. On August 5, 2004, the District Court granted plaintiffs’ motion for class certification and issued an order (the “Class Certification Order”) certifying two nationwide classes of Health Net subscribers who received medical services or supplies from an out-of-network provider and to whom the defendants paid less than the providers’ actual charge during the period from 1997 to 2004. Health Net appealed the Class Certification Order to the Court of Appeals for the Third Circuit. On June 30, 2006, the Third Circuit ruled in Health Net’s favor on the appeal. The Third Circuit held that the District Court’s class certification opinion failed to properly define the claims, issues and defenses to be treated on a class basis. The Third Circuit thus vacated the certification order and remanded the case to the District Court for further proceedings. In September 2006, the District Court certified the same classes but limited them to the resolution of 19 legal issues. Health Net requested permission from the Third Circuit to appeal this second certification but the Third Circuit denied the request. In December 2006, Health Net asked the Third Circuit to reconsider its denial. That motion for reconsideration was denied. The District Court has ordered that the notice to the classes be mailed forthwith and that Health Net pay the cost of such notice.

On January 13, 2005, counsel for the plaintiffs in the McCoy/Wachtel actions filed a separate class action against Health Net, Inc., Health Net of the Northeast, Inc., Health Net of New York, Inc., Health Net Life Insurance Co., and Health Net of California, Inc. captioned Scharfman v. Health Net, Inc., 05-CV-00301 (FSH)(PS) (United States District Court for the District of New Jersey) on behalf of the same parties who would have been added to the McCoy/Wachtel action as additional class representatives had the District Court granted the plaintiffs’ motion for leave to amend their complaint in that action. This new action contains similar allegations to those made by the plaintiffs in the McCoy/Wachtel action. It is not yet clear if this case will be subsumed into the McCoy/Wachtel action.

On August 9, 2005, plaintiffs filed a motion with the District Court seeking sanctions against us for a variety of alleged misconduct, discovery abuses and fraud on the District Court. The District Court held twelve days of hearings on plaintiffs’ sanctions motion between October 2005 and March 2006. During the course of the hearings, and in their post-hearings submissions, plaintiffs also alleged that some of Health Net’s witnesses engaged in perjury and obstruction of justice. Health Net denied all such allegations. On December 6, 2006, the District Court issued an opinion and order finding that Health Net’s conduct was sanctionable. The District Court ordered a number of sanctions against Health Net, including, but not limited to: striking a number of Health Net’s trial exhibits and witnesses; deeming a number of facts to be established against Health Net; requiring Health Net to retain a discovery monitor at its expense to oversee the completion of discovery in these cases; ordering that a monetary sanction be imposed upon Health Net once the District Court reviews Health Net’s financial records; ordering Health Net to pay plaintiffs’ counsel’s fees and expenses associated with the sanctions motion and motions to enforce the District Court’s discovery orders and redeposing Health Net witnesses. The District Court also ordered that Health Net produce a large number of privileged documents that were first discovered and revealed by Health Net as a result of the email backup tape restoration effort discussed below.

While the sanctions proceedings were progressing, the District Court and the Magistrate Judge overseeing discovery entered a number of orders relating, inter alia, to production of documents. In an Order dated May 5, 2006 (the “May 5 Order”), the District Court ordered the restoration, search and review of backed-up emails to 59 current and former Health Net associates. The May 5 Order set an initial deadline of July 15, 2006, to complete the restoration, search and production of emails.

Health Net located 5,034 back-up tapes and had to restore all of them to identify and extract those emails and attachments belonging to the 59 associates identified in the May 5 Order. This restoration process was complex, time consuming and expensive as it involved dealing with over 14 billion pages of documents. During the course of this project, Health Net discovered that completion of the project was technologically impossible using commercially available means by the July 15, 2006 deadline. As a result, Health Net requested additional time to complete the project. The District Court granted an extension and ordered that the restoration and production of emails be completed by September 30, 2006. Health Net was unable to complete the project by the September 30, 2006 deadline and again requested additional time to complete the project. The District Court denied this request and stated that there would be a per diem penalty for every day past September 30, 2006 that the production was not completed. Health Net completed the restoration project on November 30, 2006. The District Court has not yet announced what, if any, penalty will be imposed for failing to meet the September 30, 2006 deadline.

The May 5 Order also set forth certain findings regarding plaintiffs’ argument that the “crime-fraud” exception to the attorney-client privilege should be applied to certain documents for which Health Net claimed a privilege. In this ruling, the District Court made preliminary findings that a showing of a possible crime or fraud was made with respect to Health Net’s interactions with New Jersey Department of Banking & Insurance and the payment of a second restitution in New Jersey. The review of privileged documents under the “crime-fraud” exception was assigned by the District Court to the Magistrate Judge, who was to review the documents and make a recommendation to the court. On January 22, 2007, the Magistrate Judge made a recommendation that the assertion of privilege for a number of the documents was vitiated by the crime-fraud exception. Health Net has appealed this ruling to the District Court.

On May 11, 2006, the District Court issued another opinion regarding the privileged documents, ruling that there was a “fiduciary” exception to the attorney-client privilege and that the fiduciary exception to the attorney-client privilege should apply to this litigation. The District Court found that functions Health Net performs relating to medical reimbursement determinations are fiduciary functions, therefore making Health Net potentially liable to plaintiffs as a fiduciary under ERISA. On June 12, 2006, Health Net appealed this ruling to the Third Circuit. Oral argument has been held but a decision has not yet been rendered. Health Net has also appealed the District Court’s December 6, 2006 order that it had waived the attorney-client privilege by not claiming the privilege prior to the documents being found in the backup email tapes.

We intend to continue to defend ourselves vigorously in this litigation. These proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of these proceedings should not have a material adverse effect on our financial condition and liquidity. See “Item 1A—Risk Factors” for additional information regarding risks related to litigation.

In Re Managed Care Litigation

Various class action lawsuits brought on behalf of health care providers against managed care companies, including us, were transferred by the Judicial Panel on Multidistrict Litigation (“JPML”) to the United States District Court for the Southern District of Florida for coordinated or consolidated pretrial proceedings in In re Managed Care Litigation, MDL 1334. The first of such cases was filed against us on May 25, 2000. These provider track actions generally alleged that the defendants, including us, systematically underpaid physicians and other health care providers for medical services to members, have delayed payments to providers, imposed unfair contracting terms on providers, and negotiated capitation payments inadequate to cover the costs of the health care services provided and assert claims under the Racketeer Influenced and Corrupt Organizations Act (RICO), ERISA, and several state common law doctrines and statutes. The lead physician provider track action asserted claims on behalf of physicians and sought certification of a nationwide class.

On May 3, 2005, we and the representatives of approximately 900,000 physicians and state and other medical societies announced that we had signed an agreement settling the lead physician provider track action. The settlement agreement requires us to pay $40 million to general settlement funds and $20 million for plaintiffs’ legal fees. During the three months ended March 31, 2005, we recorded a pretax charge of approximately $65.6 million in connection with the settlement agreement, legal expenses and other expenses related to the MDL 1334 litigation. On July 6, 2006, we made payments, including accrued interest, totaling approximately $61.9 million.

On September 26, 2005, the District Court issued an order granting its final approval of the settlement agreement and directing the entry of final judgment. Four physicians appealed the order approving the settlement, but each of the physicians moved to dismiss their appeals, and all of the appeals were dismissed by the Eleventh Circuit by June 20, 2006. On July 19, 2006, joint motions to dismiss were filed in the District Court with respect to all the remaining tag-along actions in MDL 1334 filed on behalf of physicians. As a result of the physician settlement agreement, the dismissals of the various appeals, and the filing of the agreed motions to dismiss the tag along actions involving physician providers, all cases and proceedings relating to the physician provider track actions against us have been resolved.

Other cases in MDL 1334 are brought on behalf of non-physician health care providers against us and other managed care companies and seek certification of a nationwide class of similarly situated non-physician health care providers. These cases are still pending but have been stayed in the multi-district proceeding. On September 12, 2006, Judge Moreno dismissed one of those cases on grounds that the plaintiffs failed to file a status report. The plaintiffs in that case subsequently filed a motion to vacate the dismissal in which they contend that they did file a status report. We intend to defend ourselves vigorously in the remaining non-physician cases. These proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of these proceedings should not have a material adverse effect on our financial condition and liquidity.

Lawsuits Relating to Sale of Businesses

AmCareco Litigation

We are a defendant in two related litigation matters pending in Louisiana and Texas state courts, both of which relate to claims asserted by three separate state receivers overseeing the liquidation of three health plans in Louisiana, Texas and Oklahoma that were previously owned by our former subsidiary, Foundation Health

Corporation (“FHC”). In 1999, FHC sold its interest in these plans to AmCareco, Inc. (“AmCareco”) and we retained a minority interest in the three plans after the sale. Thereafter, the three plans became known as AmCare of Louisiana (AmCare-LA), AmCare of Oklahoma (“AmCare-OK”) and AmCare of Texas (“AmCare-TX”). In 2002, three years after the sale of the plans to AmCareco, each of the AmCare plans was placed under state oversight and ultimately into receivership. The receivers for each of the AmCare plans later filed suit against certain of AmCareco’s officers, directors and investors, AmCareco’s independent auditors and its outside counsel in connection with the failure of the three plans. The three receivers also filed suit against us contending that, among other things, we were responsible as a “controlling shareholder” of AmCareco following the sale of the plans for post-acquisition misconduct by AmCareco and others that caused the three health plans to fail and ultimately be placed into receivership.

The action brought against us by the receiver for AmCare-LA action originally was filed in Louisiana on June 30, 2003. That original action sought only to enforce a parental guarantee that FHC had issued in 1996. The AmCare-LA receiver alleged that the parental guarantee obligated FHC to contribute sufficient capital to the Louisiana health plan to enable the plan to maintain statutory minimum capital requirements. The original action also alleged that the parental guarantee was not terminated by virtue of the 1999 sale of the Louisiana plan. The actions brought against us by AmCare-TX and AmCare-OK originally were filed in Texas state court on June 7, 2004 and included allegations that after the sale to AmCareco we were responsible for the mismanagement of the three plans by AmCareco and that the three plans were insolvent at the time of the sale to AmCareco. On September 30, 2004 and October 15, 2004, respectively, the AmCare-TX receiver and the AmCare-OK receiver intervened in the pending AmCare-LA litigation in Louisiana. Thereafter, all three receivers amended their complaints to assert essentially the same claims against us and successfully moved to consolidate their three actions in the Louisiana state court proceeding. The Texas state court ultimately stayed the Texas action and ordered that the parties submit quarterly reports to the Texas court regarding the status of the consolidated Louisiana litigation.

On June 16, 2005, a consolidated trial of the claims asserted against us by the three receivers commenced in state court in Baton Rouge, Louisiana. The claims of the receiver for AmCare-TX were tried before a jury and the claims of the receivers for the AmCare-LA and AmCare-OK were tried before the judge in the same proceeding. On June 30, 2005, the jury considering the claims of the receiver for AmCare-TX returned a verdict against us in the amount of $117.4 million, consisting of $52.4 million in compensatory damages and $65 million in punitive damages. The Court later reduced the compensatory and punitive damages awards to $36.7 million and $45.5 million, respectively and entered judgments in those amounts on November 3, 2005. We thereafter filed a motion for suspensive appeal and posted the required security as required by law.

The proceedings regarding the claims of the receivers for AmCare-LA and AmCare-OK concluded on July 8, 2005. On November 4, 2005, the Court issued separate judgments on those claims that awarded $9.5 million in compensatory damages to AmCare-LA and $17 million in compensatory damages to AmCare-OK. The Court later denied requests by AmCare-LA and AmCare-OK for attorneys’ fees and punitive damages. We thereafter filed motions for suspensive appeals in connection with both judgments and posted the required security as required by law, and the receivers for AmCare-LA and AmCare-OK each appealed the orders denying them attorneys’ fees and punitive damages. Our appeals of the judgments in all three cases have been consolidated in the Louisiana Court of Appeal but no briefing schedule has been set. On January 17, 2007, the Court of Appeal vacated on procedural grounds the trial court’s judgments denying the AmCare-LA and AmCare-OK claims for attorney fees and punitive damages, and referred those issues instead to be considered with the merits of the main appeal pending before it. The Court of Appeal also has considered and ruled on various other preliminary procedural issues related to the main appeal.

On November 3, 2006, we filed a complaint in the U.S. District Court for the Middle District of Louisiana and simultaneously filed an identical suit in the 19th Judicial District Court in East Baton Rouge Parish seeking to nullify the three judgments that were rendered against us on the grounds of fraud and/or ill practice. We have alleged that the judgments and other prejudicial rulings rendered in these cases were the result of impermissible ex parté contacts between the receivers’ litigation counsel and the trial court during the course of the litigation. Preliminary motions and exceptions have been filed by the receivers for AmCare-TX, AmCare-OK and AmCare-LA seeking dismissal of our claim for nullification on various grounds. Those motions and exceptions have not been heard by the Court.

We have vigorously contested all of the claims asserted against us by the plaintiffs in the consolidated Louisiana actions since they were first filed. We intend to vigorously pursue all avenues of redress in these cases, including the actions for nullification, post-trial motions and appeals, and the prosecution of our pending but stayed cross-claims against other parties. During the three months ended June 30, 2005, we recorded a pretax charge of $15.9 million representing the estimated legal defense costs for this litigation.

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

Superior National and Capital Z Financial Services

On April 28, 2000, we and our former wholly-owned subsidiary, Foundation Health Corporation (“FHC”), which merged into Health Net, Inc., in January 2001, were sued by Superior National Insurance Group, Inc. (“Superior”) in an action filed in the United States Bankruptcy Court for the Central District of California, which was then transferred to the United States District Court for the Central District of California. The lawsuit (“Superior Lawsuit”) related to the 1998 sale by FHC to Superior of the stock of Business Insurance Group, Inc. (“BIG”), a holding company of workers’ compensation insurance companies operating primarily in California. In the Superior Lawsuit, Superior alleged that FHC made certain misrepresentations and/or omissions in connection with the sale of BIG and breached the stock purchase agreement governing the sale. In October 2003, we entered into a settlement agreement with the SNTL Litigation Trust, successor-in-interest to Superior, of the claims alleged in the Superior Lawsuit. As part of the settlement, we ultimately agreed to pay the SNTL Litigation Trust $132 million and received a release of the SNTL Litigation Trust’s claims against us.

Shortly after announcing the settlement on October 28, 2003, Capital Z Financial Services Fund II, L.P., and certain of its affiliates (collectively, “Cap Z”) sued us (“Cap Z Action”) in New York state court asserting claims arising out of the same BIG transaction that is the subject of the settlement agreement with the SNTL Litigation Trust. Cap Z had previously participated as a creditor in the Superior Lawsuit and is a beneficiary of the SNTL Litigation Trust. In its complaint, Cap Z alleges that we made certain misrepresentations and/or omissions that caused Cap Z to vote its shares of Superior in favor of the acquisition of BIG and to provide approximately $100 million in financing to Superior for that transaction. Cap Z’s complaint primarily alleges that we misrepresented and/or concealed material facts relating to the sufficiency of the BIG companies’ reserves and about the BIG companies’ internal financial condition, including accounts receivables and the status of certain “captive” insurance programs. Cap Z alleges that it seeks compensatory damages in excess of $100 million, unspecified punitive damages, costs, and attorneys’ fees.

After removal of the case to federal court and remand back to New York state court, on December 21, 2005, we filed a motion to dismiss all of Cap Z’s claims. On May 5, 2006, the court issued its decision on our motion and dismissed all of Cap Z’s claims, including claims for fraud and claim for punitive damages, except for Cap Z’s claim for indemnification based on the assertion that FHC breached express warranties and covenants under the stock purchase agreement. On June 7, 2006, Cap Z filed an appeal from the Court’s dismissal of its claims for breach of the implied covenant and fraud and dismissal of its punitive damage claim. On June 13, 2006, we filed a cross-appeal from the Court’s refusal to dismiss all of Cap Z’s claims. Oral argument on the appeals was held on November 17, 2006. No decision on the appeals has yet been issued.

Notwithstanding these appeals, the litigation continued in the trial court. On June 2, 2006, we filed an answer to Cap Z’s remaining claim for indemnification. On June 23, 2006, the Court signed a scheduling order providing that all fact discovery is to be completed by February 28, 2007, and expert discovery is to be completed by April 30, 2007. On October 3, 2006, we filed a motion for summary judgment in the trial court seeking dismissal of Cap Z’s remaining claim for indemnification. Oral argument on the motion was held on November 30, 2006. On February 23, 2007, the trial Court granted our motion for summary judgment and directed that judgment be entered in our favor. That order terminates the proceedings in the trial Court. Cap Z’s appeal on the three previously dismissed claims and our cross-appeal remain pending.

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

Provider Disputes and Regulatory Investigations

In the ordinary course of our business operations, we are party to arbitrations and litigation involving providers. In recent years, a number of these arbitrations and litigation matters have related to alleged stop-loss claim underpayments, where we paid a portion of the provider’s billings and denied certain charges based on a line-by-line review of the itemized billing statement to identify supplies and services that should have been included within specific charges and not billed separately. A smaller number of these arbitrations and litigation matters relate to alleged stop-loss claim underpayments where we paid a portion of the provider’s billings and denied the balance based on the level of prices charged by the provider. We have settled or otherwise resolved a significant number of the provider disputes that were included as part of the $169 million earnings charge that we recorded in the fourth quarter of 2004. See Note 12 to our consolidated financial statements for additional information.

On October 6, 2006 we entered into a Consent Agreement with the California DMHC with respect to certain claims editing practices which we formerly utilized for certain contracted hospital claims. Under the terms of the Consent Agreement, we will provide contracted hospitals that have not previously settled or otherwise resolved these claims with us the ability to resubmit their claims, for dates of service of January 1, 2004 and later, for readjudication without the use of these editing practices. We do not expect the readjudication of the affected claims to have a material impact on our financial condition or results of operations.

We are the subject of a regulatory investigation in New Jersey that relates principally to the timeliness and accuracy of our claim payments for services rendered by out-of-network providers. The regulatory investigation includes an audit of our claims payment practices for services rendered by our out-of-network providers for 1996 through 2005 in New Jersey. Based on the results of the audit, the New Jersey Department of Banking and Insurance may require remediation of certain claims payments for this period and/or assess a regulatory fine or penalty on us. We are engaged in on-going discussions with the New Jersey Department of Banking and Insurance to address these issues.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the security holders of the Company, either through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth the high and low sales prices of the Company’s common stock, par value $.001 per share, on The New York Stock Exchange, Inc. (“NYSE”) since January 2005.

	High	Low
Calendar Quarter—2005
First Quarter	$32.96	$27.63
Second Quarter	$39.27	$32.14
Third Quarter	$47.47	$37.35
Fourth Quarter	$52.92	$44.07

Calendar Quarter—2006
First Quarter	$54.11	$45.64
Second Quarter	$50.95	$37.10
Third Quarter	$48.82	$39.92
Fourth Quarter	$49.26	$40.70

On February 23, 2007, the last reported sales price per share of our common stock was $54.50 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Company’s equity compensation plans is contained in Part III of this Annual Report on Form 10-K under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Holders of Common Stock

As of February 23, 2007, there were 1,889 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock during the preceding two fiscal years. We have no present intention of paying any dividends on our common stock, although the matter will be periodically reviewed by our Board of Directors.

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

Under our revolving credit facility, term loan agreement and bridge loan agreement, we cannot declare or pay cash dividends to our stockholders or purchase, redeem or otherwise acquire shares of our capital stock or warrants, rights or options to acquire such shares for cash except to the extent permitted under the revolving credit facility, which is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Stock Repurchase Program

In September 2004, we placed our stock repurchase program on hold, primarily as a result of Moody’s and S&P having downgraded our non-credit-enhanced, senior unsecured long-term debt rating to below investment grade. Our Board of Directors had previously authorized us to repurchase up to $450 million of our common stock under the stock repurchase program.

On October 14, 2006, the Board of Directors authorized the resumption of repurchases of our common stock under the stock repurchase program. At that time, the available amount under the stock repurchase program was $215 million (which amount includes exercise proceeds and tax benefits the Company had received to date from the exercise of employee stock options). The Board of Directors also increased the size of the stock repurchase program by $235 million. As a result, the Company was then authorized under the stock repurchase program to acquire shares of its common stock in an aggregate amount of up to $450 million. Although we are currently limited to repurchases of our common stock in amounts not to exceed $450 million, additional amounts may be added to the program based on exercise proceeds and tax benefits the Company receives from the exercise of employee stock options. However, these additional amounts may not be used to purchase additional shares of our common stock without further approval of the Board of Directors.

On November 9, 2006, we resumed repurchases of our common stock under our stock repurchase program and repurchased 5,470,138 shares for approximately $250 million during the fourth quarter of 2006. Included in the total repurchases are 2,689,538 shares repurchased at an initial purchase price of $47.22 per share, or $127 million, under an accelerated share repurchase (“ASR”) agreement with JP Morgan executed on December 14, 2006. Under the ASR agreement, JP Morgan is expected to purchase an equivalent number of shares in the open market over a period of several months. The repurchased shares are subject to a future price adjustment based on JP Morgan’s volume-weighted average purchase price for the shares. If JP Morgan’s volume-weighted average purchase price for the shares is greater than $47.22 per share, we will be required to pay JP Morgan an amount equal to the difference between the volume-weighted average purchase price and $47.22 (the “True-Up”). Under the ASR agreement, we may elect to settle the True-Up in shares of Health Net common stock or cash.

We used net free cash available to fund the share repurchases. The remaining authorization under our stock repurchase program as of December 31, 2006 was $200 million. As of December 31, 2006, we had repurchased an aggregate of 25,448,793 shares of our common stock under our stock repurchase program at an average price of $30.92 for aggregate consideration of approximately $787 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options).

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

The following table presents by month additional information related to repurchases of our common stock during the twelve months ended December 31, 2006:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b) (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (c) (d)
January 1—October 31	—	—	—	—	$450,000,000
November 1—November 30	1,980,600	$43.56	$86,280,663	1,980,600	$363,719,337
December 1—December 31	3,489,538	$46.98	$163,932,974	3,489,538	$199,786,363

Total	5,470,138	$45.74	$250,213,637	5,470,138

(a)	We did not repurchase any shares of our common stock in 2006 outside our publicly announced stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.
(b)	Our stock repurchase program was announced in April 2002. We announced additional repurchase authorization in August 2003 and October 2006.
(c)	A total of $450 million of our common stock may be repurchased under our stock repurchase program. The remaining authority under our repurchase program excludes any proceeds received from option exercises and tax benefits. Additional amounts may be added to the program based on exercise proceeds and tax benefits the Company receives from the exercise of employee stock options.
(d)	Our stock repurchase program has no expiration date. We did not have any repurchase program that expired during the twelve months ended December 31, 2006. As of December 31, 2006, we did not terminate prior to expiration any repurchase program.

Under the Company’s various stock option and long-term incentive plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and exercise price obligations arising from the vesting and/or exercise of stock options and other equity awards made thereunder. Restricted stock and restricted stock unit awards granted under the Plan are made pursuant to individual restricted stock and restricted stock unit agreements, forms of which are filed as exhibits to this Annual Report on Form 10-K. The following table provides information with respect to the shares withheld by the Company to satisfy these obligations to the extent employees and non-employee directors elected for the Company to withhold such shares. These repurchases were not part of our publicly announced stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1–January 31	—	—
February 1–February 28	57,827	$49.29
March 1–March 31	554	$50.04
April 1–April 30	9,470	$46.86
May 1–May 31	6,937	$41.62
June 1–June 30	82,230	$44.24
July 1–July 31	—	—
August 1–August 31	—	—
September 1–September 30	—	—
October 1–October 31	4,534	$46.04
November 1–November 30	—	—
December 1–December 31	1,787	$47.52

Total	163,339	$46.17

Item 6. Selected Financial Data.

The following selected financial and operating data are derived from our audited consolidated financial statements. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006(12)	2005	2004	2003	2002
	(Dollars in thousands, except per share and PMPM data)
REVENUES:
Health plan services premiums (1)	$10,364,740	$9,506,865	$9,517,530	$9,046,303	$8,539,162
Government contracts	2,376,014	2,307,483	2,021,871	1,865,773	1,498,689
Net investment income	111,042	72,751	58,147	59,332	65,210
Administrative services fees and other income (1)	56,554	53,434	48,845	93,294	91,697

Total revenues	$12,908,350	$11,940,533	$11,646,393	$11,064,702	$10,194,758

INCOME SUMMARY (2):
Income from continuing operations before cumulative effect of changes in accounting principle	$329,313	$229,785	$42,604 (3)	$323,080	$234,521

Net income	$329,313	$229,785	$42,604	$234,030 (5)	$225,580 (6)

NET INCOME PER SHARE—DILUTED (2):
Income from continuing operations before cumulative effect of changes in accounting principle	$2.78	$1.99	$0.38	$2.73	$1.86

Net income	$2.78	$1.99	$0.38	$1.98	$1.79

Weighted average shares outstanding:
Diluted	118,310	115,641	113,038	118,278	126,004

BALANCE SHEET DATA (4):
Cash and cash equivalents and investments available for sale	$2,120,844	$2,106,303	$1,782,102	$1,943,660	$1,841,768
Total assets	4,297,022	3,940,722	3,653,194	3,549,276	3,460,751
Senior notes payable	—	387,954	397,760	398,963	398,821
Bridge loan	200,000	—	—	—	—
Term loan	300,000	—	—	—	—
Total stockholders’ equity	1,778,965	1,589,075	1,272,880	1,294,225	1,300,416

OPERATING DATA:
Pretax margin	3.7%	3.2%	0.6%	4.7%	3.5%
Health plan services medical care ratio (MCR) (7)	83.0%	84.3%	88.4%	83.1%	83.9%
Government contracts cost ratio (8)	94.0%	95.8%	95.3%	95.9%	96.9%
Administrative ratio (9)	11.4%	10.3%	9.7%	10.6%	10.6%
Selling costs ratio (10)	2.4%	2.3%	2.5%	2.6%	2.3%
Health plan services premiums per member per month (PMPM) (11)	$243.70	$235.80	$216.34	$200.93	$186.00
Health plan services costs PMPM (11)	$202.22	$198.75	$191.24	$166.96	$155.99
Net cash provided by (used in) operating activities	$277,937	$191,394	$(54,912)	$379,772	$413,517
Net cash (used in) investing activities	$(184,879)	$(244,046)	$(14,242)	$(105,522)	$(182,891)
Net cash (used in) provided by financing activities	$(130,737)	$73,035	$(69,615)	$(246,172)	$(305,562)

(1)	Reflects reclassification of administrative services only revenue (ASO) amounts for 2005, 2004, 2003 and 2002. See Note 2 to the consolidated financial statements.
(2)	Includes debt refinancing, litigation, severance and related benefit costs, asset impairments and net (gain) loss on sales of business and properties of $107.2 million, $83.3 million, $31.7 million, $(2.5) million and $65.3 million for 2006, 2005, 2004, 2003 and 2002, respectively.
(3)	Includes $169 million of pretax expenses associated with provider settlements. See Note 12 to the consolidated financial statements.

(4)	No cash dividends were declared in each of the years presented.
(5)	Includes loss on settlement from disposition of discontinued operations of $89.1 million, net of tax.
(6)	Includes cumulative effect of a change in accounting principle, net of tax, of $8.9 million as a result of adopting SFAS No. 142 “Goodwill and Other Intangible Assets.”
(7)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(8)	Government contracts cost ratio is calculated as government contracts cost divided by government contracts revenue.
(9)	The administrative ratio is computed as the sum of general and administrative and depreciation expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(10)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(11)	PMPM is calculated based on total at-risk member months and excludes ASO member months.
(12)	On January 1, 2006, we began offering the new Medicare Part D prescription drug benefits.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.6 million individuals in 27 states and the District of Columbia through group, individual, Medicare (including Part D), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, MHN, provides behavioral health, substance abuse and employee assistance programs (EAPs) to approximately 7.3 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

How We Report Our Results

We currently operate within two reportable segments, Health Plan Services and Government Contracts, each of which is described below.

Our Health Plan Services reportable segment includes the operations of our commercial, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”) and Medicaid health plans, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. We have approximately 3.6 million members, including Medicare Part D members, and 109,000 administrative services only (ASO) members in our Health Plan Services segment.

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

How We Measure Our Profitability

Our profitability depends in large part on our ability to, among other things, effectively price our health care products; manage health care costs, including pharmacy costs; contract with health care providers; attract and retain members; and manage our general and administrative (G&A) and selling expenses. In addition, factors such as regulation, competition and general economic conditions affect our operations and profitability. The potential effect of escalating health care costs, as well as any changes in our ability to negotiate competitive rates with our providers, may impose further risks to our ability to profitably underwrite our business, and may have a material impact on our business, financial condition or results of operations.

We measure our Health Plan Services segment profitability based on medical care ratio (MCR) and pretax income. The MCR is calculated as health plan services expense divided by health plan services premiums. The pretax income is calculated as health plan services premiums and administrative services fees and other income less health plan services expense and G&A and other net expenses. See “—Results of Operations—Table of Summary Financial Information” for a calculation of our MCR and “—Results of Operations—Health Plan Services Segment Results” for a calculation of our pretax income.

Health plan services premiums include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage (which premiums are based on a predetermined prepaid fee), Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts, including Medicare Part D, to provide care to enrolled Medicare recipients. Medicare revenue can also include amounts for risk factor adjustments. The amount of premiums we earn in a given year is driven by the rates we charge and enrollment levels. Administrative services fees and other income primarily includes revenue for administrative services such as claims processing, customer service, medical management, provider network access and other administrative services. Health plan services expense includes medical and related costs for health services provided to our members, including physician services, hospital and related professional services, outpatient care, and pharmacy benefit costs. These expenses are impacted by unit costs and utilization rates. Unit costs represent the health care cost per visit, and the utilization rates represent the volume of health care consumption by our members.

General and administrative expenses include those costs related to employees and benefits, consulting and professional fees, marketing, premium taxes and assessments and occupancy costs. Such costs are driven by membership levels, introduction of new products, system consolidations and compliance requirements for changing regulations. These expenses also include expenses associated with corporate shared services and other costs to reflect the fact that such expenses are incurred primarily to support the Health Plan Services segment. Selling expenses consist of external broker commission expenses and generally vary with premium volume.

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

Government contracts revenue is made up of two major components: health care and administrative services. The health care component includes revenue recorded for health care costs for the provision of services to our members, including paid claims and estimated incurred but not reported claims (IBNR) expenses for which we are at risk, and underwriting fees earned for providing the health care and assuming underwriting risk in the delivery of care. The administrative services component encompasses fees received for all other services provided to both the government customer and to beneficiaries, including services such as medical management, claims processing, enrollment, customer services and other services unique to the managed care support contract with the government.

2006 Financial Performance Highlights

Health Net’s financial performance in 2006 was strong. The Company’s diversified businesses all achieved improved profitability compared with 2005. This broad-based performance drove key measures higher as:

•	Net income rose by approximately 43% to $329.3 million;

•	Earnings per diluted share increased approximately 40%;

•	Total revenues rose 8.1%;

•	Health plan enrollment (excluding Medicare Part D members) increased by 15,000 members in 2006 versus 2005 following three years of year-over-year declines; and

•	Pretax margin rose 50 basis points to 3.7%.

Health Net completed the Universal Care Acquisition on March 31, 2006. The information above includes the contribution from the businesses acquired from Universal Care.

Reclassification of Administrative Services Fee Revenue

We provide ASO products to large employer groups in California, Connecticut, New Jersey and New York. Under these arrangements, we provide claims processing, customer services, medical management, provider network access and other administrative services. Effective in 2006, we reported revenues from our ASO business in a separate line item titled “administrative services fees and other income” in our consolidated statements of operations. Historically, ASO revenue amounts were reported as part of health plan services premiums. In recent periods, these revenues have increased to a level at which we believe that reporting them in a separate line item provides useful insight on our operations. All affected prior period financial information reflects this reclassification.

RESULTS OF OPERATIONS

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations for the last three fiscal years:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share and PMPM data)
Revenues
Health plan services premiums	$10,364,740	$9,506,865	$9,517,530
Government contracts	2,376,014	2,307,483	2,021,871
Net investment income	111,042	72,751	58,147
Administrative services fees and other income	56,554	53,434	48,845

Total revenues	12,908,350	11,940,533	11,646,393

Expenses
Health plan services (excluding depreciation and amortization)	8,600,443	8,013,017	8,413,638
Government contracts	2,234,535	2,211,253	1,927,598
General and administrative	1,165,313	956,840	888,480
Selling	245,304	221,555	240,117
Depreciation	21,541	30,250	41,426
Amortization	4,050	3,444	2,862
Interest	51,179	44,631	33,133
Debt refinancing charge	70,095	—	—
Litigation, severance and related benefit costs and asset impairments	37,093	83,279	32,893
Net gain on sales of businesses and properties	—	—	(1,170)

Total expenses	12,429,553	11,564,269	11,578,977

Income from operations before income taxes	478,797	376,264	67,416
Income tax provision	149,484	146,479	24,812

Net income	$329,313	$229,785	$42,604

Net income per share:
Basic	$2.86	$2.03	$0.38
Diluted	$2.78	$1.99	$0.38
Pretax margin	3.7%	3.2%	0.6%
Health plan services medical care ratio (MCR) (a)	83.0%	84.3%	88.4%
Government contracts cost ratio (b)	94.0%	95.8%	95.3%
Administrative ratio (c)	11.4%	10.3%	9.7%
Selling costs ratio (d)	2.4%	2.3%	2.5%
Health plan services premiums per member per month (PMPM) (e)	$243.70	$235.80	$216.34
Health plan services costs PMPM (e)	$202.22	$198.75	$191.24

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(b)	Government contracts cost ratio is calculated as government contracts cost divided by government contracts revenue.
(c)	The administrative ratio is computed as the sum of G&A and depreciation expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(d)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(e)	PMPM is calculated based on total at-risk member months and excludes ASO member months.

Summary of Operating Results

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Net income improved to $329.3 million in 2006, or $2.78 per diluted share, from $229.8 million in 2005, or $1.99 per diluted share. Results in 2006 reflect the impact of a $37.1 million litigation charge related to estimated legal defense costs for the McCoy/Wachtel litigation and $70.1 million of expenses related to the refinancing of our senior notes. Results in 2005 reflect the impact of $83.3 million in litigation, asset impairment and restructuring charges. See “Item 3. Legal Proceedings” for additional information on these litigation matters. See “Liquidity and Capital Resources—Capital Structure” for additional information on the refinancing of our senior notes. See “—Year Ended December 31, 2005 compared to Year Ended December 31, 2004” for additional information on the 2005 litigation, asset impairment and restructuring charges.

Our key objectives for 2006 were to position our membership for profitable growth; respond to the changing legal and political environment; improve pretax margin; and improve cash generation to resume our stock repurchase program. We believe we have met these key objectives as discussed below.

Our total health plan enrollment increased by 315,000 members in 2006 compared to 2005. Medicare Part D business and the March 31, 2006 acquisition of certain health plan businesses of Universal Care, Inc. (Universal Care Acquisition) were the primary drivers of the membership increase. We achieved our enrollment target for Medicare Part D and membership reached over 300,000 members. We have successfully integrated the members acquired in the Universal Care Acquisition with better than expected operating results and, as a result of the Universal Care Acquisition, have added a total of approximately 83,000 members as of December 31, 2006. Our commercial enrollment stabilized in 2006 and new commercial sales in 2006 were nearly double the amount of new commercial sales in 2005. These increases were partially offset by decreases due to pricing competition.

We believe that our diverse products and services are well positioned to address the changing health care environment. During 2006, we maintained our diverse medical membership base by introducing Medicare Part D and other products. Our recent strategy of targeting the small group and mid-market has resulted in changing the mix of our membership: approximately 30% of our commercial enrollment, including ASO, is in the small group and individual segments at the end of 2006, up from 28% at the end of 2005. On January 1, 2007, we began offering Medicare Advantage Private-Fee-For Service plans, and we began marketing our Medicare Part D plans in all 50 states and the District of Columbia. We also increased the number of Part D plan choices that we offer seniors from two in 2006 to three in 2007, one of which provides beneficiaries with coverage of generic drug expenses through the coverage gap, or “donut hole.” In addition, we are continuing our strategy of targeting mid-market and small group segments. Our TRICARE membership is stable at 2.9 million beneficiaries, and we have expanded our relationship with the Department of Defense by providing behavioral health counseling services starting in 2006. In addition, we announced on February 12, 2007 that our behavioral health care business unit has been awarded a five-year contract to develop, administer and monitor the non-medical counseling program for military service members and their families known as Military Family Counseling Services (MFCS). The total contract is valued at approximately $250 million.

Our pretax profit margins improved to 3.7% for 2006, compared to 3.2% for 2005. This is attributable to our Health Plan Services MCR improving to 83.0% for 2006, compared to 84.3% for 2005. This improvement is primarily due to a focused Medicare re-contracting effort in late 2005 in California and Arizona. Our continued focus on pricing discipline and moderating health care cost trends also contributed to the improvement. The increase in commercial premium PMPM was 8% for the year ended December 31, 2006 compared to the same period in 2005. Our Government Contracts cost ratio also improved to 94.0% for 2006, compared to 95.8% for 2005, reflecting lower medical expenses as a result of our working effectively with TRICARE beneficiaries and managing to moderate health care cost trends. Partially offsetting the improvements in the Health Plan Services MCR and the Government Contracts ratio are increases in general, administrative and selling expenses from our continued investment in new products and marketing support for the new sales effort.

Our cash flow from operations increased by $86.5 million in 2006 to $277.9 million from $191.4 million in 2005. During the fourth quarter of 2006, we resumed repurchases of our common stock under our stock repurchase program and repurchased approximately 5.5 million shares for $250 million. We have $200 million remaining in repurchase authorization as of December 31, 2006.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Before the start of 2005, our objectives were to remain focused on disciplined pricing; contain the growth in health care costs; eliminate prior period reserve restatements (e.g., actual liability is different than previously estimated); stabilize or reverse the decline in commercial membership; improve pretax profit margins; increase statutory capital and strengthen the balance sheet; complete the transition to our TRICARE contract for the North Region; and to successfully prepare for the Medicare Part D drug benefit opportunity. The results of our efforts to meet these objectives are discussed below.

Net income improved to $229.8 million in 2005, or $1.99 per diluted share, from $42.6 million, or $0.38 per diluted share, in 2004. Results in 2005 reflect the impact of $83.3 million in litigation, asset impairment and restructuring charges. Included in the charges were $65.6 million related to the May 2005 settlement agreement to resolve the lead physician provider track action in the multidistrict class action lawsuit, and $15.9 million of estimated legal defense costs to appeal a Louisiana state court jury verdict related to the 1999 sale of three health plan subsidiaries. See “Item 3. Legal Proceedings” for additional information on these litigation matters. Results for the year ended December 31, 2004 included a $169 million pretax charge recorded in the fourth quarter ended December 31, 2004, which is discussed in more detail below.

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

Commercial health plan membership declined 10% at December 31, 2005 when compared to December 31, 2004, however, the rate of membership decline had begun to slow.

The Health Plan Services MCR declined to 84.3% for the year ended December 31, 2005 compared to 88.4% for the year ended December 31, 2004, primarily driven by the $169 million charge recorded in the fourth quarter ended December 31, 2004 (of which $158 million was recorded in Health Plan Services costs). Favorable commercial health care cost trends also contributed to the improvement.

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

Consolidated Segment Results

The following table summarizes the operating results of our reportable segments for the last three fiscal years:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Pretax income:
Health plan services segment	$444.5	$363.4	$4.9
Government contracts segment	141.5	96.2	94.3

Total segment pretax income	$586.0	$459.6	$99.2

Debt refinancing charge	(70.1)	—	—
Litigation, severance and related benefit costs and asset impairments	(37.1)	(83.3)	(32.9)
Net gain on sales of businesses and properties	—	—	1.1

Income from operations before income taxes as reported	$478.8	$376.3	$67.4

Health Plan Services Segment Membership

The following table below summarizes our health plan membership information by program and by state.

	Commercial			ASO			Medicare Risk			Medicaid			Health Plan Total
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(Membership in thousands)
Arizona	125	117	129	—	—	—	35	31	35	—	—	—	160	148	164
California	1,483	1,457	1,561	6	7	3	104	93	95	710	698	696	2,303	2,255	2,355
Connecticut	183	207	233	67	69	51	34	27	27	84	88	94	368	391	405
New Jersey	103	127	210	19	20	18	—	—	—	46	44	42	168	191	270
New York	224	218	252	17	20	7	6	7	6	—	—	—	247	245	265
Oregon	133	138	138	—	—	1	20	16	9	—	—	—	153	154	148

	2,251	2,264	2,523	109	116	80	199	174	172	840	830	832	3,399	3,384	3,607
Medicare PDP Stand-alone (effective January 1, 2006)	—	—	—	—	—	—	300	—	—	—	—	—	300	—	—

Total	2,251	2,264	2,523	109	116	80	499	174	172	840	830	832	3,699	3,384	3,607

December 31, 2006 Compared to December 31, 2005

Our total health plan membership increased by 9% to 3.7 million members at December 31, 2006 when compared to December 31, 2005. The increase was driven by the addition of 300,000 Medicare Part D members and 83,000 members from the Universal Care Acquisition. Consistent with our strategy of growing our small group and mid-market segments, our small group and individual enrollment increased by 33,000 members in 2006, or 5%, as compared to 2005. Membership in our large group declined by 45,000 members, or 3%, from 2005 to 2006. At December 31, 2006, approximately 30% of our commercial enrollment, including ASO, was in the small group and individual segments, up from 28% for the same period in 2005.

Membership in our commercial health plans decreased by 1% at December 31, 2006 compared to December 31, 2005. This decrease was primarily attributable to continued impact of premium pricing discipline and competition, particularly in the Northeast. The enrollment decline was primarily seen in our Northeast plans, which had a lapse rate of approximately 21%. This enrollment decline was partially offset by an increase in our small group and individual enrollment in California.

Membership in our Medicare Risk program, excluding members under Medicare Part D, increased by 25,000 members at December 31, 2006 compared to December 31, 2005, due to membership growth primarily in California from the addition of two new counties. Under Medicare Part D, which became effective on January 1, 2006, we added 300,000 members.

We participate in state Medicaid programs in California, Connecticut and New Jersey. California membership, where the program is known as Medi-Cal, comprised 85% and 84% of our Medicaid membership at December 31, 2006 and 2005, respectively. Membership in our Medicaid programs increased by 10,000 members at December 31, 2006 compared to December 31, 2005, primarily due to enrollment increases in Healthy Families and Healthy Kids programs in California.

December 31, 2005 Compared to December 31, 2004

Total health plan membership decreased 6% to approximately 3.4 million members at December 31, 2005 from approximately 3.6 million members at December 31, 2004. Overall, small group and individual enrollment declined 18% and large group enrollment declined 7% from December 31, 2004 to December 31, 2005.

Membership in our commercial health plans decreased 10% at December 31, 2005 compared to December 31, 2004. This decrease was primarily attributable to the continued impact of premium pricing increases implemented in early 2004 to address higher health care costs and network provider issues. The enrollment decline was primarily seen in our California plan which had a net decline of 17,874 members in the large group market and a net decline of 85,867 members in the PPO/POS products for the small group and individual market reflecting a lapse rate of approximately 25%. Our New Jersey plan experienced a net decline of 45,571 members in the large group market and a net decline of 37,041 in the small group market. The Northeast health plans collectively had a lapse rate of approximately 23%.

Membership in our Medicare Risk and Medicaid programs remained relatively stable at December 31, 2005 compared to December 31, 2004.

Health Plan Services Segment Results

The following table summarizes the operating results for the Health Plan Services segment for the last three fiscal years:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions, except PMPM data)
Health plan services segment:
Health plan services premiums	$10,364.7	$9,506.9	$9,517.5
Health plan services expenses	(8,600.4)	(8,013.0)	(8,413.6)

Gross margin	1,764.3	1,493.9	1,103.9

Net investment income	111.0	72.8	58.2
Administrative services fees and other income	56.6	53.4	48.8
G&A	(1,165.3)	(956.8)	(888.5)
Selling	(245.3)	(221.6)	(240.1)
Amortization and depreciation	(25.6)	(33.7)	(44.3)
Interest	(51.2)	(44.6)	(33.1)

Pretax income	$444.5	$363.4	$4.9

MCR	83.0%	84.3%	88.4%
Health plan services premiums PMPM	$243.70	$235.80	$216.34
Health plan services costs PMPM	$202.22	$198.75	$191.24
Administrative ratio	11.4%	10.3%	9.7%
Selling costs ratio	2.4%	2.3%	2.5%

Health Plan Services Premiums

Total Health Plan Services premiums increased by $857.8 million, or 9%, for the year ended December 31, 2006 as compared to the same period in 2005, and decreased by $10.6 million, or 0.1%, for the year ended December 31, 2005 as compared to the same period in 2004 as shown in the following table:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Commercial premium revenue	$6,903.5	$6,797.3	$6,942.0
Medicare Risk premium revenue	2,304.4	1,574.1	1,483.2
Medicaid premium revenue	1,156.8	1,135.5	1,092.3

Total Health plan services premiums	$10,364.7	$9,506.9	$9,517.5

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Commercial premium revenues increased by $106.2 million, or 2%, for the year ended December 31, 2006 as compared to the same period in 2005 primarily due to our ongoing pricing discipline and the Universal Care Acquisition. The commercial premium PMPM increased by an average of 8% in the year ended December 31, 2006 compared to the same period in 2005. The Universal Care Acquisition added approximately $122 million of premium revenues for the year ended December 31, 2006.

Medicare Risk premiums increased by $730.3 million, or 46%, for the year ended December 31, 2006 as compared to the same period in 2005, primarily due to the premiums paid to us by CMS for the members participating in the new Medicare Part D prescription drug program effective January 1, 2006 and favorable Medicare risk factor adjustments in our Arizona, California, Connecticut, Oregon and New York plans totaling $92.0 million in the year ended December 31, 2006 (see “—Health Plan Services Costs” for detail regarding the increase in capitation expense related to the Medicare rate adjustment). Of this amount, $51.9 million, $37.0 million and $3.1 million were for the 2006, 2005 and 2004 payment years, respectively.

Medicaid premiums increased by $21.3 million, or 2%, for the year ended December 31, 2006 as compared to the same period in 2005 due to the increase in California membership, primarily as a result of the addition of one new county.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Commercial premium revenues decreased by $144.7 million, or 2%, for the year ended December 31, 2005 as compared to the same period in 2004 due to membership losses in large and small groups. The decline in commercial premium revenues related to membership decline was partially offset by an increase in premium rates attributable to our implementation of higher rates in our large and small group markets in all of our health plans to account for higher health care costs. The increase in the commercial premium PMPM was 11% for the year ended December 31, 2005 over the same period in 2004.

Medicare Risk premiums increased by $90.9 million, or 6%, for the year ended December 31, 2005 as compared to the same period in 2004. The increase in Medicare Risk premiums was primarily attributable to rate increases seen in all states due to increases in the per-member rates paid to us by CMS as a result of demographic and risk factor adjustments and favorable Medicare rate adjustments from 2003 and 2004 in our Arizona, California, Connecticut and New York plans totaling $17.2 million, which were recognized in the three months ended September 30, 2005 (see “—Health Plan Services Costs” for detail regarding the increase in capitation expense related to the 2003 and 2004 Medicare rate adjustment). The increase in the Medicare revenue yield PMPM was 5% for the year ended December 31, 2005 over the same period in 2004.

Medicaid premiums increased by $43.2 million, or 4%, for the year ended December 31, 2005 as compared to the same period in 2004. The increase in the Medicaid premium PMPM was 3% for the year ended December 31, 2005 over the same period in 2004, primarily due to rate increases for the Healthy Families and Access for Infants and Mothers (AIM) programs. These programs accounted for approximately 12% of total Medicaid membership.

Health Plan Services Costs

Health Plan Services costs increased by $587.4 million, or 7%, for the year ended December 31, 2006 as compared to the same period in 2005, and decreased by $400.6 million, or 5%, for the year ended December 31, 2005 as compared to the same period in 2004 as shown in the following table:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Commercial health care costs	$5,743.9	$5,671.5	$6,156.6
Medicare Risk health care costs	1,920.4	1,407.2	1,359.2
Medicaid health care costs	936.1	934.3	897.8

Total Health Plan Services health care costs	$8,600.4	$8,013.0	$8,413.6

Our Health Plan Services MCRs by line of business are as follows:

	Year Ended December 31,
	2006	2005	2004
Commercial	83.2%	83.4%	88.7%
Medicare Risk	83.3%	89.4%	91.6%
Medicaid	80.9%	82.3%	82.2%

Total	83.0%	84.3%	88.4%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Commercial health care costs increased by $72.4 million, or 1%, for the year ended December 31, 2006 as compared to the same period in 2005, partially due to the addition of 49,000 commercial members from the Universal Care Acquisition. The increase in the commercial health care cost trend on a PMPM basis was 7% for the year ended December 31, 2006 over the same period in 2005. Physician and hospital costs rose about 6% and 9% from higher paid claims, respectively, and pharmacy costs rose about 4% due to higher utilization on a PMPM basis for the year ended December 31, 2006 over the same period in 2005. Commercial bed days remained unchanged from 2005. Commercial MCR declined slightly for the year ended December 31, 2006 as compared to the same period in 2005 due to continued pricing discipline and moderating health care cost trends.

Medicare Risk health care costs increased by $513.2 million, or 36%, for the year ended December 31, 2006 as compared to the same period in 2005. Medicare Risk health care costs increased as a result of an increase in pharmacy costs due to Medicare Part D coverage, an increase in membership and increased capitation expense from Medicare risk factor adjustments totaling $29.1 million, which was recognized in the year ended December 31, 2006. Of this amount, $14.9 million, $13.2 million and $1.0 million were for the 2006, 2005, and 2004 payment years, respectively (see “—Health Plan Services Premiums” for detail regarding the increase in premium revenue related to the Medicare rate adjustment). Medicare Risk MCR decreased in the year ended December 31, 2006 due to an increase in revenue driven by Medicare Part D business and net revenue from Medicare risk factor adjustments, as well as a focused contracting effort late in 2005 in California and Arizona.

Medicaid health care costs increased by $1.8 million, or 0.2%, for the year ended December 31, 2006 as compared to the same period in 2005 due primarily to an increase in enrollment. The decrease in the Medicaid health care cost PMPM was 1% for the year ended December 31, 2006 over the same period in 2005. The Medicaid MCR decreased for the year ended December 31, 2006 when compared to the same period in 2005, primarily driven by lower physician costs.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Commercial health care costs decreased by $485.1 million, or 8%, for the year ended December 31, 2005 as compared to the same period in 2004. The decrease in commercial health care costs was primarily attributable to membership losses, primarily in California and New Jersey, and $143.5 million of costs recorded in 2004 associated with provider settlements relating to claims processing and payment issues. The increase in the commercial health care cost trend on a PMPM basis was 4% for the year ended December 31, 2005 over the same period in 2004 due to an increase in our pharmacy and physician costs, partially offset by moderating health care cost trends in our commercial market reflecting, in part, improvement in our hospital cost experience due to lower inpatient utilization.

Medicare Risk health care costs increased by $48.0 million, or 4%, for the year ended December 31, 2005 as compared to the same period in 2004. The increase in the Medicare Risk health care cost PMPM was 3% for the year ended December 31, 2005 compared to the same period in 2004. Medicare Risk health care costs increased primarily as a result of higher physician and inpatient claim costs and increased capitation expense related to Medicare rate adjustments for 2003 and 2004 totaling $9.7 million, which were recognized in 2005 (See “—Health Plan Services Premiums” for detail regarding the increase in premium revenue related to the 2003 and 2004 Medicare rate adjustment). These increases were partially offset by provider settlements of $14.6 million recorded in the fourth quarter of 2004.

Medicaid health care costs increased by $36.5 million, or 4%, for the year ended December 31, 2005 as compared to the same periods in 2004. The increase in Medicaid health care costs was primarily driven by higher hospital inpatient claims expense. The increase in the Medicaid Risk health care cost PMPM was 4% for the year ended December 31, 2005 over the same period in 2004.

The comparison of health care costs above were substantially impacted by the provider dispute costs related to the $169 million charge recorded in the fourth quarter of 2004 (of which $158 million was recorded in health care costs).

Health Plan Services MCR decreased to 84.3% for the year ended December 31, 2005 as compared to 88.4% for the same period in 2004. The decrease was primarily seen in our commercial business due to provider dispute settlements recorded in 2004. Excluding this, the favorable improvement in our MCR was primarily due to continued pricing discipline and moderating health care cost trends in our commercial market reflecting, in part, improvement in our hospital cost experience due to lower inpatient utilization resulting from enhanced medical management activities.

Administrative Services Fees and Other Income

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Administrative services fees and other income increased by $3.2 million, or 6%, for the year ended December 31, 2006 as compared to the same period in 2005. The increase was primarily due to incentive payments for certain medical cost discounts and administrative fees received in arrears.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Administrative services fees and other income increased by $4.6 million, or by 9% for the year ended December 31, 2005 as compared to the same period in 2004. The increase was due to an increase in ASO membership of 36,000, primarily in our Northeast plans.

Net Investment Income

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net investment income increased by $38.2 million, or 52%, for the year ended December 31, 2006 as compared to the same period in 2005. The increase was primarily due to an increase in book yields as a result of generally higher interest rates across the yield curve. We also recognized an investment gain and investment interest income of approximately $6 million and $3 million, respectively, from the liquidation of the U.S. Treasury securities portfolio that we established to fund the redemption of our senior notes in the year ended December 31, 2006. Included in net investment income for 2005 was $(0.6) million of net realized (loss) on sale of investments.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net investment income increased by $14.6 million, or 25%, for the year ended December 31, 2005 as compared to the same period in 2004, primarily due to an increase in interest rates and an increase in the average balance of investments, partially offset by lower net realized gains. Included in net investment income was $(0.6) million and $4.2 million of net realized (loss) gain on sale of investments for 2005 and 2004, respectively.

General, Administrative and Other Costs

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

G&A costs increased by $208.5 million, or 22%, for the year ended December 31, 2006 as compared to the same period in 2005. Our administrative ratio (G&A and depreciation expenses as a percentage of Health Plan Services premiums and administrative services fees and other income) also increased to 11.4% for the year ended December 31, 2006 from 10.3% for the same period in 2005. The increase was primarily due to our increased spending for our Medicare expansion plans, an increase in marketing activities for new product development, the addition of the members from the Universal Care Acquisition, new business bid costs and recognition of stock option expense as a result of adopting SFAS No. 123(R). See Note 2 to our consolidated financial statements for further information on the impact of SFAS No. 123(R).

The selling costs ratio (selling costs as a percentage of health plan services premiums) increased to 2.4% for the year ended December 31, 2006 from 2.3% when compared to the same period in 2005. The increase was primarily due to higher sales incentives for our small group and individual membership.

Amortization and depreciation expense decreased by $8.1 million for the year ended December 31, 2006 as compared to the same period in 2005 primarily due to the sale of assets in the sale-leaseback transaction completed in June 2005. See Note 12 to our consolidated financial statements for further information on this sale-leaseback transaction.

Interest expense increased by $6.6 million, or 15%, for the year ended December 31, 2006 as compared to the same period in 2005. The increase was primarily due to interest on the term and bridge loans we entered into in June 2006 and an increase in the variable rate interest we paid on the swap contracts that hedged against interest rate risk associated with our senior notes, offset in part by a decrease in interest on the senior notes, which were redeemed on August 14, 2006. See “—Debt Refinancing” below.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

G&A costs increased by $68.3 million, or 8%, for the year ended December 31, 2005 as compared to the same period in 2004. Our administrative ratio (G&A and depreciation expenses as a percentage of Health Plan Services premiums and other income) also increased to 10.3% for the year ended December 31, 2005 from 9.7% for the same period in 2004. The increase was primarily due to our increased spending in preparation for our Medicare Advantage and Part D expansion plans and an increase in health plan marketing activities, partially offset by $10.6 million in legal costs associated with the provider settlements that was recognized in 2004.

The selling costs ratio (selling costs as a percentage of Health Plan Services premiums) decreased to 2.3% for the year ended December 31, 2005 from 2.5% for the same period in 2004. The decrease was primarily due to a decline in our small group and individual membership which have lower commission cost structures.

Amortization and depreciation expense decreased by $10.6 million for the year ended December 31, 2005 as compared to the same period in 2004 primarily due to the sale of assets in the sale-leaseback transaction we completed in June 2005.

Interest expense increased by $11.5 million, or 35%, for the year ended December 31, 2005 as compared to the same period in 2004. A $4.5 million increase in interest expense resulted primarily from a 150 basis point increase in the interest rate on our senior notes due to the downgrade of our senior unsecured debt rating effective September 2004, and a $6.8 million increase in interest expense resulted from higher variable interest rate we paid on the swap contract settlements.

Government Contracts Segment Membership

	2006	2005	2004
	(Membership in thousands)
Membership under North Region TRICARE contract	2,930	2,962	2,929

Under our TRICARE contract for the North Region, we provide health care services to approximately 2.9 million, 3.0 million and 2.9 million eligible beneficiaries in MHS as of December 31, 2006, 2005 and 2004, respectively. Included in the 2.9 million MHS-eligible beneficiaries as of December 31, 2006 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.1 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of December 31, 2006 and 2005, there were approximately 1.4 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

In addition to the 2.9 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer 14 contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 10 states covering approximately 30,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for Government Contracts for the last three fiscal years:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Government contracts segment:
Revenues	$2,376.0	$2,307.5	$2,021.9
Costs	2,234.5	2,211.3	1,927.6

Pretax income	$141.5	$96.2	$94.3
Government Contracts Ratio	94.0%	95.8%	95.3%

Government Contracts Revenues

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Government contracts revenues increased by $68.5 million, or 3%, for the year ended December 31, 2006 as compared to the same period in 2005. The increase was primarily due to an increase in health care services provided under a new option year in the TRICARE contract, Option 3, which began April 1, 2006 and a new behavioral health contract with the Department of Defense for counseling services to active military personnel on an ASO basis.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Government contracts revenues increased by $285.6 million, or 14%, for the year ended December 31, 2005 as compared to the same period in 2004. The increase in Government Contracts revenues was primarily due to an increase in health care services provided under our TRICARE contract for the North Region resulting from a rise in demand for private sector services as a direct result of continued heightened military activity.

Government Contracts Costs

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Government contracts costs increased by $23.3 million or 1% for the year ended December 31, 2006 as compared to the same period in 2005, primarily due to higher costs from providing services under our Option 3 TRICARE contract.

The Government contracts ratio decreased by 180 basis points for the year ended December 31, 2006 as compared to the same period in 2005 primarily due to improved health care performance in each successive option period of the TRICARE contract for the North Region, particularly the Option 3 period which began on April 1, 2006 and moderating health care cost trends.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Government contracts costs increased by $283.7 million or 15% for the year ended December 31, 2005 as compared to the same period in 2004, primarily due to higher costs under the TRICARE contract for the North Region resulting from a rise in demand for private sector services as a direct result of continued heightened military activity.

The Government contracts ratio increased by 50 basis points for the year ended December 31, 2005 as compared to the same period in 2004 due to change in the business mix of the TRICARE contracts as we fully transitioned to the North Region contract in 2005.

Debt Refinancing

On June 23, 2006, we began a series of transactions for the purpose of refinancing our 8.375% Senior Notes due 2011 (Senior Notes). In connection with the refinancing, we incurred $70.1 million in costs, including a $51.0 million redemption premium with respect to our Senior Notes and $11.1 million for the settlement of four interest rate swap contracts (Swap Contracts). We also paid $3.0 million for professional fees and incurred $5.0 million of other non-cash expenses related to such refinancing. The Senior Notes were redeemed on August 14, 2006. See “—Liquidity and Capital Resources” and Note 6 to our consolidated financial statements for additional information on our refinancing activities.

Litigation, Severance and Related Benefit Costs and Asset Impairments

We recorded litigation, severance and related benefit costs and asset impairments for the years ended December 31, 2006, 2005 and 2004 as detailed below:

	2006 Charges	2005 Charges	2004 Charges
	(Dollars in millions)
Litigation	$37.1	$81.6	$—
Severance and related benefit costs	—	1.7	25.3
Asset impairment charge	—	—	5.9
Real estate lease termination costs	—	—	1.7

Total	$37.1	$83.3	$32.9

2006 Charges

During the three months ended December 31, 2006, we recorded a pretax charge of approximately $37.1 million in connection with two consolidated lawsuits, McCoy v. Health Net, Inc. et al., and Wachtel v. Health Net, Inc., et al (McCoy/Wachtel). See Notes 12 and 14 to our consolidated financial statements for additional information on this litigation matter. We intend to fund any payments required in connection with this matter with operating cash flows.

2005 Charges

Class Action Settlement. On May 3, 2005, we announced that we signed a settlement agreement with the representatives of approximately 900,000 physicians and state and other medical societies settling the lead physician provider track action in the multidistrict class action lawsuit. During the three months ended March 31, 2005, we recorded a pretax charge in our consolidated statement of operations of $65.6 million to account for the settlement agreement, legal expenses and other expenses related to the physician class action litigation. On July 6, 2006, we paid the general settlement and plaintiffs’ legal fees, including interest, of $61.9 million funded by cash flows from operations. The payment had no material impact to our results of operations for the year ended December 31, 2006, as the cost had been fully accrued in the prior year. See Note 12 to the consolidated financial statements for additional information regarding the physician class action lawsuit.

AmCareco litigation. On August 2, 2005 and November 4, 2005, a total of three separate judgments were entered against us in connection with a lawsuit arising from the 1999 sale of three of our health plan subsidiaries to Amcareco, Inc. The aggregate amount of the judgments was $108.7 million. During the three months ended June 30, 2005, we recorded a pretax charge of $15.9 million representing total estimated legal defense costs related to this litigation. As of December 31, 2006, no modifications have been made to the original estimated cost. We did not accrue any amount for the compensatory or punitive damages awards as of December 31, 2005, and we intend to vigorously appeal this judgment. See Notes 12 and 14 to the consolidated financial statements for additional information on this litigation.

2004 Charges

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

Net Gain on Sales of Businesses and Properties

2004 Sales

We recognized a net pretax gain of $1.2 million related to the sales of our Florida health plan, our two subacute subsidiaries and our dental and vision subsidiaries. See Note 3 to our consolidated financial statements for further information on these sales.

Income Tax Provision

Our income tax expense and the effective income tax rate for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(Dollars in millions)
Income tax expense	$149.5	$146.5	$24.8
Effective tax rate	31.2%	38.9%	36.8%

The effective income tax rate differs from the statutory federal tax rate of 35.0% in each year due primarily to state income taxes, tax-exempt investment income and business divestitures. The effective income tax rate decreased from 2005 to 2006 primarily due to tax benefits associated with the sale of the subsidiary that formerly held our Pennsylvania health plan and certain of its affiliates. We recognized an approximate $32 million tax benefit related to this sale in the year ended December 31, 2006. Our state tax rate decreased primarily as a result of beneficial tax elections and an increased proportion of income earned by subsidiaries that are assessed premium rather than income tax. The effective income tax rate increased from 2004 to 2005 primarily due to the reduction in the impact of the tax benefits associated with tax return examination settlements and an increase in state taxes due to change in the business mix.

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

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $199.6 million and $122.8 million as of December 31, 2006 and 2005, respectively. Our cash flow from operating activities is also impacted by the timing of collections on our amounts receivable from CMS. Our receivable from CMS increased by $165 million from 2005 to 2006, including $125 million related to Medicare Part D. Our payable related to Medicare Part D was approximately $72 million as of December 31, 2006.

During the fourth quarter of 2006, we recorded a pretax charge of approximately $37.1 million in connection with the McCoy/Wachtel litigation. We intend to fund any payments for litigation costs associated with these matters with cash flows from operations. During the third quarter of 2006, we paid $62 million as part of a physician class action lawsuit settlement. This settlement amount had been previously accrued for in 2005.

During 2006, we paid $74 million, including transaction costs, for the health plan businesses acquired in the Universal Care Acquisition. During 2006, 2005 and 2004, we sold certain subsidiaries. See Note 3 to the consolidated financial statements for additional information regarding subsidiaries sold. These divestitures, both collectively and in each of the years, did not have a material impact on our liquidity and capital resources.

During the year ended December 31, 2006, we began a series of transactions for the purpose of refinancing our $400 million Senior Notes with bridge and term loans totaling $500 million. In connection with the refinancing, we made $465 million in cash payments, including interest rate swap settlement costs. We also recognized an investment gain and investment interest income of approximately $6 million and $3 million, respectively, from the liquidation of the U.S. Treasury securities portfolio that we established to fund the redemption of our Senior Notes in the year ended December 31, 2006.

During the fourth quarter of 2004, we recorded a pretax charge of $169 million for expenses associated with provider settlements that had been or were in the process of being resolved, principally involving the alleged underpayment of stop-loss claims. These provider settlements were substantially resolved and the related payments were substantially completed as of December 31, 2006. The cash payments for provider dispute settlements were funded by cash flows from operations.

Our total cash and cash equivalents as of December 31, 2006 and 2005 were $704.8 million and $742.5 million, respectively. The changes in cash and cash equivalents are summarized as follows:

	2006	2005	2004
	(Dollars in millions)
Net cash provided by (used in) operating activities	$277.9	$191.4	$(54.9)
Net cash (used in) investing activities	(184.9)	(244.0)	(14.3)
Net cash (used in) provided by financing activities	(130.7)	73.0	(69.6)

Net (decrease) increase in cash and cash equivalents	$(37.7)	$20.4	$138.8

Operating Cash Flows

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash from operating activities increased by $86.5 million for the year ended December 31, 2006 compared to the same period in 2005. This increase was primarily due to the following:

•	Net increase in net income plus amortization and depreciation of $91 million,

•	Decrease in provider dispute payments of $78 million, primarily related to the provider dispute charge reserve provided for in the fourth quarter of 2004, partially offset by

•	Payment of $62 million for physician class action settlement as discussed in “—Litigation, Severance and Related Benefit Costs and Asset Impairments” above, and

•	Net increase of $53 million in amounts receivable, net of $72 million in payables, related to Medicare Part D business that began on January 1, 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net cash from operating activities increased by $246.3 million for the year ended December 31, 2005 compared to the same period in 2004 primarily due to the following:

•	Net increase in net income plus amortization, depreciation and other net non-cash charges of $180.4 million,

•	Net increase in cash flows from amounts receivable/payable under government contracts of $146 million, primarily due to the transition to the TRICARE contract for the North Region, partially offset by

•	Increase in provider dispute payments of $109 million, primarily related to the provider dispute charge reserve provided for in the fourth quarter of 2004.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash used in investing activities decreased by $59.2 million compared to the year ended December 31, 2005 primarily due to the following:

•	Reduction in the net purchase of long-term investments of $262 million during 2006, partially offset by

•	Universal Care Acquisition for $74 million in 2006, and

•	Cash proceeds received of $79 million from the sale of certain non-real estate fixed assets in a sale/leaseback transaction with an independent third party in 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net cash used in investing activities increased for the year ended December 31, 2005 compared to the same period in 2004, due primarily to an increase in available funds not required for operations that were placed in long-term investments, offset by the proceeds received in June 2005 in connection with a sale-leaseback transaction. See Note 12 to the consolidated financial statements for additional information regarding the sale-leaseback transaction.

Financing Activities

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash used in financing activities increased by $203.7 million primarily due to $254 million used to repurchase our common stock as discussed in the “—Capital Structure” below.

We received $497 million net proceeds under our bridge and term loan agreements in June 2006 of which $465 million was used to redeem our Senior Notes in August 2006 and settle our Swap Contracts in September 2006. See “—Capital Structure—Bridge Loan Agreement and—Term Loan Agreement” below.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net cash provided by financing activities increased by $142.6 million due to a decrease of $88.3 million in repurchases of our common stock combined with an increase in cash proceeds of $54.4 million from the exercise of stock options and employee stock purchases when compared to the prior year.

Capital Structure

Stock Repurchase Program

In September 2004, we placed our stock repurchase program on hold, primarily as a result of Moody’s and S&P having downgraded our non-credit-enhanced, senior unsecured long-term debt rating to below investment grade. Our Board of Directors had previously authorized us to repurchase up to $450 million of our common stock under the stock repurchase program.

On October 14, 2006, the Board of Directors authorized the resumption of repurchases of our common stock under the stock repurchase program. At that time, the outstanding amount under the stock repurchase program was $215 million (which amount includes exercise proceeds and tax benefits the Company had received to date from the exercise of employee stock options). The Board of Directors also increased the size of the stock repurchase program by $235 million. As a result, the Company was then authorized under the stock repurchase program to acquire shares of its common stock in an aggregate amount of up to $450 million. Although we are currently limited to repurchases of our common stock in amounts not to exceed the $450 million, additional amounts may be added to the program based on exercise proceeds and tax benefits the Company receives from the exercise of employee stock options. However, these additional amounts may not be used to purchase additional shares of our common stock without further approval of the Board of Directors.

On November 9, 2006, we resumed repurchases of our common stock under our stock repurchase program and repurchased approximately 5.5 million shares for $250 million during the fourth quarter of 2006. Included in the total repurchases are 2,689,538 shares repurchased at an initial purchase price of $47.22 per share, or $127 million, under an accelerated share repurchase (ASR) agreement with JP Morgan executed on December 14, 2006. Under the ASR agreement, JP Morgan is expected to purchase an equivalent number of shares in the open market over a period of several months. The repurchased shares are subject to a future price adjustment based on JP Morgan’s volume-weighted average purchase price for the shares. If JP Morgan’s volume-weighted average purchase price for the shares is greater than $47.22 per share, we will be required to pay JP Morgan an amount equal to the difference between the volume-weighted average purchase price and $47.22 (True-Up). Under the ASR agreement, we may elect to settle the True-Up in shares of Health Net common stock or cash.

We used net free cash available to fund the share repurchases. The remaining authorization under our stock repurchase program as of December 31, 2006 was $200 million. As of December 31, 2006, we had repurchased an aggregate of 25,448,793 shares of our common stock under our stock repurchase program at an average price of $30.92 for aggregate consideration of approximately $787 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options).

Senior Notes

In the second quarter of 2006, we began a series of transactions for the purpose of refinancing our 8.375% Senior Notes due 2011. The Senior Notes were issued pursuant to an indenture (the Senior Notes Indenture) dated as of April 12, 2001 between us and U.S. Bank Trust National Association, as Trustee (the Trustee).

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

The interest rate payable on our Senior Notes was dependent on whether the Moody’s or S&P credit rating applicable to the Senior Notes was below investment grade (as defined in the Senior Notes Indenture). In late 2004 and throughout the first half of 2005, Moody’s and S&P downgraded our senior unsecured debt rating to below investment grade. As a result of the downgrades, the interest rate on the Senior Notes increased from the original rate of 8.375% per annum to an adjusted rate of 9.875% per annum, resulting in an increase in our interest expense of $6 million on an annual basis. The adjusted interest rate of 9.875% per annum remained in effect for so long as the Moody’s rating on our Senior Notes remained below Baa3 (or the equivalent) or the S&P rating on our Senior Notes remained below BBB- (or the equivalent).

On June 23, 2006, we entered into a First Supplemental Indenture (the Supplemental Indenture), which amended and supplemented the Senior Notes Indenture. The Supplemental Indenture, among other things, authorized the Trustee to enter into a Security and Control Agreement by and among us and the Trustee for the registered holders of our Senior Notes, and U.S. Bank National Association, as securities intermediary, for the purpose of securing and facilitating the redemption of our Senior Notes.

On June 23, 2006, we borrowed $200 million under a Bridge Loan Agreement and $300 million under a Term Loan Agreement in connection with the Senior Notes redemption. See “—Bridge Loan Agreement” and “—Term Loan Agreement,” below. We used the net proceeds from these borrowings to purchase approximately $500 million in U.S. Treasury securities that we pledged (the Pledged Securities) as collateral to secure the Senior Notes. The Pledged Securities, originally purchased for $497 million, together with approximately $9 million in investment gains and interest income earned thereon, represented funds in the aggregate amount of approximately $506 million at August 14, 2006, the date of redemption of the Senior Notes. These funds were sufficient to redeem the Senior Notes for approximately $451 million, including a redemption premium of approximately $51 million, and to pay the accrued interest on the Senior Notes to the redemption date in the aggregate amount of $12 million. A portion of the remaining $43 million provided by the sale of the Pledged Securities was used to cover $11.1 million in costs for the termination and settlement of our Swap Contracts and to pay approximately $3 million of professional fees and other expenses related to the refinancing of the Senior Notes. The remaining $29 million of the proceeds from the sale of the Pledged Securities was returned to the Company’s general operating fund to be used for general working capital purposes.

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

On September 26, 2006, we terminated the Swap Contracts that we had maintained as a part of our hedging strategy to manage certain exposures related to the effect of changes in interest rates on our Senior Notes. See “Quantitative and Qualitative Disclosures About Market Risk” and Note 6 to our consolidated financial statements for additional information regarding the Swap Contracts.

We incurred a total of $70.1 million in costs associated with the refinancing of the Senior Notes, consisting of the $51.0 million redemption premium, the $8.0 million of professional fees and expenses and the $11.1 million of costs incurred in the termination and settlement of our Swap Contracts, which we recorded as a debt refinancing charge in our statement of operations for the year ended December 31, 2006. See Note 6 to our consolidated financial statements for additional information on the debt refinancing charge and Senior Note redemption.

Revolving Credit Facility

We have a $700 million revolving credit facility under a five-year revolving credit agreement with Bank of America, N.A., as a lender, and as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto. As of December 31, 2006, no amounts were outstanding under our revolving credit facility.

Borrowings under our revolving credit facility may be used for general corporate purposes, including acquisitions, and to service our working capital needs. We must repay all borrowings, if any, under the revolving credit facility by June 30, 2009, unless the maturity date under the revolving credit facility is extended. Interest on any amount outstanding under the revolving credit facility is payable monthly at a rate per annum of (a) London Interbank of America prime rate (LIBOR) plus a margin ranging from 50 to 112.5 basis points, depending on our debt rating by S&P, or (b) the higher of (1) the Bank of America prime rate and (2) the federal funds rate plus 0.5%, plus a margin of up to 12.5 basis points, depending on our debt rating by S&P. Following the redemption of our Senior Notes, Moody’s withdrew its public debt rating for the Company. We have also incurred and will continue to incur customary fees in connection with the revolving credit facility.

Our revolving credit facility contains customary representations and warranties and requires us to comply with certain covenants that impose restrictions on our operations, including financial covenants relating to a minimum borrower cash flow fixed charge coverage ratio (or, if our credit ratings meet specified criteria, a minimum consolidated fixed charge coverage ratio), a maximum consolidated leverage ratio and a minimum consolidated net worth, and a limitation on dividends and distributions. As of December 31, 2006, we were in compliance with all covenants under our revolving credit facility.

The revolving credit facility contains customary events of default subject to materiality and other qualifications and grace periods. The events of default include nonpayment of principal, interest, fees or other amounts under the applicable loan documents; failure to comply with specified covenants and agreements; any representation or warranty of ours in the applicable loan documents having been materially incorrect or misleading when made or deemed made; specified defaults by us or any of our subsidiaries under other indebtedness; specified bankruptcy and insolvency events; specified events involving the entry of judgments against us and/or our subsidiaries; non compliance by us or any of our subsidiaries under specified HMO or insurance regulations; specified events related to compliance with ERISA; actual or asserted invalidity of applicable loan documentation; and a change of control. Upon an event of a default under the revolving credit facility, the obligations under the revolving credit facility may be accelerated and the applicable interest rate increased.

We can obtain letters of credit in an aggregate amount of $300 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2006, we had an aggregate of $117.2 million in letters of credit issued pursuant to the revolving credit facility. In addition, we secured two letters of credit effective January 31, 2007 for a total amount of $3.5 million. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the revolving credit facility is $579.3 million as of January 31, 2007. No amounts have been drawn on any of these letters of credit.

As a result of our non-credit-enhanced, senior unsecured long-term debt rating not being at or above BBB- by S&P, we are currently subject to a minimum borrower cash flow fixed charge coverage ratio rather than the minimum consolidated fixed charge coverage ratio and are subject to additional reporting requirements to the lenders under the revolving credit facility. The minimum borrower cash flow fixed charge coverage ratio calculates fixed charges on a parent-company-only basis. In the event our non-credit-enhanced, senior unsecured long-term debt rating is upgraded to at least BBB- by S&P, our coverage ratio covenant will revert to the consolidated fixed charge coverage ratio. In addition, as a result of our non-credit-enhanced, senior unsecured long-term debt rating not being at or above BBB- by S&P, the revolving credit facility prohibits us from making dividends, distributions or redemptions in respect of our capital stock in excess of $75 million (plus proceeds received by us from the exercise of stock options held by employees, management or directors of the company and any tax benefit to us related to such exercise) in any consecutive four-quarter period, less other restricted payments made in such period, except that we may repurchase up to $500 million of our capital stock, subject to specified conditions contained in the revolving credit facility (including a maximum leverage ratio), without limitation as to the source of funds used to make the repurchases. On November 6, 2006, we amended the revolving credit facility to, among other things, allow for the repurchase of up to $500 million of our capital stock, subject to specified conditions contained in such agreements (including a maximum leverage ratio), without limitation as to the source of funds used to make the repurchases. See “—Recent Amendments,” below.

Bridge Loan Agreement

On June 23, 2006, we borrowed $200 million under a bridge loan agreement with The Bank of Nova Scotia, as administrative agent and lender (Bridge Loan Agreement). As of December 31, 2006, $200 million was outstanding under the Bridge Loan Agreement. We may voluntarily prepay amounts outstanding under the Bridge Loan Agreement, in whole or in part, at any time without penalty or premium (subject to certain customary breakage costs). The bridge loan is mandatorily prepayable only to the extent that loans made under the Bridge Loan Agreement exceed unutilized commitments under our revolving credit facility. At our option, borrowings under the Bridge Loan Agreement generally may be designated and maintained as either base rate loans or eurodollar rate loans. Base rate loans generally bear interest at a rate per annum equal to the sum of (i) the higher of (a) the applicable prime commercial rate and (b) the Federal Funds Rate plus 0.5% and (ii) 0.5%. Eurodollar rate loans generally bear interest at a rate per annum equal to the sum of (i) the applicable eurodollar interest rate (LIBOR) and (ii) 1.5%. The interest rate on the bridge loan at December 31, 2006 was 6.95%. Borrowings under the Bridge Loan Agreement initially had a final maturity date of September 22, 2006. On September 21, 2006, we amended the Bridge Loan Agreement to, among other things, extend the final maturity date of borrowings under the Bridge Loan Agreement to March 22, 2007. On November 6, 2006, we amended the Bridge Loan Agreement to, among other things, allow for the repurchase of up to $500 million of our capital stock, subject to specified conditions contained in such agreements (including a maximum leverage ratio), without limitation as to the source of funds used to make the repurchases. See “—Recent Amendments” below. We currently expect to repay the outstanding borrowings under our Bridge Loan Agreement with a draw on the revolving credit facility.

The Bridge Loan Agreement contains representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in our revolving credit facility. Upon an event of default under the Bridge Loan Agreement, the obligations under the Bridge Loan Agreement may be accelerated and the applicable interest rate increased. As of December 31, 2006, we were in compliance with all covenants under the Bridge Loan Agreement.

Term Loan Agreement

On June 23, 2006, we borrowed $300 million under a term loan agreement with JP Morgan Chase Bank, N.A., as administrative agent and lender, Citicorp USA, Inc., as syndication agent and lender (Term Loan Agreement). As of December 31, 2006, $300 million was outstanding under the Term Loan Agreement. We may voluntarily prepay amounts outstanding under the Term Loan Agreement, in whole or in part, at any time without penalty or premium (subject to certain customary breakage costs). At our option, borrowings under the Term Loan Agreement generally may be designated and maintained as either base rate loans or eurodollar rate loans. Base rate loans generally bear interest at a rate per annum equal to the sum of (i) the higher of (a) the applicable prime commercial rate and (b) the Federal Funds Rate plus 0.5% and (ii) a margin that is fixed within a range of 0 basis points to 50 basis points, depending on our debt rating by S&P. Eurodollar rate loans generally bear interest at a rate per annum equal to the sum of (i) the applicable eurodollar interest rate (LIBOR) and (ii) a margin that is fixed within a range of 62.5 basis points to 150 basis points, depending on our debt rating by S&P. As of December 31, 2006, the applicable margin was 1.50% over LIBOR, and the interest rate on the term loan borrowings was 6.86%. This interest rate is effective until June 27, 2007, at which time the interest rate will be reset for the next period. Borrowings under the Term Loan Agreement have a final maturity date of June 23, 2011. On November 6, 2006, we amended the Term Loan Agreement to, among other things, allow for the repurchase of up to $500 million of our capital stock, subject to specified conditions contained in such agreements (including a maximum leverage ratio), without limitation as to the source of funds used to make the repurchases. See “—Recent Amendments” below.

The Term Loan Agreement contains representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in our revolving credit facility. Upon an event of a default under the Term Loan Agreement, the obligations under the Term Loan Agreement may be accelerated and the applicable interest rate increased. As of December 31, 2006, we were in compliance with all covenants under the Term Loan Agreement.

Recent Amendments

On November 6, 2006, we amended our revolving credit facility, Bridge Loan Agreement and Term Loan Agreement to allow for the repurchase of up to $500 million of our capital stock, subject to specified conditions contained in such agreements (including a maximum leverage ratio), without limitation as to the source of funds used to make the repurchases. Immediately prior to the November 6, 2006 amendments, the revolving credit facility, the Bridge Loan Agreement and the Term Loan Agreement would have allowed for repurchases of capital stock of up to $500 million only with proceeds from a financing transaction incurred specifically to fund stock repurchases, effectively limiting our share repurchases in any period of four consecutive quarters (in the absence of such a financing transaction) to no more than $75 million (plus proceeds received by us from the exercise of stock options held by employees, management or directors of the company and any tax benefit to us related to such exercise) less other restricted payments made in such period.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of December 31, 2006, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At December 31, 2006, we had sufficient capital to exceed this level. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash or other assets to the parent company.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. Health Net, Inc. did not make any capital contributions to its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations during the year ended December 31, 2006 or thereafter through February 28, 2007.

Legislation has been or may be enacted in certain states in which our subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders.

As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus.

Contractual Obligations

Our significant contractual obligations as of December 31, 2006 are summarized below for the years ending December 31:

	Total	2007	2008	2009	2010	2011	Thereafter
	(Dollars in Millions)
Long-term debt principal	$300.0	$—	$—	$—	$—	$300.0	$—
Long-term debt interest	96.3	21.6	22.2	21.4	20.8	10.3	—
Short-term debt principal	200.0	200.0	—	—	—	—	—
Short-term debt interest	7.0	7.0	—	—	—	—	—
Operating leases	359.7	74.9	97.1	48.4	38.7	36.7	63.9
Other purchase obligations	57.0	35.5	9.7	8.0	2.9	0.4	0.5
Deferred compensation	44.4	3.7	3.2	3.1	2.4	1.4	30.6
Estimated future payments for pension and other benefits	25.1	1.3	1.4	1.5	1.7	2.0	17.2	(a)

(a)	Represents estimated future payments from 2012 through 2016.

Operating Leases

We lease office space under various operating leases. Certain leases are cancelable with substantial penalties. See “Item 2. Properties” for additional information regarding our leases.

On June 30, 2005, we entered into the Lease Agreement in connection with a sale-leaseback transaction involving certain of our assets. See Note 12 to the consolidated financial statements for additional information regarding the sale-leaseback transaction.

Other Purchase Obligations

Other purchase obligations include payments due under agreements for goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have included in the table above, obligations related to a three-year pharmacy benefit services agreement, a five-year agreement for a nurse advice line and other related services, a five-year agreement for a disease and condition management services and a four-year Medicare Part D pharmacy claims processing services agreement, and a three-year agreement for outsourcing services for our Prescription Drug Plan and Private Fee for Service products.

We have excluded from such table amounts already recorded in our current liabilities on our consolidated balance sheet as of December 31, 2006. We have also excluded from such table various contracts we have entered into with our health care providers, health care facilities, the federal government and other contracts that we have entered into for the purpose of providing health care services. We have excluded those contracts that allow for cancellation without significant penalty, obligations that are contingent upon achieving certain goals and contracts for goods and services that are fulfilled by vendors within a short time horizon and within the normal course of business.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

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

Health Plan Services

Health plan services premiums include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage (for which premiums are based on a predetermined prepaid fee), Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts (including Part D) to provide care and services to enrolled Medicare recipients. Revenue is recognized in the month in which the related enrollees are entitled to health care services. Premiums collected in advance of the month in which enrollees are entitled to health care services are recorded as unearned premiums.

We have an arrangement with CMS for certain of our Medicare products whereby periodic changes in our risk factor adjustment scores for certain diagnostic codes result in changes to our health plan services premium revenues. We recognize such changes when the amounts become determinable, supportable and the collectibility is reasonably assured. We also have risk sharing arrangements under our Medicare contracts where variances in our actual claim experience from the targeted medical claim amount negotiated in our contracts are shared.

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

Reserves for claims and other settlements include reserves for claims (incurred but not reported claims (IBNR) and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves. As of December 31, 2006, 72% of reserves for claims and other settlements were attributed to claims reserves. See Note 16 to our consolidated financial statements for a reconciliation of changes in the reserve for claims.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$(47.5) million
1%	$(24.2) million
(1)%	$25.1 million
(2)%	$51.1 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$24.6 million
1%	$12.3 million
(1)%	$(12.3) million
(2)%	$(24.6) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

HN of California, our California HMO, generally contracts with various medical groups to provide professional care to certain of its members on a capitated, or fixed per member per month fee basis. Capitation contracts generally include a provision for stop-loss and non-capitated services for which we are liable. Professional capitated contracts also generally contain provisions for shared risk. We have risk-sharing arrangements with certain of our providers related to approximately 1,225,000 members, primarily in the California commercial market. Shared-risk arrangements provide for us to share with our providers the variance between actual costs and predetermined goals. Our health plans in Connecticut, New Jersey and New York market to small employer groups through a joint venture agreement with The Guardian. We have approximately 191,000 members under this agreement. In general, we share equally with The Guardian in the profits of the marketing agreement, subject to certain terms of the marketing agreement related to expenses. On February 27, 2007, we announced that we were purchasing the Guardian’s interest in our joint venture. See Item 1. Business—Recent and Other Developments and Other Company Information.

Our HMOs in other states also contract with hospitals, physicians and other providers of health care, pursuant to discounted fee-for-service arrangements, hospital per diems, and case rates under which providers bill the HMOs for each individual service provided to enrollees. Additionally, we contract with certain hospitals to provide hospital care to enrolled members on a capitation basis.

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Significant factors that can lead to a change in our profitability estimates include premium yield and health care cost trend assumptions, risk share terms and non-performance of a provider under a capitated agreement resulting in membership reverting to fee-for-service arrangements with other providers. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the losses are determined and are classified as Health Plan Services. We held no premium deficiency reserves as of December 31, 2006.

Government Contracts

The TRICARE North Region contract is made up of two major revenue components, health care and administrative services. Health care services revenue includes health care costs, including paid claims and estimated IBNR expenses, for care provided for which we are at risk and underwriting fees earned for providing the health care and assuming underwriting risk in the delivery of care. Administrative services revenue encompasses all other services provided to both the government customer and to beneficiaries, including services such as medical management, claims processing, enrollment, customer services and other services unique to the managed care support contracts with the government. Health care costs and associated revenues are recognized as the costs are incurred and the associated revenue is earned. Revenue related to administrative services is recognized as the services are provided and earned. Revenues associated with the transition to the TRICARE contract for the North Region are recognized over the entire term of the contract.

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

Under our TRICARE contract for the North Region we recognize amounts receivable and payable under the government contracts related to estimated health care IBNR expenses which are reported separately on the accompanying consolidated balance sheet as of December 31, 2006. These amounts are the same since all of the estimated health care IBNR expenses incurred are offset by an equal amount of revenues earned.

Some of the amounts receivable under government contracts are comprised primarily of price adjustments and change orders for services not originally specified in the contracts. Change orders arise because the government often directs us to implement changes to our contracts before the scope and/or value is defined or negotiated. We start to incur costs immediately, before we have proposed a price to the government. In these situations, we make no attempt to estimate and record revenue. Our policy is to defer the costs as incurred until we have submitted a cost proposal to the government, at which time we will record the costs and the appropriate value for revenue, using our best estimate of what will ultimately be negotiated. In the normal course of contracting with the federal government, we may make claims for contract and price adjustments arising from cost over-runs against the government. We recognize such claims when the amounts become determinable, supportable and the collectibility is reasonably assured.

Reserves For Contingent Liabilities

In the course of our operations, we are involved on a routine basis in various disputes with members, health care providers, and other entities, as well as audits by government agencies that relate to our services and/or business practices that expose us to potential losses.

We recognize an estimated loss, which may represent damages, settlement costs, future legal expenses or a combination of the foregoing, as appropriate, from such loss contingencies when it is both probable that a loss will be incurred and that the amount of the loss can be reasonably estimated. Our loss estimates are based in part on an analysis of potential results, the stage of the proceedings, consultation with outside counsel and any other relevant information available.

Goodwill

Goodwill and other intangible assets arise primarily as a result of various business acquisitions and consist of identifiable intangible assets acquired and the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed (goodwill). Identifiable intangible assets consist of the value of employer group contracts, provider networks and customer relationships.

We perform our annual impairment test on our recorded goodwill and intangible assets not subject to amortization as of June 30 or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets for each of our reporting units. As a result of divestitures that occurred prior to and including 2004, Health Plans Services is our only reporting unit with goodwill as of December 31, 2006 and 2005. We test goodwill for impairment annually based on the estimated fair value of our Health Plan Services reporting unit. We test for impairment on a more frequent basis in cases where events and changes in circumstances would indicate that we might not recover the carrying value of goodwill. Our measurement of fair value is based on the income approach to fair value determination. The income approach is based on a discounted cash flow methodology. The discounted cash flow methodology is based upon converting expected cash flows to present value. Annual cash flows are estimated for each year of a defined multi-year period until the growth pattern becomes stable. The interim cash flows expected after the growth pattern becomes stable are calculated using an appropriate capitalization technique and then discounted. There are numerous assumptions and estimates underlying the determination of the estimated fair value of our reporting units, including certain assumptions and estimates related to future earnings and membership levels based on current and future plans and initiatives, long-term strategies and our annual planning and forecasting process as well as the weighted average cost of capital used in the discounting process. If these planned initiatives do not accomplish their targeted objectives, the assumptions and estimates underlying the goodwill impairment tests could be adversely affected and have a material effect upon our financial condition, results of operations or liquidity.

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

Long-lived Assets Held For Sale

Long-lived assets are classified as held for sale as part of current assets when certain criteria are met, which include: management commitment to a plan to sell the assets, the availability of the assets for immediate sale in their present condition, whether an active program to locate buyers and other actions to sell the assets have been initiated, whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year, whether the assets are being marketed at reasonable prices in relation to their fair value and how unlikely it is that significant changes will be made to the plan to sell the assets.

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

In 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (FIN 48). This interpretation clarifies the accounting for uncertain taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. The interpretation also requires that any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements be recorded in a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment. Additional disclosure in the footnotes to the audited financial statements will be required concerning the income tax liability for unrecognized tax benefits, any interest and penalties related to taxes that are included in the financial statements, and open statutes of limitations for examination by major tax jurisdictions. FIN 48 is effective for annual periods beginning after December 15, 2006 and any cumulative effect of adopting FIN 48 will be recorded as a change in accounting principle in the financial statements for the three months ended March 31, 2007. We anticipate the impact to be an immaterial reduction to the beginning balance of retained earnings.

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

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2006. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $9.7 million as of December 31, 2006.

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

We had used interest rate swap contracts as a part of our hedging strategy to manage certain exposures related to the effect of changes in interest rates on the fair value of our Senior Notes. Under the Swap Contracts, we paid an amount equal to a specified variable rate of interest times a notional principal amount and received in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The Swap Contracts were entered into with a number of major financial institutions in order to reduce counterparty credit risk. On September 26, 2006, we terminated the Swap Contracts and recognized a loss of $11.1 million associated with the termination and settlement of the Swap Contracts. See Note 6 to our consolidated financial statements for additional information regarding the Swap Contracts.

Borrowings under our revolving credit facility, of which there were none as of December 31, 2006, are subject to variable interest rates. For additional information regarding our revolving credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.

Borrowings under our Term Loan Agreement, which were $300 million as of December 31, 2006, are at variable interest rates. For additional information regarding our Term Loan Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The 6.98% interest rate under our $200 million Bridge Loan Agreement was fixed for the initial 91-day duration of the loan thereunder. On September 21, 2006, we entered into an amendment to the Bridge Loan Agreement to, among other things, extend the final maturity date of the bridge loan to March 22, 2007. The interest rate on the bridge loan at December 31, 2006 was 6.95%. We currently expect to repay amounts outstanding under the Bridge Loan Agreement with a draw on the revolving credit facility. For additional information regarding our Bridge Loan Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The fair value of our variable rate borrowings as of December 31, 2006 was approximately $500 million, which is equal to the carrying value because the interest rates paid on these borrowings are based on prevailing market rates. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of December 31, 2006. These cash outflows include expected principal and interest payments consistent with the terms of the outstanding debt as of December 31, 2006.

	2007	2008	2009	2010	2011	Thereafter	Total
	(Amounts in millions)
Variable-rate borrowings:
Principal	$200.0	$—	$—	$—	$300.0	$—	$500.0
Interest	28.6	22.2	21.4	20.8	10.3	—	103.3

Cash outflow on variable-rate borrowings	228.6	22.2	21.4	20.8	310.3	—	603.3

Cash outflow on all borrowings	$228.6	$22.2	$21.4	$20.8	$310.3	$—	$603.3

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health Net, Inc.

Woodland Hills, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Health Net, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2007

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

The information required by this Item as to (1) directors and executive officers of the Company and (2) compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2006, under the captions “Director Nominees,” “Information Concerning Current Members of the Board of Directors and Nominees,” “Executive Officers,” “Activities of the Board of Directors and its Committees—Committees of the Board of Directors—Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference and made a part hereof.

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

Item 11. Executive Compensation.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2006, under the captions “Health Net, Inc. Compensation Discussion & Analysis,” “Executive Compensation,” “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participants” and “Compensation Committee Report.” Such information is incorporated herein by reference and made a part hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2006, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.” Such information is incorporated herein by reference and made a part hereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2006, under the caption “Certain Relationships and Related Party Transactions” and “Director Independence.” Such information is incorporated herein by reference and made a part hereof.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2006, under the caption “Principal Independent Registered Accountant Fees and Services.” Such information is incorporated herein by reference and made a part hereof.

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

3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

3.1	Sixth Amended and Restated Certificate of Incorporation of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2006 and incorporated herein by reference).

3.2	Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.3	Amendment Number One to Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2005 (File No. 1-12718) and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 8 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 3) (File No. 1-12718) on July 26, 2004 and incorporated herein by reference).

4.2	Rights Agreement dated as of July 27, 2006 by and between Heath Net, Inc. and Wells Fargo Bank, N.A., , as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2006 and incorporated herein by reference).

4.3	Indenture dated as of April 12, 2001 by and between Health Net, Inc. and U.S. Bank Trust National Association, as Trustee (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-12718) and incorporated herein by reference.)

4.4	First Supplemental Indenture, relating to the 8 3/8% Senior Notes due 2011, dated as of June 23, 2006, between Health Net, Inc. and U.S. Bank Trust National Association, as trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.1	Amended and Restated Employment Agreement dated as of October 4, 2006 between Health Net, Inc. and Karin Mayhew (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.2	Amended and Restated Employment Letter Agreement dated as of June 28, 2006 between Health Net, Inc. and B. Curtis Westen (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

†*10.3	Amendment to the Amended and Restated Employment Letter Agreement dated as of January 11, 2007 between Health Net, Inc. and B. Curtis Westen, a copy of which is filed herewith.

†*10.4	Amended and Restated Employment Agreement between Health Net, Inc. and Jay M. Gellert dated as of February 23, 2007, a copy of which is filed herewith.

*10.5	Employment Letter Agreement dated as of August 26, 2004 between Health Net, Inc. and Anthony S. Piszel (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.6	Employment Agreement between James Woys and Health Net, Inc. dated January 30, 2006 (filed as Exhibit 10.8 to the Company’s Annual Report of Form 10-K for the year December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

†*10.7	Amendment to Employment Agreement with James Woys and Health Net, Inc. dated January 24, 2007, a copy of which is filed herewith.

*10.8	Waiver and Release of Claims between Health Net, Inc. and Jeffrey M. Folick, dated as of March 6, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.9	Employment Letter Agreement between Health Net, Inc. and Stephen Lynch dated as of January 19, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2005 (file No. 1-12718) and incorporated herein by reference).

*10.10	Amendment to the Employment Letter Agreement between Health Net, Inc. and Stephen Lynch dated as of January 4, 2006 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.11	Employment Letter Agreement between Health Net, Inc. and Steven H. Nelson dated as of June 16, 2004 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.12	Amendment to the Employment Letter Agreement between Health Net, Inc. and Steven H. Nelson dated as of December 16, 2004 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.13	Second Amendment to the Employment Letter Agreement between Health Net, Inc. and Steven H. Nelson dated as of July 20, 2005 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.14	Employment Agreement between Health Net, Inc. and David Olson dated as of May 18, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2005) (File No. 1-12718) and incorporated herein by reference).

†*10.15	Employment Agreement between Health Net, Inc. and Linda Tiano dated as of December 27, 2006, a copy of which is filed herewith.

*10.16	Certain Compensation Arrangements With Respect to the Company’s Non-Employee Directors, as amended and restated on July 27, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.17	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.18	Form of Restricted Stock Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.19	Form of Restricted Stock Unit Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.20	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2007 (File No. 1-12718) and incorporated herein by reference).

*10.21	Form of Performance Award Agreement for CEO of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2007 (File No. 1-12718 and incorporated herein by reference).

*10.22	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.23	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.24	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Amended and Restated 1998 Stock Option Plan, as amended and restated on December 21, 2005 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.25	Health Net, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2004 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.26	Health Net, Inc. Deferred Compensation Plan for Directors effective January 1, 2004 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.27	Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.28	Amendment Number One to the Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement between Health Net, Inc. and Union Bank of California, adopted January 1, 2001 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.29	Foundation Health Systems, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.30	Amendment to Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.31	Foundation Health Systems, Inc. 1997 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.32	Amendment to 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.33	Second Amendment to 1997 Stock Option Plan (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.34	Foundation Health Systems Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 16, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.35	Amendment One to Foundation Health Systems Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.36	Health Net, Inc. 2002 Stock Option Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.37	Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.38	Health Net, Inc. 2006 Long-Term Incentive Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006).

*10.39	Health Net, Inc. 2006 Executive Officer Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.40	Amendment One to the Health Net, Inc. 2006 Executive Officer Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.41	Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524) on November 18, 1994 and incorporated herein by reference).

*10.42	Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.43	Health Net, Inc. Management Incentive Plan adopted December 2004 (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.44	Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.45	Amendments through December 31, 2002 made to the Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.46	Amendment Number Four to the Health Net, Inc. 401(k) Savings Plan adopted August 19, 2004 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.47	Amendment Number Five to the Health Net, Inc. 401(k) Savings Plan adopted March 4, 2005 (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.48	Amendment Number Six to the Health Net, Inc. 401(k) Savings Plan adopted December 21, 2005 (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

†*10.49	Amendment Number Seven to the Health Net, Inc. 401(k) Savings Plan adopted December 27, 2006, a copy of which is filed herewith.

*10.50	Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.51	Amendment Number One to Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of August 1, 2004 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.52	Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.53	Amendment Number One Through Three to the Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.54	Foundation Health Corporation Executive Retiree Medical Plan (as amended and restated effective April 25, 1995) (filed as Exhibit 10.101 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

10.55	Five-Year Credit Agreement dated as of June 30, 2004 among the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

10.56	First Amendment to Five-Year Credit Agreement dated as of March 1, 2005 among the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2005 (File No. 1-12718) and incorporated herein by reference).

10.57	Second Amendment to Five-Year Credit Agreement dated as of August 8, 2005 among the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer and the other lenders party thereto (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-12718) and incorporated herein by reference.)

10.58	Third Amendment to Credit Agreement, dated as March 1, 2006, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2006 (File No. 1-12718) and incorporated herein by reference).

10.59	Fourth Amendment and Consent to Credit Agreement, dated as of June 23, 2006, among Health Net, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.60	Fifth Amendment to Credit Agreement, dated as of November 6, 2006, among Health Net, Inc., the lenders party thereto and Bank of American, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.61	Security and Control Agreement, dated June 23, 2006, by and between Health Net, Inc., U.S. Bank Trust National Association, as trustee for the registered holders of the 8 3/8% Senior Notes due 2011, and U.S. Bank National Association, as securities intermediary (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.62	Term Loan Credit Agreement, dated as of June 23, 2006, among Health Net, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp USA Inc., as Syndication Agent, the other lenders party thereto and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.63	First Amendment to Term Loan Credit Agreement, dated as of November 6, 2006, among Health Net, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp USA Inc., as Syndication Agent, and the lenders party thereto (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.64	Bridge Loan Agreement, dated as of June 23, 2006, among Health Net, Inc., the lenders party thereto, The Bank of Nova Scotia, as Administrative Agent and The Bank of Nova Scotia, as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.65	Amendment to Bridge Loan Agreement, dated as of September 21, 2006, among Health Net, Inc., the lenders party thereto and The Bank of Nova Scotia, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2006 (File No. 1-12718) and incorporated herein by reference).

10.66	Second Amendment to Bridge Loan Agreement, dated as of November 6, 2006, among Health Net, Inc., the lenders party thereto and The Bank of Nova Scotia, as Administrative Agent, (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.67	Form of Amended and Restated Indemnification Agreement for directors and executive officers of Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004 (File No. 1-12718) and incorporated herein by reference).

10.68	First Amendment to Office Lease, dated May 14, 2001, between Health Net (a California corporation) and LNR Warner Center, LLC (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

10.69	Lease Agreements dated as of March 5, 2001 by and between Health Net, Inc. and Landhold, Inc. (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.70	Office Lease Agreement dated as of December 22, 2003 by and between Health Net, Inc. and Douglas Emmett Realty Fund 2000 L.P. (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.71	Office Lease dated September 20, 2000 by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

10.72	Second Amendment to Office Lease Agreement dated June 14, 2004 by and between Health Net of Connecticut, Inc. and Beard Sawmill, LLC (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

10.73	First Amendment to Office Lease Agreement dated December 23, 2002 by and between Health Net of Connecticut, Inc. and Beard Sawmill, LLC (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

10.74	Office Lease Agreement dated August 18, 2000 by and between Physicians Health Services of Connecticut, Inc. (predecessor to Health Net of Connecticut, Inc.) and Beard Sawmill, LLC (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

†11	Statement relative to computation of per share earnings of the Company (included in Note 2 to the consolidated financial statements included as part of this Annual Report on Form 10-K).

†21	Subsidiaries of Health Net, Inc., a copy of which is filed herewith.

†23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, a copy of which is filed herewith.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.
†	A copy of the exhibit is being filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC.

By:	/S/ JAMES E. WOYS
James E. Woys
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAY M. GELLERT Jay M. Gellert	President and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2007

/S/ JAMES E. WOYS James E. Woys	Interim Chief Financial Officer (Principal Financial Officer)	February 23, 2007

/S/ BRET A. MORRIS Bret A. Morris	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 23, 2007

/S/ THEODORE F. CRAVER, JR. Theodore F. Craver, Jr.	Director	February 23, 2007

/S/ VICKI B. ESCARRA Vicki B. Escarra	Director	February 23, 2007

/S/ THOMAS T. FARLEY Thomas T. Farley	Director	February 23, 2007

/S/ GALE S. FITZGERALD Gale S. Fitzgerald	Director	February 23, 2007

/S/ PATRICK FOLEY Patrick Foley	Director	February 23, 2007

/S/ ROGER F. GREAVES Roger F. Greaves	Director	February 23, 2007

/S/ BRUCE G. WILLISON Bruce G. Willison	Director	February 23, 2007

/S/ FREDERICK C. YEAGER Frederick C. Yeager	Director	February 23, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K:

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health Net, Inc.

Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Health Net, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Page F-1. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Health Net, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/    DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2007

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues
Health plan services premiums	$10,364,740	$9,506,865	$9,517,530
Government contracts	2,376,014	2,307,483	2,021,871
Net investment income	111,042	72,751	58,147
Administrative services fees and other income	56,554	53,434	48,845

Total revenues	12,908,350	11,940,533	11,646,393

Expenses
Health plan services (excluding depreciation and amortization)	8,600,443	8,013,017	8,413,638
Government contracts	2,234,535	2,211,253	1,927,598
General and administrative	1,165,313	956,840	888,480
Selling	245,304	221,555	240,117
Depreciation and amortization	25,591	33,694	44,288
Interest	51,179	44,631	33,133
Debt refinancing charge	70,095	—	—
Litigation, severance and related benefit costs and asset impairments	37,093	83,279	32,893
Net gain on sales of businesses and properties	—	—	(1,170)

Total expenses	12,429,553	11,564,269	11,578,977

Income from operations before income taxes	478,797	376,264	67,416
Income tax provision	149,484	146,479	24,812

Net income	$329,313	$229,785	$42,604

Net income per share:
Basic	$2.86	$2.03	$0.38
Diluted	$2.78	$1.99	$0.38
Weighted average shares outstanding:
Basic	115,128	112,918	111,859
Diluted	118,310	115,641	113,038

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$704,806	$742,485
Investments—available for sale (amortized cost: 2006—$1,430,792, 2005—$1,385,268)	1,416,038	1,363,818
Premiums receivable, net of allowance for doubtful accounts (2006—$7,526, 2005—$7,204)	177,625	132,019
Amounts receivable under government contracts	199,569	122,796
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	272,961	265,517
Other receivables	230,865	79,572
Deferred taxes	54,702	93,899
Other assets	161,280	111,512

Total current assets	3,217,846	2,911,618
Property and equipment, net	151,184	125,773
Goodwill	751,949	723,595
Other intangible assets, net	42,835	18,409
Deferred taxes	33,137	31,060
Other noncurrent assets	100,071	130,267

Total Assets	$4,297,022	$3,940,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,048,796	$1,040,171
Health care and other costs payable under government contracts	52,384	62,536
IBNR health care costs payable under TRICARE North contract	272,961	265,517
Unearned premiums	164,099	106,586
Bridge loan	200,000	—
Accounts payable and other liabilities	371,263	364,266

Total current liabilities	2,109,503	1,839,076
Senior notes payable	—	387,954
Term loan	300,000	—
Other noncurrent liabilities	108,554	124,617

Total Liabilities	2,518,057	2,351,647

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2006—140,690 shares; 2005—137,898 shares)	140	137
Restricted common stock	—	6,883
Unearned compensation	—	(2,137)
Additional paid-in capital	1,027,878	906,789
Treasury common stock, at cost (2006—28,815 shares of common stock; 2005—23,182 shares of common stock)	(891,294)	(633,375)
Retained earnings	1,653,478	1,324,165
Accumulated other comprehensive loss	(11,237)	(13,387)

Total Stockholders’ Equity	1,778,965	1,589,075

Total Liabilities and Stockholders’ Equity	$4,297,022	$3,940,722

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Restricted Common Stock	Unearned Compensation	Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount				Shares	Amount
Balance as of January 1, 2004	133,421	$133	$5,885	$(3,995)	$789,259	(19,994)	$(549,102)	$1,051,776	$269	$1,294,225
Comprehensive income:
Net income								42,604		42,604
Minimum pension liability adjustment									66	66
Change in unrealized appreciation on investments, net of tax benefit of $2,217									(3,413)	(3,413)

Total comprehensive income										39,257

Exercise of stock options including related tax benefit	897	1			20,178					20,179
Repurchases of common stock						(3,179)	(83,824)			(83,824)
Issuance of restricted stock	96		2,388	(2,388)						—
Forfeiture of restricted stock	(15)		(374)	374						—
Amortization of restricted stock grants				1,899						1,899
Lapse of restrictions of restricted stock grants			(711)		711					—
Employee stock purchase plan	51				1,144					1,144

Balance as of December 31, 2004	134,450	134	7,188	(4,110)	811,292	(23,173)	(632,926)	1,094,380	(3,078)	1,272,880
Comprehensive income:
Net income								229,785		229,785
Minimum pension liability adjustment									32	32
Change in unrealized depreciation on investments, net of tax benefit of $6,609									(10,341)	(10,341)

Total comprehensive income										219,476

Exercise of stock options including related tax benefit	3,411	3			94,106					94,109
Repurchases of common stock						(9)	(449)			(449)
Issuance of restricted stock	30		869	(869)						—
Forfeiture of restricted stock	(13)		(345)	345						—
Amortization of restricted stock grants				2,497						2,497
Lapse of restrictions of restricted stock grants			(829)		829					—
Employee stock purchase plan	20				562					562

Balance as of December 31, 2005	137,898	137	6,883	(2,137)	906,789	(23,182)	(633,375)	1,324,165	(13,387)	1,589,075
Comprehensive income:
Net income								329,313		329,313
Minimum pension liability adjustment (pre-SFAS No. 158)									39	39
Change in unrealized depreciation on investments, net of tax expense of $2,585									4,111	4,111

Total comprehensive income										333,463

Exercise of stock options including related tax benefit	2,852	3			94,771					94,774
Defined benefit pension plans adjustment (adoption of SFAS No. 158)									(2,000)	(2,000)
Repurchases of common stock						(5,633)	(257,919)			(257,919)
Forfeiture of restricted stock	(60)				(1,113)					(1,113)
Amortization of restricted stock grants					1,611					1,611
Share-based compensation expense including related tax benefit					21,074					21,074
Reclassification in connection with adopting SFAS No. 123(R)			(6,883)	2,137	4,746					—

Balance as of December 31, 2006	140,690	$140	$—	$—	$1,027,878	(28,815)	$(891,294)	$1,653,478	$(11,237)	$1,778,965

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$329,313	$229,785	$42,604
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	25,591	33,694	44,288
Asset impairments	—	—	5,916
Net (gain) on sales of businesses and properties	—	—	(1,170)
Debt refinancing charge	70,095	—	—
Share-based compensation expense	20,115	—	—
Other changes	13,624	12,550	3,969
Changes in assets and liabilities, net of effects of dispositions:
Premiums receivable and unearned premiums	11,907	(46,678)	(18,402)
Other current assets, receivables and noncurrent assets	(127,066)	2,356	(86,499)
Amounts receivable/payable under government contracts	(86,925)	(49,996)	(175,345)
Reserves for claims and other settlements	8,624	(129,126)	143,012
Accounts payable and other liabilities	12,659	138,809	(13,285)

Net cash provided by (used in) operating activities	277,937	191,394	(54,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	464,787	399,958	282,524
Maturities of investments	113,125	113,682	274,250
Purchases of investments	(635,611)	(833,593)	(498,355)
Sales of property and equipment	4,242	79,845	9,670
Purchases of property and equipment	(72,807)	(48,846)	(47,616)
Cash (paid) received related to the (acquisition) sale of businesses and properties	(73,999)	1,949	11,112
Sales (Purchases) of restricted investments and other	15,384	42,959	(45,827)

Net cash used in investing activities	(184,879)	(244,046)	(14,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	70,294	73,484	19,091
Excess tax benefit on share-based compensation	11,889	—	—
Repurchases of common stock	(253,502)	(449)	(88,706)
Proceeds from issuance of bridge and term loans	497,334	—	—
Repayment of senior notes and debt refinancing costs	(465,045)	—	—
Other	8,293	—	—

Net cash (used in) provided by financing activities	(130,737)	73,035	(69,615)

Net increase (decrease) in cash and cash equivalents	(37,679)	20,383	(138,769)
Cash and cash equivalents, beginning of year	742,485	722,102	860,871

Cash and cash equivalents, end of year	$704,806	$742,485	$722,102

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$51,994	$41,120	$30,722
Income taxes paid	74,003	96,324	110,316
Securities reinvested from restricted available for sale investments to restricted cash	22,402	11,985	35,747
Securities reinvested from restricted cash to restricted available for sale investments	18,459	19,283	75,992

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of certain properties held for sale (see Note 5)	$21,772	—	—
Issuance of restricted stock	—	$869	$2,388
Notes received on sale of businesses	—	—	3,000

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Health Net, Inc. (referred to herein as the Company, we, us, our or HNT) is an integrated managed care organization that delivers managed health care services. We are among the nation’s largest publicly traded managed health care companies. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (HMOs), insured preferred provider organizations (PPOs) and point of service (POS) plans to approximately 6.6 million individuals in 27 states and the District of Columbia through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid and TRICARE programs. Our subsidiaries also offer managed health care products related to behavioral health and prescription drugs. We also own health and life insurance companies licensed to sell exclusive provider organization (EPO), PPO, POS and indemnity products as well as auxiliary non-health products such as life and accidental death and dismemberment, dental, vision, behavioral health and disability insurance.

We currently operate within two reportable segments: Health Plan Services and Government Contracts. Our Health Plan Services reportable segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries.

Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE program and other health care-related government contracts, including our behavioral health contracts with the Department of Defense. The Government Contracts reportable segment administers a large managed care contract with the U.S. Department of Defense under the TRICARE program in the North Region. The North Region covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia and a small portion of Tennessee, Missouri and Iowa. The Company administers health care programs covering approximately 2.9 million eligible individuals in the Military Health System under the TRICARE contract.

Note 2—Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements and notes thereto for the years ended December 31, 2005 and 2004 have been reclassified to conform to the presentation for the year ended December 31, 2006.

We provide administrative services only (ASO) products to large employer groups in California, Connecticut, New Jersey and New York. Under these arrangements, we provide claims processing, customer services, medical management, provider network access and other administrative services. Effective in 2006, we reported revenues from our ASO business in a separate line item titled “Administrative services fees and other income” on our consolidated statements of operations. The reclassified amounts were $46.7 million and $42.7 million for the years ended December 31, 2005 and 2004, respectively. Historically, ASO revenue was reported as part of health plan services premiums. In recent periods, these revenues have increased to a level at which we believe that reporting them in a separate line item provides useful insight on our operations. These reclassifications have no impact on our net earnings, balance sheets or cash flow statements as previously reported.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal areas requiring the use of estimates include the determination of Medicare risk factor adjustments, risk sharing revenues, allowances for doubtful accounts, reserves for claims and other settlements, reserves for professional and general liabilities (including litigation and workers’ compensation reserves), amounts receivable or payable under government contracts, income taxes and assumptions when determining net realizable values on long-lived assets.

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

The TRICARE contract for the North Region is made up of two major revenue components, health care services and administrative services. Health care services revenue includes health care costs, including paid claims and estimated incurred but not reported (IBNR) expenses, for care provided for which we are at risk and underwriting fees earned for providing the health care and assuming underwriting risk in the delivery of care. Administrative services revenue encompasses all other services provided to both the government customer and to beneficiaries, including services such as medical management, claims processing, enrollment, customer services and other services unique to the managed care support contracts with the government. Revenue is recognized as earned when the services are provided.

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

Amounts receivable under government contracts are comprised primarily of price adjustments and change orders for services not originally specified in the contracts. Change orders arise because the government often directs us to implement changes to our contracts before the scope and/or value is defined or negotiated. We start to incur costs immediately, before we have proposed a price to the government. In these situations, we make no attempt to estimate and record revenue. Our policy is to defer the costs as incurred until we have submitted a cost proposal to the government, at which time we will record the costs and the appropriate value for revenue, using our best estimate of what will ultimately be negotiated.

We provide ASO products to large employer groups in California, Connecticut, New Jersey and New York. Under these arrangements, we provide claims processing, customer services, medical management, provider

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

network access and other administrative services. Administrative services fees are recognized as revenue in the period services are provided.

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

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the loss is determined and are classified as Health Plan Services cost. We held a premium deficiency reserve of $0 and $0.3 million as of December 31, 2006 and 2005, respectively.

Under the TRICARE contract for the North Region, we record amounts receivable and payable for estimated health care IBNR expenses and report such amounts separately on the accompanying consolidated balance sheet. These amounts are equal since the estimated health care IBNR expenses incurred are offset by an equal amount of revenues earned.

Medicare Part D

Effective January 1, 2006, Health Net began offering the Medicare Part D benefit as a fully insured product to our existing and new members. The Part D benefit consists of pharmacy benefits for Medicare beneficiaries. Part D renewal occurs annually, but it is not a guaranteed renewable product. We report Part D as part of our health plan services reportable segment. The majority of our Part D members fall into the low-income category.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Member Premium—Health Net receives a monthly premium from members based on the original bid submitted to CMS. The member premium, which is fixed for the entire plan year is recognized evenly over the contract period and reported as part of health plan services premium revenue. Premiums for our low-income Part D members are paid by CMS.

Catastrophic Reinsurance Subsidy—CMS will reimburse Health Net for 80% of the drug costs after a member reaches his or her $3,600 out of pocket catastrophic threshold. The CMS prospective payment (a flat PMPM cost reimbursement estimate) is received monthly based on the original CMS bid. After the year is complete, a settlement is made based on actual experience.

Low-Income Premium Subsidy—For qualifying low-income members, CMS will reimburse Health Net, on the member’s behalf, some or all of the monthly member premium depending on the member’s income level in relation to the Federal Poverty Level. The low-income premium subsidy is recognized evenly over the contract period and reported as part of health plan services premium revenue.

Low-Income Member Cost Sharing Subsidy—For qualifying low-income members, CMS will reimburse Health Net, on the member’s behalf, some or all of a member’s cost sharing amounts (e.g. deductible, co-pay/coinsurance). The amount paid for the member by CMS is dependent on the member’s income level in relation to the Federal Poverty Level. Health Net receives prospective payments on a monthly basis, and they represent a cost reimbursement that is finalized and settled after the end of the year.

CMS Risk Share—Health Net will receive additional premium or return premium based on whether the actual costs are higher or lower than the level estimated in the original bid submitted to CMS. The premium

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustment calculation is performed in the subsequent year based on the full year of experience of the prior year or, in the event of program termination, based on the experience up to the date of such termination. Estimated CMS risk share amounts are recorded on a quarterly basis as part of health plan services premium revenue based on cumulative experience up to the date of the financial statements.

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

We recognized $92.0 million of favorable Medicare risk factor estimates in our health plan services premium revenues in the year ended December 31, 2006. Of this amount, $51.9 million, $37.0 million and $3.1 million were for the 2006, 2005 and 2004 payments years, respectively. We also recognized $29.1 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs in the year ended December 31, 2006. Of this amount, $14.9 million, $13.2 million and $1.0 million were for the 2006, 2005, and 2004 payment years, respectively.

We recognized $17.2 million and $0 for the years ended December 31, 2005 and 2004, respectively, for favorable Medicare risk factor estimates from 2003 and 2004 in our health plan services premium revenues. We also recognized $9.7 million and $0 for the years ended December 31, 2005 and 2004, respectively, of capitation expense related to the Medicare risk factor estimates from 2003 and 2004 in our health plan services costs.

Share-Based Compensation Expense

As of December 31, 2006, we had various stock option and long-term incentive plans which permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, which are described more fully in Note 7. Prior to January 1, 2006, we accounted for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related Interpretations, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). No stock-based employee compensation cost for stock options was recognized in our Consolidated Statement of Operations for years ended December 31, 2005 or prior, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) using the modified—prospective transition method. Under such transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. The compensation cost that has been charged against income under our various stock option and long-term incentive plans was $20.1 million, $2.5 million and $1.9 million during the years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$7.8 million, $1.0 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. As a result of adopting SFAS No. 123(R) on January 1, 2006, our income from operations before income taxes and net income are $15.6 million and $9.6 million lower, respectively, for the year ended December 31, 2006 than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share are $0.08 and $0.08 lower, respectively, for the year ended December 31, 2006 than if we had continued to account for share-based compensation under APB Opinion No. 25.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $11.9 million excess tax benefit classified as a financing cash inflow for the year ended December 31, 2006 would have been classified as an operating cash inflow had we not adopted SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R) and upon issuance of the restricted shares pursuant to the restricted stock agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation and amortized over the applicable restricted periods. As a result of adopting SFAS No. 123(R) on January 1, 2006, we transferred the remaining unearned compensation balance in our stockholders’ equity to additional paid in capital. Prior to the adoption of SFAS No. 123(R), we recorded forfeitures of restricted stock, if any, and any compensation cost previously recognized for unvested awards was reversed in the period of forfeiture. Beginning in 2006, we record forfeitures in accordance with SFAS No. 123(R) by estimating the forfeiture rates for share-based awards upfront and recording a true-up adjustment for the actual forfeitures.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under the company’s stock option plans to the prior periods. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	2005	2004
Net income, as reported	$229.8	$42.6
Add: Stock- based employee compensation expense included in reported net income, net of related tax effects	1.5	1.2
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	(12.2)	(13.7)

Net income, pro forma	$219.1	$30.1

Basic net income per share:
As reported	$2.03	$0.38
Pro forma	1.94	0.27
Diluted net income per share:
As reported	1.99	0.38
Pro forma	1.90	0.27

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

The estimated fair value amounts of cash equivalents, investments available for sale, trade accounts and notes receivable and notes payable have been determined by us using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. The fair values of investments are estimated based on quoted market prices and dealer quotes for similar investments. The carrying value of trade receivables, long-term notes receivable and nonmarketable securities approximate the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our variable rate borrowings, our bridge and term loans, as of December 31, 2006, was approximately $500 million, which is equal to the carrying value because the interest rates paid on these borrowings are based on prevailing market rates. The carrying value of our Senior Notes was $388.0 million and the fair value was $464 million as of December 31, 2005. See Note 6 on redemption of our Senior Notes in 2006.

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of December 31, 2006 and December 31, 2005, the restricted cash and cash equivalents balances totaled $6.7 million and $5.1 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $111.6 million and $132.1 million as of December 31, 2006 and 2005, respectively, and are included in investments available for sale.

Due to the downgrade of our senior unsecured debt rating in September 2004, we were required under the Swap Contracts relating to our Senior Notes to post cash collateral for the unrealized loss position above the minimum threshold level. As of December 31, 2005 the posted collateral was $15.8 million and was included in other noncurrent assets. As a result of the termination of the Swap Contracts on September 26, 2006, no such collateral was required to be posted as of December 31, 2006. See Note 6 for additional information regarding the termination of our Swap Contracts.

Interest Rate Swap Contracts

We terminated on September 26, 2006 interest rate swap contracts (Swap Contracts) that we had used as a part of our hedging strategy to manage certain exposures related to the effect of changes in interest rates on our 8.375% senior notes due 2011 (Senior Notes), when we redeemed the entire $400 million in aggregate principal amount of the Senior Notes on August 14, 2006. We recognized a pretax loss of $11.1 million in connection with the termination and settlement of the Swap Contracts. See Note 6 for additional information regarding our Swap Contracts and the redemption of our Senior Notes.

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

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Property and equipment that are held for sale are reported as part of current assets. Depreciation is computed using the straight-line method over the lesser of estimated useful lives of the various classes of assets or the remaining lease term. The useful life for buildings and improvements is estimated at 35 to 40 years, and the useful lives for furniture, equipment and software range from three to ten years (see Note 5).

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

Expenditures for maintenance and repairs are expensed as incurred. Major improvements, which increase the estimated useful life of an asset, are capitalized. Upon the sale or retirement of assets, the recorded cost and the related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is reflected in operations.

During the years ended December 31, 2006 and 2005, we recorded no impairment charges. During the year ended December 31, 2004, we recorded impairment charges of $3.0 million for certain information technology-related assets we had owned (see Note 14).

We periodically assess long-lived assets or asset groups including property and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If we identify an indicator of impairment, we assess recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. Long-lived assets are classified as held for sale and included as part of current assets when certain criteria are met. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise primarily as a result of various business acquisitions and consist of identifiable intangible assets acquired and the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed (goodwill). Identifiable intangible assets consist of the value of employer group contracts, provider networks and customer relationships.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We perform our annual impairment test on our recorded goodwill and intangible assets not subject to amortization as of June 30 or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets for each of our reporting units. As a result of our 2004 and prior divestitures (see Note 3), Health Plans Services is our only reporting unit with goodwill as of December 31, 2006 and 2005. The impairment test follows a two-step approach. The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary. Under the first step, goodwill is considered potentially impaired if the value of the reporting unit is less than the reporting unit’s carrying amount, including goodwill. Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of goodwill, as calculated. The fair value of goodwill is calculated by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit as if the reporting unit was purchased in a business combination and the purchase price was the fair value of the reporting unit. We also re-assess the useful lives of our other intangible assets to determine that they properly reflect the estimated useful lives of these assets.

We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2006 for our health plans reporting unit and also re-evaluated the useful lives of our other intangible assets. No goodwill impairment was identified in our health plans reporting unit. We also determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives.

The changes in the carrying amount of goodwill by reporting unit are as follows:

	Health Plan Services	Total
Balance as of December 31, 2005	$723.6	$723.6

Balance as of January 1, 2006	$723.6	$723.6
Goodwill related to Universal Care transaction (Note 3)	28.4	28.4

Balance as of December 31, 2006	$752.0	$752.0

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of December 31, 2005:
Provider networks	$40.5	$(22.5)	$18.0	19.4
Employer groups	92.9	(92.5)	0.4	11.3

	$133.4	$(115.0)	$18.4

As of December 31, 2006:
Provider networks	$40.5	$(25.1)	$15.4	19.4
Employer groups	92.9	(92.9)	—	11.3
Customer relationships and other (Note 3)	29.5	(2.1)	27.4	11.1

	$162.9	$(120.1)	42.8

The amortization expense was $4.1 million, $3.4 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2007	$4.4
2008	4.4
2009	4.4
2010	4.4
2011	4.0

Policy Acquisition Costs

Policy acquisition costs are those costs that vary directly with and related to the acquisition of new and renewal health insurance business. Such costs include broker commissions, costs of policy issuance and underwriting, and other costs we incur to acquire new business or renew existing business. Our health insurance business typically has a one-year term and may be canceled upon a 30-day notice. We expense these costs as incurred in accordance with the Health Care Organization Audit and Accounting Guide and report them as selling expenses in our consolidated statements of operations.

Reserves for Contingent Liabilities

In the course of our operations, we are involved on a routine basis in various disputes with members, health care providers, and other entities, as well as audits by government agencies that relate to our services and/or business practices that expose us to potential losses.

We recognize an estimated loss, which may represent damages, settlement costs, future legal expenses or a combination of the foregoing, as appropriate, from such loss contingencies when it is both probable that a loss will be incurred and that the amount of the loss can be reasonably estimated. Our loss estimates are based in part on an analysis of potential results, the stage of the proceedings, consultation with outside counsel and any other relevant information available.

Insurance Programs

The Company is insured for various errors and omissions, property, casualty and other risks. The Company maintains various self-insured retention amounts, or “deductibles,” on such insurance coverage. The Company also maintains litigation reserves to cover those self-insured retention amounts for errors and omissions claims based on historical claims filed, as well as estimates of claims incurred but not reported.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines which limit the amounts which may be invested with one issuer. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. Our 10 largest employer group premiums receivable balances within each of our plans accounted for 45% and 47% of our total premiums receivable as of December 31, 2006 and 2005, respectively. Our Medicare receivable from CMS represented 42% of total receivables as of December 31, 2006, compared with 3% as of December 31, 2005. Our 10 largest employer group premiums within each of our plans accounted for 20%, 21% and 19% of our health plan services premiums for the years then ended December 31, 2006, 2005 and 2004,

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. The federal government is the only customer of our Government Contracts segment, with premiums and fees accounting for 100% of our Government Contracts revenue. In addition, the federal Government is a significant customer of the Company’s Health Plan Services segment as a result of its contract with CMS for coverage of Medicare-eligible individuals. Medicare revenues accounted for 22% of our health plan premiums in 2006.

Earnings Per Share

Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (this reflects the potential dilution that could occur if stock options were exercised and restricted stock units (RSUs) and restricted shares were vested) outstanding during the periods presented.

Common stock equivalents arising from dilutive stock options, restricted common stock and RSUs are computed using the treasury stock method; for the years ended December 31, 2006, 2005 and 2004, this amounted to 3,182,000, 2,723,000 and 1,179,000 shares, respectively which include 145,000, 157,000 and 110,000 common stock equivalents from dilutive RSUs and restricted common stock, respectively.

Options to purchase an aggregate of 1,258,000, 669,000 and 8,549,000 shares of common stock were considered anti-dilutive during 2006, 2005 and 2004, respectively, and were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common stock for each respective period. These options expire through December 2016 (see Note 7).

We are authorized to repurchase our common stock under our stock repurchase program authorized by our Board of Directors. As a result of the ratings action taken by Moody’s Investor Services (Moody’s) in September 2004 and Standard & Poor’s Rating Service (S&P) in November 2004 with respect to our senior unsecured debt rating, we had placed our stock repurchase program on hold. On October 14, 2006, the Board of Directors authorized the Company to resume repurchases of its common stock under our existing stock repurchase program. The Board of Directors also increased the size of the stock repurchase program by $235 million to $450 million. The remaining authorization under our stock repurchase program as of December 31, 2006 was $200 million (see Note 8).

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized appreciation (depreciation), after tax, on investments available for sale and changes in pension assets and liabilities including minimum pension liabilities (see Note 9). Reclassification adjustments for net gains (losses) realized, net of tax, in net income were $2.6 million, $(2.9) million and $(4.7) million for the years ended December 31, 2006, 2005 and 2004, respectively.

Taxes Based on Premiums

We provide services in certain states which require premium taxes to be paid by us based on membership or billed premiums. These taxes are paid in lieu of or in addition to state income taxes and totaled $36.2 million in 2006, $34.4 million in 2005 and $34.8 million in 2004. These amounts are recorded in general and administrative expenses on our consolidated statements of operations.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We file tax returns in many tax jurisdictions, and often, application of tax rules within the various jurisdictions is subject to differing interpretation. Despite our belief that our tax return positions are fully supportable, we believe that it is probable certain positions will be challenged by taxing authorities, and we may not prevail on the positions as filed. Accordingly, we maintain a liability for the estimated amount of contingent tax challenges by taxing authorities upon examination, in accordance with SFAS No. 5, “Accounting for Contingencies.” The liability is comprised of amounts for specific issues arising in periods subject to examination, and amounts are released from the liability upon closure of such examinations or upon closure of the statute of limitations for assessment. The estimates of contingent tax costs comprising the liability balance have been developed after careful analysis of the applicable statutory authority and court case precedent. As such, we believe that the liability reflects the probable outcome of contingent tax challenges and that the probability of material assessments above the reserve balance is remote. The liability is included in accounts payable and other liabilities in our consolidated balance sheets. The methodology underlying identification and measurement of tax positions included in the liability for tax contingencies applies to the current and prior periods shown in our consolidated financial statements. Effective January 1, 2007, FIN 48 will replace SFAS 5 as the authority governing accounting for tax contingencies, as discussed under the caption “Recently Issued Accounting Pronouncements.”

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS No. 159 on our consolidated financial statements.

In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (FIN 48). This interpretation clarifies the accounting for uncertain taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. The interpretation also requires that any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements be recorded in a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment. Additional disclosure in the footnotes to the audited financial statements will be required concerning the income tax liability for unrecognized tax benefits,

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any interest and penalties related to taxes that are included in the financial statements, and open statutes of limitations for examination by major tax jurisdictions. FIN 48 is effective for annual periods beginning after December 15, 2006 and the cumulative effect of adopting FIN 48 will be recorded as a change in accounting principle in the financial statements for the three months ended March 31, 2007. We anticipate the impact to be an immaterial reduction to the beginning balance of retained earnings.

In 2006, the FASB issued SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the impact to be material to our consolidated financial statements.

In 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). SFAS No. 155 establishes a requirement to evaluate if certain financial instruments are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. On October 25, 2006, the FASB voted to exempt certain mortgage-backed securities from the provisions of SFAS No. 155 and issued FAS 133 Implementation Issue B40-Embedded Derivatives which exempted most mortgage-backed securities from the provisions of SFAS No. 155. We will adopt the provisions of SFAS No. 155 and FAS 133 Implementation Issue B40, beginning with financial instruments acquired in the first quarter of 2007, and we do not expect it to have a material impact to our consolidated financial statements at the time of adoption.

In 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) which addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of the provisions of SAB No. 108 had no impact on our consolidated financial statements as of December 31, 2006.

Note 3—Sales and Acquisition

Sale of Pennsylvania Subsidiaries

On July 31, 2006, we completed the sale of the subsidiary that formerly held our Pennsylvania health plan and certain of its affiliates (Pennsylvania Subsidiaries). We recognized an estimated $32 million tax benefit and a $0.4 million pretax loss related to this sale in the year ended December 31, 2006. See Note 10 for further information regarding our tax accounting policies related to sales of subsidiaries.

The Pennsylvania Subsidiaries were historically reported as part of our Health Plan Services reportable segment. The revenues and expenses of the Pennsylvania Subsidiaries were negligible for the years ended December 31, 2006, 2005 and 2004.

Acquisition of Universal Care Business

On March 31, 2006, we completed the acquisition of certain health plan businesses of Universal Care, Inc. (Universal Care), a California-based health care company, and paid $74.0 million, including transaction-related

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs. With this acquisition, we added 83,000 members as of December 31, 2006. This acquisition enhances our presence in the California market.

The acquisition was accounted for using the purchase method of accounting. In accordance with SFAS No. 141, “Business Combinations” (SFAS No. 141), the purchase price was allocated to the fair value of the Universal Care assets acquired, including identifiable intangible assets, deferred tax asset, and the excess of purchase price over the fair value of net assets acquired resulted in goodwill, which is deductible for tax purposes. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are subject to impairment tests. Identified intangible assets with definite useful lives are amortized on a straight-line basis over their estimated remaining lives (see Note 2). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of March 31, 2006
(Dollars in millions)
Intangible assets	$29.5
Goodwill	28.4
Deferred tax asset	16.1

Total assets acquired	74.0
Accrued transaction costs	(0.9)

Net assets acquired	$73.1

All of the net assets acquired were assigned to our Health Plan Services reportable segment.

The on-going financial results of the Universal Care transaction are included in our Health Plan Services reportable segment effective April 1, 2006 and are not material to our consolidated results of operations.

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

The Gem Companies were historically reported as part of our Health Plan Services reportable segment. The Gem Companies had been inactive subsidiaries and their revenues and expenses were negligible for the years ended December 31, 2005 and 2004.

Prior Sales

We recognized a net pretax gain totaling $1.2 million in the year ended December 31, 2004 related to the true-up of the 2001 sale of our Florida health plan, 2003 sale of our dental and vision subsidiaries, and 2004 sale of our two subacute subsidiaries.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Investments

As of December 31, 2006 and 2005, the amortized cost, gross unrealized holding gains and losses, and fair value of our available-for-sale investments were as follows:

	2006
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Mortgage-backed securities	$524.5	$1.5	$(6.1)	$519.9
U.S. government and agencies	308.6	0.1	(4.9)	303.8
Obligations of states and other political subdivisions	427.9	1.8	(2.9)	426.8
Corporate debt securities	169.6	—	(4.4)	165.2
Other securities	0.2	0.1	—	0.3

	$1,430.8	$3.5	$(18.3)	$1,416.0

	2005
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Mortgage-backed securities	$368.1	$0.4	$(7.2)	$361.3
U.S. government and agencies	371.6	—	(8.7)	362.9
Obligations of states and other political subdivisions	462.8	1.3	(2.4)	461.7
Corporate debt securities	182.6	—	(4.9)	177.7
Other securities	0.2	—	—	0.2

	$1,385.3	$1.7	$(23.2)	$1,363.8

As of December 31, 2006, the contractual maturities of our available-for-sale investments were as follows:

	Cost	Estimated Fair Value
	(Dollars in millions)
Due in one year or less	$122.0	$121.5
Due after one year through five years	516.9	506.8
Due after five years through ten years	175.3	174.6
Due after ten years	92.1	93.1
Mortgage-backed securities	524.5	520.0

Total available for sale	$1,430.8	$1,416.0

Proceeds from sales of investments available for sale during 2006 were $464.8 million, resulting in gross realized gains and losses of $6.5 million and $3.4 million, respectively. Proceeds from sales of investments available for sale during 2005 were $400.0 million, resulting in gross realized gains and losses of $0.5 million and $1.1 million, respectively. Proceeds from sales of investments available for sale during 2004 were $282.5 million, resulting in gross realized gains and losses of $4.6 million and $0.4 million, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows our investments’ gross unrealized losses and fair value for individual securities that have been in a continuous loss position through December 31, 2006:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Mortgage-backed	$112.0	$(0.6)	$245.4	$(5.5)	$357.4	$(6.1)
U.S. government and agencies	31.0	(0.1)	216.9	(4.8)	247.9	(4.9)
Obligation of states and other political subdivisions	68.6	(0.2)	204.9	(2.7)	273.5	(2.9)
Corporate debt	8.3	(0.1)	152.3	(4.3)	160.6	(4.4)

	$219.9	$(1.0)	$819.5	$(17.3)	$1,039.4	$(18.3)

The following table shows the number of our individual securities that have been in a continuous loss position at December 31, 2006.

	Less than 12 Months	12 Months or More	Total
Mortgage-backed	31	74	105
U.S. government and agencies	10	64	74
Obligation of states and other political subdivisions	31	74	105
Corporate debt	6	51	57

	78	263	341

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

The investments listed above are investment grade securities with an average rating of “AA” and “Aal” as rated by S&P and/or Moody’s. At this time, there is no indication of default on interest or principal payments. We have the intent and ability to hold to recovery these securities in the unrealized loss position.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Property and Equipment

Property and equipment is comprised of the following as of December 31:

	2006	2005
	(Dollars in millions)
Land	$3.4	$8.9
Leasehold improvements under development	5.2	2.2
Buildings and improvements	45.9	64.7
Furniture, equipment and software	195.3	198.5

	249.8	274.3
Less accumulated depreciation	(98.6)	(148.5)

Property and equipment, net	$151.2	$125.8

Our depreciation expense was $21.5 million, $30.3 million and $41.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The property and equipment and related accumulated depreciation balances as of December 31, 2006 reflect write-offs of fully depreciated assets and reclassification of certain properties held for sale of $21.8 million (see Note 18).

Note 6—Financing Arrangements

Redemption of Senior Notes

Our Senior Notes payable balance was $0 and $388.0 million as of December 31, 2006 and 2005, respectively.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with our refinancing, we incurred a total of $70.1 million in costs, including $51.0 million in redemption premiums with respect to the Senior Notes, $11.1 million for the termination and settlement of our Swap Contracts and $8.0 million for professional fees and other expenses. As of December 31, 2006, we have paid $3.0 million, funded by financing activities, related to the costs incurred in connection with the refinancing.

Revolving Credit Facility

We have a $700 million revolving credit facility under a five-year revolving credit agreement with Bank of America, N.A., as a lender, and, as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto. As of December 31, 2006, no amounts were outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $582.8 million (see “—Letters of Credit” below).

Borrowings under our revolving credit facility may be used for general corporate purposes, including acquisitions, and to service our working capital needs. We must repay all borrowings, if any, under the revolving credit facility by June 30, 2009, unless the maturity date under the revolving credit facility is extended. Interest on any amount outstanding under the revolving credit facility is payable monthly at a rate per annum of (a) LIBOR plus a margin ranging from 50 to 112.5 basis points, depending on our debt rating by S&P, or (b) the higher of (1) the Bank of America prime rate and (2) the federal funds rate plus 0.5%, plus a margin of up to 12.5 basis points, depending on our debt rating by S&P. Following the redemption of our Senior Notes, Moody’s no longer provides a debt rating for the Company. We have also incurred and will continue to incur customary fees in connection with the revolving credit facility. Our revolving credit facility contains customary representations and warranties and requires us to comply with certain covenants that impose restrictions on our operations, including financial covenants relating to a minimum borrower cash flow fixed charge coverage ratio (or, if our credit ratings meet specified criteria, a minimum consolidated fixed charge coverage ratio), a maximum consolidated leverage ratio and a minimum consolidated net worth, and a limitation on dividends and distributions. As of December 31, 2006, we were in compliance with all covenants under our revolving credit facility.

The revolving credit facility contains customary events of default subject to materiality and other qualifications and grace periods. The events of default include nonpayment of principal, interest, fees or other amounts under the applicable loan documents; failure to comply with specified covenants and agreements; any representation or warranty of ours in the applicable loan documents having been materially incorrect or misleading when made or deemed made; specified defaults by us or any of our subsidiaries under other indebtedness; specified bankruptcy and insolvency events; specified events involving the entry of judgments against us and/or our subsidiaries; non compliance by us or any of our subsidiaries under specified HMO or insurance regulations; specified events related to compliance with ERISA; actual or asserted invalidity of applicable loan documentation; and a change of control. Upon an event of a default under the revolving credit facility, the obligations under the revolving credit facility may be accelerated and the applicable interest rate increased.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of our non-credit-enhanced, senior unsecured long-term debt rating not being at or above BBB- by S&P, we were subject to a minimum borrower cash flow fixed charge coverage ratio rather than the minimum consolidated fixed charge coverage ratio and were subject to additional reporting requirements to the lenders under the revolving credit facility. The minimum borrower cash flow fixed charge coverage ratio calculates fixed charges on a parent-company-only basis. In the event our non-credit-enhanced, senior unsecured long-term debt rating is upgraded to at least BBB- by S&P, our coverage ratio covenant would revert to the consolidated fixed charge coverage ratio. In addition, as a result of our non-credit-enhanced, senior unsecured long-term debt rating not being at or above BBB- by S&P, the revolving credit facility as of December 31, 2006 prohibited us from making dividends, distributions or redemptions in respect of our capital stock in excess of $75 million (plus proceeds received by us from the exercise of stock options held by employees, management or directors of the company and any tax benefit to us related to such exercise) in any consecutive four-quarter period, less other restricted payments made in such period, except that we would be permitted to repurchase up to $500 million of our capital stock, subject to specified conditions contained in the revolving credit facility (including a maximum leverage ratio), using the proceeds from a financing transaction undertaken for the specific purposes of funding share repurchases.

Bridge Loan Agreement

On June 23, 2006, we entered into a $200 million Bridge Loan Agreement (the “Bridge Loan Agreement”) with The Bank of Nova Scotia, as administrative agent and lender. As of December 31, 2006, $200 million in borrowings was outstanding under the Bridge Loan Agreement. We may voluntarily prepay amounts outstanding under the Bridge Loan Agreement, in whole or in part, at any time without penalty or premium (subject to certain customary breakage costs). The bridge loan is mandatorily prepayable only to the extent that loans made under the Bridge Loan Agreement exceed unutilized commitments under our revolving credit facility, which is described below. At our option, borrowings under the Bridge Loan Agreement generally may be designated and maintained as either base rate loans or eurodollar rate loans. Base rate loans generally bear interest at a rate per annum equal to the sum of (i) the higher of (a) the applicable prime commercial rate and (b) the Federal Funds Rate plus 0.5% and (ii) 0.5%. Eurodollar rate loans generally bear interest at a rate per annum equal to the sum of (i) the applicable eurodollar interest rate (LIBOR) and (ii) 1.5%. The interest rate on the bridge loan at December 31, 2006 was 6.95%. Borrowings under the Bridge Loan Agreement initially had a final maturity date of September 22, 2006. On September 21, 2006, we amended the Bridge Loan Agreement to, among other things, extend the final maturity date of borrowings under the Bridge Loan Agreement to March 22, 2007. We currently expect to repay the outstanding borrowings under our Bridge Loan Agreement with a draw on the revolving credit facility.

The Bridge Loan Agreement contains representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in our revolving credit facility. Upon an event of default under the Bridge Loan Agreement, the obligations under the Bridge Loan Agreement may be accelerated and the applicable interest rate increased. As of December 31, 2006, we were in compliance with all covenants under the Bridge Loan Agreement.

Term Loan Agreement

On June 23, 2006, we entered into a $300 million Term Loan Credit Agreement (the “Term Loan Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent and lender, Citicorp USA, Inc., as syndication agent and lender. As of December 31, 2006, $300 million in term loan borrowings was outstanding under the Term Loan Agreement. We may voluntarily prepay amounts outstanding under the Term Loan Agreement, in whole or in part, at any time without penalty or premium (subject to certain customary breakage costs). At our option, borrowings under the Term Loan Agreement generally may be designated and maintained

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as either base rate loans or eurodollar rate loans. Base rate loans generally bear interest at a rate per annum equal to the sum of (i) the higher of (a) the applicable prime commercial rate and (b) the Federal Funds Rate plus 0.5% and (ii) a margin that is fixed within a range of 0 basis points to 50 basis points, depending on our debt rating by S&P. Eurodollar rate loans generally bear interest at a rate per annum equal to the sum of (i) the applicable eurodollar interest rate (LIBOR) and (ii) a margin that is fixed within a range of 62.5 basis points to 150 basis points, depending on our debt rating by S&P. As of December 31, 2006, the applicable margin was 1.50% over LIBOR, and the interest rate on the term loan borrowings was 6.86%. This interest rate is effective until June 27, 2007 at which time the interest rate will be reset for the next period. Borrowings under the Term Loan Agreement have a final maturity date of June 23, 2011.

The Term Loan Agreement contains representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in our revolving credit facility. Upon an event of a default under the Term Loan Agreement, the obligations under the Term Loan Agreement may be accelerated and the applicable interest rate increased. As of December 31, 2006, we are in compliance with all covenants under the Term Loan Agreement.

Amendments

On November 6, 2006, we amended the revolving credit facility, Bridge Loan Agreement and Term Loan Agreement to allow for the repurchase of up to $500 million of our capital stock, subject to specified conditions contained in such agreements (including a maximum leverage ratio), without limitation as to the source of funds used to make the repurchases. Immediately prior to the November 6, 2006 amendments, the revolving credit facility, the Bridge Loan Agreement and the Term Loan Agreement would have allowed for repurchases of capital stock of up to $500 million only with proceeds from a financing transaction incurred specifically to fund stock repurchases, effectively limiting our share repurchases in any period of four consecutive quarters (in the absence of such a financing transaction) to no more than $75 million (plus proceeds received by us from the exercise of stock options held by employees, management or directors of the company and any tax benefit to us related to such exercise) less other restricted payments made in such period.

Letters of Credit

We can obtain letters of credit in an aggregate amount of $300 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2006 and December 31, 2005, we had outstanding letters of credit for $117.2 million and $102.9 million, respectively, resulting in the maximum amount available for borrowing under the revolving credit facility of $582.8 million as of December 31, 2006. As of December 31, 2006, no amounts have been drawn on any of these letters of credit. As of December 31, 2005, no amounts were drawn on the letters of credit and the maximum amount available for borrowing under the revolving credit facility was $597.1 million.

The weighted average annual interest rate on our financing arrangements was approximately 8.9%, 9.9% and 7.2% for the years ended December 31, 2006, 2005 and 2004, respectively.

Interest Rate Swap Contracts

In connection with the redemption of our Senior Notes on August 14, 2006, we terminated and settled the Swap Contracts on September 26, 2006 and recognized a pretax loss of $11.1 million associated with the termination and settlement of the Swap Contracts. See Note 2 for additional information on the settlement of our Swap Contracts.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had entered into four Swap Contracts with four different major financial institutions as a part of our hedging strategy to manage certain exposures related to changes in interest rates on the fair value of our outstanding Senior Notes. Under these Swap Contracts, we paid an amount equal to a specified variable rate of interest times a notional principal amount and received in return an amount equal to a specified fixed rate of interest times the same notional principal amount.

The Swap Contracts had an aggregate notional principal amount of $400 million and effectively converted the fixed interest rate on the Senior Notes to a variable rate of six-month LIBOR plus 399.625 basis points.

As of December 31, 2005, the Swap Contracts were reflected at negative fair value of $11.3 million in our consolidated balance sheet and the related Senior Notes were reflected at an amount equal to the sum of their carrying value less $11.3 million.

Note 7—Stock Option and Long-Term Incentive Plans

On December 31, 2006, the compensation cost that has been charged against income under our various stock option and long-term incentive plans was $20.1 million. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $7.8 million (See Note 2).

We have various stock option and long-term incentive plans which permit the grant of stock options and other equity awards, including but not limited to restricted stock, RSUs and performance awards to certain employees, officers and non-employee directors. On June 1, 2005, we terminated our employee stock purchase plan, under which substantially all of our full-time employees were eligible to participate. The stockholders have approved our various stock option and long-term incentive plans except for the 1998 Stock Option Plan, which was adopted by our Board of Directors. In May 2005, the stockholders approved the Health Net, Inc. 2005 Long-Term Incentive Plan, which is an amendment and restatement of the 2002 and 1997 Stock Option Plans. Starting in May 2006, when the 2006 Long-Term Incentive Plan (2006 LTIP) was approved by stockholders, equity grants were no longer issued out of the 1998 Stock Option Plan and the 2005 Long-Term Incentive Plan. All equity grants have since been issued out of the 2006 LTIP including grants to non-employee directors.

We grant stock options at exercise prices at or above the fair market value of the Company’s common stock on the date of grant. The stock options carry a maximum term of up to 10 years, and, in general, stock options and other equity awards vest based on one to five years of continuous service, except for certain awards where vesting is accelerated by virtue of attaining certain performance targets. As of December 31, 2006, there were no outstanding options that had market or performance condition accelerated vesting provisions. Stock options and other equity awards under the plans also provide for accelerated vesting under the circumstances set forth in the plans and equity award agreements upon the occurrence of a change in control (as defined in the plans). Under the 2006 LTIP, the grant of any award other than an option reduces the number of shares of common stock available for issuance under the Plan by two shares of common stock for each award and is deemed to be an award of two shares of common stock for each share subject to the award. We have reserved up to an aggregate of 16.2 million shares of our common stock for issuance under the stock option and long-term incentive plans. Under our employee stock purchase plan, we provided employees with the opportunity to purchase stock through payroll deductions. On March 4, 2005, the Board of Directors approved the termination of our employee stock purchase plan effective June 1, 2005. Prior to June 1, 2005, eligible employees were able to purchase on a monthly basis our Common Stock at 85% of the lower of the market price on either the first or last day of each month.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2006	2005	2004
Risk-free interest rate	4.83%	4.29%	2.65%
Expected option lives (in years)	4.4	3.7	3.6
Expected volatility for options	27.7%	30.6%	28.6%
Expected dividend yield	None	None	None

The weighted-average grant-date fair values for options granted during 2006, 2005 and 2004 were $14.52, $9.31 and $6.85, respectively. The total intrinsic value of options exercised was $52.6 million, $55.3 million and $6.4 million during the years ended December 31, 2006, 2005 and 2004, respectively.

A summary of option activity under our various plans as of December 31, 2006, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	11,812,650	$26.47
Granted	1,296,929	46.58
Exercised	(2,852,176)	26.29
Forfeited or expired	(995,561)	30.43

Outstanding at December 31, 2006	9,261,842	$28.92	6.31	$183,137,446

Vested or expected to vest at December 31, 2006 (reflecting estimated forfeiture rates effective January 1, 2006)	9,013,976	$28.66	6.24	$180,566,179

Exercisable at December 31, 2006	5,124,968	$24.94	4.94	$121,593,849

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 7.63 – $20.60	424,328	3.02	$13.04	424,328	$13.04
20.81 – 22.64	933,726	5.58	22.59	933,726	22.59
22.76 – 23.02	1,150,869	4.28	23.01	1,130,185	23.01
23.40 – 23.64	382,000	7.23	23.63	153,500	23.63
23.83 – 24.06	1,234,597	6.18	24.05	724,051	24.05
24.13 – 28.24	362,207	6.81	26.83	237,833	26.92
28.87 – 28.90	1,016,453	7.14	28.90	390,117	28.90
28.91 – 29.20	1,033,242	8.15	29.20	191,391	29.19
29.28 – 32.50	931,434	2.64	32.05	800,710	32.23
32.59 – 52.05	1,792,986	8.92	42.89	139,127	36.34

$ 7.63 – $52.05	9,261,842	6.31	$28.92	5,124,968	$24.94

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have entered into restricted stock and RSU agreements with certain employees. We have awarded shares of restricted common stock under the restricted stock agreements and rights to receive common stock under the RSU agreements to certain employees. Each RSU represents the right to receive, upon vesting, one share of common stock. Awards of restricted stock and RSUs are subject to restrictions on transfer and forfeiture prior to vesting. During the years ended December 31, 2006, 2005 and 2004, we awarded 0, 30,000 and 96,000 shares of restricted common stock, respectively, and 607,379, 0 and 0 RSUs, respectively.

A summary of the status of the Company’s restricted common stock as of December 31, 2006, and changes during the year then ended is presented below:

	Restricted Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2006	273,666	$25.15
Granted	—	—
Vested	(125,041)	24.82
Forfeited	(60,000)	25.68

Balance at December 31, 2006	88,625	$25.26

Expected to vest at December 31, 2006	88,625	$25.26

A summary of RSU activity under our various plans as of December 31, 2006, and changes during the year then ended is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	—	$—	$—
Granted	607,379	47.16	0.001
Vested	—	—	—
Forfeited	(61,293)	46.97	0.001

Outstanding at December 31, 2006	546,086	$47.19	$0.001	3.19	$26,571,998

Expected to vest at December 31, 2006 (reflecting estimated forfeiture rates effective January 1, 2006)	475,807	$47.19	$0.001	3.19	$23,152,318

The fair value of restricted common stock and RSUs is determined based on the market value of the shares on the date of grant. The weighted-average grant-date fair values of restricted common stock granted during the year ended December 31, 2006, 2005 and 2004 were $0, $28.96 and $24.88, respectively. The total fair value of restricted shares vested during the years ended December 31, 2006, 2005 and 2004, was $6.0 million, $1.5 million and $0.8 million, respectively. The weighted-average grant-date fair value of RSUs granted during the year ended December 31, 2006 was $47.16. No RSUs were granted prior to 2006. Compensation expense recorded for the restricted common stock was $498,000, $2,497,000 and $1,899,000 during the years ended December 31, 2006, 2005 and 2004, respectively. Compensation expense recorded for the RSUs was $4,049,000, $0 and $0 during the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock units and restricted stock was $22.1 million, $20.9 million and $0.1 million, respectively, which is expected to be recognized over a weighted-average period of 1.5 years, 3.3 years and 0.2 years, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Company’s various stock option and long-term incentive plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and exercise price obligations arising from the vesting of stock options and other equity awards made thereunder. During the year ended December 31, 2006, we withheld 163,339 shares of common stock at the election of employees and non-employee directors to satisfy their tax withholding and exercise price obligations arising from the vesting of stock options and restricted stock awards.

We become entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options, restricted shares and RSUs when vesting occurs, the restrictions are released and the shares are issued. Stock options, restricted common stock and RSUs are forfeited if the employees terminate their employment prior to vesting.

Note 8—Capital Stock

As of December 31, 2006, there were 140,690,000 shares of our Common Stock issued and 28,815,000 shares of Common Stock held in treasury, resulting in 111,875,000 shares of our Common Stock outstanding.

Shareholder Rights Plan

On July 27, 2006, our Board of Directors approved the extension of the benefits afforded by our former shareholder rights plan, which expired at the close of business on July 31, 2006, by adopting a new shareholder rights plan pursuant to a Rights Agreement with Wells Fargo Bank, N.A. (the “Rights Agent”), dated as of July 27, 2006 (the “Rights Agreement”).

In connection with the Rights Agreement, on July 27, 2006, our Board of Directors declared a dividend distribution of one right (a “Right”) for each outstanding share of Common Stock to stockholders of record at the close of business on August 7, 2006 (the “Record Date”). Our Board of Directors also authorized the issuance of one Right for each share of Common Stock issued after the Record Date and prior to the earliest of the Distribution Date (as defined below) the redemption of the Rights and the expiration of the Rights and, in certain circumstances, after the Distribution Date. Subject to certain exceptions and adjustment as provided in the Rights Agreement, each Right entitles the registered holder to purchase from us one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock, par value of $0.001 per share, at a purchase price of $170.00 per Right (the “Purchase Price”). The terms of the Rights are set forth in the Rights Agreement.

Rights will attach to all common stock certificates representing shares then outstanding and no separate Rights certificates will be distributed. Subject to certain exceptions contained in the Rights Agreement, the Rights will separate from the Common Stock on the date that is 10 business days following (i) any person, together with its affiliates and associates (an Acquiring Person), becoming the beneficial owner of 15% or more of the outstanding common stock, (ii) the commencement of a tender or exchange offer that would result in any person, together with its affiliates and associates, becoming the beneficial owner of 15% or more of the outstanding common stock or (iii) the determination by the Board of Directors that a person, together with its affiliates and associates, has become the beneficial owner of 10% or more of the common stock and that such person is an “Adverse Person,” as defined in the Rights Agreement (the earliest of such dates being called the “Distribution Date”). The Rights Agreement provides that certain passive institutional investors that beneficially own less than 20% of the outstanding shares of our common stock shall not be deemed to be Acquiring Persons.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Rights will first become exercisable on the Distribution Date and will expire at the close of business on July 31, 2016 unless such date is extended or the Rights are earlier redeemed by us as described below.

Subject to certain exceptions contained in the Rights Agreement, in the event that any person shall become an Acquiring Person or be declared to be an Adverse Person, then the Rights will “flip-in” and entitle each holder of a Right, other than any Acquiring Person or Adverse Person and such person’s affiliates and associates, to purchase, upon exercise at the then-current exercise price of such Right, that number of shares of common stock having a market value of two times such exercise price.

In addition, and subject to certain exceptions contained in the Rights Agreement, in the event that we are acquired in a merger or other business combination in which the common stock does not remain outstanding or is changed or 50% of the assets, cash flow or earning power of the Company is sold or otherwise transferred to any other person, the Rights will “flip-over” and entitle each holder of a Right, other than an Acquiring Person or an Adverse Person and such person’s affiliates and associates, to purchase, upon exercise at the then current exercise price of such Right, such number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times such exercise price.

We may redeem the Rights at any time until the earlier of (i) 10 days following the date that any Acquiring Person becomes the beneficial owner of 15% or more of the outstanding common stock and (ii) the date the Rights expire at a price of $.01 per Right. In addition, at any time after a person becomes an Acquiring Person or is determined to be and Adverse Person and prior to such person becoming (together with such person’s affiliates and associates) the beneficial owner of 50% or more of the outstanding Common Stock, at the election of our Board of Directors, the outstanding Rights (other than those beneficially owned by an Acquiring Person, Adverse Person or an affiliate or associate of an Acquiring Person or Adverse Person) may be exchanged, in whole or in part, for shares of Common Stock, or shares of preferred stock of the Company having essentially the same value or economic rights as such shares.

Stock Repurchase Program

In September 2004, we placed our stock repurchase program on hold, primarily as a result of Moody’s and S&P having downgraded our non-credit-enhanced, senior unsecured long-term debt rating to below investment grade. Our Board of Directors had previously authorized us to repurchase up to $450 million of our common stock under the stock repurchase program.

On October 14, 2006, the Board of Directors authorized the resumption of repurchases of our common stock under the stock repurchase program. At that time, the outstanding amount under the stock repurchase program was $215 million (which amount includes exercise proceeds and tax benefits the Company had received to date from the exercise of employee stock options). The Board of Directors also increased the size of the stock repurchase program by $235 million. As a result, the Company was then authorized under the stock repurchase program to acquire shares of its common stock in an aggregate amount of up to $450 million. Although we are currently limited to repurchases of our common stock in amounts not to exceed $450 million, additional amounts may be added to the program based on exercise proceeds and tax benefits the Company receives from the exercise of employee stock options. However, these additional amounts may not be used to purchase additional shares of our common stock without further approval of the Board of Directors.

On November 9, 2006, we resumed repurchases of our common stock under our stock repurchase program and repurchased 5,470,138 shares for approximately $250 million during the three months ended December 31,

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006. Included in the total repurchases are 2,689,538 shares repurchased at an initial purchase price of $47.22 per share, or $127 million, under an accelerated share repurchase (ASR) agreement with JP Morgan executed on December 14, 2006. Under the ASR agreement, JP Morgan is expected to purchase an equivalent number of shares in the open market over a period of several months. The repurchased shares are subject to a future price adjustment based on JP Morgan’s volume-weighted average purchase price for the shares. If JP Morgan’s volume-weighted average purchase price for the shares is greater than $47.22 per share, we will be required to pay JP Morgan an amount equal to the difference between the volume-weighted average purchase price and $47.22 (True-Up). Under the ASR agreement, we may elect to settle the True-Up in shares of Health Net common stock or cash.

We used net free cash available to fund the share repurchases. The remaining authorization under our stock repurchase program as of December 31, 2006 was $200 million. As of December 31, 2006, we had repurchased an aggregate of 25,448,793 shares of our common stock under our stock repurchase program at an average price of $30.92 for aggregate consideration of approximately $787 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options).

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

Our stock repurchase program does not have an expiration date. The stock purchase program may be suspended or discontinued at any time. As of December 31, 2006, we have not terminated any repurchase program prior to its expiration date.

Note 9—Employee Benefit Plans

Defined Contribution Retirement Plans

We and certain of our subsidiaries sponsor defined contribution retirement plans intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Participation in the plans is available to substantially all employees who meet certain eligibility requirements and elect to participate. Employees may contribute up to the maximum limits allowed by Sections 401(k) and 415 of the Code, with Company contributions based on matching or other formulas. Our expense under these plans totaled $16.0 million, $9.6 million and $9.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in general and administrative expense in our consolidated statement of operations.

Deferred Compensation Plans

Effective May 1, 1998, we adopted a voluntary deferred compensation plan pursuant to which certain management and highly compensated employees are eligible to defer between 5% and 90% of their regular compensation and between 5% and 100% of their bonuses, and non-employee members of the Board of Directors (Board) are eligible to defer up to 100% of their directors compensation. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. This plan is unfunded. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account. Certain employee deferrals were invested through a trust until November 2003. In January 2004, the Company adopted a new deferred compensation plan for non-employee members of its Board of Directors. In connection therewith, the Company amended and restated its existing deferred compensation plan to provide that, among other things, non-employee members of the Board are no longer eligible participants under that plan.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2006 and 2005, the liability under these plans amounted to $45.1 million and $40.4 million, respectively. These liabilities are included in other noncurrent liabilities on our consolidated balance sheets. Deferred compensation expense is recognized for the amount of earnings or losses credited to participant accounts. Our expense under these plans totaled $4.6 million, $2.9 million and $3.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in general and administrative expense in our consolidated statement of operations.

Pension and Other Postretirement Benefit Plans

In 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS No. 158). SFAS No. 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the employer’s fiscal year end, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS No. 158 does not change the amount of net periodic benefit cost included in net income or address the various measurements issues associated with postretirement benefit plan accounting. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 for public entities. The requirement to measure the funded status of a plan as of the date of its year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We have adopted the provisions of SFAS No. 158 at December 31, 2006, resulted in an increase in pension obligation of $2.0 million and a decrease in comprehensive income for the same amount.

Pension Plans—We have an unfunded non-qualified defined benefit pension plan, the Supplemental Executive Retirement Plan (adopted in 1996 and amended in August 2004). This plan is noncontributory and covers key executives as selected by the Board of Directors. Benefits under the plan are based on years of service and level of compensation during the final five years of service.

Postretirement Health and Life Plans—Certain of our subsidiaries sponsor postretirement defined benefit health care and life insurance plans that provide postretirement medical and life insurance benefits to directors, key executives, employees and dependents who meet certain eligibility requirements. The Health Net health care plan is non-contributory for employees retired prior to December 1, 1995 who have attained the age of 62; employees retiring after December 1, 1995 who have attained age 62 contribute from 25% to 100% of the cost of coverage depending upon years of service. We have two other benefit plans that we have acquired as part of the acquisitions made in 1997. One of the plans is frozen and non-contributory, whereas the other plan is contributory by certain participants. Under these plans, we pay a percentage of the costs of medical, dental and vision benefits during retirement. The plans include certain cost-sharing features such as deductibles, co-insurance and maximum annual benefit amounts that vary based principally on years of credited service.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the plans’ obligations and funded status at December 31:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(Dollars in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$22.9	$20.5	$10.3	$8.5
Service cost	1.1	1.0	0.4	0.3
Interest cost	1.2	1.2	0.6	0.4
Benefits paid	(0.9)	(0.9)	(0.4)	(0.3)
Actuarial loss (gain)	0.9	1.1	(1.2)	1.4

Benefit obligation, end of year	$25.2	$22.9	$9.7	$10.3

Change in fair value of plan assets:
Plan assets, beginning of year	$—	$—	$—	$—
Employer contribution	0.9	0.9	0.4	0.3
Benefits paid	(0.9)	(0.9)	(0.4)	(0.3)

Plan assets, end of year	$—	$—	$—	$—

Underfunded status, end of year	$(25.2)	$(22.9)	$(9.7)	$(10.3)

Amounts recognized in our consolidated balance sheet as of December 31 consist of:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(Dollars in millions)
Noncurrent assets	—	—	—	—
Current liabilities	$(0.9)	$(0.9)	$(0.4)	$(0.4)
Noncurrent liabilities	(24.3)	(19.0)	(9.3)	(8.0)

Net amount recognized	$(25.2)	$(19.9)	$(9.7)	$(8.4)

Amounts recognized in accumulated other comprehensive income as of December 31 consist of:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(Dollars in millions)
Prior service cost	$1.1	$—	$0.1	$—
Net (gain) loss	0.6	—	0.2	—

	$1.7	$—	$0.3	—

The following table sets forth our plans with an accumulated benefit obligation in excess of plan assets at December 31:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(Dollars in millions)
Projected benefit obligation	$25.2	$22.9	$9.7	$10.3
Accumulated benefit obligation	18.3	17.0	9.7	10.3
Fair value of plan assets	$—	$—	$—	$—

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic benefit cost recognized in our consolidated income statements as general and administrative expense for years ended December 31:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
	(Dollars in millions)
Service Cost	$1.1	$1.0	$0.9	$0.4	$0.3	$0.4
Interest Cost	1.2	1.2	1.0	0.6	0.5	0.5
Amortization of prior service cost	0.5	0.5	0.5	—	—	—
Amortization of net (gain) loss	0.1	—	(0.1)	0.1	(0.1)	—

Net periodic benefit cost	$2.9	$2.7	$2.3	$1.1	$0.7	$0.9

The estimated net (gain) loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.1 million and $0.5 million, respectively.

All of our pension and other postretirement benefit plans are unfunded. Employer contributions equal benefits paid during the year. Therefore, no return on assets is expected.

Additional Information

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Assumptions
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	5.8%	5.5%	5.8%	5.5%
Rate of compensation increase	5.9%	5.9%	N/A	N/A

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	5.5%	5.8%	6.0%	5.5%	5.9%	6.0%
Rate of compensation increase	5.8%	5.8%	5.8%	N/A	N/A	N/A

The discount rates we used to measure our obligations under our pension and other post-retirement plans at December 31, 2006 and 2005 mirror the rate of return expected from high-quality fixed income investments.

	2006	2005
Assumed Health Care Cost Trend Rates at December 31:
Health care cost trend rate assumed for next year	11%	12.0% – 13.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013 – 2014

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2006:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in millions)
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$1.2	$(1.0)

Contributions

We expect to contribute $939,000 to our pension plan and $417,000 to our postretirement health and life plans throughout 2007. The entire amount expected to be contributed, in the form of cash, to the defined benefit pension and postretirement health and life plans during 2007 is expected to be paid out as benefits during the same year.

Estimated Future Benefit Payments

We estimate that benefit payments related to our pension and postretirement health and life plans over the next ten years will be as follows:

	Pension Benefits	Other Benefits
	(Dollars in millions)
2007	$0.9	$0.4
2008	0.9	0.5
2009	0.9	0.6
2010	1.0	0.7
2011	1.2	0.8
Years 2012 – 2016	13.1	4.1

Note 10—Income Taxes

Significant components of the provision for income taxes are as follows for the years ended December 31:

	2006	2005	2004
	(Dollars in millions)
Current:
Federal	$79.7	$111.4	$46.6
State	19.1	31.0	10.6

Total current	98.8	142.4	57.2

Deferred:
Federal	48.5	3.6	(26.1)
State	2.2	0.5	(6.3)

Total deferred	50.7	4.1	(32.4)

Total income tax provision	$149.5	$146.5	$24.8

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate and the effective income tax rate on income is as follows for the years ended December 31:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax effect	2.9	5.4	4.1
Tax exempt interest income	(0.9)	(0.5)	(0.3)
Goodwill and intangible assets amortization	—	0.1	0.5
Examination settlements	—	—	(2.7)
Sale of subsidiaries	(6.2)	(0.6)	(1.7)
Other, net	0.4	(0.5)	1.9

Effective income tax rate	31.2%	38.9%	36.8%

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2006	2005
	(Dollars in millions)
DEFERRED TAX ASSETS:
Accrued liabilities	$57.6	$100.9
Insurance loss reserves and unearned premiums	16.2	16.9
Tax credit carryforwards	1.6	0.5
Accrued compensation and benefits	50.8	38.1
Net operating loss carryforwards	74.3	57.8
Other	5.8	9.1

Deferred tax assets before valuation allowance	206.3	223.3
Valuation allowance	(21.2)	(19.7)

Net deferred tax assets	$185.1	$203.6

DEFERRED TAX LIABILITIES:
Depreciable and amortizable property	$57.4	$45.5
Deferred revenue	27.3	19.0
Other	12.6	14.2

Deferred tax liabilities	$97.3	$78.7

In 2006, 2005 and 2004, income tax benefits attributable to employee stock option and restricted stock transactions of $21.3 million, $21.3 million and $2.5 million, respectively, were allocated to stockholders’ equity.

As of December 31, 2006, we had federal and state net operating loss carryforwards of approximately $116.6 million and $256.6 million, respectively. The net operating loss carryforwards expire at various dates through 2026.

Limitations on utilization may apply to approximately $36.4 million and $50.6 million of the federal and state net operating loss carryforwards, respectively. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits. Of the $21.2 million total valuation allowance, $13.1 million is related to the prior acquisition of a subsidiary. In the event the deferred tax assets for the net operating loss carryforwards of this subsidiary are realized, the future tax benefits will be allocated to reduce the associated goodwill.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in our tax provision for 2006 is a $31.8 million tax benefit from the sale of a subsidiary primarily due the difference in the amount of goodwill included in the carrying value of the stock prior to sale. The difference in carrying value and resulting loss on sale has been reported as a permanent difference in accordance with SFAS No. 109 “Accounting for Income Taxes.” This practice has been consistently applied with respect to prior, substantially similar transactions.

Our tax returns for 2003 and 2004 are currently undergoing an examination by the Internal Revenue Service. No assessments have been proposed to date for these tax years. In 2004, the Internal Revenue Service completed an examination of our tax returns for tax years 2000 through 2002. Resulting examination adjustments were not material, and we agreed to the adjustments. As a result of the examination closure for those years, our liability for unrecognized tax benefits was adjusted in 2004 to reflect the examinations adjustments as well as the reduction of estimated contingent tax costs in accordance with our policy outlined in Note 2.

Note 11—Regulatory Requirements

All of our health plans as well as our insurance subsidiaries are required to periodically file financial statements with regulatory agencies in accordance with statutory accounting and reporting practices. Under the Knox-Keene Health Care Service Plan Act of 1975, as amended, California plans must comply with certain minimum capital or tangible net equity requirements. Our non-California health plans, as well as our health and life insurance companies, must comply with their respective state’s minimum regulatory capital requirements and, in certain cases, maintain minimum investment amounts for the restricted use of the regulators. Within the scope of state statutes and/or other parameters established by the regulators, we have discretion as to whether we invest such funds in cash and cash equivalents or other investments. Restricted cash and cash equivalents, as of December 31, 2006 and 2005, totaled $6.7 million and $5.1 million, respectively. Investment securities held by trustees or agencies pursuant to state regulatory requirements were $111.6 million and $132.1 million as of December 31, 2006 and 2005, respectively. See the “Restricted Assets” section in Note 2 for additional information.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. Health Net, Inc. did not make any capital contributions to its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations during the twelve months ended December 31, 2006.

As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to us. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends which can be paid by the insurance company subsidiaries to us without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. Management believes that as of December 31, 2006, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2001 and 2002, the parties filed and argued various motions and engaged in limited discovery. On April 23, 2003, plaintiffs filed a motion for class certification seeking to certify nationwide classes of Health Net subscribers. On August 5, 2004, the District Court granted plaintiffs’ motion for class certification and issued an order (the “Class Certification Order”) certifying two nationwide classes of Health Net subscribers who received medical services or supplies from an out-of-network provider and to whom the defendants paid less than the providers’ actual charge during the period from 1997 to 2004. Health Net appealed the Class Certification Order to the Court of Appeals for the Third Circuit. On June 30, 2006, the Third Circuit ruled in Health Net’s favor on the appeal. The Third Circuit held that the District Court’s class certification opinion failed to properly define the claims, issues and defenses to be treated on a class basis. The Third Circuit thus vacated the certification order and remanded the case to the District Court for further proceedings. In September 2006, the District Court certified the same classes but limited them to the resolution of 19 legal issues. Health Net requested permission from the Third Circuit to appeal this second certification but the Third Circuit denied the request. In December 2006, Health Net asked the Third Circuit to reconsider its denial. That motion for reconsideration was denied. The District Court has ordered that the notice to the classes be mailed forthwith and that Health Net pay the cost of such notice.

On January 13, 2005, counsel for the plaintiffs in the McCoy/Wachtel actions filed a separate class action against Health Net, Inc., Health Net of the Northeast, Inc., Health Net of New York, Inc., Health Net Life Insurance Co., and Health Net of California, Inc. captioned Scharfman v. Health Net, Inc., 05-CV-00301 (FSH)(PS) (United States District Court for the District of New Jersey) on behalf of the same parties who would have been added to the McCoy/Wachtel action as additional class representatives had the District Court granted the plaintiffs’ motion for leave to amend their complaint in that action. This new action contains similar allegations to those made by the plaintiffs in the McCoy/Wachtel action. It is not yet clear if this case will be subsumed into the McCoy/Wachtel action.

On August 9, 2005, plaintiffs filed a motion with the District Court seeking sanctions against us for a variety of alleged misconduct, discovery abuses and fraud on the District Court. The District Court held twelve days of hearings on plaintiffs’ sanctions motion between October 2005 and March 2006. During the course of the hearings, and in their post-hearings submissions, plaintiffs also alleged that some of Health Net’s witnesses engaged in perjury and obstruction of justice. Health Net denied all such allegations. On December 6, 2006, the District Court issued an opinion and order finding that Health Net’s conduct was sanctionable. The District Court

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ordered a number of sanctions against Health Net, including, but not limited to: striking a number of Health Net’s trial exhibits and witnesses; deeming a number of facts to be established against Health Net; requiring Health Net to retain a discovery monitor at its expense to oversee the completion of discovery in these cases; ordering that a monetary sanction be imposed upon Health Net once the District Court reviews Health Net’s financial records; ordering Health Net to pay plaintiffs’ counsel’s fees and expenses associated with the sanctions motion and motions to enforce the District Court’s discovery orders and redeposing Health Net witnesses. The District Court also ordered that Health Net produce a large number of privileged documents that were first discovered and revealed by Health Net as a result of the email backup tape restoration effort discussed below.

While the sanctions proceedings were progressing, the District Court and the Magistrate Judge overseeing discovery entered a number of orders relating, inter alia, to production of documents. In an Order dated May 5, 2006 (the “May 5 Order”), the District Court ordered the restoration, search and review of backed-up emails to 59 current and former Health Net associates. The May 5 Order set an initial deadline of July 15, 2006, to complete the restoration, search and production of emails.

Health Net located 5,034 back-up tapes and had to restore all of them to identify and extract those emails and attachments belonging to the 59 associates identified in the May 5 Order. This restoration process was complex, time consuming and expensive as it involved dealing with over 14 billion pages of documents. During the course of this project, Health Net discovered that completion of the project was technologically impossible using commercially available means by the July 15, 2006 deadline. As a result, Health Net requested additional time to complete the project. The District Court granted an extension and ordered that the restoration and production of emails be completed by September 30, 2006. Health Net was unable to complete the project by the September 30, 2006 deadline and again requested additional time to complete the project. The District Court denied this request and stated that there would be a per diem penalty for every day past September 30, 2006 that the production was not completed. Health Net completed the restoration project on November 30, 2006. The District Court has not yet announced what, if any, penalty will be imposed for failing to meet the September 30, 2006 deadline.

The May 5 Order also set forth certain findings regarding plaintiffs’ argument that the “crime-fraud” exception to the attorney-client privilege should be applied to certain documents for which Health Net claimed a privilege. In this ruling, the District Court made preliminary findings that a showing of a possible crime or fraud was made with respect to Health Net’s interactions with New Jersey Department of Banking & Insurance and the payment of a second restitution in New Jersey. The review of privileged documents under the “crime-fraud” exception was assigned by the District Court to the Magistrate Judge, who was to review the documents and make a recommendation to the court. On January 22, 2007, the Magistrate Judge made a recommendation that the assertion of privilege for a number of the documents was vitiated by the crime-fraud exception. Health Net has appealed this ruling to the District Court.

On May 11, 2006, the District Court issued another opinion regarding the privileged documents, ruling that there was a “fiduciary” exception to the attorney-client privilege and that the fiduciary exception to the attorney-client privilege should apply to this litigation. The District Court found that functions Health Net performs relating to medical reimbursement determinations are fiduciary functions, therefore making Health Net potentially liable to plaintiffs as a fiduciary under ERISA. On June 12, 2006, Health Net appealed this ruling to the Third Circuit. Oral argument has been held but a decision has not yet been rendered. Health Net has also appealed the District Court’s December 6, 2006 order that it had waived the attorney-client privilege by not claiming the privilege prior to the documents being found in the backup email tapes.

We intend to continue to defend ourselves vigorously in this litigation. These proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these proceedings depending, in part, upon the results of operations or cash flow for such period. Due to the developments in these two cases during the fourth quarter of 2006, we recorded a litigation charge of $37.1 million representing our legal defense costs (see Note 14).

In Re Managed Care Litigation

Various class action lawsuits brought on behalf of health care providers against managed care companies, including us, were transferred by the Judicial Panel on Multidistrict Litigation (“JPML”) to the United States District Court for the Southern District of Florida for coordinated or consolidated pretrial proceedings in In re Managed Care Litigation, MDL 1334. The first of such cases was filed against us on May 25, 2000. These provider track actions generally alleged that the defendants, including us, systematically underpaid physicians and other health care providers for medical services to members, have delayed payments to providers, imposed unfair contracting terms on providers, and negotiated capitation payments inadequate to cover the costs of the health care services provided and assert claims under the Racketeer Influenced and Corrupt Organizations Act (RICO), ERISA, and several state common law doctrines and statutes. The lead physician provider track action asserted claims on behalf of physicians and sought certification of a nationwide class.

On May 3, 2005, we and the representatives of approximately 900,000 physicians and state and other medical societies announced that we had signed an agreement settling the lead physician provider track action. The settlement agreement requires us to pay $40 million to general settlement funds and $20 million for plaintiffs’ legal fees and to commit to several business practice changes. During the three months ended March 31, 2005, we recorded a pretax charge of approximately $65.6 million in connection with the settlement agreement, legal expenses and other expenses related to the MDL 1334 litigation. On July 6, 2006, we made payments, including accrued interest, totaling approximately $61.9 million.

On September 26, 2005, the District Court issued an order granting its final approval of the settlement agreement and directing the entry of final judgment. Four physicians appealed the order approving the settlement, but each of the physicians moved to dismiss their appeals, and all of the appeals were dismissed by the Eleventh Circuit by June 20, 2006. On July 19, 2006, joint motions to dismiss were filed in the District Court with respect to all of the remaining tag-along actions in MDL 1334 filed on behalf of physicians. As a result of the physician settlement agreement, the dismissals of the various appeals, and the filing of the agreed motions to dismiss the tag along actions involving physician providers, all cases and proceedings relating to the physician provider track actions against us have been resolved.

Other cases in MDL 1334 are brought on behalf of non-physician health care providers against us and other managed care companies and seek certification of a nationwide class of similarly situated non-physician health care providers. These cases are still pending but have been stayed in the multi-district proceeding. On September 12, 2006, Judge Moreno dismissed one of those cases on grounds that the plaintiffs failed to file a status report. The plaintiffs in that case subsequently filed a motion to vacate the dismissal in which they contend that they did file a status report. We intend to defend ourselves vigorously in the remaining non-physician cases. These proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of these proceedings should not have a material adverse effect on our financial condition and liquidity.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lawsuits Relating to Sale of Businesses

AmCareco Litigation

We are a defendant in two related litigation matters pending in Louisiana and Texas state courts, both of which relate to claims asserted by three separate state receivers overseeing the liquidation of three health plans in Louisiana, Texas and Oklahoma that were previously owned by our former subsidiary, Foundation Health Corporation (FHC). In 1999, FHC sold its interest in these plans to AmCareco, Inc. (AmCareco). We retained a minority interest in the three plans after the sale. Thereafter, the three plans became known as AmCare of Louisiana (AmCare-LA), AmCare of Oklahoma (AmCare-OK) and AmCare of Texas (AmCare-TX). In 2002, three years after the sale of the plans to AmCareco, each of the AmCare plans was placed under state oversight and ultimately into receivership. The receivers for each of the AmCare plans later filed suit against certain of AmCareco’s officers, directors and investors, AmCareco’s independent auditors and its outside counsel in connection with the failure of the three plans. The three receivers also filed suit against us contending that, among other things, we were responsible as a “controlling shareholder” of AmCareco following the sale of the plans for post-acquisition misconduct by AmCareco and others that caused the three health plans to fail and ultimately be placed into receivership.

The action brought against us by the receiver for AmCare-LA action originally was filed in Louisiana on June 30, 2003. That original action sought only to enforce a parental guarantee that FHC had issued in 1996. The AmCare-LA receiver alleged that the parental guarantee obligated FHC to contribute sufficient capital to the Louisiana health plan to enable the plan to maintain statutory minimum capital requirements. The original action also alleged that the parental guarantee was not terminated by virtue of the 1999 sale of the Louisiana plan. The actions brought against us by AmCare-TX and AmCare-OK originally were filed in Texas state court on June 7, 2004 and included allegations that after the sale to AmCareco we were nevertheless responsible for the mismanagement of the three plans by AmCareco and that the three plans were insolvent at the time of the sale to AmCareco. On September 30, 2004 and October 15, 2004, respectively, the AmCare-TX receiver and the AmCare-OK receiver intervened in the pending AmCare-LA litigation in Louisiana. Thereafter, all three receivers amended their complaints to assert essentially the same claims against us and successfully moved to consolidate their three actions in the Louisiana state court proceeding. The Texas state court ultimately stayed the Texas action and ordered that the parties submit quarterly reports to the Texas court regarding the status of the consolidated Louisiana litigation.

On June 16, 2005, a consolidated trial of the claims asserted against us by the three receivers commenced in state court in Baton Rouge, Louisiana. The claims of the receiver for AmCare-TX were tried before a jury and the claims of the receivers for the AmCare-LA and AmCare-OK were tried before the judge in the same proceeding. On June 30, 2005, the jury considering the claims of the receiver for AmCare-TX returned a verdict against us in the amount of $117.4 million, consisting of $52.4 million in compensatory damages and $65 million in punitive damages. The Court later reduced the compensatory and punitive damages awards to $36.7 million and $45.5 million, respectively and entered judgments in those amounts on November 3, 2005. We thereafter filed a motion for suspensive appeal and posted the required security as required by law.

The proceedings regarding the claims of the receivers for AmCare-LA and AmCare-OK concluded on July 8, 2005. On November 4, 2005, the Court issued separate judgments on those claims that awarded $9.5 million in compensatory damages to AmCare-LA and $17 million in compensatory damages to AmCare-OK, respectively. The Court later denied requests by AmCare-LA and AmCare-OK for attorneys’ fees and punitive damages. We thereafter filed motions for suspensive appeals in connection with both judgments and posted the required security as required by law, and the receivers for AmCare-LA and AmCare-OK each appealed the orders denying them attorneys’ fees and punitive damages. Our appeals of the judgments in all three cases have

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been consolidated in the Louisiana Court of Appeal but no briefing schedule has been set. On January 17, 2007, the Court of Appeal vacated on procedural grounds the trial court’s judgments denying the AmCare-LA and AmCare-OK claims for attorney fees and punitive damages, and referred those issues instead to be considered with the merits of the main appeal pending before it. The Court of Appeal also has considered and ruled on various other preliminary procedural issues related to the main appeal.

On November 3, 2006, we filed a complaint in the U.S. District Court for the Middle District of Louisiana and simultaneously filed an identical suit in the 19th Judicial District Court in East Baton Rouge Parish seeking to nullify the three judgments that were rendered against us on the grounds of fraud and/or ill practice. We have alleged that the judgments and other prejudicial rulings rendered in these cases were the result of impermissible ex parté contacts between the receivers’ litigation counsel and the trial court during the course of the litigation. Preliminary motions and exceptions have been filed by the receivers for AmCare-TX, AmCare-OK and AmCare-LA seeking dismissal of our claim for nullification on various grounds. Those motions and exceptions have not been heard by the Court.

We have vigorously contested all of the claims asserted against us by the plaintiffs in the consolidated Louisiana actions since they were first filed. We intend to vigorously pursue all avenues of redress in these cases, including the actions for nullification, post-trial motions and appeals, and the prosecution of our pending but stayed cross-claims against other parties. During the three months ended June 30, 2005, we recorded a pretax charge of $15.9 million representing the estimated legal defense costs for this litigation.

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

Shortly after announcing the settlement on October 28, 2003, Capital Z Financial Services Fund II, L.P., and certain of its affiliates (collectively, Cap Z) sued us (Cap Z Action) in New York state court asserting claims arising out of the same BIG transaction that is the subject of the settlement agreement with the SNTL Litigation Trust. Cap Z had previously participated as a creditor in the Superior Lawsuit and is a beneficiary of the SNTL Litigation Trust. In its complaint, Cap Z alleges that we made certain misrepresentations and/or omissions that caused Cap Z to vote its shares of Superior in favor of the acquisition of BIG and to provide approximately $100 million in financing to Superior for that transaction. Cap Z’s complaint primarily alleges that we misrepresented

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and/or concealed material facts relating to the sufficiency of the BIG companies’ reserves and about the BIG companies’ internal financial condition, including accounts receivables and the status of certain “captive” insurance programs. Cap Z alleges that it seeks compensatory damages in excess of $100 million, unspecified punitive damages, costs, and attorneys’ fees.

After removal of the case to federal court and remand back to New York state court, on December 21, 2005, we filed a motion to dismiss all of Cap Z’s claims. On May 5, 2006, the court issued its decision on our motion and dismissed all of Cap Z’s claims, including claims for fraud and claim for punitive damages, except for Cap Z’s claim for indemnification based on the assertion that FHC breached express warranties and covenants under the stock purchase agreement. On June 7, 2006, Cap Z filed an appeal from the Court’s dismissal of its claims for breach of the implied covenant and fraud and dismissal of its punitive damage claim. On June 13, 2006, we filed a cross-appeal from the Court’s refusal to dismiss all of Cap Z’s claims. Oral argument on the appeals was held on November 17, 2006. No decision on the appeals has yet been issued.

Notwithstanding these appeals, the litigation continued in the trial court. On June 2, 2006, we filed an answer to Cap Z’s remaining claim for indemnification. On June 23, 2006, the Court signed a scheduling order providing that all fact discovery is to be completed by February 28, 2007, and expert discovery is to be completed by April 30, 2007. On October 3, 2006, we filed a motion for summary judgment in the trial court seeking dismissal of Cap Z’s remaining claim for indemnification. Oral argument on the motion was held on November 30, 2006. On February 23, 2007, the trial Court granted our motion for summary judgment and directed that judgment be entered in our favor. That order terminates the proceedings in the trial Court. Cap Z’s appeal on the three previously dismissed claims and our cross-appeal remain pending.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the fourth quarter of 2004 we recorded a $169 million pretax charge for expenses associated with settlements with providers that had been, or are currently in the process of being resolved, principally involving these alleged stop-loss claims underpayments. The earnings charge was recorded following a thorough review of all outstanding claims and management’s decision in the fourth quarter of 2004 to enter into negotiations in an attempt to settle a large number of these claims in our California and Northeast health plans. As of December 31, 2006 the provider disputes settlements have been substantially completed. During the year ended December 31, 2006, no significant modification was made to the original estimated provider dispute liability amount. In connection with these settlements, we have entered into new contracts with a large portion of our provider network.

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

We are the subject of a regulatory investigation in New Jersey that relates principally to the timeliness and accuracy of our claim payments for services rendered by out-of-network providers. The regulatory investigation includes an audit of our claims payment practices for services rendered by our out-of-network providers for 1996 through 2005 in New Jersey. Based on the results of the audit, the New Jersey Department of Banking and Insurance may require remediation of certain claims payments for this period and/or assess a regulatory fine or penalty on us. We are engaged in on-going discussions with the New Jersey Department of Banking and Insurance to address these issues.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Potential Settlements

We regularly evaluate litigation matters pending against us, including those described in this Note 12, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in an earnings charge in any particular quarter in which we enter into a settlement agreement. Although we have recorded litigation reserves that represent our best estimate on probable losses, both known and incurred but not reported, our recorded reserves might prove not to be adequate to cover an adverse result or settlement for extraordinary matters such as the matters described in this Note 12. Therefore, the costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our financial condition or results of operations.

Operating Leases and Other Purchase Obligations

Operating Leases

We lease administrative office space throughout the country under various operating leases. Certain leases contain renewal options and rent escalation clauses. Certain leases are cancelable with substantial penalties.

Effective January 1, 2005, we entered into an operating lease agreement to renew our leased office space in Woodland Hills, California for our corporate headquarters. The new lease is for a term of 10 years and has provisions for space reduction at specific times over the term of the lease, but it does not provide for complete cancellation rights. The total future minimum lease commitments under the lease are approximately $25.1 million.

On June 30, 2005, we entered into a Master Lease Financing Agreement (Lease Agreement) with an independent third party (Lessor). Pursuant to the terms of the Lease Agreement, we sold certain of our non-real estate fixed assets with a net book value of $76.5 million as of June 30, 2005 to Lessor for the sale price of $80 million (less approximately $1.0 million in certain costs and expenses) and simultaneously leased such assets from Lessor under an operating lease for an initial term of three years, which term may be extended at our option for an additional term of four quarters subject to the terms of the Lease Agreement. In connection with the sale-leaseback transaction, we granted Lessor a security interest of $80 million in certain of our non-real estate fixed

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets. The gain of $2.5 million on the sale of the fixed assets has been deferred in accordance with SFAS No. 13 “Accounting for Leases” and will be recognized in proportion to the lease expense over the lease term. Payments under the Lease Agreement are $2.8 million per quarter, plus an interest component subject to adjustment based on three-month LIBOR on a quarterly basis. At the expiration of the term of the Lease Agreement, we will have the option to purchase from, or return to, Lessor all, but not less than all, of the leased assets, subject to the terms of the Lease Agreement. The total future minimum lease commitments under the lease are approximately $52.5 million.

Other Purchase Obligations

We have entered into long-term agreements to receive services related to a nurse advice line and other related services, disease and condition management and pharmacy benefit management. The remaining terms are two years for nurse advice line and other related services, two years for disease and condition management and three years for pharmacy benefit management. The total future minimum commitments under these agreements are $10.8 million and are included in the table below. We have also entered into contracts with our health care providers and facilities, the federal government, IT service companies and other parties within the normal course of our business for the purpose of providing health care services. Certain of these contracts are cancelable with substantial penalties.

In 2006, we entered into a new three-year contract agreement with an external third party service provider for it to provide outsourcing services such as enrollment and member billing services as well as claims processing services for our Prescription Drug Plan and Private Fee for Service products. Termination of this agreement is subject to certain termination provisions. The total future commitment under the agreement is approximately $10 million.

As of December 31, 2006, future minimum commitments for operating leases and other purchase obligations for the years ending December 31 are as follows:

	Operating Leases	Other Purchase Obligations
	(Dollars in millions)
2007	$74.9	$35.5
2008	97.1	9.7
2009	48.4	8.0
2010	38.7	2.9
2011	36.7	0.4
Thereafter	63.9	0.5

Total minimum commitments	$359.7	$57.0

Lease expense totaled $69.3 million, $54.1 million and $50.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Other purchase obligation expenses totaled $33.8 million, $29.9 million and $31.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Surety Bonds

During December 2005, the Company elected to post $114.7 million of surety bonds to suspend the effect, and secure appeal, of the final judgment entered against the Company in connection with the AmCareco litigation. The surety bonds are secured by $90.1 million of irrevocable standby letters of credit (the “LC”) issued under the Company’s revolving credit facility in favor of the issuers of the surety bonds.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We will recognize a liability for any amounts actually, or expected to be, funded to these surety bonds or drawn down from the letters of credit. At this time, the Company does not believe it will be required to fund or draw down any amounts related to the surety bonds or the LC. Accordingly, no liability related to the surety bonds or the LC has been recognized in the Company’s financial statements as of December 31, 2006 and 2005.

Note 13—Related Parties

One current executive officer of the Company is a director of an industry-related association, of which the Company is a member and we paid dues of $1.1 million, $1.0 million and $1.0 million in 2006, 2005 and 2004, respectively. The same executive officer was a director of an Internet health services company in which the Company had an investment of $0, $0 and $2.3 million as of December 31, 2006, 2005 and 2004, respectively.

During 1999, three executive officers of the Company, in connection with their hire or relocation, received one-time loans from the Company aggregating $550,000 which ranged from $100,000 to $300,000 each. All the loans made during 1999 were repaid or forgiven as of December 31, 2004. As of December 31, 2006, there were no employee loans outstanding.

Note 14—Litigation, Severance and Related Benefits and Asset Impairments

The following sets forth the principal components of litigation, severance and related benefits and asset impairments for the years ended December 31:

	2006	2005	2004
	(Dollars in millions)
Litigation	$37.1	$81.6	$—
Severance and related benefit costs	—	1.7	25.3
Asset impairment charges	—	—	5.9
Real estate lease termination costs	—	—	1.7

Total	$37.1	$83.3	$32.9

2006 Charges

We recorded the $37.1 million litigation charge in the fourth quarter of 2006 in connection with recent developments in the Wachtel v. Health Net, Inc. et al. and McCoy v. Health Net, Inc. et al. cases. These two lawsuits are styled as nationwide class actions and are pending in the United States District Court for the District of New Jersey on behalf of a class of subscribers in a number of our large and small employer group plans. The recent developments in the fourth quarter of 2006 include the order and opinion filed on December 6, 2006 by the United States District Court for the District of New Jersey that ruled on a number of pending motions relating to various discovery issues on the McCoy/Wachtel litigation as well as actions taken in the Third Circuit Court of Appeals related to class certification. The litigation charge was recorded in anticipation of the Company’s on-going litigation defense expenses in these matters. See Note 12 for additional information on this litigation matter.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 Charges

On May 3, 2005, we and the representatives of approximately 900,000 physicians and state and other medical societies announced that we had signed an agreement (Class Action Settlement Agreement) settling the lead physician provider track action in the multidistrict class action lawsuit, which is more fully described in Note 12. The Class Action Settlement Agreement requires us to pay $40 million to general settlement funds and $20 million for plaintiffs’ legal fees. During the three months ended March 31, 2005, we recorded a pretax charge of approximately $65.6 million in connection with the Class Action Settlement Agreement, legal expenses and other expenses which we believe is our best estimate of our loss exposure related to this litigation. Four physicians appealed the order approving the settlement, but each of the physicians moved to dismiss their appeals, and all of the appeals were dismissed by the Eleventh Circuit by June 20, 2006. Consequently, the Class Action Settlement Agreement became effective on July 1, 2006, and on July 6, 2006, we made payments, including accrued interest, totaling approximately $61.9 million as required by that agreement. The payment had no material impact to our results of operations for the year ended December 31, 2006, as the cost had been fully accrued in the prior year. The payments were funded by cash flows from operations. As a result of the physician settlement agreement, the dismissals of various appeals, and the filing of an agreed motions to dismiss the tag along actions involving physician providers, all cases and proceedings relating to the physician provider track actions against us have been resolved.

On August 2, 2005 and November 4, 2005, a total of three separate judgments were entered against us in connection with a lawsuit arising from the 1999 sale of three of our health plan subsidiaries to Amcareco, Inc. The aggregate amount of the judgments was $108.7 million. During the three months ended June 30, 2005, we recorded a pretax charge of $15.9 million representing total estimated legal defense costs related to this litigation. As of December 31, 2006, no modifications have been made to the original estimated cost. The Company did not accrue any amount for the compensatory or punitive damages awards as of December 31, 2005 and intends to vigorously appeal this judgment.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Segment Information

We currently operate within two reportable segments: Health Plan Services and Government Contracts. Our Health Plan Services reportable segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. Effective in 2006, we excluded administrative services fees revenues from our health plan services premiums; however, they remain included in our Health Plan Services segment pretax income. See Note 1 for information on the reclassification of administrative services fees revenue. Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE program and other health care-related government contracts. Our Government Contracts segment administers one large, multi-year managed health care government contract and other health care related government contracts.

Our two reportable segments are determined by applying the aggregation criteria in SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information.” The financial results of our two reportable segments are reviewed on a monthly basis by our executive operating team which comprises the chief operating decision maker (CODM). We continuously monitor our reportable segments to ensure that they reflect how our CODM manages our company. The operating segments within our Health Plan Services reportable segment all have similar economic characteristics and they meet the additional following five aggregation criteria:

•	Similar managed health care products and services including HMO, PPO and POS,

•	Similar production process as they support similar customer groups and products,

•	Same type of customers, individuals within large and small employer groups and senior and commercial individuals,

•	Similar distribution channels primarily consisting of insurance brokers, and

•	Similar regulatory environment in that the health care industry is highly regulated at both the federal and state levels.

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

The debt refinancing charge, litigation, severance and related benefit costs, asset impairments and net gain on sales of businesses and properties are excluded from our measurement of segment performance since they are not managed within either of our reportable segments.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below are segment data for the three years ended December 31.

2006

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$10,364.7	$2,376.0	$—	$12,740.7
Intersegment revenues	10.1	—	(10.1)	—
Net investment income	111.0	—	—	111.0
Administrative services fees and other income	56.6	—	—	56.6
Interest expense	51.2	—	—	51.2
Depreciation and amortization	25.6	—	—	25.6
Segment pretax income	$444.5	$141.5	$—	$586.0

2005

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$9,506.9	$2,307.5	$—	$11,814.4
Intersegment revenues	8.6	—	(8.6)	—
Net investment income	72.8	—	—	72.8
Administrative services fees and other income	53.4	—	—	53.4
Interest expense	44.6	—	—	44.6
Depreciation and amortization	33.7	—	—	33.7
Segment pretax income	$363.4	$96.2	$—	$459.6

2004

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$9,517.5	$2,021.9	$—	$11,539.4
Intersegment revenues	5.8	—	(5.8)	—
Net investment income	58.2	—	—	58.2
Administrative services fees and other income	48.8	—	—	48.8
Interest expense	33.1	—	—	33.1
Depreciation and amortization	44.3	—	—	44.3
Segment pretax income	$4.9	$94.3	$—	$99.2

Our health plan services premium revenue by line of business is as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Commercial premium revenue	$6,903.5	$6,797.3	$6,942.0
Medicare Risk premium revenue	2,304.4	1,574.1	1,483.2
Medicaid premium revenue	1,156.8	1,135.5	1,092.3

Total Health Plan Services premiums	$10,364.7	$9,506.9	$9,517.5

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income from continuing operations before income taxes and cumulative effect of a change in accounting principle for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(Dollars in millions)
Total reportable segment pretax income	$586.0	$459.6	$99.2
Debt refinancing charge	(70.1)	—	—
Litigation, severance and related benefit costs and asset impairments	(37.1)	(83.3)	(32.9)
Net gain on sale of businesses and properties	—	—	1.1

Income from continuing operations before income taxes	$478.8	$376.3	$67.4

Note 16—Reserves for Claims and Other Settlements

Reserves for claims and other settlements include reserves for claims (incurred but not reported (IBNR) claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our Health Plan Services reporting segment. The table below provides a reconciliation of changes in reserve for claims for the years ended December 31, 2006, 2005 and 2004.

	Health Plan Services Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Reserve for claims (a), beginning of period	$768.7	$794.6	$777.1

Incurred claims related to:
Current year	5,222.0	5,130.4	5,048.3
Prior years (c)	(77.3)	(114.5)	8.7

Total incurred (b)	5,144.7	5,015.9	5,057.0

Paid claims related to:
Current year	4,485.7	4,401.3	4,286.9
Prior years	673.5	640.5	752.6

Total paid (b)	5,159.2	5,041.8	5,039.5

Reserve for claims (a), end of period	754.2	768.7	794.6
Add:
Claims payable	195.6	126.7	127.1
Reserve for provider disputes (d)	8.3	50.5	161.3
Other (e)	90.7	94.3	86.3

Reserves for claims and other settlements, end of period	$1,048.8	$1,040.2	$1,169.3

(a)	Consists of incurred but not reported claims and received but unprocessed claims and reserves for loss adjustment expenses.
(b)	Includes medical claims only. Capitation, pharmacy and other payments including provider settlements are not included.
(c)

This line represents the change in reserves attributable to the difference between the original estimate of incurred claims for prior years and the revised estimate. In developing the revised estimate, there have been no changes in the approach used to determine the key actuarial assumptions, which are the completion factor

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and medical cost trend. Claims liabilities are estimated under actuarial standards of practice and generally accepted accounting principles. The majority of the reserve balance held at each quarter-end is associated with the most recent months’ incurred services because these are the services for which the fewest claims have been paid. The majority of the adjustments to reserves relate to variables and uncertainties associated with actuarial assumptions. The degree of uncertainty in the estimates of incurred claims is greater for the most recent months’ incurred services. Revised estimates for prior years are determined in each quarter based on the most recent updates of paid claims for prior years. As of December 31, 2006, incurred claims related to prior years were estimated to be $77.3 million lower than originally estimated at December 31, 2005. The majority of this amount was due to adjustments to our reserves that related to variables and uncertainties associated with our assumptions. In 2006, as our reserve balance for older months of service decreased, and estimates of our incurred costs for older dates of service became more certain and predictable, our estimates of incurred claims related to prior periods were adjusted accordingly.

As of December 31, 2005, incurred claims related to prior years were estimated to be $114.5 million lower than originally estimated as of December 31, 2004. This was primarily the result of claim processing improvements in California, which shortened the period of time to settle claims. The improvements were taken into consideration when setting reserves at December 31, 2004. During 2005 the actual claim pattern that emerged showed that claim payments had come in even faster than originally estimated and resulted in a more favorable impact to our reserve estimate.
(d)	Includes $35 million and $142 million as of December 31, 2005 and 2004, respectively, for reserves related to provider settlements associated with claims processing and payment issues initially recognized during the fourth quarter of 2004.
(e)	Includes accrued capitation, shared risk settlements, provider incentives and other reserve items.

The following table shows the Company’s health plan services capitated and non-capitated expenses for the years ended December 31:

	Health Plan Services
	2006	2005	2004
	(Dollars in millions)
Total incurred claims	$5,144.7	$5,015.9	$5,057.0
Capitated expenses and shared risk	2,396.8	2,270.7	2,429.5
Pharmacy and other	1,058.9	726.4	927.1

Health plan services	$8,600.4	$8,013.0	$8,413.6

For the years ended December 31, 2006, 2005 and 2004, the Company’s capitated, shared risk, pharmacy and other expenses represented 40%, 37% and 40%, respectively, of the Company’s total health plan services.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Quarterly Information (Unaudited)

The following interim financial information presents the 2006 and 2005 results of operations on a quarterly basis:

2006

	March 31(3)	June 30(1),(3)	September 30(1),(3)		December 31(1),(3)
	(Dollars in millions, except per share data)
Total revenues	$3,186.6	$3,266.1	$3,247.4		$3,208.2
Debt refinancing charge	—	—	70.1		—
Litigation charge	—	—	—		37.1
Income from operations before income taxes	124.9	126.1	92.6		135.2
Net income	76.6	77.0	90.9	(2)	84.8
Basic earnings per share	$0.67	$0.67	$0.78	(2)	$0.74
Diluted earnings per share	$0.65	$0.65	$0.76	(2)	$0.72

(1)	Includes the operations of Universal Care Acquisition effective April 1, 2006.
(2)	Includes $32 million of income tax benefit from the sale of certain subsidiaries (see Note 10).
(3)	Includes CMS risk factor adjustments for our Medicare business.

2005

	March 31	June 30	September 30	December 31
	(Dollars in millions, except per share data)
Total revenues	$2,911.7	$3,019.9	$3,058.8	$2,950.2
Litigation, severance and related benefit costs	67.1	16.2	—	—
Income (loss) from operations before income taxes	32.3	88.1	129.8	126.0
Net income (loss)	21.3	53.6	78.2	76.7
Basic earnings per share (1)	$0.19	$0.48	$0.69	$0.67
Diluted earnings per share (1)	$0.19	$0.47	$0.67	$0.65

(1)	The sum of the quarterly amounts may not equal the year-to-date amounts due to rounding.

Note 18—Subsequent Events

Purchase of Guardian Joint Venture

On February 27, 2007, we announced that we had entered into an agreement with The Guardian Life Insurance Company of America to purchase Guardian’s 50% stake in the Health Care Solutions (“HCS”) joint venture (the “Transition Agreement”). We have deposited approximately $69.4 million into an escrow account pursuant to the terms of our agreement with Guardian, which amount will be released to Guardian upon receipt of required regulatory approvals and satisfaction of all closing conditions, anticipated to be by the end of the second quarter of 2007. The amount of the payment is subject to adjustment based on HCS membership at the closing date.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sale/Leaseback of Shelton, Connecticut Property

On February 23, 2007, we entered into an agreement providing for a sale/leaseback of the company’s 68-acre commercial campus in Shelton, Connecticut (the “Shelton Property”). Under the terms of the agreement, Health Net will sell the Shelton Property to The Dacourt Group, Inc. (“Dacourt”) for approximately $90 million (subject to adjustment based on the terms of the agreement) and Health Net will lease the Shelton Property back from Dacourt under a ten-year lease. The transaction is currently expected to close during the first quarter of 2007, subject to customary closing conditions.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
REVENUES:
Net investment income	$15,269	$5,997	$4,999
Other income	2,902	3,213	2,895
Administrative service agreements	376,562	352,032	351,480

Total revenues	394,733	361,242	359,374
EXPENSES:
General and administrative	392,594	351,721	305,663
Depreciation and amortization	14,280	18,837	21,635
Interest	51,149	44,631	37,777
Debt refinancing charge	70,095	—	—
Litigation, severance and related benefit costs and asset impairments	37,093	83,592	11,722
Net gain on sales of businesses and properties	—	—	(1,170)

Total expenses	565,211	498,781	375,627

Loss from operations before income taxes and equity in net income of subsidiaries	(170,478)	(137,539)	(16,253)
Income tax benefit	53,221	53,543	5,981
Equity in net income of subsidiaries	446,570	313,781	52,876

Net income	$329,313	$229,785	$42,604

See accompanying note to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$206,165	$195,742
Other assets	29,140	29,201
Deferred taxes	33,409	54,739
Due from subsidiaries	75,238	55,752

Total current assets	343,952	335,434
Property and equipment, net	94,091	52,774
Goodwill	394,784	394,784
Other intangible assets, net	5,573	6,562
Investment in subsidiaries	2,530,396	2,133,996
Notes receivable due from subsidiaries	10,000	—
Other assets	59,181	74,858

Total Assets	$3,437,977	$2,998,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to subsidiaries	$247,613	$183,587
Bridge loan	200,000	—
Other liabilities	188,751	219,149

Total current liabilities	636,364	402,736
Intercompany notes payable—long term	635,385	530,086
Senior notes payable	—	387,954
Term loan	300,000	—
Long term deferred taxes	9,018	5,564
Other liabilities	78,245	82,993

Total Liabilities	1,659,012	1,409,333

Commitments and contingencies
Stockholders’ Equity:
Common stock	140	137
Restricted common stock	—	6,883
Unearned compensation	—	(2,137)
Additional paid-in capital	1,027,878	906,789
Treasury common stock, at cost	(891,294)	(633,375)
Retained earnings	1,653,478	1,324,165
Accumulated other comprehensive loss	(11,237)	(13,387)

Total Stockholders’ Equity	1,778,965	1,589,075

Total Liabilities and Stockholders’ Equity	$3,437,977	$2,998,408

See accompanying note to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$36,288	$29,574	$23,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	—	44,188	2,585
Maturities of investments	—	28	—
Purchases of investments	—	(44,185)	—
Sales of property and equipment	393	98,662	1,293
Purchases of property and equipment	(55,033)	(60,770)	(38,813)
Notes receivable due from subsidiaries	(10,000)	—	—
Cash (paid) received related to the (acquisition) sale of businesses	(70,394)	3,106	11,112
Sales and purchases of restricted investments and other	12,456	25,081	(47,077)

Net cash (used in) provided by investing activities	(122,578)	66,110	(70,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in checks outstanding, net of deposits	(12,650)	(3,046)	15,696
Excess tax benefit on share-based compensation	8,083	—	—
Net borrowings (repayments) from subsidiaries	105,299	77,011	(271,105)
Proceeds from exercise of stock options and employee stock purchases	70,294	73,484	19,091
Proceeds from issuance of bridge and term loans	497,334	—	—
Net intercompany proceeds from note payable	—	5,329	—
Repayment of senior notes and debt refinancing costs	(465,045)	—	—
Repurchase of common stock	(253,502)	(449)	(88,706)
Dividends received from subsidiaries	146,900	10,000	137,787
Capital contributions to subsidiaries	—	(160,074)	(32,000)

Net cash provided by (used in) financing activities	96,713	2,255	(219,237)

Net increase (decrease) in cash and cash equivalents	10,423	97,939	(266,813)
Cash and cash equivalents, beginning of period	195,742	97,803	364,616

Cash and cash equivalents, end of period	$206,165	$195,742	$97,803

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

SUPPLEMENTAL SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HEALTH NET, INC.

(Amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Credited to Other Accounts (1)	Deductions	Balance at End of Period
2006:
Allowance for doubtful accounts:
Premiums receivable	$7,204	$6,512	$(6,190)	$—	$7,526
2005:
Allowance for doubtful accounts:
Premiums receivable	$9,016	$3,917	$(5,729)	$—	$7,204
2004:
Allowance for doubtful accounts:
Premiums receivable	$10,523	$7,367	$(8,874)	$—	$9,016

(1)	Credited to premiums receivable on the Consolidated Balance Sheets.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2006 and incorporated herein by reference).

3.2	Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.3	Amendment Number One to Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2005 (File No. 1-12718) and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 8 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 3) (File No. 1-12718) on July 26, 2004 and incorporated herein by reference).

4.2	Rights Agreement dated as of July 27, 2006 by and between Heath Net, Inc. and Wells Fargo Bank, N.A., , as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2006 and incorporated herein by reference).

4.3	Indenture dated as of April 12, 2001 by and between Health Net, Inc. and U.S. Bank Trust National Association, as Trustee (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-12718) and incorporated herein by reference.)

4.4	First Supplemental Indenture, relating to the 8 3/8% Senior Notes due 2011, dated as of June 23, 2006, between Health Net, Inc. and U.S. Bank Trust National Association, as trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.1	Amended and Restated Employment Agreement dated as of October 4, 2006 between Health Net, Inc. and Karin Mayhew (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.2	Amended and Restated Employment Letter Agreement dated as of June 28, 2006 between Health Net, Inc. and B. Curtis Westen (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

†*10.3	Amendment to the Amended and Restated Employment Letter Agreement dated as of January 11, 2007 between Health Net, Inc. and B. Curtis Westen, a copy of which is filed herewith.

†*10.4	Amended and Restated Employment Agreement between Health Net, Inc. and Jay M. Gellert dated as of February 23, 2007, a copy of which is filed herewith.

*10.5	Employment Letter Agreement dated as of August 26, 2004 between Health Net, Inc. and Anthony S. Piszel (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.6	Employment Agreement between James Woys and Health Net, Inc. dated January 30, 2006 (filed as Exhibit 10.8 to the Company’s Annual Report of Form 10-K for the year December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

†*10.7	Amendment to Employment Agreement with James Woys and Health Net, Inc. dated January 24, 2007, a copy of which is filed herewith.

*10.8	Waiver and Release of Claims between Health Net, Inc. and Jeffrey M. Folick, dated as of March 6, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2006 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description
*10.9	Employment Letter Agreement between Health Net, Inc. and Stephen Lynch dated as of January 19, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2005 (file No. 1-12718) and incorporated herein by reference).

*10.10	Amendment to the Employment Letter Agreement between Health Net, Inc. and Stephen Lynch dated as of January 4, 2006 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.11	Employment Letter Agreement between Health Net, Inc. and Steven H. Nelson dated as of June 16, 2004 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.12	Amendment to the Employment Letter Agreement between Health Net, Inc. and Steven H. Nelson dated as of December 16, 2004 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.13	Second Amendment to the Employment Letter Agreement between Health Net, Inc. and Steven H. Nelson dated as of July 20, 2005 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.14	Employment Agreement between Health Net, Inc. and David Olson dated as of May 18, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2005) (File No. 1-12718) and incorporated herein by reference).

†*10.15	Employment Agreement between Health Net, Inc. and Linda Tiano dated as of December 27, 2006, a copy of which is filed herewith.

*10.16	Certain Compensation Arrangements With Respect to the Company’s Non-Employee Directors, as amended and restated on July 27, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.17	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.18	Form of Restricted Stock Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.19	Form of Restricted Stock Unit Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.20	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2007 (File No. 1-12718) and incorporated herein by reference).

*10.21	Form of Performance Award Agreement for CEO of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2007 (File No. 1-12718 and incorporated herein by reference).

*10.22	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.23	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description
*10.24	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Amended and Restated 1998 Stock Option Plan, as amended and restated on December 21, 2005 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.25	Health Net, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2004 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.26	Health Net, Inc. Deferred Compensation Plan for Directors effective January 1, 2004 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.27	Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.28	Amendment Number One to the Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement between Health Net, Inc. and Union Bank of California, adopted January 1, 2001 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.29	Foundation Health Systems, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.30	Amendment to Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.31	Foundation Health Systems, Inc. 1997 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.32	Amendment to 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.33	Second Amendment to 1997 Stock Option Plan (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.34	Foundation Health Systems Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 16, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.35	Amendment One to Foundation Health Systems Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.36	Health Net, Inc. 2002 Stock Option Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.37	Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description
*10.38	Health Net, Inc. 2006 Long-Term Incentive Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006).

*10.39	Health Net, Inc. 2006 Executive Officer Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.40	Amendment One to the Health Net, Inc. 2006 Executive Officer Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.41	Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33- 86524) on November 18, 1994 and incorporated herein by reference).

*10.42	Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.43	Health Net, Inc. Management Incentive Plan adopted December 2004 (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.44	Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.45	Amendments through December 31, 2002 made to the Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.46	Amendment Number Four to the Health Net, Inc. 401(k) Savings Plan adopted August 19, 2004 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.47	Amendment Number Five to the Health Net, Inc. 401(k) Savings Plan adopted March 4, 2005 (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.48	Amendment Number Six to the Health Net, Inc. 401(k) Savings Plan adopted December 21, 2005 (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

†*10.49	Amendment Number Seven to the Health Net, Inc. 401(k) Savings Plan adopted December 27, 2006, a copy of which is filed herewith.

*10.50	Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.51	Amendment Number One to Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of August 1, 2004 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.52	Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

Exhibit Number	Description
*10.53	Amendment Number One Through Three to the Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.54	Foundation Health Corporation Executive Retiree Medical Plan (as amended and restated effective April 25, 1995) (filed as Exhibit 10.101 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

10.55	Five-Year Credit Agreement dated as of June 30, 2004 among the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

10.56	First Amendment to Five-Year Credit Agreement dated as of March 1, 2005 among the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2005 (File No. 1-12718) and incorporated herein by reference).

10.57	Second Amendment to Five-Year Credit Agreement dated as of August 8, 2005 among the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer and the other lenders party thereto (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-12718) and incorporated herein by reference.)

10.58	Third Amendment to Credit Agreement, dated as March 1, 2006, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2006 (File No. 1-12718) and incorporated herein by reference).

10.59	Fourth Amendment and Consent to Credit Agreement, dated as of June 23, 2006, among Health Net, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.60	Fifth Amendment to Credit Agreement, dated as of November 6, 2006, among Health Net, Inc., the lenders party thereto and Bank of American, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.61	Security and Control Agreement, dated June 23, 2006, by and between Health Net, Inc., U.S. Bank Trust National Association, as trustee for the registered holders of the 8 3/8% Senior Notes due 2011, and U.S. Bank National Association, as securities intermediary (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.62	Term Loan Credit Agreement, dated as of June 23, 2006, among Health Net, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp USA Inc., as Syndication Agent, the other lenders party thereto and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.63	First Amendment to Term Loan Credit Agreement, dated as of November 6, 2006, among Health Net, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp USA Inc., as Syndication Agent, and the lenders party thereto (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description
10.64	Bridge Loan Agreement, dated as of June 23, 2006, among Health Net, Inc., the lenders party thereto, The Bank of Nova Scotia, as Administrative Agent and The Bank of Nova Scotia, as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.65	Amendment to Bridge Loan Agreement, dated as of September 21, 2006, among Health Net, Inc., the lenders party thereto and The Bank of Nova Scotia, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2006 (File No. 1-12718) and incorporated herein by reference).

10.66	Second Amendment to Bridge Loan Agreement, dated as of November 6, 2006, among Health Net, Inc., the lenders party thereto and The Bank of Nova Scotia, as Administrative Agent, (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.67	Form of Amended and Restated Indemnification Agreement for directors and executive officers of Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004 (File No. 1-12718) and incorporated herein by reference).

10.68	First Amendment to Office Lease, dated May 14, 2001, between Health Net (a California corporation) and LNR Warner Center, LLC (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

10.69	Lease Agreements dated as of March 5, 2001 by and between Health Net, Inc. and Landhold, Inc. (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.70	Office Lease Agreement dated as of December 22, 2003 by and between Health Net, Inc. and Douglas Emmett Realty Fund 2000 L.P. (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.71	Office Lease dated September 20, 2000 by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

10.72	Second Amendment to Office Lease Agreement dated June 14, 2004 by and between Health Net of Connecticut, Inc. and Beard Sawmill, LLC (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

10.73	First Amendment to Office Lease Agreement dated December 23, 2002 by and between Health Net of Connecticut, Inc. and Beard Sawmill, LLC (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

10.74	Office Lease Agreement dated August 18, 2000 by and between Physicians Health Services of Connecticut, Inc. (predecessor to Health Net of Connecticut, Inc.) and Beard Sawmill, LLC (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

†11	Statement relative to computation of per share earnings of the Company (included in Note 2 to the consolidated financial statements included as part of this Annual Report on Form 10-K).

†21	Subsidiaries of Health Net, Inc., a copy of which is filed herewith.

Exhibit Number	Description
†23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, a copy of which is filed herewith.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.
†	A copy of the exhibit is being filed with this Annual Report on Form 10-K.