Form 10-Q
period 2007-03-31
HEALTH NET INC
filed 2007-05-09
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

or

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

The number of shares outstanding of the registrant’s Common Stock as of May 4, 2007 was 112,251,557 (excluding 29,849,987 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUES
Health plan services premiums	$2,777,259	$2,524,374
Government contracts	607,995	624,637
Net investment income	31,364	23,359
Administrative services fees and other income	12,294	14,260

Total revenues	3,428,912	3,186,630

EXPENSES
Health plan services (excluding depreciation and amortization)	2,341,074	2,105,214
Government contracts	567,099	595,126
General and administrative	291,285	287,253
Selling	69,129	56,538
Depreciation and amortization	7,633	5,344
Interest	9,560	12,226

Total expenses	3,285,780	3,061,701

Income from operations before income taxes	143,132	124,929
Income tax provision	54,547	48,336

Net income	$88,585	$76,593

Net income per share:
Basic	$0.79	$0.67
Diluted	$0.77	$0.65
Weighted average shares outstanding:
Basic	111,970	114,594
Diluted	114,759	118,398

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$949,171	$704,806
Investments—available for sale (amortized cost: 2007—$1,408,443; 2006—$1,430,792)	1,393,161	1,416,038
Premiums receivable, net of allowance for doubtful accounts (2007—$7,304; 2006—$7,526)	234,795	177,625
Amounts receivable under government contracts	190,259	199,569
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	291,862	272,961
Other receivables	196,029	230,865
Deferred taxes	72,107	54,702
Other assets	175,270	161,280

Total current assets	3,502,654	3,217,846
Property and equipment, net	157,464	151,184
Goodwill	751,949	751,949
Other intangible assets, net	41,486	42,835
Deferred taxes	90,953	33,137
Other noncurrent assets	176,158	100,071

Total Assets	$4,720,664	$4,297,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,097,953	$1,048,796
Health care and other costs payable under government contracts	41,952	52,384
IBNR health care costs payable under TRICARE North contract	291,862	272,961
Unearned premiums	402,613	164,099
Bridge loan	—	200,000
Accounts payable and other liabilities	378,233	371,263

Total current liabilities	2,212,613	2,109,503
Loans payable	400,000	300,000
Other noncurrent liabilities	245,477	108,554

Total Liabilities	2,858,090	2,518,057

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2007—142,045 shares; 2006—140,690 shares)	141	140
Additional paid-in capital	1,077,069	1,027,878
Treasury common stock, at cost (2007—29,849 shares of common stock; 2006—28,815 shares of common stock)	(947,187)	(891,294)
Retained earnings	1,743,985	1,653,478
Accumulated other comprehensive loss	(11,434)	(11,237)

Total Stockholders’ Equity	1,862,574	1,778,965

Total Liabilities and Stockholders’ Equity	$4,720,664	$4,297,022

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Restricted Common Stock	Unearned Compensation	Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount				Shares	Amount
Balance as of January 1, 2006	137,898	$137	$6,883	$(2,137)	$906,789	(23,182)	$(633,375)	$1,324,165	$(13,387)	$1,589,075
Comprehensive income:
Net income								76,593		76,593
Change in unrealized depreciation on investments, net of tax benefit of $4,190									(6,550)	(6,550)

Total comprehensive income										70,043

Exercise of stock options including related tax benefit	444	1			14,449					14,450
Repurchases of common stock					1,160	(58)	(2,877)			(1,717)
Issuance of restricted stock										—
Forfeiture of restricted stock										—
Amortization of restricted stock grants					537					537
Lapse of restrictions of restricted stock grants										—
Share-based compensation expense including related tax benefit					4,435					4,435
Reclassification in connection with adopting SFAS No. 123(R)			(6,883)	2,137	4,746					—

Balance as of March 31, 2006	138,342	$138	$—	$—	$932,116	(23,240)	$(636,252)	$1,400,758	$(19,937)	$1,676,823

Balance as of January 1, 2007	140,690	$140	$—	$—	$1,027,878	(28,815)	$(891,294)	$1,653,478	$(11,237)	$1,778,965
Implementation of FIN 48								1,922		1,922

Adjusted balance as of January 1, 2007	140,690	140	—	—	1,027,878	(28,815)	(891,294)	1,655,400	(11,237)	1,780,887
Comprehensive income:
Net income								88,585		88,585
Change in unrealized depreciation on investments, net of tax benefit of $244									(284)	(284)
Defined benefit pension plans:
Prior service cost and net loss									87	87

Total comprehensive income										88,388

Exercise of stock options including related tax benefit	1,225	1			44,075					44,076
Repurchases of common stock and accelerated stock repurchase settlement	133				(125)	(1,034)	(55,893)			(56,018)
Forfeiture of restricted stock	(3)				(88)					(88)
Amortization of restricted stock grants					80					80
Share-based compensation expense including related tax benefit					5,249					5,249

Balance as of March 31, 2007	142,045	$141	$—	$—	$1,077,069	(29,849)	$(947,187)	$1,743,985	$(11,434)	$1,862,574

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,585	$76,593
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	7,633	5,344
Share-based compensation expense	5,240	4,435
Other changes	(1,510)	4,349
Changes in assets and liabilities, net of effects of dispositions or acquisitions:
Premiums receivable and unearned premiums	181,344	186,259
Other current assets, receivables and noncurrent assets	(16,980)	(41,899)
Amounts receivable/payable under government contracts	(1,122)	(29,168)
Reserves for claims and other settlements	49,157	(54,055)
Accounts payable and other liabilities	31,680	70,191

Net cash provided by operating activities	344,027	222,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	383,857	228,995
Maturities of investments	60,004	15,770
Purchases of investments	(419,172)	(252,973)
Sales of property and equipment	83,870	—
Purchases of property and equipment	(19,629)	(15,730)
Cash (paid) received related to the (acquisition) sale of businesses and properties	—	(73,100)
Restricted cash held in escrow and other costs related to pending purchase of a business	(69,780)	—
Purchases of restricted investments and other	(3,970)	(9,027)

Net cash provided by (used in) investing activities	15,180	(106,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	30,652	10,380
Excess tax benefit on share-based compensation	10,399	3,099
Repurchases of common stock	(55,893)	(1,724)
Borrowings under revolving credit facility	100,000	—
Repayment of debt	(200,000)	—

Net cash (used in) provided by financing activities	(114,842)	11,755

Net increase in cash and cash equivalents	244,365	127,739
Cash and cash equivalents, beginning of year	704,806	742,485

Cash and cash equivalents, end of period	$949,171	$870,224

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$12,703	$1,134
Income taxes paid	7,938	30,540
Securities reinvested from restricted available for sale investments to restricted cash	7,347	3,467
Securities reinvested from restricted cash to restricted available for sale investments	1,576	658

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Health Net, Inc. (referred to herein as the Company, we, us or our) prepared the accompanying unaudited consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Certain amounts in the 2006 financial statements have been reclassified to conform to the current presentation. Certain items presented in the consolidated statements of cash flows, amounting to $36.1 million for the three months ended March 31, 2006, have been reclassified between financing activities and operating activities. This reclassification had no impact on our net earnings or balance sheet as previously reported.

2. SIGNIFICANT ACCOUNTING POLICIES

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

We file tax returns in many tax jurisdictions. Often, application of tax rules within the various jurisdictions is subject to differing interpretation. Despite our belief that our tax return positions are fully supportable, we believe that it is probable certain positions will be challenged by taxing authorities, and we may not prevail on the positions as filed. Accordingly, we maintain a liability for the estimated amount of contingent tax challenges by taxing authorities upon examination, in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which we adopted as of January 1, 2007. Prior to 2007, we maintained a liability pursuant to SFAS No. 5, “Accounting for Contingencies.” FIN 48 clarifies the accounting for uncertain taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. The interpretation also requires that any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements be recorded in a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment.

At January 1, 2007 upon adoption of FIN 48, we increased the liability for unrecognized tax benefits by $77 million to a total of $112 million. Approximately $66 million of this increase also increased deferred tax assets, as the amount relates to tax benefits that we expect will be recognized, but for which there exists uncertainty as to the timing of the benefits. Also included in the $77 million increase was a reclassification of $13 million from federal and state taxes payable to the liability for unrecognized tax benefits. The reclassification was necessary to properly encompass the potential impact of all uncertain tax positions within the liability for unrecognized tax benefits. The remaining impact of adopting FIN 48 was a $2 million increase to retained earnings, recorded as a cumulative-effect adjustment as of January 1, 2007.

Of the $112 million total liability for unrecognized tax benefits, approximately $33 million will, if recognized, impact the company’s effective tax rate. Approximately $13 million of the total benefits will, if recognized, impact goodwill from prior acquisitions of subsidiaries, and the remaining $66 million would impact deferred tax assets.

We recognize interest and any applicable penalties which could be assessed related to unrecognized tax benefits in income tax provision expense. The liability for unrecognized tax benefits includes approximately $7 million of accrued interest and an immaterial amount of penalties as of January 1, 2007.

We file tax returns in the federal as well as several state tax jurisdictions. As of January 1, 2007, tax years open to examination by the Internal Revenue Service are 2003 and forward. The most significant state tax jurisdiction for the company is California, and tax years open to examination by that jurisdiction are 2000 and forward. As of January 1, 2007, the company was in the process of closing the examination by California of tax years 2000 and 2001. Presently we are under examination by the Internal Revenue Services as well as various other taxing authorities. As a result of our current examination by the Internal Revenue Service for tax years 2003 – 2005, we believe the liability for unrecognized tax benefits could decrease by approximately $3 - $17 million over the next 12 months, representing possible payments of proposed assessments to deny a portion of a deduction for a 2004 bad debt and a 2003 addition to a workers’ compensation reserve as well to change a method of accounting for deferred revenue. Any payments for these proposed assessments will be funded by operating cash flows. These proposed adjustments will reverse over time. Management is considering acceptance of the proposed assessments.

Comprehensive Income

Our comprehensive income is as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Net income	$88.6	$76.6
Other comprehensive loss, net of tax:
Net change in unrealized depreciation on investments available for sale	(0.3)	(6.6)
Defined benefit pension plans: Prior service cost and net loss amortization	0.1	—

Comprehensive income	$88.4	$70.0

Earnings Per Share

Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents include stock options, restricted stock and restricted stock units (RSUs). Dilutive common stock equivalents reflect the potential dilution that could occur if stock options were exercised and restricted stock and RSUs were vested. Performance share awards are included in the calculation of dilutive common stock equivalents when all performance contingencies have been met or are probable of being met.

Common stock equivalents arising from dilutive stock options, restricted common stock, RSUs and performance shares are computed using the treasury stock method. For the three months ended March 31, 2007 and 2006, this amounted to 2,789,000 and 3,804,000 shares, respectively and includes 167,000 and 152,000 common stock equivalents from dilutive RSUs and restricted common stock, respectively.

During the three months ended March 31, 2007 and 2006, weighted average shares related to certain equity awards of 1,209,000 and 708,000, respectively, were excluded from the denominator for diluted earnings per share because they were anti-dilutive. These options expire through March 2017.

We are authorized to repurchase our common stock under our stock repurchase program authorized by our Board of Directors. See Note 5 for further information on our stock repurchase program.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill by reporting unit is as follows:

	Health Plan Services	Total
	(Dollars in millions)
Balance as of March 31, 2007 and December 31, 2006	$752.0	$752.0

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
		(Dollars in millions)
As of March 31, 2007:
Provider networks	$40.5	$(25.7)	$14.8	19.4
Customer relationships and other (Note 4)	29.5	(2.8)	26.7	11.1

	$70.0	$(28.5)	$41.5

As of December 31, 2006:
Provider networks	$40.5	$(25.1)	$15.4	19.4
Customer relationships and other (Note 4)	29.5	(2.1)	27.4	11.1

	$70.0	$(27.2)	$42.8

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

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 is as follows (dollars in millions):

2007	$4.4
2008	4.4
2009	4.4
2010	4.4
2011	4.0

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of March 31, 2007 and December 31, 2006, the restricted cash and cash equivalents balances totaled $15.4 million and $6.7 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $104.9 million and $111.6 million as of March 31, 2007 and December 31, 2006, respectively, and are included in investments available for sale.

CMS Risk Factor Adjustments

We have an arrangement with CMS for certain of our Medicare products whereby periodic changes in our risk factor adjustment scores for certain diagnostic codes result in changes to our health plan services premium revenues. We recognize such changes when the amounts become determinable, supportable and the collectibility is reasonably assured.

We recognized $26.5 million of favorable Medicare risk factor estimates in our health plan services premium revenues in the three months ended March 31, 2007. Of this amount, $9.9 million was for the 2006 and prior payment years. We also recognized $8.6 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs in the three months ended March 31, 2007. Of this amount, $3.4 million was for the 2006 and prior payment years.

We recognized $25.1 million of favorable Medicare risk factor estimates in our health plan services premium revenues in the three months ended March 31, 2006. Of this amount, $19.1 million was for the 2005 and prior payment years. We also recognized $9.2 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs in the three months ended March 31, 2006. Of this amount, $7.0 million was for the 2005 and prior payment years.

Government Contracts

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs which is negotiated annually during the term of the contract, with underruns and overruns of our target cost borne 80% by the government and 20% by us. We recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable and the collectibility is reasonably assured. During the three months ended March 31, 2007, we recognized a decrease in the revenue estimate of $44 million and a decrease in the cost estimate of $54 million. Such changes in revenue and cost estimates for the three months ended March 31, 2006 were not material.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement

No. 115” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

We evaluate performance and allocate resources based on segment pretax income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, except that intersegment transactions are not eliminated. We include investment income, administrative services fees and other income and expenses associated with our corporate shared services and other costs in determining our Health Plan Services segment’s pretax income to reflect the fact that these revenues and expenses are primarily used to support our Health Plan Services reportable segment.

Our segment information is as follows:

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Three Months Ended March 31, 2007
Revenues from external sources	$2,777.3	$608.0	—	$3,385.3
Intersegment revenues	2.1	—	(2.1)	—
Segment pretax income	102.2	40.9	—	143.1

Three Months Ended March 31, 2006
Revenues from external sources	$2,524.4	$624.6	—	$3,149.0
Intersegment revenues	2.6	—	(2.6)	—
Segment pretax income	95.4	29.5	—	124.9

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Commercial premium revenue	$1,777.5	$1,669.1
Medicare premium revenue	704.8	575.9
Medicaid premium revenue	295.0	279.4

Total Health Plan Services premiums	$2,777.3	$2,524.4

4. ACQUISITIONS AND SALES

Purchase of Guardian Joint Venture

On February 27, 2007, we announced that we had entered into an agreement with The Guardian Life Insurance Company of America (Guardian) to purchase Guardian’s 50% stake in the Health Care Solutions (HCS) joint venture (Guardian Transaction). We have approximately $69.1 million on deposit in an escrow account pursuant to the terms of our agreement with Guardian, which amount will be released to Guardian upon receipt of required regulatory approvals and satisfaction of all closing conditions. The escrow deposit amount is included as a restricted asset in other noncurrent assets in our balance sheet as of March 31, 2007. The amount of the purchase price is subject to adjustment based on HCS membership at the closing date.

Sale-Leaseback of Shelton, Connecticut Property

On March 29, 2007, we sold our 68-acre commercial campus in Shelton, Connecticut (the Shelton Property) to The Dacourt Group, Inc. (Dacourt) and leased it back from Dacourt under an operating lease agreement for an initial term of ten years with an option to extend for two additional terms of ten years each. We received net cash proceeds of $83.9 million and recorded a deferred gain of $60.9 million which will be amortized into income as contra-G&A expense over the lease term.

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

5. STOCK REPURCHASE PROGRAM

Our Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to repurchase up to $450 million of our common stock. Additional amounts may be added to the program based on exercise proceeds and tax benefits received from the exercise of employee stock options if approved by the Board.

The remaining authorization under our stock repurchase program as of March 31, 2007 was $178 million. During the three months ended March 31, 2007, we repurchased 1,000,000 shares of our common stock for aggregate consideration of approximately $54.1 million. We used net free cash available to fund the share repurchases.

On December 14, 2006, we entered into an accelerated share repurchase (ASR) agreement with JP Morgan and repurchased 2,689,538 shares at an initial purchase price of $47.22 per share, or $127 million. Under the ASR agreement, JP Morgan purchased an equivalent number of shares in the open market. The repurchased shares were subject to a price adjustment based on JP Morgan’s volume-weighted average purchase price for the shares. If JP Morgan’s volume-weighted average purchase price for the shares was greater than $47.22 per share, we were required to pay JP Morgan an amount equal to the difference between the volume-weighted average purchase price and $47.22 (True-Up). Under the ASR agreement, we could elect to settle the True-Up in shares of Health Net common stock or cash. On March 15, 2007, we settled the True-Up of approximately $7.1 million by delivering 132,806 shares of our common stock to JP Morgan. The settlement is recorded in our statement of stockholders’ equity.

6. FINANCING ARRANGEMENTS

Term Loan Credit Agreement

We have a $300 million Term Loan Credit Agreement (the “Term Loan Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent and lender, and Citicorp USA, Inc., as syndication agent and lender. As of March 31, 2007 and December 31, 2006, $300 million was outstanding under the Term Loan Agreement. As of March 31, 2007, the applicable margin was 1.175% over LIBOR, and the interest rate on the term loan borrowings was 6.535%. This interest rate is effective until June 27, 2007, at which time the interest rate will be reset for the next period. Borrowings under the Term Loan Agreement have a final maturity date of June 23, 2011.

Revolving Credit Facility

We have a $700 million revolving credit facility under a five-year revolving credit agreement with Bank of America, N.A., as a lender, and, as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto. As of March 31, 2007, $100 million was outstanding under our revolving credit facility, which must be repaid by June 30, 2009 unless the maturity date under the revolving credit facility is extended. Combined with outstanding letters of credit totaling $124.7 million, the maximum amount available for borrowing under the revolving credit facility was $475.3 million. As of March 31, 2007, we were in compliance with all covenants under our revolving credit facility.

Bridge Loan Agreement

On June 23, 2006, we entered into a $200 million Bridge Loan Agreement (the “Bridge Loan Agreement”) with The Bank of Nova Scotia, as administrative agent and lender. We repaid the Bridge Loan in full on the final maturity date of March 22, 2007, partially funded by a $100 million draw on our revolving credit facility.

7. LEGAL PROCEEDINGS

Class Action Lawsuits

McCoy v. Health Net, Inc. et al, and Wachtel v. Guardian Life Insurance Co.

These two lawsuits are styled as nationwide class actions and are pending in the United States District Court for the District of New Jersey on behalf of a class of subscribers in a number of our large and small employer group plans. The Wachtel complaint initially was filed as a single plaintiff case in New Jersey State court on July 23, 2001. Subsequently, we removed the Wachtel complaint to federal court, and plaintiffs amended their complaint to assert claims on behalf of a class of subscribers in small employer group plans in New Jersey on December 4, 2001. The McCoy complaint was filed on April 23, 2003 and asserts claims on behalf of a nationwide class of Health Net subscribers. These two cases have been consolidated for purposes of trial. Plaintiffs allege that Health Net, Inc., Health Net of the Northeast, Inc. and Health Net of New Jersey, Inc. violated ERISA in connection with various practices related to the reimbursement of claims for services provided by out-of-network providers. Plaintiffs seek relief in the form of payment of additional benefits, injunctive and other equitable relief, and attorneys’ fees.

On April 23, 2003, plaintiffs filed a motion for class certification seeking to certify nationwide classes of Health Net subscribers. The District Court granted plaintiffs’ motion for class certification on August 5, 2004, and issued an order (the “Class Certification Order”) certifying two nationwide classes of Health Net subscribers who received medical services or supplies from an out-of-network provider and to whom the defendants paid less than the providers’ billed charge during the period from 1995 to August 31, 2004. Health Net appealed the Class Certification Order to the Court of Appeals for the Third Circuit. On June 30, 2006, the Third Circuit ruled in Health Net’s favor on the appeal. The Third Circuit held that the District Court’s class certification opinion failed to properly define the claims, issues and defenses to be treated on a class basis. The Third Circuit thus vacated the certification order and remanded the case to the District Court for further proceedings. In September 2006, the District Court certified the same classes but limited them to the resolution of 19 legal issues. The District Court has ordered that the notice to the classes be mailed forthwith and that Health Net pay the cost of such notice.

On January 13, 2005, counsel for the plaintiffs in the McCoy/Wachtel actions filed a separate class action against Health Net, Inc., Health Net of the Northeast, Inc., Health Net of New York, Inc., Health Net Life Insurance Co., and Health Net of California, Inc. captioned Scharfman v. Health Net, Inc., 05-CV-00301 (FSH)(PS) (United States District Court for the District of New Jersey) on behalf of the same parties who would have been added to the McCoy/Wachtel action as additional class representatives had the District Court granted the plaintiffs’ motion for leave to amend their complaint in that action. On March 12, 2007, plaintiffs amended the Scharfman complaint by adding the Wachtels and Ms. McCoy as named plaintiffs, dropping Health Net of California, Inc. as a party, and alleging both ERISA and RICO claims based on conduct similar to that alleged in McCoy/Wachtel. The alleged Scharfman claims run from September 1, 2004 until the present. On April 10, 2007, we filed a motion to dismiss all counts of that complaint, which is pending.

On August 9, 2005, plaintiffs filed a motion with the District Court seeking sanctions against us for a variety of alleged misconduct, discovery abuses and fraud on the District Court. The District Court held twelve days of hearings on plaintiffs’ sanctions motion between October 2005 and March 2006. During the course of the hearings, and in their post-hearings submissions, plaintiffs also alleged that some of Health Net’s witnesses engaged in perjury and obstruction of justice. Health Net denied all such allegations. On December 6, 2006, the District Court issued an opinion and order finding that Health Net’s conduct was sanctionable. The District Court ordered a number of sanctions against Health Net, including, but not limited to: striking a number of Health Net’s trial exhibits and witnesses; deeming a number of facts to be established against Health Net; requiring Health Net to pay for a discovery monitor to oversee the completion of discovery in these cases; ordering that a monetary sanction be imposed upon Health Net once the District Court reviews Health Net’s financial records; ordering Health Net to pay plaintiffs’ counsel’s fees and expenses associated with the sanctions motion and motions to enforce the District Court’s discovery orders and redeposing Health Net witnesses. The District Court also ordered that Health Net produce a large number of privileged documents that were first discovered and revealed by Health Net as a result of the email backup tape restoration effort discussed below. Pursuant to the December 6 Order, the District Court appointed a Special Master to determine if we have complied with all discovery orders. Hearings are continuing and the Special Master’s report to the Court is due May 15, 2007.

While the sanctions proceedings were progressing, the District Court and the Magistrate Judge overseeing discovery entered a number of orders relating, inter alia, to production of documents. In an Order dated May 5, 2006 (the “May 5 Order”), the District Court ordered the restoration, search and review of backed-up emails of 59 current and former Health Net associates. The May 5 Order set an initial deadline of July 15, 2006, to complete the restoration, search and production of emails.

Health Net located 5,034 back-up tapes and had to restore all of them to identify and extract those emails and attachments belonging to the 59 associates identified in the May 5 Order. This restoration process was complex, time consuming and expensive as it involved dealing with over 14 billion pages of documents. During the course of this project, Health Net discovered that completion of the project was technologically impossible using commercially available means by the July 15, 2006 deadline. As a result, Health Net requested additional time to complete the project. The District Court granted an extension and ordered that the restoration and production of emails be completed by September 30, 2006. Health Net was unable to complete the project by the September 30, 2006 deadline and again requested additional time to complete the project. The District Court denied this request and stated that there would be a per diem penalty for every day past September 30, 2006 that the production was not completed. Health Net substantially completed the restoration project on November 30, 2006. The District Court has not yet announced what, if any, penalty will be imposed for failing to meet the September 30, 2006 deadline.

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

On May 11, 2006, the District Court issued another opinion and order regarding the privileged documents, ruling that there was a “fiduciary” exception to the attorney-client privilege and that the fiduciary exception to the attorney-client privilege should apply to this litigation. The District Court found that functions Health Net performs relating to medical reimbursement determinations are fiduciary functions, therefore making Health Net potentially liable to plaintiffs as a fiduciary under ERISA. On June 12, 2006, Health Net appealed this ruling to the Third Circuit. Health Net has also appealed the District Court’s December 6, 2006 order that it had waived the attorney-client privilege by not claiming the privilege prior to the documents being found in the backup email tapes. On April 2, 2007, the Third Circuit ruled that the fiduciary exception does not vitiate our claim of attorney-client privilege and vacated the District Court’s May 11, 2006 order.

We intend to continue to defend ourselves vigorously in this litigation. These proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these proceedings depending, in part, upon the results of operations or cash flow for such period. Due to the developments in these two cases during the fourth quarter of 2006, we recorded a litigation charge of $37.1 million representing our legal defense costs.

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

Lawsuits Related to the Sale of Businesses

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

On November 3, 2006, we filed a complaint in the U.S. District Court for the Middle District of Louisiana and simultaneously filed an identical suit in the 19th Judicial District Court in East Baton Rouge Parish seeking to nullify the three judgments that were rendered against us on the grounds of fraud and/or ill practice. We have alleged that the judgments and other prejudicial rulings rendered in these cases were the result of impermissible ex parté contacts between the receivers’ litigation counsel and the trial court during the course of the litigation. Preliminary motions and exceptions have been filed by the receivers for AmCare-TX, AmCare-OK and AmCare-LA seeking dismissal of our claim for nullification on various grounds. The federal Magistrate, after considering the briefs of the parties, found that Health Net had a reasonable basis to infer possible impropriety based on the facts alleged, but also found that the federal court lacked jurisdiction to hear the nullity action. The Magistrate has recommended that the federal judge dismiss Health Net’s federal complaint and has proposed that Health Net pay the attorney fees of the Receivers for filing the action in a court that lacked jurisdiction. Health Net has objected to the Magistrate’s recommendation. The objection is pending. The Receivers’ exceptions pending in the state court nullity action have been continued pending resolution of the federal jurisdictional issues.

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

Notwithstanding these appeals, the litigation continued in the trial court. On June 2, 2006, we filed an answer to Cap Z’s remaining claim for indemnification. On June 23, 2006, the Court signed a scheduling order setting a deadline of February 28, 2007 for completion of all fact discovery and April 30, 2007 for completion of expert discovery. On October 3, 2006, we filed a motion for summary judgment in the trial court seeking dismissal of Cap Z’s remaining claim for indemnification. On February 23, 2007, the trial court granted our motion for summary judgment and directed that judgment be entered in our favor. That order terminates the proceedings in the trial court. On March 27, 2007, Cap Z filed an appeal from the trial court’s dismissal of its remaining claim. That appeal as well as Cap Z’s appeal on the three previously dismissed claims and our cross-appeal remain pending.

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

We are the subject of a regulatory investigation in New Jersey that relates principally to the timeliness and accuracy of our claim payments for services rendered by out-of-network providers. The regulatory investigation includes an audit of our claims payment practices for services rendered by out-of-network providers for 1996 through 2005 in New Jersey. Based on the results of the audit, the New Jersey Department of Banking and Insurance may require remediation of certain claims payments for this period and/or assess a regulatory fine or penalty on us. We are engaged in on-going discussions with the New Jersey Department of Banking and Insurance to address these issues.

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

Potential Settlements

We regularly evaluate litigation matters pending against us, including those described in this Note 7, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in an earnings charge in any particular quarter in which we enter into a settlement agreement. Although we recorded reserves and accrued costs for certain future legal costs that represent our best estimate of probable losses and related future legal costs, both known and incurred but not reported, our recorded amounts might prove not to be adequate to cover an adverse result or settlement for extraordinary matters such as the matters described in this Note 7. Therefore, the costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS

The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and the risks discussed in our other filings from time to time with the SEC.

Any or all forward-looking statements in this Form 10-Q and in any other public filings or statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many of the factors discussed in our filings with the SEC will be important in determining future results. These factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors or other communications by us. You should not place undue reliance on any forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date thereof. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that arise after the date of this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in its entirety since it contains detailed information that is important to understanding Health Net, Inc. and its subsidiaries’ results of operations and financial condition.

OVERVIEW

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.6 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network, provides behavioral health, substance abuse and employee assistance programs (EAPs) to approximately 7.1 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

How We Report Our Results

We operate within two reportable segments, Health Plan Services and Government Contracts, each of which is described below.

Our Health Plan Services reportable segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. We have approximately 3.7 million members, including Medicare Part D members and 96,000 administrative services only (ASO) members, in our Health Plan Services segment.

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

We measure our Health Plan Services segment profitability based on medical care ratio (MCR) and pretax income. The MCR is calculated as health plan services expense (excluding depreciation and amortization) divided by health plan services premiums. Pretax income is calculated as health plan services premiums and administrative services fees and other income less health plan services expense and G&A and other net expenses. See “—Results of Operations—Table of Summary Financial Information” for a calculation of our MCR and “—Results of Operations—Health Plan Services Segment Results” for a calculation of our pretax income.

Health plan services premiums include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage (which premiums are based on a predetermined prepaid fee), Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts, including Medicare Part D, to provide care to enrolled Medicare recipients. Medicare revenue can also include amounts for risk factor adjustments (see Note 2 to our consolidated financial statements). The amount of premiums we earn in a given year is driven by the rates we charge and the enrollment levels. Administrative services fees and other income primarily include revenue for administrative services such as claims processing, customer service, medical management, provider network access and other administrative services. Health plan services expense includes medical and related costs for health services provided to our members, including physician services, hospital and related professional services, outpatient care, and pharmacy benefit costs. These expenses are impacted by unit costs and utilization rates. Unit costs represent the health care cost per visit, and the utilization rates represent the volume of health care consumption by our members.

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

RESULTS OF OPERATIONS

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per share and PMPM data)
REVENUES
Health plan services premiums	$2,777,259	$2,524,374
Government contracts	607,995	624,637
Net investment income	31,364	23,359
Administrative services fees and other income	12,294	14,260

Total revenues	3,428,912	3,186,630

EXPENSES
Health plan services (excluding depreciation and amortization)	2,341,074	2,105,214
Government contracts	567,099	595,126
General and administrative	291,285	287,253
Selling	69,129	56,538
Depreciation	6,541	4,753
Amortization	1,092	591
Interest	9,560	12,226

Total expenses	3,285,780	3,061,701

Income from operations before income taxes	143,132	124,929
Income tax provision	54,547	48,336

Net income	$88,585	$76,593

Net income per share:
Basic	$0.79	$0.67
Diluted	$0.77	$0.65
Pretax margin	4.2%	3.9%
Health plan services medical care ratio (MCR) (a)	84.3%	83.4%
Government contracts cost ratio (b)	93.3%	95.3%
Administrative expense ratio (c)	10.7%	11.5%
Selling costs ratio (d)	2.5%	2.2%
Health plan services premiums per member per month (PMPM) (e)	$259.35	$244.78
Health plan services costs PMPM (e)	$218.62	$204.14

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(b)	Government contracts cost ratio is calculated as government contracts cost divided by government contracts revenue.
(c)	The administrative expense ratio is computed as the sum of G&A and depreciation expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(d)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(e)	PMPM is calculated based on total at-risk member months and excludes ASO member months.

Summary of Operating Results

A summary of our overall operating performance in the three months ended March 31, 2007 is as follows:

•	Pretax margin increased to 4.2% for the three months ended March 31, 2007 from 3.9% for the same period in 2006;

•	MCR increased to 84.3% in the three months ended March 31, 2007 from 83.4% in the same period in 2006;

•	Government contracts cost ratio improved to 93.3% for the three months ended March 31, 2007 compared to 95.3% for the same period in 2006;

•	Administrative expense ratio improved to 10.7% for the three months ended March 31, 2007 from 11.5% for the same period in 2006;

•	Total health plan enrollment, including Medicare Part D, slightly increased to 3,662,000 members at March 31, 2007 from 3,650,000 members at March 31, 2006; and

•	Cash flows from operating activities improved to $344.0 million for the three months ended March 31, 2007 from $222.0 million for the same period in 2006.

Consolidated Segment Results

The following table summarizes the operating results of our reportable segments for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Pretax income:
Health plan services segment	$102.2	$95.4
Government contracts segment	40.9	29.5

Income from operations before income taxes	$143.1	$124.9

Health Plan Services Segment Membership

The following table below summarizes our health plan membership information by program and by state at March 31, 2007 and 2006:

	Commercial		ASO		Medicare		Medicaid		Health Plan Total
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(Membership in thousands)
Arizona	130	118	—	—	45	33	—	—	175	151
California	1,422	1,477	5	6	108	103	694	713	2,229	2,299
Connecticut	172	189	57	70	40	29	85	87	354	375
New Jersey	97	110	19	20	—	—	46	45	162	175
New York	225	215	15	17	8	7	—	—	248	239
Oregon	131	138	—	—	20	18	—	—	151	156
Other states	—	—	—	—	2	—	—	—	2	—

	2,177	2,247	96	113	223	190	825	845	3,321	3,395
Medicare PDP Stand-alone (effective January 1, 2006)	—	—	—	—	341	255	—	—	341	255

Total	2,177	2,247	96	113	564	445	825	845	3,662	3,650

Our total health plan membership increased slightly by 12,000, or 0.3%, from March 31, 2006 to March 31, 2007. The increase in membership was primarily driven by the addition of 86,000 Medicare Part D members and 45,000 members, or a 3% increase, from our individual, small group and mid-market accounts, partially offset by declines in our large group enrollment of 115,000 members, or 13%, from March 31, 2006 to March 31, 2007.

Membership in our commercial health plans decreased by 3% at March 31, 2007 compared to March 31, 2006. This decrease was primarily attributable to the continued impact of premium pricing discipline, particularly on our large group accounts. Our Northeast and California plans had lapse rates of approximately 19% and 12%, respectively, in the three months ended March 31, 2007. The decline in our large group enrollment was primarily driven by our California plan, which experienced a net decline of 102,000 members. The loss in the California large group market was partially due to the loss of approximately 34,000 members from one large account. The Northeast plans experienced net declines of 19,000 and 11,000 members in the mid and large group markets, respectively, which were offset by a net gain of 11,000 members in our New York small group market.

Membership in our Medicare Advantage program increased by 33,000 members, or 17%, at March 31, 2007 compared to March 31, 2006, due to membership growth primarily in Arizona of 12,000 members and Connecticut of 11,000 members. Under Medicare Part D, membership increased by 86,000 members, or 34%, at March 31, 2007 compared to March 31, 2006.

We participate in state Medicaid programs in California, Connecticut and New Jersey. California membership, where the program is known as Medi-Cal, comprised the majority of our Medicaid membership at 84%. Membership in our Medicaid programs decreased by 20,000 members at March 31, 2007 compared to March 31, 2006, primarily due to an enrollment decline in Los Angeles County, which was partially offset by enrollment increases in Healthy Families and Healthy Kids programs in California.

Health Plan Services Segment Results

The following table summarizes the operating results for our health plan services segment for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions, except PMPM data)
Health plan services segment:
Commercial premium revenue	$1,777.5	$1,669.1
Medicare premium revenue	704.8	575.9
Medicaid premium revenue	295.0	279.4

Health plan services premium revenues	$2,777.3	$2,524.4
Health plan services costs	(2,341.1)	(2,105.2)
Net investment income	31.3	23.3
Administrative services fees and other income	12.3	14.3
G&A	(291.3)	(287.3)
Selling	(69.1)	(56.5)
Amortization and depreciation	(7.6)	(5.4)
Interest	(9.6)	(12.2)

Pretax income	$102.2	$95.4

MCR:	84.3%	83.4%
Commercial	83.2%	83.0%
Medicare	87.7%	85.3%
Medicaid	83.3%	82.1%
Health plan services premium PMPM	$259.35	$244.78
Health plan services costs PMPM	$218.62	$204.14
Administrative expense ratio	10.7%	11.5%
Selling costs ratio	2.5%	2.2%

Health Plan Services Premiums

Total health plan services premiums increased by $252.9 million, or 10%, for the three months ended March 31, 2007 as compared to the same period in 2006. On a PMPM basis, premiums increased by 6% in the three months ended March 31, 2007 as compared to the same period in 2006.

Commercial premium revenues increased by $108.4 million, or 6%, for the three months ended March 31, 2007 as compared to the same period in 2006. The increase was attributable to our ongoing pricing discipline and premium rate increases, partially offset by decrease in membership levels. The increase in the commercial premium PMPM was 6.2% for the three months ended March 31, 2007 over the same period in 2006.

Medicare premiums increased by $128.9 million, or 22%, for the three months ended March 31, 2007 as compared to the same period in 2006. This increase was primarily due to an increase in members participating in the Medicare Advantage and Medicare Part D prescription drug program, which resulted in an increase in the premiums we received from CMS, and new private-fee-for-service Medicare plans effective January 1, 2007. Included in the premium increase is favorable Medicare risk factor adjustments totaling $26.5 million (see “—Health Plan Services Costs” for the related increase in capitation expense). Of these adjustments, $9.9 million represented the impact of the 2006 and prior payment years.

Medicaid premiums increased by $15.6 million, or 6%, for the three months ended March 31, 2007 as compared to the same period in 2006. The increase is primarily due to the increase in the Medicaid premium PMPM, which was 5% for the three months ended March 31, 2007 over the same period in 2006.

Health Plan Services Costs

Health plan services costs increased by $235.9 million, or 11%, for the three months ended March 31, 2007 as compared to the same period in 2006. Health plan MCR was 84.3% for the three months ended March 31, 2007 as compared to 83.4% for the same period in 2006. On a PMPM basis, health care costs increased by 7% for the three months ended March 31, 2007 as compared to the same period in 2006.

Our commercial MCR was 83.2% and 83.0% for the three months ended March 31, 2007 and 2006, respectively. The 20 basis point increase reflects a percentage increase in our health care costs on a PMPM basis that slightly outpaced the percentage increase in our commercial premiums on a PMPM basis. The increase in the commercial health care cost trend on a PMPM basis was 6.4% for the three months ended March 31, 2007 over the same period in 2006. Physician and hospital costs rose 6.7% and 8.5% on a PMPM basis, respectively, and pharmacy costs rose 2.1% on a PMPM basis for the three months ended March 31, 2007 over the same period in 2006.

Our Medicare MCR, including Medicare Advantage and Part D, was 87.7% and 85.3% for the three months ended March 31, 2007 and 2006, respectively. This increase is primarily driven by a higher Medicare Advantage MCR of 86.4% for the three months ended March 31, 2007, compared to 84.0% for the same period in 2006. Included in the Medicare health care costs is increased capitation expense from Medicare risk factor adjustments totaling $8.6 million (see “—Health Plan Services Premiums” for the related increase in premium revenue). Approximately $3.4 million of these adjustments represented the impact of the 2006 and prior payment years.

Our Medicaid MCR was 83.3% and 82.1% for the three months ended March 31, 2007 and 2006, respectively. The increase in the Medicaid health care cost PMPM was 6% for the three months ended March 31, 2007 and over the same period in 2006 primarily driven by higher inpatient and outpatient hospital costs.

Administrative Services Fees and Other Income

Administrative services fees and other income decreased by $2.0 million, or 14%, for the three months ended March 31, 2007 as compared to the same period in 2006. The decrease in administrative services fees is primarily due to a decrease in enrollment. The enrollment decline of 17,000 members, or 15%, was primarily in our Connecticut health plan.

Net Investment Income

Net investment income increased by $8.0 million, or 34%, for the three months ended March 31, 2007 as compared to the same period in 2006. The increase was primarily due to higher interest rates on higher cash balances for the quarter and net realized gain of $3.7 million.

General, Administrative and Other Costs

G&A costs increased by $4.0 million, or 1%, for the three months ended March 31, 2007 as compared to the same period in 2006. Our administrative expense ratio decreased to 10.7% for the three months ended March 31, 2007 from 11.5% for the same period in 2006 primarily driven by our focus on expense management.

The selling costs ratio increased to 2.5% from 2.2% for the three months ended March 31, 2007 and March 31, 2006, respectively. This increase is consistent with a 20% increase in commercial new sales and higher rate of broker commissions.

Amortization and depreciation expense increased by $2.2 million for the three months ended March 31, 2007 as compared to the same period in 2006. The increase was primarily due to the addition of new assets placed in production related to various information technology system projects.

Interest expense decreased by $2.6 million, or 21%, for the three months ended March 31, 2007 as compared to the same period in 2006. The decrease was primarily due to the redemption of our Senior Notes in the third quarter of 2006, which had a higher interest rate than our Term Loan and Bridge Loan.

Government Contracts Segment Membership

Under our TRICARE contract for the North Region, we provided health care services to approximately 2.9 million eligible beneficiaries in the Military Health System (MHS) as of March 31, 2007 and March 31, 2006. Included in the 2.9 million eligibles as of March 31, 2007 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.1 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of March 31, 2007, there were approximately 1.4 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

In addition to the 2.9 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer 15 contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 11 states covering approximately 32,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for Government Contracts for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Government Contracts segment:
Revenues	$608.0	$624.6
Costs	567.1	595.1

Pretax income	$40.9	$29.5

Government Contracts Ratio	93.3%	95.3%

Government Contracts revenues decreased by $16.6 million, or 3%, for the three months ended March 31, 2007 as compared to the same period in 2006. Government Contracts costs decreased by $28.0 million, or 5%, for the three months ended March 31, 2007 as compared to the same period in 2006. These decreases are primarily due to the return of payment responsibility, effective beginning in the third quarter of 2006, for health care expenditures for active duty personnel costs in the civilian sector to the government and due to continued improvement in the health care costs in the third option period, which ended on March 31, 2007. These decreases were partially offset by increases in revenues and costs from a behavioral health contract with the Department of Defense for counseling services provided to active military personnel.

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs which is negotiated annually during the term of the contract, with underruns and overruns of our target cost borne 80% by the government and 20% by us. We recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable and the collectibility is reasonably assured. During the three months ended March 31, 2007, we recognized a decrease in the revenue estimate of $44 million and a decrease in the cost estimate of $54 million.

The Government Contracts ratio improved by 200 basis points for the three months ended March 31, 2007 as compared to the same period in 2006 primarily due to moderating health care cost trends and improved health care performance in each successive option period of the TRICARE contract for the North Region particularly in the option period 3 which began on April 1, 2006.

Income Tax Provision

Our income tax expense and the effective income tax rate for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Income tax expense	$54.5	$48.3
Effective income tax rate	38.1%	38.7%

The effective income tax rate differs from the statutory federal tax rate of 35.0% in each period due primarily to state income taxes and tax-exempt investment income. The effective income tax rate for the three months ended March 31, 2007, is lower compared to the same period in 2006 due primarily to changes in the tax reserves.

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

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $190.3 million and $199.6 million as of March 31, 2007 and December 31, 2006, respectively. Our cash flow from operating activities is also impacted by the timing of collections on our amounts receivable from CMS. Our receivable related to our Medicare business was $164.0 million and $171.1 million as of March 31, 2007 and December 31, 2006, respectively.

Operating Cash Flows

Our operating cash flows for the three months ended March 31, 2007 compared to the same period in 2006 are as follows:

	March 31, 2007	March 31, 2006	Change 2007 over 2006
	(Dollars in millions)
Net cash provided by operating activities	$344.0	$222.0	$122.0

Net cash from operating activities increased primarily due to the following:

•	Increase in cash flows from increase in prepayments received from CMS for Medicare Advantage and Part D programs of $76.0 million;

•	Increase in cash flows from our TRICARE contracts of $28.0 million, and

•	Increase in net income of $12.0 million.

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

We completed the sale of our Shelton, Connecticut campus on March 29, 2007, and received net cash proceeds of $83.9 million. See Note 4 to the consolidated financial statements for additional information regarding the sale-leaseback transaction.

As of March 31, 2007, we had approximately $69.1 million deposited in an escrow account pursuant to the terms of our purchase agreement with the Guardian. See Note 4 to the consolidated financial statements for additional information regarding this transaction.

On March 31, 2006, we acquired certain health plan businesses of Universal Care, a California-based health care company and paid $73.1 million in cash. See Note 4 to the consolidated financial statements for additional information.

Our cash flows from investing activities for the three months ended March 31, 2007 compared to the same period in 2006 are as follows:

	March 31, 2007	March 31, 2006	Change 2007 over 2006
	(Dollars in millions)
Net cash provided by (used in) investing activities	$15.2	$(106.1)	$121.3

Net cash provided by investing activities increased primarily due to the following:

•	Proceeds from the sale of our Shelton campus of $83.9 million,

•	Increase in net sales and maturities of investments of $32.9 million, and

•	Decrease in cash paid of $73.1 million for the Universal Care Acquisition on March 31, 2006, partially offset by

•	Increase in restricted cash of $69.1 million for amounts held in escrow related to the Guardian transaction.

Financing Activities

Our cash flows from financing activities for the three months ended March 31, 2007 compared to the same period in 2006 are as follows:

	March 31, 2007	March 31, 2006	Change 2007 over 2006
	(Dollars in millions)
Net cash (used in) provided by financing activities	$(114.8)	$11.8	$(126.6)

Net cash used in financing activities increased during the three months ended March 31, 2007 primarily due the repayment of our $200.0 million Bridge Loan, partially offset by a draw on the revolving credit facility of $100.0 million. Net cash used in financing activities also increased due to an increase of $54.2 million in repurchases of our common stock, partially offset by a $20.3 million increase in proceeds from exercise of employee stock options and stock purchases. See “—Capital Structure” below for additional information regarding the Bridge Loan, our stock repurchase program and our revolving credit facility.

Capital Structure

Stock Repurchase Program. Our Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to repurchase up to $450 million of our common stock. Additional amounts may be added to the program based on exercise proceeds and tax benefits received from the exercise of employee stock options if approved by the Board. During the three months ended March 31, 2007, we repurchased 1 million shares for aggregate consideration of approximately $54.1 million. We used net free cash available to fund these repurchases. The remaining authorization under our stock repurchase program as of March 31, 2007 was $178 million.

On December 14, 2006, we entered into an accelerated share repurchase (ASR) agreement with JP Morgan and repurchased 2,689,538 shares at an initial purchase price of $47.22 per share, or $127 million. Under the ASR agreement, JP Morgan purchased an equivalent number of shares in the open market. The repurchased shares were subject to a price adjustment based on JP Morgan’s volume-weighted average purchase price for the shares. If JP Morgan’s volume-weighted average purchase price for the shares was greater than $47.22 per share, we were required to pay JP Morgan an amount equal to the difference between the volume-weighted average purchase price and $47.22 (True-Up). Under the ASR agreement, we could elect to settle the True-Up in shares of Health Net common stock or cash. On March 15, 2007, we settled the True-Up of approximately $7.1 million by delivering 132,806 shares of our common stock to JP Morgan.

The following table presents by month information related to repurchases of our common stock under our stock repurchase program in 2007 as of March 31, 2007:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b) (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (c) (d)
January 1—January 31	—	—	—	—	$199,786,363
February 1—February 28	—	—	—	—	$199,786,363
March 1—March 31	1,000,000	$54.06	$54,060,000	1,000,000	$177,569,548

Total	1,000,000	$54.06	$54,060,000	1,000,000

(a)	We did not repurchase any shares of our common stock during the three months ended March 31, 2007 outside our publicly announced stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.
(b)	Our stock repurchase program was announced in April 2002. We announced additional repurchase authorization in August 2003 and October 2006.
(c)

A total of $450 million of our common stock may be repurchased under our stock repurchase program. Additional amounts may be added to the program based on exercise proceeds and tax benefits the Company receives from the exercise of employee stock options, but only upon further approval by the Board of

Directors. The remaining authority under our repurchase program includes proceeds received from option exercises and tax benefits the Company received from the exercise of employee stock options through January 31, 2007.

(d)	Our stock repurchase program does not have an expiration date. During the three months ended March 31, 2007, we did not have any repurchase program that expired, and we did not terminate any repurchase program prior to its expiration date.

Revolving Credit Facility. We have a $700 million revolving credit facility under a five-year revolving credit agreement with Bank of America, N.A., as a lender, and, as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto. As of March 31, 2007, $100 million was outstanding under our revolving credit facility, which must be repaid by June 30, 2009 unless the maturity date under the revolving credit facility is extended.

As of March 31, 2007, we were in compliance with all covenants under our revolving credit facility.

We can obtain letters of credit in an aggregate amount of $300 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. No amounts have been drawn on any of these letters of credit. As of April 30, 2007, the maximum amount available for borrowing under the revolving credit facility was $479.2 million.

Term Loan Credit Agreement. We have a $300 million Term Loan Credit Agreement (the “Term Loan Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent and lender, and Citicorp USA, Inc., as syndication agent and lender. As of March 31, 2007 and December 31, 2006, $300 million was outstanding under the Term Loan Agreement. As of March 31, 2007, the applicable margin was 1.175% over LIBOR, and the interest rate on the term loan borrowings was 6.535%. This interest rate is effective until June 27, 2007, at which time the interest rate will be reset for the next period. Borrowings under the Term Loan Agreement have a final maturity date of June 23, 2011.

Bridge Loan Agreement. On June 23, 2006, we entered into a $200 million Bridge Loan Agreement (the “Bridge Loan Agreement”) with The Bank of Nova Scotia, as administrative agent and lender. Borrowings under the Bridge Loan Agreement initially had a final maturity date of September 22, 2006. On September 21, 2006, we amended the Bridge Loan Agreement to, among other things, extend the final maturity date to March 22, 2007. On March 22, 2007, we paid the Bridge Loan in full, partially funded by a $100 million draw on our revolving credit facility.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of March 31, 2007, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At March 31, 2007, we had sufficient capital to exceed this level. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash or other assets to the parent company.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. Health Net, Inc. did not make any capital contributions to its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations during the three months ended March 31, 2007 or thereafter through May 4, 2007.

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

CONTRACTUAL OBLIGATIONS

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2006 in our Annual Report on Form 10-K for the year ended December 31, 2006. Significant changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K are as follows:

	Between April 1, 2007 and December 31, 2007	2008	2009	2010	2011	Thereafter	Total
	(Amounts in millions)
Revolver payable (1)	$—	$—	$100.0	$—	$—	$—	$100.0
Interest on revolver	4.8	5.9	2.8	—	—	—	13.5
FIN 48 liabilities (2)	24.0	—	—	—	—	—	24.0
Shelton campus lease (3)	5.1	6.9	7.6	8.0	8.2	46.4	82.2

(1)	See Note 6 to the consolidated financial statements.
(2)	We can make reasonably reliable estimates of cash settlement or other resolution for those that we anticipate will occur in 2007. See Note 2 to the consolidated financial statements.
(3)	See Note 4 to the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2007, we did not have any off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2006, we identified the critical accounting policies which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, government contracts, goodwill and recoverability of long-lived assets and investments. We have not changed these policies from those previously disclosed in our Annual Report on Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of March 31, 2007 is discussed below. There were no other significant changes to the critical accounting estimates as disclosed in our 2006 Annual Report on Form 10-K.

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

The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by these factors:

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$(49.0) million
1%	$(24.9) million
(1)%	$ 25.8 million
(2)%	$ 52.6 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 27.2 million
1%	$ 13.6 million
(1)%	$(13.6) million
(2)%	$(27.2) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

We are exposed to interest rate and market risk primarily due to our investing and borrowing activities. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and in equity prices. Interest rate risk is a consequence of maintaining variable interest rate earning investments and fixed rate liabilities or fixed income investments and variable rate liabilities. We are exposed to interest rate risks arising from changes in the level or volatility of interest rates, prepayment speeds and/or the shape and slope of the yield curve. In addition, we are exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception may affect the value of financial instruments. No material changes to any of these risks have occurred since December 31, 2006.

For a more detailed discussion of our market risks relating to these activities, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 7 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors.

The risk factors set forth below update, and should be read together with, the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect our operations.

We currently have outstanding a $300 million term loan agreement, which matures in June 2011. In addition, to provide liquidity, we have a $700 million five-year revolving credit facility that expires in June 2009. As of March 31, 2007, $100 million in borrowings were outstanding under our revolving credit facility. The funds drawn on the revolving credit facility were utilized to repay our $200 million bridge loan which matured in March 2007.

We may incur additional debt in the future. Our existing indebtedness and any additional debt we incur in the future through drawings on our revolving credit facility or otherwise could have an adverse effect on our business and future operations. For example, it could:

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

We are considering a variety of options to refinance our outstanding indebtedness, including, without limitation, potential structured financing arrangements and the issuance of new debt securities. Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. There can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements.

Our revolving credit facility and term loan agreement contain restrictive covenants that could limit our ability to pursue our business strategies.

Our revolving credit facility and term loan agreement require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, pay dividends, make investments or other restricted payments, sell or otherwise dispose of assets and engage in other activities. In addition, we are required to comply with certain financial covenants, including a maximum leverage ratio, a minimum borrower cash flow fixed charge coverage ratio or, depending on our debt rating by Moody’s and/or S&P, a minimum fixed charge coverage ratio and a minimum consolidated net worth requirement.

The restrictive covenants under our revolving credit facility and term loan agreement could limit our ability to pursue our business strategies. In addition, any failure by us to comply with the restrictive covenants under our revolving credit facility or term loan agreement could result in an event of default under those borrowing arrangements, in which case the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable, which could have a material adverse effect on our financial condition.

If we are required to publicly disclose information regarding our reimbursement rates and other proprietary and trade secret information for our Connecticut Medicaid program, it could have a material adverse effect on our Connecticut Medicaid business.

In 2006, a petition was submitted to the Connecticut Freedom of Information Commission (the “CT FOIC”) seeking, among other things, information regarding provider reimbursement rates and maintenance of other proprietary and trade secret information used by managed care organizations contracting with the Connecticut Department of Social Services in connection with the Connecticut Medicaid program. In response to the petition, the CT FOIC ruled that the Connecticut Department of Social Services must furnish the information requested and had to amend its existing contracts with managed care organizations participating in the Connecticut Medicaid program making them subject to the Connecticut Freedom of Information Act. Health Net of Connecticut and two other managed care organizations appealed the CT FOIC decision to the Connecticut Superior Court, which upheld the CT FOIC’s decision. Health Net of Connecticut has appealed the court’s decision to the Connecticut Appellate Court. In addition, there are several legislative proposals before the Connecticut General Assembly, which, if passed, could subject Health Net of Connecticut to the Connecticut Freedom of Information Act. If Health Net of Connecticut loses this appeal, or if legislation is passed that requires Health Net of Connecticut to publicly disclose information regarding its reimbursement rates and other proprietary and trade secret information, it could have a material adverse effect on Health Net of Connecticut’s ability to contract with providers in Connecticut and compete effectively in the Connecticut Medicaid program and could result in a decision to discontinue our participation in the Connecticut Medicaid program.

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

Under the Company’s various stock option and long term incentive plans (the “Plans”), employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and exercise price obligations arising from the vesting and/or exercise of stock options and other equity awards. The following table provides information with respect to the shares withheld by the Company to satisfy these obligations to the extent employees or non-employee directors elected for the Company to withhold such shares. These repurchases were not part of our publicly announced stock repurchase program, which is described elsewhere in this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1—January 31	—	—
February 1—February 28	33,110	$54.16
March 1—March 31	538	$55.42

Total	33,648	$54.18

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Absolute Net Lease dated as of March 29, 2007 by and between HN Property Owner LLC and Health Net of the Northeast.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: May 8, 2007	By:	/s/ JAMES E. WOYS
James E. Woys
Interim Chief Financial Officer

Date: May 8, 2007	By:	/s/ BRET A. MORRIS
Bret A. Morris
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Absolute Net Lease dated as of March 29, 2007 by and between HN Property Owner LLC and Health Net of the Northeast.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.