Form 10-Q
period 2007-06-30
HEALTH NET INC
filed 2007-08-08
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

or

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

The number of shares outstanding of the registrant’s Common Stock as August 3, 2007 was 111,253,523 (excluding 31,267,670 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Health plan services premiums	$2,811,186	$2,599,079	$5,588,445	$5,123,453
Government contracts	613,865	626,957	1,221,860	1,251,594
Net investment income	27,884	26,256	59,248	49,615
Administrative services fees and other income	11,243	13,830	23,537	28,090

Total revenues	3,464,178	3,266,122	6,893,090	6,452,752

EXPENSES
Health plan services (excluding depreciation and amortization)	2,381,279	2,181,975	4,722,353	4,287,189
Government contracts	570,518	590,117	1,137,617	1,185,243
General and administrative	270,003	288,670	561,288	575,923
Selling	76,842	59,630	145,971	116,168
Depreciation and amortization	9,013	6,225	16,646	11,569
Interest	7,824	13,449	17,384	25,675

Total expenses	3,315,479	3,140,066	6,601,259	6,201,767

Income from operations before income taxes	148,699	126,056	291,831	250,985
Income tax provision	56,669	49,023	111,216	97,359

Net income	$92,030	$77,033	$180,615	$153,626

Net income per share:
Basic	$0.82	$0.67	$1.61	$1.34
Diluted	$0.80	$0.65	$1.57	$1.30
Weighted average shares outstanding:
Basic	112,122	115,213	112,047	114,906
Diluted	114,808	118,305	114,785	118,354

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$976,150	$704,806
Investments—available for sale (amortized cost: 2007—$1,451,281; 2006—$1,430,792)	1,421,537	1,416,038
Premiums receivable, net of allowance for doubtful accounts (2007—$6,786; 2006—$7,526)	206,513	177,625
Amounts receivable under government contracts	229,134	199,569
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	271,327	272,961
Other receivables	105,093	230,865
Deferred taxes	69,369	54,702
Other assets	179,722	161,280

Total current assets	3,458,845	3,217,846
Property and equipment, net	163,877	151,184
Goodwill	751,949	751,949
Other intangible assets, net	119,463	42,835
Deferred taxes	92,127	33,137
Other noncurrent assets	145,703	100,071

Total Assets	$4,731,964	$4,297,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,084,461	$1,048,796
Health care and other costs payable under government contracts	53,528	52,384
IBNR health care costs payable under TRICARE North contract	271,327	272,961
Unearned premiums	415,256	164,099
Bridge loan	—	200,000
Accounts payable and other liabilities	315,688	371,263

Total current liabilities	2,140,260	2,109,503
Senior notes payable	397,968	—
Loans payable	—	300,000
Other noncurrent liabilities	243,943	108,554

Total Liabilities	2,782,171	2,518,057

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2007—142,489 shares; 2006—140,690 shares)	143	140
Additional paid-in capital	1,100,480	1,027,878
Treasury common stock, at cost (2007—30,215 shares of common stock; 2006—28,815 shares of common stock)	(966,691)	(891,294)
Retained earnings	1,836,015	1,653,478
Accumulated other comprehensive loss	(20,154)	(11,237)

Total Stockholders’ Equity	1,949,793	1,778,965

Total Liabilities and Stockholders’ Equity	$4,731,964	$4,297,022

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Restricted Common Stock	Unearned Compensation	Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount				Shares	Amount
Balance as of January 1, 2006	137,898	$137	$6,883	$(2,137)	$906,789	(23,182)	$(633,375)	$1,324,165	$(13,387)	$1,589,075
Comprehensive income:
Net income								153,626		153,626
Change in unrealized depreciation on investments, net of tax benefit of $7,331									(11,399)	(11,399)

Total comprehensive income										142,227

Exercise of stock options including related tax benefit	1,334	2			40,596					40,598
Repurchases of common stock					4,424	(157)	(7,248)			(2,824)
Amortization of restricted stock grants					941					941
Share-based compensation expense including related tax benefit					9,630					9,630
Reclassification in connection with adopting SFAS No. 123(R)			(6,883)	2,137	4,746					—

Balance as of June 30, 2006	139,232	$139	$—	$—	$967,126	(23,339)	$(640,623)	$1,477,791	$(24,786)	$1,779,647

Balance as of January 1, 2007	140,690	$140	$—	$—	$1,027,878	(28,815)	$(891,294)	$1,653,478	$(11,237)	$1,778,965
Implementation of FIN 48								1,922		1,922

Adjusted balance as of January 1, 2007	140,690	140	—	—	1,027,878	(28,815)	(891,294)	1,655,400	(11,237)	1,780,887
Comprehensive income:
Net income								180,615		180,615
Change in unrealized depreciation on investments, net of tax benefit of $5,900									(9,091)	(9,091)
Defined benefit pension plans:
Prior service cost and net loss									174	174

Total comprehensive income										171,698

Exercise of stock options including related tax benefit	1,669	3			60,958					60,961
Repurchases of common stock and accelerated stock repurchase settlement	133				(125)	(1,400)	(75,397)			(75,522)
Forfeiture of restricted stock	(3)				(88)					(88)
Amortization of restricted stock grants					91					91
Share-based compensation expense including related tax benefit					11,766					11,766

Balance as of June 30, 2007	142,489	$143	$—	$—	$1,100,480	(30,215)	$(966,691)	$1,836,015	$(20,154)	$1,949,793

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$180,615	$153,626
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	16,646	11,569
Share-based compensation expense	11,769	9,630
Other changes	(4,577)	8,356
Changes in assets and liabilities, net of effects of dispositions or acquisitions:
Premiums receivable and unearned premiums	222,269	149,871
Other current assets, receivables and noncurrent assets	72,417	(42,006)
Amounts receivable/payable under government contracts	(28,421)	(28,809)
Reserves for claims and other settlements	35,665	(64,789)
Accounts payable and other liabilities	(26,700)	7,136

Net cash provided by operating activities	479,683	204,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	470,546	273,369
Maturities of investments	106,734	46,018
Purchases of investments	(610,045)	(363,656)
Sales of property and equipment	96,748	—
Purchases of property and equipment	(33,023)	(28,409)
Cash (paid) related to the acquisition of assets and business	(80,277)	(73,594)
Purchases of restricted investments and other	(39,562)	(505,970)

Net cash used in investing activities	(88,879)	(652,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	42,601	31,275
Excess tax benefit on share-based compensation	14,188	5,320
Repurchases of common stock	(69,784)	(2,831)
Proceeds from issuance of senior notes	393,535	—
Proceeds from issuance of bridge and term loans	—	497,334
Borrowings under revolving credit facility	100,000	—
Repayment of bridge and term loans and revolving credit facility borrowings	(600,000)	—

Net cash (used in) provided by financing activities	(119,460)	531,098

Net increase in cash and cash equivalents	271,344	83,440
Cash and cash equivalents, beginning of year	704,806	742,485

Cash and cash equivalents, end of period	$976,150	$825,925

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$25,836	$26,299
Income taxes paid	70,208	81,389
Securities reinvested from restricted available for sale investments to restricted cash	27,788	16,284
Securities reinvested from restricted cash to restricted available for sale investments	14,375	17,217

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Health Net, Inc. (referred to herein as the Company, we, us or our) prepared the accompanying unaudited consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (Form 10-K).

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

Certain amounts in the 2006 financial statements have been reclassified to conform to the current presentation. Certain items presented in the consolidated statements of cash flows, amounting to $25.6 million for the six months ended June 30, 2006, have been reclassified between financing activities and operating activities. This reclassification had no impact on our net earnings or balance sheet as previously reported.

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

We file tax returns in the federal as well as several state tax jurisdictions. As of January 1, 2007, tax years open to examination by the Internal Revenue Service are 2003 and forward. The most significant state tax jurisdiction for the company is California, and tax years open to examination by that jurisdiction are 2002 and forward. Presently we are under examination by the Internal Revenue Services as well as various other taxing authorities. As a result of our current examination by the Internal Revenue Service for tax years 2003—2005, we believe the liability for unrecognized tax benefits could decrease by approximately $3—$17 million over the next 12 months, representing possible payments of proposed assessments to deny a portion of a deduction for a 2004 bad debt and a 2003 addition to a workers’ compensation reserve as well to change a method of accounting for deferred revenue. Any payments for these proposed assessments will be funded by operating cash flows. These proposed adjustments will reverse over time. Management is considering acceptance of the proposed assessments.

Comprehensive Income

Our comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Net income	$92.0	$77.0	$180.6	$153.6
Other comprehensive income (loss), net of tax:
Net change in unrealized (depreciation) appreciation on investments available for sale	(8.8)	(4.8)	(9.1)	(11.4)
Defined benefit pension plans: Prior service cost and net loss amortization	0.1	—	0.2	—

Comprehensive income	$83.3	$72.2	$171.7	$142.2

Earnings Per Share

Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents include stock options, restricted stock, restricted stock units (RSUs) and performance shares. Dilutive common stock equivalents reflect the potential dilution that could occur if stock options were exercised and restricted stock and RSUs were vested. Performance share awards are included in the calculation of dilutive common stock equivalents when all performance contingencies have been met or are probable of being met.

Common stock equivalents arising from dilutive stock options, restricted common stock, RSUs and performance shares are computed using the treasury stock method. There were 2,686,000 and 2,738,000 shares of dilutive common stock equivalents outstanding for the three and six months ended June 30, 2007, respectively, and 3,092,000 and 3,448,000 shares of dilutive common stock equivalents outstanding for the three and six months ended June 30, 2006, respectively. Included in the dilutive common stock equivalents are 225,000 and 191,000 dilutive RSUs and restricted common stock for the three and six months ended June 30, 2007, respectively, and 101,000 and 136,000 dilutive RSUs and restricted common stock, for the three and six months ended June 30, 2006, respectively.

Weighted average shares related to certain equity awards of 726,000 and 1,255,000, during the three and six months ended June 30, 2007, respectively, and 1,366,000 and 1,305,000 during the three and six months ended June 30, 2006, respectively, were excluded from the denominator for diluted earnings per share because they were anti-dilutive. These options expire at various times through June 2017.

We are authorized to repurchase shares of our common stock under our stock repurchase program authorized by our Board of Directors. See Note 5 for further information on our stock repurchase program.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill by reporting unit is as follows:

	Health Plan Services	Total
	(Dollars in millions)
Balance as of December 31, 2006 and June 30, 2007	$752.0	$752.0

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of June 30, 2007:
Provider networks	$40.5	$(26.4)	$14.1	19.4
Customer relationships and other	29.5	(3.5)	26.0	11.1
Employer group (Note 4)	75.0	(0.7)	74.3	6.5
Trade name (Note 4)	3.1	(0.1)	3.0	1.5
Covenant not–to-compete (Note 4)	2.2	(0.1)	2.1	2.0

	$150.3	$(30.8)	$119.5

As of December 31, 2006:
Provider networks	$40.5	$(25.1)	$15.4	19.4
Customer relationships and other	29.5	(2.1)	27.4	11.1

	$70.0	$(27.2)	$42.8

We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2007 for our health plan services reporting unit and also re-evaluated the useful lives of our other intangible assets. No goodwill impairment was identified in our health plan services reporting unit. We also determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives.

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 is as follows (dollars in millions):

2007	$12.7
2008	19.0
2009	16.4
2010	15.9
2011	15.6

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of June 30, 2007 and December 31, 2006, the restricted cash and cash equivalents balances totaled $9.2 million and $6.7 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $97.2 million and $111.6 million as of June 30, 2007 and December 31, 2006, respectively, and are included in investments available for sale.

On May 31, 2007 we entered into an agreement with The Guardian Life Insurance Company of America (Guardian) to, in substance, purchase Guardian’s 50% interest in the Healthcare Solutions (HCS) business. In connection with this transaction, we have deposited $46.2 million in cash (which amount includes accrued interest) in an escrow account pursuant to the terms of our agreement with Guardian. The escrowed funds secure the payment of projected claims for former Guardian liabilities under the HCS arrangement during a claims run-out period. The restricted cash is included in other noncurrent assets on the accompanying consolidated balance sheet as of June 30, 2007. See Note 4 for additional information regarding this transaction.

CMS Risk Factor Adjustments

We have an arrangement with the Centers for Medicare & Medicaid Services (CMS) for certain of our Medicare products whereby periodic changes in our risk factor adjustment scores for certain diagnostic codes result in changes to our health plan services premium revenues. We recognize such changes when the amounts become determinable and supportable and collectibility is reasonably assured.

We recognized $22.7 million and $49.2 million of favorable Medicare risk factor estimates in our health plan services premium revenues for the three and six months ended June 30, 2007, respectively. Of these amounts, $3.8 million and $13.6 million for the three and six months ended June 30, 2007, respectively, were for 2006 and prior payment years. We also recognized $6.4 million and $15.0 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs for the three and six months ended June 30, 2007, respectively. Of these amounts, $1.4 million and $4.7 million for the three and six months ended June 30, 2007, respectively, were for 2006 and prior payment years.

We recognized $24.5 million and $49.6 million of favorable Medicare risk factor estimates in our health plan services premium revenues for the three and six months ended June 30, 2006, respectively. Of these amounts, $16.1 million and $35.2 million for the three and six months ended June 30, 2006, respectively, were for 2005 and prior payment years. We also recognized $11.7 million and $20.9 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs for the three and six months ended

June 30, 2006, respectively. Of these amounts, $7.6 million and $14.6 million for the three and six months ended June 30, 2006, respectively, were for 2005 and prior payment years.

Government Contracts

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs which is negotiated annually during the term of the contract, with underruns and overruns of our target cost borne 80% by the government and 20% by us. We recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable and the collectibility is reasonably assured. During the three and six months ended June 30, 2007, respectively, we recognized decreases in the revenue estimate of $19 million and $62 million and decreases in the cost estimate of $24 million and $78 million. During the three and six months ended June 30, 2006, we recognized decreases in the revenue estimate of $10 million and $18 million, respectively, and decreases in the cost estimate of $12 million and $23 million, respectively.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

We evaluate performance and allocate resources based on segment pretax income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements included in our Form 10-K , except that intersegment transactions are not eliminated. We include investment income, administrative services fees and other income and expenses associated with our corporate shared services and other costs in determining our Health Plan Services segment’s pretax income to reflect the fact that these revenues and expenses are primarily used to support our Health Plan Services reportable segment.

Our segment information is as follows:

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Three Months Ended June 30, 2007
Revenues from external sources	$2,811.2	$613.9	$—	$3,425.1
Intersegment revenues	2.3	—	(2.3)	—
Segment pretax income	105.4	43.3	—	148.7

Three Months Ended June 30, 2006
Revenues from external sources	$2,599.1	$627.0	$—	$3,226.1
Intersegment revenues	2.6	—	(2.6)	—
Segment pretax income	89.3	36.8	—	126.1

Six Months Ended June 30, 2007
Revenues from external sources	$5,588.4	$1,221.9	$—	$6,810.3
Intersegment revenues	4.5	—	(4.5)	—
Segment pretax income	207.6	84.2	—	291.8

Six Months Ended June 30, 2006
Revenues from external sources	$5,123.5	$1,251.6	$—	$6,375.1
Intersegment revenues	5.2	—	(5.2)	—
Segment pretax income	184.6	66.4	—	251.0

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Commercial premium revenue	$1,820.0	$1,726.3	$3,597.5	$3,395.5
Medicare premium revenue	693.4	580.1	1,398.2	1,155.9
Medicaid premium revenue	297.8	292.7	592.7	572.1

Total Health Plan Services premiums	$2,811.2	$2,599.1	$5,588.4	$5,123.5

4. ACQUISITIONS AND SALES

Purchase of Guardian’s Interest in Healthcare Solutions

In 1995, we entered into a marketing and risk sharing arrangements with Guardian covering primarily small group membership in the States of Connecticut, New York and New Jersey. Under these arrangements, our managed care and indemnity products were marketed to existing insureds of Guardian. In addition, these products were distributed through the brokerage community in an integrated marketing effort under the trade name HCS. As part of these arrangements, we and Guardian each retained 50% of the premiums and claims. In addition, we recovered from Guardian a specified portion of the administrative expenses and the direct marketing costs which were shared equally.

On February 27, 2007, we announced that we had entered into an agreement with Guardian to, in substance, purchase Guardian’s 50% interest in HCS (Guardian Transaction). On May 31, 2007, we completed the Guardian Transaction which included terminating all pre-existing marketing and risk sharing arrangements and acquiring certain intangible rights from Guardian. As a result, we recognize 100% of the HCS revenues, claims and administrative and marketing expenses. In connection with the Guardian Transaction, we paid Guardian $80.3 million in cash, which was all allocated to acquired intangibles and was based on the future profits we expect to generate by owning 100% of the employer group contract relationships associated with the HCS business.

In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are subject to impairment tests. Identified intangible assets with definite useful lives are amortized on a straight-line basis over their estimated remaining lives. We have allocated the entire purchase price of $80.3 million to intangible assets with definite useful lives (see Note 2). All of the assets acquired were assigned to our Health Plan Services reportable segment.

The on-going financial results of the HCS business are included in our Health Plan Services reportable segment effective June 1, 2007 and are not material to our consolidated results of operations.

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

Sale-Leaseback of Tucson, Arizona Property

On June 29, 2007, we sold our commercial campus in Tucson, Arizona (the Tucson Property) to West Coast Capital Partners, LLC (West Coast) and leased it back from West Coast under an operating lease agreement for an initial term of one year, with an option to extend for two additional one-year terms. We received net cash proceeds of $12.7 million and recorded a gain of $6.1 million as contra-G&A expense in the statement of operations for the three and six months ended June 30, 2007.

5. STOCK REPURCHASE PROGRAM

Our Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to repurchase up to $450 million of our common stock. Additional amounts may be added to the program based on exercise proceeds and tax benefits received from the exercise of employee stock options if approved by the Board.

The remaining authorization under our stock repurchase program as of June 30, 2007 was $158.4 million. We repurchased 360,300 shares and 1,360,300 shares of our common stock during the three and six months ended June 30, 2007, respectively, for aggregate consideration of approximately $19.1 million and $73.2 million, respectively. We did not repurchase any shares of common stock under our stock repurchase program during the three and six months ended June 30, 2006. We used net free cash available to fund the share repurchases.

6. FINANCING ARRANGEMENTS

Senior Notes

On May 18, 2007 we issued $300 million in aggregate principal amount of 6.375% Senior Notes due 2017. On May 31, 2007, we issued an additional $100 million of 6.375% Senior Notes due 2017 which were consolidated with, and constitute the same series as, the Senior Notes issued on May 18, 2007 (collectively, Senior Notes). The aggregate net proceeds from the issuance of the Senior Notes was $393.5 million and were used to repay $300 million outstanding under a term loan agreement (described below) and $100 million outstanding under our $700 million revolving credit facility.

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of June 30, 2007, we were in compliance with all of the covenants under the indenture governing the Senior Notes.

The Senior Notes may be redeemed in whole at any time or in part from time to time, prior to maturity at our option, at a redemption price equal to the greater of:

•	100% of the principal amount of the Senior Notes then outstanding to be redeemed; or

•

the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed (not including any portion of such payments of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable treasury rate plus 30 basis points plus, in each case, accrued and unpaid interest on the principal amount being redeemed to the redemption date.

Each of the following will be an Event of Default under the indenture governing the Senior Notes:

•

failure to pay interest for 30 days after the date payment is due and payable; provided that an extension of an interest payment period by us in accordance with the terms of the Senior Notes shall not constitute a failure to pay interest;

•	failure to pay principal or premium, if any, on any note when due, either at maturity, upon any redemption, by declaration or otherwise;

•	failure to perform any other covenant or agreement in the notes or indenture for a period of 60 days after notice that performance was required;

•

(A) our failure or the failure of any of our subsidiaries to pay indebtedness for money we borrowed or any of our subsidiaries borrowed in an aggregate principal amount of at least $50,000,000, at the later of final maturity and the expiration of any related applicable grace period and such defaulted payment shall not have been made, waived or extended within 30 days after notice or (B) acceleration of the maturity of indebtedness for money we borrowed or any of our subsidiaries borrowed in an aggregate principal amount of at least $50,000,000, if that acceleration results from a default under the instrument giving rise to or securing such indebtedness for money borrowed and such indebtedness has not been discharged in full or such acceleration has not been rescinded or annulled within 30 days after notice; or

•	events in bankruptcy, insolvency or reorganization of our company.

Revolving Credit Facility

On June 25, 2007, we entered into a new $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto, replacing our $700 million revolving credit facility which had a maturity date of June 30, 2009. On June 1, 2007, we repaid outstanding borrowings of $100 million under the $700 million revolving credit facility. There were no outstanding borrowings under our new revolving credit facility as of June 30, 2007. As of June 30, 2007, we have outstanding letters of credit which reduce the amount available for borrowing under our revolving credit facility by $120.8 million. As such, the maximum amount available for borrowing under our new facility was $779.2 million as of June 30, 2007. We were in compliance with all of the covenants under our new revolving credit facility as of June 30, 2007.

Term Loan Credit Agreement

On June 23, 2006, we entered into a $300 million Term Loan Credit Agreement (Term Loan Agreement) with JP Morgan Chase Bank, N.A., as administrative agent and lender, and Citicorp USA, Inc., as syndication agent and lender. Borrowings under the Term Loan Agreement had a final maturity date of June 23, 2011. On May 22, 2007 we repaid all of our outstanding borrowings under the Term Loan Agreement with the proceeds from the offering of our Senior Notes.

Bridge Loan Agreement

On June 23, 2006, we entered into a $200 million Bridge Loan Agreement (Bridge Loan Agreement) with The Bank of Nova Scotia, as administrative agent and lender. We repaid all of our outstanding borrowings under the Bridge Loan Agreement on March 22, 2007.

7. LEGAL PROCEEDINGS

Class Action Lawsuits

McCoy v. Health Net, Inc. et al, and Wachtel v. Health Net, Inc., et al.

These two lawsuits are styled as nationwide class actions and are pending in the United States District Court for the District of New Jersey on behalf of a class of subscribers in a number of our large and small employer group plans. The Wachtel complaint initially was filed as a single plaintiff case in New Jersey State court on July 23, 2001. Subsequently, we removed the Wachtel complaint to federal court, and plaintiffs amended their complaint to assert claims on behalf of a class of subscribers in small employer group plans in New Jersey on December 4, 2001. The McCoy complaint was filed on April 23, 2003 and asserts claims on behalf of a nationwide class of Health Net subscribers. These two cases have been consolidated for purposes of trial. Plaintiffs allege that Health Net, Inc., Health Net of the Northeast, Inc. and Health Net of New Jersey, Inc. violated the Employee Retirement Income Security Act of 1974 (ERISA) in connection with various practices related to the reimbursement of claims for services provided by out-of-network providers. Plaintiffs seek relief in the form of payment of additional benefits, injunctive and other equitable relief, and attorneys’ fees.

In September 2006, the District Court certified two nationwide classes of Health Net subscribers who received medical services or supplies from an out-of-network provider and to whom the defendants paid less than the providers billed charges from 1995 through August 31, 2004. Class notices were mailed and published in various newspapers at the beginning of July 2007.

On January 13, 2005, counsel for the plaintiffs in the McCoy/Wachtel actions filed a separate class action against Health Net, Inc., Health Net of the Northeast, Inc., Health Net of New York, Inc. and Health Net Life Insurance Co. captioned Scharfman, et al. v. Health Net, Inc., et al., 05-CV-00301 (FSH)(PS) (United States District Court for the District of New Jersey). The Scharfman complaint alleges both ERISA and Racketeer Influenced and Corrupt Organizations Act (RICO) claims based on conduct similar to that alleged in McCoy/Wachtel. The alleged claims in Scharfman run from September 1, 2004 until the present. Plaintiffs in the Scharfman action seek relief in the form of payment of additional benefits, civil penalties, restitution, compensatory, and consequential damages, treble damages, prejudgment interest and costs, attorney’s fees and injunctive and other equitable relief. On April 10, 2007, we filed a motion to dismiss all counts of that complaint, which is pending. On July 25, 2007, the Magistrate issued her recommendations to the Court on this motion, recommending denying the motion to dismiss with respect to the ERISA claims, granting the motion to dismiss with respect to the State RICO claims, and dismissing the federal RICO claims with leave to file an amended complaint and a direction to file a RICO case statement.

In the McCoy/Wachtel actions, on August 9, 2005, plaintiffs filed a motion with the District Court seeking sanctions against us for a variety of alleged misconduct, discovery abuses and fraud on the District Court. The District Court held twelve days of hearings on plaintiffs’ sanctions motion between October 2005 and March 2006. During the course of the hearings, and in their post-hearings submissions, plaintiffs also alleged that some of Health Net’s witnesses engaged in perjury and obstruction of justice. Health Net denied all such allegations.

While the sanctions proceedings were progressing, the District Court and the Magistrate Judge overseeing discovery entered a number of orders relating, inter alia, to production of documents. In an order dated May 5, 2006

(May 5 Order), the District Court ordered the restoration, search and review of backed-up emails of 59 current and former Health Net associates. The restoration process was complex, time consuming and expensive as it involved dealing with over 14 billion pages of documents. Health Net was unable to complete the project by the deadline and the District Court denied additional time to complete the project. The project was completed two months after the deadline.

The May 5 Order also set forth certain findings regarding plaintiffs’ argument that the “crime-fraud” exception to the attorney-client privilege should be applied to certain documents for which Health Net claimed a privilege. In this ruling, the District Court made preliminary findings that a showing of a possible crime or fraud was made. The review of privileged documents under the “crime-fraud” exception was assigned by the District Court to the Magistrate Judge, who was to review the documents and make a recommendation to the court. On January 22, 2007, the Magistrate Judge made a recommendation that the assertion of privilege for a number of the documents was vitiated by the crime-fraud exception. Health Net has appealed this ruling to the District Court. In June 2007, the District Court asked the Magistrate Judge to determine if Plaintiffs had established a prima facie case that Health Net had committed a crime or fraud that would vitiate the attorney-client privilege claimed for an additional set of Health Net documents. The Magistrate Judge so found and referred the matter to a Special Master for further review. No determination has yet been made by the Special Master.

On December 6, 2006, the District Court issued an opinion and order finding that Health Net’s conduct in connection with the discovery process was sanctionable (December 6 Order). The District Court ordered a number of sanctions against Health Net, including, but not limited to: striking a number of Health Net’s trial exhibits and witnesses; deeming a number of facts to be established against Health Net; requiring Health Net to pay for a discovery monitor to oversee the completion of discovery in these cases; ordering that a monetary sanction be imposed upon Health Net once the District Court reviews Health Net’s financial records; ordering Health Net to pay plaintiffs’ counsel’s fees and expenses associated with the sanctions motion and motions to enforce the District Court’s discovery orders and redeposing Health Net witnesses. In connection therewith, on June 19, 2007, the District Court ordered Health Net to pay Plaintiffs’ counsel fees of $6,723,883, which were paid on July 3, 2007. This amount had been accrued for as of June 30, 2007. The District Court has not yet announced what, if any, additional penalties will be imposed.

In its December 6 Order, the District Court also ordered that Health Net produce a large number of privileged documents that were first discovered and revealed by Health Net as a result of the email backup tape restoration effort discussed above. We appealed that order to the Third Circuit where it is still pending. Finally, pursuant to the December 6 Order, the District Court appointed a Special Master to determine if we have complied with all discovery orders. In her Report, the Special Master found, among other things, that: (1) “There was no evidence of intentional or deliberate destruction of emails;” (2) “There is no evidence of destruction of emails by any individual;” and (3) “There was no evidence of intentional, malicious or bad faith conduct.” As a result of these findings, plaintiffs requested that the District Court accept the Special Master’s Report, but reject the portion containing the above quotes. We have opposed the request that portions of the Report be expunged. The Court has yet to rule on plaintiffs’ request.

Due to the developments in the McCoy/Wachtel cases during the fourth quarter of 2006, we recorded a litigation charge of $37.1 million representing our legal defense costs.

We intend to continue to defend ourselves vigorously in this litigation. These proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that an ultimate unfavorable resolution of these proceedings could have a material adverse effect on our results of operations and/or financial condition, depending, in part, upon our results of operations or cash flow at that time. In addition, an unfavorable resolution of these proceedings could materially impact the methods by which we do business going forward.

In Re Managed Care Litigation

Various class action lawsuits brought on behalf of health care providers against managed care companies, including us, were transferred by the Judicial Panel on Multidistrict Litigation (JPML) to the United States District Court for the Southern District of Florida for coordinated or consolidated pretrial proceedings in In re Managed Care Litigation, MDL 1334. The first of such cases was filed against us on May 25, 2000. These provider track actions generally alleged that the defendants, including us, systematically underpaid physicians and other health care providers for medical services to members, have delayed payments to providers, imposed unfair contracting terms on providers, and negotiated capitation payments inadequate to cover the costs of the health care services provided and assert claims under the RICO, ERISA, and several state common law doctrines and statutes. The lead physician provider track action asserted claims on behalf of physicians and sought certification of a nationwide class.

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

On September 26, 2005, the District Court issued an order granting its final approval of the settlement agreement and directing the entry of final judgment. Four physicians appealed the order approving the settlement, but each of the physicians moved to dismiss their appeals, and all of the appeals were dismissed by the Eleventh Circuit by June 20, 2006. On July 6, 2006, we made payments, including accrued interest, totaling approximately $61.9 million pursuant to the settlement agreement. On July 19, 2006, joint motions to dismiss were filed in the District Court with respect to all of the remaining tag-along actions in MDL 1334 filed on behalf of physicians. As a result of the physician settlement agreement, the dismissals of the various appeals, and the filing of the agreed motions to dismiss the tag along actions involving physician providers, all cases and proceedings relating to the physician provider track actions against us have been resolved.

Other cases in MDL 1334 are brought on behalf of non-physician health care providers against us and other managed care companies and seek certification of a nationwide class of similarly situated non-physician health care providers. These cases are still pending but have been stayed in the multi-district proceeding. On September 12, 2006, the Court dismissed one of those cases on grounds that the plaintiffs failed to file a status report. The plaintiffs in that case subsequently filed a motion to vacate the dismissal in which they contend that they did file a status report. As a result of a request by two of the other defendants, on July 5, 2007, the Court ordered that all plaintiffs and defendants submit a list by July 20, 2007 setting forth all “tag-along” or related actions. We complied with this order on July 18, 2007.

We intend to defend ourselves vigorously in the remaining non-physician cases. These proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of the remaining cases depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of these proceedings should not have a material adverse effect on our financial condition and liquidity.

Lawsuits Related to the Sale of Businesses

AmCareco Litigation

We are a defendant in two related litigation matters pending in Louisiana and Texas state courts, both of which relate to claims asserted by three separate state receivers overseeing the liquidation of three health plans in Louisiana, Texas and Oklahoma that were previously owned by our former subsidiary, Foundation Health Corporation (FHC), which merged into Health Net, Inc. in January 2001. In 1999, FHC sold its interest in these plans to AmCareco, Inc. (AmCareco). We retained a minority interest in the three plans after the sale. Thereafter, the three plans became known as AmCare of Louisiana (AmCare-LA), AmCare of Oklahoma (AmCare-OK) and AmCare of Texas (AmCare-TX). In 2002, three years after the sale of the plans to AmCareco, each of the AmCare plans was placed under state oversight and ultimately into receivership. The receivers for each of the AmCare plans later filed suit against certain of AmCareco’s officers, directors and investors, AmCareco’s independent auditors and its outside counsel in connection with the failure of the three plans. The three receivers also filed suit against us contending that, among other things, we were responsible as a “controlling shareholder” of AmCareco following the sale of the plans for post-acquisition misconduct by AmCareco and others that caused the three health plans to fail and ultimately be placed into receivership.

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

The proceedings regarding the claims of the receivers for AmCare-LA and AmCare-OK concluded on July 8, 2005. On November 4, 2005, the Court issued separate judgments on those claims that awarded $9.5 million in compensatory damages to AmCare-LA and $17 million in compensatory damages to AmCare-OK, respectively. The Court later denied requests by AmCare-LA and AmCare-OK for attorneys’ fees and punitive damages. We thereafter filed motions for suspensive appeals in connection with both judgments and posted the required security as required by law, and the receivers for AmCare-LA and AmCare-OK each appealed the orders denying them attorneys’ fees and punitive damages. Our appeals of the judgments in all three cases have been consolidated in the Louisiana Court of Appeal. On January 17, 2007, the Court of Appeal vacated on procedural grounds the trial court’s judgments denying the AmCare-LA and AmCare-OK claims for attorney fees and punitive damages, and referred those issues instead to be considered with the merits of the main appeal pending before it. The Court of Appeal also has considered and ruled on various other preliminary procedural issues related to the main appeal. Final briefs by the parties will be filed on August 10, 2007, and the case is set for oral argument on the appeals on October 4, 2007.

On November 3, 2006, we filed a complaint in the U.S. District Court for the Middle District of Louisiana and simultaneously filed an identical suit in the 19th Judicial District Court in East Baton Rouge Parish seeking to nullify the three judgments that were rendered against us on the grounds of fraud and/or ill practice. We have alleged that the judgments and other prejudicial rulings rendered in these cases were the result of impermissible ex parté contacts between the receivers’ litigation counsel and the trial court during the course of the litigation. Preliminary motions and exceptions have been filed by the receivers for AmCare-TX, AmCare-OK and AmCare-LA seeking dismissal of our claim for nullification on various grounds. The federal magistrate, after considering the briefs of the parties, found that Health Net had a reasonable basis to infer possible impropriety based on the facts alleged, but also found that the federal court lacked jurisdiction to hear the nullity action and recommended that the suit be dismissed. The federal judge dismissed Health Net’s federal complaint and Health Net has appealed to the U.S. Fifth Circuit Court of Appeals. The receivers’ exceptions pending in the state court nullity action have been set for hearing on August 20, 2007.

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

Superior National and Capital Z Financial Services

On April 28, 2000, FHC was sued by Superior National Insurance Group, Inc. (Superior) in an action filed in the United States Bankruptcy Court for the Central District of California, which was then transferred to the United States District Court for the Central District of California. The lawsuit (Superior Lawsuit) related to the 1998 sale by FHC to Superior of the stock of Business Insurance Group, Inc. (BIG), a holding company of workers’ compensation insurance companies operating primarily in California. In the Superior Lawsuit, Superior alleged that FHC made certain misrepresentations and/or omissions in connection with the sale of BIG and breached the stock purchase agreement governing the sale. In October 2003, we entered into a settlement agreement with the SNTL Litigation Trust, successor-in-interest to Superior, of the claims alleged in the Superior Lawsuit. As part of the settlement, we ultimately agreed to pay the SNTL Litigation Trust $132 million and received a release of the SNTL Litigation Trust’s claims against us.

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

After removal of the case to federal court and remand back to New York state court, on December 21, 2005, we filed a motion to dismiss all of Cap Z’s claims. On May 5, 2006, the court issued its decision on our motion and dismissed all of Cap Z’s claims, including claims for fraud and claim for punitive damages, except for Cap Z’s claim for indemnification based on the assertion that FHC breached express warranties and covenants under the stock purchase agreement. On June 7, 2006, Cap Z filed an appeal from the Court’s dismissal of its claims for breach of the implied covenant and fraud and dismissal of its punitive damage claim. On June 13, 2006, we filed a cross-appeal from the Court’s refusal to dismiss all of Cap Z’s claims. Oral argument on the appeals was held on November 17, 2006. On July 5, 2007, the appellate court issued its decision. The court agreed with our arguments on the cross-appeal, ordered Cap Z’s first claim for indemnification dismissed, affirmed the trial court’s dismissal of Cap Z’s other claims, and ordered the dismissal of Cap Z’s complaint in its entirety. In order for Cap Z to seek review of the appellate court decision by the New York Court of Appeal (the highest New York state court), it must apply for and obtain permission to appeal. Cap Z has notified us that it does intend to seek or pursue any further appellate relief in connection with this matter.

To the extent that Cap Z applies for and is granted permission to seek review of the appellate court decision by the New York Court of Appeal, we intend to continue to defend ourselves vigorously against Cap Z’s claims. This case is subject to many uncertainties, and, given its complexity and scope, its final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of the Cap Z Action depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of the Cap Z Action should not have a material adverse effect on our financial condition and liquidity.

Miscellaneous Proceedings

We are the subject of a regulatory investigation in New Jersey that relates principally to the timeliness and accuracy of our claims payment practices for services rendered by out-of-network providers. The regulatory investigation includes an audit of our claims payment practices for services rendered by out-of-network providers for 1996 through 2005 in New Jersey. Based on the results of the audit, the New Jersey Department of Banking and Insurance may require remediation of certain claims payments for this period and/or assess a regulatory fine or penalty on us. We are engaged in discussions with the New Jersey Department of Banking and Insurance to address these issues.

In the ordinary course of our business operations, we are also subject to periodic reviews by various regulatory agencies with respect to our compliance with a wide variety of rules and regulations applicable to our business, including, without limitation, rules relating to pre-authorization penalties, payment of out-of-network claims and timely review of grievances and appeals, which may result in remediation of certain claims and the assessment of regulatory fines or penalties.

In addition, in the ordinary course of our business operations, we are also party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes, employment litigation, wage and hour claims, real estate and intellectual property claims and claims brought by members seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were either denied, underpaid or not paid, and claims arising out of the acquisition or divestiture of various business units or other assets. We are also subject to claims relating to the performance of contractual obligations to providers, members, employer groups and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims. In addition, we are subject to claims relating to the insurance industry in general, such as claims relating to reinsurance agreements and rescission of coverage and other types of insurance coverage obligations.

These other regulatory and legal proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of any or all of these other regulatory and legal proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of all of these other regulatory and legal proceedings that are pending, after consideration of applicable reserves and potentially available insurance coverage benefits, should not have a material adverse effect on our financial condition and liquidity.

Potential Settlements

We regularly evaluate litigation matters pending against us, including those described in this Note 7, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in a significant earnings charge in any particular quarter in which we enter into a settlement agreement. We have recorded reserves and accrued costs for future legal costs for certain significant matters described in this Note 7. These reserves and accrued costs represent our best estimate of probable future legal costs for such matters, both known and incurred but not reported, although our recorded amounts might ultimately be inadequate to cover such costs. Therefore, the costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS

The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Form 10-K and our Form 10-Q for the quarter ended March 31, 2007 and the risks discussed in our other filings from time to time with the SEC.

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

OVERVIEW

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.6 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network, provides behavioral health, substance abuse and employee assistance programs to approximately 7.0 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

Summary of Key Financial Results

A summary of our key financial results in the three and six months ended June 30, 2007 is as follows:

•	Diluted earnings per share increased to $0.80 and $1.57 for the three and six months ended June 30, 2007, respectively, from $0.65 and $1.30 for the same periods in 2006;

•	Pretax margin increased to 4.3% and 4.2% for the three and six months ended June 30, 2007, respectively, from 3.9% for the same periods in 2006;

•	Medical Care Ratio (MCR) increased to 84.7% and 84.5% in the three and six months ended June 30, 2007, respectively, from 84.0% and 83.7% in the same periods in 2006;

•	Government contracts cost ratio improved to 92.9% and 93.1% for the three and six months ended June 30, 2007, respectively, compared to 94.1% and 94.7%, respectively, for the same periods in 2006;

•	Administrative expense ratio improved to 9.8% and 10.2% for the three and six months ended June 30, 2007, respectively, from 11.2% and 11.4%, respectively, for the same periods in 2006;

•	Total health plan enrollment, including Medicare Part D, increased to 3,717,000 members at June 30, 2007 from 3,704,000 members at June 30, 2006;

•	Cash flows from operating activities improved to $480 million for the six months ended June 30, 2007, from $205 million, for the same period in 2006; and

•

We issued an aggregate of $400 million in 6.375% Senior Notes due 2017 and entered into a new $900 million, five-year revolving credit agreement which replaced our $700 million revolving credit agreement.

Recent Developments

On February 27, 2007, we announced that we had entered into an agreement with the Guardian Life Insurance Company of America (Guardian) to, in substance, purchase Guardian’s 50% interest in the Healthcare Solutions (HCS) business (Guardian Transaction). On May 31, 2007, we completed the Guardian Transaction and paid Guardian $80.3 million in cash. As a result, we recognize 100% of the HCS revenues, claims and administrative and marketing expenses.

We were selected by the California Farm Bureau Federation as the insurer for its 60,000-member medical insurance program, effective July 1, 2007.

In the second quarter of 2007, the Department of Defense issued a draft Request for Proposal (RFP) for the next generation of TRICARE contracts. We have submitted our comments on the draft RFP and are awaiting the final RFP which we expect to receive in the third quarter of 2007. If the RFP is issued as scheduled, we expect contract awards for the new contracts to be made in the second quarter of 2008. The Department of Defense has the authority to extend our existing contract for two additional one-year periods. Without an extension, health care delivery under our current contract ends on March 31, 2009. See “Part II. Item 1A. Risk Factors” for additional information.

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

Our Government Contracts segment includes our government-sponsored managed care federal contract with the U.S. Department of Defense under the TRICARE program in the North Region and other health care related government contracts that we administer for the Department of Defense. Under the TRICARE contract for the North Region, we provide health care services to approximately 2.9 million Military Health System (MHS) eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries), including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.1million other MHS-eligible beneficiaries for whom we provide ASO.

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

We measure our Health Plan Services segment profitability based on MCR and pretax income. The MCR is calculated as health plan services expense (excluding depreciation and amortization) divided by health plan services premiums. Pretax income is calculated as health plan services premiums and administrative services fees and other income less health plan services expense and G&A and other net expenses. See “—Results of Operations—Table of Summary Financial Information” for a calculation of our MCR and “—Results of Operations—Health Plan Services Segment Results” for a calculation of our pretax income.

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

G&A expenses include those costs related to employees and benefits, consulting and professional fees, marketing, premium taxes and assessments and occupancy costs. Such costs are driven by membership levels, introduction of new products, system consolidations and compliance requirements for changing regulations. These expenses also include expenses associated with corporate shared services and other costs to reflect the fact that such expenses are incurred primarily to support our Health Plan Services segment. Selling expenses consist of external broker commission expenses and generally vary with premium volume.

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

Government Contracts revenue is made up of two major components: health care and administrative services. The health care component includes revenue recorded for health care costs for the provision of services to our members, including paid claims and estimated incurred but not reported claims (IBNR) expenses for which we are at risk, and underwriting fees earned for providing the health care and assuming underwriting risk in the delivery of care. The administrative services component encompasses fees received for all other services provided to both the government customer and to beneficiaries, including services such as medical management, claims processing, enrollment, customer services and other services unique to the managed care support contract with the government. Government Contracts revenue and expenses include the impact from underruns and overruns relative to our target cost under the applicable contracts (see Note 2 to our consolidated financial statements).

RESULTS OF OPERATIONS

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share and PMPM data)
REVENUES
Health plan services premiums	$2,811,186	$2,599,079	$5,588,445	$5,123,453
Government contracts	613,865	626,957	1,221,860	1,251,594
Net investment income	27,884	26,256	59,248	49,615
Administrative services fees and other income	11,243	13,830	23,537	28,090

Total revenues	3,464,178	3,266,122	6,893,090	6,452,752

EXPENSES
Health plan services (excluding depreciation and amortization)	2,381,279	2,181,975	4,722,353	4,287,189
Government contracts	570,518	590,117	1,137,617	1,185,243
General and administrative	270,003	288,670	561,288	575,923
Selling	76,842	59,630	145,971	116,168
Depreciation	6,969	4,950	13,510	9,703
Amortization	2,044	1,275	3,136	1,866
Interest	7,824	13,449	17,384	25,675

Total expenses	3,315,479	3,140,066	6,601,259	6,201,767

Income from operations before income taxes	148,699	126,056	291,831	250,985
Income tax provision	56,669	49,023	111,216	97,359

Net income	$92,030	$77,033	$180,615	$153,626

Net income per share:
Basic	$0.82	$0.67	$1.61	$1.34
Diluted	$0.80	$0.65	$1.57	$1.30
Pretax margin	4.3%	3.9%	4.2%	3.9%
Health plan services medical care ratio (MCR) (a)	84.7%	84.0%	84.5%	83.7%
Government contracts cost ratio (b)	92.9%	94.1%	93.1%	94.7%
Administrative ratio (c)	9.8%	11.2%	10.2%	11.4%
Selling costs ratio (d)	2.7%	2.3%	2.6%	2.3%
Health plan services premiums per member per month (PMPM) (e)	$260.18	$241.75	$259.76	$243.23
Health plan services costs PMPM (e)	$220.39	$202.95	$219.51	$203.53

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(b)	Government contracts cost ratio is calculated as government contracts cost divided by government contracts revenue.
(c)	The administrative expense ratio is computed as the sum of G&A and depreciation expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(d)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(e)	PMPM is calculated based on total at-risk member months and excludes ASO member months.

Consolidated Segment Results

The following table summarizes the operating results of our reportable segments for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Pretax income:
Health Plan Services segment	$105.4	$89.3	$207.6	$184.6
Government Contracts segment	43.3	36.8	84.2	66.4

Income from operations before income taxes	$148.7	$126.1	$291.8	$251.0

Health Plan Services Segment Membership

The following table below summarizes our health plan membership information by program and by state at June 30, 2007 and 2006:

	Commercial		ASO		Medicare		Medicaid		Health Plan Total
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(Membership in thousands)
Arizona	133	119	—	—	48	35	—	—	181	154
California	1,438	1,485	5	5	112	104	708	726	2,263	2,320
Connecticut	169	187	58	69	43	32	85	87	355	375
New Jersey	94	105	18	20	—	—	46	47	158	172
New York	233	216	15	17	9	7	—	—	257	240
Oregon	131	136	—	—	20	19	—	—	151	155
Other states	—	—	—	—	4	—	—	—	4	—

	2,198	2,248	96	111	236	197	839	860	3,369	3,416
Medicare PDP Stand-alone (effective January 1, 2006)	—	—	—	—	348	288	—	—	348	288

Total	2,198	2,248	96	111	584	485	839	860	3,717	3,704

Our total health plan membership increased by 13,000, or 0.4%, from June 30, 2006 to June 30, 2007. The increase in membership was primarily driven by the addition of 60,000 Medicare Part D members and 28,000 members, or a 4% increase, from our individual and small group accounts, partially offset by declines in our large group enrollment of 78,000 members, or a 5% decrease, from June 30, 2006 to June 30, 2007.

Membership in our commercial health plans decreased by 2% at June 30, 2007 compared to June 30, 2006. This decrease was primarily attributable to the continued impact of premium pricing discipline, particularly on our large group accounts. Our Northeast and California plans had lapse rates of approximately 21% and 13%, respectively, in the six months ended June 30, 2007. The decline in our large group enrollment was primarily driven by our California plan, which experienced a decline of 50,000 members. The loss in the California large group market was partially due to the loss of approximately 34,000 members from one large account. The Northeast plans experienced a decline of 33,000 members in the large group market which was offset by a net gain of 21,000 members in our New York small group market.

Membership in our Medicare Advantage program increased by 39,000 members, or 20%, at June 30, 2007 compared to June 30, 2006, due to membership growth primarily in Arizona of 13,000 members, Connecticut of 11,000 members and California of 8,000 members. Under Medicare Part D, membership increased by 60,000 members, or 21%, at June 30, 2007 compared to June 30, 2006.

We participate in state Medicaid programs in California, Connecticut and New Jersey. California membership, where the program is known as Medi-Cal, represents 84% of our Medicaid membership. Membership in our Medicaid programs decreased by 21,000 members at June 30, 2007 compared to June 30, 2006, primarily due to an enrollment decline in Los Angeles County, which was partially offset by enrollment increases in the Healthy Families and Healthy Kids programs in California.

Health Plan Services Segment Results

The following table summarizes the operating results for our health plan services segment for the three and six months ended June 30, 2007 and 2006. On May 31, 2007, we completed the acquisition of the HCS business. As a result, our health plan services premium revenue, health care costs and G&A expenses, and related metrics, for the three and six months ended June 30, 2007 include 100% contribution from the HCS business as of May 31, 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions, except PMPM data)
Health Plan Services segment:
Commercial premium revenue	$1,820.0	$1,726.3	$3,597.5	$3,395.5
Medicare premium revenue	693.4	580.1	1,398.2	1,155.9
Medicaid premium revenue	297.8	292.7	592.7	572.1

Health plan services premium revenues	$2,811.2	$2,599.1	$5,588.4	$5,123.5
Health plan services costs	(2,381.3)	(2,182.0)	(4,722.3)	(4,287.2)
Net investment income	27.9	26.3	59.3	49.6
Administrative services fees and other income	11.2	13.8	23.5	28.1
G&A	(270.0)	(288.7)	(561.3)	(575.9)
Selling	(76.8)	(59.6)	(146.0)	(116.2)
Amortization and depreciation	(9.0)	(6.2)	(16.6)	(11.6)
Interest	(7.8)	(13.4)	(17.4)	(25.7)

Pretax income	$105.4	$89.3	$207.6	$184.6

MCR:	84.7%	84.0%	84.5%	83.7%
Commercial	84.5%	84.3%	83.8%	83.6%
Medicare	85.8%	85.0%	86.7%	85.2%
Medicaid	83.5%	79.8%	83.4%	80.9%
Health plan services premium PMPM	$260.18	$241.75	$259.76	$243.23
Health plan services costs PMPM	$220.39	$202.95	$219.51	$203.53
Administrative expense ratio	9.8%	11.2%	10.2%	11.4%
Selling costs ratio	2.7%	2.3%	2.6%	2.3%

Health Plan Services Premiums

Total health plan services premiums increased by $212.1 million, or 8%, for the three months ended June 30, 2007 and by $464.9 million, or 9%, for the six months ended June 30, 2007 as compared to the same periods in 2006. On a PMPM basis, premiums increased by 7.6% and 6.8%, respectively in the three and six months ended June 30, 2007, as compared to the same periods in 2006.

Commercial premium revenues increased by $93.7 million, or 5%, for the three months ended June 30, 2007 and by $202.0 million, or 6%, for the six months ended June 30, 2007 as compared to the same periods in 2006. These increases were attributable to our ongoing pricing discipline and premium rate increases, partially offset by decreases in membership levels. The commercial premium PMPM increased by 8.4% and 7.3% for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.

Medicare premiums increased by $113.3 million, or 20%, for the three months ended June 30, 2007 and by $242.3 million, or 21%, for the six months ended June 30, 2007 as compared to the same periods in 2006. These increases were primarily due to an increase in members participating in the Medicare Advantage and Medicare Part D prescription drug program, which resulted in an increase in the premiums we received from CMS, and new private-fee-for-service Medicare plans effective January 1, 2007.

Medicaid premiums increased by $5.1 million, or 2%, for the three months ended June 30, 2007 and by $20.6 million, or 4%, for the six months ended June 30, 2007 as compared to the same periods in 2006. These increases are primarily due to increases in the Medicaid premium PMPM, which was 4.7% for the three months and six months ended June 30, 2007 over the same periods in 2006.

Health Plan Services Costs

Health plan services costs increased by $199.3 million, or 9%, for the three months ended June 30, 2007 and increased by $435.1 million, or 10%, for the six months ended June 30, 2007 as compared to the same periods in 2006. Health plan MCR was 84.7% for the three months ended June 30, 2007, and 84.5% for the six months ended June 30, 2007 as compared to 84.0% and 83.7% for the same periods in 2006, respectively. On a PMPM basis, health care costs increased by 8.6% for the three months ended June 30, 2007 and 7.9% for the six months ended June 30, 2007 as compared to the same periods in 2006.

Our commercial MCR increased by 20 basis points for the three and six months ended June 30, 2007. This slight increase reflects a percentage increase in our health care costs on a PMPM basis that slightly outpaced the percentage increase in our commercial premiums on a PMPM basis. The increase in the commercial health care cost trend on a PMPM basis was 8.6% and 7.5% for the three and six months ended June 30, 2007, respectively, over the same period in 2006. Physician and hospital costs rose 7.6% and 9.3% on a PMPM basis, respectively, and pharmacy costs rose 7.7% on a PMPM basis for the three months ended June 30, 2007 over the same period in 2006. Physician and hospital costs rose 7.1% and 8.9%, respectively, on a PMPM basis, and pharmacy costs rose 4.9% on a PMPM basis for the six months ended June 30, 2007 over the same period in 2006.

Our Medicare MCR, including Medicare Advantage and Part D, increased by 77 basis points for the three months ended June 30, 2007 and by 155 basis points for the six months ended June 30, 2007. Medicare health care cost PMPM remained relatively stable for the three and six months ended June 30, 2007 as compared to the same periods in 2006.

The increase in the Medicaid health care cost PMPM was 9.5% for the three months ended June 30, 2007 and 7.9% for the six months ended June 30, 2007 over the same periods in 2006 primarily driven by higher inpatient and outpatient hospital costs.

Administrative Services Fees and Other Income

Administrative services fees and other income decreased by $2.6 million, or 19%, for the three months ended June 30, 2007 and by $4.6 million, or 16%, for the six months ended June 30, 2007 as compared to the same periods in 2006. The decreases in administrative services fees are primarily due to a decrease in enrollment. The enrollment decline of 15,000 members, or 14%, was primarily in our Connecticut health plan.

Net Investment Income

Net investment income increased by $1.6 million, or 6%, for the three months ended June 30, 2007 as compared to the same period in 2006, primarily due to higher cash and investment balances. Net investment income increased by $9.7 million or 20%, for the six months ended June 30, 2007 as compared to the same periods in 2006, primarily due to higher cash and investment balances and $3.7 million of net realized gain in the three months ended March 31, 2007.

General, Administrative and Other Costs

G&A costs decreased by $18.7 million, or 6%, for the three months ended June 30, 2007 and by $14.6 million, or 3%, for the six months ended June 30, 2007 as compared to the same periods in 2006. Our administrative expense ratio decreased to 9.8% and 10.2% for the three and six months ended June 30, 2007, respectively, from 11.2% and 11.4% for the same periods in 2006, primarily driven by our focus on expense management and a $6 million gain related to a property sale.

The selling costs ratio increased to 2.7% and 2.6% for the three and six months ended June 30, 2007, respectively, from 2.3% for the same periods in 2006. This increase is consistent with a 27% increase in commercial new sales and higher rate of broker commissions.

Amortization and depreciation expense increased by $2.8 million and $5.0 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The increases were primarily due to the addition of new assets placed in production related to various information technology system projects and the amortization of intangible assets from the Guardian Transaction. The amortization expense for the third quarter of 2007 will reflect three months of amortization expense of the intangible assets that arose from the Guardian Transaction.

Interest expense decreased by $5.6 million, or 42%, for the three months ended June 30, 2007 and by $8.3 million, or 32%, for the six months ended June 30, 2007 as compared to the same periods in 2006. The decreases were primarily due to the redemption of our 8.375% senior notes due 2011 in the third quarter of 2006.

Government Contracts Segment Membership

Under our TRICARE contract for the North Region, we provided health care services to approximately 2.9 million eligible beneficiaries in the Military Health System (MHS) as of June 30, 2007 and June 30, 2006. Included in the 2.9 million eligibles as of June 30, 2007 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.1 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of June 30, 2007, there were approximately 1.4 million TRICARE eligibles enrolled in TRICARE Prime under the TRICARE contract for the North Region.

In addition to the 2.9 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer 11 contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 10 states covering approximately 27,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for the Government Contracts segment for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Government Contracts segment:
Revenues	$613.9	$627.0	$1,221.9	$1,251.6
Costs	570.6	590.2	1,137.7	1,185.2

Pretax income	$43.3	$36.8	$84.2	$66.4

Government Contracts Ratio	92.9%	94.1%	93.1%	94.7%

Government Contracts revenues decreased by $13.1 million, or 2%, for the three months ended June 30, 2007, and by $29.7 million, or 2%, for the six months ended June 30, 2007 as compared to the same periods in 2006. Government Contracts costs decreased by $19.6 million, or 3%, for the three months ended June 30, 2007 and by $47.5 million, or 4%, for the six months ended June 30, 2007 as compared to the same periods in 2006. These decreases are primarily due to the return of payment responsibility for health care expenditures for active duty personnel costs in the civilian sector to the government beginning in the third quarter of 2006 and to continued improvement in the health care costs in the third option period, which ended on March 31, 2007.

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs which is negotiated annually during the term of the contract, with underruns and overruns of our target cost borne 80% by the government and 20% by us. We recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable and supportable and collectibility is reasonably assured. During the three and six months ended June 30, 2007, we recognized decreases in the revenue estimate of $19 million and $62 million, respectively, and decreases in the cost estimate of $24 million and $78 million, respectively. During the three and six months ended June 30, 2006, we recognized decreases in the revenue estimate of $10 million and $18 million, respectively, and decreases in the cost estimate of $12 million and $23 million, respectively.

The Government contracts ratio improved by 120 basis points for the three months ended June 30, 2007 and by 160 basis points for the six months ended June 30, 2007 as compared to the same periods in 2006, primarily due to moderating health care cost trends and improved health care performance in each successive option period of the TRICARE contract for the North Region particularly in the option period 3 which began on April 1, 2006.

Income Tax Provision

Our income tax expense and the effective income tax rate for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Income tax expense	$56.7	$49.0	$111.2	$97.4
Effective income tax rate	38.1%	38.9%	38.1%	38.8%

The effective income tax rate differs from the statutory federal tax rate of 35.0% in each period due primarily to state income taxes and tax-exempt investment income. The effective income tax rate for the three months ended June 30, 2007, is lower compared to the same period in 2006 due primarily to changes in the state tax statute. The effective income tax rate for the six months ended June 30, 2007 is lower compared to the same periods in 2006 due primarily to changes in tax reserves and change in the state tax statute.

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

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $229.1 million and $199.6 million as of June 30, 2007 and December 31, 2006, respectively.

Our cash flow from operating activities is also impacted by the timing of collections on our amounts receivable from CMS. Our receivable related to our Medicare business was $102.6 million and $171.1 million as of June 30, 2007 and December 31, 2006, respectively.

Operating Cash Flows

Our net cash flow provided by operating activities for the six months ended June 30, 2007 compared to the same period in 2006 is as follows:

	June 30, 2007	June 30, 2006	Change 2007 over 2006
	(Dollars in millions)
Net cash provided by operating activities	$479.7	$204.6	$275.1

Net cash provided by operating activities increased primarily due to an increase in cash flows from the growth in our Medicare business, including payments from CMS for our low-income and catastrophic members.

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

Our net cash flow used in investing activities for the six months ended June 30, 2007 compared to the same period in 2006 are as follows:

	June 30, 2007	June 30, 2006	Change 2007 over 2006
	(Dollars in millions)
Net cash used in investing activities	$(88.9)	$(652.2)	$563.3

Net cash used in investing activities decreased primarily due to the following:

•

Decrease in purchases of restricted investments and other of $512.3 million, $497 million was placed into a trust in June 2006 for the defeasance of our $400 million 8.375% senior notes due 2011 which was completed in August 2006,

•	Proceeds from the sales of our Shelton and Tucson campuses (see Note 4 to the consolidated financial statements) of $96.6 million, and

•	Increase in net sales, maturities and purchases of investments of $11.5 million, partially offset by

•

Increase of $6.7 million in cash paid for acquisitions, of which $80.3 million was paid for the Guardian Transaction, partially offset by $73.6 million paid to acquire certain health plan assets of Universal Care, Inc. during the six months ended June 30, 2006 (see Note 4 to the consolidated financial statements);

•	$45.9 million placed in a restricted account to secure the payment of projected claims for former Guardian liabilities under the HCS business; and

•	Increased purchases of property and equipment of $4.6 million.

Financing Activities

Our net cash flow provided by financing activities for the six months ended June 30, 2007 compared to the same period in 2006 is as follows:

	June 30, 2007	June 30, 2006	Change 2007 over 2006
	(Dollars in millions)
Net cash (used in) provided by financing activities	$(119.5)	$531.1	$(650.6)

Net cash provided by financing activities decreased during the six months ended June 30, 2007, primarily due to the following:

•

Refinancing activities resulting in the repayment of amounts outstanding under our $200 million Bridge Loan Agreement, $300 million Term Loan Agreement and the repayment of $100 million drawn under our $700 million revolving credit facility,

•	$67 million increase in stock repurchases under our stock repurchase program during the six months ended June 30, 2007 as compared to the same period in 2006, partially offset by

•	$11.3 million increase in employee stock option proceeds and $8.9 million increase in the excess tax benefits from share based compensation

See “—Capital Structure” below for additional information regarding our new Senior Notes, Bridge Loan Agreement, Term Loan Agreement, our stock repurchase program and our revolving credit facility.

Capital Structure

Stock Repurchase Program. Our Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to repurchase up to $450 million of our common stock. Additional amounts may be added to the program based on exercise proceeds and tax benefits received from the exercise of employee stock options if approved by the Board. The remaining authorization under our stock repurchase program as of June 30, 2007 was $158.4 million. We repurchased 360,300 shares and 1,360,300 shares of our common stock during the three and six months ended June 30, 2007, respectively, for aggregate consideration of approximately $19.1 million and $73.2 million, respectively. We did not repurchase any shares of common stock under our stock repurchase program during the three and six months ended June 30, 2006. We used net free cash available to fund the share repurchases.

The following table presents monthly information related to repurchases of our common stock under our stock repurchase program in 2007 as of June 30, 2007:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)(c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (c) (d)
January 1—January 31	—	—	—	—	$199,786,363
February 1—February 28	—	—	—	—	$199,786,363
March 1—March 31	1,000,000	$54.06	$54,060,000	1,000,000	$177,569,548
April 1—April 30	—	—	—	—	$177,569,548
May 1—May 31	—	—	—	—	$177,569,548
June 1—June 30	360,300	53.07	19,120,643	360,300	$158,448,905

Total	1,360,300	$53.80	$73,180,643	1,360,300

(a)	We did not repurchase any shares of our common stock during the six months ended June 30, 2007 outside our publicly announced stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans (See Part II “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”).
(b)	Our stock repurchase program was announced in April 2002. We announced additional repurchase authorization in August 2003 and October 2006.
(c)	A total of $450 million of our common stock may be repurchased under our stock repurchase program. Additional amounts may be added to the program based on exercise proceeds and tax benefits the Company receives from the exercise of employee stock options, but only upon further approval by the Board of Directors. The remaining authority under our repurchase program includes proceeds received from option exercises and tax benefits the Company received from the exercise of employee stock options through January 31, 2007.
(d)	Our stock repurchase program does not have an expiration date. During the six months ended June 30, 2007, we did not have any repurchase program that expired, and we did not terminate any repurchase program prior to its expiration date.

Senior Notes. On May 18, 2007 we issued $300 million in aggregate principal amount of 6.375% Senior Notes due 2017. On May 31, 2007, we issued an additional $100 million of 6.375% Senior Notes due 2017 which were consolidated with, and constitute the same series as, the Senior Notes issued on May 18, 2007 (collectively, the “Senior Notes”). The aggregate net proceeds from the issuance of the Senior Notes was $393.5 million and were used to repay $300 million outstanding under our Term Loan Agreement and $100 million outstanding under our $700 million revolving credit facility.

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase.

The Senior Notes may be redeemed in whole at any time or in part from time to time, prior to maturity at our option, at a redemption price equal to the greater of:

•	100% of the principal amount of the Senior Notes then outstanding to be redeemed; or

•

the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed (not including any portion of such payments of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable treasury rate plus 30 basis points plus, in each case, accrued and unpaid interest on the principal amount being redeemed to the redemption date.

Each of the following will be an Event of Default under the indenture governing the Senior Notes:

•

failure to pay interest for 30 days after the date payment is due and payable; provided that an extension of an interest payment period by us in accordance with the terms of the Senior Notes shall not constitute a failure to pay interest;

•	failure to pay principal or premium, if any, on any note when due, either at maturity, upon any redemption, by declaration or otherwise;

•	failure to perform any other covenant or agreement in the notes or indenture for a period of 60 days after notice that performance was required;

•

(A) our failure or the failure of any of our subsidiaries to pay indebtedness for money we borrowed or any of our subsidiaries borrowed in an aggregate principal amount of at least $50,000,000, at the later of final maturity and the expiration of any related applicable grace period and such defaulted payment shall not have been made, waived or extended within 30 days after notice or (B) acceleration of the maturity of indebtedness for money we borrowed or any of our subsidiaries borrowed in an aggregate principal amount of at least $50,000,000, if that acceleration results from a default under the instrument giving rise to or securing such indebtedness for money borrowed and such indebtedness has not been discharged in full or such acceleration has not been rescinded or annulled within 30 days after notice; or

•	events in bankruptcy, insolvency or reorganization of our company.

Revolving Credit Facility. On June 25, 2007, we entered into a new $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. The new revolving credit facility replaces our $700 million revolving credit facility which had a maturity date of June 30, 2009. On June 1, 2007, we repaid $100 million of outstanding borrowings under the $700 million revolving credit facility.

The new facility provides for aggregate borrowings in the amount of $900 million, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans. In addition, we have the ability from time to time to increase the facility by up to an additional $250 million in the aggregate, subject to the receipt of additional commitments. The new revolving credit facility will expire on June 25, 2012.

Amounts outstanding under the new revolving credit facility will bear interest, at our option, at (a) the base rate, which is a rate per annum equal to the greater of (i) the federal funds rate plus one-half of one percent and (ii) Bank of America’s prime rate (as such term is defined in the facility), (b) a competitive bid rate solicited from the syndicate of banks, or (c) the British Bankers Association LIBOR rate (as such term is defined in the facility), plus an applicable margin, which is initially 70 basis points per annum and is subject to adjustment according to the our credit ratings, as specified in the new facility.

The new revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements which restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends.

The new revolving credit facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/ or cross-acceleration to other indebtedness of the Company or our subsidiaries in excess of $50 million; certain ERISA-related events; noncompliance by us or any of our subsidiaries with any material term or provision of the HMO Regulations or Insurance Regulations (as each such term is defined in the facility); certain voluntary and involuntary bankruptcy events; inability to pay debts; undischarged, uninsured judgments greater than $50 million against us and/or our subsidiaries; actual or asserted invalidity of any loan document; and a change of control. If an event of default occurs and is continuing under the facility, the lenders thereunder may, among other things, terminate their obligations under the facility and require us to repay all amounts owed thereunder.

As of June 30, 2007, we were in compliance with all covenants under our new revolving credit facility.

As of June 30, 2007, we had outstanding an aggregate of $120.8 million in letters of credit. As a result, the maximum amount available for borrowing under the new credit facility as of June 30, 2007 was $779.2 million.

Term Loan Credit Agreement. On June 23, 2006, we entered into a $300 million Term Loan Credit Agreement (Term Loan Agreement) with JP Morgan Chase Bank, N.A., as administrative agent and lender, and Citicorp USA, Inc., as syndication agent and lender. Borrowings under the Term Loan Agreement had a final maturity date of June 23, 2011. On May 22, 2007 we repaid our outstanding borrowings under the Term Loan Agreement with the proceeds from the offering of our Senior Notes.

Bridge Loan Agreement. On June 23, 2006, we entered into a $200 million Bridge Loan Agreement (Bridge Loan Agreement) with The Bank of Nova Scotia, as administrative agent and lender. We repaid all of our outstanding borrowings under the Bridge Loan Agreement on March 22, 2007, partially funded by a $100 million draw on our $700 million revolving credit facility.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of June 30 2007, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state of incorporation and licensure and are generally based on requirements established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the statutory new worth level or RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At June 30, 2007, we had sufficient capital to exceed this level.

As necessary, we make contributions to, and issue standby letters of credit on behalf of, our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the second quarter ended June 30, 2007, we made capital contributions of $45.9 million to Health Net Insurance of New York, Inc.

and $3 million to Health Net of New York, Inc. in order to meet RBC or other capital requirements in connection with the Guardian Transaction. We also contributed $25 million to Health Net of Connecticut in order to meet RBC or other capital requirements. Health Net, Inc. did not make any other capital contributions to its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations during the six months ended June 30, 2007 or thereafter through July 31, 2007.

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

CONTRACTUAL OBLIGATIONS

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2006 in our Form 10-K for the year ended December 31, 2006. During the three months ended June 30, 2007, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K and our Form 10-Q for the quarter ended March 31, 2007 except as follows:

	July 1, 2007 to December 31, 2007	2008	2009	2010	2011	Thereafter	Total
	(Amounts in millions)
6 3/8% Senior Notes—Principal (1)	$—	$—	$—	$—	$—	$400.0	$400.0
6 3/8% Senior Notes—Interest (1)	13.7	25.5	25.5	25.5	25.5	140.2	255.9

(1)	In May 2007, we completed our offering of $400 million in aggregate principal amount of 6.375% Senior Notes due 2017. See “Liquidity and Capital Resources—Capital Structure—Senior Notes” above. The Senior Notes were issued pursuant to an Indenture dated as of May 18, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2007, we did not have any off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2006, we identified the critical accounting policies which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, government contracts, goodwill and recoverability of long-lived assets and investments. We have not changed these policies from those previously disclosed in our Annual Report on Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of June 30, 2007 is discussed below. There were no other significant changes to the critical accounting estimates as disclosed in our 2006 Annual Report on Form 10-K.

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

An extensive degree of actuarial judgment is used in this estimation process, considerable variability is inherent in such estimates, and the estimates are highly sensitive to changes in medical claims submission and payment patterns and medical cost trends. As a result, the completion factors and the claims per member per month trend factor are the most significant factors used in estimating our reserves for claims. Since a large portion of the reserves for claims is attributed to the most recent months, the estimated reserves for claims are highly sensitive to these factors.

The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by these factors:

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$(52.5) million
1%	$(26.7) million
(1)%	$27.7 million
(2)%	$56.5 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$27.2 million
1%	$13.6 million
(1)%	$(13.6) million
(2)%	$(27.2) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

For a more detailed discussion of our market risks relating to these activities, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2006 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 7 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors.

The risk factors set forth below update, and should be read together with, the risk factors disclosed in Part I Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Part II Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. These risk factors are intended to update the status of the RFP process for our TRICARE contract for the North region and to reflect the issuance of Senior Notes in May 2007 and the entry into a new revolving credit facility in June 2007.

A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.

Approximately 46% of our annual revenues relate to federal, state and local government health care coverage programs, such as Medicare, Medicaid and TRICARE. All of the revenues in our Government Contracts segment come from the federal government. Under government-funded health programs, the government payor typically determines premium and reimbursement levels. If the government payor reduces premium or reimbursement levels or increases them by less than our costs increase, and we are unable to make offsetting adjustments through supplemental premiums and changes in benefit plans, we could be adversely affected. Contracts under these programs are generally subject to frequent change, including changes which may reduce the number of persons enrolled or eligible, reduce the revenue received by us or increase our administrative or health care costs under such programs. Changes of this nature could have a material adverse effect on our business, financial condition or results of operations. Changes to government health care coverage programs in the future may also affect our willingness to participate in these programs.

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

Health care operations under our TRICARE North contract are scheduled to conclude on March 31, 2009. In the second quarter of 2007, we received a draft Request for Proposal from the Department of Defense for the next generation of TRICARE contracts. We are currently engaged in the process of submitting our comments to the Department of Defense. We expect that a formal Request for Proposal will be released in the third quarter of 2007 and that contract awards will be made in the second quarter of 2008. However, the Department of Defense has the option to extend our TRICARE contract for the North region for up to two additional one-year option periods. If the Department of Defense elects to extend for two additional one-year option periods and both option periods are exercised, the TRICARE contract for the North region would conclude on March 31, 2011. If the contract is not extended, and we are not awarded a new TRICARE contract, or if the terms and conditions of a new contract were significantly changed, it could have a material adverse effect on our business, results of operation and financial condition.

We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect our operations.

We have outstanding a $900 million five-year revolving credit facility which expires in June 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure—Revolving Credit Facility” and “—Our new revolving credit facility contains restrictive covenants that could limit our ability to pursue our business strategies” below for additional information regarding our revolving credit facility. We also have outstanding $400 million in aggregate principal amount of 6.375% Senior Notes due 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure—Senior Notes” for additional information regarding our Senior Notes.

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

We continually evaluate options to refinance our outstanding indebtedness, including, without limitation, potential structured financing arrangements and the issuance of new debt securities. Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. There can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements.

Our revolving credit facility contains restrictive covenants that could limit our ability to pursue our business strategies.

On June 25, 2007, we entered into a $900 million five year revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure—Revolving Credit Facility” for additional information regarding our revolving credit facility. Our new revolving credit facility requires us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, pay dividends, make investments or other restricted payments, sell or otherwise dispose of assets and engage in other activities. In addition, we are required to comply with specified financial covenants, including a maximum leverage ratio and a minimum fixed charge coverage ratio.

The restrictive covenants under our revolving credit facility could limit our ability to pursue our business strategies. In addition, any failure by us to comply with these restrictive covenants could result in an event of default under the revolving credit facility and, in some circumstances, under the indenture governing our Senior Notes, which, in either case, could have a material adverse effect on our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized a $450 million stock repurchase program. A description of the stock repurchase program and tabular disclosure of the information required under this Item 2 is contained in Part I—“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure—Stock Repurchase Program.”

In addition, under the Company’s various stock option and long term incentive plans (the “Plans”), employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and exercise price obligations arising from the vesting and/or exercise of stock options and other equity awards. The following table provides information with respect to the shares withheld by the Company to satisfy these obligations to the extent employees or non-employee directors elected for the Company to withhold such shares. These repurchases were not part of our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1—January 31	—	—
February 1—February 28	33,110	$54.16
March 1—March 31	538	$55.42
April 1—April 30	—	—
May 1—May 31	2,287	$57.66
June 1—June 30	4,196	$57.31

Total	40,131	$54.70

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 1, 2007, we held our 2007 Annual Meeting of Stockholders (Annual Meeting). At the Annual Meeting, our stockholders voted upon proposals to (i) elect nine directors to serve for a term of one year or until the 2008 Annual Meeting of Stockholders (Proposal 1) and (ii) ratify the Board’s selection of Deloitte & Touche LLP as the Company’s independent registered public accountants for 2007 (Proposal 2).

The following provides voting information for all matters voted upon at the Annual Meeting, and includes a separate tabulation with respect to each nominee for director:

Proposal 1

Election of Directors:	Votes For:	Votes Against:	Votes Withheld:	Broker Non Votes:
Theodore F. Craver, Jr.	82,639,687	0	18,722,302	0
Vicki B. Escarra	94,820,624	0	6,541,365	0
Thomas T. Farley	82,638,321	0	18,723,668	0
Gale S. Fitzgerald	82,613,083	0	18,748,906	0
Patrick Foley	82,627,512	0	18,734,477	0
Jay M. Gellert	82,627,023	0	18,734,966	0
Roger F. Greaves	81,767,182	0	19,594,807	0
Bruce G. Willison	82,001,664	0	19,360,325	0
Frederick C. Yeager	82,628,923	0	18,733,066	0

Since each of the nominees received a plurality of the votes cast, each of the nominees was elected as a director for an additional term at the Annual Meeting.

Proposal 2

With respect to the ratification of the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007, 100,179,390 votes were cast for and 1,157,557 votes were cast against and there were 25,042 abstentions and no broker non-votes. Since Proposal 2 received the affirmative vote of a majority of the votes cast on that proposal, the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was ratified.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
4.1	Indenture, dated as of May 18, 2007, by and between Health Net, Inc. as issuer, and The Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.2	Officer’s Certificate, dated May 18, 2007, establishing the terms and form of the Company’s $300,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (the “Notes”) (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.3	Officer’s Certificate, dated May 31, 2007, establishing the terms and form of the Company’s $100,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (the “Additional Notes”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007 (File No. 1-12718) and incorporated herein by reference).

4.4	Form of Note (included in Exhibit 4.2 above)

4.5	Form of Additional Note (included in Exhibit 4.3 above)

10.1	Credit Agreement, dated as of June 25, 2007, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, N.A., as Syndication Agent, Citicorp USA, Inc., as Documentation Agent, the other lenders party thereto and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and as Co-Book Managers (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2007 (File No. 1-12718) and incorporated herein by reference).

10.2	Office Building Lease dated as of June 29, 2007 by and between WCCP 1 Finance Drive, LLC, EDI Ocean, LLC, WRM Investments, LLC, PVP Investments, LLC and Health Net of Arizona, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: August 6, 2007	By:	/s/ JAMES E. WOYS
James E. Woys
Interim Chief Financial Officer

Date: August 6, 2007	By:	/s/ BRET A. MORRIS
Bret A. Morris
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Indenture, dated as of May 18, 2007, by and between Health Net, Inc. as issuer, and The Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.2	Officer’s Certificate, dated May 18, 2007, establishing the terms and form of the Company’s $300,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (the “Notes”) (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.3	Officer’s Certificate, dated May 31, 2007, establishing the terms and form of the Company’s $100,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (the “Additional Notes”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007 (File No. 1-12718) and incorporated herein by reference).

4.4	Form of Note (included in Exhibit 4.2 above)

4.5	Form of Additional Note (included in Exhibit 4.3 above)

10.1	Credit Agreement, dated as of June 25, 2007, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, N.A., as Syndication Agent, Citicorp USA, Inc., as Documentation Agent, the other lenders party thereto and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and as Co-Book Managers (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2007 (File No. 1-12718) and incorporated herein by reference).

10.2	Office Building Lease dated as of June 29, 2007 by and between WCCP 1 Finance Drive, LLC, EDI Ocean, LLC, WRM Investments, LLC, PVP Investments, LLC and Health Net of Arizona, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.