Form 10-Q
period 2007-09-30
HEALTH NET INC
filed 2007-11-09
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

or

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

The number of shares outstanding of the registrant’s Common Stock as of November 2, 2007 was 110,209,679 (excluding 33,179,429 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
Health plan services premiums	$2,930,151	$2,622,065	$8,518,596	$7,745,518
Government contracts	660,394	578,514	1,882,254	1,830,108
Net investment income	29,298	33,198	88,546	82,813
Administrative services fees and other income	12,085	13,648	35,622	41,738

Total revenues	3,631,928	3,247,425	10,525,018	9,700,177

EXPENSES
Health plan services (excluding depreciation and amortization)	2,631,211	2,174,191	7,353,564	6,461,380
Government contracts	613,345	538,215	1,750,962	1,723,458
General and administrative	397,168	287,463	958,456	863,386
Selling	91,524	62,783	237,495	178,951
Depreciation and amortization	12,738	6,714	29,384	18,283
Interest	7,401	15,411	24,785	41,086
Debt refinancing charge	—	70,095	—	70,095

Total expenses	3,753,387	3,154,872	10,354,646	9,356,639

(Loss) Income from operations before income taxes	(121,459)	92,553	170,372	343,538
Income tax (benefit) provision	(17,614)	1,651	93,602	99,010

Net (loss) income	$(103,845)	$90,902	$76,770	$244,528

Net (loss) income per share:
Basic	$(0.93)	$0.78	$0.69	$2.12
Diluted	$(0.93)	$0.76	$0.67	$2.06
Weighted average shares outstanding:
Basic	111,111	115,867	111,729	115,229
Diluted	111,111	118,830	114,357	118,516

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$698,889	$704,806
Investments—available for sale (amortized cost: 2007—$1,485,575; 2006—$1,430,792)	1,472,717	1,416,038
Premiums receivable, net of allowance for doubtful accounts (2007—$6,374; 2006—$7,526)	299,705	177,625
Amounts receivable under government contracts	174,647	199,569
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	295,241	272,961
Other receivables	100,528	230,865
Deferred taxes	148,990	54,702
Other assets	203,928	161,280

Total current assets	3,394,645	3,217,846
Property and equipment, net	170,353	151,184
Goodwill	751,949	751,949
Other intangible assets, net	114,424	42,835
Deferred taxes	45,223	33,137
Other noncurrent assets	143,639	100,071

Total Assets	$4,620,233	$4,297,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,313,104	$1,048,796
Health care and other costs payable under government contracts	52,472	52,384
IBNR health care costs payable under TRICARE North contract	295,241	272,961
Unearned premiums	187,958	164,099
Bridge loan	—	200,000
Accounts payable and other liabilities	400,878	371,263

Total current liabilities	2,249,653	2,109,503
Senior notes payable	398,020	—
Loans payable	—	300,000
Other noncurrent liabilities	213,376	108,554

Total Liabilities	2,861,049	2,518,057

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2007—143,376 shares; 2006—140,690 shares)	143	140
Additional paid-in capital	1,141,289	1,027,878
Treasury common stock, at cost (2007—32,825 shares of common stock; 2006—28,815 shares of common stock)	(1,104,904)	(891,294)
Retained earnings	1,732,170	1,653,478
Accumulated other comprehensive loss	(9,514)	(11,237)

Total Stockholders’ Equity	1,759,184	1,778,965

Total Liabilities and Stockholders’ Equity	$4,620,233	$4,297,022

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Restricted Common Stock	Unearned Compensation	Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount				Shares	Amount
Balance as of January 1, 2006	137,898	$137	$6,883	$(2,137)	$906,789	(23,182)	$(633,375)	$1,324,165	$(13,387)	$1,589,075
Comprehensive income:
Net income								244,528		244,528
Change in unrealized loss on investments, net of tax impact of $2,204									3,507	3,507

Total comprehensive income										248,035

Exercise of stock options including related tax benefit	1,963	3			60,243					60,246
Repurchases of common stock					4,424	(157)	(7,248)			(2,824)
Amortization of restricted stock grants					1,334					1,334
Share-based compensation expense including related tax benefit					14,821					14,821
Reclassification in connection with adopting SFAS No. 123(R)			(6,883)	2,137	4,746					—

Balance as of September 30, 2006	139,861	$140	$—	$—	$992,357	(23,339)	$(640,623)	$1,568,693	$(9,880)	$1,910,687

Balance as of January 1, 2007	140,690	$140	$—	$—	$1,027,878	(28,815)	$(891,294)	$1,653,478	$(11,237)	$1,778,965
Implementation of FIN 48								1,922		1,922

Adjusted balance as of January 1, 2007	140,690	140	—	—	1,027,878	(28,815)	(891,294)	1,655,400	(11,237)	1,780,887
Comprehensive income:
Net income								76,770		76,770
Change in unrealized loss on investments, net of tax impact of $435									1,461	1,461
Defined benefit pension plans:
Prior service cost and net loss									262	262

Total comprehensive income										78,493

Exercise of stock options including related tax benefit	2,556	3			95,696					95,699
Repurchases of common stock and accelerated stock repurchase settlement	133				(125)	(4,010)	(213,610)			(213,735)
Forfeiture of restricted stock	(3)				(88)					(88)
Amortization of restricted stock grants					94					94
Share-based compensation expense including related tax benefit					17,834					17,834

Balance as of September 30, 2007	143,376	$143	$—	$—	$1,141,289	(32,825)	$(1,104,904)	$1,732,170	$(9,514)	$1,759,184

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,770	$244,528
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	29,384	18,283
Debt refinancing charge	—	70,095
Share-based compensation expense	17,841	14,821
Other changes	(4,457)	12,041
Changes in assets and liabilities, net of effects of dispositions or acquisitions:
Premiums receivable and unearned premiums	(98,221)	(68,895)
Other current assets, receivables and noncurrent assets	6,270	4,568
Amounts receivable/payable under government contracts	25,010	(51,426)
Reserves for claims and other settlements	264,308	(4,798)
Accounts payable and other liabilities	31,610	(100,457)

Net cash provided by operating activities	348,515	138,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	565,228	320,766
Maturities of investments	148,227	75,701
Purchases of investments	(783,243)	(435,000)
Sales of property and equipment	96,748	4,242
Purchases of property and equipment	(47,508)	(48,829)
Cash paid related to the acquisition of assets and business	(80,277)	(73,999)
(Purchases) sales of restricted investments and other	(29,571)	17,366

Net cash used in investing activities	(130,396)	(139,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	70,097	46,411
Excess tax benefit on share-based compensation	17,500	8,008
Repurchases of common stock	(205,168)	(2,831)
Proceeds from issuance of senior notes	393,535	—
Proceeds from issuance of bridge and term loans	—	497,334
Borrowings under revolving credit facility	100,000	—
Repayment of bridge and term loans and revolving credit facility borrowings	(600,000)	—
Repayment of senior notes and debt refinancing costs	—	(465,045)

Net cash (used in) provided by financing activities	(224,036)	83,877

Net (decrease) increase in cash and cash equivalents	(5,917)	82,884
Cash and cash equivalents, beginning of year	704,806	742,485

Cash and cash equivalents, end of period	$698,889	$825,369

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$26,836	$48,685
Income taxes paid	126,982	82,731
Securities reinvested from restricted available for sale investments to restricted cash	37,576	20,360
Securities reinvested from restricted cash to restricted available for sale investments	20,958	18,459

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Health Net, Inc. (referred to herein as Health Net, the Company, we, us or our) prepared the accompanying unaudited consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (Form 10-K).

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

Certain amounts in the 2006 financial statements have been reclassified to conform to the current presentation. Certain items presented in the consolidated statements of cash flows, amounting to $10.1 million for the nine months ended September 30, 2006, have been reclassified between financing activities and operating activities. This reclassification had no impact on our net earnings or balance sheet as previously reported.

2. SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We establish a valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, (SFAS No. 109.) We continually review the adequacy of the valuation allowance and recognize the benefits from our deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized.

We file tax returns in many tax jurisdictions. Often, application of tax rules within the various jurisdictions is subject to differing interpretation. Despite our belief that our tax return positions are fully supportable, we believe that it is probable certain positions will be challenged by taxing authorities, and we may not prevail on the positions as filed. Accordingly, we maintain a liability for the estimated amount of contingent tax challenges by taxing authorities upon examination, in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which we adopted as of January 1, 2007. Prior to 2007, we maintained a liability pursuant to SFAS No. 5, Accounting for Contingencies. FIN 48 clarifies the accounting for uncertain taxes recognized in a company’s financial statements in accordance with SFAS No. 109. The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. The interpretation also requires that any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements be recorded in a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment.

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

Of the $112 million total liability at January 1, 2007 for unrecognized tax benefits, approximately $33 million will, if recognized, impact the Company’s effective tax rate. Approximately $13 million of the total benefits will, if recognized, impact goodwill from prior acquisitions of subsidiaries, and the remaining $66 million would impact deferred tax assets.

We recognize interest and any applicable penalties that could be assessed related to unrecognized tax benefits in income tax provision expense. The liability for unrecognized tax benefits includes approximately $7 million of accrued interest and an immaterial amount of penalties as of January 1, 2007.

We file tax returns in the federal as well as several state tax jurisdictions. As of September 30, 2007, the statute of limitations for examination is open in the federal jurisdiction for 2003 and forward. The most significant state tax jurisdiction for the Company is California, and the statute of limitations is open for examination by that jurisdiction for 2002 and forward. We are the subject of continuous ongoing examination as a large taxpayer by the Internal Revenue Service, and in addition we are in the process of examination by various state taxing authorities.

During the quarter ended September 30, 2007, an examination was closed by the Internal Revenue Service of tax years 2003 through 2005. As a result, we expect to pay approximately $17 million to resolve issues relating to the timing of deductions for certain items of deferred revenue, bad debts and a reserve for worker’s compensation. Material changes to the liability for unrecognized tax benefits during the quarter ended September 30, 2007 included reductions in temporary differences related to examination issues and reductions due to allowances against deferred tax assets that were also the subject of uncertain tax positions. The balance of the liability for unrecognized tax benefits as of September 30, 2007 is $61 million.

A material adjustment to the income tax benefit for the three months ended September 30, 2007 involved the establishment of a $31 million valuation allowance against certain deferred tax assets, principally net operating loss carryforwards, of a subsidiary that may incur future expenses as a result of the McCoy, Wachtel and Scharfman litigation (see Note 7).

Comprehensive Income

Our comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Net (loss) income	$(103.8)	$90.9	$76.8	$244.5
Other comprehensive income (loss), net of tax:
Net unrealized gains on investments available for sale	10.5	14.9	1.5	3.5
Defined benefit pension plans: Prior service cost and net loss amortization	0.1	—	0.2	—

Comprehensive income	$(93.2)	$105.8	$78.5	$248.0

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

Common stock equivalents arising from dilutive stock options, restricted common stock, RSUs and performance shares are computed using the treasury stock method. There were 2,628,000 shares of dilutive common stock equivalents outstanding for the nine months ended September 30, 2007, and 2,963,000 and 3,287,000 shares of dilutive common stock equivalents outstanding for the three and nine months ended September 30, 2006, respectively. Included in the dilutive common stock equivalents are 217,000 dilutive RSUs and restricted common stock for the nine months ended September 30, 2007, and 137,000 and 140,000 dilutive RSUs and restricted common stock for the three and nine months ended September 30, 2006, respectively. For the three months ended September 30, 2007, 2,408,000 shares of common stock equivalents, including 268,000 RSUs and restricted common stock equivalents, were excluded from the computation of loss per share due to their anti-dilutive effect.

Weighted average shares related to certain equity awards of 810,000, during the nine months ended September 30, 2007, and 1,330,000 and 1,330,000 during the three and nine months ended September 30, 2006, respectively, were excluded from the denominator for diluted earnings per share because they were anti-dilutive. These options expire at various times through September 2017.

We are authorized to repurchase shares of our common stock under our stock repurchase program authorized by our Board of Directors. See Note 5 for further information on our stock repurchase program.

Goodwill and Other Intangible Assets

The carrying amount of goodwill by reporting unit is as follows:

	Health Plan Services	Total
	(Dollars in millions)
Balance as of December 31, 2006 and September 30, 2007	$751.9	$751.9

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of September 30, 2007:
Provider networks	$40.5	$(27.0)	$13.5	19.4
Customer relationships and other	29.5	(4.2)	25.3	11.1
Employer group (Note 4)	75.0	(3.6)	71.4	6.5
Trade name (Note 4)	3.1	(0.7)	2.4	1.5
Covenant not–to-compete (Note 4)	2.2	(0.4)	1.8	2.0

	$150.3	$(35.9)	$114.4

As of December 31, 2006:
Provider networks	$40.5	$(25.1)	$15.4	19.4
Customer relationships and other	29.5	(2.1)	27.4	11.1

	$70.0	$(27.2)	$42.8

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

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of September 30, 2007 and December 31, 2006, our restricted cash and cash equivalents balances totaled $14.5 million and $6.7 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $95.3 million and $111.6 million as of September 30, 2007 and December 31, 2006, respectively, and are included in investments available for sale.

On May 31, 2007 we entered into an agreement with The Guardian Life Insurance Company of America (Guardian) to, in substance, purchase Guardian’s 50% interest in the Healthcare Solutions (HCS) business. In connection with this transaction, we deposited $46.8 million in cash (amount includes $0.9 million in accrued interest) in an escrow account pursuant to the terms of our agreement with Guardian. The escrowed funds secure the payment of projected claims for former Guardian liabilities under the HCS arrangement during the claims run-out period. The restricted cash is included in other noncurrent assets on the accompanying consolidated balance sheet as of September 30, 2007. See Note 4 for additional information regarding this transaction.

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

We recognized $26.9 million and $76.1 million of favorable Medicare risk factor estimates in our health plan services premium revenues for the three and nine months ended September 30, 2007, respectively. Of these amounts, $1.2 million and $14.8 million for the three and nine months ended September 30, 2007, respectively, were for 2006 and prior payment years. We also recognized $7.1 million and $22.1 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs for the three and nine months ended September 30, 2007, respectively. Of these amounts, $0 and $4.7 million for the three and nine months ended September 30, 2007, respectively, were for 2006 and prior payment years.

We recognized $30.4 million and $80.0 million of favorable Medicare risk factor estimates in our health plan services premium revenues for the three and nine months ended September 30, 2006, respectively. Of these amounts, $0 and $35.2 million for the three and nine months ended September 30, 2006, respectively, were for 2005 and prior payment years. We also recognized $6.9 million and $27.8 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs for the three and nine months ended September 30, 2006, respectively. Of these amounts, $0 and $14.6 million for the three and nine months ended September 30, 2006, respectively, were for 2005 and prior payment years.

Government Contracts

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs which is negotiated annually during the term of the contract, with under-runs and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost under-runs and overruns when the amounts become determinable, supportable and the collectibility is reasonably assured. During the three and nine months ended September 30, 2007, respectively, we recognized an increase in the revenue estimate of $10 million and a decrease in the revenue estimate of $61 million and decreases in the cost estimate of $7 million and $95 million. During the three and nine months ended September 30, 2006, we recognized decreases in the revenue estimate of $60 million and $72 million, respectively, and decreases in the cost estimate of $112 million and $129 million, respectively.

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

We evaluate performance and allocate resources based on segment pretax income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements included in our Form 10-K, except that intersegment transactions are not eliminated. We include investment income, administrative services fees and other income and expenses associated with our corporate shared services and other costs in determining our Health Plan Services segment’s pretax income to reflect the fact that these revenues and expenses are primarily used to support our Health Plan Services reportable segment.

Our segment information is as follows:

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Three Months Ended September 30, 2007
Revenues from external sources	$2,930.2	$660.4	$—	$3,590.6
Intersegment revenues	2.3	—	(2.3)	—
Segment pretax income	(168.5)	47.0	—	(121.5)

Three Months Ended September 30, 2006
Revenues from external sources	$2,622.1	$578.5	$—	$3,200.6
Intersegment revenues	2.5	—	(2.5)	—
Segment pretax income	122.4	40.3	—	162.7

Nine Months Ended September 30, 2007
Revenues from external sources	$8,518.6	$1,882.3	$—	$10,400.9
Intersegment revenues	6.8	—	(6.8)	—
Segment pretax income	39.1	131.3	—	170.4

Nine Months Ended September 30, 2006
Revenues from external sources	$7,745.5	$1,830.1	$—	$9,575.6
Intersegment revenues	7.6	—	(7.6)	—
Segment pretax income	306.9	106.7	—	413.6

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Commercial premium revenue	$1,923.1	$1,751.6	$5,520.6	$5,147.0
Medicare premium revenue	704.4	577.9	2,102.6	1,733.8
Medicaid premium revenue	302.7	292.6	895.4	864.7

Total Health Plan Services premiums	$2,930.2	$2,622.1	$8,518.6	$7,745.5

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income from operations before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Total reportable segment pretax (loss) income	$(121.5)	$162.7	$170.4	$413.6
Debt refinancing charge (Note 6)	—	(70.1)	—	(70.1)

Income from operations before income taxes as reported	$(121.5)	$92.6	$170.4	$343.5

The debt refinancing charge is excluded from our measurement of segment performance since it is not managed within our reportable segments.

4. ACQUISITIONS AND SALES

Purchase of Guardian’s Interest in Healthcare Solutions

In 1995, we entered into a marketing and risk sharing arrangements with Guardian covering primarily small group membership in the States of Connecticut, New York and New Jersey. Under these arrangements, our managed care and indemnity products were marketed to existing insureds of Guardian. In addition, these products were distributed through the brokerage community in an integrated marketing effort under the trade name HealthCare Solutions (HCS). As part of these arrangements, we and Guardian each retained 50% of the premiums and claims. In addition, we recovered from Guardian a specified portion of the administrative expenses and the direct marketing costs which were shared equally.

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

The on-going financial results of the HCS business are included in our Health Plan Services reportable segment for the three and nine months ended September 30, 2007 and are not material to our consolidated results of operations.

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

Sale-Leaseback of Tucson, Arizona Property

On June 29, 2007, we sold our commercial campus in Tucson, Arizona (the Tucson Property) to West Coast Capital Partners, LLC (West Coast) and leased it back from West Coast under an operating lease agreement for an initial term of one year, with an option to extend for two additional one-year terms. We received net cash proceeds of $12.7 million and recorded a gain of $6.1 million as contra-G&A expense in the statement of operations in the three months ended June 30, 2007.

Sale of Pennsylvania Subsidiaries

On July 31, 2006, we completed the sale of the subsidiary that formerly held our Pennsylvania health plan and certain of its affiliates. We recognized an estimated $32 million tax benefit and a $0.4 million pretax loss related to this sale in the three months ended September 30, 2006.

The revenues and expenses of this subsidiary and such affiliates were negligible for the three and nine months ended September 30, 2006.

5. STOCK REPURCHASE PROGRAM

Our Board of Directors has authorized a stock repurchase program pursuant to which, as of September 30, 2007, we were authorized to repurchase up to $450 million of our common stock. Additional amounts may be added to the program based on exercise proceeds and tax benefits received from the exercise of employee stock options if approved by the Board of Directors.

The remaining authorization under our stock repurchase program as of September 30, 2007 was $81.2 million. We repurchased 2,609,200 shares and 3,969,500 shares of our common stock during the three and nine months ended September 30, 2007, respectively, for aggregate consideration of approximately $138.1 million and $211.3 million, respectively. We did not repurchase any shares of common stock under our stock repurchase program during the three and nine months ended September 30, 2006. We used net free cash available to fund the share repurchases. In October 2007, our Board of Directors increased the size of our stock repurchase program by $250 million, bringing the total amount of the program to $700 million.

6. FINANCING ARRANGEMENTS

Senior Notes

On May 18, 2007 we issued $300 million in aggregate principal amount of 6.375% Senior Notes due 2017. On May 31, 2007, we issued an additional $100 million of 6.375% Senior Notes due 2017 which were consolidated with, and constitute the same series as, the Senior Notes issued on May 18, 2007 (collectively, Senior Notes). The aggregate net proceeds from the issuance of the Senior Notes were $393.5 million and were used to repay $300 million outstanding under a term loan agreement and $100 million outstanding under our $700 million revolving credit facility.

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of September 30, 2007, we were in compliance with all of the covenants under the indenture governing the Senior Notes.

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

Revolving Credit Facility

On June 25, 2007, we entered into a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto, replacing our $700 million revolving credit facility which had a maturity date of June 30, 2009. There were no outstanding borrowings under our revolving credit facility as of September 30, 2007.

As of September 30, 2007, we had outstanding letters of credit which reduce the amount available for borrowing under our revolving credit facility by $120.8 million. As such, the maximum amount available for borrowing under our revolving credit facility was $779.2 million as of September 30, 2007. We were in compliance with all of the covenants under our revolving credit facility as of September 30, 2007.

Redemption of 8.375% Senior Notes

On August 14, 2006, we redeemed $400 million in aggregate principal amount of 8.375% senior notes, which were scheduled to mature in April 2011 and refinanced the 8.375% senior notes with $500 million of bridge and term loans. In connection with this refinancing, we incurred $70.1 million in costs, including $51.0 million in redemption premiums with respect to these senior notes, $11.1 million for the termination and settlement of our interest rate swap agreements and $8.0 million for professional fees and other expenses.

7. LEGAL PROCEEDINGS

Class Action Litigation

McCoy v. Health Net, Inc. et al, Wachtel v. Health Net, Inc., et al and Scharfman, et al v. Health Net, Inc., et al.

These three lawsuits are styled as nationwide class actions. McCoy and Wachtel are pending in the United States District Court for the District of New Jersey on behalf of a class of subscribers in a number of our large and small employer group plans. The Wachtel complaint initially was filed as a single plaintiff case in New Jersey State court on July 23, 2001. Subsequently, we removed the Wachtel complaint to federal court, and plaintiffs amended their complaint to assert claims on behalf of a class of subscribers in small employer group plans in New Jersey on December 4, 2001. The McCoy complaint was filed on April 23, 2003 and asserts claims on behalf of a nationwide class of Health Net subscribers. These two cases have been consolidated for purposes of trial. Plaintiffs allege that Health Net, Inc., Health Net of the Northeast, Inc. and Health Net of New Jersey, Inc. violated the Employee Retirement Income Security Act of 1974 (ERISA) in connection with various practices related to the reimbursement of claims for services provided by out-of-network (ONET) providers. Plaintiffs seek relief in the form of payment of additional benefits, injunctive and other equitable relief, and attorneys’ fees.

In September 2006, the District Court in McCoy/Wachtel certified two nationwide classes of Health Net subscribers who received medical services or supplies from an out-of-network provider and to whom the defendants paid less than the providers billed charges from 1995 through August 31, 2004. Class notices were mailed and published in various newspapers at the beginning of July 2007.

On January 13, 2005, counsel for the plaintiffs in the McCoy/Wachtel actions filed a separate class action against Health Net, Inc., Health Net of the Northeast, Inc., Health Net of New York, Inc. and Health Net Life

Insurance Co. captioned Scharfman, et al. v. Health Net, Inc., et al., 05-CV-00301 (FSH)(PS) (United States District Court for the District of New Jersey). On March 12, 2007, the Scharfman complaint was amended to add McCoy and Wachtel as named plaintiffs and to add a non-ERISA claim. The Scharfman complaint now alleges both ERISA and Racketeer Influenced and Corrupt Organizations Act (RICO) claims based on conduct similar to that alleged in McCoy/Wachtel. The alleged claims in Scharfman run from September 1, 2004 until the present. Plaintiffs in the Scharfman action seek relief in the form of payment of additional benefits, civil penalties, restitution, compensatory, and consequential damages, treble damages, prejudgment interest and costs, attorney’s fees and injunctive and other equitable relief. On April 10, 2007, we filed a motion to dismiss all counts of that complaint, which is pending. On July 25, 2007, the Magistrate issued her recommendations to the Court on this motion, recommending denying the motion to dismiss with respect to the ERISA claims, granting the motion to dismiss with respect to the State RICO claims, and dismissing the federal RICO claims with leave to file an amended complaint and a direction to file a RICO case statement.

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

The May 5 Order also set forth certain findings regarding plaintiffs’ argument that the “crime-fraud” exception to the attorney-client privilege should be applied to certain documents for which Health Net claimed a privilege. In this ruling, the District Court made preliminary findings that a showing of a possible crime or fraud was made. The review of privileged documents under the “crime-fraud” exception was assigned by the District Court to the Magistrate Judge, who was to review the documents and make a recommendation to the District Court. On January 22, 2007, the Magistrate Judge made a recommendation that the assertion of privilege for a number of the documents was vitiated by the crime-fraud exception. Health Net has appealed this ruling to the District Court. In June 2007, the District Court asked the Magistrate Judge to determine if Plaintiffs had established a prima facie case that Health Net had committed a crime or fraud that would vitiate the attorney-client privilege claimed for an additional set of Health Net documents. The Magistrate Judge so found and referred the matter to a Special Master for further review. No determination has yet been made by the Special Master.

On December 6, 2006, the District Court issued an opinion and order finding that Health Net’s conduct in connection with the discovery process was sanctionable (December 6 Order). The District Court ordered a number of sanctions against Health Net, including, but not limited to: striking a number of Health Net’s trial exhibits and witnesses; deeming a number of facts to be established against Health Net; requiring Health Net to pay for a discovery monitor to oversee the completion of discovery in these cases; ordering that a monetary sanction be imposed upon Health Net once the District Court reviews Health Net’s financial records; ordering Health Net to pay plaintiffs’ counsel’s fees and expenses associated with the sanctions motion and motions to enforce the District Court’s discovery orders and re-deposing Health Net witnesses. In connection therewith, on June 19, 2007, the District Court ordered Health Net to pay Plaintiffs’ counsel fees of $6,723,883, which were paid on July 3, 2007; this amount was accrued for as of June 30, 2007. The District Court has not yet announced what, if any, additional penalties will be imposed.

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

Due to the developments in the McCoy/Wachtel cases during the fourth quarter of 2006, we recorded a charge of $37.1 million representing our best estimate of future legal defense costs. No amount was recorded for the probable loss of the claim, because at that time the probable loss of the claim could not be reasonably estimated.

In August 2007, we engaged in mediation with the plaintiffs that resulted in an agreement in principle to settle McCoy, Wachtel and Scharfman. A definitive settlement agreement has not yet been finalized. Once it is finalized, the agreement will be subject to approval by the District Court. The material terms of our agreement in principle with the plaintiffs are as follows: (1) Health Net will establish a $175 million cash settlement fund which will be utilized to pay class members, plaintiffs’ attorneys’ fees and expenses and regulatory remediation of claims up to $15 million paid by Health Net to members in New Jersey relating to Health Net’s failure to comply with specific New Jersey state laws relating to ONET and certain other claims payment practices; (2) Health Net will establish a $40 million prove-up fund to compensate eligible class members who can prove that they paid out of pocket for certain ONET claims or who have received balance bills for such services after May 5, 2005; and (3) Health Net will implement various business practice changes relating to its handling of ONET claims, including changes designed to enhance information provided to its members on ONET reimbursements. In addition, the parties have agreed to jointly request that the District Court forego the imposition of any further sanctions, penalties or fines against Health Net or its representatives. These amounts have been accrued for in our consolidated statements of operations for the three and nine months ended September 30, 2007.

Once a definitive settlement agreement is entered into and approved by the District Court, distributions will be made to class members, Health Net will be released from further liability and the cases will be dismissed.

The settlement of these proceedings is not final and continues to be subject to change until a definitive settlement agreement is entered into and approved by the District Court. If the Court does not approve the terms of the definitive agreement, the parties would attempt to renegotiate the portion(s) of the agreement that were not acceptable to the Court. If we were unable to reach an agreement that is acceptable to all parties and the Court, these proceedings would continue. If the proceedings were to continue, we would continue to defend ourselves vigorously in this litigation. Given the complexity and scope of this litigation it is possible that an unfavorable resolution of these proceedings could have a material adverse effect on our results of operations and/or financial condition, depending, in part, upon our results of operations or cash flow at that time. In addition, the amount involved could be greater than the settlement amount agreed to by the parties in the agreement in principle described above.

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

Other cases in MDL 1334 are brought on behalf of non-physician health care providers against us and other managed care companies and seek certification of a nationwide class of similarly situated non-physician health care providers. These cases are still pending but have been stayed in the multi-district proceeding. On September 12, 2006, the Court dismissed one of those cases on grounds that the plaintiffs failed to file a status report. The plaintiffs in that case subsequently filed a motion to vacate the dismissal in which they contend that they did file a status report. As a result of a request by two of the other defendants, on July 5, 2007, the Court ordered that all plaintiffs and defendants submit a list by July 20, 2007 setting forth all “tag-along” or related actions. We complied with this order on July 18, 2007. On October 15, 2007, the Court issued an order dismissing pending motions without prejudice and requiring parties in the tag-along actions to file status reports indicating whether there is still a case or controversy in each respective case, and notifying the parties that failure to file such a report as to an action will result in the matter being dismissed with prejudice.

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

Litigation Related to the Sale of Businesses

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

The proceedings regarding the claims of the receivers for AmCare-LA and AmCare-OK concluded on July 8, 2005. On November 4, 2005, the Court issued separate judgments on those claims that awarded $9.5 million in compensatory damages to AmCare-LA and $17 million in compensatory damages to AmCare-OK, respectively. The Court later denied requests by AmCare-LA and AmCare-OK for attorneys’ fees and punitive damages. We thereafter filed motions for suspensive appeals in connection with both judgments and posted the required security as required by law, and the receivers for AmCare-LA and AmCare-OK each appealed the orders denying them attorneys’ fees and punitive damages. Our appeals of the judgments in all three cases have been consolidated in the Louisiana Court of Appeal. On January 17, 2007, the Court of Appeal vacated on procedural grounds the trial court’s judgments denying the AmCare-LA and AmCare-OK claims for attorney fees and punitive damages, and referred those issues instead to be considered with the merits of the main appeal pending before it. The Court of Appeal also has considered and ruled on various other preliminary procedural issues related to the main appeal. Oral argument on the appeals was held on October 4, 2007. Decisions by the Court on the various appeals are expected to be rendered within six months of the date of oral argument.

On November 3, 2006, we filed a complaint in the U.S. District Court for the Middle District of Louisiana and simultaneously filed an identical suit in the 19th Judicial District Court in East Baton Rouge Parish seeking to nullify the three judgments that were rendered against us on the grounds of ill practice which resulted in the judgments entered. We have alleged that the judgments and other prejudicial rulings rendered in these cases were the result of impermissible ex parté contacts between the receivers’ litigation counsel and the trial court during the course of the litigation. Preliminary motions and exceptions have been filed by the receivers for AmCare-TX,

AmCare-OK and AmCare-LA seeking dismissal of our claim for nullification on various grounds. The federal magistrate, after considering the briefs of the parties, found that Health Net had a reasonable basis to infer possible impropriety based on the facts alleged, but also found that the federal court lacked jurisdiction to hear the nullity action and recommended that the suit be dismissed. The federal judge dismissed Health Net’s federal complaint and Health Net has appealed to the U.S. Fifth Circuit Court of Appeals. The state court nullity action has been stayed pending the resolution of Health Net’s jurisdictional appeal in the federal action.

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

Litigation Relating to Rescission of Policies

In recent years, there has been growing public attention in California to the practices of health plans and health insurers involving the rescission of members’ policies for misrepresenting their health status on applications for coverage. On October 23, 2007, the California Department of Managed Health Care (DMHC) and the California Department of Insurance (DOI) announced their intention to issue joint regulations limiting the rights of health plans and insurers to rescind coverage. In addition, effective January 1, 2008, newly enacted legislation in California requires health plans and insurers to pay health care providers who, under certain circumstances, have rendered services to members whose policies are subsequently rescinded. The issue of rescissions has also attracted increasing media attention, and the DMHC has been conducting surveys of the rescission practices of health plans, including ours.

We are party to arbitrations and litigation in which rescinded members allege that we unlawfully rescinded their coverage. In addition, we have been threatened with two class action lawsuits that would be brought on behalf of all individuals whose policies were rescinded for misrepresentation. The lawsuits generally seek not only the cost of medical services that were not paid for as a result of the rescission, but in some cases they also seek damages for emotional distress, attorney fees and punitive damages.

We intend to defend ourselves vigorously in each of the cases involving rescission. The cases are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these cases depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of these cases should not have a material adverse effect on our financial condition and liquidity.

Miscellaneous Proceedings

We are the subject of a regulatory investigation in New Jersey that relates principally to the timeliness and accuracy of our claims payment practices for services rendered by out-of-network providers. The regulatory investigation includes an audit of our claims payment practices for services rendered by out-of-network providers for 1996 through 2005 in New Jersey. The New Jersey Department of Banking and Insurance (DOBI) has informed us that, based on the results of the audit, it will require us to remediate certain claims payments for this period and will assess a regulatory fine against us. During the three months ended September 30, 2007, we reached an agreement with DOBI regarding most of the claims that will require remediation and had preliminary discussions with DOBI regarding the fine that it expects to impose. We expect to finalize an agreement with DOBI on the remainder of the claims issues, reach an agreement upon the fine to be assessed and enter into a consent order in the near future. At this time, management believes that the ultimate outcome of this regulatory investigation should not have a material adverse effect on our financial condition and liquidity.

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

Potential Settlements

We regularly evaluate litigation matters pending against us, including those described in this Note 7, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in a significant earnings charge in any particular quarter in which we enter into a settlement agreement. We have recorded reserves and accrued costs for future legal costs for certain significant matters described in this Note 7. These reserves and accrued costs represent our best estimate of probable loss, including related future legal costs for such matters, both known and incurred but not reported, although our recorded amounts might ultimately be inadequate to cover such costs. Therefore, the costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our financial condition or results of operations. As noted above under “Class Action Litigation —McCoy v. Health Net, Inc. et al, Wachtel v. Health Net, Inc., et al, and Scharfman, et al v. Health Net, Inc., et al” we are in the process of finalizing an agreement to settle the McCoy, Wachtel and Scharfman cases.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS

The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Form 10-K and our Forms 10-Q for the quarters ended March 31, 2007 and June 30, 2007 and the risks discussed in our other filings from time to time with the SEC.

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

OVERVIEW

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.7 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network, provides behavioral health, substance abuse and employee assistance programs to approximately 7.0 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

Summary of Key Financial Results

In the third quarter of 2007, we recorded $296.8 million pre-tax, or $216.0 million after-tax, charges incurred as a result of us reaching an agreement in principle to settle three class action lawsuits known as the

McCoy, Wachtel and Scharfman lawsuits; the proposed resolution of regulatory issues with the New Jersey Department of Banking and Insurance; and other immaterial litigation matters. See Note 7 to our consolidated financial statements for information regarding the McCoy, Wachtel and Scharfman lawsuits and the New Jersey regulatory issues. The charge amount is comprised of the following:

•	$201.5 million recorded as part of health plan services expenses during the three months ended September 30, 2007 for claim-related matters, class disbursements and remediations; and

•

$95.3 million recorded as part of G&A expenses during the three months ended September 30, 2007 for attorney’s fees, regulatory fines and estimated liability for litigation unrelated to the class action lawsuits.

As result of recognizing these charges, (loss) earnings per share fell to $(0.93) per share for the three months ended September 30, 2007 compared with $0.78 per basic share and $0.76 per diluted share for the same period in 2006. Earnings per share fell to $0.69 per basic share and $0.67 per diluted share for the nine months ended September 30, 2007 compared with $2.12 per basic share and $2.06 per diluted share for the same period in 2006. Pretax margin was a negative (3.3)% in the third quarter of 2007 compared to a positive 2.9% for the same period in 2006.

Our other key metrics, including medical care ratio (MCR) and G&A expense ratio, also reflect the impact of these charges. The MCR for the third quarter of 2007 increased to 89.8% from 82.9% for the same period in 2006. The G&A ratio for the third quarter of 2007 increased to 13.5% from 10.9% for the same period in 2006.

Total health plan enrollment, including Medicare part D, increased to 3,746,000 members at September 30, 2007 from 3,679,000 members at September 30, 2006, primarily due to a 12% increase in our commercial small group/individual membership and a 21% increase in our Medicare Advantage membership. Our cash flows from operating activities improved to $349 million for the nine months ended September 30, 2007 from $139 million for the same period in 2006.

Recent Developments

Reorganization

On November 8, 2007, we announced that we are undertaking a reorganization of our management structure, naming Jim Woys as Chief Operating Officer and Stephen Lynch as the head of our Health Plan division. The new Health Plan division will include all of our commercial, Medicare and Medicaid health plans nationwide and will be responsible for sales, marketing and provider network management. The heads of our four key geographic markets for health plans, Arizona, California, the Northeast and Oregon, and the heads of our Medicare and Medicaid programs will report to Mr. Lynch. Mr. Woys will be responsible for a broad range of operations, including claims processing, call centers, information technology, health care cost data analytics and pharmacy management. He will also retain oversight responsibility for government and specialty services.

The reorganization is intended to enable Health Net to streamline its operations, including consolidating technology platforms, combining duplicative administrative and operational functions and outsourcing certain operations where appropriate. We are targeting annual G&A savings of approximately $100 million by 2010 and expect to incur pretax restructuring charges relating to the reorganization of between $40 million and $50 million over the course of 2008.

Stock Repurchase Program

On October 30, 2007, we announced that our Board of Directors increased the size of our stock repurchase program by $250 million, bringing the total amount of the program to $700 million. Additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from the employee stock options, subject to board approval. Including the additional $250 million in newly authorized repurchase authority, Health Net has approximately $346 million in remaining repurchase authority.

How We Report Our Results

We operate within two reportable segments, Health Plan Services and Government Contracts, each of which is described below.

Our Health Plan Services reportable segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. We have approximately 3.7 million members, including 365,000 Medicare Part D members and 90,000 administrative services only (ASO) members, in our Health Plan Services segment.

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

G&A expenses include those costs related to employees and benefits, consulting and professional fees, marketing, premium taxes and assessments and occupancy costs. G&A expenses are driven by membership levels, introduction of new products, system consolidations and compliance requirements for changing regulations. These expenses also include expenses associated with corporate shared services and other costs to reflect the fact that such expenses are incurred primarily to support our Health Plan Services segment. Selling expenses consist of external broker commission expenses and generally vary with premium volume.

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

RESULTS OF OPERATIONS

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share and PMPM data)
REVENUES
Health plan services premiums	$2,930,151	$2,622,065	$8,518,596	$7,745,518
Government contracts	660,394	578,514	1,882,254	1,830,108
Net investment income	29,298	33,198	88,546	82,813
Administrative services fees and other income	12,085	13,648	35,622	41,738

Total revenues	3,631,928	3,247,425	10,525,018	9,700,177

EXPENSES
Health plan services (excluding depreciation and amortization)	2,631,211	2,174,191	7,353,564	6,461,380
Government contracts	613,345	538,215	1,750,962	1,723,458
General and administrative	397,168	287,463	958,456	863,386
Selling	91,524	62,783	237,495	178,951
Depreciation	7,956	5,622	21,466	15,325
Amortization	4,782	1,092	7,918	2,958
Interest	7,401	15,411	24,785	41,086
Debt refinancing charge	—	70,095	—	70,095

Total expenses	3,753,387	3,154,872	10,354,646	9,356,639

(Loss) income from operations before income taxes	(121,459)	92,553	170,372	343,538
Income tax (benefit) provision	(17,614)	1,651	93,602	99,010

Net (loss) income	$(103,845)	$90,902	$76,770	$244,528

Net (loss) income per share:
Basic	$(0.93)	$0.78	$0.69	$2.12
Diluted	$(0.93)	$0.76	$0.67	$2.06
Pretax margin	(3.3)%	2.9%	1.6%	3.5%
Health plan services medical care ratio (MCR) (a)	89.8%	82.9%	86.3%	83.4%
Government contracts cost ratio (b)	92.9%	93.0%	93.0%	94.2%
G&A expense ratio (c)	13.5%	10.9%	11.2%	11.1%
Selling costs ratio (d)	3.1%	2.4%	2.8%	2.3%
Health plan services premiums per member per month (PMPM) (e)	$267.64	$244.49	$262.42	$243.66
Health plan services costs PMPM (e)	$240.33	$202.73	$226.53	$203.26

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(b)	Government contracts cost ratio is calculated as government contracts cost divided by government contracts revenue.
(c)	The G&A expense ratio is computed as G&A expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(d)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(e)	PMPM is calculated based on total at-risk member months and excludes ASO member months.

Consolidated Segment Results

The following table summarizes the operating results of our reportable segments for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Pretax income:
Health plan services segment	$(168.5)	$122.4	$39.1	$306.9
Government contracts segment	47.0	40.3	131.3	106.7

Total segment pretax income	$(121.5)	$162.7	$170.4	$413.6
Debt refinancing charge	—	(70.1)	—	(70.1)

Income from operations before income taxes as reported	$(121.5)	$92.6	$170.4	$343.5

Health Plan Services Segment Membership

The following table below summarizes our health plan membership information by program and by state at September 30, 2007 and 2006:

	Commercial		ASO		Medicare		Medicaid		Health Plan Total
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(Membership in thousands)
Arizona	136	120	—	—	49	34	—	—	185	154
California	1,469	1,472	5	6	112	104	698	717	2,284	2,299
Connecticut	164	185	54	68	44	33	87	83	349	369
New Jersey	90	101	18	19	—	—	44	47	152	167
New York	231	217	13	17	9	7	—	—	253	241
Oregon	133	136	—	—	21	19	—	—	154	155
Other states	—	—	—	—	4	—	—	—	4	—

	2,223	2,231	90	110	239	197	829	847	3,381	3,385
Medicare PDP Stand-alone (effective January 1, 2006)	—	—	—	—	365	294	—	—	365	294

Total	2,223	2,231	90	110	604	491	829	847	3,746	3,679

Our total health plan membership increased by 67,000, or 2%, from September 30, 2006 to September 30, 2007. The increase in membership was primarily driven by the addition of 71,000 Medicare Part D members and 83,000 members, or a 12% increase, from our individual and small group accounts, partially offset by declines in our large group enrollment of 91,000 members, or a 6% decrease, from September 30, 2006 to September 30, 2007.

Membership in our commercial health plans decreased by 0.4% at September 30, 2007 compared to September 30, 2006. This decrease was primarily attributable to the mix shift from large group to small group/individual enrollment, particularly in our California plan, which experienced a decline of 61,000 large group members, partially offset by a net gain of 58,000 small group/individual members. The loss in the California large group market was partially due to the loss of approximately 62,000 members from two large accounts. Our Northeast plans experienced a decline of 38,000 members in the large group market, which was partially offset by a net gain of 21,000 members in our New York small group market.

Membership in our Medicare Advantage program increased by 42,000 members, or 21%, at September 30, 2007 compared to September 30, 2006, due to membership growth primarily in Arizona of 15,000 members,

Connecticut of 11,000 members and California of 8,000 members. Under Medicare Part D, membership increased by 71,000 members, or 24%, at September 30, 2007 compared to September 30, 2006.

We participate in state Medicaid programs in California, Connecticut and New Jersey. California membership, where the program is known as Medi-Cal, represents 84% of our Medicaid membership. Membership in our Medicaid programs decreased by 18,000 members at September 30, 2007 compared to September 30, 2006, primarily due to an enrollment decline in Los Angeles County, which was partially offset by enrollment increases in the Healthy Families and Healthy Kids programs in California.

Health Plan Services Segment Results

The following table summarizes the operating results for our health plan services segment for the three and nine months ended September 30, 2007 and 2006. Effective May 31, 2007, we purchased 50% interest in the Healthcare Solutions (HCS) business from the Guardian Life Insurance Company of America. As a result, our health plan services premium revenue, health plan services costs and G&A expenses, and related metrics, for the three and nine months ended September 30, 2007 include 100% contribution from the HCS business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions, except PMPM data)
Health Plan Services segment:
Commercial premium revenue	$1,923.1	$1,751.6	$5,520.6	$5,147.0
Medicare premium revenue	704.4	577.9	2,102.6	1,733.8
Medicaid premium revenue	302.7	292.6	895.4	864.7

Health plan services premium revenues	$2,930.2	$2,622.1	$8,518.6	$7,745.5
Health plan services costs	(2,631.2)	(2,174.2)	(7,353.6)	(6,461.4)
Net investment income	29.3	33.2	88.5	82.8
Administrative services fees and other income	12.1	13.7	35.6	41.7
G&A	(397.2)	(287.5)	(958.4)	(863.4)
Selling	(91.5)	(62.8)	(237.5)	(178.9)
Amortization and depreciation	(12.8)	(6.7)	(29.3)	(18.3)
Interest	(7.4)	(15.4)	(24.8)	(41.1)

Pretax income	$(168.5)	$122.4	$39.1	$306.9

MCR:	89.8%	82.9%	86.3%	83.4%
Commercial	93.2%	83.2%	87.1%	83.5%
Medicare	83.8%	83.2%	85.7%	84.5%
Medicaid	82.1%	80.9%	83.0%	80.9%
Health plan services premium PMPM	$267.64	$244.49	$262.42	$243.66
Health plan services costs PMPM	$240.33	$202.73	$226.53	$203.26
G&A expense ratio	13.5%	10.9%	11.2%	11.1%
Selling costs ratio	3.1%	2.4%	2.8%	2.3%

Health Plan Services Premiums

Total health plan services premiums increased by $308.1 million, or 12%, for the three months ended September 30, 2007 and by $773.1 million, or 10%, for the nine months ended September 30, 2007 as compared to the same periods in 2006. On a PMPM basis, premiums increased by 9% and 8%, respectively in the three and nine months ended September 30, 2007, as compared to the same periods in 2006.

Commercial premium revenues increased by $171.5 million, or 10%, for the three months ended September 30, 2007 and by $373.6 million, or 7%, for the nine months ended September 30, 2007 as compared to the same periods in 2006. The commercial premium PMPM increased by 10% and 8% for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. These increases were primarily attributable to the impact of the HCS business and our ongoing pricing discipline and premium rate increases.

Medicare premiums increased by $126.5 million, or 22%, for the three months ended September 30, 2007 and by $368.8 million, or 21%, for the nine months ended September 30, 2007 as compared to the same periods in 2006. These increases were primarily due to an increase in members participating in the Medicare Advantage and Medicare Part D prescription drug program.

Medicaid premiums increased by $10.1 million, or 3%, for the three months ended September 30, 2007 and by $30.7 million, or 4%, for the nine months ended September 30, 2007 as compared to the same periods in 2006. These increases were primarily due to increases in the Medicaid premium PMPM, which was 6% and 5%, respectively for the three months and nine months ended September 30, 2007 over the same periods in 2006.

Health Plan Services Costs

Health plan services costs increased by $457.0 million, or 21%, for the three months ended September 30, 2007 and increased by $892.2 million, or 14%, for the nine months ended September 30, 2007 as compared to the same periods in 2006. Health plan MCR was 89.8% for the three months ended September 30, 2007, and 86.3% for the nine months ended September 30, 2007 as compared to 82.9% and 83.4% for the same periods in 2006, respectively. On a PMPM basis, health care costs increased by 19% for the three months ended September 30, 2007 and 11% for the nine months ended September 30, 2007 as compared to the same periods in 2006.

Our commercial MCR for the three and nine months ended September 30, 2007 increased to 93.2% and 87.1%, respectively, from 83.2% and 83.5% for the three and nine months ended September 30, 2006, respectively. This increase is primarily due to a $201.5 million charge recorded in health care costs for claims-related matters, class disbursements and remediations. This charge was the primary driver for the increase in the commercial health care cost trend on a PMPM basis of 24% and 13% for the three and nine months ended September 30, 2007, respectively, over the same periods in 2006. In addition, physician and hospital costs rose 11.1% and 8.9% on a PMPM basis, respectively, and pharmacy costs rose 5.6% on a PMPM basis for the three months ended September 30, 2007 over the same period in 2006. Physician and hospital costs rose 8.5% and 8.9%, respectively, on a PMPM basis, and pharmacy costs rose 5.1% on a PMPM basis for the nine months ended September 30, 2007 over the same period in 2006.

Our Medicare MCR, including Medicare Advantage and Part D, increased by 60 basis points for the three months ended September 30, 2007 and by 120 basis points for the nine months ended September 30, 2007. Medicare health care cost PMPM remained relatively stable for the three and nine months ended September 30, 2007 as compared to the same periods in 2006.

The increase in the Medicaid health care cost PMPM was 7.8% for the three months ended September 30, 2007 and 7.9% for the nine months ended September 30, 2007 over the same periods in 2006 primarily driven by higher physician and hospital costs.

Administrative Services Fees and Other Income

Administrative services fees and other income decreased by $1.6 million, or 12%, for the three months ended September 30, 2007 and by $6.1 million, or 15%, for the nine months ended September 30, 2007 as compared to the same periods in 2006. The decreases in administrative services fees are primarily due to a decrease in ASO enrollment. The enrollment decline of 20,000 members, or 18%, was primarily in our Connecticut health plan.

Net Investment Income

Net investment income decreased by $3.9 million, or 12%, for the three months ended September 30, 2007 as compared to the same period in 2006, primarily due to investment gains of $6 million in the third quarter of

2006, partially offset by higher interest rates earned on higher investment balances during the third quarter of 2007. Net investment income increased by $5.7 million or 7%, for the nine months ended September 30, 2007 as compared to the same period in 2006, primarily due to higher cash and investment balances and $3.7 million of net realized gain in the three months ended March 31, 2007.

General, Administrative and Other Costs

G&A expense increased by $109.7 million, or 38%, for the three months ended September 30, 2007 and by $95.0 million, or 11%, for the nine months ended September 30, 2007 as compared to the same periods in 2006. Our G&A expense ratio increased to 13.5% and 11.2%, for the three and nine months ended September 30, 2007, respectively, from 10.9%, and 11.1%, for the same periods in 2006. These increases are primarily driven by a $95.3 million charge for attorney’s fees, regulatory fines and estimated liability for litigation unrelated to the class action lawsuits.

The selling costs ratio increased to 3.1%, and 2.8%, for the three and nine months ended September 30, 2007, respectively, from 2.4% and 2.3%, for the same periods in 2006. These increases are consistent with an increase in commercial new sales and higher rate of broker commissions.

Amortization and depreciation expense increased by $6.1 million and $11.0 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The increases were primarily due to the addition of new assets placed in production related to various information technology system projects and the amortization of intangible assets from the purchase of HCS business.

Interest expense decreased by $8.0 million, or 52%, for the three months ended September 30, 2007 and by $16.3 million, or 40%, for the nine months ended September 30, 2007 as compared to the same periods in 2006. The decreases were primarily due to lower interest rates on our Senior Notes in 2007 compared with the senior notes we redeemed in the third quarter of 2006, which was partially offset by interest on the term and bridge loans.

Government Contracts Segment Membership

Under our TRICARE contract for the North Region, we provided health care services to approximately 2.9 million eligible beneficiaries in the Military Health System (MHS) as of September 30, 2007 and September 30, 2006. Included in the 2.9 million eligibles as of September 30, 2007 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.1 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of September 30, 2007, there were approximately 1.4 million TRICARE eligibles enrolled in TRICARE Prime under the TRICARE contract for the North Region.

In addition to the 2.9 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in states covering approximately 26,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for the Government Contracts segment for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Government Contracts segment:
Revenues	$660.4	$578.5	$1,882.3	$1,830.1
Costs	613.4	538.2	1,751.0	1,723.4

Pretax income	$47.0	$40.3	$131.3	$106.7

Government Contracts Ratio	92.9%	93.0%	93.0%	94.2%

Government Contracts revenues increased by $81.9 million, or 14%, for the three months ended September 30, 2007, and by $52.2 million, or 3%, for the nine months ended September 30, 2007 as compared to the same periods in 2006. Government Contracts costs increased by $75.2 million, or 14%, for the three months ended September 30, 2007 and by $27.6 million, or 2%, for the nine months ended September 30, 2007 as compared to the same periods in 2006. These increases are primarily due to lower health care cost trends which significantly reduced our estimates for all three option periods of the contract in September 2006, continuing into 2007, particularly in the Option 3 period which began April 1, 2006.

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs which is negotiated annually during the term of the contract, with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable and supportable and collectibility is reasonably assured. During the three and nine months ended September 30, 2007, we recognized an increase in the revenue estimate of $10 million and a decrease in the revenue estimate of $61 million, respectively, and decreases in the cost estimate of $7 million and $95 million, respectively. During the three and nine months ended September 30, 2006, we recognized decreases in the revenue estimate of $60 million and $72 million, respectively, and decreases in the cost estimate of $112 million and $129 million, respectively.

The Government contracts ratio improved by 10 basis points for the three months ended September 30, 2007 and by 120 basis points for the nine months ended September 30, 2007 as compared to the same periods in 2006, primarily due to improved health care performance in each successive option period of the TRICARE contract for the North Region particularly in the Option 3 period which began on April 1, 2006.

Debt Refinancing

During the three months ended September 30, 2006, we completed the refinancing of our $400 million 8.375% senior notes which were due 2011. In connection with the refinancing, we incurred $70.1 million in costs, which were paid out as of December 31, 2006. These payments were funded by financing activities.

Income Tax Provision

Our income tax expense and the effective income tax rate for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Income tax expense	$(17.6)	$1.7	$93.6	99.0
Effective income tax rate	14.5%	1.8%	54.9%	28.8%

The effective income tax rate differs from the statutory federal tax rate of 35% in each period due primarily to state income taxes, and increase in a valuation allowance against deferred tax assets and the impact of examination settlements. The effective income tax rates for the three and nine months ended September 30, 2007 are higher compared to the same periods in 2006 due primarily to an increase in a valuation allowance against deferred tax assets and a reduction in tax benefits from the sale of a subsidiary.

A material adjustment to the income tax benefit for the quarter ended September 30, 2007 involved the establishment of a $31 million valuation allowance against certain deferred tax assets, principally net operating loss carryforwards, of a subsidiary that may incur future expenses as a result of the McCoy, Wachtel and Scharfman litigation (see Note 7 to the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We believe that cash flow from operating activities, existing working capital, lines of credit and cash reserves are adequate to allow us to fund existing obligations, repurchase shares under our stock repurchase program, introduce new products and services, and continue to develop health care-related businesses. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate.

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $174.6 million and $199.6 million as of September 30, 2007 and December 31, 2006, respectively.

Our cash flow from operating activities is also impacted by the timing of collections on our amounts receivable from CMS. Our receivable related to our Medicare business was $108.3 million and $171.1 million as of September 30, 2007 and December 31, 2006, respectively.

During the third quarter of 2007, we recognized $296.8 million of pre-tax charges related to litigation and regulatory matters. These charges will be settled in cash and will be funded by cash flow from operating and financing activities. For additional information regarding these charges, see “Health Plan Services Segment Results.”

Operating Cash Flows

Our net cash flow provided by operating activities for the nine months ended September 30, 2007 compared to the same period in 2006 is as follows:

	September 30, 2007	September 30, 2006	Change 2007 over 2006
	(Dollars in millions)
Net cash provided by operating activities	$348.5	$138.8	$209.7

Net cash provided by operating activities increased primarily due to an increase in cash flows from an interim TRICARE payment for Option 3 period underwriting fees of $100 million and the growth in our Medicare business, including payments from CMS for our low-income and catastrophic members.

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

Our net cash flow used in investing activities for the nine months ended September 30, 2007 compared to the same period in 2006 are as follows:

	September 30, 2007	September 30, 2006	Change 2007 over 2006
	(Dollars in millions)
Net cash used in investing activities	$(130.4)	$(139.8)	$9.4

Net cash used in investing activities decreased primarily due to the following:

•	Proceeds from the sales of our Shelton and Tucson campuses (see Note 4 to the consolidated financial statements) of $96.6 million, partially offset by

•	Increase in purchases, net of sales and maturities, of investments of $31.3 million,

•

Increase of $6.3 million in cash paid for acquisitions, of which $80.3 million was paid for the HCS business, partially offset by $74.0 million paid to acquire certain health plan assets of Universal Care, Inc. in 2006; and

•	$45.9 million placed in a restricted account to secure the payment of projected claims for former Guardian liabilities under the HCS business.

Financing Activities

Our net cash flow provided by financing activities for the nine months ended September 30, 2007 compared to the same period in 2006 is as follows:

	September 30, 2007	September 30, 2006	Change 2007 over 2006
	(Dollars in millions)
Net cash (used in) provided by financing activities	$(224.0)	$83.9	$(307.9)

Net cash used in financing activities increased during the nine months ended September 30, 2007, primarily due to the following:

•	$202.3 million increase in stock repurchases under our stock repurchase program during the nine months ended September 30, 2007 as compared to the same period in 2006, and

•

$135.0 million increase in refinancing activities resulting in the repayment of amounts outstanding under our $200 million Bridge Loan Agreement, $300 million Term Loan Agreement and the repayment of $100 million drawn under our revolving credit facility during the nine months ended September 30, 2007 compared with $465.0 million paid to redeem senior notes during the same period in 2006, partially offset by

•	$23.7 million increase in employee stock options proceeds and $9.5 million increase in the excess tax benefits from share-based compensation.

See “—Capital Structure” below for additional information regarding our stock repurchase program, Senior Notes, and our revolving credit facility.

Capital Structure

Share Repurchases. Our Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to repurchase up to $700 million of our common stock. Our Board of Directors authorized $250 million of this repurchase authority in October 2007. Additional amounts may be added to the program based on exercise proceeds and tax benefits received from the exercise of employee stock options if approved by the Board of Directors. The remaining authorization under our stock repurchase program as of September 30,

2007 was $81.2 million. At October 31, 2007, the remaining authorization under our stock repurchase program was $346.2 million. We repurchased 2,609,200 shares and 3,969,500 shares of our common stock during the three and nine months ended September 30, 2007, respectively, for aggregate consideration of approximately $138.1 million and $211.3 million, respectively. We did not repurchase any shares of common stock under our stock repurchase program during the three and nine months ended September 30, 2006. We used net free cash available to fund the share repurchases.

Under the Company’s various stock option and long term incentive plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and exercise price obligations arising from the vesting and/or exercise of stock options and other equity awards. These repurchases were not part of our stock repurchase program.

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations in 2007, as of September 30, 2007:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)(c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (c)(d)
January 1—January 31	—		—	—	—	$199,786,363
February 1—February 28 (e)	33,110		$54.16	$1,793,174	—	$199,786,363
March 1—March 31 (e)	1,000,538		54.06	54,089,816	1,000,000	$177,569,548
April 1—April 30	—		—	—	—	$177,569,548
May 1—May 31 (e)	2,287		57.66	131,868	—	$177,569,548
June 1—June 30 (e)	364,496		53.12	19,361,122	360,300	$158,448,905
July 1— July 31	831,700		52.42	43,600,904	831,700	$114,848,001
August 1—August 31	1,164,900		52.27	60,884,218	1,164,900	$114,815,967
September 1—September 30	612,600		54.93	33,649,599	612,600	$81,166,368

Total	4,009,631	(e)	$53.25	$213,510,701	3,969,500

(a)	We did not repurchase any shares of our common stock during the nine months ended September 30, 2007 outside our publicly announced stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.
(b)	Our stock repurchase program was announced in April 2002. We announced additional repurchase authorization in August 2003, October 2006 and October 2007.
(c)	A total of $700 million of our common stock may be repurchased under our stock repurchase program. Additional amounts may be added to the program based on exercise proceeds and tax benefits the Company receives from the exercise of employee stock options, but only upon further approval by the Board of Directors. The remaining authority under our repurchase program includes proceeds received from option exercises and tax benefits the Company received from the exercise of employee stock options through July 31, 2007.
(d)	Our stock repurchase program does not have an expiration date. During the nine months ended September 30, 2007, we did not have any repurchase program that expired, and we did not terminate any repurchase program prior to its expiration date.
(e)	Includes 33,110, 538, 2,287 and 4,196 shares withheld by the Company to satisfy tax withholdings and exercise price obligations arising from the vesting and/or exercise of stock options and other equity awards in February, March, May and June 2007, respectively.

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

Revolving Credit Facility. On June 25, 2007, we entered into a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. This revolving credit facility replaced our $700 million revolving credit facility which had a maturity date of June 30, 2009. Our revolving credit facility provides for aggregate borrowings in the amount of $900 million, which includes a $400 million sub-limit for the issuance of standby letters of credit and a $50 million sub-limit for swing line loans. In addition, we have the ability from time to time to increase the facility by up to an additional $250 million in the aggregate, subject to the receipt of additional commitments. The revolving credit facility matures on June 25, 2012.

Amounts outstanding under the new revolving credit facility will bear interest, at our option, at (a) the base rate, which is a rate per annum equal to the greater of (i) the federal funds rate plus one-half of one percent and (ii) Bank of America’s prime rate (as such term is defined in the facility), (b) a competitive bid rate solicited from the syndicate of banks, or (c) the British Bankers Association LIBOR rate (as such term is defined in the facility), plus an applicable margin, which is initially 70 basis points per annum and is subject to adjustment according to the our credit ratings, as specified in the facility.

Our revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements which restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends.

Our revolving credit facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness of the Company or our subsidiaries in excess of $50 million; certain ERISA-related events; noncompliance by us or any of our subsidiaries with any material term or provision of the HMO Regulations or Insurance Regulations (as each such term is defined in the facility); certain voluntary and involuntary bankruptcy events; inability to pay debts; undischarged, uninsured judgments greater than $50 million against us and/or our subsidiaries; actual or asserted invalidity of any loan document; and a change of control. If an event of default occurs and is continuing under the facility, the lenders thereunder may, among other things, terminate their obligations under the facility and require us to repay all amounts owed thereunder.

As of September 30, 2007, we were in compliance with all covenants under our revolving credit facility.

As of September 30, 2007, we had outstanding an aggregate of $120.8 million in letters of credit. As a result, the maximum amount available for borrowing under our credit facility as of September 30, 2007 was $779.2 million.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of September 30, 2007, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state of incorporation and licensure and are generally based on requirements established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the statutory tangible net equity or RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At September 30, 2007, we had sufficient capital to exceed this level.

As necessary, we make contributions to, and issue standby letters of credit on behalf of, our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. Health Net, Inc. did not make any capital contributions to its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations during the three months ended September 30, 2007 or thereafter through October 31, 2007.

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

CONTRACTUAL OBLIGATIONS

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2006 in our Form 10-K for the year ended December 31, 2006. During the three months ended September 30, 2007, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K and our Forms 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2007, we did not have any off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2006, we identified the critical accounting policies which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, government contracts, goodwill and recoverability of long-lived assets and investments. We have not changed these policies from those previously disclosed in our Annual Report on Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of September 30, 2007 is discussed below. There were no other significant changes to the critical accounting estimates as disclosed in our 2006 Annual Report on Form 10-K.

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

The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by these factors:

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$(52.8) million
1%	$(26.9) million
(1)%	$27.8 million
(2)%	$56.7 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$27.3 million
1%	$13.3 million
(1)%	$(13.3) million
(2)%	$(27.3) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 7 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors.

The risk factors set forth below update, and should be read together with, the risk factors disclosed in Part I Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Part II Item 1A of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

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

Health care operations under our TRICARE North contract are scheduled to conclude on March 31, 2009. In the second quarter of 2007, we received a draft Request for Proposal from the Department of Defense for the next generation of TRICARE contracts. We submitted our comments on the draft to the Department of Defense and are awaiting the release of the formal Request for Proposal. We currently expect that a formal Request for Proposal will be released in late 2007 and that contract awards will be made mid-year 2008. However, the Department of Defense has the option to extend our TRICARE contract for the North region for up to two additional one-year option periods. If the Department of Defense elects to extend for two additional one-year option periods and both option periods are exercised, the TRICARE contract for the North region would conclude on March 31, 2011. If the contract is not extended, and we are not awarded a new TRICARE contract, or if the terms and conditions of a new contract were significantly changed, it could have a material adverse effect on our business, results of operation and financial condition.

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

The decisions of health plans to rescind coverage and decline payment to treating providers has also generated public attention, particularly in California. As a result, there has been both legislative and regulatory action in connection with this issue. On October 14, 2007, the governor of California signed legislation that will require, effective January 1, 2008, health plans and insurers, under certain defined circumstances, to pay providers for services they have rendered despite the recission of a member’s policy. On October 23, 2007, the California Department of Managed Health Care (“DMHC”) and the California Department of Insurance (“DOI”) announced that they would be issuing joint regulations that would restrict the ability of health plans and insurers to rescind a member’s coverage and deny payment to treating providers. The DMHC has issued draft proposed regulations and it is expected that the DOI will do so as well in the near future. On October 16, 2007, the DMHC initiated a survey of Health Net of California’s activities regarding the rescission of policies for the period 2004 through 2006. This survey is similar to ones the DMHC has already conducted of other health plans in California. The results of the survey are expected to be made public some time in 2008.

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

Many regulatory audits, reviews and investigations in recent years have focused on the timeliness and accuracy of claims payments by managed care companies and health insurers. Our subsidiaries have been the subject of audits, reviews and investigations of this nature. Depending on the circumstances and the specific matters reviewed, regulatory findings could require remediation of claims payment errors and payment of penalties of material amounts that could have a material adverse effect on our results of operations. For example, we are currently the subject of a regulatory investigation in New Jersey that relates to the timeliness and accuracy of our claim payments for services rendered by out-of-network providers. This investigation includes an audit of our claims payment practices for services rendered by out-of-network providers for 1996 through 2005 in New Jersey. The New Jersey Department of Banking and Insurance (“DOBI”) has informed us that, based on the results of the audit, we will be required to remediate certain claims payments for this period and will be assessed a regulatory fine. We have reached an agreement with DOBI regarding most of the claims that will require remediation and have had preliminary discussions with DOBI regarding the amount of the fine. We expect to finalize an agreement with DOBI on the remainder of the claims issues, reach an agreement upon the amount of the fine, which could be substantial, and enter into a consent order in the near future. A portion of the $296.8 million charge that we recorded in the third quarter of 2007 relates to the remediation of the New Jersey claims and the fine to be assessed by DOBI.

Our New Jersey and New York health plans have also been subject to other investigations by DOBI and the New York Department of Insurance on a variety of other claims payment matters and in some cases have entered into consent agreements relating to, and have agreed to pay fines in connection with, these claims payment practices. Similarly, Health Net of California, our California HMO, has entered into a Consent Agreement with the California DMHC regarding its prepayment line item review and repricing processes.

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

For example in the McCoy, Wachtel, and Scharfman cases described in Note 7 to our consolidated financial statements, the plaintiffs allege that the manner in which our various subsidiaries paid member claims for out-of-network services was improper. Plaintiffs sought severe sanctions against us for a variety of alleged misconduct, discovery abuses and fraud on the court. Based on our assessment of developments in this litigation, during the three months ended December 31, 2006, we recorded a pretax charge of approximately $37 million in anticipation of our ongoing litigation defense expenses in these cases, as well as the probable award of attorneys’ fees. In August 2007, we reached an agreement in principle with the plaintiffs in McCoy, Wachtel and Scharfman to settle those cases. A definitive settlement agreement has not yet been finalized and is subject to court approval. During the three months ended September 30, 2007, we recorded a $296.8 million pretax charge related to the settlement of McCoy, Wachtel and Scharfman and related matters. Until a definitive settlement agreement is executed and approved by the court, these matters will remain outstanding. If we are unable to reach an agreement that is acceptable to all parties and the court, these proceedings will continue and an unfavorable resolution of these proceedings could have a material adverse effect on our results of operations and/or financial condition. See Note 7 to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the matters and the charges associated with these matters.

We cannot predict the outcome of any lawsuit with certainty, and we are incurring material expenses in the defense of litigation matters, including without limitation, substantial discovery costs. While we currently have insurance policies that may provide coverage for some of the potential liabilities relating to litigation matters, there can be no assurance that coverage will be available for any particular case or liability. Insurers could dispute coverage or the amount of insurance could not be sufficient to cover the damages awarded. In addition, certain liabilities such as punitive damages, are not covered by insurance. Insurance coverage for all or certain types of liability may become unavailable or prohibitively expensive in the future or the deductible on any such insurance coverage could be set at a level that would result in us effectively self-insuring cases against us. The deductible on our errors and omissions (“E&O”) insurance has reached such a level. Given the amount of the deductible, the only cases which would be covered by our E&O insurance are those involving claims that substantially exceed our average claim values and otherwise qualify for coverage under the terms of the insurance policy.

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

We regularly evaluate litigation matters pending against us, including those described in Note 7 to our consolidated financial statements, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in an earnings charge in any particular quarter in which we enter into a settlement agreement. Although we have recorded litigation reserves which represent our best estimate on probable losses, both known and incurred but not reported, our recorded reserves might prove to be inadequate to cover an adverse result or settlement for extraordinary matters, such as the matters described in Note 7. Therefore, costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our financial condition or results of operations.

We have historically experienced significant turnover in senior management and are in the process of reorganizing our management structure. If we are unable to manage the succession of our key executives, it could adversely affect our business.

We have experienced a high turnover in our senior management team in recent years and are in the process or reorganizing our management structure. We have succession plans in place and have employment arrangements with our key executives, however, these do not guarantee that the services of these key executives will continue to be available to us. We would be adversely affected if we fail to adequately plan for future turnover of our senior management team.

If we are unable to manage our general and administrative expenses, our business, financial condition or results of operations could be harmed.

The level of our administrative expenses can affect our profitability, and administrative expense increases are difficult to predict. While we attempt to effectively manage such expenses, including through the development of online functionalities and other projects designed to create administrative efficiencies, increases in staff-related and other administrative expenses may occur from time to time due to business or product start-ups or expansions, growth, membership declines or changes in business, difficulties or delays in projects designed to create administrative efficiencies, acquisitions, reliance on outsourced services, regulatory requirements, including compliance with HIPAA regulations, or other reasons. For example, in 2005 we spent approximately $29 million in general and administrative expenses on Medicare-related opportunities. In 2006, our general and administrative expenses increased as a result of our focus on investing in commercial enrollment growth in targeted small group segments and for our ongoing investment in Medicare as we prepared for entry into the private fee-for-service market. In 2007, we expect our administrative expenses to increase as we continue to support expected commercial growth. On November 8, 2007, we announced that we are undertaking a reorganization plan to enhance efficiency and achieve general and administrative cost savings. The reorganization is intended to enable us to streamline our operations, including consolidating technology platforms, combining duplicative administrative and operational functions and outsourcing certain operations where appropriate. We are targeting annual savings of $100 million in general and administrative expenses by 2010 in connection with the reorganization. However, there can be no assurance that the reorganization will produce the anticipated savings or that the reorganization will not significantly disrupt operations thereby negatively impacting our financial performance. In addition, there can be no assurance that we will be able to successfully manage our administrative expenses, which could have an adverse effect on our business, financial condition or results of operations.

Our continued participation in the Connecticut Medicaid program is uncertain.

In 2006, a petition was submitted to the Connecticut Freedom of Information Commission (the “CT FOIC”) seeking, among other things, information regarding provider reimbursement rates and maintenance of other proprietary and trade secret information used by managed care organizations contracting with the Connecticut Department of Social Services in connection with the Connecticut Medicaid program. In response to the petition, the CT FOIC ruled that the Connecticut Department of Social Services must furnish the information requested and had to amend its existing contracts with managed care organizations participating in the Connecticut Medicaid program making them subject to the Connecticut Freedom of Information Act. Health Net of Connecticut and two other managed care organizations appealed the CT FOIC decision to the Connecticut

Superior Court, which upheld the CT FOIC’s decision. Health Net of Connecticut then appealed the Superior Court’s decision to the Connecticut Appellate Court. Before the Connecticut Appellate Court could rule, however, the Connecticut Supreme Court transferred the appeal to itself. Briefs with respect to the appeal must be filed by January 8, 2008. Oral argument on the appeal will be heard by the Connecticut Supreme Court sometime in 2008. There are also several legislative proposals before the Connecticut General Assembly, which, if passed, could subject Health Net of Connecticut to the Connecticut Freedom of Information Act. If Health Net of Connecticut loses the appeal pending before the Connecticut Supreme Court, or if Health Net of Connecticut is required to publicly disclose information regarding its reimbursement rates and other proprietary and trade secret information as a result of legislation or contractual provisions required by regulatory agencies to be included in our contract with the state, it could have a material adverse effect on Health Net of Connecticut’s ability to contract with providers in Connecticut and compete effectively in the Connecticut Medicaid program. It could also result in our decision to discontinue participation in the Connecticut Medicaid program or to pursue other strategic alternatives.

Our contract with the Connecticut Department of Social Services, under which our Connecticut Medicaid program operates, expired on June 30, 2007. Since that time, Health Net of Connecticut has amended the contract to extend the term of the contract on a month-to-month basis. The latest such amendment expires on November 15, 2007. The Department of Social Services has indicated that instead of renewing the current contract, the current contract’s term, as extended by subsequent amendments, will expire on June 30, 2008. The Department of Social Services plans to distribute a prospectus requesting bids for the State of Connecticut Medicaid business in November 2007. The deadline for receipt of bids is January 2008 and contract awards are expected to be made in March 2008. As a result of the decisions by the CT FOIC and the Connecticut Department of Social Services to require managed care organizations participating in the Connecticut Medicaid program to be subject to the Connecticut Freedom of Information Act, our participation in the bidding process for the Connecticut Medicaid business is uncertain. In the event we decide to participate in the bidding process, there can be no assurance that we will be awarded a new contract.

If we fail to successfully manage our key vendors, our financial results could be harmed.

We contract with independent third party vendors who provide services to us and our subsidiaries or to whom we delegate selected functions. These third parties include information technology system providers, medical management providers, claims administration providers and specialty service providers. Our arrangements with third party vendors may make our operations vulnerable if those third parties fail to satisfy their obligations to us as a result of our failure to adequately monitor and regulate their performance, changes in the vendors’ operations or financial condition or other matters outside of our control. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors which could result in substantial costs or other operational or financial problems that could adversely impact our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized a stock repurchase program pursuant to which, as of September 30, 2007, we were authorized to repurchase up to $450 million of our common stock. In October 2007, our board of directors increased the size of our stock repurchase program by $250 million, bringing the total amount of the program to $700 million.

Under the Company’s various stock option and long term incentive plans (the “Plans”), employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and exercise price obligations arising from the vesting and/or exercise of stock options and other equity awards. A description of the Company’s stock repurchase program and tabular disclosure of the information required under this Item 2 is contained in Part I—”Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure—Share Repurchases.”

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Employment Agreement between Health Net, Inc. and Joseph C. Capezza dated as of October 9, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: November 9, 2007	By:	/s/ JAMES E. WOYS
James E. Woys
Interim Chief Financial Officer

Date: November 9, 2007	By:	/s/ BRET A. MORRIS
Bret A. Morris
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement between Health Net, Inc. and Joseph C. Capezza dated as of October 9, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.