Form 10-K
period 2007-12-31
HEALTH NET INC
filed 2008-02-28
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 29, 2007 was $5,873,249,078 (which represents 111,235,778 shares of Common Stock held by such non-affiliates multiplied by $52.80, the closing sales price of such stock on the New York Stock Exchange on June 29, 2007).

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2008 was 110,304,062 (excluding 33,179,429 shares held as treasury stock).

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

HEALTH NET, INC.

i

PART I

Item 1. Business.

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We operate and conduct our businesses through subsidiaries of Health Net, Inc., which is among the nation’s largest publicly traded managed health care companies. In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Company,” “Health Net,” “we,” “us,” and “our” refer to Health Net, Inc. and its subsidiaries. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (“HMOs”), insured preferred provider organizations (“PPOs”) and point-of-service (“POS”) plans to approximately 6.6 million individuals across the country through group, individual, Medicare, (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network, provides behavioral health, substance abuse and employee assistance programs to approximately 7.0 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs and offer managed health care product coordination for multi-region employers and administrative services for self-funded benefits programs. In addition, we own health and life insurance companies licensed to sell PPO, POS, exclusive provider organization (“EPO”) and indemnity products, as well as auxiliary non-health products such as life and accidental death and dismemberment, dental, vision, behavioral health and disability insurance, including our Medicare Part D Pharmacy coverage under Medicare.

Our executive offices are located at 21650 Oxnard Street, Woodland Hills, California 91367, and our Internet web site address is www.healthnet.com.

We make available free of charge on or through our Internet web site, www.healthnet.com, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Director Independence Standards and charters for the Audit Committee, Compensation Committee, Governance Committee and Finance Committee of our Board of Directors are also available on our Internet web site. We will provide electronic or paper copies free of charge upon request.

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

Health Plan Services Segment

Our Health Plan Services segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. As of December 31, 2007, we had approximately 3.3 million at-risk, 0.1 million administrative services only (“ASO”) and 0.4 million Medicare stand-alone Part D members in our Health Plan Services segment.

Managed Health Care Operations

We offer a full spectrum of managed health care products and services. Our strategy is to offer to employers and individuals a wide range of managed health care products and services that, among other things, provide comprehensive coverage and manage health care cost increases. Our health plans offer members a wide range of health care services including ambulatory and outpatient physician care, hospital care, pharmacy services, behavioral health and ancillary diagnostic and therapeutic services. Our health plans include a matrix package, which allows members to select their desired coverage from a variety of alternatives. Our principal commercial health products are as follows:

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

Over the past five years, we have expanded all of our product lines, which has enabled us to offer greater flexibility to employer groups and individual insureds. As of December 31, 2007, 44% of our commercial members were covered by POS and PPO products, 53% were covered by conventional HMO products and 3% were covered by EPO and fee-for-service products, including new health plans such as consumer-directed health care plans. For information on our consumer-directed health care plans see “—Additional Information Concerning Our Business—Consumer-Directed Health Care Plans; Health Savings Accounts and Health Reimbursement Accounts.”

In addition, we have focused on the development of distinct brand identities and innovative products and service offerings to better serve our customers. These include:

•

Salud Con Health NetSM, a family of affordable healthcare insurance products targeting the Latino community in Southern California. These products are available in Los Angeles, Orange and Ventura counties and were developed by Health Net of California to respond to the health care needs of uninsured Latino immigrants and their families. These products include group and individual coverage. The individual health care plans are the first-ever cross-border health care plans made available to individual consumers who purchase benefits directly from insurers.

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

In 2007, we continued to focus on adding more small group (generally defined as employer groups with 2 to 50 employees) members and, as of December 31, 2007, approximately 35% of our commercial risk enrollment was in small group and individual accounts. On May 31, 2007, we completed our acquisition of The Guardian Life Insurance Company of America’s 50% interest in our HealthCare Solutions business. Our arrangement with The Guardian Life Insurance Company of American (“The Guardian”) encompassed all of our small group business in Connecticut, New Jersey and New York. We believe that by acquiring ownership of 100% of the HealthCare Solutions business, we will be able to increase our small group enrollment and profitability in the region. For additional information on our acquisition of The Guardian’s 50% interest in HealthCare Solutions, see “—Northeast” and “Recent Developments and Other Company Information—Purchase of The Guardian’s Interest in HealthCare Solutions” below.

The following table contains membership information relating to our commercial large group (generally defined as an employer group with more than 50 employees) members, commercial small group and individual members, Medicare members, Medicaid members, ASO members and Part D members as of December 31, 2007 (our Medicare and Medicaid businesses are discussed below under “—Medicare Products” and “—Medicaid and Related Products”):

Commercial—Large Group	1,455,401	(a)
Commercial—Small Group & Individual	769,580	(b)
Medicare (Medicare Advantage only)	236,301
Medicaid	845,753
ASO	67,841
Stand-alone PDP	379,560

(a)	Includes 924,806 HMO members, 162,447 PPO members, 311,288 POS members, 30,530 EPO members and 26,330 Fee-for-Service (“FFS”) members.

(b)	Includes 247,143 HMO members, 282,665 PPO members, 214,976 POS members, 24,780 EPO members and 16 FFS members.

The following table sets forth certain information regarding our employer groups in the commercial managed care operations of our Health Plan Services segment as of December 31, 2007:

Number of Employer Groups	48,407
Largest Employer Group as % of commercial enrollment	4.0%
10 largest Employer Groups as % of commercial enrollment	17.5%

A general description of our health plan operations in Arizona, California, Oregon, Connecticut, New Jersey and New York is set forth below. See “Item 7. Management’s Discussion and Analysis and Results of Operation—Health Plan Services Segment Membership” for a discussion on changes in our membership levels.

Arizona. Our Arizona operations make us one of the largest commercial managed care providers in Arizona as measured by total membership and commercial provider network. Our commercial membership in Arizona was 136,903 as of December 31, 2007, which represented an increase of approximately 9% during 2007. This increase was primarily due to an increase in PPO membership. Our Medicare membership in Arizona was 50,765 as of December 31, 2007, which represented an increase of approximately 45% during 2007. We did not have any Medicaid members in Arizona as of December 31, 2007.

California. Health Net of California, Inc., our California HMO (“HN California”), is one of the largest HMOs in California as measured by total membership and has one of the largest provider networks in California. Our commercial membership in California as of December 31, 2007 was 1,467,694, which represented a decrease of approximately 1% during 2007. The decrease in commercial membership was primarily due to a decrease of 52,028 HMO members and 17,219 POS members offset by an increase of 50,444 PPO members. Our Medicare membership in California as of December 31, 2007 was 112,342, which represented an increase of approximately 8% during 2007. Our Medicaid membership in California as of December 31, 2007 was 711,777 members, which represented an increase of less than 1% during 2007.

Oregon. Our Oregon operations make us one of the largest managed care providers in Oregon as measured by total membership and provider network. Our commercial membership in Oregon was 134,808 as of December 31, 2007, which represented an increase of approximately 1% during 2007. Of these members, approximately 17,675 are covered under policies issued in Washington. Our Medicare membership in Oregon increased by 2,258 members to 21,746 as of December 31, 2007 from 19,488 as of December 31, 2006. We did not have any Medicaid members in Oregon as of December 31, 2007.

Northeast. Our Northeast operations are conducted in Connecticut, New Jersey and New York. For our large employer group business, we directly market commercial HMO, PPO and POS products in New Jersey, Connecticut and New York, as well as an EPO product in New York. For our small employer group business in Connecticut, New Jersey and New York from January 1, 2007 through May 31, 2007, we offered HMO, PPO and POS products through marketing and risk-sharing arrangements with The Guardian under the trade name HealthCare Solutions (“HCS”). On May 31, 2007, we completed the acquisition of The Guardian’s 50% interest in HCS (“Guardian Transaction”). For additional information regarding the Guardian Transaction, see “Recent Developments and Other Company Information—Purchase of The Guardian’s Interest in HealthCare Solutions.”

Our Connecticut operations make us one of the largest managed care providers in Connecticut as measured by total membership and provider network. Our commercial membership in Connecticut was 161,250 as of December 31, 2007, which represented a decrease of approximately 12% since December 31, 2006. This decrease was primarily due to continued pricing discipline and competition in our HMO and POS products. Our Medicare membership in Connecticut was 45,006 as of December 31, 2007 which represented an increase of approximately 34% during 2007 and our Medicaid membership in Connecticut was 90,053 as of December 31, 2007. For more information on our withdrawal from Connecticut’s Medicaid program, see “—Recent Developments and Other Company Information—Withdrawal from Connecticut Medicaid Program” and “—Segment Information—Health Plan Services Segment—Medicaid and Related Products.”

Our commercial membership in New Jersey was 90,575 as of December 31, 2007, which represented a decrease of approximately 12% during 2007. This decrease was primarily due to the mix shift from large group to small group/individual enrollment in 2007. Our Medicaid membership in New Jersey was 43,923 as of December 31, 2007, which represented a decrease of approximately 5% during 2007. We did not have any Medicare members in New Jersey as of December 31, 2007.

Our New York operations make us one of the top ten largest managed care providers in New York as measured by total membership in our operating area and provider network. In New York, we had 233,747 commercial members as of December 31, 2007, which represented an increase of approximately 4% during 2007. Our Medicare membership in New York was 2,819 and 6,388 as of December 31, 2007 and 2006, respectively. Effective October 1, 2007, we sold 6,180 Medicare Advantage members in New York City to Touchstone Health HMO, Inc. We did not have any Medicaid members in New York as of December 31, 2007.

Medicare Products

We offer our Medicare products directly to individuals and through employer/union groups. To enroll in one of our Medicare plans, covered persons must be entitled to both Parts A and B of Medicare. We provide or arrange health care services normally covered by Medicare, plus a broad range of health care services not covered by traditional Medicare. Any additional benefits in our plans are covered by a monthly premium charged to the enrollee or through portions of CMS payments that may be allocated, per CMS regulations and guidance, for these purposes.

We were one of the nation’s largest Medicare Advantage contractors based on membership of 236,301 members as of December 31, 2007 compared to membership of 198,633 as of December 31, 2006. We were also a major participant in the “Part D” stand-alone drug benefit with 379,560 members in all 50 states and the District of Columbia as of December 31, 2007. Our entire group of Medicare plans focuses on simplicity so that members can sign up and use benefits with minimal paperwork and coverage that starts immediately upon enrollment. We also provide Medicare supplemental coverage to 37,852 members through either individual Medicare supplement policies or employer group sponsored coverage.

In 2007, we offered Medicare Advantage plans in select counties in nine states (Arizona, California, Connecticut, Hawaii, New Mexico, New York, Oregon, Texas, Washington).

Effective October 1, 2007, Health Net of New York, Inc. sold its 6,180-member Medicare Advantage line of business in New York City. In October of 2007, we announced an expansion of our Medicare Advantage product line through our Private Fee For Service (“PFFS”) plans. Effective January 1, 2008, we began offering plans in Virginia, North Carolina, Massachusetts, and Georgia, bringing the total number of states where we offer Medicare Advantage plans from nine to thirteen. PFFS plans are non-network based Medicare Advantage plans that allow Medicare-eligible consumers to participate in a private Medicare health insurance plan with the flexibility of original Medicare and better benefits than the standard Medicare Part A/Part B coverage.

We also offer Medicare Advantage Special Needs Plans in several of the thirteen states where we offer Medicare Advantage Plans. These plans offer beneficiaries with chronic obstructive pulmonary disease, congestive heart failure, and hypercholesterolemia access to additional health care and prescription drug coverage. See “—Government Regulation—Federal Legislation and Regulation—Medicare Legislation” and “Item 1A. Risk Factors—Our efforts to capitalize on Medicare business opportunities could prove to be unsuccessful” for additional information regarding our Medicare program.

In 2007, we unveiled three new Medicare plans promoting heart health in Southern California and San Antonio, Texas for the 2008 Annual Election Period (“AEP”). The Healthy Heart plans support the American Heart Association’s approach to a healthy lifestyle. The plans include benefits to help enrollees avoid tobacco use; manage stress, blood pressure and high cholesterol; and promote nutrition, weight management and physical activity. The plans also include access to Decision PowerSM, Health Net’s program of online and on-call support and resources to directly involve members with their doctors in making health care and healthy lifestyle decisions.

Medicaid and Related Products

We are one of the top ten largest Medicaid HMOs in the United States based on membership. As of December 31, 2007, we had an aggregate of 845,753 Medicaid members compared to 839,550 members as of December 31, 2006, principally in California. Of the 845,753 Medicaid members, we had an aggregate of 133,976 Medicaid members in Connecticut and New Jersey, as of December 31, 2007. As noted below, we have made the decision to withdraw from the Connecticut Medicaid program. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Health Plan Services Segment Membership” for detailed information regarding our Medicaid enrollment by state. To enroll in our Medicaid products, an individual must be eligible for Medicaid benefits under the appropriate state regulatory requirements. The applicable state agency pays us a monthly fee for the coverage of our Medicaid members.

As of December 31, 2007, we had Medicaid operations in ten of California’s largest counties: Los Angeles, Fresno, Kern, Orange, Stanislaus, Riverside, Sacramento, San Bernardino, San Diego and Tulare. We are the sole commercial plan contractor with the State of California’s Department of Health Care Services (“DHCS”) to provide Medicaid service in Los Angeles County, California. As of December 31, 2007, 481,503 of our Medicaid members resided in Los Angeles County, California. This represents approximately 68% of our California Medicaid membership, and 57% of our total Medicaid membership. In May 2005, we renewed our contract with DHCS to provide Medicaid service in Los Angeles County. The renewed contract was effective April 1, 2006 and had an initial term of two years with three 24-month extension periods. On February 14, 2008, DHCS extended our contract for an initial 24-month extension period ending March 31, 2010.

Our California HMO, HN California, participates in the State Children’s Health Insurance Program (“SCHIP”), which, in California, is known as the Healthy Families program. As of December 31, 2007, there were 129,927 members (excluding 4,803 Healthy Kids members) in our Healthy Families program. SCHIP was designed as a federal/state partnership, similar to Medicaid, with the goal of extending health insurance to children whose families earn too much money to be eligible for Medicaid, but not enough money to purchase private insurance. Monthly premiums are subsidized by the State of California and range between $4 and $15 per child, up to a maximum of $45 for all children in a family enrolled in the Healthy Families Program. California receives two-thirds of the funding for the program from the federal government.

In New Jersey, we participate in the New Jersey Medicaid program, as well as the New Jersey SCHIP program, which is known as New Jersey FamilyCare. These programs provide comprehensive health care coverage for children and families as well as members who are aged, blind and disabled. We operate in 13 of 21 counties in New Jersey under a contract with the Division of Medical Assistance and Health Services (“NJDMAHS”). The current contract is scheduled to expire on June 30, 2008. We currently anticipate negotiating an extension of the contract to be effective July 1, 2008. On September 12, 2007, HNNJ received notification from NJDMAHS that it would assess HNNJ’s provider network panels as of September 24, 2007 and that NJDMAHS may impose a daily penalty for each network deficiency (originally $250/day, potentially to increase to $500/day). We are actively working to remediate any deficiencies, and the NJDMAHS has acknowledged our progress in this area. On November 29, 2007, HNNJ received a second notification from NJDMAHS imposing a daily penalty as of August 15, 2007 (originally $250/day, increased to $500/day as of December 12, 2007) against HNNJ until we have demonstrated that our continuity of care for care management of certain of our populations is in compliance with contractual requirements. We have filed objections to and appealed this Notice of Imposition of Liquidated Damages on grounds including lack of due process. HNNJ is actively working to remediate any existing deficiencies associated with the continuity of care for care management, and expects to complete these efforts in late 2008.

The contract between Health Net of Connecticut, Inc. (“HNCT”) and the Connecticut Department of Social Services (“DSS”), under which our Connecticut Medicaid program has operated, expired on June 30, 2007. From June 30, 2007 to December 7, 2007, HNCT and DSS amended the contract to extend the term of the contract on a month-to-month basis. On November 19, 2007, the managed care responsibilities of four contractors, including HNCT, in the state's Medicaid program were terminated by the state, effective December 1, 2007, over the issue of the contractors' challenge to the state Freedom of Information Commission’s determination that Medicaid managed care contractors should be subject to the state’s Freedom of Information Act (“CT FOIA”) and, as such, are required to disclose their commercial provider reimbursement rates and other proprietary and trade secret information. In December 2007, DSS required, as a condition of contracting with DSS for the provision of services under the Connecticut Medicaid program, that each contractor agree to a material change in the nature and scope of the contractor’s obligations and, additionally, agree to a provision acknowledging that the contractor performs a “government function” subject to public disclosure under CT FOIA. After careful review and consideration, HNCT determined that agreement to such contractual provisions could have a material adverse effect on HNCT’s ability to contract with providers and vendors, as well as on HNCT’s ability to compete effectively in the Connecticut Medicaid and commercial markets. Based on DSS’ FOIA requirements and certain other factors, HNCT made the decision to discontinue its participation in the Connecticut Medicaid program. As part of a transition arrangement with DSS, HNCT has agreed to continue to perform administrative services for the Connecticut Medicaid program until at least February 29, 2008, though DSS and HNCT may mutually agree to extend the arrangement. For more information on our withdrawal from the Connecticut Medicaid program, see “Recent Developments and Other Company Information—Withdrawal from Connecticut Medicaid Program” and “Risk Factors—If we are required to publicly disclose information regarding our reimbursement rates and preferred drug lists for our programs, it could have a material adverse effect on our business.”

Administrative Services Only Business

We provide ASO products to large employer groups in Connecticut, New Jersey, New York and, to a more limited extent, California. Under these arrangements, we provide claims processing, customer service, medical management, provider network access and other administrative services without assuming the risk for medical costs. We are generally compensated for these services on a fixed per member per month basis. Our largest concentration of ASO business is in the Northeast, principally Connecticut. As of December 31, 2007, we had 67,841 members through our ASO business. Of those members, 62,375 were located in the Northeast.

Indemnity Insurance Products

We offer insured PPO, POS, EPO and indemnity products as “stand-alone” products and as part of multiple option products in various markets. These products are offered by our health and life insurance subsidiaries, which are licensed to sell insurance in 50 states and the District of Columbia. Through these subsidiaries, we also offer auxiliary non-health products such as life, accidental death and dismemberment, dental, vision and behavioral health insurance. Our health and life insurance products are provided throughout most of our service areas.

Other Specialty Services and Products

We offer pharmacy benefits, behavioral health, dental and vision products and services (sometimes through strategic relationships with third parties), as well as managed care products related to cost containment for hospitals, health plans and other entities as part of our Health Plan Services segment.

Pharmacy Benefit Management. We provide pharmacy benefit management (“PBM”) services to Health Net members through our subsidiary, Health Net Pharmaceutical Services (“HNPS”). HNPS provides integrated PBM services to approximately 3.3 million Health Net members who have pharmacy benefits, including approximately 580,000 Medicare members. HNPS manages these benefits in an effort to achieve the highest quality outcomes at the lowest cost for its customers. HNPS contracts with national health care providers, vendors, drug manufacturers and pharmacy distribution networks, oversees pharmacy claims and administration, reviews and evaluates new FDA-approved drugs for safety and efficacy and manages data collection efforts to facilitate our health plans’ disease management programs.

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

HNPS provides affiliated health plans various services including development of benefit designs, cost and trend management, sales and marketing support, and management delivery systems. HNPS outsources certain capital and labor-intensive functions of pharmacy benefit management, such as claims processing and mail order services.

The number of seniors and other Medicare members for which HNPS manages pharmacy benefits is expected to continue to grow with our participation in the Part D Prescription drug benefit. We are offering the Part D benefit in all 50 states.

Behavioral Health. We administer and arrange for behavioral health benefits and services through our subsidiary, Managed Health Network, Inc., and its subsidiaries (collectively “MHN”). MHN offers behavioral health, substance abuse and employee assistance programs (“EAPs”) on an insured and self-funded basis to groups in various states and is included as a standard part of most of our commercial health plans. They are also sold in conjunction with other commercial and Medicare products and on a stand-alone basis to unaffiliated health plans and employer groups. During 2007, MHN continued to expand and enhance its product portfolio services and client base. For example, additional products focusing on wellness and behavioral change programs were introduced and are available as part of MHN’s commercial EAP solutions. In addition, MHN provided its workplace and work-life services to members of Health Net affiliated medical plans, including Medicare members. MHN’s EAP services extend internationally to certain countries to cover eligible employees of domestic companies who are located abroad.

In 2007, MHN was awarded a five-year contract to develop, administer and monitor the non-medical counseling program for Department of Defense members and families under the Military Family Counseling Services program. See “—Government Contracts Segment—Other Department of Defense Contracts.” MHN also holds contracts with the U.S. Department of State and the U.S. Agency for International Development (“USAID”), respectively, to provide EAP counseling services tailored for State Department and USAID employees and family members while posted overseas.

MHN’s products and services were being provided to over 7.0 million individuals as of December 31, 2007, with approximately 1.8 million individuals under risk-based programs, approximately 1.6 million individuals under self-funded programs and approximately 3.5 million individuals under EAPs, including those who are also covered under other MHN programs. In 2007, MHN’s total revenues were $238 million. Of that amount, $118 million represented revenues from business with MHN affiliates and $120 million represented revenues from non-affiliate business.

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

Under government-funded health programs, the government payor typically determines premium and reimbursement levels. Contracts under these programs are generally subject to frequent change, including changes that may reduce the number of persons enrolled or eligible, reduce the revenue received by us or increase our administrative or health care costs under such programs. The amount of government receivables set forth in our consolidated financial statements represents our best estimate of the government’s liability to us under TRICARE and other federal government contracts. In general, government receivables are estimates and are subject to government audit and negotiation. See “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.”

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

Our TRICARE contract for the North Region is one of three regional contracts awarded by the Department of Defense in August 2003 under the TRICARE Program. The North Region contract is a five-year contract and covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers a small portion of Tennessee, Missouri and Iowa. The five-year North Region contract is subject to annual renewals on April 1 of each year at the option of the Department of Defense. We are currently in the fourth option period and have received a notice from the Department of Defense of its intent to renew the fifth option period.

Under the TRICARE contract for the North Region, we provide health care services to approximately 2.9 million Military Health System (“MHS”) eligible beneficiaries, including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.1 million other MHS-eligible beneficiaries for whom we provide administrative services only. Eligible beneficiaries in the TRICARE program are able to choose from a variety of program options. They can choose to enroll in TRICARE Prime, which is similar to a conventional HMO plan, or they can select, on a case-by-case basis, to utilize TRICARE Extra, which is similar to a conventional PPO plan, or TRICARE Standard, which is similar to a conventional indemnity plan.

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

Under TRICARE Extra, eligible beneficiaries may utilize a TRICARE network provider but incur a deductible and co-payment which is greater than the TRICARE Prime co-payment. Under TRICARE Standard, eligible beneficiaries may utilize a TRICARE authorized provider who is not a network provider but pay a higher co-payment than under TRICARE Prime or TRICARE Extra. As of December 31, 2007, there were approximately 1.4 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

The TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs which is negotiated annually during the term of the contract, with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable and the collectibility is reasonably assured. During the year ended December 31, 2007, we recognized a decrease in the revenue estimate of $58 million and a decrease in the cost estimate of $75 million. During the year ended December 31, 2006, we recognized a decrease in the revenue estimate of $104 million, and a decrease in the cost estimate of $128 million. The administrative price is paid on a monthly basis, one month in arrears and certain components of the administrative price are subject to volume-based adjustments.

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

Health care operations under our TRICARE contract for the North Region are scheduled to conclude on March 31, 2009, unless extended by the Department of Defense. We anticipate that the government will issue a TRICARE Request for Proposals in the first half of 2008 and proposals would be due approximately six months after a formal Request for Proposals was issued. The Department of Defense has the authority to negotiate with Health Net for an extension of the TRICARE North contract for up to two additional one-year option periods. If the Department of Defense elects to extend for two additional one-year option periods and both option periods are exercised, the TRICARE North contract would conclude on March 31, 2011.

Other Department of Defense Contracts

In February 2007, MHN was awarded a five-year prime contract, the Military Family & Life Consultant Program (“MFLC”), to develop, administer and monitor the non-medical counseling program for Service members. This contract was the successor to the prior Military Family Counseling Services (“MFCS”) subcontract that MHN managed from 2004 to March 2007. Services under the new contract began on April 1, 2007. The program is designed to deliver short-term situational problem solving counseling, primarily with regard to stress factors inherent in the military lifestyle.

The services provided under these subcontracts are not TRICARE benefits and are provided independently from the services provided under our TRICARE contract for the North Region. Revenues for these subcontracts for the year ended December 31, 2007 were $11.4 million and $37.5 million for the MFCS and MFLC contracts, respectively.

Veterans Affairs

During 2007, HNFS administered 13 contracts with the U.S. Department of Veterans Affairs to manage community-based outpatient clinics in 9 states. HNFS also managed 23 other contracts with the U.S. Department of Veterans Affairs supporting 152 Veterans Affairs medical centers for claims repricing and audit services and one contract with the U.S. Marshals Service for claims re-pricing services. Total revenues for our Veterans Affairs business were approximately $32.0 million for the year ended December 31, 2007, representing a 19% increase over 2006. These revenues are derived from service fees received and have no insurance risk associated with them. MHN is a subcontractor in a program under the U.S. Department of Veterans Affairs, requiring MHN to make proactive outbound calls to returning veterans, perform assessments and make referrals to Veterans Affairs facilities.

Provider Relationships

We maintain a network of qualified physicians, hospitals and other health care providers in each of the states in which we offer network based managed care products and services.

Physician Relationships

The following table sets forth the number of primary care and specialist physicians contracted either directly with our HMOs or through our contracted participating physician groups (“PPGs”) as of December 31, 2007:

Primary Care Physicians (includes both HMO and PPO physicians)	71,131
Specialist Physicians (includes both HMO and PPO physicians)	203,605
Total	274,736

Under our California HMO and POS plans, all members are required to select a PPG and generally also a primary care physician from within that group. In our other plans, including all of our plans outside of California, members may be required to select a primary care physician from the broader HMO network panel of primary care physicians. The primary care physicians and PPGs assume overall responsibility for the care of members. Medical care provided directly by such physicians includes the treatment of illnesses not requiring referral, and may include physical examinations, routine immunizations, maternity and childcare, and other preventive health services. The primary care physicians and PPGs are responsible for making referrals (approved by the HMO’s or PPG’s medical director as required under the terms of our various plans) to specialists and hospitals. Certain of our HMOs offer enrollees “open access” plans under which members are not required to secure prior authorization for access to network physicians in certain specialty areas, or “open panels” under which members may access any physician in the network, or network physicians in certain specialties, without first consulting their primary care physician. PPO plans generally do not require prior authorization for specialty care.

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

HNCT, our Connecticut HMO, has a contract with the Connecticut State Medical Society IPA (“CSMS-IPA”). This contract includes an agreed upon compensation budget with negotiated reimbursement rates for providers and has gain share and pay-for-performance features. Referral authorization and claims administration are performed by HNCT.

HNFS maintains a network of qualified physicians, facilities, and ancillary providers in the prime service areas of our TRICARE contract for the North Region. Services are provided on a fee-for-service basis. As of December 31, 2007, HNFS had 100,477 physicians, 1,913 facilities, and 10,342 ancillary providers in its TRICARE network.

Our behavioral health subsidiary, MHN, maintains a provider network comprised of approximately 43,215 psychiatrists, psychologists and other clinical categories of providers nationwide. Substantially all of these providers are contracted with MHN on an individual or small practice group basis and are paid on a discounted fee-for-service basis. Members who wish to access certain behavioral health services contact MHN and are referred to contracted providers for evaluation or treatment services. Generally, authorization for such services is for a limited number of appointments and must be renewed by MHN based on medical necessity. If a member needs inpatient services, MHN maintains a network of approximately 1,156 facilities.

In addition to the physicians that are in our networks, we have also entered into agreements with various third parties that have networks of physicians contracted to them (“Third Party Networks”). In general, under a Third Party Network arrangement, Health Net is licensed by the third party to access its network providers and pay the claims of these physicians pursuant to the pricing terms of their contracts with the Third Party Network.

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

Additional Information Concerning Our Business

Competition

We operate in a highly competitive environment in an industry currently subject to significant changes from business consolidations, new strategic alliances, legislative reform and market pressures brought about by a better informed and better organized customer base. Our health plans face substantial competition from for-profit and nonprofit HMOs, PPOs, self-funded plans (including self-insured employers and union trust funds), Blue Cross/Blue Shield plans, and traditional indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than we do. The development and growth of companies offering Internet-based connections between health care professionals, employers and members, along with a variety of services, could also create additional competitors. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of benefit plans offered, size and quality of provider network, quality of service, responsiveness to user demands, financial stability, comprehensiveness of coverage, diversity of product offerings, and market presence and reputation. The relative importance of each of these factors and the identity of our key competitors vary by market. Over the past several years, a health plan’s ability to interact with employers, members and other third parties (including health care professionals) via the Internet has become a more important competitive factor. To that end, we have made technology investments to enhance our electronic interactions with third parties. We believe that we compete effectively against other health care industry participants in the states in which we operate.

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

Our largest competitor in Arizona is Blue Cross Blue Shield of Arizona. Our Arizona HMO also competes with UnitedHealth Group Inc., CIGNA, Aetna and Humana Inc. Our Oregon health plan competes primarily against Kaiser, UnitedHealth Group, Providence, Regence Blue Cross/Blue Shield, PacificSource and Lifewise.

In the Northeast, our Connecticut health plan competes for business with Aetna, WellPoint, Inc. (Anthem BCBS), ConnectiCare, Inc., UnitedHealth Group, Inc. (UnitedHealthcare/Oxford Health Plans), and CIGNA. Our main competitors in New York are UnitedHealth Group, Inc. (UnitedHealthcare/Oxford Health Plans), WellPoint, Inc. (Empire Blue Cross Blue Shield), Aetna, HIP/GHI and CIGNA. Our main competitors in New Jersey are UnitedHealth Group, Inc. (UnitedHealthcare/Oxford Health Plans), Horizon Blue Cross Blue Shield, Aetna and CIGNA.

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

In some of our markets we sell individual policies, which are generally sold through independent brokers and agents. In some states, carriers are allowed to individually underwrite these policies (i.e. select applicants to whom coverage will be provided and others who are denied), although in other states there may be a requirement of guaranteed issue that restricts the carrier’s discretion. In guaranteed issue states, exclusions for preexisting conditions are generally permitted. Where individual underwriting is permitted, the carrier may rescind the policy coverage if the individual misrepresents his or her medical history in the application process. See “Item 1A. Risk Factors—Proposed federal and state legislation affecting the managed health care industry could adversely affect us” and “—Regulatory activities and litigation relating to the rescission of coverage, if resolved unfavorably, could adversely affect us” for additional information on health plans’ right to rescind coverage.

We believe that the importance of the ultimate health care consumer (or member) in the health care product purchasing process is likely to increase in the future, particularly in light of advances in technology and online resources. Accordingly, we are focusing our marketing strategies on the development of distinct brand identities and innovative product service offerings that will appeal to potential health plan members. For example, we introduced Decision PowerSM, which is a series of programs designed to more directly involve patients in their health care decisions. These programs allow our members to access information and consult with health coaches as they are making decisions regarding health care issues. In addition, in 2006 we added a number of enhancements on the It’s Your LifeSM—WellSite on the Company’s website. The WellSite gives commercial and Medicare members easy access to information they need to make smarter choices about their health and about their health care and health care costs. As more employers begin to offer consumer directed health plans such as Health Savings Accounts (“HSAs”) and Health Reimbursement Accounts (“HRAs”), we believe consumers need to be able to learn, plan and make complex decisions regarding their health care. Our new Wellsite combines access to current Health Net and vendor content and tools.

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

In 2007, we expanded our consumer-driven health care initiative by offering a Health Net Health Reimbursement Account at our health plan in California. An HRA is a health reimbursement arrangement funded solely by an employer where the employer reimburses an employee for health expenses not covered by the group health insurance plan (such as deductibles and coinsurance amounts). Employees are reimbursed tax-free for qualified medical expenses that the employer agrees to reimburse, up to a maximum dollar amount for a coverage period. Subject to the employer’s discretion, up to 100% of any unused amounts in the HRA at the end of a plan year can be carried forward for reimbursement in subsequent years. See “Item 1A. Risk Factors—The markets in which we do business are highly competitive. If we do not design and price our products competitively, our membership and profitability could decline.”

Health Net Systems Consolidation Project

As discussed in previous years, we continue to work on a number of systems and operational initiatives designed to improve our customer service, realize operational cost efficiencies and improve our decision making capability. In 2007, we completed our migration to a single medical management platform. This platform provides operational efficiency in clinical operating units, allows for better multi-disciplinary communication amongst our clinicians, and delivers our clinicians improved decision making and patient support tools.

In the third quarter of 2007, we also announced the next stage of our operational strategy. This stage is a three-year effort to consolidate claim platforms across the enterprise and to consolidate service centers and associated staff. The completion of the projects will enable us to improve claim turnaround times, auto adjudication rates, electronic data interchange, and internet capabilities. We anticipate that the benefits of these initiatives will begin to emerge in the second half of 2008 and build through 2010.

However, there are risks associated with these systems efforts. See “Item 1A. Risk Factors—If we fail to effectively maintain our management information systems, it could adversely affect our business.”

Medical Management

We believe that managing health care costs is an essential function for a managed care company. Among the medical management techniques we utilize to contain the growth of health care costs are pre-authorization or certification for outpatient and inpatient hospitalizations and a concurrent review of active inpatient hospital stays and discharge planning. We believe that this authorization process reduces inappropriate use of medical resources and achieves efficiencies in referring cases to the most appropriate providers. We also contract with third parties to manage certain conditions such as neonatal intensive care unit admissions and stays, as well as chronic conditions such as asthma, diabetes and congestive heart failure. These techniques are widely used in the managed care industry and are accepted practices in the medical profession.

Accreditation

We pursue accreditation for certain of our health plans from the National Committee for Quality Assurance (“NCQA”) and the Utilization Review Accreditation Commission (“URAC”). NCQA and URAC are independent, non-profit organizations that review and accredit HMOs and other healthcare organizations. HMOs that comply with review requirements and quality standards receive accreditation. The commercial line of business of our Arizona, California, Connecticut, New Jersey and New York HMO subsidiaries have all received NCQA accreditation with a score of “excellent,” which is the highest score NCQA awards. HN California’s Medicare line of business also received NCQA accreditation with a score of “excellent.” In addition, HN California’s Medicaid line of business (known as Medi-Cal) received NCQA accreditation with a score of “Commendable,’ which is customary for first-time accreditation. Our MHN subsidiary has received URAC accreditation.

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

Federal Legislation and Regulation

Medicare Legislation. On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) was signed into law. This complex legislation made many significant structural changes to the federal Medicare program and added a voluntary prescription drug benefit, called a “Part D” benefit, which was made available to Medicare beneficiaries starting January 1, 2006.

The MMA changed the methodology for payment to private plans to a competitive bidding process beginning in 2006. For the Medicare Advantage plans, the federal CMS calculates county-specific payment rates based on fee-for-service costs in the county and a legislated formula. These rates then serve as a benchmark against which we must bid for providing the Medicare package of services. The projected savings from the benchmark rate is used 75% to fund additional benefits to members. The remaining 25% is retained by CMS. CMS then pays us a monthly rate for each enrollee, which is the bid amount, with risk adjustment for that member, plus the 75% of savings (if any) in the bid. The risk adjustment factor reflects the member’s age, gender and health status. The MMA also authorized regional PPOs to serve 26 regions covering the U.S. and its territories, and authorized other products designed to provide a private market option on a broader scale.

Our Medicare contracts are subject to regulation by CMS. CMS has the right to audit HMOs and PPOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with CMS’ contracts and regulations. In January 2008, we were notified by the CMS that we were deficient in certain administrative procedures with respect to our stand-alone PDP products, and were directed to cease the sale of such products until resumption of sale was approved by CMS.

Medicaid and Related Legislation. Federal law has also implemented other health programs that are partially funded by the federal government, such as the Medicaid program (known as Medi-Cal in California) and SCHIP (known as Healthy Families in California). They are largely regulated and administered by state agencies and thus there are variations in these programs from state to state. Federal funding remains critical to the viability of these programs. Federal law permits the federal government to oversee and, in some cases, to enact, regulations and other requirements that must be followed by the states. Medicaid is administered at the federal level by CMS; SCHIP is administered by the Health Resources and Services Administration, another arm of the Department of Health and Human Services.

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

Company	Regulatory Agency
Arizona HMO	Arizona Department of Insurance

California HMO	California Department of Managed Health Care

Connecticut HMO	Connecticut Department of Insurance, Connecticut Department of Social Services

New Jersey HMO	New Jersey Department of Banking and Insurance, New Jersey Department of Human Services, Division of Medical Assistance and Health Services

New York HMO	New York Department of Insurance, New York Department of Health

Oregon HMO	Oregon Department of Business and Consumer Services

Health Net Life Insurance Company	California Department of Insurance generally, and the Department of Insurance of each state in which it does business

Health Net Insurance of New York, Inc.	New York Department of Insurance

MHN	California Department of Managed Health Care, New York Department of Insurance, New Jersey Department of Banking and Insurance, Connecticut Department of Insurance

While there are state-by-state variations, HMO regulation generally is very comprehensive. Among the areas regulated by these regulatory agencies are:

•	Adequacy of financial resources, network of health care providers and administrative operations;

•	Sales and enrollment requirements, disclosure documents and notice requirements;

•	Product offerings, including the scope of mandatory benefits and required offerings of benefits that are optional coverages;

•	Procedures for member grievance resolution and medical necessity determinations;

•	Accessibility of providers, handling of provider claims (including out-of-network claims) and adherence to timely and accurate payment and appeal rules; and

•	Linguistic and cultural accessibility standards, governance requirements and reporting requirements.

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

Insurance and HMO laws impose a number of financial requirements and restrictions on our regulated subsidiaries, which vary from state to state. They generally include certain minimum capital and deposit and/or reserve requirements, restrictions on dividends and other distributions to the parent corporations and affiliated corporations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital Requirements.” These financial requirements are subject to change, which may require us to commit additional capital to certain regulated subsidiaries or may limit our ability to move capital through dividends and other distributions.

Our regulated subsidiaries are also subject to legal restrictions on our ability to price some of our products. Some products may be subject to regulatory approval of premium levels. Generally, insurance and HMO laws require premiums to be established at amounts reasonably related to our costs.

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

Employees

As of December 31, 2007, Health Net, Inc. and its subsidiaries employed 9,910 persons on a full-time basis and 318 persons on a part-time or temporary basis. These employees perform a variety of functions, including, among other things, provision of administrative services for employers, providers and members; negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers; handling of claims for payment of hospital and other services; and provision of data processing services. Our employees are not unionized and we have not experienced any work stoppages since our inception. We consider our relations with our employees to be very good.

Dependence Upon Customers

The federal government is the only customer of the Company’s Government Contracts segment, with premiums and fees accounting for 100% of our Government Contracts revenue. In addition, the federal government is a significant customer of the Company’s Health Plan Services segment as a result of its contract with CMS for coverage of Medicare-eligible individuals, including Part D prescription plans, state agencies for federally-subsidized Medicaid and SCHIP programs, and coverage of federal employees under the Federal Employees Health Benefits Program. Medicare revenues accounted for 20% of our total revenue in 2007.

Recent Developments and Other Company Information

Withdrawal from Connecticut Medicaid Program

The contract between HNCT and the Connecticut Department of Social Services (“DSS”), under which our Connecticut Medicaid program has operated, expired on June 30, 2007. From June 30, 2007 to December 7, 2007, HNCT and DSS amended the contract to extend the term of the contract on a month-to-month basis. On November 19, 2007, the managed care responsibilities of four contractors, including HNCT, in the state's Medicaid program were terminated by the state, effective December 1, 2007, over the issue of the contractors' challenge to the state Freedom of Information Commission’s determination that Medicaid managed care contractors should be subject to the state’s Freedom of Information Act (“CT FOIA”) and, as such, are required to disclose their commercial provider reimbursement rates and other proprietary and trade secret information.

In December 2007, DSS required, as a condition of contracting with DSS for the provision of services under the Connecticut Medicaid program, that each contractor agree to a material change in the nature and scope of the contractor’s obligations and, additionally, agree to a provision acknowledging that the contractor performs a “government function” subject to public disclosure under CT FOIA.

After careful review and consideration, HNCT determined that agreement to such contractual provisions could have a material adverse effect on HNCT’s ability to contract with providers and vendors, as well as on HNCT’s ability to compete effectively in the Connecticut Medicaid and commercial markets. Based on DSS’s FOIA requirements and certain other factors, HNCT made the decision to discontinue its participation in the Connecticut Medicaid program. As part of a transition arrangement with DSS, HNCT has agreed to continue to perform administrative services for the Connecticut Medicaid program until at least February 29, 2008, though DSS and HNCT may mutually agree to extend the arrangement. HNCT is working with DSS to develop and implement an appropriate transition plan so that all HNCT Medicaid members receive uninterrupted coverage and ongoing access to health care services. We expect to have completely exited the Connecticut Medicaid program by the end of the first quarter of 2008.

Operations Strategy

On November 8, 2007, we announced that we are undertaking a company-wide operations strategy intended to enable Health Net to streamline its operations, including consolidating technology platforms, combining duplicative administrative and operational functions and outsourcing certain operations where appropriate. We are targeting annual G&A expense savings of approximately $100 million by 2010 and expect to incur pretax restructuring charges relating to the reorganization of between $40 million and $50 million over the course of 2008.

Purchase of The Guardian’s Interest in HealthCare Solutions

In 1995, we entered into a marketing and risk sharing arrangements with The Guardian covering primarily small group membership in the States of Connecticut, New York and New Jersey. Under these arrangements, our managed care and indemnity products were marketed to existing insureds of The Guardian. In addition, these products were distributed through the brokerage community in an integrated marketing effort under the trade name HealthCare Solutions, or HCS. As part of these arrangements, The Guardian generally had the exclusive right to market and sell our HMO, PPO and POS products to small employer groups, and we and The Guardian each retained 50% of the premiums and claims. In addition, we recovered from The Guardian a specified portion of the administrative expenses and the direct marketing costs, which were shared equally. In 2006, various new products were launched for the HCS product portfolio, including Health Savings Accounts and our preferred line of products, called Outlook.

On February 27, 2007, we announced that we had entered into an agreement with The Guardian to, in substance, purchase The Guardian’s 50% interest in HCS for $80.3 million in cash (the “Guardian Transaction”). On May 31, 2007, we completed the Guardian Transaction, which included terminating all pre-existing marketing and risk sharing arrangements and acquiring certain intangible rights from The Guardian. As a result, we recognize 100% of the HCS revenues, claims and administrative and marketing expenses.

The on-going financial results of the HCS business are included in our Health Plan Services reportable segment for the year ended December 31, 2007 and are not material to our consolidated results of operations.

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

Item 1A. Risk Factors

Cautionary Statements

The following discussion, as well as other portions of this Annual Report on Form 10-K, contain “forward-looking statements” within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements, other than statements of historical information provided or incorporated by reference herein, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Actual results could differ materially due to, among other things, rising health care costs, negative prior period claims reserve developments, trends in medical care ratios, issues relating to provider contracts, litigation costs, regulatory fines, operational issues, health care reform and general business conditions. Additional factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth below and the risks discussed in our other filings from time to time with the SEC.

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

A substantial majority of the revenue we receive is used to pay the costs of health care services or supplies delivered to our members. The total health care costs we incur are affected by the number and type of individual services provided and the cost of each service. Our future profitability will depend, in part, on our ability to accurately predict health care costs and to control future health care utilization and costs through underwriting criteria, utilization management, product design and negotiation of favorable professional and hospital contracts. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs or limit our ability to negotiate favorable rates. Changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups and numerous other factors affecting health care costs may adversely affect our ability to predict and control health care costs as well as our financial condition, results of operations and cash flows. In addition, a large scale public health epidemic could affect our ability to control health care costs. See “—Large-scale public health epidemics and/or terrorist activity could cause us to incur unexpected health care and other costs and could materially and adversely affect our business, financial condition and results of operations.”

For several years, one of the fastest increasing categories of our health care costs has been the cost of hospital-based products and services. Factors underlying the increase in hospital costs include, but are not limited to, the underfunding of public programs, such as Medicaid and Medicare and the constant pressure that places on rates from commercial health plans, growing rates of uninsured individuals, new technology, state initiated mandates, alleged abuse of hospital chargemasters, an aging population and, under certain circumstances, relatively low levels of hospital competition caused by market concentration. Another significant category of our health care costs is costs of pharmaceutical products and services. Factors affecting our pharmaceutical costs include, but are not limited to, the price of drugs, utilization of new and existing drugs and changes in discounts.

As a measure of the impact of medical cost on our financial results, relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for our health plan products, our annual net earnings for 2007 would have been reduced by approximately $97 million. The inability to forecast and manage our health care costs could have a material adverse effect on our business, financial condition or results of operations.

We face competitive pressure to contain premium prices.

In addition to the challenge of controlling health care costs, we face competitive pressure to contain premium prices. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, price will continue to be a significant basis of competition. Our premium revenue is set in advance of the actual delivery of services, and, in certain circumstances, before contracting with providers. While we attempt to take into account our estimate of expected health care costs over the premium period in setting the premiums we charge or bid, factors such as competition, regulations and other circumstances may limit our ability to fully base premiums on estimated costs. In addition, many factors may, and often do, cause actual health care costs to exceed those costs estimated and reflected in premiums or bids. These factors may include increased utilization of services, increased cost of individual services, catastrophes, epidemics, seasonality, new mandated benefits or other regulatory changes, and insured population characteristics. Our financial condition or results of operations could be adversely affected by significant disparities between the premium increases of our health plans and those of our major competitors or by limitations on our ability to increase or maintain our premium levels.

In 2007, our pricing was, we believe, generally consistent with that of our competitors but there can be no assurance that we will not institute higher premiums in the future. In addition, we continue to see increases in our small group and individual business while our large group enrollment declines as we seek to improve margins by changing the mix of our commercial business to smaller accounts. Any future increase in premiums could result in the loss of members. Additionally, there is always the possibility that adverse risk selection could occur when members who utilize higher levels of health care services compared with the insured population as a whole choose to remain with our health plans rather than risk moving to another plan. This could cause health care costs to be higher than anticipated and therefore cause our financial results to fall short of expectations.

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

Our reserves for claims are estimates of incurred costs based on various assumptions. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicious administration of claims, medical costs and other factors. Included in the reserves for claims are estimates for the costs of services that have been incurred but not reported and for claims received but not processed. These estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations. Given the uncertainties inherent in such estimates, the actual liability could differ significantly from the amounts reserved. If our actual liability for claims payments is higher than estimated, it could have a negative impact on our earnings per share in any particular quarter or annual period. If our actual liability is lower than estimated, it could mean that we set premium prices too high, which could result in a loss of membership. If we were to lose membership as a result of our premium prices being set too high, there can be no assurance that we would be able to regain that membership by reducing premiums.

Our businesses are subject to significant government regulation, which increases our cost of doing business and could adversely affect our ability to grow our businesses.

Our businesses are subject to extensive federal and state laws and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements and periodic examinations by governmental agencies. These laws and regulations are generally intended to benefit and protect providers and health plan members rather than stockholders of managed health care companies such as Health Net. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change, and may be interpreted in ways that differ from our understanding retroactively based upon the decisions of regulators or courts. Broad latitude is given to the agencies administering these regulations to interpret them and to impose substantial fines when they believe violations have occurred. Regulatory agencies have imposed substantial fines against us in the past, and may impose substantial fines against us in the future if they determine that we have not complied with applicable laws and regulations. See “Item 3. Legal Proceedings—Miscellaneous Proceedings” for additional information. Existing or future laws and rules could force us to change how we do business and may restrict our revenue and/or enrollment growth, and/or increase our health care and administrative costs, and/or increase our exposure to liability with respect to members, providers or others. Further, individual associates may violate these laws and rules, notwithstanding our internal policies and compliance programs.

In particular, our HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates, approval of policy language and benefits, appeals and grievances with respect to benefit determinations, provider contracting, utilization management, issuance and termination of policies and a wide variety of other regulations relating to the development and operation of health plans. There can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses or that regulatory changes will not have a material adverse effect on us. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Statutory Capital Requirements” for additional information.

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

Medicare programs represent a significant portion of our business, accounting for approximately 20% of our total revenue in 2007 and an expected 23% in 2008. Over the last several years we have significantly expanded our Medicare health plans and restructured our Medicare program management team and operations to enhance our ability to pursue business opportunities presented by the MMA and the Medicare program generally. For example, in 2007 we introduced private fee-for-service (“PFFS”) Medicare Advantage plans, expanded our Medicare Part D prescription drug benefits plans to all 50 states, and are in the process of enhancing our HMO/PPO product offerings. This growth requires substantial administrative and operational capabilities, which we have developed or for which we have contracted. For example, we use third party vendors to administer the enrollment, claims and billing functions for stand-alone PDP and PFFS. If the execution of these key operational functions is not successful, or we are unable to develop administrative capabilities to address the additional needs of our growing Medicare programs, it could have a material adverse effect on our Medicare business. In January 2008, we were directed by the CMS to temporarily cease the sale of our stand-alone PDP products due to certain administrative deficiencies relating to our ability to timely process stand-alone PDP enrollment applications. We do not believe that this temporary suspension will have a material adverse effect on our Medicare business.

Particular risks associated with our providing Medicare Part D prescription drug benefits under the MMA include potential uncollectibility of receivables, inadequacy of pricing assumptions, inability to receive and process information and increased pharmaceutical costs, as well as the underlying seasonality of this business, and extended settlement periods for claims submissions. In addition, in connection with our participation in the Medicare Advantage and Part D programs, we regularly record revenues associated with the risk adjustment reimbursement mechanism employed by CMS. This mechanism is designed to appropriately reimburse health plans for the relative health care cost risk of its Medicare enrollees. While we have historically recorded revenue and received payment for risk adjustment reimbursement settlements, there can be no assurance that we will receive payment from CMS for the levels of the risk adjustment premium revenue recorded in any given quarter.

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

States periodically consider reducing or reallocating the amount of money they spend for Medicaid. Currently, many states are experiencing budget deficits, and some states have reduced or have begun to reduce, or have proposed reductions in, payments to Medicaid managed care providers. Any significant reduction in payments received in connection with Medicaid could adversely affect our business, financial condition or results of operations.

In addition, states can impose requirements on Medicaid programs that make continued operations not feasible. In Connecticut, we are in the process of transitioning out of the Medicaid program due to the state requiring Medicaid contractors to publicly disclose certain proprietary and trade secret information and persistent underfunding of the program. We expect to be out of the program completely by the end of the first quarter of 2008. For additional information on our withdrawal from the Connecticut Medicaid program, see “Item 1. Business—Recent Developments and Other Company Information—Withdrawal from Connecticut Medicaid Program.”

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

Health care operations under our TRICARE North contract are scheduled to conclude on March 31, 2009. In the second quarter of 2007, we received a draft Request for Proposal from the Department of Defense for the next generation of TRICARE contracts. We submitted our comments on the draft to the Department of Defense and are awaiting the release of the formal Request for Proposal. We anticipate that the government will issue a formal Request for Proposal in the first half of 2008 and that proposals will be due approximately six months after the formal Request for Proposal is issued. However, the Department of Defense has the authority to negotiate with Health Net for an extension of our TRICARE contract for the North region for up to two additional one-year option periods. If the Department of Defense elects to extend for two additional one-year option periods and both option periods are exercised, the TRICARE contract for the North region would conclude on March 31, 2011. If the contract is not extended, and we are not awarded a new TRICARE contract, or if the terms and conditions of a new contract were significantly changed, it could have a material adverse effect on our business, results of operation and financial condition.

We may experience losses as a result of the regional concentration of our business.

Our business operations are concentrated in the Northeast (in the states of Connecticut, New York and New Jersey) and in the states of California, Arizona and Oregon. Our California operations represented approximately 42% of our total revenue in 2007. Due to this concentration in a small number of states, and, in particular,

California, we are exposed to the risk of a deterioration in our financial results arising from a significant economic downturn in one or more of these states. If economic conditions in these states significantly deteriorate, we may experience a reduction in existing and new business, which may have a material adverse effect on our business, financial condition and results of operations. In addition, if any one of our health plans experiences significant losses, our consolidated results of operations may be materially and adversely affected. Losses of accounts or deterioration in margins in any one of the states in which we operate could have an adverse effect on our financial condition or results of operations.

Proposed federal and state legislation and regulations affecting the managed health care industry could adversely affect us.

The United States Congress and federal and state regulatory agencies frequently consider legislative proposals and regulatory initiatives which, if enacted, could materially affect the managed health care industry and the regulatory environment. These proposals have included initiatives which, if enacted, could have material adverse effects on our operations, including subjecting us to additional litigation risk, regulatory compliance costs and restrictions on our business operations. Such measures have proposed, among other things, to:

•	Restrict or eliminate health insurers and health plans in the marketplace;

•	Restrict a health insurer or health plan’s profitability or regulate the medical cost ratio;

•	Require health plans to pay significantly higher taxes, or reduce government funding of government-sponsored health programs in which we participate;

•

Mandate certain benefits and administrative or other services that could increase the cost of healthcare or administrative services, or restrict our right to manage the member’s care through authorization requirements, requirements of medical necessity, or formularies for covered pharmaceuticals;

•	Restrict our ability to contract with and manage access to providers and provider groups, enhance certain provider payments or appeal rights, or restrict our ability to select and terminate providers;

•	Mandate certain grievance and appeal rights for our members or providers, including establishment of third-party reviews of certain care decisions; and

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

We cannot predict the outcome of the legislative and regulatory proposals described above or any other such legislative or regulatory proposals, nor the extent to which we may be affected by the enactment of any such legislation or regulations. Such legislation or regulation, including measures that would cause us to change our current manner of operation or increase our exposure to liability, could have a material adverse effect on our results of operations, financial condition and ability to compete in our industry. We also cannot predict the outcome of the 2008 federal and state elections and the impact, if any, that the election outcomes will ultimately have on our operations.

Regulatory activities and litigation relating to the rescission of coverage, if resolved unfavorably, could adversely affect us.

In our individual business in certain states, persons applying for insurance policies are required to provide information about their medical history as well as that of family members for whom they are seeking coverage. These applications are subjected to a formal underwriting process to determine whether the applicants present an acceptable risk. If coverage is issued and the health plan or insurer subsequently discovers that the applicant materially misrepresented their or their family members’ medical history, the health plan or insurer has the legal right to rescind the policy in accordance with applicable legal standards. Although rescission has long been a legally authorized practice, the decisions of health plans to rescind coverage and decline payment to treating providers, as well as the procedures used to do so, have recently generated public attention, particularly in California. As a result, there has been both legislative and regulatory action in connection with this issue.

As of January 1, 2008, health plans and insurers in California, under certain defined circumstances, are obligated to pay providers for services they have rendered despite the rescission of a member’s policy. On October 23, 2007, the California Department of Managed Health Care (“DMHC”) and the California Department of Insurance (“DOI”) announced that they would be issuing joint regulations that would restrict the ability of health plans and insurers to rescind a member’s coverage and deny payment to treating providers. The DMHC has issued draft proposed regulations and it is expected that the DOI will do so as well in the near future. On October 16, 2007, the DMHC initiated a survey of Health Net of California’s activities regarding the rescission of policies for the period 2004 through 2006. This survey is similar to ones the DMHC has already conducted of other health plans in California, which have resulted in administrative penalties. The results of the survey are expected to be made public some time in 2008. During the course of the survey, which is still ongoing, the DMHC alleged that Health Net of California had failed to timely provide information to the DMHC’s survey team. As a result of this allegation, Health Net of California and the DMHC agreed that Health Net of California would pay an administrative penalty of $1 million, which it has paid. The penalty does not affect the ongoing survey or the corresponding enforcement investigation of the DMHC, the results of either or both of which could result in further penalties and corrective actions. The DOI recently announced that it was imposing administrative penalties on another insurer relating to its rescission practices, and in the future we also may be subject to a survey by the DOI relating to our rescission practices.

We are also party to arbitrations and litigation, including a putative class action, in which rescinded members allege that we unlawfully rescinded their coverage. The lawsuits generally seek reimbursement for the cost of medical services that were not paid as a result of the rescission, and also seek to recover for emotional distress, attorneys’ fees and punitive damages. One of these arbitrations was decided on February 21, 2008, and resulted in an award to the claimant of approximately $10 million, including estimated attorneys’ fees, which amount has yet to be determined. Recent court of appeal decisions in California adverse to health plans and insurers have increased the risks associated with rescissions of policies based on applications containing material misrepresentations of medical history, and may make it more difficult to rescind policies in the future. Additionally, the Los Angeles City Attorney recently filed a complaint against us relating to our underwriting practices and rescission of certain individual policies. The complaint seeks equitable relief and civil penalties for, among other things, alleged false advertising, violations of unfair competition laws and violations of the California Penal Code. These developments, together with increased media scrutiny of health plans’ and insurers’ rescission practices, may also increase the risk of additional litigation in this area.

We cannot predict the outcome of the anticipated regulatory proposals described above, nor the extent to which we may be affected by the enactment of those or other regulatory or legislative activities relating to rescissions. Such legislation or regulation, including measures that would cause us to change our current manner of operation or increase our exposure to liability, could have a material adverse effect on our results of operations, financial condition and ability to compete in our industry. Similarly, given the complexity and scope of rescission lawsuits, their final outcome cannot be predicted with any certainty. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these cases depending, in part, upon the results of operations or cash flow for such period. At this time, management believes that the ultimate outcome of these cases could have a material adverse effect on our financial condition and liquidity.

Federal and state audits, review and investigations of us and our subsidiaries could have a material adverse effect on our operations.

We have been and, in some cases, currently are, involved in various federal and state governmental audits, reviews and investigations. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments and others pertaining to financial performance, market conduct and regulatory compliance issues. Such audits, reviews and investigations could result in the loss of licensure or the right to participate in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

Many regulatory audits, reviews and investigations in recent years have focused on the timeliness and accuracy of claims payments by managed care companies and health insurers. Our subsidiaries have been the subject of audits, reviews and investigations of this nature. Depending on the circumstances and the specific matters reviewed, regulatory findings could require remediation of claims payment errors and payment of penalties of material amounts that could have a material adverse effect on our results of operations. For example, we are currently the subject of a regulatory investigation in New Jersey that relates to the timeliness and accuracy of our claim payments for services rendered by out-of-network providers. This investigation includes an audit of our claims payment practices for services rendered by out-of-network providers for 1996 through 2005 in New Jersey. The New Jersey Department of Banking and Insurance (“DOBI”) has informed us that, based on the results of the audit, we will be required to remediate certain claims payments for this period and will be assessed a regulatory fine. We have reached an agreement with DOBI regarding the claims that will require remediation and have had preliminary discussions with DOBI regarding the amount of the fine. We expect to finalize an agreement with DOBI on the amount of the fine, which could be substantial, and enter into a consent order in the near future. A portion of the $296.8 million charge that we recorded in the third quarter of 2007 relates to the remediation of the New Jersey claims and the fine to be assessed by DOBI.

In addition, on February 13, 2008, the New York Attorney General (“NYAG”) announced that his office is conducting an industry-wide investigation into the manner in which health insurers calculate “usual, customary and reasonable” charges for purposes of reimbursing members for out-of-network medical services. The NYAG’s office has issued subpoenas to 16 health insurance companies, including us, in connection with this investigation. As described by the NYAG in a press conference on February 13, 2008, the threatened claims appear to be similar to those asserted by the plaintiffs in the McCoy, Wachtel and Scharfman cases described above. We intend to respond to the subpoena and cooperate with the NYAG as appropriate in his investigation.

Our New Jersey, Connecticut and New York health plans have also been subject to other investigations by DOBI and the New York Department of Insurance on a variety of other matters and in some cases have entered into consent agreements relating to, and have agreed to pay fines in connection with, these practices. Similarly, Health Net of California, our California HMO, has entered into a Consent Agreement with the California DMHC regarding its prepayment line item review and repricing processes, and both the California and Oregon plans are currently undergoing reviews relating to rescission practices.

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

Some providers that render services to our members and insureds that have coverage for out of network services are not contracted with our plans and insurance companies. In those cases, there is no pre-established understanding between the provider and the plan about the amount of compensation that is due to the provider; rather, the plan’s obligation is to reimburse the member based upon the terms of the member’s plan. In some states and product lines, the amount of reimbursement is defined by law or regulation, but in most instances it is established by a standard set forth in the plan that is not clearly translated into dollar terms, such as “usual, customary and reasonable.” In such instances providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with the plan or balance bill our member. Regulatory authorities in various states may also challenge the manner in which we reimburse members for services performed by non-contracted providers. For example, as described in more detail in “Item 3. Legal Proceedings—Miscellaneous Proceedings,” the NYAG recently announced that his office is in the process of conducting such an investigation. As a result of litigation or regulatory activity, we may have to pay providers additional amounts or reimburse members for their out-of-pocket payments. The uncertainty about our financial obligations for such services and the possibility of subsequent adjustment of our original payments could have a material adverse effect on our financial position or results of operations.

In addition, provider groups and hospitals that do contract with us have in certain situations commenced litigation and/or arbitration proceedings against us to recover amounts they allege to be underpayments due to them under their contracts with us. We believe that provider groups and hospitals have become increasingly sophisticated in their review of claim payments and contractual terms in an effort to maximize their payments from us and have increased their use of outside professionals, including accounting firms and attorneys, in these efforts. These efforts and the litigation and arbitration that result from them could have a material adverse effect on our results of operations and financial condition. For additional information regarding provider disputes, see “Item 3. Legal Proceedings.”

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

For example in the McCoy, Wachtel, and Scharfman cases described in Note 12 to our consolidated financial statements, the plaintiffs allege that the manner in which our various subsidiaries paid member claims for out-of-network services was improper. Plaintiffs also sought severe sanctions against us for a variety of alleged misconduct, discovery abuses and fraud on the court in connection with the litigation proceedings. Based on our assessment of developments in this litigation, during the three months ended December 31, 2006, we recorded a pretax charge of approximately $37 million in anticipation of our ongoing litigation defense expenses in these cases, as well as the probable award of attorneys’ fees. In August 2007, we reached an agreement in principle with the plaintiffs in McCoy, Wachtel and Scharfman to settle those cases. A definitive settlement agreement has not yet been finalized and is subject to court approval. During the three months ended September 30, 2007, we recorded a $296.8 million pretax charge primarily related to the settlement in principle of McCoy, Wachtel and Scharfman and related matters. Until a definitive settlement agreement is executed and approved by the court, these matters will remain outstanding. If we are unable to reach an agreement that is acceptable to all parties and the court, these proceedings will continue and an unfavorable resolution of these proceedings could have a material adverse effect on our results of operations and/or financial condition. See Note 12 to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the matters and the charges associated with these matters.

We cannot predict the outcome of any lawsuit with certainty, and we are incurring material expenses in the defense of litigation matters, including without limitation, substantial discovery costs. While we currently have insurance policies that may provide coverage for some of the potential liabilities relating to litigation matters, there can be no assurance that coverage will be available for any particular case or liability. Insurers could dispute coverage or the amount of insurance could not be sufficient to cover the damages awarded. In addition, certain liabilities such as punitive damages, may not be covered by insurance. Insurance coverage for all or certain types of liability may become unavailable or prohibitively expensive in the future or the deductible on any such insurance coverage could be set at a level that would result in us effectively self-insuring cases against us. The deductible on our errors and omissions (“E&O”) insurance has reached such a level. Given the amount of the deductible, the only cases which would be covered by our E&O insurance are those involving claims that substantially exceed our average claim values and otherwise qualify for coverage under the terms of the insurance policy.

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

From time to time in press releases and otherwise, we publish forecasts or other forward-looking statements regarding our future results, including estimated revenues, net earnings and other operating and financial metrics. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, any number of them may prove to be incorrect. For example, during 2007, gross margins in our commercial and Medicare lines of business were somewhat less than expected, while pretax margins in our Government Contracts segment were higher than projected. Administrative expenses were lower than original expectations. Such variations from expectations could cause negative impacts on our financial and operating results.

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

We are in a highly competitive industry. Many of our competitors may have certain characteristics, capabilities or resources, such as greater market share, superior provider and supplier arrangements and existing business relationships, that give them an advantage in competing with us. These competitors include HMOs, PPOs, self-funded employers, insurance companies, hospitals, health care facilities and other health care providers. In addition, other companies may enter our markets in the future, including emerging competitors in the Medicare program. We believe that increased funding provided by the MMA will increase the number of competitors in senior health services and could affect our Medicare Advantage program. For example, in 2006, a large PPG in Kern County, California was able to secure a Knox-Keene license and a contract with CMS and is now in direct competition with our Medicare operations in that county.

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

Nearly every major managed care organization has launched, announced or is developing HSA-compatible high-deductible health plans. We have launched HSA programs in our Northeast, Arizona, California and Oregon health plans. Our HSA programs represented a very small percentage of our total revenue in 2007. Some of our large competitors, such as Aetna and Blue Cross Blue Shield plans, have made large investments in, and heavily marketed, their consumer-directed health plans and have gained more enrollment in many markets across the country. If their enrollment trend continues, it may widen the competitive gap between us over the next several years. If we fail to design, maintain and effectively market consumer-directed health care programs that are attractive to consumers and, as a result, are unable to achieve a competitive market share in the consumer-directed care category, it could have a material adverse effect on our business, financial condition or results of operations.

We have historically experienced significant turnover in senior management and are in the process of reorganizing our management structure. If we are unable to manage the succession of our key executives, it could adversely affect our business.

We have experienced a high turnover in our senior management team in recent years and are in the process of reorganizing our management structure. Although we have succession plans in place and have employment arrangements with our key executives, these do not guarantee that the services of these key executives will continue to be available to us. We would be adversely affected if we fail to adequately plan for future turnover of our senior management team.

We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect our operations.

Our indebtedness includes $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 and $175 million in borrowings under our financing facility which will amortize over a period ending December 2012. For a description of our Senior Notes and our financing facility, see “Liquidity and Capital Resources—Capital Structure.” In addition, to provide liquidity, we have a $900 million five-year revolving credit facility that expires in June 2012. As of December 31, 2007, no borrowings were outstanding under our revolving credit facility. We may incur additional debt in the future. Our existing indebtedness, and any additional debt we incur in the future through drawings on our revolving credit facility or otherwise could have an adverse effect on our business and future operations. For example, it could:

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

We continually evaluate options to refinance our outstanding indebtedness. Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. Recently, credit markets have experienced unusual uncertainty, and liquidity and access to capital markets have tightened. Consequently, in the event we need to access the credit markets to refinance our debt, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements.

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

Our revolving credit facility and our financing facility contain restrictive covenants that could limit our ability to pursue our business strategies.

On June 25, 2007, we entered into a $900 million five-year revolving credit facility. See “Liquidity and Capital Resources—Capital Structure—Revolving Credit Facility” for additional information regarding our revolving credit facility. On December 19, 2007, we entered into a $175 million financing facility. See “Liquidity and Capital Resources—Capital Structure—Amortizing Financing Facility” for additional information regarding our financing facility. Our revolving credit facility and our financing facility require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, pay dividends, make investments or other restricted payments, sell or otherwise dispose of assets and engage in other activities. In addition, our revolving credit facility and our financing facility require us to comply with certain financial covenants, including a maximum leverage ratio and a minimum fixed charge coverage ratio.

The restrictive covenants under our revolving credit facility and our financing facility could limit our ability to pursue our business strategies. In addition, any failure by us to comply with these restrictive covenants could result in an event of default under the revolving credit facility, our financing facility, and, in some circumstances, under the indenture governing our Senior Notes, which, in any case, could have a material adverse effect on our financial condition.

If we fail to effectively maintain our management information systems, it could adversely affect our business.

Our business depends significantly on effective information systems. The information gathered and processed by our management information systems assists us in, among other things, pricing our services, monitoring utilization and other cost factors, processing provider claims, billing our customers on a timely basis and identifying accounts for collection. Our customers and providers also depend upon our information systems for membership verification, claims status and other information. We have many different information systems for our various businesses and these systems require continual maintenance, upgrading and enhancement to meet our operational needs. Moreover, our merger, acquisition and divestiture activity requires transitions to or from, and the integration of, various information management systems.

Health Net’s operations strategy team is currently reviewing options for transitioning to a single technology platform companywide to gain operational and cost efficiencies. We believe that by consolidating our current systems, we will gain operational and cost efficiencies. Transitioning to a single in-house system and utilizing varying levels of system outsourcing are options currently under consideration by management. See “Item 1. Business—Additional Information Concerning Our Business—Health Net Systems Consolidation Project” for additional information regarding this consolidation project.

Any difficulty or unexpected delay associated with the transition to or from information systems, any inability or failure to properly maintain management information systems, or any inability or failure to successfully update or expand processing capability or develop new capabilities to meet our business needs, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers, disputes with customers and providers, regulatory problems, significant increases in administrative expenses and/or other adverse consequences. In addition, we may, from time-to-time, obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to adverse effects if such third parties fail to perform adequately.

We are subject to risks associated with outsourcing services and functions to third parties.

We contract with independent third party vendors who provide services to us and our subsidiaries or to whom we delegate selected functions. These third party vendors include, but are not limited to, information technology system providers, medical management providers, claims administration providers, billing and enrollment providers, call center providers and specialty service providers. Our arrangements with third party vendors may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data, as a result of our failure to adequately monitor and regulate their performance, changes in the vendors’ operations or financial condition or other matters outside of our control. Violations of laws or regulations governing our business by third party vendors could increase our exposure to liability or otherwise increase the costs associated with the operation of our business. In addition, to the extent we outsource selected services or selected functions to third parties in foreign jurisdictions, we could be exposed to risks inherent in conducting business outside of the United States, including international economic and political conditions, additional costs associated with complying with foreign laws and fluctuations in currency values.

On November 8, 2007, we announced that we are undertaking a reorganization of our management structure, which is expected to include additional outsourcing of claims administration and certain other operations to third party vendors. Additional outsourcing projects such as those included as part of the reorganization could increase our exposure to the risks outlined above. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors, as a result of regulatory restrictions on outsourcing or otherwise. This could result in substantial costs or other operational or financial problems that could adversely impact our results of operations.

We must comply with restrictions on patient privacy and information security, including taking steps to ensure compliance by our business associates with HIPAA.

In December 2000, the Department of Health and Human Services promulgated regulations under HIPAA related to the privacy and security of electronically transmitted PHI. The regulations require health plans, clearinghouses and providers to: comply with various requirements and restrictions related to the use, storage and disclosure of PHI; adopt rigorous internal procedures to safeguard PHI; and enter into specific written agreements with business associates to whom PHI is disclosed. The regulations also establish significant criminal penalties and civil sanctions for non-compliance. In addition, the regulations could expose us to additional liability for, among other things, violations of the regulations by our business associates, including the third party vendors involved in our outsourcing projects. Although we provide for appropriate protections in our contracts with our business associates, we have limited control over their actions and practices. Compliance with HIPAA and other state and federal privacy regulations may result in cost increases due to necessary systems changes, the development of new administrative processes and the effects of potential noncompliance by our business associates.

Negative publicity regarding the managed health care industry could adversely affect our ability to market and sell our products and services.

Managed health care companies have received and continue to receive negative publicity reflecting the public perception of the industry. For example, the Company and the managed health care industry have been subject to negative publicity surrounding practices in connection with the rescission of individual health insurance policies. In addition, political campaigns frequently mention health care and related health care reform proposals. Such political discourse can often generate publicity that portrays managed care in a negative light. Our marketing efforts may be affected by the amount of negative publicity to which the industry has been subject, as well as by speculation and uncertainty relating to merger and acquisition activity among companies in our industry. Speculation, uncertainty or negative publicity about us, our industry or our lines of business could adversely affect our ability to market and sell our products or services, require changes to our products or services, or stimulate additional legislation, regulation, review of industry practices or litigation that could adversely affect us.

If we are unable to manage our general and administrative expenses, our business, financial condition or results of operations could be harmed.

The level of our administrative expenses can affect our profitability, and administrative expense increases are difficult to predict. While we attempt to effectively manage such expenses, including through the development of online functionalities and other projects designed to create administrative efficiencies, increases in staff-related and other administrative expenses may occur from time to time due to business or product start-ups or expansions, growth, membership declines or changes in business, difficulties or delays in projects designed to create administrative efficiencies, acquisitions, reliance on outsourced services, regulatory requirements, including compliance with HIPAA regulations, or other reasons. For example, in 2005 we spent approximately $29 million in general and administrative expenses on Medicare-related opportunities. In 2006, our general and administrative expenses increased as a result of our focus on investing in commercial enrollment growth in targeted small group segments and for our ongoing investment in Medicare as we prepared for entry into the private fee-for-service market. In 2007, our administrative expenses increased as we continued to support expected commercial growth. On November 8, 2007, we announced that we are undertaking a reorganization plan to enhance efficiency and achieve general and administrative cost savings. The reorganization is intended to enable us to streamline our operations, including consolidating technology platforms, combining duplicative administrative and operational functions and outsourcing certain operations where appropriate. We are targeting annual savings of $100 million in general and administrative expenses by 2010 in connection with the reorganization. However, there can be no assurance that the reorganization will produce the anticipated savings or that the reorganization will not significantly disrupt operations thereby negatively impacting our financial performance. In addition, there can be no assurance that we will be able to successfully manage our administrative expenses, which could have an adverse effect on our business, financial condition or results of operations.

If we are required to publicly disclose information regarding our reimbursement rates and preferred drug lists for our programs, it could have a material adverse effect on our business.

In 2006, a petition was submitted to the Connecticut Freedom of Information Commission (the “CT FOIC”) seeking, among other things, information regarding provider reimbursement rates and maintenance of preferred drug lists used by managed care organizations contracting with the Connecticut Department of Social Services in connection with the Connecticut Medicaid program. In response to the petition, the CT FOIC ruled that the Connecticut Department of Social Services (“DSS”) must furnish the information requested and had to amend its existing contracts with managed care organizations participating in the Connecticut Medicaid program making them subject to the Connecticut Freedom of Information Act. Health Net of Connecticut and two other managed care organizations appealed the CT FOIC decision to the Connecticut Superior Court, which upheld the CT FOIC’s decision. On February 11, 2008, we learned that the attorneys representing the appellees in this appeal notified the managed care companies that responded to DSS’s Request for Proposals with respect to Connecticut’s combined HUSKY A, SCHIP and Charter Oak Insurance Plan that they would all be subject to the broadest interpretation of the Connecticut Freedom of Information Act, and therefore, pursuant to a Freedom of Information Act request, would be required to disclose information concerning their commercial businesses, even in states other than Connecticut. Consumer activists in Connecticut therefore appear to be supporting the extension of the state’s Freedom of Information Act into non-Medicaid programs, such as those for the uninsured.

The situation in Connecticut, where an expansive reading of the state’s Freedom of Information Act is being adopted in state agencies, the Attorney General’s office, the legislature and the courts, poses the risk that similar expansive readings of state freedom of information statutes could spread to other states, particularly New York and New Jersey. If we are required to publicly disclose information regarding our reimbursement rates, preferred drug lists or other trade secret information as a result of the expansion of the scope of state freedom of information statutes, it could have a material adverse effect on our ability to contract with providers and compete effectively in the marketplace.

Changes in the value of our investment assets could have a negative effect on our results of operations and stockholders’ equity.

Substantially all of our investment assets are in interest-yielding debt securities of varying maturities. The value of fixed-income securities is highly sensitive to fluctuations in short-and long-term interest rates, with the value decreasing as such rates increase and increasing as such rates decrease. These securities may also be negatively impacted by illiquidity in the market. The recent disruptions in the credit markets have negatively impacted the liquidity of investments, such as our debt securities, and a worsening of credit market disruptions or sustained market downturns could have additional negative effects on the liquidity and value of our investment assets. In addition, our regulated subsidiaries are also subject to state laws and regulations that govern the types of investments that are allowable and admissible in those subsidiaries’ portfolios. There can be no assurance that our investment assets will produce total positive returns or that we will not sell investments at prices that are less than the carrying value of these investments. Changes in the value of our investment assets, as a result of interest rate fluctuations, illiquidity or otherwise, could have a negative affect on our stockholders’ equity. In addition, if it became necessary for us to liquidate our investment portfolio on an accelerated basis, it could have an adverse effect on our results of operations.

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

There have been a number of investigations and enforcement actions against insurance brokers and insurers over the last several years regarding allegedly inappropriate or undisclosed payments made by insurers to brokers for the placement of insurance business. For example, CMS has increased its scrutiny of insurance brokers and insurers regarding allegedly improper sales and marketing practices in connection with the sale of Medicare products. While we are not aware of any unlawful practices by the Company or any of our agents or brokers in connection with the marketing and sales of our products and services, current investigations by the New York Attorney General, New York Department of Insurance, CMS and other regulators, as well as regulatory changes initiated in several states in response to allegedly inappropriate broker conduct and broker payment practices, could result in changes in industry practices that could have an adverse effect on our ability to market our products.

The market price of our common stock is volatile.

The market price of our common stock is subject to volatility. In 2007, the Morgan Stanley Healthcare Payor Index (the “HMO Index”), an index comprised of 11 managed care organizations, including Health Net, recorded an approximate 16% rise in its value, while the per-share value of our common stock decreased by less than 1%. There can be no assurance that the trading price of our common stock will vary in a manner consistent with the variation in the HMO Index or the Standard & Poor’s 400 Mid-Cap Index of which our common stock is also a component. The market prices of our common stock and the securities of certain other publicly-traded companies in our industry have shown volatility and sensitivity in response to many factors, including public communications regarding managed care, legislative or regulatory actions, litigation or threatened litigation, health care cost trends, pricing trends, competition, earnings, receivable collections or membership reports of particular industry participants, and market speculation about or actual acquisition activity. Additionally, adverse developments affecting any one of the leading companies in our sector could cause the price of our common stock to weaken, even if those adverse developments do not otherwise affect us. There can be no assurances regarding the level or stability of our share price at any time or the impact of these or any other factors on our stock price.

Large-scale public health epidemics and/or terrorist activity could cause us to incur unexpected health care and other costs and could materially and adversely affect our business, financial condition and results of operations.

An outbreak of a pandemic disease and/or future terrorist activities, including bio-terrorism, could materially and adversely affect the U.S. economy in general and the health care industry specifically. Depending on the government’s actions and the responsiveness of public health agencies and insurance companies, a large-scale public health epidemic or future acts of bio-terrorism could lead to, among other things, increased use of health care services, disruption of information and payment systems, increased health care costs due to increased in-patient and out-patient hospital costs and the cost of any anti-viral medication used to treat affected people.

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

Current unfavorable economic conditions could negatively affect our revenues and profitability.

Recent events, including fallout from problems in the U.S. subprime mortgage market, rising oil prices, declining business and consumer confidence and increased unemployment, indicate a potential near-term recession in the U.S. economy. An economic downturn may impact the number of enrollees in managed care programs and the profitability of our operations. If economic conditions significantly deteriorate, we may experience a reduction in existing and new business, which may have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space for our principal executive offices in Woodland Hills, California. Our executive offices, comprising approximately 174,237 square feet, are occupied under two separate leases that expire on December 31, 2008 (with respect to 48,922 square feet of space) and December 31, 2014 (with respect to 125,315 square feet of space). A significant portion of our California HMO operations are also housed in Woodland Hills, in a separate 333,954 square foot leased facility. The lease for this two-building facility expires December 31, 2011. Combined rent and rent-related obligations for our Woodland Hills facilities were approximately $15.0 million in 2007.

We also lease an aggregate of approximately 548,807 square feet of office space in Rancho Cordova, California for certain Health Plan Services and Government Contract operations. Our aggregate rent and rent- related obligations under these leases were approximately $11.0 million in 2007. These leases expire at various dates ranging from 2009 to 2013. We also lease a total of approximately 121,542 square feet of office space in San Rafael and Point Richmond, California for certain specialty services operations.

On March 29, 2007 we sold our 68-acre commercial campus in Shelton, Connecticut (the Shelton Property) to The Dacourt Group, Inc. (Dacourt) and leased it back from Dacourt under an operating lease agreement for an initial term of ten years with an option to extend for two additional terms of ten years each. We received net cash proceeds of $83.9 million and recorded a deferred gain of $60.9 million, which is amortized into income as contra-G&A expense over the lease term. Under the Shelton Property lease agreement and other lease agreements, we lease an aggregate of approximately 459,595 square feet of office space in Shelton, Connecticut for certain Health Plan Services for our Northeast Division. Our aggregate rent and rent-related obligations under these leases were approximately $7.6 million in 2007. These leases expire at various dates ranging from 2016 to 2017.

In addition to the office space referenced above, we lease approximately 86 sites in 26 states, totaling approximately 958,153 square feet of space. We also own a data center facility in Rancho Cordova, California comprising approximately 82,000 square feet of space.

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

In its December 6, 2006 Order, the District Court also ordered that Health Net produce a large number of privileged documents that were first discovered and revealed by Health Net as a result of the email backup tape restoration effort discussed above. We appealed that order to the Third Circuit where it is still pending. Finally, pursuant to the December 6 Order, the District Court appointed a Special Master to determine if we have complied with all discovery orders. In her Report, the Special Master found, among other things, that: (1) “There was no evidence of intentional or deliberate destruction of emails;” (2) “There is no evidence of destruction of emails by any individual;” and (3) “There was no evidence of intentional, malicious or bad faith conduct.” As a result of these findings, plaintiffs requested that the District Court accept the Special Master’s Report, but reject the portion containing the above quotes. We have opposed the request that portions of the Report be expunged. The Court has yet to rule on plaintiffs’ request.

Due to the developments in the McCoy/Wachtel cases during the fourth quarter of 2006, we recorded a charge of $37.1 million representing our best estimate of future legal defense costs. No amount was recorded for the probable loss of the claim, because at that time the probable loss of the claim could not be reasonably estimated.

In August 2007, we engaged in mediation with the plaintiffs that resulted in an agreement in principle to settle McCoy, Wachtel and Scharfman. A definitive settlement agreement has not yet been finalized. Once it is finalized, the agreement will be subject to approval by the District Court. The material terms of our agreement in principle with the plaintiffs are as follows: (1) Health Net will establish a $175 million cash settlement fund which will be utilized to pay class members, plaintiffs’ attorneys’ fees and expenses and regulatory remediation of claims up to $15 million paid by Health Net to members in New Jersey relating to Health Net’s failure to comply with specific New Jersey state laws relating to ONET and certain other claims payment practices; (2) Health Net will establish a $40 million prove-up fund to compensate eligible class members who can prove that they paid out of pocket for certain ONET claims or who have received balance bills for such services after May 5, 2005; and (3) Health Net will implement various business practice changes relating to its handling of ONET claims, including changes designed to enhance information provided to its members on ONET reimbursements. In addition, the parties have agreed to jointly request that the District Court forego the imposition of any further sanctions, penalties or fines against Health Net or its representatives. These amounts have been accrued for in our consolidated statements of operations for the year ended December 31, 2007.

Due to the length of time it has taken to negotiate a series of complex settlement terms with plaintiffs, we agreed with plaintiffs to deposit $160 million into an escrow fund to be used as the cash settlement fund referenced above when a settlement is finally agreed to and approved by the District Court. On January 28, 2008, the $160 million was placed into an escrow account where it will accrue interest until the settlement is finalized. If the settlement is finalized and approved by the District Court, the interest earned on the escrow funds will be used for the benefit of class members. If the settlement is not finalized or approved, the escrow funds together with the interest will be returned to us. Once a definitive settlement agreement is entered into and approved by the District Court, distributions will be made to class members, Health Net will be released from further liability and the cases will be dismissed.

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

In Re Managed Care Litigation

Various class action lawsuits brought on behalf of health care providers against managed care companies, including us, were transferred by the Judicial Panel on Multidistrict Litigation (JPML) to the United States District Court for the Southern District of Florida for coordinated or consolidated pretrial proceedings in In Re Managed Care Litigation, MDL 1334. As set forth below, all such provider track actions that were filed against us have been dismissed, including four cases that were voluntarily dismissed without prejudice.

The first provider track case was filed against us on May 25, 2000. These provider track actions generally alleged that the defendants, including us, systematically underpaid physicians and other health care providers for medical services to members, have delayed payments to providers, imposed unfair contracting terms on providers, and negotiated capitation payments inadequate to cover the costs of the health care services provided and assert claims under the RICO, ERISA, and several state common law doctrines and statutes. The lead physician provider track action asserted claims on behalf of physicians and sought certification of a nationwide class.

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

On September 26, 2005, the District Court issued an order granting its final approval of the settlement agreement and directing the entry of final judgment. Four physicians appealed the order approving the settlement, but each of the physicians moved to dismiss their appeals, and all of the appeals were dismissed by the Eleventh Circuit by June 20, 2006. On July 6, 2006, we made payments, including accrued interest, totaling approximately $61.9 million pursuant to the settlement agreement. On July 19, 2006, joint motions to dismiss were filed in the District Court with respect to all of the remaining tag-along actions in MDL 1334 filed on behalf of physicians, and the District Court subsequently granted these joint motions to dismiss. As a result of the physician settlement agreement, the dismissals of the various appeals, and the dismissals of the tag along actions involving physician providers, all cases and proceedings relating to the physician provider track actions against us have been resolved.

Four other cases in MDL 1334 were brought on behalf of non-physician health care providers against us and other managed care companies and sought certification of a nationwide class of similarly situated non-physician health care providers. On October 15, 2007, the Court issued an order dismissing pending motions without prejudice and requiring parties in the tag-along actions to file status reports indicating whether there is still a case or controversy in each respective case, and notifying the parties that failure to file such a report as to an action will result in the matter being dismissed with prejudice. In response to this order, on November 9, 2007, three of the non-physician cases against us were voluntarily dismissed without prejudice. On January 30, 2008, the fourth non-physician case against us was also voluntarily dismissed without prejudice, leaving no cases pending against us in MDL 1334.

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

On November 3, 2006, we filed a complaint in the U.S. District Court for the Middle District of Louisiana and simultaneously filed an identical suit in the 19th Judicial District Court in East Baton Rouge Parish seeking to nullify the three judgments that were rendered against us on the grounds of “ill practice” which resulted in the judgments entered. We have alleged that the judgments and other prejudicial rulings rendered in these cases were the result of impermissible ex parté contacts between the receivers, their counsel and the trial court during the course of the litigation. Preliminary motions and exceptions have been filed by the receivers for AmCare-TX, AmCare-OK and AmCare-LA seeking dismissal of our claim for nullification on various grounds. The federal magistrate, after considering the briefs of the parties, found that Health Net had a reasonable basis to infer possible impropriety based on the facts alleged, but also found that the federal court lacked jurisdiction to hear the nullity action and recommended that the suit be dismissed. The federal judge dismissed Health Net’s federal complaint and Health Net has appealed to the U.S. Fifth Circuit Court of Appeals. The state court nullity action has been stayed pending the resolution of Health Net’s jurisdictional appeal in the federal action which is scheduled for oral argument on March 5, 2008.

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

Litigation Relating to Rescission of Policies

In recent years, there has been growing public attention in California to the practices of health plans and health insurers involving the rescission of members’ policies for misrepresenting their health status on applications for coverage. On October 23, 2007, the California Department of Managed Health Care (DMHC) and the California Department of Insurance (DOI) announced their intention to issue joint regulations limiting the rights of health plans and insurers to rescind coverage. In addition, effective January 1, 2008, newly enacted legislation in California requires health plans and insurers to pay health care providers who, under certain circumstances, have rendered services to members whose policies are subsequently rescinded. The issue of rescissions has also attracted increasing media attention, and the DMHC has been conducting surveys of the rescission practices of health plans, including ours. Other government agencies have also announced their interest in investigating rescission and related activities of health plans.

On February 20, 2008, the Los Angeles City Attorney filed a complaint against Health Net in the Los Angeles Superior Court relating to our underwriting practices and rescission of certain individual policies. The complaint seeks equitable relief and civil penalties for, among other things, alleged false advertising, violations of unfair competition laws and violations of the California Penal Code.

We are party to arbitrations and litigation in which rescinded members allege that we unlawfully rescinded their coverage. In addition, we have been threatened with a class action lawsuit that would be brought on behalf of all individuals whose policies were rescinded for misrepresentation. The lawsuits generally seek not only the cost of medical services that were not paid for as a result of the rescission, but in some cases they also seek damages for emotional distress, attorneys fees and punitive damages. For example, in Patsy Bates vs. Health Net, Inc. et al, the claimant brought breach of contract and breach of the duty of good faith and fair dealing claims against us relating to the rescission of her individual health insurance policy based on the discovery that she suffered from a heart condition that was not disclosed on her application. On February 21, 2008, the arbitrator in the Bates case issued a binding interim arbitration award of approximately $9.4 million to the claimant for her unpaid medical expenses, emotional distress and punitive damages, and has awarded attorneys’ fees to the claimant, which amount has yet to be exactly determined.

We intend to defend ourselves vigorously in each of the unresolved cases involving rescission. The cases are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and/or financial condition could be materially affected by an ultimate unfavorable resolution of these cases depending, in part, upon the results of operations or cash flow for such period.

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

On February 13, 2008, the New York Attorney General (“NYAG”) announced that his office is conducting an industry-wide investigation into the manner in which health insurers calculate “usual, customary and reasonable” charges for purposes of reimbursing members for out-of-network medical services. The NYAG’s office has issued subpoenas to 16 health insurance companies, including us, in connection with this investigation. As described by the NYAG in a press conference on February 13, 2008, the threatened claims appear to be similar to those asserted by the plaintiffs in the McCoy, Wachtel and Scharfman cases described above. We intend to respond to the subpoena and cooperate with the NYAG as appropriate in his investigation.

On September 12, 2007, HNNJ received notification from NJDMAHS that it would assess HNNJ’s provider network panels as of September 24, 2007 and that NJDMAHS may impose a daily penalty for each network deficiency (originally $250/day, potentially to increase to $500/day). We are actively working to remediate any deficiencies, and the NJDMAHS has acknowledged our progress in this area. On November 29, 2007, HNNJ received a second notification from NJDMAHS imposing a daily penalty as of August 15, 2007 (originally $250/day, increased to $500/day as of December 12, 2007) against HNNJ until we have demonstrated that our continuity of care for care management of certain of our populations is in compliance with contractual requirements. We have filed objections to and appealed this Notice of Imposition of Liquidated Damages on grounds including lack of due process. HNNJ is actively working to remediate any existing deficiencies associated with the continuity of care for care management, and expects to complete these efforts in late 2008.

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

Potential Settlements

We regularly evaluate litigation matters pending against us, including those described above, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in a significant earnings charge in any particular quarter in which we enter into a settlement agreement. We have recorded reserves and accrued costs for future legal costs for certain significant matters described above. These reserves and accrued costs represent our best estimate of probable loss, including related future legal costs for such matters, both known and incurred but not reported, although our recorded amounts might ultimately be inadequate to cover such costs. Therefore, the costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our financial condition or results of operations. As noted above under “Class Action Litigation —McCoy v. Health Net, Inc. et al, Wachtel v. Health Net, Inc., et al, and Scharfman, et al v. Health Net, Inc., et al” we are in the process of finalizing an agreement to settle the McCoy, Wachtel and Scharfman cases.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the security holders of the Company, either through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth the high and low sales prices of the Company’s common stock, par value $.001 per share, on The New York Stock Exchange, Inc. (“NYSE”) since January 2005.

	High	Low
Calendar Quarter—2006
First Quarter	$54.11	$45.64
Second Quarter	$50.95	$37.10
Third Quarter	$48.82	$39.92
Fourth Quarter	$49.26	$40.70

Calendar Quarter—2007
First Quarter	$56.43	$45.76
Second Quarter	$59.25	$52.08
Third Quarter	$56.00	$46.74
Fourth Quarter	$54.66	$45.85

On February 25, 2008, the last reported sales price per share of our common stock was $47.00 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Company’s equity compensation plans is contained in Part III of this Annual Report on Form 10-K under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Holders of Common Stock

As of February 25, 2008, there were 1,799 holders of record of our common stock.

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

Under our revolving credit facility and our financing facility, we cannot declare or pay cash dividends to our stockholders or purchase, redeem or otherwise acquire shares of our capital stock or warrants, rights or options to acquire such shares for cash except to the extent permitted under the revolving credit facility and the financing facility, which are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure.” For additional information on our revolving credit facility, see “—Revolving Credit Facility”, and for additional information on our financing facility, see “—Amortizing Financing Facility”.

Stock Repurchase Program

On October 26, 2007, our Board of Directors increased the size of our stock repurchase program by $250 million, bringing the total amount of the program to $700 million. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from the employee stock options. We repurchased 4,322,959 shares during the year ended December 31, 2007, for aggregate consideration of approximately $230 million.

We used net free cash available to fund the share repurchases. The remaining authorization under our stock repurchase program as of December 31, 2007 was $346 million. As of December 31, 2007, we had repurchased an aggregate of 29,771,752 shares of our common stock under our stock repurchase program at an average price of $34.16 for aggregate consideration of approximately $1,017.0 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options).

We may repurchase shares of our common stock under the stock repurchase program from time to time in open market transactions, privately negotiated transactions, or through accelerated share repurchase programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions. The stock purchase program may be suspended or discontinued at any time.

The following table presents by month additional information related to repurchases of our common stock during the twelve months ended December 31, 2007, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b) (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (c) (d)
January 1—January 31	—		—	—	—	$199,786,363
February 1—February 28 (e)	33,110		$54.16	$1,793,174	—	$199,786,363
March 1—March 31 (e)	1,000,538		54.06	54,089,816	1,000,000	$177,569,548
April 1—April 30	—		—	—	—	$177,569,548
May 1—May 31 (e)	2,287		57.66	131,868	—	$177,569,548
June 1—June 30 (e)	364,496		53.12	19,361,122	360,300	$158,448,905
July 1— July 31	831,700		52.42	43,600,904	831,700	$114,848,001
August 1—August 31	1,164,900		52.27	60,884,218	1,164,900	$114,815,967
September 1—September 30	612,600		54.93	33,649,599	612,600	$81,166,368
October 1—October 31	353,459		53.29	18,835,791	353,459	$346,159,116
November 1—November 30	—		—	—	—	$346,159,116
December 1—December 31	—		—	—	—	$346,159,116

	4,363,090	(e)	$53.25	$232,346,492	4,322,959

(a)	We did not repurchase any shares of our common stock during the twelve months ended December 31, 2007, outside our publicly announced stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.
(b)	Our stock repurchase program was announced in April 2002. We announced additional repurchase authorization in August 2003, October 2006 and October 2007.
(c)

A total of $700 million of our common stock may be repurchased under our stock repurchase program. Additional amounts may be added to the program based on exercise proceeds and tax benefits the Company receives from the exercise of employee stock options, but only upon further approval by the Board of

Directors. The remaining authority under our repurchase program includes proceeds received from option exercises and tax benefits the Company received from exercise of employee stock options through September 30, 2007.

(d)	Our stock repurchase program does not have an expiration date. During the year ended December 31, 2007, we did not have any repurchase program that expired, and we did not terminate any repurchase program prior to its expiration date.
(e)	Includes 33,110; 538; 2,287 and 4,196 shares withheld by the Company to satisfy tax withholdings and exercise price obligations arising from the vesting and/or exercise of stock options and other equity awards in February, March, May and June, 2007, respectively.

Performance Graph

The following graph compares the performance of the company’s Common Stock with the performance of the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and our Industry Peer Group Index1 from December 31, 2002 (the last trading day of 2002) to December 31, 2003, 2004, 2005, 2006 and 2007. The graph assumes that $100 was invested on December 31, 2002 in each of the Common Stock, the S&P 500 Index and the Industry Peer Group Index, and that all dividends were reinvested. The Industry Peer Group Index weighs the constituent companies’ stock performance on the basis of market capitalization at the beginning of each annual period.

The company’s Industry Peer Group Index includes the following companies: Aetna, Inc., Cigna Corporation, Coventry Health Care, Humana, Inc., Sierra Health Services, UnitedHealth Group, Inc. and WellPoint, Inc.

[1]	All historical performance data reflects the performance of each company’s own stocks only and does not include the historical performance data of acquired companies.

Indexed Total Return (Stock Price Plus Reinvested Dividends)

Name	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Health Net	$100.00	$123.86	$109.36	$195.27	$184.32	$182.95
Standard & Poor’s 500 Index	$100.00	$128.67	$142.66	$149.66	$173.28	$182.79
Industry Peer Group Index	$100.00	$145.93	$230.27	$337.19	$309.08	$363.07

The preceding graph and related information are being furnished solely to accompany this Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or to be “filed” with the Securities and Exchange Commission (other than as provided in Item 201). Such information shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained therein, except to the extent that we specifically incorporate it by reference into such filing.

48.1

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share and PMPM data)
REVENUES:
Health plan services premiums	$11,435,314	$10,364,740	$9,506,865	$9,517,530	$9,046,303
Government contracts	2,501,677	2,376,014	2,307,483	2,021,871	1,865,773
Net investment income	120,176	111,042	72,751	58,147	59,332
Administrative services fees and other income	51,104	56,554	53,434	48,845	93,294

Total revenues	$14,108,271	$12,908,350	$11,940,533	$11,646,393	$11,064,702

INCOME SUMMARY (1):
Income from continuing operations	$193,697	$329,313	$229,785	$42,604	$323,080

Net income	$193,697	$329,313	$229,785	$42,604	$234,030 (3)

NET INCOME PER SHARE—DILUTED (1):
Income from continuing operations	$1.70	$2.78	$1.99	$0.38	$2.73

Net income	$1.70	$2.78	$1.99	$0.38	$1.98 (3)

Weighted average shares outstanding:
Diluted	113,829	118,310	115,641	113,038	118,278

BALANCE SHEET DATA:
Cash and cash equivalents and investments available for sale	$2,564,295	$2,120,844	$2,106,303	$1,782,102	$1,943,660
Total assets	4,933,055	4,297,022	3,940,722	3,653,194	3,549,276
Loans payable—Current	35,000	200,000	—	—	—
Loans payable—Long term	112,363	300,000	—	—	—
Senior notes payable	398,071	—	387,954	397,760	398,963
Total stockholders’ equity (2)	1,875,582	1,778,965	1,589,075	1,272,880	1,294,225

OPERATING DATA:
Pretax margin	2.5%	3.7%	3.2%	0.6%	4.7%
Health plan services medical care ratio (MCR)	85.4%	83.0%	84.3%	88.4%	83.1%
Government contracts cost ratio	92.2%	94.0%	95.8%	95.3%	95.9%
G&A expense ratio	11.1%	11.2%	10.0%	9.3%	10.0%
Selling costs ratio	2.9%	2.4%	2.3%	2.5%	2.6%
Health plan services premiums per member per month (PMPM)	$263.54	$243.70	$235.80	$216.34	$200.93
Health plan services costs PMPM	$225.00	$202.22	$198.75	$191.24	$166.96
Net cash provided by (used in) operating activities	$605,482	$277,937	$191,394	$(54,912)	$379,772
Net cash (used in) investing activities	$(230,195)	$(184,879)	$(244,046)	$(14,242)	$(105,522)
Net cash (used in) provided by financing activities	$(73,076)	$(130,737)	$73,035	$(69,615)	$(246,172)

(1)	Includes $306.8 million pretax litigation and regulatory-related charge for 2007; $107.2 million pretax debt refinancing and litigation charge for 2006; $83.3 million pretax litigation and severance charge for 2005; and $31.7 million pretax severance, asset impairment and other charge and $169 million pretax charge associated with provider settlements for 2004. See Notes 12 and 14 to the consolidated financial statements for additional information on these charge items.
(2)	No cash dividends were declared in each of the years presented.
(3)	Includes loss on settlement from disposition of discontinued operations of $89.1 million, net of tax.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.6 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, MHN, provides behavioral health, substance abuse and employee assistance programs (EAPs) to approximately 7.0 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

How We Report Our Results

We currently operate within two reportable segments, Health Plan Services and Government Contracts, each of which is described below.

Our Health Plan Services reportable segment includes the operations of our commercial, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”) and Medicaid health plans, the operations of our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. We have approximately 3.8 million members, including Medicare Part D members and administrative services only (ASO) members in our Health Plan Services segment.

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

General and administrative expenses include those costs related to employees and benefits, consulting and professional fees, marketing, premium taxes and assessments, occupancy costs and litigation and regulatory-related costs. Such costs are driven by membership levels, introduction of new products, system consolidations and compliance requirements for changing regulations. These expenses also include expenses associated with corporate shared services and other costs to reflect the fact that such expenses are incurred primarily to support the Health Plan Services segment. Selling expenses consist of external broker commission expenses and generally vary with premium volume.

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

Government contracts revenue is made up of two major components: health care and administrative services. The health care component includes revenue recorded for health care costs for the provision of services to our members, including paid claims and estimated incurred but not reported claims (“IBNR”) expenses for which we are at risk, and underwriting fees earned for providing the health care and assuming underwriting risk in the delivery of care. The administrative services component encompasses fees received for all other services provided to both the government customer and to beneficiaries, including services such as medical management, claims processing, enrollment, customer services and other services unique to the managed care support contract with the government.

2007 Financial Performance Summary

Health Net’s financial performance in 2007 is summarized as follows:

•

Net income for the year ended December 31, 2007 decreased to $193.7 million from $329.3 million for the same period in 2006, and was impacted by after-tax expenses of $222.4 million and $31.6 million related to litigation and regulatory matters and debt refinancing activities for the years ended December 31, 2007 and 2006, respectively;

•

Diluted earnings per share decreased to $1.70 for the year ended December 31, 2007 from $2.78 for the same period in 2006, and was impacted by $1.96 and $0.27 related to litigation and regulatory matters and debt refinancing activities for the years ended December 31, 2007 and 2006, respectively;

•	Total revenues for the year ended December 31, 2007 increased by approximately 9% to $14.1 billion from the same period in 2006;

•	Total health plan enrollment increased by 55,000 members to 3,754,000 members at December 31, 2007 from 3,699,000 members at the same period in 2006; and

•	Net cash provided by operating activities increased to $605.5 million for the year ended December 31, 2007 from $277.9 million for the same period in 2006.

On May 31, 2007, we completed the acquisition of, in substance, The Guardian Life Insurance Company of America’s 50% interest in managed care and indemnity products called HealthCare Solutions (Guardian Transaction). On March 31, 2006, we completed the acquisition of certain health plan businesses of Universal Care, Inc. (Universal Care), a California-based health care company, and paid $74.0 million, including transaction-related costs. With this acquisition, we added 83,000 members as of December 31, 2006. As a result, our health plan services premium revenue, health plan services costs and G&A expenses, and related metrics for the year ended December 31, 2007 include the impact from the Guardian Transaction and the acquisition of Universal Care.

RESULTS OF OPERATIONS

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations for the last three fiscal years:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share and PMPM data)
Revenues
Health plan services premiums	$11,435,314	$10,364,740	$9,506,865
Government contracts	2,501,677	2,376,014	2,307,483
Net investment income	120,176	111,042	72,751
Administrative services fees and other income	51,104	56,554	53,434

Total revenues	14,108,271	12,908,350	11,940,533

Expenses
Health plan services (excluding depreciation and amortization)	9,762,896	8,600,443	8,013,017
Government contracts	2,307,610	2,234,535	2,211,253
General and administrative	1,275,555	1,165,313	956,840
Selling	327,827	245,304	221,555
Depreciation	30,282	21,541	30,250
Amortization	12,700	4,050	3,444
Interest	32,497	51,179	44,631
Debt refinancing charge	—	70,095	—
Litigation, severance and related benefit costs	—	37,093	83,279

Total expenses	13,749,367	12,429,553	11,564,269

Income from operations before income taxes	358,904	478,797	376,264
Income tax provision	165,207	149,484	146,479

Net income	$193,697	$329,313	$229,785

Net income per share:
Basic	$1.74	$2.86	$2.03
Diluted	$1.70	$2.78	$1.99
Pretax margin	2.5%	3.7%	3.2%
Health plan services medical care ratio (MCR) (a)	85.4%	83.0%	84.3%
Government contracts cost ratio (b)	92.2%	94.0%	95.8%
G&A expense ratio (c)	11.1%	11.2%	10.0%
Selling costs ratio (d)	2.9%	2.4%	2.3%
Health plan services premiums per member per month (PMPM) (e)	$263.54	$243.70	$235.80
Health plan services costs PMPM (e)	$225.00	$202.22	$198.75

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(b)	Government contracts cost ratio is calculated as government contracts cost divided by government contracts revenue.
(c)	The G&A expense ratio is computed as G&A expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(d)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(e)	PMPM is calculated based on total at-risk member months and excludes ASO member months.

Summary of Operating Results

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Net income for 2007 decreased to $193.7 million from $329.3 million in 2006. Earnings per share fell to $1.74 per basic share and $1.70 per diluted share for 2007 compared with $2.86 per basic share and $2.78 per diluted share for 2006. Pretax margin was 2.5% for 2007 compared to 3.7% for 2006. The primary drivers of these declines are charges incurred related to litigation and regulatory matters and debt refinancing activities.

In 2007, we recorded $306.8 million pre-tax, or $222.4 million after-tax, charges incurred as a result of us reaching an agreement in principle to settle three class action lawsuits known as the McCoy, Wachtel and Scharfman lawsuits; the proposed resolution of regulatory issues with the New Jersey Department of Banking and Insurance; arbitration settlement; and other immaterial litigation matters. See “Item 3. Legal Proceedings” for additional information regarding these matters. The charge amount is comprised of the following:

•	$201.5 million recorded as part of health plan services expenses during the year ended December 31, 2007 for claim-related matters, class disbursements and remediations; and

•

$105.3 million recorded as part of G&A expenses during the year ended December 31, 2007 for attorney’s fees, regulatory fines, arbitration settlement and estimated liability for litigation unrelated to the class action lawsuits.

Included in the $105.3 million charge amount is $10 million related to an arbitration award. In recent years, there has been growing public attention in California to the practices of health plans and health insurers involving the rescission of members’ policies for misrepresenting their health status on applications for coverage. We are party to arbitrations and litigation in which rescinded members allege that we unlawfully rescinded their coverage. The lawsuits generally seek not only the cost of medical services that were not paid for as a result of the rescission, but in some cases they also seek damages for emotional distress, attorney fees and punitive damages. On February 21, 2008, we received an arbitration decision in a case involving the rescission of an individual insurance policy. The arbitration decision ordered us to pay approximately $9.4 million in medical service costs, emotional distress and punitive damages, plus the claimant’s attorneys’ fees, which amount has not yet been finally determined. To provide for this judgment, we have accrued $10.0 million, including estimated attorney fees, in our financial statements for the year ended December 31, 2007. The payment of this judgment will be funded by operating cash flow. This disclosure updates the earnings release that we issued on February 5, 2008 announcing financial results for the quarter and year ended December 31, 2007. See “Item 3. Legal Proceedings—Litigation Relating to Rescission of Policies” for additional information regarding this arbitration award.

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

Total health plan enrollment, including Medicare Part D, increased to 3,754,000 members at December 31, 2007 from 3,699,000 members at December 31, 2006, primarily due to a 73,000-member increase in our commercial small group/individual membership and a 116,000-member increase in our Medicare membership, partially offset by 140,000-member decrease in our commercial large group and ASO membership. Our continuing strategy of targeting the small group and individual market has resulted in changing the mix of our membership: approximately 35% of our commercial risk enrollment is in the small group and individual market at the end of 2007, up from 31% at the end of 2006. We continue to expand our Medicare membership, which increased by 116,000 members. On January 1, 2007, we began offering Medicare Advantage Private-Fee-For Service plans, and we began marketing our Medicare Part D plans in all 50 states and the District of Columbia. We also increased the number of Part D plan choices that we offer seniors from two in 2006 to three in 2007, one of which provides beneficiaries with coverage of generic drug expenses through the coverage gap, or “donut hole.” Our TRICARE membership is stable at 2.9 million beneficiaries, and we have expanded our relationship with the Department of Defense by providing behavioral health counseling services starting in 2006. In addition, our behavioral health care business unit was awarded a five-year contract in 2007 to develop, administer and monitor the non-medical counseling program for military service members known as Military Family and Life Consultant Program (MFLC). The total contract is valued at approximately $250 million.

Health Net’s total revenues increased 9% in 2007 to $14.1 billion from $12.9 billion in 2006. Health plan services premium revenues increased 10% to $11.4 billion in 2007 compared to $10.4 billion in 2006. Our commercial revenue yield was 9.2% in 2007 compared to 7.6% in 2006. The health plan services medical care ratio (MCR) was 85.4% in 2007 compared to 83.0% in 2006. The MCR for 2007 included the impact of the $201.5 million, or 180 basis points, of health plan services expenses related to the litigation and regulatory-related charge.

Our Government contracts revenues increased 5% in 2007 to $2.5 billion from $2.4 billion in 2006. The Government contracts cost ratio improved to 92.2% in 2007 compared to 94.0% in 2006.

Our G&A expense ratio improved by 10 basis points to 11.1% in 2007 compared to 11.2% in 2006. The G&A expense ratio for 2007 included the impact of $105.3 million, or 90 basis points, of G&A expenses related to the litigation and regulatory-related charge. Our selling costs ratio increased by 50 basis points to 2.9% in 2007 compared to 2.4% in 2006.

Net cash provided by operating activities increased to $605.5 million in 2007 compared to $277.9 million for 2006, reflecting TRICARE payment for Option 3 Period underwriting fee and the growth in our Medicare Part D business.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Net income improved to $329.3 million in 2006, or $2.78 per diluted share, from $229.8 million in 2005, or $1.99 per diluted share. Results in 2006 reflect the impact of a $37.1 million litigation charge related to estimated legal defense costs for the McCoy/Wachtel litigation and $70.1 million of expenses related to the refinancing of our senior notes. Results in 2005 reflect the impact of $83.3 million in litigation and severance and related benefit costs. See “Item 3. Legal Proceedings” for additional information on these litigation matters. See “Liquidity and Capital Resources—Capital Structure” for additional information on the refinancing of our senior notes. See Note 14 to our consolidated financial statements for additional information on the 2005 litigation and severance and related benefit costs.

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

During 2006, we maintained our diverse medical membership base by introducing Medicare Part D and other products. Our strategy of targeting the small group and mid-market has resulted in changing the mix of our membership: approximately 30% of our commercial enrollment, including ASO, was in the small group and individual segments at the end of 2006, up from 28% at the end of 2005. Our TRICARE membership was stable at 2.9 million beneficiaries. Our pretax profit margins improved to 3.7% for 2006, compared to 3.2% for 2005. This is attributable to our Health Plan Services MCR improving to 83.0% for 2006, compared to 84.3% for 2005. This improvement was primarily due to a focused Medicare re-contracting effort in late 2005 in California and Arizona. Our continued focus on pricing discipline and moderating health care cost trends also contributed to the improvement. The increase in commercial premium PMPM was 8% for the year ended December 31, 2006 compared to the same period in 2005. Our Government Contracts cost ratio also improved to 94.0% for 2006, compared to 95.8% for 2005, reflecting lower medical expenses as a result of our working effectively with TRICARE beneficiaries and managing to moderate health care cost trends. Partially offsetting the improvements in the Health Plan Services MCR and the Government Contracts ratio were increases in general, administrative and selling expenses from our continued investment in new products and marketing support for the new sales effort.

Our cash flow from operations increased by $86.5 million in 2006 to $277.9 million from $191.4 million in 2005. During the fourth quarter of 2006, we resumed repurchases of our common stock under our stock repurchase program and repurchased approximately 5.5 million shares for $250 million. We have $200 million remaining in repurchase authorization as of December 31, 2006.

Consolidated Segment Results

The following table summarizes the operating results of our reportable segments for the last three fiscal years:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Pretax income:
Health plan services segment	$164.8	$444.5	$363.4
Government contracts segment	194.1	141.5	96.2

Total segment pretax income	$358.9	$586.0	$459.6

Debt refinancing charge	—	(70.1)	—
Litigation, severance and related benefit costs	—	(37.1)	(83.3)

Income from operations before income taxes as reported	$358.9	$478.8	$376.3

Health Plan Services Segment Membership

The following table below summarizes our health plan membership information by program and by state:

	Commercial			ASO			Medicare			Medicaid			Health Plan Total
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(Membership in thousands)
Arizona	137	125	117	—	—	—	51	35	31	—	—	—	188	160	148
California	1,468	1,483	1,457	6	6	7	112	104	93	712	710	698	2,298	2,303	2,255
Connecticut	161	183	207	32	67	69	45	34	27	90	84	88	328	368	391
New Jersey	90	103	127	17	19	20	—	—	—	44	46	44	151	168	191
New York	234	224	218	13	17	20	3	6	7	—	—	—	250	247	245
Oregon	135	133	138	—	—	—	21	20	16	—	—	—	156	153	154
Other States	—	—	—	—	—	—	4	—	—	—	—	—	4	—	—

	2,225	2,251	2,264	68	109	116	236	199	174	846	840	830	3,375	3,399	3,384
Stand-alone PDP	—	—	—	—	—	—	379	300	—	—	—	—	379	300	—

Total	2,225	2,251	2,264	68	109	116	615	499	174	846	840	830	3,754	3,699	3,384

December 31, 2007 Compared to December 31, 2006

Our total health plan membership increased by 55,000 members, or 2%, to 3.8 million members at December 31, 2007 when compared to December 31, 2006. The increase was primarily driven by the addition of 79,000 stand-alone PDP members and 37,000 Medicare Advantage members, partially offset by a decrease of 67,000 commercial and ASO members.

Membership in our commercial health plans decreased by 67,000 members, or 3%, at December 31, 2007 compared to December 31, 2006. This decrease was primarily attributable to the mix shift from large group to small group/individual enrollment resulting in net loss of 26,000 commercial risk members and a 41,000 ASO member loss. This mix shift was predominantly seen in our California plan, which experienced a decline of 73,000 large group members primarily from a loss of two large accounts, partially offset by a net gain of 58,000 small group and individual members. Our Northeast plans experienced a decline of 37,000 members in the large group market, which was partially offset by a net gain of 16,000 members in our New York small group market. As a result of our targeted mix shift, our small group and individual enrollment comprised approximately 35% of our commercial risk enrollment, excluding ASO, at December 31, 2007, up from 31% at December 31, 2006.

Membership in our Medicare Advantage program increased by 37,000 members at December 31, 2007 compared to December 31, 2006, due to membership growth primarily in Arizona and Connecticut. Our stand-alone Medicare PDP membership increased by 79,000 members at December 31, 2007 compared to December 31, 2006.

In January 2008, we were directed by the CMS to temporarily cease the sale of our stand-alone PDP products due to certain administrative deficiencies relating to our ability to timely process stand-alone PDP enrollment applications. We do not believe that this temporary suspension will have a material adverse effect on our Medicare business.

We participate in state Medicaid programs in California, Connecticut and New Jersey. California membership, where the program is known as Medi-Cal, comprised 84% and 85% of our Medicaid membership at December 31, 2007 and 2006, respectively. Membership in our Medicaid programs increased by 6,000 members at December 31, 2007 compared to December 31, 2006, primarily due to enrollment increases in Connecticut. In the Connecticut Medicaid program, we came to an agreement with the State of Connecticut where we will continue to serve approximately 90,000 members on an ASO basis through at least February 29, 2008, though we and the State of Connecticut may mutually agree to extend the arrangement. We expect to exit the Connecticut Medicaid program entirely by the end of the first quarter of 2008. See “Item 1. Business—Recent Developments and Other Company Information—Withdrawal from Connecticut Medicaid Program” for additional information.

December 31, 2006 Compared to December 31, 2005

Total health plan membership increased by 9% to 3.7 million members at December 31, 2006 from 3.4 million members at December 31, 2005. The increase was driven by the addition of 300,000 Medicare Part D members and 83,000 members from the Universal Care acquisition. Consistent with our strategy of growing our small group and mid-market segments, our small group and individual enrollment increased by 33,000 members in 2006, or 5%, as compared to 2005. Membership in our large group declined by 45,000 members, or 3%, from 2005 to 2006. At December 31, 2006, approximately 30% of our commercial enrollment, including ASO, was in the small group and individual segments, up from 28% for the same period in 2005.

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

Health Plan Services Segment Results

The following table summarizes the operating results for the Health Plan Services segment for the last three fiscal years:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions, except PMPM data)
Health plan services segment:
Commercial premium revenue	$7,468.0	$6,903.5	$6,797.3
Medicare premium revenue	2,778.9	2,304.4	1,574.1
Medicaid premium revenue	1,188.4	1,156.8	1,135.5

Health plan services premium revenues	$11,435.3	$10,364.7	$9,506.9
Health plan services costs	(9,762.9)	(8,600.4)	(8,013.0)

Net investment income	120.2	111.0	72.8
Administrative services fees and other income	51.1	56.6	53.4
G&A	(1,275.6)	(1,165.3)	(956.8)
Selling	(327.8)	(245.3)	(221.6)
Amortization and depreciation	(43.0)	(25.6)	(33.7)
Interest	(32.5)	(51.2)	(44.6)

Pretax income	$164.8	$444.5	$363.4

MCR:	85.4%	83.0%	84.3%
Commercial	85.7%	83.2%	83.4%
Medicare	85.4%	83.3%	89.4%
Medicaid	83.1%	80.9%	82.3%
Health plan services premium PMPM	$263.54	$243.70	$235.80
Health plan services costs PMPM	$225.00	$202.22	$198.75
G&A expense ratio	11.1%	11.2%	10.0%
Selling costs ratio	2.9%	2.4%	2.3%

Health Plan Services Premiums

Total Health Plan Services premiums increased by $1,070.6 million, or 10%, for the year ended December 31, 2007 as compared to the same period in 2006, and increased by $857.8 million, or 9%, for the year ended December 31, 2006 as compared to the same period in 2005. On a PMPM basis, premiums increased by 8% for the year ended December 31, 2007 as compared to the same period in 2006, and increased by 3% for the year ended December 31, 2006 as compared to the same period in 2005.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Commercial premium revenues increased by $564.5 million, or 8%, for the year ended December 31, 2007 as compared to the same period in 2006. The Guardian Transaction added approximately $266 million of premium revenue in 2007. The commercial premium PMPM increased by an average of 9% in the year ended December 31, 2007 compared to the same period in 2006. These increases were primarily attributable to the impact of the Guardian Transaction and our ongoing pricing discipline.

Medicare premiums increased by $474.5 million, or 21%, for the year ended December 31, 2007 as compared to the same period in 2006. This increase was primarily due to an increase in members participating the Medicare Advantage and Medicare Part D prescription drug program and Medicare risk factor adjustments totaling $95.1 million in the year ended December 31, 2007 (see “—Health Plan Services Costs” for detail regarding the increase in capitation expense related to the Medicare rate adjustment). Of this amount, $80.3 million, $13.2 million and $1.6 million were for the 2007, 2006 and 2003 payment years, respectively. The premium yields were essentially flat in 2007 compared to 2006.

Medicaid premiums increased by $31.6 million, or 3%, for the year ended December 31, 2007 as compared to the same period in 2006 primarily due to an increase in Medicaid premium PMPM, which was 5% for the year ended December 31, 2007 over the same period in 2006. In the Connecticut Medicaid program, we came to an agreement with the State of Connecticut where we will continue to serve approximately 90,000 members on an ASO basis through at least February 29, 2008, though we and the State of Connecticut may mutually agree to extend the arrangement. We expect to completely exit the Connecticut Medicaid program by the end of the first quarter of 2008. We recognized approximately $185 million of premium revenue from our Connecticut Medicaid program during 2007. For additional information regarding our withdrawal from the Connecticut Medicaid program, see “Item 1. Business—Recent Developments and Other Company Information—Withdrawal from the Connecticut Medicaid Program.”

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

Health Plan Services Costs

Health Plan Services costs increased by $1,162.5 million, or 14%, for the year ended December 31, 2007 as compared to the same period in 2006, and increased by $587.4 million, or 7%, for the year ended December 31, 2006 as compared to the same period in 2005. Health plan MCR was 85.4% at December 31, 2007 compared to 83.0% at December 31, 2006 and 84.3% at December 31, 2005.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Commercial health care costs increased by $657.6 million, or 11%, for the year ended December 31, 2007 as compared to the same period in 2006. The increase in the commercial health care cost trend on a PMPM basis was 12.5% for the year ended December 31, 2007 over the same period in 2006. Commercial MCR increased to 85.7% for the year ended December 31, 2007 from 83.2% for the year ended December 31, 2006. These increases were primarily due to a $201.5 million charge recorded the third quarter of 2007 in health care costs for proposed remediation claim settlements related to litigation and regulatory-related matters (see “Item 3. Legal Proceedings” for additional information on these litigation matters). The charge recorded in 2007 impacted the commercial MCR by 270 basis points and commercial health care cost trend on a PMPM basis by 360 basis points. Physician and hospital costs rose about 9% and 10% from higher paid claims, respectively. Commercial bed days rose by less than 1% in 2007 over 2006. Pharmacy costs rose about 6% due to higher utilization on a PMPM basis for the year ended December 31, 2007 over the same period in 2006.

Medicare health care costs increased by $453.5 million, or 24%, for the year ended December 31, 2007 as compared to the same period in 2006. Medicare health care costs increased as a result of higher hospital costs and higher pharmacy costs mainly in Arizona and the Northeast and increased capitation expense from Medicare risk factor adjustments totaling $27.2 million, which was recognized in the year ended December 31, 2007. Of this amount, $22.5 million, $3.9 million and $0.8 million were for the 2007, 2006, and 2003 payment years, respectively (see “—Health Plan Services Premiums” for detail regarding the increase in premium revenue related to the Medicare rate adjustment). Medicare MCR, including Medicare Advantage and Part D, increased by 210 basis points for the year ended December 31, 2007.

Medicaid health care costs increased by $51.4 million, or 5%, for the year ended December 31, 2007 as compared to the same period in 2006. The increase in the Medicaid health care cost PMPM was 8% for the year ended December 31, 2007 over the same period in 2006. These increases were primarily driven by higher hospital and pharmacy costs. Medicaid MCR increased by 220 basis points at December 31, 2007 compared to December 31, 2006.

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

Administrative Services Fees and Other Income

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Administrative services fees and other income decreased by $5.5 million, or 10%, for the year ended December 31, 2007 as compared to the same period in 2006. The decrease was primarily due to loss of ASO membership in our Connecticut health plan.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Administrative services fees and other income increased by $3.2 million, or 6%, for the year ended December 31, 2006 as compared to the same period in 2005. The increase was primarily due to incentive payments for certain medical cost discounts and administrative fees received in arrears.

Net Investment Income

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net investment income increased by $9.2 million, or 8%, for the year ended December 31, 2007 as compared to the same period in 2006. The increase was primarily from income on higher cash balances in 2007 than in 2006.

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

General, Administrative and Other Costs

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

G&A costs increased by $110.2 million, or 9%, for the year ended December 31, 2007 as compared to the same period in 2006. The increase in costs was primarily driven by a $105.3 million charge for attorney’s fees and regulatory fines related to the litigation and regulatory-related matters and arbitration settlement (see “Item 3. Legal Proceedings” for additional information on these litigation matters). Our G&A expense ratio decreased to 11.1% for the year ended December 31, 2007 from 11.2% for the same period in 2006. The charge recorded in 2007 impacted the ratio by 90 basis points.

The selling costs ratio increased to 2.9% for the year ended December 31, 2007 from 2.4% when compared to the same period in 2006. These increases are consistent with an increase in commercial new sales and higher rate of broker commissions for our small group and individual membership.

Amortization and depreciation expense increased by $17.4 million for the year ended December 31, 2007 as compared to the same period in 2006 primarily due to the addition of new assets placed in production related to various information technology system projects and the amortization of intangible assets from the Guardian Transaction.

Interest expense decreased by $18.7 million, or 37%, for the year ended December 31, 2007 as compared to the same period in 2006. The decreases were primarily due to lower interest rates on our Senior Notes in 2007 compared with the senior notes we redeemed in the third quarter of 2006, and lower interest on our term and bridge loans and revolver borrowings as a result of lower outstanding balances and early termination of the debt. See “—Debt Refinancing” and “Liquidity and Capital Resources—Senior notes” below.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

G&A costs increased by $208.5 million, or 22%, for the year ended December 31, 2006 as compared to the same period in 2005. Our G&A expense ratio also increased to 11.2% for the year ended December 31, 2006 from 10.0% for the same period in 2005. The increase was primarily due to our increased spending for our Medicare expansion plans, an increase in marketing activities for new product development, the addition of the members from the Universal Care Acquisition, new business bid costs and recognition of stock option expense as a result of adopting SFAS No. 123(R). See Note 2 to our consolidated financial statements for further information on the impact of SFAS No. 123(R).

The selling costs ratio increased to 2.4% for the year ended December 31, 2006 from 2.3% when compared to the same period in 2005. The increase was primarily due to higher sales incentives for our small group and individual membership.

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

Government Contracts Segment Membership

	2007	2006	2005
	(Membership in thousands)
Membership under North Region TRICARE contract	2,895	2,930	2,962

Under our TRICARE contract for the North Region, we provide health care services to approximately 2.9 million eligible beneficiaries in MHS as of December 31, 2007. Included in the 2.9 million MHS-eligible beneficiaries as of December 31, 2007 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.1 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of December 31, 2007 and 2006, there were approximately 1.4 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

In addition to the 2.9 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 9 states covering approximately 26,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for Government Contracts for the last three fiscal years:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Government contracts segment:
Revenues	$2,501.7	$2,376.0	$2,307.5
Costs	2,307.6	2,234.5	2,211.3

Pretax income	$194.1	$141.5	$96.2
Government Contracts Ratio	92.2%	94.0%	95.8%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Government contracts revenues increased by $125.7 million, or 5%, for the year ended December 31, 2007 as compared to the same period in 2006. Government contracts costs increased by $73.1 million or 3% for the year ended December 31, 2007 as compared to the same period in 2006. The increase was primarily due to an increase in health care services provided under a new option year in the TRICARE contract, Option Period 4, which began April 1, 2007 and growing family counseling business with the Department of Defense. In addition, 2007 includes $36.5 million favorable settlement with the Federal Government regarding prior Option Period 1 health care cost targets.

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs, which is negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable, and the collectibility is reasonably assured. During the year ended December 31, 2007 and 2006, we recognized a decrease in the revenue estimate of $58 million and $104 million, respectively, and a decrease in the cost estimate of $75 million and $128 million, respectively.

The Government contracts ratio decreased by 180 basis points for the year ended December 31, 2007 as compared to the same period in 2006 primarily due to the favorable settlement with the Government regarding prior Option 1 healthcare cost targets and ongoing expansion of our behavioral health services provided to our military men and women and their families.

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

Litigation, Severance and Related Benefit Costs

2007 Charges

In 2007, we recorded $306.8 million pre-tax, or $222.4 million after-tax, charges incurred as a result of us reaching an agreement in principle to settle three class action lawsuits known as the McCoy, Wachtel and Scharfman lawsuits; the proposed resolution of regulatory issues with the New Jersey Department of Banking and Insurance; arbitration settlement; and other immaterial litigation matters. See “Item 3. Legal Proceedings” for additional information regarding these matters. The charge amount is comprised of the following:

•	$201.5 million recorded as part of health plan services expenses during the year ended December 31, 2007 for claim-related matters, class disbursements and remediations; and

•

$105.3 million recorded as part of G&A expenses during the year ended December 31, 2007 for attorney’s fees, regulatory fines, arbitration settlement and estimated liability for litigation unrelated to the class action lawsuits.

On January 28, 2008, we deposited $160 million related to the McCoy, Wachtel and Scharfman lawsuits into an escrow account. We intend to fund the remaining payments required in connection with these matter with operating and financing cash flows.

Included in the $105.3 million charge amount is $10 million related to an arbitration settlement. In recent years, there has been growing public attention in California to the practices of health plans and health insurers involving the rescission of members’ policies for misrepresenting their health status on applications for coverage. We are party to arbitrations and litigation in which rescinded members allege that we unlawfully rescinded their coverage. The lawsuits generally seek not only the cost of medical services that were not paid for as a result of the rescission, but in some cases they also seek damages for emotional distress, attorney fees and punitive damages. On February 21, 2008, we received an arbitration decision in a case involving the rescission of an individual insurance policy. The arbitration decision ordered us to pay approximately $9.4 million in medical service costs, emotional distress and punitive damages. To provide for this judgment, we have accrued $10.0 million, including estimated attorney fees, in our financial statements for the year ended December 31, 2007. The payment of this judgment will be funded by operating cash flow. This disclosure updates the earnings release that we issued on February 5, 2008.

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

AmCareco litigation. On August 2, 2005 and November 4, 2005, a total of three separate judgments were entered against us in connection with a lawsuit arising from the 1999 sale of three of our health plan subsidiaries to AmCareco, Inc. The aggregate amount of the judgments was $108.7 million. During the three months ended June 30, 2005, we recorded a pretax charge of $15.9 million representing total estimated legal defense costs related to this litigation. As of December 31, 2007, no modifications have been made to the original estimated cost. We did not accrue any amount for the compensatory or punitive damages awards as of December 31, 2005, and we intend to vigorously appeal this judgment. See Notes 12 and 14 to the consolidated financial statements for additional information on this litigation.

Income Tax Provision

Our income tax expense and the effective income tax rate for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(Dollars in millions)
Income tax expense	$165.2	$149.5	$146.5
Effective tax rate	46.0%	31.2%	38.9%

The effective income tax rate differs from the statutory federal tax rate of 35% for the year ended December 31, 2007 due primarily to state income taxes, tax-exempt investment income, the establishment of a valuation allowance against certain deferred tax assets, and nondeductible class action lawsuit expenses. The effective income tax rate differs from the statutory tax rate of 35% for the year ended December 31, 2006 due primarily to state income taxes, tax-exempt investment income, and business divestitures.

The effective income tax rate increased from 2006 to 2007 primarily due to the establishment of a valuation allowance in 2007 against deferred tax assets for net operating loss carryforwards and tax credits of a particular business unit potentially impacted by the McCoy class action lawsuit, and nondeductible class action lawsuit expenses incurred in 2007. The effective income tax rate decreased from 2005 to 2006 primarily due to tax benefits associated with the sale of a subsidiary that formerly held our Pennsylvania health plan and certain of its affiliates. We recognized an approximate $32 million tax benefit related to this sale during 2006. Also during 2006 our state tax rate decreased primarily as a result of beneficial tax elections and an increased proportion of income earned by subsidiaries that are assessed premium rather than income tax.

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

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $190.0 million and $199.6 million as of December 31, 2007 and 2006, respectively. Our cash flow from operating activities is also impacted by the timing of collections on our amounts receivable from CMS. Our receivable from CMS decreased by $64 million from 2006 to 2007, including $121 million decrease related to Medicare Part D. Our payable related to Medicare Part D was approximately $57 million as of December 31, 2007.

During 2007, we recognized $306.8 million of pre-tax charges related to litigation and regulatory matters. These charges will be settled in cash and will be funded by cash flow from operating and financing activities. For additional information regarding these charges, see “—Summary of Operating Results ”above.

Our investment portfolio includes $504 million, or 32% of our portfolio holdings, of asset-backed and mortgage-backed securities. The majority of our asset-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and as such, they have at least 80% loan-to-value ratio. As of December 31, 2007 and 2006, our asset-backed securities had gross unrealized holding losses of $3.1 million and $6.1 million, respectively. As of December 31, 2007, our asset-backed securities primarily had ratings of AA/Aa1. We have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested.

Our investment portfolio also includes $58 million, or 4% of our portfolio holdings, of auction rate securities (ARS). These ARS have long-term nominal maturities for which the interest rates are reset through an auction every 7, 28 or 35 days. At December 31, 2007, $48 million of the ARS held by us consisted of municipal issues. Our ARS are primarily rated at AAA and none of them were tied to sub-prime mortgages or collateralized debt obligations. The auctions have historically provided a liquid market for these securities and as of December 31, 2007, we have not experienced any failed auctions.

Based on the composition and quality of our investment portfolio, our ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

Our total cash and cash equivalents as of December 31, 2007 and 2006 were $1,007.0 million and $704.8 million, respectively. The changes in cash and cash equivalents are summarized as follows:

	2007	2006	2005
	(Dollars in millions)
Net cash provided by operating activities	$605.5	$277.9	$191.4
Net cash (used in) investing activities	(230.2)	(184.9)	(244.0)
Net cash (used in) provided by financing activities	(73.1)	(130.7)	73.0

Net increase (decrease) in cash and cash equivalents	$302.2	$(37.7)	$20.4

Operating Cash Flows

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net cash from operating activities increased by $327.6 million for the year ended December 31, 2007 compared to the same period in 2006. This increase was primarily due to increase in cash flows from a TRICARE payment for Option 3 period underwriting fees of $100 million and the growth in our Medicare business, including approximately $83 million Medicare Part D payments received for the final settlement of the 2006 plan year.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash from operating activities increased by $86.5 million for the year ended December 31, 2006 compared to the same period in 2005. This increase was primarily due to net increase in net income plus amortization and depreciation of $91 million, decrease in provider dispute payments of $78 million, primarily related to the provider dispute charge reserve provided for in the fourth quarter of 2004, partially offset by payment of $62 million for physician class action settlement as discussed in “—Litigation, Severance and Related Benefit Costs ” above, and net increase of $53 million in amounts receivable, net of $72 million in payables, related to Medicare Part D business that began on January 1, 2006.

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net cash used in investing activities increased by $45.3 million compared to the year ended December 31, 2006 primarily due to the following:

•	Net increase in purchases of investments available for sale portfolio of $140 million, and

•

Increase of $6.3 million in cash paid for acquisitions, of which $80.3 million was paid for the Guardian Transaction during 2007 as compared to $74 million paid to acquire certain health plan assets of Universal Care, Inc. during 2006, partially offset by

•	Increase in net proceeds of $92.5 million from the sales of property and equipment including the Shelton, CT and Tucson, AZ facilities.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash used in investing activities decreased by $59.2 million compared to the year ended December 31, 2005 primarily due to the following:

•	Reduction in the net purchase of long-term investments of $262 million during 2006, partially offset by

•	Universal Care Acquisition for $74 million in 2006, and

•	Cash proceeds received of $79 million from the sale of certain non-real estate fixed assets in a sale/leaseback transaction with an independent third party in 2005.

Financing Activities

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net cash used in financing activities decreased by $57.6 million primarily due to an increase in net borrowings of $36 million and decrease in share repurchases of $21 million. See “—Capital Structure” below on more information regarding these transactions.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash used in financing activities increased by $203.7 million primarily due to $254 million used to repurchase our common stock as discussed in the “—Capital Structure” below.

We received $497 million net proceeds under our bridge and term loan agreements in June 2006 of which $465 million was used to redeem our Senior Notes in August 2006 and settle our Swap Contracts in September 2006. See “—Capital Structure—Bridge Loan Agreement and—Term Loan Credit Agreement” below.

Capital Structure

Stock Repurchase Program

On October 26, 2007, our Board of Directors increased the size of our stock repurchase program by $250 million, bringing the total amount of the program to $700 million. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from the employee stock options. We repurchased 4,322,959 shares during the year ended December 31, 2007, for aggregate consideration of approximately $230 million.

We used net free cash available to fund the share repurchases. The remaining authorization under our stock repurchase program as of December 31, 2007 was $346 million. As of December 31, 2007, we had repurchased an aggregate of 29,771,752 shares of our common stock under our stock repurchase program at an average price of $34.16 for aggregate consideration of approximately $1,017.0 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options).

Amortizing Financing Facility

On December 19, 2007, we entered into a five-year, non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender. For financial reporting purposes, this financing facility will have an effective interest rate of zero as a result of imputed interest being offset by other income related to the financing facility. The proceeds from the financing facility were used for general corporate purposes.

The financing facility requires one of our subsidiaries to pay semi-annual distributions, in the amount of $17.5 million, to be paid to a participant in the financing facility. Unless terminated earlier, the final payment under the facility is scheduled to be made on December 19, 2012.

The financing facility includes limitations (subject to specified exclusions) on our and certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of ours or their business conducted on the closing date of the financing facility. In addition, the financing facility documentation also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the financing facility. As of December 31, 2007, we were in compliance with all of the covenants under the financing facility.

The financing facility provides that it may be terminated through a series of put and call transactions (1) at the option of one of our wholly-owned subsidiaries at any time after December 20, 2009, or (2) upon the occurrence of certain defined acceleration events. These acceleration events, include, but are not limited to:

•	nonpayment of certain amounts due by us or certain of our subsidiaries under the financing facility documentation (if not cured within the related time period set forth therein);

•	a change of control (as defined in the financing facility documentation);

•

our failure to maintain the following ratings on our senior indebtedness by any two of the following three rating agencies: (A) a rating of at least BB by Standard & Poor’s Ratings Services, (B) a rating of at least BB by Fitch, Inc., and (C) a rating of at least Ba2 by Moody’s Investors Service, Inc.;

•	cross-acceleration to other indebtedness of our Company in excess of $50 million;

•	certain ERISA-related events;

•	noncompliance by Health Net with any material term or provision of the HMO Regulations or Insurance Regulations (as each such term is defined in the financing facility documentation);

•	events in bankruptcy, insolvency or reorganization of our Company;

•	undischarged, uninsured judgments in the amount of $50 million or more against our Company; or

•	certain changes in law that could adversely affect a participant in the financing facility.

In addition, in connection with the financing facility, we entered into a guaranty which will require us to guarantee the payment of the semi-annual distributions and any other amounts payable by one of our subsidiaries to the financing facility participants under certain circumstances provided under the financing facility. Also in connection with the financing facility, we entered into an interest rate swap agreement with a non-U.S. bank affiliated with one of the financing facility participants. Under the interest rate swap agreement, we pay a floating payment in an amount equal to LIBOR times a notional principal amount and receive a fixed payment in an amount equal to 4.3% times the same notional principal amount from the non-U.S. bank counterparty in return in accordance with a schedule set forth in the interest rate swap agreement.

Senior Notes

On May 18, 2007, we issued $300 million in aggregate principal amount of 6.375% Senior Notes due 2017. On May 31, 2007, we issued an additional $100 million of 6.375% Senior Notes due 2017 which were consolidated with, and constitute the same series as, the Senior Notes issued on May 18, 2007 (collectively, the “Senior Notes”). The aggregate net proceeds from the issuance of the Senior Notes was $393.5 million and were used to repay $300 million outstanding under our Term Loan Agreement and $100 million outstanding under our $700 million revolving credit facility.

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of December 31, 2007, we were in compliance with all of the covenants under the indenture governing the Senior Notes.

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

Amounts outstanding under the new revolving credit facility will bear interest, at our option, at (a) the base rate, which is a rate per annum equal to the greater of (i) the federal funds rate plus one-half of one percent and (ii) Bank of America’s prime rate (as such term is defined in the facility), (b) a competitive bid rate solicited from the syndicate of banks, or (c) the British Bankers Association LIBOR rate (as such term is defined in the facility), plus an applicable margin, which is initially 70 basis points per annum and is subject to adjustment according to our credit ratings, as specified in the facility.

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

As of December 31, 2007, we were in compliance with all covenants under our revolving credit facility.

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2007, we had outstanding letters of credit for $120.8 million, resulting in the maximum amount available for borrowing under the revolving credit facility of $779.2 million as of December 31, 2007.

Term Loan Credit Agreement

On June 23, 2006, we borrowed $300 million under a term loan agreement with JP Morgan Chase Bank, N.A., as administrative agent and lender and Citicorp USA, Inc., as syndication agent and lender (Term Loan Agreement). As of December 31, 2006, $300 million was outstanding under the Term Loan Agreement. Borrowings under the Term Loan Agreement had a final maturity date of June 23, 2011. On May 22, 2007 we repaid our outstanding borrowings under the Term Loan Agreement with the proceeds from the offering of our Senior Notes.

Bridge Loan Agreement

On June 23, 2006, we borrowed $200 million under a bridge loan agreement with The Bank of Nova Scotia, as administrative agent and lender (Bridge Loan Agreement). We repaid all of our outstanding borrowings under the Bridge Loan Agreement on March 22, 2007, partially funded by a $100 million draw on our $700 million revolving credit facility.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of December 31, 2007, all of our health plans and insurance subsidiaries met their respective regulatory requirements, in all material respects.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At December 31, 2007, we had sufficient capital to exceed this level. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash or other assets to the parent company.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the year ended December 31, 2007, we made capital contributions of $76.4 million to various subsidiaries to maintain RBC or other statutory capital requirements. Of this amount, $48.9 million was directly related to the Guardian Transaction. Health Net, Inc. did not make any capital contributions to its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through February 25, 2008.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2007 are summarized below for the years ending December 31:

	Total	2008	2009	2010	2011	2012	Thereafter
	(Dollars in Millions)
Long-term debt principal	$575.0	$35.0	$35.0	$35.0	$35.0	$35.0	$400.0
Long-term debt interest	239.2	25.5	25.5	25.5	25.5	25.5	111.7
Valuation of interest rate swap contracts	(4.4)	(0.8)	(2.2)	(1.1)	(0.3)	—	—
Operating leases	353.6	107.0	56.6	46.4	43.8	27.3	72.5
Other purchase obligations	61.0	44.6	10.7	3.2	1.7	0.8	—
FIN 48 liabilities, including interest and penalties (b)	2.2	2.2	—	—	—	—	—
Deferred compensation	48.6	5.6	3.8	2.6	1.9	2.0	32.7	(a)
Estimated future payments for pension and other benefits	24.1	1.5	1.6	1.7	1.9	2.1	15.3	(a)

(a)	Represents estimated future payments from 2013 through 2017.
(b)	The FIN 48 obligations shown above represent tax positions expected to be paid within the reporting periods presented. In addition to the obligations shown above, approximately $57.6 million of unrecognized tax benefits have been recorded as a liability in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled or paid.

Operating Leases

We lease office space under various operating leases. Certain leases are cancelable with substantial penalties. See “Item 2. Properties” for additional information regarding our leases.

On March 29, 2007, we sold our 68-acre commercial campus in Shelton, Connecticut (the “Shelton Property”) to The Dacourt Group, Inc. (“Dacourt”) and leased it back from Dacourt under an operating lease agreement for an initial term of ten years with an option to extend for two additional terms of ten years each.

On June 30, 2005, we entered into the Lease Agreement in connection with a sale-leaseback transaction involving certain of our assets. See Note 12 to the consolidated financial statements for additional information regarding these sale-leaseback transactions.

Other Purchase Obligations

Other purchase obligations include payments due under agreements for goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have included in the table above, obligations related to a three-year pharmacy benefit services agreement, a five-year agreement for a nurse advice line and other related services, a five-year agreement for a disease and condition management services and a three-year agreement for outsourcing services for our Prescription Drug Plan and Private Fee for Service products.

We have excluded from such table amounts already recorded in our current liabilities on our consolidated balance sheet as of December 31, 2007. We have also excluded from such table various contracts we have entered into with our health care providers, health care facilities, the federal government and other contracts that we have entered into for the purpose of providing health care services. We have excluded those contracts that allow for cancellation without significant penalty, obligations that are contingent upon achieving certain goals and contracts for goods and services that are fulfilled by vendors within a short time horizon and within the normal course of business.

The future contractual obligations in the contractual obligations table are estimated based on information currently available. The timing of and the actual payment amounts may differ based on actual events.

Surety Bonds

In order to secure judgment pending our appeal in the AmCareco litigation, we obtained surety bonds totaling $114.7 million, which are further secured by letters of credit issued in December 2005 in the amounts of $90.1 million. See Notes 6 and 12 to the consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

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

Reserves for claims and other settlements include reserves for claims (incurred but not reported claims (IBNR) and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves. As of December 31, 2007, 65% of reserves for claims and other settlements were attributed to claims reserves. See Note 16 to our consolidated financial statements for a reconciliation of changes in the reserve for claims.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$(53.1) million
1%	$(27.0) million
(1)%	$28.0 million
(2)%	$57.0 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$27.7 million
1%	$13.9 million
(1)%	$(13.9) million
(2)%	$(27.7) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

HN of California, our California HMO, generally contracts with various medical groups to provide professional care to certain of its members on a capitated, or fixed per member per month fee basis. Capitation contracts generally include a provision for stop-loss and non-capitated services for which we are liable. Professional capitated contracts also generally contain provisions for shared risk. We have risk-sharing arrangements with certain of our providers related to approximately 1,161,000 members, primarily in the California commercial market. Shared-risk arrangements provide for us to share with our providers the variance between actual costs and predetermined goals.

Our HMOs in other states also contract with hospitals, physicians and other providers of health care, pursuant to discounted fee-for-service arrangements, hospital per diems, and case rates under which providers bill the HMOs for each individual service provided to enrollees. Additionally, we contract with certain hospitals to provide hospital care to enrolled members on a capitation basis.

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Significant factors that can lead to a change in our profitability estimates include premium yield and health care cost trend assumptions, risk share terms and non-performance of a provider under a capitated agreement resulting in membership reverting to fee-for-service arrangements with other providers. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the losses are determined and are classified as Health Plan Services. We held no premium deficiency reserves as of December 31, 2007.

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

Other government contracts revenues are recognized in the month in which the eligible beneficiaries are entitled to health care services or in the month in which the administrative services are performed or the period that coverage for services is provided. Under our TRICARE contract for the North Region we recognize amounts receivable and payable under the government contracts related to estimated health care IBNR expenses which are reported separately on the accompanying consolidated balance sheet as of December 31, 2007. These amounts are the same since all of the estimated health care IBNR expenses incurred are offset by an equal amount of revenues earned.

Some of the amounts receivable under government contracts are comprised primarily of contractually defined billings, deferred underwriting fees under the terms of the contract and change orders for services not originally specified in the contracts. Change orders arise because the government often directs us to implement changes to our contracts before the scope and/or value is defined or negotiated. We start to incur costs immediately, before we have proposed a price to the government. In these situations, we make no attempt to estimate and record revenue. Our policy is to defer the costs as incurred until we have submitted a cost proposal to the government, at which time we will record the costs and the appropriate value for revenue, using our best estimate of what will ultimately be negotiated. In the normal course of contracting with the federal government, we may make claims for contract and price adjustments arising from cost overruns against the government. We recognize such claims when the amounts become determinable, supportable and the collectibility is reasonably assured.

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

We perform our annual impairment test on our recorded goodwill and intangible assets not subject to amortization as of June 30 or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets for each of our reporting units. Health Plans Services is our only reporting unit with goodwill as of December 31, 2007 and 2006. We test goodwill for impairment annually based on the estimated fair value of our Health Plan Services reporting unit. We test for impairment on a more frequent basis in cases where events and changes in circumstances would indicate that we might not recover the carrying value of goodwill. Our measurement of fair value is based on the income approach to fair value determination. The income approach is based on a discounted cash flow methodology. The discounted cash flow methodology is based upon converting expected cash flows to present value. Annual cash flows are estimated for each year of a defined multi-year period until the growth pattern becomes stable. The interim cash flows expected after the growth pattern becomes stable are calculated using an appropriate capitalization technique and then discounted. There are numerous assumptions and estimates underlying the determination of the estimated fair value of our reporting units, including certain assumptions and estimates related to future earnings and membership levels based on current and future plans and initiatives, long-term strategies and our annual planning and forecasting process as well as the weighted average cost of capital used in the discounting process. If these planned initiatives do not accomplish their targeted objectives, the assumptions and estimates underlying the goodwill impairment tests could be adversely affected and have a material effect upon our financial condition, results of operations or liquidity.

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

We file tax returns in many tax jurisdictions. Often, application of tax rules within the various jurisdictions is subject to differing interpretation. Despite our belief that our tax return positions are fully supportable, we believe that it is probable certain positions will be challenged by taxing authorities, and we may not prevail on the positions as filed. Accordingly, we maintain a liability for the estimated amount of contingent tax challenges by taxing authorities upon examination, in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which we adopted as of January 1, 2007. Prior to 2007, we maintained a liability pursuant to SFAS No. 5, “Accounting for Contingencies.” FIN 48 clarifies the accounting for uncertain taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. The interpretation also requires that any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements be recorded in a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment. See Note 10 to the consolidated financial statements for additional disclosures related to FIN 48 policies and the impact of adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate and market risk primarily due to our investing and borrowing activities. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and in equity prices. Interest rate risk is a consequence of maintaining variable interest rate earning investments and fixed rate liabilities or fixed income investments and variable rate liabilities. We are exposed to interest rate risks arising from changes in the level or volatility of interest rates, prepayment speeds and/or the shape and slope of the yield curve. In addition, we are exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential changes in an issuer’s credit rating or credit perception that will affect the value of financial instruments.

We have several bond portfolios to fund reserves. We attempt to manage the interest rate risks related to our investment portfolios by actively managing the asset duration of our investment portfolios. The overall goal for the investment portfolios is to provide a source of liquidity and support the ongoing operations of our business units. Our philosophy is to actively manage assets to maximize total return over a multiple-year time horizon, subject to appropriate levels of risk. Each business unit has additional requirements with respect to liquidity, current income and contribution to surplus. We manage these risks by setting risk tolerances, targeting asset-class allocations, diversifying among assets and asset characteristics, and using performance measurement and reporting.

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

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2007. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $8.3 million as of December 31, 2007.

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

Except for those securities held by trustees or regulatory agencies (see note 2 to our consolidated financial statements), all of our investment securities are designated as “available-for-sale” assets. As such, they are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income, a component of Stockholders’ Equity. (See Note 4 to the consolidated financial statements). Virtually, all of our investment securities are fixed income securities. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. In addition, approximately 32% of our available-for-sale investment securities are mortgage-backed securities (MBS) and asset-backed securities (ABS). Over 95% of the MBS is collateralized by mortgages which are backed by federal agencies. Therefore, we believe that our exposure to credit-related market value risk for our MBS is limited. These securities may also be negatively impacted by illiquidity in the market. The recent disruptions in the credit markets have negatively impacted the liquidity of investments. However, such disruptions did not have a material impact to the liquidity of our investments. A worsening of credit market disruptions or sustained market downturns could have negative effects on the liquidity and value of our investment assets.

Borrowings under our revolving credit facility, of which there were none as of December 31, 2007, are subject to variable interest rates. For additional information regarding our revolving credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.

The fair value of our fixed rate borrowings, including our Senior Notes and financing facility as of December 31, 2007, was approximately $541.4 million, which was based on quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of December 31, 2007. These cash outflows include expected principal and interest payments consistent with the terms of the outstanding debt as of December 31, 2007.

	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowings:
Principal	$35.0	$35.0	$35.0	$35.0	$35.0	$400.0	$575.0
Interest	25.5	25.5	25.5	25.5	25.5	111.7	239.2
Valuation of interest rate swap contracts	(0.8)	(2.2)	(1.1)	(0.3)	—	—	(4.4)

Cash outflow on fixed-rate borrowings	$59.7	$58.3	$59.4	$60.2	$60.5	$511.7	$809.8

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this 2007 Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2007, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health Net, Inc.

Woodland Hills, California

We have audited the internal control over financial reporting of Health Net, Inc., and subsidiaries (“the Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph relating to the Company’s adoption as of January 1, 2007 of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and to the Company’s change in its method of accounting for share-based compensation in 2006 upon adoption of FASB Statement No. 123(R), “Share-Based Payment.”

/s/ DELOITTE & TOUCHE, LLP

Los Angeles, California

February 27, 2008

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

The information required by this Item as to (1) directors and executive officers of the Company and (2) compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2007, under the captions “Director Nominees,” “Information Concerning Current Members of the Board of Directors and Nominees,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference and made a part hereof.

On May 30, 2007, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

Item 11. Executive Compensation.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2007, under the captions “Compensation Discussion & Analysis,” “Executive Compensation,” “Directors’ Compensation” and “Compensation Committee Report.” Such information is incorporated herein by reference and made a part hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2007, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.” Such information is incorporated herein by reference and made a part hereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2007, under the caption “Certain Relationships and Related Party Transactions” and “Corporate Governance—Director Independence.” Such information is incorporated herein by reference and made a part hereof.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2007, under the caption “Principal Independent Registered Accounting Firm Fees and Services.” Such information is incorporated herein by reference and made a part hereof.

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

2. Financial Statement Schedules

The financial statement schedules listed on the accompanying Index to Consolidated Financial Statements set forth on page F-1 and covered by the Report of Independent Registered Accounting Firm are incorporated into this Item 15(a) by reference and filed as part of this Annual Report on Form 10-K.

3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

3.1	Sixth Amended and Restated Certificate of Incorporation of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2006 and incorporated herein by reference).

3.2	Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.3	Amendment Number One to Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2005 (File No. 1-12718) and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 8 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 3) (File No. 1-12718) on July 26, 2004 and incorporated herein by reference).

4.2	Rights Agreement dated as of July 27, 2006 by and between Heath Net, Inc. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2006 (File No. 1-12718) and incorporated herein by reference).

4.3	Indenture, dated as of May 18, 2007, by and between Health Net, Inc. as issuer, and The Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.4	Officer’s Certificate, dated May 18, 2007, establishing the terms and form of the Company’s $300,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (the “Notes”) (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.5	Officer’s Certificate, dated May 31, 2007, establishing the terms and form of the Company’s $100,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (the “Additional Notes”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007 (File No. 1-12718) and incorporated herein by reference).

*10.1	Amended and Restated Employment Agreement dated as of October 4, 2006 between Health Net, Inc. and Karin Mayhew (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.2	Amended and Restated Employment Letter Agreement dated as of June 28, 2006 between Health Net, Inc. and B. Curtis Westen (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.3	Amendment to the Amended and Restated Employment Letter Agreement dated as of January 11, 2007 between Health Net, Inc. and B. Curtis Westen (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.4	Amended and Restated Employment Agreement between Health Net, Inc. and Jay M. Gellert dated as of February 23, 2007 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-12718) and incorporated herein by reference).

†*10.5	Amended and Restated Employment Agreement between James E. Woys and Health Net, Inc. dated as of November 30, 2007, a copy of which is filed herewith.

*10.6	Employment Agreement between Joseph C. Capezza and Health Net, Inc. dated as of October 9, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2007 (File No. 1-12718) and incorporated herein by reference).

†*10.7	Amended and Restated Employment Letter Agreement between Health Net, Inc. and Stephen D. Lynch dated as of December 11, 2007, a copy of which is filed herewith.

*10.8	Employment Letter Agreement between Health Net, Inc. and Steven H. Nelson dated as of June 16, 2004 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.9	Amendment to the Employment Letter Agreement between Health Net, Inc. and Steven H. Nelson dated as of December 16, 2004 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.10	Second Amendment to the Employment Letter Agreement between Health Net, Inc. and Steven H. Nelson dated as of July 20, 2005 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.11	Employment Agreement between Health Net, Inc. and David Olson dated as of May 18, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2005) (File No. 1-12718) and incorporated herein by reference).
*10.12	Employment Agreement between Health Net, Inc. and Linda Tiano dated as of December 27, 2006 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-12718) and incorporated herein by reference).

†*10.13	Certain Compensation Arrangements With Respect to the Company’s Non-Employee Directors, as amended and restated on February 18, 2008, a copy of which is filed herewith.

*10.14	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.15	Form of Restricted Stock Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

†*10.16	Form of Restricted Stock Unit Award Agreement utilized for eligible employees of Health Net, Inc., a copy of which is filed herewith.

*10.17	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.18	Form of 2007 Performance Award Agreement for CEO of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2007 (File No. 1-12718) and incorporated herein by reference).

*10.19	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.20	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.21	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Amended and Restated 1998 Stock Option Plan, as amended and restated on December 21, 2005 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.22	Health Net, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2004 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.23	Health Net, Inc. Deferred Compensation Plan for Directors effective January 1, 2004 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.24	Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.25	Amendment Number One to the Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement between Health Net, Inc. and Union Bank of California, adopted January 1, 2001 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.26	Foundation Health Systems, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.27	Amendment to Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.28	Foundation Health Systems, Inc. 1997 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.29	Amendment to 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.30	Second Amendment to 1997 Stock Option Plan (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.31	Foundation Health Systems Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 16, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.32	Amendment One to Foundation Health Systems Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.33	Health Net, Inc. 2002 Stock Option Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.34	Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.35	Health Net, Inc. 2006 Long-Term Incentive Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006 and incorporated herein by reference).

*10.36	Health Net, Inc. 2006 Executive Officer Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.37	Amendment One to the Health Net, Inc. 2006 Executive Officer Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.38	Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524) on November 18, 1994 and incorporated herein by reference).

*10.39	Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.40	Health Net, Inc. Management Incentive Plan adopted December 2004 (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).
*10.41	Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.42	Amendments through December 31, 2002 made to the Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.43	Amendment Number Four to the Health Net, Inc. 401(k) Savings Plan adopted August 19, 2004 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.44	Amendment Number Five to the Health Net, Inc. 401(k) Savings Plan adopted March 4, 2005 (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.45	Amendment Number Six to the Health Net, Inc. 401(k) Savings Plan adopted December 21, 2005 (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.46	Amendment Number Seven to the Health Net, Inc. 401(k) Savings Plan adopted December 27, 2006 (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.47	Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.48	Amendment Number One to Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of August 1, 2004 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.49	Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.50	Amendment Number One Through Three to the Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.51	Foundation Health Corporation Executive Retiree Medical Plan (as amended and restated effective April 25, 1995) (filed as Exhibit 10.101 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

10.52	Participation Agreement dated as of December 19, 2007, by and among Health Net Funding, Inc., Health Net, Inc., Lodgemore Holdings, Inc. ING Bank, N.V. and Health Net Financing, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2007 (File No. 1-12718) and incorporated herein by reference).

10.53	Credit Agreement, dated as of June 25, 2007, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, N.A., as Syndication Agent, Citicorp USA, Inc., as Documentation Agent, the other lenders party thereto and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and as Co-Book Managers (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2007 (File No. 1-12718) and incorporated herein by reference).

10.54	Five-Year Credit Agreement dated as of June 30, 2004 among the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

10.55	First Amendment to Five-Year Credit Agreement dated as of March 1, 2005 among the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2005 (File No. 1-12718) and incorporated herein by reference).

10.56	Second Amendment to Five-Year Credit Agreement dated as of August 8, 2005 among the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer and the other lenders party thereto (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-12718) and incorporated herein by reference.)

10.57	Third Amendment to Credit Agreement, dated as March 1, 2006, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2006 (File No. 1-12718) and incorporated herein by reference).

10.58	Fourth Amendment and Consent to Credit Agreement, dated as of June 23, 2006, among Health Net, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.59	Fifth Amendment to Credit Agreement, dated as of November 6, 2006, among Health Net, Inc., the lenders party thereto and Bank of American, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.60	Security and Control Agreement, dated June 23, 2006, by and between Health Net, Inc., U.S. Bank Trust National Association, as trustee for the registered holders of the 8 3/8% Senior Notes due 2011, and U.S. Bank National Association, as securities intermediary (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.61	Term Loan Credit Agreement, dated as of June 23, 2006, among Health Net, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp USA Inc., as Syndication Agent, the other lenders party thereto and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.62	First Amendment to Term Loan Credit Agreement, dated as of November 6, 2006, among Health Net, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp USA Inc., as Syndication Agent, and the lenders party thereto (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.63	Bridge Loan Agreement, dated as of June 23, 2006, among Health Net, Inc., the lenders party thereto, The Bank of Nova Scotia, as Administrative Agent and The Bank of Nova Scotia, as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.64	Amendment to Bridge Loan Agreement, dated as of September 21, 2006, among Health Net, Inc., the lenders party thereto and The Bank of Nova Scotia, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2006 (File No. 1-12718) and incorporated herein by reference).

10.65	Second Amendment to Bridge Loan Agreement, dated as of November 6, 2006, among Health Net, Inc., the lenders party thereto and The Bank of Nova Scotia, as Administrative Agent, (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.66	Form of Amended and Restated Indemnification Agreement for directors and executive officers of Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004 (File No. 1-12718) and incorporated herein by reference).

10.67	First Amendment to Office Lease, dated May 14, 2001, between Health Net (a California corporation) and LNR Warner Center, LLC (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

10.68	Lease Agreements dated as of March 5, 2001 by and between Health Net, Inc. and Landhold, Inc. (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.69	Office Lease Agreement dated as of December 22, 2003 by and between Health Net, Inc. and Douglas Emmett Realty Fund 2000 L.P. (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.70	Office Lease dated September 20, 2000 by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

10.71	Second Amendment to Office Lease Agreement dated June 14, 2004 by and between Health Net of Connecticut, Inc. and Beard Sawmill, LLC (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

10.72	First Amendment to Office Lease Agreement dated December 23, 2002 by and between Health Net of Connecticut, Inc. and Beard Sawmill, LLC (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

10.73	Office Lease Agreement dated August 18, 2000 by and between Physicians Health Services of Connecticut, Inc. (predecessor to Health Net of Connecticut, Inc.) and Beard Sawmill, LLC (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

10.74	Office Building Lease dated as of June 29, 2007 by and between WCCP 1 Finance Drive, LLC, EDI Ocean, LLC, WRM Investments, LLC, PVP Investments, LLC and Health Net of Arizona, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-12718) and incorporated herein by reference).

10.75	Absolute Net Lease dated as of March 29, 2007 by and between HN Property Owner LLC and Health Net of the Northeast (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12718) and incorporated herein by reference).

†11	Statement relative to computation of per share earnings of the Company (included in Note 2 to the consolidated financial statements included as part of this Annual Report on Form 10-K).

†21	Subsidiaries of Health Net, Inc., a copy of which is filed herewith.

†23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, a copy of which is filed herewith.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.
†	A copy of the exhibit is being filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC.

By:	/S/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAY M. GELLERT Jay M. Gellert	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2008

/S/ JOSEPH C. CAPEZZA Joseph C. Capezza	Chief Financial Officer (Principal Financial Officer)	February 26, 2008

/S/ BRET A. MORRIS Bret A. Morris	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 26, 2008

/S/ THEODORE F. CRAVER, JR. Theodore F. Craver, Jr.	Director	February 26, 2008

/S/ VICKI B. ESCARRA Vicki B. Escarra	Director	February 26, 2008

/S/ THOMAS T. FARLEY Thomas T. Farley	Director	February 26, 2008

/S/ GALE S. FITZGERALD Gale S. Fitzgerald	Director	February 26, 2008

/S/ PATRICK FOLEY Patrick Foley	Director	February 26, 2008

/S/ ROGER F. GREAVES Roger F. Greaves	Director	February 26, 2008

/S/ BRUCE G. WILLISON Bruce G. Willison	Director	February 26, 2008

/S/ FREDERICK C. YEAGER Frederick C. Yeager	Director	February 26, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health Net, Inc.

Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Health Net, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Page F-1. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Health Net, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Also, as discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006 upon adoption of FASB Statement No. 123(R), “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

February 27, 2008

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues
Health plan services premiums	$11,435,314	$10,364,740	$9,506,865
Government contracts	2,501,677	2,376,014	2,307,483
Net investment income	120,176	111,042	72,751
Administrative services fees and other income	51,104	56,554	53,434

Total revenues	14,108,271	12,908,350	11,940,533

Expenses
Health plan services (excluding depreciation and amortization)	9,762,896	8,600,443	8,013,017
Government contracts	2,307,610	2,234,535	2,211,253
General and administrative	1,275,555	1,165,313	956,840
Selling	327,827	245,304	221,555
Depreciation and amortization	42,982	25,591	33,694
Interest	32,497	51,179	44,631
Debt refinancing charge	—	70,095	—
Litigation, severance and related benefit costs	—	37,093	83,279

Total expenses	13,749,367	12,429,553	11,564,269

Income from operations before income taxes	358,904	478,797	376,264
Income tax provision	165,207	149,484	146,479

Net income	$193,697	$329,313	$229,785

Net income per share:
Basic	$1.74	$2.86	$2.03
Diluted	$1.70	$2.78	$1.99
Weighted average shares outstanding:
Basic	111,316	115,128	112,918
Diluted	113,829	118,310	115,641

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,007,017	$704,806
Investments—available for sale (amortized cost: 2007—$1,557,411, 2006—$1,430,792)	1,557,278	1,416,038
Premiums receivable, net of allowance for doubtful accounts (2007—$6,724, 2006—$7,526)	264,691	177,625
Amounts receivable under government contracts	189,976	199,569
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	266,767	272,961
Other receivables	72,518	230,865
Deferred taxes	132,818	54,702
Other assets	210,039	161,280

Total current assets	3,701,104	3,217,846
Property and equipment, net	178,758	151,184
Goodwill	751,949	751,949
Other intangible assets, net	109,386	42,835
Deferred taxes	47,765	33,137
Other noncurrent assets	144,093	100,071

Total Assets	$4,933,055	$4,297,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,300,432	$1,048,796
Health care and other costs payable under government contracts	69,014	52,384
IBNR health care costs payable under TRICARE North contract	266,767	272,961
Unearned premiums	176,981	164,099
Loans payable and other financing arrangement	35,000	200,000
Accounts payable and other liabilities	463,823	371,263

Total current liabilities	2,312,017	2,109,503
Senior notes payable	398,071	—
Loans payable and other financing arrangement	112,363	300,000
Other noncurrent liabilities	235,022	108,554

Total Liabilities	3,057,473	2,518,057

Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2007—143,477 shares; 2006—140,690 shares)	144	140
Additional paid-in capital	1,151,251	1,027,878
Treasury common stock, at cost (2007—33,178 shares of common stock; 2006—28,815 shares of common stock)	(1,123,750)	(891,294)
Retained earnings	1,849,097	1,653,478
Accumulated other comprehensive loss	(1,160)	(11,237)

Total Stockholders’ Equity	1,875,582	1,778,965

Total Liabilities and Stockholders’ Equity	$4,933,055	$4,297,022

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Restricted Common Stock	Unearned Compensation	Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount				Shares	Amount
Balance as of January 1, 2005	134,450	$134	$7,188	$(4,110)	$811,292	(23,173)	$(632,926)	$1,094,380	$(3,078)	$1,272,880
Comprehensive income:
Net income								229,785		229,785
Minimum pension liability adjustment									32	32
Change in unrealized loss on investments, net of tax impact of $6,609									(10,341)	(10,341)

Total comprehensive income										219,476

Exercise of stock options including related tax benefit	3,411	3			94,106					94,109
Repurchases of common stock						(9)	(449)			(449)
Issuance of restricted stock	30		869	(869)						—
Forfeiture of restricted stock	(13)		(345)	345						—
Amortization of restricted stock grants				2,497						2,497
Lapse of restrictions of restricted stock grants			(829)		829					—
Employee stock purchase plan	20				562					562

Balance as of December 31, 2005	137,898	137	6,883	(2,137)	906,789	(23,182)	(633,375)	1,324,165	(13,387)	1,589,075
Comprehensive income:
Net income								329,313		329,313
Minimum pension liability adjustment (pre-SFAS No. 158)									39	39
Change in unrealized loss on investments, net of tax impact of $2,585									4,111	4,111

Total comprehensive income										333,463

Exercise of stock options including related tax benefit	2,852	3			94,771					94,774
Defined benefit pension plans adjustment (adoption of SFAS No. 158)									(2,000)	(2,000)
Repurchases of common stock						(5,633)	(257,919)			(257,919)
Forfeiture of restricted stock	(60)				(1,113)					(1,113)
Amortization of restricted stock grants					1,611					1,611
Share-based compensation expense including related tax benefit					21,074					21,074
Reclassification in connection with adopting SFAS No. 123(R)			(6,883)	2,137	4,746					—

Balance as of December 31, 2006	140,690	$140	$—	$—	$1,027,878	(28,815)	$(891,294)	$1,653,478	$(11,237)	$1,778,965
Implementation of FIN 48								1,922		1,922

Adjusted balance as of January 1, 2007	140,690	140	—	—	1,027,878	(28,815)	(891,294)	1,655,400	(11,237)	1,780,887
Comprehensive income:
Net income								193,697		193,697
Change in unrealized loss on investments, net of tax impact of $5,738									8,885	8,885
Defined benefit pension plans: Prior service cost and net loss									1,192	1,192

Total comprehensive income										203,774

Exercise of stock options including related tax benefit	2,657	4			99,202					99,206
Repurchases of common stock and accelerated stock repurchase agreement	133				(125)	(4,363)	(232,456)			(232,581)
Forfeiture of restricted stock	(3)				(94)					(94)
Amortization of restricted stock grants					96					96
Share-based compensation expense including related tax benefit					24,294					24,294

Balance as of December 31, 2007	143,477	$144	$—	$—	$1,151,251	(33,178)	$(1,123,750)	$1,849,097	$(1,160)	$1,875,582

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193,697	$329,313	$229,785
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	42,982	25,591	33,694
Debt refinancing charge	—	70,095	—
Share-based compensation expense	24,298	20,115	—
Deferred income taxes	98,629	51,271	2,050
Excess tax benefit on share-based compensation	(17,987)	(11,889)	—
Other changes	(7,955)	13,624	12,550
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(74,184)	11,907	(46,678)
Other current assets, receivables and noncurrent assets	(53,475)	(178,337)	306
Amounts receivable/payable under government contracts	26,223	(86,925)	(49,996)
Reserves for claims and other settlements	251,636	8,624	(129,126)
Accounts payable and other liabilities	121,618	24,548	138,809

Net cash provided by operating activities	605,482	277,937	191,394

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	807,649	464,787	399,958
Maturities of investments	213,833	113,125	113,682
Purchases of investments	(1,180,854)	(635,611)	(833,593)
Sales of property and equipment	96,748	4,242	79,845
Purchases of property and equipment	(64,850)	(72,807)	(48,846)
Cash (paid) received related to the (acquisition) sale of businesses and properties	(80,277)	(73,999)	1,949
Sales (purchases) of restricted investments and other	(22,444)	15,384	42,959

Net cash used in investing activities	(230,195)	(184,879)	(244,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	72,622	70,294	73,484
Excess tax benefit on share-based compensation	17,987	11,889	—
Repurchases of common stock	(232,220)	(253,502)	(449)
Borrowings under financing arrangements	668,535	497,334	—
Repayment of borrowings under financing arrangements	(600,000)	(465,045)	—
Other	—	8,293	—

Net cash (used in) provided by financing activities	(73,076)	(130,737)	73,035

Net increase (decrease) in cash and cash equivalents	302,211	(37,679)	20,383
Cash and cash equivalents, beginning of year	704,806	742,485	722,102

Cash and cash equivalents, end of year	$1,007,017	$704,806	$742,485

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$42,495	$51,994	$41,120
Income taxes paid	183,843	74,003	96,324
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Imputed interest discount and deferred revenue	$27,637	—	—
Reclassification of certain properties held for sale	—	$21,772	—
Issuance of restricted stock	—	—	$869

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Health Net, Inc. (referred to herein as the Company, we, us, our or HNT) is an integrated managed care organization that delivers managed health care services. We are among the nation’s largest publicly traded managed health care companies. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (HMOs), insured preferred provider organizations (PPOs) and point of service (POS) plans to approximately 6.6 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid and TRICARE programs. Our subsidiaries also offer managed health care products related to behavioral health and prescription drugs. We also own health and life insurance companies licensed to sell exclusive provider organization (EPO), PPO, POS and indemnity products as well as auxiliary non-health products such as life and accidental death and dismemberment, dental, vision, behavioral health and disability insurance.

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

Certain items presented in the operating cash flow section of the consolidated statements of cash flows for the years ended December 31, 2006 and 2005 have been reclassified within the operating cash flow section. This reclassification had no impact on our operating cash flows, net earnings or balance sheets as previously reported.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. Actual results could differ from those estimates. Principal areas requiring the use of estimates include the determination of Medicare risk factor adjustments, risk sharing revenues, allowances for doubtful accounts,

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reserves for claims and other settlements, reserves for professional and general liabilities (including litigation and workers’ compensation reserves), amounts receivable or payable under government contracts, income taxes and assumptions when determining net realizable values on long-lived assets.

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

Amounts receivable under government contracts are comprised primarily of contractually defined billings, deferred underwriting fees under the terms of the contract and change orders for services not originally specified in the contracts. Change orders arise because the government often directs us to implement changes to our contracts before the scope and/or value is defined or negotiated. We start to incur costs immediately, before we have proposed a price to the government. In these situations, we make no attempt to estimate and record revenue. Our policy is to defer the costs as incurred until we have submitted a cost proposal to the government, at which time we will record the costs and the appropriate value for revenue, using our best estimate of what will ultimately be negotiated.

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

Health Care Services and Government Contract Expenses

The cost of health care services is recognized in the period in which services are provided and includes an estimate of the cost of services which have been incurred but not yet reported. Such costs include payments to primary care physicians, specialists, hospitals, outpatient care facilities and the costs associated with managing

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the extent of such care. Our health care cost can also include from time to time remediation of certain claims as a result of periodic reviews by various regulatory agencies. We estimate the amount of the provision for service costs incurred but not reported using standard actuarial methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for service costs incurred but not reported are made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. Such estimates are subject to the impact of changes in the regulatory environment and economic conditions. Given the inherent variability of such estimates, the actual liability could differ significantly from the amounts provided. While the ultimate amount of claims and losses paid are dependent on future developments, management is of the opinion that the recorded reserves are adequate to cover such costs. These estimated liabilities are reduced by estimated amounts recoverable from third parties for subrogation.

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

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the loss is determined and are classified as Health Plan Services cost. We had no premium deficiency reserves as of December 31, 2007 and 2006. Under the TRICARE contract for the North Region, we record amounts receivable and payable for estimated health care IBNR expenses and report such amounts separately on the accompanying consolidated balance sheet. These amounts are equal since the estimated health care IBNR expenses incurred are offset by an equal amount of revenues earned.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Catastrophic Reinsurance Subsidy—CMS will reimburse Health Net for 80% of the drug costs after a member reaches his or her $3,600 out of pocket catastrophic threshold. The CMS prospective payment (a flat PMPM cost reimbursement estimate) is received monthly based on the original CMS bid. After the year is complete, a settlement is made based on actual experience. Catastrophic reinsurance subsidy is accounted for as deposit accounting.

Low-Income Premium Subsidy—For qualifying low-income members, CMS will reimburse Health Net, on the member’s behalf, some or all of the monthly member premium depending on the member’s income level in relation to the Federal Poverty Level. The low-income premium subsidy is recognized evenly over the contract period and reported as part of health plan services premium revenue. Low-income premium subsidy is accounted for as deposit accounting.

Low-Income Member Cost Sharing Subsidy—For qualifying low-income members, CMS will reimburse Health Net, on the member’s behalf, some or all of a member’s cost sharing amounts (e.g. deductible, co-pay/coinsurance). The amount paid for the member by CMS is dependent on the member’s income level in relation to the Federal Poverty Level. Health Net receives prospective payments on a monthly basis, and they represent a cost reimbursement that is finalized and settled after the end of the year. Low-income member cost sharing subsidy is accounted for as deposit accounting.

CMS Risk Share—Health Net receives additional premium or return premium based on whether the actual costs are higher or lower than the level estimated in the original bid submitted to CMS. The premium adjustment calculation is performed in the subsequent year based on the full year of experience of the prior year or, in the event of program termination, based on the experience up to the date of such termination. Estimated CMS risk share amounts are recorded on a quarterly basis as part of health plan services premium revenue based on cumulative experience up to the date of the financial statements.

Health care costs and general and administrative expenses associated with Part D are recognized as the costs and expenses are incurred.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CMS Risk Factor Adjustments

We have an arrangement with CMS for certain of our Medicare products whereby periodic changes in our risk factor adjustment scores for certain diagnostic codes result in changes to our health plan services premium revenues. We recognize such changes when the amounts become determinable, supportable and the collectibility is reasonably assured.

We recognized $95.1 million of Medicare risk factor estimates in our health plan services premium revenues in the year ended December 31, 2007. Of this amount, $80.3 million, $13.2 million and $1.6 million were for the 2007, 2006 and 2003 payment years, respectively. We also recognized $27.2 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs in the year ended December 31, 2007. Of this amount, $22.5 million, $3.9 million and $ 0.8 million were for the 2007, 2006, and 2003 payment years, respectively.

We recognized $92.0 million of Medicare risk factor estimates in our health plan services premium revenues in the year ended December 31, 2006. Of this amount, $51.9 million, $37.0 million and $3.1 million were for the 2006, 2005 and 2004 payment years, respectively. We also recognized $29.1 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs in the year ended December 31, 2006. Of this amount, $14.9 million, $13.2 million and $1.0 million were for the 2006, 2005, and 2004 payment years, respectively.

We recognized $17.2 million for the year ended December 31, 2005 for favorable Medicare risk factor estimates from 2003 and 2004 in our health plan services premium revenues. We also recognized $9.7 million for the year ended December 31, 2005 of capitation expense related to the Medicare risk factor estimates from 2003 and 2004 in our health plan services costs.

TRICARE Contract Target Costs

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs, which is negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable, and the collectibility is reasonably assured. During the year ended December 31, 2007 and 2006, we recognized a decrease in the revenue estimate of $58 million and $104 million, respectively, and a decrease in the cost estimate of $75 million and $128 million, respectively.

Share-Based Compensation Expense

As of December 31, 2007, we had various long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, which are described more fully in Note 7. Prior to January 1, 2006, we accounted for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related Interpretations, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). No stock-based employee compensation cost for stock options was recognized in our Consolidated Statement of Operations for years ended December 31, 2005 or prior, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) using the modified—prospective transition method. Under such transition

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. The compensation cost that has been charged against income under our various long-term incentive plans was $24.3 million, $20.1 million and $2.5 million during the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $9.4 million, $7.8 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $18.0 million and $11.9 million excess tax benefits classified as a financing cash inflow for the years ended December 31, 2007 and 2006, respectively, would have been classified as operating cash inflows had we not adopted SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R) and upon issuance of the restricted shares pursuant to the restricted stock agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation and amortized over the applicable restricted periods. As a result of adopting SFAS No. 123(R) on January 1, 2006, we transferred the remaining unearned compensation balance in our stockholders’ equity to additional paid in capital. Prior to the adoption of SFAS No. 123(R), we recorded forfeitures of restricted stock, if any, and any compensation cost previously recognized for unvested awards was reversed in the period of forfeiture. Beginning in 2006, we record forfeitures in accordance with SFAS No. 123(R) by estimating the forfeiture rates for share-based awards upfront and recording a true-up adjustment for the actual forfeitures.

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

(Amounts in millions, except per share data)	2005
Net income, as reported	$229.8
Add: Stock- based employee compensation expense included in reported net income, net of related tax effects	1.5
Deduct: Total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	(12.2)

Net income, pro forma	$219.1

Basic net income per share:
As reported	$2.03
Pro forma	1.94
Diluted net income per share:
As reported	1.99
Pro forma	1.90

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with maturity of three months or less when purchased.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We periodically assess our available-for-sale investments for other-than-temporary impairment. Any such other-than-temporary impairment loss is recognized as a realized loss and measured as the excess of carrying value over fair value at the time the assessment is made.

Fair Value of Financial Instruments

The estimated fair value amounts of cash equivalents, investments available for sale, trade accounts and notes receivable and notes payable have been determined by us using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of trade receivables, long-term notes receivable and nonmarketable securities approximate the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed rate borrowings, including our Senior Notes and financing facility was $541.4 million as of December 31, 2007. The fair value of our variable rate borrowings, our bridge and term loans, as of December 31, 2006 was approximately $500 million, which was equal to the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. See Note 6 for our financing arrangements.

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of December 31, 2007 and December 31, 2006, the restricted cash and cash equivalents balances totaled $30.5 million and $6.7 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $79.3 million and $111.6 million as of December 31, 2007 and 2006, respectively, and are included in investments available-for-sale.

On May 31, 2007 we entered into an agreement with The Guardian Life Insurance Company of America (Guardian) to, in substance, purchase Guardian’s 50% interest in the HealthCare Solutions (HCS) business (see Note 3). In connection with this transaction, we agreed to establish escrowed funds to secure the payment of projected claims for former Guardian liabilities under the HCS arrangement during the claims run-out period. This restricted cash balance amounted to $37 million and is included in other noncurrent assets on the accompanying consolidated balance sheet as of December 31, 2007.

Interest Rate Swap Contracts

On December 19, 2007, we entered into a five-year, $175 million amortizing financing facility with a non-U.S. lender (see Note 6). In connection with the financing facility, we entered into an interest rate swap

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement under which we pay an amount equal to LIBOR times a notional principal amount and receive in return an amount equal to 4.3% times the same notional principal amount. The interest rate swap does not qualify for hedge accounting. Accordingly, the interest rate swap is reflected at positive fair value of $1.1 million in our consolidated balance sheet with an offset to net investment income in our consolidated statement of operations for the year ended December 31, 2007.

On September 26, 2006, we terminated the interest rate swap contracts (Swap Contracts) that we had used as a part of our hedging strategy to manage certain exposures related to the effect of changes in interest rates on our 8.375% senior notes due 2011 (Senior Notes), when we redeemed the entire $400 million in aggregate principal amount of the Senior Notes on August 14, 2006. We recognized a pretax loss of $11.1 million in connection with the termination and settlement of the Swap Contracts. See Note 6 for additional information regarding our Swap Contracts and the redemption of our Senior Notes.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Property and equipment that are held for sale are reported as part of current assets. Depreciation is computed using the straight-line method over the lesser of estimated useful lives of the various classes of assets or the remaining lease term, in case of leasehold improvements. The useful life for buildings and improvements is estimated at 35 to 40 years, and the useful lives for furniture, equipment and software range from three to ten years (see Note 5).

We capitalize certain consulting costs, payroll and payroll-related costs for employees related to computer software developed for internal use. We generally amortize such costs over a three to five-year period. Expenditures for maintenance and repairs are expensed as incurred. Major improvements, which increase the estimated useful life of an asset, are capitalized. Upon the sale or retirement of assets, the recorded cost and the related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is reflected in operations.

We periodically assess long-lived assets or asset groups including property and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If we identify an indicator of impairment, we assess recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. Long-lived assets are classified as held for sale and included as part of current assets when certain criteria are met. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved. During the years ended December 31, 2007, 2006 and 2005, we recorded no impairment charges.

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

We perform our annual impairment test on our recorded goodwill and intangible assets not subject to amortization as of June 30 or more frequently if events or changes in circumstances indicate that we might not

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recover the carrying value of these assets for each of our reporting units. Health Plans Services is our only reporting unit with goodwill as of December 31, 2007 and 2006. The impairment test follows a two-step approach. The first step determines if the goodwill is potentially impaired, and the second step measures the amount of the impairment loss, if necessary. Under the first step, goodwill is considered potentially impaired if the value of the reporting unit is less than the reporting unit’s carrying amount, including goodwill. Under the second step, the impairment loss is then measured as the excess of recorded goodwill over the fair value of goodwill, as calculated. The fair value of goodwill is calculated by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit as if the reporting unit was purchased in a business combination and the purchase price was the fair value of the reporting unit. We also re-assess the useful lives of our other intangible assets to determine that they properly reflect the estimated useful lives of these assets.

We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2007 for our health plans reporting unit and also re-evaluated the useful lives of our other intangible assets. No goodwill impairment was identified in our health plans reporting unit. We also determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives.

The changes in the carrying amount of goodwill by reporting unit are as follows:

	Health Plan Services	Total
	(Dollars in millions)
Balance as of January 1, 2006	$723.6	$723.6
Goodwill related to Universal Care Transaction (Note 3)	28.4	28.4

Balance as of December 31, 2006	$752.0	$752.0

Balance as of December 31, 2007	$752.0	$752.0

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of December 31, 2006:
Provider networks	$40.5	$(25.1)	$15.4	19.4
Employer groups	92.9	(92.9)	—	11.3
Customer relationships and other (Note 3)	29.5	(2.1)	27.4	11.1

	$162.9	$(120.1)	$42.8

As of December 31, 2007:
Provider networks	$40.5	$(27.7)	$12.8	19.4
Employer groups (Note 3)	75.0	(6.5)	68.5	6.5
Customer relationships and other (Note 3)	29.5	(4.9)	24.6	11.1
Trade name (Note 3)	3.1	(1.2)	1.9	1.5
Covenant not–to-compete (Note 3)	2.2	(0.6)	1.6	2.0

	$150.3	$(40.9)	$109.4

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortization expense was $12.7 million, $4.1 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2008	$19.0
2009	16.4
2010	15.9
2011	15.6
2012	15.2

Policy Acquisition Costs

Policy acquisition costs are those costs that vary directly with and related to the acquisition of new and renewal commercial health insurance business. Such costs include broker commissions, costs of policy issuance and underwriting, and other costs we incur to acquire new commercial business or renew existing business. Our commercial health insurance business typically has a one-year term and may be canceled upon a 30-day notice. We expense these costs as incurred in accordance with the Health Care Organization Audit and Accounting Guide and report them as selling expenses in our consolidated statements of operations.

Reserves for Contingent Liabilities

In the course of our operations, we are involved on a routine basis in various disputes with members, health care providers, and other entities, as well as audits by government agencies that relate to our services and/or business practices that expose us to potential losses.

We recognize an estimated loss, which may represent damages, assessment of regulatory fines or penalties, settlement costs, future legal expenses or a combination of the foregoing, as appropriate, from such loss contingencies when it is both probable that a loss will be incurred and that the amount of the loss can be reasonably estimated. Our loss estimates are based in part on an analysis of potential results, the stage of the proceedings, consultation with outside counsel and any other relevant information available.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. Our 10 largest employer group premiums receivable balances within each of our plans accounted for 27% and 45% of our total

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

premiums receivable as of December 31, 2007 and 2006, respectively. Our Medicare receivable from CMS represented 32% of total receivables as of December 31, 2007, compared with 42% as of December 31, 2006. Our 10 largest employer group premiums within each of our plans accounted for 18%, 20% and 21% of our health plan services premiums for the years then ended December 31, 2007, 2006 and 2005, respectively. The federal government is the only customer of our Government Contracts segment, with premiums and fees accounting for 100% of our Government Contracts revenue. In addition, the federal Government is a significant customer of the Company’s Health Plan Services segment as a result of its contract with CMS for coverage of Medicare-eligible individuals. Medicare revenues accounted for 24% of our health plan premiums in 2007.

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

Common stock equivalents arising from dilutive stock options, restricted common stock and RSUs are computed using the treasury stock method; for the years ended December 31, 2007, 2006 and 2005, this amounted to 2,513,000, 3,182,000 and 2,723,000 shares, respectively which include 239,000, 145,000 and 157,000 common stock equivalents from dilutive RSUs and restricted common stock, respectively.

Options to purchase an aggregate of 1,256,000, 1,258,000 and 669,000 shares of common stock were considered anti-dilutive during 2007, 2006 and 2005, respectively, and were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common stock for each respective period. These options expire through December 2017 (see Note 7).

We are authorized to repurchase our common stock under our stock repurchase program authorized by our Board of Directors. The Board of Directors increased the size of the stock repurchase program by $250 million to $700 million. The remaining authorization under our stock repurchase program as of December 31, 2007 was $346 million (see Note 8).

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized appreciation (depreciation), after tax, on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan (see Note 9). Reclassification adjustments for net gains (losses) realized, net of tax, in net income were $1.3 million, $2.6 million and $(2.9) million for the years ended December 31, 2007, 2006 and 2005, respectively.

Taxes Based on Premiums

We provide services in certain states which require premium taxes to be paid by us based on membership or billed premiums. These taxes are paid in lieu of or in addition to state income taxes and totaled $43.6 million in 2007, $36.2 million in 2006 and $34.4 million in 2005. These amounts are recorded in general and administrative expenses on our consolidated statements of operations.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We establish a valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). We continually review the adequacy of the valuation allowance and recognize the benefits from our deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized.

We file tax returns in many tax jurisdictions. Often, application of tax rules within the various jurisdictions is subject to differing interpretation. Despite our belief that our tax return positions are fully supportable, we believe that it is probable certain positions will be challenged by taxing authorities, and we may not prevail on the positions as filed. Accordingly, we maintain a liability for the estimated amount of contingent tax challenges by taxing authorities upon examination, in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which we adopted as of January 1, 2007. Prior to 2007, we maintained a liability pursuant to SFAS No. 5, “Accounting for Contingencies.” FIN 48 clarifies the accounting for uncertain taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. The interpretation also requires that any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements be recorded in a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment. See Note 10 to the consolidated financial statements for additional disclosures related to FIN 48 policies and the impact of adoption.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), Business Combinations. This statement replaces SFAS No. 141, Business Combinations. While retaining the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations, SFAS No. 141 (R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The standard also provides requirements for recognition and measurement of the goodwill acquired in the business combination or gain from a bargain purchase and establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is in the fiscal year beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financials statements. Under the new standard, noncontrolling interests no longer will be classified within a mezzanine section of the balance sheet but will be reported as a part of equity. The standard also changes a way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the FSP). The FSP amends FASB Statement No. 157, Fair Value Measurements (Statement 157), to delay the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not expect the impact of adopting SFAS No. 157 to be material to our consolidated financial statements.

Note 3—Acquisitions and Sales

Purchase of The Guardian Life Insurance Company of America’s (The Guardian) Interest in HealthCare Solutions

In 1995, we entered into a marketing and risk sharing arrangements with The Guardian covering primarily small group membership in the States of Connecticut, New York and New Jersey. Under these arrangements, our managed care and indemnity products were marketed to existing insureds of The Guardian. In addition, these products were distributed through the brokerage community in an integrated marketing effort under the trade name HealthCare Solutions (HCS). As part of these arrangements, we and The Guardian each retained 50% of the premiums and claims. In addition, we recovered from The Guardian a specified portion of the administrative expenses and the direct marketing costs which were shared equally.

On February 27, 2007, we announced that we entered into an agreement with The Guardian to, in substance, purchase The Guardian’s 50% interest in HCS (the “Guardian Transaction”). On May 31, 2007, we completed the Guardian Transaction which included terminating all pre-existing marketing and risk sharing arrangements and acquiring certain intangible rights from The Guardian. As a result, we recognize 100% of the HCS revenues, claims and administrative and marketing expenses. In connection with the Guardian Transaction, we paid The Guardian $80.3 million in cash, which was all allocated to acquired intangibles and was based on the future profits we expect to generate by owning 100% of the employer group contract relationships associated with the HCS business.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are subject to impairment tests. Identified intangible assets with definite useful lives are amortized on a straight-line basis over their estimated remaining lives. We have allocated the entire purchase price of $80.3 million to intangible assets with definite useful lives (see Note 2). All of the assets acquired were assigned to our Health Plan Services reportable segment.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The on-going financial results of the HCS business since May 31, 2007 are included in our Health Plan Services reportable segment for the year ended December 31, 2007 and are not material to our consolidated results of operations.

Sale-Leaseback of Shelton, Connecticut Property

On March 29, 2007, we sold our 68-acre commercial campus in Shelton, Connecticut (the Shelton Property) to The Dacourt Group, Inc. (Dacourt) and leased it back from Dacourt under an operating lease agreement for an initial term of ten years with an option to extend for two additional terms of ten years each. We received net cash proceeds of $83.9 million and recorded a deferred gain of $60.9 million, which is amortized into income as contra-G&A expense over the lease term.

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

The Pennsylvania Subsidiaries were historically reported as part of our Health Plan Services reportable segment. The revenues and expenses of the Pennsylvania Subsidiaries were negligible for the years ended December 31, 2006, and 2005.

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

The acquisition was accounted for using the purchase method of accounting. In accordance with SFAS No. 141, “Business Combinations” (SFAS No. 141), the purchase price was allocated to the fair value of assets acquired. See Note 2 for purchase price allocation of the fair value of the Universal Care assets acquired, including identifiable intangible assets and the excess of purchase price over the fair value of net assets acquired resulted in goodwill, which is deductible for tax purposes.

All of the net assets acquired were assigned to our Health Plan Services reportable segment.

The on-going financial results of the Universal Care transaction are included in our Health Plan Services reportable segment effective April 1, 2006 and are not material to our consolidated results of operations.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Investments

As of December 31, 2007 and 2006, the amortized cost, gross unrealized holding gains and losses, and fair value of our available-for-sale investments were as follows:

	2007
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Asset-backed securities	$504.9	$2.5	$(3.1)	$504.3
U.S. government and agencies	197.7	0.4	(0.5)	197.6
Obligations of states and other political subdivisions	563.0	2.8	(1.4)	564.4
Corporate debt securities	290.0	1.0	(2.0)	289.0
Other securities	1.8	0.1	—	1.9

	$1,557.4	$6.8	$(7.0)	$1,557.2

	2006
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Asset-backed securities	$524.5	$1.5	$(6.1)	$519.9
U.S. government and agencies	308.6	0.1	(4.9)	303.8
Obligations of states and other political subdivisions	427.9	1.8	(2.9)	426.8
Corporate debt securities	169.6	—	(4.4)	165.2
Other securities	0.2	0.1	—	0.3

	$1,430.8	$3.5	$(18.3)	$1,416.0

As of December 31, 2007, the contractual maturities of our available-for-sale investments were as follows:

	Cost	Estimated Fair Value
	(Dollars in millions)
Due in one year or less	$206.8	$206.0
Due after one year through five years	373.1	373.6
Due after five years through ten years	212.7	213.9
Due after ten years	258.0	257.5
Asset-backed securities	504.9	504.3
Other securities	1.9	1.9

Total available for sale	$1,557.4	$1,557.2

Proceeds from sales of investments available for sale during 2007 were $807.6 million, resulting in gross realized gains and losses of $6.2 million and $1.2 million, respectively. Proceeds from sales of investments available for sale during 2006 were $464.8 million, resulting in gross realized gains and losses of $6.5 million and $3.4 million, respectively. Proceeds from sales of investments available for sale during 2005 were $400.0 million, resulting in gross realized gains and losses of $0.5 million and $1.1 million, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows our investments’ gross unrealized losses and fair value for individual securities that have been in a continuous loss position through December 31, 2007:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed	$23.1	$(0.2)	$188.7	$(2.9)	$211.8	$(3.1)
U.S. government and agencies	3.7	—	100.3	(0.5)	104.0	(0.5)
Obligation of states and other political subdivisions	110.8	(1.0)	69.7	(0.4)	180.5	(1.4)
Corporate debt	26.5	(0.4)	111.3	(1.6)	137.8	(2.0)

	$164.1	$(1.6)	$470.0	$(5.4)	$634.1	$(7.0)

The following table shows the number of our individual securities that have been in a continuous loss position at December 31, 2007.

	Less than 12 Months	12 Months or More	Total
Asset-backed	15	63	78
U.S. government and agencies	3	27	30
Obligation of states and other political subdivisions	29	30	59
Corporate debt	10	37	47

	57	157	214

The following table shows our investments’ gross unrealized losses and fair value for individual securities that have been in a continuous loss position through December 31, 2006:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed	$112.0	$(0.6)	$245.4	$(5.5)	$357.4	$(6.1)
U.S. government and agencies	31.0	(0.1)	216.9	(4.8)	247.9	(4.9)
Obligation of states and other political subdivisions	68.6	(0.2)	204.9	(2.7)	273.5	(2.9)
Corporate debt	8.3	(0.1)	152.3	(4.3)	160.6	(4.4)

	$219.9	$(1.0)	$819.5	$(17.3)	$1,039.4	$(18.3)

The securities with an unrealized loss position are comprised of fixed rate debt securities of varying maturities. The value of fixed income securities is sensitive to changes to the yield curve and other market conditions, with the value decreasing as rates increase and increasing as rates decrease.

The fixed income securities listed above are highly rated securities with an average rating of “AA” and “Aa1” as rated by S&P and Moody’s, respectively. At this time, there is no indication of default on interest or principal payments. Currently, we have the intent and the ability to hold to recovery the securities in the unrealized loss position.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Property and Equipment

Property and equipment is comprised of the following as of December 31:

	2007	2006
	(Dollars in millions)
Land	$1.7	$3.4
Leasehold improvements under development	2.6	5.2
Buildings and improvements	43.4	45.9
Furniture, equipment and software	247.6	195.3

	295.3	249.8
Less accumulated depreciation	(116.5)	(98.6)

Property and equipment, net	$178.8	$151.2

Our depreciation expense was $ 30.3 million, $21.5 million and $30.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 6—Financing Arrangements

Amortizing Financing Facility

On December 19, 2007, we entered into a five-year, non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender. The financing facility was recorded net of approximately $27.6 million of imputed discount. The imputed interest rate was 6.6%, and the discount will be amortized into interest expense, which has no cash flow impact, over the term of the financing facility. A participation fee of approximately $27.6 million was also imputed, which is deferred and amortized into other income, which has no cash flow impact, over the term of the financing facility. We incurred a total of $1.1 million in debt related issuance costs in connection with the financing facility.

In conjunction with this financing arrangement, we formed certain entities for the purpose of facilitating this financing. We act as managing general partner of these entities. As of December 31, 2007, our net investment in these entities totaled $1.1 billion. These entities are primarily funded with financing from the non-U.S. lender of $175 million and inter-company borrowings of approximately $0.9 billion. The entities’ net obligations are not required to be collateralized. In connection with the financing facility, we entered into a guaranty which will require us, in certain circumstances provided under the financing facility, to guarantee the payments to be made by one of our subsidiaries to the financing facility participants. The creditors of the entities have no recourse to our general credit, and the assets of the entities are not available to satisfy any obligations to our general creditors. We consolidated these entities in accordance with FASB Interpretation No. 46 (revised December 23, 2003), “Consolidation of Variable Interest Entities” and Accounting Research Bulletin No. 51, “Consolidated Financial Statements” since they are either variable interest entities and we are their primary beneficiary or voting interest entities and we hold a controlling financial interest.

The financing facility requires one of our subsidiaries to pay semi-annual distributions, in the amount of $17.5 million, to be paid to a participant in the financing facility. Unless terminated earlier, the final payment under the facility is scheduled to be made on December 19, 2012. The financing facility also provides that the financing facility may be terminated through a series of put and call transactions: (1) at the option of one of our wholly-owned subsidiaries at any time after December 20, 2009, or (2) upon the occurrence of certain acceleration events set forth in the facilities documentation.

The financing facility includes limitations (subject to specified exclusions) on our and certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in transactions with affiliates; enter into agreements which will restrict the ability to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of ours or their business conducted on the closing date of the financing facility. In addition, the financing facility also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the financing facility. As of December 31, 2007, we were in compliance with all of the covenants under the financing facility.

In connection with the financing facility, we entered into an interest rate swap agreement. Under the interest rate swap agreement, we pay an amount equal to LIBOR times a notional principal amount and receive in return an amount equal to 4.3% times the same notional principal amount. The notional amount of the interest rate swap at December 31, 2007 was $175 million and the amount amortizes to be equal to the net outstanding amount due under the financing facility. The interest rate swap does not qualify for hedge accounting. Accordingly, the interest rate swap is reflected at positive fair value of $1.1 million in our consolidated balance sheet with an offset to net investment income in our consolidated statement of operations for the year ended December 31, 2007.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of December 31, 2007, we were in compliance with all of the covenants under the indenture governing the Senior Notes.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our Senior Notes payable balance was $398.1 and $0 million as of December 31, 2007 and 2006, respectively.

Revolving Credit Facility

On June 25, 2007, we entered into a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto, replacing our $700 million revolving credit facility which had a maturity date of June 30, 2009. As of December 31, 2007, no amounts were outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $779.2 million (see “—Letters of Credit” below).

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Letters of Credit

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2007 and December 31, 2006, we had outstanding letters of credit for $120.8 million and $117.2 million, respectively, resulting in the maximum amount available for borrowing under the revolving credit facility of $779.2 million as of December 31, 2007. As of December 31, 2007, no amounts have been drawn on any of these letters of credit. As of December 31, 2006, no amounts were drawn on the letters of credit and the maximum amount available for borrowing under the revolving credit facility was $582.8 million.

The weighted average annual interest rate on our financing arrangements was approximately 6.5%, 8.9% and 9.9% for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 7—Long-Term Equity Compensation

On December 31, 2007, the compensation cost that has been charged against income under our long-term incentive plans (the Plans) was $24.3 million. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $9.4 million (See Note 2).

The Plans permit the grant of stock options and other equity awards, including but not limited to restricted stock, restricted stock units (RSUs) and performance share awards to certain employees, officers and non-employee directors. The grant of any award other than an option reduces the number of shares of common stock available for issuance under the 2006 Long-Term Incentive Plan by two shares of common stock for each award and is deemed to be an award of two shares of common stock for each share subject to the award. Stock options are granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant. Stock options carry a maximum term of ten years, and, in

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

general, stock options and other equity awards vest based on one to five years of continuous service, except for certain awards where vesting may be accelerated by virtue of attaining certain performance targets. As of December 31, 2007, there were no outstanding options or awards that had market or performance condition accelerated vesting provisions. Certain stock options and other equity awards also provide for accelerated vesting under the circumstances set forth in the Plans and equity award agreements upon the occurrence of a change in control (as defined in the Plans). At the end of the ten-year term, unexercised stock options are set to expire. On March 4, 2005, the Board of Directors approved the termination of our employee stock purchase plan effective June 1, 2005. Prior to June 1, 2005, eligible employees were able to purchase on a monthly basis our Common Stock at 85% of the lower of the market price on either the first or last day of each month.

Performance share awards were granted in 2007 with 100% cliff vesting at the end of a three-year performance period and provide for vesting in 0% to 200% of shares granted. Shares delivered pursuant to each performance share award will take into account the Company’s attainment of specific performance conditions as outlined in each performance share award agreement.

We have reserved up to an aggregate of 12.2 million shares of our common stock for issuance under the Plans.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock and historical volatility of our stock. We estimated the expected term of options by using historical data to estimate option exercise and employee termination within a lattice-based valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from a lattice-based option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Strip yields in effect at the time of grant with maturity dates approximately equal to the expected life of the option at the grant date.

The following table provides the weighted-average values of assumptions used in the calculation of grant-date fair values during the years ended December 31:

	2007	2006	2005
Risk-free interest rate	4.53%	4.83%	4.29%
Expected option lives (in years)	4.8	4.4	3.7
Expected volatility for options	27.3%	27.7%	30.6%
Expected dividend yield	None	None	None

The weighted-average grant-date fair values for options granted during 2007, 2006 and 2005 were $16.91, $14.52 and $9.31, respectively. The total intrinsic value of options exercised was $69.4 million, $52.6 million and $55.3 million during the years ended December 31, 2007, 2006 and 2005, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under our various plans as of December 31, 2007, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	9,261,842	$28.92
Granted	332,863	52.80
Exercised	(2,657,053)	27.45
Forfeited or expired	(395,636)	34.79

Outstanding at December 31, 2007	6,542,016	$30.38	5.92	$119,191,206

Vested or expected to vest at December 31, 2007 (reflecting estimated forfeiture rates effective January 1, 2007)	6,196,139	$29.74	5.79	$116,585,115

Exercisable at December 31, 2007	4,073,810	$24.68	4.81	$96,250,733

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 7.63 – $20.60	301,085	2.06	$12.72	301,085	$12.72
21.57 – 22.64	704,233	4.59	22.61	704,233	22.61
22.76 – 23.02	905,987	3.25	23.01	905,987	23.01
23.40 – 23.64	275,750	6.23	23.64	204,000	23.64
23.83 – 24.06	788,845	5.17	24.05	783,845	24.06
24.13 – 28.90	895,675	6.05	28.33	549,279	28.22
28.99 – 29.20	716,081	7.14	29.20	240,580	29.20
29.28 – 44.28	661,363	7.02	35.13	326,076	33.58
44.34 – 49.06	1,024,484	8.30	47.40	48,125	46.84
49.56 – 58.07	268,513	9.19	54.20	10,600	51.35

$ 7.63 – $58.07	6,542,016	5.92	$30.38	4,073,810	$24.68

We have entered into restricted stock and RSU agreements with certain employees. We have awarded shares of restricted common stock under the restricted stock agreements and rights to receive common stock under the RSU agreements to certain employees. Each RSU represents the right to receive, upon vesting, one share of common stock. Awards of restricted stock and RSUs are subject to restrictions on transfer and forfeiture prior to vesting. During the years ended December 31, 2007, 2006 and 2005, we awarded 0, 0 and 30,000 shares of restricted common stock, respectively, and 945,479, 607,379 and 0 RSUs, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s restricted common stock as of December 31, 2007, and changes during the year then ended is presented below:

	Restricted Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2007	88,625	$25.26
Granted	—	—
Vested	(84,000)	25.18
Forfeited	(3,375)	27.90

Balance at December 31, 2007	1,250	$23.64

Expected to vest at December 31, 2007	1,250	$23.64

A summary of RSU activity under our various plans as of December 31, 2007, and changes during the year then ended is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	546,086	$47.19	$0.001
Granted	945,479	54.13	0.001
Vested	(188)	52.82	0.001
Forfeited	(153,047)	52.56	0.001

Outstanding at December 31, 2007	1,338,330	48.30	$0.001	2.22	$64,640,000

Expected to vest at December 31, 2007 (reflecting estimated forfeiture rates effective January 1, 2007)	1,095,843	$48.30	$0.001	2.22	$52,928,121

The fair value of restricted common stock and RSUs is determined based on the market value of the shares on the date of grant. The weighted-average grant-date fair values of restricted common stock granted during the years ended December 31, 2007, 2006 and 2005 were $0, $0 and $28.96, respectively. The total fair values of restricted shares vested during the years ended December 31, 2007, 2006 and 2005, were $4.6 million, $6.0 million and $1.5 million, respectively. The weighted-average grant-date fair values of RSUs granted during the years ended December 31, 2007 and 2006 were $54.13 and $47.16, respectively. No RSUs were granted prior to 2006. Compensation expense recorded for the restricted common stock was $2,000, $498,000 and $2,497,000 during the years ended December 31, 2007, 2006 and 2005, respectively. Compensation expense recorded for the RSUs was $14,973,000, $4,049,000 and $0 during the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock units and restricted stock was $15.1 million, $47.1 million and $0, respectively, which is expected to be recognized over a weighted-average period of 1.6 years, 2.8 years and 0 years, respectively.

Under the Company’s various stock option and long-term incentive plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and exercise price obligations arising from the vesting of stock options and other equity awards made thereunder. During the year ended December 31, 2007, we withheld 40,131 shares of common stock at the election of employees and non-employee directors to satisfy their tax withholding and exercise price obligations arising from the vesting of stock options and restricted stock awards.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We become entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options, restricted shares and RSUs when vesting occurs, the restrictions are released and the shares are issued. Stock options, restricted common stock and RSUs are forfeited if the employees terminate their employment prior to vesting.

Note 8—Capital Stock

As of December 31, 2007, there were 143,477,000 shares of our Common Stock issued and 33,178,000 shares of Common Stock held in treasury, resulting in 110,299,000 shares of our Common Stock outstanding.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Repurchase Program

On October 26, 2007, our Board of Directors increased the size of our stock repurchase program by $250 million, bringing the total amount of the program to $700 million. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from the employee stock options. We repurchased 4,322,959 shares during the year ended December 31, 2007, for aggregate consideration of approximately $230 million.

We used net free cash available to fund the share repurchases. The remaining authorization under our stock repurchase program as of December 31, 2007 was $346 million. As of December 31, 2007, we had repurchased an aggregate of 29,771,752 shares of our common stock under our stock repurchase program at an average price of $34.16 for aggregate consideration of approximately $1,017.0 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options).

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

Our stock repurchase program does not have an expiration date. The stock purchase program may be suspended or discontinued at any time. As of December 31, 2007, we have not terminated any repurchase program prior to its expiration date.

Note 9—Employee Benefit Plans

Defined Contribution Retirement Plans

We and certain of our subsidiaries sponsor defined contribution retirement plans intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Participation in the plans is available to substantially all employees who meet certain eligibility requirements and elect to participate. Employees may contribute up to the maximum limits allowed by Sections 401(k) and 415 of the Code, with Company contributions based on matching or other formulas. Our expense under these plans totaled

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$20.6 million, $16.0 million and $9.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in general and administrative expense in our consolidated statement of operations.

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

As of December 31, 2007 and 2006 the liability under these plans amounted to $48.6 million and $45.1 million, respectively. These liabilities are included in other noncurrent liabilities on our consolidated balance sheets. Deferred compensation expense is recognized for the amount of earnings or losses credited to participant accounts. Our expense under these plans totaled $3.3 million, $4.6 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in general and administrative expense in our consolidated statement of operations.

Pension and Other Postretirement Benefit Plans

In 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS No. 158). SFAS No. 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the employer’s fiscal year end, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS No. 158 does not change the amount of net periodic benefit cost included in net income or address the various measurements issues associated with postretirement benefit plan accounting. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 for public entities. The requirement to measure the funded status of a plan as of the date of its year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted the provisions of SFAS No. 158 at December 31, 2006, which resulted in an increase in pension obligation of $2.0 million and a decrease in accumulated other comprehensive income for the same amount.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the plans’ obligations and funded status at December 31:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(Dollars in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$25.2	$22.9	$9.7	$10.3
Service cost	1.3	1.1	0.3	0.4
Interest cost	1.4	1.2	0.5	0.6
Benefits paid	(0.9)	(0.9)	(0.4)	(0.4)
Actuarial (gain) loss	(0.8)	0.9	(0.6)	(1.2)

Benefit obligation, end of year	$26.2	$25.2	$9.5	$9.7

Change in fair value of plan assets:
Plan assets, beginning of year	$—	$—	$—	$—
Employer contribution	0.9	0.9	0.4	0.4
Benefits paid	(0.9)	(0.9)	(0.4)	(0.4)

Plan assets, end of year	$—	$—	$—	$—

Underfunded status, end of year	$(26.2)	$(25.2)	$(9.5)	$(9.7)

Amounts recognized in our consolidated balance sheet as of December 31 consist of:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(Dollars in millions)
Noncurrent assets	—	—	—	—
Current liabilities	$(1.0)	$(0.9)	$(0.5)	$(0.4)
Noncurrent liabilities	(25.2)	(24.3)	(9.0)	(9.3)

Net amount recognized	$(26.2)	$(25.2)	$(9.5)	$(9.7)

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in accumulated other comprehensive income as of December 31 consist of:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(Dollars in millions)
Prior service cost	$0.8	$1.1	$0.1	$0.1
Net loss (gain)	0.4	0.6	(0.2)	0.2

	$1.2	$1.7	$(0.1)	$0.3

The following table sets forth our plans with an accumulated benefit obligation in excess of plan assets at December 31:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(Dollars in millions)
Projected benefit obligation	$26.2	$25.2	$9.5	$9.7
Accumulated benefit obligation	17.7	18.3	9.5	9.7
Fair value of plan assets	$—	$—	$—	$—

Components of net periodic benefit cost recognized in our consolidated income statements as general and administrative expense for years ended December 31:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
	(Dollars in millions)
Service Cost	$1.3	$1.1	$1.0	$0.3	$0.4	$0.3
Interest Cost	1.4	1.2	1.2	0.5	0.6	0.5
Amortization of prior service cost	0.5	0.5	0.5	—	—	—
Amortization of net (gain) loss	—	0.1	—	0.1	0.1	(0.1)

Net periodic benefit cost	$3.2	$2.9	$2.7	$0.9	$1.1	$0.7

The estimated net (gain) loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0 million and $0.5 million, respectively.

All of our pension and other postretirement benefit plans are unfunded. Employer contributions equal benefits paid during the year. Therefore, no return on assets is expected.

Additional Information

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Assumptions
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	6.5%	5.8%	6.5%	5.8%
Rate of compensation increase	5.9%	5.9%	N/A	N/A

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	5.8%	5.5%	5.8%	5.8%	5.5%	5.9%
Rate of compensation increase	5.9%	5.8%	5.8%	N/A	N/A	N/A

The discount rates we used to measure our obligations under our pension and other post-retirement plans at December 31, 2007 and 2006 mirror the rate of return expected from high-quality fixed income investments.

	2007	2006
Assumed Health Care Cost Trend Rates at December 31:
Health care cost trend rate assumed for next year	10.2%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2007:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in millions)
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$1.0	$(0.9)

Contributions

We expect to contribute $1,010,000 to our pension plan and $524,000 to our postretirement health and life plans throughout 2008. The entire amount expected to be contributed, in the form of cash, to the defined benefit pension and postretirement health and life plans during 2008 is expected to be paid out as benefits during the same year.

Estimated Future Benefit Payments

We estimate that benefit payments related to our pension and postretirement health and life plans over the next ten years will be as follows:

	Pension Benefits	Other Benefits
	(Dollars in millions)
2008	$1.0	$0.5
2009	1.0	0.6
2010	1.0	0.7
2011	1.1	0.8
2012	1.3	0.8
Years 2013 – 2017	11.4	3.9

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Income Taxes

Significant components of the provision for income taxes are as follows for the years ended December 31:

	2007	2006	2005
	(Dollars in millions)
Current tax expense:
Federal	$50.8	$79.7	$111.4
State	15.9	19.1	31.0

Total current tax expense	66.7	98.8	142.4
Deferred tax expense	98.6	51.3	2.1
Interest expense, gross of related tax effects	(0.1)	(0.6)	2.0

Total income tax provision	$165.2	$149.5	$146.5

A reconciliation of the statutory federal income tax rate and the effective income tax rate on income is as follows for the years ended December 31:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax effect	5.1	2.9	5.4
Tax exempt interest income	(1.4)	(0.9)	(0.5)
Goodwill and intangible assets amortization	—	—	0.1
Class action lawsuit expenses	2.4	—	—
Valuation allowance against net operating losses and tax credits	5.3	—	—
Sale of subsidiaries	—	(6.2)	(0.6)
Other, net	(0.4)	0.4	(0.5)

Effective income tax rate	46.0%	31.2%	38.9%

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2007	2006
	(Dollars in millions)
DEFERRED TAX ASSETS:
Accrued liabilities	$173.1	$57.6
Insurance loss reserves and unearned premiums	20.4	16.2
Tax credit carryforwards	7.2	1.6
Accrued compensation and benefits	63.4	50.8
Deferred gain and revenues	33.3	—
Net operating and capital loss carryforwards	59.7	74.3
Other	0.9	5.8

Deferred tax assets before valuation allowance	358.0	206.3
Valuation allowance	(51.5)	(21.2)

Net deferred tax assets	$306.5	$185.1

DEFERRED TAX LIABILITIES:
Depreciable and amortizable property	$55.4	$57.4
Deferred revenue	34.7	27.3
Discount on notes	10.9	—
Other	24.9	12.6

Deferred tax liabilities	$125.9	$97.3

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2007, 2006 and 2005, income tax benefits attributable to employee stock option and restricted stock transactions of $26.2 million, $21.3 million and $21.3 million, respectively, were allocated to stockholders’ equity.

As of December 31, 2007, we had federal and state net operating loss carryforwards of approximately $110.9 million and $284.9 million, respectively. The net operating loss carryforwards expire at various dates through 2027.

Limitations on utilization may apply to approximately $92 million and $110.3 million of the federal and state net operating loss carryforwards, respectively. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits. Of the $51.5 million total valuation allowance, $13.1 million is related to the prior acquisition of a subsidiary. In the event the deferred tax assets for the net operating loss carryforwards of this subsidiary are realized, the future tax benefits will be allocated to reduce the associated goodwill.

Our tax provision for 2007 includes the impact of a $30.3 million increase to valuation allowances established against primarily net operating loss carryforwards and tax credits of a subsidiary for which the future realizability of these deferred tax assets has become improbable.

Included in our tax provision for 2006 is a $31.8 million tax benefit from the sale of a subsidiary primarily due to the difference in the amount of goodwill included in the carrying value of the stock prior to sale. The difference in carrying value and resulting loss on sale has been reported as a permanent difference in accordance with SFAS No. 109, “Accounting for Income Taxes.” This practice has been consistently applied with respect to prior, substantially similar transactions.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we increased the liability for unrecognized tax benefits by $77.2 million. Approximately $65.7 million of this increase also increased deferred tax assets, as the amount relates to tax benefits that we expect will be recognized but for which there exists uncertainty as to the timing of the benefits. Also included in the $77.2 million increase is a reclassification of $13.4 million from federal and state taxes payable to the liability for unrecognized benefits. The reclassification was necessary to properly encompass the potential impact of all uncertain tax positions within the liability for unrecognized tax benefits. The remaining impact of adopting FIN 48 was $1.9 million increase to retained earnings, recorded as a cumulative-effect adjustment as of January 1, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of related interest, is as follows:

(Dollars in millions)
Gross unrecognized tax benefits at January 1, 2007	$105.5
Decreases in unrecognized tax benefits related to a prior year	(38.4)
Increases in unrecognized tax benefits related to the current year	7.9
Settlements with taxing authorities	(16.2)
Lapse in statute of limitations for assessment	(3.7)

Gross unrecognized tax benefits at December 31, 2007	$55.1

Of the $59.8 million total liability at December 31, 2007 for unrecognized tax benefits, approximately $20.5 million would, if recognized, impact the company’s effective tax rate. The remaining $39.3 million would impact deferred tax assets.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognized interest and any applicable penalties which could be assessed related to unrecognized tax benefits in income tax provision expense. Accrued interest and penalties are included within the related tax liability in the consolidated balance sheet. During 2007, 2006 and 2005, $(0.1) million, $(0.4) million and $1.2 million of interest was recorded as income tax provision expense (benefit), respectively. We reported interest accruals of $4.4 million and $11.9 million at December 31, 2007 and 2006, respectively. Provision expense and accruals for penalties were immaterial in all reporting periods.

We file tax returns in the federal as well as several state tax jurisdictions. As of December 31, 2007, tax years subject to examination in the federal jurisdiction are 2006 and forward. The most significant state tax jurisdiction for the company is California, and tax years subject to examination by that jurisdiction are 2003 and forward. Presently we are under examination as a large taxpayer by the Internal Revenue Service covering tax year 2006, and in addition we are in the process of examination by various state taxing authorities. We do not believe that any ongoing examination will have a material impact on our consolidated balance sheet. In addition, we do not anticipate any significant changes to our liability for unrecognized tax benefits within the next 12 months.

During the year ended December 31, 2007, an examination was closed by the Internal Revenue Service of tax years 2003 through 2005. As a result, we paid approximately $17.0 million to resolve issues relating to the timing of deductions for certain items of deferred revenue, bad debts and a reserve for workers’ compensation. These issues had previously been included as uncertain tax positions in our liability for unrecognized tax benefits and as such, the settlement did not have a material impact on our consolidated statement of operations.

Note 11—Regulatory Requirements

All of our health plans as well as our insurance subsidiaries are required to periodically file financial statements with regulatory agencies in accordance with statutory accounting and reporting practices. Under the Knox-Keene Health Care Service Plan Act of 1975, as amended, California plans must comply with certain minimum capital or tangible net equity requirements. Our non-California health plans, as well as our health and life insurance companies, must comply with their respective state’s minimum regulatory capital requirements and, in certain cases, maintain minimum investment amounts for the restricted use of the regulators. Within the scope of state statutes and/or other parameters established by the regulators, we have discretion as to whether we invest such funds in cash and cash equivalents or other investments. Restricted cash and cash equivalents, as of December 31, 2007 and 2006, totaled $30.5 million and $6.7 million, respectively. Investment securities held by trustees or agencies pursuant to state regulatory requirements were $79.3 million and $111.6 million as of December 31, 2007 and 2006, respectively. See the “Restricted Assets” section in Note 2 for additional information.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under various state laws and regulations. During the year ended December 31, 2007, we made capital contributions of $76.4 million to various subsidiaries to meet RBC or other statutory capital requirements. Of this amount, $48.9 million was directly related to the Guardian Transaction. As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to us. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends which can be paid by the insurance company subsidiaries to us without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. Management believes that as of December 31, 2007, all of our health plans and insurance subsidiaries met their respective regulatory requirements.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In its December 6, 2006 Order, the District Court also ordered that Health Net produce a large number of privileged documents that were first discovered and revealed by Health Net as a result of the email backup tape restoration effort discussed above. We appealed that order to the Third Circuit where it is still pending. Finally, pursuant to the December 6 Order, the District Court appointed a Special Master to determine if we have complied with all discovery orders. In her Report, the Special Master found, among other things, that: (1) “There was no evidence of intentional or deliberate destruction of emails;” (2) “There is no evidence of destruction of emails by any individual;” and (3) “There was no evidence of intentional, malicious or bad faith conduct.” As a result of these findings, plaintiffs requested that the District Court accept the Special Master’s Report, but reject the portion containing the above quotes. We have opposed the request that portions of the Report be expunged. The Court has yet to rule on plaintiffs’ request.

Due to the developments in the McCoy/Wachtel cases during the fourth quarter of 2006, we recorded a charge of $37.1 million representing our best estimate of future legal defense costs. No amount was recorded for the probable loss of the claim, because at that time the probable loss of the claim could not be reasonably estimated.

In August 2007, we engaged in mediation with the plaintiffs that resulted in an agreement in principle to settle McCoy, Wachtel and Scharfman. A definitive settlement agreement has not yet been finalized. Once it is finalized, the agreement will be subject to approval by the District Court. The material terms of our agreement in

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

principle with the plaintiffs are as follows: (1) Health Net will establish a $175 million cash settlement fund which will be utilized to pay class members, plaintiffs’ attorneys’ fees and expenses and regulatory remediation of claims up to $15 million paid by Health Net to members in New Jersey relating to Health Net’s failure to comply with specific New Jersey state laws relating to ONET and certain other claims payment practices; (2) Health Net will establish a $40 million prove-up fund to compensate eligible class members who can prove that they paid out of pocket for certain ONET claims or who have received balance bills for such services after May 5, 2005; and (3) Health Net will implement various business practice changes relating to its handling of ONET claims, including changes designed to enhance information provided to its members on ONET reimbursements. In addition, the parties have agreed to jointly request that the District Court forego the imposition of any further sanctions, penalties or fines against Health Net or its representatives. These amounts have been accrued for in our consolidated statements of operations for the year ended December 31, 2007.

Due to the length of time it has taken to negotiate a series of complex settlement terms with plaintiffs, we agreed with plaintiffs to deposit $160 million into an escrow fund to be used as the cash settlement fund referenced above when a settlement is finally agreed to and approved by the District Court. On January 28, 2008, the $160 million was placed into an escrow account where it will accrue interest until the settlement is finalized. If the settlement is finalized and approved by the District Court, the interest earned on the escrow funds will be used for the benefit of class members. If the settlement is not finalized or approved, the escrow funds together with the interest will be returned to us. Once a definitive settlement agreement is entered into and approved by the District Court, distributions will be made to class members, Health Net will be released from further liability and the cases will be dismissed.

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

In Re Managed Care Litigation

Various class action lawsuits brought on behalf of health care providers against managed care companies, including us, were transferred by the Judicial Panel on Multidistrict Litigation (JPML) to the United States District Court for the Southern District of Florida for coordinated or consolidated pretrial proceedings in In Re Managed Care Litigation, MDL 1334. As set forth below, all such provider track actions that were filed against us have been dismissed, including four cases that were voluntarily dismissed without prejudice.

The first provider track case was filed against us on May 25, 2000. These provider track actions generally alleged that the defendants, including us, systematically underpaid physicians and other health care providers for medical services to members, have delayed payments to providers, imposed unfair contracting terms on providers, and negotiated capitation payments inadequate to cover the costs of the health care services provided and assert claims under the RICO, ERISA, and several state common law doctrines and statutes. The lead physician provider track action asserted claims on behalf of physicians and sought certification of a nationwide class.

On May 3, 2005, we and the representatives of approximately 900,000 physicians and state and other medical societies announced that we had signed an agreement settling the lead physician provider track action.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 26, 2005, the District Court issued an order granting its final approval of the settlement agreement and directing the entry of final judgment. Four physicians appealed the order approving the settlement, but each of the physicians moved to dismiss their appeals, and all of the appeals were dismissed by the Eleventh Circuit by June 20, 2006. On July 6, 2006, we made payments, including accrued interest, totaling approximately $61.9 million pursuant to the settlement agreement. On July 19, 2006, joint motions to dismiss were filed in the District Court with respect to all of the remaining tag-along actions in MDL 1334 filed on behalf of physicians, and the District Court subsequently granted these joint motions to dismiss. As a result of the physician settlement agreement, the dismissals of the various appeals, and the dismissals of the tag along actions involving physician providers, all cases and proceedings relating to the physician provider track actions against us have been resolved.

Four other cases in MDL 1334 were brought on behalf of non-physician health care providers against us and other managed care companies and sought certification of a nationwide class of similarly situated non-physician health care providers. On October 15, 2007, the Court issued an order dismissing pending motions without prejudice and requiring parties in the tag-along actions to file status reports indicating whether there is still a case or controversy in each respective case, and notifying the parties that failure to file such a report as to an action will result in the matter being dismissed with prejudice. In response to this order, on November 9, 2007, three of the non-physician cases against us were voluntarily dismissed without prejudice. On January 30, 2008, the fourth non-physician case against us was also voluntarily dismissed without prejudice, leaving no cases pending against us in MDL 1334.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 3, 2006, we filed a complaint in the U.S. District Court for the Middle District of Louisiana and simultaneously filed an identical suit in the 19th Judicial District Court in East Baton Rouge Parish seeking to nullify the three judgments that were rendered against us on the grounds of ill practice which resulted in the judgments entered. We have alleged that the judgments and other prejudicial rulings rendered in these cases were the result of impermissible ex parté contacts between the receivers, their counsel and the trial court during the course of the litigation. Preliminary motions and exceptions have been filed by the receivers for AmCare-TX, AmCare-OK and AmCare-LA seeking dismissal of our claim for nullification on various grounds. The federal magistrate, after considering the briefs of the parties, found that Health Net had a reasonable basis to infer possible impropriety based on the facts alleged, but also found that the federal court lacked jurisdiction to hear the nullity action and recommended that the suit be dismissed. The federal judge dismissed Health Net’s federal complaint and Health Net has appealed to the U.S. Fifth Circuit Court of Appeals. The state court nullity action has been stayed pending the resolution of Health Net’s jurisdictional appeal in the federal action which is scheduled for oral argument on March 5, 2008.

We have vigorously contested all of the claims asserted against us by the plaintiffs in the consolidated Louisiana actions since they were first filed. We intend to vigorously pursue all avenues of redress in these cases,

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Litigation Relating to Rescission of Policies

In recent years, there has been growing public attention in California to the practices of health plans and health insurers involving the rescission of members’ policies for misrepresenting their health status on applications for coverage. On October 23, 2007, the California Department of Managed Health Care (DMHC) and the California Department of Insurance (DOI) announced their intention to issue joint regulations limiting the rights of health plans and insurers to rescind coverage. In addition, effective January 1, 2008, newly enacted legislation in California requires health plans and insurers to pay health care providers who, under certain circumstances, have rendered services to members whose policies are subsequently rescinded. The issue of rescissions has also attracted increasing media attention, and the DMHC has been conducting surveys of the rescission practices of health plans, including ours. Other government agencies have also announced their interest in investigating rescission and related activities of health plans.

On February 20, 2008, the Los Angeles City Attorney filed a complaint against Health Net in the Los Angeles Superior Court relating to our underwriting practices and rescission of certain individual policies. The complaint seeks equitable relief and civil penalties for, among other things, alleged false advertising, violations of unfair competition laws and violations of the California Penal Code.

We are party to arbitrations and litigation in which rescinded members allege that we unlawfully rescinded their coverage. In addition, we have been threatened with two class action lawsuits that would be brought on behalf of all individuals whose policies were rescinded for misrepresentation. The lawsuits generally seek not only the cost of medical services that were not paid for as a result of the rescission, but in some cases they also seek damages for emotional distress, attorney fees and punitive damages. On February 21, 2008, we received an arbitration decision in a case involving the rescission of an individual insurance policy. The arbitration decision ordered us to pay approximately $9.4 million in medical service costs, emotional distress and punitive damages. To provide for this judgment, we have accrued $10.0 million, including estimated attorney fees, in our financial statements for the year ended December 31, 2007. The payment of this judgment will be funded by operating cash flow.

We intend to defend ourselves vigorously in each of the cases involving rescission. The cases are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and/or financial condition could be materially affected by an ultimate unfavorable resolution of these cases depending, in part, upon the results of operations or cash flow for such period.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 13, 2008, the New York Attorney General (“NYAG”) announced that his office is conducting an industry-wide investigation into the manner in which health insurers calculate “usual, customary and reasonable” charges for purposes of reimbursing members for out-of-network medical services. The NYAG’s office has issued subpoenas to 16 health insurance companies, including us, in connection with this investigation. As described by the NYAG in a press conference on February 13, 2008, the threatened claims appear to be similar to those asserted by the plaintiffs in the McCoy, Wachtel and Scharfman cases described above. We intend to respond to the subpoena and cooperate with the NYAG as appropriate in his investigation.

On September 12, 2007, HNNJ received notification from NJDMAHS that it would assess HNNJ’s provider network panels as of September 24, 2007 and that NJDMAHS may impose a daily penalty for each network deficiency (originally $250/day, potentially to increase to $500/day). We are actively working to remediate any deficiencies, and the NJDMAHS has acknowledged our progress in this area. On November 29, 2007, HNNJ received a second notification from NJDMAHS imposing a daily penalty as of August 15, 2007 (originally $250/day, increased to $500/day as of December 12, 2007) against HNNJ until we have demonstrated that our continuity of care for care management of certain of our populations is in compliance with contractual requirements. We have filed objections to and appealed this Notice of Imposition of Liquidated Damages on grounds including lack of due process. HNNJ is actively working to remediate any existing deficiencies associated with the continuity of care for care management, and expects to complete these efforts in late 2008.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Potential Settlements

We regularly evaluate litigation matters pending against us, including those described above, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in a significant earnings charge in any particular quarter in which we enter into a settlement agreement. We have recorded reserves and accrued costs for future legal costs for certain significant matters described above. These reserves and accrued costs represent our best estimate of probable loss, including related future legal costs for such matters, both known and incurred but not reported, although our recorded amounts might ultimately be inadequate to cover such costs. Therefore, the costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our financial condition or results of operations. As noted above under “Class Action Litigation —McCoy v. Health Net, Inc. et al, Wachtel v. Health Net, Inc., et al, and Scharfman, et al v. Health Net, Inc., et al” we are in the process of finalizing an agreement to settle the McCoy, Wachtel and Scharfman cases.

Operating Leases and Other Purchase Obligations

Operating Leases

We lease administrative office space throughout the country under various operating leases. Certain leases contain renewal options and rent escalation clauses. Certain leases are cancelable with substantial penalties.

On March 29, 2007, we sold our 68-acre commercial campus in Shelton, Connecticut (the “Shelton Property”) to The Dacourt Group, Inc. (“Dacourt”) and leased it back from Dacourt under an operating lease agreement for an initial term of ten years with an option to extend for two additional terms of ten years each. The total future minimum lease commitments under the lease are approximately $77.1 million.

Effective January 1, 2005, we entered into an operating lease agreement to renew our leased office space in Woodland Hills, California for our corporate headquarters. The new lease is for a term of 10 years and has provisions for space reduction at specific times over the term of the lease, but it does not provide for complete cancellation rights. The total future minimum lease commitments under the lease are approximately $23.8 million.

On June 30, 2005, we entered into a Master Lease Financing Agreement (Lease Agreement) with an independent third party (Lessor). Pursuant to the terms of the Lease Agreement, we sold certain of our non-real estate fixed assets with a net book value of $76.5 million as of June 30, 2005 to Lessor for the sale price of $80 million (less approximately $1.0 million in certain costs and expenses) and simultaneously leased such assets from Lessor under an operating lease for an initial term of three years, which term may be extended at our option for an additional term of four quarters subject to the terms of the Lease Agreement. The total future minimum lease commitments under the lease are approximately $41.3 million.

Other Purchase Obligations

We have entered into long-term agreements to receive services related to a nurse advice line and other related services, disease and condition management and pharmacy benefit management. The remaining terms are one year for nurse advice line and other related services, one year for disease and condition management and

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

three years for pharmacy benefit management. The total future minimum commitments under these agreements are $25.9 million and are included in the table below. We have also entered into a three-year contract agreement with an external third party service provider for it to provide outsourcing services such as enrollment and member billing services as well as claims processing services for our Prescription Drug Plan and Private Fee for Service products. Termination of this agreement is subject to certain termination provisions. The remaining term for this contract is eighteen months. The total future commitment under the agreement is approximately $9.5 million.

We have also entered into contracts with our health care providers and facilities, the federal government, IT service companies and other parties within the normal course of our business for the purpose of providing health care services. Certain of these contracts are cancelable with substantial penalties.

As of December 31, 2007, future minimum commitments for operating leases and other purchase obligations for the years ending December 31 are as follows:

	Operating Leases	Other Purchase Obligations
	(Dollars in millions)
2008	$107.0	$44.6
2009	56.6	10.7
2010	46.4	3.2
2011	43.8	1.7
2012	27.3	0.8
Thereafter	72.5	—

Total minimum commitments	$353.6	$61.0

Lease expense totaled $70.7 million, $69.3 million and $54.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Other purchase obligation expenses totaled $39.3 million, $33.8 million and $29.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

We will recognize a liability for any amounts actually, or expected to be, funded to these surety bonds or drawn down from the letters of credit. At this time, the Company does not believe it will be required to fund or draw down any amounts related to the surety bonds or the LC. Accordingly, no liability related to the surety bonds or the LC has been recognized in the Company’s financial statements as of December 31, 2007 and 2006.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Related Parties

One current executive officer of the Company is a director of an industry-related association, of which the Company is a member and we paid dues of $1.1 million, $1.1 million and $1.0 million in 2007, 2006 and 2005, respectively.

As of December 31, 2007, there were no employee loans outstanding.

Note 14—Litigation, Severance and Related Benefit Costs

The following sets forth the principal components of litigation, severance and related benefit costs for the years ended December 31:

	2006	2005
	(Dollars in millions)
Litigation	$37.1	$81.6
Severance and related benefit costs	—	1.7

Total	$37.1	$83.3

2006 Charges

We recorded the $37.1 million litigation charge in the fourth quarter of 2006 in connection with recent developments in the Wachtel v. Health Net, Inc. et al. and McCoy v. Health Net, Inc. et al. cases. These two lawsuits are styled as nationwide class actions and are pending in the United States District Court for the District of New Jersey on behalf of a class of subscribers in a number of our large and small employer group plans. The litigation charge was recorded in anticipation of the Company’s on-going litigation defense expenses in these matters. These lawsuits were settled in the third quarter of 2007. See Note 12 for additional information on this litigation matter.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 2, 2005 and November 4, 2005, a total of three separate judgments were entered against us in connection with a lawsuit arising from the 1999 sale of three of our health plan subsidiaries to Amcareco, Inc. The aggregate amount of the judgments was $108.7 million. During the three months ended June 30, 2005, we recorded a pretax charge of $15.9 million representing total estimated legal defense costs related to this litigation. As of December 31, 2007, no modifications have been made to the original estimated cost. The Company did not accrue any amount for the compensatory or punitive damages awards as of December 31, 2005 and intends to vigorously appeal this judgment.

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

We evaluate performance and allocate resources based on segment pretax income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2), except that intersegment transactions are not eliminated. We include investment income, administrative services fees and other income and expenses associated with our corporate shared services and other costs in determining Health Plan Services segment’s pretax income to reflect the fact that these revenues and expenses are primarily used to support Health Plan Services reportable segment. We currently manage our assets on consolidated basis. Accordingly, asset information by reportable segments have not been disclosed.

The debt refinancing charge and litigation, severance and related benefit costs are excluded from our measurement of segment performance since they are not managed within either of our reportable segments.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below are segment data for the three years ended December 31.

2007

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$11,435.3	$2,501.7	$—	$13,937.0
Intersegment revenues	9.6	—	(9.6)	—
Net investment income	120.2	—	—	120.2
Administrative services fees and other income	51.1	—	—	51.1
Interest expense	32.5	—	—	32.5
Depreciation and amortization	43.0	—	—	43.0
Share-based compensation expense	22.7	1.6	—	24.3
Segment pretax income	$164.8	$194.1	$—	$358.9

2006

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$10,364.7	$2,376.0	$—	$12,740.7
Intersegment revenues	10.1	—	(10.1)	—
Net investment income	111.0	—	—	111.0
Administrative services fees and other income	56.6	—	—	56.6
Interest expense	51.2	—	—	51.2
Depreciation and amortization	25.6	—	—	25.6
Share-based compensation expense	18.0	2.1	—	20.1
Segment pretax income	$444.5	$141.5	$—	$586.0

2005

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$9,506.9	$2,307.5	$—	$11,814.4
Intersegment revenues	8.6	—	(8.6)	—
Net investment income	72.8	—	—	72.8
Administrative services fees and other income	53.4	—	—	53.4
Interest expense	44.6	—	—	44.6
Depreciation and amortization	33.7	—	—	33.7
Segment pretax income	$363.4	$96.2	$—	$459.6

Our health plan services premium revenue by line of business is as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Commercial premium revenue	$7,468.0	$6,903.5	$6,797.3
Medicare Risk premium revenue	2,778.9	2,304.4	1,574.1
Medicaid premium revenue	1,188.4	1,156.8	1,135.5

Total Health Plan Services premiums	$11,435.3	$10,364.7	$9,506.9

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income from continuing operations before income taxes and cumulative effect of a change in accounting principle for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(Dollars in millions)
Total reportable segment pretax income	$358.9	$586.0	$459.6
Debt refinancing charge	—	(70.1)	—
Litigation, severance and related benefit costs	—	(37.1)	(83.3)

Income from continuing operations before income taxes	$358.9	$478.8	$376.3

Note 16—Reserves for Claims and Other Settlements

Reserves for claims and other settlements include reserves for claims (incurred but not reported (IBNR) claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our Health Plan Services reporting segment. The table below provides a reconciliation of changes in reserve for claims for the years ended December 31, 2007, 2006 and 2005.

	Health Plan Services Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Reserve for claims (a), beginning of period	$754.2	$768.7	$794.6
Incurred claims related to:
Current year	5,790.7	5,222.0	5,130.4
Prior years (c)	0.6	(77.3)	(114.5)

Total incurred (b)	5,791.3	5,144.7	5,015.9

Paid claims related to:
Current year	4,972.3	4,485.7	4,401.3
Prior years	734.5	673.5	640.5

Total paid (b)	5,706.8	5,159.2	5,041.8

Reserve for claims (a), end of period	838.7	754.2	768.7
Add:
Claims payable	161.9	195.6	126.7
Claims-related remediations (f)	201.5	—	—
Reserve for provider disputes (d)	2.2	8.3	50.5
Other (e)	96.1	90.7	94.3

Reserves for claims and other settlements, end of period	$1,300.4	$1,048.8	$1,040.2

(a)	Consists of incurred but not reported claims and received but unprocessed claims and reserves for loss adjustment expenses.
(b)	Includes medical claims only. Capitation, pharmacy and other payments including provider settlements are not included.
(c)

This line represents the change in reserves attributable to the difference between the original estimate of incurred claims for prior years and the revised estimate. In developing the revised estimate, there have been no changes in the approach used to determine the key actuarial assumptions, which are the completion factor and medical cost trend. Claims liabilities are estimated under actuarial standards of practice and generally

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accepted accounting principles. The majority of the reserve balance held at each quarter-end is associated with the most recent months’ incurred services because these are the services for which the fewest claims have been paid. The majority of the adjustments to reserves relate to variables and uncertainties associated with actuarial assumptions. The degree of uncertainty in the estimates of incurred claims is greater for the most recent months’ incurred services. Revised estimates for prior years are determined in each quarter based on the most recent updates of paid claims for prior years. As of December 31, 2007, incurred claims related to prior years were estimated to be $0.6 million higher than originally estimated at December 31, 2006. The majority of this amount was due to adjustments to our reserves that related to variables and uncertainties associated with our assumptions. In 2007, as our reserve balance for older months of service decreased, and estimates of our incurred costs for older dates of service became more certain and predictable, our estimates of incurred claims related to prior periods were adjusted accordingly.

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
(d)	Includes $35 million as of December 31, 2005, for reserves related to provider settlements associated with claims processing and payment issues initially recognized during the fourth quarter of 2004.
(e)	Includes accrued capitation, shared risk settlements, provider incentives and other reserve items.
(f)	Includes charges for claims-related matters, class disbursements and remediations recognized during the third quarter of 2007. See Note 12 for further information on this class action litigation.

The following table shows the Company’s health plan services capitated and non-capitated expenses for the years ended December 31:

	Health Plan Services
	2007	2006	2005
	(Dollars in millions)
Total incurred claims	$5,791.3	$5,144.7	$5,015.9
Capitated expenses and shared risk	2,398.5	2,396.8	2,270.7
Pharmacy and other	1,573.1	1,058.9	726.4

Health plan services	$9,762.9	$8,600.4	$8,013.0

For the years ended December 31, 2007, 2006 and 2005, the Company’s capitated, shared risk, pharmacy and other expenses represented 41%, 40% and 37%, respectively, of the Company’s total health plan services.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Quarterly Information (Unaudited)

The following interim financial information presents the 2007 and 2006 results of operations on a quarterly basis:

2007

	March 31	June 30(1)	September 30		December 31
	(Dollars in millions, except per share data)
Total revenues	$3,428.9	$3,464.2	$3,631.9		$3,583.3
Health plan services costs	2,341.1	2,381.3	2,631.2		2,409.3
Government contracts costs	567.1	570.5	613.3		556.7
Income (loss) from operations before income taxes	143.1	148.7	(121.5	)(2)	188.6	(3)
Net income (loss)	88.6	92.0	(103.8)		116.9
Basic earnings per share	$0.79	$0.82	$(0.93)		$1.06
Diluted earnings per share (4)	$0.77	$0.80	$(0.93)		$1.04

(1)	Includes the impact of Guardian Transaction (see Note 3) effective May 31, 2007.
(2)	Includes $296.8 million litigation and regulatory-related charge.
(3)	Includes $10.0 million arbitration award.
(4)	The sum of the quarterly amounts may not equal the year-to-date amounts due to rounding.

2006

	March 31(3)	June 30(1),(3)	September 30(1),(3)		December 31(1),(3)
	(Dollars in millions, except per share data)
Total revenues	$3,186.6	$3,266.1	$3,247.4		$3,208.2
Health plan services costs	2,105.2	2,182.0	2,174.2		2,139.0
Government contracts costs	595.1	590.1	538.2		511.1
Debt refinancing charge	—	—	70.1		—
Litigation charge	—	—	—		37.1
Income from operations before income taxes	124.9	126.1	92.6		135.2
Net income	76.6	77.0	90.9	(2)	84.8
Basic earnings per share	$0.67	$0.67	$0.78	(2)	$0.74
Diluted earnings per share	$0.65	$0.65	$0.76	(2)	$0.72

(1)	Includes the operations of Universal Care Acquisition effective April 1, 2006.
(2)	Includes $32 million of income tax benefit from the sale of certain subsidiaries (see Note 10).
(3)	Includes CMS risk factor adjustments for our Medicare business.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
REVENUES:
Net investment income	$8,294	$15,269	$5,997
Other income	2,641	2,902	3,213
Administrative service agreements	411,232	376,562	352,032

Total revenues	422,167	394,733	361,242
EXPENSES:
General and administrative	643,971	392,594	351,721
Depreciation and amortization	21,263	14,280	18,837
Interest	32,005	51,149	44,631
Debt refinancing charge	—	70,095	—
Litigation, severance and related benefit costs	—	37,093	83,592

Total expenses	697,239	565,211	498,781

Loss from operations before income taxes and equity in net income of subsidiaries	(275,072)	(170,478)	(137,539)
Income tax benefit	126,615	53,221	53,543
Equity in net income of subsidiaries	342,154	446,570	313,781

Net income	$193,697	$329,313	$229,785

See accompanying note to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$271,012	$206,165
Other assets	30,772	29,140
Deferred taxes	90,737	33,409
Due from subsidiaries	84,254	75,238

Total current assets	476,775	343,952
Property and equipment, net	125,598	94,091
Goodwill	394,784	394,784
Other intangible assets, net	4,948	5,573
Investment in subsidiaries	3,758,637	2,530,396
Notes receivable due from subsidiaries	10,000	10,000
Other assets	67,734	59,181

Total Assets	$4,838,476	$3,437,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to subsidiaries	$203,195	$247,613
Bridge loan	—	200,000
Other liabilities	338,179	188,751

Total current liabilities	541,374	636,364
Intercompany notes payable—long term	1,876,936	635,385
Long term debt	398,071	300,000
Long term deferred taxes	8,271	9,018
Other liabilities	138,242	78,245

Total Liabilities	2,962,894	1,659,012

Commitments and contingencies
Stockholders’ Equity:
Common stock	144	140
Additional paid-in capital	1,151,251	1,027,878
Treasury common stock, at cost	(1,123,750)	(891,294)
Retained earnings	1,849,097	1,653,478
Accumulated other comprehensive loss	(1,160)	(11,237)

Total Stockholders’ Equity	1,875,582	1,778,965

Total Liabilities and Stockholders’ Equity	$4,838,476	$3,437,977

See accompanying note to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
		As Restated See Note 2	As Restated See Note 2
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$216,043	$183,188	$39,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	—	—	44,188
Maturities of investments	—	—	28
Purchases of investments	—	—	(44,185)
Sales of property and equipment	34	393	98,662
Purchases of property and equipment	(52,198)	(55,033)	(60,770)
Notes receivable due from subsidiaries	—	(10,000)	—
Cash (paid) received related to the (acquisition) sale of businesses	(79,484)	(70,394)	3,106
Capital contributions to subsidiaries	(1,002,273)	—	(160,074)
Sales (purchases) of restricted investments and other	(5,915)	12,456	25,081

Net cash (used in) provided by investing activities	(1,139,836)	(122,578)	(93,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checks outstanding, net of deposits	2,240	(12,650)	(3,046)
Excess tax benefit on share-based compensation	10,912	8,083	—
Net borrowings from subsidiaries	1,241,551	105,299	82,340
Proceeds from exercise of stock options and employee stock purchases	72,622	70,294	73,484
Proceeds from issuance of notes and other financing arrangements	493,535	497,334	—
Repayment of debt under financing arrangements	(600,000)	(465,045)	—
Repurchase of common stock	(232,220)	(253,502)	(449)

Net cash provided by financing activities	988,640	(50,187)	152,329

Net increase in cash and cash equivalents	64,847	10,423	97,939
Cash and cash equivalents, beginning of period	206,165	195,742	97,803

Cash and cash equivalents, end of period	$271,012	$206,165	$195,742

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

Note 2 —Restatement

We have restated certain amounts on the condensed statements of cash flows for the years ended December 31, 2006 and 2005. Prior to 2007, dividends received from subsidiaries and capital contributions to subsidiaries had been reported as part of net cash provided by (used in) financing activities. Dividends received from subsidiaries should have been reported as part of net cash flows provided by operating activities and capital contributions to subsidiaries should have been reported as part of net cash used in investing activities. This restatement has no impact to the condensed balance sheets or condensed statements of operations as previously reported.

The following table summarizes the restatement adjustments and their impact on our condensed statements of cash flows as previously reported for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005
Net cash provided by operating activities as previously reported	$36,288	$29,574
Dividends received from subsidiaries	146,900	10,000

Net cash provided by operating activities as restated	$183,188	$39,574

Net cash provided by investing activities as previously reported	$(122,578)	$66,110
Capital contributions to subsidiaries	—	(160,074)

Net cash provided by investing activities as restated	$(122,578)	$(93,964)

Net cash provided by financing activities as previously reported	$96,713	$2,255
Dividends received from subsidiaries	(146,900)	(10,000)
Capital contributions to subsidiaries	—	160,074

Net cash provided by financing activities as restated	$(50,187)	$152,329

SUPPLEMENTAL SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HEALTH NET, INC.

(Amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Credited to Other Accounts (1)	Deductions	Balance at End of Period
2007:
Allowance for doubtful accounts:
Premiums receivable	$7,526	$10,102	$(10,904)	$—	$6,724
2006:
Allowance for doubtful accounts:
Premiums receivable	$7,204	$6,512	$(6,190)	$—	$7,526
2005:
Allowance for doubtful accounts:
Premiums receivable	$9,016	$3,917	$(5,729)	$—	$7,204

(1)	Credited to premiums receivable on the Consolidated Balance Sheets.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2006 and incorporated herein by reference).

3.2	Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.3	Amendment Number One to Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2005 (File No. 1-12718) and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 8 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 3) (File No. 1-12718) on July 26, 2004 and incorporated herein by reference).

4.2	Rights Agreement dated as of July 27, 2006 by and between Heath Net, Inc. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2006 (File No. 1-12718) and incorporated herein by reference).

4.3	Indenture, dated as of May 18, 2007, by and between Health Net, Inc. as issuer, and The Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.4	Officer’s Certificate, dated May 18, 2007, establishing the terms and form of the Company’s $300,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (the “Notes”) (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.5	Officer’s Certificate, dated May 31, 2007, establishing the terms and form of the Company’s $100,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (the “Additional Notes”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007 (File No. 1-12718) and incorporated herein by reference).

*10.1	Amended and Restated Employment Agreement dated as of October 4, 2006 between Health Net, Inc. and Karin Mayhew (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.2	Amended and Restated Employment Letter Agreement dated as of June 28, 2006 between Health Net, Inc. and B. Curtis Westen (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.3	Amendment to the Amended and Restated Employment Letter Agreement dated as of January 11, 2007 between Health Net, Inc. and B. Curtis Westen (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description
*10.4	Amended and Restated Employment Agreement between Health Net, Inc. and Jay M. Gellert dated as of February 23, 2007 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-12718) and incorporated herein by reference).

†*10.5	Amended and Restated Employment Agreement between James E. Woys and Health Net, Inc. dated as of November 30, 2007, a copy of which is filed herewith.

*10.6	Employment Agreement between Joseph C. Capezza and Health Net, Inc. dated as of October 9, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2007 (File No. 1-12718) and incorporated herein by reference).

†*10.7	Amended and Restated Employment Letter Agreement between Health Net, Inc. and Stephen D. Lynch dated as of December 11, 2007, a copy of which is filed herewith.

*10.8	Employment Letter Agreement between Health Net, Inc. and Steven H. Nelson dated as of June 16, 2004 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.9	Amendment to the Employment Letter Agreement between Health Net, Inc. and Steven H. Nelson dated as of December 16, 2004 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.10	Second Amendment to the Employment Letter Agreement between Health Net, Inc. and Steven H. Nelson dated as of July 20, 2005 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.11	Employment Agreement between Health Net, Inc. and David Olson dated as of May 18, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2005) (File No. 1-12718) and incorporated herein by reference).

*10.12	Employment Agreement between Health Net, Inc. and Linda Tiano dated as of December 27, 2006 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-12718) and incorporated herein by reference).

†*10.13	Certain Compensation Arrangements With Respect to the Company’s Non-Employee Directors, as amended and restated on February 18, 2008, a copy of which is filed herewith.

*10.14	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.15	Form of Restricted Stock Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

†*10.16	Form of Restricted Stock Unit Award Agreement utilized for eligible employees of Health Net, Inc., a copy of which is filed herewith.

*10.17	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.18	Form of 2007 Performance Award Agreement for CEO of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2007 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description
*10.19	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.20	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.21	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Amended and Restated 1998 Stock Option Plan, as amended and restated on December 21, 2005 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.22	Health Net, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2004 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.23	Health Net, Inc. Deferred Compensation Plan for Directors effective January 1, 2004 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.24	Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.25	Amendment Number One to the Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement between Health Net, Inc. and Union Bank of California, adopted January 1, 2001 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.26	Foundation Health Systems, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.27	Amendment to Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.28	Foundation Health Systems, Inc. 1997 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.29	Amendment to 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.30	Second Amendment to 1997 Stock Option Plan (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.31	Foundation Health Systems Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 16, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.32	Amendment One to Foundation Health Systems Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description
*10.33	Health Net, Inc. 2002 Stock Option Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.34	Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.35	Health Net, Inc. 2006 Long-Term Incentive Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006 and incorporated herein by reference).

*10.36	Health Net, Inc. 2006 Executive Officer Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.37	Amendment One to the Health Net, Inc. 2006 Executive Officer Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718 and incorporated herein by reference).

*10.38	Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524) on November 18, 1994 and incorporated herein by reference).

*10.39	Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.40	Health Net, Inc. Management Incentive Plan adopted December 2004 (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.41	Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.42	Amendments through December 31, 2002 made to the Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.43	Amendment Number Four to the Health Net, Inc. 401(k) Savings Plan adopted August 19, 2004 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.44	Amendment Number Five to the Health Net, Inc. 401(k) Savings Plan adopted March 4, 2005 (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.45	Amendment Number Six to the Health Net, Inc. 401(k) Savings Plan adopted December 21, 2005 (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.46	Amendment Number Seven to the Health Net, Inc. 401(k) Savings Plan adopted December 27, 2006 (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.47	Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1996 (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description
*10.48	Amendment Number One to Foundation Health Systems, Inc. Supplemental Executive Retirement Plan effective as of August 1, 2004 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.49	Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.50	Amendment Number One Through Three to the Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.51	Foundation Health Corporation Executive Retiree Medical Plan (as amended and restated effective April 25, 1995) (filed as Exhibit 10.101 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

10.52	Participation Agreement dated as of December 19, 2007, by and among Health Net Funding, Inc., Health Net, Inc., Lodgemore Holdings, Inc. ING Bank, N.V. and Health Net Financing, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2007 (File No. 1-12718) and incorporated herein by reference).

10.53	Credit Agreement, dated as of June 25, 2007, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, N.A., as Syndication Agent, Citicorp USA, Inc., as Documentation Agent, the other lenders party thereto and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and as Co-Book Managers (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2007 (File No. 1-12718) and incorporated herein by reference).

10.54	Five-Year Credit Agreement dated as of June 30, 2004 among the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12718) and incorporated herein by reference).

10.55	First Amendment to Five-Year Credit Agreement dated as of March 1, 2005 among the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2005 (File No. 1-12718) and incorporated herein by reference).

10.56	Second Amendment to Five-Year Credit Agreement dated as of August 8, 2005 among the Company, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer and the other lenders party thereto (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-12718) and incorporated herein by reference.)

10.57	Third Amendment to Credit Agreement, dated as March 1, 2006, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2006 (File No. 1-12718) and incorporated herein by reference).

10.58	Fourth Amendment and Consent to Credit Agreement, dated as of June 23, 2006, among Health Net, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description
10.59	Fifth Amendment to Credit Agreement, dated as of November 6, 2006, among Health Net, Inc., the lenders party thereto and Bank of American, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.60	Security and Control Agreement, dated June 23, 2006, by and between Health Net, Inc., U.S. Bank Trust National Association, as trustee for the registered holders of the 8 3/8% Senior Notes due 2011, and U.S. Bank National Association, as securities intermediary (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.61	Term Loan Credit Agreement, dated as of June 23, 2006, among Health Net, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp USA Inc., as Syndication Agent, the other lenders party thereto and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.62	First Amendment to Term Loan Credit Agreement, dated as of November 6, 2006, among Health Net, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp USA Inc., as Syndication Agent, and the lenders party thereto (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.63	Bridge Loan Agreement, dated as of June 23, 2006, among Health Net, Inc., the lenders party thereto, The Bank of Nova Scotia, as Administrative Agent and The Bank of Nova Scotia, as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12718) and incorporated herein by reference).

10.64	Amendment to Bridge Loan Agreement, dated as of September 21, 2006, among Health Net, Inc., the lenders party thereto and The Bank of Nova Scotia, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2006 (File No. 1-12718) and incorporated herein by reference).

10.65	Second Amendment to Bridge Loan Agreement, dated as of November 6, 2006, among Health Net, Inc., the lenders party thereto and The Bank of Nova Scotia, as Administrative Agent, (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.66	Form of Amended and Restated Indemnification Agreement for directors and executive officers of Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004 (File No. 1-12718) and incorporated herein by reference).

10.67	First Amendment to Office Lease, dated May 14, 2001, between Health Net (a California corporation) and LNR Warner Center, LLC (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

10.68	Lease Agreements dated as of March 5, 2001 by and between Health Net, Inc. and Landhold, Inc. (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.69	Office Lease Agreement dated as of December 22, 2003 by and between Health Net, Inc. and Douglas Emmett Realty Fund 2000 L.P. (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description
10.70	Office Lease dated September 20, 2000 by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

10.71	Second Amendment to Office Lease Agreement dated June 14, 2004 by and between Health Net of Connecticut, Inc. and Beard Sawmill, LLC (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

10.72	First Amendment to Office Lease Agreement dated December 23, 2002 by and between Health Net of Connecticut, Inc. and Beard Sawmill, LLC (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

10.73	Office Lease Agreement dated August 18, 2000 by and between Physicians Health Services of Connecticut, Inc. (predecessor to Health Net of Connecticut, Inc.) and Beard Sawmill, LLC (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

10.74

Office Building Lease dated as of June 29, 2007 by and between WCCP 1 Finance Drive, LLC, EDI Ocean, LLC, WRM Investments, LLC, PVP Investments, LLC and Health Net of Arizona, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-12718) and incorporated herein by reference).

10.75

Absolute Net Lease dated as of March 29, 2007 by and between HN Property Owner LLC and Health Net of the Northeast (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12718) and incorporated herein by reference).

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