Form 10-Q
period 2008-03-31
HEALTH NET INC
filed 2008-05-09
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒    Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

The number of shares outstanding of the registrant’s Common Stock as of May 2, 2008 was 107,297,932 (excluding 36,389,562 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item	1. Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES
Health plan services premiums	$3,122,988	$2,777,259
Government contracts	664,449	607,995
Net investment income	35,371	31,364
Administrative services fees and other income	13,948	12,294

Total revenues	3,836,756	3,428,912

EXPENSES
Health plan services (excluding depreciation and amortization)	2,788,403	2,341,074
Government contracts	637,577	567,099
General and administrative	352,278	291,285
Selling	86,592	69,129
Depreciation and amortization	12,279	7,633
Interest	10,657	9,560

Total expenses	3,887,786	3,285,780

(Loss) income from operations before income taxes	(51,030)	143,132
Income tax (benefit) provision	(15,350)	54,547

Net (loss) income	$(35,680)	$88,585

Net (loss) income per share:
Basic	$(0.33)	$0.79
Diluted	$(0.33)	$0.77
Weighted average shares outstanding:
Basic	109,232	111,970
Diluted	109,232	114,759

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$859,807	$1,007,017
Investments—available for sale (amortized cost: 2008—$1,544,575; 2007—$1,557,411)	1,547,236	1,557,278
Premiums receivable, net of allowance for doubtful accounts (2008—$12,132; 2007—$6,724)	335,085	264,691
Amounts receivable under government contracts	263,642	189,976
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	285,545	266,767
Other receivables	90,660	72,518
Deferred taxes	102,868	132,818
Other assets	265,758	210,039

Total current assets	3,750,601	3,701,104
Property and equipment, net	184,329	178,758
Goodwill	751,949	751,949
Other intangible assets, net	104,348	109,386
Deferred taxes	49,743	47,765
Other noncurrent assets	137,492	144,093

Total Assets	$4,978,462	$4,933,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,430,730	$1,300,432
Health care and other costs payable under government contracts	70,910	69,014
IBNR health care costs payable under TRICARE North contract	285,545	266,767
Unearned premiums	183,094	176,981
Loans payable and other financing arrangement	25,356	35,000
Accounts payable and other liabilities	432,304	463,823

Total current liabilities	2,427,939	2,312,017
Senior notes payable	398,122	398,071
Loans payable and other financing arrangement	124,782	112,363
Borrowings under revolving credit facility	100,000	—
Other noncurrent liabilities	216,042	235,022

Total Liabilities	3,266,885	3,057,473

Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2008—143,679 shares; 2007—143,477 shares)	144	144
Additional paid-in capital	1,164,544	1,151,251
Treasury common stock, at cost (2008—36,388 shares of common stock; 2007—33,178 shares of common stock)	(1,267,125)	(1,123,750)
Retained earnings	1,813,417	1,849,097
Accumulated other comprehensive income (loss)	597	(1,160)

Total Stockholders’ Equity	1,711,577	1,875,582

Total Liabilities and Stockholders’ Equity	$4,978,462	$4,933,055

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2007	140,690	$140	$1,027,878	(28,815)	$(891,294)	$1,653,478	$(11,237)	$1,778,965
Implementation of FIN 48						1,922		1,922

Adjusted balance as of January 1, 2007	140,690	140	1,027,878	(28,815)	(891,294)	1,655,400	(11,237)	1,780,887
Comprehensive income:
Net income						88,585		88,585
Change in unrealized loss on investments, net of tax impact of $244							(284)	(284)
Defined benefit pension plans:
Prior service cost and net loss							87	87

Total comprehensive income								88,388

Exercise of stock options and issuance of shares	1,225	1	30,512					30,513
Share-based compensation expense			5,249					5,249
Tax benefit related to equity compensation plans			13,563					13,563
Repurchases of common stock and accelerated stock repurchase settlement	133		(125)	(1,034)	(55,893)			(56,018)
Forfeiture of restricted stock	(3)		(88)					(88)
Amortization of restricted stock grants			80					80

Balance as of March 31, 2007	142,045	$141	$1,077,069	(29,849)	$(947,187)	$1,743,985	$(11,434)	$1,862,574

Balance as of January 1, 2008	143,477	$144	$1,151,251	(33,178)	$(1,123,750)	$1,849,097	$(1,160)	$1,875,582
Comprehensive income:
Net income						(35,680)		(35,680)
Change in unrealized loss on investments, net of tax impact of $1,111							1,683	1,683
Defined benefit pension plans:
Prior service cost and net loss							74	74

Total comprehensive income								(33,923)

Exercise of stock options and issuance of shares	202		5,602					5,602
Share-based compensation expense			6,667					6,667
Tax benefit related to equity compensation plans			1,022					1,022
Repurchases of common stock and accelerated stock repurchase settlement				(3,210)	(143,375)			(143,375)
Amortization of restricted stock grants			2					2

Balance as of March 31, 2008	143,679	$144	$1,164,544	(36,388)	$(1,267,125)	$1,813,417	$597	$1,711,577

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(35,680)	$88,585
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization and depreciation	12,279	7,633
Share-based compensation expense	6,667	5,240
Deferred income taxes	(26,862)	74,977
Excess tax benefit on share-based compensation	(774)	(10,399)
Other changes	(5,116)	(1,510)
Changes in assets and liabilities, net of effects of dispositions or acquisitions:
Premiums receivable and unearned premiums	(64,281)	181,344
Other current assets, receivables and noncurrent assets	(16,665)	(91,957)
Amounts receivable/payable under government contracts	(71,770)	(1,122)
Reserves for claims and other settlements	130,298	49,157
Accounts payable and other liabilities	(45,429)	42,079

Net cash (used in) provided by operating activities	(117,333)	344,027

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	341,197	383,857
Maturities of investments	46,820	60,004
Purchases of investments	(377,638)	(419,172)
Sales of property and equipment	4	83,870
Purchases of property and equipment	(14,765)	(19,629)
Restricted cash held in escrow and other costs related to pending purchase of a business	—	(69,780)
Sales (purchases) of restricted investments and other	11,150	(3,970)

Net cash provided by investing activities	6,768	15,180

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	5,559	30,652
Excess tax benefit on share-based compensation	774	10,399
Repurchases of common stock	(142,978)	(55,893)
Borrowings under revolving credit facility	100,000	100,000
Repayment of borrowings under financing arrangements	—	(200,000)

Net cash used in financing activities	(36,645)	(114,842)

Net (decrease) increase in cash and cash equivalents	(147,210)	244,365
Cash and cash equivalents, beginning of year	1,007,017	704,806

Cash and cash equivalents, end of period	$859,807	$949,171

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$552	$12,703
Income taxes paid	42,477	7,938

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Health Net, Inc. (referred to herein as Health Net, the Company, we, us or our) prepared the accompanying unaudited consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (Form 10-K).

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

Certain items presented in the operating cash flow section of the consolidated statements of cash flows for the three months ended March 31, 2007 have been reclassified within the operating cash flow section. This reclassification had no impact on our operating cash flows, net earnings or balance sheets as previously reported.

2. SIGNIFICANT ACCOUNTING POLICIES

Fair Value Measurements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, we may elect to use fair value to measure selected assets and liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if we have similar instruments that we elect not to measure based on fair value. We did not elect the fair value option for any of our assets or liabilities upon the adoption of SFAS No. 159 on January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (the FSP). The FSP amends SFAS No. 157 to delay the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As provided for under the FSP, we have deferred adopting the provisions of SFAS No. 157 to goodwill. We do not expect the impact of adopting the deferred provisions of SFAS No. 157 to be material to our consolidated financial statements.

We adopted SFAS No. 157 as of January 1, 2008, as subject to the deferral provisions of the FSP, which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include U.S. treasury securities and listed equities. As required by SFAS No. 157, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments that are generally included in this category include asset-back securities, corporate bonds and loans, municipal bonds, auction rate securities and interest rate swap asset.

Level 3—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The following table presents information about our assets and liabilities measured at fair value on a recurring basis at March 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Assets:
Investments—available for sale
Asset-backed securities		$567.0		$567.0
U.S. government and agencies	$37.8	76.7		114.5
Obligations of states and other political subdivisions		600.8	$21.8	622.6
Corporate debt securities		240.7		240.7
Other securities	2.4			2.4

	$40.2	$1,485.2	$21.8	$1,547.2

Interest rate swap asset		5.2		5.2

Total assets at fair value	$40.2	$1,490.4	$21.8	$1,552.4

The changes in the balances of Level 3 financial assets for the three months ended March 31, 2008 were as follows (dollars in millions):

Beginning balance at January 1, 2008	$—
Total gains and losses
Realized in net income	—
Unrealized in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	—
Transfers into Level 3	21.8

Ending balance at March 31, 2008	$21.8

Change in unrealized gains (losses) included in net income related to assets still held	$—

During the first quarter of 2008, certain auction rate securities had experienced “failed” auctions. As a result, these securities’ fair value could not be estimated based on observable market prices and unobservable inputs were used.

Comprehensive Income

Our comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)
Net (loss) income	$(35.7)	$88.6
Other comprehensive income (loss), net of tax:
Net change in unrealized appreciation (depreciation) on investments available for sale	1.7	(0.3)
Defined benefit pension plans: Prior service cost and net loss amortization	0.1	0.1

Comprehensive (loss) income	$(33.9)	$88.4

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

Common stock equivalents arising from dilutive stock options, restricted common stock and RSUs are computed using the treasury stock method. For the three months ended March 31, 2007, this amounted to 2,789,000 shares, which included 167,000 common stock equivalents from dilutive RSUs and restricted common stock. For the three months ended March 31, 2008, 1,962,000 shares of common stock equivalents, including 322,000 RSUs and restricted common stock equivalents, were excluded from the computation of loss per share due to their anti-dilutive effect.

Options to purchase an aggregate of 1,209,000 shares of common stock were considered anti-dilutive during the three months ended March 31, 2007, and were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common stock for each respective period. These options expire through March 2018.

We are authorized to repurchase our common stock under a $700 million stock repurchase program authorized by our Board of Directors. The remaining authorization under our stock repurchase program as of March 31, 2008 was $203.3 million (see Note 5).

Goodwill and Other Intangible Assets

The carrying amount of goodwill by reporting unit is as follows:

	Health Plan Services	Total
	(Dollars in millions)
Balance as of March 31, 2008 and December 31, 2007	$752.0	$752.0

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of March 31, 2008:
Provider networks	$40.5	$(28.4)	$12.1	19.4
Employer groups	75.0	(9.4)	65.6	6.5
Customer relationships and other	29.5	(5.6)	23.9	11.1
Trade name	3.1	(1.7)	1.4	1.5
Covenant not–to-compete	2.2	(0.9)	1.3	2.0

	$150.3	$(46.0)	$104.3

As of December 31, 2007:
Provider networks	$40.5	$(27.7)	$12.8	19.4
Employer groups	75.0	(6.5)	68.5	6.5
Customer relationships and other	29.5	(4.9)	24.6	11.1
Trade name	3.1	(1.2)	1.9	1.5
Covenant not-to-compete	2.2	(0.6)	1.6	2.0

	$150.3	$(40.9)	$109.4

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

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 are as follows (dollars in millions):

Year	Amount
2008	$19.0
2009	16.4
2010	15.9
2011	15.6
2012	15.2

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of March 31, 2008 and December 31, 2007, our restricted cash and cash equivalents balances totaled $37.5 million and $30.5 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $75.2 million and $79.3 million as of March 31, 2008 and December 31, 2007, respectively, and are included in investments available-for-sale.

On May 31, 2007, we entered into an agreement with The Guardian Life Insurance Company of America (Guardian) to, in substance, purchase Guardian’s 50% interest in the HealthCare Solutions (HCS) business (see Note 4). In connection with this transaction, we agreed to establish escrowed funds to secure the payment of projected claims for former Guardian liabilities under the HCS arrangement during the claims run-out period. As of March 31, 2008 and December 31, 2007, this restricted cash balance amounted to $27 million and $37 million, respectively, and is included in other noncurrent assets on the accompanying consolidated balance sheets.

Interest Rate Swap Contracts

On December 19, 2007, we entered into a five-year, $175 million amortizing financing facility with a non-U.S. lender (see Note 6). In connection with the financing facility, we entered into an interest rate swap agreement under which we pay an amount equal to LIBOR times a notional principal amount and receive in return an amount equal to 4.3% times the same notional principal amount. The interest rate swap does not qualify for hedge accounting. Accordingly, the interest rate swap is reflected at positive fair value of $5.2 million in our consolidated balance sheet with an offset to net investment income in our consolidated statement of operations for the change in fair value during the three months ended March 31, 2008.

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

We recognized $40.9 million of Medicare risk factor estimates in our health plan services premium revenues in the three months ended March 31, 2008. Of this amount, $4.4 million were for 2007 and prior payment years. We also recognized $12.6 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs in the three months ended March 31, 2008. Of this amount, $4.0 million were for 2007 and prior payment years.

We recognized $26.5 million of Medicare risk factor estimates in our health plan services premium revenues in the three months ended March 31, 2007. Of this amount, $9.9 million was for the 2006 and prior payment years. We also recognized $8.6 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs in the three months ended March 31, 2007. Of this amount, $3.4 million was for the 2006 and prior payment years.

TRICARE Contract Target Costs

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs which is negotiated annually during the term of the contract, with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable and the collectibility is reasonably assured. During the three months ended March 31, 2008, we recognized a decrease in the revenue estimate of $4.1 million and a decrease in the cost estimate of $5.5 million. During the three months ended March 31, 2007, we recognized a decrease in the revenue estimate of $44 million and a decrease in the cost estimate of $54 million.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risks and accounting designation. Fair values of derivatives and their gains and losses are required to be disclosed in a tabular format. SFAS No. 161 is effective for financial statement issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement replaces SFAS No. 141, Business Combinations. While retaining the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations, SFAS No. 141 (R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The standard also provides requirements for recognition and measurement of the goodwill acquired in the business combination or gain from a bargain purchase and establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is in the fiscal year beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financials statements. Under the new standard, noncontrolling interests no longer will be classified within a mezzanine section of the balance sheet but will be reported as a part of equity. The standard also changes a way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

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

Our segment information is as follows:

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Three Months Ended March 31, 2008
Revenues from external sources	$3,123.0	$664.5	—	$3,787.5
Intersegment revenues	15.3	—	(15.3)	—
Segment pretax income	(77.9)	26.9	—	(51.0)

Three Months Ended March 31, 2007
Revenues from external sources	$2,777.3	$608.0	—	$3,385.3
Intersegment revenues	2.1	—	(2.1)	—
Segment pretax income	102.2	40.9	—	143.1

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)
Commercial premium revenue	$1,971.6	$1,777.5
Medicare Risk premium revenue	892.6	704.8
Medicaid premium revenue	258.8	295.0

Total Health Plan Services premiums	$3,123.0	$2,777.3

4. ACQUISITION AND SALE

Purchase of The Guardian’s Interest in HealthCare Solutions

In 1995, we entered into a marketing and risk sharing arrangement with The Guardian Life Insurance Company of America (The Guardian) covering primarily small group membership in the states of Connecticut, New York and New Jersey. Under these arrangements, our managed care and indemnity products were marketed to existing insureds of The Guardian. In addition, these products were distributed through the brokerage community in an integrated marketing effort under the trade name HealthCare Solutions (HCS). As part of these arrangements, we and The Guardian each retained 50% of the premiums and claims. In addition, we recovered from The Guardian a specified portion of the administrative expenses and the direct marketing costs, which were shared equally.

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

The on-going financial results of the HCS business since May 31, 2007 are included in our Health Plan Services reportable segment for the three months ended March 31, 2008 and are not material to our consolidated results of operations.

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

5. STOCK REPURCHASE PROGRAM

On October 26, 2007, our Board of Directors increased the size of our stock repurchase program by $250 million, bringing the total amount of the program to $700 million. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from employee stock options. We repurchased 3,199,100 shares during the three months ended March 31, 2008, for aggregate consideration of approximately $142.8 million.

The remaining authorization under our stock repurchase program as of March 31, 2008 was $203.3 million. As of March 31, 2008, we had repurchased an aggregate of 32,970,852 shares of our common stock under our stock repurchase program at an average price of $35.18 for aggregate consideration of $1,159.8 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options). We used net free cash available to fund the share repurchases.

6. FINANCING ARRANGEMENTS

Amortizing Financing Facility

On December 19, 2007, we entered into a five-year, non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender. The financing facility was recorded net of approximately $27.6 million of imputed discount. The imputed interest rate was 6.6%, and the discount will be amortized into interest expense, which has no cash flow impact, over the term of the financing facility. A participation fee of approximately $27.6 million was also imputed, which is deferred and amortized into other income, which has no cash flow impact, over the term of the financing facility. We incurred a total of $1.2 million in debt related issuance costs in connection with the financing facility.

In conjunction with this financing arrangement, we formed certain entities for the purpose of facilitating this financing. We act as managing general partner of these entities. Our initial net investment in these entities totaled $1.1 billion. These entities are primarily funded with financing from the non-U.S. lender of $175 million and inter-company borrowings of approximately $0.9 billion. The entities’ net obligations are not required to be collateralized. In connection with the financing facility, we entered into a guaranty which will require us, in certain circumstances provided under the financing facility, to guarantee the payments to be made by one of our subsidiaries to the financing facility participants. The creditors of the entities have no recourse to our general credit, and the assets of the entities are not available to satisfy any obligations to our general creditors. We consolidated these entities in accordance with FASB Interpretation No. 46 (revised December 23, 2003), Consolidation of Variable Interest Entities and Accounting Research Bulletin No. 51, Consolidated Financial Statements since they are either variable interest entities and we are their primary beneficiary or voting interest entities and we hold a controlling financial interest.

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

The financing facility includes limitations (subject to specified exclusions) on our and certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of ours or their business conducted on the closing date of the financing facility. In addition, the financing facility also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the financing facility. As of March 31, 2008, we were in compliance with all of the covenants under the financing facility. We entered into an amendment to the financing facility on April 29, 2008. A copy of the amendment is filed as an exhibit to this Form 10-Q.

In connection with the financing facility, we entered into an interest rate swap agreement. Under the interest rate swap agreement, we pay an amount equal to LIBOR times a notional principal amount and receive in return an amount equal to 4.3% times the same notional principal amount. The notional amount of the interest rate swap at March 31, 2008 was $175 million and the amount amortizes to be equal to the net outstanding amount due under the financing facility. The interest rate swap does not qualify for hedge accounting. Accordingly, the interest rate swap is reflected at positive fair value of $5.2 million in our consolidated balance sheet with an offset to net investment income in our consolidated statement of operations for the change in fair value during the three months ended March 31, 2008.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of March 31, 2008, we were in compliance with all of the covenants under the indenture governing the Senior Notes.

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

Our Senior Notes payable balance was $398.1 million as of March 31, 2008 and December 31, 2007.

Revolving Credit Facility

On June 25, 2007, we entered into a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto, replacing our $700 million revolving credit facility which had a maturity date of June 30, 2009. As of March 31, 2008, $100 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $675.7 million (see “—Letters of Credit” below). We entered into an amendment to the credit facility on April 29, 2008. A copy of the amendment is filed as an exhibit to this Form 10-Q.

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

Letters of Credit

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of March 31, 2008 and December 31, 2007, we had outstanding letters of credit for $124.3 million and $120.8 million, respectively, resulting in the maximum amount available for borrowing under the revolving credit facility of $675.7 million as of March 31, 2008. As of March 31, 2008, no amounts have been drawn on any of these letters of credit. As of December 31, 2007, no amounts were drawn on the letters of credit and the maximum amount available for borrowing under the revolving credit facility was $779.2 million.

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

In August 2007, we engaged in mediation with the plaintiffs that resulted in an agreement in principle to settle McCoy, Wachtel and Scharfman. A final settlement agreement was signed with the plaintiffs on March 13, 2008. The material terms of our agreement with the plaintiffs are as follows: (1) Health Net will establish a $175 million cash settlement fund which will be utilized to pay class members, plaintiffs’ attorneys’ fees and expenses and regulatory remediation of claims up to $15 million paid by Health Net to members in New Jersey relating to Health Net’s failure to comply with specific New Jersey state laws relating to ONET and certain other claims payment practices; (2) Health Net will establish a $40 million prove-up fund to compensate eligible class members who can prove that they paid out of pocket for certain ONET claims or who have received balance bills for such services after May 5, 2005; and (3) Health Net will implement various business practice changes relating to its handling of ONET claims, including changes designed to enhance information provided to its members on ONET reimbursements and enhanced reimbursement for certain ONET services. In addition, the parties have agreed to jointly request that the District Court forego the imposition of any further sanctions, penalties or fines against Health Net or its representatives. These amounts have been accrued for in our consolidated statements of operations for the year ended December 31, 2007.

Due to the length of time it took to negotiate a series of complex settlement terms with plaintiffs, we agreed with plaintiffs to deposit $160 million into an escrow fund to be used as the cash settlement fund referenced above when a settlement is finally agreed to and approved by the District Court. On January 28, 2008, the $160 million was placed into an escrow account where it will accrue interest until the settlement is approved by the District Court. If the settlement is approved by the District Court, the distributions from the escrow funds, including interest earned, will be distributed to class members, Health Net will be released from further liability and the cases will be dismissed. If the settlement is not approved, the escrow funds together with the interest will be returned to us.

On April 24, 2008, the District Court conducted a preliminary fairness hearing and subsequently signed an order on that date preliminarily approving the settlement agreement. Notice of the settlement agreement’s terms will be provided to class members in May 2008. After class members are given an opportunity to raise any objections to the settlement, the court will conduct a final fairness hearing on July 24, 2008. The settlement of these proceedings is not final and continues to be subject to change until there is final approval of the settlement by the District Court, and any appeals therefrom are exhausted. If the Court does not approve the terms of the definitive agreement, the parties would attempt to renegotiate the portion(s) of the agreement that were not acceptable to the Court. If we were unable to reach an agreement that is acceptable to all parties and the Court, these proceedings would continue. If the proceedings were to continue, we would continue to defend ourselves vigorously in this litigation. Given the complexity and scope of this litigation it is possible that an unfavorable resolution of these proceedings could have a material adverse effect on our results of operations and/or financial condition, depending, in part, upon our results of operations or cash flow at that time. In addition, the amount involved could be greater than the settlement amount currently agreed to by the parties.

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

The proceedings regarding the claims of the receivers for AmCare-LA and AmCare-OK concluded on July 8, 2005. On November 4, 2005, the Court issued separate judgments on those claims that awarded $9.5 million in compensatory damages to AmCare-LA and $17 million in compensatory damages to AmCare-OK, respectively. The Court later denied requests by AmCare-LA and AmCare-OK for attorneys’ fees and punitive damages. We thereafter filed motions for suspensive appeals in connection with both judgments and posted the required security as required by law, and the receivers for AmCare-LA and AmCare-OK each appealed the orders denying them attorneys’ fees and punitive damages. Our appeals of the judgments in all three cases have been consolidated in the Louisiana Court of Appeal. On January 17, 2007, the Court of Appeal vacated on procedural grounds the trial court’s judgments denying the AmCare-LA and AmCare-OK claims for attorney fees and punitive damages, and referred those issues instead to be considered with the merits of the main appeal pending before it. The Court of Appeal also has considered and ruled on various other preliminary procedural issues related to the main appeal. Oral argument on the appeals was held on October 4, 2007. We are currently waiting on decisions to be rendered by the Court on the various appeals.

On November 3, 2006, we filed a complaint in the U.S. District Court for the Middle District of Louisiana and simultaneously filed an identical suit in the 19th Judicial District Court in East Baton Rouge Parish seeking to nullify the three judgments that were rendered against us on the grounds of ill practice which resulted in the judgments entered. We have alleged that the judgments and other prejudicial rulings rendered in these cases were the result of impermissible ex parté contacts between the receivers, their counsel and the trial court during the course of the litigation. Preliminary motions and exceptions have been filed by the receivers for AmCare-TX, AmCare-OK and AmCare-LA seeking dismissal of our claim for nullification on various grounds. The federal magistrate, after considering the briefs of the parties, found that Health Net had a reasonable basis to infer possible impropriety based on the facts alleged, but also found that the federal court lacked jurisdiction to hear the nullity action and recommended that the suit be dismissed. The federal judge dismissed Health Net’s federal complaint and Health Net has appealed to the U.S. Fifth Circuit Court of Appeals. The state court nullity action has been stayed pending the resolution of Health Net’s jurisdictional appeal in the federal action, which was argued before the Court of Appeals on March 5, 2008.

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

These proceedings are subject to many uncertainties, and, given their complexity and scope, their outcome, including the outcome of any appeal, cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations, cash flow and/or liquidity could be materially affected by an ultimate unfavorable resolution of these proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of these proceedings should not have a material adverse effect on our financial condition.

Litigation Relating to Rescission of Policies

In recent years, there has been growing public attention in California to the practices of health plans and health insurers involving the rescission of members’ policies for misrepresenting their health status on applications for coverage. On October 23, 2007, the California Department of Managed Health Care (DMHC) and the California Department of Insurance (DOI) announced their intention to issue joint regulations limiting the rights of health plans and insurers to rescind coverage. In addition, effective January 1, 2008, newly enacted legislation in California requires health plans and insurers to pay health care providers who, under certain circumstances, have rendered services to members whose policies are subsequently rescinded. The issue of rescissions has also attracted increasing media attention, and both the DMHC and the DOI have been conducting surveys of the rescission practices of health plans, including ours. Other government agencies, including the Attorney General of California, have indicated that they are investigating, or may be interested in investigating, rescissions and related activities.

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

We are party to arbitrations and litigation, including a putative class action lawsuit filed in April 2008 in Los Angeles Superior Court, in which rescinded members allege that we unlawfully rescinded their coverage. The lawsuits generally seek to recover the cost of medical services that were not paid for as a result of the rescission, and in some cases they also seek damages for emotional distress, attorney fees and punitive damages. On February 21, 2008, we received an arbitration decision in a case involving the rescission of an individual insurance policy. The arbitration decision ordered us to pay approximately $9.4 million in medical service costs, emotional distress and punitive damages. To provide for this judgment, we accrued $10.0 million, including estimated attorney fees, in our financial statements for the year ended December 31, 2007.

We intend to defend ourselves vigorously in each of the cases involving rescission. The cases are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations, financial condition and/or liquidity could be materially and adversely affected by an ultimate unfavorable resolution of these cases.

Miscellaneous Proceedings

We are the subject of a regulatory investigation in New Jersey that relates principally to the timeliness and accuracy of our claims payment practices for services rendered by out-of-network providers. The regulatory investigation includes an audit of our claims payment practices for services rendered by out-of-network providers for 1996 through 2005 in New Jersey. The New Jersey Department of Banking and Insurance (DOBI) has informed us that, based on the results of the audit, it will require us to remediate certain claims payments for this period and will assess a regulatory fine against us. During the three months ended September 30, 2007, we reached an agreement with DOBI regarding most of the claims that will require remediation and had preliminary discussions with DOBI regarding the fine that it expects to impose. We expect to reach an agreement on the fine to be assessed and enter into a consent order in the near future. At this time, management believes that the ultimate outcome of this regulatory investigation should not have a material adverse effect on our financial condition and liquidity.

On February 13, 2008, the New York Attorney General (“NYAG”) announced that his office is conducting an industry-wide investigation into the manner in which health insurers calculate “usual, customary and reasonable” charges for purposes of reimbursing members for out-of-network medical services. The NYAG’s office has issued subpoenas to 16 health insurance companies, including us, in connection with this investigation. As described by the NYAG in a press conference on February 13, 2008, the threatened claims appear to be similar in part to those asserted by the plaintiffs in the McCoy, Wachtel and Scharfman cases described above. We intend to respond to the subpoena and cooperate with the NYAG as appropriate in his investigation. On March 28, 2008, we received a request for voluntary production from the Connecticut Attorney General that seeks information similar to that subpoenaed by the NYAG. We intend to respond to the request and cooperate with the Connecticut Attorney General as appropriate in his investigation.

On September 12, 2007, Health Net of New Jersey (HNNJ) received notification from the New Jersey Division of Medical Assistance and Health Services (NJDMAHS) of its Intent to Impose Liquidated Damages for Provider Network Deficiencies as of September 24, 2007 and that NJDMAHS might impose a daily penalty for each network deficiency (originally $250/day, potentially to increase to $500/day). On April 17, 2008, NJDMAHS notified HNNJ that it was withdrawing the Notice of Intent to Impose Liquidated Damages for Provider Network Deficiencies. On November 29, 2007, HNNJ received notification from NJDMAHS of its Intent to Impose Liquidated Damages for Continuity of Care in Lead Case Management and Care Management as of August 15, 2007 in the amount of $250/day. On December 12, 2007, NJDMAHS notified HNNJ that it was increasing the liquidated damages amount from $250/day to $500/day as of December 14, 2007 and until HNNJ had demonstrated that its continuity of care for care management of certain of its populations was in compliance with contractual requirements. HNNJ is actively working to remediate any deficiencies, and the NJDMAHS has acknowledged HNNJ’s progress in this area. HNNJ expects to complete these remediation efforts in late 2008.

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

Potential Settlements

We regularly evaluate litigation matters pending against us, including those described above, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in a significant earnings charge in any particular quarter in which we enter into a settlement agreement. We have recorded reserves and accrued costs for future legal costs for certain significant matters described above. These reserves and accrued costs represent our best estimate of probable loss, including related future legal costs for such matters, both known and incurred but not reported, although our recorded amounts might ultimately be inadequate to cover such costs. Therefore, the costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our financial condition or results of operations. As noted above under “Class Action Litigation—McCoy v. Health Net, Inc. et al, Wachtel v. Health Net, Inc., et al, and Scharfman, et al v. Health Net, Inc., et al” we are in the process of seeking final judicial approval for the settlement agreement entered into in the McCoy, Wachtel and Scharfman cases.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS

The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2007 and the risks discussed in our other filings from time to time with the SEC.

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

OVERVIEW

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.8 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, MHN, provides behavioral health, substance abuse and employee assistance programs (EAPs) to approximately 6.9 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

Summary of Key Financial Results

We recorded the following pretax charges totaling $82.4 million during the three months ended March 31, 2008:

•

$43.2 million recorded as part of health plan services expenses for estimated litigation and regulatory actions related to the Company’s rescission practices in Arizona and California and additional liability calculated in connection with the execution of the settlement agreement in the McCoy, Wachtel and Scharfman lawsuits;

•

$35.8 million recorded as part of general and administrative (G&A) expenses primarily for severance and other costs associated with Health Net’s previously announced operations strategy which is aimed at achieving substantial reductions in G&A expenses over the next three years. A portion of this amount also covers estimated legal fees and fines associated with our rescission practices; and

•	$3.4 million recorded as part of administrative services fees and other income for the estimated loss on the sale of assets of a small, non-core subsidiary.

In addition to the charges recorded during the three months ended March 31, 2008, our operating results were unfavorably impacted by the following:

•	Unusual seasonal physician and hospital utilization patterns, primarily in the fourth quarter of 2007, resulted in $50 million pretax of adverse prior period development;

•	Higher than expected utilization in both Medicare Advantage and Medicare Part D stand-alone (Medicare Part D) plans resulted in a $24 million pretax impact in the first quarter of 2008; and

•	An unusually active flu season during the first quarter of 2008 resulted in a $20 million pretax impact on earnings.

As a result of recognizing these charges combined with the unfavorable developments in the first quarter of 2008, we had a (loss) of $(0.33) per basic and diluted share for the three months ended March 31, 2008 compared with earnings per basic and diluted share of $0.79 and $0.77, respectively, for the same period in 2007. Pretax margin was a negative (1.3)% in the first quarter of 2008 compared to a positive 4.2% for the same period in 2007.

Our other key metrics, including medical care ratio (MCR) and G&A expense ratio, also reflect the impact of these charges, as well as unfavorable prior period reserve development and higher than expected utilization, including an unusually active flu season. The MCR for the first quarter of 2008 increased to 89.3% from 84.3% for the same period in 2007. The G&A ratio for the first quarter of 2008 increased to 11.2% from 10.4% for the same period in 2007.

Total health plan enrollment, including Medicare Part D, increased to 3,865,000 members at March 31, 2008 from 3,662,000 members at March 31, 2007, primarily due to a 24% increase in our Medicare Advantage membership and a 53% increase in our Medicare Part D membership. We continued to see the mix change in our commercial membership as we shed unprofitable large group and ASO accounts and moved more towards small group and individual policies while maintaining our pricing discipline.

Our cash flows from operations decreased to a negative $(117.3) million for the three months ended March 31, 2008 from $344.0 million for the same period in 2007, primarily as a result of $160 million settlement payment made in the first quarter of 2008 in connection with the McCoy, Wachtel and Scharfman class action lawsuits and an extra $245 million CMS payment received in the first quarter of 2007.

How We Report Our Results

We currently operate within two reportable segments, Health Plan Services and Government Contracts, each of which is described below.

Our Health Plan Services reportable segment includes the operations of our commercial, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”) and Medicaid health plans, the operations of our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. We have approximately 3.9 million members, including Medicare Part D members and administrative services only (ASO) members in our Health Plan Services segment.

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

How We Measure Our Profitability

Our profitability depends in large part on our ability to, among other things, effectively price our health care products; manage health care costs, including reserve estimates and pharmacy costs; contract with health care providers; attract and retain members; and manage our general and administrative (G&A) and selling expenses. In addition, factors such as regulation, competition and general economic conditions affect our operations and profitability. The potential effect of escalating health care costs, as well as any changes in our ability to negotiate competitive rates with our providers, may impose further risks to our ability to profitably underwrite our business, and may have a material impact on our business, financial condition or results of operations.

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

General and administrative expenses include those costs related to employees and benefits, consulting and professional fees, marketing, premium taxes and assessments, occupancy costs and litigation and regulatory-

related costs. Such costs are driven by membership levels, introduction of new products, system consolidations and compliance requirements for changing regulations. These expenses also include expenses associated with corporate shared services and other costs to reflect the fact that such expenses are incurred primarily to support the Health Plan Services segment. Selling expenses consist of external broker commission expenses and generally vary with premium volume.

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

RESULTS OF OPERATIONS

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share and PMPM data)
REVENUES
Health plan services premiums	$3,122,988	$2,777,259
Government contracts	664,449	607,995
Net investment income	35,371	31,364
Administrative services fees and other income	13,948	12,294

Total revenues	3,836,756	3,428,912

EXPENSES
Health plan services (excluding depreciation and amortization)	2,788,403	2,341,074
Government contracts	637,577	567,099
General and administrative	352,278	291,285
Selling	86,592	69,129
Depreciation	7,558	6,541
Amortization	4,721	1,092
Interest	10,657	9,560

Total expenses	3,887,786	3,285,780

(Loss) income from operations before income taxes	(51,030)	143,132
Income tax (benefit) provision	(15,350)	54,547

Net (loss) income	$(35,680)	$88,585

Net (loss) income per share:
Basic	$(0.33)	$0.79
Diluted	$(0.33)	$0.77
Pretax margin	(1.3)%	4.2%
Health plan services medical care ratio (MCR) (a)	89.3%	84.3%
Government contracts cost ratio (b)	96.0%	93.3%
G&A expense ratio (c)	11.2%	10.4%
Selling costs ratio (d)	2.8%	2.5%
Health plan services premiums per member per month (PMPM) (e)	$277.17	$259.35
Health plan services costs PMPM (e)	$247.48	$218.62

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(b)	Government contracts cost ratio is calculated as government contracts cost divided by government contracts revenue.
(c)	The G&A expense ratio is computed as G&A expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(d)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(e)	PMPM is calculated based on total at-risk member months and excludes ASO member months.

Consolidated Segment Results

The following table summarizes the operating results of our reportable segments for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)
Pretax (loss) income:
Health plan services segment	$(77.9)	$102.2
Government contracts segment	26.9	40.9

	$(51.0)	$143.1

Health Plan Services Segment Membership

The following table below summarizes our health plan membership information by program and by state at March 31, 2008 and 2007:

	Commercial		ASO		Medicare		Medicaid		Health Plan Total
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
	(Membership in thousands)
Arizona	139	130	—	—	62	45	—	—	201	175
California	1,452	1,422	5	5	123	108	720	694	2,300	2,229
Connecticut	152	172	26	57	54	40	65	85	297	354
New Jersey	83	97	16	19	—	—	44	46	143	162
New York	218	225	11	15	6	8	—	—	235	248
Oregon	136	131	—	—	22	20	—	—	158	151
Other states	—	—	—	—	9	2	—	—	9	2

	2,180	2,177	58	96	276	223	829	825	3,343	3,321
Stand-alone PDP	—	—	—	—	522	341	—	—	522	341

Total	2,180	2,177	58	96	798	564	829	825	3,865	3,662

Our total health plan membership increased by 203,000, or 6%, from March 31, 2007 to March 31, 2008. The increase in membership was primarily driven by the addition of 181,000 stand-alone PDP members and 53,000 Medicare Advantage members, partially offset by a decline of 38,000 ASO members.

Membership in our commercial health plans increased by 3,000 members, or less than 1%, at March 31, 2008 compared to March 31, 2007. This slight increase was primarily attributable to the mix shift from large group to small group/individual enrollment, particularly in our California plan, which experienced a gain of 55,000 small group and individual members, partially offset by a loss of 25,000 large group members. Our Northeast plans experienced a decline of 38,000 members in the large group market, partially offset by an increase in our Arizona and Oregon membership of 9,000 and 5,000 members, respectively. Our ASO enrollment declined by 38,000 members or 40% at March 31, 2008 compared to March 31, 2007.

Membership in our Medicare Advantage program increased by 53,000 members, or 24%, at March 31, 2008 compared to March 31, 2007, due to membership growth primarily in Arizona of 17,000 members, California of 15,000 members and Connecticut of 14,000 members. Our stand-alone PDP membership increased by 181,000 members, or 53%, at March 31, 2008 compared to March 31, 2007.

In January 2008, we were directed by the CMS to suspend the marketing of and enrollment into our stand-alone PDP products due to certain administrative deficiencies relating to our ability to timely process stand-alone PDP enrollment applications. On March 18, 2008, CMS lifted this suspension based on its acceptance of our Corrective Action Plan and our demonstrated correction of the deficiencies. The Corrective Action Plan will remain in place until we demonstrate continued fulfillment of the Corrective Action Plan requirements for a two-month period. This temporary suspension did not have a material adverse effect on our Medicare business.

As of March 31, 2008, we participated in state Medicaid programs in California, Connecticut and New Jersey. California membership, where the program is known as Medi-Cal, represents 87% of our Medicaid membership at March 31, 2008. Membership in our Medicaid programs increased by 4,000 members at March 31, 2008 compared to March 31, 2007. We withdrew from the Connecticut Medicaid Program as of April 1, 2008. During the first quarter of 2008, we provided administrative services only to Connecticut Medicaid members. At March 31, 2008, we had 65,000 Connecticut Medicaid ASO members. Over the next few months, we will continue to receive provider claims for dates of service before April 1, 2008 and process these claims on behalf of the Department of Social Services (DSS). Pursuant to a written agreement, DSS shall reimburse Health Net the cost of the claims.

Health Plan Services Segment Results

The following table summarizes the operating results for our health plan services segment for the three months ended March 31, 2008 and March 31, 2007. Effective May 31, 2007, we purchased a 50% interest in the Healthcare Solutions (HCS) business from the Guardian Life Insurance Company of America. As a result, our health plan services premium revenue, health plan services costs and G&A expenses, and related metrics, for the three months ended March 31, 2008 include 100% contribution from the HCS business.

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions, except PMPM data)
Health plan services segment:
Commercial premium revenue	$1,971.6	$1,777.5
Medicare premium revenue	892.6	704.8
Medicaid premium revenue	258.8	295.0

Health plan services premium revenues	$3,123.0	$2,777.3
Health plan services costs	(2,788.4)	(2,341.1)
Net investment income	35.4	31.3
Administrative services fees and other income	13.9	12.3
G&A	(352.3)	(291.3)
Selling	(86.6)	(69.1)
Amortization and depreciation	(12.2)	(7.6)
Interest	(10.7)	(9.6)

Pretax (loss) income	$(77.9)	$102.2
MCR:	89.3%	84.3%
Commercial	88.5%	83.2%
Medicare	92.4%	87.7%
Medicaid	84.7%	83.3%
Health plan services premium PMPM	$277.17	$259.35
Health plan services costs PMPM	$247.48	$218.62
G&A expense ratio	11.2%	10.4%
Selling costs ratio	2.8%	2.5%

Health Plan Services Premiums

Total health plan services premiums increased by $345.7 million, or 12%, for the three months ended March 31, 2008 as compared to the same period in 2007. On a PMPM basis, premiums increased by 7% in the three months ended March 31, 2008, as compared to the same period in 2007.

Commercial premium revenues increased by $194.1 million, or 11%, for the three months ended March 31, 2008 as compared to the same period in 2007. The commercial premium PMPM increased by 10% for the three months ended March 31, 2008 as compared to the same period in 2007. These increases were primarily attributable to the impact of the HCS business and our ongoing pricing discipline and premium rate increases.

Medicare premiums increased by $187.8 million, or 27%, for the three months ended March 31, 2008 as compared to the same period in 2007. These increases were primarily due to an increase in members participating in the Medicare Advantage and Medicare Part D prescription drug program. In addition, we recognized $40.9 million and $26.5 million of Medicare risk factor estimates in our health plan services premium revenues in the three months ended March 31, 2008 and 2007, respectively.

Medicaid premiums decreased by $36.2 million, or 12%, for the three months ended March 31, 2008 as compared to the same period in 2007. These decreases were primarily due to decrease in Connecticut Medicaid membership. During 2007, we came to an agreement with the State of Connecticut where we will continue to serve the Medicaid members on an ASO basis through the end of the first quarter of 2008. We expect to completely exit the Connecticut Medicaid Program in the second quarter of 2008. We had recognized approximately $46.4 million of premium revenue from our Connecticut Medicaid program during the three months ended March 31, 2007.

Health Plan Services Costs

Health plan services costs increased by $447.3 million, or 19%, for the three months ended March 31, 2008 as compared to the same period in 2007. Health plan MCR was 89.3% for the three months ended March 31, 2008 as compared to 84.3% for the same period in 2007. On a PMPM basis, health care costs increased by 13% for the three months ended March 31, 2008 as compared to the same period in 2007.

Our commercial MCR for the three months ended March 31, 2008 increased to 88.5% from 83.2% for the three months ended March 31, 2007. The increase in the commercial health care cost trend on a PMPM basis was 17.3% for the three months ended March 31, 2008 over the same period in 2007. This increase is primarily attributable to $43.2 million charge recorded in health care costs for litigation charges, as well as $40 million of unfavorable prior period reserve development. Physician and hospital costs rose 19.5% and 16.0% on a PMPM basis, respectively, and pharmacy costs rose 12.1% on a PMPM basis for the three months ended March 31, 2008 over the same period in 2007, reflecting an unusually active flu season.

Our Medicare MCR, including Medicare Advantage and Part D, increased to 92.4% for the three months ended March 31, 2008 from 87.7% for the three months ended March 31, 2007, primarily driven by higher than expected utilization in both Medicare Advantage and Medicare Part D and an unusually active flu season. Medicare Advantage health care cost PMPM increased by 5.8% for the three months ended March 31, 2008 as compared to the same period in 2007, primarily due to higher than expected utilization. Part D health care cost PMPM decreased by 8.7%, primarily due to favorable volume impact partially offset by higher than expected utilization. We also recognized $12.6 million and $8.6 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs in the three months ended March 31, 2008 and 2007, respectively.

Our Medicaid MCR increased to 84.7% for the three months ended March 31, 2008 from 83.3% for the three months ended March 31, 2007, primarily driven high higher hospital, physician and pharmacy costs in California and New Jersey. The decrease in the Medicaid health care cost PMPM was 2.5% for the three months ended March 31, 2008 over the same period in 2007 primarily due to the conversion of Connecticut members to ASO basis in the fourth quarter of 2007.

Administrative Services Fees and Other Income

Administrative services fees and other income increased by $1.6 million, or 13%, for the three months ended March 31, 2008 as compared to the same period in 2007. The increase is primarily due to $4.4 million of Connecticut Medicaid ASO revenues classified as part of ASO and other income for the three months ended March 31, 2008.

Net Investment Income

Net investment income increased by $4.1 million, or 13%, for the three months ended March 31, 2008 as compared to the same period in 2007, primarily due to the increase in the valuation of the interest rate swap connected with our financing facility.

General, Administrative and Other Costs

G&A expense increased by $61.0 million, or 21%, for the three months ended March 31, 2008 as compared to the same period in 2007. Our G&A expense ratio increased to 11.2% for the three months ended March 31,2008, from 10.4% for the same period in 2007. These increases are primarily driven by $35.8 million litigation and operations strategy-related charges recorded in the three months ended March 31, 2008. In addition, our payroll expenses and consulting-related costs increased by $28 million in the three months ended March 31, 2008 as compared to the same period in 2007.

The selling costs ratio increased to 2.8% for the three months ended March 31, 2008 from 2.5% for the same period in 2007 as a result of our continued focus of growing the individual, small and mid-size employer segments, which have higher broker and sales commissions.

Amortization and depreciation expense increased by $4.6 million for the three months ended March 31, 2008 as compared to the same period in 2007. The increases were primarily due to the addition of new assets placed in production related to various information technology system projects and the amortization of intangible assets from the purchase of HCS business.

Interest expense increased by $1.1 million, or 12%, for the three months ended March 31, 2008 as compared to the same period in 2007. The increases were primarily due to interest on our senior notes issued in May 2007 and amortization of the discount on our amortizing financing facility completed in December 2007, offset by interest on our bridge and term loans paid off in March and May 2007, respectively.

Government Contracts Segment Membership

Under our TRICARE contract for the North Region, we provided health care services to approximately 2.9 million eligible beneficiaries in the Military Health System (MHS) as of March 31, 2008, and March 31, 2007. Included in the 2.9 million eligibles as of March 31, 2008 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.1 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of March 31, 2008, and March 31, 2007 there were approximately 1.4 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

In addition to the 2.9 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 9 states covering approximately 18,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for the Government Contracts segment for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)
Government Contracts segment:
Revenues	$664.5	$608.0
Costs	637.6	567.1

Pretax income	$26.9	$40.9
Government Contracts Ratio	96.0%	93.3%

Government Contracts revenues increased by $56.5 million, or 9%, for the three months ended March 31, 2008 as compared to the same period in 2007. Government Contracts costs increased by $70.5 million, or 12%, for the three months ended March 31, 2008 as compared to the same period in 2007. These increases are primarily due to an increase in health care cost trends in the fourth quarter of the Option 4 period ended March 31, 2008 as compared to lower health care cost trends, which significantly reduced our estimates in the fourth quarter of the Option 3 period ended March 31, 2007.

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs, which is negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable, and the collectibility is reasonably assured. During the three months ended March 31, 2008, we recognized a decrease in the revenue estimate of $4.1 million and a decrease in the cost estimate of $5.5 million. During the three months ended March 31, 2007, we recognized a decrease in the revenue estimate of $44 million and a decrease in the cost estimate of $54 million.

The Government contracts ratio increased by 270 basis points for the three months ended March 31, 2008 as compared to the same period in 2007, primarily due to an increase in health care cost trends in the Option 4 period as compared to the Option 3 period.

Income Tax Provision

Our income tax expense and the effective income tax rate for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)
Income tax (benefit) expense	$(15.4)	$54.5
Effective income tax rate	30.1%	38.1%

The effective income tax rate differs from the statutory federal tax rate of 35% in each period due primarily to state income taxes, tax-exempt investment income, and interest on uncertain tax positions. Additionally, the three months ended March 31, 2008 included the tax impact of non-deductible expenses associated with current period litigation matters. The tax benefit rate for the three months ended March 31, 2008, is lower compared to the tax expense rate for the same period in 2007 due primarily to the non-deductible expenses associated with current litigation matters.

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

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $263.6 million and $190.0 million as of March 31, 2008 and December 31, 2007, respectively.

Our cash flow from operating activities is also impacted by the timing of collections on our amounts receivable from CMS. Our receivable related to our Medicare business was $200.5 million and $103.6 million as of March 31, 2008 and December 31, 2007, respectively.

Our investment portfolio includes $567.0 million, or 36.6% of our portfolio holdings, of asset-backed and mortgage-backed securities. The majority of our asset-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and as such, they have at least 80% loan-to-value ratio. As of March 31, 2008 and December 31, 2007, our asset-backed securities had gross unrealized holding losses of $3.8 million and $3.1 million, respectively. As of March 31, 2008, our asset-backed securities primarily had ratings of AA/Aa1. We have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested.

Our investment portfolio also includes $48.2 million, or 3.1% of our portfolio holdings, of auction rate securities (ARS). These ARS have long-term nominal maturities for which the interest rates are reset through a dutch auction process every 7, 28 or 35 days. At March 31, 2008, $21.8 million of the ARS had at one point or are continuing to experience “failed” auctions. The failed securities are entirely municipal issues and rates are set at the maximum allowable rate as stipulated in the bond indentures. We continue to receive income on all auction rate securities and thus far, we have received notices of full redemption calls on $15.3 million of these securities. However, if all or any portion of the ARS continue to experience failed auctions, it could take an extended amount of time for us to realize our investments’ recorded value.

Based on the composition and quality of our investment portfolio, our ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

Operating Cash Flows

Our net cash flow (used in) provided by operating activities for the three months ended March 31, 2008 compared to the same period in 2007 is as follows:

	March 31, 2008	March 31, 2007	Change 2008 over 2007
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(117.3)	$344.0	$(461.3)

Net cash used in operating activities increased primarily due to $160 million settlement payment made in connection with the McCoy litigation, $245 million of extra payment from CMS in the first quarter of 2007, and $70 million build-up of net receivable related to our TRICARE contracts due to the timing of the payments from the government.

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

Our net cash flow provided by investing activities for the three months ended March 31, 2008 compared to the same period in 2007 are as follows:

	March 31, 2008	March 31, 2007	Change 2008 over 2007
	(Dollars in millions)
Net cash provided by investing activities	$6.8	$15.2	$(8.4)

Net cash provided by investing activities decreased primarily due to the following:

•	Net reductions of $14.3 million in the cash provided by the sales, purchases and maturities of available for sale securities, and

•	Decrease of $83.9 million related to the sale/leaseback of our Shelton, CT facility in March 2007, partially offset by

•	An increase of $69.8 million related to our deposit for the Guardian purchase completed in May 2007, and

•	Increased sales of restricted investments of $15.1 million.

Financing Activities

Our net cash flow used in financing activities for the three months ended March 31, 2008 compared to the same period in 2007 is as follows:

	March 31, 2008	March 31, 2007	Change 2008 over 2007
	(Dollars in millions)
Net cash used in financing activities	$(36.6)	$(114.8)	$78.2

Net cash used in financing activities decreased during the three months ended March 31, 2008, primarily due to the following:

•	Reduction in debt repayments of $200 million, offset by

•	Increased share repurchase in 2008 of $87 million,

•	Decrease in proceeds from exercise of stock options and employee stock purchases of $25 million, and

•	Decrease in tax benefits from share-based compensation of $10 million.

See “—Capital Structure” below for additional information regarding our stock repurchase program, amortizing financing facility, Senior Notes, and our revolving credit facility.

Capital Structure

Share Repurchases. On October 26, 2007, our Board of Directors increased the size of our stock repurchase program by $250 million, bringing the total amount of the program to $700 million. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from the employee stock options. We repurchased 3.2 million shares during the three months ended March 31, 2008, for aggregate consideration of approximately $142.8 million. We used net free cash available to fund the share repurchases. The remaining authorization under our stock repurchase program as of March 31, 2008 was $203.3 million.

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

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations in 2008, as of March 31, 2008:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b) (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (c) (d)
January 1—January 31	—		—	—	—	$346,159,116
February 1—February 29 (e)	1,904,010		$46.78	$89,064,600	1,895,300	$257,491,899
March 1—March 31 (e)	1,306,123		41.51	54,214,053	1,303,800	$203,349,454

	3,210,133	(e)	$44.63	$143,278,653	3,199,100

(a)	We did not repurchase any shares of our common stock during the three months ended March 31, 2008 outside our publicly announced stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.
(b)	Our stock repurchase program was announced in April 2002. We announced additional repurchase authorization in August 2003, October 2006 and October 2007.
(c)	A total of $700 million of our common stock may be repurchased under our stock repurchase program. Additional amounts may be added to the program based on exercise proceeds and tax benefits the Company receives from the exercise of employee stock options, but only upon further approval by the Board of Directors. The remaining authority under our repurchase program includes proceeds received from option exercises and tax benefits the Company received from exercise of employee stock options which have been approved for inclusion in the program by the Board.
(d)	Our stock repurchase program does not have an expiration date. During the three months ended March 31, 2008, we did not have any repurchase program that expired, and we did not terminate any repurchase program prior to its expiration date.
(e)	Includes 8,710 and 2,323 shares withheld by the Company to satisfy tax withholdings and exercise price obligations arising from the vesting and/or exercise of stock options and other equity awards in February and March 2008, respectively.

Amortizing Financing Facility. On December 19, 2007, we entered into a five-year, non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender. For financial reporting purposes, this financing facility will have an effective interest rate of zero as a result of imputed interest being offset by other income related to the financing facility. The proceeds from the financing facility were used for general corporate purposes.

The financing facility requires one of our subsidiaries to pay semi-annual distributions, in the amount of $17.5 million, to be paid to a participant in the financing facility. Unless terminated earlier, the final payment under the facility is scheduled to be made on December 19, 2012.

The financing facility includes limitations (subject to specified exclusions) on our and certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of ours or their business conducted on the closing date of the financing facility. In addition, the financing facility documentation also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the financing facility. As of March 31, 2008, we were in compliance with all of the covenants under the financing facility. We entered into an amendment to our financing facility on April 29, 2008, a copy of which is filed as an exhibit to this Form 10-Q.

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

Senior Notes. On May 18, 2007, we issued $300 million in aggregate principal amount of 6.375% Senior Notes due 2017. On May 31, 2007, we issued an additional $100 million of 6.375% Senior Notes due 2017 which were consolidated with, and constitute the same series as, the Senior Notes issued on May 18, 2007 (collectively, the “Senior Notes”). The aggregate net proceeds from the issuance of the Senior Notes was $393.5 million and were used to repay $300 million outstanding under our Term Loan Agreement and $100 million outstanding under our $700 million revolving credit facility.

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of March 31, 2008, we were in compliance with all of the covenants under the indenture covering the Senior Notes.

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

Revolving Credit Facility. On June 25, 2007, we entered into a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. This revolving credit facility replaced our $700 million revolving credit facility which had a maturity date of June 30, 2009. Our revolving credit facility provides for aggregate borrowings in the amount of $900 million, which includes a $400 million sub-limit for the issuance of standby letters of credit and a $50 million sub-limit for swing line loans. In addition, we have the ability from time to time to increase the facility by up to an additional $250 million in the aggregate, subject to the receipt of additional commitments. The revolving credit facility matures on June 25, 2012. We entered into an amendment to the credit facility on April 29, 2008, a copy of which is filed as an exhibit to this Form 10-Q.

Amounts outstanding under the revolving credit facility will bear interest, at our option, at (a) the base rate, which is a rate per annum equal to the greater of (i) the federal funds rate plus one-half of one percent and (ii) Bank of America’s prime rate (as such term is defined in the facility), (b) a competitive bid rate solicited from the syndicate of banks, or (c) the British Bankers Association LIBOR rate (as such term is defined in the facility), plus an applicable margin, which is initially 70 basis points per annum and is subject to adjustment according to the our credit ratings, as specified in the facility.

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

As of March 31, 2008, we were in compliance with all covenants under our revolving credit facility.

As of March 31, 2008, we had outstanding an aggregate of $124.3 million in letters of credit and outstanding borrowings under the revolving credit facility of $100 million. As a result, the maximum amount available for borrowing under our credit facility as of March 31, 2008 was $675.7 million.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of March 31, 2008, all of our health plans and insurance subsidiaries met their respective regulatory requirements, in all material respects.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At March 31, 2008, we had sufficient capital to exceed this level. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash or other assets to the parent company.

As necessary, we make contributions to, and issue standby letters of credit on behalf of, our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the three months ended March 31, 2008, we made capital contributions of $13 million to certain of its subsidiaries in order to meet RBC or other statutory capital requirements. Health Net, Inc. did not make any capital contributions to its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through May 2, 2008.

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

CONTRACTUAL OBLIGATIONS

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2007 in our Form 10-K for the year ended December 31, 2007. Significant changes to our contractual obligations as previously disclosed in our Form 10-K are as follows:

	Between April 1, 2007 and December 31, 2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in millions)
Draw on revolving credit facility (1)	$—	$—	$—	$—	$100.0	$—	$100.0
Interest on revolving credit facility	2.2	4.0	4.3	4.9	2.6	—	18.0

(1)	See Note 6 to the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31,2008, we did not have any off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2007, we identified the critical accounting policies which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and recoverability of long-lived assets and investments. We have not changed these policies from those previously disclosed in our Annual Report on Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of March 31, 2008 is discussed below. There were no other significant changes to the critical accounting estimates as disclosed in our 2007 Annual Report on Form 10-K.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services (Increase) Decrease in Reserves for Claims
2%	$(57.3) million
1%	$(29.2) million
(1)%	$ 30.3 million
(2)%	$ 61.7 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 28.8 million
1%	$ 14.4 million
(1)%	$(14.4) million
(2)%	$(28.8) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

We are exposed to interest rate and market risk primarily due to our investing and borrowing activities. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and/or market conditions and in equity prices. Interest rate risk is a consequence of maintaining variable interest rate earning investments and fixed rate liabilities or fixed income investments and variable rate liabilities. We are exposed to interest rate risks arising from changes in the level or volatility of interest rates, prepayment speeds and/or the shape and slope of the yield curve. In addition, we are exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception may affect the value of financial instruments. No material changes to any of these risks have occurred since December 31, 2007.

For a more detailed discussion of our market risks relating to these activities, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2007 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 7 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors.

The risk factors set forth below update, and should be read together with, the risk factors disclosed in Part I Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Our inability to estimate and maintain appropriate levels of reserves for claims may adversely affect our business, financial condition or results of operations.

Our reserves for claims are estimates of incurred costs based on various assumptions. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicious administration of claims, medical costs and other factors. Included in the reserves for claims are estimates for the costs of services that have been incurred but not reported and for claims received but not processed. These estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations. Given the uncertainties inherent in such estimates, the actual liability could differ significantly from the amounts reserved. If our actual liability is lower than estimated, it could mean that we set premium prices too high, which could result in a loss of membership. If our actual liability for claims payments is higher than estimated, it could have a negative impact on our profitability per enrolled member and, subsequently, our earnings per share in any particular quarter or annual period. For example, in the first quarter of 2008, we announced that our actual liability for claims incurred during the second half of 2007 was significantly higher than what we had estimated, primarily as a result of unusual seasonal physician and hospital utilization patterns that emerged as fourth quarter claims from 2007 were paid in the first quarter of 2008. and an unusually active flu season. This development was a contributing factor to the company’s first quarter 2008 profitability being lower than previous guidance and its decision to lower its full-year 2008 earnings per diluted share guidance.

Our efforts to capitalize on Medicare business opportunities could prove to be unsuccessful.

Medicare programs represent a significant portion of our business, accounting for approximately 20% of our total revenue in 2007 and an expected 23% in 2008. Over the last several years we have significantly expanded our Medicare health plans and restructured our Medicare program management team and operations to enhance our ability to pursue business opportunities presented by the MMA and the Medicare program generally. For example, in 2007 we introduced private fee-for-service (“PFFS”) Medicare Advantage plans, expanded our Medicare Part D prescription drug benefits plans to all 50 states, and are in the process of enhancing our HMO/PPO product offerings. This growth requires substantial administrative and operational capabilities, which we have developed or for which we have contracted. For example, we use third party vendors to administer the enrollment, claims and billing functions for stand-alone PDP and PFFS. If the execution of these key operational functions is not successful, or we are unable to develop administrative capabilities to address the additional needs of our growing Medicare programs, it could have a material adverse effect on our Medicare business. In January 2008, we were directed by the CMS to suspend the marketing of and enrollment into our stand-alone PDP products due to certain administrative deficiencies relating to our ability to timely process stand-alone PDP enrollment applications. On March 18, 2008, CMS lifted this suspension based on its acceptance of our Corrective Action Plan and our demonstrated correction of the deficiencies. The Corrective Action Plan will remain in place until we demonstrate continued fulfillment of the Corrective Action Plan requirements for a two-month period. This temporary suspension did not have a material adverse effect on our Medicare business. If CMS were to suspend the marketing of and enrollment into our stand-alone PDP products for a significant period of time in the future, it could have a material adverse effect on our Medicare business.

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

Approximately 47% of our annual revenues relate to federal, state and local government health care coverage programs, such as Medicare, Medicaid and TRICARE. All of the revenues in our Government Contracts segment come from the federal government. Under government-funded health programs, the government payor typically determines premium and reimbursement levels. If the government payor reduces premium or reimbursement levels or increases them by less than our costs increase, and we are unable to make offsetting adjustments through supplemental premiums and changes in benefit plans, we could be adversely affected. Contracts under these programs are generally subject to frequent change, including changes that may reduce the number of persons enrolled or eligible, reduce the revenue received by us or increase our administrative or health care costs under such programs. Changes of this nature could have a material adverse effect on our business, financial condition or results of operations. Changes to government health care coverage programs in the future may also affect our willingness to participate in these programs.

States periodically consider reducing or reallocating the amount of money they spend for Medicaid. Currently, many states are experiencing budget deficits, and some states have reduced or have begun to reduce, or have proposed reductions in, payments to Medicaid managed care providers. For example, the State of California recently announced a proposal to cut reimbursement rates for the state’s Medi-Cal program by 10%. This rate reduction is scheduled for implementation on July 1, 2008 and is expected to have an adverse impact on our pretax income for 2008. This rate reduction was one of the factors contributing to our announcement in April 2008 that we were lowering our full-year earnings per share guidance for 2008. Any additional significant reduction in payments received in connection with Medicaid could adversely affect our business, financial condition or results of operations.

In addition, states can impose requirements on Medicaid programs that make continued operations not feasible. For example, in early 2008 we completed our transition out of the Medicaid program in Connecticut due to the state requiring Medicaid contractors to publicly disclose certain proprietary and trade secret information and persistent underfunding of the program.

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

Health care operations under our TRICARE North contract are scheduled to conclude on March 31, 2009. In the first quarter of 2008, the Department of Defense released a formal Request for Proposal for the next generation of TRICARE contracts. Responses are due on May 27, 2008 and contracts are expected to be awarded early in 2009 with implementation of the new contracts scheduled to begin on April 1, 2010. Given the effective date of the new contracts, we currently believe that the Department of Defense will extend our current TRICARE North contract for one year. If the contract is not extended, and we are not awarded a new TRICARE contract, or if the terms and conditions of a new contract were significantly changed, it could have a material adverse effect on our business, results of operation and financial condition.

Regulatory activities and litigation relating to the rescission of coverage, if resolved unfavorably, could adversely affect us.

In our individual business in certain states, persons applying for insurance policies are required to provide information about their medical history as well as that of family members for whom they are seeking coverage. These applications are subjected to a formal underwriting process to determine whether the applicants present an acceptable risk. If coverage is issued and the health plan or insurer subsequently discovers that the applicant materially misrepresented their or their family members’ medical history, the health plan or insurer has the legal right to rescind the policy in accordance with applicable legal standards. Although rescission has long been a legally authorized practice, the decisions of health plans to rescind coverage and decline payment to treating providers, as well as the procedures used to do so, have recently generated public attention, particularly in California. As a result, there has been both legislative and regulatory action, as well as significant litigation, in connection with this issue.

As of January 1, 2008, health plans and insurers in California, under certain defined circumstances, are obligated to pay providers for services they have rendered despite the rescission of a member’s policy. On October 23, 2007, the California Department of Managed Health Care (“DMHC”) and the California Department of Insurance (“DOI”) announced that they would be issuing joint regulations that would restrict the ability of health plans and insurers to rescind a member’s coverage and deny payment to treating providers. The DMHC has issued draft proposed regulations and it is expected that the DOI will do so as well in the near future. On October 16, 2007, the DMHC initiated a survey of Health Net of California’s activities regarding the rescission of policies for the period 2004 through 2006. This survey is similar to ones the DMHC has already conducted of other health plans in California, which have resulted in administrative penalties. The results of the survey are expected to be made public some time in 2008. During the course of the survey, the DMHC alleged that Health Net of California had failed to timely provide information to the DMHC’s survey team. As a result of this allegation, Health Net of California and the DMHC agreed that Health Net of California would pay an administrative penalty of $1 million, which it has paid. The penalty does not affect the ongoing survey or the corresponding enforcement investigation of the DMHC, the results of either or both of which could result in further penalties and corrective actions. On April 17, 2008, the DMHC announced that it is ordering immediate reinstatement for 26 consumers identified by the DMHC as wrongfully rescinded by three other health plans. This type of order could also be extended to apply to certain Health Net members who were rescinded. The DMHC also announced it is ordering a re-review, by an outside arbiter selected by the DMHC, of other rescissions over the past four years. The DOI recently announced that it was imposing administrative penalties on another insurer relating to its rescission practices. The DOI commenced an audit of Health Net Life Insurance Company on April 7, 2008 relating to our rescission practices. This audit is ongoing.

We are also party to arbitrations and litigation, including a putative class action, in which rescinded members allege that we unlawfully rescinded their coverage. The lawsuits generally seek reimbursement for the cost of medical services that were not paid as a result of the rescission, and also seek to recover for emotional distress, attorneys’ fees and punitive damages. One of these arbitrations was decided on February 21, 2008, and resulted in an award to the claimant of approximately $10 million. Recent court of appeal decisions in California adverse to health plans and insurers have increased the risks associated with rescissions of policies based on applications containing material misrepresentations of medical history, and may make it more difficult to rescind policies in the future. Additionally, the Los Angeles City Attorney recently filed a complaint against us relating to our underwriting practices and rescission of certain individual policies. The complaint seeks equitable relief and civil penalties for, among other things, alleged false advertising, violations of unfair competition laws and violations of the California Penal Code. Other government agencies, including the Attorney General of California, have indicated that they are investigating, or may be interested in investigating, rescissions and related activities. These developments, together with increased media scrutiny of health plans’ and insurers’ rescission practices, may also increase the risk of additional litigation in this area.

We cannot predict the outcome of the anticipated regulatory proposals described above, nor the extent to which we may be affected by the enactment of those or other regulatory or legislative activities relating to rescissions. Such legislation or regulation, including measures that would cause us to change our current manner of operation or increase our exposure to liability, could have a material adverse effect on our results of operations, financial condition and ability to compete in our industry. Similarly, given the complexity and scope of rescission lawsuits, their final outcome cannot be predicted with any certainty. It is possible that in a particular quarter or annual period our results of operations, financial condition and/or liquidity could be materially and adversely affected by an ultimate unfavorable resolution of these cases.

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

In addition, on February 13, 2008, the New York Attorney General (“NYAG”) announced that his office is conducting an industry-wide investigation into the manner in which health insurers calculate “usual, customary and reasonable” charges for purposes of reimbursing members for out-of-network medical services. The NYAG’s office has issued subpoenas to 16 health insurance companies, including us, in connection with this investigation. As described by the NYAG in a press conference on February 13, 2008, the threatened claims appear to be similar to those asserted by the plaintiffs in the McCoy, Wachtel and Scharfman cases described above. We intend to respond to the subpoena and cooperate with the NYAG as appropriate in his investigation. On March 28, 2008, we received a request for voluntary production from the Connecticut Attorney General that seeks information similar to that subpoenaed by the NYAG. We intend to respond to the request and cooperate with the Connecticut Attorney General as appropriate in his investigation. There can be no assurance that other state attorneys’ general will not take actions similar to those taken by the NYAG.

Our New Jersey, Connecticut and New York health plans have also been subject to other investigations by DOBI, the Connecticut Department of Insurance and the New York Department of Insurance on a variety of other matters and in some cases have entered into consent agreements relating to, and have agreed to pay fines in connection with, these practices. Similarly, Health Net of California, our California HMO, has entered into a Consent Agreement with the California DMHC regarding its prepayment line item review and repricing processes, and both the California and Oregon plans are currently undergoing reviews relating to rescission practices.

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

For example in the McCoy, Wachtel, and Scharfman cases described in Note 7 to our consolidated financial statements, the plaintiffs allege that the manner in which our various subsidiaries paid member claims for out-of-network services was improper. Plaintiffs also sought severe sanctions against us for a variety of alleged misconduct, discovery abuses and fraud on the court in connection with the litigation proceedings. Based on our assessment of developments in this litigation, during the three months ended December 31, 2006, we recorded a pretax charge of approximately $37 million in anticipation of our ongoing litigation defense expenses in these cases, as well as the probable award of attorneys’ fees. On March 13, 2008 we executed a final settlement agreement with the plaintiffs in McCoy, Wachtel and Scharfman to settle those cases and on April 24, 2008 the court preliminarily approved the settlement agreement. A final fairness hearing on the settlement agreement is scheduled for July 24, 2008. During the three months ended September 30, 2007, we recorded a $296.8 million pretax charge primarily related to the settlement in principle of McCoy, Wachtel and Scharfman and related matters. Until the definitive settlement agreement is approved by the court, these matters will remain outstanding. If the court does not issue a final approval of the settlement agreement, these proceedings will continue and an unfavorable resolution of these proceedings could have a material adverse effect on our results of operations and/or financial condition. See Note 7 to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the matters and the charges associated with these matters.

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

From time to time in press releases and otherwise, we publish forecasts or other forward-looking statements regarding our future results, including estimated revenues, net earnings and other operating and financial metrics. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, any number of them may prove to be incorrect. For example, in the first quarter of 2008, we lowered our full-year 2008 earnings per share guidance. Such variations from expectations could cause negative impacts on our financial and operating results.

The achievement of any forecast depends on numerous risks and other factors, including those described in our 2007 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, many of which are beyond our control. As a result, we cannot assure that our performance will meet any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire mix of publicly available historical and forward- looking information, as well as other available information affecting us, our services, and our industry when evaluating our forecasts and other forward-looking statements relating to our operations and financial performance.

If we are required to publicly disclose information regarding our reimbursement rates and preferred drug lists for our programs, it could have a material adverse effect on our business.

In early 2008, we withdrew from the Connecticut Medicaid program following a decision by the Connecticut Freedom of Information Commission (the “CT FOIC”) that the Connecticut Department of Social Services (“DSS”) had to amend its existing contracts with managed care organizations participating in the Connecticut Medicaid program making them subject to the Connecticut Freedom of Information Act. This would have resulted in managed care companies participating in the Connecticut Medicaid program having to publicly disclose information regarding provider reimbursement rates and maintenance of preferred drug lists, which we believe is proprietary information. We recently learned that the State of Connecticut is considering extending the state’s Freedom of Information Act into non-Medicaid programs, such as programs for the uninsured and the State employee health benefits program.

If we are required to publicly disclose information regarding our reimbursement rates, preferred drug lists or other trade secret information as a result of the expansion of the scope of Connecticut freedom of information statutes, it could have a material adverse effect on our ability to contract with providers and compete effectively in the marketplace.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized a stock repurchase program pursuant to which, as of March 31, 2008, we were authorized to repurchase up to $700 million of our common stock.

Under the Company’s various stock option and long term incentive plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and exercise price obligations arising from the vesting and/or exercise of stock options and other equity awards. A description of the Company’s stock repurchase program and tabular disclosure of the information required under this Item 2 is contained in Part I – “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure—Share Repurchases.”

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	First Amendment to Credit Agreement dated as of April 29, 2008 by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent and the other lenders party thereto.

10.2	First Amendment to Participation Agreement dated as of April 29, 2008 by and among Health Net, Inc., Health Net Funding, Inc., Lodgemore Holdings, Inc., ING Bank, N.V. and Health Net Financing, LP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: May 9, 2008	By:	/s/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Chief Financial Officer

Date: May 9, 2008	By:	/s/ BRET A. MORRIS
Bret A. Morris
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	First Amendment to Credit Agreement dated as of April 29, 2008 by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent and the other lenders party thereto.

10.2	First Amendment to Participation Agreement dated as of April 29, 2008 by and among Health Net, Inc., Health Net Funding, Inc., Lodgemore Holdings, Inc., ING Bank, N.V. and Health Net Financing, LP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.