Form 10-Q
period 2008-06-30
HEALTH NET INC
filed 2008-08-11
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

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

The number of shares outstanding of the registrant’s Common Stock as of August 1, 2008 was 107,326,977 (excluding 36,391,798 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Health plan services premiums	$3,114,168	$2,811,186	$6,237,156	$5,588,445
Government contracts	694,885	613,865	1,359,334	1,221,860
Net investment income	20,931	27,884	56,302	59,248
Administrative services fees and other income	11,516	11,243	25,464	23,537

Total revenues	3,841,500	3,464,178	7,678,256	6,893,090

EXPENSES
Health plan services (excluding depreciation and amortization)	2,655,066	2,381,279	5,443,469	4,722,353
Government contracts	658,255	570,518	1,295,832	1,137,617
General and administrative	297,475	270,003	649,753	561,288
Selling	88,243	76,842	174,835	145,971
Depreciation and amortization	13,073	9,013	25,352	16,646
Interest	11,316	7,824	21,973	17,384

Total expenses	3,723,428	3,315,479	7,611,214	6,601,259

Income from operations before income taxes	118,072	148,699	67,042	291,831
Income tax provision	41,394	56,669	26,044	111,216

Net income	$76,678	$92,030	$40,998	$180,615

Net income per share:
Basic	$0.71	$0.82	$0.38	$1.61
Diluted	$0.71	$0.80	$0.37	$1.57
Weighted average shares outstanding:
Basic	107,308	112,122	108,276	112,047
Diluted	108,338	114,808	109,772	114,785

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$760,648	$1,007,017
Investments—available for sale (amortized cost: 2008—$1,532,362; 2007—$1,557,411)	1,514,421	1,557,278
Premiums receivable, net of allowance for doubtful accounts (2008—$10,093; 2007—$6,724)	400,918	264,691
Amounts receivable under government contracts	262,877	189,976
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	280,801	266,767
Other receivables	92,310	72,518
Deferred taxes	107,478	132,818
Other assets	223,326	210,039

Total current assets	3,642,779	3,701,104
Property and equipment, net	234,423	178,758
Goodwill	751,949	751,949
Other intangible assets, net	101,216	109,386
Deferred taxes	55,096	47,765
Other noncurrent assets	135,896	144,093

Total Assets	$4,921,359	$4,933,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,357,756	$1,300,432
Health care and other costs payable under government contracts	78,341	69,014
IBNR health care costs payable under TRICARE North contract	280,801	266,767
Unearned premiums	190,204	176,981
Borrowings under amortizing financing facility	26,028	35,000
Accounts payable and other liabilities	327,782	463,823

Total current liabilities	2,260,912	2,312,017
Senior notes payable	398,173	398,071
Borrowings under amortizing financing facility	117,984	112,363
Borrowings under revolving credit facility	145,000	—
Other noncurrent liabilities	215,199	235,022

Total Liabilities	3,137,268	3,057,473

Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2008—143,717 shares; 2007—143,477 shares)	144	144
Additional paid-in capital	1,172,988	1,151,251
Treasury common stock, at cost (2008—36,390 shares of common stock; 2007—33,178 shares of common stock)	(1,267,192)	(1,123,750)
Retained earnings	1,890,095	1,849,097
Accumulated other comprehensive loss	(11,944)	(1,160)

Total Stockholders’ Equity	1,784,091	1,875,582

Total Liabilities and Stockholders’ Equity	$4,921,359	$4,933,055

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2007	140,690	$140	$1,027,878	(28,815)	$(891,294)	$1,653,478	$(11,237)	$1,778,965
Implementation of FIN 48						1,922		1,922

Adjusted balance as of January 1, 2007	140,690	$140	$1,027,878	(28,815)	$(891,294)	$1,655,400	$(11,237)	$1,780,887
Comprehensive income:
Net income						180,615		180,615
Change in unrealized loss on investments, net of tax impact of $5,900							(9,091)	(9,091)
Defined benefit pension plans:
Prior service cost and net loss							174	174

Total comprehensive income								171,698

Exercise of stock options and issuance of shares	1,669	3	42,646					42,649
Share-based compensation expense			11,764					11,764
Tax benefit related to equity compensation plans			18,314					18,314
Repurchases of common stock and accelerated stock repurchase settlement	133		(125)	(1,400)	(75,397)			(75,522)
Forfeiture of restricted stock	(3)		(88)					(88)
Amortization of restricted stock grants			91					91

Balance as of June 30, 2007	142,489	$143	$1,100,480	(30,215)	$(966,691)	$1,836,015	$(20,154)	$1,949,793

Balance as of January 1, 2008	143,477	$144	$1,151,251	(33,178)	$(1,123,750)	$1,849,097	$(1,160)	$1,875,582
Comprehensive income:
Net income						40,998		40,998
Change in unrealized loss on investments, net of tax impact of $6,878							(10,931)	(10,931)
Defined benefit pension plans:
Prior service cost and net loss							147	147

Total comprehensive income								30,214

Exercise of stock options and issuance of shares	240		6,445					6,445
Share-based compensation expense			14,558					14,558
Tax benefit related to equity compensation plans			732					732
Repurchases of common stock and accelerated stock repurchase settlement				(3,212)	(143,442)			(143,442)
Amortization of restricted stock grants			2					2

Balance as of June 30, 2008	143,717	$144	$1,172,988	(36,390)	$(1,267,192)	$1,890,095	$(11,944)	$1,784,091

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,998	$180,615
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	25,352	16,646
Share-based compensation expense	14,555	11,769
Deferred income taxes	(24,887)	67,758
Excess tax benefit on share-based compensation	(780)	(14,188)
Other changes	521	(4,577)
Changes in assets and liabilities, net of effects of dispositions or acquisitions:
Premiums receivable and unearned premiums	(123,004)	222,269
Other current assets, receivables and noncurrent assets	18,987	4,659
Amounts receivable/payable under government contracts	(63,574)	(28,421)
Reserves for claims and other settlements	57,324	35,665
Accounts payable and other liabilities	(143,317)	(12,512)

Net cash (used in) provided by operating activities	(197,825)	479,683

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	550,766	470,546
Maturities of investments	136,632	106,734
Purchases of investments	(674,626)	(610,045)
Sales of property and equipment	4	96,748
Purchases of property and equipment	(74,843)	(33,023)
Cash paid related to the acquisition of assets and businesses	—	(80,277)
Sales and purchases of restricted investments and other	13,109	(39,562)

Net cash used in investing activities	(48,958)	(88,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	6,401	42,601
Excess tax benefit on share-based compensation	780	14,188
Repurchases of common stock	(143,045)	(69,784)
Proceeds from issuance of senior notes	—	393,535
Borrowings under revolving credit facility	145,000	100,000
Repayment of borrowings	(8,722)	(600,000)

Net cash provided by (used in) financing activities	414	(119,460)

Net (decrease) increase in cash and cash equivalents	(246,369)	271,344
Cash and cash equivalents, beginning of year	1,007,017	704,806

Cash and cash equivalents, end of period	$760,648	$976,150

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$15,277	$25,836
Income taxes paid	56,416	70,208

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

Certain items presented in the operating cash flow section of the consolidated statements of cash flows for the six months ended June 30, 2007 have been reclassified within the operating cash flow section. This reclassification had no impact on our operating cash flows, net earnings or balance sheets as previously reported.

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Our comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Net income	$76.7	$92.0	$41.0	$180.6
Other comprehensive income, net of tax:
Net change in unrealized depreciation on investments available for sale	(12.6)	(8.8)	(10.9)	(9.1)
Defined benefit pension plans: Prior service cost and net loss amortization	0.1	0.1	0.1	0.2

Comprehensive income	$64.2	$83.3	$30.2	$171.7

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

Common stock equivalents arising from dilutive stock options, restricted common stock and RSUs are computed using the treasury stock method. For the three and six months ended June 30, 2008, these amounted to 1,030,000 and 1,496,000 shares, respectively, which included 239,000 and 286,000 common stock equivalents from dilutive RSUs and restricted common stock. There were 2,686,000 and 2,738,000 shares of common stock equivalents, including 225,000 and 191,000 RSUs and restricted common stock equivalents, for the three and six months ended June 30, 2007, respectively.

Options to purchase an aggregate of 3,120,000 and 1,573,000 shares of common stock, during the three and six months ended June 30, 2008, respectively, and 726,000 and 1,255,000, during the three and six months ended June 30, 2007, respectively, were considered anti-dilutive and were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock for each respective period. These options expire at various times through June 2018.

We are authorized to repurchase our common stock under a $700 million stock repurchase program authorized by our Board of Directors. The remaining authorization under our stock repurchase program as of June 30, 2008 was $203.3 million (see Note 5).

Goodwill and Other Intangible Assets

The carrying amount of goodwill by reporting unit is as follows:

	Health Plan Services	Total
	(Dollars in millions)
Balance as of June 30, 2008 and December 31, 2007	$752.0	$752.0

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of June 30, 2008:
Provider networks	$40.5	$(29.0)	$11.5	19.4
Employer groups	76.8	(12.3)	64.5	6.5
Customer relationships and other	29.5	(6.2)	23.3	11.1
Trade name	3.1	(2.2)	0.9	1.5
Covenant not-to-compete	2.2	(1.2)	1.0	2.0

	$152.1	$(50.9)	$101.2

As of December 31, 2007:
Provider networks	$40.5	$(27.7)	$12.8	19.4
Employer groups	75.0	(6.5)	68.5	6.5
Customer relationships and other	29.5	(4.9)	24.6	11.1
Trade name	3.1	(1.2)	1.9	1.5
Covenant not-to-compete	2.2	(0.6)	1.6	2.0

	$150.3	$(40.9)	$109.4

We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2008 for our health plan services reporting unit and also re-evaluated the useful lives of our other intangible assets. No goodwill impairment was identified in our health plan services reporting unit. We also determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives.

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 are as follows (dollars in millions):

Year	Amount
2008	$19.3
2009	16.8
2010	16.3
2011	16.0
2012	15.6

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of June 30, 2008 and December 31, 2007, our restricted cash and cash equivalents balances totaled $51.1 million and $30.5 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $68.0 million and $79.3 million as of June 30, 2008 and December 31, 2007, respectively, and are included in investments available-for-sale.

In connection with our purchase of The Guardian Life Insurance Company of America’s interest in the HealthCare Solutions business in 2007, we established escrowed funds to secure the payment of projected run-out claims for the purchased block of business. As of June 30, 2008 and December 31, 2007, this restricted cash balance amounted to $16.9 million and $37.0 million, respectively, and is included in other noncurrent assets on the accompanying consolidated balance sheets.

Interest Rate Swap Contracts

On December 19, 2007, we entered into a five-year, $175 million amortizing financing facility with a non-U.S. lender (see Note 6). In connection with the financing facility, we entered into an interest rate swap agreement under which we pay an amount equal to LIBOR times a notional principal amount and receive in return an amount equal to 4.3% times the same notional principal amount. The interest rate swap does not qualify for hedge accounting. Accordingly, the interest rate swap is reflected at positive fair value of $1.6 million in our consolidated balance sheet with an offset to net investment income in our consolidated statement of operations for the change in fair value during the three and six months ended June 30, 2008.

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

We recognized $48.4 million and $89.3 million of favorable Medicare risk factor estimates, most of which were for the 2008 payment years in our health plan services premium revenues for the three and six months ended June 30, 2008, respectively. We also recognized $10.9 million and $23.5 million of capitation expense related to the Medicare risk factor estimates, most of which were for the 2008 payment years in our health plan services costs for the three and six months ended June 30, 2008, respectively.

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

TRICARE Contract Target Costs

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs which is negotiated annually during the term of the contract, with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable and the collectibility is reasonably assured. During the three and six months ended June 30, 2008, we recognized increases in the revenue estimate of $4.2 million and $0.2 million and in the cost estimate an increase of $5.2 million and decrease of $0.3 million, respectively. During the three and six months ended June 30, 2007, we recognized decreases in the revenue estimate of $19 million and $62 million and decreases in the cost estimate of $24 million and $78 million, respectively.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS ) No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133 (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risks and accounting designation. Fair values of derivatives and their gains and losses are required to be disclosed in a tabular format. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 as of January 1, 2009 to have a material impact on our financial statements.

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

Our segment information is as follows:

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Three Months Ended June 30, 2008
Revenues from external sources	$3,114.2	$694.9	$—	$3,809.1
Intersegment revenues	12.9	—	(12.9)	—
Segment pretax income	81.5	36.6	—	118.1

Three Months Ended June 30, 2007
Revenues from external sources	$2,811.2	$613.9	$—	$3,425.1
Intersegment revenues	2.3	—	(2.3)	—
Segment pretax income	105.4	43.3	—	148.7

Six Months Ended June 30, 2008
Revenues from external sources	$6,237.2	$1,359.3	$—	$7,596.5
Intersegment revenues	28.2	—	(28.2)	—
Segment pretax income	3.5	63.5	—	67.0

Six Months Ended June 30, 2007
Revenues from external sources	$5,588.4	$1,221.9	$—	$6,810.3
Intersegment revenues	4.5	—	(4.5)	—
Segment pretax income	207.6	84.2	—	291.8

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Commercial premium revenue	$1,950.8	$1,820.0	$3,922.3	$3,597.5
Medicare premium revenue	899.5	693.4	1,792.2	1,398.2
Medicaid premium revenue	263.9	297.8	522.7	592.7

Total Health Plan Services premiums	$3,114.2	$2,811.2	$6,237.2	$5,588.4

4. PURCHASE OF PROPERTY AND EQUIPMENT

On June 30, 2005, we entered into a sale-leaseback transaction with an independent third party. Pursuant to the terms of the agreement, we sold certain of our non-real estate fixed assets with a net book value of $76.5 million as of June 30, 2005 for the sale price of $80 million (less approximately $1.0 million in certain costs and expenses) and simultaneously leased such assets under an operating lease for a term of three years. On June 30, 2008, at the expiration of the operating lease, we elected to purchase the leased assets for the purchase price of $46.4 million, which are included as part of property and equipment on our consolidated balance sheet as of June 30, 2008.

5. STOCK REPURCHASE PROGRAM

On October 26, 2007, our Board of Directors increased the size of our stock repurchase program by $250 million, bringing the total amount of the program to $700 million. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from employee stock options. We repurchased 3,199,100 shares during the three months ended March 31, 2008 for aggregate consideration of approximately $143 million. We did not repurchase any shares under the stock repurchase program during the three months ended June 30, 2008.

The remaining authorization under our stock repurchase program as of June 30, 2008 was $203.3 million. As of June 30, 2008, we had repurchased a cumulative aggregate of 32,970,852 shares of our common stock under our stock repurchase program at an average price of $35.18 for aggregate consideration of $1,159.8 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options). We used net free cash available to fund the share repurchases.

6. FINANCING ARRANGEMENTS

Amortizing Financing Facility

On December 19, 2007, we entered into a five-year, non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender, and on April 29, 2008, we entered into an amendment to the financing facility, which was administrative in nature. In connection with the financing facility, we entered into an interest rate swap agreement (see Note 2). Under the interest rate swap agreement, we pay an amount equal to LIBOR times a notional principal amount and receive in return an amount equal to 4.3% times the same notional principal amount. The financing facility requires one of our subsidiaries to pay semi-annual distributions, in the amount of $17.5 million, to a participant in the financing facility. Unless terminated earlier, the final payment under the facility is scheduled to be made on December 19, 2012. The financing facility also provides that the financing facility may be terminated through a series of put and call transactions: (1) at the option of one of our wholly-owned subsidiaries at any time after December 20, 2009, or (2) upon the occurrence of certain defined acceleration events.

The financing facility includes limitations (subject to specified exclusions) on our and certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of the business we and our subsidiaries conducted on the closing date of the financing facility. In addition, the financing facility also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the financing facility. As of June 30, 2008, we were in compliance with all of the covenants under the financing facility.

Senior Notes

On May 18, 2007, we issued $300 million in aggregate principal amount of 6.375% Senior Notes due 2017. On May 31, 2007, we issued an additional $100 million of 6.375% Senior Notes due 2017 which were consolidated with, and constitute the same series as, the Senior Notes issued on May 18, 2007 (collectively, Senior Notes). The aggregate net proceeds from the issuance of the Senior Notes were $393.5 million and were used to repay outstanding debt.

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of June 30, 2008, no default or event of default had occurred under the indenture governing the Senior Notes.

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

Each of the following will be an Event of Default under the indenture governing the Senior Notes:

•

failure to pay interest for 30 days after the date payment is due and payable, provided that an extension of an interest payment period by us in accordance with the terms of the Senior Notes shall not constitute a failure to pay interest;

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

Revolving Credit Facility

On June 25, 2007, we entered into a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. We entered into an amendment to the credit facility on April 29, 2008, which was administrative in nature. As of June 30, 2008, the maximum amount available for borrowing under the revolving credit facility was $629.9 million (see “—Letters of Credit” below).

Amounts outstanding under our revolving credit facility will bear interest, at our option, at (a) the base rate, which is a rate per annum equal to the greater of (i) the federal funds rate plus one-half of one percent and (ii) Bank of America’s prime rate (as such term is defined in the facility), (b) a competitive bid rate solicited from the syndicate of banks, or (c) the British Bankers Association LIBOR rate (as such term is defined in the facility), plus an applicable margin, which is initially 70 basis points per annum and is subject to adjustment according to our credit ratings, as specified in the facility.

Our revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements which restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends. In addition, we are required to maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the revolving credit facility.

Our revolving credit facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness of the Company or our subsidiaries in excess of $50 million; certain ERISA-related events; noncompliance by us or any of our subsidiaries with any material term or provision of the HMO Regulations or Insurance Regulations (as each such term is defined in the facility); certain voluntary and involuntary bankruptcy events; inability to pay debts; undischarged, uninsured judgments greater than $50 million against us and/or our subsidiaries; actual or asserted invalidity of any loan document; and a change of control. If an event of default occurs and is continuing under the credit facility, the lenders thereunder may, among other things, terminate their obligations under the facility and require us to repay all amounts owed thereunder.

Letters of Credit

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of June 30, 2008 and December 31, 2007, we had outstanding letters of credit for $125.1 million and $120.8 million, respectively, resulting in the maximum amount available for borrowing under the revolving credit facility of $629.9 million and $779.2 million, respectively. As of June 30, 2008 and December 31, 2007, no amounts have been drawn on any of these letters of credit.

7. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which we adopted on January 1, 2008. SFAS No. 157 does not require any new fair value measurements, but it defines fair value, establishes a framework for measuring fair value in accordance with existing GAAP, and expands disclosures about fair value measurements. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value and the level of market price observability.

Investments measured and reported at fair value using Level inputs, as defined by SFAS No. 157, are classified and disclosed in one of the following categories:

Level 1—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include U.S. treasury securities and listed equities. As required by SFAS No. 157, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments that are generally included in this category include asset-backed securities, corporate bonds and loans, municipal bonds, auction rate securities and interest rate swap asset.

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Assets:
Investments—available for sale
Asset-backed securities	—	$621.5	—	$621.5
U.S. government and agencies	$47.1	43.3	—	90.4
Obligations of states and other political subdivisions	—	511.8	$10.3	522.1
Corporate debt securities	—	278.5	—	278.5
Other securities	1.9	—	—	1.9

	$49.0	$1,455.1	$10.3	$1,514.4

Interest rate swap asset	—	1.6	—	1.6

Total assets at fair value	$49.0	$1,456.7	$10.3	$1,516.0

The changes in the balances of Level 3 financial assets for the three and six months ended June 30, 2008 were as follows (dollars in millions):

	Three Months Ended	Six Months Ended
	June 30, 2008
Beginning balance	$21.8	$—
Total gains and losses
Realized in net income	—	—
Unrealized in accumulated other comprehensive income	—	—
Purchases, sales, issuances and settlements	(11.5)	(11.5)
Transfers into Level 3	—	21.8

Ending balance at June 30, 2008	$10.3	$10.3

Change in unrealized gains (losses) included in net income related to assets still held	$—	$—

During the six months ended June 30, 2008, certain auction rate securities experienced “failed” auctions. As a result, these securities’ fair value could not be estimated based on observable market prices and unobservable inputs were used.

8. LEGAL PROCEEDINGS

Class Action Litigation

McCoy v. Health Net, Inc. et al, Wachtel v. Health Net, Inc., et al and Scharfman, et al v. Health Net, Inc., et al.

These three lawsuits are styled as nationwide class actions. McCoy and Wachtel were pending in the United States District Court for the District of New Jersey on behalf of a class of subscribers in a number of our large and small employer group plans. The Wachtel complaint initially was filed as a single plaintiff case in New Jersey State court on July 23, 2001. Subsequently, we removed the Wachtel complaint to federal court, and plaintiffs amended their complaint to assert claims on behalf of a class of subscribers in small employer group plans in New Jersey on December 4, 2001. The McCoy complaint was filed on April 23, 2003 and asserted claims on behalf of a nationwide class of Health Net subscribers. These two cases were consolidated for purposes of trial. Plaintiffs alleged that Health Net, Inc., Health Net of the Northeast, Inc. and Health Net of New Jersey, Inc. violated the Employee Retirement Income Security Act of 1974 (ERISA) in connection with various practices related to the reimbursement of claims for services provided by out-of-network (ONET) providers. Plaintiffs sought relief in the form of payment of additional benefits, injunctive and other equitable relief, and attorneys’ fees.

In September 2006, the District Court in McCoy/Wachtel certified two nationwide classes of Health Net subscribers who received medical services or supplies from an out-of-network provider and to whom the defendants paid less than the providers billed charges from 1995 through August 31, 2004. Class notices were mailed and published in various newspapers at the beginning of July 2007.

On January 13, 2005, counsel for the plaintiffs in the McCoy/Wachtel actions filed a separate class action against Health Net, Inc., Health Net of the Northeast, Inc., Health Net of New York, Inc. and Health Net Life Insurance Co. captioned Scharfman, et al. v. Health Net, Inc., et al., 05-CV-00301 (FSH)(PS) (United States District Court for the District of New Jersey). On March 12, 2007, the Scharfman complaint was amended to add McCoy and Wachtel as named plaintiffs and to add a non-ERISA claim. The Scharfman complaint alleged both ERISA and Racketeer Influenced and Corrupt Organizations Act (RICO) claims based on conduct similar to that alleged in McCoy/Wachtel. The alleged claims in Scharfman ran from September 1, 2004 until the present.

Plaintiffs in the Scharfman action sought relief in the form of payment of additional benefits, civil penalties, restitution, compensatory, and consequential damages, treble damages, prejudgment interest and costs, attorney’s fees and injunctive and other equitable relief.

In August 2007, we engaged in mediation with the plaintiffs resulting in an agreement in principle to settle McCoy, Wachtel and Scharfman. A final settlement agreement was signed with the plaintiffs on March 13, 2008. The material terms of our settlement agreement with the plaintiffs are as follows: (1) Health Net established a $175 million cash settlement fund which will be utilized to pay class members, plaintiffs’ attorneys’ fees and expenses and regulatory remediation of claims up to $15 million paid by Health Net to members in New Jersey relating to Health Net’s failure to comply with specific New Jersey state laws relating to ONET and certain other claims payment practices; (2) Health Net established a $40 million prove-up fund to compensate eligible class members who can prove that they paid out of pocket for certain ONET claims or who have received balance bills for such services after May 5, 2005; and (3) Health Net will implement various business practice changes relating to its handling of ONET claims, including changes designed to enhance information provided to its members on ONET reimbursements and enhanced reimbursement for certain ONET services. These amounts were accrued for in our consolidated statements of operations for the year ended December 31, 2007, and on January 28, 2008, we deposited $160 million into an escrow fund to be used, together with interest accrued thereon, as the cash settlement fund referenced above.

On April 24, 2008, the District Court conducted a preliminary fairness hearing and subsequently signed an order on that date preliminarily approving the settlement agreement. Notice of the settlement agreement’s terms, as well as class members’ rights to opt out of the settlement or object to the settlement, was provided to class members in May 2008. On July 24, 2008, the District Court conducted a final fairness hearing, at which objections to the settlement agreement were presented by certain class members. Immediately following the hearing, the District Court entered an order granting final approval of the settlement agreement.

It is not known at this time whether any appeals of the final approval will be filed. As a result, the settlement of these proceedings is not final and continues to be subject to change until the period for filing timely appeals of the order expires, or such time when any appeals that are filed are exhausted. If any appeals are timely filed, they will be considered by the U.S. Court of Appeals for the Third Circuit. In the event that the Third Circuit were to reverse the District Court’s order granting final approval, the parties would attempt to renegotiate the portion(s) of the settlement agreement that were not acceptable to the Third Circuit. If we were unable to reach an agreement that is acceptable to all parties, the District Court and the Third Circuit, these proceedings would continue and the $160 million in escrowed funds, together with accrued interest, would be returned to us. If the proceedings were to continue, we would continue to defend ourselves vigorously in this litigation. Given the complexity and scope of this litigation it is possible that, if these proceedings were to continue, an unfavorable resolution could have a material adverse effect on our results of operations and/or financial condition, depending, in part, upon our results of operations or cash flow at that time. In addition, the amount involved could be greater than the settlement amount currently agreed to by the parties and approved by the District Court.

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

On November 3, 2006, we filed a complaint in the U.S. District Court for the Middle District of Louisiana and simultaneously filed an identical suit in the 19th Judicial District Court in East Baton Rouge Parish seeking to nullify the three judgments that were rendered against us on the grounds of ill practice which resulted in the judgments entered. We have alleged that the judgments and other prejudicial rulings rendered in these cases were the result of impermissible ex parté contacts between the receivers, their counsel and the trial court during the course of the litigation. Preliminary motions and exceptions have been filed by the receivers for AmCare-TX, AmCare-OK and AmCare-LA seeking dismissal of our claim for nullification on various grounds. The federal magistrate, after considering the briefs of the parties, found that Health Net had a reasonable basis to infer possible impropriety based on the facts alleged, but also found that the federal court lacked jurisdiction to hear the nullity action and recommended that the suit be dismissed. The federal judge dismissed Health Net’s federal complaint and Health Net appealed to the U.S. Fifth Circuit Court of Appeals. On July 8, the Fifth Circuit issued an opinion affirming the district court’s dismissal of the federal complaint, albeit on different legal grounds from those relied upon by the district court. We are presently evaluating what actions to take in response to the Fifth Circuit’s ruling. The state court nullity action has been stayed pending the resolution of Health Net’s jurisdictional appeal in the federal action.

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

We are party to arbitrations and litigation, including a putative class action lawsuit filed in April 2008 in Los Angeles Superior Court, in which rescinded members allege that we unlawfully rescinded their coverage. The lawsuits generally seek to recover the cost of medical services that were not paid for as a result of the rescission, and in some cases they also seek damages for emotional distress, attorney fees and punitive damages. On February 21, 2008, we received an arbitration decision in a case involving the rescission of an individual insurance policy. The arbitration decision ordered us to pay approximately $9.4 million in medical service costs, emotional distress and punitive damages together with attorney’s fees in an amount to be awarded at a later date. In the three months ended June 30, 2008, we paid $9.5 million to the plaintiff, including attorney fees.

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

Miscellaneous Proceedings

We have been the subject of a regulatory investigation in New Jersey related principally to the timeliness and accuracy of our claims payment practices for services rendered by out-of-network providers. The regulatory investigation included an audit of our claims payment practices for services rendered by out-of-network providers for 1996 through 2005 in New Jersey. The New Jersey Department of Banking and Insurance (DOBI) informed us that, based on the results of the audit, it would require us to remediate certain claims payments for this period and would assess a regulatory fine against us. In July 2008, we reached an agreement with DOBI regarding most of the claims that would require remediation and had preliminary discussions with DOBI regarding the fine that it expects to impose. We completed remediation of the claims as of August 1, 2008. We expect to reach an agreement on the fine to be assessed and enter into a consent order in the near future. At this time, management believes that the ultimate outcome of this regulatory investigation should not have a material adverse effect on our financial condition and liquidity.

On February 13, 2008, the New York Attorney General (NYAG) announced that his office was conducting an industry-wide investigation into the manner in which health insurers calculate “usual, customary and reasonable” charges for purposes of reimbursing members for out-of-network medical services. The NYAG’s office issued subpoenas to 16 health insurance companies, including us, in connection with this investigation. As described by the NYAG in a press conference on February 13, 2008, the threatened claims appear to be similar in part to those asserted by the plaintiffs in the McCoy, Wachtel and Scharfman cases described above. We responded to the subpoena and are cooperating with the NYAG as appropriate in his investigation. On March 28, 2008, we received a request for voluntary production from the Connecticut Attorney General that sought information similar to that subpoenaed by the NYAG. We responded to the request and are cooperating with the Connecticut Attorney General as appropriate in his investigation.

On September 12, 2007, Health Net of New Jersey (HNNJ) received notification from the New Jersey Division of Medical Assistance and Health Services (NJDMAHS) of its Intent to Impose Liquidated Damages for Provider Network Deficiencies as of September 24, 2007 and that NJDMAHS might impose a daily penalty for each network deficiency (originally $250/day, potentially to increase to $500/day). On April 17, 2008, NJDMAHS notified HNNJ that it was withdrawing the Notice of Intent to Impose Liquidated Damages for Provider Network Deficiencies. On November 29, 2007, HNNJ received notification from NJDMAHS of its Intent to Impose Liquidated Damages for Continuity of Care in Lead Case Management and Care Management as of August 15, 2007 in the amount of $250/day. On December 12, 2007, NJDMAHS notified HNNJ that it was increasing the liquidated damages amount from $250/day to $500/day as of December 14, 2007 and until HNNJ had demonstrated that its continuity of care for care management of certain of its populations was in compliance with contractual requirements. On June 2, 2008, HNNJ received notice from NJDMAHS that it had successfully remediated the outstanding identified deficiencies and that the daily penalties would no longer continue to accrue effective as of April 25, 2008.

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

In addition, in the ordinary course of our business operations, we are also party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes, employment litigation, wage and hour claims, real estate and intellectual property claims, claims brought by members seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were either denied, underpaid or not paid, and claims arising out of the acquisition or divestiture of various business units or other assets. We are also subject to claims relating to the performance of contractual obligations to providers, members, employer groups and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims. In addition, we are subject to claims relating to the insurance industry in general, such as claims relating to reinsurance agreements and rescission of coverage and other types of insurance coverage obligations.

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

CAUTIONARY STATEMENTS

The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Form 10-K and the risks discussed in our other filings from time to time with the SEC.

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

OVERVIEW

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.7 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, MHN, provides behavioral health, substance abuse and employee assistance programs to approximately 6.9 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

Summary of Key Financial Results

Our total health plan membership increased by 60,000, or 2%, from June 30, 2007 to June 30, 2008. The increase in membership was primarily driven by the addition of 178,000 Medicare Part D stand-alone plan (Medicare Part D) members and 49,000 Medicare Advantage members, and was partially offset by a decline of 58,000 Medicaid members, 57,000 commercial members and 52,000 administrative services only (ASO) members.

Total revenues increased by $377.3 million, or 11%, in the three months ended June 30, 2008 and by $785.2 million, or 11%, in the six months ended June 30, 2008 as compared to the same periods in 2007. These increases were primarily driven by an average 7% increase in our health plan services premiums on a per member per month (PMPM) basis and a 13% increase in our government contracts revenue from our TRICARE contract. The increases in the revenues of our operating segments were partially offset by decreases in our net investment income in the second quarter of 2008.

Our diluted earnings per share for the three and six months ended June 30, 2008 were $0.71 and $0.37, respectively, compared with $0.80 and $1.57, respectively, for the same periods in 2007. Our pretax margin declined in the three months ended June 30, 2008 to 3.1% from 4.3% for the same period in 2007. This decline was primarily due to a 320 basis point increase in the Medicare medical care ratio (MCR) as a result of higher hospital and pharmacy costs and increased utilization. This decline was partially offset by improvements in our commercial and Medicaid MCRs. In the three months ended June 30, 2008, we also recorded a pretax charge of $13.0 million related to our previously announced operations strategy. Our pretax margin declined in the six months ended June 30, 2008 to 0.9% from 4.2% for the same period in 2007. This decline was primarily due to pretax charges of $95.5 million recorded in the six months ended June 30, 2008 related to litigation and regulatory matters and our operations strategy. In addition to these charges, during the six months ended June 30, 2008 our operating results were unfavorably impacted by unusual seasonal physician and hospital utilization patterns that occurred primarily in the fourth quarter of 2007, resulting in $50 million pretax of adverse prior period development; higher than expected utilization in both Medicare Advantage and Medicare Part D plans resulting in a $24 million pretax impact in the first quarter of 2008; and an unusually active flu season during the first quarter of 2008 resulting in a $20 million pretax impact on earnings.

Our cash flows from operations decreased to a negative $(197.8) million for the six months ended June 30, 2008 from a positive $479.7 million for the same period in 2007. This decrease of $677.5 million in operating cash flow is primarily as a result of an extra CMS payment received in June 2007 combined with timing of collecting our premiums receivable, including amounts due from CMS for Medicare Part D, and payments related to our operations strategy, legal and regulatory related matters and the other factors discussed above.

How We Report Our Results

We currently operate within two reportable segments, Health Plan Services and Government Contracts, each of which is described below.

Our Health Plan Services reportable segment includes the operations of our commercial, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”) and Medicaid health plans, the operations of our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. We have approximately 3.8 million members, including Medicare Part D members and ASO members in our Health Plan Services segment.

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

RESULTS OF OPERATIONS

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share and PMPM data)
REVENUES
Health plan services premiums	$3,114,168	$2,811,186	$6,237,156	$5,588,445
Government contracts	694,885	613,865	1,359,334	1,221,860
Net investment income	20,931	27,884	56,302	59,248
Administrative services fees and other income	11,516	11,243	25,464	23,537

Total revenues	3,841,500	3,464,178	7,678,256	6,893,090

EXPENSES
Health plan services (excluding depreciation and amortization)	2,655,066	2,381,279	5,443,469	4,722,353
Government contracts	658,255	570,518	1,295,832	1,137,617
General and administrative	297,475	270,003	649,753	561,288
Selling	88,243	76,842	174,835	145,971
Depreciation	8,328	6,969	15,886	13,510
Amortization	4,745	2,044	9,466	3,136
Interest	11,316	7,824	21,973	17,384

Total expenses	3,723,428	3,315,479	7,611,214	6,601,259

Income from operations before income taxes	118,072	148,699	67,042	291,831
Income tax provision	41,394	56,669	26,044	111,216

Net income	$76,678	$92,030	$40,998	$180,615

Net income per share:
Basic	$0.71	$0.82	$0.38	$1.61
Diluted	$0.71	$0.80	$0.37	$1.57
Pretax margin	3.1%	4.3%	0.9%	4.2%
Health plan services medical care ratio (MCR) (a)	85.3%	84.7%	87.3%	84.5%
Government contracts cost ratio (b)	94.7%	92.9%	95.3%	93.1%
G&A expense ratio (c)	9.5%	9.6%	10.4%	10.0%
Selling costs ratio (d)	2.8%	2.7%	2.8%	2.6%
Health plan services premiums per member per month (PMPM) (e)	$278.25	$260.18	$277.71	$259.76
Health plan services costs PMPM (e)	$237.23	$220.39	$242.37	$219.51

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(b)	Government contracts cost ratio is calculated as government contracts cost divided by government contracts revenue.
(c)	The G&A expense ratio is computed as G&A expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(d)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(e)	PMPM is calculated based on total at-risk member months and excludes ASO member months.

Consolidated Segment Results

The following table summarizes the operating results of our reportable segments for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Pretax income:
Health Plan Services segment	$81.5	$105.4	$3.5	$207.6
Government Contracts segment	36.6	43.3	63.5	84.2

Income from operations before income taxes	$118.1	$148.7	$67.0	$291.8

Health Plan Services Segment Membership

The following table below summarizes our health plan membership information by program and by state at June 30, 2008 and 2007:

	Commercial		ASO		Medicare		Medicaid		Health Plan Total
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
	(Membership in thousands)
Arizona	138	133	—	—	64	48	—	—	202	181
California	1,424	1,438	5	5	126	112	737	708	2,292	2,263
Connecticut	149	169	25	58	57	43	—	85	231	355
New Jersey	78	94	3	18	—	—	44	46	125	158
New York	213	233	11	15	6	9	—	—	230	257
Oregon	139	131	—	—	22	20	—	—	161	151
Other states	—	—	—	—	10	4	—	—	10	4

	2,141	2,198	44	96	285	236	781	839	3,251	3,369
Medicare Part D	—	—	—	—	526	348	—	—	526	348

Total	2,141	2,198	44	96	811	584	781	839	3,777	3,717

Our total health plan membership increased by 60,000, or 2%, from June 30, 2007 to June 30, 2008. The increase in membership was primarily driven by the addition of 178,000 Medicare Part D members and 49,000 Medicare Advantage members, partially offset by a decline of 58,000 Medicaid members, 57,000 commercial members and 52,000 ASO members.

Membership in our commercial health plans decreased by 57,000 members, or 3%, at June 30, 2008 compared to June 30, 2007. This decrease was primarily attributable to our Northeast plans, which experienced a decline of 56,000 commercial members, mostly in the large group. This decrease was partially offset by an increase in our Arizona and Oregon commercial large group membership of 5,000 and 8,000 members, respectively. Our California plan experienced a loss of 42,000 large group members, partially offset by a gain of 28,000 small group and individual members. Our ASO enrollment declined by 52,000 members or 54% at June 30, 2008 compared to June 30, 2007 due to membership losses in our Northeast plans.

Membership in our Medicare Advantage program increased by 49,000 members, or 21%, at June 30, 2008 compared to June 30, 2007, due to membership growth primarily in Arizona of 16,000 members, California of 14,000 members and Connecticut of 14,000 members. Our Medicare Part D membership increased by 178,000 members, or 51%, at June 30, 2008 compared to June 30, 2007.

We participate in state Medicaid programs in California and New Jersey. California membership, where the program is known as Medi-Cal, represents 94% of our Medicaid membership at June 30, 2008. Membership in our Medicaid programs decreased by 58,000 members at June 30, 2008 compared to June 30, 2007 due to our withdrawal from the Connecticut Medicaid Program, which had 85,000 members at June 30, 2007, partially offset by a gain of 29,000 members in California due to higher enrollment in the Fresno and San Diego areas and in the Healthy Families program. During the first quarter of 2008, we provided administrative services only to Connecticut Medicaid members and we withdrew from the Connecticut Medicaid program in April 2008.

Health Plan Services Segment Results

The following table summarizes the operating results for our health plan services segment for the three and six months ended June 30, 2008 and June 30, 2007, respectively. Effective May 31, 2007, we purchased a 50% interest in the Healthcare Solutions (HCS) business from the Guardian Life Insurance Company of America. As a result, our health plan services premium revenue, health plan services costs and G&A expenses, and related metrics, for the three and six months ended June 30, 2008 include 100% contribution from the HCS business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions, except PMPM data)
Health Plan Services segment:
Commercial premium revenue	$1,950.8	$1,820.0	$3,922.3	$3,597.5
Medicare premium revenue	899.5	693.4	1,792.2	1,398.2
Medicaid premium revenue	263.9	297.8	522.7	592.7

Health plan services premium revenues	$3,114.2	$2,811.2	$6,237.2	$5,588.4
Health plan services costs	(2,655.1)	(2,381.3)	(5,443.5)	(4,722.3)
Net investment income	20.9	27.9	56.3	59.3
Administrative services fees and other income	11.5	11.2	25.5	23.5
G&A	(297.5)	(270.0)	(649.8)	(561.3)
Selling	(88.2)	(76.8)	(174.8)	(146.0)
Amortization and depreciation	(13.0)	(9.0)	(25.4)	(16.6)
Interest	(11.3)	(7.8)	(22.0)	(17.4)

Pretax income	$81.5	$105.4	$3.5	$207.6
MCR:	85.3%	84.7%	87.3%	84.5%
Commercial	84.2%	84.5%	86.3%	83.8%
Medicare	89.0%	85.8%	90.7%	86.7%
Medicaid	80.5%	83.5%	82.6%	83.4%
Health plan services premium PMPM	$278.25	$260.18	$277.71	$259.76
Health plan services costs PMPM	$237.23	$220.39	$242.37	$219.51
G&A expense ratio	9.5%	9.6%	10.4%	10.0%
Selling costs ratio	2.8%	2.7%	2.8%	2.6%

Health Plan Services Premiums

Total health plan services premiums increased by $303.0 million, or 11%, for the three months ended June 30, 2008 and by $648.8 million, or 12%, for the six months ended June 30, 2008 as compared to the same periods in 2007. On a PMPM basis, premiums increased by 7% in each of the three and six months ended June 30, 2008, as compared to the same periods in 2007.

Commercial premium revenues increased by $130.8 million, or 7%, for the three months ended June 30, 2008 and by $324.8 million, or 9%, for the six months ended June 30, 2008 as compared to the same periods in 2007. The commercial premium PMPM increased by 9% and 10% for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. These increases were primarily attributable to the impact of the HCS business and our ongoing pricing discipline and premium rate increases, partially offset by decreases in our membership.

Medicare premiums increased by $206.1 million, or 30%, for the three months ended June 30, 2008 and by $394.0 million, or 28%, for the six months ended June 30, 2008 as compared to the same periods in 2007. These increases were primarily due to an increase in members participating in the Medicare Advantage and Medicare Part D prescription drug program. In addition, we recognized $48.4 million and $22.7 million of Medicare risk factor estimates in our health plan services premium revenues in the three months ended June 30, 2008 and 2007, respectively, and $89.3 million and $49.2 million of Medicare risk factor estimates in our health plan services premium revenues in the six months ended June 30, 2008 and 2007, respectively.

Medicaid premiums decreased by $33.9 million, or 11%, for the three months ended June 30, 2008 and by $70.0 million, or 12%, for the six months ended June 30, 2008 as compared to the same periods in 2007. These decreases were primarily due to a decrease in Connecticut Medicaid membership. We served the Connecticut Medicaid members on an ASO basis through the end of the first quarter of 2008, and we completed our exit from the Connecticut Medicaid program in April 2008. We recognized approximately $48.7 million and $95.1 million of premium revenue from our Connecticut Medicaid program during the three and six months ended June 30, 2007, respectively.

Health Plan Services Costs

Health plan services costs increased by $273.8 million, or 11%, for the three months ended June 30, 2008 and by $721.2 million, or 15%, for the six months ended June 30, 2008 as compared to the same periods in 2007. Health plan MCR was 85.3% for the three months ended June 30, 2008 and 87.3% for the six months ended June 30, 2008 as compared to 84.7% and 84.5% for the same periods in 2007, respectively. On a PMPM basis, health care costs increased by 8% for the three months ended June 30, 2008 and 10% for the six months ended June 30, 2008 as compared to the same periods in 2007.

Our commercial MCR for the three months ended June 30, 2008 decreased to 84.2% from 84.5% for the same period in 2007, primarily due to the increase in the premium yield outpacing the increase in the health care cost trend. Our commercial MCR increased to 86.3% from 83.8% for the six months ended June 30, 2008 compared to the same period in 2007. This increase was primarily attributable to a $43.2 million charge recorded in health care costs in connection with litigation and regulatory matters, as well as $40 million of unfavorable prior period reserve development recorded in the three months ended March 31, 2008. The increase in the commercial health care cost trend on a PMPM basis was 9% and 13% for the three and six months ended June 30, 2008, respectively, over the same periods in 2007. On a PMPM basis, physician and hospital costs rose 6% and 10%, respectively, and pharmacy costs rose 11% for the three months ended June 30, 2008 over the same period in 2007. Physician and hospital costs each rose 13%, and pharmacy costs rose 12% for the six months ended June 30, 2008 over the same period in 2007.

Our Medicare MCR, including Medicare Advantage and Part D, increased to 89.0% and to 90.7% for the three and six months ended June 30, 2008, respectively, from 85.8% and 86.7% for the three and six months ended June 30, 2007, respectively. These increases were primarily driven by higher inpatient and outpatient hospital and pharmacy costs in the three months ended June 30, 2008 and higher than expected utilization in both Medicare Advantage and Medicare Part D and an unusually active flu season in the three months ended March 31, 2008. Medicare Advantage health care cost PMPM increased by 8% and 7% for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. Part D health care cost PMPM increased by 6% for the three months ended June 30, 2008 compared to the same period in 2007, and decreased by 3% for the six months ended June 30, 2008 compared to the same period in 2007. We also recognized $10.9 million and $6.4 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs in the three months ended June 30, 2008 and 2007, respectively, and $23.5 million and $15.0 million of capitation expense in the six months ended June 30, 2008 and 2007, respectively.

Our Medicaid MCR decreased to 80.5% and 82.6% for the three and six months ended June 30, 2008, respectively, from 83.5% and 83.4% for the three and six months ended June 30, 2007, respectively. The decrease in the Medicaid health care cost PMPM was 8% and 5% for the three and six months ended June 30, 2008, respectively, over the same periods in 2007 primarily due to the conversion of our Connecticut Medicaid contract, which had an MCR of 97.5%, to the ASO funding type during the three months ended March 31, 2008 and our ultimate exit from the Connecticut Medicaid program in April 2008.

Administrative Services Fees and Other Income

Administrative services fees and other income increased by $0.3 million, or 2%, for the three months ended June 30, 2008 and by $2.0 million, or 8%, for the six months ended June 30, 2008 as compared to the same periods in 2007. The increase in the six months ended June 30, 2008 was primarily due to $5.4 million in amortization of participation fees related to our amortizing financing facility, partially offset by a $3.4 million asset impairment related to a small, non-core subsidiary.

Net Investment Income

Net investment income decreased by $7.0 million, or 25%, for the three months ended June 30, 2008 as compared to the same period in 2007. This decrease was primarily due to the $3.6 million decrease in the valuation of the interest rate swap in connection with our financing facility coupled with lower overall yields on our cash portfolio. Net investment income decreased by $3.0 million, or 5%, for the six months ended June 30, 2008 as compared to the same period in 2007, primarily due to a lower interest rate environment.

General, Administrative and Other Costs

G&A expense increased by $27.5 million, or 10%, for the three months ended June 30, 2008 and by $88.5 million, or 16%, for the six months ended June 30, 2008 as compared to the same periods in 2007. The increases in the G&A expense were primarily driven by litigation and operations strategy-related charges of $13 million and $49 million recorded in the three and six months ended June 30, 2008, respectively, payroll and employee benefit expenses and regulatory assessment fees. Our G&A expense ratio decreased to 9.5% from 9.6% for the three months ended June 30, 2008 compared to the same period in 2007, and increased to 10.4% from 10.0% for the six months ended June 30, 2008 compared to the same period in 2007.

The selling costs ratio increased to 2.8% and 2.8% for the three and six months ended June 30, 2008, respectively, from 2.7% and 2.6% for the same periods in 2007 as a result of an increase in individual, small and mid-size group members, which generally have higher broker and sales commissions.

Amortization and depreciation expense increased by $4.0 million and by $8.8 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. The increases were primarily due to the addition of new assets placed in production related to various information technology system projects and the amortization of intangible assets from the purchase of the HCS business.

Interest expense increased by $3.5 million, or 45%, for the three months ended June 30, 2008 and by $4.6 million, or 26%, for the six months ended June 30, 2008 as compared to the same periods in 2007. The increases were primarily due to increased borrowings on our revolving credit facility and amortization of the discount on our amortizing financing facility completed in December 2007, partially offset by interest on our bridge loan paid off in March 2007 and term loan paid off in May 2007.

Government Contracts Segment Membership

Under our TRICARE contract for the North Region, we provided health care services to approximately 3.0 million eligible beneficiaries in the Military Health System (MHS) as of June 30, 2008, and approximately 2.9 million eligible beneficiaries as of June 30, 2007. Included in the 3.0 million eligibles as of June 30, 2008 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.2 million other

MHS-eligible beneficiaries for whom we provide administrative services only. As of June 30, 2008, there were approximately 1.5 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

In addition to the 3.0 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in nine states covering approximately 24,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for the Government Contracts segment for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Government Contracts segment:
Revenues	$694.9	$613.9	$1,359.3	$1,221.9
Costs	658.3	570.6	1,295.8	1,137.7

Pretax income	$36.6	$43.3	$63.5	$84.2

Government Contracts Ratio	94.7%	92.9%	95.3%	93.1%

Government Contracts revenues increased by $81.0 million, or 13%, for the three months ended June 30, 2008 and by $137.4 million, or 11%, for the six months ended June 30, 2008 as compared to the same periods in 2007. Government Contracts costs increased by $87.7 million, or 15%, for the three months ended June 30, 2008 and by $158.1 million, or 14%, for the six months ended June 30, 2008 as compared to the same periods in 2007. For the three months ended June 30, 2008, these increases were primarily due to an increase in health care cost trends for Option Period 5 as compared to the trends for Option Periods 3 and 4.

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs, which is negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable, and the collectibility is reasonably assured. During the three and six months ended June 30, 2008, we recognized increases in the revenue estimate of $4.2 million and $0.2 million, respectively, and in the cost estimate an increase of $5.2 million and a decrease of $0.3 million, respectively. During the three and six months ended June 30, 2007, we recognized decreases in the revenue estimate of $19 million and $62 million, respectively, and decreases in the cost estimate of $24 million and $78 million, respectively.

The Government contracts ratio increased by 180 basis points for the three months ended June 30, 2008 as compared to the same periods in 2007. The Government contracts ratio increased by 220 basis points for the six months ended June 30, 2008 as compared to the same period in 2007. These increases were primarily due to favorable Option Period 3 health care costs that impacted 2007.

Income Tax Provision

Our income tax expense and the effective income tax rate for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Income tax expense	$41.4	$56.7	$26.0	$111.2
Effective income tax rate	35.1%	38.1%	38.8%	38.1%

The effective income tax rate differs from the statutory federal tax rate of 35% in each period due primarily to state income taxes, tax-exempt investment income, and interest on uncertain tax positions. Additionally, the three months ended June 30, 2008 included a favorable tax impact of expenses associated with litigation matters. The effective income tax rate for the three months ended June 30, 2008 is lower compared to the same period in 2007 due primarily to a favorable tax impact of expenses associated with litigation matters. The effective income tax rate for the six months ended June 30, 2008 is higher compared to the same period in 2007 due primarily to an increase in state income taxes related to changes in income earned in high tax jurisdictions.

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

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $262.9 million and $190.0 million as of June 30, 2008 and December 31, 2007, respectively.

Our cash flow from operating activities is also impacted by the timing of collections on our amounts receivable from CMS. Our receivable related to our Medicare business was $267.0 million and $103.6 million as of June 30, 2008 and December 31, 2007, respectively.

Our cash flow from investing activities is primarily impacted by the sales, maturities and purchases of our available-for-sale investment securities and restricted investments. Our investment objective is to maintain safety and preservation of principal by investing in a diversified mix of high-quality, investment grade securities while maintaining liquidity in each portfolio sufficient to meet our cash flow requirements and attaining the highest total return on invested funds. We do not own any investments that have direct subprime mortgage exposure.

Our investment portfolio includes $621.5 million, or 41% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our asset-backed securities is AA+/Aa1. As of June 30, 2008 and December 31, 2007, our asset-backed and mortgage-backed securities had gross unrealized holding losses of $8.7 million and $3.1 million, respectively. We have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities.

Our investment portfolio also includes $20.4 million, or 1.3% of our portfolio holdings, of auction rate securities (ARS). These ARS have long-term nominal maturities for which the interest rates are reset through a dutch auction process every 7, 28 or 35 days. At June 30, 2008, $10.3 million of the ARS had at one point or are continuing to experience “failed” auctions. These securities are entirely municipal issues and rates are set at the maximum allowable rate as stipulated in the applicable bond indentures. We continue to receive income on all ARS. If all or any portion of the ARS continue to experience failed auctions, it could take an extended amount of time for us to realize our investments’ recorded value.

Based on the composition and quality of our investment portfolio, our ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

Operating Cash Flows

Our net cash flow (used in) provided by operating activities for the six months ended June 30, 2008 compared to the same period in 2007 is as follows:

	June 30, 2008	June 30, 2007	Change 2008 over 2007
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(197.8)	$479.7	$(677.5)

This decrease of $677.5 million in operating cash flow is primarily a result of an extra CMS payment of $304 million received in June 2007 combined with the timing of collecting our premiums receivable, including amounts due from CMS for Medicare Part D, as well as payments related to our operations strategy and payments for legal and regulatory related matters.

Investing Activities

Our net cash flow used in investing activities for the six months ended June 30, 2008 compared to the same period in 2007 is as follows:

	June 30, 2008	June 30, 2007	Change 2008 over 2007
	(Dollars in millions)
Net cash used in investing activities	$(49.0)	$(88.9)	$39.9

Net cash used in investing activities decreased primarily due to an increase in net sales and maturities of investments of $98 million, partially offset by a decrease in net cash received from the purchase/sale of assets and buildings of $58 million.

Financing Activities

Our net cash flow provided by (used in) financing activities for the six months ended June 30, 2008 compared to the same period in 2007 is as follows:

	June 30, 2008	June 30, 2007	Change 2008 over 2007
	(Dollars in millions)
Net cash provided by (used in) financing activities	$0.4	$(119.5)	$119.9

Net cash provided by financing activities increased during the six months ended June 30, 2008, primarily due to an increase in net borrowings of $243 million, partially offset by a decrease in proceeds from the exercise of stock options and tax benefits from share-based compensation of $50 million and share repurchases of $73 million.

Capital Structure

Share Repurchases. On October 26, 2007, our Board of Directors increased the size of our stock repurchase program by $250 million, bringing the total amount of the program to $700 million. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from the employee stock options. We repurchased 3,199,100 shares during the three months ended March 31, 2008 for aggregate consideration of approximately $143 million. We did not repurchase any shares during the three months ended June 30, 2008 under the our stock repurchase program. We used net free cash available to fund the share repurchases. As of June 30, 2008, the remaining authorization under our stock repurchase program was $203.3 million.

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

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations in 2008, as of June 30, 2008:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)(c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (c)(d)
January 1—January 31	—		—	—	—	$346,159,116
February 1—February 29 (e)	1,904,010		$46.78	$89,064,600	1,895,300	$257,491,899
March 1—March 31 (e)	1,306,123		41.51	54,214,053	1,303,800	$203,349,454
April 1—April 30	—		—	—	—	$203,349,454
May 1—May 31	—		—	—	—	$203,349,454
June 1—June 30 (e)	2,236		30.21	67,550	—	$203,349,454

	3,212,369	(e)	$44.62	$143,346,203	3,199,100

(a)	We did not repurchase any shares of our common stock during the three months ended June 30, 2008 outside our publicly announced stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.
(b)	Our stock repurchase program was announced in April 2002. We announced additional repurchase authorization in August 2003, October 2006 and October 2007.
(c)	A total of $700 million of our common stock may be repurchased under our stock repurchase program. Additional amounts may be added to the program based on exercise proceeds and tax benefits the Company receives from the exercise of employee stock options, but only upon further approval by the Board of Directors. The remaining authority under our repurchase program includes proceeds received from option exercises and tax benefits the Company received from exercise of employee stock options which have been approved for inclusion in the program by the Board.
(d)	Our stock repurchase program does not have an expiration date. During the six months ended June 30, 2008, we did not have any repurchase program that expired, and we did not terminate any repurchase program prior to its expiration date.
(e)	Includes 8,710, 2,323 and 2,236 shares withheld by the Company to satisfy tax withholdings and exercise price obligations arising from the vesting and/or exercise of stock options and other equity awards in February, March and June 2008, respectively.

Amortizing Financing Facility. On December 19, 2007, we entered into a five-year, non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender. We entered into an amendment to the financing facility on April 29, 2008, which was administrative in nature. For financial reporting purposes, this financing facility will have an effective interest rate of zero as a result of imputed interest being offset by other income related to the financing facility. The proceeds from the financing facility were used for general corporate purposes.

The financing facility requires one of our subsidiaries to pay semi-annual distributions, in the amount of $17.5 million to a participant in the financing facility. Unless terminated earlier, the final payment under the facility is scheduled to be made on December 19, 2012.

The financing facility includes limitations (subject to specified exclusions) on our and certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of ours or their business conducted on the closing date of the financing facility. In addition, the financing facility also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the financing facility. As of June 30, 2008, we were in compliance with all of the covenants under the financing facility.

The financing facility provides that it may be terminated through a series of put and call transactions (1) at the option of one of our wholly-owned subsidiaries at any time after December 20, 2009, or (2) upon the occurrence of certain defined acceleration events. These acceleration events, include, but are not limited to:

•	nonpayment of certain amounts due by us or certain of our subsidiaries under the financing facility (if not cured within the related time period set forth therein);

•	a change of control (as defined in the financing facility);

•

our failure to maintain the following ratings on our senior indebtedness by any two of the following three rating agencies: (A) a rating of at least BB by Standard & Poor’s Ratings Services, (B) a rating of at least BB by Fitch, Inc., and (C) a rating of at least Ba2 by Moody’s Investors Service, Inc.;

•	cross-acceleration to other indebtedness of our Company in excess of $50 million;

•	certain ERISA-related events;

•	noncompliance by Health Net with any material term or provision of the HMO Regulations or Insurance Regulations (as each such term is defined in the financing facility);

•	events in bankruptcy, insolvency or reorganization of our Company;

•	undischarged, uninsured judgments in the amount of $50 million or more against our Company; or

•	certain changes in law that could adversely affect a participant in the financing facility.

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

Senior Notes. On May 18, 2007, we issued $300 million in aggregate principal amount of 6.375% Senior Notes due 2017. On May 31, 2007, we issued an additional $100 million of 6.375% Senior Notes due 2017 which were consolidated with, and constitute the same series as, the Senior Notes issued on May 18, 2007 (collectively, the Senior Notes). The aggregate net proceeds from the issuance of the Senior Notes were $393.5 million and were used to repay outstanding debt.

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and

Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of June 30, 2008, no default or event of default had occurred under the indenture governing the Senior Notes.

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

Revolving Credit Facility. On June 25, 2007, we entered into a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. We entered into an amendment to the credit facility on April 29, 2008, which was administrative in nature. Our revolving credit facility provides for aggregate borrowings in the amount of $900 million, which includes a $400 million sub-limit for the issuance of standby letters of credit and a $50 million sub-limit for swing line loans. In addition, we have the ability from time to time to increase the facility by up to an additional $250 million in the aggregate, subject to the receipt of additional commitments. The revolving credit facility matures on June 25, 2012.

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

Our revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements which restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends. In addition, we are required to maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the revolving credit facility.

Our revolving credit facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness of the Company or our subsidiaries in excess of $50 million; certain ERISA-related events; noncompliance by us or any of our subsidiaries with any material term or provision of the HMO Regulations or Insurance Regulations (as each such term is defined in the credit facility); certain voluntary and involuntary bankruptcy events; inability to pay debts; undischarged, uninsured judgments greater than $50 million against us and/or our subsidiaries; actual or asserted invalidity of any loan document; and a change of control. If an event of default occurs and is continuing under the facility, the lenders thereunder may, among other things, terminate their obligations under the facility and require us to repay all amounts owed thereunder.

As of June 30, 2008, we were in compliance with all covenants under our revolving credit facility.

As of June 30, 2008, we had outstanding an aggregate of $125.1 million in letters of credit and outstanding borrowings under the revolving credit facility of $145 million. As a result, as of June 30, 2008, the maximum amount available for borrowing under our credit facility was $629.9 million, and no amounts had been drawn on the letters of credit.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of June 30, 2008, all of our health plans and insurance subsidiaries met their respective regulatory requirements in all material respects.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At June 30, 2008, we had sufficient capital to exceed the applicable RBC levels. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash or other assets to the parent company.

As necessary, we make contributions to, and issue standby letters of credit on behalf of, our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the six months ended June 30, 2008, we made capital contributions of $13 million to certain of our subsidiaries in order to meet RBC or other statutory capital requirements. Health Net, Inc. did not make any capital contributions to its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through August 8, 2008.

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

CONTRACTUAL OBLIGATIONS

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2007 in our Form 10-K. Significant changes to our contractual obligations as previously disclosed in our Form 10-K are as follows:

	Between July 1, 2008 and December 31, 2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in millions)
Draw on revolving credit facility (1)	$145.0	$—	$—	$—	$—	$—	$145.0

(1)	See Note 6 to the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2008, we did not have any off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES

In our Form 10-K, we identified the critical accounting policies which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and recoverability of long-lived assets and investments. We have not changed these policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of June 30, 2008 is discussed below. There were no other significant changes to the critical accounting estimates as disclosed in our Form 10-K.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services (Increase) Decrease in Reserves for Claims
2%	$ (57.2) million
1%	$ (29.1) million
(1)%	$ 30.2 million
(2)%	$ 61.4 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 29.4 million
1%	$ 14.7 million
(1)%	$ (14.7) million
(2)%	$ (29.4) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

For a more detailed discussion of our market risks relating to these activities, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 8 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors.

The risk factors set forth below update, and should be read together with, the risk factors disclosed in Part I Item 1A of the Company’s Form 10-K.

Our efforts to capitalize on Medicare business opportunities could prove to be unsuccessful.

Medicare programs represent a significant portion of our business, accounting for approximately 20% of our total revenue in 2007 and an expected 23% in 2008. Over the last several years we have significantly expanded our Medicare health plans and restructured our Medicare program management team and operations to enhance our ability to pursue business opportunities presented by the MMA and the Medicare program generally. For example, in 2007 we introduced private fee-for-service (PFFS) Medicare Advantage plans, expanded our Medicare Part D prescription drug benefits plans to all 50 states, and we are in the process of enhancing our HMO/PPO product offerings. This growth requires substantial administrative and operational capabilities, which we have developed or for which we have contracted. For example, we use third party vendors to administer the enrollment, claims and billing functions for stand-alone PDP and PFFS. If the execution of these key operational functions is not successful, or we are unable to develop administrative capabilities to address the additional needs of our growing Medicare programs, it could have a material adverse effect on our Medicare business. In January 2008, we were directed by the CMS to suspend the marketing of and enrollment into our stand-alone PDP products due to certain administrative deficiencies relating to our ability to timely process stand-alone PDP enrollment applications. On March 18, 2008, CMS lifted this suspension based on its acceptance of our Corrective Action Plan and our demonstrated correction of the deficiencies. The Corrective Action Plan will remain in place until we demonstrate continued fulfillment of the Corrective Action Plan requirements for a two-month period. This temporary suspension did not have a material adverse effect on our Medicare business. If CMS were to suspend the marketing of and enrollment into our stand-alone PDP products for a significant period of time in the future, it could have a material adverse effect on our Medicare business.

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

On July 15, 2008, the Medicare Improvement for Patients and Providers Act of 2008 (the Medicare Improvement Act) became law. Beginning in 2010, the Medicare Improvement Act will, among other things, significantly reduce funding for Medicare Advantage programs.

If the cost and complexity of the recent Medicare changes exceed our expectations or prevent effective program implementation; if the government alters or further reduces funding of Medicare programs; if we fail to design and maintain programs that are attractive to Medicare participants; or if we are not successful in winning contract renewals or new contracts under the MMA’s competitive bidding process, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, and we may not be able to realize any return on our investments in Medicare initiatives.

A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.

Approximately 48% of our annual revenues relate to federal, state and local government health care coverage programs, such as Medicare, Medicaid and TRICARE. All of the revenues in our Government Contracts segment come from the federal government. Under government-funded health programs, the government payor typically determines premium and reimbursement levels. If the government payor reduces premium or reimbursement levels or increases them by less than our costs increase, and we are unable to make offsetting adjustments through supplemental premiums and changes in benefit plans, we could be adversely affected. Contracts under these programs are generally subject to frequent change, including changes that may reduce the number of persons enrolled or eligible, reduce the revenue received by us or increase our administrative or health care costs under such programs. Changes of this nature could have a material adverse effect on our business, financial condition or results of operations. Changes to government health care coverage programs in the future may also affect our willingness to participate in these programs.

States periodically consider reducing or reallocating the amount of money they spend for Medicaid. Currently, many states are experiencing budget deficits, and some states have reduced or have begun to reduce, or have proposed reductions in, payments to Medicaid managed care providers. For example, the State of California recently announced a proposal to cut reimbursement rates for the state’s Medi-Cal program by 10%. This rate reduction was implemented on July 1, 2008 and is expected to have an adverse impact on our pretax income for 2008. This rate reduction was one of the factors contributing to our announcement in April 2008 that we were lowering our full-year earnings per share guidance for 2008. Any additional significant reduction in payments received in connection with Medicaid could adversely affect our business, financial condition or results of operations.

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

Health care operations under our TRICARE North contract are scheduled to conclude on March 31, 2009. In the first quarter of 2008, the Department of Defense released a formal Request for Proposal for the next generation of TRICARE contracts. We submitted our proposal to the Department of Defense on June 27, 2008, in advance of the June 30, 2008 due date. Contracts are expected to be awarded on or before May 2009, with implementation of the new contracts scheduled to begin on April 1, 2010. Given the effective date of the new contracts, we currently believe that the Department of Defense will extend our current TRICARE North contract for one year. If the contract is not extended, and we are not awarded a new TRICARE contract, or if the terms and conditions of a new contract were significantly changed, it could have a material adverse effect on our business, results of operation and financial condition.

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

As of January 1, 2008, health plans and insurers in California, under certain defined circumstances, are obligated to pay providers for services they have rendered despite the rescission of a member’s policy. On October 23, 2007, the California Department of Managed Health Care (DMHC) and the California Department of Insurance (DOI) announced that they would be issuing joint regulations that would restrict the ability of health plans and insurers to rescind a member’s coverage and deny payment to treating providers. The DMHC has issued draft proposed regulations and it is expected that the DOI will do so as well in the near future. The DOI commenced an audit of Health Net Life Insurance Company on April 7, 2008 relating to our rescission practices. This audit is ongoing.

On October 16, 2007, the DMHC initiated a survey of Health Net of California’s activities regarding the rescission of policies for the period 2004 through 2006. This survey is similar to ones the DMHC has already conducted of other health plans in California, which have resulted in administrative penalties. The results of the survey are expected to be made public some time in 2008. During the course of the survey, the DMHC alleged that Health Net of California had failed to timely provide information to the DMHC’s survey team. As a result of this allegation, the DMHC required Health Net of California to pay an administrative penalty of $1 million. Following completion of the survey, on May 15, 2008, Health Net of California entered into a settlement agreement with the DMHC. The settlement agreement requires Health Net of California to (1) pay a $300,000 administrative fine, (2) offer future coverage to all 85 HMO enrollees who had coverage rescinded from 2004 and later, (3) offer those enrollees an opportunity to participate in an expedited review process where the enrollee could seek to resolve claims for out of pocket medical expenses and other damages incurred as a result of the rescission, and (4) file a corrective action plan for various internal procedural changes by June 30, 2008. Health Net of California filed the corrective action plan by the due date. Failure to substantially implement the actions set forth in the corrective action plan will subject Health Net of California to a potential additional penalty of up to $3 million.

We are also party to arbitrations and litigation, including a putative class action, in which rescinded members allege that we unlawfully rescinded their coverage. The lawsuits generally seek reimbursement for the cost of medical services that were not paid as a result of the rescission, and also seek to recover for emotional distress, attorneys’ fees and punitive damages. One of these arbitrations was decided on February 21, 2008, and resulted in an award paid to the claimant of approximately $9.4 million. Recent court of appeal decisions in California adverse to health plans and insurers have increased the risks associated with rescissions of policies based on applications containing material misrepresentations of medical history, and may make it more difficult to rescind policies in the future. Additionally, the Los Angeles City Attorney recently filed a complaint against us relating to our underwriting practices and rescission of certain individual policies. The complaint seeks equitable relief and civil penalties for, among other things, alleged false advertising, violations of unfair competition laws and violations of the California Penal Code. Other government agencies, including the Attorney General of California, have indicated that they are investigating, or may be interested in investigating, rescissions and related activities. These developments, together with increased media scrutiny of health plans’ and insurers’ rescission practices, may also increase the risk of additional litigation in this area.

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

For example in the McCoy, Wachtel, and Scharfman cases described in Note 8 to our consolidated financial statements, the plaintiffs alleged that the manner in which our various subsidiaries paid member claims for out-of-network services was improper. On March 13, 2008 we executed a final settlement agreement with the plaintiffs in McCoy, Wachtel and Scharfman to settle those cases and on April 24, 2008 the court preliminarily approved the settlement agreement. On July 24, 2008, the court entered an order granting final approval of the settlement agreement. See Note 8 to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding these matters and the expenses we have incurred in connection with these matters.

We cannot predict the outcome of any lawsuit with certainty, and we are incurring material expenses in the defense of litigation matters, including without limitation, substantial discovery costs. While we currently have insurance policies that may provide coverage for some of the potential liabilities relating to litigation matters, there can be no assurance that coverage will be available for any particular case or liability. Insurers could dispute coverage or the amount of insurance could not be sufficient to cover the damages awarded. In addition, certain liabilities such as punitive damages, may not be covered by insurance. Insurance coverage for all or certain types of liability may become unavailable or prohibitively expensive in the future or the deductible on any such insurance coverage could be set at a level that would result in us effectively self-insuring cases against us. The deductible on our errors and omissions (E&O) insurance has reached such a level. Given the amount of the deductible, the only cases which would be covered by our E&O insurance are those involving claims that substantially exceed our average claim values and otherwise qualify for coverage under the terms of the insurance policy.

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

We regularly evaluate litigation matters pending against us, including those described in Note 8 to our consolidated financial statements, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in an earnings charge in any particular quarter in which we enter into a settlement agreement. Although we have recorded litigation reserves which represent our best estimate on probable losses, both known and incurred but not reported, our recorded reserves might prove to be inadequate to cover an adverse result or settlement for extraordinary matters, such as the matters described in Note 8. Therefore, costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized a $700 million stock repurchase program. As of June 30, 2008, the remaining authorization under our stock repurchase program was $203.3 million.

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

On May 8, 2008, we held our 2008 Annual Meeting of Stockholders (Annual Meeting). At the Annual Meeting, our stockholders voted upon proposals to (i) elect nine directors to serve for a term of one year or until the 2009 Annual Meeting of Stockholders (Proposal 1) and (ii) ratify the Board’s selection of Deloitte & Touche LLP as the Company’s independent registered public accountants for 2008 (Proposal 2).

The following provides voting information for all matters voted upon at the Annual Meeting, and includes a separate tabulation with respect to each nominee for director:

Proposal 1

Election of Directors:	Votes For:	Votes Against:	Votes Withheld:	Broker Non Votes:
Theodore F. Craver, Jr.	87,987,656	0	7,112,729	0
Vicki B. Escarra	87,785,905	0	7,314,480	0
Thomas T. Farley	87,714,695	0	7,385,690	0
Gale S. Fitzgerald	87,785,602	0	7,314,783	0
Patrick Foley	87,514,553	0	7,585,832	0
Jay M. Gellert	87,732,672	0	7,367,713	0
Roger F. Greaves	87,731,144	0	7,369,241	0
Bruce G. Willison	83,259,213	0	11,841,172	0
Frederick C. Yeager	87,787,764	0	7,312,621	0

Since each of the nominees received a plurality of the votes cast, each of the nominees was elected as a director for an additional term at the Annual Meeting.

Proposal 2

With respect to the ratification of the selection of Deloitte & Touche LLP as our independent registered public accountants for the year ending December 31, 2008, 93,057,070 votes were cast for and 1,970,768 votes were cast against and there were 72,547 abstentions and no broker non-votes. Since Proposal 2 received the affirmative vote of a majority of the votes cast on that proposal, the selection of Deloitte & Touche LLP as our independent registered public accountants for the year ending December 31, 2008 was ratified.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Amended and Restated Employment Agreement, dated as of May 23, 2008, by and between Health Net, Inc. and Patricia T. Clarey

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: August 8, 2008	By:	/s/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Chief Financial Officer

Date: August 8, 2008	By:	/s/ BRET A. MORRIS
Bret A. Morris
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated Employment Agreement, dated as of May 23, 2008, by and between Health Net, Inc. and Patricia T. Clarey

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.