Form 10-Q
period 2008-09-30
HEALTH NET INC
filed 2008-11-10
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares outstanding of the registrant’s Common Stock as of November 4, 2008 was 103,689,582 (excluding 40,044,293 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Health plan services premiums	$3,072,717	$2,930,151	$9,309,873	$8,518,596
Government contracts	724,323	660,394	2,083,657	1,882,254
Net investment income	10,204	29,298	66,506	88,546
Administrative services fees and other income	11,607	12,085	37,071	35,622

Total revenues	3,818,851	3,631,928	11,497,107	10,525,018

EXPENSES
Health plan services (excluding depreciation and amortization)	2,689,790	2,631,211	8,133,259	7,353,564
Government contracts	687,848	613,345	1,983,680	1,750,962
General and administrative	294,178	397,168	943,931	958,456
Selling	93,232	91,524	268,067	237,495
Depreciation and amortization	17,255	12,738	42,607	29,384
Interest	10,413	7,401	32,386	24,785

Total expenses	3,792,716	3,753,387	11,403,930	10,354,646

Income (loss) from operations before income taxes	26,135	(121,459)	93,177	170,372
Income tax provision (benefit)	7,665	(17,614)	33,709	93,602

Net income (loss)	$18,470	$(103,845)	$59,468	$76,770

Net income (loss) per share:
Basic	$0.17	$(0.93)	$0.55	$0.69
Diluted	$0.17	$(0.93)	$0.55	$0.67
Weighted average shares outstanding:
Basic	105,915	111,111	107,481	111,729
Diluted	106,869	111,111	108,796	114,357

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$340,121	$1,007,017
Investments—available for sale (amortized cost: 2008—$1,882,373; 2007—$1,557,411)	1,838,951	1,557,278
Premiums receivable, net of allowance for doubtful accounts (2008—$10,022; 2007—$6,724)	295,854	264,691
Amounts receivable under government contracts	235,064	189,976
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	307,970	266,767
Other receivables	107,032	72,518
Deferred taxes	111,266	132,818
Other assets	238,615	210,039

Total current assets	3,474,873	3,701,104
Property and equipment, net	228,256	178,758
Goodwill	751,949	751,949
Other intangible assets, net	96,122	109,386
Deferred taxes	58,555	47,765
Other noncurrent assets	132,427	144,093

Total Assets	$4,742,182	$4,933,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,348,681	$1,300,432
Health care and other costs payable under government contracts	56,505	69,014
IBNR health care costs payable under TRICARE North contract	307,970	266,767
Unearned premiums	197,881	176,981
Borrowings under amortizing financing facility	26,693	35,000
Accounts payable and other liabilities	285,016	463,823

Total current liabilities	2,222,746	2,312,017
Senior notes payable	398,224	398,071
Borrowings under amortizing financing facility	119,900	112,363
Borrowings under revolving credit facility	100,000	—
Other noncurrent liabilities	206,187	235,022

Total Liabilities	3,047,057	3,057,473

Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2008—143,733 shares; 2007—143,477 shares)	144	144
Additional paid-in capital	1,181,337	1,151,251
Treasury common stock, at cost (2008—40,043 shares of common stock; 2007—33,178 shares of common stock)	(1,367,302)	(1,123,750)
Retained earnings	1,908,565	1,849,097
Accumulated other comprehensive loss	(27,619)	(1,160)

Total Stockholders’ Equity	1,695,125	1,875,582

Total Liabilities and Stockholders’ Equity	$4,742,182	$4,933,055

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2007	140,690	$140	$1,027,878	(28,815)	$(891,294)	$1,653,478	$(11,237)	$1,778,965
Implementation of FIN 48						1,922		1,922

Adjusted balance as of January 1, 2007	140,690	$140	$1,027,878	(28,815)	$(891,294)	$1,655,400	$(11,237)	$1,780,887
Comprehensive income:
Net income						76,770		76,770
Change in unrealized loss on investments, net of tax impact of $435							1,461	1,461
Defined benefit pension plans:
Prior service cost and net loss							262	262

Total comprehensive income								78,493

Exercise of stock options and issuance of shares	2,556	3	70,185					70,188
Share-based compensation expense			17,834					17,834
Tax benefit related to equity compensation plans			25,511					25,511
Repurchases of common stock and accelerated stock repurchase settlement	133		(125)	(4,010)	(213,610)			(213,735)
Forfeiture of restricted stock	(3)		(88)					(88)
Amortization of restricted stock grants			94					94

Balance as of September 30, 2007	143,376	$143	$1,141,289	(32,825)	$(1,104,904)	$1,732,170	$(9,514)	$1,759,184

Balance as of January 1, 2008	143,477	$144	$1,151,251	(33,178)	$(1,123,750)	$1,849,097	$(1,160)	$1,875,582
Comprehensive income:
Net income						59,468		59,468
Change in unrealized loss on investments, net of tax impact of $16,610							(26,680)	(26,680)
Defined benefit pension plans:
Prior service cost and net loss							221	221

Total comprehensive income								33,009

Exercise of stock options and issuance of shares	256		6,679					6,679
Share-based compensation expense			22,774					22,774
Tax benefit related to equity compensation plans			631					631
Repurchases of common stock and accelerated stock repurchase settlement				(6,865)	(243,552)			(243,552)
Amortization of restricted stock grants			2					2

Balance as of September 30, 2008	143,733	$144	$1,181,337	(40,043)	$(1,367,302)	$1,908,565	$(27,619)	$1,695,125

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,468	$76,770
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	42,607	29,384
Share-based compensation expense	22,771	17,841
Deferred income taxes	27,362	106,809
Excess tax benefit on share-based compensation	(815)	(17,500)
Other changes	11,269	(4,457)
Changes in assets and liabilities, net of effects of dispositions or acquisitions:
Premiums receivable and unearned premiums	(10,263)	(98,221)
Other current assets, receivables and noncurrent assets	(42,560)	(100,539)
Amounts receivable/payable under government contracts	(57,597)	25,010
Reserves for claims and other settlements	48,249	264,308
Accounts payable and other liabilities	(205,875)	49,110

Net cash (used in) provided by operating activities	(105,384)	348,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	705,244	565,228
Maturities of investments	195,032	148,227
Purchases of investments	(1,255,406)	(783,243)
Sales of property and equipment	4	96,748
Purchases of property and equipment	(82,730)	(47,508)
Cash paid related to the acquisition of assets and businesses	—	(80,277)
Sales and purchases of restricted investments and other	20,770	(29,571)

Net cash used in investing activities	(417,086)	(130,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	6,636	70,097
Excess tax benefit on share-based compensation	815	17,500
Repurchases of common stock	(243,155)	(205,168)
Proceeds from issuance of senior notes	—	393,535
Borrowings under revolving credit facility	345,000	100,000
Repayment of borrowings	(253,722)	(600,000)

Net cash used in financing activities	(144,426)	(224,036)

Net decrease in cash and cash equivalents	(666,896)	(5,917)
Cash and cash equivalents, beginning of year	1,007,017	704,806

Cash and cash equivalents, end of period	$340,121	$698,889

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$16,363	$26,836
Income taxes paid	90,368	126,982

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

Certain items presented in the operating cash flow section of the consolidated statements of cash flows for the nine months ended September 30, 2007 have been reclassified within the operating cash flow section for comparative presentation purposes. This reclassification had no impact on our operating cash flows, net earnings or balance sheets as previously reported.

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Our comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in millions)
Net income (loss)	$18.5	$(103.8)	$59.5	$76.8
Other comprehensive income, net of tax:
Net change in unrealized losses on investments available for sale	(24.5)	10.5	(35.5)	1.5
Reclassification of unrealized losses to earnings	8.8	—	8.8	—
Defined benefit pension plans: Prior service cost and net loss amortization	0.1	0.1	0.2	0.2

Comprehensive income (loss)	$2.9	$(93.2)	$33.0	$78.5

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

Common stock equivalents arising from dilutive stock options, restricted common stock and RSUs are computed using the treasury stock method. For the three and nine months ended September 30, 2008, these amounted to 954,000 and 1,315,000 shares, respectively, which included 309,000 and 288,000 common stock equivalents from dilutive RSUs and restricted common stock. There were 2,628,000 shares of common stock equivalents, including 217,000 RSUs and restricted common stock equivalents, for the nine months ended September 30, 2007. For the three months ended September 30, 2007, 2,408,000 shares of common stock equivalents, including 268,000 RSUs and restricted common stock equivalents, were excluded from the computation of loss per share due to their anti-dilutive effect.

Options to purchase an aggregate of 3,236,000 and 1,594,000 shares of common stock, during the three and nine months ended September 30, 2008, respectively, and 810,000, during the nine months ended September 30, 2007 were considered anti-dilutive and were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock for each respective period. These options expire at various times through August 2018.

We have a $700 million stock repurchase program authorized by our Board of Directors. The remaining authorization under our stock repurchase program as of September 30, 2008 was $103 million (see Note 6). On November 4, 2008, we announced that our stock repurchase program is on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert will be undertaking a review of the Company’s strategy.

Goodwill and Other Intangible Assets

The carrying amount of goodwill by reporting unit is as follows:

	Health Plan Services	Total
	(Dollars in millions)
Balance as of September 30, 2008 and December 31, 2007	$752.0	$752.0

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of September 30, 2008:
Provider networks	$40.5	$(29.6)	$10.9	19.4
Employer groups	76.8	(15.3)	61.5	6.5
Customer relationships and other	29.5	(6.9)	22.6	11.1
Trade name	3.1	(2.7)	0.4	1.5
Covenant not-to-compete	2.2	(1.5)	0.7	2.0

	$152.1	$(56.0)	$96.1

As of December 31, 2007:
Provider networks	$40.5	$(27.7)	$12.8	19.4
Employer groups	75.0	(6.5)	68.5	6.5
Customer relationships and other	29.5	(4.9)	24.6	11.1
Trade name	3.1	(1.2)	1.9	1.5
Covenant not-to-compete	2.2	(0.6)	1.6	2.0

	$150.3	$(40.9)	$109.4

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

During the three months ended September 30, 2008, we recorded higher than expected health care costs and lowered our earnings guidance for the full-year 2008. The reduction in guidance was primarily driven by lower than expected commercial enrollment, higher than expected commercial health care cost trends, and the volatile economic environment. As a result of this revised outlook, we updated our annual impairment test on our goodwill asset as of September 30, 2008, which indicated that there was no impairment.

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 are as follows (dollars in millions):

Year	Amount
2008	$19.3
2009	16.8
2010	16.3
2011	16.0
2012	15.6

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of September 30, 2008 and December 31, 2007, our restricted cash and cash equivalents balances totaled $53.4 million and $30.5 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $64.5 million and $79.3 million as of September 30, 2008 and December 31, 2007, respectively, and are included in investments available-for-sale.

In connection with our purchase of The Guardian Life Insurance Company of America’s interest in the HealthCare Solutions business in 2007, we established escrowed funds to secure the payment of projected run-out claims for the purchased block of business. As of September 30, 2008 and December 31, 2007, this restricted cash balance amounted to $10.4 million and $37.0 million, respectively, and is included in other noncurrent assets on the accompanying consolidated balance sheets.

Interest Rate Swap Contracts

On December 19, 2007, we entered into a five-year, $175 million amortizing financing facility with a non-U.S. lender (see Note 7). In connection with the financing facility, we entered into an interest rate swap agreement under which we pay an amount equal to LIBOR times a notional principal amount and receive in return an amount equal to 4.3% times the same notional principal amount. The interest rate swap does not qualify for hedge accounting. Accordingly, the interest rate swap is reflected at positive fair value of $2.6 million in our consolidated balance sheet with an offset to net investment income in our consolidated statement of operations for the change in fair value during the three and nine months ended September 30, 2008.

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

We recognized $20.2 million and $109.5 million of favorable Medicare risk factor estimates, most of which were for the 2008 payment years in our health plan services premium revenues for the three and nine months ended September 30, 2008, respectively. We also recognized $4.4 million and $27.9 million of capitation expense related to the Medicare risk factor estimates, most of which were for the 2008 payment years in our health plan services costs for the three and nine months ended September 30, 2008, respectively.

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

TRICARE Contract Target Costs

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs which is negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable and the collectibility is reasonably assured. During the three and nine months ended September 30, 2008, we recognized increases in revenues of $48 million and $48 million, respectively, and increases in costs of $62 million and $61 million, respectively. During the three and nine months ended September 30, 2007, we recognized an increase in revenues of $10 million and a decrease in revenues of $61 million, respectively, and decreases in costs of $7 million and $95 million, respectively.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133 (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risks and accounting designation. Fair values of derivatives and their gains and losses are required to be disclosed in a tabular format. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 as of January 1, 2009 to have a material impact on our financial statements.

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

Our segment information is as follows:

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Three Months Ended September 30, 2008
Revenues from external sources	$3,072.7	$724.3	$—	$3,797.0
Intersegment revenues	12.5	—	(12.5)	—
Segment pretax (loss) income	(10.4)	36.5	—	26.1

Three Months Ended September 30, 2007
Revenues from external sources	$2,930.2	$660.4	$—	$3,590.6
Intersegment revenues	2.3	—	(2.3)	—
Segment pretax (loss) income	(168.5)	47.0	—	(121.5)

Nine Months Ended September 30, 2008
Revenues from external sources	$9,309.9	$2,083.7	$—	$11,393.6
Intersegment revenues	40.7	—	(40.7)	—
Segment pretax (loss) income	(6.8)	100.0	—	93.2

Nine Months Ended September 30, 2007
Revenues from external sources	$8,518.6	$1,882.3	$—	$10,400.9
Intersegment revenues	6.8	—	(6.8)	—
Segment pretax income	39.1	131.3	—	170.4

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in millions)
Commercial premium revenue	$1,951.5	$1,923.1	$5,873.8	$5,520.6
Medicare premium revenue	859.2	704.4	2,651.3	2,102.6
Medicaid premium revenue	262.0	302.7	784.8	895.4

Total Health Plan Services premiums	$3,072.7	$2,930.2	$9,309.9	$8,518.6

4. INVESTMENTS

Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We periodically assess our available-for-sale investments for other-than-temporary impairment. Any such other-than-temporary impairment loss is recognized as a realized loss and measured as the excess of amortized cost over fair value at the time the assessment is made.

During the three and nine months ended September 30, 2008, we recognized a $14.6 million loss from other-than-temporary impairments of our cash equivalents and available-for-sale investments. Such other-than-temporary impairments primarily were as a result of investments in corporate debt from Lehman Brothers, money market funds from The Reserve Primary Institutional Fund and preferred stock from Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac).

In September 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, we deemed the recovery of our investments in Lehman Brothers bonds as remote and recognized a loss from other-than-temporary impairment of $8.3 million in the three months ended September 30, 2008. As of September 30, 2008, our investments in Lehman Brothers corporate debt were written down to a cost basis of zero.

Due to the Lehman bankruptcy, our investment in The Reserve Primary Institutional Fund fell below a net asset value of $1 per share. Lehman short-term debt is one of the underlying investments in this fund. Consistent with our treatment of our Lehman Brothers investments, we recognized a loss from other-than-temporary impairment of $4.1 million in the three months ended September 30, 2008, in connection with our investments in The Reserve Primary Institutional Fund. As of September 30, 2008, our investments in The Reserve Primary Institutional Fund had a market value and cost basis of $253.5 million. We also have $118.4 million in The Reserve Government Fund as of September 30, 2008 at an estimated net asset value of $1 per share. Accordingly, no impairment was recognized for this fund.

In September 2008, The Reserve announced its intention to liquidate all of its money market funds and froze all redemptions until an orderly liquidation process can be implemented. As a result, we reclassified $372 million in estimated net asset value we had invested in The Reserve money market funds from cash equivalents to investments available for sale as of September 30, 2008. On October 30, 2008, The Reserve made an initial distribution of approximately 50% of the account balance in The Reserve Primary Fund, which equated to about $130 million for our account. The Reserve expects to distribute the remaining amounts in the Primary Fund and the Government Fund by the end of 2008.

Recent actions taken by the U.S. government to seize control of Fannie Mae and Freddie Mac due to the financial condition and liquidity issues of these government-sponsored entities coupled with weakness in the banking and financial services sectors led us to conclude that the recovery of our investments in these securities is not expected in the near term. In the three months ended September 30, 2008, we recognized a loss from other-than-temporary impairments of Fannie Mae and Freddie Mac securities totaling $1.2 million. As of September 30, 2008, our investments in Fannie Mae and Freddie Mac preferred stock were written down to a cost basis of zero.

In addition, we recognized $1 million in losses from other-than-temporary impairments of other corporate debt and preferred stock primarily issued by financial institutions or banks. Due to credit downgrades and declines in fair values in light of current market conditions, we deemed such impairments to be other-than-temporary.

As of September 30, 2008 and December 31, 2007, the amortized cost, gross unrealized holding gains and losses, and fair value of our available-for-sale investments were as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Asset-backed securities	$602.5	$1.7	$(11.3)	$592.9
U.S. government and agencies	104.1	0.3	—	104.4
Obligations of states and other political subdivisions	554.9	0.5	(18.4)	537.0
Corporate debt securities	620.5	0.9	(17.3)	604.1
Other securities	0.4	0.2	—	0.6

	$1,882.4	$3.6	$(47.0)	$1,839.0

	December 31, 2007
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Asset-backed securities	$504.9	$2.5	$(3.1)	$504.3
U.S. government and agencies	197.7	0.4	(0.5)	197.6
Obligations of states and other political subdivisions	563.0	2.8	(1.4)	564.4
Corporate debt securities	290.0	1.0	(2.0)	289.0
Other securities	1.8	0.1	—	1.9

	$1,557.4	$6.8	$(7.0)	$1,557.2

The following table shows our investments’ gross unrealized losses and fair value for individual securities that have been in a continuous loss position through September 30, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$346.1	$(9.0)	$31.9	$(2.3)	$378.0	$(11.3)
U.S. government and agencies	7.3	—	—	—	7.3	—
Obligation of states and other political subdivisions	421.9	(13.8)	44.0	(4.6)	465.9	(18.4)
Corporate debt	164.0	(14.4)	19.7	(2.9)	183.7	(17.3)

	$939.3	$(37.2)	$95.6	$(9.8)	$1,034.9	$(47.0)

The following table shows the number of our individual securities that have been in a continuous loss position at September 30, 2008.

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	75	19	94
U.S. government and agencies	5	—	5
Obligation of states and other political subdivisions	156	8	164
Corporate debt	81	9	90

	317	36	353

The following table shows our investments’ gross unrealized losses and fair value for individual securities that have been in a continuous loss position through December 31, 2007:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$23.1	$(0.2)	$188.7	$(2.9)	$211.8	$(3.1)
U.S. government and agencies	3.7	—	100.3	(0.5)	104.0	(0.5)
Obligation of states and other political subdivisions	110.8	(1.0)	69.7	(0.4)	180.5	(1.4)
Corporate debt	26.5	(0.4)	111.3	(1.6)	137.8	(2.0)

	$164.1	$(1.6)	$470.0	$(5.4)	$634.1	$(7.0)

The following table shows the number of our individual securities that have been in a continuous loss position at December 31, 2007.

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	15	63	78
U.S. government and agencies	3	27	30
Obligation of states and other political subdivisions	29	30	59
Corporate debt	10	37	47

	57	157	214

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

5. OUTSOURCING ARRANGEMENTS

On August 19, 2008, we entered into a five-year agreement with International Business Machines Corporation (IBM) to outsource our IT infrastructure management services including data center services, IT security management and help desk support. The total commitments under the agreement for the five-years and a six-month transition period are approximately $310.7 million.

On September 30, 2008, we entered into a five-year agreement with Cognizant Technology Solutions U.S. Corporation (Cognizant) to outsource our software applications development and management activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with services including the following: application development, testing and monitoring services, application maintenance and support services, project management services and cross functional services. The total commitments under the agreement for the five-year term are approximately $109 million.

6. STOCK REPURCHASE PROGRAM

We have a $700 million stock repurchase program authorized by our Board of Directors. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from employee stock options. We repurchased 3,652,495 shares and 6,851,595 shares of our common stock during the three and nine months ended September 30, 2008, respectively, for aggregate consideration of approximately $100 million and $243 million, respectively.

The remaining authorization under our stock repurchase program as of September 30, 2008 was $103 million. As of September 30, 2008, we had repurchased a cumulative aggregate of 36,623,347 shares of our common stock under our stock repurchase program at an average price of $34.40 per share for aggregate consideration of $1,259.8 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options). We used net free cash available to fund the share repurchases. On November 4, 2008, we announced that our stock repurchase program is on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert will be undertaking a review of the Company’s strategy.

7. FINANCING ARRANGEMENTS

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

The financing facility includes limitations (subject to specified exclusions) on our and certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of the business we and our subsidiaries conducted on the closing date of the financing facility. In addition, the financing facility also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the financing facility. As of September 30, 2008, we were in compliance with all of the covenants under the financing facility.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of September 30, 2008, no default or event of default had occurred under the indenture governing the Senior Notes.

The Senior Notes may be redeemed in whole at any time or in part from time to time, prior to maturity at our option, at a redemption price equal to the greater of:

•	100% of the principal amount of the Senior Notes then outstanding to be redeemed; or

•

the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed (not including any portion of such payments of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable treasury rate plus 30 basis points;

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

Revolving Credit Facility

On June 25, 2007, we entered into a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. We entered into an amendment to the credit facility on April 29, 2008, which was administrative in nature. As of September 30, 2008, $100 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $674.9 million (see “—Letters of Credit” below).

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

Letters of Credit

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of September 30, 2008 and December 31, 2007, we had outstanding letters of credit for $125.1 million and $120.8 million, respectively, resulting in the maximum amount available for borrowing under the revolving credit facility of $674.9 million and $779.2 million, respectively. As of September 30, 2008 and December 31, 2007, no amounts have been drawn on any of these letters of credit.

8. FAIR VALUE MEASUREMENTS

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis at September 30, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Assets:
Investments—available for sale
Asset-backed securities	$—	$592.9	$—	$592.9
U.S. government and agencies	36.4	68.0	—	104.4
Obligations of states and other political subdivisions	—	526.8	10.2	537.0
Corporate debt securities	—	604.1	—	604.1
Other securities	0.6	—	—	0.6

	$37.0	$1,791.8	$10.2	$1,839.0

Interest rate swap asset	—	2.6	—	2.6

Total assets at fair value	$37.0	$1,794.4	$10.2	$1,841.6

The changes in the balances of Level 3 financial assets for the three and nine months ended September 30, 2008 were as follows (dollars in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2008
Beginning balance	$10.3	$—
Total gains and losses
Realized in net income	—	—
Unrealized in accumulated other comprehensive income	—	—
Purchases, sales, issuances and settlements	(0.1)	(11.6)
Transfers into Level 3	—	21.8

Ending balance at September 30, 2008	$10.2	$10.2

Change in unrealized gains (losses) included in net income related to assets still held	$—	$—

During the nine months ended September 30, 2008, certain auction rate securities experienced “failed” auctions. As a result, these securities’ fair value could not be estimated based on observable market prices and unobservable inputs were used.

9. LEGAL PROCEEDINGS

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

On April 24, 2008, the District Court conducted a preliminary fairness hearing and subsequently signed an order on that date preliminarily approving the settlement agreement. Notice of the settlement agreement’s terms, as well as class members’ rights to opt out of the settlement or object to the settlement, was provided to class members in May 2008. On July 24, 2008, the District Court conducted a final fairness hearing, at which objections to the settlement agreement were presented by certain class members. Immediately following the hearing, the District Court entered an order granting final approval of the settlement agreement. No appeals were filed from the District Court’s approval order. The terms of the settlement agreement are now in effect and we are in the process of implementing our obligations under the terms of the agreement.

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

The action brought against us by the receiver for AmCare-LA action originally was filed in Louisiana on June 30, 2003. That original action sought only to enforce a parental guarantee that FHC had issued in 1996. The AmCare-LA receiver alleged that the parental guarantee obligated FHC to contribute sufficient capital to the Louisiana health plan to enable the plan to maintain statutory minimum capital requirements. The original action also alleged that the parental guarantee was not terminated by virtue of the 1999 sale of the Louisiana plan. The actions brought against us by AmCare-TX and AmCare-OK originally were filed in Texas state court on June 7, 2004 and included allegations that after the sale to AmCareco we were nevertheless responsible for the mismanagement of the three plans by AmCareco and that the three plans were insolvent at the time of the sale to AmCareco. On September 30, 2004 and October 15, 2004, respectively, the AmCare-TX receiver and the AmCare-OK receiver intervened in the pending AmCare-LA litigation in Louisiana. Thereafter, all three receivers amended their complaints to assert essentially the same claims against us and successfully moved to consolidate their three actions in the Louisiana state court proceeding. The Texas state court ultimately stayed the Texas action and ordered that the parties submit quarterly reports to the Texas court regarding the status of the consolidated Louisiana litigation. On November 3, 2008, the Texas state court ordered the parties to submit an agreed scheduling order setting a trial of the AmCare-OK and AmCare-TX receivers’ claims no later than the week of June 15, 2009. We objected because the effect of the Louisiana trial court judgments is to bar and one of the Louisiana court of appeal rulings expressly precludes further litigation in Texas. The Texas court ordered the parties to include a briefing schedule on this objection in the scheduling order.

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

On November 3, 2006, we filed a complaint in the U.S. District Court for the Middle District of Louisiana and simultaneously filed an identical suit in the 19th Judicial District Court in East Baton Rouge Parish seeking to nullify the three judgments that were rendered against us on the grounds of ill practice which resulted in the judgments entered. We have alleged that the judgments and other prejudicial rulings rendered in these cases were the result of impermissible ex parté contacts between the receivers, their counsel and the trial court during the course of the litigation. Preliminary motions and exceptions have been filed by the receivers for AmCare-TX, AmCare-OK and AmCare-LA seeking dismissal of our claim for nullification on various grounds. The federal magistrate, after considering the briefs of the parties, found that Health Net had a reasonable basis to infer possible impropriety based on the facts alleged, but also found that the federal court lacked jurisdiction to hear the nullity action and recommended that the suit be dismissed. The federal judge dismissed Health Net’s federal complaint and Health Net appealed to the U.S. Fifth Circuit Court of Appeals. On July 8, 2008, the Fifth Circuit issued an opinion affirming the district court’s dismissal of the federal complaint, albeit on different legal grounds from those relied upon by the district court. The state court nullity action has been stayed pending the resolution of Health Net’s jurisdictional appeal in the federal action.

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

Litigation Relating to Rescission of Policies

In recent years, there has been growing public attention in California to the practices of health plans and health insurers involving the rescission of members’ policies for misrepresenting their health status on applications for coverage. On October 23, 2007, the California Department of Managed Health Care (DMHC) and the California Department of Insurance (DOI) announced their intention to issue joint regulations limiting the rights of health plans and insurers to rescind coverage. The DMHC has issued draft proposed regulations but has not formally promulgated any regulations to date. The DOI has not issued any proposed regulations. In addition, effective January 1, 2008, newly enacted legislation in California requires health plans and insurers to pay health care providers who, under certain circumstances, have rendered services to members whose policies are subsequently rescinded. The issue of rescissions has also attracted increasing media attention, and both the DMHC and the DOI have been conducting surveys of the rescission practices of health plans, including ours. Other government agencies, including the Attorney General of California, are investigating, or have indicated that they may be interested in investigating, rescissions and related activities.

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

Miscellaneous Proceedings

We have been the subject of a regulatory investigation in New Jersey related principally to the timeliness and accuracy of our claims payment practices for services rendered by out-of-network providers. The regulatory investigation included an audit of our claims payment practices for services rendered by out-of-network providers for 1996 through 2005 in New Jersey. The New Jersey Department of Banking and Insurance (DOBI) informed us that, based on the results of the audit, it would require us to remediate certain claims payments for this period and would assess a regulatory fine against us. On August 26, 2008, we entered into a consent order with DOBI and agreed to remediate certain claims and pay a $13 million fine. We completed remediation of the claims as of August 1, 2008. A portion of the $296.8 million charge that we recorded in the third quarter of 2007 relates to the remediation of the New Jersey claims and the fine assessed by DOBI.

On February 13, 2008, the New York Attorney General (NYAG) announced that his office was conducting an industry-wide investigation into the manner in which health insurers calculate “usual, customary and reasonable” charges for purposes of reimbursing members for out-of-network medical services. The NYAG’s office issued subpoenas to 16 health insurance companies, including us, in connection with this investigation. As described by the NYAG in a press conference on February 13, 2008, the threatened claims appear to be similar in part to those asserted by the plaintiffs in the McCoy, Wachtel and Scharfman cases described above. We are in the process of responding to the subpoena and are cooperating with the NYAG as appropriate in his investigation. On March 28, 2008, we received a request for voluntary production from the Connecticut Attorney General that sought information similar to that subpoenaed by the NYAG. We are in the process of responding to the request and are cooperating with the Connecticut Attorney General as appropriate in his investigation.

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

CAUTIONARY STATEMENTS

The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in this report and in our Form 10-K and the risks discussed in our other filings from time to time with the SEC.

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

OVERVIEW

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.7 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, MHN, provides behavioral health, substance abuse and employee assistance programs to approximately 7.0 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

Summary of Key Financial Results

Total revenues increased by $186.9 million, or 5%, in the three months ended September 30, 2008 and by $972.1 million, or 9%, in the nine months ended September 30, 2008 as compared to the same periods in 2007.

These increases were primarily driven by 3% and 6% increases in our health plan services premiums on a per member per month (PMPM) basis in the three and nine months ended September 30, 2008, respectively, and 10% and 11% increases in our government contracts revenue from our TRICARE contract in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The increases in the revenues of our operating segments were partially offset by decreases in our net investment income in the three and nine months ended September 30, 2008 as compared to the same periods in 2007. The investment income decrease was primarily due to a $14.6 million other-than-temporary impairments write-down of our investment holdings in the three months ended September 30, 2008.

Our diluted earnings per share for the three and nine months ended September 30, 2008 were $0.17 and $0.55, respectively, compared with $(0.93) and $0.67, respectively, for the same periods in 2007. Our pretax margin was 0.7% and 0.8% for the three and nine months ended September 30, 2008, respectively, compared with (3.3)% and 1.6%, respectively, for the same periods in 2007. Our operating results for the three and nine months ended September 30, 2008 included $32 million and $127 million, respectively, of pretax charges related to realized losses from other-than-temporary impairment of investment securities and money market fund, operations strategy, and regulatory-related matters. Also included in the operating results for the three and nine months ended September 30, 2008 is $108 million and $202 million, respectively, of unfavorable prior period reserve development and higher than expected health care costs. Our operating results for the three and nine months ended September 30, 2007 include $297 million of charges related to litigation and regulatory-related matters.

Our total health plan membership remained relatively stable at 3,742,000 members at September 30, 2008 as compared to 3,746,000 at September 30, 2007. A decrease of 190,000 commercial and ASO members and 41,000 Medicaid members was partially offset by a 227,000 increase in Medicare Advantage and Medicare Part D stand-alone plan (Medicare Part D) members.

Our cash flows from operations decreased to a negative $(105.4) million for the nine months ended September 30, 2008 from a positive $348.5 million for the same period in 2007 primarily due to $264 million of payments related to our operations strategy and legal and regulatory-related matters.

How We Report Our Results

We currently operate within two reportable segments, Health Plan Services and Government Contracts, each of which is described below.

Our Health Plan Services reportable segment includes the operations of our commercial, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”) and Medicaid health plans, the operations of our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. We have approximately 3.7 million members, including Medicare Part D members and ASO members in our Health Plan Services segment.

Our Government Contracts segment includes our government-sponsored managed care federal contract with the U.S. Department of Defense (the Department of Defense) under the TRICARE program in the North Region and other health care related government contracts. Under the TRICARE contract for the North Region, we provide health care services to approximately 3.0 million Military Health System (MHS) eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries), including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.2 million other MHS-eligible beneficiaries for whom we provide ASO.

How We Measure Our Profitability

Our profitability depends in large part on our ability to, among other things, effectively price our health care products; manage health care costs, including reserve estimates and pharmacy costs; contract with health care providers; attract and retain members; and manage our general and administrative (G&A) and selling expenses. In addition, factors such as regulation, competition and general economic conditions affect our operations and profitability. The effect of escalating health care costs, as well as any changes in our ability to negotiate competitive rates with our providers, may impose further risks to our ability to profitably underwrite our business, and may have a material impact on our business, financial condition or results of operations.

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

G&A expenses include those costs related to employees and benefits, consulting and professional fees, marketing, premium taxes and assessments, occupancy costs and litigation and regulatory-related costs. Such costs are driven by membership levels, introduction of new products, system consolidations, outsourcing activities and compliance requirements for changing regulations. These expenses also include expenses associated with corporate shared services and other costs to reflect the fact that such expenses are incurred primarily to support the Health Plan Services segment. Selling expenses consist of external broker commission expenses and generally vary with premium volume.

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

Recent Developments

On November 4, 2008, we announced several changes in senior management. Effective immediately, Jay Gellert, our President and Chief Executive Officer, will focus his efforts on the Company’s strategy and James

Woys, our Chief Operating Officer, will assume responsibility for all of the Company’s operational matters. In addition, we announced that Stephen Lynch, President of the Company’s Health Plan Division, will retire effective February 28, 2009. Mr. Lynch will serve as Special Advisor, Health Plan Division and report to Mr. Woys during this transition.

RESULTS OF OPERATIONS

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share and PMPM data)
REVENUES
Health plan services premiums	$3,072,717	$2,930,151	$9,309,873	$8,518,596
Government contracts	724,323	660,394	2,083,657	1,882,254
Net investment income	10,204	29,298	66,506	88,546
Administrative services fees and other income	11,607	12,085	37,071	35,622

Total revenues	3,818,851	3,631,928	11,497,107	10,525,018

EXPENSES
Health plan services (excluding depreciation and amortization)	2,689,790	2,631,211	8,133,259	7,353,564
Government contracts	687,848	613,345	1,983,680	1,750,962
General and administrative	294,178	397,168	943,931	958,456
Selling	93,232	91,524	268,067	237,495
Depreciation	12,352	7,956	28,238	21,466
Amortization	4,903	4,782	14,369	7,918
Interest	10,413	7,401	32,386	24,785

Total expenses	3,792,716	3,753,387	11,403,930	10,354,646

Income (loss) from operations before income taxes	26,135	(121,459)	93,177	170,372
Income tax provision (benefit)	7,665	(17,614)	33,709	93,602

Net income (loss)	$18,470	$(103,845)	$59,468	$76,770

Net income (loss) per share:
Basic	$0.17	$(0.93)	$0.55	$0.69
Diluted	$0.17	$(0.93)	$0.55	$0.67
Pretax margin	0.7%	(3.3)%	0.8%	1.6%
Health plan services medical care ratio (MCR) (a)	87.5%	89.8%	87.4%	86.3%
Government contracts cost ratio (b)	95.0%	92.9%	95.2%	93.0%
G&A expense ratio (c)	9.5%	13.5%	10.1%	11.2%
Selling costs ratio (d)	3.0%	3.1%	2.9%	2.8%
Health plan services premiums per member per month (PMPM) (e)	$276.29	$267.64	$277.24	$262.42
Health plan services costs PMPM (e)	$241.86	$240.33	$242.20	$226.53

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(b)	Government contracts cost ratio is calculated as government contracts cost divided by government contracts revenue.
(c)	The G&A expense ratio is computed as G&A expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(d)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.
(e)	PMPM is calculated based on total at-risk member months and excludes ASO member months.

Consolidated Segment Results

The following table summarizes the operating results of our reportable segments for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in millions)
Pretax (loss) income:
Health Plan Services segment	$(10.4)	$(168.5)	$(6.8)	$39.1
Government Contracts segment	36.5	47.0	100.0	131.3

Income (loss) from operations before income taxes	$26.1	$(121.5)	$93.2	$170.4

Health Plan Services Segment Membership

The following table below summarizes our health plan membership information by program and by state at September 30, 2008 and 2007:

	Commercial		ASO		Medicare		Medicaid		Health Plan Total
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
	(Membership in thousands)
Arizona	130	136	—	—	67	49	—	—	197	185
California	1,385	1,469	5	5	131	112	742	698	2,263	2,284
Connecticut	143	164	25	54	57	44	—	87	225	349
New Jersey	75	90	4	18	—	—	46	44	125	152
New York	208	231	11	13	6	9	—	—	225	253
Oregon	137	133	—	—	22	21	—	—	159	154
Other states	—	—	—	—	10	4	—	—	10	4

	2,078	2,223	45	90	293	239	788	829	3,204	3,381
Medicare Part D	—	—	—	—	538	365	—	—	538	365

Total	2,078	2,223	45	90	831	604	788	829	3,742	3,746

Our total health plan membership decreased by 4,000, or 0.1%, from September 30, 2007 to September 30, 2008. The decrease in membership was primarily driven by a decline of 145,000 commercial members, 45,000 ASO members and 41,000 Medicaid members, partially offset by the addition of 173,000 Medicare Part D members and 54,000 Medicare Advantage members.

Membership in our commercial health plans decreased by 145,000 members, or 7%, at September 30, 2008 compared to September 30, 2007. This decrease was primarily attributable to our California plan, which experienced a decline of 84,000 commercial members, and Northeast plans, which experienced a loss of 59,000 commercial members, mostly in the large group. Our ASO enrollment declined by 45,000 members, or 50%, at September 30, 2008 compared to September 30, 2007 due to membership losses in our Northeast plans.

Membership in our Medicare Advantage program increased by 54,000 members, or 23%, at September 30, 2008 compared to September 30, 2007 due to membership growth primarily in California of 19,000 members, Arizona of 18,000 members and Connecticut of 13,000 members. Our Medicare Part D membership increased by 173,000 members, or 47%, at September 30, 2008 compared to September 30, 2007.

We participate in state Medicaid programs in California and New Jersey. California membership, where the program is known as Medi-Cal, represents 94% of our Medicaid membership at September 30, 2008. Membership in our Medicaid programs decreased by 41,000 members at September 30, 2008 compared to September 30, 2007 due to our withdrawal from the Connecticut Medicaid Program, which had 87,000 members at September 30, 2007, partially offset by a gain of 44,000 members in California due to higher enrollment in Fresno and San Diego counties and in the Healthy Families program.

Health Plan Services Segment Results

The following table summarizes the operating results for our health plan services segment for the three and nine months ended September 30, 2008 and September 30, 2007, respectively. Effective May 31, 2007, we purchased a 50% interest in the Healthcare Solutions (HCS) business from the Guardian Life Insurance Company of America. As a result, our health plan services premium revenue, health plan services costs and G&A expenses, and related metrics, for the three and nine months ended September 30, 2008 include 100% contribution from the HCS business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in millions, except PMPM data)
Health Plan Services segment:
Commercial premium revenue	$1,951.5	$1,923.1	$5,873.8	$5,520.6
Medicare premium revenue	859.2	704.4	2,651.3	2,102.6
Medicaid premium revenue	262.0	302.7	784.8	895.4

Health plan services premium revenues	$3,072.7	$2,930.2	$9,309.9	$8,518.6
Health plan services costs	(2,689.8)	(2,631.2)	(8,133.3)	(7,353.6)
Net investment income	10.2	29.3	66.5	88.5
Administrative services fees and other income	11.6	12.1	37.1	35.6
G&A	(294.2)	(397.2)	(943.9)	(958.4)
Selling	(93.2)	(91.5)	(268.1)	(237.5)
Amortization and depreciation	(17.3)	(12.8)	(42.6)	(29.3)
Interest	(10.4)	(7.4)	(32.4)	(24.8)

Pretax (loss) income	$(10.4)	$(168.5)	$(6.8)	$39.1
MCR:	87.5%	89.8%	87.4%	86.3%
Commercial	86.7%	93.2%	86.5%	87.1%
Medicare	89.9%	83.8%	90.4%	85.7%
Medicaid	85.9%	82.1%	83.7%	83.0%
Health plan services premium PMPM	$276.29	$267.64	$277.24	$262.42
Health plan services costs PMPM	$241.86	$240.33	$242.20	$226.53
G&A expense ratio	9.5%	13.5%	10.1%	11.2%
Selling costs ratio	3.0%	3.1%	2.9%	2.8%

Health Plan Services Premiums

Total health plan services premiums increased by $142.5 million, or 5%, for the three months ended September 30, 2008 and by $791.3 million, or 9%, for the nine months ended September 30, 2008 as compared to the same periods in 2007. On a PMPM basis, premiums increased by 3% for the three months ended September 30, 2008 and by 6% for the nine months ended September 30, 2008 as compared to the same periods in 2007.

Commercial premium revenues increased by $28.4 million, or 2%, for the three months ended September 30, 2008 and by $353.2 million, or 6%, for the nine months ended September 30, 2008 as compared to the same periods in 2007. The commercial premium PMPM increased by 8% and 9% for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. These increases were primarily attributable to our ongoing pricing discipline and premium rate increases, partially offset by decreases in our membership.

Medicare premiums increased by $154.8 million, or 22%, for the three months ended September 30, 2008 and by $548.7 million, or 26%, for the nine months ended September 30, 2008 as compared to the same periods in 2007. These increases were primarily due to an increase in members participating in the Medicare Advantage and Medicare Part D prescription drug program. In addition, we recognized $20.2 million and $26.9 million of Medicare risk factor estimates in our health plan services premium revenues in the three months ended September 30, 2008 and 2007, respectively, and $109.5 million and $76.1 million of Medicare risk factor estimates in our health plan services premium revenues in the nine months ended September 30, 2008 and 2007, respectively.

Medicaid premiums decreased by $40.7 million, or 13%, for the three months ended September 30, 2008 and by $110.6 million, or 12%, for the nine months ended September 30, 2008 as compared to the same periods in 2007. These decreases were primarily due to a decrease in Connecticut Medicaid membership. We served the Connecticut Medicaid members on an ASO basis through the end of the first quarter of 2008, and we completed our exit from the Connecticut Medicaid program in April 2008. We recognized approximately $50.0 million and $145.1 million of premium revenue from our Connecticut Medicaid program during the three and nine months ended September 30, 2007, respectively.

Health Plan Services Costs

Health plan services costs increased by $58.6 million, or 2%, for the three months ended September 30, 2008 and by $779.7 million, or 11%, for the nine months ended September 30, 2008 as compared to the same periods in 2007. Health plan MCR was 87.5% for the three months ended September 30, 2008 and 87.4% for the nine months ended September 30, 2008 as compared to 89.8% and 86.3% for the same periods in 2007, respectively. On a PMPM basis, health care costs increased by 1% for the three months ended September 30, 2008 and 7% for the nine months ended September 30, 2008 as compared to the same periods in 2007.

Our commercial MCR for the three months ended September 30, 2008 decreased to 86.7% from 93.2% for the same period in 2007. Our commercial MCR decreased to 86.5% from 87.1% for the nine months ended September 30, 2008 compared to the same period in 2007. Negative prior period reserve development of $39 million and higher than expected health care costs have impacted our commercial MCR for the three and nine months ended September 30, 2008. Our commercial MCR for the three and nine months ended September 30, 2007 is impacted by a $202 million charge for claims-related matters, class disbursements and remediation. The increase in the commercial health care cost trend on a PMPM basis was 0.2% and 8% for the three and nine months ended September 30, 2008, respectively, over the same periods in 2007. On a PMPM basis, physician and hospital costs rose 6% and 10%, respectively, and pharmacy costs rose 12% for the three months ended September 30, 2008 over the same period in 2007. Physician and hospital costs rose 12% and 13%, respectively, and pharmacy costs rose 13% for the nine months ended September 30, 2008 over the same period in 2007.

Our Medicare MCR, including Medicare Advantage and Part D, increased to 89.9% and to 90.4% for the three and nine months ended September 30, 2008, respectively, from 83.8% and 85.7% for the three and nine months ended September 30, 2007, respectively. These increases were primarily driven by higher inpatient and outpatient hospital and pharmacy costs and utilization. Medicare Advantage health care cost PMPM increased by 5% and 6% for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. Part D health care cost PMPM increased by 8% for the three months ended September 30, 2008 compared to the same period in 2007, and was relatively flat for the nine months ended September 30, 2008 compared to the same period in 2007. We also recognized $4.4 million and $7.1 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs in the three months ended September 30, 2008 and 2007, respectively, and $27.9 million and $22.1 million of capitation expense in the nine months ended September 30, 2008 and 2007, respectively.

Our Medicaid MCR increased to 85.9% and 83.7% for the three and nine months ended September 30, 2008, respectively, from 82.1% and 83.0% for the three and nine months ended September 30, 2007, respectively, primarily due to the decrease in the premium yield outpacing the decrease in the health care cost trend. Medicaid health care cost PMPM decreased by 5% in each of the three and nine months ended September 30, 2008, respectively, over the same periods in 2007 primarily due to the conversion of our Connecticut Medicaid contract to the ASO funding type during the three months ended March 31, 2008 and our ultimate exit from the Connecticut Medicaid program in April 2008.

Administrative Services Fees and Other Income

Administrative services fees and other income decreased by $0.5 million, or 4%, for the three months ended September 30, 2008 and increased by $1.5 million, or 4%, for the nine months ended September 30, 2008 as compared to the same periods in 2007. The increase in the nine months ended September 30, 2008 was primarily due to $8.0 million in amortization of participation fees related to our amortizing financing facility, partially offset by a $3.4 million asset impairment related to a small, non-core subsidiary, and a $3.2 million decline in ASO fees primarily due to membership losses in our Northeast plans.

Net Investment Income

Net investment income decreased by $19.1 million, or 65%, for the three months ended September 30, 2008 and by $22.0 million, or 25%, for the nine months ended September 30, 2008 as compared to the same periods in 2007. This decrease was primarily due to a $14.6 million loss from other-than-temporary impairments in our available-for-sale investments and money market fund recognized in the three months ended September 30, 2008.

General, Administrative and Other Costs

G&A expense decreased by $103.0 million, or 26%, for the three months ended September 30, 2008 and by $14.5 million, or 2%, for the nine months ended September 30, 2008 as compared to the same periods in 2007. The decreases in the G&A expense were primarily due to operations strategy and litigation and regulatory-related charges of $17 million and $66 million for the three and nine months ended September 30, 2008, respectively. Litigation and regulatory related charges were $95 million for the three and nine months ended September 30, 2007. Our G&A expense ratio decreased to 9.5% from 13.5% for the three months ended September 30, 2008 compared to the same period in 2007, and decreased to 10.1% from 11.2% for the nine months ended September 30, 2008 compared to the same period in 2007.

The selling costs ratio decreased to 3.0% for the three months ended September 30, 2008 from 3.1% for the same period in 2007. The selling costs ratio for the nine months ended September 30, 2008 increased to 2.9% from 2.8% for the same period in 2007. These changes are a function of changes in our membership mix between large group and small and individual group members, and the growth of our Medicare Advantage business.

Amortization and depreciation expense increased by $4.5 million and by $13.3 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The increases were primarily due to property and equipment purchased during the third quarter of 2008, the addition of new assets placed in production related to various information technology system projects and the amortization of intangible assets from the purchase of the HCS business.

Interest expense increased by $3.0 million, or 41%, for the three months ended September 30, 2008 and by $7.6 million, or 31%, for the nine months ended September 30, 2008 as compared to the same periods in 2007. The increases were primarily due to increased borrowings on our revolving credit facility and amortization of the discount on our amortizing financing facility completed in December 2007, partially offset by interest on our bridge loan paid off in March 2007 and term loan paid off in May 2007.

Government Contracts Segment Membership

Under our TRICARE contract for the North Region, we provided health care services to approximately 3.0 million eligible beneficiaries in the Military Health System (MHS) as of September 30, 2008 and approximately 2.9 million eligible beneficiaries as of September 30, 2007. Included in the 3.0 million eligibles as of September 30, 2008 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.2 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of September 30, 2008, there were approximately 1.5 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

In addition to the 3.0 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in nine states covering approximately 24,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for the Government Contracts segment for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in millions)
Government Contracts segment:
Revenues	$724.3	$660.4	$2,083.7	$1,882.3
Costs	687.8	613.4	1,983.7	1,751.0

Pretax income	$36.5	$47.0	$100.0	$131.3

Government Contracts Ratio	95.0%	92.9%	95.2%	93.0%

Government Contracts revenues increased by $63.9 million, or 10%, for the three months ended September 30, 2008 and by $201.4 million, or 11%, for the nine months ended September 30, 2008 as compared to the same periods in 2007. Government Contracts costs increased by $74.5 million, or 12%, for the three months ended September 30, 2008 and by $232.7 million, or 13%, for the nine months ended September 30, 2008 as compared to the same periods in 2007. For the three months ended September 30, 2008, these increases were primarily due to an increase in health care cost trends for Option Period 5 as compared to the trends for Option Periods 3 and 4. For the nine months ended September 30, 2008, these increases were primarily due to an increase in health care cost trends for Option Periods 4 and 5 as compared to the trends for Option Periods 3 and 4.

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs, which is negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable, and the collectibility is reasonably assured. During the three and nine months ended September 30, 2008, we recognized increases in revenues of $48 million and $48 million, respectively, and increases in costs of $62 million and $61 million, respectively. During the three and nine months ended September 30, 2007, we recognized an increase in revenues of $10 million and a decrease in revenues of $61 million, respectively, and decreases in costs of $7 million and $95 million, respectively.

The Government contracts ratio increased by 210 basis points for the three months ended September 30, 2008 as compared to the same periods in 2007. The Government contracts ratio increased by 220 basis points for the nine months ended September 30, 2008 as compared to the same period in 2007. These increases were primarily due to favorable Option Period 3 health care costs that impacted 2007.

Income Tax Provision

Our income tax expense and the effective income tax rate for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in millions)
Income tax expense (benefit)	$7.7	$(17.6)	$33.7	$93.6
Effective income tax rate	29.3%	14.5%	36.2%	54.9%

The effective income tax rate differs from the statutory federal tax rate of 35% in each period due primarily to state income taxes, tax-exempt investment income, interest on uncertain tax positions, and in the three months ended September 30, 2007, tax impacts from certain unusual events as described below.

The effective tax rates for the three months and nine months ended September 30, 2008 improved relative to the same periods in 2007 due to unusual and unfavorable tax impacts in the three months ended September 30, 2007. The unfavorable tax impacts arose from expenses associated with litigation matters and an increase in a deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Market and Economic Conditions

In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter of 2008. Continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In September 2008, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has caused many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. While we have not experienced a reduction in the capital and funding available to us at this time, continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition. If these market conditions continue, they may limit our ability to timely replace maturing liabilities and access the capital markets to meet liquidity needs, which could adversely affect our financial condition and results of operations. Furthermore, if our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, or may make changes in the mix or products purchased from us. In addition, if our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable conditions may adversely affect our business, including our revenues, profitability and cash flow.

Cash and Investments

As of September 30, 2008, we valued investment securities available for sale at $1.8 billion. We have most of our investment holdings in agency mortgage backed bonds and municipal bonds. We also hold high-quality corporate bonds. We evaluate and determine the classification of our investments based on management’s intent; currently, we have classified our investments as available-for-sale. We also closely monitor the fair values of our investment holdings and regularly evaluate them for any other-than-temporary impairments.

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

Our investment portfolio includes $592.9 million, or 32.2% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our asset-backed securities is AA+/Aa1. As of September 30 2008 and December 31, 2007, our asset-backed and mortgage-backed securities had gross unrealized holding losses of $11.3 million and $3.1 million, respectively. We have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. Our investment portfolio also includes $20.2 million, or 1.1% of our portfolio holdings, of auction rate securities (ARS). These ARS have long-term nominal maturities for which the interest rates are reset through a dutch auction process every 7, 28 or 35 days. At September 30, 2008, $10.2 million of the ARS had at one point or are continuing to experience “failed” auctions. These securities are entirely municipal issues and rates are set at the maximum allowable rate as stipulated in the applicable bond indentures. We continue to receive income on all ARS. If all or any portion of the ARS continue to experience failed auctions, it could take an extended amount of time for us to realize our investments’ recorded value.

As discussed in Note 4 to the unaudited consolidated financial statements, we recognized a $14.6 million loss from other-than-temporary impairments of investment securities and money market fund in the third quarter of 2008. After this write-down, we had gross unrealized losses of $47 million as of September 30, 2008 compared to $7 million as of December 31, 2007. Unrealized losses at September 30, 2008 were generally caused by the widening of credit spreads relative to the interest rates on U.S. Treasury securities primarily caused by the recent decline in valuations in the financial sector. The lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity has resulted in credit spreads widening during 2008, particularly during the three months ended September 30, 2008. While we believe that these impairments are temporary and that we have the intent and ability to hold such securities until maturity or recovery, given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.

Included in the investment securities available for sale are $372 million of money market funds operated by The Reserve that had been appropriately classified as cash equivalents prior to September 2008 and that have subsequently been imposed restrictions on redemptions or have been frozen, and so no longer qualify as cash equivalents as of September 30, 2008. In September 2008 The Reserve announced its intention to liquidate all of its money market funds and froze all redemptions until an orderly liquidation process can be implemented. As a result, we reclassified $372 million in estimated net asset value we had invested in The Reserve money market funds from cash equivalents to investments available for sale as of September 30, 2008. On October 30, 2008, The Reserve made an initial distribution of approximately 50% of the account balance in The Reserve Primary Fund, which equated to about $130 million for our account. The Reserve expects to distribute the remaining amounts from the Primary Fund and the Government Fund by the end of the year 2008. However, we can provide no assurances that the full redemption will be made or the access to our other invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Liquidity

We believe that cash flow from operating activities, existing working capital, lines of credit and cash reserves are adequate to allow us to fund existing obligations, repurchase shares under our stock repurchase program, introduce new products and services, and continue to develop health care-related businesses. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment. However, continued turbulence in U.S. and international markets could adversely affect our liquidity.

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $235.1 million and $190.0 million as of September 30, 2008 and December 31, 2007, respectively.

Our cash flow from operating activities is also impacted by the timing of collections on our amounts receivable from CMS. Our receivable related to our Medicare business was $154.8 million and $103.6 million as of September 30, 2008 and December 31, 2007, respectively.

Operating Cash Flows

Our net cash flow (used in) provided by operating activities for the nine months ended September 30, 2008 compared to the same period in 2007 is as follows:

	September 30, 2008	September 30, 2007	Change 2008 over 2007
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(105.4)	$348.5	$(453.9)

This decrease of $453.9 million in operating cash flow is primarily a result of $264 million of payments made in 2008 related to the litigation and regulatory-related matters and the operations strategy in 2008 and a TRICARE payment for Option 3 period underwriting fees of $100 million received in 2007.

Investing Activities

Our net cash flow used in investing activities for the nine months ended September 30, 2008 compared to the same period in 2007 is as follows:

	September 30, 2008	September 30, 2007	Change 2008 over 2007
	(Dollars in millions)
Net cash used in investing activities	$(417.1)	$(130.4)	$(286.7)

Net cash used in investing activities increased primarily due to the conversion of $372 million in The Reserve money market funds that no longer qualified as cash equivalents to investments available for sale in 2008.

Financing Activities

Our net cash flow used in financing activities for the nine months ended September 30, 2008 compared to the same period in 2007 is as follows:

	September 30, 2008	September 30, 2007	Change 2008 over 2007
	(Dollars in millions)
Net cash used in financing activities	$(144.4)	$(224.0)	$79.6

Net cash used in financing activities decreased during the nine months ended September 30, 2008, primarily due to the reduction in net borrowings of $198 million, partially offset by increase in share repurchases of $38 million and decrease in stock option exercise proceeds of $80 million.

See “—Capital Structure” below for additional information regarding our stock repurchase program, Senior Notes, and our revolving credit facility.

Capital Structure

Share Repurchases. We have a $700 million stock repurchase program authorized by our Board of Directors. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from the employee stock options. We repurchased 3,652,495 shares and 6,851,595 shares of our common stock during the three and nine months ended September 30, 2008, respectively, for aggregate consideration of approximately $100 million and $243 million, respectively. We used net free cash available to fund the share repurchases. As of September 30, 2008, the remaining authorization under our stock repurchase program was $103 million. On November 4, 2008, we announced that our stock repurchase program is on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert will be undertaking a review of the Company’s strategy.

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

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations in 2008, as of September 30, 2008:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)(c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (c)(d)
January 1—January 31	—		—	—	—	$346,159,116
February 1—February 29 (e)	1,904,010		$46.78	$89,064,600	1,895,300	$257,491,899
March 1—March 31 (e)	1,306,123		41.51	54,214,053	1,303,800	$203,349,454
April 1—April 30	—		—	—	—	$203,349,454
May 1—May 31	—		—	—	—	$203,349,454
June 1—June 30 (e)	2,236		30.21	67,550	—	$203,349,454
July 1—July 31	—		—	—	—	$203,349,454
August 1—August 31	2,450,000		27.56	67,526,830	2,450,000	$135,822,624
September 1—September 30	1,202,495		27.00	32,473,146	1,202,495	$103,349,478

	6,864,864	(e)	$35.45	$243,346,179	6,851,595

(a)	We did not repurchase any shares of our common stock during the nine months ended September 30, 2008 outside our publicly announced stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.
(b)	Our stock repurchase program was announced in April 2002. We announced additional repurchase authorization in August 2003, October 2006 and October 2007.
(c)

As of September 30, 2008, a total of $700 million of our common stock could be repurchased under our stock repurchase program. Additional amounts may be added to the program based on exercise proceeds and tax benefits the Company receives from the exercise of employee stock options, but only upon further approval by the Board of Directors. The remaining authority under our repurchase program included proceeds received from option exercises and tax benefits the Company received from exercise of employee stock options which have been approved for inclusion in the program by the Board.

(d)	Our stock repurchase program does not have an expiration date. During the nine months ended September 30, 2008, we did not have any repurchase program that expired, and we did not terminate any repurchase program prior to its expiration date.
(e)	Includes 8,710, 2,323 and 2,236 shares withheld by the Company to satisfy tax withholdings and exercise price obligations arising from the vesting and/or exercise of stock options and other equity awards in February, March and June 2008, respectively.

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

The financing facility includes limitations (subject to specified exclusions) on our and certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of ours or their business conducted on the closing date of the financing facility. In addition, the financing facility also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the financing facility. As of September 30, 2008, we were in compliance with all of the covenants under the financing facility.

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

•

our failure to maintain the following ratings on our senior indebtedness by any two of the following three rating agencies: (A) a rating of at least BB by Standard & Poor’s Ratings Services (S&P), (B) a rating of at least BB by Fitch, Inc. (Fitch), and (C) a rating of at least Ba2 by Moody’s Investors Service, Inc. (Moody’s). As of November 7, 2008, the ratings with S&P, Fitch and Moody’s on our senior indebtedness were BB, BB+ and Ba3, respectively;

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of September 30, 2008, no default or event of default had occurred under the indenture governing the Senior Notes.

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

As of September 30, 2008, we were in compliance with all covenants under our revolving credit facility.

As of September 30, 2008, we had outstanding an aggregate of $125.1 million in letters of credit and outstanding borrowings under the revolving credit facility of $100.0 million. As a result, as of September 30, 2008, the maximum amount available for borrowing under our credit facility was $674.9 million, and no amounts had been drawn on the letters of credit.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of September 30, 2008 all of our health plans and insurance subsidiaries met their respective regulatory requirements in all material respects.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At September 30, 2008, we had sufficient capital to exceed the applicable RBC levels. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash or other assets to the parent company.

As necessary, we make contributions to, and issue standby letters of credit on behalf of, our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the nine months ended September 30, 2008, we made capital contributions of $19.0 million to certain of our subsidiaries in order to meet RBC or other statutory capital requirements. Health Net, Inc. did not make any capital contributions to its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through November 7, 2008.

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

CONTRACTUAL OBLIGATIONS

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2007 in our Form 10-K. Significant changes to our contractual obligations as previously disclosed in our Form 10-K are as follows:

	Between October 1, 2008 and December 31, 2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in millions)
Draw on revolving credit facility (1)	$100.0	$—	$—	$—	$—	$—	$100.0
Other purchase obligations (2)	$12.9	$93.1	$87.9	$79.7	$72.9	$69.2	$415.7

(1)	See Note 7 to the consolidated financial statements.
(2)	See Note 5 to the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2008, we did not have any off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES

In our Form 10-K, we identified the critical accounting policies which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and recoverability of long-lived assets and investments. We have not changed these policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of September 30, 2008 is discussed below. There were no other significant changes to the critical accounting estimates as disclosed in our Form 10-K.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$(59.5) million
1%	$(30.3) million
(1)%	$ 31.4 million
(2)%	$ 64.0 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 28.5 million
1%	$ 14.3 million
(1)%	$(14.3) million
(2)%	$(28.5) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

We are exposed to interest rate and market risk primarily due to our investing and borrowing activities. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and/or market conditions and in equity prices. Interest rate risk is a consequence of maintaining variable interest rate earning investments and fixed rate liabilities or fixed income investments and variable rate liabilities. We are exposed to interest rate risks arising from changes in the level or volatility of interest rates, prepayment speeds and/or the shape and slope of the yield curve. In addition, we are exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception may affect the value of financial instruments. As discussed in Note 4 to the unaudited consolidated financial statements, we recognized a $14.6 million loss from other-than-temporary impairments of investment securities and money market fund in the third quarter of 2008. After this write-down, we had gross unrealized losses of $47 million as of September 30, 2008 compared to $7 million as of December 31, 2007. Unrealized losses at September 30, 2008 were generally caused by the widening of credit spreads relative to the interest rates on U.S. Treasury securities primarily caused by the recent decline in valuations in the financial sector. The lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity has resulted in credit spreads widening during 2008, particularly during the three months ended September 30, 2008. While we believe that these impairments are temporary and that we have the intent and ability to hold such securities until maturity or recovery, given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods. For a more detailed discussion of our market risks relating to these activities, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2007 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 9 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors.

The risk factors set forth below update, and should be read together with, the risk factors disclosed in Part I, Item 1A of the Company’s Form 10-K and Part II, Item 1A of each subsequent Form 10-Q filed by the Company.

If the current unfavorable economic conditions continue or further deteriorate, it could adversely affect our business.

Recent market and economic conditions in the United States have been challenging and unprecedented. Continued concerns about the systemic impact of inflation, energy costs, rising unemployment rates, geopolitical issues, the availability and cost of credit and other capital, the U.S. mortgage market, consumer spending and a declining real estate market have contributed to increased market volatility and diminished expectations for the U.S. economy and this is expected to continue going forward. These market conditions expose us to a number of risks, including risks associated with the potential financial instability of our customers. If our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, or may make changes in the mix or products purchased from us. In addition, if our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable economic conditions may adversely affect our business, including our revenues, profitability and cash flow.

The current economic environment and volatility in the financial markets could have an adverse impact on the value of our investment portfolio and our goodwill.

Our investment portfolio is comprised primarily of available-for-sale investment securities. As of September 30, 2008, our available-for-sale investment securities were $1.8 billion. We closely monitor the fair values of our investment securities and regularly evaluate them for any other-than-temporary impairments. We have the intent and ability to hold our investments for a sufficient period of time to allow for recovery of the principal amount invested.

The current economic environment and recent volatility of the U.S. and global capital markets have increased the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. In the third quarter of 2008, we recognized a $14.6 million loss from other-than-temporary impairments in our available-for-sale investments and money market fund. After this write-down, we had gross unrealized losses of $47 million as of September 30, 2008. Over time, the economic and capital market environment may further deteriorate or provide additional insight regarding the fair value of certain securities, which could change our judgment regarding the impairment of certain investments. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other-than-temporary impairments may result in realized losses in future periods, which could have an adverse effect on our results of operations, liquidity and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information regarding our investment portfolio.

The economic environment and crisis in the financial markets has also resulted in fluctuations in our market capitalization. If the decline in our market capitalization continues and is determined to be other-than-temporary, we may need to perform an interim goodwill impairment test as of December 31, 2008. Depending on the results of the impairment test, we could be required to take an impairment charge to reduce the carrying amount of our goodwill. If we were required to take such a charge, it would be non-cash and would not affect our liquidity, tangible equity or regulatory capital levels but could have a significant adverse effect on our results of operations.

Adverse conditions in the credit markets may materially affect our ability to obtain credit.

The U.S. and global capital and credit markets have been experiencing extreme volatility and disruption. Concern about the stability of the markets generally has lead many lenders to reduce and in some cases cease to provide funding to borrowers. If current levels of market disruption and volatility continue or worsen, they may materially and adversely affect our ability to access additional capital to meet liquidity needs, which could have an adverse effect on our financial condition and results of operations.

Regulatory activities and litigation relating to the rescission of coverage, if resolved unfavorably, could adversely affect us.

In our individual business in certain states, persons applying for insurance policies are required to provide information about their medical history as well as that of family members for whom they are seeking coverage. These applications are subjected to a formal underwriting process to determine whether the applicants present an acceptable risk. If coverage is issued and the health plan or insurer subsequently discovers that the applicant materially misrepresented their or their family members’ medical history, the health plan or insurer has the legal right to rescind the policy in accordance with applicable legal standards. Although rescission has long been a legally authorized practice, the decisions of health plans to rescind coverage and decline payment to treating providers, as well as the procedures used to do so, have recently generated public attention, particularly in California. As a result, there have been both legislative and regulatory actions, as well as significant litigation, in connection with this issue.

As of January 1, 2008, health plans and insurers in California, under certain defined circumstances, are obligated to pay providers for services they have rendered despite the rescission of a member’s policy. On October 23, 2007, the California Department of Managed Health Care (DMHC) and the California Department of Insurance (DOI) announced that they would be issuing joint regulations that would restrict the ability of health plans and insurers to rescind a member’s coverage and deny payment to treating providers. The DMHC has issued draft proposed regulations but has not formally promulgated any regulations to date. The DOI has not issued any proposed regulations and at this time it is not known whether or when either agency will issue regulations.

On October 16, 2007, the DMHC initiated a survey of Health Net of California’s activities regarding the rescission of policies for the period January 1, 2004 through June 30, 2006. This survey is similar to ones the DMHC has already conducted of other health plans in California, which have resulted in administrative penalties. During the course of the survey, the DMHC alleged that Health Net of California had failed to timely provide information to the DMHC’s survey team. As a result of this allegation, the DMHC required Health Net of California to pay an administrative penalty of $1 million. Following completion of the survey, on May 15, 2008, Health Net of California entered into a settlement agreement with the DMHC. The settlement agreement requires Health Net of California to (1) pay a $300,000 administrative fine, (2) offer future coverage to all 85 HMO enrollees who had coverage rescinded from January 1, 2004 through May 15, 2008, (3) offer those enrollees an opportunity to participate in an expedited review process where the enrollee could seek to resolve claims for out of pocket medical expenses and other damages incurred as a result of the rescission, and (4) file a corrective action plan for various internal procedural changes by June 30, 2008. Health Net of California filed the corrective action plan by the due date. Failure to substantially implement the actions set forth in the corrective action plan will subject Health Net of California to a potential additional penalty of up to $3 million.

On April 7, 2008, the DOI commenced an audit of Health Net Life Insurance Company’s rescission practices and related claims settlement practices for the period January 1, 2004 through February 29, 2008. On September 12, 2008, Health Net Life entered into a settlement agreement with the DOI which resolves all DOI matters regarding Health Net Life’s rescission practices from January 2004 to date. Under the settlement agreement, Health Net Life paid a $3.6 million penalty in October 2008 and agreed to certain corrective actions, including offering future coverage to all 926 rescinded PPO insureds and offering an opportunity to participate in an expedited review process that allows former insureds to seek to resolve their claims for damages incurred as a result of their rescission. On October 7, 2008, Health Net Life filed a corrective action proposal for various procedure changes. Failure to substantially comply with the settlement agreement subjects Health Net Life to a potential additional monetary penalty of up to $3.6 million.

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

We have been and, in some cases, currently are, involved in various federal and state governmental audits, reviews and investigations. These include routine, regular and special investigations, audits and reviews by the Centers for Medicare & Medicaid Services (CMS), state insurance and health and welfare departments and others pertaining to financial performance, market conduct and regulatory compliance issues. Such audits, reviews and investigations could result in the loss of licensure or the right to participate in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

Many regulatory audits, reviews and investigations in recent years have focused on the timeliness and accuracy of claims payments by managed care companies and health insurers. Our subsidiaries have been the subject of audits, reviews and investigations of this nature. Depending on the circumstances and the specific matters reviewed, regulatory findings could require remediation of claims payment errors and payment of penalties of material amounts that could have a material adverse effect on our results of operations. For example, we are currently the subject of a regulatory investigation in New Jersey that relates to the timeliness and accuracy of our claim payments for services rendered by out-of-network providers. This investigation includes an audit of our claims payment practices for services rendered by out-of-network providers for 1996 through 2005 in New Jersey. On August 26, 2008, we entered into a consent order with the New Jersey Department of Banking and Insurance (DOBI) and agreed to remediate certain claims, which has been completed, and pay a fine of $13 million. A portion of the $296.8 million charge that we recorded in the third quarter of 2007 relates to the remediation of the New Jersey claims and the fine assessed by DOBI.

In addition, on February 13, 2008, the New York Attorney General (NYAG) announced that his office is conducting an industry-wide investigation into the manner in which health insurers calculate “usual, customary and reasonable” charges for purposes of reimbursing members for out-of-network medical services. The NYAG’s office has issued subpoenas to 16 health insurance companies, including us, in connection with this investigation. As described by the NYAG in a press conference on February 13, 2008, the threatened claims appear to be similar to those asserted by the plaintiffs in the McCoy, Wachtel and Scharfman cases described in Note 9 of the financial statements included elsewhere in this report. We are in the process of responding to the subpoena and are cooperating with the NYAG as appropriate in his investigation. On March 28, 2008, we received a request for voluntary production from the Connecticut Attorney General that seeks information similar to that subpoenaed by the NYAG. We are in the process of responding to the request and are cooperating with the Connecticut Attorney General as appropriate in his investigation. There can be no assurance that other state attorneys’ general will not take actions similar to those taken by the NYAG.

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

(c) Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized a $700 million stock repurchase program. As of September 30, 2008, the remaining authorization under our stock repurchase program was $103 million. On November 4, 2008 we announced that our stock repurchase program is on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert will be undertaking a review of the Company’s strategy.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1*	Master Agreement between Health Net, Inc. and International Business Machines Corporation dated August 19, 2008.

10.2*	Master Services Agreement between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation dated September 30, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit has been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: November 7, 2008	By:	/s/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Chief Financial Officer

Date: November 7, 2008	By:	/s/ BRET A. MORRIS
Bret A. Morris
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Master Agreement between Health Net, Inc. and International Business Machines Corporation dated August 19, 2008.

10.2*	Master Services Agreement between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation dated September 30, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit has been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.