Form 10-K
period 2008-12-31
HEALTH NET INC
filed 2009-02-27
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2008 was $2,564,559,201 (which represents 106,590,158 shares of Common Stock held by such non-affiliates multiplied by $24.06, the closing sales price of such stock on the New York Stock Exchange on June 30, 2008).

The number of shares outstanding of the registrant’s Common Stock as of February 20, 2009 was 103,707,962 (excluding 40,046,152 shares held as treasury stock).

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

HEALTH NET, INC.

PART I

Item 1. Business.

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We operate and conduct our businesses through subsidiaries of Health Net, Inc., which is among the nation’s largest publicly traded managed health care companies. In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Company,” “Health Net,” “we,” “us,” and “our” refer to Health Net, Inc. and its subsidiaries. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (“HMOs”), insured preferred provider organizations (“PPOs”) and point-of-service (“POS”) plans to approximately 6.7 million individuals across the country through group, individual, Medicare, (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network, provides behavioral health, substance abuse and employee assistance programs to approximately 6.9 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs and offer managed health care product coordination for multi-region employers and administrative services for self-funded benefits programs. In addition, we own health and life insurance companies licensed to sell PPO, POS, exclusive provider organization (“EPO”) and indemnity products, as well as auxiliary non-health products such as life and accidental death and dismemberment, dental, vision, behavioral health and disability insurance, including our Medicare Part D Pharmacy coverage under Medicare.

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

Segment Information

We currently operate within two reportable segments, Health Plan Services and Government Contracts, each of which is described below. For additional financial information regarding our reportable segments, see “Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Health Plan Services Segment

Our Health Plan Services segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. As of December 31, 2008, we had approximately 3.2 million at-risk members and 0.5 million Medicare stand-alone Part D members in our Health Plan Services segment.

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

Over the past five years, we have expanded all of our product lines, which has enabled us to react to the changing needs of employer groups and individual insureds. As of December 31, 2008, 42% of our commercial members were covered by POS and PPO products, 54% were covered by conventional HMO products and 4% were covered by EPO and fee-for-service products, including health plans such as consumer-directed health care plans. For information on our consumer-directed health care plans see “—Additional Information Concerning Our Business—Consumer-Directed Health Care Plans; Health Savings Accounts and Health Reimbursement Accounts.”

We believe we are well positioned for further healthcare reform and a volatile economic environment. Our product portfolios include offerings such as:

•	Flexible network options such as HMO Silver, a narrow network, in Southern California to address the need for lower cost product offerings.

•

Salud Con Health NetSM, a family of affordable healthcare insurance products targeting the Latino community in Southern California. These products are available in Los Angeles, Orange, San Bernardino, Riverside and Ventura counties and were developed by Health Net of California to respond to the health care needs of uninsured Latino immigrants and their families. These products include group and individual coverage. The individual health care plans are the first-ever cross-border health care plans made available to individual consumers who purchase benefits directly from insurers.

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

In 2008, we continued to focus on adding more small group (generally defined as employer groups with 2 to 50 employees) members and, as of December 31, 2008, approximately 34% of our commercial risk enrollment was in small group and individual accounts. The following table contains membership information relating to our commercial large group (generally defined as an employer group with more than 50 employees) members, commercial small group and individual members, Medicare members, Medicaid members, ASO members and Part D members as of December 31, 2008 (our Medicare and Medicaid businesses are discussed below under “—Medicare Products” and “—Medicaid and Related Products”):

Commercial—Large Group	1,341,691	(a)
Commercial—Small Group & Individual	681,852	(b)
Medicare (Medicare Advantage only)	295,344
Medicaid	811,703
ASO	44,034
Stand-alone PDP	544,919

(a)	Includes 852,771 HMO members, 272,467 POS members, 160,615 PPO members, 30,980 EPO members and 24,858 Fee-for-Service (“FFS”) members.

(b)	Includes 241,583 HMO members, 242,237 PPO members, 169,913 POS members, 28,115 EPO members and 4 FFS members.

The following table sets forth certain information regarding our employer groups in the commercial managed care operations of our Health Plan Services segment as of December 31, 2008:

Number of Employer Groups	57,972
Largest Employer Group as % of commercial enrollment	6.3%
10 largest Employer Groups as % of commercial enrollment	19.5%

A general description of our health plan operations in Arizona, California, Oregon, Connecticut, New Jersey and New York is set forth below. See “Item 7. Management’s Discussion and Analysis and Results of Operations—Health Plan Services Segment Membership” for a discussion on changes in our membership levels.

Arizona. Our commercial membership in Arizona was 122,839 as of December 31, 2008, which represented a decrease of approximately 10% during 2008. This decrease was primarily due to an decrease in PPO membership. Our Medicare membership in Arizona was 67,152 as of December 31, 2008, which represented an increase of approximately 32% during 2008. We did not have any Medicaid members in Arizona as of December 31, 2008.

California. Health Net of California, Inc., our California HMO (“HN California”), is one of the largest HMOs in California as measured by total membership and has one of the largest provider networks in California. Our commercial membership in California as of December 31, 2008 was 1,351,511, which represented a decrease of approximately 8% during 2008. The decrease in commercial membership was primarily due to a decrease of 52,501 HMO members and 47,561 PPO members. Our Medicare membership in California as of December 31, 2008 was 132,848, which represented an increase of approximately 18% during 2008. Our Medicaid membership in California as of December 31, 2008 was 764,928 members, which represented an increase of approximately 7% during 2008.

Oregon. Our commercial membership in Oregon was 132,582 as of December 31, 2008, which represented a decrease of approximately 2% during 2008. Of these members, approximately 15,655 are covered under policies issued in Washington. Our Medicare membership in Oregon increased by 681 members to 22,427 as of December 31, 2008 from 21,746 as of December 31, 2007. We did not have any Medicaid members in Oregon as of December 31, 2008.

Northeast. Our Northeast operations are conducted in Connecticut, New Jersey and New York. For our large employer group business, we directly market commercial HMO, PPO and POS products in New Jersey, Connecticut and New York, as well as an EPO product in New York. On May 31, 2007, we completed the acquisition (the “Guardian Transaction”) of The Guardian Life Insurance Company of America’s (“The Guardian”) 50% interest in HealthCare Solutions (“HCS”). Prior to the Guardian Transaction, our small group managed care and indemnity products in Connecticut, New Jersey and New York were marketed to existing insureds of The Guardian and distributed through the brokerage community in an integrated marketing effort under the HCS trade name. As part of these arrangements, The Guardian generally had the exclusive right to market and sell our HMO, PPO and POS products to small employer groups, and we and The Guardian each retained 50% of the premiums and claims. In addition, we recovered from The Guardian a specified portion of the administrative expenses and the direct marketing costs, which were shared equally. As a result of the Guardian Transaction, we terminated all pre-existing marketing and risk sharing arrangements and acquired certain intangible rights from The Guardian. As a result, we recognize 100% of the HCS revenues, claims and administrative and marketing expenses.

Our commercial membership in Connecticut was 138,520 as of December 31, 2008, which represented a decrease of approximately 14% since December 31, 2007. Our Medicare membership in Connecticut was 57,510 as of December 31, 2008, which represented an increase of approximately 28% during 2008. We did not have any Medicaid members in Connecticut as of December 31, 2008.

Our commercial membership in New Jersey was 73,172 as of December 31, 2008, which represented a decrease of approximately 19% during 2008. Our Medicaid membership in New Jersey was 46,775 as of December 31, 2008, which represented an increase of approximately 6% during 2007. We did not have any Medicare members in New Jersey as of December 31, 2008.

In New York, we had 204,915 commercial members as of December 31, 2008, which represented a decrease of approximately 12% during 2008. Our Medicare membership in New York was 5,840 and 2,819 as of December 31, 2008 and 2007, respectively. We did not have any Medicaid members in New York as of December 31, 2008.

Medicare Products

We offer our Medicare products directly to individuals and through employer/union groups. To enroll in one of our Medicare plans, covered persons must be entitled to both Parts A and B of Medicare. We provide or arrange health care services normally covered by Medicare, plus a broad range of health care services not covered by traditional Medicare. Any additional benefits in our plans are covered by a monthly premium charged to the enrollee or through portions of payments received from the Centers for Medicare & Medicaid Services (“CMS”) that may be allocated, per CMS regulations and guidance, for these purposes.

We were one of the nation’s largest Medicare Advantage contractors based on membership of 295,344 members as of December 31, 2008 compared to membership of 236,301 as of December 31, 2007. We were also a major participant in the “Part D” stand-alone drug benefit with 544,919 members in all 50 states and the District of Columbia as of December 31, 2008. Our portfolio of Medicare plans focuses on simplicity so that members can sign up and use benefits with minimal paperwork and coverage that starts immediately upon enrollment. We also provide Medicare supplemental coverage to 33,651 members through either individual Medicare supplement policies or employer group sponsored coverage.

In 2008, we offered Medicare Advantage plans in select counties in thirteen states (Arizona, California, Connecticut, Georgia, Hawaii, Massachusetts, New Mexico, New York, North Carolina, Oregon, Texas, Virginia and Washington). For Georgia, Hawaii, Massachusetts, New Mexico, New York, North Carolina, Texas and Virginia, the Medicare Advantage plan offerings are our Private Fee For Service (“PFFS”) plans. PFFS plans are non-network based Medicare Advantage plans that allow Medicare-eligible consumers to participate in a private Medicare health insurance plan with the flexibility of provider choice that original Medicare provides and better benefits than the standard Medicare Part A/Part B coverage.

In 2008, Health Net offered multiple types of Medicare Advantage Special Needs Plans in several states where we offer Medicare Advantage Plans. Dual Eligible Special Needs Plans designed for low income Medicare beneficiaries were offered in Arizona, California and Connecticut. Chronic Condition Special Needs Plans, designed for beneficiaries with chronic obstructive pulmonary disease, congestive heart failure, and hypercholesterolemia were offered in Arizona, California, Connecticut and Oregon. These plans offer access to additional health care and prescription drug coverage. See “—Government Regulation—Federal Legislation and Regulation—Medicare Legislation” and “Item 1A. Risk Factors—Our efforts to capitalize on Medicare business opportunities could prove to be unsuccessful” for additional information regarding our Medicare program.

In 2008, we experienced significant growth in several of our plans. The Healthy Heart plans in Southern California were particularly successful, combining a strong marketing effort with the American Heart Association’s approach to a healthy lifestyle. The plans include benefits to help enrollees avoid tobacco use; manage stress, blood pressure and high cholesterol; and promote nutrition, weight management and physical activity. The plans also include access to Decision PowerSM, Health Net’s program of online and on-call support and resources to directly involve members with their doctors in making health care and healthy lifestyle decisions. For 2009, the Healthy Heart concept is being expanded to select counties in Northern California.

Health Net is maintaining its coverage area for 2009; however, some products are no longer being offered in select counties. Specifically, the PFFS and Dual Eligible Special Needs Plans are not being offered in Connecticut. Health Net also adjusted benefits on most plans to address higher than expected health care costs in 2008.

Medicaid and Related Products

We are one of the top ten largest Medicaid HMOs in the United States based on membership. As of December 31, 2008, we had an aggregate of 811,703 Medicaid members compared to 845,753 members as of December 31, 2007, principally in California. Of the 811,703 Medicaid members, we had 46,775 Medicaid members in New Jersey, as of December 31, 2008. We withdrew from the Connecticut Medicaid program effective April 2008 which was the primary reason for the year-over-year decrease in our 2008 Medicaid membership. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Health Plan Services Segment Membership” for detailed information regarding our Medicaid enrollment by state. To enroll in our Medicaid products, an individual must be eligible for Medicaid benefits under the appropriate state regulatory requirements. The applicable state agency pays us a monthly fee for the coverage of our Medicaid members.

As of December 31, 2008, we had Medicaid operations in ten of California’s largest counties: Los Angeles, Fresno, Kern, Orange, Stanislaus, Riverside, Sacramento, San Bernardino, San Diego and Tulare. Effective February 2009, we withdrew from several counties in California, including Stanislaus. We are the sole commercial plan contractor with the State of California’s Department of Health Care Services (“DHCS”) to provide Medicaid service in Los Angeles County, California. As of December 31, 2008, 484,913 of our Medicaid members resided in Los Angeles County, California. This represents approximately 63% of our California Medicaid membership, and 60% of our total Medicaid membership. In May 2005, we renewed our contract with DHCS to provide Medicaid service in Los Angeles County. The renewed contract was effective April 1, 2006 and had an initial term of two years with three 24-month extension periods. On February 14, 2008, DHCS extended our contract for an initial 24-month extension period ending March 31, 2010.

Our California HMO, HN California, participates in the Children’s Health Insurance Program (“CHIP”), which, in California, is known as the Healthy Families program. As of December 31, 2008, there were 133,936 members (excluding 5,136 Healthy Kids members) in our Healthy Families program. CHIP was designed as a federal/state partnership, similar to Medicaid, with the goal of extending health insurance to children whose families earn too much money to be eligible for Medicaid, but not enough money to purchase private insurance. Monthly premiums are subsidized by the State of California and, as of February 1, 2009, range between $4 and $17 per child, up to a maximum of $51 for all children in a family enrolled in the Healthy Families Program. California receives two-thirds of the funding for the program from the federal government. In New Jersey, we participate in the New Jersey Medicaid program, as well as the New Jersey CHIP program, which is known as New Jersey FamilyCare. These programs provide comprehensive health care coverage for children and families as well as members who are aged, blind and disabled. We operate in 14 of 21 counties in New Jersey under a contract with the Division of Medical Assistance and Health Services. The current contract is scheduled to expire on June 30, 2009. We currently anticipate negotiating an extension of the contract to be effective July 1, 2009.

Administrative Services Only Business

We provide ASO products to large employer groups in Connecticut, New Jersey, New York and, to a more limited extent, California. Under these arrangements, we provide claims processing, customer service, medical management, provider network access and other administrative services without assuming the risk for medical costs. We are generally compensated for these services on a fixed per member per month basis. Our largest concentration of ASO business is in the Northeast, principally Connecticut. As of December 31, 2008, we had 44,034 members through our ASO business. Of those members, 38,837 were located in the Northeast.

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

Pharmacy Benefit Management. We provide pharmacy benefit management (“PBM”) services to Health Net members through our subsidiary, Health Net Pharmaceutical Services (“HNPS”). HNPS provides integrated PBM services to approximately 3.3 million Health Net members who have pharmacy benefits, including approximately 795,000 Medicare members. HNPS manages these benefits in an effort to achieve the highest quality outcomes at the lowest cost for its members. HNPS contracts with national health care providers, vendors, drug manufacturers and pharmacy distribution networks (directly and indirectly through a third party vendor), oversees pharmacy claims and administration, reviews and evaluates new FDA-approved drugs for safety and efficacy and manages data collection efforts to facilitate our health plans’ disease management programs.

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

HNPS provides affiliated health plans various services including development of benefit designs, cost and trend management, sales and marketing support, and management delivery systems. HNPS outsources certain capital and labor-intensive functions of pharmacy benefit management, such as claims processing, mail order services and pharmacy network services.

Behavioral Health. We administer and arrange for behavioral health benefits and services through our subsidiary, Managed Health Network, Inc., and its subsidiaries (collectively “MHN”). MHN offers behavioral health, substance abuse and employee assistance programs (“EAPs”) on an insured and self-funded basis to groups in various states and is included as a standard part of most of our commercial health plans. They are also sold in conjunction with other commercial and Medicare products and on a stand-alone basis to unaffiliated health plans and employer groups. During 2008, MHN continued to expand its product portfolio services and client base through enhanced product wellness and behavioral change programs, and workplace and work life services, as part of its EAP solutions.

In 2008, MHN continued to implement, administer and monitor the non-medical counseling program for the U.S. Department of Defense under the Military Family Counseling Services program. See “—Government Contracts Segment—Other Department of Defense Contracts” for a description of this contract. MHN also holds contracts with the U.S. Department of State and the U.S. Agency for International Development (“USAID”) to provide EAP counseling services tailored for State Department and USAID employees and family members while posted overseas.

MHN’s products and services were provided to over 6.9 million individuals as of December 31, 2008, with approximately 1.5 million individuals under risk-based programs, approximately 1.7 million individuals under self-funded programs and approximately 3.7 million individuals under EAPs, including those who are also covered under other MHN programs. In 2008, MHN’s total revenues were $217 million. Of that amount, $145 million represented revenues from business with MHN affiliates and $72 million represented revenues from non-affiliate business.

Dental and Vision. In 2003, we sold our dental and vision subsidiaries and, as a result, we no longer underwrite or administer stand-alone dental and vision products. During 2008, we made available to our current and prospective members in Arizona and California private label dental products through a strategic relationship with SafeGuard Health Enterprises, Inc. (“SafeGuard”) and private label vision products through a strategic relationship with EyeMed Vision Care LLC (“EyeMed”). The stand-alone dental products were underwritten and administered by SafeGuard companies and the stand-alone vision products were underwritten by Fidelity Security Life Insurance Company and administered by EyeMed affiliated companies. Effective December 31, 2008, we terminated our relationship with SafeGuard. Beginning January 1, 2009, we entered into a strategic relationship with Dental Benefit Providers, Inc. (“DBP”) to provide the same services as were previously provided by Safeguard. The stand-alone dental products that were formerly underwritten and administered by SafeGuard companies are now underwritten and administered by DBP companies. DBP also administers dental products and coverage we provide to our members in Oregon. Liberty Dental Plans of California, Inc. serves as the administrator for the dental services we provide to our Medi-Cal and Healthy Families program enrollees and Doral Dental Services of New Jersey, LLC serves as the administrator for the dental services we provide to our New Jersey Medicaid members.

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

The five-year North Region contract is subject to annual renewals on April 1 of each year at the option of the Department of Defense. We are currently in the fifth option period of health care operations under our TRICARE contract for the North Region, which is scheduled to conclude on March 31, 2009 unless extended by the Department of Defense. Health Net and the Department of Defense are currently negotiating an extension of the TRICARE North contract for an additional one-year option period, which, if exercised, would extend the TRICARE North contract to March 31, 2010. Health Net and the Department of Defense are also negotiating two subsequent six-month option periods, which, if exercised, would extend the TRICARE North contract to March 31, 2011. On March 24, 2008, the government issued a Request for Proposal for the third generation of TRICARE Managed Care Support contracts (referred to as “T3”). Health Net submitted its proposal to the government on June 30, 2008. The government held discussions with Health Net regarding its proposal in December 2008 and Health Net submitted its final proposal revision on January 2, 2009. The T3 contract is scheduled to be awarded by June 1, 2009 and, if awarded, health care delivery would commence on April 1,

2010. Health Net anticipates that the current TRICARE North contract will be extended for one year through March 31, 2010 and the additional two six-month option periods will not be exercised.

Under the TRICARE contract for the North Region, we provide health care services to approximately 3.0 million Military Health System (“MHS”) eligible beneficiaries, including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.2 million other MHS-eligible beneficiaries for whom we provide administrative services only. Eligible beneficiaries in the TRICARE program are able to choose from a variety of program options. They can choose to enroll in TRICARE Prime, which is similar to a conventional HMO plan, or they can select, on a case-by-case basis, to utilize TRICARE Extra, which is similar to a conventional PPO plan, or TRICARE Standard, which is similar to a conventional indemnity plan.

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

Under TRICARE Extra, eligible beneficiaries may utilize a TRICARE network provider but incur a deductible and co-payment which is greater than the TRICARE Prime co-payment. Under TRICARE Standard, eligible beneficiaries may utilize a TRICARE authorized provider who is not a network provider but pay a higher co-payment than under TRICARE Prime or TRICARE Extra. As of December 31, 2008, there were approximately 1.5 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

The TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs which is negotiated annually during the term of the contract, with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable and the collectibility is reasonably assured. As a result of changes in the estimate, during the year ended December 31, 2008, we recognized an increase in revenue of $17 million and an increase in cost of $22 million. As a result of changes in the estimate, during the year ended December 31, 2007, we recognized a decrease in revenue of $58 million, and a decrease in cost of $75 million. The administrative price is paid on a monthly basis, one month in arrears and certain components of the administrative price are subject to volume-based adjustments.

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

Other Department of Defense Contracts

In 2007, MHN was awarded a five-year contract, the Military Family & Life Consultant Program (“MFLC”), to develop, administer and monitor the non-medical counseling program for service members. Services under the MFLC began on April 1, 2007 and will end in 2012, subject to an early termination provision which is based on a funding ceiling of $300 million. The program is designed to deliver short-term situational problem solving counseling, primarily with regard to stress factors inherent in the military lifestyle.

The services provided under these subcontracts are not TRICARE benefits and are provided independently from the services provided under our TRICARE contract for the North Region. Revenues for the MFLC subcontract for the year ended December 31, 2008 were $106 million and were $143 million since the contract’s inception.

Veterans Affairs

During 2008, HNFS administered 9 contracts with the U.S. Department of Veterans Affairs to manage community-based outpatient clinics in 9 states. HNFS also supported 23 other contracts with the U.S. Department of Veterans Affairs supporting 152 Veterans Affairs medical centers for claims repricing and audit services and one contract with the U.S. Marshals Service for claims re-pricing services. Total revenues for our Veterans Affairs business were approximately $30 million for the year ended December 31, 2008, representing a 6.3% decrease over 2007 primarily due to loss of outpatient clinic contracts. These revenues are derived from service fees received and have no insurance risk associated with them. MHN is a subcontractor in a program under the U.S. Department of Veterans Affairs, requiring MHN to make proactive outbound calls to returning veterans, perform assessments and make referrals to Veterans Affairs facilities.

Provider Relationships

We maintain a network of qualified physicians, hospitals and other health care providers in each of the states in which we offer network based managed care products and services.

Physician Relationships

The following table sets forth the number of primary care and specialist physicians contracted either directly with our HMOs or through our contracted participating physician groups (“PPGs”) as of December 31, 2008:

Primary Care Physicians (includes both HMO and PPO physicians)	70,265
Specialist Physicians (includes both HMO and PPO physicians)	238,371
Total	308,636

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

Health Net of Connecticut Inc, our Connecticut HMO (“HNCT”), has a contract with the Connecticut State Medical Society IPA (“CSMS-IPA”). This contract includes an agreed upon compensation budget with negotiated reimbursement rates for providers and has gain share and pay-for-performance features. Referral authorization and claims administration are performed by HNCT. This contract is scheduled to expire on March 24, 2010.

HNFS maintains a network of qualified physicians, facilities, and ancillary providers in the prime service areas of our TRICARE contract for the North Region. Services are provided on a fee-for-service basis. As of December 31, 2008, HNFS had 114,751 physicians, 2,393 facilities, and 11,695 ancillary providers in its TRICARE network.

Our behavioral health subsidiary, MHN, maintains a provider network comprised of approximately 44,839 psychiatrists, psychologists and other clinical categories of providers nationwide. Substantially all of these providers are contracted with MHN on an individual or small practice group basis and are paid on a discounted fee-for-service basis. Members who wish to access certain behavioral health services contact MHN and are referred to contracted providers for evaluation or treatment services. Generally, authorization for such services is for a limited number of appointments and must be renewed by MHN based on medical necessity. If a member needs inpatient services, MHN maintains a network of approximately 1,197 facilities.

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

Our primary competitors in California are Kaiser Permanente, Anthem Blue Cross of California, UnitedHealth Group, Inc. and Blue Shield of California. Together, these four plans and Health Net account for a majority of the insured market in California. Kaiser is the largest HMO in California based on number of enrollees and Anthem Blue Cross of California is the largest PPO provider in California based on number of enrollees. There are also a number of small, regional-based health plans that compete with Health Net in California, mainly in the small business group market segment. In addition, two of the major national managed care companies, Aetna, Inc. and CIGNA Corp., are active in California. Their respective commercial full-risk market share is not as significant as our primary competitors in California and we believe that each remains in California primarily to serve their national, self-funded accounts’ California employees.

Our largest competitor in Arizona is UnitedHealth Group. Our Arizona HMO also competes with Blue Cross Blue Shield of Arizona, CIGNA, Aetna and Humana Inc. Our Oregon health plan competes primarily against Kaiser, UnitedHealth Group, Providence, Regence Blue Cross/Blue Shield, PacificSource, Lifewise and ODS Health Plans, Inc.

In the Northeast, our Connecticut health plan competes for business with Aetna, WellPoint, Inc. (Anthem BCBS), ConnectiCare, Inc., UnitedHealth Group (UnitedHealthcare/Oxford Health Plans), and CIGNA. Our main competitors in New York are UnitedHealth Group (UnitedHealthcare/Oxford Health Plans), WellPoint (Empire Blue Cross Blue Shield), Aetna, HIP/GHI and CIGNA. Our main competitors in New Jersey are UnitedHealth Group (UnitedHealthcare/Oxford Health Plans), Horizon Blue Cross Blue Shield, Aetna and CIGNA.

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

In some of our markets we sell individual policies, which are generally sold through independent brokers and agents. In some states, carriers are allowed to individually underwrite these policies (i.e. select applicants to whom coverage will be provided and others who are denied), although in other states there may be a requirement of guaranteed issue that restricts the carrier’s discretion. In guaranteed issue states, exclusions for preexisting conditions are generally permitted. Where individual underwriting is permitted, the carrier may, in certain circumstances, rescind the policy coverage if the individual misrepresents his or her medical history in the application process. See “Item 1A. Risk Factors—Proposed federal and state legislation affecting the managed health care industry could adversely affect us” and “—Regulatory activities and litigation relating to the rescission of coverage, if resolved unfavorably, could adversely affect us” for additional information on health plans’ right to rescind coverage.

We believe that the importance of the ultimate health care consumer (or member) in the health care product purchasing process is likely to increase in the future, particularly in light of advances in technology and online resources. Accordingly, we are focusing our marketing strategies on the development of distinct brand identities and innovative product service offerings that will appeal to potential health plan members. For example, Decision PowerSM is a series of programs designed to more directly involve patients in their health care decisions. These programs allow our members to access information and consult with health coaches as they are making decisions regarding health care issues. As more employers begin to offer consumer directed health plans such as Health Savings Accounts (“HSAs”) and Health Reimbursement Accounts (“HRAs”), we believe consumers need to be able to learn, plan and make complex decisions regarding their health care. Our website combines access to current Health Net and vendor content and tools.

Consumer-Directed Health Care Plans; Health Savings Accounts and Health Reimbursement Accounts

Health Savings Accounts were created in 2003 as part of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “MMA”). HSAs are individually owned accounts, similar to an IRA or a 401(k) retirement plan, that generally allow employees or individuals to make contributions to the account on a pretax basis. Funds in HSAs can be used to pay for certain qualified medical expenses such as plan deductibles, co-payments and coinsurance on a tax-free basis. HSA funds can be invested and earnings on the investments are generally tax-free. HSAs must be used in conjunction with high-deductible health plans. High-deductible health plans provide in-and out-of-network benefits and cover a wide range of health care services.

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

Our California health plan also offers a Health Net Health Reimbursement Account. An HRA is a health reimbursement arrangement funded solely by an employer where the employer reimburses an employee for health expenses not covered by the group health insurance plan (such as deductibles and coinsurance amounts). Employees are reimbursed tax-free for qualified medical expenses that the employer agrees to reimburse, up to a maximum dollar amount for a coverage period. Subject to the employer’s discretion, up to 100% of any unused amounts in the HRA at the end of a plan year can be carried forward for reimbursement in subsequent years.

Health Net Systems Consolidation Project

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

In the third quarter of 2007, we also announced the next stage of our operational strategy. This stage is a three-year effort to consolidate claim platforms across the enterprise and to consolidate service centers and associated staff. We made significant progress in this arena in 2008, including addressing many of the manual processes and workarounds of having multiple systems. Our progress in IT applications and infrastructure outsourcing has been significant, and we continue to make progress on making it easier to do business with Health Net through the use of more sophisticated electronic channels. See “Item 1A. Risk Factors—We are subject to risks associated with outsourcing services and functions to third parties” for risks associated with our outsourcing arrangements. In addition, we have prioritized projects for 2009 with an eye to focusing on those that will bring the greatest immediate benefit. Examples of these projects include an electronic document distribution and print consolidation project, membership and accounting enrollment projects, a claims auto adjudication project and contact center technology and process improvements. Consolidating operations management and continuing to develop more consistent metrics and analytics will greatly increase our efficiency going forward and help us to deliver better service at a lower cost. The completion of the projects will enable us to improve claim turnaround times, auto adjudication rates, electronic data interchange, and internet capabilities. However, there are risks associated with these systems efforts. See “Item 1A. Risk Factors—If we fail to effectively maintain our management information systems, it could adversely affect our business.”

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

Accreditation

We pursue accreditation for certain of our health plans from the National Committee for Quality Assurance (“NCQA”) and the Utilization Review Accreditation Commission (“URAC”). NCQA and URAC are independent, non-profit organizations that review and accredit HMOs and other healthcare organizations. HMOs that comply with review requirements and quality standards receive accreditation. The commercial line of business of our Arizona, California, Connecticut, New Jersey and New York HMO subsidiaries have all received NCQA accreditation with a score of “excellent,” which is the highest score NCQA awards. HN California’s Medicare line of business also received NCQA accreditation with a score of “excellent.” In addition, HN California’s Medicaid line of business received NCQA accreditation with a score of “Commendable,” which is customary for first-time accreditation. Our MHN subsidiary has received URAC accreditation.

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

Our Medicare contracts are subject to regulation by CMS. CMS has the right to audit HMOs and PPOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with CMS’ contracts and regulations. In January 2008, we were notified by the CMS that we were deficient in certain administrative procedures with respect to our stand-alone PDP products, and were directed to cease the sale of such products until resumption of sale was approved by CMS. In March 2008, CMS authorized Health Net to resume sales of its stand-alone PDP products.

In late 2008, CMS performed a routine audit of Health Net’s Medicare Advantage operations. CMS found deficiencies in many of the business areas included in the audit. Health Net received CMS’ report and corrective action request on February 2, 2009. Health Net’s corrective action plan must be submitted within 45 days of receipt of the corrective action request for review and approval. See “Item 1A. Risk Factors—Federal and state audits, review and investigations of us and our subsidiaries could have a material adverse effect on our operations” for a description of the risks associated with this audit.

In September 2008, in part to implement provisions of the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), CMS released final regulations regarding marketing practices of Medicare Advantage organizations (“MAO”) and PDP sponsors. The regulations prohibit certain marketing activities (including telemarketing and other unsolicited sales contacts) and require that agents and brokers selling Medicare Advantage and PDP products be state licensed and appointed in accordance with state laws. Health Net was required to be in compliance with these provisions when it began marketing activities on October 1, 2008 for 2009 plan year enrollments. CMS also released an interim final rule implementing other MIPPA provisions, including specifying restrictions on compensation to MAO and PDP sponsor contracted brokers. In November 2008, CMS released a revised interim final rule on the compensation restrictions. Health Net has implemented the requirements of the final regulations and interim final rule. Health Net could be subject to monetary and other sanctions from CMS in the event of non-compliance by Health Net or its contracted or in-house sales producers.

Medicaid and Related Legislation. Federal law has also implemented other health programs that are partially funded by the federal government, such as the Medicaid program (known as Medi-Cal in California) and CHIP (known as Healthy Families in California). They are largely regulated and administered by state agencies and thus there are variations in these programs from state to state. Federal funding remains critical to the viability of these programs. Federal law permits the federal government to oversee and, in some cases, to enact, regulations and other requirements that must be followed by the states. Medicaid is administered at the federal level by CMS; CHIP is administered by the Health Resources and Services Administration, another arm of the Department of Health and Human Services.

Privacy Regulations. The use and maintenance of individually identifiable health information and other data by our businesses is regulated by various laws at the federal, state and local level. These laws and regulations are changed frequently by legislation or administrative interpretation. Most of those laws are derived from Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the privacy provisions in the federal Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Gramm-Leach-Bliley Act”).

HIPAA and the implementing regulations that have been adopted in connection therewith impose obligations for issuers of health insurance coverage and health benefit plan sponsors relating to the privacy and security of electronically transmitted protected health information (“PHI”). The regulations, which relate to privacy, electronic transactions and codesets and security regulations, require health plans, clearinghouses and providers to:

•	comply with various requirements and restrictions related to the use, storage and disclosure of PHI,

•	adopt rigorous internal procedures to protect PHI,

•	create policies related to the privacy of PHI and

•	enter into specific written agreements with business associates to whom PHI is disclosed.

The regulations also establish significant criminal penalties and civil sanctions for non-compliance. We believe we are in compliance with the HIPAA privacy regulations, the requirements relating to transactions and codesets and the security regulations.

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

State Laws and Regulations

Our HMOs, insurance companies and behavioral health plan are subject to extensive state regulation. Set forth below are the principal regulatory agencies that govern our health plans and insurance companies.

Company	Regulatory Agency
Arizona HMO	Arizona Department of Insurance

California HMO	California Department of Managed Health Care

Connecticut HMO	Connecticut Department of Insurance

New Jersey HMO	New Jersey Department of Banking and Insurance, New Jersey Department of Human Services and Division of Medical Assistance and Health Services (for Medicard only)

New York HMO	New York Department of Insurance, New York Department of Health

Oregon HMO	Oregon Department of Consumer and Business Services

Health Net Life Insurance Company (Arizona, California, Connecticut and New Jersey PPO)	California Department of Insurance generally, and the Department of Insurance of each state in which it does business

Health Net Insurance of New York, Inc. (New York PPO)	New York Department of Insurance

MHN	California Department of Managed Health Care, New York Department of Insurance, New Jersey Department of Banking and Insurance, Connecticut Department of Insurance

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

While there are state-by-state variations, HMO regulation generally is extremely comprehensive. Among the areas regulated by these HMO regulatory agencies are:

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

Employees

As of December 31, 2008, Health Net, Inc. and its subsidiaries employed 9,396 persons on a full-time basis and 250 persons on a part-time or temporary basis. These employees perform a variety of functions, including, among other things, provision of administrative services for employers, providers and members; negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers; handling of claims for payment of hospital and other services; and provision of data processing services. Our employees are not unionized and we have not experienced any work stoppages since our inception. We consider our relations with our employees to be very good.

Dependence Upon Customers

The federal government is the only customer of the Company’s Government Contracts segment, with premiums and fees accounting for 100% of our Government Contracts revenue. In addition, the federal government is a significant customer of the Company’s Health Plan Services segment as a result of its contract with CMS for coverage of Medicare-eligible individuals, including Part D prescription plans, state agencies for federally-subsidized Medicaid and CHIP programs, and coverage of federal employees under the Federal Employees Health Benefits Program. Medicare premiums accounted for 28% of our total premium revenue in 2008.

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

Potential Acquisitions and Divestitures

We continue to evaluate the profitability realized or likely to be realized by our existing businesses and operations. From time to time we review, from a strategic standpoint, potential acquisitions and divestitures in light of our core businesses and growth strategies. In November 2008, we announced that, among other strategic alternatives, we are considering a divestiture of our Northeast and Arizona businesses. See “Item 1A. Risk Factors—Acquisitions, divestitures and other significant transactions may adversely affect our business.”

Item 1A. Risk Factors

Cautionary Statements

The following discussion, as well as other portions of this Annual Report on Form 10-K, contain “forward-looking statements” within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements, other than statements of historical information provided or incorporated by reference herein, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Actual results could differ materially due to, among other things, rising health care costs, negative prior period claims reserve developments, changes in the economy, volatility in the financial markets, trends in medical care ratios, unexpected utilization patterns or unexpectedly severe or widespread illnesses, membership declines, rate cuts affecting our Medicare or Medicaid businesses, issues relating to provider contracts, litigation costs, regulatory issues, operational issues, health care reform and general business and market conditions. Additional factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth below and the risks discussed in our other filings from time to time with the SEC.

Any or all forward-looking statements in this Annual Report on Form 10-K and in any other public filings or statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many of the factors discussed below will be important in determining future results. These factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors or other communications by us. You should not place undue reliance on any forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date thereof. Except as may be required by law, we do not undertake to address or update forward-looking statements in future filings or communications regarding our business or operating results, and do not undertake to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications.

Our profitability will depend, in part, on our ability to accurately predict and control health care costs.

A substantial majority of the revenue we receive is used to pay the costs of health care services or supplies delivered to our members. The total health care costs we incur are affected by the number and type of individual services provided and the cost of each service. Our future profitability will depend, in part, on our ability to accurately predict health care costs and to manage future health care utilization and costs through underwriting criteria, utilization management, product design and negotiation of favorable professional and hospital contracts. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs or limit our ability to negotiate favorable rates. Changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups and numerous other factors affecting health care costs may adversely affect our ability to predict and control health care costs as well as our financial condition, results of operations and cash flows. In addition, a large scale public health epidemic could affect our ability to control health care costs. See “—Large-scale public health epidemics and/or terrorist activity could cause us to incur unexpected health care and other costs and could materially and adversely affect our business, financial condition and results of operations.”

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

As a measure of the impact of medical cost on our financial results, relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for our health plan products, our annual net earnings for 2008 would have been reduced by approximately $107 million. The inability to forecast and manage our health care costs could have a material adverse effect on our business, financial condition or results of operations.

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

In 2008, our pricing was, we believe, generally consistent with that of our competitors but there can be no assurance that we will not institute higher premiums in the future. In addition, we continue to see decreases in our total commercial membership as we seek to improve margins. Any future increase in premiums could result in the loss of members. Additionally, there is always the possibility that adverse risk selection could occur when members who utilize higher levels of health care services compared with the insured population as a whole choose to remain with our health plans rather than risk moving to another plan. This could cause health care costs to be higher than anticipated and therefore cause our financial results to fall short of expectations.

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

Our reserves for claims are estimates of incurred costs based on various assumptions. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, the judicious administration of claims, medical costs and other factors. Included in the reserves for claims are estimates for the costs of services that have been incurred but not reported and for claims received but not processed. These estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations. Given the uncertainties inherent in such estimates, the actual liability could differ significantly from the amounts reserved. If our actual liability is lower than estimated, it could mean that we set premium prices too high, which could result in a loss of membership. If our actual liability for claims payments is higher than estimated, it could have a negative impact on our profitability per enrolled member and, subsequently, our earnings per share in any particular quarter or annual period. For example, in the first quarter of 2008, we announced that our actual liability for claims incurred during the second half of 2007 was significantly higher than what we had estimated, primarily as a result of unusual seasonal physician and hospital utilization patterns that emerged as fourth quarter claims from 2007 were paid in the first quarter of 2008, and an unusually active flu season. This development was a contributing factor to the company’s first quarter 2008 profitability being lower than previous guidance and its decision to lower its full-year 2008 earnings per diluted share guidance.

Our businesses are subject to significant government regulation, which increases our cost of doing business and could adversely affect our ability to grow our businesses.

Our businesses are subject to extensive federal and state laws and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements and periodic examinations by governmental agencies. These laws and regulations are generally intended to benefit and protect providers and health plan members rather than stockholders of managed health care companies such as Health Net. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change, and may be interpreted in ways that differ from our understanding retroactively based upon the decisions of regulators or courts. Broad latitude is given to the agencies administering these regulations to interpret them and to impose substantial fines when they believe violations have occurred. Regulatory agencies have imposed substantial fines against us in the past, and may impose substantial fines against us in the future if they determine that we have not complied with applicable laws and regulations. See “Item 3. Legal Proceedings” for additional information. Existing or future laws and rules could force us to change how we do business and may restrict our revenue and/or enrollment growth, and/or increase our health care and administrative costs, and/or increase our exposure to liability with respect to members, providers or others. Further, individual associates may violate these laws and rules, notwithstanding our internal policies and compliance programs.

Our HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates, approval of policy language and benefits, appeals and grievances with respect to benefit determinations, provider contracting, utilization management, issuance and termination of policies, claims payment practices and a wide variety of other regulations relating to the development and operation of health plans. There can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses or that regulatory changes will not have a material adverse effect on us. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Statutory Capital Requirements” for additional information.

As a government contractor, we are subject to U.S. government oversight. The government may ask about and investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those audits and investigations, the government could make claims against us. Under government procurement regulations and practices, a negative determination resulting from such claims could result in a contractor being fined, debarred and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time. In addition, we are subject to state and federal false claims laws that generally prohibit the submission of false claims for reimbursement or payment to government agencies. Courts have imposed substantial fines and penalties against companies found to have violated these laws. We are also exposed to other risks associated with U.S. government contracting, including dependence upon Congressional appropriation and allotment of funds.

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

Medicare programs represent a significant portion of our business, accounting for approximately 28% of our total premium revenue in 2008 and an expected 29% in 2009. Over the last several years we have significantly expanded our Medicare health plans and restructured our Medicare program management team and operations to enhance our ability to pursue business opportunities presented by the MMA and the Medicare program generally. For example, in 2008 we consolidated overall Medicare Program management under a single executive with responsibility for Medicare plan performance and compliance company-wide. All field-based sales and servicing operations remain in the local markets close to their customers and distribution channels.

Particular risks associated with our provision of Medicare Part D prescription drug benefits under the MMA include potential uncollectibility of receivables, inadequacy of pricing assumptions, inability to receive and process information and increased pharmaceutical costs, as well as the underlying seasonality of this business, and extended settlement periods for claims submissions. In addition, in connection with our participation in the Medicare Advantage and Part D programs, we regularly record revenues associated with the risk adjustment reimbursement mechanism employed by CMS. This mechanism is designed to appropriately reimburse health plans for the relative health care cost risk of its Medicare enrollees. While we have historically recorded revenue and received payment for risk adjustment reimbursement settlements, there can be no assurance that we will receive payment from CMS for the levels of the risk adjustment premium revenue recorded in any given quarter.

On July 15, 2008, the Medicare Improvement for Patients and Providers Act of 2008 (“MIPPA”) became law. Beginning in 2010, MIPPA may, among other things, significantly reduce funding for Medicare Advantage programs. In response to MIPPA, CMS promulgated interim final regulations governing the marketing and sale of Medicare Advantage and PDP products. These regulations prohibit certain marketing activities by contracted and in-house sales producers, including outbound calling, and place new requirements on amounts and duration of compensation payable to contracted producers. We could be subject to monetary and other sanctions by CMS for a contracted or in-house sales producer’s violation of these regulations. In addition, the new presidential administration has made it clear that health reform, including the reduction of Medicare expenditures, is an important priority.

If the cost and complexity of any changes to the Medicare program exceed our expectations or prevent effective program implementation; if the government alters or further reduces funding of Medicare programs; if we fail to design and maintain programs that are attractive to Medicare participants; if CMS suspended our ability to market, or enroll members in, our Medicare products; or if we are not successful in winning contract renewals or new contracts under the MMA’s competitive bidding process, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, and we may not be able to realize any return on our investments in Medicare initiatives. See “—Federal and state audits, review and investigations of us and our subsidiaries could have a material adverse effect on our operations” for information on the results of our recent CMS audit.

A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.

Approximately 49% of our annual revenues relate to federal, state and local government health care coverage programs, such as Medicare, Medicaid and TRICARE. All of the revenues in our Government Contracts segment come from the federal government. Under government-funded health programs, the government payor typically determines premium and reimbursement levels. If the government payor reduces premium or reimbursement levels or increases them by less than our costs increase, and we are unable to make offsetting adjustments through supplemental premiums and changes in benefit plans, we could be adversely affected. Contracts under these programs are generally subject to frequent change, including changes that may reduce the number of persons enrolled or eligible, reduce the revenue received by us or increase our administrative or health care costs under such programs. Changes of this nature could have a material adverse effect on our business, financial condition or results of operations. Changes to government health care coverage programs in the future may also affect our willingness to participate in these programs.

States periodically consider reducing or reallocating the amount of money they spend for Medicaid. Currently, many states are experiencing budget deficits, and some states have reduced or have begun to reduce, or have proposed reductions in, payments to Medicaid managed care providers. For example, in July 2008, the State of California implemented a 10% reduction in the state’s Medi-Cal reimbursement rates. This rate reduction had an adverse impact on our pretax income for 2008 and was one of the factors contributing to our lowered full-year earnings per share guidance for 2008. Any additional significant reduction in payments received in connection with Medicaid could adversely affect our business, financial condition or results of operations.

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

Health care operations under our TRICARE North contract are scheduled to conclude on March 31, 2009 unless extended by the Department of Defense. We are currently negotiating an extension of the TRICARE North contract with the Department of Defense for an additional one-year option period, which, if exercised would extend the contract until March 31, 2010. On June 30, 2008, we submitted our proposal to the Department of Defense for the third generation of TRICARE Managed Care Support contracts (referred to as “T3”) and, following discussions with the government regarding our proposal, we submitted our final proposal on January 2, 2009. The T3 contract is scheduled to be awarded on or before June 1, 2009, with implementation of the new contracts scheduled to begin on April 1, 2010. Given the effective date of the new contracts, we currently believe that the Department of Defense will extend our current TRICARE North contract for one year. There are competitive proposals from other companies for the T3 contract. If the contract is not extended, and we are not awarded a new TRICARE contract, or if the terms and conditions of a new contract were significantly changed, it could have a material adverse effect on our business, results of operation and financial condition.

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

Recently, the issue of affordable health insurance and the challenge of insuring the uninsured have generated much public attention. In states where we conduct business, governors and state legislatures are considering various proposals to cover the uninsured. In addition, the new President and his administration, as well as members of Congress, have indicated that they intend to enact federal health reform measures in the near future. Proposals under consideration at both the state and federal levels include, but are not limited to, restructuring the health insurance market to mandate coverage, guaranteeing insurance in the individual market, merging individual and small group markets, placing a cap on loss ratios or premiums or otherwise taking steps to expand access to health insurance in a manner that does not allow for management of risk, and taking steps to limit insurance company profitability.

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

Our business operations are concentrated in the Northeast (in the states of Connecticut, New York and New Jersey) and in the states of California, Arizona and Oregon. Our California operations represented approximately 60% of our total revenue in 2008. In late 2008, we announced that, among other strategic alternatives, we are considering a divestiture of our Northeast and Arizona businesses. If we divest our Northeast and Arizona businesses, the geographic concentration of our remaining business operations will increase. Due to this concentration in a small number of states, and, in particular, California, we are exposed to the risk of a deterioration in our financial results arising from a significant economic downturn in one or more of these states. The state of California is experiencing a significant budget shortfall, which may lead to cuts in spending for services and the significant deterioration of economic conditions in California. If economic conditions in any of these states significantly worsen, we may experience a reduction in existing and new business, which may have a material adverse effect on our business, financial condition and results of operations. In addition, if any one of our health plans experiences significant losses, our consolidated results of operations may be materially and adversely affected. Losses of accounts or deterioration in margins in any one of the states in which we operate could have an adverse effect on our financial condition or results of operations.

Federal and state audits, review and investigations of us and our subsidiaries could have a material adverse effect on our operations.

We have been and, in some cases, currently are, involved in various federal and state governmental audits, reviews and investigations. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments and others pertaining to financial performance, market conduct and regulatory compliance issues. Such audits, reviews and investigations could result in the loss of licensure or the right to participate in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services. We have entered into consent agreements relating to, and in some instances have agreed to pay fines in connection with, several recent audits and investigations.

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

Beginning in November, 2008, CMS performed routine audits of certain of our Medicare Advantage, PFFS and PDP products, and found deficiencies in many of the business areas included in the review. On February 2, 2009, we received the audit report and corrective action request from CMS, and we have 45 days to submit our corrective action plan to CMS for review and approval. If CMS is not satisfied with our corrective action plan, or if it believes that the deficiencies are substantial and/or repeat deficiencies, it could levy enforcement actions, including financial penalties and/or the suspension of marketing and enrollment into our Medicare products. If CMS were to impose substantial financial penalties and/or suspend the marketing of and enrollment into our Medicare products for a significant period of time in the future, it could have a material adverse effect on our Medicare business.

On February 13, 2008, the New York Attorney General (NYAG) announced that his office was conducting an industry-wide investigation into the manner in which health insurers calculate “usual, customary and reasonable” charges for purposes of reimbursing members for out-of-network medical services. The NYAG’s office issued subpoenas to 16 health insurance companies, including us, in connection with this investigation. See “Item 3. Legal Proceedings” for additional detail regarding the NYAG’s investigation. On January 13, 2009, the NYAG announced that, as a result of his investigation, his office had entered into a settlement agreement with United HealthGroup, Inc., which owns and operates the Ingenix database used by most health plans, including us, to price out-of-network claims. At the time of the announcement of the settlement with United, the NYAG indicated his intent to continue his investigation with respect to other health insurers. In the meantime, the Connecticut Attorney General has also been investigating health plans’ reimbursement of out-of-network services. On March 28, 2008, we received a request for voluntary production from the Connecticut Attorney General that seeks information similar to that subpoenaed by the NYAG. We are in the process of responding to the request and are cooperating with the Connecticut Attorney General as appropriate in his investigation. There can be no assurance that other state attorneys’ general will not take actions similar to those taken by the NYAG and the Connecticut Attorney General.

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

In October, 2007, the DMHC initiated a survey of Health Net of California’s activities regarding the rescission of policies for the period January 1, 2004 through June 30, 2006. Following completion of the survey, on May 15, 2008, Health Net of California entered into a settlement agreement with the DMHC. See “Item 3. Legal Proceedings—Litigation Relating to Rescission of Policies” for information regarding the details of the settlement agreement. Failure to substantially implement the actions set forth in the corrective action plan will subject Health Net of California to a potential additional penalty of up to $3 million.

In April, 2008, the DOI commenced an audit of Health Net Life Insurance Company’s rescission practices and related claims settlement practices for the period January 1, 2004 through February 29, 2008. On September 12, 2008, Health Net Life entered into a settlement agreement with the DOI which resolves all DOI matters regarding Health Net Life’s rescission practices from January 2004 to date. See “Item 3. Legal Proceedings—Litigation Relating to Rescission of Policies” for information regarding the details of the settlement agreement. Failure to substantially comply with the settlement agreement subjects Health Net Life to a potential additional monetary penalty of up to $3.6 million.

We are also party to arbitrations and litigation, including a putative class action, in which rescinded members allege that we unlawfully rescinded their coverage. The lawsuits generally seek reimbursement for the cost of medical services that were not paid as a result of the rescission, and also seek to recover for emotional distress, attorneys’ fees and punitive damages. One of these arbitrations was decided in 2008 and resulted in an award paid to the claimant of approximately $9.4 million. Recent court of appeal decisions in California adverse to health plans and insurers have increased the risks associated with rescissions of policies based on applications containing material misrepresentations of medical history, and may make it more difficult to rescind policies in the future. On February 20, 2008, the Los Angeles City Attorney filed a complaint against us relating to our underwriting practices and rescission of certain individual policies. The complaint sought equitable relief and civil penalties for, among other things, alleged false advertising, violations of unfair competition laws and violations of the California Penal Code. On February 10, 2009, Health Net entered into settlement agreements resolving both the putative class action and the action filed by the Los Angeles City Attorney. See “Item 3. Legal Proceedings—Litigation Relating to Rescission of Policies” for additional information regarding these settlement agreements. Other government agencies, including the Attorney General of California, have indicated that they are investigating, or may be interested in investigating, rescissions and related activities.

We cannot predict the outcome of the anticipated regulatory proposals described above, nor the extent to which we may be affected by the enactment of those or other regulatory or legislative activities relating to rescissions. Such legislation or regulation, including measures that would cause us to change our current manner of operation or increase our exposure to liability, could have a material adverse effect on our results of operations, financial condition and ability to compete in our industry. Similarly, given the complexity and scope of rescission lawsuits, their final outcome cannot be predicted with any certainty. It is possible that in a particular quarter or annual period our results of operations could be adversely affected by an ultimate unfavorable resolution of these cases.

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

We cannot predict the outcome of any lawsuit with certainty, and we are incurring material expenses in the defense of litigation matters, including without limitation, substantial discovery costs. While we currently have insurance policies that may provide coverage for some of the potential liabilities relating to litigation matters, there can be no assurance that coverage will be available for any particular case or liability. Insurers could dispute coverage or the amount of insurance could not be sufficient to cover the damages awarded or settlement amounts. In addition, certain liabilities such as punitive damages, may not be covered by insurance. Insurance coverage for all or certain types of liability may become unavailable or prohibitively expensive in the future or the deductible on any such insurance coverage could be set at a level that would result in us effectively self-insuring cases against us. The deductible on our errors and omissions (“E&O”) insurance has reached such a level. Given the amount of the deductible, the only cases which would be covered by our E&O insurance are those involving claims that substantially exceed our average claim values and otherwise qualify for coverage under the terms of the insurance policy.

We regularly evaluate litigation matters pending against us, including those described in Note 13 to our consolidated financial statements, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, such as with the McCoy case, could result in an earnings charge in any particular quarter in which we enter into a settlement agreement. Although we have recorded litigation reserves which represent our best estimate on probable losses, both known and incurred but not reported, our recorded reserves might prove to be inadequate to cover an adverse result or settlement for extraordinary matters, such as the matters described in Note 13.

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

Some providers that render services to our members and insureds that have coverage for out-of-network services are not contracted with our plans and insurance companies. In those cases, there is no pre-established understanding between the provider and the plan about the amount of compensation that is due to the provider; rather, the plan’s obligation is to reimburse the member based upon the terms of the member’s plan. In some states and product lines, the amount of reimbursement is defined by law or regulation, but in most instances it is established by a standard set forth in the plan that is not clearly translated into dollar terms, such as “usual, customary and reasonable.” In such instances providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with the plan or balance bill our member. Regulatory authorities in various states may also challenge the manner in which we reimburse members for services performed by non-contracted providers. For example, as described in more detail in “Item 3. Legal Proceedings—Proceedings Relating to Claims Payment Practices,” the NYAG announced in February 2008 that his office is in the process of conducting such an investigation, and settlements entered into by other health plans with the NYAG in the wake of this investigation have involved certain payments by those plans. As a result of litigation or regulatory activity, we may have to pay providers additional amounts or reimburse members for their out-of-pocket payments. The uncertainty about our financial obligations for such services and the possibility of subsequent adjustment of our original payments could have a material adverse effect on our financial position or results of operations.

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

If the current unfavorable economic conditions continue or further deteriorate, it could adversely affect our revenues and results of operations.

Recent market and economic conditions in the United States have been challenging and unprecedented. Continued concerns about the systemic impact of inflation, energy costs, rising unemployment rates, geopolitical issues, the availability and cost of credit and other capital, the U.S. mortgage market, consumer spending and a declining real estate market have contributed to increased market volatility and diminished expectations for the U.S. economy and this is expected to continue going forward. These extreme events could adversely affect our revenues and results of operations.

These market conditions expose us to a number of risks, including risks associated with the potential financial instability of our customers. If our customer base experiences cash flow problems or other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, or may make changes in the mix of products purchased from us. If our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, or may reduce their workforce, resulting in a decline in membership in our products. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. The adverse economic conditions could also cause employers to stop offering certain health care coverage as an employee benefit or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable economic conditions may adversely affect our business, including our revenues, profitability and cash flow.

Higher unemployment rates and significant employment layoffs and downsizings may also impact the number of enrollees in managed care programs and the profitability of our operations. If economic conditions significantly deteriorate and unemployment rates continue to rise, we may experience a reduction in existing and new business, which may have a material adverse effect on our business, financial condition and results of operations.

An extended economic downturn could adversely affect state and federal budgets, resulting in reduced reimbursements or payments in our federal and state government health care coverage programs, including Medicare, Medicaid and CHIP. A reduction in state Medicaid reimbursement rates could be implemented retrospectively to payments already negotiated and/or received from the government and could adversely affect our revenues and financial results. In addition, state and federal budgetary pressures could cause new or a higher levels of assessments or taxes for our commercial programs, such as surcharges on select fee-for-service and capitated medical claims or premium taxes on health maintenance organizations, and could adversely affect our results of operations.

Our forecasts and other forward-looking statements are based on a variety of assumptions that are subject to significant uncertainties. Our performance may not be consistent with these forecasts and forward-looking statements.

From time to time in press releases and otherwise, we publish forecasts or other forward-looking statements regarding our future results, including estimated revenues, net earnings and other operating and financial metrics. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, any number of them may prove to be incorrect. For example, in 2008, we lowered our full-year 2008 earnings per share guidance in the first, second and third quarter, which had a significant negative impact on our full year results.

The achievement of any forecast depends on numerous risks and other factors, including those described in this Annual Report, many of which are beyond our control. In addition, the volatility in the financial markets and challenging economic conditions may make it particularly difficult to forecast our future performance. As a result, we cannot assure that our performance will meet any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire mix of publicly available historical and forward-looking information, as well as other available information affecting us, our services, and our industry when evaluating our forecasts and other forward-looking statements relating to our operations and financial performance.

We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect our operations.

Our indebtedness includes $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 and $175 million in borrowings under a financing facility which will amortize over a period ending December 2012. For a description of our Senior Notes and our financing facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure.” In addition, to provide liquidity, we have a $900 million five-year revolving credit facility that expires in June 2012. As of December 31, 2008, $150 million was outstanding under our revolving credit facility. We may incur additional debt in the future. Our existing indebtedness, and any additional debt we incur in the future through drawings on our revolving credit facility or otherwise could have an adverse effect on our business and future operations. For example, it could:

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

We continually evaluate options to refinance our outstanding indebtedness. Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. Recently, credit markets have experienced unusual uncertainty, and liquidity and access to capital markets have tightened. See “—Adverse conditions in the credit markets may materially affect our ability to obtain credit.” Consequently, in the event we need to access the credit markets to refinance our debt, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements.

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

The current economic environment and volatility in the financial markets could have an adverse impact on the value of our investment portfolio and our goodwill which could, in turn, have a negative effect on our results of operations and stockholders’ equity.

Our investment portfolio is comprised primarily of available-for-sale investment securities such as interest-yielding debt securities of varying maturities. As of December 31, 2008, our available-for-sale investment securities were $1.5 billion. The value of fixed-income securities is highly sensitive to fluctuations in short-and long-term interest rates, with the value decreasing as such rates increase and increasing as such rates decrease. These securities may also be negatively impacted by illiquidity in the market. We closely monitor the fair values of our investment securities and regularly evaluate them for any other-than-temporary impairments. We have the intent and ability to hold our investments for a sufficient period of time to allow for recovery of the principal amount invested.

The current economic environment and recent volatility of the U.S. and global capital markets have negatively impacted the liquidity of investments, such as our debt securities, and a worsening of credit market disruptions or sustained market downturns could have additional negative effects on the liquidity and value of our investment assets. In addition, such volatility has increased the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets.

In the third quarter of 2008, we recognized a $14.6 million loss from other-than-temporary impairments in our available-for-sale investments and money market fund. Over time, the economic and capital market environment may further deteriorate or provide additional insight regarding the fair value of certain securities, which could change our judgment regarding the impairment of certain investments. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other-than-temporary impairments may result in realized losses in future periods, which could have an adverse effect on our results of operations, liquidity and financial condition. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding our investment portfolio.

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

The economic environment and crisis in the financial markets also resulted in significant fluctuations in our market capitalization during 2008. As a result of the decline in our market capitalization, we updated our annual goodwill impairment test as of December 31, 2008. No impairment was found but if our stock price does not stabilize or if our market capitalization continues to decline, we could be required to update our goodwill impairment test in future quarters. Depending on the results of any such impairment test, we could be required to take an impairment charge to reduce the carrying amount of our goodwill. If we were required to take such a charge, it would be non-cash and would not affect our liquidity, tangible equity or regulatory capital levels but could have a significant adverse effect on our results of operations.

Downgrades in our debt ratings, should they occur, may adversely affect our business, financial condition and results of operations.

Claims paying ability, financial strength, and debt ratings by nationally recognized rating agencies are increasingly important factors in establishing the competitive position of insurance companies and health benefits companies. Ratings information by nationally recognized rating agencies is broadly disseminated and generally used throughout the industry. We believe our claims paying ability and financial strength ratings are important factors in marketing our products to certain of our customers. In addition, our debt ratings impact both the cost and availability of future borrowings and accordingly, our cost of capital, and our amortizing financing facility contains covenants requiring that we maintain certain public debt ratings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure—Amortizing Financing Facility” for additional information on our amortizing financing facility. Each of the rating agencies reviews our ratings periodically and there can be no assurance that current ratings will be maintained in the future. Our ratings reflect each rating agency’s independent opinion of our financial strength, operating performance, ability to meet our debt obligations or obligations to policyholders and other factors. Downgrades in our ratings, should they occur, may adversely affect our business, financial condition and results of operations.

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

On June 25, 2007, we entered into a $900 million five-year revolving credit facility. On December 19, 2007, we entered into a $175 million financing facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure” for additional information regarding our revolving credit facility and our financing facility. Our revolving credit facility and our financing facility require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, pay dividends, make investments or other restricted payments, sell or otherwise dispose of assets and engage in other activities. Our revolving credit facility and our financing facility also require us to comply with certain financial covenants, including a maximum leverage ratio and a minimum fixed charge coverage ratio. Our financing facility has a covenant requiring us to maintain certain minimum public debt ratings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure Amortizing Financing Facility” for details regarding the threshold ratings we are required to maintain under the financing facility.

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

We are in a highly competitive industry. Many of our competitors may have certain characteristics, capabilities or resources, such as greater market share, superior provider and supplier arrangements and existing business relationships, that give them an advantage in competing with us. These competitors include HMOs, PPOs, self-funded employers, insurance companies, hospitals, health care facilities and other health care providers. In addition, other companies may enter our markets in the future.

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

In recent years, there has been significant merger and acquisition activity in our industry and in industries that act as our suppliers, such as the hospital, physician, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. In addition, our contracts with government agencies, such as our TRICARE North contract, are frequently up for re-bid and the loss of any significant government contract to a competitor could have an adverse effect on our financial condition and results of operations. To the extent that there is strong competition or that competition intensifies in any market, our ability to retain or increase customers, our revenue growth, our pricing flexibility, our control over medical cost trends and our marketing expenses may all be adversely affected.

Nearly every major managed care organization has launched, announced or is developing HSA-compatible high-deductible health plans. We have launched HSA programs in our Northeast, Arizona, California and Oregon health plans. Our HSA programs represented a very small percentage of our total revenue in 2008. Some of our large competitors, such as Aetna and Blue Cross Blue Shield plans, have made large investments in, and heavily marketed, their consumer-directed health plans and have gained more enrollment in many markets across the country. If their enrollment trend continues, it may widen the competitive gap between us over the next several years. If we fail to design, maintain and effectively market consumer-directed health care programs that are attractive to consumers and, as a result, are unable to achieve a competitive market share in the consumer-directed care category, it could have a material adverse effect on our business, financial condition or results of operations.

We have historically experienced significant turnover in senior management and recently reorganized our management structure. If we are unable to manage the succession of our key executives, it could adversely affect our business.

We have experienced a high turnover in our senior management team in recent years and in late 2008 reorganized our management structure. Although we have succession plans in place and have employment arrangements with our key executives, these do not guarantee that the services of these key executives will continue to be available to us. We would be adversely affected if we fail to adequately plan for future turnover of our senior management team.

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

Any difficulty or unexpected delay associated with the transition to or from information systems, any inability or failure to properly maintain management information systems, or any inability or failure to successfully update or expand processing capability or develop new capabilities to meet our business needs, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers, disputes with customers and providers, regulatory problems, significant increases in administrative expenses and/or other adverse consequences. In addition, we may, from time-to-time, obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to adverse effects if such third parties fail to perform adequately. See “—We are subject to risks associated with outsourcing services and functions to third parties.”

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

In 2008, we entered into an outsourcing agreement (the “IT Outsourcing Agreement”) with International Business Machines Corporation (“IBM”) and two separate outsourcing agreements (collectively, the “Applications and Claims Outsourcing Agreements”) with Cognizant Technology Solutions U.S. Corporation (“Cognizant”). Under the terms of the IT Outsourcing Agreement, IBM will, among other things, provide us with data center services, IT security management services, technical support services, administrative support services and, via an IBM partner, voice and data network services. Under the terms of the Applications and Claims Outsourcing Agreements, Cognizant will, among other things, provide application development, testing and monitoring services, application maintenance and support services, project management services, claims adjudication, adjustment, audit and process improvement services. We will retain responsibility for the payment of claims and the development of claims processing policies.

The IT Outsourcing Agreement and the Applications and Claims Outsourcing Agreements, as well as any of our other outsourcing arrangements, could increase our exposure to the risks outlined above. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors, as a result of regulatory restrictions on outsourcing or otherwise. This could result in substantial costs or other operational or financial problems that could adversely impact our results of operations.

Acquisitions, divestitures and other significant transactions may adversely affect our business.

We continue to evaluate the profitability realized or likely to be realized by our existing businesses and operations. From time to time we review, from a strategic standpoint, potential acquisitions and divestitures in light of our core businesses and growth strategies. The success of any such acquisition or divestiture depends, in part, upon our ability to identify suitable buyers or sellers, negotiate favorable contractual terms and, in many cases, obtain governmental approval. For acquisitions, success is also dependent upon efficiently integrating the acquired business into the Company’s existing operations. If we are unable to consummate, successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our financial results could be adversely affected. In addition, we may, from time to time, divest businesses that are less of a strategic fit for the company or do not produce an adequate return. In November 2008, we announced that, among other strategic alternatives, we are considering a divestiture of our Northeast and Arizona businesses. We may not be able to divest our Northeast and Arizona businesses or may not be able to do so on terms that are favorable to us. Failure to divest or execute another strategic alternative following such an announcement could adversely impact our ability to operate those businesses profitably. Should a divestiture of the Northeast and Arizona businesses occur, our profitability may be impacted by either gains or losses on the sales of those businesses or lost operating income or cash flows from those businesses. Further, in the event the structure of the transaction results in continuing obligations by the buyer to us or our customers, a buyer’s inability to fulfill these obligations could lead to future financial loss on our part. In addition, any divestiture could result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. These potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers.

We must comply with restrictions on patient privacy and information security, including taking steps to ensure compliance by our business associates with HIPAA.

In December 2000, the Department of Health and Human Services promulgated regulations under HIPAA related to the privacy and security of electronically transmitted protected health information (“PHI”). The regulations require health plans, clearinghouses and providers to: comply with various requirements and restrictions related to the use, storage, transmission and disclosure of PHI; adopt rigorous internal procedures to safeguard PHI; and enter into specific written agreements with business associates to whom PHI is disclosed. The regulations also establish significant criminal penalties and civil sanctions for non-compliance. In addition, the regulations could expose us to additional liability for, among other things, violations of the regulations by our business associates, including the third party vendors involved in our outsourcing projects. Although our contracts with business associates provide for appropriate protections of PHI, we may have limited control over the actions and practices of our business associates. Compliance with HIPAA and other state and federal privacy and security regulations may result in cost increases due to necessary systems changes, the development of new administrative processes and the effects of potential noncompliance by our business associates.

Negative publicity regarding the managed health care industry could adversely affect our ability to market and sell our products and services.

Managed health care companies have received and continue to receive negative publicity reflecting the public perception of the industry. For example, the Company and the managed health care industry have been subject to negative publicity surrounding practices in connection with the rescission of individual health insurance policies. In addition, health care and related health care reform proposals have been and are expected to continue to be the subject of intense media attention, especially since the new presidential administration has announced that federal health reform is one of its top priorities. Such political discourse can often generate publicity that portrays managed care in a negative light. Our marketing efforts may be affected by the amount of negative publicity to which the industry has been subject, as well as by speculation and uncertainty relating to merger and acquisition activity among companies in our industry, including speculation about a possible divestiture of our Northeast and Arizona businesses. Speculation, uncertainty or negative publicity about us, our industry or our lines of business could adversely affect our ability to market and sell our products or services, require changes to our products or services, or stimulate additional legislation, regulation, review of industry practices or litigation that could adversely affect us.

If we are unable to manage our general and administrative expenses, our business, financial condition or results of operations could be harmed.

The level of our administrative expenses can affect our profitability, and administrative expense increases are difficult to predict. While we attempt to effectively manage such expenses, including through the development of online functionalities and other projects designed to create administrative efficiencies, increases in staff-related and other administrative expenses may occur from time to time due to business or product start-ups or expansions, growth, membership declines or changes in business, difficulties or delays in projects designed to create administrative efficiencies, acquisitions, reliance on outsourced services, regulatory requirements, including compliance with HIPAA regulations, or other reasons. For example, in 2007, our administrative expenses increased as we continued to support expected commercial growth. In addition, in November 2007, we announced a reorganization plan to enhance efficiency and achieve general and administrative cost savings. The reorganization is ongoing and is intended to enable us to streamline our operations, including consolidating technology platforms, combining duplicative administrative and operational functions and outsourcing certain operations where appropriate. We are targeting annual savings of $100 million in general and administrative expenses by 2010 in connection with the reorganization. However, there can be no assurance that the reorganization will produce the anticipated savings or that the reorganization will not significantly disrupt operations thereby negatively impacting our financial performance. In addition, there can be no assurance that we will be able to successfully manage our administrative expenses, which could have an adverse effect on our business, financial condition or results of operations.

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

There have been a number of investigations and enforcement actions against insurance brokers and insurers over the last several years regarding allegedly inappropriate or undisclosed payments made by insurers to brokers for the placement of insurance business. For example, CMS has increased its scrutiny of insurance brokers and insurers regarding allegedly improper sales and marketing practices in connection with the sale of Medicare products. While we are not aware of any unlawful practices by the Company or any of our agents or brokers in connection with the marketing and sales of our products and services, investigations by the New York Attorney General, New York Department of Insurance, CMS and other regulators, as well as regulatory changes initiated in several states in response to allegedly inappropriate broker conduct and broker payment practices, could result in changes in industry practices that could have an adverse effect on our ability to market our products.

The market price of our common stock is volatile.

The market price of our common stock is subject to volatility. In 2008, the Morgan Stanley Healthcare Payor Index (the “HMO Index”), an index comprised of 11 managed care organizations, including Health Net, recorded an approximate 54.8% decrease in its value, while the per-share value of our common stock decreased by 77.5%. There can be no assurance that the trading price of our common stock will vary in a manner consistent with the variation in the HMO Index or the Standard & Poor’s 400 Mid-Cap Index of which our common stock is also a component. The market prices of our common stock and the securities of certain other publicly-traded companies in our industry have shown significant volatility and sensitivity in response to many factors, including public communications regarding managed care, legislative or regulatory actions, health care reform litigation or threatened litigation, health care cost trends, pricing trends, competition, earnings, receivable collections or membership reports of particular industry participants, and market speculation about or actual acquisition activity. Additionally, adverse developments affecting any one of the companies in our sector could cause the price of our common stock to weaken, even if those adverse developments do not otherwise affect us. There can be no assurances regarding the level or stability of our share price at any time or the impact of these or any other factors on our stock price.

If we are required to publicly disclose information regarding our provider reimbursement rates and preferred drug list or other trade secret information for our programs, it could have a material adverse effect on our business.

In 2008, following a determination that the Connecticut Freedom of Information Act was applicable to managed care organizations participating in the Connecticut Medicaid Program, the State of Connecticut announced that it was considering making the state’s Freedom of Information Act applicable to other state programs, such as programs for the uninsured and the State employee health benefits program. If we are required to publicly disclose information regarding our provider reimbursement rates, preferred drug lists or other trade secret information, it could have a material adverse effect on our ability to contract with providers and compete effectively in the marketplace.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space for our principal executive offices in Woodland Hills, California. Our executive offices, comprising approximately 176,490 square feet, are occupied under two separate leases, one of which expired on December 31, 2008 (with respect to 51,175 square feet of space) and the other will expire on December 31, 2014 (with respect to 125,315 square feet of space). We have vacated the office space that was covered by the lease that expired on December 31, 2008. A significant portion of our California HMO operations are also housed in Woodland Hills, in a separate 333,954 square foot leased facility. The lease for this two-building facility expires December 31, 2011. Combined rent and rent-related obligations for our Woodland Hills facilities were approximately $16.2 million in 2008.

We also lease an aggregate of approximately 548,807 square feet of office space in Rancho Cordova, California for certain Health Plan Services and Government Contract operations. Our aggregate rent and rent-related obligations under these leases were approximately $11.1 million in 2008. These leases expire at various dates ranging from 2009 to 2013. We also lease a total of approximately 59,750 square feet of office space in San Rafael California for certain specialty services operations.

On March 29, 2007 we sold our 68-acre commercial campus in Shelton, Connecticut (the Shelton Property) to The Dacourt Group, Inc. (Dacourt), dba HN Property Owner, LLC, and leased it back from the Buyer under an operating lease agreement for an initial term of ten years with an option to extend for two additional terms of ten years each. We received net cash proceeds of $83.9 million and recorded a deferred gain of $60.9 million, which is amortized into income as contra-G&A expense over the lease term. Under the Shelton Property lease agreement and other lease agreements, we lease an aggregate of approximately 492,673 square feet of office space in Shelton, Connecticut for certain Health Plan Services for our Northeast Division. Our aggregate rent and rent-related obligations under these leases was approximately $9.0 million in 2008. These leases expire at various dates ranging from 2016 to 2017.

In addition to the office space referenced above, we lease approximately 76 sites in 24 states, totaling approximately 811,426 square feet of space. We also own a data center facility in Rancho Cordova, California comprising approximately 82,000 square feet of space.

We believe that our ownership and rental costs are consistent with those associated with similar space in the applicable local areas. Our properties are well maintained, adequately meet our needs and are being utilized for their intended purposes.

Item 3. Legal Proceedings.

Litigation Related to the Sale of Businesses

AmCareco Litigation

We are a defendant in two related litigation matters pending in Louisiana and Texas state courts, both of which relate to claims asserted by three separate state receivers overseeing the liquidation of three health plans in Louisiana, Texas and Oklahoma that were previously owned by our former subsidiary, Foundation Health Corporation (FHC), which merged into Health Net, Inc. in January 2001. In 1999, FHC sold its interest in these plans to AmCareco, Inc. (AmCareco). We retained a minority interest in the three plans after the sale. Thereafter, the three plans became known as AmCare of Louisiana (AmCare-LA), AmCare of Oklahoma (AmCare-OK) and AmCare of Texas (AmCare-TX). In 2002, three years after the sale of the plans to AmCareco, each of the AmCare plans was placed under state oversight and ultimately into receivership. The receivers for each of the AmCare plans filed suit against us contending that, among other things, we were responsible as a “controlling shareholder” of AmCareco following the sale of the plans for post-acquisition misconduct by AmCareco and others that caused the three health plans to fail and ultimately be placed into receivership.

On June 16, 2005, a consolidated trial of the claims asserted against us by the three receivers commenced in state court in Baton Rouge, Louisiana. The claims of the receiver for AmCare-TX were tried before a jury and the claims of the receivers for the AmCare-LA and AmCare-OK were tried before the judge in the same proceeding. On June 30, 2005, the jury considering the claims of the receiver for AmCare-TX returned a verdict against us in the amount of $117.4 million, consisting of $52.4 million in compensatory damages and $65 million in punitive damages. The Court later reduced the compensatory and punitive damages awards to $36.7 million and $45.5 million, respectively, and entered judgments against us in those amounts.

The proceedings regarding the claims of the receivers for AmCare-LA and AmCare-OK concluded on July 8, 2005. On November 4, 2005, the Court issued separate judgments on those claims that awarded $9.5 million in compensatory damages to AmCare-LA and $17 million in compensatory damages to AmCare-OK, respectively. The Court later denied requests by AmCare-LA and AmCare-OK for attorneys’ fees and punitive damages. We thereafter appealed both judgments, and the receivers for AmCare-LA and AmCare-OK each appealed the orders denying them attorneys’ fees and punitive damages.

On December 30, 2008, the Court of Appeal issued its judgment on each of the appeals. It reversed in their entirety the trial court’s judgments in favor of the AmCare-TX and AmCare-OK receivers, and entered judgment in our favor against those receivers, finding that the receivers’ claims failed as a matter of law. As a result, those receivers’ cross appeals were rendered moot. The Court of Appeal also reversed the trial court judgment in favor of the AmCare-LA receiver, with the exception of a single breach of contract claim, on which it entered judgment in favor of the AmCare-LA receiver in the amount of $2 million. On January 14, 2009, the three receivers filed a request for rehearing by the Court of Appeal. On February 13, 2009, the Court of Appeal denied the request for a rehearing. The receivers have 30 days from that date to file an application for a writ with the Louisiana Supreme Court.

In light of the original trial court judgments against us, on November 3, 2006, we filed a complaint in the U.S. District Court for the Middle District of Louisiana and simultaneously filed an identical suit in the 19th Judicial District Court in East Baton Rouge Parish seeking to nullify the three judgments that were rendered against us on the grounds of ill practice which resulted in the judgments entered. We have alleged that the judgments and other prejudicial rulings rendered in these cases were the result of impermissible ex parté contacts between the receivers, their counsel and the trial court during the course of the litigation. Preliminary motions and exceptions have been filed by the receivers for AmCare-TX, AmCare-OK and AmCare-LA seeking dismissal of our claim for nullification on various grounds. The federal judge dismissed Health Net’s federal complaint and Health Net appealed to the U.S. Fifth Circuit Court of Appeals. On July 8, 2008, the Fifth Circuit issued an opinion affirming the district court’s dismissal of the federal complaint, albeit on different legal grounds from those relied upon by the district court. The state court nullity action has been stayed pending the resolution of Health Net’s jurisdictional appeal in the federal action and has remained stayed during the pendency of the appeal of the underlying judgments.

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

Litigation Relating to Rescission of Policies

In recent years, there has been growing public attention, especially in California, to the practices of health plans and health insurers involving the rescission of members’ policies for misrepresenting their health status on applications for coverage. On October 23, 2007, the California Department of Managed Health Care (DMHC) and the California Department of Insurance (DOI) announced their intention to issue joint regulations limiting the rights of health plans and insurers to rescind coverage. The DMHC has issued draft proposed regulations but has not formally promulgated any regulations to date. The DOI has not issued any proposed regulations. In addition, effective January 1, 2008, newly enacted legislation in California requires health plans and insurers to pay health care providers who, under certain circumstances, have rendered services to members whose policies are subsequently rescinded. The issue of rescissions has also attracted increasing media attention, and both the DMHC and the DOI have been conducting surveys of the rescission practices of health plans, including ours. Other government agencies, including the Attorney General of California, are investigating, or have indicated that they may be interested in investigating, rescissions and related activities.

On October 16, 2007, the DMHC initiated a survey of Health Net of California’s activities regarding the rescission of policies for the period January 1, 2004 through June 30, 2006. Following completion of the survey, on May 15, 2008, Health Net of California entered into a settlement agreement with the DMHC. The settlement agreement requires Health Net of California to (1) pay a $300,000 administrative fine, (2) offer future coverage to all 85 HMO enrollees who had coverage rescinded from January 1, 2004 through May 15, 2008, (3) offer those enrollees an opportunity to participate in an expedited review process where the enrollee could seek to resolve claims for out-of-pocket medical expenses and other damages incurred as a result of the rescission, and (4) file a corrective action plan for various internal procedural changes by June 30, 2008. Health Net of California filed the corrective action plan by the due date and has commenced implementation of the corrective action plan. Failure to substantially implement the actions set forth in the corrective action plan will subject Health Net of California to a potential penalty of up to $3 million.

On April 7, 2008, the DOI commenced an audit of Health Net Life Insurance Company’s rescission practices and related claims settlement practices for the period January 1, 2004 through February 29, 2008. On September 12, 2008, Health Net Life entered into a settlement agreement with the DOI, which resolves all DOI matters regarding Health Net Life’s rescission practices from January 2004 to date. Under the settlement agreement, Health Net Life paid a $3.6 million penalty in and agreed to certain corrective actions, including offering future coverage to all 926 rescinded PPO insureds and offering an opportunity to participate in an expedited review process that allows former insureds to seek to resolve their claims for damages incurred as a result of their rescission. On October 7, 2008, Health Net Life filed a corrective action proposal for various procedure changes. Failure to substantially comply with the settlement agreement subjects Health Net Life to a potential additional monetary penalty of up to $3.6 million.

We are also party to arbitrations and litigation, including a putative class action lawsuit filed in April 2008 in Los Angeles Superior Court, in which rescinded members allege that we unlawfully rescinded their coverage. The lawsuits generally seek to recover the cost of medical services that were not paid for as a result of the rescission, and in some cases they also seek damages for emotional distress, attorney fees and punitive damages. On February 20, 2008, the Los Angeles City Attorney filed a complaint against Health Net in the Los Angeles Superior Court relating to our underwriting practices and rescission of certain individual policies. The complaint sought equitable relief and civil penalties for, among other things, alleged false advertising, violations of unfair competition laws and violations of the California Penal Code. On February 10, 2009, we entered into settlement agreements that resolved both the putative class action and the Los Angeles City Attorney’s lawsuit. Under the terms of the settlement agreements, we agreed to pay a total of $6.3 million to class members (individuals rescinded between February 20, 2004 and February 10, 2009), in accordance with an agreed upon distribution formula. The class action settlement agreement also provides that we will reimburse class members for certain out-of-pocket expenses related to covered medical services that occurred between the time of their original enrollment and the date of their rescission, and we will also hold them harmless for certain unpaid bills for such services. Under the agreement, our reimbursement and hold harmless obligations are capped at a total of $3 million in the aggregate. We will also pay attorney fees of approximately $2 million. Under the terms of the two agreements, we also agreed that we would not engage in any rescissions in California until January 31, 2010, unless legislation or regulations governing the process for rescissions is enacted, or we implement a third party independent review process that is not objected to by the DMHC or the DOI. The agreement with the City Attorney also provides that we will pay a $2 million civil penalty, as well as contribute $500,000 as cy pres payments to specified non-profit organizations that support childrens’ healthcare. We also agreed as part of the settlements to offer coverage to class members on a going forward basis without medical underwriting, similar to the offer we agreed to make as part of our settlements with the DMHC and DOI. On February 11, 2009, the court gave preliminary approval of the settlements and scheduled a final approval hearing for May 26, 2009. Class members will be given notice of the settlement, and an opportunity to opt out of the agreement, or to file objections to the settlement, which will be considered by the court at the final approval hearing. All of the settlement amounts have been fully accrued for as of December 31, 2008.

We cannot predict the outcome of the anticipated regulatory proposals described above, nor the extent to which we may be affected by the enactment of those or other regulatory or legislative activities relating to rescissions. Such legislation or regulation, including measures that would cause us to change our current manner of operation or increase our exposure to liability, could have a material adverse effect on our results of operations, financial condition and ability to compete in our industry. Similarly, given the complexity and scope of rescission lawsuits, their final outcome cannot be predicted with any certainty. It is possible that in a particular quarter or annual period our results of operations could be adversely affected by an ultimate unfavorable resolution of these cases.

Proceedings Relating to Claims Payment Practices

On March 13, 2008, we entered into a final settlement agreement with the plaintiffs in the McCoy, Wachtel and Scharfman lawsuits, which were nationwide class actions principally relating to our out-of-network claims payment practices. We are currently in the process of implementing the terms of the settlement agreement. We were also the subject of a regulatory investigation conducted by the New Jersey Department of Banking and Insurance (“DOBI”) related principally to the timeliness and accuracy of our claims payment practices for services rendered by out-of-network providers in New Jersey. On August 26, 2008, we entered into a consent order with DOBI and agreed to remediate certain claims and pay a $13 million fine. We completed the remediation of the claims as of August 1, 2008. In the third quarter of 2007, we recorded a $296.8 million charge relating to the settlement of the McCoy, Wachtel and Scharfman cases, including the $13 million fine arising from the consent order with DOBI.

On February 13, 2008, the New York Attorney General (NYAG) announced that his office was conducting an industry-wide investigation into the manner in which health insurers calculate “usual, customary and reasonable” charges for purposes of reimbursing members for out-of-network medical services. The NYAG’s office issued subpoenas to 16 health insurance companies, including us, in connection with this investigation. As described by the NYAG in a press conference on February 13, 2008, the threatened claims appear to be similar in part to those asserted by the plaintiffs in the McCoy, Wachtel and Scharfman cases described above. We are in the process of responding to the subpoena and are cooperating with the NYAG as appropriate in his investigation. On January 13, 2009, the NYAG announced that, as a result of his investigation, his office had entered into a settlement agreement with UnitedHealth Group, Inc., which owns and operates Ingenix, the company that supplied the database used by many health insurers, including us, to determine certain out-of-network reimbursements. Under the terms of the settlement, United will discontinue its ownership and operation of those databases, and will pay $50 million towards creation of a new database to be owned and operated by a non-profit organization in New York. Since the announcement of the agreement with United, the NYAG has reached agreements with some other health plans, under which they agreed to make payments towards the creation of the database and, in some instances, agree to utilize the database if certain conditions are satisfied. At the time of the announcement of the settlement, the NYAG indicated his intent to continue his investigation with respect to other health insurers. In the meantime, the Connecticut Attorney General has also been investigating health plans’ reimbursement of out-of-network services. On March 28, 2008, we received a request for voluntary production from the Connecticut Attorney General that sought information similar to that subpoenaed by the NYAG. We are in the process of responding to the request and are cooperating with the Connecticut Attorney General as appropriate in his investigation.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the security holders of the Company, either through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth the high and low sales prices of the Company’s common stock, par value $.001 per share, on The New York Stock Exchange, Inc. (“NYSE”) since January 2007.

	High	Low
Calendar Quarter—2007
First Quarter	$56.43	$45.76
Second Quarter	$59.25	$52.08
Third Quarter	$56.00	$46.74
Fourth Quarter	$54.66	$45.85

Calendar Quarter—2008
First Quarter	$52.96	$27.83
Second Quarter	$32.39	$24.01
Third Quarter	$28.93	$20.75
Fourth Quarter	$29.87	$7.38

On February 20, 2009, the last reported sales price per share of our common stock was $16.74 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Company’s equity compensation plans is contained in Part III of this Annual Report on Form 10-K under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Holders of Common Stock

As of February 20, 2009, there were 1,771 holders of record of our common stock.

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

Stock Repurchase Program

We have a $700 million stock repurchase program authorized by our Board of Directors. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from the employee stock options. We repurchased 6,851,595 shares of our common stock during the year ended December 31, 2008, for aggregate consideration of approximately $242.8 million.

We used net free cash available to fund the share repurchases. As of December 31, 2008, the remaining authorization under our stock repurchase program was $103.3 million and we had repurchased an aggregate of 36,623,347 shares of our common stock under our repurchase program at an average price of $34.40 for aggregate consideration of approximately $1,259.8 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options).

We may repurchase shares of our common stock under the stock repurchase program from time to time in open market transactions, privately negotiated transactions, through accelerated share repurchase programs, or by any combination of such methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions.

Our stock repurchase program does not have an expiration date. The stock purchase program may be suspended or discontinued at any time.

On November 4, 2008, we announced that our stock repurchase program is on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, will be undertaking a review of the Company’s strategic direction.

Under the Company’s various stock option and long term incentive plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and exercise price obligations arising from the vesting and/or exercise of stock options and other equity awards. These repurchases are not part of our stock repurchase program.

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations in 2008, as of December 31, 2008:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b) (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (c) (d)
January 1—January 31	—		—	—	—	$346,159,116
February 1—February 29 (e)	1,904,010		$46.78	$89,064,600	1,895,300	$257,491,899
March 1—March 31 (e)	1,306,123		41.51	54,214,053	1,303,800	$203,349,454
April 1—April 30	—		—	—	—	$203,349,454
May 1—May 31	—		—	—	—	$203,349,454
June 1—June 30 (e)	2,236		30.21	67,550	—	$203,349,454
July 1—July 31	—		—	—	—	$203,349,454
August 1—August 31	2,450,000		27.56	67,526,830	2,450,000	$135,822,624
September 1—September 30	1,202,495		27.00	32,473,146	1,202,495	$103,349,478
October 1—October 31	—		—	—	—	$103,349,478
November 1—November 30	—		—	—	—	$103,349,478
December 1—December 31 (e)	1,788		9.65	17,254	—	$103,349,478

	6,866,652	(e)	$35.44	$243,363,433	6,851,595

(a)	We did not repurchase any shares of our common stock during the twelve months ended December 31, 2008 outside our publicly announced stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.
(b)	Our stock repurchase program was announced in April 2002. We announced additional repurchase authorization in August 2003, October 2006 and October 2007.
(c)	A total of $700 million of our common stock may be repurchased under our stock repurchase program. Additional amounts may be added to the program based on exercise proceeds and tax benefits the Company receives from the exercise of employee stock options, but only upon further approval by the Board of Directors. The remaining authority under our repurchase program includes proceeds received from option exercises and tax benefits the Company received from exercise of employee stock options which have been approved for inclusion in the program by the Board.
(d)	Our stock repurchase program does not have an expiration date. During the twelve months ended December 31, 2008, we did not have any repurchase program that expired, and we did not terminate any repurchase program prior to its expiration date.
(e)	Includes 8,710, 2,323, 2,236, and 1,788 shares withheld by the Company to satisfy tax withholdings and exercise price obligations arising from the vesting and/or exercise of stock options and other equity awards in February, March, June, and December, 2008, respectively.

Performance Graph

The following graph compares the performance of the Company’s Common Stock with the performance of the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and our Industry Peer Group Index from December 31, 2003 (the last trading day of 2003) to December 31, 2004, 2005, 2006, 2007 and 2008. The graph assumes that $100 was invested on December 31, 2003 in each of the Common Stock, the S&P 500 Index, and the Industry Peer Group Index, and that all dividends were reinvested. The Industry Peer Group Index weights the constituent companies’ stock performance on the basis of market capitalization at the beginning of each annual period.

The Company’s Industry Peer Group Index includes the following companies: Aetna, Inc., Cigna Corporation, Coventry Health Care, Humana, Inc., UnitedHealth Group, Inc. and WellPoint, Inc. Sierra Health Services was removed from the Company’s Industry Peer Group Index due to UnitedHealth Group’s acquisition of Sierra in 2008.

Indexed Total Return (Stock Price Plus Reinvested Dividends)

Name	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Health Net	$100.00	$88.29	$157.65	$148.81	$147.71	$33.30
Standard & Poor’s 500 Index	$100.00	$110.87	$116.31	$134.67	$142.06	$89.51
Industry Peer Group Index	$100.00	$152.90	$222.99	$207.45	$241.71	$111.52

All historical performance data reflects the performance of each Company’s own stocks only and does not include the historical performance data of acquired companies.

The preceding graph and related information are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or to be “filed” with the Securities and Exchange Commission (other than as provided in Item 201). Such information shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained therein, except to the extent that we specifically incorporate it by reference into such filing.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share and PMPM data)
REVENUES:
Health plan services premiums	$12,392,006	$11,435,314	$10,364,740	$9,506,865	$9,517,530
Government contracts	2,835,261	2,501,677	2,376,014	2,307,483	2,021,871
Net investment income	91,042	120,176	111,042	72,751	58,147
Administrative services fees and other income	48,280	51,104	56,554	53,434	48,845

Total revenues	$15,366,589	$14,108,271	$12,908,350	$11,940,533	$11,646,393

INCOME SUMMARY (1):
Income from continuing operations	$95,003	$193,697	$329,313	$229,785	$42,604

Net income	$95,003	$193,697	$329,313	$229,785	$42,604

NET INCOME PER SHARE—DILUTED (1):
Income from continuing operations	$0.88	$1.70	$2.78	$1.99	$0.38

Net income	$0.88	$1.70	$2.78	$1.99	$0.38

Weighted average shares outstanding:
Diluted	107,610	113,829	118,310	115,641	113,038

BALANCE SHEET DATA:
Cash and cash equivalents and investments available for sale	$2,172,859	$2,564,295	$2,120,844	$2,106,303	$1,782,102
Total assets	4,816,350	4,933,055	4,297,022	3,940,722	3,653,194
Loans payable—Current	27,335	35,000	200,000	—	—
Loans payable—Long term	253,992	112,363	300,000	—	—
Senior notes payable	398,276	398,071	—	387,954	397,760
Total stockholders’ equity (2)	1,752,126	1,875,582	1,778,965	1,589,075	1,272,880

OPERATING DATA:
Pretax margin	1.0%	2.5%	3.7%	3.2%	0.6%
Health plan services medical care ratio (MCR)	86.9%	85.4%	83.0%	84.3%	88.4%
Government contracts cost ratio	95.3%	92.2%	94.0%	95.8%	95.3%
G&A expense ratio	10.4%	11.1%	11.2%	10.0%	9.3%
Selling costs ratio	2.9%	2.9%	2.4%	2.3%	2.5%
Health plan services premiums per member per month (PMPM)	$277.79	$263.54	$243.70	$235.80	$216.34
Health plan services costs PMPM	$241.27	$225.00	$202.22	$198.75	$191.24
Net cash (used in) provided by operating activities	$(158,962)	$605,482	$277,937	$191,394	$(54,912)
Net cash (used in) investing activities	$(67,871)	$(230,195)	$(184,879)	$(244,046)	$(14,242)
Net cash (used in) provided by financing activities	$(111,983)	$(73,076)	$(130,737)	$73,035	$(69,615)

(1)	Includes a $175.1 million pretax charge in total of which $119.6 million was primarily related to severance and other expenses associated with the company’s operations strategy and included in G&A expenses, $37.5 million was included in health plan services expenses for estimated litigation liability and regulatory actions, $14.6 million investment impairment charge included in net investment income, and $3.4 million related to an impairment of the assets of a subsidiary included in other income for 2008; $306.8 million pretax litigation and regulatory-related charge for 2007; $107.2 million pretax debt refinancing and litigation charge for 2006; $83.3 million pretax litigation and severance charge for 2005; and $31.7 million pretax severance, asset impairment and other charge and $169 million pretax charge associated with provider settlements for 2004.
(2)	No cash dividends were declared in each of the years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.7 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network (MHN), provides behavioral health, substance abuse and employee assistance programs to approximately 6.9 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

How We Report Our Results

We currently operate within two reportable segments, Health Plan Services and Government Contracts, each of which is described below.

Our Health Plan Services reportable segment includes the operations of our commercial, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”) and Medicaid health plans, the operations of our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. We have approximately 3.7 million members, including Medicare Part D members and administrative services only (ASO) members in our Health Plan Services segment.

Our Government Contracts segment includes our government-sponsored managed care federal contract with the U.S. Department of Defense (the Department of Defense) under the TRICARE program in the North Region and other health care related government contracts. Under the TRICARE contract for the North Region, we provide health care services to approximately 3.0 million Military Health System (MHS) eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries), including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.2 million other MHS-eligible beneficiaries for whom we provide ASO. We also provide behavioral health services to military families under the Department of Defense Military Family Life Counseling contract.

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

Health plan services premiums include health maintenance organization (HMO), point of service (POS) and preferred provider organization (PPO) premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage (which premiums are based on a predetermined prepaid fee), Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts, including Medicare Part D, to provide care to enrolled Medicare recipients. Medicare revenue can also include amounts for risk factor adjustments and additional premiums that we charge in some places to members who purchase our Medicare risk plans (see Note 2 to our consolidated financial statements). The amount of premiums we earn in a given year is driven by the rates we charge and enrollment levels. Administrative services fees and other income primarily include revenue for administrative services such as claims processing, customer service, medical management, provider network access and other administrative services. Health plan services expense includes medical and related costs for health services provided to our members, including physician services, hospital and related professional services, outpatient care, and pharmacy benefit costs. These expenses are impacted by unit costs and utilization rates. Unit costs represent the health care cost per visit, and the utilization rates represent the volume of health care consumption by our members.

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

Recent Developments

During the fourth quarter of 2008, we announced that the Company’s board of directors directed our Chief Operating Officer to assume responsibility for all operational matters of the Company, and our President and Chief Executive Officer to focus his efforts on the Company’s strategy, with particular emphasis on how best to deploy the Company’s assets in the current competitive and economic environment. This process includes reviewing our health plans in Arizona, Connecticut, New Jersey and New York to determine their long-term strategic position in the Company as well as a possible divestiture among other strategic alternatives. We are continuing with this process and no definitive decisions have been made at this time.

During 2008, we have been actively engaged in the reprocurement process of the TRICARE North contract. In late December 2008, the government requested final proposal revisions from companies bidding on the TRICARE contracts. We submitted our response in early January 2009. We currently expect an award to occur during the first half of 2009.

2008 Financial Performance Summary

Health Net’s financial performance in 2008 is summarized as follows:

•

Net income for the year ended December 31, 2008 decreased to $95.0 million, or $0.88 per diluted share, from $193.7 million, or $1.70 per diluted share, for the same period in 2007, and was impacted by after tax expenses of $104.1 million, or $0.97 per diluted share, and after-tax charges of $222.4 million, or $1.96 per diluted share, related to our operations strategy, litigation and regulatory matters, and other-than-temporary impairment of investment securities (collectively referred to as Charges) for the year ended December 31, 2008 and 2007, respectively;

•	Total health plan enrollment was 3,720,000 as of December 31, 2008, a decrease of 34,000 members, or approximately 1.0%, compared to December 31, 2007;

•	Total revenues for the year ended December 31, 2008 increased by approximately 9% to $15.4 billion from the same period in 2007;

•

Health plan services segment pretax income was $14.4 million, including $175.1 million of Charges, for the year ended December 31, 2008 and was $164.8 million, including $306.8 million of Charges, for the same period in 2007;

•	Government contracts segment pretax income was $132.7 million and $194.1 million for the years ended December 31, 2008 and 2007, respectively; and

•	Net cash used in operating activities totaled $159.0 million for the year ended December 31, 2008 compared to net cash provided by operating activities of $605.5 million for the same period in 2007.

RESULTS OF OPERATIONS

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations for the last three fiscal years:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share and PMPM data)
Revenues
Health plan services premiums	$12,392,006	$11,435,314	$10,364,740
Government contracts	2,835,261	2,501,677	2,376,014
Net investment income	91,042	120,176	111,042
Administrative services fees and other income	48,280	51,104	56,554

Total revenues	15,366,589	14,108,271	12,908,350

Expenses
Health plan services (excluding depreciation and amortization)	10,762,657	9,762,896	8,600,443
Government contracts	2,702,573	2,307,610	2,234,535
General and administrative	1,291,059	1,275,555	1,165,313
Selling	360,381	327,827	245,304
Depreciation and amortization	59,878	42,982	25,591
Interest	42,909	32,497	51,179
Debt refinancing charge	—	—	70,095
Litigation, severance and related benefit costs	—	—	37,093

Total expenses	15,219,457	13,749,367	12,429,553

Income from operations before income taxes	147,132	358,904	478,797
Income tax provision	52,129	165,207	149,484

Net income	$95,003	$193,697	$329,313

Net income per share:
Basic	$0.89	$1.74	$2.86
Diluted	$0.88	$1.70	$2.78
Pretax margin	1.0%	2.5%	3.7%
Health plan services medical care ratio (MCR) (a)	86.9%	85.4%	83.0%
Government contracts cost ratio (b)	95.3%	92.2%	94.0%
G&A expense ratio (c)	10.4%	11.1%	11.2%
Selling costs ratio (d)	2.9%	2.9%	2.4%
Health plan services premiums per member per month (PMPM) (e)	$277.79	$263.54	$243.70
Health plan services costs PMPM (e)	$241.27	$225.00	$202.22

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(b)	Government contracts cost ratio is calculated as government contracts cost divided by government contracts revenue.
(c)	The G&A expense ratio is computed as G&A expenses divided by the sum of health plan services premium revenues and administrative services fees and other income.
(d)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(e)	PMPM is calculated based on total at-risk member months and excludes ASO member months.

Summary of Operating Results

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Net income for 2008 decreased to $95.0 million from $193.7 million in 2007. Earnings per share fell to $0.89 per basic share and $0.88 per diluted share for 2008 compared with $1.74 per basic share and $1.70 per diluted share for 2007. Pretax margin was 1.0% for 2008 compared to 2.5% for 2007. Included in the 2008 operating results are $175.1 million in Charges including the following:

•

$119.6 million recorded as part of G&A expenses primarily for severance and other costs associated with Health Net’s operations strategy which is aimed at achieving substantial reductions in G&A by 2010. This amount also includes attorney’s fees and regulatory fines associated with our rescission practices and in connection with the settlement agreement for the McCoy, Wachtel and Scharfman lawsuits. See “Item 3. Legal Proceedings” for additional information regarding these matters;

•

$37.5 million recorded as part of health plan services expenses for estimated litigation and regulatory actions related to the Company’s rescission practices in Arizona and California and claim-related matters in connection with the settlement agreement for the McCoy, Wachtel and Scharfman lawsuits;

•	$14.6 million loss recorded as part of net investment income from other-than-temporary impairments in our available-for-sale investments and money market funds; and

•	$3.4 million recorded as part of administrative services fees and other income for an impairment of assets of a small, non-core subsidiary.

Total health plan enrollment, including Medicare Part D, decreased to 3,720,000 members at December 31, 2008 from 3,754,000 members at December 31, 2007, primarily due to a decline of 225,000 commercial and ASO members and 34,000 Medicaid members, partially offset by an increase of 166,000 Medicare Part D members and 59,000 Medicare Advantage members. Our TRICARE membership increased to approximately 3.0 million beneficiaries at December 31, 2008 from 2.9 million beneficiaries at December 31, 2007.

Health Net’s total revenues increased 9% in 2008 to $15.4 billion from $14.1 billion in 2007. Health plan services premium revenues increased 8% to $12.4 billion in 2008 compared to $11.4 billion in 2007. Our total premium revenue yield on a PMPM basis was 5% in 2008 compared to 8% in 2007. The health plan services medical care ratio (MCR) was 86.9% in 2008 compared to 85.4% in 2007. The MCR for 2008 and 2007 included 40 and 180 basis points, respectively, impact from the Charges.

Our Government contracts revenues increased 13% in 2008 to $2.8 billion from $2.5 billion in 2007. The Government contracts cost ratio increased to 95.3% in 2008 compared to 92.2% in 2007.

Our G&A expense ratio improved by 70 basis points to 10.4% in 2008 compared to 11.1% in 2007. The G&A expense ratio for 2008 and 2007 included the impact of 100 basis points and 90 basis points, respectively, of G&A expenses related to the operations strategy and litigation and regulatory-related charges. Our selling costs ratio remained stable at 2.9% in 2008 and in 2007.

Net cash used in operating activities totaled $159.0 million for the year ended December 31, 2008 compared to net cash provided by operating activities of $605.5 million for the same period in 2007. This decrease in cash was driven by payments made in 2008 related to operations strategy and regulatory related matters and an increase in our CMS receivables relating to catastrophic and low-income subsidies.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Net income for 2007 decreased to $193.7 million from $329.3 million in 2006. Earnings per share fell to $1.74 per basic share and $1.70 per diluted share for 2007 compared with $2.86 per basic share and $2.78 per diluted share for 2006. Pretax margin was 2.5% for 2007 compared to 3.7% for 2006. The primary drivers of these declines were charges incurred related to litigation and regulatory matters and debt refinancing activities.

In 2007, we recorded a $306.8 million pre-tax, or $222.4 million after-tax, charge incurred as a result of us reaching an agreement in principle to settle the McCoy, Wachtel and Scharfman class action lawsuits; the proposed resolution of regulatory issues with the New Jersey Department of Banking and Insurance; arbitration settlement; and other immaterial litigation matters. See “Item 3. Legal Proceedings” for additional information regarding these matters. The charge amount was comprised of the following:

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

Results in 2006 reflect the impact of a $37.1 million litigation charge related to estimated legal defense costs for the McCoy, Wachtel and Scharfman litigation and $70.1 million of expenses related to the refinancing of our senior notes. See “Item 3. Legal Proceedings” for additional information on these litigation matters. See “Liquidity and Capital Resources—Capital Structure” for additional information on the refinancing of our senior notes.

Total health plan enrollment, including Medicare Part D, increased to 3,754,000 members at December 31, 2007 from 3,699,000 members at December 31, 2006, primarily due to a 73,000-member increase in our commercial small group/individual membership and a 116,000-member increase in our Medicare membership, partially offset by 140,000-member decrease in our commercial large group and ASO membership. Our strategy of targeting the small group and individual market resulted in changing the mix of our membership: approximately 35% of our commercial risk enrollment was in the small group and individual market at the end of 2007, up from 31% at the end of 2006. We continued to expand our Medicare membership, which increased by 116,000 members in 2007. On January 1, 2007, we began offering Medicare Advantage Private-Fee-For Service plans, and we began marketing our Medicare Part D plans in all 50 states and the District of Columbia. We also increased the number of Part D plan choices that we offer seniors from two in 2006 to three in 2007, one of which provides beneficiaries with coverage of generic drug expenses through the coverage gap, or “donut hole.” Our TRICARE membership was stable at 2.9 million beneficiaries, and we expanded our relationship with the Department of Defense by providing behavioral health counseling services starting in 2006. In addition, our behavioral health care business unit was awarded a five-year contract in 2007 to develop, administer and monitor the non-medical counseling program for military service members known as Military Family and Life Consultant Program (MFLC). The total contract is valued at approximately $250 million.

Health Net’s total revenues increased 9% in 2007 to $14.1 billion from $12.9 billion in 2006. Health plan services premium revenues increased 10% to $11.4 billion in 2007 compared to $10.4 billion in 2006. Our commercial revenue yield was 9.2% in 2007 compared to 7.6% in 2006. The health plan services MCR was 85.4% in 2007 compared to 83.0% in 2006. The MCR for 2007 included the impact of the $201.5 million, or 180 basis points, of health plan services expenses related to the litigation and regulatory-related charge noted above.

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

Consolidated Segment Results

The following table summarizes the operating results of our reportable segments for the last three fiscal years:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Pretax income:
Health plan services segment	$14.4	$164.8	$444.5
Government contracts segment	132.7	194.1	141.5

Total segment pretax income	$147.1	$358.9	$586.0
Debt refinancing charge	—	—	(70.1)
Litigation, severance and related benefit costs	—	—	(37.1)

Income from operations before income taxes as reported	$147.1	$358.9	$478.8

Health Plan Services Segment Membership

The following table below summarizes our health plan membership information by program and by state:

	Commercial			ASO			Medicare			Medicaid			Health Plan Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(Membership in thousands)
Arizona	123	137	125	—	—	—	67	51	35	—	—	—	190	188	160
California	1,352	1,468	1,483	5	6	6	133	112	104	765	712	710	2,255	2,298	2,303
Connecticut	139	161	183	25	32	67	57	45	34	—	90	84	221	328	368
New Jersey	73	90	103	3	17	19	—	—	—	47	44	46	123	151	168
New York	204	234	224	11	13	17	6	3	6	—	—	—	221	250	247
Oregon	133	135	133	—	—	—	22	21	20	—	—	—	155	156	153
Other States	—	—	—	—	—	—	10	4	—	—	—	—	10	4	—

	2,024	2,225	2,251	44	68	109	295	236	199	812	846	840	3,175	3,375	3,399
Medicare Part D	—	—	—	—	—	—	545	379	300	—	—	—	545	379	300

Total	2,024	2,225	2,251	44	68	109	840	615	499	812	846	840	3,720	3,754	3,699

December 31, 2008 Compared to December 31, 2007

Our total health plan membership decreased by 34,000 members, or 1%, to 3.7 million members at December 31, 2008 when compared to December 31, 2007. The decrease was driven by a decline of 225,000 commercial and ASO members and 34,000 Medicaid members, partially offset by an increase of 166,000 Medicare Part D members, and 59,000 Medicare Advantage members.

Membership in our commercial health plans decreased by 201,000 members, or 9%, at December 31, 2008 compared to December 31, 2007. This decrease was primarily attributable to our California plan, which experienced declines of 63,000 small group/individual members and 53,000 large group members, and our Northeast plans, which experienced declines of 48,000 large group members and 21,000 small group/individual members. Our Arizona and Oregon plans experienced declines of 14,000 and 2,000 members, respectively. Our ASO enrollment declined by 24,000 members, or 35%, at December 31, 2008 compared to December 31, 2007, due to membership losses in our Northeast plans.

Membership in our Medicare Advantage program increased by 59,000 members at December 31, 2008 compared to December 31, 2007, due to membership growth primarily in California, Arizona and Connecticut. Medicare Part D membership increased by 166,000 members at December 31, 2008 compared to December 31, 2007.

In January 2008, we were directed by CMS to temporarily cease the sale of our stand-alone PDP products due to certain administrative deficiencies relating to our ability to timely process stand-alone PDP enrollment applications. On March 18, 2008, CMS lifted this suspension based on its acceptance of our Corrective Action Plan and our demonstrated correction of the deficiencies. This temporary suspension did not have a material adverse effect on our Medicare business.

We participate in state Medicaid programs in California and New Jersey. California membership, where the program is known as Medi-Cal, comprised 94% and 84% of our Medicaid membership at December 31, 2008 and 2007, respectively. Membership in our Medicaid programs decreased by 34,000 members at December 31, 2008 compared to December 31, 2007 primarily due to our withdrawal from the Connecticut Medicaid Program in April 2008, partially offset by a gain of 53,000 members in California due to higher enrollment in the Fresno and San Diego counties and in the Healthy Families program. We provided administrative services only to Connecticut Medicaid members during the first quarter of 2008 and completed our exit from the Connecticut Medicaid programs as of April 1, 2008.

December 31, 2007 Compared to December 31, 2006

Total health plan membership increased by 2% to 3.8 million members at December 31, 2007 from 3.7 million members at December 31, 2006. The increase was primarily driven by the addition of 79,000 stand-alone PDP members and 37,000 Medicare Advantage members, partially offset by a decrease of 67,000 commercial and ASO members.

Membership in our commercial health plans decreased by 67,000 members, or 3%, at December 31, 2007 compared to December 31, 2006. This decrease was primarily attributable to the mix shift from large group to small group/individual enrollment resulting in a net loss of 26,000 commercial risk members and a 41,000 ASO member loss. This mix shift was predominantly seen in our California plan, which experienced a decline of 73,000 large group members primarily from a loss of two large accounts, partially offset by a net gain of 58,000 small group and individual members. Our Northeast plans experienced a decline of 37,000 members in the large group market, which was partially offset by a net gain of 16,000 members in our New York small group market. As a result of our targeted mix shift, our small group and individual enrollment comprised approximately 35% of our commercial risk enrollment, excluding ASO, at December 31, 2007, up from 31% at December 31, 2006.

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

Health Plan Services Segment Results

The following table summarizes the operating results for the Health Plan Services segment for the last three fiscal years:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions, except PMPM data)
Health plan services segment:
Commercial premium revenue	$7,797.5	$7,468.0	$6,903.5
Medicare premium revenue	3,521.5	2,778.9	2,304.4
Medicaid premium revenue	1,073.0	1,188.4	1,156.8

Health plan services premium revenues	$12,392.0	$11,435.3	$10,364.7
Health plan services costs	(10,762.7)	(9,762.9)	(8,600.4)
Net investment income	91.0	120.2	111.0
Administrative services fees and other income	48.3	51.1	56.6
G&A	(1,291.0)	(1,275.6)	(1,165.3)
Selling	(360.4)	(327.8)	(245.3)
Depreciation and amortization	(59.9)	(43.0)	(25.6)
Interest	(42.9)	(32.5)	(51.2)

Pretax income	$14.4	$164.8	$444.5

MCR:	86.9%	85.4%	83.0%
Commercial	85.9%	85.7%	83.2%
Medicare	89.9%	85.4%	83.3%
Medicaid	83.7%	83.1%	80.9%
Health plan services premium PMPM	$277.79	$263.54	$243.70
Health plan services costs PMPM	$241.27	$225.00	$202.22
G&A expense ratio	10.4%	11.1%	11.2%
Selling costs ratio	2.9%	2.9%	2.4%

Health Plan Services Premiums

Total health plan services premiums increased by $956.7 million, or 8%, for the year ended December 31, 2008 as compared to the same period in 2007, and increased by $1,070.6 million, or 10%, for the year ended December 31, 2007 as compared to the same period in 2006. On a PMPM basis, premium yields increased by 5% for the year ended December 31, 2008 as compared to the same period in 2007, and increased by 8% for the year ended December 31, 2007 as compared to the same period in 2006.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Commercial premium revenues increased by $329.5 million, or 4%, for the year ended December 31, 2008 as compared to the same period in 2007. These increases were primarily attributable to our ongoing pricing discipline and premium rate increases, partially offset by membership declines.

Medicare premiums increased by $742.6 million, or 27%, for the year ended December 31, 2008 as compared to the same period in 2007. This increase was primarily due to an increase in members participating in the Medicare Advantage and Medicare Part D prescription drug program. In addition, we recognized $137.7 million in Medicare risk factor estimates for the 2008 payment year in our health plan services premium revenues in the year ended December 31, 2008. See “—Health Plan Services Costs” for detail regarding the increase in capitation expense related to the Medicare rate adjustment.

Medicaid premiums decreased by $115.4 million, or 10%, for the year ended December 31, 2008 as compared to the same period in 2007 primarily due to a decrease in Connecticut Medicaid membership. We served the Connecticut Medicaid members on an ASO basis through the end of the first quarter of 2008, and we completed our exit from the Connecticut Medicaid program in April 2008. We recognized $0 and $185 million of premium revenue from our Connecticut Medicaid program during the years ended December 31, 2008 and 2007, respectively. Partially offsetting the decrease in Medicaid premiums from the cessation of the Connecticut program was a $19 million increase from a change in estimate due to revised application of California Medi-Cal program premium rates for 2001 and 2002 plan years.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Commercial premium revenues increased by $564.5 million, or 8%, for the year ended December 31, 2007 as compared to the same period in 2006. The Guardian Transaction (see Note 3—Purchases, Acquisitions and Sales to our consolidated financial statements for information regarding the Guardian Transaction) added approximately $266 million of premium revenue in 2007. The commercial premium PMPM increased by an average of 9% in the year ended December 31, 2007 compared to the same period in 2006. These increases were primarily attributable to the impact of the Guardian Transaction and our ongoing pricing discipline.

Medicare premiums increased by $474.5 million, or 21%, for the year ended December 31, 2007 as compared to the same period in 2006. This increase was primarily due to an increase in members participating in the Medicare Advantage and Medicare Part D prescription drug program and Medicare risk factor adjustments totaling $95.1 million in the year ended December 31, 2007. See “—Health Plan Services Costs” for detail regarding the increase in capitation expense related to the Medicare rate adjustment. Of this amount, $80.3 million, $13.2 million and $1.6 million were for the 2007, 2006 and 2003 payment years, respectively. The premium yields were essentially flat in 2007 compared to 2006.

Medicaid premiums increased by $31.6 million, or 3%, for the year ended December 31, 2007 as compared to the same period in 2006 primarily due to an increase in Medicaid premium PMPM, which was 5% for the year ended December 31, 2007 over the same period in 2006. In the Connecticut Medicaid program, we came to an agreement with the State of Connecticut where we continued to serve approximately 90,000 members on an ASO basis through the first quarter of 2008. We completed our exit from the Connecticut Medicaid Program in April 2008. We recognized approximately $185 million of premium revenue from our Connecticut Medicaid program during 2007.

Health Plan Services Costs

Health plan services costs increased by $999.8 million, or 10%, for the year ended December 31, 2008 as compared to the same period in 2007, and increased by $1,162.5 million, or 14%, for the year ended December 31, 2007 as compared to the same period in 2006. Health plan MCR was 86.9% at December 31, 2008 compared to 85.4% at December 31, 2007 and 83.0% at December 31, 2006.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Commercial health care costs increased by $296.0 million, or 5%, for the year ended December 31, 2008 as compared to the same period in 2007. The increase in the commercial health care cost trend on a PMPM basis was 9% for the year ended December 31, 2008 over the same period in 2007. Commercial MCR increased to 85.9% for the year ended December 31, 2008 from 85.7% for the year ended December 31, 2007. Physician and hospital costs on a PMPM basis rose about 9% and 13% from higher paid claims costs, respectively, while the utilization was relatively flat with commercial bed days increasing by less than one-half of a percent in 2008 over 2007. Pharmacy costs rose approximately 12% due to higher utilization on a PMPM basis for the year ended December 31, 2008 over the same period in 2007. The litigation and regulatory-related charge recorded in 2008 impacted the commercial MCR by 50 basis points and commercial health care cost trend on a PMPM basis by 290 basis points. The litigation and regulatory-related charge recorded in 2007 impacted the commercial MCR by 270 basis points and commercial health care cost trend on a PMPM basis by 360 basis points.

Medicare health care costs increased by $793.1 million, or 33%, for the year ended December 31, 2008 as compared to the same period in 2007, and Medicare MCR, including Medicare Advantage and Part D, increased by 450 basis points for the same comparative periods. These increases were primarily driven by a 37% enrollment growth and were primarily comprised of higher inpatient and outpatient hospital and pharmacy costs and utilization. Medicare Advantage health care cost PMPM increased by 6% for the year ended December 31, 2008, as compared to the same period in 2007. Part D health care cost PMPM increased by 20 basis points for the year ended December 31, 2008, as compared to the same period in 2007. Also contributing to the Medicare health care cost increase is $32.9 million of capitation expense related to the Medicare risk factor estimates for the 2008 plan year. See “—Health Plan Services Premiums” for detail regarding the increase in premium revenue related to the Medicare rate adjustment.

Medicaid health care costs decreased by $89.3 million, or 9%, for the year ended December 31, 2008 as compared to the same period in 2007. The decrease in the Medicaid health care cost PMPM was 4% for the year ended December 31, 2008 over the same period in 2007. These decreases were primarily driven by lower outpatient hospital and pharmacy costs and utilization. Medicaid MCR increased by 60 basis points for the year ended December 31, 2008.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Commercial health care costs increased by $657.6 million, or 11%, for the year ended December 31, 2007 as compared to the same period in 2006. The increase in the commercial health care cost trend on a PMPM basis was 12.5% for the year ended December 31, 2007 over the same period in 2006. Commercial MCR increased to 85.7% for the year ended December 31, 2007 from 83.2% for the year ended December 31, 2006. These increases were primarily due to a $201.5 million charge recorded the third quarter of 2007 in health care costs for proposed remediation claim settlements related to litigation and regulatory-related matters. See “Item 3. Legal Proceedings” for additional information on these litigation matters. The charge recorded in 2007 impacted the commercial MCR by 270 basis points and commercial health care cost trend on a PMPM basis by 360 basis points. Physician and hospital costs rose about 9% and 10% from higher paid claims, respectively. Commercial bed days rose by less than 1% in 2007 over 2006. Pharmacy costs rose about 6% due to higher utilization on a PMPM basis for the year ended December 31, 2007 over the same period in 2006.

Medicare health care costs increased by $453.5 million, or 24%, for the year ended December 31, 2007 as compared to the same period in 2006. Medicare health care costs increased as a result of higher hospital costs and higher pharmacy costs mainly in Arizona and the Northeast and increased capitation expense from Medicare risk factor adjustments totaling $27.2 million, which was recognized in the year ended December 31, 2007. Of this amount, $22.5 million, $3.9 million and $0.8 million were for the 2007, 2006, and 2003 payment years, respectively. See “—Health Plan Services Premiums” for detail regarding the increase in premium revenue related to the Medicare rate adjustment. Medicare MCR, including Medicare Advantage and Part D, increased by 210 basis points for the year ended December 31, 2007.

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

Administrative Services Fees and Other Income

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Administrative services fees and other income decreased by $2.8 million, or 6%, for the year ended December 31, 2008 as compared to the same period in 2007. The decrease was primarily due to a decline in ASO fees primarily due to membership losses in our Northeast plans.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Administrative services fees and other income decreased by $5.5 million, or 10%, for the year ended December 31, 2007 as compared to the same period in 2006. The decrease was primarily due to loss of ASO membership in our Connecticut health plan.

Net Investment Income

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net investment income decreased by $29.1 million, or 24%, for the year ended December 31, 2008 as compared to the same period in 2007. This decrease was primarily due to lower short-term interest rates along with a slight decrease in cash balances and a $14.6 million recognized loss from other-than temporary impairments in our available-for-sale investments and money market funds. This decrease was partially offset by a $7 million increase in our interest rate swap value (see Note 2—Summary of Significant Accounting Policies to our consolidated financial statements).

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net investment income increased by $9.2 million, or 8%, for the year ended December 31, 2007 as compared to the same period in 2006. The increase was primarily from income on higher cash balances in 2007 than in 2006.

General, Administrative and Other Costs

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

G&A costs increased by $15.5 million, or 1%, for the year ended December 31, 2008 as compared to the same period in 2007. The increase in costs was primarily driven by operations strategy related charges and a $7.3 million increase in the allowance related to Medicare receivable. Our G&A expense ratio decreased to 10.4% for the year ended December 31, 2008, compared to 11.1% for the same period in 2007. The Charges recorded in 2008 and 2007 impacted the G&A expense ratio by 100 basis points and 90 basis points, respectively.

The selling costs ratio was 2.9% for the years ended December 31, 2008 and 2007. The selling costs ratio is a function of changes in our membership mix between large group and small and individual group members, and the growth of our Medicare Advantage business.

Amortization and depreciation expense increased by $16.9 million for the year ended December 31, 2008 as compared to the same period in 2007 primarily due to property and equipment purchased during the year, the addition of new assets placed in production related to various information technology system projects and the amortization of intangible assets from the Guardian Transaction. See Note 2—Summary of Significant Accounting Policies to the consolidated financial statements.

Interest expense increased by $10.4 million, or 32%, for the year ended December 31, 2008 as compared to the same period in 2007. The increase was primarily due to increased borrowings on our revolving credit facility and amortization of the discount on our amortizing financing facility completed in December 2007, partially offset by interest on our bridge loan paid off in March 2007 and term loan paid off in May 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

G&A costs increased by $110.2 million, or 9%, for the year ended December 31, 2007 as compared to the same period in 2006. The increase in costs was primarily driven by a $105.3 million charge for attorney’s fees and regulatory fines related to the litigation and regulatory-related matters and arbitration settlement. See “Item 3. Legal Proceedings” for additional information on these litigation matters. Our G&A expense ratio decreased to 11.1% for the year ended December 31, 2007 from 11.2% for the same period in 2006. The charge recorded in 2007 impacted the ratio by 90 basis points.

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

Government Contracts Segment Membership

	2008	2007	2006
	(Membership in thousands)
Membership under North Region TRICARE contract	3,004	2,895	2,930

Under our TRICARE contract for the North Region, we provided health care services to approximately 3.0 million eligible beneficiaries in MHS as of December 31, 2008. Included in the 3.0 million MHS-eligible beneficiaries as of December 31, 2008 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.2 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of December 31, 2008 and 2007, there were approximately 1.5 million and 1.4 million TRICARE eligibles, respectively, enrolled in TRICARE Prime under our North Region contract.

In addition to the 3.0 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 9 states covering approximately 24,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for Government Contracts for the last three fiscal years:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Government contracts segment:
Revenues	$2,835.3	$2,501.7	$2,376.0
Costs	2,702.6	2,307.6	2,234.5

Pretax income	$132.7	$194.1	$141.5
Government contracts ratio	95.3%	92.2%	94.0%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Government contracts revenues increased by $333.6 million, or 13%, for the year ended December 31, 2008 as compared to the same period in 2007. Government contracts costs increased by $395.0 million or 17% for the year ended December 31, 2008 as compared to the same period in 2007. The increases were primarily due to an increase in health care services provided under a new option year in the TRICARE contract, Option Period 5, which began April 1, 2008, and growth in the family counseling business with the Department of Defense.

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs, which is negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable, and the collectibility is reasonably assured. As a result of changes in the estimate during the year ended December 31, 2008, we recognized an increase in revenue of $17 million compared to a decrease in revenue of $58 million in the year ended December 31, 2007. As a result of changes in the estimate during the year ended December 31, 2008, we recognized an increase in cost of $22 million compared to a decrease in cost of $75 million in the year ended December 31, 2007. The administrative price is paid on a monthly basis, one month in arrears and certain components of the administrative price are subject to volume-based adjustments.

The Government contracts ratio increased by 310 basis points for the year ended December 31, 2008 as compared to the same period in 2007 primarily due to increased costs of health care services provided under Option Period 5 in the TRICARE contract.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Government contracts revenues increased by $125.7 million, or 5%, for the year ended December 31, 2007 as compared to the same period in 2006. Government contracts costs increased by $73.1 million or 3% for the year ended December 31, 2007 as compared to the same period in 2006. The increase was primarily due to an increase in health care services provided under a new option year in the TRICARE contract, Option Period 4, which began April 1, 2007 and growing family counseling business with the Department of Defense. In addition, 2007 includes a $36.5 million favorable settlement with the Federal Government regarding prior Option Period 1 health care cost targets.

During the years ended December 31, 2007 and 2006, we recognized a decrease in the revenue estimate of $58 million and $104 million, respectively, and a decrease in the cost estimate of $75 million and $128 million, respectively, related to the change in our estimate for the target cost underruns and overruns.

The Government contracts ratio decreased by 180 basis points for the year ended December 31, 2007 as compared to the same period in 2006 primarily due to the favorable settlement with the Government regarding prior Option 1 healthcare cost targets and ongoing expansion of our behavioral health services provided to our military men and women and their families.

Debt Refinancing

In 2006, we refinanced our 8.375% Senior Notes due 2011 and incurred $70.1 million in costs, including a $51.0 million redemption premium with respect to our senior notes and $11.1 million for the settlement of four interest rate swap contracts (Swap Contracts). We also paid $3.0 million for professional fees and incurred $5.0 million of other non-cash expenses related to such refinancing. The senior notes were redeemed on August 14, 2006.

Litigation, Severance and Related Benefit Costs

2008 Charges

We recorded the following $175.1 million pretax, or $104.1 million after tax, charges during the year ended December 31, 2008:

•

$119.6 million recorded as part of G&A expenses primarily for severance and other costs associated with Health Net’s operations strategy which is aimed at achieving substantial reductions in G&A by 2010. This amount also includes attorney’s fees and regulatory fines associated with our rescission practices and in connection with the settlement agreement for the McCoy, Wachtel and Scharfman lawsuits. See “Item 3. Legal Proceedings” for additional information regarding these matters;

•

$37.5 million recorded as part of health plan services expenses for estimated litigation and regulatory actions related to the Company’s rescission practices in Arizona and California and claim-related matters in connection with the settlement agreement for the McCoy, Wachtel and Scharfman lawsuits;

•	$14.6 million loss recorded as part of net investment income from other-than-temporary impairments in our available-for-sale investments and money market funds; and

•	$3.4 million recorded as part of administrative services fees and other income for an impairment of assets of a small, non-core subsidiary.

2007 Charges

In 2007, we recorded a $306.8 million pretax, or $222.4 million after-tax, charge incurred as a result of us reaching an agreement in principle to settle the McCoy, Wachtel and Scharfman class action lawsuits; the proposed resolution of regulatory issues with the New Jersey Department of Banking and Insurance; arbitration settlement; and other immaterial litigation matters. See “Item 3. Legal Proceedings” for additional information regarding these matters. The charge amount was comprised of the following:

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

2006 Charges

During the three months ended December 31, 2006, we recorded a pretax charge of approximately $37.1 million in connection with the McCoy, Wachtel and Scharfman class action lawsuits.

Income Tax Provision

Our income tax expense and the effective income tax rate for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(Dollars in millions)
Income tax expense	$52.1	$165.2	$149.5
Effective tax rate	35.4%	46.0%	31.2%

The effective income tax rate differs from the statutory federal tax rate of 35% for the year ended December 31, 2008 due primarily to state income taxes, tax-exempt investment income, and favorable outcome related to the prior year nondeductible class action lawsuit expenses.

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

The effective income tax rate decreased from 2007 to 2008 primarily due to the favorable outcome related to the prior year nondeductible class action lawsuit expenses. The effective income tax rate increased from 2006 to 2007 primarily due to the establishment of a valuation allowance in 2007 against deferred tax assets for net operating loss carryforwards and tax credits of a particular business unit potentially impacted by the McCoy class action lawsuit, and nondeductible class action lawsuit expenses incurred in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Market and Economic Conditions

In the U.S., recent market and economic conditions have been unprecedented in recent history and challenging with tighter credit conditions and slower growth through the third and fourth quarters of 2008. Continued concerns about the U.S. mortgage market, declining real estate market, and the availability of credit have contributed to increased market volatility and diminished expectations for the U.S. economy. In September 2008, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae), the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has caused many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. While we have not experienced a reduction in the capital and funding available to us at this time, continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition. If these market conditions continue, they may limit our ability to timely replace maturing liabilities and access the capital markets to meet liquidity needs, which could adversely affect our financial condition and results of operations. Furthermore, if our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, may reduce the number of individuals to whom they provide coverage, or may make changes in the mix or products purchased from us. In addition, if our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable conditions may adversely affect our business, including our revenues, profitability and cash flow.

Cash and Investments

As of December 31, 2008, we valued investment securities available-for-sale at $1.5 billion. Approximately 67% of our portfolio holdings is in agency mortgage-backed bonds and municipal bonds. We also hold high-quality corporate bonds. We evaluate and determine the classification of our investments based on management’s intent; currently, we have classified our investments as available-for-sale. We also closely monitor the fair values of our investment holdings and regularly evaluate them for any other-than-temporary impairments.

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

Our investment portfolio includes $520.0 million, or 34.6% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our asset-backed securities is AA+/Aa1. As of December 31, 2008 and December 31, 2007, our asset-backed and mortgage-backed securities had gross unrealized holding losses of $17.2 million and $3.1 million, respectively. We have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. Our investment portfolio also includes $10.2 million, or less than 1% of our portfolio holdings, of auction rate securities (ARS). These ARS have long-term nominal maturities for which the interest rates are reset through a dutch auction process every 7, 28 or 35 days. At December 31, 2008, these ARS had at one point or are continuing to experience “failed” auctions. These securities are entirely municipal issues and rates are set at the maximum allowable rate as stipulated in the applicable bond indentures. We continue to receive income on all ARS. If all or any portion of the ARS continue to experience failed auctions, it could take an extended amount of time for us to realize our investments’ recorded value.

As discussed in Note 4 to our consolidated financial statements, we recognized a $14.6 million loss from other-than-temporary impairments of investment securities and money market funds in the third quarter of 2008. After this write-down, we had gross unrealized losses of $32.8 million as of December 31, 2008, compared to $7.0 million as of December 31, 2007. While we believe that these impairments are temporary and that we have the intent and ability to hold such securities until maturity or recovery, given the current market conditions, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.

In September 2008, The Reserve announced its intention to liquidate all of its money market funds and froze all redemptions until an orderly liquidation process could be implemented. As a result, we reclassified $372 million in estimated net asset value we had invested in The Reserve money market funds from cash equivalents to investments available for sale as of September 30, 2008. As of December 31, 2008, we held $50.4 million of their Primary Fund and $69.2 million of their U.S. Government Fund due to redemptions during the fourth quarter of 2008. On January 16, 2009, The Reserve paid out in full the balance in the U.S. Government Fund and on February 20, 2009, we received $17.1 million of the Primary Fund from the Reserve. The Reserve expects to distribute the remaining amounts in the Primary Fund by the end of 2009.

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

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $241.3 million and $190.0 million as of December 31, 2008 and December 31, 2007, respectively. Our cash flow from operating activities is also impacted by the timing of collections on our amounts receivable from CMS. Our receivable related to our Medicare business was $315.5 million, including about $150 million expected to be settled in the fourth quarter of 2009, as of December 31, 2008 and $107.2 million as of December 31, 2007.

During 2008, we recognized $175.1 million in pretax charges related to our operations strategy and litigation and regulatory related matters. The majority of these charges were settled in cash and were funded by cash flow from operating and financing activities. For additional information regarding these charges, see “—Summary of Operating Results” above.

Our total cash and cash equivalents as of December 31, 2008 and 2007 were $668.2 million and $1,007.0 million, respectively. The changes in cash and cash equivalents are summarized as follows:

	2008	2007	2006
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(159.0)	$605.5	$277.9
Net cash (used in) investing activities	(67.8)	(230.2)	(184.9)
Net cash (used in) financing activities	(112.0)	(73.1)	(130.7)

Net (decrease) increase in cash and cash equivalents	$(338.8)	$302.2	$(37.7)

Operating Cash Flows

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net cash from operating activities decreased by $764.5 million for the year ended December 31, 2008 compared to the same period in 2007. This decrease was primarily due to the $283 million paid in 2008 related to operations strategy and litigation and regulatory related matters, a $218 million increase in our net CMS catastrophic and low-income subsidies receivables, and approximately $83 million Medicare Part D payments received in 2007 for the final settlement of the 2006 plan year.

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net cash used in investing activities decreased by $162.4 million compared to the year ended December 31, 2007 primarily due to the $252 million redemption from The Reserve Funds, partially offset by $97 million decrease in net proceeds from property and equipment sale.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net cash used in investing activities increased by $45.3 million compared to the year ended December 31, 2006 primarily due to a net increase in purchases of investments available-for-sale portfolio of $140 million, partially offset by an increase in net proceeds of $93 million from the sales of property and equipment, including our Shelton, CT and Tucson, AZ facilities.

Financing Activities

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net cash used in financing activities increased by $38.9 million primarily due to a decrease in stock option exercise proceeds of $66 million, decrease in excess tax benefits from share based compensation of $17 million and a net increase in share repurchases of $11 million, partially offset by an increase in net borrowings of $55 million.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net cash used in financing activities decreased by $57.6 million primarily due to an increase in net borrowings of $36 million and decrease in share repurchases of $21 million. See “—Capital Structure” below on more information regarding these transactions.

Capital Structure

Stock Repurchase Program

We have a $700 million stock repurchase program authorized by our Board of Directors. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from the employee stock options. We repurchased 6,851,595 shares of our common stock during the year ended December 31, 2008, for aggregate consideration of approximately $242.8 million. We used net free cash available to fund the share repurchases. As of December 31, 2008, the remaining authorization under our stock repurchase program was $103.3 million and, since its inception, we had repurchased an aggregate of 36,623,347 shares of our common stock at an average price of $34.40 for aggregate consideration of approximately $1,259.8 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options).

On November 4, 2008, we announced that our stock repurchase program is on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, will be undertaking a review of the Company’s strategic direction.

Amortizing Financing Facility

On December 19, 2007, we entered into a five-year, non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender and we entered into amendments to the financing facility on April 29, 2008 and November 10, 2008, which were administrative in nature. The proceeds from the financing facility were used for general corporate purposes.

The financing facility requires one of our subsidiaries to pay semi-annual distributions, in the amount of $17.5 million, to a participant in the financing facility. Unless terminated earlier, the final payment under the facility is scheduled to be made on December 19, 2012.

The financing facility includes limitations (subject to specified exclusions) on our and certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of ours or their business conducted on the closing date of the financing facility. In addition, the financing facility also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio and maintain certain minimum public debt ratings throughout the term of the financing facility. As of December 31, 2008, we were in compliance with all of the covenants under the financing facility.

The financing facility provides that it may be terminated through a series of put and call transactions (1) at the option of one of our wholly-owned subsidiaries at any time after December 20, 2009, or (2) upon the occurrence of certain defined early termination events. These early termination events, include, but are not limited to:

•	nonpayment of certain amounts due by us or certain of our subsidiaries under the financing facility (if not cured within the related time period set forth therein);

•	a change of control (as defined in the financing facility);

•

our failure to maintain the following ratings on our senior indebtedness by any two of the following three rating agencies: (1) a rating of at least BB by Standard & Poor’s Ratings Services (S&P), (2) a rating of at least BB by Fitch, Inc. (Fitch), and (3) a rating of at least Ba2 by Moody’s Investors Service, Inc. (Moody’s). As of December 31, 2008 and February 12, 2009, the ratings with S&P, Fitch and Moody’s on our senior indebtedness were BB, BB+ and Ba3, respectively;

•	cross-acceleration to other indebtedness of our Company in excess of $50 million, including our revolving credit facility;

•	certain ERISA-related events;

•	noncompliance by Health Net with any material term or provision of the HMO Regulations or Insurance Regulations (as each such term is defined in the financing facility);

•	events in bankruptcy, insolvency or reorganization of our Company;

•	undischarged, uninsured judgments in the amount of $50 million or more against our Company; or

•	certain changes in law that could adversely affect a participant in the financing facility.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of December 31, 2008, we were in compliance with all of the covenants under the indenture governing the Senior Notes.

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

As of December 31, 2008, we were in compliance with all covenants under our revolving credit facility.

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2008, we had outstanding an aggregate of $322.9 million in letters of credit and outstanding borrowings under the revolving credit facility of $150 million. As a result, the maximum amount available for borrowing under the revolving credit facility was $427.1 million as of December 31, 2008, and no amount had been drawn on the letters of credit. As of February 12, 2009, we had $115 million of outstanding borrowings under the revolving credit facility.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of December 31, 2008, all of our active health plans and insurance subsidiaries met their respective regulatory requirements, in all material respects.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At December 31, 2008, we had sufficient capital to exceed this level.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the year ended December 31, 2008, we made capital contributions of $240.6 million to various subsidiaries to maintain RBC or other statutory capital requirements. Health Net, Inc. made a capital contribution in the amount of $3.0 million to one of its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through February 20, 2009.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2008 are summarized below for the years ending December 31:

	Total	2009	2010	2011	2012	2013	Thereafter
	(Dollars in Millions)
Long-term debt principal	$547.8	$35.0	$35.0	$35.0	$35.0	$7.8	$400.0
Long-term debt interest	213.7	25.5	25.5	25.5	25.5	25.5	86.2
Floating-rate borrowings principal	150.0	35.0	—	—	115.0	—	—
Floating-rate borrowings interest	9.9	2.5	2.2	2.9	2.3	—	—
Valuation of interest rate swap contracts	(8.9)	(3.0)	(3.5)	(1.7)	(0.7)	—	—
Operating leases	301.8	64.9	59.4	52.3	35.2	29.3	60.7
Long-term purchase obligations	562.0	140.8	133.4	126.4	85.4	70.5	5.5
FIN 48 liabilities, including interest and penalties (b)	2.2	2.2	—	—	—	—	—
Deferred compensation	41.5	4.9	3.2	2.0	2.3	1.8	27.3	(a)
Estimated future payments for pension and other benefits	25.4	1.6	1.7	1.9	2.1	2.3	15.8	(a)

(a)	Represents estimated future payments from 2014 through 2018.
(b)	The FIN 48 obligations shown above represent uncertain tax positions expected to be paid within the reporting periods presented. In addition to the obligations shown above, approximately $55.9 million of unrecognized tax benefits have been recorded as a liability in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled or paid.

Operating Leases

We lease office space under various operating leases. Certain leases are cancelable with substantial penalties. See “Item 2. Properties” for additional information regarding our leases.

On March 29, 2007, we sold our 68-acre commercial campus in Shelton, Connecticut (the “Shelton Property”) to The Dacourt Group, Inc. (“Dacourt”) and leased it back from Dacourt under an operating lease agreement for an initial term of ten years with an option to extend for two additional terms of ten years each. The total future minimum lease commitments under the lease are approximately $70.1 million.

Effective January 1, 2005, we entered into an operating lease agreement to renew our leased office space in Woodland Hills, California for our corporate headquarters. The new lease is for a term of 10 years and has provisions for space reduction at specific times over the term of the lease, but it does not provide for complete cancellation rights. The total future minimum lease commitments under the lease are approximately $19.2 million.

Long-Term Purchase Obligations

We have entered into long-term agreements to purchase various services, which may contain certain termination provisions and have remaining terms in excess of one year as of December 31, 2008.

We have entered into long-term agreements to receive services related to pharmacy benefit management, pharmacy claims processing services and health quality/risk scoring enhancement services with external third-party service providers. The remaining terms are approximately three years for each of these contracts. Termination of these agreements is subject to certain termination provisions. The total future minimum commitments under these agreements are $122.0 million and are included in the table above.

On August 19, 2008, we entered into a five and one-half year agreement with International Business Machines Corporation (IBM) to outsource our IT infrastructure management services including data center services, IT security management and help desk support. The total future minimum commitments under the agreement are $295.0 million.

On September 30, 2008, we entered into a five year and three month agreement with Cognizant Technology Solutions U.S. Corporation (Cognizant) to outsource our software applications development and management activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with services including the following: application development, testing and monitoring services, application maintenance and support services, project management services and cross functional services. The total future commitments under the agreement are $107.8 million.

We have excluded from the table above amounts already recorded in our current liabilities on our consolidated balance sheet as of December 31, 2008. We have also excluded from the table above various contracts we have entered into with our health care providers, health care facilities, the federal government and other contracts that we have entered into for the purpose of providing health care services. We have excluded those contracts that allow for cancellation without significant penalty, obligations that are contingent upon achieving certain goals and contracts for goods and services that are fulfilled by vendors within a short time horizon and within the normal course of business.

On January 23, 2009, we also entered into a five year and two months agreement with Cognizant to outsource a substantial portion of our claims processing activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with claims adjudication, adjustment, audit and process improvement services. The total future commitments under the agreement are $13.3 million.

The future contractual obligations in the contractual obligations table are estimated based on information currently available. The timing of and the actual payment amounts may differ based on actual events.

Surety Bonds

In order to secure judgment pending our appeal in the AmCareco litigation, we obtained surety bonds totaling $114.7 million, which are further secured by letters of credit issued in December 2005 in the amounts of $90.1 million. See Notes 6 and 13 to the consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal areas requiring the use of estimates include revenue recognition, health care costs, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and recoverability of long-lived assets and investments and income taxes. Accordingly, we consider accounting policies on these areas to be critical in preparing our consolidated financial statements. A significant change in any one of these amounts may have a significant impact on our consolidated results of operations and financial condition. A more detailed description of the significant accounting policies that we use in preparing our financial statements is included in the notes to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

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

Approximately 37%, 35%, and 33% in 2008, 2007 and 2006, respectively, of our health plan services premium revenues were generated under Medicare and Medicaid/Medi-Cal contracts. These revenues are subject to audit and retroactive adjustment by the respective fiscal intermediaries. Laws and regulations governing these programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.

Our Medicare contracts are with CMS. CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model pays more for members whose medical history would indicate that they are expected to have higher medical costs. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient and physician treatment settings. We and the health care providers collect, compile and submit the necessary and available diagnosis data to CMS within prescribed deadlines. We estimate risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS.

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

Reserves for claims and other settlements include reserves for claims (incurred but not reported claims (IBNR) and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our Health Plan Services reporting segment. As of December 31, 2008, 72% of reserves for claims and other settlements were attributed to claims reserves. See Note 17 to our consolidated financial statements for a reconciliation of changes in the reserve for claims.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$(59.8) million
1%	$(30.4) million
(1)%	$31.6 million
(2)%	$64.4 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$28.6 million
1%	$14.3 million
(1)%	$(14.3) million
(2)%	$(28.6) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

HN of California, our California HMO, generally contracts with various medical groups to provide professional care to certain of its members on a capitated, or fixed per member per month fee basis. Capitation contracts generally include a provision for stop-loss and non-capitated services for which we are liable. Professional capitated contracts also generally contain provisions for shared risk. We have risk-sharing arrangements with certain of our providers related to approximately 1,167,000 members, primarily in the California commercial market. Shared-risk arrangements provide for us to share with our providers the variance between actual costs and predetermined goals.

Our HMOs in other states also contract with hospitals, physicians and other providers of health care, pursuant to discounted fee-for-service arrangements, hospital per diems, and case rates under which providers bill the HMOs for each individual service provided to enrollees. Additionally, we contract with certain hospitals to provide hospital care to enrolled members on a capitation basis.

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Significant factors that can lead to a change in our profitability estimates include premium yield and health care cost trend assumptions, risk share terms and non-performance of a provider under a capitated agreement resulting in membership reverting to fee-for-service arrangements with other providers. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the losses are determined and are classified as Health Plan Services. We held no premium deficiency reserves as of December 31, 2008.

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

Other government contracts revenues are recognized in the month in which the eligible beneficiaries are entitled to health care services or in the month in which the administrative services are performed or the period that coverage for services is provided. Under our TRICARE contract for the North Region we recognize amounts receivable and payable under the government contracts related to estimated health care IBNR expenses which are reported separately on the accompanying consolidated balance sheet as of December 31, 2008. These amounts are the same since all of the estimated health care IBNR expenses incurred are offset by an equal amount of revenues earned.

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

Goodwill

Goodwill and other intangible assets arise primarily as a result of various business acquisitions and consist of identifiable intangible assets acquired and the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed (goodwill). Identifiable intangible assets primarily consist of the value of employer group contracts, provider networks and customer relationships, which are all subject to amortization.

We perform our annual impairment test on our recorded goodwill as of June 30 or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets for each of our reporting units. Health Plans Services is our only reporting unit with goodwill as of December 31, 2008 and 2007. We test goodwill for impairment annually based on the estimated fair value of our Health Plan Services reporting unit. We test for impairment on a more frequent basis in cases where events and changes in circumstances would indicate that we might not recover the carrying value of goodwill. Our measurement of fair value is primarily based on the income approach to fair value determination. The income approach is based on a discounted cash flow methodology. The discounted cash flow methodology is based upon converting expected cash flows to present value. Annual cash flows are estimated for each year of a defined multi-year period until the growth pattern becomes stable. The interim cash flows expected after the growth pattern becomes stable are calculated using an appropriate capitalization technique and then discounted. There are numerous assumptions and estimates underlying the determination of the estimated fair value of our reporting units, including certain assumptions and estimates related to future earnings and membership levels based on current and future plans and initiatives, long-term strategies and our annual planning and forecasting process as well as the weighted average cost of capital used in the discounting process. If these planned initiatives do not accomplish their targeted objectives, the assumptions and estimates underlying the goodwill impairment tests could be adversely affected and have a material effect upon our financial condition, results of operations or liquidity.

During the year ended December 31, 2008, we recorded higher than expected health care costs and lowered our earnings guidance. The reduction in guidance was primarily driven by lower than expected commercial enrollment, higher than expected commercial health care cost trends, and the volatile economic environment. As a result of this revised outlook combined with a decline in our market capitalization, we updated our annual impairment test on our goodwill asset as of September 30, 2008 and as of December 31, 2008, which indicated that there was no impairment.

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

If we identify an indicator of impairment, we assess recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. We recognized such an impairment of $47.9 million in 2008 representing impairments of investment securities and long-lived assets, including property and equipment.

Income Taxes

We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We establish a valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS No. 109). We continually review the adequacy of the valuation allowance and recognize the benefits from our deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized.

We file tax returns in many tax jurisdictions. Often, application of tax rules within the various jurisdictions is subject to differing interpretation. Despite our belief that our tax return positions are fully supportable, we believe that it is probable certain positions will be challenged by taxing authorities, and we may not prevail on the positions as filed. Accordingly, we maintain a liability for the estimated amount of contingent tax challenges by taxing authorities upon examination, in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which we adopted as of January 1, 2007. Prior to 2007, we maintained a liability pursuant to SFAS No. 5, Accounting for Contingencies. FIN 48 clarifies the accounting for uncertain taxes recognized in a company’s financial statements in accordance with SFAS No. 109. The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. The interpretation also requires that any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements be recorded in a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment. See Note 11 to the consolidated financial statements for additional disclosures related to FIN 48 policies and the impact of adoption.

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

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2008. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $16.8 million as of December 31, 2008.

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

Except for those securities held by trustees or regulatory agencies (see Note 2 to our consolidated financial statements), all of our investment securities are designated as “available-for-sale” assets. As such, they are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income, a component of Stockholders’ Equity (see Note 4 to the consolidated financial statements). Virtually, all of our investment securities are fixed income securities. Approximately 35% of our available-for-sale investment securities are mortgage-backed securities (MBS) and asset-backed securities (ABS). Approximately 98% of the MBS are backed by federal agencies. Therefore, we believe that our exposure to credit-related market value risk for our MBS is limited. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. However, these securities may be negatively impacted by illiquidity in the market. The recent disruptions in the credit markets have negatively impacted the liquidity of investments. However, such disruptions did not have a material impact to the liquidity of our investments. A worsening of credit market disruptions or sustained market downturns could have negative effects on the liquidity and value of our investment assets.

Borrowings under our revolving credit facility, which totaled $150.0 million as of December 31, 2008, are subject to variable interest rates. For additional information regarding our revolving credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.

The fair value of our fixed rate borrowings, including our Senior Notes and financing facility as of December 31, 2008, was approximately $291.3 million, which was based on quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of December 31, 2008. These cash outflows include expected principal and interest payments consistent with the terms of the outstanding debt as of December 31, 2008.

	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowings:
Principal	$35.0	$35.0	$35.0	$35.0	$7.8	$400.0	$547.8
Interest	25.5	25.5	25.5	25.5	25.5	86.2	213.7
Valuation of interest rate swap contracts	(3.0)	(3.5)	(1.7)	(0.7)	—	—	(8.9)

Cash outflow on fixed-rate borrowings	$57.5	$57.0	$58.8	$59.8	$33.3	$486.2	$752.6

	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in millions)
Floating-rate borrowings:
Principal	$35.0	$—	$—	$115.0	$—	$—	$150.0
Interest	2.5	2.2	2.9	2.3	—	—	9.9

Cash outflow on fixed-rate borrowings	$37.5	$2.2	$2.9	$117.3	$—	$—	$159.9

Total Cash outflow on borrowings	$95.0	$59.2	$61.7	$177.1	$33.3	$486.2	$912.5

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this 2008 Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2008, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health Net, Inc.

Woodland Hills, California

We have audited the internal control over financial reporting of Health Net, Inc., and subsidiaries (“the Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE, LLP

Los Angeles, California

February 26, 2009

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

The information required by this Item as to (1) directors and executive officers of the Company and (2) compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2008, under the captions “Director Nominees,” “Information Concerning Current Members of the Board of Directors and Nominees,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference and made a part hereof.

On May 30, 2008, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

Item 11. Executive Compensation.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2008, under the captions “Compensation Discussion & Analysis,” “Executive Compensation,” “Directors’ Compensation” and “Report of the Compensation Committee of the Board of Directors.” Such information is incorporated herein by reference and made a part hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2008, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.” Such information is incorporated herein by reference and made a part hereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2008, under the caption “Certain Relationships and Related Party Transactions” and “Corporate Governance—Director Independence.” Such information is incorporated herein by reference and made a part hereof.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2008, under the caption “Principal Independent Registered Accounting Firm Fees and Services.” Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Schedules and Exhibits

1. Financial Statements

The financial statements listed on the accompanying Index to Consolidated Financial Statements set forth on page F-1 and covered by the Report of Independent Registered Public Accounting Firm are incorporated into this Item 15(a) by reference and filed as part of this Annual Report on Form 10-K.

2. Financial Statement Schedules

The financial statement schedules listed on the accompanying Index to Consolidated Financial Statements set forth on page F-1 and covered by the Report of Independent Registered Public Accounting Firm are incorporated into this Item 15(a) by reference and filed as part of this Annual Report on Form 10-K.

3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit Number	Description

3.1	Sixth Amended and Restated Certificate of Incorporation of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2006 and incorporated herein by reference).

3.2	Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.3	Amendment Number One to Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2005 (File No. 1-12718) and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 8 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 3) (File No. 1-12718) on July 26, 2004 and incorporated herein by reference).

4.2	Rights Agreement dated as of July 27, 2006, by and between Heath Net, Inc. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2006 (File No. 1-12718) and incorporated herein by reference).

4.3	Indenture, dated as of May 18, 2007, by and between Health Net, Inc. as issuer, and The Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.4	Officer’s Certificate, dated May 18, 2007, establishing the terms and form of the Company’s $300,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (the “Notes”) (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

4.5	Officer’s Certificate, dated May 31, 2007, establishing the terms and form of the Company’s $100,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (the “Additional Notes”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007 (File No. 1-12718) and incorporated herein by reference).

†*10.1	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Karin Mayhew, a copy of which is filed herewith.

†*10.2	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Patricia T. Clarey, a copy of which is filed herewith.

†*10.3	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Jay M. Gellert, a copy of which is filed herewith.

†*10.4	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between James E. Woys and Health Net, Inc., a copy of which is filed herewith.

†*10.5	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Joseph C. Capezza and Health Net, Inc., a copy of which is filed herewith.

†*10.6	Amended and Restated Employment Letter Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Stephen D. Lynch, a copy of which is filed herewith.

†*10.7	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Linda Tiano, a copy of which is filed herewith.

†*10.8	Amended and Restated Employment Agreement, dated as of February 17, 2009, by and between Health Net, Inc. and John Sivori, a copy of which is filed herewith.

†*10.9	Amended and Restated Employment Agreement, dated as of February 17, 2009, by and between Health Net, Inc. and Steve Tough, a copy of which is filed herewith.

*10.10	Certain Compensation Arrangements With Respect to the Company’s Non-Employee Directors, as amended and restated on February 18, 2008 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12718) and incorporated herein by reference).

*10.11	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.12	Form of Restricted Stock Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.13	Form of Restricted Stock Unit Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.14	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.15	Form of 2007 Performance Award Agreement for CEO of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2007 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.16	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.17	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.18	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

†*10.19	Health Net, Inc. Deferred Compensation Plan, as amended and restated effective November 12, 2007, a copy of which is filed herewith.

*10.20	Amendment No. 1 to the Health Net, Inc. Deferred Compensation Plan dated December 3, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

†*10.21	Health Net, Inc. Deferred Compensation Plan for Directors, as amended and restated effective November 12, 2007, a copy of which is filed herewith.

*10.22	Amendment No. 1 to the Health Net, Inc. Deferred Compensation Plan for Directors dated December 3, 2008 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.23	Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.24	Amendment Number One to the Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement between Health Net, Inc. and Union Bank of California, adopted January 1, 2001 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.25	Foundation Health Systems, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.26	Amendment to Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.27	Foundation Health Systems, Inc. 1997 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.28	Amendment to 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.29	Second Amendment to 1997 Stock Option Plan (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.30	Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 16, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.31	Amendment No. 1 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

†*10.32	Amendment No. 2 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan dated January 14, 2009, a copy of which is filed herewith.

*10.33	Health Net, Inc. 2002 Stock Option Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.34	Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

†*10.35	Amendment No. 1 to Health Net, Inc. 2005 Long-Term Incentive Plan dated December 4, 2008, a copy of which is filed herewith.

†*10.36	Amendment No. 2 to Health Net, Inc. 2005 Long-Term Incentive Plan dated January 14, 2009, a copy of which is filed herewith.

*10.37	Health Net, Inc. 2006 Long-Term Incentive Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006 and incorporated herein by reference).

†*10.38	Amendment No. 1 to Health Net, Inc. 2006 Long-Term Incentive Plan dated January 14, 2009, a copy of which is filed herewith.

*10.39	Health Net, Inc. 2006 Executive Officer Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.40	Amendment One to the Health Net, Inc. 2006 Executive Officer Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718 and incorporated herein by reference).

†*10.41	Amendment No. 2 to the Health Net, Inc. 2006 Executive Officer Incentive Plan dated November 12, 2008, a copy of which is filed herewith.

*10.42	Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524) on November 18, 1994 and incorporated herein by reference).

*10.43	Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.44	Health Net, Inc. Management Incentive Plan adopted December 2004 (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

†*10.45	Amendment No. 1 to Health Net, Inc. Management Incentive Plan dated November 12, 2008, a copy of which is filed herewith.

†*10.46	Health Net, Inc. 401(k) Savings Plan as amended and restated effective January 1, 2008, a copy of which is filed herewith.

*10.47	Amended and Restated Health Net, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.48	Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.49	Amendment Number One Through Three to the Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.50	Foundation Health Corporation Executive Retiree Medical Plan (as amended and restated effective April 25, 1995) (filed as Exhibit 10.101 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

10.51	Participation Agreement dated as of December 19, 2007, by and among Health Net Funding, Inc., Health Net, Inc., Lodgemore Holdings, Inc. ING Bank, N.V. and Health Net Financing, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2007 (File No. 1-12718) and incorporated herein by reference).

10.52	First Amendment to Participation Agreement, dated as of April 29, 2008, by and among Health Net, Inc., Health Net Funding, Inc., Lodgemore Holdings, Inc., ING Bank, N.V. and Health Net Financing, LP (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12718) and incorporated herein by reference).

†10.53	Omnibus Amendment to Participation Agreement and Put Option Agreement dated as of November 10, 2008 by and among Health Net Funding, Inc., Health Net, Inc., Lodgemore Holdings Inc., ING Bank N.V. and Health Net Financing, L.P., a copy of which is filed herewith.

10.54	Credit Agreement, dated as of June 25, 2007, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, N.A., as Syndication Agent, Citicorp USA, Inc., as Documentation Agent, the other lenders party thereto and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and as Co-Book Managers (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2007 (File No. 1-12718) and incorporated herein by reference).

10.55	First Amendment to Credit Agreement, dated as of April 29, 2008, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12718) and incorporated herein by reference).

^10.56	Master Agreement, dated August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

^10.57	Master Services Agreement, dated September 30, 2008, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.58	Form of Amended and Restated Indemnification Agreement for directors and executive officers of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

10.59	First Amendment to Office Lease, dated May 14, 2001, by and between Health Net (a California corporation) and LNR Warner Center, LLC (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

10.60	Lease Agreements, dated as of March 5, 2001, by and between Health Net, Inc. and Landhold, Inc. (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

†10.61	Amendment No. 1 to Lease Agreement, dated as of November 22, 2002, by and between Gold Pointe C, LLC, as successor-in-interest to Landhold, Inc., and Health Net, Inc., a copy of which is filed herewith.

†10.62	Amendment No. 2 to Lease Agreement, dated as of April 28, 2006, by and between McMorgan Institutional Real Estate Fund I, LLC, as successor-in-interest to Landhold, Inc., and Health Net, Inc., a copy of which is filed herewith.

†10.63	Amendment No. 1 to Lease Agreement, dated as of November 22, 2002, by and between Gold Pointe D, LLC, as successor-in-interest to Landhold, Inc., and Health Net, Inc., a copy of which is filed herewith.

†10.64	Standard Lease Agreement, dated as of July 24, 2006, by and between Panattoni Development Company and Health Net, Inc., a copy of which is filed herewith.

†10.65	First Amendment to Lease and Acknowledgment, dated as of February 8, 2007, by and between Panattoni Development Company and Health Net of California, Inc., a copy of which is filed herewith.

†10.66	Office Building Lease, dated as of July 13, 1995, by and between Aerojet-General Corporation and Foundation Health, a copy of which is filed herewith.

†10.67	Addendums 1-12 to Office Building Lease, by and between Aerojet-General Corporation and Health Net Federal Services, LLC, a copy of which is filed herewith.

10.68	Office Lease Agreement, dated as of December 22, 2003, by and between Health Net, Inc. and Douglas Emmett Realty Fund 2000 L.P. (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.69	Office Lease, dated September 20, 2000, by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

10.70	Office Lease Agreement, dated August 18, 2000, by and between Physicians Health Services of Connecticut, Inc. (predecessor to Health Net of Connecticut, Inc.) and Beard Sawmill, LLC (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

10.71	First Amendment to Office Lease Agreement, dated December 23, 2002, by and between Health Net of Connecticut, Inc. and Beard Sawmill, LLC (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

10.72	Second Amendment to Office Lease Agreement, dated June 14, 2004, by and between Health Net of Connecticut, Inc. and Beard Sawmill, LLC (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

10.73	Absolute Net Lease, dated as of March 29, 2007, by and between HN Property Owner LLC and Health Net of the Northeast (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12718) and incorporated herein by reference).

†11	Statement relative to computation of per share earnings of the Company (included in Note 2 to the consolidated financial statements included as part of this Annual Report on Form 10-K).

†21	Subsidiaries of Health Net, Inc., a copy of which is filed herewith.

†23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, a copy of which is filed herewith.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.
†	A copy of the exhibit is being filed with this Annual Report on Form 10-K.
^	This exhibit has been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

Signature	Title	Date

/s/ JAY M. GELLERT Jay M. Gellert	President and Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2009

/s/ JOSEPH C. CAPEZZA Joseph C. Capezza	Chief Financial Officer (Principal Financial Officer)	February 17, 2009

/s/ BRET A. MORRIS Bret A. Morris	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 17, 2009

/s/ THEODORE F. CRAVER, JR. Theodore F. Craver, Jr.	Director	February 17, 2009

/s/ VICKI B. ESCARRA Vicki B. Escarra	Director	February 17, 2009

/s/ THOMAS T. FARLEY Thomas T. Farley	Director	February 17, 2009

/s/ GALE S. FITZGERALD Gale S. Fitzgerald	Director	February 17, 2009

/s/ PATRICK FOLEY Patrick Foley	Director	February 17, 2009

/s/ ROGER F. GREAVES Roger F. Greaves	Director	February 17, 2009

/s/ BRUCE G. WILLISON Bruce G. Willison	Director	February 17, 2009

/s/ FREDERICK C. YEAGER Frederick C. Yeager	Director	February 17, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health Net, Inc.

Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Health Net, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Page F-1. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Health Net, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. Also, as discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006 upon adoption of FASB Statement No. 123(R), “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

February 26, 2009

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues
Health plan services premiums	$12,392,006	$11,435,314	$10,364,740
Government contracts	2,835,261	2,501,677	2,376,014
Net investment income	91,042	120,176	111,042
Administrative services fees and other income	48,280	51,104	56,554

Total revenues	15,366,589	14,108,271	12,908,350

Expenses
Health plan services (excluding depreciation and amortization)	10,762,657	9,762,896	8,600,443
Government contracts	2,702,573	2,307,610	2,234,535
General and administrative	1,291,059	1,275,555	1,165,313
Selling	360,381	327,827	245,304
Depreciation and amortization	59,878	42,982	25,591
Interest	42,909	32,497	51,179
Debt refinancing charge	—	—	70,095
Litigation	—	—	37,093

Total expenses	15,219,457	13,749,367	12,429,553

Income from operations before income taxes	147,132	358,904	478,797
Income tax provision	52,129	165,207	149,484

Net income	$95,003	$193,697	$329,313

Net income per share:
Basic	$0.89	$1.74	$2.86
Diluted	$0.88	$1.70	$2.78
Weighted average shares outstanding:
Basic	106,532	111,316	115,128
Diluted	107,610	113,829	118,310

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$668,201	$1,007,017
Investments—available for sale (amortized cost: 2008—$1,516,316, 2007—$1,557,411)	1,504,658	1,557,278
Premiums receivable, net of allowance for doubtful accounts (2008—$13,567, 2007—$6,724)	307,529	264,691
Amounts receivable under government contracts	241,269	189,976
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	302,022	266,767
Other receivables	254,026	72,518
Deferred taxes	87,712	132,818
Other assets	179,649	210,039

Total current assets	3,545,066	3,701,104
Property and equipment, net	202,356	178,758
Goodwill	751,949	751,949
Other intangible assets, net	91,289	109,386
Deferred taxes	81,771	47,765
Other noncurrent assets	143,919	144,093

Total Assets	$4,816,350	$4,933,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,338,149	$1,300,432
Health care and other costs payable under government contracts	69,876	69,014
IBNR health care costs payable under TRICARE North contract	302,022	266,767
Unearned premiums	180,548	176,981
Loans payable and other financing arrangement	27,335	35,000
Accounts payable and other liabilities	294,840	463,823

Total current liabilities	2,212,770	2,312,017
Senior notes payable	398,276	398,071
Borrowings under amortizing financing facility	103,992	112,363
Borrowings under revolving credit facility	150,000	—
Other noncurrent liabilities	199,186	235,022

Total Liabilities	3,064,224	3,057,473

Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2008—143,753 shares; 2007—143,477)	144	144
Additional paid-in capital	1,182,067	1,151,251
Treasury common stock, at cost (2008—40,045 shares of common stock; 2007—33,178 shares of common stock)	(1,367,319)	(1,123,750)
Retained earnings	1,944,100	1,849,097
Accumulated other comprehensive loss	(6,866)	(1,160)

Total Stockholders’ Equity	1,752,126	1,875,582

Total Liabilities and Stockholders’ Equity	$4,816,350	$4,933,055

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Restricted Common Stock	Unearned Compensation	Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount				Shares	Amount
Balance as of January 1, 2006	137,898	$137	$6,883	$(2,137)	$906,789	(23,182)	$(633,375)	$1,324,165	$(13,387)	$1,589,075
Comprehensive income:
Net income								329,313		329,313
Minimum pension liability adjustment (pre-SFAS No. 158)									39	39
Change in unrealized loss on investments, net of tax impact of $2,585									4,111	4,111

Total comprehensive income										333,463

Exercise of stock options	2,852	3			74,968					74,971
Share-based compensation expense					21,074					21,074
Tax benefit related to equity compensation plans					19,803					19,803
Defined benefit pension plans adjustment (adoption of SFAS No. 158)									(2,000)	(2,000)
Repurchases of common stock						(5,633)	(257,919)			(257,919)
Forfeiture of restricted stock	(60)				(1,113)					(1,113)
Amortization of restricted stock grants					1,611					1,611
Reclassification in connection with adopting SFAS No. 123(R)			(6,883)	2,137	4,746					—

Balance as of December 31, 2006	140,690	$140	$—	$—	$1,027,878	(28,815)	$(891,294)	$1,653,478	$(11,237)	$1,778,965
Implementation of FIN 48								1,922		1,922

Adjusted balance as of January 1, 2007	140,690	$140	$—	$—	$1,027,878	(28,815)	$(891,294)	$1,655,400	$(11,237)	$1,780,887
Comprehensive income:
Net income								193,697		193,697
Change in unrealized loss on investments, net of tax impact of $5,738									8,885	8,885
Defined benefit pension plans:
Prior service cost and net loss									1,192	1,192

Total comprehensive income										203,774

Exercise of stock options	2,657	4			73,005					73,009
Share-based compensation expense					24,294					24,294
Tax benefit related to equity compensation plans					26,197					26,197
Repurchases of common stock and accelerated stock repurchase settlement	133				(125)	(4,363)	(232,456)			(232,581)
Forfeiture of restricted stock	(3)				(94)					(94)
Amortization of restricted stock grants					96					96

Balance as of January 1, 2008	143,477	$144	$—	$—	$1,151,251	(33,178)	$(1,123,750)	$1,849,097	$(1,160)	$1,875,582
Comprehensive income:
Net income								95,003		95,003
Change in unrealized loss on investments, net of tax impact of $4,319									(7,207)	(7,207)
Defined benefit pension plans:
Prior service cost and net loss									1,501	1,501

Total comprehensive income										89,297

Exercise of stock options and vesting of restricted stock units	276				6,679					6,679
Share-based compensation expense					24,065					24,065
Tax benefit related to equity compensation plans					72					72
Repurchases of common stock and accelerated stock repurchase agreement						(6,867)	(243,569)			(243,569)

Balance as of December 31, 2008	143,753	$144	$—	$—	$1,182,067	(40,045)	$(1,367,319)	$1,944,100	$(6,866)	$1,752,126

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,003	$193,697	$329,313
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	59,878	42,982	25,591
Asset and investment impairment charges	47,869	—	—
Debt refinancing charge	—	—	70,095
Share-based compensation expense	24,065	24,298	20,115
Deferred income taxes	15,420	(98,629)	51,271
Excess tax benefit on share-based compensation	(815)	(17,987)	(11,889)
Other changes	(5,976)	(7,955)	13,624
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(39,271)	(74,184)	11,907
Other current assets, receivables and noncurrent assets	(153,310)	143,783	(178,337)
Amounts receivable/payable under government contracts	(50,431)	26,223	(86,925)
Reserves for claims and other settlements	37,717	251,636	8,624
Accounts payable and other liabilities	(189,111)	121,618	24,548

Net cash (used in) provided by operating activities	(158,962)	605,482	277,937

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	1,219,291	807,649	464,787
Maturities of investments	257,149	213,833	113,125
Purchases of investments	(1,473,664)	(1,180,854)	(635,611)
Sales of property and equipment	4	96,748	4,242
Purchases of property and equipment	(95,641)	(64,850)	(72,807)
Cash paid related to the acquisition of businesses	—	(80,277)	(73,999)
Sales (purchases) of restricted investments and other	24,990	(22,444)	15,384

Net cash used in investing activities	(67,871)	(230,195)	(184,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	6,636	72,622	70,294
Excess tax benefit on share-based compensation	815	17,987	11,889
Repurchases of common stock	(243,172)	(232,220)	(253,502)
Borrowings under financing arrangements	520,000	668,535	497,334
Repayment of borrowings under financing arrangements	(396,262)	(600,000)	(465,045)
Other	—	—	8,293

Net cash used in financing activities	(111,983)	(73,076)	(130,737)

Net (decrease) increase in cash and cash equivalents	(338,816)	302,211	(37,679)
Cash and cash equivalents, beginning of year	1,007,017	704,806	742,485

Cash and cash equivalents, end of year	$668,201	$1,007,017	$704,806

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$31,330	$42,495	$51,994
Income taxes paid	97,715	183,843	74,003
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Imputed interest discount and deferred revenue	$9,745	$27,637	—
Reclassification of certain properties held for sale	—	—	$21,772

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Health Net, Inc. (referred to herein as the Company, we, us, our or HNT) is an integrated managed care organization that delivers managed health care services. We are among the nation’s largest publicly traded managed health care companies. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (HMOs), insured preferred provider organizations (PPOs) and point of service (POS) plans to approximately 6.7 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid and TRICARE programs. Our subsidiaries also offer managed health care products related to behavioral health and prescription drugs. We also own health and life insurance companies licensed to sell exclusive provider organization (EPO), PPO, POS and indemnity products as well as auxiliary non-health products such as life and accidental death and dismemberment, dental, vision, behavioral health and disability insurance. These products are offered by our health and life insurance subsidiaries, which are licensed to sell insurance in 50 states and the District of Columbia.

We currently operate within two reportable segments: Health Plan Services and Government Contracts. Our Health Plan Services reportable segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries.

Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE program and other health care-related government contracts, including our behavioral health contracts with the Department of Defense. The Government Contracts reportable segment administers a large managed care contract with the U.S. Department of Defense under the TRICARE program in the North Region. The North Region covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia and a small portion of Tennessee, Missouri and Iowa. The Company administers health care programs covering approximately 3.0 million eligible individuals in the Military Health System under the TRICARE contract.

Our current TRICARE contract for the North Region is scheduled to conclude on March 31, 2009 unless extended by the Department of Defense. Health Net and the Department of Defense are currently negotiating an extension of the TRICARE North contract for an additional one-year option period, which, if exercised, would extend the TRICARE North contract to March 31, 2010. Health Net and the Department of Defense are also negotiating two subsequent six-month option periods, which, if exercised, would extend the TRICARE North contract to March 31, 2011.

Note 2—Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. Actual results could differ from those estimates. Principal areas requiring the use of estimates include the determination of Medicare risk factor adjustments, risk sharing revenues, allowances for doubtful accounts, reserves for claims and other settlements, reserves for contingent liabilities (including litigation and workers’ compensation reserves), amounts receivable or payable under government contracts, income taxes and assumptions when determining net realizable values on long-lived assets.

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

Health Care Services and Government Contract Expenses

The cost of health care services is recognized in the period in which services are provided and includes an estimate of the cost of services that have been incurred but not yet reported. Such costs include payments to

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

primary care physicians, specialists, hospitals, outpatient care facilities and the costs associated with managing the extent of such care. Our health care cost can also include from time to time remediation of certain claims as a result of periodic reviews by various regulatory agencies. We estimate the amount of the provision for service costs incurred but not reported using standard actuarial methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for service costs incurred but not reported are made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. Such estimates are subject to the impact of changes in the regulatory environment and economic conditions. Given the inherent variability of such estimates, the actual liability could differ significantly from the amounts provided. While the ultimate amount of claims and losses paid are dependent on future developments, management is of the opinion that the recorded reserves are adequate to cover such costs. These estimated liabilities are reduced by estimated amounts recoverable from third parties for subrogation.

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

Approximately 37%, 35%, and 33% in 2008, 2007 and 2006, respectively, of our health plan services premium revenues were generated under Medicare and Medicaid/Medi-Cal contracts. These revenues are subject to audit and retroactive adjustment by the respective fiscal intermediaries. Laws and regulations governing these programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the loss is determined and are classified as Health Plan Services cost. We had no premium deficiency reserves as of December 31, 2008 and 2007.

Under the TRICARE contract for the North Region, we record amounts receivable and payable for estimated health care IBNR expenses and report such amounts separately on the accompanying consolidated balance sheet. These amounts are equal since the estimated health care IBNR expenses incurred are offset by an equal amount of revenues earned.

Medicare Part D

Effective January 1, 2006, Health Net began offering the Medicare Part D benefit as a fully insured product to our existing and new members. The Part D benefit consists of pharmacy benefits for Medicare beneficiaries. Part D renewal occurs annually, but it is not a guaranteed renewable product. We report Part D as part of our health plan services reportable segment. The majority of our Part D members in the Prescription Drug Plan (PDP) fall into the low-income category.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Health Net has two primary contracts under Part D, one with the Centers for Medicare and Medicaid Services (CMS) and one with the Part D enrollees. The CMS contract covers the portions of the revenue and expenses that will be paid for by CMS. The enrollee contract covers the services to be performed by Health Net for the premiums paid by the enrollees. The insurance contracts are directly underwritten with the enrollees, not CMS, and therefore there is a direct insurance relationship with the enrollees. The premiums are received directly from the enrollees and from CMS for low-income subsidy members.

Part D offers two types of plans: Prescription Drug Plan (PDP) and Medicare Advantage Plus Prescription Drug (MAPD). PDP covers only prescription drugs and can be combined with traditional Medicare, certain Medicare Advantage Plans or Medicare supplemental plans. MAPD covers both prescription drugs and medical care.

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

Catastrophic Reinsurance Subsidy—CMS will reimburse Health Net for 80% of the drug costs after a member reaches his or her out of pocket catastrophic threshold of $4,050, $3,850 and $3,600 for the years ended December 31, 2008, 2007 and 2006, respectively. The CMS prospective payment (a flat PMPM cost reimbursement estimate) is received monthly based on the original CMS bid. After the year is complete, a settlement is made based on actual experience. Catastrophic reinsurance subsidy is accounted for as deposit accounting.

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

CMS Risk Share—Premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances of more than 5% above or below the original bid submitted by us may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received. We estimate and recognize an adjustment to premium revenues related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain including member

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eligibility status differences with CMS. The risk-share adjustment, if any, is recorded as an adjustment to premium revenues and premiums receivable.

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

We recognized $137.7 million of Medicare risk factor estimates, which were for the 2008 payment year in our health plan services premium revenues in the year ended December 31, 2008. We also recognized $32.9 million of capitation expense related to the Medicare risk factor estimates, which were for the 2008 payment year in our health plan services costs in the year ended December 31, 2008.

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

TRICARE Contract Target Costs

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs, which is negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable, and the collectibility is reasonably assured. As a result of changes in the estimate during the year ended December 31, 2008, we recognized an increase in revenue of $17 million and an increase in cost of $22 million. As a result of changes in the estimate during the years ended December 31, 2007 and 2006, we recognized decreases in revenue of $58 million and $104 million, respectively, and decreases in costs of $75 million and $128 million, respectively. In addition, 2007 includes a $36.5 million favorable settlement with the Federal Government regarding prior Option Period 1 health care cost targets. The administrative price is paid on a monthly basis, one month in arrears and certain components of the administrative price are subject to volume-based adjustments.

Share-Based Compensation Expense

As of December 31, 2008, we had various long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, which are described more

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fully in Note 8. Prior to January 1, 2006, we accounted for stock-based compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related Interpretations, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) using the modified—prospective transition method. Under such transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. The compensation cost that has been charged against income under our various long-term incentive plans was $24.1 million, $24.3 million and $20.1 million during the years ended December 31, 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $9.3 million, $9.4 million and $7.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows and such amounts are approximately $0.8 million, $18.0 million and $11.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Prior to the adoption of SFAS No. 123(R) and upon issuance of the restricted shares pursuant to the restricted stock agreements, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity as unearned compensation and amortized over the applicable restricted periods. As a result of adopting SFAS No. 123(R) on January 1, 2006, we transferred the remaining unearned compensation balance in our stockholders’ equity to additional paid in capital. Prior to the adoption of SFAS No. 123(R), we recorded forfeitures of restricted stock, if any, and any compensation cost previously recognized for unvested awards was reversed in the period of forfeiture.

Forfeiture rates for share based awards are estimated upfront and true-up adjustments are recorded for the actual forfeitures.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with maturity of three months or less when purchased.

Investments

Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We periodically assess our available-for-sale investments for other-than-temporary impairment. Any such other-than-temporary impairment loss is recognized as a realized loss and measured as the excess of carrying value over fair value at the time the assessment is made. During the year ended December 31, 2008, we recognized a $14.6 million loss from other-than-temporary impairments. During the years ended December 31, 2007 and 2006, we had no other-than-temporary impairment loss (see Note 4 for additional information regarding our loss from other-than-temporary impairments).

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The estimated fair value amounts of cash equivalents, investments available for sale, trade accounts and notes receivable and notes payable have been determined by us using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of trade receivables, long-term notes receivable and nonmarketable securities approximate the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed rate borrowings, including our Senior Notes and financing facility was $291.3 million as of December 31, 2008. The fair value of our fixed rate borrowings, including our Senior Notes and financing facility was $541.4 million as of December 31, 2007. The fair value of our variable rate borrowings, from our revolving credit facility, as of December 31, 2008 was $150 million, which was equal to the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. See Note 6 for our financing arrangements.

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of December 31, 2008 and December 31, 2007, the restricted cash and cash equivalents balances totaled $63.5 million and $30.5 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $55.3 million and $79.3 million as of December 31, 2008 and 2007, respectively, and are included in investments available-for-sale.

In connection with our purchase of The Guardian Life Insurance Company of America’s interest in the HealthCare Solutions business in 2007 (see Note 3), we established escrowed funds to secure the payment of projected run-out claims for the purchased block of business. As of December 31, 2008 and December 31, 2007, this restricted cash balance amounted to $5.9 million and $37.0 million, respectively, and is included in other noncurrent assets on the accompanying consolidated balance sheets.

Interest Rate Swap Contracts

On December 19, 2007, we entered into a five-year, $175 million amortizing financing facility with a non-U.S. lender (see Note 6). In connection with the financing facility, we entered into an interest rate swap agreement under which we pay an amount equal to LIBOR times a notional principal amount and receive in return an amount equal to 4.3% times the same notional principal amount. The interest rate swap does not qualify for hedge accounting. Accordingly, the interest rate swap is reflected at positive fair value of $8.0 million and $1.1 million in our consolidated balance sheet with an offset to net investment income in our consolidated statement of operations for the change in fair value during the years ended December 31, 2008 and 2007, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Property and equipment that are held for sale are reported as part of current assets. Depreciation is computed using the straight-line method over the lesser of estimated useful lives of the various classes of assets or the remaining lease term, in the case of leasehold improvements. The useful life for buildings and improvements is estimated at 35 to 40 years, and the useful lives for furniture, equipment and software range from three to ten years (see Note 5).

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

We periodically assess long-lived assets or asset groups including property and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If we identify an indicator of impairment, we assess recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. Long-lived assets are classified as held for sale and included as part of current assets when certain criteria are met. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved. During the year ended December 31, 2008, we recorded $26.9 million in impairment charges in general and administrative expenses for software internally developed and under development, information technology equipment, furniture and other equipment in connection with our operations strategy. During the years ended December 31, 2007 and 2006, we recorded no impairment charges.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise primarily as a result of various business acquisitions and consist of identifiable intangible assets acquired and the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed (goodwill). Identifiable intangible assets primarily consist of the value of employer group contracts, provider networks and customer relationships, which are all subject to amortization.

We perform our annual impairment test on our recorded goodwill as of June 30 or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets for each of our reporting units. Health Plans Services is our only reporting unit with goodwill as of December 31, 2008 and 2007. We test goodwill for impairment annually based on the estimated fair value of our Health Plan Services reporting unit. We test for impairment on a more frequent basis in cases where events and changes in circumstances would indicate that we might not recover the carrying value of goodwill. Our measurement of fair value is primarily based on the income approach to fair value determination. The income approach is based on a discounted cash flow methodology. The discounted cash flow methodology is based upon converting expected cash flows to present value. Annual cash flows are estimated for each year of a defined multi-year period until the growth pattern becomes stable. The interim cash flows expected after the growth pattern becomes stable are calculated using an appropriate capitalization technique and then discounted. There are numerous assumptions and estimates underlying the determination of the estimated fair value of our reporting units, including certain assumptions and estimates related to future earnings and membership levels based on current and future plans

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and initiatives, long-term strategies and our annual planning and forecasting process as well as the weighted average cost of capital used in the discounting process. If these planned initiatives do not accomplish their targeted objectives, the assumptions and estimates underlying the goodwill impairment tests could be adversely affected and have a material effect upon our financial condition, results of operations or liquidity.

During the year ended December 31, 2008, we recorded higher than expected health care costs and lowered our earnings guidance. The reduction in guidance was primarily driven by lower than expected commercial enrollment, higher than expected commercial health care cost trends, and the volatile economic environment. As a result of this revised outlook combined with a decline in our market capitalization, we updated our annual impairment test on our goodwill asset as of September 30, 2008 and as of December 31, 2008, which indicated that there was no impairment.

The changes in the carrying amount of goodwill by reporting unit are as follows:

	Health Plan Services	Total
	(Dollars in millions)
Balance as of December 31, 2008 and 2007	$752.0	$752.0

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of December 31, 2007:
Provider networks	$40.5	$(27.7)	$12.8	19.4
Employer groups (Note 3)	75.0	(6.5)	68.5	6.5
Customer relationships and other (Note 3)	29.5	(4.9)	24.6	11.1
Trade name (Note 3)	3.1	(1.2)	1.9	1.5
Covenant not–to-compete (Note 3)	2.2	(0.6)	1.6	2.0

	$150.3	$(40.9)	$109.4

As of December 31, 2008:
Provider networks	$40.5	$(30.1)	$10.4	19.4
Employer groups (Note 3)	76.8	(18.3)	58.5	6.5
Customer relationships and other (Note 3)	29.5	(7.6)	21.9	11.1
Trade name (Note 3)	3.2	(3.2)	—	1.5
Covenant not–to-compete (Note 3)	2.2	(1.7)	0.5	2.0

	$152.2	$(60.9)	$91.3

The amortization expense was $20.0 million, $12.7 million and $4.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2009	$16.3
2010	15.8
2011	15.5
2012	15.4
2013	14.0

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. Our 10 largest employer group premiums receivable balances within each of our plans accounted for 48% and 27% of our total premiums receivable as of December 31, 2008 and 2007, respectively. Our Medicare receivable from CMS represented 56% of total receivables as of December 31, 2008, compared with 32% as of December 31, 2007. Our 10 largest employer group premiums within each of our plans accounted for 18%, 18% and 20% of our health plan services premiums for the years then ended December 31, 2008, 2007 and 2006, respectively. The

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

federal government is the only customer of our Government Contracts segment, with premiums and fees accounting for 100% of our Government Contracts revenue. In addition, the federal government is a significant customer of the Company’s Health Plan Services segment as a result of its contract with CMS for coverage of Medicare-eligible individuals. Medicare revenues accounted for 28%, 24% and 22% of our health plan premiums in 2008, 2007 and 2006, respectively.

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

Common stock equivalents arising from dilutive stock options, restricted common stock and RSUs are computed using the treasury stock method; for the years ended December 31, 2008, 2007 and 2006, this amounted to 1,078,000, 2,513,000 and 3,182,000 shares, respectively, which include 299,000, 239,000 and 145,000 aggregate common stock equivalents from dilutive RSUs and restricted common stock, respectively.

Options to purchase an aggregate of 3,051,000, 1,256,000 and 1,258,000 shares of common stock were considered anti-dilutive during 2008, 2007 and 2006, respectively, and were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock for each respective period. These options expire at various times through November 2018 (see Note 8).

We have a $700 million stock repurchase program authorized by our Board of Directors. The remaining authorization under our stock repurchase program as of December 31, 2008 was $103.3 million (see Note 9). On November 4, 2008, we announced that our stock repurchase program is on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, will be undertaking a review of the Company’s strategic direction.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized appreciation (depreciation), after tax, on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan (see Note 10).

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our accumulated other comprehensive income (loss) are as follows:

	For the Years Ended December 31,
	2008	2007
	(Dollars in millions)
Investments:
Unrealized losses on investments available for sale as of January 1	$(0.1)	$(8.9)
Net change in unrealized (losses) gains on investments available for sale	(10.1)	12.0
Reclassification of unrealized losses (gains) to earnings	2.9	(3.2)

Unrealized losses on investments available for sale as of December 31	(7.3)	(0.1)

Defined benefit pension plans:
Prior service cost and net loss amortization as of January 1	(1.1)	(2.3)
Net change in prior service cost and net loss amortization	1.5	1.2

Prior service cost and net loss amortization as of December 31	0.4	(1.1)

Accumulated other comprehensive income (loss)	$(6.9)	$(1.2)

Taxes Based on Premiums

We provide services in certain states, which require premium taxes to be paid by us based on membership or billed premiums. These taxes are paid in lieu of or in addition to state income taxes and totaled $48.0 million in 2008, $43.6 million in 2007 and $36.2 million in 2006. These amounts are recorded in general and administrative expenses on our consolidated statements of operations.

Income Taxes

We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We establish a valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS No. 109). We continually review the adequacy of the valuation allowance and recognize the benefits from our deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized.

We file tax returns in many tax jurisdictions. Often, application of tax rules within the various jurisdictions is subject to differing interpretation. Despite our belief that our tax return positions are fully supportable, we believe that it is probable certain positions will be challenged by taxing authorities, and we may not prevail on the positions as filed. Accordingly, we maintain a liability for the estimated amount of contingent tax challenges by taxing authorities upon examination, in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which we adopted as of January 1, 2007. Prior to 2007, we maintained a liability pursuant to SFAS No. 5, Accounting for Contingencies. FIN 48 clarifies the accounting for uncertain taxes recognized in a company’s financial statements in accordance with SFAS No. 109. The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. The interpretation also requires that any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements be recorded in a liability for unrecognized tax benefits. The

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment. See Note 11 to the consolidated financial statements for additional disclosures related to FIN 48 policies and the impact of adoption.

Recently Issued Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3). This FSP clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. The adoption of FSP FAS 157-3 did not have a material impact on our financial statements or require a change in accounting estimate.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP 142-3 amends the factors to be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective prospectively to intangible assets acquired after January 1, 2009. We do not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). This statement replaces SFAS No. 141, Business Combinations. While retaining the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations, SFAS No. 141 (R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The standard also provides requirements for recognition and measurement of the goodwill acquired in the business combination or gain from a bargain purchase and establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is in the fiscal year beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141 (R) to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financials statements. Under the new standard, noncontrolling interests no longer will be classified within a mezzanine section of the balance sheet but will be reported as a part of equity. The standard also changes a way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

Note 3—Purchases, Acquisitions and Sales

Purchase of The Guardian Life Insurance Company of America’s (The Guardian) Interest in HealthCare Solutions

In 1995, we entered into marketing and risk sharing arrangements with The Guardian covering primarily small group membership in the States of Connecticut, New York and New Jersey. Under these arrangements, our managed care and indemnity products were marketed to existing insureds of The Guardian. In addition, these products were distributed through the brokerage community in an integrated marketing effort under the trade name HealthCare Solutions (HCS). As part of these arrangements, we and The Guardian each retained 50% of the premiums and claims. In addition, we recovered from The Guardian a specified portion of the administrative expenses and the direct marketing costs, which were shared equally.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sale-Leaseback of Tucson, Arizona Property

On June 29, 2007, we sold our commercial campus in Tucson, Arizona (the Tucson Property) to West Coast Capital Partners, LLC (West Coast) and leased it back from West Coast under an operating lease agreement for an initial term of one year, with an option to extend for two additional one-year terms, which we exercised. We received net cash proceeds of $12.7 million and recorded a gain of $6.1 million as contra-G&A expense in the statement of operations in the three months ended June 30, 2007.

Sale of Pennsylvania Subsidiaries

On July 31, 2006, we completed the sale of the subsidiary that formerly held our Pennsylvania health plan and certain of its affiliates (Pennsylvania Subsidiaries). We recognized an estimated $32 million tax benefit and a $0.4 million pretax loss related to this sale in the year ended December 31, 2006. See Note 11 for further information regarding our tax accounting policies related to sales of subsidiaries.

The Pennsylvania Subsidiaries were historically reported as part of our Health Plan Services reportable segment. The revenues and expenses of the Pennsylvania Subsidiaries were negligible for the year ended December 31, 2006.

Acquisition of Universal Care Business

On March 31, 2006, we completed the acquisition of certain health plan businesses of Universal Care, Inc. (Universal Care), a California-based health care company, and paid $74.0 million, including transaction-related costs. The purchase price was allocated to goodwill and intangibles (see Note 2). With this acquisition, we added 83,000 members as of December 31, 2006.

Note 4—Investments

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

During the year ended December 31, 2008, we recognized a $14.6 million loss from other-than-temporary impairments of our cash equivalents and available-for-sale investments. Such other-than-temporary impairments primarily were as a result of investments in corporate debt from Lehman Brothers, money market funds from The Reserve Primary Institutional Fund and preferred stock from Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). Included in the $14.6 million loss is $8.3 million of our investments in Lehman Brothers corporate debt, which were written down to a cost basis of zero. In September 2008, Lehman Brothers Holdings Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, we deemed the recovery of our investments in Lehman Brothers bonds as remote and recognized a loss from other-than-temporary impairment of $8.3 million during the year ended December 31, 2008.

Due to the Lehman bankruptcy, our investment in The Reserve Primary Institutional Fund fell below a net asset value of $1 per share. Lehman short-term debt is one of the underlying investments in this fund. Consistent

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with our treatment of our Lehman Brothers investments, we recognized a loss from other-than-temporary impairment of $4.1 million (included in the $14.6 million loss) during the year ended December 31, 2008, in connection with our investments in The Reserve Primary Institutional Fund.

In September 2008, The Reserve announced its intention to liquidate all of its money market funds and froze all redemptions until an orderly liquidation process could be implemented. As a result, we reclassified $372 million in estimated net asset value we had invested in The Reserve money market funds from cash equivalents to investments available for sale as of September 30, 2008. As of December 31, 2008, we held $50.4 million of their Primary Institutional Fund and $69.2 million of their U.S. Government Fund. On January 16, 2009, The Reserve paid out in full the balance in the U.S. Government Fund and on February 20, 2009, we received $17.1 million of the Primary Fund from The Reserve. The Reserve expects to distribute the remaining amounts in the Primary Institutional Fund by the end of 2009.

Actions taken by the U.S. government to seize control of Fannie Mae and Freddie Mac due to the financial condition and liquidity issues of these government-sponsored entities coupled with weakness in the banking and financial services sectors led us to conclude that the recovery of our investments in these securities is not expected in the near term. In the year ended December 31, 2008, we recognized a loss from other-than-temporary impairments of Fannie Mae and Freddie Mac preferred stock totaling $1.2 million, and our investments in those securities were written down to a cost basis of zero.

In addition, we recognized $1 million in losses from other-than-temporary impairments of other corporate debt and preferred stock primarily issued by financial institutions or banks. Due to credit downgrades and declines in fair values in light of current market conditions, we deemed such impairments to be other-than-temporary.

As of December 31, 2008 and 2007, the amortized cost, gross unrealized holding gains and losses, and fair value of our available-for-sale investments after giving effect to other-than-temporary impairments were as follows:

	2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Asset-backed securities	$527.4	$9.8	$(17.2)	$520.0
U.S. government and agencies	69.5	0.5	—	70.0
Obligations of states and other political subdivisions	577.9	7.3	(9.8)	575.4
Corporate debt securities	341.1	3.4	(5.8)	338.7
Other securities	0.4	0.2	—	0.6

	$1,516.3	$21.2	$(32.8)	$1,504.7

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2007
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Asset-backed securities	$504.9	$2.5	$(3.1)	$504.3
U.S. government and agencies	197.7	0.4	(0.5)	197.6
Obligations of states and other political subdivisions	563.0	2.8	(1.4)	564.4
Corporate debt securities	290.0	1.0	(2.0)	289.0
Other securities	1.8	0.1	—	1.9

	$1,557.4	$6.8	$(7.0)	$1,557.2

As of December 31, 2008, the contractual maturities of our available-for-sale investments were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Due in one year or less	$227.2	$227.2
Due after one year through five years	169.2	169.3
Due after five years through ten years	316.4	314.1
Due after ten years	275.7	273.5
Asset-backed securities	527.4	520.0
Other securities	0 .4	0.6

Total available for sale	$1,516.3	$1,504.7

Proceeds from sales of investments available for sale during 2008 were $1,219.3 million, resulting in gross realized gains and losses of $10.5 million and $14.9 million, respectively. Included in the 2008 gross realized losses of $14.9 million is an other-than-temporary impairment write-down of $14.6 million. Proceeds from sales of investments available for sale during 2007 were $807.6 million, resulting in gross realized gains and losses of $6.2 million and $1.2 million, respectively. Proceeds from sales of investments available for sale during 2006 were $464.8 million, resulting in gross realized gains and losses of $6.5 million and $3.4 million, respectively.

The following table shows our investments’ gross unrealized losses and fair value for individual securities that have been in a continuous loss position through December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed	$91.4	$(10.7)	$40.7	$(6.5)	$132.1	$(17.2)
Obligation of states and other political subdivisions	141.4	(4.9)	52.3	(4.9)	193.7	(9.8)
Corporate debt	111.0	(4.7)	16.0	(1.1)	127.0	(5.8)
Other securities	0.4	—	—	—	0.4	—

	$344.2	$(20.3)	$109.0	$(12.5)	$453.2	$(32.8)

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the number of our individual securities that have been in a continuous loss position at December 31, 2008:

	Less than 12 Months	12 Months or More	Total
Asset-backed	48	20	68
Obligation of states and other political subdivisions	61	15	76
Corporate debt	55	8	63
Other securities	1	—	1

	165	43	208

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

The above referenced investments are interest-yielding debt securities of varying maturities. The unrealized loss position for these securities is due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. However, these securities may be negatively impacted by illiquidity in the market.

The investments listed above are investment grade securities with an average rating of “AA” and “Aa1” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments. We have the ability and current intent to hold to recovery all securities with an unrealized loss position.

Note 5—Property and Equipment

Property and equipment is comprised of the following as of December 31:

	2008	2007
	(Dollars in millions)
Land	$1.7	$1.7
Leasehold improvements under development	4.6	2.6
Buildings and improvements	49.4	43.4
Furniture, equipment and software	304.1	247.6

	359.8	295.3
Less accumulated depreciation	(157.4)	(116.5)

Property and equipment, net	$202.4	$178.8

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our depreciation expense was $40.8 million, $30.3 million and $21.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 6—Financing Arrangements

Amortizing Financing Facility

On December 19, 2007, we entered into a five-year, non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender, and on April 29, 2008, and November 10, 2008, we entered into amendments to the financing facility, which were administrative in nature. In connection with the financing facility, we entered into an interest rate swap agreement (see Note 2). Under the interest rate swap agreement, we pay an amount equal to LIBOR times a notional principal amount and receive in return an amount equal to 4.3% times the same notional principal amount. The financing facility requires one of our subsidiaries to pay semi-annual distributions, in the amount of $17.5 million, to a participant in the financing facility. Unless terminated earlier, the final payment under the facility is scheduled to be made on December 19, 2012.

The financing facility includes limitations (subject to specified exclusions) on our and certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of the business we and our subsidiaries conducted on the closing date of the financing facility. In addition, the financing facility also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio and maintain certain minimum public debt ratings throughout the term of the financing facility. As of December 31, 2008, we were in compliance with all of the covenants under the financing facility.

The financing facility provides that it may be terminated through a series of put and call transactions (1) at the option of one of our wholly-owned subsidiaries at any time after December 20, 2009, or (2) upon the occurrence of certain defined early termination events. These early termination events, include, but are not limited to:

•	nonpayment of certain amounts due by us or certain of our subsidiaries under the financing facility (if not cured within the related time period set forth therein);

•	a change of control (as defined in the financing facility);

•

our failure to maintain the following ratings on our senior indebtedness by any two of the following three rating agencies: (1) a rating of at least BB by Standard & Poor’s Ratings Services (S&P), (2) a rating of at least BB by Fitch, Inc. (Fitch), and (3) a rating of at least Ba2 by Moody’s Investors Service, Inc. (Moody’s). As of December 31, 2008, the ratings with S&P, Fitch and Moody’s on our senior indebtedness were BB, BB+ and Ba3, respectively;

•	cross-acceleration to other indebtedness of our Company in excess of $50 million, including our revolving credit facility;

•	certain ERISA-related events;

•	noncompliance by Health Net with any material term or provision of the HMO Regulations or Insurance Regulations (as each such term is defined in the financing facility);

•	events in bankruptcy, insolvency or reorganization of our Company;

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	undischarged, uninsured judgments in the amount of $50 million or more against our Company; or

•	certain changes in law that could adversely affect a participant in the financing facility.

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

As of December 31, 2008, our current and noncurrent amortizing financing facility payables were $27.3 million and $104.0 million, respectively. As of December 31, 2007, our current and noncurrent amortizing financing facility payables were $35.0 million and $112.4 million, respectively.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of December 31, 2008, no default or event of default had occurred under the indenture governing the Senior Notes.

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

Our Senior Notes payable balance was $398.3 million and $398.1 million as of December 31, 2008 and 2007, respectively.

Revolving Credit Facility

On June 25, 2007, we entered into a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. We entered into an amendment to the credit facility on April 29, 2008, which was administrative in nature. As of December 31, 2008, $150 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $427.1 million (see “—Letters of Credit” below).

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Letters of Credit

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2008 and 2007, we had outstanding letters of credit for $322.9 million and $120.8 million, respectively, resulting in the maximum amount available for borrowing under the revolving credit facility of $427.1 million and $779.2 million, respectively. As of December 31, 2008 and 2007, no amounts have been drawn on any of these letters of credit.

The weighted average annual interest rate on our financing arrangements was approximately 5.7%, 6.5% and 8.9% for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 7—Fair Value Measurements

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents information about our assets measured at fair value on a recurring basis at December 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Assets:
Investments—available for sale
Asset-backed securities	$—	$520.0	$—	$520.0
U.S. government and agencies	36.9	33.1	—	70.0
Obligations of states and other political subdivisions	—	565.2	10.2	575.4
Corporate debt securities	—	338.7	—	338.7
Other securities	0.6	—	—	0.6

	$37.5	$1,457.0	$10.2	$1,504.7

Interest rate swap asset	—	8.0	—	8.0

Total assets at fair value	$37.5	$1,465.0	$10.2	$1,512.7

The changes in the balances of Level 3 financial assets for the year ended December 31, 2008 were as follows (dollars in millions):

2008
(Dollars in millions)
Beginning balance	$—
Total gains and losses
Realized in net income	—
Unrealized in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	(11.6)
Transfers into Level 3	21.8

Ending balance at December 31, 2008	$10.2

Change in unrealized gains (losses) included in net income related to assets still held	$—

During the year ended December 31, 2008, certain auction rate securities experienced “failed” auctions. As a result, these securities’ fair values were determined to be equal to their par values due to the short time periods between coupon resets and the issuers’ credit worthiness.

Note 8—Long-Term Equity Compensation

For the year ended December 31, 2008, the compensation cost that has been charged against income under our long-term incentive plans (the Plans) was $24.1 million. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $9.3 million (See Note 2).

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Plans permit the grant of stock options and other equity awards, including but not limited to restricted stock, restricted stock units (RSUs) and performance share awards to certain employees, officers and non-employee directors. The grant of any award other than an option reduces the number of shares of common stock available for issuance under the 2006 Long-Term Incentive Plan by two shares of common stock for each award and is deemed to be an award of two shares of common stock for each share subject to the award. Stock options are granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant. Stock options carry a maximum term of ten years, and, in general, stock options and other equity awards vest based on one to five years of continuous service, except for certain awards where vesting may be accelerated by virtue of attaining certain performance targets. As of December 31, 2008, there were no outstanding options or awards that had market or performance condition accelerated vesting provisions. Certain stock options and other equity awards also provide for accelerated vesting under the circumstances set forth in the Plans and equity award agreements upon the occurrence of a change in control (as defined in the Plans). At the end of the ten-year term, unexercised stock options are set to expire.

Performance share awards were granted in 2007 and 2008 with 100% cliff vesting at the end of a three-year performance period and provide for vesting in 0% to 200% of shares granted. Shares delivered pursuant to each performance share award will take into account the Company’s attainment of specific performance conditions as outlined in each performance share award agreement.

As of December 31, 2008, we have reserved up to an aggregate of 10.8 million shares of our common stock for issuance under the Plans.

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

The following table provides the weighted-average values of assumptions used in the calculation of grant-date fair values during the years ended December 31:

	2008	2007	2006
Risk-free interest rate	2.96%	4.53%	4.83%
Expected option lives (in years)	5.3	4.8	4.4
Expected volatility for options	34.2%	27.3%	27.7%
Expected dividend yield	None	None	None

The weighted-average grant-date fair values for options granted during 2008, 2007 and 2006 were $8.56, $16.91 and $14.52, respectively. The total intrinsic value of options exercised was $3.9 million, $69.4 million and $52.6 million during the years ended December 31, 2008, 2007 and 2006, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under our various plans as of December 31, 2008, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	6,542,016	$30.38
Granted	325,047	24.00
Exercised	(244,984)	27.23
Forfeited or expired	(491,566)	35.33

Outstanding at December 31, 2008	6,130,513	$29.77	5.05	$251,535

Vested or expected to vest at December 31, 2008 (reflecting estimated forfeiture rates effective January 1, 2008)	5,992,632	$29.57	4.98	$251,535

Exercisable at December 31, 2008	4,882,717	$27.58	4.34	$242,205

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 7.63 – 20.00	291,172	4.07	$11.43	192,672	$10.95
20.01 – 25.00	2,695,245	3.52	23.24	2,657,245	23.23
25.01 – 30.00	1,471,848	5.84	28.67	1,109,722	28.67
30.01 – 40.00	440,259	5.91	33.67	353,050	33.44
40.01 – 50.00	1,014,776	7.18	47.00	504,648	46.88
50.01 – 58.07	217,213	8.18	54.30	65,380	54.09

$ 7.63 – 58.07	6,130,513	5.05	$29.77	4,882,717	$27.58

We have entered into restricted stock and RSU agreements with certain employees. We have awarded shares of restricted common stock under the restricted stock agreements and rights to receive common stock under the RSU agreements to certain employees. Each RSU represents the right to receive, upon vesting, one share of common stock. Awards of restricted stock and RSUs are subject to restrictions on transfer and forfeiture prior to vesting. During the years ended December 31, 2008, 2007 and 2006, we did not award any restricted stock. During the years ended December 31, 2008, 2007 and 2006, we awarded 1,000,699, 945,479 and 607,379 RSUs, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s restricted common stock as of December 31, 2008, and changes during the year then ended is presented below:

	Restricted Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2008	1,250	$23.64
Granted	—	—
Vested	(1,250)	23.64
Forfeited	—	—

Balance at December 31, 2008	—	$—

Expected to vest at December 31, 2008	—	$—

A summary of RSU activity under our various plans as of December 31, 2008, and changes during the year then ended is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,338,330	$48.30	$0.001
Granted	1,000,699	47.47	0.001
Vested	(31,250)	46.76	0.001
Forfeited	(338,700)	51.02	0.001

Outstanding at December 31, 2008	1,969,079	$49.59	$0.001	8.46	$21,441,301

Expected to vest at December 31, 2008 (reflecting estimated forfeiture rates effective January 1, 2008)	1,349,228	$49.61	$0.001	8.37	$14,691,744

The fair value of restricted common stock and RSUs is determined based on the market value of the shares on the date of grant. We did not grant any restricted common stock during the years ended December 31, 2008, 2007 and 2006. The aggregate intrinsic values of restricted shares vested during the years ended December 31, 2008, 2007 and 2006, were $40 thousand, $4.6 million and $6.0 million, respectively. The weighted-average grant-date fair values of RSUs granted during the years ended December 31, 2008, 2007 and 2006 were $47.47, $54.13 and $47.16, respectively. The aggregate intrinsic values of RSUs vested during the years ended December 31, 2008, 2007 and 2006, were $0.5 million, $10 thousand and $0, respectively. Compensation expense recorded for the restricted common stock was $2,000, $2,000 and $498,000 during the years ended December 31, 2008, 2007 and 2006, respectively. Compensation expense recorded for the RSUs was $19,274,000, $14,973,000 and $4,049,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options, RSUs and restricted stock was $10.0 million, $48.9 million and $0, respectively, which is expected to be recognized over a weighted-average period of 1.05 years, 1.44 years and 0 years, respectively.

Under the Company’s various stock option and long-term incentive plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and exercise price obligations arising from the vesting of stock options and other equity awards made there-under. During the year ended December 31, 2008, we withheld 15,057 shares of common stock at the

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

election of employees and non-employee directors to satisfy their tax withholding and exercise price obligations arising from the vesting of stock options and restricted stock awards.

We become entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options, restricted shares and RSUs when vesting occurs, the restrictions are released and the shares are issued. Stock options, restricted common stock and RSUs are forfeited if the employees terminate their employment prior to vesting.

Note 9—Capital Stock

As of December 31, 2008, there were 143,753,000 shares of our Common Stock issued and 40,045,000 shares of Common Stock held in treasury, resulting in 103,708,000 shares of our Common Stock outstanding.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Repurchase Program

We have a $700 million stock repurchase program authorized by our Board of Directors. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from employee stock options. We repurchased 6,851,595 shares of our common stock during the year ended December 31, 2008, for aggregate consideration of approximately $242.8 million.

The remaining authorization under our stock repurchase program as of December 31, 2008 was $103.3 million. As of December 31, 2008, we had repurchased a cumulative aggregate of 36,623,347 shares of our common stock under our stock repurchase program at an average price of $34.40 per share for aggregate consideration of $1,259.8 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options). We used net free cash available to fund the share repurchases.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 4, 2008, we announced that our stock repurchase program is on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, will be undertaking a review of the Company’s strategic direction.

Note 10—Employee Benefit Plans

Defined Contribution Retirement Plans

We and certain of our subsidiaries sponsor defined contribution retirement plans intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the Code). The plans were amended in December 2008 to comply with, among other things, Section 415 of the Code. Participation in the plans is available to substantially all employees who meet certain eligibility requirements and elect to participate. Employees may contribute up to the maximum limits allowed by Sections 401(k) and 415 of the Code, with Company contributions based on matching or other formulas. Our expense under these plans totaled $19.8 million, $20.6 million and $16.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in general and administrative expense in our consolidated statements of operations.

Deferred Compensation Plans

We have a voluntary deferred compensation plan pursuant to which certain management and highly compensated employees are eligible to defer a certain portion of their regular compensation and bonuses. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. This plan is unfunded. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account. In December 2008, the plan was amended to comply with, among other things, Section 409A of the Code.

As of December 31, 2008 and 2007, the liability under these plans amounted to $41.5 million and $48.6 million, respectively. These liabilities are included in other noncurrent liabilities on our consolidated balance sheets. Deferred compensation expense is recognized for the amount of earnings or losses credited to participant accounts. Our expense under these plans totaled $5.7 million, $3.3 million and $4.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in general and administrative expense in our consolidated statements of operations.

Pension and Other Postretirement Benefit Plans

In 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS No. 158). SFAS No. 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the employer’s fiscal year end, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS No. 158 does not change the amount of net periodic benefit cost included in net income or address the various measurements issues associated with postretirement benefit plan

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 for public entities. The requirement to measure the funded status of a plan as of the date of its year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted the provisions of SFAS No. 158 at December 31, 2006, which resulted in an increase in pension obligation of $2.0 million and a decrease in accumulated other comprehensive income for the same amount.

Pension Plans—We have an unfunded non-qualified defined benefit pension plan, the Supplemental Executive Retirement Plan. The plan was amended and restated effective in January 2008 to comply with Section 409A of the Code. This plan is noncontributory and covers key executives as selected by the Board of Directors. Benefits under the plan are based on years of service and level of compensation during the final five years of service.

Postretirement Health and Life Plans—Certain of our subsidiaries sponsor postretirement defined benefit health care and life insurance plans that provide postretirement medical and life insurance benefits to directors, key executives, employees and dependents who meet certain eligibility requirements. The Health Net health care plan is non-contributory for employees retired prior to December 1, 1995 who have attained the age of 62; employees retiring after December 1, 1995 who have attained age 62 contribute from 25% to 100% of the cost of coverage depending upon years of service. The plan was amended in 2008 to vest benefits for eligible associates who were terminated in connection with the Company’s operations strategy. We have two other benefit plans that we have acquired as part of the acquisitions made in 1997. One of the plans is frozen and non-contributory, whereas the other plan is contributory by certain participants. Under these plans, we pay a percentage of the costs of medical, dental and vision benefits during retirement. The plans include certain cost-sharing features such as deductibles, co-insurance and maximum annual benefit amounts that vary based principally on years of credited service.

The following table sets forth the plans’ obligations and funded status at December 31:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(Dollars in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$26.2	$25.2	$9.5	$9.7
Service cost	1.2	1.3	0.2	0.3
Interest cost	1.6	1.4	0.6	0.5
Benefits paid	(1.0)	(0.9)	(0.5)	(0.4)
Actuarial (gain) loss	(2.3)	(0.8)	0.3	(0.6)

Benefit obligation, end of year	$25.7	$26.2	$10.1	$9.5

Change in fair value of plan assets:
Plan assets, beginning of year	$—	$—	$—	$—
Employer contribution	1.0	0.9	0.5	0.4
Benefits paid	(1.0)	(0.9)	(0.5)	(0.4)

Plan assets, end of year	$—	$—	$—	$—

Underfunded status, end of year	$(25.7)	$(26.2)	$(10.1)	$(9.5)

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in our consolidated balance sheet as of December 31 consist of:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(Dollars in millions)
Noncurrent assets	—	—	—	—
Current liabilities	$(1.0)	$(1.0)	$(0.6)	$(0.5)
Noncurrent liabilities	(24.7)	(25.2)	(9.5)	(9.0)

Net amount recognized	$(25.7)	$(26.2)	$(10.1)	$(9.5)

Amounts recognized in accumulated other comprehensive income as of December 31 consist of:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(Dollars in millions)
Prior service cost	$0.5	$0.8	$0.1	$0.1
Net loss (gain)	(1.0)	0.4	0.1	(0.2)

	$(0.5)	$1.2	$0.2	$(0.1)

The following table sets forth our plans with an accumulated benefit obligation in excess of plan assets at December 31:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(Dollars in millions)
Projected benefit obligation	$25.7	$26.2	$10.1	$9.5
Accumulated benefit obligation	18.4	17.7	10.1	9.5
Fair value of plan assets	$—	$—	$—	$—

Components of net periodic benefit cost recognized in our consolidated statements of operations as general and administrative expense for years ended December 31:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
	(Dollars in millions)
Service Cost	$1.2	$1.3	$1.1	$0.2	$0.3	$0.4
Interest Cost	1.6	1.4	1.2	0.6	0.5	0.6
Amortization of prior service cost	0.5	0.5	0.5	—	—	—
Amortization of net (gain) loss	—	—	0.1	—	0.1	0.1

Net periodic benefit cost	$3.3	$3.2	$2.9	$0.8	$0.9	$1.1

The estimated net (gain) loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $49,000 and $0.5 million, respectively.

All of our pension and other postretirement benefit plans are unfunded. Employer contributions equal benefits paid during the year. Therefore, no return on assets is expected.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional Information

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Assumptions
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	6.6%	6.5%	6.6%	6.5%
Rate of compensation increase	5.9%	5.9%	N/A	N/A

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	6.5%	5.8%	5.5%	6.5%	5.8%	5.5%
Rate of compensation increase	5.9%	5.9%	5.8%	N/A	N/A	N/A

The discount rates we used to measure our obligations under our pension and other post-retirement plans at December 31, 2008 and 2007 mirror the rate of return expected from high-quality fixed income investments.

	2008	2007
Assumed Health Care Cost Trend Rates at December 31:
Health care cost trend rate assumed for next year	10.0%	10.2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2016	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2008:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in millions)
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$1.0	$(0.9)

Contributions

We expect to contribute $1,010,000 to our pension plan and $575,000 to our postretirement health and life plans throughout 2009. The entire amount expected to be contributed, in the form of cash, to the defined benefit pension and postretirement health and life plans during 2009 is expected to be paid out as benefits during the same year.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Future Benefit Payments

We estimate that benefit payments related to our pension and postretirement health and life plans over the next ten years will be as follows:

	Pension Benefits	Other Benefits
	(Dollars in millions)
2009	$1.0	$0.6
2010	1.0	0.7
2011	1.1	0.8
2012	1.2	0.9
2013	1.4	0.9
Years 2014 – 2018	11.9	3.9

Note 11—Income Taxes

We have restated the current and deferred tax expense amounts for the year ended December 31, 2007 from amounts previously reported due to an offsetting clerical error discovered subsequent to the issuance of our consolidated financial statements and notes thereto for the year ended December 31, 2007. This restatement has no impact to the total income tax provision for the year ended December 31, 2007. This restatement also has no impact to the 2007 consolidated balance sheet and statement of operations as previously reported.

The following table summarizes the restatement adjustments and their impact on the components of our income tax expense as previously reported for the year ended December 31, 2007.

	As Previously Reported	Adjustment	As Restated
(In millions)
Current tax expense: Federal	$50.8	$172.8	$223.6
Current tax expense: State	15.9	24.4	40.3

Current tax expense	66.7	197.2	263.9
Deferred income taxes	98.6	(197.2)	$(98.6)

The income tax expense restatement also had the following impact to the Deferred income taxes and Other current assets, receivables and noncurrent assets reported in the Cash flows from operating activities section of the Statement of Cash Flows for the year ended December 31, 2007. This restatement has no impact to the Net cash provided by operating activities as previously reported.

	As Previously Reported	Adjustment	As Restated
(In millions)
Deferred income taxes	$98.6	$(197.2)	$(98.6)
Other current assets, receivables and noncurrent assets	(53.5)	197.2	143.7
Net cash provided by operating activities	605.5	—	605.5

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the provision for income taxes are as follows for the years ended December 31:

	2008	2007 As Restated	2006
	(Dollars in millions)
Current tax expense:
Federal	$37.2	$223.6	$79.7
State	(0.1)	40.3	19.1

Total current tax expense	37.1	263.9	98.8
Deferred tax expense (benefit)	15.4	(98.6)	51.3
Interest expense, gross of related tax effects	(0.4)	(0.1)	(0.6)

Total income tax provision	$52.1	$165.2	$149.5

A reconciliation of the statutory federal income tax rate and the effective income tax rate on income is as follows for the years ended December 31:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax effect	4.8	5.1	2.9
Tax exempt interest income	(4.1)	(1.4)	(0.9)
Fines and penalties	1.1	0.2	—
Class action lawsuit expenses	(3.0)	2.4	—
Valuation allowance against net operating losses and tax credits	—	5.3	—
Sale of subsidiaries	—	—	(6.2)
Other, net	1.6	(0.6)	0.4

Effective income tax rate	35.4%	46.0%	31.2%

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2008	2007
	(Dollars in millions)
DEFERRED TAX ASSETS:
Accrued liabilities	$138.0	$173.1
Insurance loss reserves and unearned premiums	22.5	20.4
Tax credit carryforwards	4.4	7.2
Accrued compensation and benefits	72.0	63.4
Deferred gain and revenues	31.3	33.3
Net operating and capital loss carryforwards	57.6	59.7
Other	5.4	0.9

Deferred tax assets before valuation allowance	331.2	358.0
Valuation allowance	(50.4)	(51.5)

Net deferred tax assets	$280.8	$306.5

DEFERRED TAX LIABILITIES:
Depreciable and amortizable property	$27.2	$55.4
Deferred revenue	45.1	34.7
Discount on notes	6.9	10.9
Other	32.1	24.9

Deferred tax liabilities	$111.3	$125.9

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2008, 2007 and 2006, income tax benefits attributable to employee stock option and restricted stock transactions of $0.1 million, $26.2 million and $21.3 million, respectively, were allocated to stockholders’ equity.

As of December 31, 2008, we had federal and state net operating loss carryforwards of approximately $117.8 million and $234.9 million, respectively. The net operating loss carryforwards expire at various dates through 2028.

Limitations on utilization may apply to approximately $92 million and $179.1 million of the federal and state net operating loss carryforwards, respectively. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits. Of the $50.4 million total valuation allowance, $13.1 million will be allocated to reduce goodwill in the event the deferred tax assets for the net operating loss carry-forwards from a prior acquisition are realized.

Our tax provision for 2008 includes the impact of a $1.1 million decrease to valuation allowances as a result of the utilization of previously unrecognized deferred tax assets.

Our tax provision for 2007 includes the impact of a $30.3 million increase to valuation allowances established against deferred tax assets for primarily net operating loss carryforwards and tax credits of a particular subsidiary. The Company weighed both positive and negative evidence in evaluating the realizability of the tax benefits relating to the net operating loss and credit carryforwards and believes, due to a sharp decline in 2007 profit and future profit forecasts of the subsidiary, that it is unlikely any tax benefits relating to these loss and credit carry-forwards will be realized.

Included in our tax provision for 2006 is a $31.8 million tax benefit from the sale of a subsidiary primarily due to the difference in the amount of goodwill included in the carrying value of the stock prior to sale. The difference in carrying value and resulting loss on sale has been reported as a permanent difference in accordance with SFAS No. 109, Accounting for Income Taxes. This practice has been consistently applied with respect to prior, substantially similar transactions.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of related interest, is as follows:

	2008	2007
	(Dollars in millions)
Gross unrecognized tax benefits at beginning of year	$55.1	$105.5
Decreases in unrecognized tax benefits related to a prior year	(0.5)	(38.4)
Increases in unrecognized tax benefits related to the current year	3.2	7.9
Settlements with taxing authorities	—	(16.2)
Lapse in statute of limitations for assessment	(4.6)	(3.7)

Gross unrecognized tax benefits at end of year	$53.2	$55.1

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the $58.1 million total liability at December 31, 2008 for unrecognized tax benefits, approximately $18.4 million would, if recognized, impact the company’s effective tax rate. The remaining $39.7 million would impact deferred tax assets. Of the $59.8 million total liability at December 31, 2007 for unrecognized tax benefits, approximately $20.5 million would, if recognized, impact the company’s effective tax rate. The remaining $39.3 million would impact deferred tax assets.

We recognized interest and any applicable penalties, which could be assessed related to unrecognized tax benefits in income tax provision expense. Accrued interest and penalties are included within the related tax liability in the consolidated balance sheet. During 2008, 2007 and 2006, $(0.4) million, $(0.1) million and $(0.4) million of interest was recorded as income tax provision benefit, respectively. We reported interest accruals of $4.8 million and $4.4 million at December 31, 2008 and 2007, respectively. Provision expense and accruals for penalties were immaterial in all reporting periods.

We file tax returns in the federal as well as several state tax jurisdictions. As of December 31, 2008, tax years subject to examination in the federal jurisdiction are 2006 and forward. The most significant state tax jurisdiction for the company is California, and tax years subject to examination by that jurisdiction are 2003 and forward. Presently we are under examination as a large taxpayer by the Internal Revenue Service covering tax year 2006, and in addition, we are in the process of examination by various state taxing authorities. We do not believe that any ongoing examination will have a material impact on our consolidated balance sheet. In addition, we do not anticipate any significant changes to our liability for unrecognized tax benefits within the next 12 months.

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

Note 12—Regulatory Requirements

All of our health plans as well as our insurance subsidiaries are required to periodically file financial statements with regulatory agencies in accordance with statutory accounting and reporting practices. Under the Knox-Keene Health Care Service Plan Act of 1975, as amended, California plans must comply with certain minimum capital or tangible net equity requirements. Our non-California health plans, as well as our health and life insurance companies, must comply with their respective state’s minimum regulatory capital requirements and, in certain cases, maintain minimum investment amounts for the restricted use of the regulators in certain limited circumstances. Within the scope of state statutes and/or other parameters established by the regulators, we have discretion as to whether we invest such funds in cash and cash equivalents or other investments. Restricted cash and cash equivalents, as of December 31, 2008 and 2007, totaled $63.5 million and $30.5 million, respectively. Investment securities held by trustees or agencies pursuant to state regulatory requirements were $55.3 million and $79.3 million as of December 31, 2008 and 2007, respectively. See the “Restricted Assets” section in Note 2 for additional information.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk based capital (RBC) or other statutory capital requirements under various state laws and regulations. During the year ended December 31, 2008, we made capital contributions of $240.6 million to various subsidiaries to meet RBC or other statutory capital requirements. As a result of the above requirements and other regulatory requirements, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to us. Such restrictions, unless amended or waived, limit the use of any

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends which can be paid by the insurance company subsidiaries to us without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. Management believes that as of December 31, 2008 all of our active health plans and insurance subsidiaries met their respective regulatory requirements in all material respects.

Note 13—Commitments and Contingencies

Legal Proceedings

Litigation Related to the Sale of Businesses

AmCareco Litigation

We are a defendant in two related litigation matters pending in Louisiana and Texas state courts, both of which relate to claims asserted by three separate state receivers overseeing the liquidation of three health plans in Louisiana, Texas and Oklahoma that were previously owned by our former subsidiary, Foundation Health Corporation (FHC), which merged into Health Net, Inc. in January 2001. In 1999, FHC sold its interest in these plans to AmCareco, Inc. (AmCareco). We retained a minority interest in the three plans after the sale. Thereafter, the three plans became known as AmCare of Louisiana (AmCare-LA), AmCare of Oklahoma (AmCare-OK) and AmCare of Texas (AmCare-TX). In 2002, three years after the sale of the plans to AmCareco, each of the AmCare plans was placed under state oversight and ultimately into receivership. The receivers for each of the AmCare plans filed suit against us contending that, among other things, we were responsible as a “controlling shareholder” of AmCareco following the sale of the plans for post-acquisition misconduct by AmCareco and others that caused the three health plans to fail and ultimately be placed into receivership.

On June 16, 2005, a consolidated trial of the claims asserted against us by the three receivers commenced in state court in Baton Rouge, Louisiana. The claims of the receiver for AmCare-TX were tried before a jury and the claims of the receivers for the AmCare-LA and AmCare-OK were tried before the judge in the same proceeding. On June 30, 2005, the jury considering the claims of the receiver for AmCare-TX returned a verdict against us in the amount of $117.4 million, consisting of $52.4 million in compensatory damages and $65 million in punitive damages. The Court later reduced the compensatory and punitive damages awards to $36.7 million and $45.5 million, respectively, and entered judgments against us in those amounts.

The proceedings regarding the claims of the receivers for AmCare-LA and AmCare-OK concluded on July 8, 2005. On November 4, 2005, the Court issued separate judgments on those claims that awarded $9.5 million in compensatory damages to AmCare-LA and $17 million in compensatory damages to AmCare-OK, respectively. The Court later denied requests by AmCare-LA and AmCare-OK for attorneys’ fees and punitive damages. We thereafter appealed both judgments, and the receivers for AmCare-LA and AmCare-OK each appealed the orders denying them attorneys’ fees and punitive damages.

On December 30, 2008, the Court of Appeal issued its judgment on each of the appeals. It reversed in their entirety the trial court’s judgments in favor of the AmCare-TX and AmCare-OK receivers, and entered judgment in our favor against those receivers, finding that the receivers’ claims failed as a matter of law. As a result, those receivers’ cross appeals were rendered moot. The Court of Appeal also reversed the trial court judgment in favor of the AmCare-LA receiver, with the exception of a single breach of contract claim, on which it entered judgment in favor of the AmCare-LA receiver in the amount of $2 million. On January 14, 2009, the three receivers filed a request for rehearing by the Court of Appeal. On February 13, 2009, the Court of Appeal denied the request for a rehearing. The receivers have 30 days from that date to file an application for a writ with the Louisiana Supreme Court.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In light of the original trial court judgments against us, on November 3, 2006, we filed a complaint in the U.S. District Court for the Middle District of Louisiana and simultaneously filed an identical suit in the 19th Judicial District Court in East Baton Rouge Parish seeking to nullify the three judgments that were rendered against us on the grounds of ill practice which resulted in the judgments entered. We have alleged that the judgments and other prejudicial rulings rendered in these cases were the result of impermissible ex parté contacts between the receivers, their counsel and the trial court during the course of the litigation. Preliminary motions and exceptions have been filed by the receivers for AmCare-TX, AmCare-OK and AmCare-LA seeking dismissal of our claim for nullification on various grounds. The federal judge dismissed Health Net’s federal complaint and Health Net appealed to the U.S. Fifth Circuit Court of Appeals. On July 8, 2008, the Fifth Circuit issued an opinion affirming the district court’s dismissal of the federal complaint, albeit on different legal grounds from those relied upon by the district court. The state court nullity action has been stayed pending the resolution of Health Net’s jurisdictional appeal in the federal action and has remained stayed during the pendency of the appeal of the underlying judgments.

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

Litigation Relating to Rescission of Policies

In recent years, there has been growing public attention, especially in California to the practices of health plans and health insurers involving the rescission of members’ policies for misrepresenting their health status on applications for coverage. On October 23, 2007, the California Department of Managed Health Care (DMHC) and the California Department of Insurance (DOI) announced their intention to issue joint regulations limiting the rights of health plans and insurers to rescind coverage. The DMHC has issued draft proposed regulations but has not formally promulgated any regulations to date. The DOI has not issued any proposed regulations. In addition, effective January 1, 2008, newly enacted legislation in California requires health plans and insurers to pay health care providers who, under certain circumstances, have rendered services to members whose policies are subsequently rescinded. The issue of rescissions has also attracted increasing media attention, and both the DMHC and the DOI have been conducting surveys of the rescission practices of health plans, including ours. Other government agencies, including the Attorney General of California, are investigating, or have indicated that they may be interested in investigating, rescissions and related activities.

On October 16, 2007, the DMHC initiated a survey of Health Net of California’s activities regarding the rescission of policies for the period January 1, 2004 through June 30, 2006. Following completion of the survey, on May 15, 2008, Health Net of California entered into a settlement agreement with the DMHC. The settlement agreement requires Health Net of California to (1) pay a $300,000 administrative fine, (2) offer future coverage to all 85 HMO enrollees who had coverage rescinded from January 1, 2004 through May 15, 2008, (3) offer those enrollees an opportunity to participate in an expedited review process where the enrollee could seek to resolve claims for out-of-pocket medical expenses and other damages incurred as a result of the rescission, and (4) file a corrective action plan for various internal procedural changes by June 30, 2008. Health Net of California filed the corrective action plan by the due date and has commenced implementation of the corrective action plan. Failure to substantially implement the actions set forth in the corrective action plan will subject Health Net of California to a potential penalty of up to $3 million.

On April 7, 2008, the DOI commenced an audit of Health Net Life Insurance Company’s rescission practices and related claims settlement practices for the period January 1, 2004 through February 29, 2008. On

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 12, 2008, Health Net Life entered into a settlement agreement with the DOI, which resolves all DOI matters regarding Health Net Life’s rescission practices from January 2004 to date. Under the settlement agreement, Health Net Life paid a $3.6 million penalty in and agreed to certain corrective actions, including offering future coverage to all 926 rescinded PPO insureds and offering an opportunity to participate in an expedited review process that allows former insureds to seek to resolve their claims for damages incurred as a result of their rescission. On October 7, 2008, Health Net Life filed a corrective action proposal for various procedure changes. Failure to substantially comply with the settlement agreement subjects Health Net Life to a potential additional monetary penalty of up to $3.6 million.

We are also party to arbitrations and litigation, including a putative class action lawsuit filed in April 2008 in Los Angeles Superior Court, in which rescinded members allege that we unlawfully rescinded their coverage. The lawsuits generally seek to recover the cost of medical services that were not paid for as a result of the rescission, and in some cases they also seek damages for emotional distress, attorney fees and punitive damages. On February 20, 2008, the Los Angeles City Attorney filed a complaint against Health Net in the Los Angeles Superior Court relating to our underwriting practices and rescission of certain individual policies. The complaint sought equitable relief and civil penalties for, among other things, alleged false advertising, violations of unfair competition laws and violations of the California Penal Code. On February 10, 2009, we entered into settlement agreements that resolved both the putative class action and the Los Angeles City Attorney’s lawsuit. Under the terms of the settlement agreements, we agreed to pay a total of $6.3 million to class members (individuals rescinded between February 20, 2004 and February 10, 2009), in accordance with an agreed upon distribution formula. The class action settlement agreement also provides that we will reimburse class members for certain out-of-pocket expenses related to covered medical services that occurred between the time of their original enrollment and the date of their rescission, and we will also hold them harmless for certain unpaid bills for such services. Under the agreement, our reimbursement and hold harmless obligations are capped at a total of $3 million in the aggregate. We will also pay attorney fees of approximately $2 million. Under the terms of the two agreements, we also agreed that we would not engage in any rescissions in California until January 31, 2010, unless legislation or regulations governing the process for rescissions is enacted, or we implement a third party independent review process that is not objected to by the DMHC or the DOI. The agreement with the City Attorney also provides that we will pay a $2 million civil penalty, as well as contribute $500,000 as cy pres payments to specified non-profit organizations that support childrens’ healthcare. We also agreed as part of the settlements to offer coverage to class members on a going forward basis without medical underwriting, similar to the offer we agreed to make as part of our settlements with the DMHC and DOI. On February 11, 2009, the court gave preliminary approval of the settlements and scheduled a final approval hearing for May 26, 2009. Class members will be given notice of the settlement, and an opportunity to opt out of the agreement, or to file objections to the settlement, which will be considered by the court at the final approval hearing. All of the settlement amounts have been fully accrued for as of December 31, 2008.

We cannot predict the outcome of the anticipated regulatory proposals described above, nor the extent to which we may be affected by the enactment of those or other regulatory or legislative activities relating to rescissions. Such legislation or regulation, including measures that would cause us to change our current manner of operation or increase our exposure to liability, could have a material adverse effect on our results of operations, financial condition and ability to compete in our industry. Similarly, given the complexity and scope of rescission lawsuits, their final outcome cannot be predicted with any certainty. It is possible that in a particular quarter or annual period our results of operations could be adversely affected by an ultimate unfavorable resolution of these cases.

Proceedings Relating to Claims Payment Practices

On March 13, 2008, we entered into a final settlement agreement with the plaintiffs in the McCoy, Wachtel and Scharfman lawsuits, which were nationwide class actions principally relating to our out-of-network claims

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment practices. We are currently in the process of implementing the terms of the settlement agreement. We were also the subject of a regulatory investigation conducted by the New Jersey Department of Banking and Insurance (“DOBI”) related principally to the timeliness and accuracy of our claims payment practices for services rendered by out-of-network providers in New Jersey. On August 26, 2008, we entered into a consent order with DOBI and agreed to remediate certain claims and pay a $13 million fine. We completed the remediation of the claims as of August 1, 2008. In the third quarter of 2007, we recorded a $296.8 million charge relating to the settlement of the McCoy, Wachtel and Scharfman cases, including the $13 million fine arising from the consent order with DOBI.

On February 13, 2008, the New York Attorney General (NYAG) announced that his office was conducting an industry-wide investigation into the manner in which health insurers calculate “usual, customary and reasonable” charges for purposes of reimbursing members for out-of-network medical services. The NYAG’s office issued subpoenas to 16 health insurance companies, including us, in connection with this investigation. As described by the NYAG in a press conference on February 13, 2008, the threatened claims appear to be similar in part to those asserted by the plaintiffs in the McCoy, Wachtel and Scharfman cases described above. We are in the process of responding to the subpoena and are cooperating with the NYAG as appropriate in his investigation. On January 13, 2009, the NYAG announced that, as a result of his investigation, his office had entered into a settlement agreement with UnitedHealth Group, Inc., which owns and operates Ingenix, the company that supplied the database used by many health insurers, including us, to determine certain out-of-network reimbursements. Under the terms of the settlement, United will discontinue its ownership and operation of those databases, and will pay $50 million towards creation of a new database to be owned and operated by a non-profit organization in New York. Since the announcement of the agreement with United, the NYAG has reached agreements with some other health plans, under which they agreed to make payments towards the creation of the database and, in some instances, agree to utilize the database if certain conditions are satisfied. At the time of the announcement of the settlement, the NYAG indicated his intent to continue his investigation with respect to other health insurers. In the meantime, the Connecticut Attorney General has also been investigating health plans’ reimbursement of out-of-network services. On March 28, 2008, we received a request for voluntary production from the Connecticut Attorney General that sought information similar to that subpoenaed by the NYAG. We are in the process of responding to the request and are cooperating with the Connecticut Attorney General as appropriate in his investigation.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Operating Leases and Long-Term Purchase Obligations

Operating Leases

We lease administrative office space throughout the country under various operating leases. Certain leases contain renewal options and rent escalation clauses. Certain leases are cancelable with substantial penalties.

On March 29, 2007, we sold our 68-acre commercial campus in Shelton, Connecticut (the “Shelton Property”) to The Dacourt Group, Inc. (“Dacourt”) and leased it back from Dacourt under an operating lease agreement for an initial term of ten years with an option to extend for two additional terms of ten years each. The total future minimum lease commitments under the lease are approximately $70.1 million.

Effective January 1, 2005, we entered into an operating lease agreement to renew our leased office space in Woodland Hills, California for our corporate headquarters. The new lease is for a term of 10 years and has provisions for space reduction at specific times over the term of the lease, but it does not provide for complete cancellation rights. The total future minimum lease commitments under the lease are approximately $19.2 million.

Long-Term Purchase Obligations

We have entered into long-term agreements to purchase various services, which may contain certain termination provisions and have remaining terms in excess of one year as of December 31, 2008.

We have entered into long-term agreements to receive services related to pharmacy benefit management, pharmacy claims processing services and health quality/risk scoring enhancement services with external third-party service providers. The remaining terms are approximately three years for each of these contracts. Termination of these agreements is subject to certain termination provisions. The total future minimum commitments under these agreements are $122.0 million and are included in the table below.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 19, 2008, we entered into a five and one-half year agreement with International Business Machines Corporation (IBM) to outsource our IT infrastructure management services including data center services, IT security management and help desk support. The total future minimum commitments under the agreement are $295.0 million.

On September 30, 2008, we entered into a five year and three month agreement with Cognizant Technology Solutions U.S. Corporation (Cognizant) to outsource our software applications development and management activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with services including the following: application development, testing and monitoring services, application maintenance and support services, project management services and cross functional services. The total future commitments under the agreement are $107.8 million.

On January 23, 2009, we also entered into a five year and two months agreement with Cognizant to outsource a substantial portion of our claims processing activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with claims adjudication, adjustment, audit and process improvement services. The total future commitments under the agreement are $13.3 million.

We have also entered into contracts with our health care providers and facilities, the federal government, other IT service companies and other parties within the normal course of our business for the purpose of providing health care services. Certain of these contracts are cancelable with substantial penalties.

As of December 31, 2008, future minimum commitments for operating leases and long-term purchase obligations for the years ending December 31 are as follows:

	Operating Leases	Long-Term Purchase Obligations
	(Dollars in millions)
2009	$64.9	$140.8
2010	59.4	133.4
2011	52.3	126.4
2012	35.2	85.4
2013	29.3	70.5
Thereafter	60.7	5.5

Total minimum commitments	$301.8	$562.0

Lease expense totaled $71.1 million, $70.7 million and $69.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Long-term purchase obligation expenses totaled $33.9 million, $39.3 million and $33.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We will recognize a liability for any amounts actually, or expected to be, funded to these surety bonds or drawn down from the letters of credit. At this time, the Company does not believe it will be required to fund or draw down any amounts related to the surety bonds or the LC. Accordingly, no liability related to the surety bonds or the LC has been recognized in the Company’s financial statements as of December 31, 2008 and 2007.

Note 14—Related Parties

One current executive officer of the Company is a director of an industry-related association, of which the Company is a member and we paid dues of $1.0 million, $1.1 million and $1.1 million in 2008, 2007 and 2006, respectively.

As of December 31, 2008, there were no employee loans outstanding.

Note 15—2006 Litigation Charges

We recorded a $37.1 million litigation charge in the fourth quarter of 2006 in connection with recent developments in the Wachtel v. Health Net, Inc. et al. and McCoy v. Health Net, Inc. et al. cases. These two lawsuits are styled as nationwide class actions and are pending in the United States District Court for the District of New Jersey on behalf of a class of subscribers in a number of our large and small employer group plans. The litigation charge was recorded in anticipation of the Company’s on-going litigation defense expenses in these matters. These lawsuits were preliminarily settled in the third quarter of 2007. See Note 13 for additional information on this litigation matter.

Note 16—Segment Information

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Presented below are segment data for the three years ended December 31.

2008

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$12,392.0	$2,835.3	$—	$15,227.3
Intersegment revenues	55.1	0.2	(55.3)	—
Net investment income	91.0	—	—	91.0
Administrative services fees and other income	48.3	—	—	48.3
Interest expense	42.9	—	—	42.9
Depreciation and amortization	59.9	—	—	59.9
Share-based compensation expense	21.9	2.2	—	24.1
Segment pretax income	$14.4	$132.7	—	$147.1

2007

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$11,435.3	$2,501.7	$—	$13,937.0
Intersegment revenues	9.6	—	(9.6)	—
Net investment income	120.2	—	—	120.2
Administrative services fees and other income	51.1	—	—	51.1
Interest expense	32.5	—	—	32.5
Depreciation and amortization	43.0	—	—	43.0
Share-based compensation expense	22.7	1.6	—	24.3
Segment pretax income	$164.8	$194.1	$—	$358.9

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$10,364.7	$2,376.0	$—	$12,740.7
Intersegment revenues	10.1	—	(10.1)	—
Net investment income	111.0	—	—	111.0
Administrative services fees and other income	56.6	—	—	56.6
Interest expense	51.2	—	—	51.2
Depreciation and amortization	25.6	—	—	25.6
Share-based compensation expense	18.0	2.1	—	20.1
Segment pretax income	$444.5	$141.5	$—	$586.0

Our health plan services premium revenue by line of business is as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Commercial premium revenue	$7,797.5	$7,468.0	$6,903.5
Medicare Risk premium revenue	3,521.5	2,778.9	2,304.4
Medicaid premium revenue	1,073.0	1,188.4	1,156.8

Total Health Plan Services premiums	$12,392.0	$11,435.3	$10,364.7

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income from continuing operations before income taxes and cumulative effect of a change in accounting principle for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	(Dollars in millions)
Total reportable segment pretax income	$147.1	$358.9	$586.0
Debt refinancing charge	—	—	(70.1)
Litigation, severance and related benefit costs	—	—	(37.1)

Income from continuing operations before income taxes	$147.1	$358.9	$478.8

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Reserves for Claims and Other Settlements

Reserves for claims and other settlements include reserves for claims (incurred but not reported (IBNR) claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our Health Plan Services reporting segment. The table below provides a reconciliation of changes in reserve for claims for the years ended December 31, 2008, 2007 and 2006.

	Health Plan Services Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Reserve for claims (a), beginning of period	$838.7	$754.2	$768.7
Incurred claims related to:
Current year	6,372.2	5,790.7	5,222.0
Prior years (c)	(8.3)	0.6	(77.3)

Total incurred (b)	6,363.9	5,791.3	5,144.7

Paid claims related to:
Current year	5,443.2	4,972.3	4,485.7
Prior years	802.3	734.5	673.5

Total paid (b)	6,245.5	5,706.8	5,159.2

Reserve for claims (a), end of period	957.1	838.7	754.2
Add:
Claims payable	187.8	161.9	195.6
Claims-related remediations (e)	93.1	201.5	—
Reserve for provider disputes	3.9	2.2	8.3
Other (d)	96.2	96.1	90.7

Reserves for claims and other settlements, end of period	$1,338.1	$1,300.4	$1,048.8

(a)	Consists of incurred but not reported claims and received but unprocessed claims and reserves for loss adjustment expenses.
(b)	Includes medical claims only. Capitation, pharmacy and other payments including provider settlements are not included.
(c)	This line represents the change in reserves attributable to the difference between the original estimate of incurred claims for prior years and the revised estimate. In developing the revised estimate, there have been no changes in the approach used to determine the key actuarial assumptions, which are the completion factor and medical cost trend. Claims liabilities are estimated under actuarial standards of practice and generally accepted accounting principles. The majority of the reserve balance held at each quarter-end is associated with the most recent months’ incurred services because these are the services for which the fewest claims have been paid. The majority of the adjustments to reserves relate to variables and uncertainties associated with actuarial assumptions. The degree of uncertainty in the estimates of incurred claims is greater for the most recent months’ incurred services. Revised estimates for prior years are determined in each quarter based on the most recent updates of paid claims for prior years. As of December 31, 2008, incurred claims related to prior years were estimated to be $8.3 million lower than originally estimated at December 31, 2007. The majority of this amount was due to adjustments to our reserves that related to variables and uncertainties associated with our assumptions. In 2008, as our reserve balance for older months of service decreased, and estimates of our incurred costs for older dates of service became more certain and predictable, our estimates of incurred claims related to prior periods were adjusted accordingly.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, incurred claims related to prior years were estimated to be $0.6 million higher than originally estimated at December 31, 2006.

As of December 31, 2006, incurred claims related to prior years were estimated to be $77.3 million lower than originally estimated at December 31, 2005.

(d)	Includes accrued capitation, shared risk settlements, provider incentives and other reserve items.
(e)	Includes charges for claims-related matters, class disbursements and remediations recognized during 2007 and 2008. See Note 13 for further information on this class action litigation.

The following table shows the Company’s health plan services capitated and non-capitated expenses for the years ended December 31:

	Health Plan Services
	2008	2007	2006
	(Dollars in millions)
Total incurred claims	$6,363.9	$5,791.3	$5,144.7
Capitated expenses and shared risk	2,644.5	2,398.5	2,396.8
Pharmacy and other	1,754.3	1,573.1	1,058.9

Health plan services	$10,762.7	$9,762.9	$8,600.4

For the years ended December 31, 2008, 2007 and 2006, the Company’s capitated, shared risk, pharmacy and other expenses represented 41%, 41% and 40%, respectively, of the Company’s total health plan services.

Note 18—Quarterly Information (Unaudited)

The following interim financial information presents the 2008 and 2007 results of operations on a quarterly basis:

2008

	March 31		June 30		September 30		December 31
	(Dollars in millions, except per share data)
Total revenues (6), (7), (9)	$3,836.8		$3,841.5		$3,818.9		$3,869.4	(8)
Health plan services costs (6)	2,788.4		2,655.1		2,689.8		2,629.4
Government contracts costs (7)	637.6		658.3		687.8		718.9
(Loss) income from operations before income taxes	(51.0)		118.1		26.1		54.0
Net (loss) income	(35.7	)(1)	76.7	(2)	18.5	(3)	35.5	(4)
Basic (loss) earnings per share	$(0.33)		$0.71		$0.17		$0.34
Diluted (loss) earnings per share (5)	$(0.33)		$0.71		$0.17		$0.34

(1)	Includes $82.4 million charge related to litigation and regulatory-related matters and operations strategy which is aimed at achieving substantial reductions in G&A.
(2)	Includes $13.0 million charge related to litigation and regulatory-related matters and operations strategy.
(3)	Includes $17.2 million charge related to operations strategy and $14.6 million charge related to other-than-temporary impairment of investment securities.
(4)	Includes $47.9 million charge related to litigation and regulatory-related matters and operations strategy.
(5)	The sum of the quarterly amounts may not equal the year-to-date amounts due to rounding.
(6)	Includes $41 million, $48 million, $20 million, and $29 million of health plan services premium revenues and $13 million, $11 million, $4 million, and $5 million of health plan services costs due to CMS Medicare risk factor adjustments for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	Includes $(4) million, $4 million, $48 million, and $(31) million of government contracts revenue and $(6) million, $5 million, $62 million, and $(39) million of government contracts cost due to TRICARE estimated health care cost adjustments for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively.
(8)	Includes $19 million of 2001-2002 California Medi-Cal premium rate adjustment in the quarter ended December 31, 2008.
(9)	Includes $4.1 million, $(3.6) million, $1.0 million, and $5.4 million of changes in the interest rate swap valuations for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively.

2007

	March 31	June 30(1)	September 30		December 31
	(Dollars in millions, except per share data)
Total revenues (5), (6)	$3,428.9	$3,464.2	$3,631.9		$3,583.3
Health plan services costs (5)	2,341.1	2,381.3	2,631.2		2,409.3
Government contracts costs (6)	567.1	570.5	613.3		556.7
Income (loss) from operations before income taxes	143.1	148.7	(121.5	)(2)	188.6	(3)
Net income (loss)	88.6	92.0	(103.8)		116.9
Basic earnings per share	$0.79	$0.82	$(0.93)		$1.06
Diluted earnings per share (4)	$0.77	$0.80	$(0.93)		$1.04

(1)	Includes the impact of Guardian Transaction (see Note 3) effective May 31, 2007.
(2)	Includes $296.8 million litigation and regulatory-related charge.
(3)	Includes $10.0 million arbitration award.
(4)	The sum of the quarterly amounts may not equal the year-to-date amounts due to rounding.
(5)	Includes $27 million, $23 million, $27 million, and $18 million of health plan services premium revenues and $9 million, $6 million, $7 million, and $5 million of health plan services costs due to CMS Medicare risk factor adjustments for the quarters ended March 31, June 30, September 30, and December 31, 2007, respectively.
(6)	Includes $(44) million, $(19) million, $10 million, and $(5) million of government contracts revenue and $(54) million, $(24) million, $(7) million, and $10 million of government contracts cost due to TRICARE estimated health care cost adjustments for the quarters ended March 31, June 30, September 30, and December 31, 2007, respectively.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
REVENUES:
Net investment income	$10,359	$8,294	$15,269
Other income	2,117	2,641	2,902
Administrative service fees	430,499	411,232	376,562

Total revenues	442,975	422,167	394,733
EXPENSES:
General and administrative	493,330	643,971	392,594
Depreciation and amortization	36,661	21,263	14,280
Interest	37,620	32,005	51,149
Debt refinancing charge	—	—	70,095
Litigation, severance and related benefit costs	—	—	37,093

Total expenses	567,611	697,239	565,211

Loss from operations before income taxes and equity in net income of subsidiaries	(124,636)	(275,072)	(170,478)
Income tax benefit	44,159	126,615	53,221
Equity in net income of subsidiaries	175,480	342,154	446,570

Net income	$95,003	$193,697	$329,313

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$82,238	$271,012
Investment—available for sale	69,806	—
Other assets	22,162	30,772
Deferred taxes	39,444	90,737
Due from subsidiaries	70,117	84,254

Total current assets	283,767	476,775
Property and equipment, net	151,760	125,598
Goodwill	394,783	394,784
Other intangible assets, net	4,323	4,948
Investment in subsidiaries	3,692,590	3,758,637
Other deferred taxes	26,253	—
Notes receivable due from subsidiaries	10,000	10,000
Other assets	69,732	67,734

Total Assets	$4,633,208	$4,838,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to subsidiaries	$229,936	$203,195
Other liabilities	118,871	338,179

Total current liabilities	348,807	541,374
Intercompany notes payable—long term	1,856,443	1,876,936
Long term debt	548,276	398,071
Long term deferred taxes	—	8,271
Other liabilities	127,556	138,242

Total Liabilities	2,881,082	2,962,894

Commitments and contingencies
Stockholders’ Equity:
Common stock	144	144
Additional paid-in capital	1,182,067	1,151,251
Treasury common stock, at cost	(1,367,319)	(1,123,750)
Retained earnings	1,944,100	1,849,097
Accumulated other comprehensive loss	(6,866)	(1,160)

Total Stockholders’ Equity	1,752,126	1,875,582

Total Liabilities and Stockholders’ Equity	$4,633,208	$4,838,476

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(11,656)	$216,043	$183,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investments	124,825	—	—
Purchases of investments	(194,631)	—	—
Sales of property and equipment	—	34	393
Purchases of property and equipment	(62,198)	(52,198)	(55,033)
Notes receivable due from subsidiaries	—	—	(10,000)
Cash (paid) received related to the (acquisition) sale of businesses	—	(79,484)	(70,394)
Capital contributions returned to Parent	304,543	—	—
Capital contributions to subsidiaries	(240,630)	(1,002,273)	—
Sales (purchases) of restricted investments and other	—	(5,915)	12,456

Net cash (used in) provided by investing activities	(68,091)	(1,139,836)	(122,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checks outstanding, net of deposits	(2,240)	2,240	(12,650)
Excess tax benefit on share-based compensation	242	10,912	8,083
Net borrowings from subsidiaries	(20,493)	1,241,551	105,299
Proceeds from exercise of stock options and employee stock purchases	6,636	72,622	70,294
Proceeds from issuance of notes and other financing arrangements	520,000	493,535	497,334
Repayment of debt under financing arrangements	(370,000)	(600,000)	(465,045)
Repurchase of common stock	(243,172)	(232,220)	(253,502)

Net cash (used in) provided by financing activities	(109,027)	988,640	(50,187)

Net (decrease) increase in cash and cash equivalents	(188,774)	64,847	10,423
Cash and cash equivalents, beginning of period	271,012	206,165	195,742

Cash and cash equivalents, end of period	$82,238	$271,012	$206,165

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$31,330	$42,495	$51,994
Income taxes paid	97,715	183,843	74,003

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

SUPPLEMENTAL SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HEALTH NET, INC.

(Amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Credited to Other Accounts (1)	Deductions	Balance at End of Period
2008:
Allowance for doubtful accounts:
Premiums receivable	$6,724	$20,332	$(13,489)	$—	$13,567
2007:
Allowance for doubtful accounts:
Premiums receivable	$7,526	$10,102	$(10,904)	$—	$6,724
2006:
Allowance for doubtful accounts:
Premiums receivable	$7,204	$6,512	$(6,190)	$—	$7,526

(1)	Credited to premiums receivable on the Consolidated Balance Sheets.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Sixth Amended and Restated Certificate of Incorporation of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2006 and incorporated herein by reference).

3.2	Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.3	Amendment Number One to Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2005 (File No. 1-12718) and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 8 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 3) (File No. 1-12718) on July 26, 2004 and incorporated herein by reference).

4.2	Rights Agreement dated as of July 27, 2006, by and between Heath Net, Inc. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2006 (File No. 1-12718) and incorporated herein by reference).

4.3	Indenture, dated as of May 18, 2007, by and between Health Net, Inc. as issuer, and The Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.4	Officer’s Certificate, dated May 18, 2007, establishing the terms and form of the Company’s $300,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (the “Notes”) (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.5	Officer’s Certificate, dated May 31, 2007, establishing the terms and form of the Company’s $100,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (the “Additional Notes”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007 (File No. 1-12718) and incorporated herein by reference).

†*10.1	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Karin Mayhew, a copy of which is filed herewith.

†*10.2	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Patricia T. Clarey, a copy of which is filed herewith.

†*10.3	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Jay M. Gellert, a copy of which is filed herewith.

†*10.4	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between James E. Woys and Health Net, Inc., a copy of which is filed herewith.

†*10.5	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Joseph C. Capezza and Health Net, Inc., a copy of which is filed herewith.

†*10.6	Amended and Restated Employment Letter Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Stephen D. Lynch, a copy of which is filed herewith.

†*10.7	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Linda Tiano, a copy of which is filed herewith.

Exhibit Number	Description

†*10.8	Amended and Restated Employment Agreement, dated as of February 17, 2009, by and between Health Net, Inc. and John Sivori, a copy of which is filed herewith.

†*10.9	Amended and Restated Employment Agreement, dated as of February 17, 2009, by and between Health Net, Inc. and Steve Tough, a copy of which is filed herewith.

*10.10	Certain Compensation Arrangements With Respect to the Company’s Non-Employee Directors, as amended and restated on February 18, 2008 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12718) and incorporated herein by reference).

*10.11	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.12	Form of Restricted Stock Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.13	Form of Restricted Stock Unit Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.14	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.15	Form of 2007 Performance Award Agreement for CEO of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2007 (File No. 1-12718) and incorporated herein by reference).

*10.16	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.17	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.18	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

†*10.19	Health Net, Inc. Deferred Compensation Plan, as amended and restated effective November 12, 2007, a copy of which is filed herewith.

*10.20	Amendment No. 1 to the Health Net, Inc. Deferred Compensation Plan dated December 3, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

†*10.21	Health Net, Inc. Deferred Compensation Plan for Directors, as amended and restated effective November 12, 2007, a copy of which is filed herewith.

*10.22	Amendment No. 1 to the Health Net, Inc. Deferred Compensation Plan for Directors dated December 3, 2008 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.23	Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.24	Amendment Number One to the Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement between Health Net, Inc. and Union Bank of California, adopted January 1, 2001 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.25	Foundation Health Systems, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.26	Amendment to Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.27	Foundation Health Systems, Inc. 1997 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.28	Amendment to 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.29	Second Amendment to 1997 Stock Option Plan (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.30	Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 16, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.31	Amendment No. 1 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

†*10.32	Amendment No. 2 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan dated January 14, 2009, a copy of which is filed herewith.

*10.33	Health Net, Inc. 2002 Stock Option Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.34	Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

†*10.35	Amendment No. 1 to Health Net, Inc. 2005 Long-Term Incentive Plan dated December 4, 2008, a copy of which is filed herewith.

†*10.36	Amendment No. 2 to Health Net, Inc. 2005 Long-Term Incentive Plan dated January 14, 2009, a copy of which is filed herewith.

Exhibit Number	Description

*10.37	Health Net, Inc. 2006 Long-Term Incentive Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006 and incorporated herein by reference).

†*10.38	Amendment No. 1 to Health Net, Inc. 2006 Long-Term Incentive Plan dated January 14, 2009, a copy of which is filed herewith.

*10.39	Health Net, Inc. 2006 Executive Officer Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.40	Amendment One to the Health Net, Inc. 2006 Executive Officer Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718 and incorporated herein by reference).

†*10.41	Amendment No. 2 to the Health Net, Inc. 2006 Executive Officer Incentive Plan dated November 12, 2008, a copy of which is filed herewith.

*10.42	Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524) on November 18, 1994 and incorporated herein by reference).

*10.43	Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.44	Health Net, Inc. Management Incentive Plan adopted December 2004 (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

†*10.45	Amendment No. 1 to Health Net, Inc. Management Incentive Plan dated November 12, 2008, a copy of which is filed herewith.

†*10.46	Health Net, Inc. 401(k) Savings Plan as amended and restated effective January 1, 2008, a copy of which is filed herewith.

*10.47	Amended and Restated Health Net, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.48	Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.49	Amendment Number One Through Three to the Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.50	Foundation Health Corporation Executive Retiree Medical Plan (as amended and restated effective April 25, 1995) (filed as Exhibit 10.101 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

10.51	Participation Agreement dated as of December 19, 2007, by and among Health Net Funding, Inc., Health Net, Inc., Lodgemore Holdings, Inc. ING Bank, N.V. and Health Net Financing, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2007 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

10.52	First Amendment to Participation Agreement, dated as of April 29, 2008, by and among Health Net, Inc., Health Net Funding, Inc., Lodgemore Holdings, Inc., ING Bank, N.V. and Health Net Financing, LP (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12718) and incorporated herein by reference).

†10.53	Omnibus Amendment to Participation Agreement and Put Option Agreement dated as of November 10, 2008 by and among Health Net Funding, Inc., Health Net, Inc., Lodgemore Holdings Inc., ING Bank N.V. and Health Net Financing, L.P., a copy of which is filed herewith.

10.54	Credit Agreement, dated as of June 25, 2007, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, N.A., as Syndication Agent, Citicorp USA, Inc., as Documentation Agent, the other lenders party thereto and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and as Co-Book Managers (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2007 (File No. 1-12718) and incorporated herein by reference).

10.55	First Amendment to Credit Agreement, dated as of April 29, 2008, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12718) and incorporated herein by reference).

^10.56	Master Agreement, dated August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

^10.57	Master Services Agreement, dated September 30, 2008, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.58	Form of Amended and Restated Indemnification Agreement for directors and executive officers of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

10.59	First Amendment to Office Lease, dated May 14, 2001, by and between Health Net (a California corporation) and LNR Warner Center, LLC (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

10.60	Lease Agreements, dated as of March 5, 2001, by and between Health Net, Inc. and Landhold, Inc. (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

†10.61	Amendment No. 1 to Lease Agreement, dated as of November 22, 2002, by and between Gold Pointe C, LLC, as successor-in-interest to Landhold, Inc., and Health Net, Inc., a copy of which is filed herewith.

†10.62	Amendment No. 2 to Lease Agreement, dated as of April 28, 2006, by and between McMorgan Institutional Real Estate Fund I, LLC, as successor-in-interest to Landhold, Inc., and Health Net, Inc., a copy of which is filed herewith.

†10.63	Amendment No. 1 to Lease Agreement, dated as of November 22, 2002, by and between Gold Pointe D, LLC, as successor-in-interest to Landhold, Inc., and Health Net, Inc., a copy of which is filed herewith.

†10.64	Standard Lease Agreement, dated as of July 24, 2006, by and between Panattoni Development Company and Health Net, Inc., a copy of which is filed herewith.

†10.65	First Amendment to Lease and Acknowledgment, dated as of February 8, 2007, by and between Panattoni Development Company and Health Net of California, Inc., a copy of which is filed herewith.

Exhibit Number	Description

†10.66	Office Building Lease, dated as of July 13, 1995, by and between Aerojet-General Corporation and Foundation Health, a copy of which is filed herewith.

†10.67	Addendums 1-12 to Office Building Lease, by and between Aerojet-General Corporation and Health Net Federal Services, LLC, a copy of which is filed herewith.

10.68	Office Lease Agreement, dated as of December 22, 2003, by and between Health Net, Inc. and Douglas Emmett Realty Fund 2000 L.P. (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.69	Office Lease, dated September 20, 2000, by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

10.70	Office Lease Agreement, dated August 18, 2000, by and between Physicians Health Services of Connecticut, Inc. (predecessor to Health Net of Connecticut, Inc.) and Beard Sawmill, LLC (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

10.71	First Amendment to Office Lease Agreement, dated December 23, 2002, by and between Health Net of Connecticut, Inc. and Beard Sawmill, LLC (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

10.72	Second Amendment to Office Lease Agreement, dated June 14, 2004, by and between Health Net of Connecticut, Inc. and Beard Sawmill, LLC (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

10.73	Absolute Net Lease, dated as of March 29, 2007, by and between HN Property Owner LLC and Health Net of the Northeast (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12718) and incorporated herein by reference).

†11	Statement relative to computation of per share earnings of the Company (included in Note 2 to the consolidated financial statements included as part of this Annual Report on Form 10-K).

†21	Subsidiaries of Health Net, Inc., a copy of which is filed herewith.

†23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, a copy of which is filed herewith.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.
†	A copy of the exhibit is being filed with this Annual Report on Form 10-K.
^	This exhibit has been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.