Form 10-Q
period 2009-03-31
HEALTH NET INC
filed 2009-05-11
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒  Large accelerated filer    ☐  Accelerated filer    ☐  Non-accelerated filer    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2009 was 103,854,164 (excluding 40,143,949 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES
Health plan services premiums	$3,139,251	$3,122,988
Government contracts	759,339	664,449
Net investment income	24,321	35,371
Administrative services fees and other income	9,892	13,948

Total revenues	3,932,803	3,836,756

EXPENSES
Health plan services (excluding depreciation and amortization)	2,721,779	2,788,403
Government contracts	725,002	637,577
General and administrative	354,910	352,278
Selling	81,410	86,592
Depreciation and amortization	16,040	12,279
Interest	9,567	10,657

Total expenses	3,908,708	3,887,786

Income (loss) from operations before income taxes	24,095	(51,030)
Income tax provision (benefit)	2,060	(15,350)

Net income (loss)	$22,035	$(35,680)

Net income (loss) per share:
Basic	$0.21	$(0.33)
Diluted	$0.21	$(0.33)
Weighted average shares outstanding:
Basic	103,766	109,232
Diluted	104,265	109,232

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$739,824	$668,201
Investments—available for sale (amortized cost: 2009—$1,388,101; 2008—$1,516,316)	1,374,883	1,504,658
Premiums receivable, net of allowance for doubtful accounts (2009—$14,135; 2008—$13,567)	417,664	307,529
Amounts receivable under government contracts	265,028	241,269
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	290,835	302,022
Other receivables	198,688	254,026
Deferred taxes	104,154	87,712
Other assets	199,517	179,649

Total current assets	3,590,593	3,545,066
Property and equipment, net	178,248	202,356
Goodwill	751,949	751,949
Other intangible assets, net	86,935	91,289
Deferred taxes	55,549	81,771
Other noncurrent assets	141,344	143,919

Total Assets	$4,804,618	$4,816,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,328,709	$1,338,149
Health care and other costs payable under government contracts	71,486	69,876
IBNR health care costs payable under TRICARE North contract	290,835	302,022
Unearned premiums	209,019	180,548
Borrowings under amortizing financing facility	133,519	27,335
Accounts payable and other liabilities	317,862	294,840

Total current liabilities	2,351,430	2,212,770
Senior notes payable	398,327	398,276
Borrowings under amortizing financing facility	—	103,992
Borrowings under revolving credit facility	100,000	150,000
Other noncurrent liabilities	179,944	199,186

Total Liabilities	3,029,701	3,064,224

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2009—143,997 shares; 2008—143,753 shares)	144	144
Additional paid-in capital	1,185,153	1,182,067
Treasury common stock, at cost (2009—40,143 shares of common stock; 2008—40,045 shares of common stock)	(1,368,825)	(1,367,319)
Retained earnings	1,966,135	1,944,100
Accumulated other comprehensive loss	(7,690)	(6,866)

Total Stockholders’ Equity	1,774,917	1,752,126

Total Liabilities and Stockholders’ Equity	$4,804,618	$4,816,350

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2008	143,477	$144	$1,151,251	(33,178)	$(1,123,750)	$1,849,097	$(1,160)	$1,875,582
Comprehensive income:
Net income						(35,680)		(35,680)
Change in unrealized loss on investments, net of tax impact of $1,111							1,683	1,683
Defined benefit pension plans:
Prior service cost and net loss							74	74

Total comprehensive income								(33,923)

Exercise of stock options and vesting of restricted stock units	202		5,604					5,604
Share-based compensation expense			6,667					6,667
Tax benefit related to equity compensation plans			1,022					1,022
Repurchases of common stock and accelerated stock repurchase settlement				(3,210)	(143,375)			(143,375)

Balance as of March 31, 2008	143,679	$144	$1,164,544	(36,388)	$(1,267,125)	$1,813,417	$597	$1,711,577

Balance as of January 1, 2009	143,753	$144	$1,182,067	(40,045)	$(1,367,319)	$1,944,100	$(6,866)	$1,752,126
Comprehensive income:
Net income						22,035		22,035
Change in unrealized loss on investments, net of tax impact of $645							(915)	(915)
Defined benefit pension plans:
Prior service cost and net loss							91	91

Total comprehensive income								21,211

Exercise of stock options and vesting of restricted stock units	244
Share-based compensation expense			5,838					5,838
Net tax detriment related to equity compensation plans			(2,752)					(2,752)
Repurchases of common stock and accelerated stock repurchase settlement				(98)	(1,506)			(1,506)

Balance as of March 31, 2009	143,997	$144	$1,185,153	(40,143)	$(1,368,825)	$1,966,135	$(7,690)	$1,774,917

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,035	$(35,680)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization and depreciation	16,040	12,279
Share-based compensation expense	5,838	6,667
Deferred income taxes	10,424	(26,862)
Excess tax benefit on share-based compensation	—	(774)
Asset and investment impairment charges	11,893	3,400
Other changes	(2,719)	(5,116)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(81,664)	(64,281)
Other current assets, receivables and noncurrent assets	44,979	(16,665)
Amounts receivable/payable under government contracts	(22,149)	(71,770)
Reserves for claims and other settlements	(9,440)	130,298
Accounts payable and other liabilities	(1,062)	(48,829)

Net cash used in operating activities	(5,825)	(117,333)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	331,926	341,197
Maturities of investments	55,038	46,820
Purchases of investments	(257,567)	(377,638)
Sales of property and equipment	3,835	4
Purchases of property and equipment	(4,782)	(14,765)
Sales (purchases) of restricted investments and other	504	11,150

Net cash provided by investing activities	128,954	6,768

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	—	5,559
Excess tax benefit on share-based compensation	—	774
Repurchases of common stock	(1,506)	(142,978)
Borrowings under revolving credit facility	—	100,000
Repayment of borrowings under revolving credit facility	(50,000)	—

Net cash used in financing activities	(51,506)	(36,645)

Net increase (decrease) in cash and cash equivalents	71,623	(147,210)
Cash and cash equivalents, beginning of year	668,201	1,007,017

Cash and cash equivalents, end of period	$739,824	$859,807

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$55	$552
Income taxes paid	4,783	42,477

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

Health Net, Inc. (referred to herein as Health Net, the Company, we, us or our) prepared the accompanying unaudited consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (Form 10-K).

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

Certain items presented in the operating cash flow section of the consolidated statements of cash flows for the three months ended March 31, 2008 have been reclassified within the operating cash flow section. This reclassification had no impact on our operating cash flows, net earnings or balance sheets as previously reported.

2.    SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized appreciation (depreciation), after tax, on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan.

Our accumulated other comprehensive income (loss) are as follows:

	For the Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Investments:
Unrealized losses on investments available for sale as of January 1	$(7.3)	$(0.1)
Net change in unrealized gains on investments available for sale	5.2	3.3
Reclassification of unrealized gains to earnings	(6.1)	(1.6)

Unrealized (losses) gains on investments available for sale as of March 31	(8.2)	1.6

Defined benefit pension plans:
Prior service cost and net loss amortization as of January 1	0.4	(1.1)
Net change in prior service cost and net loss amortization	0.1	0.1

Prior service cost and net loss amortization as of March 31	0.5	(1.0)

Accumulated other comprehensive (loss) income	$(7.7)	$0.6

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

Common stock equivalents arising from dilutive stock options, restricted common stock and RSUs are computed using the treasury stock method. For the three months ended March 31, 2009, these amounted to 499,000, which included 448,000 common stock equivalents from dilutive RSUs. For the three months ended March 31, 2008, 1,962,000 shares of common stock equivalents, including 322,000 RSUs and restricted common stock equivalents, were excluded from the computation of loss per share due to their anti-dilutive effect.

Options to purchase an aggregate of 5,762,000 shares of common stock were considered anti-dilutive during the three months ended March 31, 2009, and were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock for each respective period. Outstanding options expire at various times through March 2019.

We have a $700 million stock repurchase program authorized by our Board of Directors. The remaining authorization under our stock repurchase program as of March 31, 2009 was $103.3 million (see Note 6). On November 4, 2008, we announced that our stock repurchase program is on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, will be undertaking a review of the Company’s strategic direction.

Goodwill and Other Intangible Assets

The carrying amount of goodwill by reporting unit is as follows:

	Health Plan Services	Total
	(Dollars in millions)
Balance as of March 31, 2009 and December 31, 2008	$752.0	$752.0

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of March 31, 2009:
Provider networks	$40.5	$(30.4)	$10.1	19.4
Employer groups	76.8	(21.3)	55.5	6.5
Customer relationships and other	29.5	(8.4)	21.1	11.1
Trade name	3.2	(3.2)	—	1.5
Covenant not-to-compete	2.2	(2.0)	0.2	2.0

	$152.2	$(65.3)	$86.9

As of December 31, 2008:
Provider networks	$40.5	$(30.1)	$10.4	19.4
Employer groups	76.8	(18.3)	58.5	6.5
Customer relationships and other	29.5	(7.6)	21.9	11.1
Trade name	3.2	(3.2)	—	1.5
Covenant not-to-compete	2.2	(1.7)	0.5	2.0

	$152.2	$(60.9)	$91.3

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

During the year ended December 31, 2008, we recorded higher than expected health care costs and lowered our earnings guidance. The reduction in guidance was primarily driven by lower than expected commercial enrollment, higher than expected commercial health care cost trends, and the volatile economic environment. As a result of this revised outlook combined with a decline in our market capitalization, we updated our annual impairment test on our goodwill asset as of September 30, 2008 and as of December 31, 2008, both of which indicated that there was no impairment.

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 are as follows (dollars in millions):

Year	Amount
2009	$16.3
2010	15.8
2011	15.5
2012	15.4
2013	14.0

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of March 31, 2009 and December 31, 2008, our restricted cash and cash equivalents balances totaled $71.9 million and $63.5 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $48.7 million and $55.3 million as of March 31, 2009 and December 31, 2008, respectively, and are included in investments available-for-sale.

In connection with our purchase of The Guardian Life Insurance Company of America’s interest in the HealthCare Solutions business in 2007, we established escrowed funds to secure the payment of projected run-out claims for the purchased block of business. As of March 31, 2009 and December 31, 2008, this restricted cash balance amounted to $4.0 million and $5.9 million, respectively, and is included in other noncurrent assets on the accompanying consolidated balance sheets.

Interest Rate Swap Contracts

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133. This statement expands the disclosure requirements for derivative instruments and hedging activities. We adopted SFAS No. 161 as of January 1, 2009. The adoption of SFAS 161 did not have an impact on our consolidated financial position and results of operations.

We are exposed to certain risks relating to our ongoing business operations. Some of those risks can be managed by using derivative instruments. We enter into interest rate swaps from time to time to help manage interest rate risk associated with our variable rate borrowings. On December 19, 2007, we entered into a five-year, $175 million amortizing financing facility with a non-U.S. lender (see Note 7). In connection with the financing facility, we entered into an interest rate swap agreement (2007 Swap) under which we pay an amount equal to LIBOR times a notional principal amount and receive in return an amount equal to 4.294% times the same notional principal amount. The 2007 Swap does not qualify for hedge accounting. Accordingly, the 2007 Swap is reflected at fair value of $8.7 million and included in other current assets in our consolidated balance sheet with an offset to net investment income in our consolidated statement of operations of $0.5 million which reflects the change in value during the three months ended March 31, 2009.

On March 12, 2009, we entered into an interest rate swap agreement (2009 Swap) under which we pay an amount equal to 2.245% times a notional principal amount and in return we receive an amount equal to LIBOR times the same notional principal amount. The 2009 Swap is designed to reduce variability in our net income due to changes in variable interest rates. The 2009 Swap does not qualify for hedge accounting. Accordingly, the 2009 Swap is reflected at a fair value of $(1.2) million and included in other noncurrent liabilities in our consolidated balance sheet with an offset to net investment income in our consolidated statement of operations of $(1.3) million which reflects the change in value during the three months ended March 31, 2009.

CMS Risk Factor Adjustments

We have an arrangement with the Centers for Medicare & Medicaid Services (CMS) for certain of our Medicare products whereby periodic changes in our risk factor adjustment scores for certain diagnostic codes result in changes to our health plan services premium revenues. We recognize such changes when the amounts become determinable, supportable and collectibility is reasonably assured.

We recognized $55.0 million of Medicare risk factor estimates in our health plan services premium revenues for the three months ended March 31, 2009. Of this amount, $6.5 million was for the 2008 payment year. We also recognized $15.0 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs for the three months ended March 31, 2009. Of this amount, $3.3 million was for the 2008 payment year.

We recognized $40.9 million of Medicare risk factor estimates in our health plan services premium revenues for the three months ended March 31, 2008. Of this amount, $4.4 million was for 2007 and prior payment years. We also recognized $12.6 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs for the three months ended March 31, 2008. Of this amount, $4.0 million was for 2007 and prior payment years.

TRICARE Contract Target Costs

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs which is negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable and the collectibility is reasonably assured. As a result of changes in our estimate during the three months ended March 31, 2009, we recognized an increase in revenues of $6.6 million and an increase in costs of $8.2 million. As a result of changes in our estimate during the three months ended March 31, 2008, we recognized a decrease in revenues of $4.1 million and a decrease in costs of $5.5 million. The administrative price is paid on a monthly basis, one month in arrears, and certain components of the administrative price are subject to volume-based adjustments.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 107-1 and ARB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP requires providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This FSP is effective for financial statements issued for interim reporting periods ending after June 15, 2009. We do not expect the adoption of FSP FAS 107-1 and ARB 28-1 to have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary guidance for debt securities by requiring an entity to evaluate whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. The amount of total other-than-temporary impairment related to the credit loss shall be recognized in earnings if it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost. Additional disclosures are required for interim and annual periods about securities in unrealized loss positions for which an other-than-temporary impairment has or has not been recognized. This FSP is effective for financial statements issued for fiscal years and interim reporting periods ending after June 15, 2009. We are currently evaluating the potential impact of FSP FAS 115-2 and FAS 124-2 on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity of the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP particularly relates to Level 2 and Level 3 estimates. It establishes a two-step process to determine whether a market is not active and a transaction is not distressed. If an entity determines that the market is not active for the particular asset or liability, it must use a valuation technique that does not use the quoted price without significant judgment. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. This FSP also requires additional disclosures for interim and annual periods, and is effective for annual and interim reporting periods ending after June 15, 2009. We do not expect the adoption of FSP FAS 157-4 to have a material impact on our financial statements or require a change in accounting estimate.

3.    SEGMENT INFORMATION

We operate within two reportable segments: Health Plan Services and Government Contracts. Our Health Plan Services reportable segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE program and other health care-related government contracts. Our Government Contracts segment administers one large, multi-year managed health care government contract and other health care-related government contracts.

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

Our segment information is as follows:

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Three Months Ended March 31, 2009
Revenues from external sources	$3,139.3	$759.3	—	$3,898.6
Intersegment revenues	(7.2)	—	7.2	—
Segment pretax income	(10.2)	34.3	—	24.1

Three Months Ended March 31, 2008
Revenues from external sources	$3,123.0	$664.5	—	$3,787.5
Intersegment revenues	15.3	—	(15.3)	—
Segment pretax income	(77.9)	26.9	—	(51.0)

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Commercial premium revenue	$1,924.5	$1,971.6
Medicare Risk premium revenue	934.4	892.6
Medicaid premium revenue	280.4	258.8

Total Health Plan Services premiums	$3,139.3	$3,123.0

4.    INVESTMENTS

Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method, and realized gains and losses are included in net investment income. We periodically assess our available-for-sale investments for other-than-temporary impairment. Any such other-than-temporary impairment loss is recognized as a realized loss and measured as the excess of amortized cost over fair value at the time the assessment is made.

During the year ended December 31, 2008, we recognized a $14.6 million loss from other-than-temporary impairments of our cash equivalents and available-for-sale investments. Such other-than-temporary impairments primarily were as a result of investments in corporate debt from Lehman Brothers, money market funds from The Reserve Primary Institutional Fund (The Reserve) and preferred stock from Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). In September 2008, The Reserve announced its intention to liquidate all of its money market funds and froze all redemptions until an orderly liquidation process could be implemented. As a result, we reclassified $372 million in estimated net asset value we had invested in The Reserve money market funds from cash equivalents to investments available for sale as of September 30, 2008. As of December 31, 2008, we held $50.4 million in The Reserve Primary Institutional Fund and $69.2 million in The Reserve U.S. Government Fund. On January 16, 2009, The Reserve paid out in full the balance in the U.S. Government Fund. As of March 31, 2009, we held $33.3 million in the Primary Institutional Fund. The Reserve redeemed $11.6 million of the March balance on April 17, 2009, and has stated that it expects to distribute the remaining amounts by the end of 2009.

As of March 31, 2009 and December 31, 2008, the amortized cost, gross unrealized holding gains and losses, and fair value of our available-for-sale investments after giving effect to other-than-temporary impairments were as follows:

	March 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Asset-backed securities	$527.8	$10.2	$(18.7)	$519.3
U.S. government and agencies	45.7	0.2	—	45.9
Obligations of states and other political subdivisions	482.4	8.1	(6.1)	484.4
Corporate debt securities	332.0	3.6	(10.5)	325.1
Other securities	0.2	—	—	0.2

	$1,388.1	$22.1	$(35.3)	$1,374.9

	December 31, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Asset-backed securities	$527.4	$9.8	$(17.2)	$520.0
U.S. government and agencies	69.5	0.5	—	70.0
Obligations of states and other political subdivisions	577.9	7.3	(9.8)	575.4
Corporate debt securities	341.1	3.4	(5.8)	338.7
Other securities	0.4	0.2	—	0.6

	$1,516.3	$21.2	$(32.8)	$1,504.7

The following table shows our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through March 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$40.4	$(9.1)	$55.5	$(9.6)	$95.9	$(18.7)
U.S. government and agencies	5.9	—	—	—	5.9	—
Obligation of states and other political subdivisions	94.9	(1.9)	61.6	(4.2)	156.5	(6.1)
Corporate debt securities	94.8	(6.9)	29.1	(3.6)	123.9	(10.5)
Other securities	0.1	—	—	—	0.1	—

	$236.1	$(17.9)	$146.2	$(17.4)	$382.3	$(35.3)

The following table shows the number of our individual securities that have been in a continuous loss position at March 31, 2009:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	29	19	48
U.S. government and agencies	3	—	3
Obligation of states and other political subdivisions	32	27	59
Corporate debt securities	51	15	66
Other securities	1	—	1

	116	61	177

The following table shows our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$91.4	$(10.7)	$40.7	$(6.5)	$132.1	$(17.2)
Obligation of states and other political subdivisions	141.4	(4.9)	52.3	(4.9)	193.7	(9.8)
Corporate debt securities	111.0	(4.7)	16.0	(1.1)	127.0	(5.8)
Other securities	0.4	—	—	—	0.4	—

	$344.2	$(20.3)	$109.0	$(12.5)	$453.2	$(32.8)

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

The investments listed above have an average rating of “AA” and “Aa1” as rated by Standard & Poor’s Ratings Services and/or Moody’s Investors Services, Inc., respectively. At this time, there is no indication of default on interest and/or principal payments. We have the ability and current intent to hold to recovery all securities with an unrealized loss position.

5.    SALE OF EQUIPMENT

In connection with our information technology (IT) infrastructure outsourcing, on February 15, 2009 we sold a significant portion of our data center equipment to International Business Machines Corporation, our third-party vendor for IT infrastructure management services, for $3.8 million resulting in a pretax loss of $9.3 million in the three months ended March 31, 2009.

6.    STOCK REPURCHASE PROGRAM

We have a $700 million stock repurchase program authorized by our Board of Directors. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from employee stock options. The remaining authorization under our stock repurchase program as of March 31, 2009 was $103.3 million. As of March 31, 2009, we had repurchased a cumulative aggregate of 36,623,347 shares of our common stock under our stock repurchase program at an average price of $34.40 per share for aggregate consideration of $1,259.8 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options). We used net free cash available to fund the share repurchases.

On November 4, 2008, we announced that our stock repurchase program is on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, will be undertaking a review of the Company’s strategic direction. We did not repurchase shares during the three months ended March 31, 2009.

7.    FINANCING ARRANGEMENTS

Amortizing Financing Facility

On December 19, 2007, we entered into a five-year, non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender, and on April 29, 2008, and November 10, 2008, we entered into amendments to the financing facility, which were administrative in nature. On March 9, 2009, we amended certain terms of the documentation relating to the financing facility to, among other things, (i) eliminate the requirement that we maintain certain minimum public debt ratings throughout the term of the financing facility and (ii) provide that the financing facility may be terminated at any time at the option of one of our wholly-owned subsidiaries or the non-U.S. lender.

As amended, the financing facility requires one of our subsidiaries to pay semi-annual distributions, in the amount of $17.5 million, to a participant in the financing facility. Unless terminated earlier, the final payment under the facility is scheduled to be made on December 19, 2012.

The financing facility includes limitations (subject to specified exclusions) on certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability of our subsidiaries to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of the business we and our subsidiaries conducted on the closing date of the financing facility. In addition, the financing facility also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the financing facility. As of March 31, 2009, we were in compliance with all of the covenants under the financing facility.

The financing facility provides that it may be terminated through a series of put and call transactions (1) at the option of one of our wholly-owned subsidiaries or the non-U.S. lender at any time, or (2) upon the occurrence of certain defined early termination events. These early termination events, include, but are not limited to:

•	nonpayment of certain amounts due by us or certain of our subsidiaries under the financing facility (if not cured within the related time period set forth therein);

•	a change of control (as defined in the financing facility);

•	cross-acceleration and cross-default to other indebtedness of the Company in excess of $50 million, including our revolving credit facility;

•	certain ERISA-related events;

•	noncompliance by the Company with any material term or provision of the HMO Regulations or Insurance Regulations (as each such term is defined in the financing facility);

•	events in bankruptcy, insolvency or reorganization of the Company;

•	undischarged, uninsured judgments in the amount of $50 million or more against the Company; or

•	certain changes in law that could adversely affect a participant in the financing facility.

In addition, in connection with the financing facility, we guaranteed the payment of the semi-annual distributions and any other amounts payable by one of our subsidiaries to the financing facility participants under certain circumstances. Also in connection with the financing facility, we entered into the 2007 Swap with a non-U.S. bank affiliated with one of the financing facility participants (see Note 2).

As of March 31, 2009, all of our $133.5 million amortizing financing facility payables were classified as a current liability. As of December 31, 2008, our current and noncurrent amortizing financing facility payables were $27.3 million and $104.0 million, respectively.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of March 31, 2009, no default or event of default had occurred under the indenture governing the Senior Notes.

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

Our Senior Notes payable balance was $398.3 million as of March 31, 2009 and December 31, 2008.

Revolving Credit Facility

On June 25, 2007, we entered into a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. We entered into an amendment to the credit facility on April 29, 2008, which was administrative in nature. As of March 31, 2009, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $477.6 million (see “—Letters of Credit” below).

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

Our revolving credit facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness of the Company or our subsidiaries in excess of $50 million; certain ERISA-related events; noncompliance by us or any of our subsidiaries with any material term or provision of the Health Maintenance Organization (HMO) Regulations or Insurance Regulations (as each such term is defined in the facility); certain voluntary and involuntary bankruptcy events; inability to pay debts; undischarged, uninsured judgments greater than $50 million against us and/or our subsidiaries; actual or asserted invalidity of any loan document; and a change of control. If an event of default occurs and is continuing under the revolving credit facility, the lenders thereunder may, among other things, terminate their obligations under the facility and require us to repay all amounts owed thereunder.

Letters of Credit

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of March 31, 2009 and December 31, 2008, we had outstanding letters of credit for $322.4 million and $322.9 million, respectively, resulting in the maximum amount available for borrowing under the revolving credit facility of $477.6 million and $427.1 million, respectively. As of March 31, 2009 and December 31, 2008, no amounts have been drawn on any of these letters of credit.

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis at March 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Assets:
Investments—available for sale
Asset-backed securities	$—	$519.3	$—	$519.3
U.S. government and agencies	34.8	11.1	—	45.9
Obligations of states and other political subdivisions	—	474.1	10.2	484.3
Corporate debt securities	—	325.2	—	325.2
Other securities	0.2	—	—	0.2

	$35.0	$1,329.7	$10.2	$1,374.9

Interest rate swap asset	—	8.7	—	8.7

Total assets at fair value	$35.0	$1,338.4	$10.2	$1,383.6

The changes in the balances of Level 3 financial assets for the three months ended March 31, 2009 were as follows (dollars in millions):

Beginning balance at January 1, 2009	$10.2
Total gains and losses
Realized in net income	—
Unrealized in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	—
Transfers into Level 3	—

Ending balance at March 31, 2009	$10.2

Change in unrealized gains (losses) included in net income related to assets still held	$—

During the three months ended March 31, 2009, certain auction rate securities experienced “failed” auctions. As a result, these securities’ fair values were determined to be equal to their par values due to the short time periods between coupon resets and the issuers’ credit worthiness.

9.    LEGAL PROCEEDINGS

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

On December 30, 2008, the Court of Appeal issued its judgment on each of the appeals. It reversed in their entirety the trial court’s judgments in favor of the AmCare-TX and AmCare-OK receivers, and entered judgment in our favor against those receivers, finding that the receivers’ claims failed as a matter of law. As a result, those receivers’ cross appeals were rendered moot. The Court of Appeal also reversed the trial court judgment in favor of the AmCare-LA receiver, with the exception of a single breach of contract claim, on which it entered judgment in favor of the AmCare-LA receiver in the amount of $2 million. On January 14, 2009, the three receivers filed a request for rehearing by the Court of Appeal. On February 13, 2009, the Court of Appeal denied the request for a rehearing. Following the Court of Appeal’s denial of the requests for rehearing, each of the receivers filed applications for a writ with the Louisiana Supreme Court, which remain pending.

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

On April 7, 2008, the DOI commenced an audit of Health Net Life Insurance Company’s rescission practices and related claims settlement practices for the period January 1, 2004 through February 29, 2008. On September 12, 2008, Health Net Life entered into a settlement agreement with the DOI, which resolves all DOI matters regarding Health Net Life’s rescission practices from January 2004 to date. Under the settlement agreement, Health Net Life paid a $3.6 million penalty and agreed to certain corrective actions, including offering future coverage to all 926 rescinded PPO insureds and offering an opportunity to participate in an expedited review process that allows former insureds to seek to resolve their claims for damages incurred as a result of their rescission. On October 7, 2008, Health Net Life filed a corrective action proposal for various procedure changes. Failure to substantially comply with the settlement agreement subjects Health Net Life to a potential additional monetary penalty of up to $3.6 million.

We are also party to arbitrations and litigation, including a putative class action lawsuit filed in April 2008 in Los Angeles Superior Court, in which rescinded members allege that we unlawfully rescinded their coverage. The lawsuits generally seek to recover the cost of medical services that were not paid for as a result of the rescission, and in some cases they also seek damages for emotional distress, attorney fees and punitive damages. On February 20, 2008, the Los Angeles City Attorney filed a complaint against Health Net in the Los Angeles Superior Court relating to our underwriting practices and rescission of certain individual policies. The complaint sought equitable relief and civil penalties for, among other things, alleged false advertising, violations of unfair competition laws and violations of the California Penal Code. On February 10, 2009, we entered into settlement agreements that resolved both the putative class action and the Los Angeles City Attorney’s lawsuit. Those settlement agreements were amended pursuant to stipulation on March 23, 2009. Under the terms of the settlement agreements, we agreed to pay a total of $6.65 million to class members (individuals rescinded between February 20, 2004 and February 10, 2009), in accordance with an agreed upon distribution formula. The class action settlement agreement also provides that we will reimburse class members for certain out-of-pocket expenses related to covered medical services that occurred between the time of their original enrollment and the date of their rescission, and we will also hold them harmless for certain unpaid bills for such services. Under the agreement, our reimbursement and hold harmless obligations are capped at a total of $3 million in the aggregate. We will also pay attorney fees of approximately $2 million. Under the terms of the two agreements, we also agreed that we would not engage in any rescissions in California until January 31, 2010, unless legislation or regulations governing the process for rescissions is enacted, or we implement a third party independent review process that is not objected to by the DMHC or the DOI. The agreement with the City Attorney also provides that we will pay a $1.865 million civil penalty, as well as contribute $500,000 as cy pres payments to specified non-profit organizations that support childrens’ healthcare. We also agreed as part of the settlements to offer coverage to class members on a going forward basis without medical underwriting, similar to the offer we agreed to make as part of our settlements with the DMHC and DOI. On February 11, 2009, the court gave preliminary approval of the settlements and scheduled a final approval hearing for May 26, 2009. Class members have been given notice of the settlement, and an opportunity to opt out of the agreement, or to file objections to the settlement, which will be considered by the court at the final approval hearing. All of the settlement amounts have been fully accrued for as of December 31, 2008.

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

Proceedings Relating to Claims Payment Practices

On March 13, 2008, we entered into a final settlement agreement with the plaintiffs in the McCoy, Wachtel and Scharfman lawsuits, which were nationwide class actions principally relating to our out-of-network claims payment practices. We are currently in the process of implementing the terms of the settlement agreement. We were also the subject of a regulatory investigation conducted by the New Jersey Department of Banking and Insurance (DOBI) related principally to the timeliness and accuracy of our claims payment practices for services rendered by out-of-network providers in New Jersey. On August 26, 2008, we entered into a consent order with DOBI and agreed to remediate certain claims and pay a $13 million fine. We completed the remediation of the claims as of August 1, 2008. In the third quarter of 2007, we recorded a $296.8 million charge relating to the settlement of the McCoy, Wachtel and Scharfman cases, including the $13 million fine arising from the consent order with DOBI.

On February 13, 2008, the New York Attorney General (NYAG) announced that his office was conducting an industry-wide investigation into the manner in which health insurers calculate “usual, customary and reasonable” charges for purposes of reimbursing members for out-of-network medical services. The NYAG’s office issued subpoenas to 16 health insurance companies, including us, in connection with this investigation. As described by the NYAG in a press conference on February 13, 2008, the threatened claims appear to be similar in part to those asserted by the plaintiffs in the McCoy, Wachtel and Scharfman cases described above. We are in the process of responding to the subpoena and are cooperating with the NYAG as appropriate in his investigation. On January 13, 2009, the NYAG announced that, as a result of his investigation, his office had entered into a settlement agreement with UnitedHealth Group, Inc. (United), which owns and operates Ingenix, the company that supplied the database used by many health insurers, including us, to determine certain out-of-network reimbursements. Under the terms of the settlement, United will discontinue its ownership and operation of those databases, and will pay $50 million towards creation of a new database to be owned and operated by a non-profit organization in New York. Since the announcement of the agreement with United, the NYAG has reached agreements with some other health plans, under which they agreed to make payments towards the creation of the database and, in some instances, agree to utilize the database if certain conditions are satisfied. At the time of the announcement of the settlement, the NYAG indicated his intent to continue his investigation with respect to other health insurers. In the meantime, the Connecticut Attorney General has also been investigating health plans’ reimbursement of out-of-network services. On March 28, 2008, we received a request for voluntary production from the Connecticut Attorney General that sought information similar to that subpoenaed by the NYAG. We are in the process of responding to the request and are cooperating with the Connecticut Attorney General as appropriate in his investigation.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, together with the consolidated financial statements included elsewhere in this report, should be read in their entirety since they contain detailed information that is important to understanding Health Net, Inc. and its subsidiaries’ results of operations and financial condition.

OVERVIEW

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.6 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, MHN, provides behavioral health, substance abuse and employee assistance programs to approximately 6.7 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

Summary of Key Financial Results

Net income for the three months ended March 31, 2009 increased to $22.0 million from net loss of $(35.7) million for the same period in 2008. Our diluted earnings per share for the three months ended March 31, 2009 were $0.21 compared with a loss per share of $(0.33) for the three months ended March 31, 2008. Our pretax margin was 0.6% for the three months ended March 31, 2009, compared with (1.3)% for the same period in 2008. Our operating results for the three months ended March 31, 2009 included a $44.8 million pretax charge. The charge consists of $46.9 million for expenses related to our operations strategy reduced by $2.2 million benefit from a litigation reserve true-up. Our operating results for the three months ended March 31, 2008 included $82.4 million of pretax charges related to operations strategy and litigation and regulatory-related matters. Also included in the operating results for the three months ended March 31, 2008 is $94 million of unfavorable prior period reserve development and higher than expected health care costs.

Our total health plan enrollment decreased to 3,577,000 members at March 31, 2009 from 3,865,000 members at March 31, 2008, primarily due to a 10% decrease in our commercial health plans membership and a 14% decrease in our Medicare Part D membership. Our TRICARE membership increased to 3,004,000 beneficiaries at March 31, 2009 from 2,895,000 beneficiaries at March 31, 2008.

Total revenues increased by $96.0 million, or 3%, for the three months ended March 31, 2009 as compared to the same period in 2008. Health plan services premium revenues increased 1% for the three months ended March 31, 2009 as compared to the same period in 2008. The health plan services medical care ratio (MCR) was 86.7% for the three months ended March 31, 2009 compared to 89.3% for the three months ended March 31, 2008. Our Government contracts revenues increased 14% to $759.3 million for the three months ended March 31, 2009 from $664.5 million for the same period in 2008.

Our cash flows used in operations decreased to $(5.8) million for the three months ended March 31, 2009 from $(117.3) million for the same period in 2008 primarily due to the $160 million settlement payment made in connection with the McCoy, Wachtel and Scharfman lawsuits in the three months ended March 31, 2008. See “Legal Proceedings—Proceedings Related to Claims Payment Practices” for a discussion of the McCoy, Wachtel and Scharfman lawsuits.

How We Report Our Results

We currently operate within two reportable segments, Health Plan Services and Government Contracts, each of which is described below.

Our Health Plan Services reportable segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. We have approximately 3.6 million members, including Medicare Part D members and administrative services only (ASO) members in our Health Plan Services segment.

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

Recent Developments

Private-Fee-For-Service Exit

During the first quarter of 2009, we decided that we will no longer offer Medicare Advantage Private-Fee-For-Service products for the 2010 plan year. As a result, beginning April 1, 2009, we ceased marketing these products in California, Connecticut, Georgia, Hawaii, Massachusetts, New Mexico, New York, North Carolina, Oregon, Texas, Virginia and Washington. We will, however, continue to service members throughout the remainder of the 2009 contract year.

RESULTS OF OPERATIONS

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except per share and PMPM data)
REVENUES
Health plan services premiums	$3,139,251	$3,122,988
Government contracts	759,339	664,449
Net investment income	24,321	35,371
Administrative services fees and other income	9,892	13,948

Total revenues	3,932,803	3,836,756

EXPENSES
Health plan services (excluding depreciation and amortization)	2,721,779	2,788,403
Government contracts	725,002	637,577
General and administrative	354,910	352,278
Selling	81,410	86,592
Depreciation	11,828	7,558
Amortization	4,212	4,721
Interest	9,567	10,657

Total expenses	3,908,708	3,887,786

Income (loss) from operations before income taxes	24,095	(51,030)
Income tax provision (benefit)	2,060	(15,350)

Net income (loss)	$22,035	$(35,680)

Net income (loss) per share:
Basic	$0.21	$(0.33)
Diluted	$0.21	$(0.33)
Pretax margin	0.6%	(1.3)%
Health plan services medical care ratio (MCR) (a)	86.7%	89.3%
Government contracts cost ratio (b)	95.5%	96.0%
G&A expense ratio (c)	11.3%	11.2%
Selling costs ratio (d)	2.6%	2.8%
Health plan services premiums per member per month (PMPM) (e)	$295.91	$277.17
Health plan services costs PMPM (e)	$256.56	$247.48

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(b)	Government contracts cost ratio is calculated as government contracts cost divided by government contracts revenue.
(c)	The G&A expense ratio is computed as G&A expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(d)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.
(e)	PMPM is calculated based on total at-risk member months and excludes ASO member months.

Consolidated Segment Results

The following table summarizes the operating results of our reportable segments for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Pretax income (loss):
Health plan services segment	$(10.2)	$(77.9)
Government contracts segment	34.3	26.9

	$24.1	$(51.0)

Health Plan Services Segment Membership

The following table below summarizes our health plan membership information by program and by state at March 31, 2009 and 2008:

	Commercial		ASO		Medicare		Medicaid		Health Plan Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Membership in thousands)
Arizona	112	139	—	—	65	62	—	—	177	201
California	1,313	1,452	2	5	132	123	793	720	2,240	2,300
Connecticut	118	152	26	26	52	54	—	65	196	297
New Jersey	75	83	3	16	—	—	49	44	127	143
New York	213	218	7	11	3	6	—	—	223	235
Oregon	135	136	—	—	23	22	—	—	158	158
Other states	—	—	—	—	7	9	—	—	7	9

	1,966	2,180	38	58	282	276	842	829	3,128	3,343
Medicare Part D	—	—	—	—	449	522	—	—	449	522

Total	1,966	2,180	38	58	731	798	842	829	3,577	3,865

Our total health plan membership decreased by 288,000, or 7%, from March 31, 2008 to March 31, 2009. The decrease in membership was primarily driven by a decline of 214,000 commercial members, 73,000 Medicare Part D members and 20,000 ASO members, partially offset by the addition of 13,000 Medicaid members and 6,000 Medicare Advantage members.

Membership in our commercial health plans decreased by 214,000 members, or 10%, at March 31, 2009 compared to March 31, 2008. This decrease was primarily attributable to our California plan, which experienced a decline of 139,000 commercial members, and Northeast plans, which experienced a loss of 47,000 commercial members, mostly in the large group. Our ASO enrollment declined by 20,000 members, or 34%, at March 31, 2009 compared to March 31, 2008 primarily due to membership losses in our Northeast plans. Declines in our commercial membership are driven by the current economic environment.

Membership in our Medicare Advantage program increased by 6,000 members, or 2%, at March 31, 2009 compared to March 31, 2008 due to membership growth primarily in California of 9,000 members and Arizona of 3,000 members, partially offset by a decline of 5,000 members in the Northeast plans. Our Medicare Part D membership decreased by 73,000 members, or 14%, at March 31, 2009 compared to March 31, 2008.

We participate in state Medicaid programs in California and New Jersey. California membership, where the program is known as Medi-Cal, represented 94% of our Medicaid membership at March 31, 2009. Membership in our Medicaid programs increased by 13,000 members at March 31, 2009 compared to March 31, 2008 due to a gain of 73,000 members in California as a result of higher enrollment in Fresno and Los Angeles counties and in the Healthy Families program and a gain of 5,000 members in New Jersey, partially offset by our withdrawal from the Connecticut Medicaid Program. We provided administrative services only to Connecticut Medicaid members during the first quarter of 2008 and completed our exit from the Connecticut Medicaid programs as of April 1, 2008.

Health Plan Services Segment Results

The following table summarizes the operating results for our health plan services segment for the three months ended March 31, 2009 and March 31, 2008.

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions, except PMPM data)
Health plan services segment:
Commercial premium revenue	$1,924.5	$1,971.6
Medicare premium revenue	934.4	892.6
Medicaid premium revenue	280.4	258.8

Health plan services premium revenues	$3,139.3	$3,123.0
Health plan services costs	(2,721.8)	(2,788.4)
Net investment income	24.3	35.4
Administrative services fees and other income	9.9	13.9
G&A	(354.9)	(352.3)
Selling	(81.4)	(86.6)
Amortization and depreciation	(16.0)	(12.2)
Interest	(9.6)	(10.7)

Pretax loss	$(10.2)	$(77.9)
MCR:	86.7%	89.3%
Commercial	85.1%	88.5%
Medicare	89.8%	92.4%
Medicaid	87.0%	84.7%
Health plan services premium PMPM	$295.91	$277.17
Health plan services costs PMPM	$256.56	$247.48
G&A expense ratio	11.3%	11.2%
Selling costs ratio	2.6%	2.8%

Health Plan Services Premiums

Total health plan services premiums increased by $16.3 million, or 1%, for the three months ended March 31, 2009 as compared to the same period in 2008. On a PMPM basis, premiums increased by 7% for the three months ended March 31, 2009 as compared to the same period in 2008.

Commercial premium revenues decreased by $47.1 million, or 2%, for the three months ended March 31, 2009 as compared to the same period in 2008. This decrease is primarily attributable to a decrease in our commercial risk membership. The commercial premium PMPM increased by 9% for the three months ended March 31, 2009 as compared to the same period in 2008.

Medicare premiums increased by $41.8 million, or 5%, for the three months ended March 31, 2009 as compared to the same period in 2008. These increases were primarily attributable to a premium rate increases, partially offset by Medicare Part D membership declines. In addition, we recognized $55.0 million and $40.9 million of Medicare risk factor estimates in our health plan services premium revenues in the three months ended March 31, 2009 and 2008, respectively.

Medicaid premiums increased by $21.6 million, or 8%, for the three months ended March 31, 2009 as compared to the same period in 2008. These increases were primarily attributable to an increase in our Medicaid membership.

Health Plan Services Costs

Health plan services costs decreased by $66.6 million, or 2%, for the three months ended March 31, 2009 as compared to the same period in 2008. Health plan MCR was 86.7% for the three months ended March 31, 2009 as compared to 89.3% for the same period in 2008. On a PMPM basis, health care costs increased by 4% for the three months ended March 31, 2009 as compared to the same period in 2008.

Our commercial MCR for the three months ended March 31, 2009 decreased to 85.1% from 88.5% for the same period in 2008. Our commercial MCR for the three months ended March 31, 2008 was impacted by negative prior period reserve development of $40.0 million and a $43.2 million charge recorded in health care costs for litigation charges. The increase in the commercial health care cost trend on a PMPM basis was 5% for the three months ended March 31, 2009, over the same period in 2008. On a PMPM basis, physician and hospital costs rose 5% and 9%, respectively, and pharmacy costs rose 8% for the three months ended March 31, 2009 over the same period in 2008.

Our Medicare MCR, including Medicare Advantage and Part D, decreased to 89.8% for the three months ended March 31, 2009, from 92.4% for the three months ended March 31, 2008. These decreases were primarily due to the increase in the premium yield outpacing the increase in the health care cost trend. Medicare Advantage health care cost PMPM increased by 6% for the three months ended March 31, 2009 as compared to the same period in 2008. Medicare Part D health care cost PMPM decreased by 17% for the three months ended March 31, 2009 compared to the same period in 2008. We also recognized $15.0 million and $12.6 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs in the three months ended March 31, 2009 and 2008, respectively.

Our Medicaid MCR increased to 87.0% for the three months ended March 31, 2009 from 84.7% for the three months ended March 31, 2008, primarily due to the increase in the health care cost trend outpacing the increase in the premium yield. Medicaid health care cost PMPM increased by 2% in the three months ended March 31, 2009 over the same period in 2008.

Administrative Services Fees and Other Income

Administrative services fees and other income decreased by $4.0 million, or 29%, for the three months ended March 31, 2009 as compared to the same period in 2008. The decrease is primarily due to a $7.2 million decline in ASO fees primarily due to membership losses in our Northeast plans, partially offset by a $3.4 million estimated loss on sale related to a small, non-core subsidiary recorded in the first quarter of 2008.

Net Investment Income

Net investment income decreased by $11.1 million, or 31%, for the three months ended March 31, 2009 as compared to the same period in 2008. This decrease was primarily due to lower investment yields.

General, Administrative and Other Costs

G&A expense increased by $2.6 million, or 1%, for the three months ended March 31, 2009 as compared to the same period in 2008. The increase in G&A costs was primarily due to our operations strategy-related charge of $46.9 million in the three months ended March 31, 2009 compared to $35.8 million litigation and operations strategy-related charges recorded in the same period of 2008. Our G&A expense ratio increased to 11.3% from 11.2% for the three months ended March 31, 2009 compared to the same period in 2008.

The selling costs ratio decreased to 2.6% for the three months ended March 31, 2009 from 2.8% for the same period in 2008 and was primarily driven by lower sales commissions for our Medicare products. These changes are consistent with changes in our membership mix between large group and small and individual group members, and the growth of our Medicaid business.

Amortization and depreciation expense increased by $3.8 million for the three months ended March 31, 2009 as compared to the same period in 2008. The increases were primarily due to the addition of new assets placed in production related to various information technology system projects partially offset by a reduction in amortization for the intangible assets due to assets becoming fully amortized.

Interest expense decreased by $1.1 million, or 10%, for the three months ended March 31, 2009 as compared to the same period in 2008. The decrease was primarily due to lower interest rates and benefits realized from our interest rate swaps.

Government Contracts Segment Membership

Under our TRICARE contract for the North Region, we provided health care services to approximately 3.0 million eligible beneficiaries in the Military Health System (MHS) as of March 31, 2009, and approximately 2.9 million eligible beneficiaries as of March 31, 2008. Included in the 3.0 million eligibles as of March 31, 2009 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.2 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of March 31, 2009 and 2008, there were approximately 1.5 million and 1.4 million, respectively, TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

In addition to the 3.0 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 9 states covering approximately 24,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for the Government Contracts segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Government Contracts segment:
Revenues	$759.3	$664.5
Costs	725.0	637.6

Pretax income	$34.3	$26.9
Government Contracts Ratio	95.5%	96.0%

Government contracts revenues increased by $94.8 million, or 14%, for the three months ended March 31, 2009 as compared to the same period in 2008. Government contracts costs increased by $87.4 million or 14% for the three months ended March 31, 2009 as compared to the same period in 2008. The increases were primarily due to an increase in health care services provided under a new option year in the TRICARE contract, Option Period 5, and growth in the family counseling business with the Department of Defense.

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs, which is negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable, and the collectibility is reasonably assured. As a result of changes in the estimate during the three months ended March 31, 2009, we recognized an increase in revenues of $6.6 million compared to a decrease in revenues of $4.1 million in the three months ended March 31, 2008. As a result of changes in the estimate during the three months ended March 31, 2009, we recognized an increase in costs of $8.2 million compared to a decrease in costs of $5.5 million in the three months ended March 31, 2008. The administrative price is paid on a monthly basis, one month in arrears and certain components of the administrative price are subject to volume-based adjustments.

The Government contracts ratio decreased by 50 basis points for the three months ended March 31, 2009 as compared to the same period in 2008 primarily due to an increase in health care services provided under a new option year in the TRICARE contract, Option Period 5, which began April 1, 2008, and growth in the family counseling business with the Department of Defense.

Income Tax Provision

Our income tax expense and the effective income tax rate for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Income tax expense (benefit)	$2.1	$(15.4)
Effective income tax rate	8.5%	30.1%

The effective income tax rate differs from the statutory federal tax rate of 35% for the three months ended March 31, 2009 due primarily to state income taxes, tax-exempt investment income, and a favorable outcome of an examination settlement. The effective income tax rate differs from the statutory tax rate of 35% for the three months ended March 31, 2008 due primarily to state income taxes, tax-exempt investment income, and favorable outcome related to the prior year nondeductible class action lawsuit expenses.

The effective income tax rate decreased from 2008 to 2009 primarily due to the favorable outcome of an examination settlement.

LIQUIDITY AND CAPITAL RESOURCES

Market and Economic Conditions

The recent market disruptions and global economic downturn have been unprecedented in recent history and challenging with increased unemployment, diminished business and consumer confidence, and increased volatility in both U.S. and international capital and credit markets. Concern about the stability of the markets generally and the strength of counterparties specifically has caused many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. If current levels of economic deterioration and market volatility continue or worsen, the cost and availability of credit may continue to be adversely affected. While we have not experienced a reduction in the capital and funding available to us at this time, continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition. If these market conditions continue, they may limit our ability to timely replace maturing liabilities and access the capital markets to meet liquidity needs, which could adversely affect our financial condition and results of operations. Furthermore, if our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, may reduce the number of individuals to whom they provide coverage, or may make changes in the mix or products purchased from us. In addition, if our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable conditions may adversely affect our business, including our revenues, profitability and cash flow.

Cash and Investments

As of March 31, 2009, we valued investment securities available for sale at $1.4 billion. We hold high-quality corporate bonds, mortgage-backed bonds and municipals bonds. We evaluate and determine the classification of our investments based on management’s intent; currently, we have classified our investments as available-for-sale. We also closely monitor the fair values of our investment holdings and regularly evaluate them for any other-than-temporary impairments.

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

Our investment portfolio includes $519.3 million, or 37.8% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. Our investment portfolio also includes $10.2 million, or 0.7% of our portfolio holdings, of auction rate securities (ARS). These ARS have long-term nominal maturities for which the interest rates are reset through a dutch auction process every 7, 28 or 35 days. At March 31, 2009, these ARS had at one point or are continuing to experience “failed” auctions. These securities are entirely municipal issues and rates are set at the maximum allowable rate as stipulated in the applicable bond indentures. We continue to receive income on all ARS. If all or any portion of the ARS continue to experience failed auctions, it could take an extended amount of time for us to realize our investments’ recorded value.

We had gross unrealized losses of $35.3 million as of March 31, 2009, and $32.8 million as of December 31, 2008. While we believe that these impairments are temporary and that we have the intent and ability to hold such securities until maturity or recovery, given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.

During the year ended December 31, 2008, we recognized a $14.6 million loss from other-than-temporary impairments of our cash equivalents and available-for-sale investments. Such other-than-temporary impairments primarily were as a result of investments in corporate debt from Lehman Brothers, money market funds from The Reserve and preferred stock from Fannie Mae and Freddie Mac. In September 2008, The Reserve announced its intention to liquidate all of its money market funds and froze all redemptions until an orderly liquidation process could be implemented. As a result, we reclassified $372 million in estimated net asset value we had invested in The Reserve money market funds from cash equivalents to investments available for sale as of September 30, 2008. As of December 31, 2008, we held $50.4 million in the Reserve Primary Institutional Fund and $69.2 million in the Reserve U.S. Government Fund. On January 16, 2009, The Reserve paid out in full the balance in the U.S. Government Fund. As of March 31, 2009, we held $33.3 million in the Primary Institutional Fund. The Reserve redeemed $11.6 million of the March balance on April 17, 2009, and has stated that it expects to distribute the remaining amounts by the end of 2009.

Liquidity

We believe that cash flow from operating activities, existing working capital, lines of credit and cash reserves are adequate to allow us to fund existing obligations, repurchase shares under our stock repurchase program, introduce new products and services, and continue to develop health care-related businesses. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. Assuming that we can access the capital markets on acceptable terms, or at all, we may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment. However, continued turbulence in U.S. and international markets could adversely affect our liquidity.

Although all of our $133.5 million amortizing financing facility balance as of March 31, 2009 has been classified as a current liability, the final payment under the facility is scheduled to be made in December 2012, and it is our current expectation to pay down this debt in accordance with the terms.

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $265.0 million and $241.3 million as of March 31, 2009 and December 31, 2008, respectively.

Our cash flow from operating activities is also impacted by the timing of collections on our amounts receivable from CMS. Our receivable related to our Medicare business was $312.8 million as of March 31, 2009, and $315.5 million as of December 31, 2008, including about $150 million expected to be settled in the fourth quarter of 2009.

Operating Cash Flows

Our net cash flow used in operating activities for the three months ended March 31, 2009 compared to the same period in 2008 is as follows:

	March 31, 2009	March 31, 2008	Change 2009 over 2008
	(Dollars in millions)
Net cash used in operating activities	$(5.8)	$(117.3)	$111.5

This increase of $111.5 million in operating cash flow is primarily a result of the $160 million settlement payment made in connection with the McCoy, Wachtel and Scharfman lawsuits in the first quarter of 2008 offset by a $69 million decrease in pharmacy claims payable due to an increase in the frequency of payments in 2009.

Investing Activities

Our net cash flow provided by investing activities for the three months ended March 31, 2009 compared to the same period in 2008 is as follows:

	March 31, 2009	March 31, 2008	Change 2009 over 2008
	(Dollars in millions)
Net cash provided by investing activities	$129.0	$6.8	$122.2

Net cash provided by investing activities increased primarily due to a decrease in cash used for the purchase of investments of $120 million.

Financing Activities

Our net cash flow used in financing activities for the three months ended March 31, 2009 compared to the same period in 2008 is as follows:

	March 31, 2009	March 31, 2008	Change 2009 over 2008
	(Dollars in millions)
Net cash used in financing activities	$(51.5)	$(36.6)	$(14.9)

Net cash used in financing activities increased during the three months ended March 31, 2009, primarily due to a $50 million repayment and a $100 million decrease in borrowings under our revolving credit facility in 2009 offset by a $141.5 million reduction in cash used to repurchase common stock as a result of not repurchasing any of our common stock in the first quarter of 2009 under our stock repurchase program.

See “—Capital Structure” below for additional information regarding our stock repurchase program, our Senior Notes and our revolving credit facility.

Capital Structure

Share Repurchases.    We have a $700 million stock repurchase program authorized by our Board of Directors. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from the employee stock options. On November 4, 2008, we announced that our stock repurchase program is on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, will be undertaking a review of the Company’s strategic direction. As a result, we did not repurchase shares of our common stock during the three months ended March 31, 2009. As of March 31, 2009, the remaining authorization under our stock repurchase program was $103.3 million and, since its inception, we had repurchased an aggregate of 36,623,347 shares of common stock at an average price of $34.40 for aggregate consideration of approximately $1,259.8 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options).

Under the Company’s various stock option and long-term incentive plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and/or exercise price obligations, as applicable, arising from the exercise of stock options. For certain other equity awards, the Company has the right to withhold shares to satisfy any tax obligations that may be required to be withheld or paid in connection with such equity award, including any tax obligation arising on the vesting date. These repurchases were not part of our stock repurchase program.

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations as of March 31, 2009:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b) (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (c) (d)
January 1—January 31	—		—	—	—	$103,349,478
February 1—February 28	95,183	(e)	$15.41	$1,466,885	—	$103,349,478
March 1—March 31	2,683	(e)	14.39	38,614	—	$103,349,478

	97,866	(e)	$15.38	$1,505,499	—

(a)	We did not repurchase any shares of our common stock during the three months ended March 31, 2009 outside our publicly announced stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.
(b)	Our stock repurchase program was announced in April 2002. We announced additional repurchase authorization in August 2003, October 2006 and October 2007.
(c)	A total of $700 million of our common stock can be repurchased under our stock repurchase program. Additional amounts may be added to the program based on exercise proceeds and tax benefits the Company receives from the exercise of employee stock options, but only upon further approval by the Board of Directors. The remaining authority under our repurchase program includes proceeds received from option exercises and tax benefits the Company received from exercise of employee stock options which have been approved for inclusion in the program by the Board.
(d)	Our stock repurchase program does not have an expiration date. During the three months ended March 31, 2009, we did not have any repurchase program that expired, and we did not terminate any repurchase program prior to its expiration date.
(e)	Represents shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Amortizing Financing Facility.    On December 19, 2007, we entered into a five-year, non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender and we entered into amendments to the financing facility on April 29, 2008 and November 10, 2008, which were administrative in nature. On March 9, 2009, we amended certain terms of the documentation relating to the financing facility to, among other things, (i) eliminate the requirement that we maintain certain minimum public debt ratings throughout the term of the financing facility and (ii) provide that the financing facility may be terminated at any time at the option of one of our wholly-owned subsidiaries or the non-U.S. lender. The proceeds from the financing facility were used for general corporate purposes.

As amended, the financing facility requires one of our subsidiaries to pay semi-annual distributions, in the amount of $17.5 million, to a participant in the financing facility. Unless terminated earlier, the final payment under the facility is scheduled to be made on December 19, 2012.

The financing facility includes limitations (subject to specified exclusions) on certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability of our subsidiaries to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of the business we and our subsidiaries conducted on the closing date of the financing facility. In addition, the financing facility also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the financing facility. As of March 31, 2009, we were in compliance with all of the covenants under the financing facility.

The financing facility provides that it may be terminated through a series of put and call transactions (1) at the option of one of our wholly-owned subsidiaries or the non-U.S. lender at any time, or (2) upon the occurrence of certain defined early termination events. These early termination events, include, but are not limited to:

•	nonpayment of certain amounts due by us or certain of our subsidiaries under the financing facility (if not cured within the related time period set forth therein);

•	a change of control (as defined in the financing facility);

•	cross-acceleration and cross-default to other indebtedness of the Company in excess of $50 million, including our revolving credit facility;

•	certain ERISA-related events;

•	noncompliance by the Company with any material term or provision of the HMO Regulations or Insurance Regulations (as each such term is defined in the financing facility);

•	events in bankruptcy, insolvency or reorganization of the Company;

•	undischarged, uninsured judgments in the amount of $50 million or more against the Company; or

•	certain changes in law that could adversely affect a participant in the financing facility.

In addition, in connection with the financing facility, we guaranteed the payment of the semi-annual distributions and any other amounts payable by one of our subsidiaries to the financing facility participants under certain circumstances provided under the financing facility. Also in connection with the financing facility, we entered into the 2007 Swap with a non-U.S. bank affiliated with one of the financing facility participants (see Note 2 to our consolidated financial statements). Under the 2007 Swap agreement, we pay a floating payment in an amount equal to LIBOR times a notional principal amount and receive a fixed payment in an amount equal to 4.294% times the same notional principal amount from the non-U.S. bank counterparty in return in accordance with a schedule set forth in the 2007 Swap agreement.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of March 31, 2009, no default or event of default had occurred under the indenture governing the Senior Notes.

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

As of March 31, 2009, we were in compliance with all covenants under our revolving credit facility.

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of March 31, 2009, we had outstanding an aggregate of $322.4 million in letters of credit, none of which had been drawn upon, and outstanding borrowings under the revolving credit facility of $100 million. As a result, the maximum amount available for borrowing under the revolving credit facility was $477.6 million as of March 31, 2009.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of March 31, 2009 all of our health plans and insurance subsidiaries met their respective regulatory requirements in all material respects, except Health Net Services (Bermuda) Ltd., which was undercapitalized by approximately $0.6 million. We expect to make a capital contribution to Health Net Services (Bermuda) Ltd. in the second quarter of 2009 such that it will satisfy applicable minimum capital and surplus requirements.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At March 31, 2009, we had sufficient capital to exceed this level.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the three months ended March 31, 2009, we made a capital contribution of $3.0 million to one of our subsidiaries to maintain RBC or other statutory capital requirements. Health Net, Inc. did not make any capital contributions to its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through May 1, 2009.

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

CONTRACTUAL OBLIGATIONS

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2008 in our Form 10-K. During the three months ended March 31, 2009, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2009, we did not have any off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES

In our Form 10-K, we identified the critical accounting policies which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and recoverability of long-lived assets and investments. We have not changed these policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of March 31, 2009 is discussed below. There were no other significant changes to the critical accounting estimates as disclosed in our Form 10-K.

Reserves for claims and other settlements include reserves for claims (IBNR and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our Health Plan Services reporting segment.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$(61.8) million
1%	$(31.4) million
(1)%	$32.6 million
(2)%	$66.5 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$32.3 million
1%	$16.1 million
(1)%	$(16.1) million
(2)%	$(32.3) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

We are exposed to interest rate and market risk primarily due to our investing and borrowing activities. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and/or market conditions and in equity prices. Interest rate risk is a consequence of maintaining variable interest rate earning investments and fixed rate liabilities or fixed income investments and variable rate liabilities. We are exposed to interest rate risks arising from changes in the level or volatility of interest rates, prepayment speeds and/or the shape and slope of the yield curve. In addition, we are exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception may affect the value of financial instruments. No material changes to any of these risks have occurred since December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as indicated below.

During the first quarter of 2009, the Company began outsourcing to a third party its software applications development and management activities for certain applications significant to the Company’s financial reporting practices, including application development, testing and monitoring services, application maintenance and support services, project management services and cross functional services. The Company completed the outsourcing of certain of these applications in the first quarter of 2009, and expects to complete the outsourcing of the remaining applications during the second and third quarters of 2009. During the first quarter of 2009, the Company also outsourced its internal information technology (IT) environment, including mainframe services, server services, help desk services, end user services, data network services, voice network services and cross functional services, to a third party. The IT environment outsourcing was completed in April 2009.

While outsourcing these activities, the Company adopted a detailed transition model involving extensive transition planning activities and relevant training, guided support, evaluation of quality measures and increased oversight activities. We are not currently aware of any material adverse impacts on our internal control over financial reporting as a result of these changes; however, the new control environment has not been completely tested. Management will be performing an evaluation of the effectiveness of our internal control over financial reporting, including with respect to the new control environment, as of the year ended December 31, 2009. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. There have been no other significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 9 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized a $700 million stock repurchase program. As of March 31, 2009, the remaining authorization under our stock repurchase program was $103.3 million. On November 4, 2008 we announced that our stock repurchase program is on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, will be undertaking a review of the Company’s strategic direction.

Under the Company’s various stock option and long-term incentive plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and/or exercise price obligations, as applicable, arising from the exercise of stock options. For certain other equity awards, the Company has the right to withhold shares to satisfy any tax obligations that may be required to be withheld or paid in connection with such equity award, including any tax obligation arising on the vesting date.

A description of the Company’s stock repurchase program and tabular disclosure of the information required under this Item 2 is contained in Part I—“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure—Share Repurchases.”

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	Omnibus Amendment to Participation Agreement, Put Option Agreement and Call Option Agreement dated as of March 9, 2009 by and among Health Net Funding, Inc., Health Net, Inc., Lodgemore Holdings, Inc., ING Bank N.V., and Health Net Financing, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2009).

10.2	Amendment No. 1 to Amended and Restated Employment Agreement dated March 20, 2009 by and between Health Net, Inc. and John Sivori, a copy of which is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: May 8, 2009	By:	/S/ JOSEPH C. CAPEZZA

Joseph C. Capezza
Chief Financial Officer

Date: May 8, 2009	By:	/S/ BRET A. MORRIS

Bret A. Morris
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Omnibus Amendment to Participation Agreement, Put Option Agreement and Call Option Agreement dated as of March 9, 2009 by and among Health Net Funding, Inc., Health Net, Inc., Lodgemore Holdings, Inc., ING Bank N.V., and Health Net Financing, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2009).

10.2	Amendment No. 1 to Amended and Restated Employment Agreement dated March 20, 2009 by and between Health Net, Inc. and John Sivori, a copy of which is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.