Form 10-Q
period 2009-06-30
HEALTH NET INC
filed 2009-08-10
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares outstanding of the registrant’s Common Stock as of August 4, 2009 was 103,854,724 (excluding 40,144,264 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Health plan services premiums	$3,152,783	$3,114,168	$6,292,034	$6,237,156
Government contracts	832,088	694,885	1,591,427	1,359,334
Net investment income	20,432	20,931	44,753	56,302
Administrative services fees and other income	8,387	11,516	18,279	25,464

Total revenues	4,013,690	3,841,500	7,946,493	7,678,256

EXPENSES
Health plan services (excluding depreciation and amortization)	2,718,039	2,655,066	5,439,818	5,443,469
Government contracts	791,044	658,255	1,516,046	1,295,832
General and administrative	332,188	297,475	687,098	649,753
Selling	81,359	88,243	162,769	174,835
Depreciation and amortization	15,708	13,073	31,748	25,352
Interest	11,518	11,316	21,085	21,973

Total expenses	3,949,856	3,723,428	7,858,564	7,611,214

Income from operations before income taxes	63,834	118,072	87,929	67,042
Income tax provision	23,694	41,394	25,754	26,044

Net income	$40,140	$76,678	$62,175	$40,998

Net income per share:
Basic	$0.39	$0.71	$0.60	$0.38
Diluted	$0.38	$0.71	$0.60	$0.37
Weighted average shares outstanding:
Basic	103,854	107,308	103,810	108,276
Diluted	104,323	108,338	104,294	109,772

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$565,856	$668,201
Investments—available for sale (amortized cost: 2009—$1,467,904; 2008—$1,516,316)	1,477,651	1,504,658
Premiums receivable, net of allowance for doubtful accounts (2009—$13,489; 2008—$13,567)	414,199	307,529
Amounts receivable under government contracts	279,290	241,269
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	334,104	302,022
Other receivables	181,563	254,026
Deferred taxes	77,600	87,712
Other assets	207,383	179,649

Total current assets	3,537,646	3,545,066
Property and equipment, net	169,925	202,356
Goodwill	751,949	751,949
Other intangible assets, net	82,698	91,289
Deferred taxes	67,247	81,771
Investments—available for sale—noncurrent (amortized cost: 2009—$74,064; 2008—$0)	60,047	—
Other noncurrent assets	133,501	143,919

Total Assets	$4,803,013	$4,816,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,243,517	$1,338,149
Health care and other costs payable under government contracts	76,709	69,876
IBNR health care costs payable under TRICARE North contract	334,104	302,022
Unearned premiums	184,881	180,548
Borrowings under amortizing financing facility	117,999	27,335
Accounts payable and other liabilities	352,890	294,840

Total current liabilities	2,310,100	2,212,770
Senior notes payable	398,378	398,276
Borrowings under amortizing financing facility	—	103,992
Borrowings under revolving credit facility	100,000	150,000
Other noncurrent liabilities	167,993	199,186

Total Liabilities	2,976,471	3,064,224

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2009—143,997 shares; 2008—143,753 shares)	144	144
Additional paid-in capital	1,190,877	1,182,067
Treasury common stock, at cost (2009—40,143 shares of common stock; 2008—40,045 shares of common stock)	(1,368,825)	(1,367,319)
Retained earnings	2,006,275	1,944,100
Accumulated other comprehensive loss	(1,929)	(6,866)

Total Stockholders’ Equity	1,826,542	1,752,126

Total Liabilities and Stockholders’ Equity	$4,803,013	$4,816,350

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2008	143,477	$144	$1,151,251	(33,178)	$(1,123,750)	$1,849,097	$(1,160)	$1,875,582
Comprehensive income:
Net income						40,998		40,998
Change in unrealized loss on investments, net of tax impact of $6,878							(10,931)	(10,931)
Defined benefit pension plans:
Prior service cost and net loss							147	147

Total comprehensive income								30,214

Exercise of stock options and vesting of restricted stock units	240		6,447					6,447
Share-based compensation expense			14,558					14,558
Tax benefit related to equity compensation plans			732					732
Repurchases of common stock and accelerated stock repurchase settlement				(3,212)	(143,442)			(143,442)

Balance as of June 30, 2008	143,717	$144	$1,172,988	(36,390)	$(1,267,192)	$1,890,095	$(11,944)	$1,784,091

Balance as of January 1, 2009	143,753	$144	$1,182,067	(40,045)	$(1,367,319)	$1,944,100	$(6,866)	$1,752,126
Comprehensive income:
Net income						62,175		62,175
Change in unrealized loss on investments, net of tax impact of $2,633							4,756	4,756
Defined benefit pension plans:
Prior service cost and net loss							181	181

Total comprehensive income								67,112

Exercise of stock options and vesting of restricted stock units	244							—
Share-based compensation expense			11,825					11,825
Net tax detriment related to equity compensation plans			(3,015)					(3,015)
Repurchases of common stock				(98)	(1,506)			(1,506)

Balance as of June 30, 2009	143,997	$144	$1,190,877	(40,143)	$(1,368,825)	$2,006,275	$(1,929)	$1,826,542

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,175	$40,998
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	31,748	25,352
Share-based compensation expense	11,825	14,555
Deferred income taxes	22,003	(24,887)
Excess tax benefit on share-based compensation	—	(780)
Asset and investment impairment charges	12,384	4,241
Other changes	(1,579)	(320)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(102,337)	(123,004)
Other current assets, receivables and noncurrent assets	74,269	18,987
Amounts receivable/payable under government contracts	(31,188)	(63,574)
Reserves for claims and other settlements	(94,632)	57,324
Accounts payable and other liabilities	(44,660)	(146,717)

Net cash used in operating activities	(59,992)	(197,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	639,333	550,766
Maturities of investments	106,048	136,632
Purchases of investments	(713,219)	(674,626)
Sales of property and equipment	3,835	4
Purchases of property and equipment	(9,863)	(74,843)
Sales (purchases) of restricted investments and other	463	13,109

Net cash provided by (used in) investing activities	26,597	(48,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	—	6,401
Excess tax benefit on share-based compensation	—	780
Repurchases of common stock	(1,506)	(143,045)
Borrowings under revolving credit facility	25,000	145,000
Repayment of borrowings	(92,444)	(8,722)

Net cash (used in) provided by financing activities	(68,950)	414

Net decrease in cash and cash equivalents	(102,345)	(246,369)
Cash and cash equivalents, beginning of year	668,201	1,007,017

Cash and cash equivalents, end of period	$565,856	$760,648

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$13,084	$15,277
Income taxes paid	23,699	56,416
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Imputed interest discount and deferred revenue	$13,294	$22,266
Securities purchased in the period, paid for in the third quarter	67,656	—
Securities sold during the period, funds received in the third quarter	27,591	—

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

Certain items presented in the operating cash flow section of the consolidated statements of cash flows for the six months ended June 30, 2008 have been reclassified within the operating cash flow section. This reclassification had no impact on our operating cash flows, net earnings or balance sheets as previously reported.

2.    SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with maturity of three months or less when purchased.

Investments

Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. The Company analyzes all impairments of debt investments in accordance with FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). In accordance with FSP FAS 115-2 and FAS 124-2, management assesses intent to sell such securities. If such intent exists, securities are considered other-than-temporarily impaired. Management also assesses if the Company may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger such a charge. If securities are considered other-than-temporarily impaired based on intent or ability, management assesses if the amortized costs of the securities can be recovered. If management anticipates to recover an amount less than its amortized cost, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded though earnings as charge. All other temporary impairment changes are recorded through other comprehensive income. (See Note 4 to our consolidated financial statements for additional disclosures).

Fair Value of Financial Instruments

The estimated fair value amounts of cash equivalents, investments available for sale, trade accounts and notes receivable and notes payable have been determined by us using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of trade receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed rate borrowings, including our Senior Notes and our amortizing financing facility, was $421.0 million and $291.3 million as of June 30, 2009 and December 31, 2008, respectively. The fair value of our variable rate borrowings under our revolving credit facility was $100.0 million and $150.0 million as of June 30, 2009 and December 31, 2008, respectively, which was equal to the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. See Note 7 to our consolidated financial statements for additional information regarding our financing arrangements.

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

Accumulated other comprehensive losses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Investments:
Unrealized (losses) gains on investments available-for-sale as of April 1 and January 1	$(8.2)	$1.6	$(7.3)	$(0.1)
Net change in unrealized gains on investments available-for-sale	9.6	(11.6)	14.8	(8.3)
Reclassification of unrealized gains to earnings	(3.9)	(1.0)	(10.0)	(2.6)

Unrealized losses on investments available for sale as of June 30	(2.5)	(11.0)	(2.5)	(11.0)

Defined benefit pension plans:
Prior service cost and net loss amortization as of April 1 and January 1	0.5	(1.0)	0.4	(1.1)
Net change in prior service cost and net loss amortization	0.1	0.1	0.2	0.2

Prior service cost and net loss amortization as of June 30	0.6	(0.9)	0.6	(0.9)

Accumulated other comprehensive loss	$(1.9)	$(11.9)	$(1.9)	$(11.9)

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

Common stock equivalents arising from dilutive stock options, restricted common stock and RSUs are computed using the treasury stock method. For the three and six months ended June 30, 2009, these amounted to 469,000 and 484,000, shares, respectively, which included 416,000 and 432,000 common stock equivalents from dilutive RSUs. There were 1,030,000 and 1,496,000 shares of common stock equivalents, respectively, including 239,000 and 286,000 RSUs and restricted common stock equivalents, for the three and six months ended June 30, 2008, respectively.

Options to purchase an aggregate of 5,701,000 and 5,732,000 shares of common stock, during the three and six months ended June 30, 2009, respectively, and 3,120,000 and 1,573,000, during the three and six months ending June 30, 2008, respectively, were considered antidilutive and were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock for each respective period. Outstanding options expire at various times through June 2019.

We have a $700 million stock repurchase program authorized by our Board of Directors. The remaining authorization under our stock repurchase program as of June 30, 2009 was $103.3 million (see Note 6 to our consolidated financial statements). On November 4, 2008, we announced that our stock repurchase program was on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, was undertaking a review of the Company’s strategic direction. On July 20, 2009, we announced the completion of our strategic review, which included entering into a Stock Purchase Agreement with Oxford Health Plans, LLC (Buyer) and solely for the purpose of guaranteeing Buyer’s obligations thereunder, UnitedHealth Group Inc. (collectively, “UnitedHealth”) for the sale of our Northeast operations. For a detailed description of the pending sale of our Northeast operations, see Note 10 to our consolidated financial statements. At this time, Health Net’s Board of Directors has made no determination with regard to the future of the Company’s stock repurchase program.

Goodwill and Other Intangible Assets

The carrying amount of goodwill by reporting unit is as follows:

	Health Plan Services	Total
	(Dollars in millions)
Balance as of June 30, 2009 and December 31, 2008	$752.0	$752.0

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of June 30, 2009:
Provider networks	$40.5	$(30.8)	$9.7	19.4
Employer groups	76.8	(24.3)	52.5	6.5
Customer relationships and other	29.5	(9.0)	20.5	11.1
Trade name	3.2	(3.2)	—	1.5
Covenant not-to-compete	2.2	(2.2)	—	2.0

	$152.2	$(69.5)	$82.7

As of December 31, 2008:
Provider networks	$40.5	$(30.1)	$10.4	19.4
Employer groups	76.8	(18.3)	58.5	6.5
Customer relationships and other	29.5	(7.6)	21.9	11.1
Trade name	3.2	(3.2)	—	1.5
Covenant not-to-compete	2.2	(1.7)	0.5	2.0

	$152.2	$(60.9)	$91.3

We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2009 for our health plan services reporting unit and also re-evaluated the useful lives of our other intangible assets. No goodwill impairment was identified in our health plan services reporting unit. We also determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives. See Note 10 to our consolidated financial statements for information regarding the pending sale of our Northeast business.

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 are as follows (dollars in millions):

Year	Amount
2009	$16.3
2010	15.8
2011	15.5
2012	15.4
2013	14.0

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of June 30, 2009 and December 31, 2008, our restricted cash and cash equivalents balances totaled $59.2 million and $63.5 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $61.4 million and $55.3 million as of June 30, 2009 and December 31, 2008, respectively, and are included in current investments available-for-sale.

In connection with our purchase of The Guardian Life Insurance Company of America’s interest in the HealthCare Solutions business in 2007, we established escrowed funds to secure the payment of projected run-out claims for the purchased block of business. As of June 30, 2009 and December 31, 2008, this restricted cash balance amounted to $2.9 million and $5.9 million, respectively, and is included in other noncurrent assets on the accompanying consolidated balance sheets.

Interest Rate Swap Contracts

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133. This statement expands the disclosure requirements for derivative instruments and hedging activities. We adopted SFAS No. 161 as of January 1, 2009. The adoption of SFAS No. 161 did not have an impact on our consolidated financial position and results of operations.

We are exposed to certain risks relating to our ongoing business operations. Some of those risks can be managed by using derivative instruments. We enter into interest rate swaps from time to time to help manage interest rate risk associated with our variable rate borrowings. On December 19, 2007, we entered into a five-year, $175 million amortizing financing facility with a non-U.S. lender (see Note 7 to our consolidated financial statements). In connection with the financing facility, we entered into an interest rate swap agreement (2007 Swap) under which we pay an amount equal to LIBOR times a notional principal amount and receive in return an amount equal to 4.294% times the same notional principal amount. The 2007 Swap does not qualify for hedge accounting. Accordingly, the 2007 Swap is reflected at fair value of $6.4 million in other current assets in our consolidated balance sheet with an offset included in net investment income in our consolidated statement of operations of $(0.8) million and $(0.3) million which reflect the interest and change in value during the three and six months ended June 30, 2009, respectively.

On March 12, 2009, we entered into an interest rate swap agreement (2009 Swap) under which we pay an amount equal to 2.245% times a notional principal amount and in return we receive an amount equal to LIBOR times the same notional principal amount. The 2009 Swap is designed to reduce variability in our net income due to changes in variable interest rates. The 2009 Swap does not qualify for hedge accounting. Accordingly, the 2009 Swap is reflected at a fair value of $(0.5) million in other noncurrent liabilities in our consolidated balance sheet with an offset included in net investment income in our consolidated statement of operations of $0.5 million and $(0.9) million which reflect the interest and change in value during the three and six months ended June 30, 2009, respectively.

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

We recognized $59.5 million and $114.5 million of Medicare risk factor estimates in our health plan services premium revenues for the three and six months ended June 30, 2009, respectively. Of these amounts, $0.5 million and $7.0 million for the three and six months ended June 30, 2009, respectively, were for the 2008 and prior payment years. We also recognized $17.4 million and $32.4 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs for the three and six months ended June 30, 2009, respectively. Of these amounts, $0.2 million and $3.5 million for the three and six months ended June 30, 2009, respectively, were for the 2008 and prior payment years.

We recognized $48.4 million and $89.3 million of Medicare risk factor estimates in our health plan services premium revenues for the three and six months ended June 30, 2008, respectively. Of these amounts, $0 and $4.4 million for the three and six months ended June 30, 2008, respectively, were for 2007 and prior payment years. We also recognized $10.9 million and $23.5 million of capitation expense related to the Medicare risk factor estimates, in our health plan services costs for the three and six months ended June 30, 2008, respectively. Of these amounts, $(0.4) million and $3.6 million for the three and six months ended June 30, 2008, respectively, were for the 2007 and prior payment years.

TRICARE Contract Target Costs

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs, which are negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable, and the collectibility is reasonably assured. As a result of changes in the estimate during the three and six months ended June 30, 2009, we recognized increases in revenues of $25.5 million and $32.1 million, respectively, compared to increases in revenues of $4.2 million and $0.2 million in the three and six months ended June 30, 2008, respectively. As a result of changes in the estimate during the three and six months ended June 30, 2009, we recognized increases in costs of $34.7 million and $42.9 million, respectively, compared to an increase in costs of $5.2 million and a decrease in costs of $0.3 million in the three and six months ended June 30, 2008, respectively. The administrative price is paid on a monthly basis, one month in arrears and certain components of the administrative price are subject to volume-based adjustments.

Recently Issued Accounting Pronouncements

In June 2009, Financial Accounting Standards Board (FASB) issued SFAS No. 166, Accounting for Transfers of Financial Assets- Amendment of FAS No. 140, (SFAS No. 166). This statement modifies the financial-components approach used in SFAS No. 140 and limits the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity and when the transferor has continuing involvement with the transferred financial asset. This statement requires that a transferor recognize and initially measure at fair value all assets and liabilities incurred as a result of transfer of financial assets accounted for as a sale. SFAS No. 166 is effective for financial statements issued for annual reporting periods beginning after November 15, 2009. We are currently assessing the impact of adopting SFAS No. 166 on our consolidated financial statements.

In June 2009, FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R), (SFAS No. 167). This statement amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (VIE). This statement amends FIN No. 46 (R) to eliminate the quantitative approach previously required. It also requires enhanced disclosures that will provide the users of financial statements with more transparent information about an enterprise’s involvement with a VIE. SFAS No. 167 is effective for financial statements issued for annual reporting periods beginning after November 15, 2009. We are currently assessing the impact of adopting SFAS No. 167 on our consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of GAAP- a replacement of SFAS No. 162, (SFAS No. 168). This codification will become the source of authoritative U.S. GAAP recognized by FASB. The codification will supersede all then-existing non-SEC accounting and reporting standards. Following SFAS No. 168, FASB will not issue any new standards in the form of Statements, FASB Staff Positions (FSPs) and Emerging Issues Task Force (EITF) consensuses. Instead, it will issue Accounting Standards Updates. SFAS No. 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009 and has no impact on our financial statements.

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

Our segment information is as follows:

	Health Plan Services	Government Contracts	Eliminations	Total
	(Dollars in millions)
Three Months Ended June 30, 2009
Revenues from external sources	$3,152.8	$832.1	$—	$3,984.9
Intersegment revenues	5.5	—	(5.5)	—
Segment pretax income	22.8	41.0	—	63.8

Three Months Ended June 30, 2008
Revenues from external sources	$3,114.2	$694.9	$—	$3,809.1
Intersegment revenues	12.9	—	(12.9)	—
Segment pretax income	81.5	36.6	—	118.1

Six Months Ended June 30, 2009
Revenues from external sources	$6,292.0	$1,591.4	$—	$7,883.4
Intersegment revenues	12.7	—	(12.7)	—
Segment pretax income	12.5	75.4	—	87.9

Six Months Ended June 30, 2008
Revenues from external sources	$6,237.2	$1,359.3	$—	$7,596.5
Intersegment revenues	28.2	—	(28.2)	—
Segment pretax income	3.5	63.5	—	67.0

Our health plan services premium revenues by line of business is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Commercial premium revenue	$1,916.8	$1,950.8	$3,841.3	$3,922.3
Medicare premium revenue	946.1	899.5	1,880.4	1,792.2
Medicaid premium revenue	289.9	263.9	570.3	522.7

Total Health Plan Services premiums	$3,152.8	$3,114.2	$6,292.0	$6,237.2

4.    INVESTMENTS

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary guidance for debt securities by requiring an entity to evaluate whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Additional disclosures are required for interim and annual periods about securities in unrealized loss positions for which an other-than-temporary impairment has or has not been recognized. During the second quarter ended June 30, 2009, we adopted FSP FAS 115-2 and FAS 124-2.

Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method, and realized gains and losses are included in net investment income. We periodically assess our available-for-sale investments for other-than-temporary impairment. Any such other-than-temporary impairment loss is recognized as a realized loss, which is recorded through earnings, if related to credit losses. During the second quarter of 2009, we adopted FSP FAS 115-2 and FAS 124-2, noting that one of our prime residential mortgage-backed securities may suffer losses under certain stressed scenarios. As a result, we recognized an impairment related to the credit loss in the amount of $60,000. This amount represents the difference between the present value of the company’s best estimate of future cash flows using the latest performance indicators and the amortized cost basis.

During the year ended December 31, 2008, we recognized a $14.6 million loss from other-than-temporary impairments of our cash equivalents and available-for-sale investments. Such other-than-temporary impairments primarily were as a result of investments in corporate debt from Lehman Brothers, money market funds from The Reserve Primary Institutional Fund (The Reserve) and preferred stock from Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). In September 2008, The Reserve announced its intention to liquidate its money market fund and froze all redemptions until an orderly liquidation process could be implemented. As a result, in the third quarter of 2008, we reclassified $372 million in estimated net asset value we had invested in The Reserve money market funds from cash equivalents to investments available-for-sale. As of December 31, 2008, we held $50.4 million in The Reserve Primary Institutional Fund and $69.2 million in The Reserve U.S. Government Fund. On January 16, 2009, The Reserve paid out in full the balance in the U.S. Government Fund. As of June 30, 2009, we held $21.7 million in the Primary Institutional Fund.

We reclassified $60.1 million from current investments available-for-sale to investments available-for-sale-noncurrent because we do not intend to sell and we believe it may take longer than a year for such impaired securities to recover. The reclassification does not affect the marketability or the valuation of the investments, which are reflected at their market value as of June 30, 2009.

As of June 30, 2009, the amortized cost, gross unrealized holding gains and losses, and fair value of our available-for-sale investments-current and our available-for-sale investments-noncurrent, after giving effect to other-than-temporary impairments were as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$475.3	$7.7	$(2.9)	$480.1
U.S. government and agencies	90.5	0.5	(0.5)	90.5
Obligations of states and other political subdivisions	486.9	5.4	(5.5)	486.8
Corporate debt securities	415.0	6.9	(1.9)	420.0
Other securities	0.2	0.1	—	0.3

	$1,467.9	$20.6	$(10.8)	$1,477.7

	June 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Noncurrent:
Asset-backed securities	$59.6	$—	$(12.2)	$47.4
U.S. government and agencies	—	—	—	—
Obligations of states and other political subdivisions	5.5	—	(0.7)	4.8
Corporate debt securities	9.0	—	(1.1)	7.9
Other securities	—	—	—	—

	$74.1	$—	$(14.0)	$60.1

As of December 31, 2008, the amortized cost, gross unrealized holding gains and losses, and fair value of our available-for-sale investments after giving effect to other-than-temporary impairments were as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Asset-backed securities	$527.4	$9.8	$(17.2)	$520.0
U.S. government and agencies	69.5	0.5	—	70.0
Obligations of states and other political subdivisions	577.9	7.3	(9.8)	575.4
Corporate debt securities	341.1	3.4	(5.8)	338.7
Other securities	0.4	0.2	—	0.6

	$1,516.3	$21.2	$(32.8)	$1,504.7

As of June 30, 2009, the contractual maturities of our available-for-sale investments-current were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Due in one year or less	$83.3	$83.4
Due after one year through five years	368.2	372.3
Due after five years through ten years	299.6	300.2
Due after ten years	241.3	241.4
Asset-backed securities	475.3	480.1
Other securities	0.2	0.3

Total available-for-sale	$1,467.9	$1,477.7

As of June 30, 2009, the contractual maturities of our available-for-sale investments—noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	14.5	12.7
Due after ten years	—	—
Asset-backed securities	59.6	47.4
Other securities	—	—

Total available-for-sale	$74.1	$60.1

Proceeds from sales of investments available-for-sale during the three and six months ended June 30, 2009 were $307.4 million and $639.3 million, respectively, resulting in gross realized gains and losses of $7.4 million and $1.4 million, respectively, for the three months ended June 30, 2009, and $18.3 million and $3.0 million, respectively, for the six months ended June 30, 2009. Included in the gross realized losses of $1.4 million and $3.0 million for the three and six months ended June 30, 2009, respectively, is an other-than-temporary impairment write-down of $60,000. Proceeds from sales of investments available-for-sale during the three and six months ended June 30, 2008 were $209.6 million and $550.8 million, respectively, resulting in gross realized gains and losses of $1.9 million and $0.3 million, respectively for the three months ended June 30, 2008, and $5.7 million and $1.7 million, respectively, for the six months ended June 30, 2008.

The following table shows our current investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through June 30, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$151.4	$(1.8)	$31.9	$(1.1)	$183.3	$(2.9)
U.S. government and agencies	22.2	(0.5)	—	—	22.2	(0.5)
Obligation of states and other political subdivisions	136.0	(2.4)	53.5	(3.1)	189.5	(5.5)
Corporate debt securities	118.6	(0.9)	26.9	(1.0)	145.5	(1.9)
Other securities	0.2	—	—	—	0.2	—

	$428.4	$(5.6)	$112.3	$(5.2)	$540.7	$(10.8)

The following table shows our noncurrent investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through June 30, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$1.6	$(0.6)	$45.8	$(11.6)	$47.4	$(12.2)
U.S. government and agencies	—	—	—	—	—	—
Obligation of states and other political subdivisions	1.4	(0.2)	3.4	(0.5)	4.8	(0.7)
Corporate debt securities	5.3	(0.6)	2.6	(0.5)	7.9	(1.1)
Other securities	—	—	—	—	—	—

	$8.3	$(1.4)	$51.8	$(12.6)	$60.1	$(14.0)

The following table shows the number of our individual securities-current that have been in a continuous loss position at June 30, 2009:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	20	10	30
U.S. government and agencies	1	—	1
Obligation of states and other political subdivisions	52	17	69
Corporate debt securities	36	15	51
Other securities	1	—	1

	110	42	152

The following table shows the number of our individual securities-noncurrent that have been in a continuous loss position at June 30, 2009:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	3	16	19
U.S. government and agencies	—	—	—
Obligation of states and other political subdivisions	1	5	6
Corporate debt securities	1	2	3
Other securities	—	—	—

	5	23	28

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

The investments listed above have an average rating of “AA” and “Aa1” as rated by Standard & Poor’s Ratings Services and/or Moody’s Investors Services, Inc., respectively. At this time, there is no indication of default on interest and/or principal payments. We do not intend to sell and it is not more likely than not that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis.

5.    SALE OF EQUIPMENT

In connection with our information technology (IT) infrastructure outsourcing, on February 15, 2009 we sold a significant portion of our data center equipment to International Business Machines Corporation, our third-party vendor for IT infrastructure management services, for $3.8 million resulting in a pretax loss of $9.5 million in the six months ended June 30, 2009.

6.    STOCK REPURCHASE PROGRAM

We have a $700 million stock repurchase program authorized by our Board of Directors. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from employee stock options. The remaining authorization under our stock repurchase program as of June 30, 2009 was $103.3 million. As of June 30, 2009, we had repurchased a cumulative aggregate of 36,623,347 shares of our common stock under our stock repurchase program at an average price of $34.40 per share for aggregate consideration of $1,259.8 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options). We used net free cash available to fund the share repurchases.

On November 4, 2008, we announced that our stock repurchase program was on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, was undertaking a review of the Company’s strategic direction. We did not repurchase shares during the three and six months ended June 30, 2009. On July 20, 2009, we announced the completion of our strategic review, which included entering into a Stock Purchase Agreement with UnitedHealth for the sale of our Northeast operations. For a detailed description of the pending sale of our Northeast operations, see Note 10 to our consolidated financial statements. At this time, Health Net’s Board of Directors has made no determination with regard to the future of the Company’s stock repurchase program.

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

In conjunction with this financing arrangement, we formed certain entities for the purpose of facilitating this financing. We act as managing general partner of these entities. As of June 30, 2009, our net investment in these entities totaled $1.2 billion. The entities’ net obligations are not required to be collateralized. In connection with the financing facility, we guaranteed the payment of the semi-annual distributions and any other amounts payable by one of our subsidiaries to the financing facility participants under certain circumstances. The creditors of the entities have no recourse to our general credit, and the assets of the entities are not available to satisfy any obligations to our general creditors. We consolidated these entities in accordance with FASB Interpretation No. 46 (revised December 23, 2003), Consolidation of Variable Interest Entities, since they are variable interest entities and we are their primary beneficiary.

The financing facility includes limitations (subject to specified exclusions) on certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability of our subsidiaries to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of the business we and our subsidiaries conducted on the closing date of the financing facility. In addition, the financing facility also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the financing facility. As of June 30, 2009, we were in compliance with all of the covenants under the financing facility.

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

In addition, in connection with the financing facility, we entered into the 2007 Swap with a non-U.S. bank affiliated with one of the financing facility participants (see Note 2 to our consolidated financial statements).

As of June 30, 2009, our entire $118.0 million amortizing financing facility payable was classified as a current liability on our consolidated balance sheet. As of December 31, 2008, our amortizing financing facility payables were classified as current and noncurrent in the amount of $27.3 million and $104.0 million, respectively.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of June 30, 2009, no default or event of default had occurred under the indenture governing the Senior Notes.

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

Our Senior Notes payable balances were $398.4 million and $398.3 million as of June 30, 2009 and December 31, 2008, respectively.

Revolving Credit Facility

On June 25, 2007, we entered into a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. We entered into an amendment to the credit facility on April 29, 2008, which was administrative in nature. As of June 30, 2009, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $478.7 million (see “—Letters of Credit” below).

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

Letters of Credit

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of June 30, 2009 and December 31, 2008, we had outstanding letters of credit for $321.3 million and $322.9 million, respectively, resulting in the maximum amount available for borrowing under the revolving credit facility of $478.7 million and $427.1 million, respectively. As of June 30, 2009 and December 31, 2008, no amounts have been drawn on any of these letters of credit.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity of the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP particularly relates to Level 2 and Level 3 estimates. In the second quarter of 2009, we adopted FSP FAS 157-4. The adoption of this FSP did not have an impact on our consolidated financial position and results of operations.

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
Assets:
Investments—available-for-sale
Asset-backed securities	$—	$480.1	$47.4	$—	$527.5
U.S. government and agencies	66.0	24.5	—	—	90.5
Obligations of states and other political subdivisions	—	476.6	4.8	10.2	491.6
Corporate debt securities	—	420.0	7.9	—	427.9
Other securities	0.3	—	—	—	0.3

	$66.3	$1,401.2	60.1	$10.2	$1,537.8

Interest rate swap asset	—	6.4	—	—	6.4

Total assets at fair value	$66.3	$1,407.6	$60.1	$10.2	$1,544.2

The changes in the balances of Level 3 financial assets for the three and six months ended June 30, 2009 were as follows (dollars in millions):

	Three Months Ended	Six Months Ended
June 30, 2009
Beginning balance	$10.2	$10.2
Total gains and losses
Realized in net income	—	—
Unrealized in accumulated other comprehensive income	—	—
Purchases, sales, issuances and settlements	—	—
Transfers into Level 3	—	—

Ending balance	$10.2	$10.2

Change in unrealized gains (losses) included in net income related to assets still held	$—	$—

During the three and six months ended June 30, 2009, certain auction rate securities experienced “failed” auctions. As a result, these securities’ fair values were determined to be equal to their par values due to the short time periods between coupon resets and the issuers’ credit worthiness.

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

Litigation Relating to Rescission of Policies

In recent years, there has been growing public attention, especially in California, to the practices of health plans and health insurers involving the rescission of members’ policies for misrepresenting their health status on applications for coverage. On October 23, 2007, the California Department of Managed Health Care (DMHC) and the California Department of Insurance (DOI) announced their intention to issue joint regulations limiting the rights of health plans and insurers to rescind coverage. To date, the DMHC has not promulgated any regulations. On June 3, 2009, the DOI issued proposed regulations. In addition, effective January 1, 2008, California law requires health plans and insurers to pay health care providers who, under certain circumstances, have rendered services to members whose policies are subsequently rescinded. The issue of rescissions has also attracted increasing media attention, and both the DMHC and the DOI have conducted surveys of the rescission practices of health plans, including ours. Other government agencies, including the Attorney General of California, are investigating, or have indicated that they may be interested in investigating, rescissions and related activities.

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

We have also been party to arbitrations and litigation, including a putative class action lawsuit filed in April 2008 in Los Angeles Superior Court, in which rescinded members alleged that we unlawfully rescinded their coverage. The lawsuits generally sought to recover the cost of medical services that were not paid for as a result of the rescission, and in some cases they also sought damages for emotional distress, attorneys’ fees and punitive damages. On February 20, 2008, the Los Angeles City Attorney filed a complaint against Health Net in the Los Angeles Superior Court relating to our underwriting practices and rescission of certain individual policies. The complaint sought equitable relief and civil penalties for, among other things, alleged false advertising, violations of unfair competition laws and violations of the California Penal Code. On February 10, 2009, we entered into settlement agreements that resolved both the putative class action and the Los Angeles City Attorney’s lawsuit. Those settlement agreements were amended pursuant to stipulation on March 23, 2009. Under the terms of the settlement agreements, we agreed to pay a total of $6.65 million to class members (individuals rescinded between February 20, 2004 and February 10, 2009), in accordance with an agreed upon distribution formula. The class action settlement agreement also provides that we will reimburse class members for certain out-of-pocket expenses related to covered medical services that occurred between the time of their original enrollment and the date of their rescission, and we will also hold them harmless for certain unpaid bills for such services. Under the agreement, our reimbursement and hold harmless obligations are capped at a total of $3 million in the aggregate. We will also pay attorneys’ fees of approximately $2 million. Under the terms of the two agreements, we also agreed that we would not engage in any rescissions in California until January 31, 2010, unless legislation or regulations governing the process for rescissions is enacted, or we implement a third party independent review process that is not objected to by the DMHC or the DOI. The agreement with the City Attorney also provides that we will pay a $1.865 million civil penalty, as well as contribute $500,000 as cy pres payments to specified non-profit organizations that support childrens’ healthcare. We also agreed as part of the settlements to offer coverage to class members on a going forward basis without medical underwriting, similar to the offer we agreed to make as part of our settlements with the DMHC and DOI. On May 26, 2009, the court gave final approval to the settlement agreements, and we have been implementing their terms. In addition, on May 22, 2009, we entered into a settlement agreement with the California Hospital Association (CHA) regarding our rescission activities. As a result of that agreement, we resolved a threatened class action and secured the withdrawal of objections filed by the CHA to our class action settlement with members. Under the terms of the agreement, which is scheduled for a final approval hearing on September 9, 2009, we will pay up to a total of $1.95 million to hospitals that were not paid for certain services rendered to rescinded members. That amount includes an award of attorney fees of $195,000 to CHA’s counsel. In addition, under the terms of that settlement, we agreed that to the extent we receive hold harmless claims under the member settlement agreement relating to hospital services, we would make the hold harmless payments directly to the affected hospital. All of the settlement amounts for the settlement agreements described above were fully accrued for as of June 30, 2009.

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

On February 13, 2008, the New York Attorney General (NYAG) announced that his office was conducting an industry-wide investigation into the manner in which health insurers calculate “usual, customary and reasonable” charges for purposes of reimbursing members for out-of-network medical services. The NYAG’s office issued subpoenas to 16 health insurance companies, including us, in connection with this investigation. On January 13, 2009, the NYAG announced that, as a result of his investigation, his office had entered into a settlement agreement with UnitedHealth, which owns and operates Ingenix, the company that supplied the database used by many health insurers, including us, to determine certain out-of-network reimbursements. Under the terms of the settlement, UnitedHealth will discontinue its ownership and operation of those databases, and will pay $50 million towards creation of a new database to be owned and operated by a non-profit organization in New York. Since the announcement of the agreement with United, the NYAG has reached agreements with several other health plans, under which they agreed to make payments towards the creation of the database and, in some instances, agree to utilize the database if certain conditions are satisfied. On June 18, 2009, we entered into an Assurance of Discontinuance with the NYAG which was generally similar in terms to those entered into by the other health plans that utilized the Ingenix database. Under the agreement, we will eventually terminate our use of the Ingenix database for purposes of determining out-of-network reimbursements, and will provide enhanced information to members regarding our out-of-network reimbursement practices. We also agreed to pay a total of $1.6 million towards the creation of the new database, in exchange for which we will receive free use of the database for a five year period. Finally, we agreed that, to the extent we continue to use a reimbursement methodology based on “usual, customary and reasonable” charges, we will utilize the new database. In the meantime, the Connecticut Attorney General has also been investigating health plans’ reimbursement of out-of-network services. On March 28, 2008, we received a request for voluntary production from the Connecticut Attorney General that sought information similar to that subpoenaed by the NYAG. We have responded to that request and are cooperating with the Connecticut Attorney General as appropriate in his investigation.

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

10.    SUBSEQUENT EVENTS

On May 28, 2009, the FASB issued SFAS No.165, Subsequent Events, (SFAS No. 165). The statement’s objective is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This statement is effective for financial statements issued for fiscal years or interim periods ending after June 15, 2009. The adoption of SFAS No. 165 had no impact on our financial statements.

We evaluated subsequent events through August 4, 2009, which represents the date the financial statements were available to be issued.

TRICARE Contract

Health care operations under our TRICARE North contract are scheduled to conclude on March 31, 2010. The TRICARE program in the North Region is part of our Government Contracts segment. We submitted our final proposal to the Department of Defense (DoD) for the third generation of TRICARE Managed Care Support contracts (referred to as “T3”) on January 2, 2009, and on July 13, 2009 we were notified by DoD that we were not selected to be the Managed Care Support Contractor under the T3 contract for the North Region. On July 20, 2009 we filed a protest with the Government Accountability Office (GAO) in connection with the T3 award decision citing a Procurement Integrity Act violation by DoD in releasing Health Net’s initial proposed price to the public, including through its website. On July 23, 2009, DoD conducted a debriefing of the proposal evaluation and the basis for the award decision. On July 28, 2009, we filed a second protest with the GAO in connection with the T3 award decision, citing flaws in the proposal evaluation and award decision and other grounds for protest. The GAO is required to render a decision within 100 days after a protest is filed. Accordingly, our protest filed on July 20, 2009 currently is scheduled to be decided by the GAO no later than October 28, 2009, and our protest filed on July 28, 2009 currently is scheduled to be decided by the GAO no later than November 5, 2009.

The filing of our timely protest triggered an automatic suspension of the performance of the T3 North Region contract until the protest is decided by the GAO. Though it has not done so to date, DoD can override this automatic suspension if it makes a written finding that either (1) performance of the contract is in the best interests of the United States or (2) urgent and compelling circumstances that significantly affect interests of the United States will not permit waiting for the GAO protest decision.

We were informed by DoD that they have stopped performance on the implementation of the T3 North contract, and we have been instructed by DoD to stop work on transition-out activities under our existing TRICARE North contract. Also, we were informed by DoD that, if transition work is resumed, the T3 North contractor will be given a ten month transition period prior to the start of health care delivery under the T3 North contract. Once the GAO decisions are rendered, if DoD does not shorten the transition period to less than ten months, health care operations under our current TRICARE North contract may be extended beyond March 31, 2010.

For the six months ended June 30, 2009, Government Contract revenues, consisting primarily of revenues from our TRICARE North contract, were $1.6 billion, or 20% of our total revenues. We are currently evaluating the impact of the TRICARE developments on our operations, including potential asset impairment and exit costs, as well as potential strategic alternatives relating to this business such as possible asset sales.

Pending Sale of Northeast Business

On July 20, 2009, Health Net, Inc. entered into a Stock Purchase Agreement with Oxford Health Plans, LLC (Buyer) and, solely for the purposes of guaranteeing Buyer’s obligations thereunder, UnitedHealth Group Incorporated (collectively, “UnitedHealth”) to sell all of the outstanding shares of capital stock of our New York, New Jersey, Connecticut and Bermuda HMO and insurance subsidiaries, which conduct the Company’s Northeast business (the “Acquired Companies”). At the closing of the transaction, affiliates of UnitedHealth also will acquire membership renewal rights for the Health Net Life Insurance Company health care business in the states of Connecticut and New Jersey. At the closing, we will receive up to $350 million, consisting of a $60 million minimum payment for the commercial membership of the acquired business and the Medicare and Medicaid businesses of the Acquired Companies and up to an additional $290 million representing a portion of the adjusted tangible net equity of the Acquired Companies at closing. Under the Stock Purchase Agreement, we will also receive one-half of the remaining amount of the adjusted tangible net equity at closing on the first anniversary of closing and the other half on the second anniversary, subject to certain adjustments. After closing, UnitedHealth could pay Health Net additional consideration on a per member basis as our Northeast commercial members and/or Medicare and/or Medicaid businesses transition to other UnitedHealth products to the extent such amounts exceed the initial minimum payment of $60 million. Our subsidiary, Health Net of the Northeast, Inc. (HNNE) will continue to serve the members of the Acquired Companies under Administrative Services Agreements with UnitedHealth or its affiliates following the close of the transaction until all members are either transitioned to UnitedHealth or non-renewed. We expect the Administrative Services Agreements to be in effect for approximately two years following the closing of the transaction. The sale is subject to regulatory approvals and is expected to close within twelve months after the date of the Stock Purchase Agreement. As of June 30, 2009, the Company did not meet the paragraph 30 criteria of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset and therefore did not classify the Northeast plans as held-for-sale. Additionally, as of June 30, 2009, the Company did not consider that the sale of the Northeast plans was more-likely-than-not to occur.

The Acquired Companies had approximately $660 million and $1,295 million of premium revenues in the three and six months ended June 30, 2009, respectively, which represent 21% and 21% of our health plan services premiums for the three and six months ended June 30, 2009, respectively. The Acquired Companies had approximately $671 million and $1,342 million of premium revenues in the three and six months ended June 30, 2008, respectively, which represent 22% and 22% of our health plan services premiums for the three and six months ended June 30, 2008, respectively. The Acquired Companies had a combined pre-tax loss of $26 million and $29 million for the three and six months ended June 30, 2009, respectively, and a combined pre-tax income of $20 million and $0.4 million for the three and six months ended June 30, 2008, respectively. As of June 30, 2009 and 2008, we had approximately 577,000 and 586,000 total health plan members, respectively, in the Acquired Companies. We are currently evaluating the impact of the pending sale on our 2009 financial results, including potential impairment of goodwill and other intangibles, tax benefits, severance costs, other transaction-related costs and operating costs that will be incurred during the transition period following the close of the transaction.

The pending sale of our Northeast business will meet the primary goal of our strategic review, which was to realize the value in our Northeast health plans. Additionally as a result of our strategic review, we have determined to retain our Arizona health plan and focus our resources on our health plans in the Western United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS

The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Form 10-K and the risks discussed in our other filings from time to time with the SEC.

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

OVERVIEW

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.7 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, MHN, provides behavioral health, substance abuse and employee assistance programs to approximately 6.6 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

Summary of Key Financial Results

Net income decreased for the three months ended June 30, 2009 to $40.1 million from $76.7 million for the same period in 2008 and increased for the six months ended June 30, 2009 to $62.2 million from $41.0 million for the same period in 2008. Our diluted earnings per share for the three and six months ended June 30, 2009 were $0.38 and $0.60, respectively, compared with $0.71 and $0.37 for the three and six months ended June 30, 2008, respectively. Our pretax margin was 1.6% for the three months ended June 30, 2009, compared with 3.1% for the same period in 2008, and was 1.1% for the six months ended June 30, 2009 compared with 0.9% for the same period in 2008. Our operating results for the three and six months ended June 30, 2009 included $17.6 million and $62.3 million, respectively, in pretax charges related to our operations strategy and reductions from litigation reserve true-ups. Our operating results for the three and six months ended June 30, 2008 included a $13.0 million pretax charge related to our operations strategy and a $95.5 million pretax charge related to litigation and regulatory-related matters and our operations strategy, respectively. Also included in the operating results for the six months ended June 30, 2008 is $94 million of unfavorable prior period reserve development and higher than expected health care costs.

Our total health plan enrollment decreased to 3,619,000 members at June 30, 2009 from 3,777,000 members at June 30, 2008, primarily due to an 8% decrease in our commercial health plans membership (mainly from large groups) and a 13% decrease in our Medicare Part D membership. Our TRICARE membership increased to 3,040,000 beneficiaries at June 30, 2009 from 2,951,000 beneficiaries at June 30, 2008.

Total revenues increased by $172.2 million, or 4%, for the three months ended June 30, 2009 and by $268.2 million, or 3%, for the six months ended June 30, 2009 as compared to the same periods in 2008. Health plan services premium revenues increased 1% for the three months ended June 30, 2009 and by 1% for the six months ended June 30, 2009 as compared to the same periods in 2008. The health plan services medical care ratio (MCR) was 86.2% and 86.5% for the three and six months ended June 30, 2009, respectively, compared to 85.3% and 87.3% for the three and six months ended June 30, 2008, respectively. Our Government contracts revenues increased 20% and 17% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.

Our cash flows used in operations decreased to $(60.0) million for the six months ended June 30, 2009 from $(197.8) million for the same period in 2008 primarily due to the $160 million settlement payment made in connection with the McCoy, Wachtel and Scharfman lawsuits in the three months ended March 31, 2008, offset by $43 million in payments for operations strategy and litigation matters in the three months ended June 30, 2009. See Note 9 to our consolidated financial statements for a discussion of the McCoy, Wachtel and Scharfman lawsuits.

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

Our Government Contracts segment includes our government-sponsored managed care federal contract with the U.S. Department of Defense (the Department of Defense or DoD) under the TRICARE program in the North Region and other health care related government contracts. Under the TRICARE contract for the North Region, we provide health care services to approximately 3.0 million Military Health System (MHS) eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries), including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.2 million other MHS-eligible beneficiaries for whom we provide ASO. We also provide behavioral health services to military families under the Department of Defense Military Family Life Counseling contract.

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

G&A expenses include those costs related to employees and benefits, consulting and professional fees, marketing, premium taxes and assessments, occupancy costs, and litigation and regulatory-related costs. Such costs are driven by membership levels, introduction of new products, system consolidations, outsourcing activities and compliance requirements for changing regulations. These expenses also include expenses associated with corporate shared services and other costs to reflect the fact that such expenses are incurred primarily to support the Health Plan Services segment. Selling expenses consist of external broker commission expenses and generally vary with premium volume.

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

Recent Developments

TRICARE Contract

Health care operations under our TRICARE North contract are scheduled to conclude on March 31, 2010. The TRICARE program in the North Region is part of our Government Contracts segment. We submitted our final proposal to DoD for the T3 contract on January 2, 2009, and on July 13, 2009 we were notified by DoD that we were not selected to be the Managed Care Support Contractor under the T3 contract for the North Region. On July 20, 2009 we filed a protest with the GAO in connection with the T3 award decision citing a Procurement Integrity Act violation by DoD in releasing Health Net’s initial proposed price to the public, including through its website. On July 23, 2009, DoD conducted a debriefing of the proposal evaluation and the basis for the award decision. On July 28, 2009, we filed a second protest with the GAO in connection with the T3 award decision, citing flaws in the proposal evaluation and award decision and other grounds for protest. The GAO is required to render a decision within 100 days after a protest is filed. Accordingly, our protest filed on July 20, 2009 currently is scheduled to be decided by the GAO no later than October 28, 2009, and our protest filed on July 28, 2009 currently is scheduled to be decided by the GAO no later than November 5, 2009.

The filing of our timely protest triggered an automatic suspension of the performance of the T3 North Region contract until the protest is decided by the GAO. Though it has not done so to date, DoD can override this automatic suspension if it makes a written finding that either (1) performance of the contract is in the best interests of the United States or (2) urgent and compelling circumstances that significantly affect interests of the United States will not permit waiting for the GAO protest decision.

We were informed by DoD that they have stopped performance on the implementation of the T3 North contract, and we have been instructed by DoD to stop work on transition-out activities under our existing TRICARE North contract. Also, we were informed by DoD that, if transition work is resumed, the T3 North contractor will be given a ten month transition period prior to the start of health care delivery under the T3 North contract. Once the GAO decisions are rendered, if DoD does not shorten the transition period to less than ten months, health care operations under our current TRICARE North contract may be extended beyond March 31, 2010.

For the six months ended June 30, 2009, Government Contract revenues, consisting primarily of revenues from our TRICARE North contract, were $1.6 billion, or 20% of our total revenues. We are currently evaluating the impact of the TRICARE developments on our operations, including potential asset impairment and exit costs, as well as potential strategic alternatives relating to this business such as possible asset sales.

Pending Sale of Northeast Business

On July 20, 2009, Health Net, Inc. entered into a Stock Purchase Agreement with UnitedHealth to sell all of the outstanding shares of capital stock of the Acquired Companies, which conduct the Company’s Northeast business. At the closing of the transaction, affiliates of UnitedHealth also will acquire membership renewal rights for the Health Net Life Insurance Company health care business in the states of Connecticut and New Jersey. At the closing, we will receive up to $350 million, consisting of a $60 million minimum payment for the commercial membership of the acquired business and the Medicare and Medicaid businesses of the Acquired Companies and up to an additional $290 million representing a portion of the adjusted tangible net equity of the Acquired Companies at closing. Under the Stock Purchase Agreement, we will also receive one-half of the remaining amount of the adjusted tangible net equity at closing on the first anniversary of closing and the other half on the second anniversary, subject to certain adjustments. After closing, UnitedHealth could pay Health Net additional consideration on a per member basis as our Northeast commercial members and/or Medicare and/or Medicaid businesses transition to other UnitedHealth products to the extent such amounts exceed the initial minimum payment of $60 million. HNNE will continue to serve the members of the Acquired Companies under Administrative Services Agreements with UnitedHealth or its affiliates following the close of the transaction until all members are either transitioned to UnitedHealth or non-renewed. We expect the Administrative Services Agreements to be in effect for approximately two years following the closing of the transaction. The sale is subject to regulatory approvals and is expected to close within twelve months after the date of the Stock Purchase Agreement. As of June 30, 2009, the Company did not meet the paragraph 30 criteria of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset and therefore did not classify the Northeast plans as held-for-sale. Additionally, as of June 30, 2009, the Company did not consider that the sale of the Northeast plans was more-likely-than-not to occur.

The Acquired Companies had approximately $660 million and $1,295 million of premium revenues in the three and six months ended June 30, 2009, respectively, which represent 21% and 21% of our health plan services premiums for the three and six months ended June 30, 2009, respectively. The Acquired Companies had approximately $671 million and $1,342 million of premium revenues in the three and six months ended June 30, 2008, respectively, which represent 22% and 22% of our health plan services premiums for the three and six months ended June 30, 2008, respectively. The Acquired Companies had a combined pre-tax loss of $26 million and $29 million for the three and six months ended June 30, 2009, respectively, and a combined pre-tax income of $20 million and $0.4 million for the three and six months ended June 30, 2008, respectively. As of June 30, 2009 and 2008, we had approximately 577,000 and 586,000 total health plan members, respectively, in the Acquired Companies. We are currently evaluating the impact of the pending sale on our 2009 financial results, including potential impairment of goodwill and other intangibles, tax benefits, severance costs, other transaction-related costs and operating costs that will be incurred during the transition period following the close of the transaction.

The pending sale of our Northeast business will meet the primary goal of our strategic review, which was to realize the value in our Northeast health plans. Additionally as a result of our strategic review, we have determined to retain our Arizona health plan and focus our resources on our health plans in the Western United States.

RESULTS OF OPERATIONS

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share and PMPM data)
REVENUES
Health plan services premiums	$3,152,783	$3,114,168	$6,292,034	$6,237,156
Government contracts	832,088	694,885	1,591,427	1,359,334
Net investment income	20,432	20,931	44,753	56,302
Administrative services fees and other income	8,387	11,516	18,279	25,464

Total revenues	4,013,690	3,841,500	7,946,493	7,678,256

EXPENSES
Health plan services (excluding depreciation and amortization)	2,718,039	2,655,066	5,439,818	5,443,469
Government contracts	791,044	658,255	1,516,046	1,295,832
General and administrative	332,188	297,475	687,098	649,753
Selling	81,359	88,243	162,769	174,835
Depreciation	11,614	8,328	23,442	15,886
Amortization	4,094	4,745	8,306	9,466
Interest	11,518	11,316	21,085	21,973

Total expenses	3,949,856	3,723,428	7,858,564	7,611,214

Income from operations before income taxes	63,834	118,072	87,929	67,042
Income tax provision	23,694	41,394	25,754	26,044

Net income	$40,140	$76,678	$62,175	$40,998

Net income per share:
Basic	$0.39	$0.71	$0.60	$0.38
Diluted	$0.38	$0.71	$0.60	$0.37
Pretax margin	1.6%	3.1%	1.1%	0.9%
Health plan services medical care ratio (MCR) (a)	86.2%	85.3%	86.5%	87.3%
Government contracts cost ratio (b)	95.1%	94.7%	95.3%	95.3%
G&A expense ratio (c)	10.5%	9.5%	10.9%	10.4%
Selling costs ratio (d)	2.6%	2.8%	2.6%	2.8%
Health plan services premiums per member per month (PMPM) (e)	$295.11	$278.25	$295.51	$277.71
Health plan services costs PMPM (e)	$254.41	$237.23	$255.48	$242.37

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(b)	Government contracts cost ratio is calculated as government contracts cost divided by government contracts revenue.
(c)	The G&A expense ratio is computed as G&A expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(d)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.
(e)	PMPM is calculated based on total at-risk member months and excludes ASO member months.

Consolidated Segment Results

The following table summarizes the operating results of our reportable segments for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Pretax income:
Health Plan Services segment	$22.8	$81.5	$12.5	$3.5
Government Contracts segment	41.0	36.6	75.4	63.5

Income from operations before income taxes	$63.8	$118.1	$87.9	$67.0

Health Plan Services Segment Membership

The following table below summarizes our health plan membership information by program and by state at June 30, 2009 and 2008:

	Commercial		ASO		Medicare		Medicaid		Health Plan Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Membership in thousands)
Arizona	103	138	—	—	65	64	—	—	168	202
California	1,288	1,424	3	5	134	126	827	737	2,252	2,292
Connecticut	115	149	26	25	52	57	—	—	193	231
New Jersey	80	78	2	3	—	—	51	44	133	125
New York	242	213	7	11	2	6	—	—	251	230
Oregon	133	139	—	—	24	22	—	—	157	161
Other states	—	—	—	—	7	10	—	—	7	10

	1,961	2,141	38	44	284	285	878	781	3,161	3,251
Medicare Part D	—	—	—	—	458	526	—	—	458	526

Total	1,961	2,141	38	44	742	811	878	781	3,619	3,777

Our total health plan membership decreased by 158,000, or 4%, from June 30, 2008 to June 30, 2009. The decrease in membership was primarily driven by a decline of 180,000 commercial members, 68,000 Medicare Part D members and 6,000 ASO members, partially offset by the addition of 97,000 Medicaid members.

Membership in our commercial health plans decreased by 180,000 members, or 8%, at June 30, 2009 compared to June 30, 2008. This decrease was primarily attributable to our California plan, which experienced a decline of 136,000 commercial members, and our Arizona plan, which experienced a loss of 35,000 commercial members. Our ASO enrollment declined by 6,000 members, or 14%, at June 30, 2009 compared to June 30, 2008 primarily due to membership losses in our Northeast plans. Declines in our commercial membership are driven by the current economic environment.

Membership in our Medicare Advantage program decreased by 1,000 members, or less than 1%, at June 30, 2009 compared to June 30, 2008 due to a decline in membership primarily in the Northeast plans of 9,000 members, partially offset by an increase of 8,000 members in the California plan. Our Medicare Part D membership decreased by 68,000 members, or 13%, at June 30, 2009 compared to June 30, 2008.

We participate in state Medicaid programs in California and New Jersey. California membership, where the program is known as Medi-Cal, represented 94% of our Medicaid membership at June 30, 2009. Membership in our Medicaid programs increased by 97,000 members at June 30, 2009 compared to June 30, 2008 due to a gain of 90,000 members in California as a result of higher enrollment in Fresno and Los Angeles counties and in the Healthy Families program and a gain of 7,000 members in New Jersey.

Health Plan Services Segment Results

The following table summarizes the operating results for our health plan services segment for the three and six months ended June 30, 2009 and June 30, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions, except PMPM data)
Health Plan Services segment:
Commercial premium revenue	$1,916.8	$1,950.8	$3,841.3	$3,922.3
Medicare premium revenue	946.1	899.5	1,880.4	1,792.2
Medicaid premium revenue	289.9	263.9	570.3	522.7

Health plan services premium revenues	$3,152.8	$3,114.2	$6,292.0	$6,237.2
Health plan services costs	(2,718.0)	(2,655.1)	(5,439.8)	(5,443.5)
Net investment income	20.4	20.9	44.8	56.3
Administrative services fees and other income	8.4	11.5	18.3	25.5
G&A	(332.2)	(297.5)	(687.1)	(649.8)
Selling	(81.4)	(88.2)	(162.8)	(174.8)
Amortization and depreciation	(15.7)	(13.0)	(31.8)	(25.4)
Interest	(11.5)	(11.3)	(21.1)	(22.0)

Pretax income	$22.8	$81.5	$12.5	$3.5
MCR:	86.2%	85.3%	86.5%	87.3%
Commercial	86.1%	84.2%	85.6%	86.3%
Medicare	85.5%	89.0%	87.6%	90.7%
Medicaid	89.0%	80.5%	88.0%	82.6%
Health plan services premium PMPM	$295.11	$278.25	$295.51	$277.71
Health plan services costs PMPM	$254.41	$237.23	$255.48	$242.37
G&A expense ratio	10.5%	9.5%	10.9%	10.4%
Selling costs ratio	2.6%	2.8%	2.6%	2.8%

Health Plan Services Premiums

Total health plan services premiums increased by $38.6 million, or 1%, for the three months ended June 30, 2009 and by $54.8 million, or 1%, for the six months ended June 30, 2009 as compared to the same periods in 2008. On a PMPM basis, premiums increased by 6% for the three months ended June 30, 2009 and by 6% for the six months ended June 30, 2009 as compared to the same periods in 2008.

Commercial premium revenues decreased by $34.0 million, or 2%, for the three months ended June 30, 2009 and by $81.0 million, or 2%, for the six months ended June 30, 2009 as compared to the same periods in 2008. This decrease is primarily attributable to a decrease in our commercial risk membership. The commercial premium PMPM increased by 8% and by 8% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.

Medicare premiums increased by $46.6 million, or 5%, for the three months ended June 30, 2009 and by $88.2 million, or 5% for the six months ended June 30, 2009 as compared to the same periods in 2008. These increases were primarily attributable to premium rate increases, partially offset by Medicare Part D membership declines. In addition, we recognized $59.5 million and $48.4 million of Medicare risk factor estimates in our health plan services premium revenues in the three months ended June 30, 2009 and 2008, respectively, and $114.5 million and $89.3 million of Medicare risk factor estimates in our health plan services premium revenues in the six months ended June 30, 2009, and 2008, respectively.

Medicaid premiums increased by $26.0 million, or 10%, for the three months ended June 30, 2009 and by $47.6 million, or 9%, for the six months ended June 30, 2009 as compared to the same periods in 2008. These increases were primarily attributable to an increase in our Medicaid membership.

Health Plan Services Costs

Health plan services costs increased by $62.9 million, or 2%, for the three months ended June 30, 2009 and decreased by $3.7 million, or less than 1%, for the six months ended June 30, 2009 as compared to the same periods in 2008. Health plan MCR was 86.2% for the three months ended June 30, 2009 and 86.5% for the six months ended June 30, 2009 as compared to 85.3% and 87.3% for the same periods in 2008, respectively. On a PMPM basis, health care costs increased by 7% for the three months ended June 30, 2009 and by 5% for the six months ended June 30, 2009 as compared to the same periods in 2008.

Our commercial MCR for the three months ended June 30, 2009 increased to 86.1% from 84.2% for the same period in 2008, primarily due to decreases in premium revenues mainly in California and the Northeast and increases in health care costs mainly in the Northeast. Our commercial MCR for the six months ended June 30, 2009 decreased to 85.6% from 86.3% for the same period in 2008. Our commercial MCR for the six months ended June 30, 2008 was impacted by a $43.2 million charge recorded in health care costs in connection with litigation and regulatory matters and negative prior period reserve development of $40.0 million. The increase in the commercial health care cost trend on a PMPM basis was 11% and 7% for the three and six months ended June 30, 2009, respectively, over the same periods in 2008. On a PMPM basis, physician and hospital costs rose 13% and 11%, respectively, and pharmacy costs rose 7% for the three months ended June 30, 2009 over the same period in 2008. Physician and hospital costs increased by 9% and 10%, respectively, and pharmacy costs increased by 7% on a PMPM basis for the six months ended June 30, 2009 over the same period in 2008.

Our Medicare MCR, including Medicare Advantage and Part D, decreased to 85.5% and 87.6% for the three and six months ended June 30, 2009, respectively, from 89.0% and 90.7% for the three and six months ended June 30, 2008, respectively. These decreases were primarily due to the increase in the premium yield outpacing the increase in the health care cost trend. Medicare Advantage health care cost PMPM increased by 3% for the three months ended June 30, 2009 and by 4% for the six months ended June 30, 2009 as compared to the same periods in 2008. Medicare Part D health care cost PMPM increased by 4% for the three months ended June 30, 2009 and decreased by 8% for the six months ended June 30, 2009 as compared to the same periods in 2008. We also recognized $17.4 million and $10.9 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs in the three months ended June 30, 2009 and 2008, respectively, and $32.4 million and $23.5 million of capitation expense in the six months ended June 30, 2009 and 2008, respectively.

Our Medicaid MCR increased to 89.0% and 88.0% for the three and six months ended June 30, 2009, respectively, from 80.5% and 82.6% for the three and six months ended June 30, 2008, respectively, primarily due to the increases in the health care cost trends and decreases in the premium yields. Medicaid health care cost PMPM increased by 9% and 5% in the three and six months ended June 30, 2009, respectively, over the same periods in 2008.

Administrative Services Fees and Other Income

Administrative services fees and other income decreased by $3.1 million, or 27%, and by $7.2 million, or 28%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The decrease in the three months ended June 30, 2009 was primarily due to membership losses in our behavioral health services. The decrease in the six months ended June 30, 2009 was primarily due to ASO membership declines in the Northeast, partially offset by a $3.4 million estimated loss on sale related to a small, non-core subsidiary recorded in the first quarter of 2008.

Net Investment Income

Net investment income decreased by $0.5 million, or 2%, for the three months ended June 30, 2009 compared to the same period in 2008, and by $11.5 million, or 20%, for the six months ended June 30, 2009 compared to the same period in 2008, primarily due to the lower current yields.

General, Administrative and Other Costs

G&A expense increased by $34.7 million, or 12%, for the three months ended June 30, 2009 and by $37.3 million, or 6%, for the six months ended June 30, 2009 as compared to the same periods in 2008. The increases in G&A costs in the three and six months ended June 30, 2009 were primarily due to increases in regulatory and assessment fees and in our operations strategy-related charges as compared to the same periods in 2008. Our G&A expense ratio increased to 10.5% from 9.5% for the three months ended June 30, 2009 compared to the same period in 2008, and increased to 10.9% from 10.4% for the six months ended June 30, 2009 compared to the same period in 2008.

The selling costs ratio decreased to 2.6% for both the three and six months ended June 30, 2009 from 2.8% for each of the same periods in 2008 and was primarily driven by lower sales commissions for our Medicare products on renewing groups. These decreases are also consistent with the growth of our Medi-Cal business, which generally has lower broker and sales commissions.

Amortization and depreciation expense increased by $2.7 million and by $6.4 million for the three and six months ended June 30, 2009 as compared to the same periods in 2008. The increases were primarily due to property and equipment purchased during the year and the addition of new assets placed in production related to various information technology system projects, partially offset by a reduction in depreciation for assets that were retired in 2009.

Interest expense increased by $0.2 million, or 2%, for the three months ended June 30, 2009 and decreased by $0.9 million, or 4% for the six months ended June 30, 2009 as compared to the same periods in 2008. The increase in interest expense for the three months ended June 30, 2009 was primarily due to a reduction in the benefits received from our interest rate swaps. The decrease in the six months ended June 30, 2009 was primarily due to lower interest rates and benefits realized from our interest rate swaps.

Government Contracts Segment Membership

Under our TRICARE contract for the North Region, we provided health care services to approximately 3.0 million eligible beneficiaries in the Military Health System (MHS) as of June 30, 2009, and approximately 3.0 million eligible beneficiaries as of June 30, 2008. Included in the 3.0 million eligibles as of June 30, 2009 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.2 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of June 30, 2009 and 2008, there were approximately 1.5 million and 1.5 million, respectively, TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

In addition to the 3.0 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 8 states covering approximately 21,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for the Government Contracts segment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Government Contracts segment:
Revenues	$832.1	$694.9	$1,591.4	$1,359.3
Costs	791.1	658.3	1,516.0	1,295.8

Pretax income	$41.0	$36.6	$75.4	$63.5

Government Contracts Ratio	95.1%	94.7%	95.3%	95.3%

Government contracts revenues increased by $137.2 million, or 20%, for the three months ended June 30, 2009 and by $232.1 million, or 17%, for the six months ended June 30, 2009 as compared to the same periods in 2008. Government contracts costs increased by $132.8 million or 20% for the three months ended June 30, 2009 and by $220.2 million, or 17%, for the six months ended June 30, 2009 as compared to the same periods in 2008. The increases were primarily due to an increase in health care services provided under a new option year in the TRICARE contract, Option Period 6, and growth in the family counseling business with the Department of Defense.

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs, which are negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable, and the collectibility is reasonably assured. As a result of changes in the estimate during the three and six months ended June 30, 2009, we recognized increases in revenues of $25.5 million and $32.1 million, respectively, compared to increases in revenues of $4.2 million and $0.2 million in the three and six months ended June 30, 2008, respectively. As a result of changes in the estimate during the three and six months ended June 30, 2009, we recognized increases in costs of $34.7 million and $42.9 million, respectively, compared to an increase in costs of $5.2 million and a decrease in costs of $0.3 million in the three and six months ended June 30, 2008, respectively. The administrative price is paid on a monthly basis, one month in arrears and certain components of the administrative price are subject to volume-based adjustments.

The Government contracts ratio increased by 40 basis points for the three months ended June 30, 2009 compared to the same period in 2008 primarily due to favorable healthcare trends experienced in the three months ended June 30, 2008. There was no change in the Government contracts ratio for the six months ended June 30, 2009 as compared to the same period in 2008.

Income Tax Provision

Our income tax expense and the effective income tax rate for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Income tax expense	$23.7	$41.4	$25.8	$26.0
Effective income tax rate	37.1%	35.1%	29.3%	38.8%

The effective income tax rate differs from the statutory federal tax rate of 35% for the three and six months ended June 30, 2009 and June 30, 2008 due primarily to state income taxes and tax-exempt investment income. Additionally, the three and six months ended June 30, 2008 included a favorable tax impact of expenses associated with litigation matters. The three and six months ended June 30, 2009 included favorable outcomes of examination settlements.

The effective income tax rate for the six months ended June 30, 2009 is lower compared to the same period in 2008 due primarily to favorable examination settlement results in both the first and second quarters of 2009. In contrast, the effective income tax rate for the three months ended June 30, 2009 is higher compared to the same period in 2008 as a result of the favorable tax impact of expenses associated with litigation matters in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Market and Economic Conditions

The recent market disruptions and global economic downturn continue to be challenging with increased unemployment, diminished business and consumer confidence, and increased volatility in both U.S. and international capital and credit markets. Concern about the stability of the markets generally and the strength of counterparties specifically continue to be a cause for many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. While we have not experienced a reduction in the capital and funding available to us at this time, continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition. Market conditions could limit our ability to timely replace maturing liabilities and access the capital markets to meet liquidity needs, which could adversely affect our financial condition and results of operations. Furthermore, if our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, may reduce the number of individuals to whom they provide coverage, or may make changes in the mix or products purchased from us. In addition, if our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable conditions may adversely affect our business, including our revenues, profitability and cash flow.

Cash and Investments

As of June 30, 2009, the fair value of the investment securities available for sale was $1.5 billion, which includes both current and noncurrent investments. Such amount includes noncurrent investments of $60.1 million, or 3.9% of the total investments available for sale. We hold high-quality fixed income securities primarily comprised of corporate bonds, mortgage-backed bonds and municipals bonds. We evaluate and determine the classification of our investments based on management’s intent. We have currently classified our investments as available-for-sale. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.

Our cash flow from investing activities is primarily impacted by the sales, maturities and purchases of our available-for-sale investment securities and restricted investments. Our investment objective is to maintain safety and preservation of principal by investing in a diversified mix of high-quality, investment grade securities while maintaining liquidity in each portfolio sufficient to meet our cash flow requirements while attaining the highest total return on invested funds.

Our investment portfolio includes $527.5 million, or 34.3% of our portfolio holdings, of mortgage-backed and asset-backed securities. Such amount includes current and noncurrent mortgage-backed and asset-backed securities of $480.1 million, or 91% of the total mortgage-backed and asset-backed securities, and $47.4 million, or 9.0% of the total mortgage-backed and asset-backed securities, respectively. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our asset-backed securities is AA/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. Our investment portfolio also includes $10.2 million, or 0.7% of our portfolio holdings, of auction rate securities (ARS). These ARS have long-term nominal maturities for which the interest rates are reset through a dutch auction process every 7, 28 or 35 days. At June 30, 2009, these ARS had at one point or are continuing to experience “failed” auctions. These securities are entirely municipal issues and rates are set at the maximum allowable rate as stipulated in the applicable bond indentures. We continue to receive income on all ARS. If all or any portion of the ARS continue to experience failed auctions, it could take an extended amount of time for us to realize our investments’ recorded value.

We had gross unrealized losses of $24.8 million as of June 30, 2009, and $32.8 million as of December 31, 2008. Included in the gross unrealized losses as of June 30, 2009 are $14.0 million related to noncurrent investments available for sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods. During the second quarter of 2009, we adopted FSP FAS 115-2 and FAS 124-2, noting that one of our prime residential mortgage-backed securities may suffer losses under certain stressed scenarios. As a result, we recognized an impairment related to the credit loss in the amount of $60,000. This amount represents the difference between the present value of the company’s best estimate of future cash flows using the latest performance indicators and the amortized cost basis.

During the year ended December 31, 2008, we recognized a $14.6 million loss from other-than-temporary impairments of our cash equivalents and available-for-sale investments. Such other-than-temporary impairments primarily were as a result of investments in corporate debt from Lehman Brothers, money market funds from The Reserve and preferred stock from Fannie Mae and Freddie Mac. In September 2008, The Reserve announced its intention to liquidate its money market fund and froze all redemptions until an orderly liquidation process could be implemented. As a result, in the third quarter of 2008, we reclassified $372 million in estimated net asset value we had invested in The Reserve money market funds from cash equivalents to investments available-for-sale. As of December 31, 2008, we held $50.4 million in the Reserve Primary Institutional Fund and $69.2 million in the Reserve U.S. Government Fund. On January 16, 2009, The Reserve paid out in full the balance in the U.S. Government Fund. As of June 30, 2009, we held $21.7 million in the Primary Institutional Fund.

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

We are currently evaluating the impact of the pending sale of our Northeast operations on our financial results, including, among other things, the impact of the transaction on our cash flow and liquidity. For additional detail regarding the transaction and its potential impact on our operations, see Note 10 to our consolidated financial statements. For the six months ended June 30, 2009, Government Contracts revenues, consisting primarily of revenues from our TRICARE North contract, were $1.6 billion, or 20% of our total revenues. If our protest of the T3 North contract award is not successful, the loss of our TRICARE North operations would significantly reduce our cash flow and liquidity as early as March 31, 2010. Please see Note 10 to our consolidated financial statements for a description of our protest of the T3 North contract award and its potential impact on our operations.

Although all of our $118.0 million amortizing financing facility balance as of June 30, 2009 has been classified as a current liability, the final payment under the facility is scheduled to be made in December 2012, and it is our current expectation to pay down this debt in accordance with its terms.

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $279.3 million and $241.3 million as of June 30, 2009 and December 31, 2008, respectively.

Our cash flow from operating activities is also impacted by the timing of collections on our amounts receivable from CMS. Our receivable related to our Medicare business was $348.8 million as of June 30, 2009, and $315.5 million as of December 31, 2008, including about $150 million expected to be settled in the fourth quarter of 2009.

Operating Cash Flows

Our net cash flow used in operating activities for the six months ended June 30, 2009 compared to the same period in 2008 is as follows:

	June 30, 2009	June 30, 2008	Change 2009 over 2008
	(Dollars in millions)
Net cash used in operating activities	$(60.0)	$(197.8)	$137.8

This increase of $137.8 million in operating cash flow is primarily the result of a $160 million settlement payment made in connection with the McCoy, Wachtel and Scharfman lawsuits in the first quarter of 2008, reduced payments for operations strategy and litigation charges, partially offset by an increase in claim payments in the six months ended June 30, 2009.

Investing Activities

Our net cash flow provided by (used in) investing activities for the six months ended June 30, 2009 compared to the same period in 2008 is as follows:

	June 30, 2009	June 30, 2008	Change 2009 over 2008
	(Dollars in millions)
Net cash provided by (used in) investing activities	$26.6	$(49.0)	$75.6

Net cash provided by investing activities increased during the six months ended June 30, 2009, primarily due to a decrease in net cash used to purchase property and equipment of $69 million.

Financing Activities

Our net cash flow (used in) provided by financing activities for the six months ended June 30, 2009 compared to the same period in 2008 is as follows:

	June 30, 2009	June 30, 2008	Change 2009 over 2008
	(Dollars in millions)
Net cash (used in) provided by financing activities	$(69.0)	$0.4	$(69.4)

Net cash used in financing activities increased during the six months ended June 30, 2009, primarily due to $120 million decrease in borrowings and $84 million increase in repayment of loans, partially offset by $142 million decrease in share repurchases.

See “—Capital Structure” below for additional information regarding our stock repurchase program, our Senior Notes and our revolving credit facility.

Capital Structure

Share Repurchases. We have a $700 million stock repurchase program authorized by our Board of Directors. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from the employee stock options. On November 4, 2008, we announced that our stock repurchase program was on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, was undertaking a review of the Company’s strategic direction. As a result, we did not repurchase shares of our common stock during the six months ended June 30, 2009. On July 20, 2009, we announced the completion of our strategic review, which included entering into a Stock Purchase Agreement with UnitedHealth for the sale of our Northeast operations. For a detailed description of the pending sale of our Northeast operations, see Note 10 to our consolidated financial statements. At this time, Health Net’s Board of Directors has made no determination with regard to the future of the Company’s stock repurchase program. As of June 30, 2009, the remaining authorization under our stock repurchase program was $103.3 million and, since its inception, we have repurchased an aggregate of 36,623,347 shares of common stock at an average price of $34.40 for aggregate consideration of approximately $1,259.8 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options).

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

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations as of June 30, 2009:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b) (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (c) (d)
January 1—January 31	—		—	—	—	$103,349,478
February 1—February 28	95,183	(e)	$15.41	$1,466,885	—	$103,349,478
March 1—March 31	2,683	(e)	14.39	38,666	—	$103,349,478
April 1—April 30	2	(e)	—	—	—	$103,349,478
May 1—May 31	—		—	—	—	$103,349,478
June 1—June 30	2	(e)	—	—	—	$103,349,478

	97,870		$15.38	$1,505,551	—

(a)	We did not repurchase any shares of our common stock during the three months ended June 30, 2009 outside our publicly announced stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.

(b)	Our stock repurchase program was announced in April 2002. We announced additional repurchase authorization in August 2003, October 2006 and October 2007.
(c)	A total of $700 million of our common stock can be repurchased under our stock repurchase program. Additional amounts may be added to the program based on exercise proceeds and tax benefits the Company receives from the exercise of employee stock options, but only upon further approval by the Board of Directors. The remaining authority under our repurchase program includes proceeds received from option exercises and tax benefits the Company received from exercise of employee stock options, which have been approved for inclusion in the program by the Board.
(d)	Our stock repurchase program does not have an expiration date. During the six months ended June 30, 2009, we did not have any repurchase program that expired, and we did not terminate any repurchase program prior to its expiration date.
(e)	Represents shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

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

The financing facility includes limitations (subject to specified exclusions) on certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability of our subsidiaries to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of the business we and our subsidiaries conducted on the closing date of the financing facility. In addition, the financing facility also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the financing facility. As of June 30, 2009, we were in compliance with all of the covenants under the financing facility.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of June 30, 2009, no default or event of default had occurred under the indenture governing the Senior Notes.

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

As of June 30, 2009, we were in compliance with all covenants under our revolving credit facility.

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of June 30, 2009, we had outstanding an aggregate of $321.3 million in letters of credit, none of which had been drawn upon, and outstanding borrowings under the revolving credit facility of $100 million. As a result, the maximum amount available for borrowing under the revolving credit facility was $478.7 million as of June 30, 2009.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of June 30, 2009 all of our health plans and insurance subsidiaries met their respective regulatory requirements in all material respects, except Health Net Services (Bermuda) Ltd, which was undercapitalized by approximately $2.2 million and Health Net Insurance of New York, Inc., which was undercapitalized by $2.1 million. We expect to make a capital contribution to Health Net Services (Bermuda) Ltd. and Health Net Insurance of New York, Inc. in the third quarter of 2009, in order to satisfy applicable minimum capital and surplus requirements.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At June 30, 2009, we had sufficient capital to exceed this level.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the six months ended June 30, 2009, we made capital contributions of $15.0 million to various subsidiaries to maintain RBC or other statutory capital requirements. Health Net, Inc. did not make any capital contributions to its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through August 4, 2009.

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

CONTRACTUAL OBLIGATIONS

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2008 in our Form 10-K. During the six months ended June 30, 2009, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, we did not have any off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES

In our Form 10-K, we identified the critical accounting policies, which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and recoverability of long-lived assets and investments. Other than the adoption of FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (see Note 2 to our consolidated financial statements for additional information), we have not changed these policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of June 30, 2009 is discussed below. There were no other significant changes to the critical accounting estimates as disclosed in our Form 10-K.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$(58.6) million
1%	$(29.8) million
(1)%	$30.8 million
(2)%	$62.8 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$32.5 million
1%	$16.2 million
(1)%	$(16.2) million
(2)%	$(32.5) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.

(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as indicated below.

During the second quarter of 2009, the Company completed the transition it began in the first quarter of 2009 related to the outsourcing to a third party of its software applications development and management activities for certain applications significant to the Company’s financial reporting practices, including application development, testing and monitoring services, application maintenance and support services, project management services and cross functional services. During the first quarter of 2009, the Company also outsourced its internal information technology (IT) environment, including mainframe services, server services, help desk services, end user services, data network services, voice network services and cross functional services, to a third party. This IT infrastructure outsourcing was completed in February 2009, except for the data center migration, which is scheduled for completion in the fourth quarter of 2009.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results. The risk factors set forth below update, and should be read together with, the risk factors disclosed in Part I, Item 1A of the Company’s Form 10-K.

A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.

Approximately 52% of our revenues in the second quarter of 2009 relate to federal, state and local government health care coverage programs, such as Medicare, Medicaid and TRICARE. All of the revenues included in our Government Contracts segment come from the federal government. Under government-funded health programs, the government payor typically determines premium and reimbursement levels. If the government payor reduces premium or reimbursement levels or increases them by less than our costs increase, and we are unable to make offsetting adjustments through supplemental premiums and changes in benefit plans, we could be adversely affected. Contracts under these programs are generally subject to frequent change, including changes that may reduce the number of persons enrolled or eligible, reduce the revenue received by us or increase our administrative or health care costs under such programs. Changes of this nature could have a material adverse effect on our business, financial condition or results of operations. Changes to government health care coverage programs in the future may also affect our willingness to participate in these programs.

States periodically consider reducing or reallocating the amount of money they spend for Medicaid, the Healthy Families program or similar programs in which we participate. Currently, many states are experiencing budget deficits, and some states have reduced or have begun to reduce, or have proposed reductions in, payments to Medicaid managed care providers. For example, in July 2008, the State of California implemented a 10% reduction in the state’s Medi-Cal reimbursement rates. This rate reduction had an adverse impact on our pretax income for 2008 and was one of the factors contributing to our lowered full-year earnings per share guidance for 2008. Additionally, in late July 2009, the Governor of California signed a revised budget package that eliminated a significant portion of the funding for the Healthy Families program. Alternative sources of funds are being sought, but an enrollment freeze has been implemented and the cuts could result in the disenrollment of members from the Healthy Families program. Any enrollment freeze or additional significant reduction in payments received in connection with Medicaid, the Healthy Families program or similar programs could adversely affect our business, financial condition or results of operations.

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

Health care operations under our TRICARE North contract are scheduled to conclude on March 31, 2010. We submitted our final proposal to DoD for the T3 North Region contract on January 2, 2009, and on July 13, 2009 we were notified by DoD that we were not selected to be the Managed Care Support Contractor under the T3 contract for the North Region. On July 20 and July 28, 2009 we filed protests with the GAO in connection with the T3 award decision. The GAO is required to render a decision within 100 days after a protest is filed. Accordingly, our protest filed on July 20, 2009 currently is scheduled to be decided by the GAO no later than October 28, 2009 and our protest filed on July 28, 2009 currently is scheduled to be decided by the GAO no later than November 5, 2009.

The filing of our timely protest triggered an automatic suspension of the performance of the T3 North Region contract until the protest is decided by the GAO. Though it has not done so to date, DoD can override this automatic suspension under certain circumstances.

DoD has instructed us to stop work on transition-out activities under our existing TRICARE North contract, and has informed us that if transition work is resumed, the T3 North contractor will be given a ten month transition period prior to implementation of the T3 North contract. Once the GAO decisions are rendered, if DoD does not shorten the transition period to less than ten months, health care operations under our current TRICARE North contract may be extended beyond March 31, 2010. For additional details regarding our protest of the T3 North contract award, see Note 10 to our consolidated financial statements.

There are no assurances that our protest will be successful, or that DoD will not issue an override of the automatic suspension of the performance of the T3 North contract during the protest period, or that DoD will not shorten the transition period to less than ten months. In the event that our protest is unsuccessful or DoD issues an override or shortens the transition period to less than 10 months, our health care operations under our existing TRICARE North contract would conclude as early as March 31, 2010. In addition, if our protest is unsuccessful, we may wind-down our TRICARE North operations after our existing contract concludes. For additional information on our evaluation of the impact of the TRICARE developments on our operations, see Note 10 to our consolidated financial statements. As a result of the winding-down process, among other things, we could incur a significant impairment charge, unless mitigated, due to severance and other costs incurred to terminate the operations that are in excess of transition-out payments received from DoD pursuant to our existing TRICARE North contract. In addition, the loss of our TRICARE North operations would cause our business to become more regionally concentrated. See “Item 1A. Risk Factors—Our business is regionally concentrated and, in the event of the discontinuation of our TRICARE North operations and/or the consummation of the sale of our Northeast operations, we expect our business to become more regionally concentrated.”

The consummation of the sale of our Northeast operations is subject to risks and uncertainties, including the satisfaction of specified closing conditions by both parties.

On July 20, 2009, we entered into a Stock Purchase Agreement with UnitedHealth pursuant to which, subject to certain terms and conditions, we have agreed to sell to Buyer all of the outstanding shares of capital stock of our New York, New Jersey, Connecticut and Bermuda HMO and insurance subsidiaries, which conduct our Northeast operations. At the closing of the transaction, affiliates of the Buyer also will acquire membership renewal rights for the Health Net Life Insurance Company health care business in the states of Connecticut and New Jersey. The transaction is subject to certain closing conditions, including the receipt of required regulatory approvals and other customary closing conditions. For a detailed description of the pending sale of our Northeast operations, see Note 10 to our consolidated financial statements. We expect the transaction to close within twelve months after the date of the Stock Purchase Agreement. However, it is possible that factors outside of our control could require the parties to complete the proposed transaction at a later time or not to complete it at all. In addition, the announcement of the proposed transaction may have a negative impact on us due to:

•	risks that the proposed transaction disrupts current plans and operations;

•

the effect of the announcement of the proposed transaction on our relationships with our employees, vendors, providers, brokers, employer groups and other current and prospective customers in the Northeast; and

•	the amount of the costs, fees, expenses and charges related to the proposed transaction.

Failure to complete the proposed transaction or to execute another strategic alternative following our announcement of a proposed transaction could adversely impact our ability to operate the Northeast business profitably. In the event that the proposed transaction is not completed, this could have a material adverse effect on the Company and on the price of our common stock.

After the consummation of the sale of our Northeast operations, we will be obligated to provide administrative services in connection with the wind-down and run-off of the acquired business, which will expose us to operational and financial risks.

Pursuant to the Stock Purchase Agreement, at the closing of the transactions contemplated by the agreement, we will be obligated to enter into Administrative Services Agreements with affiliates of the Buyer pursuant to which our subsidiary, HNNE, will provide administrative services to the HMO and insurance subsidiaries currently engaged in our Northeast business that will be acquired by Buyer. The scope of these administrative services will include substantially all of the day-to-day operational functions of these entities, including (i) claims payment services and operations, (ii) medical management services, (iii) financial planning and analysis, (iv) actuarial and underwriting services, (v) corporate finance services, (vi) regulatory relations services, (vii) organization effectiveness (human resources) services, (viii) legal services, (ix) customer care operations, (x) information technology services, (xi) premium tax filing services, (xii) administration of governmental assessments, (xiii) broker commissions payment services, and (xiv) other administrative services. For additional information on the Administrative Services Agreements, see Note 10 to our consolidated financial statements. The Administrative Services Agreements will require HNNE to perform the administrative services in accordance with specified service standards and other requirements. Subject to certain terms and conditions, if HNNE fails to comply with the service standards, among other things, it will be required to pay specified penalties in accordance with the Administrative Services Agreements. We could fail to comply with the service standards for various reasons, some of which are not within our control. For example, in the event that personnel needed to provide the administrative services after the closing terminate their employment with us, we could be unable to provide the administrative services in accordance with the service standards. The amount of the penalties for violating the service standards could be substantial. Furthermore, if HNNE is unable to perform all or a material part of the services required under the Administrative Services Agreements, and is unable to obtain an alternative means to provide such services, or if HNNE materially breaches the Administrative Services Agreements, the service recipients may terminate the Administrative Services Agreements. If such a termination occurs prior to the second anniversary of the closing date of the transaction, we and HNNE may be required to establish (and will be required to pay to Buyer) a loss reserve, which, depending on when the Administrative Services Agreements are terminated, could be substantial and could have a material adverse effect on our business, financial condition or results of operations. See “Item 1A. Risk Factors—After the consummation of the sale of our Northeast operations, we will retain responsibility for certain liabilities of the acquired business, which could be substantial” for additional detail on when the loss reserve is required to be established and paid.

After the consummation of the sale of our Northeast operations, we will retain responsibility for certain liabilities of the acquired business, which could be substantial.

Under the Stock Purchase Agreement, we will be required to indemnify Buyer and its affiliates for all pre-closing liabilities of the acquired business and for a broad range of excluded liabilities, including liabilities arising out of the acquired business incurred through the winding-up and running-out period of the acquired business. These liabilities could exceed the amount of profits that will be payable to us by Buyer in connection with the operations of the acquired business. The Stock Purchase Agreement does not limit the amount or duration of our obligations to the Buyer and its affiliates with respect to these indemnities. As a result, in the event that the amount of these liabilities was to exceed our expectations, we could be responsible to the Buyer and its affiliates for substantial indemnification obligations.

In addition, under the Stock Purchase Agreement, the purchase price for the acquired HMO and insurance subsidiaries is subject to adjustment upward or downward by the amount of profits or losses, subject to specified adjustments, of these subsidiaries for the period beginning on the closing date and ending on the earlier of (i) the second anniversary of the closing date (the “Transition Date”) and (ii) the date that all of the Administrative Service Agreements are terminated (the “ASA Termination Date”). As a result, even though we will not own these subsidiaries after the closing, to the extent that they incur losses, we and HNNE generally will be financially responsible to the Buyer for the amount of such losses. Subject to certain terms and conditions, Buyer will be permitted to exercise control rights over the subsidiaries after the closing without our or HNNE’s consent. The exercise of such rights by Buyer, or other events or circumstances beyond our or HNNE’s control, could result in substantial losses for which HNNE will responsible to Buyer.

Furthermore, in the event that the ASA Termination Date occurs prior to the Transition Date, among other things, we and HNNE will be required to establish (and will be required to pay to Buyer) a loss reserve in an amount equal to an actuarially determined provision for medical costs and loss adjustment expenses as of the ASA Termination Date for all claims of the subsidiaries through the winding-up and running-out period of the acquired business (excluding certain unreserved claims). Depending on when the ASA Termination Date occurs, the amount of such loss reserve could be substantial.

As a result of the provisions described above, although we will have sold to Buyer all of the outstanding shares of capital stock of our HMO and insurance subsidiaries that conduct our Northeast operations, we will continue to have significant potential financial obligations to the Buyer and its affiliates with respect to the acquired business after the closing. In the event that the amount of these financial obligations exceed our expectations, our responsibilities to the Buyer and its affiliates with respect to these obligations could have an adverse effect on our business, financial condition or results of operations.

At the closing of the sale of our Northeast operations, we will be obligated to enter into a Non-Competition Agreement with the Buyer that will contain prohibitions which could negatively impact our prospects, business, financial condition or results of operations.

Under the Stock Purchase Agreement, at the closing of the transactions contemplated by the agreement, we will be required to enter into a Non-Competition Agreement with Buyer, pursuant to which we generally will be prohibited from competing with the acquired business in the States of New York, New Jersey, Connecticut and Rhode Island for a period of five years, and from engaging in certain other restricted activities. Although we currently do not have any intention to engage in such prohibited activities during the term of the Non-Competition Agreement, circumstances could change and it may become in our best interests to engage in a business that is prohibited by the agreement. If this were to occur, in order to engage in the business we would be required to obtain the Buyer’s consent under the Non-Competition Agreement, which the Buyer could withhold in its discretion. In the event that we are unable to engage in a business due to the terms of the Non-Competition Agreement, this could have an adverse effect on our prospects, business, financial condition or results of operations.

Our business is regionally concentrated and, in the event of the discontinuation of our TRICARE North operations and/or the consummation of the sale of our Northeast operations, we expect our business to become more regionally concentrated.

Our current business operations are concentrated in the Northeast (in the states of Connecticut, New York and New Jersey) and in the states of California, Arizona and Oregon. Our California operations represented approximately 42% of our total revenue in the second quarter of 2009. On July 13, 2009, we were notified by

DoD that we were not selected to be the Managed Care Support Contractor under the T3 North Region contract. Although we are challenging this determination, if our challenge is unsuccessful, health care operations under our TRICARE North contract are scheduled to conclude as early as March 31, 2010. See Note 10 to our consolidated financial statements for additional detail regarding our protest of the T3 North Region award. In addition, on July 20, 2009, as discussed above, we entered into a definitive agreement to sell all of the outstanding shares of capital stock of our HMO and insurance subsidiaries that conduct our Northeast operations and to provide membership renewal rights for the Health Net Life Insurance Company health care business in Connecticut and New Jersey, subject to the satisfaction of certain terms and conditions. See “Item 1A. Risk Factors—The consummation of the sale of our Northeast operations is subject to risks and uncertainties, including the satisfaction of specified closing conditions by both parties” for additional detail regarding the risks associated with the sale of our Northeast operations.

Once we stop receiving the profits generated by the Northeast operations from the Buyer (if the sale of the Northeast operations is consummated and/or our TRICARE North operations are concluded), such events will increase the geographic concentration of our remaining business operations. Due to this concentration in a small number of states, and, in particular, California, we are exposed to the risk of a deterioration in our financial results arising from a significant economic downturn in one or more of these states. On July 29, 2009, Governor Schwarzenegger signed a plan to close California’s $24 billion budget deficit caused by the national economic recession and rising unemployment. In total, the state will see approximately $15.6 billion in spending cuts for services. If economic conditions in any of these states significantly worsen, we may experience a reduction in existing and new business, which may have a material adverse effect on our business, financial condition and results of operations. In addition, if any one of our health plans experiences significant losses, our consolidated results of operations may be materially and adversely affected. Losses of accounts or deterioration in margins in any one of the states in which we operate could have an adverse effect on our financial condition or results of operations.

Downgrades in our debt ratings may adversely affect our business, financial condition and results of operations.

Claims paying ability, financial strength, and debt ratings by nationally recognized rating agencies are increasingly important factors in establishing the competitive position of insurance companies and health benefits companies. Ratings information by nationally recognized rating agencies is broadly disseminated and generally used throughout the industry. We believe our claims paying ability and financial strength ratings are important factors in marketing our products to certain of our customers. In addition, our debt ratings impact both the cost and availability of future borrowings and, accordingly, our cost of capital. On July 15, 2009, in light of our announcement that we were not selected by DoD to be the Managed Care Support Contractor under the T3 North Region contract, Fitch Ratings announced that the outlook for the Company remained negative and downgraded the Company’s default issuer rating to “BB-” (speculative) from “BBB-” (lower medium grade), downgraded our senior debt rating to “B+” (highly speculative) from “BB+” (non-investment) and downgraded our insurer financial strength rating to “BBB-” from “BBB+,” both of which are lower medium grade ratings. On the same day, Standard & Poor’s Rating Services (S&P) announced that the outlook for the Company remained negative and lowered its counterparty credit rating of the Company to “BB-” from “BB” and, at the same time, affirmed the “BBB-” financial strength and counterparty credit ratings of our core operating subsidiaries, Health Net of California and Health Net Life Insurance Company. Moody’s Investors Service also announced on the same day that it had placed the Company’s Ba3 senior debt ratings under review for possible downgrade, also due to the loss of the T3 North Region contract. For additional detail regarding our protest of the T3 North Region contract award, please see Note 10 to our consolidated financial statements. Each of the rating agencies reviews our ratings periodically and there can be no assurance that current ratings will be maintained in the future. Our ratings reflect each rating agency’s independent opinion of our financial strength, operating performance, ability to meet our debt obligations or obligations to policyholders and other factors. The downgrades in our ratings from Fitch Ratings and S&P, and potential further downgrades from ratings agencies, should they occur, may adversely affect our business, financial condition and results of operations.

Acquisitions, divestitures and other significant transactions may adversely affect our business.

We continue to evaluate the profitability realized or likely to be realized by our existing businesses and operations. From time to time we review, from a strategic standpoint, potential acquisitions and divestitures in light of our core businesses and growth strategies. The success of any such acquisition or divestiture depends, in part, upon our ability to identify suitable buyers or sellers, negotiate favorable contractual terms and, in many cases, obtain governmental approval. For acquisitions, success is also dependent upon efficiently integrating the acquired business into the Company’s existing operations. If we are unable to consummate, successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our financial results could be adversely affected. In addition, we may, from time to time, divest businesses that are less of a strategic fit for the company or do not produce an adequate return. For example, as noted above, on July 20, 2009, we entered into a definitive agreement to sell of all of the outstanding shares of capital stock of our HMO and insurance subsidiaries that conduct our Northeast operations and certain related membership renewal rights, subject to the satisfaction of certain terms and conditions. See Note 10 to our consolidated financial statements for a detailed description of the pending sale of our Northeast operations and “Item 1A. Risk Factors—The consummation of the sale of our Northeast operations is subject to risks and uncertainties, including the satisfaction of specified closing conditions by both parties” for additional detail regarding the risks associated with the pending sale of our Northeast operations.

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

The level of our administrative expenses can affect our profitability, and our ability to manage administrative expense increases is difficult to predict. While we attempt to effectively manage such expenses, including through the development of online functionalities and other projects designed to create administrative efficiencies, increases in staff-related and other administrative expenses may occur from time to time due to business or product start-ups or expansions, growth, membership declines or changes in business, difficulties or delays in projects designed to create administrative efficiencies, acquisitions, reliance on outsourced services, regulatory requirements, including compliance with HIPAA regulations, or other reasons. For example, in November 2007, we announced a reorganization plan to enhance efficiency and achieve general and administrative cost savings. The reorganization is ongoing and is intended to enable us to streamline our operations, including consolidating technology platforms, combining duplicative administrative and operational functions and outsourcing certain operations where appropriate. However, there can be no assurance that the reorganization will produce the anticipated savings or that the reorganization will not significantly disrupt operations thereby negatively impacting our financial performance. In addition, there can be no assurance that we will be able to successfully manage our administrative expenses, which could have an adverse effect on our business, financial condition or results of operations.

In addition to managing increases in administrative expenditures, our profitability is also affected by our ability to effectively and quickly respond to events that require significant reductions and changes to the allocation of the Company’s administrative expenditures. After we close the sale of our Northeast operations and stop receiving the profits generated by the Northeast operations from the Buyer and /or our TRICARE North operations are concluded, such events will render redundant many of the management, administrative and operational functions previously required to maintain those operations. See “Item 1A. Risk Factors—The consummation of the sale of our Northeast operations is subject to risks and uncertainties, including the satisfaction of specified closing conditions by both parties” for additional detail regarding the sale of the Northeast operations, and “—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations” for additional detail regarding our protest of the T3 North Region award. While we will need to significantly reduce, reallocate or eliminate these redundant administrative expenses, we cannot guarantee you that we will be successful in making these cuts and adjustments at a pace that will maintain or increase our profitability. In addition, we would expect to incur significant impairment charges due to severance and other costs if we terminate our TRICARE North operations and / or consummate the sale of our Northeast operations. Failure to adjust our overhead and other administrative expenses in proportion to these events could have a material adverse effect on our business, financial condition or results of operations.

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

Beginning in November 2008, CMS performed routine audits of certain of our Medicare Advantage, PFFS and PDP products, and found deficiencies in many of the business areas included in the review. On February 2, 2009, we received the audit report and corrective action request from CMS. On March 19, 2009, we responded to CMS with a proposed corrective action plan. On April 17, 2009, CMS responded by noting its acceptance of certain elements of the corrective action plan while also identifying certain deficiencies. After a subsequent submission of a revised corrective action plan on May 15, 2009, we submitted a final proposed corrective action plan to CMS on July 10, 2009. On August 6, 2009, CMS accepted our final corrective action plan. If CMS is not satisfied with the implementation of our corrective action plan, or discovers repeat deficiencies in a subsequent audit(s), it could levy enforcement actions, including financial penalties and/or the suspension of marketing and enrollment into our Medicare products. If CMS were to impose substantial financial penalties and/or suspend the marketing of and enrollment into our Medicare products for a significant period of time in the future, it could have a material adverse effect on our Medicare business.

On February 13, 2008, the New York Attorney General (NYAG) announced that his office was conducting an industry-wide investigation into the manner in which health insurers calculate “usual, customary and reasonable” charges for purposes of reimbursing members for out-of-network medical services. The NYAG’s office issued subpoenas to sixteen health insurance companies, including us, in connection with this investigation. See Note 9 to our consolidated financial statements for additional detail regarding the NYAG’s investigation. On January 13, 2009, the NYAG announced that, as a result of his investigation, his office had entered into a settlement agreement with UnitedHealth, which owns and operates the Ingenix database used by most health plans, including us, to price out-of-network claims. At the time of the announcement of the settlement with UnitedHealth, the NYAG indicated his intent to continue his investigation with respect to other health insurers and has subsequently reached agreements with several other health plans. Subsequently, the NYAG entered into agreements with a number of health insurers. On June 18, 2009, we entered into an agreement with the NYAG similar in form to those entered into with other insurers. See Note 9 to our consolidated financial statements for information regarding the settlement agreement.

In the meantime, the Connecticut Attorney General has also been investigating health plans’ reimbursement of out-of-network services. On March 28, 2008, we received a request for voluntary production from the Connecticut Attorney General that seeks information similar to that subpoenaed by the NYAG. We have responded to the request and are cooperating with the Connecticut Attorney General as appropriate in his investigation. There can be no assurance that other state attorneys’ general will not take actions similar to those taken by the NYAG and the Connecticut Attorney General.

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

On October 23, 2007, the California Department of Managed Health Care (DMHC) and the California Department of Insurance (DOI) announced that they would be issuing joint regulations that would restrict the ability of health plans and insurers to rescind a member’s coverage and deny payment to treating providers. The DMHC has issued draft proposed regulations but has not formally promulgated any regulations to date. On June 3, 2009, the DOI published proposed regulations governing underwriting and rescission practices. As of January 1, 2008, health plans and insurers in California, under certain defined circumstances, are obligated to pay providers for services they have rendered despite the rescission of a member’s policy.

In October 2007, the DMHC initiated a survey of Health Net of California’s activities regarding the rescission of policies for the period January 1, 2004 through June 30, 2006. Following completion of the survey, on May 15, 2008, Health Net of California entered into a settlement agreement with the DMHC. See Note 9 to our consolidated financial statements for information regarding the details of the settlement agreement. Failure to substantially implement the actions set forth in the corrective action plan will subject Health Net of California to a potential additional penalty of up to $3 million.

In April 2008, the DOI commenced an audit of Health Net Life Insurance Company’s rescission practices and related claims settlement practices for the period January 1, 2004 through February 29, 2008. On September 12, 2008, Health Net Life entered into a settlement agreement with the DOI which resolves all DOI matters regarding Health Net Life’s rescission practices from January 2004 to date. See Note 9 to our consolidated financial statements for information regarding the details of the settlement agreement. Failure to substantially comply with the settlement agreement subjects Health Net Life to a potential additional monetary penalty of up to $3.6 million.

We have also been party to arbitrations and litigation, including a putative class action, in which rescinded members allege that we unlawfully rescinded their coverage. The lawsuits generally seek reimbursement for the cost of medical services that were not paid as a result of the rescission, and also seek to recover for emotional distress, attorneys’ fees and punitive damages. One of these arbitrations was decided in 2008 and resulted in an award paid to the claimant of approximately $9.4 million. Recent court of appeal decisions in California adverse to health plans and insurers have increased the risks associated with rescissions of policies based on applications containing material misrepresentations of medical history, and may make it more difficult to rescind policies in the future. On February 20, 2008, the Los Angeles City Attorney filed a complaint against us relating to our underwriting practices and rescission of certain individual policies. The complaint sought equitable relief and civil penalties for, among other things, alleged false advertising, violations of unfair competition laws and violations of the California Penal Code. On February 10, 2009, Health Net entered into settlement agreements resolving both the putative class action and the action filed by the Los Angeles City Attorney. See Note 9 to our consolidated financial statements for additional information regarding these settlement agreements. Other government agencies, including the Attorney General of California, have indicated that they are investigating, or may be interested in investigating, rescissions and related activities.

We cannot predict the outcome of the anticipated regulatory proposals described above, nor the extent to which we may be affected by the enactment of those or other regulatory or legislative activities relating to rescissions. Such legislation or regulation, including measures that would cause us to change our current manner of operation or increase our exposure to liability, could have a material adverse effect on our results of operations, financial condition and ability to compete in our industry. Similarly, given the complexity and scope of rescission lawsuits, their final outcome cannot be predicted with any certainty. It is possible that in a particular quarter or annual period our results of operations could be adversely affected by an ultimate unfavorable resolution of any such cases.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized a $700 million stock repurchase program. As of June 30, 2009, the remaining authorization under our stock repurchase program was $103.3 million. On November 4, 2008 we announced that our stock repurchase program was on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, was undertaking a review of the Company’s strategic direction. On July 20, 2009, we announced the completion of our strategic review, which included entering into a Stock Purchase Agreement with UnitedHealth for the sale of our Northeast operations. For a detailed description of the pending sale of our Northeast operations, see Note 10 to our consolidated financial statements. At this time, Health Net’s Board of Directors has made no determination with regard to the future of the Company’s stock repurchase program. Under the Company’s various stock option and long-term incentive plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and/or exercise price obligations, as applicable, arising from the exercise of stock options. For certain other equity awards, the Company has the right to withhold shares to satisfy any tax obligations that may be required to be withheld or paid in connection with such equity award, including any tax obligation arising on the vesting date.

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

On May 21, 2009, we held our 2009 Annual Meeting of Stockholders (Annual Meeting). At the Annual Meeting, our stockholders voted upon proposals to (i) elect nine directors to serve for a term of one year or until the 2010 Annual Meeting of Stockholders (Proposal 1), (ii) approve the Company’s Amended and Restated Executive Officer Incentive Plan (Proposal 2), (iii) approve an amendment to the 2006 Long-Term Incentive Plan (Proposal 3), and (iv) ratify the Board’s selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2009 (Proposal 4).

The following provides voting information for all matters voted upon at the Annual Meeting, and includes a separate tabulation with respect to each nominee for director:

Proposal 1

Election of Directors:	Votes For:	Votes Against:	Votes Withheld:	Broker Non Votes:
Theodore F. Craver, Jr.	84,888,328	0	8,815,990	0
Vicki B. Escarra	79,705,979	0	13,998,339	0
Thomas T. Farley	84,067,936	0	9,636,382	0
Gale S. Fitzgerald	79,657,013	0	14,047,305	0
Patrick Foley	78,886,595	0	14,817,723	0
Jay M. Gellert	84,014,156	0	9,690,162	0
Roger F. Greaves	83,977,670	0	9,726,648	0
Bruce G. Willison	79,429,135	0	14,275,183	0
Frederick C. Yeager	79,709,513	0	13,994,805	0

Since each of the nominees received a plurality of the votes cast, each of the nominees was elected as a director for an additional term at the Annual Meeting.

Proposal 2

With respect to the approval of the Company’s Amended and Restated Executive Officer Incentive Plan, 83,574,766 votes were cast for and 10,059,667 votes were cast against and there were 69,885 abstentions and no broker non-votes. Since Proposal 2 received the affirmative vote of a majority of the votes cast on that proposal, and over 50% in interest of all of the outstanding shares of the Company’s Common Stock entitled to vote on Proposal 2 voted on such proposal, the Company’s Amended and Restated Executive Officer Incentive Plan was approved.

Proposal 3

With respect to the approval of an amendment to the Company’s 2006 Long-Term Incentive Plan, 64,363,569 votes were cast for and 21,910,048 votes were cast against and there were 51,203 abstentions and 7,379,498 broker non-votes. Since Proposal 3 received the affirmative vote of a majority of the votes cast on that proposal, and over 50% in interest of all of the outstanding shares of the Company’s Common Stock entitled to vote on Proposal 3 voted on such proposal, the amendment to the Company’s 2006 Long-Term Incentive Plan was approved.

Proposal 4

With respect to the ratification of the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2009, 87,091,479 votes were cast for and 6,566,250 votes were cast against and there were 46,589 abstentions and no broker non-votes. Since Proposal 4 received the affirmative vote of a majority of the votes cast on that proposal, the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2009 was ratified.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
†^2.1	Stock Purchase Agreement, dated as of July 20, 2009, by and among Health Net Inc., Health Net of the Northeast, Inc., Oxford Health Plans, LLC and solely with respect to section 8.16 thereof, UnitedHealth Group Incorporated, a copy of which is filed herewith.

*10.1	Addendum A to Health Net, Inc. Management Incentive Plan, adopted July 20, 2009, a copy of which is filed herewith.

*10.2	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. under the 2006 Long-Term Incentive Plan, as amended.

*10.3	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements.
^	This exhibit has been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: August 7, 2009	By:	/S/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Chief Financial Officer

Date: August 7, 2009	By:	/S/ BRET A. MORRIS
Bret A. Morris
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
†^2.1	Stock Purchase Agreement, dated as of July 20, 2009, by and among Health Net Inc., Health Net of the Northeast, Inc., Oxford Health Plans, LLC and solely with respect to section 8.16 thereof, UnitedHealth Group Incorporated, a copy of which is filed herewith.

*10.1	Addendum A to Health Net, Inc. Management Incentive Plan, adopted July 20, 2009, a copy of which is filed herewith.

*10.2	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. under the 2006 Long-Term Incentive Plan, as amended.

*10.3	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements.
^	This exhibit has been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.