Form 10-Q
period 2009-09-30
HEALTH NET INC
filed 2009-11-09
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the registrant’s Common Stock as of November 4, 2009 was 103,933,735 (excluding 40,161,060 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES
Health plan services premiums	$3,166,877	$3,072,717	$9,458,911	$9,309,873
Government contracts	758,507	724,323	2,349,934	2,083,657
Net investment income	27,691	10,204	72,444	66,506
Administrative services fees and other income	15,578	11,607	33,857	37,071

Total revenues	3,968,653	3,818,851	11,915,146	11,497,107

EXPENSES
Health plan services (excluding depreciation and amortization)	2,734,984	2,689,790	8,174,802	8,133,259
Government contracts	716,323	687,848	2,232,369	1,983,680
General and administrative	319,451	294,178	1,006,549	943,931
Selling	83,275	93,232	246,044	268,067
Depreciation and amortization	12,689	17,255	44,437	42,607
Interest	10,264	10,413	31,349	32,386
Asset impairment on Northeast Operations	170,570	—	170,570	—

Total expenses	4,047,556	3,792,716	11,906,120	11,403,930

(Loss) income from operations before income taxes	(78,903)	26,135	9,026	93,177
Income tax (benefit) provision	(12,881)	7,665	12,873	33,709

Net (loss) income	$(66,022)	$18,470	$(3,847)	$59,468

Net (loss) income per share:
Basic	$(0.64)	$0.17	$(0.04)	$0.55
Diluted	$(0.64)	$0.17	$(0.04)	$0.55
Weighted average shares outstanding:
Basic	103,873	105,915	103,832	107,481
Diluted	103,873	106,869	103,832	108,796

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$463,311	$668,201
Investments—available for sale (amortized cost: 2009—$1,282,865; 2008—$1,516,316)	1,309,864	1,504,658
Premiums receivable, net of allowance for doubtful accounts (2009—$6,391; 2008—$13,567)	307,488	307,529
Amounts receivable under government contracts	224,495	241,269
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	323,207	302,022
Other receivables	183,258	254,026
Deferred taxes	101,043	87,712
Assets held for sale	848,601	—
Other assets	195,799	179,649

Total current assets	3,957,066	3,545,066
Property and equipment, net	136,819	202,356
Goodwill	611,886	751,949
Other intangible assets, net	29,478	91,289
Deferred taxes	44,119	81,771
Investments—available for sale—noncurrent (amortized cost: 2009—$13,772; 2008—$0)	11,435	—
Other noncurrent assets	103,093	143,919

Total Assets	$4,893,896	$4,816,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$951,778	$1,338,149
Health care and other costs payable under government contracts	61,037	69,876
IBNR health care costs payable under TRICARE North contract	323,207	302,022
Unearned premiums	124,828	180,548
Borrowings under amortizing financing facility	119,915	27,335
Liabilities held for sale	355,530	—
Accounts payable and other liabilities	529,740	294,840

Total current liabilities	2,466,035	2,212,770
Senior notes payable	398,429	398,276
Borrowings under amortizing financing facility	—	103,992
Borrowings under revolving credit facility	100,000	150,000
Other noncurrent liabilities	154,087	199,186

Total Liabilities	3,118,551	3,064,224

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2009—144,051 shares; 2008—143,753 shares)	144	144
Additional paid-in capital	1,184,761	1,182,067
Treasury common stock, at cost (2009—40,145 shares of common stock; 2008—40,045 shares of common stock)	(1,368,854)	(1,367,319)
Retained earnings	1,940,253	1,944,100
Accumulated other comprehensive income (loss)	19,041	(6,866)

Total Stockholders’ Equity	1,775,345	1,752,126

Total Liabilities and Stockholders’ Equity	$4,893,896	$4,816,350

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2008	143,477	$144	$1,151,251	(33,178)	$(1,123,750)	$1,849,097	$(1,160)	$1,875,582
Comprehensive income:
Net income						59,468		59,468
Change in unrealized loss on investments, net of tax impact of $16,610							(26,680)	(26,680)
Defined benefit pension plans:
Prior service cost and net loss							221	221

Total comprehensive income								33,009

Exercise of stock options and vesting of restricted stock units	256		6,681					6,681
Share-based compensation expense			22,774					22,774
Tax benefit related to equity compensation plans			631					631
Repurchases of common stock and accelerated stock repurchase settlement				(6,865)	(243,552)			(243,552)

Balance as of September 30, 2008	143,733	$144	$1,181,337	(40,043)	$(1,367,302)	$1,908,565	$(27,619)	$1,695,125

Balance as of January 1, 2009	143,753	$144	$1,182,067	(40,045)	$(1,367,319)	$1,944,100	$(6,866)	$1,752,126
Comprehensive income:
Net income (loss)						(3,847)		(3,847)
Change in unrealized loss on investments, net of tax impact of $15,632							25,635	25,635
Defined benefit pension plans:
Prior service cost and net loss							272	272

Total comprehensive income								22,060

Exercise of stock options and vesting of restricted stock units	298		485					485
Share-based compensation expense			6,800					6,800
Tax detriment related to equity compensation plans			(4,591)					(4,591)
Repurchases of common stock				(100)	(1,535)			(1,535)

Balance as of September 30, 2009	144,051	$144	$1,184,761	(40,145)	$(1,368,854)	$1,940,253	$19,041	$1,775,345

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,847)	$59,468
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization and depreciation	44,437	42,607
Share-based compensation expense	6,800	22,771
Deferred income taxes	(23,973)	27,362
Excess tax benefit on share-based compensation	—	(815)
Asset and investment impairment charges	182,954	19,974
Other changes	(6,941)	(5,305)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(53,996)	(10,263)
Other current assets, receivables and noncurrent assets	43,799	(42,560)
Amounts receivable/payable under government contracts	7,935	(57,597)
Reserves for claims and other settlements	(143,202)	48,249
Accounts payable and other liabilities	40,395	(209,275)

Net cash provided by (used in) operating activities	94,361	(105,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	1,105,065	705,244
Maturities of investments	143,403	195,032
Purchases of investments	(1,233,952)	(1,255,406)
Sales of property and equipment	3,847	4
Purchases of property and equipment	(17,881)	(82,730)
Sales of restricted investments and other	7,021	20,770

Net cash provided by (used in) investing activities	7,503	(417,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	485	6,636
Excess tax benefit on share-based compensation	—	815
Repurchases of common stock	(1,535)	(243,155)
Borrowings under revolving credit facility	25,000	345,000
Repayment of borrowings	(92,444)	(253,722)

Net cash used in financing activities	(68,494)	(144,426)

Net increase (decrease) in cash and cash equivalents	33,370	(666,896)
Cash and cash equivalents classified as assets held for sale	(238,260)	—
Cash and cash equivalents, beginning of year	668,201	1,007,017

Cash and cash equivalents, end of period	$463,311	$340,121

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$14,748	$16,363
Income taxes paid	48,381	90,368
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Imputed interest discount and deferred revenue	$11,378	$19,684
Securities purchased in the period, paid for in the fourth quarter	214,574	14,852
Securities sold during the period, funds received in the fourth quarter	72,486	18,428

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

Certain items presented in the operating cash flow section of the consolidated statements of cash flows for the nine months ended September 30, 2008 have been reclassified within the operating cash flow section. This reclassification had no impact on our operating cash flows, net earnings or balance sheets as previously reported.

In accordance with the Generally Accepted Accounting Principles Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (codification), we adopted the codification as of July 1, 2009. The codification became the source of authoritative U.S. GAAP recognized by the FASB and is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The codification supersedes all then-existing non-SEC accounting and reporting standards and the FASB will not issue any new standards in the form of Statements, FASB Staff Positions (FSPs) and Emerging Issues Task Force (EITF) consensuses. Instead, it will issue Accounting Standards Updates.

2.    SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with maturity of three months or less when purchased.

Investments

Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. The Company analyzes all impairments of debt investments and assesses the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if the Company may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, management assesses if the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than its amortized cost, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded though earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. See Note 4 to our consolidated financial statements for additional disclosures.

Fair Value of Financial Instruments

The estimated fair value amounts of cash equivalents, investments available for sale, trade accounts and notes receivable, assets held for sale and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of trade receivables, long-term notes receivable, assets held for sale and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed rate borrowings, including our senior notes and our amortizing financing facility, was $471.9 million and $291.3 million as of September 30, 2009 and December 31, 2008, respectively. The fair value of our variable rate borrowings under our revolving credit facility was $100.0 million and $150.0 million as of September 30, 2009 and December 31, 2008, respectively, which was equal to the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. See Note 7 to our consolidated financial statements for additional information regarding our financing arrangements.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. The federal government is the only customer of our Government Contracts segment, with premiums and fees accounting for 100% of our Government Contracts revenue. In addition, the federal government is a significant customer of the Company’s West Operations and Northeast Operations segments as a result of contracts with the Centers for Medicare and Medicaid Services (CMS) for coverage of Medicare-eligible individuals.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized appreciation (depreciation), after tax, on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan.

Accumulated other comprehensive gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Investments:
Unrealized (losses) gains on investments available-for-sale as of July 1 and January 1	$(2.5)	$(11.0)	$(7.3)	$(0.1)
Net change in unrealized gains on investments available-for-sale	28.9	(21.0)	43.7	(29.3)
Reclassification of unrealized (gains) losses to earnings	(8.0)	5.3	(18.0)	2.7

Unrealized gains (losses) on investments available for sale as of September 30	18.4	(26.7)	18.4	(26.7)

Defined benefit pension plans:
Prior service cost and net loss amortization as of July 1 and January 1	0.6	(0.9)	0.4	(1.1)
Net change in prior service cost and net loss amortization	0.1	—	0.3	0.2

Prior service cost and net loss amortization as of September 30	0.7	(0.9)	0.7	(0.9)

Accumulated other comprehensive gain (loss)	$19.1	$(27.6)	$19.1	$(27.6)

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

Common stock equivalents arising from dilutive stock options, restricted common stock and RSUs are computed using the treasury stock method. There were 954,000 and 1,315,000 shares of common stock equivalents, respectively, including 309,000 and 288,000 RSUs and restricted common stock equivalents, for the three and nine months ended September 30, 2008, respectively. For the three months ended September 30, 2009, 559,000 shares of common stock equivalents, including 511,000 RSU equivalents, were excluded from the computation of loss per share due to their anti-dilutive effect. For the nine months ended September 30, 2009, 509,000, shares of common stock equivalents, including 458,000 dilutive RSU equivalents were excluded from the computation of loss per share due to their anti-dilutive effect.

During the three and nine months ended September 30, 2008, options to purchase an aggregate of 3,236,000 and 1,594,000 shares, respectively, were considered antidilutive and were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock for each respective period. Outstanding options expire at various times through April 2019.

We have a $700 million stock repurchase program authorized by our Board of Directors. The remaining authorization under our stock repurchase program as of September 30, 2009 was $103.3 million (see Note 6 to our consolidated financial statements). On November 4, 2008, we announced that our stock repurchase program was on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, was undertaking a review of the Company’s strategic direction. On July 20, 2009, we announced the completion of our strategic review, which included entering into a Stock Purchase Agreement with Oxford Health Plans, LLC (Oxford) and solely for the purpose of guaranteeing Oxford’s obligations thereunder, UnitedHealth Group Inc. (collectively, “UnitedHealth”) for the sale of our Northeast business. For a detailed description of the pending sale of our Northeast business, see Note 5 to our consolidated financial statements. At this time, Health Net’s Board of Directors has made no determination with regard to the future of the Company’s stock repurchase program.

Goodwill, Intangibles and Other Long-lived Assets

The carrying amount of goodwill by reporting unit is as follows:

	West Operations	Northeast Operations—to be Disposed of	Northeast Operations— Retained	Total
	(Dollars in millions)
Balance as of December 31, 2008				$752.0
Re-allocation	$609.0	$137.0	$6.0
Impairment related to pending sale of Northeast Operations	—	(137.0)	—	(137.0)
Other impairment	(3.1)	—	—	(3.1)

Balance as of September 30, 2009	$605.9	$—	$6.0	$611.9

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Reclassified to Assets Held for Sale	Fair Value Adjustment	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of September 30, 2009:
Provider networks	$40.5	$(31.2)	$—	$—	$9.3	19.4
Employer groups	76.8	(24.3)	(46.2)	(6.0)	0.3	2.1
Customer relationships and other	29.5	(9.7)	—	—	19.8	11.1
Trade name	3.2	(3.2)	—	—	—	1.5
Covenant not-to-compete	2.2	(2.2)	—	—	—	2.0

	$152.2	$(70.6)	$(46.2)	$(6.0)	$29.4

As of December 31, 2008:
Provider networks	$40.5	$(30.1)	$—	$—	$10.4	19.4
Employer groups	76.8	(18.3)	—	—	58.5	6.5
Customer relationships and other	29.5	(7.6)	—	—	21.9	11.1
Trade name	3.2	(3.2)	—	—	—	1.5
Covenant not-to-compete	2.2	(1.7)	—	—	0.5	2.0

	$152.2	$(60.9)	$—	$—	$91.3

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

On July 20, 2009, we announced the completion of our strategic review, which included entering into a Stock Purchase Agreement with UnitedHealth for, among other things, the sale of the outstanding capital stock of our New York, New Jersey, Connecticut and Bermuda HMO and insurance subsidiaries, which conduct our Northeast business (the Acquired Companies). Concurrent to entering into this agreement, it became more likely-than-not that the Acquired Companies will be sold within a year. As a result, we determined that the requirements to classify the assets and liabilities of the Acquired Companies as held-for-sale were met during the three months ended September 30, 2009. Assets held for sale are measured at the lower of carrying value or fair value less cost to sell. Prior to measuring the assets held for sale at the lower of carrying value or fair value less cost to sell, we adjusted the carrying values of the assets and liabilities, including goodwill, in accordance with the applicable GAAP measurement guidance.

The probable close of the transaction, along with the expected change in the economics related to the Northeast’s operations, resulted in the reorganization of our reporting units (see our segment information in Note 3). During the three months ended September 30, 2009, we re-allocated goodwill and assessed for impairment in the following order. First, we re-allocated goodwill to the new reporting units (West Operations and Northeast Operations). The allocation was based on the relative fair values of these health plans. Our measurement of fair values is based on a combination of the income approach based on a discounted cash flow methodology and the discounted total consideration expected to be received in connection with the sale of our Northeast business as set forth in the Stock Purchase Agreement. After we re-allocated the goodwill to the West and Northeast Operations, we then allocated the Northeast’s goodwill, based on relative fair values, to the businesses to be disposed of (the Acquired Companies) and the portion of the reporting unit that will be retained. The fair values and goodwill allocations reflected the consideration expected to be received in connection with the sale of our Northeast business, including the cash proceeds, contingent consideration for membership renewal, receivable for the remaining adjusted tangible net equity and the other deliverables which are part of the sales agreement (see Note 5). After the re-allocation of the goodwill, we performed a two-step impairment test in determining the existence of impairment and the amount of the impairment. In the first step, we compared the fair values to the related carrying values and concluded that the carrying value of the Northeast businesses to be sold was impaired; however, we determined that the carrying value of the Northeast retained business and the West Operations were not impaired. In the second step, we measured the amount by comparing the implied value of the Acquired Companies’ goodwill to the carrying amount of such goodwill. Based on the results of our Step 2 test, we concluded that the implied value of the goodwill allocated to the Acquired Companies was zero, which resulted in an impairment charge for the total carrying value of the allocated goodwill of $137 million.

After impairing the goodwill allocated to the assets held for sale, we compared the adjusted carrying value of that asset group to its estimated fair value less cost to sell. That measurement indicated that the assets held for sale were impaired by approximately $6 million. As of September 30, 2009, the adjusted carrying value of assets held for sale includes $46.2 million in other intangible assets. Upon classifying these intangibles to assets held for sale we ceased recording amortization expense for such intangible assets. The $6 million impairment charge resulting from measuring the assets held for sale at the lower of carrying value or fair value less cost to sell was applied to the carrying value of these intangibles. Our measurement of fair value was based on the fair value of the consideration to be received from the sale of the Acquired Companies. See Note 5 to our consolidated financial statements for information regarding the pending sale of our Northeast business.

The goodwill impairment and fair value estimates were performed using the best and most currently available information and will be updated, as necessary, for each subsequent reporting period.

We also evaluated the recoverability of other long-lived assets held and used in the retained portion of the Northeast Operations, including property and equipment. In the three months ended September 30, 2009, we impaired all property and equipment owned and used by the Northeast Operations totaling $27.6 million based on our fixed assets redeployment strategy and our impairment assessments.

We expect to complete a review of all of our other fixed assets once management has determined the strategic redeployment of these assets, which may result in additional impairments in the fourth quarter of 2009 at the conclusion of the process. We do not expect such additional impairment, if any, to be material based on current information.

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 are as follows (dollars in millions):

Year	Amount
2009	$10.3
2010	3.8
2011	3.5
2012	3.4
2013	3.4

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of September 30, 2009 and December 31, 2008, our restricted cash and cash equivalents balances totaled $4.5 million and $63.5 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $10.9 million and $55.3 million as of September 30, 2009 and December 31, 2008, respectively, and are included in current investments available-for-sale. Restricted cash and cash equivalents of $69.1 million and investments securities held by trustees or agencies of $38.6 million related to the Northeast Operations are included in assets held for sale as of September 30, 2009.

Interest Rate Swap Contracts

We are exposed to certain risks relating to our ongoing business operations. Some of those risks can be managed by using derivative instruments. We enter into interest rate swaps from time to time to help manage interest rate risk associated with our variable rate borrowings. On December 19, 2007, we entered into a five-year, $175 million amortizing financing facility with a non-U.S. lender (see Note 7 to our consolidated financial statements). In connection with the financing facility, we entered into an interest rate swap agreement (2007 Swap) under which we pay an amount equal to LIBOR times a notional principal amount and receive in return an amount equal to 4.294% times the same notional principal amount. The 2007 Swap does not qualify for hedge accounting. Accordingly, the 2007 Swap is reflected at fair value of $7.6 million in other current assets in our consolidated balance sheet with an offset included in net investment income in our consolidated statement of operations of $1.2 million and $0.9 million which reflect the interest and change in value during the three and nine months ended September 30, 2009, respectively.

On March 12, 2009, we entered into an interest rate swap agreement (2009 Swap) under which we pay an amount equal to 2.245% times a notional principal amount and in return we receive an amount equal to LIBOR times the same notional principal amount. The 2009 Swap is designed to reduce variability in our net income due to changes in variable interest rates. The 2009 Swap does not qualify for hedge accounting. Accordingly, the 2009 Swap is reflected at a fair value of $(1.6) million in other noncurrent liabilities in our consolidated balance sheet with an offset included in net investment income in our consolidated statement of operations of $(1.0) million and $(1.9) million which reflect the interest and change in value during the three and nine months ended September 30, 2009, respectively.

CMS Risk Factor Adjustments

We have an arrangement with CMS for certain of our Medicare products whereby periodic changes in our risk factor adjustment scores for certain diagnostic codes result in changes to our health plan services premium revenues. We recognize such changes when the amounts become determinable, supportable and collectibility is reasonably assured.

We recognized $23.8 million and $138.3 million of Medicare risk factor estimates in our health plan services premium revenues for the three and nine months ended September 30, 2009, respectively. Of these amounts, $2.1 million and $9.1 million for the three and nine months ended September 30, 2009, respectively, were for the 2008 and prior payment years. We also recognized $6.4 million and $38.8 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs for the three and nine months ended September 30, 2009, respectively. Of these amounts, $1.3 million and $4.8 million for the three and nine months ended September 30, 2009, respectively, were for the 2008 and prior payment years.

We recognized $20.2 million and $109.5 million of Medicare risk factor estimates in our health plan services premium revenues for the three and nine months ended September 30, 2008, respectively. These amounts were primarily for the 2008 payment year. We also recognized $4.4 million and $27.9 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs for the three and nine months ended September 30, 2008, respectively. These amounts were primarily for the 2008 payment year.

TRICARE Contract Target Costs

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs, which are negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable, and the collectibility is reasonably assured. As a result of changes in the estimate during the three and nine months ended September 30, 2009, we recognized increases in revenues of $8.7 million and $40.8 million, respectively, compared to increases in revenues of $48 million and $48 million in the three and nine months ended September 30, 2008, respectively. As a result of changes in the estimate during the three and nine months ended September 30, 2009, we recognized increases in costs of $8.7 million and $51.5 million, respectively, compared to increases in costs of $62 million and $61 million in the three and nine months ended September 30, 2008, respectively. The administrative price is paid on a monthly basis, one month in arrears and certain components of the administrative price are subject to volume-based adjustments.

Recently Issued Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-05. This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, for measuring liabilities at fair value. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value either using the quoted price of the identical liability when traded as an asset or another valuation technique that is consistent with the principles of Topic 820 such as the income approach or market approach. This Update is effective for the first reporting period, including interim periods, beginning after the issuance. We do not expect the adoption of FASB Accounting Standards Update No. 2009-05 to have a material effect on our consolidated financial statements.

In September 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-12. This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value and if this investment meets certain criteria. The amendments in this Update permit a reporting entity to measure the fair value of an investment that is within the scope on the basis of the net asset value per share of the investment if the net asset value of the investment is calculated in a manner consistent with the measurement principles of Topic 946, Financial Services-Investment Companies, as of the reporting entity’s measurement date. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update. This Update is effective for interim and annual periods ending after December 15, 2009. We do not expect the adoption of FASB Accounting Standards Update No. 2009-12 to have a material effect on our consolidated financial statements.

In June 2009, Financial Accounting Standards Board (FASB) issued SFAS No. 166, Accounting for Transfers of Financial Assets—Amendment of FAS No. 140, (SFAS No. 166). SFAS No. 166 has not yet been codified and in accordance with FASB Accounting Standards Codification (ASC) 105, Generally Accepted Accounting Principles, remains authoritative guidance until such time that it is integrated in the FASB ASC. This statement modifies the financial-components approach used in SFAS No. 140 and limits the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity and when the transferor has continuing involvement with the transferred financial asset. This statement requires that a transferor recognize and initially measure at fair value all assets and liabilities incurred as a result of transfer of financial assets accounted for as a sale. SFAS No. 166 is effective for financial statements issued for annual reporting periods beginning after November 15, 2009. We are currently assessing the impact of adopting SFAS No. 166 on our consolidated financial statements.

In June 2009, FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R), (SFAS No. 167). SFAS No. 167 has not yet been codified and in accordance with ASC 105, Generally Accepted Accounting Principles, remains authoritative guidance until such time that it is integrated in the FASB ASC. This statement amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (VIE). This statement amends FIN No. 46 (R) to eliminate the quantitative approach previously required. It also requires enhanced disclosures that will provide the users of financial statements with more transparent information about an enterprise’s involvement with a VIE. SFAS No. 167 is effective for financial statements issued for annual reporting periods beginning after November 15, 2009. We are currently assessing the impact of adopting SFAS No. 167 on our consolidated financial statements.

3.    SEGMENT INFORMATION

During the three months ended September 30, 2009, we reviewed our reportable segments following the execution of the Stock Purchase Agreement to sell our Northeast business as discussed in Note 5. As a result of our decision to enter into an agreement to sell the Northeast business and to provide administrative services post-closing, we will be operating the Northeast business in a manner that is different than the rest of our health plans. After the consummation of the sale of the Acquired Companies, under the terms of the administrative service arrangement, we will assist UnitedHealth in operating the Acquired Companies, including potentially winding-down and dissolving the entities. The rest of our health plans will be operated as continuing core health plans. Accordingly, the aggregation criteria that we had been applying to aggregate all of our health plan operating segments into a single reportable segment is no longer applicable. As a result of our review of the reportable segments, we have determined that they need to be expanded to West Operations, Northeast Operations, and Government Contracts (no change to this reportable segment). Our West Operations reportable segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries in Arizona, California and Oregon. Our Northeast Operations includes our commercial, Medicare and Medicaid health plans, and the operations of our HMOs in Connecticut, New York and New Jersey and our insurance company in New York. Prior to this change in our reportable segments, the West Operations and the Northeast Operations had been aggregated into a single reportable segment called Health Plan Services. Our Government Contracts reportable segment has not changed and continues to include government-sponsored managed care plans through the TRICARE program and other health care-related government contracts. Our Government Contracts segment administers one large, multi-year managed health care government contract and other health care-related government contracts.

We evaluate performance and allocate resources based on segment pretax income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements included in our Form 10-K, except that intersegment transactions are not eliminated. We include investment income, administrative services fees and other income and expenses associated with our corporate shared services and other costs in determining our health plan segment’s pretax income (loss) to reflect the fact that these revenues and expenses are primarily used to support our health plan segments.

Our segment information is as follows:

	West Operations	Northeast Operations	Government Contracts	Eliminations	Total
	(Dollars in millions)
Three Months Ended September 30, 2009
Revenues from external sources	$2,470.6	$696.3	$758.5	$—	$3,925.4
Intersegment revenues	21.6	0.1	—	(21.7)	—
Segment pretax income (loss)	59.4	(9.9)	42.2	—	91.7
Segment assets	3,852.6	848.6	192.7	—	4,893.9

Three Months Ended September 30, 2008
Revenues from external sources	$2,384.9	$687.8	$724.3	$—	$3,797.0
Intersegment revenues	25.6	1.2	—	(26.8)	—
Segment pretax (loss) income	(18.0)	7.6	36.5	—	26.1

Nine Months Ended September 30, 2009
Revenues from external sources	$7,426.8	$2,032.1	$2,349.9	$—	$11,808.8
Intersegment revenues	56.8	0.2	—	(57.0)	—
Segment pretax income (loss)	93.2	(31.2)	117.6	—	179.6
Segment assets	3,852.6	848.6	192.7	—	4,893.9

Nine Months Ended September 30, 2008
Revenues from external sources	$7,251.2	$2,058.7	$2,083.7	$—	$11,393.6
Intersegment revenues	83.8	3.3	—	(87.1)	—
Segment pretax (loss) income	(11.1)	4.3	100.0	—	93.2

The following table summarizes the operating results of our reportable segments for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Pretax income:
West Operations	$59.4	$(18.0)	$93.2	$(11.1)
Northeast Operations	(9.9)	7.6	(31.2)	4.3
Government Contracts segment	42.2	36.5	117.6	100.0

Total segment pretax income	91.7	26.1	179.6	93.2
Asset impairment on Northeast Operations	(170.6)	—	(170.6)	—

(Loss) income from operations before income taxes as reported	$(78.9)	$26.1	$9.0	$93.2

Our health plan services premium revenues by line of business is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Commercial premium revenue	$1,925.0	$1,951.5	$5,766.2	$5,873.8
Medicare premium revenue	920.2	859.2	2,800.7	2,651.3
Medicaid premium revenue	321.7	262.0	892.0	784.8

Total Health Plan Services premiums	$3,166.9	$3,072.7	$9,458.9	$9,309.9

4.    INVESTMENTS

We are required to evaluate whether we have the intent to sell any of our debt securities or more likely than not will be required to sell any such debt security before its anticipated recovery. Additional disclosures are required for interim and annual periods about securities in unrealized loss positions for which an other-than-temporary impairment has or has not been recognized.

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

After performing our impairment analysis, we noted that one of our prime residential mortgage-backed securities may suffer losses under certain stressed scenarios. As a result, we recognized an impairment related to the credit loss in the amount of $60,000 during the nine months ended September 30, 2009. This amount represents the difference between the present value of the Company’s best estimate of future cash flows using the latest performance indicators and the amortized cost basis. We did not recognize any other-than-temporary impairment for the three months ended September 30, 2009.

During the year ended December 31, 2008, we recognized a $14.6 million loss from other-than-temporary impairments of our cash equivalents and available-for-sale investments. Such other-than-temporary impairments primarily were as a result of investments in corporate debt from Lehman Brothers, money market funds from The Reserve Primary Institutional Fund (The Reserve) and preferred stock from Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). In September 2008, The Reserve announced its intention to liquidate its money market fund and froze all redemptions until an orderly liquidation process could be implemented. As a result, in the third quarter of 2008, we reclassified $372 million in estimated net asset value we had invested in The Reserve money market funds from cash equivalents to investments available-for-sale. As of December 31, 2008, we held $50.4 million in The Reserve Primary Institutional Fund and $69.2 million in The Reserve U.S. Government Fund. On January 16, 2009, The Reserve paid out in full the balance in the U.S. Government Fund. As of September 30, 2009, we held $21.7 million in the Primary Institutional Fund. Of this amount, $2.9 million is included in assets held for sale. On October 2, 2009, we received a distribution of $5.0 million.

We reclassified $11.4 million from current investments available-for-sale to investments available-for-sale-noncurrent because we do not intend to sell and we believe it may take longer than a year for such impaired securities to recover. In connection with the pending sale of our Northeast business, we have reclassified $359 million of investments available-for-sale to assets held for sale as of September 30, 2009 (see Note 5). The reclassification does not affect the marketability or the valuation of the investments, which are reflected at their market value as of September 30, 2009.

As of September 30, 2009, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments were as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$494.8	$6.3	$(2.3)	$498.8
U.S. government and agencies	81.4	0.1	(0.1)	81.4
Obligations of states and other political subdivisions	395.2	12.3	(0.5)	407.0
Corporate debt securities	311.3	11.2	(0.1)	322.4
Other securities	0.2	0.1	—	0.3

	$1,282.9	$30.0	$(3.0)	$1,309.9

September 30, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(Dollars in millions)
Noncurrent:
Asset-backed securities	$13.8	$—	$(2.4)	$11.4
U.S. government and agencies	—	—	—	—
Obligations of states and other political subdivisions	—	—	—	—
Corporate debt securities	—	—	—	—
Other securities	—	—	—	—

	$13.8	$—	$(2.4)	$11.4

As of December 31, 2008, the amortized cost, gross unrealized holding gains and losses, and fair value of our investments available-for-sale after giving effect to other-than-temporary impairments were as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Asset-backed securities	$527.4	$9.8	$(17.2)	$520.0
U.S. government and agencies	69.5	0.5	—	70.0
Obligations of states and other political subdivisions	577.9	7.3	(9.8)	575.4
Corporate debt securities	341.1	3.4	(5.8)	338.7
Other securities	0.4	0.2	—	0.6

	$1,516.3	$21.2	$(32.8)	$1,504.7

As of September 30, 2009, the contractual maturities of our current investments available-for-sale were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Due in one year or less	$55.1	$55.5
Due after one year through five years	242.4	248.2
Due after five years through ten years	261.7	271.3
Due after ten years	228.7	235.8
Asset-backed securities	494.8	498.8
Other securities	0.2	0.3

Total available-for-sale	$1,282.9	$1,309.9

As of September 30, 2009, the contractual maturities of our investments available-for-sale—noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
(Dollars in millions)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
Asset-backed securities	13.8	11.4
Other securities	—	—

Total available-for-sale	$13.8	$11.4

Proceeds from sales of investments available-for-sale during the three and nine months ended September 30, 2009 were $465.7 million and $1,105.0 million, respectively. Gross realized gains and losses totaled $12.4 million and $73,000, respectively, for the three months ended September 30, 2009, and $30.7 million and $3.0 million, respectively, for the nine months ended September 30, 2009. Included in the gross realized losses for the three and nine months ended September 30, 2009, is an other-than-temporary impairment of $0 and $60,000, respectively. Proceeds from sales of investments available-for-sale during the three and nine months ended September 30, 2008 were $154.4 million and $705.2 million, respectively. Gross realized gains and losses of $3.0 million and $11.2 million, respectively for the three months ended September 30, 2008, and $8.6 million and $12.8 million, respectively, for the nine months ended September 30, 2008.

The following table shows our current investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through September 30, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$76.0	$(0.2)	$28.8	$(2.1)	$104.8	$(2.3)
U.S. government and agencies	24.8	(0.1)	—	—	24.8	(0.1)
Obligation of states and other political subdivisions	8.5	—	12.8	(0.5)	21.3	(0.5)
Corporate debt securities	50.6	(0.1)	7.1	—	57.7	(0.1)
Other securities	—	—	—	—	—	—

	$159.9	$(0.4)	$48.7	$(2.6)	$208.6	$(3.0)

The following table shows our noncurrent investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through September 30, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in millions)
Asset-backed securities	$0.7	$(0.2)	$10.7	$(2.2)	$11.4	$(2.4)
U.S. government and agencies	—	—	—	—	—	—
Obligation of states and other political subdivisions	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—
Other securities	—	—	—	—	—	—

	$0.7	$(0.2)	$10.7	$(2.2)	$11.4	$(2.4)

The following table shows the number of our individual securities-current that have been in a continuous loss position at September 30, 2009:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	9	8	17
U.S. government and agencies	2	—	2
Obligation of states and other political subdivisions	4	7	11
Corporate debt securities	7	3	10
Other securities	—	—	—

	22	18	40

The following table shows the number of our individual securities-noncurrent that have been in a continuous loss position at September 30, 2009:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	2	2	4
U.S. government and agencies	—	—	—
Obligation of states and other political subdivisions	—	—	—
Corporate debt securities	—	—	—
Other securities	—	—	—

	2	2	4

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

In connection with the pending sale of our Northeast business, we have reclassified $359.1 million of fair value for investments available-for-sale to assets held for sale as of September 30, 2009. These investment securities had amortized cost of $354.2 million as of September 30, 2009. As of September 30, 2009, the contractual maturities of our investments available-for-sale included in assets held for sale were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Due in one year or less	$29.3	$29.8
Due after one year through five years	80.7	82.5
Due after five years through ten years	54.6	56.0
Due after ten years	37.5	39.0
Asset-backed securities	152.1	151.8
Other securities	—	—

Total available-for-sale	$354.2	$359.1

The following table shows our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position included in assets held for sale through September 30, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$9.3	$(0.1)	$16.3	$(1.5)	$25.6	$(1.6)
U.S. government and agencies	4.9	(0.1)	—	—	4.9	(0.1)
Obligation of states and other political subdivisions	—	—	1.3	—	1.3	—
Corporate debt securities	—	—	2.0	—	2.0	—
Other securities	—	—	—	—	—	—

	$14.2	$(0.2)	$19.6	$(1.5)	$33.8	$(1.7)

The following table shows the number of our individual securities, included in assets held for sale, that have been in a continuous loss position at September 30, 2009:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	4	13	17
U.S. government and agencies	1	—	1
Obligation of states and other political subdivisions	—	2	2
Corporate debt securities	—	2	2
Other securities	—	—	—

	5	17	22

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

5.    ASSETS HELD FOR SALE AND TRICARE CONTRACT

Pending Sale of Northeast Business

On July 20, 2009, Health Net, Inc. entered into a Stock Purchase Agreement to sell to UnitedHealth all of the outstanding shares of capital stock of the Acquired Companies. At the closing of the transaction, affiliates of UnitedHealth also will acquire membership renewal rights for the Health Net Life Insurance Company health care business in the states of Connecticut and New Jersey. At the closing, we will receive up to $350 million, consisting of a $60 million minimum payment for the commercial membership of the acquired business and the Medicare and Medicaid businesses of the Acquired Companies and up to an additional $290 million representing a portion of the adjusted tangible net equity of the Acquired Companies at closing. Under the Stock Purchase Agreement, we will also receive one-half of the remaining amount of the adjusted tangible net equity at closing on the first anniversary of closing and the other half on the second anniversary, subject to certain adjustments. After closing, UnitedHealth will pay Health Net additional consideration on a per member basis as our Northeast commercial members and/or Medicare and/or Medicaid businesses transition to other UnitedHealth products to the extent such amounts exceed the initial minimum payment of $60 million. Our subsidiary, Health Net of the Northeast, Inc. (HNNE) will continue to serve the members of the Acquired Companies under administrative services agreements with UnitedHealth or its affiliates following the close of the transaction until all members are either transitioned to UnitedHealth or non-renewed. We expect the administrative services agreements to be in effect for up to two years following the closing of the transaction. The sale is subject to regulatory approvals and is currently expected to close by December 31, 2009 or early 2010.

As discussed in Notes 2 and 3 above, as of September 30, 2009 we have classified $849 million in assets and $356 million in liabilities of the Acquired Companies as assets and liabilities held for sale, respectively. The following table presents the major classes of assets and liabilities included in these amounts:

As of September 30, 2009
(Amounts in millions)
Cash and cash equivalents	$238
Investments—available for sale (see Note 4)	359
Premiums receivable, net	43
Other current assets	70
Other intangible assets (see Note 2)	46
Other noncurrent assets	93

Assets held for sale	$849

Reserves for claims and other settlements	$243
Unearned premiums	45
Accounts payable and other liabilities	61
Other noncurrent liabilities	7

Liabilities held for sale	$356

Even though we have classified the assets and liabilities of the Acquired Companies as held for sale, we have not classified the operating results of the Northeast business as discontinued operations due to significant continuing involvement created by our obligation to provide and be financially impacted by our performance under the administrative services agreements, as well as our financial incentive based on members renewing with UnitedHealth Group.

In connection with the pending sale, we have assessed the recoverability of goodwill and our long-lived assets, including other intangible assets, property and equipment and other long-term assets related to our Northeast Operations reporting unit. We also classified the Acquired Companies’ assets and liabilities as held for sale; therefore, we are required to measure these assets and liabilities at the lower of carrying value or fair value less cost to sell. As a result, in the three months ended September 30, 2009, we recorded $170.6 million in total asset impairments, including goodwill impairment of $137.0 million, impairments of other intangible assets of $6.0 million and property and equipment of $27.6 million. See Note 2 for more information regarding these impairments.

Also, due to the likelihood that we will close the Northeast transaction within the next year, we adjusted the carrying value of our investment in these entities pursuant to our tax accounting policy, to reflect additional cost basis in these assets for tax reporting purposes relative to the amounts for financial reporting. The adjustment was an increase to deferred tax asset of $34.2 million.

The Northeast Operations had approximately $696.3 million and $2,032.1 million of premium revenues in the three and nine months ended September 30, 2009, respectively, which represent 22% and 21% of our health plan services premiums for the three and nine months ended September 30, 2009, respectively. The Northeast Operations had approximately $687.8 million and $2,058.7 million of premium revenues in the three and nine months ended September 30, 2008, respectively, which represent 22% and 22% of our health plan services premiums for the three and nine months ended September 30, 2008, respectively. The Northeast Operations had a combined pre-tax loss of $9.9 million and $31.2 million for the three and nine months ended September 30, 2009, respectively, and a combined pre-tax income of $7.6 million and $4.3 million for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009 and 2008, we had approximately 580,000 and 575,000 total health plan members, respectively, in the Northeast Operations.

We are continuing to evaluate the impact of the pending sale on our 2009 financial results, including potential loss on sale of the Northeast business, severance costs, other transaction-related costs and operating costs that will be incurred during the transition period following the close of the transaction. Upon closing of the transaction and based on our current assessment of the consolidation rules, we expect to deconsolidate the Acquired Companies and record a loss on sale. Our current best estimate of such loss is approximately $100 million, but this estimate is subject to change.

TRICARE Contract

Health care operations under our TRICARE North contract are scheduled to conclude on March 31, 2010. The TRICARE program in the North Region is part of our Government Contracts segment. We submitted our final proposal to the Department of Defense (DoD) for the third generation of TRICARE Managed Care Support contracts (referred to as “T3”) on January 2, 2009, and on July 13, 2009 we were notified by DoD that we were not selected to be the Managed Care Support Contractor under the T3 contract for the North Region. On July 20, 2009 we filed a protest with the Government Accountability Office (GAO) in connection with the T3 award decision citing a Procurement Integrity Act violation by DoD in releasing Health Net’s initial proposed price to the public, including through its website. On July 23, 2009, DoD conducted a debriefing of the proposal evaluation and the basis for the award decision. On July 28, 2009, we filed a second protest with the GAO in connection with the T3 award decision, citing flaws in the proposal evaluation and award decision and other grounds for protest. On October 13, 2009, the GAO rendered a decision denying our July 20, 2009 protest and on November 4, 2009, the GAO rendered a decision upholding our July 28, 2009 protest. The rationale for the GAO decisions will not be known until a redacted public version of each decision is produced and released by the GAO.

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

DoD has notified us that they intend to exercise option period 7 (OP 7) under our current contract for the North Region. OP 7 would be a six-month period to provide health care services from April 1, 2010 to September 30, 2010. The option has been incorporated into the contract with mutually agreed administrative prices and the health care target cost for OP 7 is currently being negotiated.

For the nine months ended September 30, 2009, Government Contract revenues, consisting primarily of revenues from our TRICARE North contract, were $2.3 billion, or 20% of our total revenues. We are currently evaluating the impact of the TRICARE developments on our operations, including potential asset impairment and exit costs, as well as potential strategic alternatives relating to this business such as possible asset sales. See Note 10 for subsequent event development on our protest.

6.    STOCK REPURCHASE PROGRAM

We have a $700 million stock repurchase program authorized by our Board of Directors. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from employee stock options. The remaining authorization under our stock repurchase program as of September 30, 2009 was $103.3 million. As of September 30, 2009, we had repurchased a cumulative aggregate of 36,623,347 shares of our common stock under our stock repurchase program at an average price of $34.40 per share for aggregate consideration of $1,259.8 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options). We used net free cash available to fund the share repurchases.

On November 4, 2008, we announced that our stock repurchase program was on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, was undertaking a review of the Company’s strategic direction. We did not repurchase shares during the three and nine months ended September 30, 2009. On July 20, 2009, we announced the completion of our strategic review, which included entering into a Stock Purchase Agreement with UnitedHealth for the sale of our Northeast business. For a detailed description of the pending sale of our Northeast business, see Note 5 to our consolidated financial statements. At this time, Health Net’s Board of Directors has made no determination with regard to the future of the Company’s stock repurchase program.

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

In conjunction with this financing arrangement, we formed certain entities for the purpose of facilitating this financing. We act as managing general partner of these entities. As of September 30, 2009, our net investment in these entities totaled $1.2 billion. The entities’ net obligations are not required to be collateralized. In connection with the financing facility, we guaranteed the payment of the semi-annual distributions and any other amounts payable by one of our subsidiaries to the financing facility participants under certain circumstances. The creditors of the entities have no recourse to our general credit, and the assets of the entities are not available to satisfy any obligations to our general creditors. We consolidated these entities, since they are variable interest entities and we are their primary beneficiary.

The financing facility includes limitations (subject to specified exclusions) on certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability of our subsidiaries to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of the business we and our subsidiaries conducted on the closing date of the financing facility. In addition, the financing facility also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the financing facility. As of September 30, 2009, we were in compliance with all of the covenants under the financing facility.

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

As of September 30, 2009, our entire $119.9 million amortizing financing facility payable was classified as a current liability on our consolidated balance sheet. As of December 31, 2008, our amortizing financing facility payables were classified as current and noncurrent liabilities in the amount of $27.3 million and $104.0 million, respectively.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and

Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of September 30, 2009, no default or event of default had occurred under the indenture governing the Senior Notes.

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

Our Senior Notes payable balances were $398.4 million and $398.3 million as of September 30, 2009 and December 31, 2008, respectively.

Revolving Credit Facility

On June 25, 2007, we entered into a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. We entered into an amendment to the credit facility on April 29, 2008, which was administrative in nature. As of September 30, 2009, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $478.7 million (see “—Letters of Credit” below).

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

Letters of Credit

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of September 30, 2009 and December 31, 2008, we had outstanding letters of credit for $321.3 million and $322.9 million, respectively, resulting in the maximum amount available for borrowing under the revolving credit facility of $478.7 million and $427.1 million, respectively. As of September 30, 2009 and December 31, 2008, no amounts have been drawn on any of these letters of credit.

8.    FAIR VALUE MEASUREMENTS

We record assets and liabilities at fair value in the consolidated balance sheets and categorize them based upon the level of judgment associated with the inputs used to measure their fair value and the level of market price observability. We also estimate fair value when the volume and level of activity for the asset or liability have significantly decreased or in those circumstances that indicate when a transaction is not orderly.

Investments measured and reported at fair value using Level inputs, as defined in the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, are classified and disclosed in one of the following categories:

Level 1—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include U.S. treasury securities and listed equities. As required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis at September 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
Assets:
Investments—available-for-sale
Asset-backed securities	$—	$498.8	$11.4	$—	$510.2
U.S. government and agencies	26.8	54.6	—	—	81.4
Obligations of states and other political subdivisions	—	397.0	—	10.0	407.0
Corporate debt securities	—	322.4	—	—	322.4
Other securities	0.3	—	—	—	0.3

	$27.1	$1,272.8	$11.4	$10.0	$1,321.3

Interest rate swap asset	—	7.6	—	—	7.6

Total assets at fair value	$27.1	$1,280.4	$11.4	$10.0	$1,328.9

The following table presents information about our assets held for sale measured at fair value on a recurring basis at September 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Investments—available-for-sale
Asset-backed securities	$—	$151.8	$—	$151.8
U.S. government and agencies	37.1	3.0	—	40.1
Obligations of states and other political subdivisions	—	116.0	—	116.0
Corporate debt securities	—	51.2	—	51.2
Other securities	—	—	—	—

Total assets at fair value	$37.1	$322.0	$—	$359.1

The changes in the balances of Level 3 financial assets for the three and nine months ended September 30, 2009 were as follows (dollars in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2009
Beginning balance	$10.2	$10.2
Total gains and losses
Realized in net income	—	—
Unrealized in accumulated other comprehensive income	—	—
Purchases, sales, issuances and settlements	(0.2)	(0.2)
Transfers into Level 3	—	—

Ending balance	$10.0	$10.0

Change in unrealized gains (losses) included in net income related to assets still held	$—	$—

During the three and nine months ended September 30, 2009, certain auction rate securities experienced “failed” auctions. As a result, these securities’ fair values were determined to be equal to their par values due to the short time periods between coupon resets and the issuers’ credit worthiness.

As disclosed in Note 2 and Note 5 above, we have classified as held for sale certain assets and liabilities of our Northeast Operations reporting unit, which are carried at the lower of carrying value or fair value. The following table presents information about our assets and liabilities classified as held for sale as of September 30, 2009 and the hierarchy of the valuation techniques utilized by us to determine such fair values (dollar in millions):

	Level 1	Level 2	Level 3	Total	Total Losses
Cash and cash equivalents	$238.3			$238.3
Investments—Available for Sale		$359.1		359.1
Premiums receivable, net		42.9		42.9
Other current assets		69.1		69.1
Other intangible assets			$46.2	46.2	$6.0
Goodwill					137.0
Other noncurrent assets		93.0		93.0

Total assets held for sale	$238.3	$564.1	$46.2	$848.6	$143.0

Reserves for claims and other settlements			$243.2	$243.2
Unearned Premiums		44.6		44.6
Accounts payable and other liabilities		61.3		61.3
Other noncurrent liabilities		6.4		6.4

Total liabilities held for sale		$112.3	$243.2	$355.5

The $137.0 million of goodwill allocated to the portion of our Northeast Operations reporting unit that we expect to sell was written down to its implied fair value of zero and the charge was included in earnings for the period. The implied fair value was determined based upon our estimate of the fair value of the consideration to be received from the sale of the Acquired Companies. As disclosed in Note 5, the consideration includes cash payments for the Acquired Companies’ adjusted tangible net equity, a minimum payment for membership renewals, and additional contingent consideration payments for renewals that exceed the minimum initial renewal payment. This consideration is expected to be received over a two year period from the date of close. We used the discounted cash flow method to determine the fair value of these expected cash flows. The most significant assumptions used were the discount rate of 16% and the expected membership renewal rates of 70% to 84%. The discount rate was based on the required rates of return for a market participant involving an unsecured general payment obligation and reflects general credit risk and the fact that the payment obligation is senior to an equity claim but subordinate to any senior debt. The renewal rates were based on our own historical experience with new members that are similar to the members in the Northeast Operations and other transactions with similar terms. The renewal rates also incorporate experience with other similar transactions observed from other market participant transactions as well as the general decrease in persistency from the passage of time.

The fair value of the Other intangible assets was also based on the fair value of the consideration to be received from the sale of the Acquired Companies. The other assets and liabilities classified as held for sale are recorded at their respective carrying values as the carrying values approximate fair value.

From time to time and on a nonrecurring basis, we are also required to measure and record certain other assets and liabilities at fair value. We assessed the recoverability of certain long-lived assets held and used, including all the long-lived assets held and used in the Northeast Operations reporting unit. We used an undiscounted cash flow approach to determine whether the long-lived assets were impaired. Our initial assessment concluded that certain long-lived assets were impaired. In all cases, we concluded that there was no market for these long-lived assets. We also concluded that we would not recover these assets through our operations and that we had no alternative plans for these long-lived assets. The carrying amount of these long- lived assets was $27.6 million. We impaired these assets to zero value and recorded a charge of $27.6 million in the earnings for three and nine months ended September 30, 2009.

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

10.    SUBSEQUENT EVENT

Health Net Federal Services, LLC (HNFS), the Government Contract segment of Health Net, filed a protest with the Government Accountability Office (GAO) in connection with the award of the third generation TRICARE program contract for the North Region to Aetna Government Health Plans. On November 4, 2009, HNFS learned that the GAO has upheld its protest. Health Net anticipates the GAO will publicly release additional information regarding its protest decision, including the grounds for the decision and the remedy recommended by the GAO to the Department of Defense (DoD). At this time, Health Net is not able to determine what actions the DoD will take in response to recommendations by the GAO, nor can it determine whether or not the protest decision by the GAO will have any effect upon the ultimate outcome of the contract award.

We evaluated subsequent events through November 9, 2009, which represents the date the consolidated financial statements were available to be issued.

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

Any or all forward-looking statements in this Form 10-Q and in any other public filings or statements we make may turn out to be incorrect. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many of the factors discussed in our filings with the SEC may impact future results. These factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors or other communications by us or our representatives. You should not place undue reliance on any forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date thereof. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that arise after the date of this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, together with the consolidated financial statements included elsewhere in this report, should be read in their entirety since they contain detailed information that is important to understanding Health Net, Inc. and its subsidiaries’ results of operations and financial condition.

OVERVIEW

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.6 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, MHN, provides behavioral health, substance abuse and employee assistance programs to approximately 6.5 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

Summary of Key Financial Results

In the third quarter of 2009, we recorded a $170.6 million pretax asset impairment charge as a result of us entering into a Stock Purchase Agreement with UnitedHealth to sell our Northeast business. See Note 5 to our consolidated financial statements for more information regarding the pending sale of the Northeast business. As a result of recognizing this charge, we had net losses of $(66.0) million and $(3.8) million for the three and nine months ended September 30, 2009, respectively, compared to net income of $18.5 million and $59.5 million for the same periods in 2008, respectively. Loss per share was $(0.64) for the three months ended September 30, 2009 compared with $0.17 earnings per each basic and diluted share for the same period in 2008. Loss per share was $(0.04) for the nine months ended September 30, 2009 compared with $0.55 earnings per each basic and diluted share for the same period in 2008. Our pretax margin was negative (2.0)% for the three months ended September 30, 2009, compared with 0.7% for the same period in 2008, and was 0.1% for the nine months ended September 30, 2009 compared with 0.8% for the same period in 2008. Our operating results for the three and nine months ended September 30, 2009 included $18.9 million and $81.3 million, respectively, in pretax charges related to our operations strategy and reductions from litigation reserve true-ups. Our operating results for the three and nine months ended September 30, 2008 included $32 million and $127 million, respectively, of pretax charges related to realized losses from other-than-temporary impairment of investment securities and money market fund, operations strategy, and regulatory-related matters. Also included in the operating results for the three and nine months ended September 30, 2008 was $108 million and $202 million, respectively, of unfavorable prior period reserve development and higher than expected health care costs.

Our total health plan enrollment decreased to 3,598,000 members at September 30, 2009 from 3,742,000 members at September 30, 2008, primarily due to an 8% decrease in our commercial health plans membership (mainly from large groups) and a 13% decrease in our Medicare Part D membership, partially offset by an increase of 14% in our Medicaid membership. Our TRICARE membership increased to 3,040,000 beneficiaries at September 30, 2009 from 2,951,000 beneficiaries at September 30, 2008.

Total revenues increased by $149.8 million, or 4%, for the three months ended September 30, 2009 and by $418.0 million, or 4%, for the nine months ended September 30, 2009 as compared to the same periods in 2008. Health plan services premium revenues increased by 3% for the three months ended September 30, 2009 and by 2% for the nine months ended September 30, 2009 as compared to the same periods in 2008. The health plan services medical care ratio (MCR) was 86.4% for each of the three and nine months ended September 30, 2009 compared to 87.5% and 87.4% for the three and nine months ended September 30, 2008, respectively. Our Government contracts revenues increased 5% and 13% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.

Our cash flows provided by operations increased to $94.4 million for the nine months ended September 30, 2009 from $(105.4) million used in operations for the same period in 2008 primarily due to the $175 million settlement payment made in connection with the McCoy, Wachtel and Scharfman lawsuits in the nine months ended September 31, 2008 and reduced payments for operations strategy and litigation matters in the nine months ended September 30, 2009.

How We Report Our Results

Due to the pending sale of our Northeast business to UnitedHealth Group (see “—Recent Developments” below), we have expanded our reportable segments in the third quarter ended September 30, 2009. We currently operate within three reportable segments, West Operations, Northeast Operations and Government Contracts, each of which is described below. Prior to the third quarter ended September 30, 2009, we operated within two reportable segments, Health Plan Services and Government Contracts.

Our West Operations reportable segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries in Arizona, California and Oregon. We have approximately 2.5 million medical members (excluding Medicare Part D members) in our West Operations segment.

Our Northeast Operations reportable segment includes our commercial, Medicare and Medicaid health plans, the operations of our HMOs in Connecticut, New York and New Jersey and our NY Insurance Company. We have approximately 0.6 million members in our Northeast Operations segment.

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

We measure our segment profitability based on MCR and pretax income. The MCR is calculated as health plan services expense (excluding depreciation and amortization) divided by health plan services premiums. The pretax income is calculated as health plan services premiums and administrative services fees and other income less health plan services expense and G&A and other net expenses. See “—Results of Operations—Table of Summary Financial Information” for a calculation of our MCR and “—Results of Operations—Health Plan Services Segment Results” for a calculation of our pretax income.

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

G&A expenses include those costs related to employees and benefits, consulting and professional fees, marketing, premium taxes and assessments, occupancy costs, and litigation and regulatory-related costs. Such costs are driven by membership levels, introduction of new products, system consolidations, outsourcing associated with corporate shared services and other costs to reflect the fact that such expenses are incurred primarily to support the health plan segments. Selling expenses consist of external broker commission expenses and generally vary with premium volume.

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

Recent Developments

Pending Sale of Northeast Business

On July 20, 2009, Health Net, Inc. entered into a Stock Purchase Agreement to sell to UnitedHealth all of the outstanding shares of capital stock of our New York, New Jersey, Connecticut and Bermuda HMO and insurance subsidiaries, which conduct the Company’s Northeast business (the “Acquired Companies”). At the closing of the transaction, affiliates of UnitedHealth also will acquire membership renewal rights for the Health Net Life Insurance Company health care business in the states of Connecticut and New Jersey. At the closing, we will receive up to $350 million, consisting of a $60 million minimum payment for the commercial membership of the acquired business and the Medicare and Medicaid businesses of the Acquired Companies and up to an additional $290 million representing a portion of the adjusted tangible net equity of the Acquired Companies at closing. Under the Stock Purchase Agreement, we will also receive one-half of the remaining amount of the adjusted tangible net equity at closing on the first anniversary of closing and the other half on the second anniversary, subject to certain adjustments. After closing, UnitedHealth could pay Health Net additional consideration on a per member basis as our Northeast commercial members and/or Medicare and/or Medicaid businesses transition to other UnitedHealth products to the extent such amounts exceed the initial minimum payment of $60 million. Our subsidiary, Health Net of the Northeast, Inc. (HNNE) will continue to serve the members of the Acquired Companies under administrative services agreements with UnitedHealth or its affiliates following the close of the transaction until all members are either transitioned to UnitedHealth or non-renewed. We expect the administrative services agreements to be in effect for up to two years following the closing of the transaction. The sale is subject to regulatory approvals and is currently expected to close by December 31, 2009 or early 2010. As of September 30, 2009 we have classified $849 million in assets and $356 million in liabilities of the Acquired Companies as assets and liabilities held for sale, respectively. See Note 5 to our consolidated financial statements for more information.

In connection with the pending sale, we have assessed the recoverability of goodwill and our long-lived assets, including other intangible assets, property and equipment and other long-term assets related to our Northeast Operations reporting unit. We also classified the Acquired Companies’ assets and liabilities as held for sale; therefore, we are required to measure these assets and liabilities at the lower of carrying value or fair value less cost to sell. As a result in the three months ended September 30, 2009, we recorded $170.6 million in total asset impairments, including goodwill impairment of $137.0 million, impairments of other intangible assets of $6.0 million and property and equipment of $27.6 million. See Note 2 for more information regarding these impairments and Note 3 for discussion on the impact of this transaction on the segment information.

The Northeast Operations had approximately $696.3 million and $2,032.1 million of premium revenues in the three and nine months ended September 30, 2009, respectively, which represent 22% and 21% of our health plan services premiums for the three and nine months ended September 30, 2009, respectively. The Northeast Operations had approximately $687.8 million and $2,058.7 million of premium revenues in the three and nine months ended September 30, 2008, respectively, which represent 22% and 22% of our health plan services premiums for the three and nine months ended September 30, 2008, respectively. The Northeast Operations had a combined pre-tax loss of $9.9 million and $31.2 million for the three and nine months ended September 30, 2009, respectively, and a combined pre-tax income of $7.6 million and $4.3 million for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009 and 2008, we had approximately 580,000 and 575,000 total health plan members, respectively, in the Acquired Companies. We are continuing to evaluate the impact of the pending sale on our 2009 financial results, including potential loss on sale of the Northeast business, severance costs, other transaction-related costs and operating costs that will be incurred during the transition period following the close of the transaction. Upon closing of the transaction and based on our current assessment of the consolidation rules, we expect to deconsolidate the Acquired Companies and record a loss on sale. Our current best estimate of such loss is approximately $100 million, but this estimate is subject to change.

TRICARE Contract

Health care operations under our TRICARE North contract are scheduled to conclude on March 31, 2010. The TRICARE program in the North Region is part of our Government Contracts segment. We submitted our final proposal to the Department of Defense for the third generation of TRICARE Managed Care Support contracts (referred to as “T3”) on January 2, 2009, and on July 13, 2009 we were notified by DoD that we were not selected to be the Managed Care Support Contractor under the T3 contract for the North Region. On July 20, 2009 we filed a protest with the Government Accountability Office (GAO) in connection with the T3 award decision citing a Procurement Integrity Act violation by DoD in releasing Health Net’s initial proposed price to the public, including through its website. On July 23, 2009, DoD conducted a debriefing of the proposal evaluation and the basis for the award decision. On July 28, 2009, we filed a second protest with the GAO in connection with the T3 award decision, citing flaws in the proposal evaluation and award decision and other grounds for protest. On October 13, 2009, the GAO rendered a decision denying our July 20, 2009 protest and on November 4, 2009, the GAO rendered a decision upholding our July 28, 2009 protest. The rationale for the GAO decisions will not be known until a redacted public version of each decision is produced and released by the GAO. Health Net anticipates the GAO will publicly release additional information regarding its protest decision, including the grounds for the decision and the remedy recommended by the GAO to the Department of Defense. At this time, Health Net is not able to determine what actions the DoD will take in response to recommendations by the GAO, nor can it determine whether or not the protest decision by the GAO will have any effect upon the ultimate outcome of the contract award.

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

DoD has notified us that they intend to exercise option period 7 (OP 7) under our current contract for the North Region. OP 7 would be a six-month period to provide health care services from April 1, 2010 to September 30, 2010. The option has been incorporated into the contract with negotiated administrative prices and the health care target cost for OP 7 is being negotiated.

For the nine months ended September 30, 2009, Government Contract revenues, consisting primarily of revenues from our TRICARE North contract, were $2.3 billion, or 20% of our total revenues. We are currently evaluating the impact of the TRICARE developments on our operations, including potential asset impairment and exit costs, as well as potential strategic alternatives relating to this business such as possible asset sales.

RESULTS OF OPERATIONS

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share and PMPM data)
REVENUES
Health plan services premiums	$3,166,877	$3,072,717	$9,458,911	$9,309,873
Government contracts	758,507	724,323	2,349,934	2,083,657
Net investment income	27,691	10,204	72,444	66,506
Administrative services fees and other income	15,578	11,607	33,857	37,071

Total revenues	3,968,653	3,818,851	11,915,146	11,497,107

EXPENSES
Health plan services (excluding depreciation and amortization)	2,734,984	2,689,790	8,174,802	8,133,259
Government contracts	716,323	687,848	2,232,369	1,983,680
General and administrative	319,451	294,178	1,006,549	943,931
Selling	83,275	93,232	246,044	268,067
Depreciation	11,763	12,352	35,205	28,238
Amortization	926	4,903	9,232	14,369
Interest	10,264	10,413	31,349	32,386
Asset impairment on Northeast Operations	170,570	—	170,570	—

Total expenses	4,047,556	3,792,716	11,906,120	11,403,930

(Loss) Income from operations before income taxes	(78,903)	26,135	9,026	93,177
Income tax (benefit) provision	(12,881)	7,665	12,873	33,709

Net (loss) income	$(66,022)	$18,470	$(3,847)	$59,468

Net (loss) income per share:
Basic	$(0.64)	$0.17	$(0.04)	$0.55
Diluted	$(0.64)	$0.17	$(0.04)	$0.55
Pretax margin	(2.0)%	0.7%	0.1%	0.8%
Health plan services medical care ratio (MCR) (a)	86.4%	87.5%	86.4%	87.4%
Government contracts cost ratio (b)	94.4%	95.0%	95.0%	95.2%
G&A expense ratio (c)	10.0%	9.5%	10.6%	10.1%
Selling costs ratio (d)	2.6%	3.0%	2.6%	2.9%
Health plan services premiums per member per month (PMPM) (e)	$296.16	$276.29	$295.73	$277.24
Health plan services costs PMPM (e)	$255.77	$241.86	$255.58	$242.20

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(b)	Government contracts cost ratio is calculated as government contracts cost divided by government contracts revenue.
(c)	The G&A expense ratio is computed as G&A expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(d)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.
(e)	PMPM is calculated based on total at-risk member months and excludes ASO member months.

Consolidated Segment Results

The following table summarizes the operating results of our reportable segments for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Pretax income:
West Operations	$59.4	$(18.0)	$93.2	$(11.1)
Northeast Operations	(9.9)	7.6	(31.2)	4.3
Government Contracts segment	42.2	36.5	117.6	100.0

Total segment pretax income	91.7	26.1	179.6	93.2
Asset impairment on Northeast Operations	(170.6)	—	(170.6)	—

(Loss) income from operations before income taxes as reported	$(78.9)	$26.1	$9.0	$93.2

Health Plan Membership

The following table below summarizes our health plan membership information by program and by state at September 30, 2009 and 2008:

	Commercial		ASO		Medicare		Medicaid		Health Plan Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Membership in thousands)
Arizona	97	130	—	—	65	67	—	—	162	197
California	1,253	1,385	5	5	136	131	841	742	2,235	2,263
Connecticut	115	143	25	25	53	57	—	—	193	225
New Jersey	79	75	3	4	—	—	53	46	135	125
New York	243	208	7	11	2	6	—	—	252	225
Oregon	125	137	—	—	24	22	—	—	149	159
Other states	—	—	—	—	6	10	—	—	6	10

	1,912	2,078	40	45	286	293	894	788	3,132	3,204
Medicare Part D	—	—	—	—	466	538	—	—	466	538

Total	1,912	2,078	40	45	752	831	894	788	3,598	3,742

Our total health plan membership decreased by 144,000, or 4%, from September 30, 2008 to September 30, 2009. The decrease in membership was driven by a decline of 166,000 commercial members, 72,000 Medicare Part D members, 7,000 Medicare Advantage members and 5,000 ASO members, partially offset by the addition of 106,000 Medicaid members.

Membership in our commercial health plans decreased by 166,000 members, or 8%, at September 30, 2009 compared to September 30, 2008. This decrease was primarily attributable to our California plan, which experienced a decline of 132,000 commercial members, our Arizona plan, which experienced a loss of 33,000 commercial members and our Oregon plan, which experienced a decline of 12,000 commercial members. This decline was offset by our Northeast plans, which experienced an increase of 11,000 commercial members. Our ASO enrollment declined by 5,000 members, or 11%, at September 30, 2009 compared to September 30, 2008 due to membership losses in our Northeast plans. Declines in our commercial membership are driven by the current economic environment.

Membership in our Medicare Advantage program decreased by 7,000 members, or 2%, at September 30, 2009 compared to September 30, 2008 due to a decline in membership in the Northeast plans of 8,000 members and in other states of 4,000 members, partially offset by an increase of 5,000 members in the California plan. Our Medicare Part D membership decreased by 72,000 members, or 13%, at September 30, 2009 compared to September 30, 2008 due to our conservative bidding. Declines in our Medicare Advantage membership primarily resulted from our rates being higher than the low income subsidy benchmark and our loss of auto enrollees.

We participate in state Medicaid programs in California and New Jersey. California membership, where the program is known as Medi-Cal, represented 94% of our Medicaid membership at September 30, 2009. Membership in our Medicaid programs increased by 106,000 members at September 30, 2009 compared to September 30, 2008 due to a gain of 99,000 members in California primarily as a result of higher enrollment in Fresno, Los Angeles, Orange and San Diego counties and in the Healthy Families program, and a gain of 7,000 members in New Jersey.

Health Plan Services Results

The following table summarizes the operating results for our health plan services (which includes our West Operations and Northeast Operations) for the three and nine months ended September 30, 2009 and September 30, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions, except PMPM data)
Health Plan Services segment:
Commercial premium revenue	$1,925.0	$1,951.5	$5,766.2	$5,873.8
Medicare premium revenue	920.2	859.2	2,800.7	2,651.3
Medicaid premium revenue	321.7	262.0	892.0	784.8

Health plan services premium revenues	$3,166.9	$3,072.7	$9,458.9	$9,309.9
Health plan services costs	(2,735.0)	(2,689.8)	(8,174.8)	(8,133.3)
Net investment income	27.7	10.2	72.4	66.5
Administrative services fees and other income	15.6	11.6	33.9	37.1
G&A	(319.5)	(294.2)	(1,006.6)	(943.9)
Selling	(83.3)	(93.2)	(246.1)	(268.1)
Amortization and depreciation	(12.6)	(17.3)	(44.3)	(42.6)
Interest	(10.3)	(10.4)	(31.4)	(32.4)

Pretax income (loss)	$49.5	$(10.4)	$62.0	$(6.8)
MCR:	86.4%	87.5%	86.4%	87.4%
Commercial	87.0%	86.7%	86.1%	86.5%
Medicare	84.8%	89.9%	86.7%	90.4%
Medicaid	86.8%	85.9%	87.6%	83.7%
Health plan services premium PMPM	$296.16	$276.29	$295.73	$277.24
Health plan services costs PMPM	$255.77	$241.86	$255.58	$242.20
G&A expense ratio	10.0%	9.5%	10.6%	10.1%
Selling costs ratio	2.6%	3.0%	2.6%	2.9%

Health Plan Services Premiums

Total health plan services premiums increased by $94.2 million, or 3%, for the three months ended September 30, 2009 and by $149.0 million, or 2%, for the nine months ended September 30, 2009 as compared to the same periods in 2008. On a PMPM basis, premiums increased by 7% for the three months ended September 30, 2009 and by 7% for the nine months ended September 30, 2009 as compared to the same periods in 2008.

Commercial premium revenues decreased by $26.5 million, or 1%, for the three months ended September 30, 2009 and by $107.6 million, or 2%, for the nine months ended September 30, 2009 as compared to the same periods in 2008. These decreases were primarily attributable to a decrease in our commercial risk membership. The commercial premium PMPM increased by 8% and by 8% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.

Medicare premiums increased by $61.0 million, or 7%, for the three months ended September 30, 2009 and by $149.4 million, or 6% for the nine months ended September 30, 2009 as compared to the same periods in 2008. These increases were primarily attributable to premium rate increases, partially offset by Medicare Part D membership declines. In addition, we recognized $23.8 million and $20.2 million of Medicare risk factor estimates in our health plan services premium revenues in the three months ended September 30, 2009 and 2008, respectively, and $138.3 million and $109.5 million of Medicare risk factor estimates in our health plan services premium revenues in the nine months ended September 30, 2009, and 2008, respectively.

Medicaid premiums increased by $59.7 million, or 23%, for the three months ended September 30, 2009 and by $107.2 million, or 14%, for the nine months ended September 30, 2009 as compared to the same periods in 2008. These increases were primarily attributable to an increase in our Medicaid membership.

Northeast Operations

Total health plan services premiums for our Northeast Operations increased by $8.5 million, or 1%, for the three months ended September 30, 2009 and decreased by $26.6 million, or 1%, for the nine months ended September 30, 2009 as compared to the same periods in 2008. On a PMPM basis, premiums increased by 1% for the three months ended September 30, 2009 and by 3% for the nine months ended September 30, 2009 as compared to the same periods in 2008.

Commercial premium revenues for our Northeast Operations increased by $9.1 million, or 2%, for the three months ended September 30, 2009 and decreased by $34.2 million, or 2%, for the nine months ended September 30, 2009 as compared to the same periods in 2008. The commercial premium PMPM increased by 1% and by 3% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.

Medicare premiums for our Northeast Operations decreased by $5.3 million, or 3%, for the three months ended September 30, 2009 and by $7.5 million, or 2% for the nine months ended September 30, 2009 as compared to the same periods in 2008. These decreases were primarily attributable to membership declines.

Medicaid premiums for our Northeast Operations increased by $4.7 million, or 14%, for the three months ended September 30, 2009 and by $15.0 million, or 17%, for the nine months ended September 30, 2009 as compared to the same periods in 2008. These increases were primarily attributable to an increase in our Medicaid membership.

West Operations

Total health plan services premiums for our West Operations increased by $85.7 million, or 4%, for the three months ended September 30, 2009 and by $175.6 million, or 2%, for the nine months ended September 30, 2009 as compared to the same periods in 2008. On a PMPM basis, premiums increased by 9% for the three months ended September 30, 2009 and by 8% for the nine months ended September 30, 2009 as compared to the same periods in 2008.

Commercial premium revenues for our West Operations decreased by $35.6 million, or 2%, for the three months ended September 30, 2009 and by $73.4 million, or 2%, for the nine months ended September 30, 2009 as compared to the same periods in 2008 primarily attributable to a decrease in our commercial risk membership. The commercial premium PMPM increased by 9% and by 10% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.

Medicare premiums for our West Operations increased by $66.3 million, or 10%, for the three months ended September 30, 2009 and by $156.9 million, or 7% for the nine months ended September 30, 2009 as compared to the same periods in 2008. These increases were primarily attributable to premium rate increases, partially offset by Medicare Part D membership declines.

Medicaid premiums for our West Operations increased by $55.0 million, or 24%, for the three months ended September 30, 2009 and by $92.2 million, or 13%, for the nine months ended September 30, 2009 as compared to the same periods in 2008. These increases were primarily attributable to an increase in our Medicaid membership.

Health Plan Services Costs

Total health plan services costs increased by $45.2 million, or 2%, for the three months ended September 30, 2009 and by $41.5 million, or 1%, for the nine months ended September 30, 2009 as compared to the same periods in 2008. Health plan MCR was 86.4% for the three months ended September 30, 2009 and 86.4% for the nine months ended September 30, 2009 as compared to 87.5% and 87.4% for the same periods in 2008, respectively. On a PMPM basis, health care costs increased by 6% for the three months ended September 30, 2009 and by 6% for the nine months ended September 30, 2009 as compared to the same periods in 2008.

Our commercial MCR for the three months ended September 30, 2009 increased to 87.0% from 86.7% for the same period in 2008, primarily due to higher utilization related to the H1N1 flu and COBRA and higher-than-expected trends in our Northeast plans as well as a settlement with one of our health care providers. Our commercial MCR for the nine months ended September 30, 2009 decreased to 86.1% from 86.5% for the same period in 2008. Higher than expected health care costs have impacted our commercial MCR for the nine months ended September 30, 2008. The increase in the commercial health care cost trend on a PMPM basis was 8% and 8% for the three and nine months ended September 30, 2009, respectively, over the same periods in 2008. On a PMPM basis, physician and hospital costs rose 8% and 10%, respectively, and pharmacy costs rose 7% for the three months ended September 30, 2009 over the same period in 2008. Physician and hospital costs increased by 9% and 10%, respectively, and pharmacy costs increased by 7% on a PMPM basis for the nine months ended September 30, 2009 over the same period in 2008.

Our Medicare MCR, including Medicare Advantage and Part D, decreased to 84.8% and 86.7% for the three and nine months ended September 30, 2009, respectively, from 89.9% and 90.4% for the three and nine months ended September 30, 2008, respectively. These decreases were primarily due to the increase in the premium yield outpacing the increase in the health care cost trend. Medicare Advantage health care cost PMPM increased by 5% for the three months ended September 30, 2009 and by 5% for the nine months ended September 30, 2009 as compared to the same periods in 2008. Medicare Part D health care cost PMPM decreased by 4% for the three months ended September 30, 2009 and by 7% for the nine months ended September 30, 2009 as compared to the same periods in 2008. We also recognized $6.4 million and $4.4 million of capitation expense related to the Medicare risk factor estimates in our health plan services costs in the three months ended September 30, 2009 and 2008, respectively, and $38.8 million and $27.9 million of capitation expense in the nine months ended September 30, 2009 and 2008, respectively.

Our Medicaid MCR increased to 86.8% and 87.6% for the three and nine months ended September 30, 2009, respectively, from 85.9% and 83.7% for the three and nine months ended September 30, 2008, respectively, primarily due to the increases in the health care cost trends outpacing the increases in the premium yields. Medicaid health care cost PMPM increased by 9% and 7% in the three and nine months ended September 30, 2009, respectively, over the same periods in 2008.

Northeast Operations

Health plan services costs for our Northeast Operations increased by $20.8 million, or 4%, for the three months ended September 30, 2009 and decreased by $6.7 million, or less than one percent, for the nine months ended September 30, 2009 as compared to the same periods in 2008. Health plan MCR was 84.7% for the three months ended September 30, 2009 and 84.3% for the nine months ended September 30, 2009 as compared to 82.7% and 83.5% for the same periods in 2008, respectively. On a PMPM basis, health care costs increased by 3% for the three months ended September 30, 2009 and by 4% for the nine months ended September 30, 2009 as compared to the same periods in 2008.

Our commercial MCR for the three months ended September 30, 2009 increased to 84.7% from 80.0% for the same period in 2008, primarily due to increases in health care costs outpacing increases in premium revenues. Our commercial MCR for the nine months ended September 30, 2009 increased to 83.7% from 81.9% for the same period in 2008 due to decreases in premium revenues outpacing decreases in health care costs. The increase in the commercial health care cost trend on a PMPM basis was 6% and 5% for the three and nine months ended September 30, 2009, respectively, over the same periods in 2008.

Our Medicare MCR decreased to 83.9% and 84.0% for the three and nine months ended September 30, 2009, respectively, from 92.1% and 89.1% for the three and nine months ended September 30, 2008, respectively. Medicare health care cost PMPM increased by 1% for the three months ended September 30, 2009 and by 3% for the nine months ended September 30, 2009 as compared to the same periods in 2008.

Our Medicaid MCR increased to 87.8% and 93.1% for the three and nine months ended September 30, 2009, respectively, from 76.4% and 80.4% for the three and nine months ended September 30, 2008, respectively, primarily due to increases in the health care costs outpacing increases in the premium revenues. Medicaid health care cost PMPM increased by 16% and 20% in the three and nine months ended September 30, 2009, respectively, over the same periods in 2008.

West Operations

Health plan services costs for our West Operations increased by $24.4 million, or 1%, for the three months ended September 30, 2009 and by $48.2 million, or 1%, for the nine months ended September 30, 2009 as compared to the same periods in 2008. Health plan MCR was 86.8% for the three months ended September 30, 2009 and 87.0% for the nine months ended September 30, 2009 as compared to 88.9% and 88.5% for the same periods in 2008, respectively. On a PMPM basis, health care costs increased by 6% for the three months ended September 30, 2009 and by 6% for the nine months ended September 30, 2009 as compared to the same periods in 2008.

Our commercial MCR decreased to 87.9% for the three months ended September 30, 2009 and 86.9% for the nine months ended September 30, 2009 from 89.0% and 88.0% for the same periods in 2008, primarily due to decreases in the health care costs outpacing the decreases in premium revenues. The increase in the commercial health care cost trend on a PMPM basis was 8% and 8% for the three and nine months ended September 30, 2009, respectively, over the same periods in 2008.

Our Medicare MCR decreased to 85.0% and 87.3% for the three and nine months ended September 30, 2009, respectively, from 89.4 % and 90.7% for the three and nine months ended September 30, 2008, respectively. These decreases were primarily due to the increase in the premium yield outpacing the increase in the health care cost trend. Medicare health care cost PMPM increased by 14% for the three months ended September 30, 2009 and by 13% for the nine months ended September 30, 2009 as compared to the same periods in 2008.

Our Medicaid MCR decreased to 86.7% for the three months ended September 30, 2009 from 87.3% for the same period in 2008 and increased to 86.8% for the nine months ended September 30, 2008 from 84.1% for the same period in 2008. Medicaid health care cost PMPM increased by 8% and 5% in the three and nine months ended September 30, 2009, respectively, over the same periods in 2008.

Administrative Services Fees and Other Income

Administrative services fees and other income increased by $4.0 million, or 34%, for the three months ended September 30, 2009 and decreased by $3.2 million, or 9%, for the nine months ended September 30, 2009, as compared to the same periods in 2008. The increase in the three months ended September 30, 2009 was primarily due to $5.8 million received from California Department of Health Services for interest on a premium rate settlement, partially offset by membership losses in our behavioral health services and in the Northeast. The decrease in the nine months ended September 30, 2009 was primarily due to ASO membership declines, partially offset by a $3.4 million estimated loss on sale related to a small, non-core subsidiary recorded in the first quarter of 2008 and the interest payment received from the California Department of Health Services.

Net Investment Income

Net investment income increased by $17.5 million, or 171%, for the three months ended September 30, 2009 and by $5.9 million, or 9%, for the nine months ended September 30, 2009 compared to the same periods in 2008. This increase was primarily due to a $14.6 million loss recorded in the third quarter of 2008 from other-than-temporary impairments in our available-for-sale investments and money market fund. Realized gain increased by $9.4 million in the third quarter of 2009 and by $22.1 million in the nine months ended September 30, 2009 as compared to the same periods in 2008.

General, Administrative and Other Costs

G&A expense increased by $25.3 million, or 9%, for the three months ended September 30, 2009 and by $62.6 million, or 7%, for the nine months ended September 30, 2009 as compared to the same periods in 2008. The increases in G&A costs in the three and nine months ended September 30, 2009 were primarily due to increases in regulatory and assessment fees and in our operations strategy-related charges as compared to the same periods in 2008. Our G&A expense ratio increased to 10.0% from 9.5% for the three months ended September 30, 2009 compared to the same period in 2008, and increased to 10.6% from 10.1% for the nine months ended September 30, 2009 compared to the same period in 2008. The G&A expense excluding the Northeast Operations increased by $14.9 million, or 7% for the three months ended September 30, 2009 and by $38.8 million, or 6% for the nine months ended September 30, 2009 as compared to the same periods in 2008. The Northeast Operations G&A expense increased by $10.4 million, or 12% for the three months ended September 30, 2009 and by $23.8 million, or 9% for the nine months ended September 30, 2009.

The selling costs ratio decreased to 2.6% from 3.0% for the three months ended September 30, 2009 compared to the same period in 2008 and to 2.6% from 2.9% for the nine months ended September 30, 2009 compared to the same period in 2008, and was primarily driven by declines in commercial membership. These decreases are also consistent with the growth of our Medicaid business, which generally has lower broker and sales commissions. The selling costs ratios excluding the Northeast Operations are 2.4% for both the three and nine months ended September 30, 2009. The Northeast Operations selling costs ratios are 3.6% and 3.5% for the three and nine months ended September 30, 2009.

Amortization and depreciation expense decreased by $4.6 million for the three months ended September 30, 2009 and increased by $1.8 million for the nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The decrease in the third quarter of 2009 was primarily due to the impairment of other intangible assets. The increase in the nine months ended September 30, 2009 was due to property and equipment purchased during the year and new assets placed in production related to various information technology system projects, partially offset by reduction in depreciation and amortization for assets retired during the year and impairment of other intangible assets. Amortization and depreciation expense excluding the Northeast Operations decreased by $1.1 million for the three months ended September 30, 2009 and increased by $5.0 million for the nine months ended September 30, 2009 as compared to the same periods in 2008. Amortization and depreciation expense for the Northeast Operations decreased by $3.5 million and by $3.2 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.

Interest expense decreased by $0.1 million, or 1%, for the three months ended September 30, 2009 and by $1.0 million, or 3% for the nine months ended September 30, 2009 as compared to the same periods in 2008. The decrease was due to lower interest rates offset by reduced benefits realized from our interest rate swaps.

Government Contracts Segment Membership

Under our TRICARE contract for the North Region, we provided health care services to approximately 3.0 million eligible beneficiaries in the Military Health System (MHS) as of September 30, 2009, and approximately 3.0 million eligible beneficiaries as of September 30, 2008. Included in the 3.0 million eligibles as of September 30, 2009 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.2 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of September 30, 2009 and 2008, there were approximately 1.5 million and 1.5 million, respectively, TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

In addition to the 3.0 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 7 states covering approximately 18,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for the Government Contracts segment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Government Contracts segment:
Revenues	$758.5	$724.3	$2,349.9	$2,083.7
Costs	716.3	687.8	2,232.3	1,983.7

Pretax income	$42.2	$36.5	$117.6	$100.0

Government Contracts Ratio	94.4%	95.0%	95.0%	95.2%

Government contracts revenues increased by $34.2 million, or 5%, for the three months ended September 30, 2009 and by $266.2 million, or 13%, for the nine months ended September 30, 2009 as compared to the same periods in 2008. Government contracts costs increased by $28.5 million or 4% for the three months ended September 30, 2009 and by $248.6 million, or 13%, for the nine months ended September 30, 2009 as compared to the same periods in 2008. The increases were primarily due to an increase in health care services provided under a new option year in the TRICARE contract, Option Period 6, and growth in the family counseling business with the Department of Defense.

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs, which are negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable, and the collectibility is reasonably assured. As a result of changes in the estimate during the three and nine months ended September 30, 2009, we recognized increases in revenues of

$8.7 million and $40.8 million, respectively, compared to increases in revenues of $48 million and $48 million in the three and nine months ended September 30, 2008, respectively. As a result of changes in the estimate during the three and nine months ended September 30, 2009, we recognized increases in costs of $8.7 million and $51.5 million, respectively, compared to increases in costs of $62 million and $61 million in the three and nine months ended September 30, 2008, respectively. The administrative price is paid on a monthly basis, one month in arrears and certain components of the administrative price are subject to volume-based adjustments.

The Government contracts ratio decreased by 60 basis points for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to lower health care cost trends in the 2009 quarter and growth in the family counseling business with the Department of Defense. The Government contracts ratio decreased by 20 basis points for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to growth in the family counseling business with the Department of Defense.

Income Tax Provision

Our income tax expense and the effective income tax rate for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Income (benefit) tax expense	$(12.9)	$7.7	$12.9	$33.7
Effective income tax rate	16.3%	29.3%	142.6%	36.2%

The effective income tax rate differs from the statutory federal tax rate of 35% for the three and nine months ended September 30, 2009 and September 30, 2008 primarily as result of state income taxes, tax-exempt investment income, and examination settlements. Additionally, the three and nine months ended September 30, 2009 include the impact of $137.0 million of nondeductible goodwill impairments and $34.2 million adjustments to carrying value of assets held for sale related to the pending sale of the Northeast business.

The $137.0 million of nondeductible impairments of goodwill and the $34.2 million adjustment to carrying values of assets held for sale caused the significant variation in the tax rates for the three and nine months ended September 30, 2009 relative to the tax rates for the same periods in 2008. For the three months ended September 30, 2009, the effect was a lowering of the tax benefit rate. For the nine months ended September 30, 2009, the effect was an increase in the year-to-date tax provision rate.

LIQUIDITY AND CAPITAL RESOURCES

Market and Economic Conditions

The current state of the global economy and market conditions continue to be challenging with high levels of unemployment, diminished business and consumer confidence, and volatility in both U.S. and international capital and credit markets. These conditions continue to negatively impact the availability of funding to borrowers. While we have not experienced a reduction in the capital and funding available to us at this time, continued recessionary conditions in the U.S. and international markets and economies may adversely affect our liquidity and financial condition. Market conditions could limit our ability to timely replace maturing liabilities and access the capital markets to meet liquidity needs, which could adversely affect our financial condition and results of operations. Furthermore, if our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, may reduce the number of individuals to whom they provide coverage, or may make changes in the mix or products purchased from us. In addition, if our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable conditions may adversely affect our business, including our revenues, profitability and cash flow.

Cash and Investments

As of September 30, 2009, the fair value of the investment securities available-for-sale was $1.7 billion, which includes both current and noncurrent investments. Such amount includes noncurrent investments of $11.4 million, or 0.7% of the total investments available for sale. This amount also includes $359.1 million of investments available-for-sale in the Northeast Operations classified as assets held for sale. See Note 5 to our consolidated financial statements regarding the pending sale of our Northeast business. We hold high-quality fixed income securities primarily comprised of corporate bonds, mortgage-backed bonds and municipals bonds. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.

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

Our investment portfolio includes $662.0 million, or 39% of our portfolio holdings, of mortgage-backed and asset-backed securities, including $151.8 million classified as assets held for sale. Such amount includes current and noncurrent mortgage-backed and asset-backed securities of $650.6 million, or 98% of the total mortgage-backed and asset-backed securities, and $11.4 million, or 2% of the total mortgage-backed and asset-backed securities, respectively. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our asset-backed securities is AA/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. Our investment portfolio also includes $10.0 million, or 0.6% of our portfolio holdings, of auction rate securities (ARS). These ARS have long-term nominal maturities for which the interest rates are reset through a dutch auction process every 7, 28 or 35 days. At September 30, 2009, these ARS had at one point or are continuing to experience “failed” auctions. These securities are entirely municipal issues and rates are set at the maximum allowable rate as stipulated in the applicable bond indentures. We continue to receive income on all ARS. If all or any portion of the ARS continue to experience failed auctions, it could take an extended amount of time for us to realize our investments’ recorded value.

We had gross unrealized losses of $7.1 million as of September 30, 2009, and $32.8 million as of December 31, 2008. Included in the gross unrealized losses as of September 30, 2009 are $2.4 million related to noncurrent investments available for sale and $1.7 million related to investments classified as assets held for sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods. After performing our impairment analysis, we did not recognize any impairment for the three months ended September 30, 2009. We noted that one of our prime residential mortgage-backed securities may suffer losses under certain stressed scenarios. As a result, we recognized an impairment related to the credit loss in the amount of $60,000 during the nine months ended September 30, 2009. This amount represents the difference between the present value of the company’s best estimate of future cash flows using the latest performance indicators and the amortized cost basis.

During the year ended December 31, 2008, we recognized a $14.6 million loss from other-than-temporary impairments of our cash equivalents and available-for-sale investments. Such other-than-temporary impairments primarily were as a result of investments in corporate debt from Lehman Brothers, money market funds from The Reserve and preferred stock from Fannie Mae and Freddie Mac. In September 2008, The Reserve announced its intention to liquidate its money market fund and froze all redemptions until an orderly liquidation process could be implemented. As a result, in the third quarter of 2008, we reclassified $372 million in estimated net asset value we had invested in The Reserve money market funds from cash equivalents to investments available-for-sale. As of December 31, 2008, we held $50.4 million in the Reserve Primary Institutional Fund and $69.2 million in the Reserve U.S. Government Fund. On January 16, 2009, The Reserve paid out in full the balance in the U.S. Government Fund. As of September 30, 2009, we held $21.7 million in the Primary Institutional Fund. Of this amount, $2.9 million is included in assets held for sale. On October 2, 2009, we received a distribution of $5.0 million.

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

We are currently evaluating the impact of the pending sale of our Northeast business on our financial results, including, among other things, the impact of the transaction on our cash flow and liquidity. For additional detail regarding the transaction and its potential impact on our operations, see Note 5 to our consolidated financial statements. For the nine months ended September 30, 2009, Government Contracts revenues, consisting primarily of revenues from our TRICARE North contract, were $2.3 billion, or 20% of our total revenues. If our protest of the T3 North contract award is not successful, the loss of our TRICARE North operations would significantly reduce our cash flow and liquidity as early as March 31, 2010. Please see Note 5 to our consolidated financial statements for a description of our protest of the T3 North contract award and its potential impact on our operations.

Although all of our $119.9 million amortizing financing facility balance as of September 30, 2009 has been classified as a current liability, the final payment under the facility is scheduled to be made in December 2012, and it is our current expectation to pay down this debt in accordance with its terms.

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $224.5 million and $241.3 million as of September 30, 2009 and December 31, 2008, respectively.

Our cash flow from operating activities is also impacted by the timing of collections on our amounts receivable from CMS. Our receivable related to our Medicare business was $206.9 million as of September 30, 2009, and $315.5 million as of December 31, 2008, including about $150 million which we received in October 2009.

Operating Cash Flows

Our net cash flow provided by (used in) operating activities for the nine months ended September 30, 2009 compared to the same period in 2008 is as follows:

	September 30, 2009	September 30, 2008	Change 2009 over 2008
	(Dollars in millions)
Net cash provided by (used in) operating activities	$94.4	$(105.4)	$199.8

The increase of $199.8 million in operating cash flow is primarily the result of a $175 million settlement payment made in connection with the McCoy, Wachtel and Scharfman lawsuits during the nine months ended September 30, 2008 and reduced payments for operations strategy and litigation charges of $30 million.

Investing Activities

Our net cash flow provided by (used in) investing activities for the nine months ended September 30, 2009 compared to the same period in 2008 is as follows:

	September 30, 2009	September 30, 2008	Change 2009 over 2008
	(Dollars in millions)
Net cash provided by (used in) investing activities	$7.5	$(417.1)	$424.6

Net cash provided by investing activities increased during the nine months ended September 30, 2009, primarily due to an increase in net sales of investments.

Financing Activities

Our net cash flow used in financing activities for the nine months ended September 30, 2009 compared to the same period in 2008 is as follows:

	September 30, 2009	September 30, 2008	Change 2009 over 2008
	(Dollars in millions)
Net cash used in by financing activities	$(68.5)	$(144.4)	$75.9

Net cash used in financing activities decreased during the nine months ended September 30, 2009, primarily due to a $241 million decrease in share repurchases and a $161 million decrease in loan repayments partially offset by a $320 million decrease in borrowings.

See “—Capital Structure” below for additional information regarding our stock repurchase program, our Senior Notes and our revolving credit facility.

Capital Structure

Share Repurchases. We have a $700 million stock repurchase program authorized by our Board of Directors. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from the employee stock options. On November 4, 2008, we announced that our stock repurchase program was on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, was undertaking a review of the Company’s strategic direction. As a result, we did not repurchase shares of our common stock during the nine months ended September 30, 2009. On July 20, 2009, we announced the completion of our strategic review, which included entering into a Stock Purchase Agreement with UnitedHealth for the sale of our Northeast business. For a detailed description of the pending sale of our Northeast business, see Note 5 to our consolidated financial statements. At this time, Health Net’s Board of Directors has made no determination with regard to the future of the Company’s stock repurchase program. As of September 30, 2009, the remaining authorization under our stock repurchase program was $103.3 million and, since its inception, we have repurchased an aggregate of 36,623,347 shares of common stock at an average price of $34.40 for aggregate consideration of approximately $1,259.8 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options).

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

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations as of September 30, 2009:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b) (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (c) (d)
January 1—January 31	—		—	—	—	$103,349,478
February 1—February 28	95,183	(e)	$15.41	$1,466,885	—	$103,349,478
March 1—March 31	2,683	(e)	14.39	38,666	—	$103,349,478
April 1—April 30	2	(e)	—	—	—	$103,349,478
May 1—May 31	—		—	—	—	$103,349,478
June 1—June 30	2	(e)	—	—	—	$103,349,478
July 1—July 31	313	(e)	15.71	4,916	—	$103,349,478
August 1—August 31	60	(e)	15.22	913	—	$103,349,478
September 1—September 30	1,349	(e)	17.00	22,927	—	$103,349,478

	99,592		$15.41	$1,534,307	—

(a)	We did not repurchase any shares of our common stock during the three months ended September 30, 2009 outside our publicly announced stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.
(b)	Our stock repurchase program was announced in April 2002. We announced additional repurchase authorization in August 2003, October 2006 and October 2007.
(c)	A total of $700 million of our common stock can be repurchased under our stock repurchase program. Additional amounts may be added to the program based on exercise proceeds and tax benefits the Company receives from the exercise of employee stock options, but only upon further approval by the Board of Directors. The remaining authority under our repurchase program includes proceeds received from option exercises and tax benefits the Company received from exercise of employee stock options, which have been approved for inclusion in the program by the Board.
(d)	Our stock repurchase program does not have an expiration date. During the nine months ended September 30, 2009, we did not have any repurchase program that expired, and we did not terminate any repurchase program prior to its expiration date.
(e)	Represents shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

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

The financing facility includes limitations (subject to specified exclusions) on certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability of our subsidiaries to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of the business we and our subsidiaries conducted on the closing date of the financing facility. In addition, the financing facility also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the financing facility. As of September 30, 2009, we were in compliance with all of the covenants under the financing facility.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of September 30, 2009, no default or event of default had occurred under the indenture governing the Senior Notes.

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

As of September 30, 2009, we were in compliance with all covenants under our revolving credit facility.

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of September 30, 2009, we had outstanding an aggregate of $321.3 million in letters of credit, none of which had been drawn upon, and outstanding borrowings under the revolving credit facility of $100 million. As a result, the maximum amount available for borrowing under the revolving credit facility was $478.7 million as of September 30, 2009.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of September 30, 2009 all of our health plans and insurance subsidiaries met their respective regulatory requirements in all material respects.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At September 30, 2009, we had sufficient capital to exceed this level.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the nine months ended September 30, 2009, we made capital contributions of $20.0 million to various subsidiaries to maintain RBC or other statutory capital requirements. Health Net, Inc. did not make any capital contributions to its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through November 4, 2009.

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

CONTRACTUAL OBLIGATIONS

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2008 in our Form 10-K. During the nine months ended September 30, 2009, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2009, we did not have any off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES

In our Form 10-K, we identified the critical accounting policies, which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and recoverability of long-lived assets and investments. Other than the adoption of FASB Accounting Standards Codification 320-10-35, Investments—Debt and Equity Securities, Subsequent Measurement (see Note 2 to our consolidated financial statements for additional information) and changes to our segment information (see Note 3 to our consolidated financial statements), we have not changed these policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of September 30, 2009 is discussed below. We had material changes to our accounting estimates for goodwill, intangible and other long-lived assets as discussed in Notes 2, 3 and 5 to our consolidated financial statements. There were no other significant changes to the critical accounting estimates as disclosed in our Form 10-K.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$(59.1) million
1%	$(30.1) million
(1)%	$31.2 million
(2)%	$63.5 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$32.3 million
1%	$16.1 million
(1)%	$(16.1) million
(2)%	$(32.3) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as indicated below.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results. During the quarter ended September 30, 2009, there were no material changes to the risk factors disclosed in our Form 10-K, as updated by our quarterly reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

Our Board of Directors has authorized a $700 million stock repurchase program. As of September 30, 2009, the remaining authorization under our stock repurchase program was $103.3 million. Our stock repurchase program is currently on hold and, as such, no shares were repurchased during the three and nine months ended September 30, 2009. On July 20, 2009, we announced the completion of our strategic review, which included entering into a Stock Purchase Agreement with UnitedHealth for the sale of our Northeast business. For a detailed description of the pending sale of our Northeast business, see Note 5 to our consolidated financial statements. At this time, Health Net’s Board of Directors has made no determination with regard to the future of the Company’s stock repurchase program.

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

HEALTH NET, INC. (REGISTRANT)

Date: November 6, 2009	By:	/S/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Chief Financial Officer

Date: November 6, 2009	By:	/S/ BRET A. MORRIS
Bret A. Morris
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.