Form 10-K
period 2009-12-31
HEALTH NET INC
filed 2010-02-26
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2009 was $1,603,011,760 (which represents 103,087,573 shares of Common Stock held by such non-affiliates multiplied by $15.55, the closing sales price of such stock on the New York Stock Exchange on June 30, 2009).

The number of shares outstanding of the registrant’s Common Stock as of February 22, 2010 was 100,190,356 (excluding 44,456,857 shares held as treasury stock).

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2009.

HEALTH NET, INC.

PART I

Item 1. Business.

General

We are an integrated managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. We operate and conduct our businesses through subsidiaries of Health Net, Inc., which is among the nation’s largest publicly traded managed health care companies. In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Company,” “Health Net,” “we,” “us,” and “our” refer to Health Net, Inc. and its subsidiaries. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (“HMOs”), insured preferred provider organizations (“PPOs”), point-of-service (“POS”) and indemnity plans to approximately 6.1 million individuals across the country through group, individual, Medicare, (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network, provides behavioral health, substance abuse and employee assistance programs to approximately 6.5 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs and offer managed health care product coordination for multi-region employers and administrative services for self-funded benefits programs. In addition, we own health and life insurance companies licensed to sell PPO, POS and indemnity products, as well as auxiliary non-health products such as life and accidental death and dismemberment, dental, vision, behavioral health and disability insurance, including our Medicare Part D Pharmacy coverage under Medicare.

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

Segment Information

We currently operate within three reportable segments, Northeast Operations, West Operations and Government Contracts, each of which is described below. For additional financial information regarding our reportable segments, see “Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Northeast Operations Segment

On December 11, 2009, we completed the sale (the “Northeast Sale”) of all of the outstanding shares of capital stock of our New York, New Jersey, Connecticut and Bermuda subsidiaries that conducted our Northeast operations (the “Acquired Companies”). The sale was made pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”), dated as of July 20, 2009, by and among the Company, Health Net of the Northeast, Inc. (“HNNE”), Oxford Health Plans, LLC (“Buyer”) and, solely for the purposes of guaranteeing Buyer’s obligations thereunder, UnitedHealth Group Incorporated (“United”). At the closing of the Northeast Sale, affiliates of United also acquired membership renewal rights for certain health care business conducted by our subsidiary, Health Net Life Insurance Company (“HNL”), in the states of Connecticut and New Jersey. We will continue to serve the members of the Acquired Companies under Administrative Services Agreements we entered into with United and certain of its affiliates (the “United Administrative Services Agreements”), until all members are either transitioned to legacy United products or non-renewed. Prior to the Northeast Sale, our Northeast Operations reportable segment included our commercial, Medicare and Medicaid health plans, the operations of our HMOs in Connecticut, New York and New Jersey and our New York insurance company. Following the Northeast Sale, our Northeast Operations reportable segment includes the operations of our businesses that are providing administrative services to United and its affiliates pursuant to the United Administrative Services Agreements. We retained HNL’s stand-alone Part D business in Connecticut and New Jersey following the Northeast Sale, and those results of operations are reported in our West Operations reportable segment.

At the closing of the Northeast Sale, United paid to the Company $350 million, consisting of (i) a $60 million minimum payment for the commercial membership of the acquired business and the Medicare and Medicaid businesses of the Acquired Companies, and (ii) $290 million, representing a portion of the adjusted tangible net equity of the Acquired Companies at closing. Under the Stock Purchase Agreement, the Company will receive one-half of the remaining amount of the closing adjusted tangible net equity of the Acquired Companies on the first anniversary of closing and the other half on the second anniversary, estimated to be $160 million subject to certain adjustments. After closing, United could pay us additional consideration as our Northeast commercial members, Medicare and/or Medicaid businesses transition to other United products to the extent such amounts exceed the initial minimum payment of $60 million.

Under the Stock Purchase Agreement, we retain financial responsibility for the profits or losses, subject to specified adjustments, of the Acquired Companies for the period beginning on the closing date and ending on the earlier of (i) the second anniversary of the closing date and (ii) the date that all of the United Administrative Services Agreements are terminated. We expect the United Administrative Services Agreements to be in effect for approximately two years following the closing of the transaction, and anticipate that these profits or losses and the other expenses we incur in performing the administrative services could be significant. After termination of the United Administrative Services Agreements, we have agreed to provide claims servicing to the Acquired Companies for any claims remaining at that time.

Under the Stock Purchase Agreement, we also will be entitled to 50 percent of the profits or losses associated with the Acquired Companies’ Medicare business for the year ended December 31, 2010 (subject to a cap of $10 million of profit or loss). In the event that the Acquired Companies renew the Medicare contract for the acquired business for the year ended December 31, 2011, United will be entitled to all of the after-tax profits and losses relating to the business for that year (subject to certain limitations). We have agreed to administer the Medicare business of the Acquired Companies for 2010 and for 2011 (only if the related Medicare contract is not transferred to a non-Acquired Company affiliate of United as of January 1, 2011). We expect to administer the Medicaid business of the Acquired Companies until no later than June 30, 2010, which is the termination date for the related Medicaid contract.

See “Item 7. Management’s Discussion and Analysis and Results of Operations—Recent Developments,” “Item 1A. Risk Factors—Under the United Administrative Services Agreements, we are obligated to provide administrative services in connection with the wind-down and run-off of the acquired business, which exposes us to operational and financial risks” and “Item 1A. Risk Factors—Under the agreements that govern the Northeast Sale, we have retained responsibility for certain liabilities of the acquired business, which could be substantial” for additional information regarding the Northeast Sale and our Northeast Operations segment.

West Operations Segment

Our West Operations segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries in Arizona, California and Oregon. As of December 31, 2009, we had approximately 2.5 million at-risk members and 0.5 million Medicare stand-alone Part D members in our West Operations segment.

Managed Health Care Operations

We offer a full spectrum of managed health care products and services. Our strategy is to offer to employers and individuals managed health care products and services that, among other things, provide comprehensive coverage and manage health care costs. Our health plans offer members coverage for a wide range of health care services including ambulatory and outpatient physician care, hospital care, pharmacy services, behavioral health and ancillary diagnostic and therapeutic services. Our health plans include a matrix package, which allows members to select their desired coverage from a variety of alternatives. Our principal commercial health care products are as follows:

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

•

POS Plans: Our POS plans blend the characteristics of HMO, PPO and Indemnity plans. Members can have comprehensive HMO-style benefits for services received from participating network providers with lower co-payments (particularly within the medical group), but also have coverage, generally at higher co-payment or coinsurance levels, for services received outside the network.

As of December 31, 2009, with respect to our West Operations Segment, 36% of our commercial members were covered by POS and PPO products, 62% were covered by conventional HMO products and 2% were covered by fee-for-service products, including health plans such as consumer-directed health care plans.

We believe we are well positioned for further healthcare reform and a challenging economic environment. Our strategy is to design products that address the growing need for affordable products with predictable costs, low co-payments and limited or no deductibles. Our product portfolios and services include offerings such as:

•	Narrow network health plans that address the need for lower cost product offerings and include comprehensive benefits. Our HMO Silver plan in Southern California is an example of this type of product.

•

Salud Con Health NetSM, a family of affordable healthcare insurance products targeting the Latino community in Southern California. These products are available in Los Angeles, Orange, San Bernardino, San Diego, Riverside and Ventura counties and were developed by Health Net of

California and Health Net Life Insurance Company to respond to the health care needs of uninsured Latino immigrants and their families. These products include group and individual coverage. The individual health care plans are the first-ever cross-border health care plans made available to individual consumers who purchase benefits directly from insurers.

•	Decision PowerSM , a series of programs designed to directly involve patients in their health care decisions.

•	Community enrollment and customer service centers in East Los Angeles, California and Modesto, California.

The pricing of our products is designed to reflect the varying costs of health care based on the benefit alternatives in our products. We provide employers and employees the ability to select and enroll in products with greater managed health care and cost containment elements. In general, our HMOs provide comprehensive health care coverage for a fixed fee or premium that does not vary with the extent or frequency of medical services actually received by the member. PPO enrollees obtain their medical care from a panel of contracting providers or choose a non-contracting provider and are reimbursed on a traditional indemnity plan basis after reaching an annual deductible. POS enrollees choose, each time they receive care, from conventional HMO or indemnity-like (in-network and out-of-network) coverage, with payments and/or reimbursement depending on the coverage chosen. We assume both underwriting and administrative expense risk in return for the premium revenue we receive from our HMO, POS and PPO products. We have contractual relationships with health care providers for the delivery of health care to our enrollees in each product category.

In 2009, we continued to focus on adding small group (generally defined as employer groups with 2 to 50 employees) members and, as of December 31, 2009, approximately 30% of our commercial risk enrollment was in small group and individual accounts. The following table contains membership information relating to our commercial large group (generally defined as an employer group with more than 50 employees) members, commercial small group and individual members, Medicare members, Medicaid members, ASO members and Part D members as of December 31, 2009 (our Medicare and Medicaid businesses are discussed below under “—Medicare Products” and “—Medicaid and Related Products”):

Commercial—Large Group	1,000,626	(a)
Commercial—Small Group & Individual	439,287	(b)
Medicare (Medicare Advantage only)	226,868
Medicaid	857,388
ASO	5,150
Stand-alone PDP	460,216

(a)	Includes 698,361 HMO members, 157,568 POS members, 120,922 PPO members, 742 exclusive provider organization members and 23,033 Fee-for-Service members.

(b)	Includes 195,200 HMO members, 37,947 POS members, 206,136 PPO members and 4 Fee-for-Service members.

The following table sets forth certain information regarding our employer groups in the commercial managed care operations of our West Operations segment as of December 31, 2009:

Number of Employer Groups	38,287
Largest Employer Group as % of commercial enrollment	8.6%
10 largest Employer Groups as % of commercial enrollment	23.3%

Detailed membership information regarding our Arizona, California and Oregon health plans is set forth below. See “Item 7. Management’s Discussion and Analysis and Results of Operations—Health Plan Services Membership” for a discussion on changes in our membership levels during 2009.

Arizona. Our Arizona health plan operations are conducted by our subsidiaries, Health Net of Arizona, Inc. and Health Net Life Insurance Company (“HNL”). Our commercial membership in Arizona was 95,430 as of December 31, 2009. Our Medicare membership in Arizona was 64,718 as of December 31, 2009. We did not have any Medicaid members in Arizona as of December 31, 2009.

California. In California, our health plan operations are conducted by our subsidiaries Health Net of California, Inc. (“HN California”), HNL and Health Net Community Solutions, Inc. HN California, our California HMO, is one of the largest HMOs in California as measured by total membership and has one of the largest provider networks in California. Our commercial membership in California as of December 31, 2009 was 1,226,069. Our Medicare membership in California as of December 31, 2009 was 137,604. Our Medicaid membership in California as of December 31, 2009 was 857,388 members.

Oregon. Our Oregon health plan operations are conducted by Health Net Health Plan of Oregon, Inc. and HNL. Our commercial membership in Oregon was 118,414 as of December 31, 2009. Of these members, approximately 11% are covered under policies issued in Washington state. Our Medicare membership in Oregon was 24,546 as of December 31, 2009. We did not have any Medicaid members in Oregon as of December 31, 2009.

Medicare Products

We offer a wide range of Medicare products, including Medicare Advantage plans with and without prescription drug coverage, Medicare Part D stand-alone prescription drug plans (“PDP”), and Medicare supplement products that supplement traditional fee-for-service Medicare coverage. Our subsidiaries have a number of contracts with the Centers for Medicare & Medicaid Services (“CMS”) under the Medicare Advantage and PDP programs authorized under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”).

Medicare Advantage Products

As of December 31, 2009, we were one of the nation’s largest Medicare Advantage contractors based on membership of 232,935 members. We contract with CMS under the Medicare Advantage program to provide Medicare Advantage products directly to Medicare beneficiaries and through employer and union groups. We provide or arrange health care services normally covered by Medicare, plus a broad range of health care services not covered by traditional Medicare, usually in exchange for a fixed monthly premium per member from CMS that varies based on the geographic area in which the member resides, demographic factors of the member such as age, gender and institutionalized status, and the health status of the member. Any additional benefits in our plans are covered by a monthly premium charged to the enrollee or through portions of payments received from CMS that may be allocated to these benefits, per CMS regulations and guidance.

Our portfolio of Medicare Advantage plans focuses on simplicity so that members can sign up and use benefits with minimal paperwork and receive coverage that starts immediately upon enrollment. We also provide Medicare supplemental coverage to 31,692 members through either individual Medicare supplement policies or employer group sponsored coverage, as of December 31, 2009.

We currently offer Medicare Advantage plans in select counties in Arizona, California, Oregon, and Washington. As a result of the Northeast Sale on December 11, 2009, we no longer offer Medicare Advantage products in Connecticut, which resulted in the loss of 52,851 Medicare Advantage members. For additional information regarding the Northeast Sale, see “—Northeast Operations Segment.” In addition, we did not renew our contract with CMS to offer Private Fee for Service plans in any state or our regional PPO plan in Arizona for 2010, and we adjusted premium and benefits on our Medicare Advantage plans to address rate reductions from CMS for the 2010 plan year. See “—Government Regulation—Federal Legislation and Regulation—Medicare Legislation” and “Item 1A. Risk Factors—Our efforts to capitalize on Medicare business opportunities could prove to be unsuccessful” for additional information regarding our Medicare program.

We also currently offer multiple types of Medicare Advantage Special Needs Plans, including dual eligible Special Needs Plans (designed for low income Medicare beneficiaries) in Arizona and California and chronic condition Special Needs Plans (designed for beneficiaries with chronic obstructive pulmonary disease and congestive heart failure) in California. These plans provide access to additional health care and prescription drug coverage. In early 2010, we implemented the new CMS Model of Care guidelines for our Special Needs Plan members under which every member will receive intense care management based on his or her individual needs. For 2010, we discontinued our hypercholesterolemia chronic condition Special Needs Plans in Arizona, California and Oregon.

Medicare Part D Stand-Alone Prescription Drug Plans

We are also a major participant in the Medicare prescription drug benefit program with 460,216 members across all 50 states (except New York) and the District of Columbia, as of December 31, 2009. We offer PDPs covering basic benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles and coinsurance. Our revenues from CMS and the beneficiary are determined from our annual bids submitted to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions. As a result of the Northeast Sale, we no longer offer Part D coverage in New York, which resulted in the loss of 12,524 Part D members. For additional information regarding the Northeast Sale, see “—Northeast Operations Segment.” We also provide Part D drug coverage through our Medicare Advantage program and Special Needs Plans.

Medicaid and Related Products

We are one of the top ten largest Medicaid HMOs in the United States based on membership. As of December 31, 2009, we had an aggregate of 857,388 members enrolled in Medi-Cal, California’s Medicaid program, and other California state health programs. As a result of the Northeast Sale, we lost 54,423 Medicaid members in New Jersey. For additional information regarding the Northeast Sale, see “—Northeast Operations Segment.” To enroll in our California Medicaid products, an individual must be eligible for Medicaid benefits in accordance with California’s regulatory requirements. The State of California’s Department of Health Care Services (“DHCS”) pays us a monthly fee for the coverage of our Medicaid members. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Health Plan Services Membership” for detailed information regarding our Medicaid enrollment.

Medi-Cal is a public health insurance program which provides health care services for low-income individuals, and is financed by California and the federal government. As of December 31, 2009, we had Medi-Cal operations in ten of California’s largest counties: Los Angeles, Fresno, Kern, Orange, Stanislaus, Riverside, Sacramento, San Bernardino, San Diego and Tulare. We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. As of December 31, 2009, 435,467 of our Medi-Cal members resided in Los Angeles County, California, representing approximately 62% of our Medi-Cal membership and approximately 51% of our membership in all California state health programs. In May 2005, we renewed our contract with DHCS to provide Medi-Cal service in Los Angeles County. The renewed contract was effective April 1, 2006 and had an initial term of two years with three 24-month extension periods. On February 14, 2008, DHCS extended our contract for an initial 24-month extension period ending March 31, 2010. On January 8, 2010, we accepted DHCS’ offer to extend our contract for a second 24-month extension period ending March 31, 2012, and we and DHCS are in the process of executing a formal amendment of the contract to this effect.

Our California HMO, HN California, participates in the Children’s Health Insurance Program (“CHIP”), which, in California, is known as the Healthy Families program. As of December 31, 2009, there were 153,423 members, including 5,415 Healthy Kids members, in our Healthy Families program. CHIP was designed as a federal/state partnership, similar to Medicaid, with the goal of extending health insurance to children whose families earn too much money to be eligible for Medicaid, but not enough money to purchase private insurance. Monthly premiums are subsidized by the State of California and, as of November 1, 2009, range between $4 and

$24 per child, up to a maximum of $72 for all children in a family enrolled in the Healthy Families Program. California receives two-thirds of the funding for the program from the federal government.

Administrative Services Only Business

We provide ASO products to large employer groups in California. Under these arrangements, we provide claims processing, customer service, medical management, provider network access and other administrative services without assuming the risk for medical costs. We are generally compensated for these services on a fixed per member per month basis.

Indemnity Insurance Products

We offer insured PPO, POS and indemnity products as “stand-alone” products and as part of multiple option products in various markets. These products are offered by our health and life insurance subsidiaries, which are licensed to sell insurance in 49 states and the District of Columbia. Through these subsidiaries, we also offer auxiliary non-health products such as life, accidental death and dismemberment, dental, vision and behavioral health insurance. Our health and life insurance products are provided throughout most of our service areas.

Other Specialty Services and Products

We offer pharmacy benefits, behavioral health, dental and vision products and services (occasionally through strategic relationships with third parties), as well as managed care products related to cost containment for hospitals, health plans and other entities as part of our West Operations segment.

Pharmacy Benefit Management. We provide pharmacy benefit management (“PBM”) services to Health Net members through our subsidiary, Health Net Pharmaceutical Services (“HNPS”). HNPS provides integrated PBM services to approximately 2.7 million Health Net members who have pharmacy benefits, including approximately 680,000 Medicare members. In addition, pursuant to the United Administrative Services Agreements entered into as part of the Northeast Sale, we provide PBM services to approximately 450,000 individuals, including approximately 50,000 individuals under Medicare. For additional information regarding the Northeast Sale, see “—Northeast Operations Segment.” HNPS manages these benefits in an effort to achieve the highest quality outcomes at the lowest cost for its members. HNPS contracts with national health care providers, vendors, drug manufacturers and pharmacy distribution networks (directly and indirectly through a third party vendor), oversees pharmacy claims and administration, reviews and evaluates new FDA-approved drugs for safety and efficacy and manages data collection efforts to facilitate our health plans’ disease management programs.

HNPS focuses its effort on encouraging appropriate use of medications to enhance the overall member outcome while controlling overall cost to the health plan, member and employer. A committee of internal and external physicians and pharmacists selects medications by therapeutic class that offer demonstrable clinical value. A cost effective option is then selected from equivalently effective options.

HNPS provides affiliated and unaffiliated health plans various services including development of benefit designs, cost and trend management, sales and marketing support, and management delivery systems. HNPS outsources certain capital and labor-intensive functions of pharmacy benefit management, such as claims processing, mail order services and pharmacy network services.

Behavioral Health. We administer and arrange for behavioral health benefits and services through our subsidiary, Managed Health Network, Inc., and its subsidiaries (collectively “MHN”). MHN offers behavioral health, substance abuse and employee assistance programs (“EAPs”) on an insured and self-funded basis to groups in various states and is included as a standard part of most of our commercial health plans. MHN’s benefits and services are also sold in conjunction with other commercial and Medicare products and on a stand-alone basis to unaffiliated health plans (including the northeast health plans covered under the United Admistrative Services Agreements) and employer groups. During 2009, MHN continued to expand its product portfolio services and client base through enhanced product wellness and behavioral change programs, and workplace and work life services, as part of its EAP solutions. In 2009, MHN continued to implement, administer and monitor the non-medical counseling program for the U.S. Department of Defense (“Department of Defense”) under the Military Family Counseling Services program. See “—Government Contracts Segment—Other Department of Defense Contracts” for a description of this contract. MHN also holds contracts with the U.S. Department of State and the U.S. Agency for International Development (“USAID”) to provide EAP counseling services tailored for State Department and USAID employees and family members while posted overseas.

MHN’s products and services were provided, including pursuant to the United Administrative Services Agreements, to over 6.5 million individuals as of December 31, 2009, with approximately 140,000 individuals under risk-based programs, approximately 2.7 million individuals under self-funded programs and approximately 3.6 million individuals under EAPs, including those who are also covered under other MHN programs. For additional information regarding the Northeast Sale, see “—Northeast Operations Segment.” In 2009, MHN’s total revenues were $133 million. Of that amount, $67 million represented revenues from business with MHN affiliates and $66 million represented revenues from non-affiliate business.

Dental and Vision. We do not underwrite or administer stand-alone dental or vision products other than the stand-alone dental products that we underwrite in Oregon and Washington. During 2009, we made available to our current and prospective members in Arizona and California private label dental products through a strategic relationship with Dental Benefit Providers, Inc. (“DBP”) and private label vision products through a strategic relationship with EyeMed Vision Care LLC (“EyeMed”). Those stand-alone dental products were underwritten and administered by DBP and the stand-alone vision products were underwritten by Fidelity Security Life Insurance Company and administered by EyeMed affiliated companies. DBP also administers dental products and coverage we provide to our members in Oregon and Washington. Liberty Dental Plans of California, Inc. serves as the underwriter and administrator for the dental services we provide to our Medi-Cal and Healthy Families program enrollees.

Government Contracts Segment

Our Government Contracts segment includes our TRICARE contract for the North Region and other health care-related government contracts that we administer for the U.S. Department of Defense (the “Department of Defense”) and the U.S. Department of Veterans Affairs. Certain components of these contracts are subcontracted to unrelated third parties.

Under government-funded health programs, the government payor typically determines beneficiary fees and provider reimbursement levels. Contracts under these programs are generally subject to frequent change, including changes that may reduce or increase the number of persons enrolled or eligible, the revenue received by us or our administrative or health care costs under such programs. The amount of government receivables set forth in our consolidated financial statements represents our best estimate of the government’s liability to us under TRICARE and other federal government contracts. In general, government receivables are estimates and are subject to government audit and negotiation. See “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.”

TRICARE

Our wholly-owned subsidiary, Health Net Federal Services, LLC (“HNFS”), administers a large managed care federal contract with the Department of Defense under the TRICARE program in the North Region. We have been serving the Department of Defense since 1988 under the TRICARE program and its predecessor programs. We believe we have established a solid history of operating performance under our contracts with the Department of Defense. We believe there will be further opportunities to serve the Department of Defense and other governmental organizations, such as the Department of Veterans Affairs, in the future.

Our TRICARE contract for the North Region is one of three regional contracts awarded by the Department of Defense in August 2003 under the TRICARE Program. We commenced providing services under the North Region contract in 2004. The North Region contract is a five-year contract and covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers a small portion of Tennessee, Missouri and Iowa.

Under the TRICARE contract for the North Region, we provide health care services to approximately 3.1 million Military Health System (“MHS”) eligible beneficiaries, including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.3 million other MHS-eligible beneficiaries for whom we provide administrative services only. Eligible beneficiaries in the TRICARE program are able to choose from a variety of program options. They can choose to enroll in TRICARE Prime, which is similar to a conventional HMO plan, or they can select, on a case-by-case basis, to utilize TRICARE Extra, which is similar to a conventional PPO plan, or TRICARE Standard, which is similar to a conventional indemnity plan.

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

Under TRICARE Extra, eligible beneficiaries may utilize a TRICARE network provider but incur a deductible and co-payment which is greater than the TRICARE Prime co-payment. Under TRICARE Standard, eligible beneficiaries may utilize a TRICARE authorized provider who is not a network provider but pay a higher co-payment than under TRICARE Prime or TRICARE Extra. As of December 31, 2009, there were approximately 1.5 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

The TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs which is negotiated annually during the term of the contract, with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable and the collectibility is reasonably assured. As a result of changes in the estimate, during the year ended December 31, 2009, we recognized an increase in revenue of $40 million and an increase in cost of $49 million. The administrative price is paid on a monthly basis, one month in arrears and certain components of the administrative price are subject to volume-based adjustments.

We are paid within five business days for each health care claim run under the North Region contract based on paid claims with an annual reconciliation of the risk sharing provision. We are not responsible for providing most pharmaceutical benefits, claims processing for TRICARE and Medicare dual eligibles and certain marketing and education services.

The five-year North Region contract is subject to annual renewals on April 1 of each year at the option of the Department of Defense. In 2007, Congress passed legislation allowing for up to two additional years of extensions for all TRICARE regions, including the North Region contract, at the Department of Defense’s option. Subsequent to the passage of this legislation, we negotiated the terms, including administrative prices and health care target costs, of the North Region contract for the following three option periods with the Department of Defense: option period 6 (April 1, 2009 – March 31, 2010), option period 7 (April 1, 2010 – September 30, 2010), and option period 8 (October 1, 2010 – March 31, 2011). We are currently in the sixth option period of health care operations which is scheduled to conclude on March 31, 2010 unless extended by the Department of Defense. The Department of Defense has formally indicated its intent to exercise option periods 7 and 8 under our current contract for the North Region.

We submitted our final proposal to the Department of Defense for the third generation of TRICARE Managed Care Support contracts (referred to as “T3”) on January 2, 2009, and on July 13, 2009 we were notified by the Department of Defense that we were not selected to be the Managed Care Support Contractor under the T3 contract for the North Region. On July 20, 2009 we filed a protest with the Government Accountability Office (“GAO”) in connection with the T3 award decision made by the TRICARE Management Authority (“TMA”) citing a Procurement Integrity Act violation by the Department of Defense in releasing our initial proposed bid price to the public, including through its website. On July 23, 2009, the Department of Defense conducted a debriefing of the proposal evaluation and the basis for the award decision. On July 28, 2009, we filed a second protest with the GAO in connection with the T3 award decision, citing flaws in the proposal evaluation and award decision and other grounds for protest. The filing of our timely protest triggered an automatic suspension of the performance of the T3 North Region contract until the protest was decided by the GAO. This effectively stopped performance on the implementation of the T3 North contract. Also, the Department of Defense has indicated that, if transition work is resumed, the T3 North contractor will be given a ten month transition period prior to the start of health care delivery under the T3 North contract. However, the Department of Defense always has the authority to shorten the transition period to less than ten months.

On October 13, 2009, the GAO rendered a decision denying our July 20, 2009 protest, and on November 4, 2009, the GAO rendered a decision upholding our July 28, 2009 protest. The GAO sustained our July 28, 2009 protest on six grounds, including the appearance of impropriety based on an unfair competitive advantage stemming from the T3 contract awardee’s use of a former high-level government employee in preparing its proposal and such individual’s access to non-public proprietary information concerning our incumbent contract.

The GAO recommended that TMA conduct a new evaluation of the award of the T3 contract. With respect to the alleged unfair competitive advantage, GAO recommended that the contracting officer perform a thorough review regarding the scope of the former TMA employee’s access to non-public proprietary information and source selection sensitive information, which could have afforded the T3 contract awardee a competitive advantage in the preparation of its T-3 proposal. The GAO recommended that the contracting officer determine which actions, if any, should be taken to address the appearance of impropriety stemming from that individual’s participation in the preparation of the T3 contract awardee’s T-3 proposal. Regarding the other issues upon which the protest was sustained, the GAO recommended that TMA re-evaluate the proposals consistent with the opinion and make a new source selection decision.

On December 18, 2009, TMA sent a letter to the GAO indicating that it accepted the GAO’s recommendations and would take the requested corrective action. Specifically, TMA stated that it would prepare appropriate corrective action to address the flaws identified in the GAO decision, but only after the Department of Defense completed its review of the unfair competitive advantage issue and actions, if any, necessary to address the appearance of impropriety. The Department of Defense did not provide a timeline for concluding its review.

At this time, we are not able to determine what specific actions the Department of Defense will take in response to recommendations by the GAO, nor can we determine whether or not the protest decision by the GAO will have any effect upon the ultimate outcome of the contract award.

For additional information regarding our TRICARE contract for the North Region and the T3 North Region contract, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.”

Other Department of Defense Contracts

In 2007, MHN was awarded a five-year contract, the Military Family & Life Consultant Program (“MFLC”), to develop, administer and monitor the non-medical counseling program for service members. Services under the MFLC began on April 1, 2007 and will end in 2012, subject to an early termination provision which is based on a funding ceiling of approximately $542.5 million over the term of the contract. The funding ceiling was recently raised by $242.5 million over its originally estimated limit of $300 million. The program is designed to deliver short-term situational problem solving counseling, primarily with regard to stress factors inherent in the military lifestyle.

The services provided under these subcontracts are not TRICARE benefits and are provided independently from the services provided under our TRICARE contract for the North Region. Revenues for the MFLC subcontract for the year ended December 31, 2009 were $210.4 million and were $353.7 million since the contract’s inception.

Veterans Affairs

During 2009, HNFS administered eight contracts with the U.S. Department of Veterans Affairs to manage community-based outpatient clinics in eight states. HNFS also supported 21 other contracts with the U.S. Department of Veterans Affairs supporting 154 Veterans Affairs medical centers for claims repricing and audit services. Total revenues for our Veterans Affairs business were approximately $29 million for the year ended December 31, 2009. These revenues are derived from service fees received and have no insurance risk associated with them. MHN is a subcontractor in a program under the U.S. Department of Veterans Affairs, requiring MHN to make proactive outbound calls to returning veterans, perform assessments and make referrals to Veterans Affairs facilities.

Provider Relationships

We maintain a network of qualified physicians, hospitals and other health care providers in each of the states in which we offer network based managed care products and services.

Physician Relationships

The following table sets forth the number of primary care and specialist physicians contracted either directly with our HMOs or through our contracted participating physician groups (“PPGs”) as of December 31, 2009:

Primary Care Physicians (includes both HMO and PPO physicians)	35,652
Specialist Physicians (includes both HMO and PPO physicians)	134,837
Total	170,489

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

In our PPO plans, members are not required to select a primary care physician and generally do not require prior authorization for specialty care. For services provided under our PPO products and the out-of-network benefits of our POS products, we ordinarily reimburse physicians pursuant to discounted fee-for-service arrangements.

HNFS maintains a network of qualified physicians, facilities, and ancillary providers in the prime service areas of our TRICARE contract for the North Region. Services are provided on a fee-for-service basis. As of December 31, 2009, HNFS had 135,141 physicians, 2,492 facilities, and 13,190 ancillary providers in its TRICARE network.

Our behavioral health subsidiary, MHN, maintains a provider network comprised of approximately 46,526 psychiatrists, psychologists and other clinical categories of providers nationwide. Substantially all of these providers are contracted with MHN on an individual or small practice group basis and are paid on a discounted fee-for-service basis. Members who wish to access certain behavioral health services contact MHN and are referred to contracted providers for evaluation or treatment services. Generally, authorization for such services is for a limited number of appointments and must be renewed by MHN based on medical necessity. If a member needs inpatient services, MHN maintains a network of approximately 1,435 facilities.

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

Covered hospital-based care for our members is comprehensive. It includes the services of hospital-based physicians, nurses and other hospital personnel, room and board, intensive care, laboratory and x-ray services, diagnostic imaging and generally all other services normally provided by acute-care hospitals. Our nurses and medical directors are involved in a wide variety of medical management activities on behalf of our HMO and, to a somewhat lesser extent, PPO members. These activities can include discharge planning and case management, which often involves the coordination of community support services, including visiting nurses, physical therapy, durable medical equipment and home intravenous therapy.

Ancillary and Other Provider Relationships

Our health plan subsidiaries arrange for ancillary and other provider services, such as ambulance, laboratory, radiology, home health, chiropractic and acupuncture primarily through contracts with selected providers in their service areas. These contracts generally have multi-year terms or annual terms with automatic renewals and provide for payments on a variety of bases, including capitation, per diem rates, case rates and discounted fee-for-service schedules. In certain cases, these provider services are included in contracts our health plan subsidiaries have with PPGs and hospitals.

See “Item 1A. Risk Factors—If we are unable to maintain good relations with the physicians, hospitals and other providers that we contract with, our profitability could be adversely affected” for additional information on the risks associated with our provider relationships.

Additional Information Concerning Our Business

Competition

We operate in a highly competitive environment in an industry currently subject to significant changes from business consolidations, new strategic alliances, legislative reform and market pressures brought about by a better informed and better organized customer base. Our health plans face substantial competition from for-profit and nonprofit HMOs, PPOs, self-funded plans (including self-insured employers and union trust funds), Blue Cross/Blue Shield plans, and traditional indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than we do. The development and growth of companies offering Internet-based connections between health care professionals, employers and members, along with a variety of services, could also create additional competitors. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of benefit plans offered, size and quality of provider network, quality of service, responsiveness to user demands, financial stability, comprehensiveness of coverage, diversity of product offerings, and market presence and reputation. The relative importance of each of these factors and the identity of our key competitors vary by market. Over the past several years, a health plan’s ability to interact with employers, members and other third parties (including health care professionals) via the Internet has become a more important competitive factor. To that end, we continue to make technology investments to enhance our electronic interactions with third parties. We believe that we compete effectively against other health care industry participants in our West Operations segment.

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

Our largest competitor in Arizona is UnitedHealth Group, Inc. Our Arizona HMO also competes with Blue Cross Blue Shield of Arizona, CIGNA, Aetna and Humana Inc. Our Oregon health plan competes primarily with Kaiser, UnitedHealth Group, Providence, Regence Blue Cross/Blue Shield, PacificSource, Lifewise and ODS Health Plans, Inc.

Marketing and Sales

We market our products and services to individuals and employer groups through inside sales staff, independent brokers, agents and consultants and through the Internet. For our group health business, we market our products and services utilizing a three-step process. We first market to potential employer groups, group insurance brokers and consultants. We then provide information directly to employees once the employer has selected our health coverage. Finally, we engage members and employers in marketing for member and group retention. For our small group business, members are enrolled by their employer based on the plan chosen by the employer. In general, once selected by a large employer group, we solicit enrollees from the employee base directly. During “open enrollment” periods when employees are permitted to change health care programs, we use a variety of techniques to attract new enrollees and retain existing members, including, without limitation, direct mail, work day and health fair presentations and telemarketing. Our sales efforts are supported by our marketing division, which engages in product research and development, multicultural marketing, advertising and communications, and member education and retention programs.

Premiums for each employer group are generally contracted on a yearly basis and are payable monthly. We consider numerous factors in setting our monthly premiums, including employer group needs and anticipated health care utilization rates as forecasted by us based on the demographic composition of, and our prior experience in, our service areas. Premiums are also affected by applicable state and federal law and regulations that may directly or indirectly affect premium setting. For example, California law prohibits experience rating of small group accounts (taking the group’s past health care utilization and costs into consideration). Mandated benefits (requiring the coverage of certain benefits as a matter of law, whether desired by the group or not) also affect premiums. For example, in California and elsewhere, mental health parity laws have generally broadened mental health benefits under health insurance policies offered by us and other carriers.

In some of our markets we sell individual policies, which are generally sold through independent brokers and agents. In some states (including California) and for certain products, carriers are allowed to individually underwrite these policies (i.e. select applicants to whom coverage will be provided and others who are denied), although in other states there may be a requirement of guaranteed issue with respect to certain lines of business that restricts the carrier’s discretion. In guaranteed issue states, exclusions for preexisting conditions are generally permitted. In California, current law and regulations allow carriers to individually underwrite policies sold to individual and families, as well as large groups, but small group policies may not be underwritten. The completion of customary underwriting procedures may be a prerequisite to the carrier’s exercise of any cancellation or rescission right with respect to an issued policy, and the public interest in this practice has caused and may continue to cause additional legislation, regulation and the development of case law which may further restrict carriers in this regard.

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

Information Technology

In 2009, we continued our multi-year effort to consolidate claim processes across the enterprise, improve enterprise data analytics and consolidate service centers and associated staff. We also completed significant IT applications and infrastructure outsourcing work that has enabled us to improve claim turnaround times, auto adjudication rates, electronic data interchange and internet capabilities.

The transition to the outsourced IT operating model was also the first phase of our three-phased plan designed to enhance our IT service delivery, increase our agility and improve our decision making capability. We have initiated the second phase of our IT systems improvement strategy, technology optimization, to simplify and improve our technology environment, and to provide technology renewal for desktops, networks, and servers. In 2009, we made significant progress in improving our technology platform by renewing technology and initiating the transition of our data center operations to a third-party vendor. We expect to complete the move of our data center operations to our third party vendor in early 2010. Technology renewal and optimization initiatives will continue throughout 2010. Additionally, we will begin work in 2010 on the third phase of our IT strategy, a multi-year effort to evolve and advance our business process and business service focused systems, and to modernize our information systems, applications and enterprise architecture. This work will support industry imperatives, position us for potential health care reform, improve our overall ability to respond to changes in the marketplace, and make it easier to do business with us. However, there are risks associated with these efforts, including the risks associated with moving our data center operations to a third-party vendor. See “Item 1A. Risk Factors—If we fail to effectively maintain our management information systems, it could adversely affect our business” and “—We are subject to risks associated with outsourcing services and functions to third parties.”

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

Accreditation

We pursue accreditation for certain of our health plans from the National Committee for Quality Assurance (“NCQA”) and the Utilization Review Accreditation Commission (“URAC”). NCQA and URAC are independent, non-profit organizations that review and accredit HMOs and other healthcare organizations. HMOs that comply with review requirements and quality standards receive accreditation. The commercial lines of business of our Arizona and California HMO subsidiaries have both received NCQA accreditation with a score of “excellent,” which is the highest score NCQA awards. HN California’s Medicare and Medicaid lines of business also received NCQA accreditation with a score of “excellent.” Our MHN subsidiary has received URAC accreditation.

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

Federal Legislation and Regulation

Medicare Legislation and Regulation. Comprehensive legislation, including the MMA and the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), governs our Medicare program. In addition, our Medicare contracts and our provision of administrative services pursuant to the United Administrative Services Agreements are subject to regulation by CMS. CMS has the right to audit Medicare contractors and the health care providers and administrative contractors who provide certain services on their behalf to determine the quality of care being rendered and the degree of compliance with CMS’ contracts and regulations.

In response to MIPPA, CMS promulgated regulations governing the marketing and sale of Medicare Advantage and PDP products. These regulations prohibit certain marketing activities by contracted and in-house sales producers, including outbound calling, and place new requirements on amounts and duration of compensation payable to contracted producers. We could be subject to monetary and other sanctions by CMS for a contracted or in-house sales producer’s violation of these regulations.

In late 2008, CMS performed a routine audit of certain of our Medicare Advantage, Private Fee For Service and PDP products and found deficiencies in many of the business areas included in the review. On August 6, 2009, CMS accepted our corrective action plan relating to the 2008 audit. In December 2009, CMS performed a focused audit to assess our implementation of the corrective action plan. We received CMS’ report on the focused audit and related corrective action request on January 11, 2010 and submitted our corrective action plan to CMS for review and approval on February 26, 2010. CMS found deficiencies in many of the business areas included in the review, including several repeat findings from previous audits, which were submitted to CMS Central Office for review.

On January 7, 2010, we were notified by CMS that, due to certain pharmacy claims processing errors, none of our stand-alone PDP plans would be considered “available” for the purposes of the process through which CMS randomly assigns low-income subsidy (“LIS”) eligible Medicare beneficiaries not otherwise enrolled in PDP plans into stand-alone PDP plans, effective February 1, 2010. In its notice to us, CMS indicated that it would work with us to develop a corrective action plan in this regard, but at this time, we have not received a corrective action request from CMS.

See “Item 1A. Risk Factors—Federal and state audits, review and investigations of us and our subsidiaries could have a material adverse effect on our operations” for description of the risks associated with the CMS audit and the suspension of our auto-enrollment for LIS beneficiaries.

Medicaid and Related Legislation. Federal law has also implemented other health programs that are partially funded by the federal government, such as the Medicaid program (known as Medi-Cal in California) and CHIP (known as Healthy Families in California). Our Medi-Cal program is regulated and administered by the California Department of Health Care Services and Healthy Families is regulated by the Managed Risk Medical Insurance Board. Our provision of administrative services to United and certain of its affiliates pursuant to the United Administrative Services Agreements is subject to regulation by the New Jersey Department of Human Services and Division of Medical Assistance and Health Services. Federal funding remains critical to the viability of these programs, particularly in light of California’s state budget deficits. Federal law permits the federal government to oversee and, in some cases, to enact, regulations and other requirements that must be followed by California. Medicaid is administered at the federal level by CMS; CHIP is administered by the Health Resources and Services Administration, another arm of the Department of Health and Human Services.

Privacy Regulations. The use, disclosure and maintenance of individually identifiable health information and other data by our businesses is regulated by various laws at the federal, state and local level. These laws and regulations are changed frequently by legislation or administrative interpretation. Most of those laws are derived from Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the privacy provisions in the federal Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Gramm-Leach-Bliley Act”), although there are an increasing number of state laws that require notification to individuals and regulatory authorities in the event of a security breach and that specifically regulate the use and disclosure of social security numbers.

HIPAA and the implementing regulations that have been adopted in connection therewith impose obligations for group health plans and issuers of health insurance coverage (such as health insurers and health maintenance organizations) relating to the privacy and security of protected health information including electronically transmitted protected health information (collectively, “PHI”). The regulations, which relate to the privacy and security of PHI, require health plans, health care clearinghouses and providers to:

•	comply with various requirements and restrictions related to the use, storage and disclosure of PHI,

•	adopt rigorous internal procedures to protect PHI,

•	create policies related to the privacy of PHI,

•	enter into specific written agreements with business associates to whom PHI is disclosed, and

•	notify individuals and regulatory authorities if PHI is compromised.

The regulations also establish significant criminal penalties and civil sanctions for non-compliance. Recent developments in this area include the Health Information Technology for Economic and Clinical Health (HITECH) Act, which became fully effective in February, 2010. The HITECH Act expands the HIPAA rules for security and privacy safeguards, including improved enforcement, additional limitations on use and disclosure of PHI and additional potential penalties for non-compliance. See “Item 1A. Risk Factors—If we fail to comply with restrictions on patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain its confidentiality, our reputation and business operations could be materially adversely affected” for additional information on a recent information security breach.

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

State Laws and Regulations

Our West Operations HMOs, insurance companies and behavioral health plan are subject to extensive state regulation. Set forth below are the principal regulatory agencies that govern these health plans and insurance companies.

Company	Regulatory Agency

Arizona HMO	Arizona Department of Insurance

California HMO	California Department of Managed Health Care

Oregon HMO	Oregon Department of Consumer and Business Services

Health Net Life Insurance Company (Arizona and California PPO)	California Department of Insurance generally, and the Department of Insurance of each state in which it does business

MHN	California Department of Managed Health Care, New York Department of Insurance

Additionally, the administrative services that we provide to United and certain of its affiliates as part of our Northeast Operations are subject to state laws and regulations. The Connecticut Department of Insurance, the New Jersey Department of Banking and Insurance, the New Jersey Department of Human Services and Division of Medical Assistance and Health Services (for Medicaid only), the New York Department of Insurance and the New York Department of Health are the principal state regulatory agencies that govern our provision of administrative services in the Northeast pursuant to the United Administrative Services Agreements. For additional information about our Northeast Operations segment, see “—Northeast Operations Segment.”

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

PPO regulation also varies by state, and while these regulations generally cover all or most of the subject areas referred to above, the regulation of PPO products and carriers tends to be less intensive than regulation of HMOs.

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

Pending Federal and State Legislation

There are a number of other legislative initiatives and proposed regulations currently pending or previously proposed at the federal and state levels which could increase regulation of, and costs incurred by, the health care industry. For example, the United States Senate and House of Representatives recently passed separate bills relating to health care reform. These bills have not yet been reconciled with each other or signed into law. These measures and other initiatives, if enacted, could have significant adverse effects on our operations. See “Item 1A. Risk Factors—Potential health care reform legislation being considered by Congress may adversely affect us”

and “—Changes to federal and state legislation and regulations affecting the managed health care industry could adversely affect us.” We cannot predict the outcome of any of the pending legislative or regulatory proposals, nor the extent to which we may be affected by the enactment of any such legislation or regulation.

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

Employees

As of December 31, 2009, Health Net, Inc. and its subsidiaries employed 8,719 persons on a full-time basis and 203 persons on a part-time or temporary basis. These employees perform a variety of functions, including, among other things, provision of administrative services for employers, providers and members; negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers; handling of claims for payment of hospital and other services; and provision of data processing services. Our employees are not unionized and we have not experienced any work stoppages since our inception. We consider our relations with our employees to be very good.

Dependence Upon Customers

The federal government is the only customer of our Government Contracts segment, with premiums and fees accounting for 100% of our Government Contracts revenue. See “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.” In addition, the federal government is a significant customer of our West Operations segment as a result of our contract with CMS for coverage of Medicare-eligible individuals, including Part D prescription plans, state agencies for federally-subsidized Medicaid and CHIP programs, and coverage of federal employees under the Federal Employees Health Benefits Program. Medicare premiums accounted for 23% of our total premium revenue in 2009.

Shareholder Rights Plan

On July 27, 2006, our Board of Directors adopted a shareholder rights plan pursuant to a Rights Agreement with Wells Fargo Bank, N.A. (the “Rights Agent”), dated as of July 27, 2006 (the “Rights Agreement”).

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

Item 1A. Risk Factors

Cautionary Statements

The following discussion, as well as other portions of this Annual Report on Form 10-K, contain “forward-looking statements” within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements, other than statements of historical information provided or incorporated by reference herein, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Actual results could differ materially due to, among other things, costs, fees and expenses related to the post-closing administrative services to be provided under the United Administrative Services Agreements entered into in connection with the Northeast Sale; potential termination of the United Administrative Services Agreements by the service recipients should we breach such agreements or fail to perform all or a material part of the services required thereunder; any liabilities of our Northeast operations that were incurred prior to the closing of the Northeast Sale as well as those liabilities incurred through the winding-up and running-out period of the Northeast operations; potential termination of our TRICARE North operations; potential health care reform; rising health care costs; continued recessionary economic conditions or a further decline in the economy; negative prior period claims reserve developments; trends in medical care ratios; unexpected utilization patterns or unexpectedly severe or widespread illnesses; membership declines; rate cuts affecting our Medicare or Medicaid businesses; litigation costs; regulatory issues; operational issues; investment portfolio impairment charges; volatility in the financial markets; and general business and market conditions. Additional factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth below and the risks discussed in our other filings from time to time with the SEC.

Any or all forward-looking statements in this Annual Report on Form 10-K and in any other public filings or statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many of the factors discussed below will be important in determining future results. These factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors or other communications by us. You should not place undue reliance on any forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date thereof. Except as may be required by law, we do not undertake to address or update forward-looking statements.

Potential health care reform legislation being considered by Congress may adversely affect us.

The issue of affordable health insurance and the challenge of covering the uninsured have generated significant amounts of public attention. The United States Senate and House of Representatives passed separate health care reform bills in late 2009. These bills have not yet been reconciled or signed into law. In addition, certain members of Congress have proposed a single-payer health care system, a government health insurance option to compete with private plans and other expanded public health care measures. It is possible that any final health care reform legislation could include one or more of the following elements, some of which would change the dynamics of the health care industry:

•	Requirement that health plans pay significantly higher taxes, including a special assessment or annual operating fee for health insurance providers to fund the legislation;

•	An excise tax on high cost employer-provider health coverage to fund the legislation;

•

Regulation of the individual coverage market by restricting or mandating premium levels or mandating coverage for individuals with pre-existing medical conditions, restricting our underwriting discretion, or restricting our ability to rescind coverage based on a member’s misrepresentations and omissions;

•

Require prior regulatory approval of premium rate increases, or other requirements that would limit the ability of health plans and insurers to vary premiums and/or accurately price based on assessments of underlying risk;

•	Elimination of certain caps on health care coverage;

•	A health care exchange to facilitate uninsured individuals’ access to health care coverage from private companies; and

•

Other steps to expand access to health insurance in a manner that significantly restricts a health insurer or health plan’s ability to effectively manage risk and limits insurance company profitability, including by regulating the medical cost ratio.

We do not currently know what the ultimate outcome of the reconciliation process or the legislation will be. Any health care reform may be phased in over a number of years, but, if enacted and depending on the provisions contained in any final legislation, could have a material adverse impact on our business, cash flows, financial condition or results of operations.

Changes to federal and state legislation and regulations affecting the managed health care industry could adversely affect us.

The United States Congress and state legislatures and federal and state regulatory agencies frequently consider legislative proposals and regulatory initiatives that, if enacted, could materially affect the managed health care industry and the regulatory environment and could have material adverse effects on our operations, including subjecting us to additional restrictions on our business operations, regulatory compliance costs and litigation risk. Such measures have proposed, among other things, to:

•	Restrict or eliminate health insurers and health plans in the marketplace;

•	Reduce government funding of government-sponsored health programs in which we participate, like Medicare Advantage;

•

Mandate certain benefits and administrative or other services that could increase the cost of healthcare or administrative services, or restrict our right to manage the member’s care through authorization requirements, requirements of medical necessity, or formularies for covered pharmaceuticals;

•	Restrict a health insurer or health plan’s profitability or require health plans to pay significantly higher taxes;

•

Restrict our ability to contract with and manage access to providers and provider groups, enhance certain provider payments or appeal rights, or restrict our ability to select and terminate providers; and

•	Mandate certain grievance and appeal rights for our members or providers, including establishment of third-party reviews of certain care decisions.

In addition to the managed care reform legislation being considered by Congress, governors and state legislatures are considering various proposals to cover the uninsured in states where we conduct business, including California. Proposals under consideration at both the state and federal levels include, but are not limited to, restructuring the health insurance market to mandate coverage, imposing various taxes and fees on insurance companies and on insurance coverage and arrangements, guaranteeing insurance in the individual market, merging individual and small group markets, mandating minimum medical care ratios, placing a cap on premiums, requiring prior regulatory approval of premium rate increases or otherwise expanding access to health insurance in a manner that could limit the profitability or marketability of our health benefits or managed care products.

From time to time, Congress also has considered various forms of managed care reform legislation which, if adopted, could fundamentally change the treatment of coverage decisions under ERISA. Additionally, there is legislative interest in modifying ERISA’s preemptive effect on state laws and litigants’ ability to seek damages beyond the benefits offered under their health plans. If adopted, such limitations could permit greater state regulation of our operations, could increase our liability exposure and could expand the scope of damages available to litigants.

We cannot predict the outcome of the legislative and regulatory proposals described above or any other such legislative or regulatory proposals, nor the extent to which we may be affected by the enactment of any such legislation or regulations. Such legislation or regulation, including measures that would cause us to change our current manner of operation or increase our exposure to liability, could have a material adverse effect on our business, cash flows, results of operations, financial condition and ability to compete in our industry.

Our profitability will depend, in part, on our ability to accurately predict and control health care costs.

A substantial majority of the revenue we receive is used to pay the costs of health care services and supplies delivered to our members. The total amount of health care costs we incur is affected by the number and type of individual services provided and the cost of each service. Our future profitability will depend, in part, on our ability to accurately predict health care costs and to manage future health care utilization and costs through underwriting criteria, utilization management, product design and negotiation of favorable professional and hospital contracts. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs or limit our ability to negotiate favorable rates. Changes in utilization rates; demographic characteristics; the regulatory environment, including proposed restrictions on our ability to implement changes in premium rates; health care practices; inflation; new technologies; clusters of high-cost cases; continued consolidation of physician, hospital and other provider groups and numerous other factors affecting health care costs may adversely affect our ability to predict and control health care costs as well as our financial condition, results of operations and cash flows. In addition, a large scale public health epidemic could affect our ability to control health care costs. See “—Large-scale public health epidemics and/or terrorist activity could cause us to incur unexpected health care and other costs and could materially and adversely affect our business, financial condition and results of operations.”

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

As a measure of the impact of medical costs on our financial results, relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for our health plan products, our annual net earnings for 2009 would have been reduced by approximately $107 million. The inability to forecast and manage our health care costs could have a material adverse effect on our business, financial condition or results of operations.

We face competitive pressure to contain premium prices.

In addition to the challenge of controlling health care costs, we face competitive pressure to contain premium prices. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, price will continue to be a significant basis of competition. Our premium revenue is set in advance of the actual delivery of services, and, in certain circumstances, before contracting with providers. While we attempt to take into account our estimate of expected health care costs over the premium period in setting the premiums we charge or bid, factors such as competition, new or changed regulations and other circumstances may limit our ability to fully base premiums on estimated costs. In addition, many factors may, and often do, cause actual health care costs to exceed those costs estimated and reflected in premiums or bids. These factors may include increased utilization of services, increased cost of individual services, catastrophes, epidemics, unanticipated seasonality, new mandated benefits or other regulatory changes, and insured population characteristics. In addition, several states are considering legislative proposals to require prior regulatory approval of premium rate increases. Our financial condition or results of operations could be adversely affected by significant disparities between the premium increases of our health plans and those of our major competitors or by limitations on our ability to increase or maintain our premium levels.

In 2009, we continued to see decreases in our total commercial membership as we sought to improve margins. Any future increase in premiums could result in the loss of members. Additionally, there is always the possibility that adverse risk selection could occur when members who utilize higher levels of health care services compared with the insured population as a whole choose to remain with our health plans rather than risk moving to another plan. This could cause health care costs to be higher than anticipated and therefore cause our financial results to fall short of expectations.

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

As a result of the Northeast Sale, our business is regionally concentrated. In the event our TRICARE North operations are discontinued, our business could become more regionally concentrated.

As a result of the Northeast Sale, our business operations are now concentrated in the states of California, Arizona and Oregon, and all of our Medicaid operations are in the state of California. Due to this concentration in a small number of states, in particular, California, we are exposed to the risk of a deterioration in our financial results if our health plans in these states, in particular, California, experience significant losses. In addition, our financial results could be adversely affected by economic conditions in these states. If the economic conditions in the state of California or in the other states in which we operate continue to deteriorate, we may experience reductions in existing and new business, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if reimbursement payments from a state are significantly delayed, our results of operations could be adversely affected. Losses of accounts or deterioration in margins in any one of the states in which we operate could have an adverse effect on our financial condition or results of operations. See “—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.”

In July 2009, we were notified by the Department of Defense that we were not selected to by the managed care support contractor under the new T3 North Region contract. Our protest of this decision was upheld by the GAO, and the Department of Defense will undertake a re-evaluation of the bids as a result of the protest decision. At this time, we are unable to determine whether the re-evaluation will have any effect upon the ultimate outcome of the contract award. See “Item 1. Business —Segment Information—Government Contracts Segment—TRICARE” for the details regarding the status of the T3 North Region contract award. If our TRICARE North operations are concluded, the regional concentration of our remaining business will increase significantly, further increasing our exposure to a deterioration in our financial results if our operations in these states experience significant losses.

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

Our businesses are subject to extensive federal and state laws and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements and periodic examinations by governmental agencies. These laws and regulations are generally intended to benefit and protect providers and health plan members rather than stockholders of managed health care companies such as Health Net. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering these regulations to interpret them and to impose substantial fines when they believe violations have occurred. Regulatory agencies have imposed substantial fines against us in the past, and may impose substantial fines against us in the future if they determine that we have not complied with applicable laws and regulations. Existing or future laws and rules could force us to change how we do business and may restrict our revenue and/or enrollment growth, and/or increase our health care and administrative costs, and/or increase our exposure to liability with respect to members, providers or others. See “—Potential health care reform legislation being considered by Congress may adversely affect us” and “—Changes to federal and state legislation and regulations affecting the managed health care industry could adversely affect us.” Further, individual associates may violate these laws and rules, notwithstanding our internal policies and compliance programs. See “—If we fail to comply with restrictions on patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain its confidentiality, our reputation and business operations could be materially adversely affected.”

Our HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates, approval of policy language and benefits, appeals and grievances with respect to benefit determinations, provider contracting, utilization management, issuance and termination of policies, claims payment practices and a wide variety of other regulations relating to the development and operation of health plans. There can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses, or that regulatory changes will not have a material adverse effect on us. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Statutory Capital Requirements” for additional information.

As a government contractor, we are subject to U.S. government oversight. The government may ask about and investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those audits and investigations, the government could make claims against us. Under government procurement regulations and practices, a negative determination resulting from such claims could result in a contractor being fined, debarred and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time. In addition, we are subject to state and federal false claims laws that generally prohibit the submission of false claims for reimbursement or payment to government agencies. Courts have imposed substantial fines and penalties against companies found to have violated these laws. We are also exposed to other risks associated with U.S. government contracting, including dependence upon Congressional appropriation and allotment of funds. In addition, delays in obtaining, or failure to obtain or maintain, governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or the number of our members, increase costs or adversely affect our ability to bring new products to market as forecasted.

Medicare programs represent a significant portion of our business and are subject to risk.

Medicare programs represent a significant portion of our business, accounting for approximately 31% of our total premium revenue in our West Operations reportable segment in 2009 and an expected 30% in 2010. Over the last several years, we have significantly expanded our Medicare health plans and restructured our Medicare program management team and operations to enhance our ability to pursue business opportunities presented by the MMA and the Medicare program generally.

The current administration has made it clear that the reduction of Medicare expenditures is an important part of health reform. If the cost and complexity of any changes to the Medicare program exceed our expectations or prevent effective program implementation; if the government alters or further reduces funding of Medicare programs; if we fail to design and maintain programs that are attractive to Medicare participants; if CMS suspends our ability to market, or enroll members in, our Medicare products; or if we are not successful in winning contract renewals or new contracts under the MMA’s competitive bidding process, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, and we may not be able to realize any return on our investments in Medicare initiatives. See “—Federal and state audits, review and investigations of us and our subsidiaries could have a material adverse effect on our operations” for information on our recent CMS audit and details on the recent suspension of our auto-enrollment for LIS beneficiaries.

There are specific risks associated with our provision of Medicare Part D prescription drug benefits under the MMA. These risks include potential uncollectibility of receivables, inadequacy of pricing assumptions, inability to receive and process information and increased pharmaceutical costs, as well as the underlying seasonality of this business, and extended settlement periods for claims submissions. In addition, in connection with our participation in the Medicare Advantage and Part D programs, we regularly record revenues associated with the risk adjustment reimbursement mechanism employed by CMS. This mechanism is designed to appropriately reimburse health plans for the relative health care cost risk of its Medicare enrollees. Because the recorded revenue is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be significantly greater or less than the amounts we initially recognize on our financial statements.

A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.

Approximately 51% of our 2009 total revenues relate to federal, state and local government health care coverage programs, such as Medicare, Medicaid and TRICARE. All of the revenues in our Government Contracts segment come from the federal government. Under government-funded health programs, the government payor typically determines premium and reimbursement levels. If the government payor reduces premium or reimbursement levels or increases them by less than our costs increase, and we are unable to make offsetting adjustments through supplemental premiums and changes in benefit plans, we could be adversely affected. The amount of government receivables set forth in our consolidated financial statements represents our best estimate of the government’s liability to us under TRICARE and other federal government contracts. In general, government receivables are estimates and subject to government audit and negotiation. In addition, inherent in government contracts are an uncertainty of and vulnerability to disagreements with the government. Final amounts we ultimately receive under government contracts may be significantly greater or less than the amounts we initially recognize on our financial statements.

Contracts under our government programs are generally subject to frequent change, including changes that may reduce the number of persons enrolled or eligible, reduce the revenue received by us or increase our administrative or health care costs under such programs. Changes of this nature could have a material adverse effect on our business, financial condition or results of operations. Changes to government health care coverage programs in the future may also affect our willingness to participate in these programs.

After the Northeast Sale, our Medicaid operations are solely in the state of California. California is currently experiencing an unprecedented budget deficit, and the Governor of California has proposed significant spending cuts for services as part of the 2010 and 2011 budget, some of which could result in reductions in enrollment in or reimbursement from the Medi-Cal and Healthy Families programs. Any enrollment freeze or additional significant reduction in payments received in connection with Medi-Cal, the Healthy Families program or similar programs could adversely affect our business, financial condition or results of operations, particularly as our Medi-Cal membership increases due to current economic conditions. In addition, California could impose requirements on the Medi-Cal program that make continued operations not feasible.

Health care operations under our TRICARE North contract are scheduled to conclude on March 31, 2010, unless extended by the Department of Defense. We have been formally notified by the Department of Defense that it intends to exercise two additional option periods under our current North Region contract which, if both were exercised, would extend our existing TRICARE contract through March 31, 2011. We were not selected to be the managed care support contractor under the T3 contract for the North Region and protested that decision. See “Item 1. Business—Segment Information—Government Contracts Segment—TRICARE” for additional information regarding the T3 contract for the North Region. The filing of our protest triggered an automatic suspension of the performance of the T3 North contract which had the effect of stalling the transition implementation of the T3 North contract. The Department of Defense has indicated that if transition work is resumed, the contractor will be given a ten month transition period prior to the start of health care delivery under the contract.

There can be no assurance that the Department of Defense will exercise both option periods under our current TRICARE contract or that it will not shorten the transition period to the new contract to less than ten months. If the additional option periods under the current contract are not exercised or the transition period under the new contract is shortened, our results of operations could be adversely affected. In addition, if we are not awarded the T3 North contract following the re-evaluation of the bids, we may be forced to wind-down our TRICARE operations after our existing contract concludes. The winding-down process could result in the need to incur a significant impairment charge due to severance and other costs incurred to terminate the operations that are in excess of transition-out payments received from the Department of Defense. The loss of the TRICARE business could have an adverse effect on our financial condition or results of operations.

Federal and state audits, review and investigations of us and our subsidiaries could have a material adverse effect on our operations and financial condition.

We have been and, in some cases, currently are, involved in various federal and state governmental audits, reviews and investigations. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments and others pertaining to financial performance, market conduct and regulatory compliance issues. From time to time, CMS audits the risk adjustment scores that we apply to our Medicare members. For additional detail on the risk adjustment reimbursement mechanism employed by CMS and risks associated with our Medicare business, see Note 2 to our consolidated financial statements and “—Medicare programs represent a significant portion of our business and are subject to risk.” Such audits, reviews and investigations could result in the loss of licensure or the right to participate in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services. We have entered into consent agreements relating to, and in some instances have agreed to pay fines in connection with, several recent audits and investigations. In addition, state attorneys general have become increasingly active in investigating the activities of health plans, and we have received in the past, and may continue to receive in the future, subpoenas and other requests for information as part of these investigations.

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

Beginning in November 2008, CMS performed a routine audit of certain of our Medicare Advantage, Private Fee For Service and PDP products and found deficiencies in many of the business areas included in the review. On August 6, 2009, CMS accepted our corrective action plan relating to the 2008 audit. In December 2009, CMS performed a focused audit to assess our implementation of the corrective action plan. We received CMS’ report on the focused audit and related corrective action request on January 11, 2010 and submitted our corrective action plan to CMS for review and approval on February 26, 2010. CMS found deficiencies in many of the business areas included in the review, including several repeat findings from previous audits, which were submitted to CMS Central Office for review. If the CMS Central Office believes that the repeat deficiencies are substantial, it could levy enforcement actions against us, including financial penalties and/or the suspension of marketing and enrollment into our Medicare products. Additionally, on January 7, 2010, we were notified by CMS that, due to certain pharmacy claims processing errors, none of our stand-alone PDP plans would be considered “available” for the purposes of the process through which CMS randomly assigns low-income subsidy (“LIS”) eligible Medicare beneficiaries not otherwise enrolled in PDP plans into stand-alone PDP plans, effective February 1, 2010. In its notice to us, CMS indicated that it would work with us to develop a corrective action plan in this regard, but we have not received a corrective action request from CMS. At this time, we do not expect the suspension of our auto-enrollment for LIS beneficiaries to have a material adverse effect on our Medicare business; however, if CMS were to impose substantial financial penalties and/or suspend the marketing of and enrollment into our other Medicare products for a significant period of time in the future, it could have a material adverse effect on our Medicare business.

In addition, from time to time, agencies of the U.S. government investigate whether our operations are being conducted in accordance with regulations applicable to government contractors. Government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines and/or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting, which could have a material adverse effect on our financial condition and results of operations.

We face risks related to litigation, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, we incur material expenses in the defense of litigation and our results of operations or financial condition could be adversely affected if we fail to accurately project litigation expenses.

We are currently, and may become in the future, subject to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, breach of contract actions, tort claims, fraud and misrepresentation claims, shareholder suits, including suits for securities fraud, and intellectual property and real estate related disputes. In addition, we incur and likely will continue to incur potential liability for claims related to the insurance industry in general and our business in particular, such as claims by members alleging failure to pay for or provide health care, poor outcomes for care delivered or arranged, improper rescission, termination or non-renewal of coverage, insufficient payments for out-of-network services and claims relating to information security breaches; claims by employer groups for return of premiums; and claims by providers, including claims for withheld or otherwise insufficient compensation or reimbursement, claims related to self-funded business and claims related to reinsurance matters. Such actions can also include allegations of fraud, misrepresentation, and unfair or improper business practices and can include claims for punitive damages. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against various managed care organizations, including us. In some of the cases pending against us, substantial non-economic or punitive damages are also being sought. Additionally, in periods prior to and subsequent to acquisitions, divestitures and other significant transactions, there may be attempts to bring lawsuits or other actions to block or unwind these transactions. For instance, on January 13, 2010, the Connecticut State Medical Society, together with two member physicians in their individual capacities, filed an appeal in the Superior Court in New Britain, Connecticut seeking to overturn the Connecticut Department of Insurance’s approval of the Northeast Sale.

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

The level of our administrative expenses can affect our profitability, and our ability to manage administrative expense increases is difficult to predict. While we attempt to effectively manage such expenses, including through the development of online functionalities and other projects designed to create administrative efficiencies, increases in staff-related and other administrative expenses may occur from time to time. These increases could be caused by any number of things, including difficulties or delays in projects designed to create administrative efficiencies, reliance on outsourced services, acquisitions and divestitures, business or product start-ups or expansions, changes in business or regulatory requirements, including compliance with HIPAA regulations, or other reasons. In November 2007, we announced a reorganization plan to enhance efficiency and achieve general and administrative cost savings. The reorganization is nearly complete and is intended to enable us to streamline our operations, including combining duplicative administrative and operational functions and outsourcing certain operations where appropriate. However, there can be no assurance that the reorganization will produce the anticipated savings.

Under the United Administrative Services Agreements, HNNE has agreed to provide certain administrative services to the Acquired Companies until all of their members have either transitioned to legacy United products or non-renewed. As these operations wind-down, we will seek to reduce the scale of, and ultimately eliminate, certain of our administrative functions. In addition, we will need to reduce the scale of our overhead to reflect the smaller size of the remaining company. In the event that the costs of the wind-down are greater than we anticipated, our profitability could be adversely affected. There can be no assurances that these efforts will not significantly disrupt our operations, thereby negatively impacting our financial performance. Furthermore, our failure to successfully adjust our overhead and administrative expenses in proportion to the wind-down could have an adverse effect on our business, financial condition or results of operations.

In addition to managing administrative expenses, our profitability is also affected by our ability to effectively and quickly respond to events that require significant reductions and changes to the allocation of our administrative expenses. In the event that our TRICARE North operations are concluded, this will render redundant many of the management, administrative and operational functions previously required to maintain those operations. See “—Segment Information—Government Contracts Segment—TRICARE” for additional detail regarding the status of the T3 North Region award. While we will need to significantly reduce, reallocate or eliminate these redundant administrative expenses, we cannot guarantee you that we will be successful in making these cuts and adjustments at a pace that will maintain or increase our profitability. In addition, we would expect to incur significant restructuring charges due to severance and other costs if we terminate our TRICARE North operations. Failure to adjust our overhead and other administrative expenses in proportion to these events could have a material adverse effect on our business, financial condition or results of operations.

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

We contract with professional providers in California primarily through capitation fee arrangements. Under a capitation fee arrangement, we pay a provider group a fixed amount per member on a regular basis and the provider group accepts the risk of the frequency and cost of member utilization of professional services, and in some cases, institutional services. Provider groups that enter into capitation fee arrangements generally contract with specialists and other secondary providers, and may contract with primary care physicians, to provide services. The inability of provider groups to properly manage costs under capitation arrangements can result in their financial instability and the termination of their relationship with us. A provider group’s financial instability or failure to pay secondary providers for services rendered could be exacerbated by the economic recession, and could lead secondary providers to demand payment from us, even though we have made our regular capitated payments to the provider group. Depending on state law, we could be liable for such claims. In California, for instance, the liability of our HMO subsidiaries for unpaid provider claims has not been definitively settled. There can be no assurance that we will not be liable for unpaid provider claims. There can also be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with secondary providers, the failure of any of which could have an adverse effect on the provision of services to members and our operations. Moreover, with the completion of the Northeast Sale our dependence on capitated provider groups has increased, as 68 percent of our West Operations members were enrolled with capitated provider groups as of December 31, 2009. Our strategy to expand commercial membership through narrow network products also places a greater emphasis on our relationships with certain capitated provider groups, as narrow network products significantly restrict covered members’ access to certain hospitals and physicians. If these capitated provider groups cannot provide comprehensive services to our members in narrow network products or encounter financial difficulties, it could have an adverse effect on the provision of services to members and our operations.

Some providers that render services to our members and insureds that have coverage for out-of-network services are not contracted with our plans and insurance companies. In those cases, there is no pre-established understanding between the provider and the plan about the amount of compensation that is due to the provider; rather, the plan’s obligation is to reimburse the member based upon the terms of the member’s plan. In some states and product lines, the amount of reimbursement is defined by law or regulation, but in most instances it is established by a standard set forth in the plan that is not clearly translated into dollar terms, such as “maximum allowable amount” or “usual, customary and reasonable.” In such instances providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with the plan or balance bill our member. Regulatory authorities in various states may also challenge the manner in which we reimburse members for services performed by non-contracted providers. As a result of litigation or regulatory activity, we may have to pay providers additional amounts or reimburse members for their out-of-pocket payments. The uncertainty about our financial obligations for such services and the possibility of subsequent adjustment of our original payments could have a material adverse effect on our financial position or results of operations.

In addition, provider groups and hospitals that contract with us have in certain situations commenced litigation and/or arbitration proceedings against us to recover amounts they allege to be underpayments due to them under their contracts with us. We believe that provider groups and hospitals have become increasingly sophisticated in their review of claim payments and contractual terms in an effort to maximize their payments from us and have increased their use of outside professionals, including accounting firms and attorneys, in these efforts. These efforts and the litigation and arbitration that result from them could have an adverse effect on our results of operations and financial condition.

If the current unfavorable economic conditions continue or further deteriorate, it could adversely affect our revenues and results of operations.

The economic conditions in the United States continue to be challenging. Continued concerns about the systemic impact of inflation, energy costs, rising unemployment rates, geopolitical issues, the availability and cost of credit and other capital, the U.S. mortgage market, consumer spending and a declining real estate market have contributed to increased market volatility and relatively low expectations for the U.S. economy. These events could adversely affect our revenues and results of operations.

These market conditions expose us to a number of risks, including risks associated with the potential financial instability of our customers. If our customer base experiences cash flow problems or other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, or may make changes in the mix of products purchased from us. If our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business, and in order to compete effectively in our markets, we also must deliver products and services that demonstrate value to our customers and that are designed and priced properly and competitively. The adverse economic conditions could also cause employers to stop offering certain health care coverage as an employee benefit or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable economic conditions could have a material adverse effect on our business, including our revenues, profitability and cash flow. In addition, a prolonged economic downturn could negatively impact the financial position of hospitals and other providers and, as a result, could adversely affect our contracted rates with such parties and increase our medical costs.

High unemployment rates and significant employment layoffs and downsizings may also impact the number of enrollees in managed care programs and the profitability of our operations. For example, in 2009, our commercial membership decreased by 10.4 percent due, in part, to the difficult economic conditions in the regions where we do business. If economic conditions continue to be difficult and unemployment rates continue to be high, we may experience a reduction in existing and new business, which may have a material adverse effect on our business, financial condition and results of operations.

An extended economic downturn could adversely affect state and federal budgets, resulting in reduced reimbursements or payments in our federal and state government health care coverage programs, including Medicare, Medi-Cal and CHIP. A reduction in California’s Medi-Cal reimbursement rates could be implemented retrospectively to payments already negotiated and/or received from the government and could adversely affect our revenues and financial results. In addition, state and federal budgetary pressures could cause new or higher levels of assessments or taxes for our commercial programs, such as surcharges on select fee-for-service and capitated medical claims or premium taxes on insurance companies and health maintenance organizations, and could adversely affect our results of operations. Moreover, any enrollment freeze or significant delay in reimbursement payment could adversely affect our business, financial condition or results of operations.

Under the United Administrative Services Agreements, we are obligated to provide administrative services in connection with the wind-down and run-off of the acquired business, which exposes us to operational and financial risks.

At the closing of the Northeast Sale, we entered into the United Administrative Services Agreements pursuant to which our subsidiary, HNNE, provides administrative services to the HMO and insurance subsidiaries formerly engaged in our Northeast operations. The scope of these administrative services include substantially all of the day-to-day operational functions of these entities, including (i) claims payment services and operations, (ii) medical management services, (iii) financial planning and analysis, (iv) actuarial and underwriting services, (v) corporate finance services, (vi) regulatory relations services, (vii) organization effectiveness (human resources) services, (viii) legal services, (ix) customer care operations, (x) information technology services, (xi) premium tax filing services, (xii) administration of governmental assessments, (xiii) broker commissions payment services, and (xiv) other administrative services. In addition, we have agreed to administer the Medicare business of the Acquired Companies for 2010 and potentially for 2011 (only if the related Medicare contract is not transferred to a non-Acquired Company affiliate of United as of January 1, 2011). If the underlying Medicare contract is not transferred and we are required to continue to administer this Medicare business for United, it could slow our ability to wind-down the business and could have an adverse impact on our profitability.

The United Administrative Services Agreements require HNNE to perform the administrative services in accordance with specified service standards and other requirements. Subject to certain terms and conditions, if HNNE fails to comply with the service standards, among other things, it will be required to pay specified penalties in accordance with the United Administrative Services Agreements. We could fail to comply with the service standards for various reasons, some of which are not within our control. For example, the personnel needed to provide the administrative services could terminate their employment with us. The amount of penalties we could incur for violating the service standards could be substantial.

If HNNE is unable to perform all or a material part of the services required under the United Administrative Services Agreements, and is unable to obtain an alternative means to provide such services, or if HNNE materially breaches the United Administrative Services Agreements, the service recipients may terminate the United Administrative Services Agreements. If such a termination occurs prior to the second anniversary of the closing date of the transaction, we and HNNE will be required to establish (and will be required to pay to United) a loss reserve, which, depending on when the United Administrative Services Agreements are terminated, could be substantial and could have a material adverse effect on our business, financial condition or results of operations. See “—Under the agreements that govern the Northeast Sale, we have retained responsibility for certain liabilities of the acquired business, which could be substantial,” for additional detail on when the loss reserve is required to be established and paid. For additional information on the United Administrative Services Agreements, see “Item 1. Business—Segment Information—Northeast Operations”.

Under the agreements that govern the Northeast Sale, we have retained responsibility for certain liabilities of the acquired business, which could be substantial.

Under the Stock Purchase Agreement, we are required to indemnify the Buyer and its affiliates for all pre-closing liabilities of the acquired business and for a broad range of excluded liabilities, including liabilities arising out of the acquired business incurred through the winding-up and running-out period of the acquired business. These liabilities could exceed the amount of profits that will be payable to us by the Buyer in connection with the operations of the acquired business. The Stock Purchase Agreement does not limit the amount or duration of our obligations to the Buyer and its affiliates with respect to these indemnities. As a result, in the event that the amount of these liabilities was to exceed our expectations, we could be responsible to the Buyer and its affiliates for substantial indemnification obligations.

In addition, under the Stock Purchase Agreement, the purchase price for the acquired HMO and insurance subsidiaries is subject to adjustment upward or downward by the amount of profits or losses, subject to specified adjustments, of these subsidiaries for the period beginning on the closing date and ending on the earlier of (i) the second anniversary of the closing date (the “Transition Date”) and (ii) the date that all of the United Administrative Service Agreements are terminated (the “ASA Termination Date”). As a result, even though we do not own these subsidiaries, to the extent that they incur losses, we and HNNE generally will be financially responsible to the Buyer for the amount of such losses. Subject to certain terms and conditions, the Buyer will be permitted to exercise control rights over the subsidiaries after the closing without our or HNNE’s consent. The exercise of such rights by the Buyer, or other events or circumstances beyond our or HNNE’s control, could result in substantial losses for which HNNE will responsible to Buyer.

Furthermore, in the event that the ASA Termination Date occurs prior to the Transition Date, among other things, in specified circumstances we and HNNE will be required to establish (and will be required to pay to Buyer) a loss reserve in an amount equal to an actuarially determined provision for medical costs and loss adjustment expenses as of the ASA Termination Date for all claims of the subsidiaries through the winding-up and running-out period of the acquired business (excluding certain unreserved claims). Depending on when the ASA Termination Date occurs, the amount of such loss reserve could be substantial.

As a result of the provisions described above, we continue to have significant potential financial obligations to the Buyer and its affiliates with respect to the acquired business. In the event that the amount of these financial obligations exceed our expectations, our responsibilities to the Buyer and its affiliates with respect to these obligations could have an adverse effect on our business, financial condition or results of operations.

We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect our operations.

Our indebtedness includes $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 and $104 million in borrowings under a financing facility which will amortize over a period ending December 2012. For a description of our Senior Notes and our financing facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure.” In addition, to provide liquidity, we have a $900 million five-year revolving credit facility that expires in June 2012. As of December 31, 2009, $100 million was outstanding under our revolving credit facility. We may incur additional debt in the future. Our existing indebtedness, and any additional debt we incur in the future through drawings on our revolving credit facility or otherwise could have an adverse effect on our business and future operations. For example, it could:

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

Concern about the stability of the markets generally has lead many lenders to reduce and in some cases cease to provide funding to borrowers. If markets remain tight, they may materially and adversely affect our ability to access additional capital to meet liquidity needs, which could have an adverse effect on our financial condition and results of operations.

The current economic environment and uncertainty in the financial markets could have an adverse impact on the value of our investment portfolio and our goodwill which could, in turn, have a negative effect on our results of operations and stockholders’ equity.

Our investment portfolio is comprised primarily of available-for-sale investment securities such as interest-yielding debt securities of varying maturities. As of December 31, 2009, our available-for-sale investment securities were $1.4 billion. The value of fixed-income securities is highly sensitive to fluctuations in short-and long-term interest rates, with the value decreasing as such rates increase and increasing as such rates decrease. These securities may also be negatively impacted by illiquidity in the market. We closely monitor the fair values of our investment securities and regularly evaluate them for any other-than-temporary impairments. We have the intent and ability to hold our investments for a sufficient period of time to allow for recovery of the principal amount invested.

The current economic environment and uncertainty in the U.S. and global capital markets have negatively impacted the liquidity of investments, such as our debt securities, and a worsening in these markets could have additional negative effects on the liquidity and value of our investment assets. In addition, such uncertainty has increased the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets.

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

The economic environment and crisis in the financial markets that began in 2008 continued to impact our market capitalization during 2009. Our annual goodwill impairment test did not indicate any impairment in 2009 as a result of the fluctuations in our market capitalization. However, if our stock price experiences significant fluctuations or if our market capitalization materially declines, we could be required to update our goodwill impairment test prior to our regularly scheduled annual test in 2010. Depending on the results of any such impairment test, we could be required to take an impairment charge to reduce the carrying amount of our goodwill. If we were required to take such a charge, it would be non-cash and would not affect our liquidity, tangible equity or regulatory capital levels but could have a significant adverse effect on our results of operations.

Downgrades in our debt ratings may adversely affect our business, financial condition and results of operations.

Claims paying ability, financial strength, and debt ratings by nationally recognized rating agencies are increasingly important factors in establishing the competitive position of insurance companies and health benefits companies. Ratings information by nationally recognized rating agencies is broadly disseminated and generally used throughout the industry. We believe our claims paying ability and financial strength ratings are important factors in marketing our products to certain of our customers. In addition, our debt ratings impact both the cost and availability of future borrowings and, accordingly, our cost of capital. On July 15, 2009, in light of our announcement that we were not selected by the Department of Defense to be the Managed Care Support Contractor under the T3 North Region contract, Fitch Ratings announced that the outlook for the Company remained negative and downgraded the Company’s default issuer rating to “BB-” (speculative) from “BBB-” (lower medium grade), downgraded our senior debt rating to “B+” (highly speculative) from “BB+” (non-investment) and downgraded our insurer financial strength rating to “BBB-” from “BBB+,” both of which are lower medium grade ratings. On the same day, Standard & Poor’s Rating Services (S&P) announced that the outlook for the Company remained negative and lowered its counterparty credit rating of the Company to “BB-” from “BB” and, at the same time, affirmed the “BBB-” financial strength and counterparty credit ratings of our core operating subsidiaries, Health Net of California and Health Net Life Insurance Company. Moody’s Investors Service also announced on the same day that it had placed the Company’s “Ba3” senior debt ratings under review for possible downgrade, also due to the loss of the T3 North Region contract. For additional detail regarding the current status of the T3 North Region contract award, please see “—Segment Information—Government Contracts Segment—TRICARE”. On January 22, 2010, Moody’s Investors Service reaffirmed our “Ba3” senior debt ratings and changed the outlook for the Company to “stable.” Each of the rating agencies reviews our ratings periodically and there can be no assurance that current ratings will be maintained in the future. Our ratings reflect each rating agency’s independent opinion of our financial strength, operating performance, ability to meet our debt obligations or obligations to policyholders and other factors. Potential further downgrades from ratings agencies, should they occur, may adversely affect our business, financial condition and results of operations.

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

On June 25, 2007, we entered into a $900 million five-year revolving credit facility. On December 19, 2007, we entered into a $175 million financing facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure” for additional information regarding our revolving credit facility and our financing facility. Our revolving credit facility and our financing facility require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, pay dividends, make investments or other restricted payments, sell or otherwise dispose of assets and engage in other activities. Our revolving credit facility and our financing facility also require us to comply with certain financial covenants, including a maximum leverage ratio and a minimum fixed charge coverage ratio. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure Amortizing Financing Facility” for details regarding the revolving credit facility and the financing facility.

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

Claims paying ability, financial strength, and debt ratings by nationally recognized rating agencies are increasingly important factors in establishing the competitive position of insurance companies and health benefits companies. Ratings information by nationally recognized rating agencies is broadly disseminated and generally used throughout the industry. We believe our claims paying ability and financial strength ratings are important factors in marketing our products to certain of our customers. In addition, our debt ratings impact both the cost and availability of future borrowings and, accordingly, our cost of capital. On July 15, 2009, in light of our announcement that we were not selected by the Department of Defense to be the Managed Care Support Contractor under the T3 North Region contract, Fitch Ratings announced that the outlook for the Company remained negative and downgraded the Company’s default issuer rating to “BB-” (speculative) from “BBB-” (lower medium grade), downgraded our senior debt rating to “B+” (highly speculative) from “BB+” (noninvestment) and downgraded our insurer financial strength rating to “BBB-” from “BBB+,” both of which are lower medium grade ratings. On the same day, Standard & Poor’s Rating Services (S&P) announced that the outlook for the Company remained negative and lowered its counterparty credit rating of the Company to “BB-” from “BB” and, at the same time, affirmed the “BBB-” financial strength and counterparty credit ratings of our core operating subsidiaries, Health Net of California and Health Net Life Insurance Company. Moody’s Investors Service also announced on the same day that it had placed the Company’s “Ba3” senior debt ratings under review for possible downgrade, also due to the loss of the T3 North Region contract. For additional detail regarding the current status of the T3 North Region contract award, please see “—Segment Information—Government Contracts Segment—TRICARE”. On January 22, 2010, Moody’s Investors Service reaffirmed our “Ba3” senior debt ratings and changed the outlook for the Company to “stable.” Each of the rating agencies reviews our ratings periodically and there can be no assurance that current ratings will be maintained in the future. Our ratings reflect each rating agency’s independent opinion of our financial strength, operating performance, ability to meet our debt obligations or obligations to policyholders and other factors. Potential further downgrades from ratings agencies, should they occur, may adversely affect our business, financial condition and results of operations.

The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline.

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

In recent years, there has been significant merger and acquisition activity in our industry and in industries that act as our suppliers, such as the hospital, medical group, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. In addition, our contracts with government agencies, such as our TRICARE North contract, are frequently up for re-bid and the loss of any significant government contract to a competitor, such as the T3 North Region contract, could have an adverse effect on our financial condition and results of operations. To the extent that there is strong competition or that competition intensifies in any market, our ability to retain or increase customers, our revenue growth, our pricing flexibility, our control over medical cost trends and our marketing expenses may all be adversely affected.

If we do not compete effectively in our markets, if we do not design and price our products appropriately and competitively, if we are unable to innovate and deliver products and services that demonstrate value to our customers, if we set rates too high or too low in highly competitive markets, if we lose accounts with more profitable products while retaining or increasing membership in accounts with less profitable products, if we do not provide satisfactory service levels, if membership or demand for other services does not increase as we expect or if membership or demand for other services declines, it could have a material adverse effect on our business, financial condition and results of operations.

At the closing of the Northeast Sale, we entered into a Non-Competition Agreement with the Buyer that contains prohibitions which could negatively impact our prospects, business, financial condition or results of operations.

Under the Stock Purchase Agreement, at the closing of the transactions contemplated by the agreement, we entered into a Non-Competition Agreement with the Buyer, pursuant to which we generally are prohibited from competing with the acquired business in the States of New York, New Jersey, Connecticut and Rhode Island for a period of five years, and from engaging in certain other restricted activities. Although we currently do not have any intention to engage in such prohibited activities during the term of the Non-Competition Agreement, circumstances could change and it may become in our best interests to engage in a business that is prohibited by the agreement. If this were to occur, in order to engage in the business we would be required to obtain the

Buyer’s consent under the Non-Competition Agreement, which the Buyer could withhold in its discretion. In the event that we are unable to engage in a business due to the terms of the Non-Competition Agreement, this could have an adverse effect on our prospects, business, financial condition or results of operations.

If we fail to effectively maintain our information management systems, it could adversely affect our business.

Our business depends significantly on effective information systems. The information gathered and processed by our information management systems assists us in, among other things, pricing our services, monitoring utilization and other cost factors, processing provider claims, billing our customers on a timely basis and identifying accounts for collection. Our customers and providers also depend upon our information systems for membership verification, claims status and other information. We have many different information systems for our various businesses and these systems require continual maintenance, upgrading and enhancement to meet our operational needs. Our merger, acquisition and divestiture activity also requires transitions to or from, and the integration of, various information management systems.

Any difficulty or unexpected delay associated with the transition to or from information systems, including the current transition of our data center operations to a third-party vendor, any inability or failure to properly maintain information management systems, or any inability or failure to successfully update or expand processing capability or develop new capabilities to meet our business needs, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers, disputes with customers and providers, regulatory problems, significant increases in administrative expenses and/or other adverse consequences. In addition, we may, from time-to-time, obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to adverse effects if such third parties fail to perform adequately. See “—We are subject to risks associated with outsourcing services and functions to third parties.”

We are subject to risks associated with outsourcing services and functions to third parties.

We contract with independent third party vendors who provide services to us and our subsidiaries or to whom we delegate selected functions. These third party vendors include, but are not limited to, information technology system providers, medical management providers, claims administration providers, billing and enrollment providers, third party service providers of actuarial services, call center providers and specialty service providers. Our arrangements with third party vendors may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data. Our outsourcing arrangements could be adversely impacted by changes in the vendors’ operations or financial condition or other matters outside of our control. If we fail to adequately monitor and regulate the performance of our third party vendors, we could be subject to additional risk. Violations of laws or regulations governing our business by third party vendors could increase our exposure to liability or otherwise increase the costs associated with the operation of our business. In addition, to the extent we outsource selected services or selected functions to third parties in foreign jurisdictions, we could be exposed to risks inherent in conducting business outside of the United States, including international economic and political conditions, additional costs associated with complying with foreign laws and fluctuations in currency values. Moreover, if these vendor relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, and may incur significant costs in connection with any such vendor transition. As a result, we may not be able to meet the full demands of our customers and, in turn, our business, financial condition and results of operations may be harmed. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors, as a result of regulatory restrictions on outsourcing, unanticipated delays in transitioning our operations to the third party vendor or otherwise. This could result in substantial costs or other operational or financial problems that could adversely impact our results of operations.

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

Potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, significant post-closing obligations, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers. We completed the sale of our Northeast operations on December 11, 2009. Risks associated with that divestiture are described in “—Under the United Administrative Services Agreements, we are obligated to provide administrative services in connection with the wind-down and run-off of the acquired business, which exposes us to operational and financial risks” and “—Under the agreements that govern the Northeast Sale, we have retained responsibility for certain liabilities of the acquired business, which could be substantial.” Further, in the event the structure of the transaction results in continuing obligations by the buyer to us or our customers, a buyer’s inability to fulfill these obligations could lead to future financial loss on our part.

The value of our intangible assets may become impaired.

Goodwill and other intangible assets represent a significant portion of our assets. Goodwill and other intangible assets were approximately $640 million as of December 31, 2009, representing approximately 15 percent of our total assets and 38 percent of our consolidated stockholders’ equity at December 31, 2009.

In accordance with applicable accounting standards, we periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to income may be necessary. This impairment testing requires us to make assumptions and judgments regarding estimated fair value including assumptions and estimates related to future earnings and membership levels based on current and future plans and initiatives, long-term strategies and our annual planning and forecasting processes, as well as the expected weighted average cost of capital used in the discount process. If estimated fair values are less than the carrying values of goodwill and other intangible assets with indefinite lives in future impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against income. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially impact our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

From time to time, we divest businesses that are less of a strategic fit for the company or do not produce an adequate return. Any such divestiture could result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. We completed the Northeast Sale on December 11, 2009. In connection with the Northeast Sale, we assessed the recoverability of goodwill and our long-lived assets, including other intangible assets, property and equipment and other long-term assets related to our Northeast Operations reporting segment during the quarter ended September 30, 2009. As a result, in the quarter ended September 30, 2009 we recorded $170.6 million in total asset impairments, including goodwill impairment of $137.0 million, impairments of other intangible assets of $6.0 million and property and equipment of $27.6 million. During this period we also recorded an additional $4.3 million of asset impairment on the long-lived assets related to our Northeast operations. Upon the consummation of the Northeast Sale on December 11, 2009, we recorded a pretax loss on sale of $105.9 million. While these non-cash impairment charges and pretax loss had no impact on our liquidity position, they did have a significant adverse effect on our results of operations for the year ended December 31, 2009.

We must comply with restrictions on patient privacy and information security, including taking steps to ensure compliance by our business associates with HIPAA.

In December 2000, the Department of Health and Human Services promulgated regulations under HIPAA related to the privacy and security of electronically transmitted protected health information (“PHI”). The regulations require health plans, clearinghouses and providers to: comply with various requirements and restrictions related to the use, storage, transmission and disclosure of PHI; adopt rigorous internal procedures to safeguard PHI; and enter into specific written agreements with business associates to whom PHI is disclosed. The regulations also establish significant criminal penalties and civil sanctions for non-compliance. In addition, the regulations could expose us to additional liability for, among other things, violations of the regulations by our business associates, including the third party vendors involved in our outsourcing projects. The HITECH Act, which became fully effective in February 2010, expanded the HIPAA rules for security and privacy safeguards, including improved enforcement, additional limitations on use and disclosure of PHI and additional potential penalties. Although our contracts with business associates provide for appropriate protections of PHI, we may have limited control over the actions and practices of our business associates. Compliance with HIPAA and other state and federal privacy and security regulations may result in cost increases due to necessary systems changes, the development of new administrative processes and the effects of potential noncompliance by ourselves or our business associates. See “—If we fail to comply with restrictions on patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain its confidentiality, our reputation and business operations could be materially adversely affected” for detail regarding our recent information security breach.

If we fail to comply with restrictions on patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain its confidentiality, our reputation and business operations could be materially adversely affected.

The collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the federal and state levels. See “Item 1. Business—Government Regulation” for additional information on the federal and state regulations that govern how we conduct our business. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. For example, a portable, external hard drive holding PHI of certain of our enrollees, such as Social Security numbers and medical data, was discovered missing from our Northeast headquarters in Shelton, Connecticut in May 2009. While the information stored on the hard drive was saved in an image format that cannot be read without special software, we subsequently commenced a lengthy investigation of the contents of the hard drive, including a detailed forensic review by computer experts, reported the loss to authorities and began notifying our customers of the incident. On January 13, 2010, the Connecticut Attorney General filed a complaint in federal court in Connecticut alleging that we had violated HIPAA and the Connecticut Unfair Trade Practices Act in connection with the loss of the disk drive. The complaint seeks injunctive relief as well as statutory damages, attorney fees and litigation costs. Noncompliance with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential member information, whether by us or by one of our business associates, could have a material adverse effect on our business, reputation and results of operations, including but not limited to: material fines and penalties; compensatory, special, punitive, and statutory damages; litigation; consent orders regarding our privacy and security practices; adverse actions against our licenses to do business; and injunctive relief. Additionally, the costs incurred to remediate any data security incident could be substantial. See “—We must comply with restrictions on patient privacy and information security, including taking steps to ensure compliance by our business associates with HIPAA” for additional information on requirements and restrictions related to the use, storage, transmission and disclosure of PHI.

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

There have been a number of investigations and enforcement actions against insurance brokers and insurers over the last several years regarding allegedly inappropriate or undisclosed payments made by insurers to brokers for the placement of insurance business. For example, CMS has increased its scrutiny of insurance brokers and insurers regarding allegedly improper sales and marketing practices in connection with the sale of Medicare products. While we are not aware of any unlawful practices by the Company or any of our agents or brokers in connection with the marketing and sales of our products and services, investigations by state attorneys general, CMS and other regulators, as well as regulatory changes initiated in several states in response to allegedly inappropriate broker conduct and broker payment practices, could result in changes in industry practices that could have an adverse effect on our ability to market our products.

We have historically experienced significant turnover in senior management. If we are unable to manage the succession of our key executives, it could adversely affect our business.

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

The market price of our common stock is subject to volatility. In 2009, the Morgan Stanley Healthcare Payor Index (the “HMO Index”), an index comprised of 11 managed care organizations, including Health Net, recorded an approximate 53.4% increase in its value, while the per-share value of our common stock increased by 113.9%. There can be no assurance that the trading price of our common stock will vary in a manner consistent with the variation in the HMO Index or the Standard & Poor’s 400 Mid-Cap Index of which our common stock is also a component. The market prices of our common stock and the securities of certain other publicly-traded companies in our industry have shown significant volatility and sensitivity in response to many factors, including public communications regarding managed care, legislative or regulatory actions, health care reform, litigation or threatened litigation, health care cost trends, pricing trends, competition, earnings, receivable collections or membership reports of particular industry participants, and market speculation about or actual acquisition activity. Additionally, adverse developments affecting any one of the companies in our sector could cause the price of our common stock to weaken, even if those adverse developments do not otherwise affect us. There can be no assurances regarding the level or stability of our share price at any time or the impact of these or any other factors on our stock price.

Negative publicity regarding the managed health care industry could adversely affect our ability to market and sell our products and services.

Managed health care companies have received and continue to receive negative publicity reflecting the public perception of the industry. For example, the Company and the managed health care industry have been subject to negative publicity surrounding practices in connection with the rescission of individual health insurance policies. In addition, health care and related health care reform proposals have been and are expected to continue to be the subject of intense media attention and political debate. Such political discourse can often generate publicity that portrays managed care in a negative light. Our marketing efforts may be affected by the amount of negative publicity to which the industry has been subject, as well as by speculation and uncertainty relating to merger and acquisition activity among companies in our industry. Speculation, uncertainty or negative publicity about us, our industry or our lines of business could adversely affect our ability to market and sell our products or services, require changes to our products or services, or stimulate additional legislation, regulation, review of industry practices or litigation that could adversely affect us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space for our principal executive offices in Woodland Hills, California. Our executive offices, comprising approximately 125,315 square feet, are occupied under a lease that will expire on December 31, 2014. A significant portion of our California HMO operations are also housed in Woodland Hills, in a separate 333,954 square foot leased facility. The lease for this two-building facility expires December 31, 2011. Combined rent and rent-related obligations for our Woodland Hills facilities were approximately $14.8 million in 2009.

We also lease an aggregate of approximately 548,807 square feet of office space in Rancho Cordova, California for certain Commercial and Government operations. Our aggregate rent and rent-related obligations under these leases were approximately $11.6 million in 2009. These leases expire at various dates ranging from 2010 to 2014. We also lease a total of approximately 67,293 square feet of office space in San Rafael, California for certain specialty services operations.

On March 29, 2007 we sold our 68-acre commercial campus in Shelton, Connecticut (the Shelton Property) to The Dacourt Group, Inc. (Dacourt), dba HN Property Owner, LLC, and leased it back from the Buyer under an operating lease agreement for an initial term of ten years with an option to extend for two additional terms of ten years each. Under the Shelton Property lease agreement and other lease agreements, we lease an aggregate of approximately 492,673 square feet of office space in Shelton, Connecticut primarily used for the provision of administrative services to United and certain of its affiliates as part of our Northeast Operations. Our aggregate rent and rent-related obligations under these leases was approximately $9.5 million in 2009. These leases expire at various dates ranging from 2016 to 2017.

In addition to the office space referenced above, we lease approximately 73 sites in 23 states, totaling approximately 824,122 square feet of space. We also own a data center facility in Rancho Cordova, California comprising approximately 82,000 square feet of space.

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

The proceedings regarding the claims of the receivers for AmCare-LA and AmCare-OK concluded on July 8, 2005. On November 4, 2005, the Court issued separate judgments on those claims and awarded $9.5 million in compensatory damages to AmCare-LA and $17 million in compensatory damages to AmCare-OK, respectively. The Court later denied requests by AmCare-LA and AmCare-OK for attorneys’ fees and punitive damages. We thereafter appealed both judgments, and the receivers for AmCare-LA and AmCare-OK each appealed the orders denying them attorneys’ fees and punitive damages.

On December 30, 2008, the Court of Appeal issued its judgment on each of the appeals. It reversed in their entirety the trial court’s judgments in favor of the AmCare-TX and AmCare-OK receivers, and entered judgment in our favor against those receivers, finding that the receivers’ claims failed as a matter of law. As a result, those receivers’ cross appeals were rendered moot. The Court of Appeal also reversed the trial court judgment in favor of the AmCare-LA receiver, with the exception of a single breach of contract claim, on which it entered judgment in favor of the AmCare-LA receiver in the amount of $2 million. On January 14, 2009, the three receivers filed a request for rehearing by the Court of Appeal. On February 13, 2009, the Court of Appeal denied the request for a rehearing. Following the Court of Appeal’s denial of the requests for rehearing, each of the receivers filed applications for a writ with the Louisiana Supreme Court. On December 18, 2009, the Louisiana Supreme Court granted the receivers’ writs, and oral argument has been scheduled for March 16, 2010.

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

In addition, in the ordinary course of our business operations, we are also party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes, employment litigation, wage and hour claims, real estate and intellectual property claims, claims brought by members seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were either denied, underpaid or not paid, and claims arising out of the acquisition or divestiture of various business units or other assets. We are also subject to claims relating to the performance of contractual obligations to providers, members, employer groups and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims. In addition, we are subject to claims relating to the insurance industry in general, such as claims relating to information security breaches, reinsurance agreements, rescission of coverage and other types of insurance coverage obligations.

These other regulatory and legal proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of any or all of these other regulatory and legal proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of the regulatory and legal proceedings currently pending against us, after consideration of applicable reserves and potentially available insurance coverage benefits, should not have a material adverse effect on our financial condition and liquidity.

Potential Settlements

We regularly evaluate litigation matters pending against us, including those described above, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in a significant earnings charge in any particular quarter in which we enter into a settlement agreement. We have recorded reserves and accrued costs for future legal costs for certain significant matters. These reserves and accrued costs represent our best estimate of probable loss, including related future legal costs for such matters, both known and incurred but not reported, although our recorded amounts might ultimately be inadequate to cover such costs. Therefore, the costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the security holders of the Company, either through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth the high and low sales prices of the Company’s common stock, par value $.001 per share, on The New York Stock Exchange, Inc. (“NYSE”) since January 2008.

	High	Low
Calendar Quarter—2008
First Quarter	$52.96	$27.83
Second Quarter	$32.39	$24.01
Third Quarter	$28.93	$20.75
Fourth Quarter	$29.87	$7.38

Calendar Quarter—2009
First Quarter	$17.99	$10.52
Second Quarter	$17.69	$12.71
Third Quarter	$17.57	$11.32
Fourth Quarter	$24.69	$14.51

On February 22, 2010, the last reported sales price per share of our common stock was $23.03 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Company’s equity compensation plans is contained in Part III of this Annual Report on Form 10-K under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Holders of Common Stock

As of February 22, 2010, there were 1,873 holders of record of our common stock.

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

Stock Repurchase Program

We have a $700 million stock repurchase program authorized by our Board of Directors. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from the employee stock options. We repurchased 860,737 shares of our common stock during the year ended December 31, 2009, for aggregate consideration of approximately $20.6 million.

We used net free cash available, including proceeds from the Northeast Sale, to fund the share repurchases. As of December 31, 2009, the remaining authorization under our stock repurchase program was $82.7 million. As of December 31, 2009 we had repurchased an aggregate of 37,484,084 shares of our common stock under our repurchase program at an average price of $34.16 for aggregate consideration of approximately $1,280.4 million (which amount includes exercise proceeds and tax benefits the Company had received from the exercise of employee stock options). As of December 31, 2009, the remaining authorization under our stock repurchase program was $82.7 million and, since its inception, we had repurchased an aggregate of 37,484,084 shares of our common stock at an average price of $34.16 for aggregate consideration of approximately $1,280.4 million. As of February 22, 2010, the remaining authorization under our stock repurchase program was approximately $3 million due to share repurchases that occurred after December 31, 2009.

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

On November 4, 2008, we announced that our stock repurchase program was on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, would be undertaking a review of the Company’s strategic direction. On July 20, 2009, we announced the completion of our strategic review, which included entering into a Stock Purchase Agreement for the sale of our Northeast operations, which was completed on December 11, 2009. For a detailed description of the Northeast Sale, see “Item 1. Business—Segment Information—Northeast Operations.” On December 8, 2009, we announced that our Board of Directors authorized the Company to resume repurchases of our common stock under the existing stock repurchase program.

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

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations in 2009, as of December 31, 2009:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b) (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (c) (d)
January 1—January 31	—		—	—	—	$103,349,478
February 1—February 28	95,183	(e)	$15.41	$1,466,885	—	$103,349,478
March 1—March 31	2,683	(e)	14.39	38,666	—	$103,349,478
April 1—April 30	2	(e)	—	—	—	$103,349,478
May 1—May 31	—		—	—	—	$103,349,478
June 1—June 30	2	(e)	—	—	—	$103,349,478
July 1—July 31	313	(e)	15.71	4,916	—	$103,349,478
August 1—August 31	60	(e)	15.22	913	—	$103,349,478
September 1—September 30	1,349	(e)	17.00	22,927	—	$103,349,478
October 1—October 31	8,051	(e)	16.60	133,614	—	$103,349,478
November 1—November 30	6,874	(e)	14.77	101,523	—	$103,349,478
December 1—December 31	860,898	(e)	23.96	20,624,791	860,737	$82,728,189

	975,415		$22.96	$22,394,235	860,737

(a)	We did not repurchase any shares of our common stock during the twelve months ended December 31, 2009 outside our publicly announced stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.
(b)	Our stock repurchase program was announced in April 2002. We announced additional repurchase authorization in August 2003, October 2006 and October 2007.
(c)	A total of $700 million of our common stock can be repurchased under our stock repurchase program. Additional amounts may be added to the program based on exercise proceeds and tax benefits the Company receives from the exercise of employee stock options, but only upon further approval by the Board of Directors. The remaining authority under our repurchase program includes proceeds received from option exercises and tax benefits the Company received from exercise of employee stock options, which have been approved for inclusion in the program by the Board.
(d)	Our stock repurchase program does not have an expiration date. During the twelve months ended December 31, 2009, we did not have any repurchase program that expired, and we did not terminate any repurchase program prior to its expiration date.
(e)	Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Performance Graph

The following graph compares the performance of the Company’s common stock with the performance of the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and our Industry Peer Group Index from December 31, 2004 (the last trading day of 2004) to December 31, 2005, 2006, 2007, 2008, and 2009. The graph assumes that $100 was invested on December 31, 2004 in each of the Common Stock, the S&P 500 Index, and the Industry Peer Group Index, and that all dividends were reinvested. The Industry Peer Group Index weights the constituent companies’ stock performance on the basis of market capitalization at the beginning of each annual period.

The Company’s Industry Peer Group Index includes the following companies: Aetna, Inc., Cigna Corporation, Coventry Health Care, Humana, Inc., UnitedHealth Group, Inc. and WellPoint, Inc.

Indexed Total Return (Stock Price Plus Reinvested Dividends)

Name	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Health Net	$100.00	$178.56	$168.55	$167.30	$37.72	$80.67
Standard & Poor’s 500 Index	$100.00	$104.91	$121.46	$128.13	$80.73	$102.11
Industry Peer Group Index	$100.00	$144.71	$135.47	$156.55	$70.51	$89.99

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share and PMPM data)
REVENUES:
Health plan services premiums	$12,440,589	$12,392,006	$11,435,314	$10,364,740	$9,506,865
Government contracts	3,104,700	2,835,261	2,501,677	2,376,014	2,307,483
Net investment income	105,930	91,042	120,176	111,042	72,751
Administrative services fees and other income	62,022	48,280	51,104	56,554	53,434

Total revenues	$15,713,241	$15,366,589	$14,108,271	$12,908,350	$11,940,533

INCOME SUMMARY (1):
Net (loss) income	$(49,004)	$95,003	$193,697	$329,313	$229,785

NET INCOME PER SHARE—DILUTED (1):
Net (loss) income	$(0.47)	$0.88	$1.70	$2.78	$1.99

Weighted average shares outstanding:
Diluted	103,849	107,610	113,829	118,310	115,641

BALANCE SHEET DATA:
Cash and cash equivalents and investments available for sale	$2,079,815	$2,172,859	$2,564,295	$2,120,844	$2,106,303
Total assets	4,282,651	4,816,350	4,933,055	4,297,022	3,940,722
Loans payable—Current	104,007	27,335	35,000	200,000	—
Loans payable—Long term	100,000	253,992	112,363	300,000	—
Senior notes payable	398,480	398,276	398,071	—	387,954
Total stockholders’ equity (2)	1,695,783	1,752,126	1,875,582	1,778,965	1,589,075

OPERATING DATA:
Pretax margin	(0.2)%	1.0%	2.5%	3.7%	3.2%
Health plan services medical care ratio (MCR)	86.3%	86.9%	85.4%	83.0%	84.3%
Government contracts cost ratio	94.7%	95.3%	92.2%	94.0%	95.8%
G&A expense ratio	10.9%	10.4%	11.1%	11.2%	10.0%
Selling costs ratio	2.7%	2.9%	2.9%	2.4%	2.3%
Health plan services premiums per member per month (PMPM)	$294.25	$277.79	$263.54	$243.70	$235.80
Health plan services costs PMPM	$253.84	$241.27	$225.00	$202.22	$198.75
Net cash provided by (used in) operating activities	$247,533	$(158,962)	$605,482	$277,937	$191,394
Net cash (used in) investing activities	$(135,174)	$(67,871)	$(230,195)	$(184,879)	$(244,046)
Net cash (used in) provided by financing activities	$(97,757)	$(111,983)	$(73,076)	$(130,737)	$73,035

(1)	For 2009, includes pretax charges of $105.9 million for loss on Northeast Sale, $174.9 million of asset impairment on Northeast operations and $123.6 million related to our operations strategy, reductions for a litigation reserve true-ups and Northeast Sale-related expenses. For 2008, includes a $175.1 million pretax charge of which $119.6 million was primarily related to severance and other expenses associated with the Company’s operations strategy and included in G&A expenses, $37.5 million of which was included in health plan services expenses for estimated litigation liability and regulatory actions, $14.6 million of which was an investment impairment charge included in net investment income, and $3.4 million of which related to an impairment of the assets of a subsidiary and was included in other income. For 2007, includes a $306.8 million pretax litigation and regulatory-related charge. For 2006, includes a $107.2 million pretax charge relating to debt refinancing and litigation. For 2005, includes a $83.3 million pretax charge for litigation and severance.
(2)	No cash dividends were declared in any of the years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.1 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network (MHN), provides behavioral health, substance abuse and employee assistance programs to approximately 6.5 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

How We Report Our Results

Due to the Northeast Sale (see “—Recent Developments” below), we expanded our reportable segments in the third quarter ended September 30, 2009. We currently operate within three reportable segments, West Operations, Northeast Operations and Government Contracts, each of which is described below. Prior to the third quarter ended September 30, 2009, we operated within two reportable segments, Health Plan Services and Government Contracts.

Our health plan services are provided under two reportable segments: West Operations and Northeast Operations. Our West Operations reportable segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries in Arizona, California and Oregon. We have approximately 3.0 million medical members (including Medicare Part D members) in our West Operations reportable segment. Prior to the Northeast Sale, our Northeast Operations reportable segment included our commercial, Medicare and Medicaid health plans, the operations of our HMOs in Connecticut, New York and New Jersey and our New York Insurance Company. Following the Northeast Sale, our Northeast Operations reportable segment includes the operations of our businesses that are providing administrative services to United and its affiliates pursuant to the United Administrative Services Agreements. See “Item 1. Business—Segment Information—Northeast Operations Segment” and Note 3 to our consolidated financial statements for more information on the Northeast Sale.

Our Government Contracts segment includes our government-sponsored managed care federal contract with the U.S. Department of Defense (the Department of Defense) or DoD under the TRICARE program in the North Region and other health care related government contracts. Under the TRICARE contract for the North Region, we provide health care services to approximately 3.1 million Military Health System (MHS) eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries), including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.3 million other MHS-eligible beneficiaries for whom we provide ASO. We also provide behavioral health services to military families under the Department of Defense Military Family Life Counseling contract.

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

We measure our West Operations and Northeast Operations reportable segments profitability based on medical care ratio (MCR) and pretax income. The MCR is calculated as health plan services expense (excluding depreciation and amortization) divided by health plan services premiums. The pretax income is calculated as health plan services premiums and administrative services fees and other income less health plan services expense and G&A and other net expenses. See “—Results of Operations—Table of Summary Financial Information” for a calculation of our MCR and “—Results of Operations—Health Plan Services Results” for a calculation of our pretax income.

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

G&A expenses include those costs related to employees and benefits, consulting and professional fees, marketing, premium taxes and assessments, occupancy costs and litigation and regulatory-related costs. Such costs are driven by membership levels, introduction of new products, system consolidations, outsourcing activities and compliance requirements for changing regulations. These expenses also include expenses associated with corporate shared services and other costs to reflect the fact that such expenses are incurred primarily to support health plan services. Selling expenses consist of external broker commission expenses and generally vary with premium volume.

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

Recent Developments

Sale of Northeast Health Plan Subsidiaries

On December 11, 2009, we completed the sale (the Northeast Sale) of all of the outstanding shares of capital stock of our New York, New Jersey, Connecticut and Bermuda subsidiaries (collectively, the Acquired Companies or Northeast business) that conducted business in our Northeast Operations. The sale was made pursuant to a Stock Purchase Agreement (the Stock Purchase Agreement), dated as of July 20, 2009, by and among the Company, Health Net of the Northeast, Inc. (HNNE), Oxford Health Plans, LLC (Buyer) and, solely for the purposes of guaranteeing Buyer’s obligations thereunder, UnitedHealth Group Incorporated (United).

At the closing, United paid to us $350 million, consisting of (i) a $60 million minimum payment for the commercial membership of the acquired business and the Medicare and Medicaid businesses of the Acquired Companies, and (ii) $290 million representing a portion of the adjusted tangible net equity (as defined in the Stock Purchase Agreement) of the Acquired Companies at closing. Under the Stock Purchase Agreement, we will receive one-half of the remaining amount of the closing adjusted tangible net equity of the Acquired Companies, estimated to total $160 million, on the first anniversary of closing and the other half on the second anniversary, subject to certain adjustments.

After closing, United could pay us additional consideration as our Northeast commercial members, Medicare and/or Medicaid businesses transition to other United products to the extent such amounts exceed the initial minimum payment of $60 million (referred to as contingent membership renewal). Our current estimate of the total future payment for the contingent membership renewal is approximately $106 million, which we will recognize as we receive payment. We will continue to serve the members of the Acquired Companies under administrative services agreements we entered into on the closing date with United and certain of its affiliates (United Administrative Services Agreements), until all members are either transitioned to a legacy United entity or non-renewed. We expect the United Administrative Services Agreements to be in effect for approximately two years following the closing of the transaction. See “Item 1. Business—Segment Information—Northeast Operations Segment” for additional information on the Northeast Sale.

The Northeast Operations had approximately $2,575.4 million, $2,739.3 million and $2,727.6 million of premium revenues in the years ended December 31, 2009, 2008 and 2007, respectively, which represent 21%, 22% and 24% of our health plan services premiums for the years ended December 31, 2009, 2008 and 2007, respectively. The Northeast Operations had a combined pretax (loss) income of $(53.9) million, $16.9 million and $5.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2008, we had approximately 565,000 total health plan members in the Northeast Operations. On December 11, 2009, the closing date of the Northeast Sale, we had approximately 462,000 total health plan members in the Northeast Operations.

2009 Financial Performance Summary

Health Net’s financial performance in 2009 is summarized as follows:

•

In the year ended December 31, 2009, we reported a net loss of $(49.0) million or $(0.47) per share as compared to net income of $95.0 million, or $0.88 per diluted share, for the same period in 2008. Our operating results for the year ended December 31, 2009 were impacted by pretax charges of $105.9 million loss on sale of our Northeast health plan subsidiaries, $174.9 million of asset impairment on Northeast Operations and $123.6 million charges related to our operations strategy, reductions for a litigation reserve true-up and Northeast Sale related expenses. Our 2008 operating results were impacted by pretax charges of $175.1 million related to our operations strategy, litigation and regulatory matters and other-than-temporary impairment of investment securities.

•	Total health plan enrollment was 3.0 million as of December 31, 2009, a decrease of 702,000 members, or approximately 19%, compared to December 31, 2008;

•	Total revenues for the year ended December 31, 2009 increased by approximately 2% to $15.7 billion from the same period in 2008;

•	West Operations segment pretax income improved to $144.5 million in 2009 compared to pretax loss of $(2.5) million in 2008.

•	Northeast Operations segment pretax loss was $(53.9) million in 2009 compared to pretax income of $16.9 million in 2008.

•	Government Contracts segment pretax income was $165.0 million and $132.7 million for the years ended December 31, 2009 and 2008, respectively; and

•	Net cash provided by operating activities totaled $247.5 million for the year ended December 31, 2009 compared to net cash used in operating activities of $159.0 million for the same period in 2008.

RESULTS OF OPERATIONS

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations for the last three fiscal years. Effective December 11, 2009, we completed the Northeast Sale. As a result, the revenues and expenses and related metrics for the year ended December 31, 2009 exclude the results of the Acquired Companies after December 11, 2009 through December 31, 2009. The financial results for the 20 days following the closing of the Northeast Sale were not material to our consolidated operations for the year ended December 31, 2009.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share and PMPM data)
Revenues
Health plan services premiums	$12,440,589	$12,392,006	$11,435,314
Government contracts	3,104,700	2,835,261	2,501,677
Net investment income	105,930	91,042	120,176
Administrative services fees and other income	62,022	48,280	51,104

Total revenues	15,713,241	15,366,589	14,108,271

Expenses
Health plan services (excluding depreciation and amortization)	10,731,951	10,762,657	9,762,896
Government contracts	2,939,722	2,702,573	2,307,610
General and administrative	1,361,956	1,291,059	1,275,555
Selling	330,112	360,381	327,827
Depreciation and amortization	53,042	59,878	42,982
Interest	40,887	42,909	32,497
Asset impairment on Northeast operations	174,879	—	—
Loss on sale of Northeast health plan subsidiaries	105,931	—	—

Total expenses	15,738,480	15,219,457	13,749,367

Income from operations before income taxes	(25,239)	147,132	358,904
Income tax provision	23,765	52,129	165,207

Net income	$(49,004)	$95,003	$193,697

Net income per share:
Basic	$(0.47)	$0.89	$1.74
Diluted	$(0.47)	$0.88	$1.70
Pretax margin	(0.2)%	1.0%	2.5%
Health plan services medical care ratio (MCR) (a)	86.3%	86.9%	85.4%
Government contracts cost ratio (b)	94.7%	95.3%	92.2%
G&A expense ratio (c)	10.9%	10.4%	11.1%
Selling costs ratio (d)	2.7%	2.9%	2.9%
Health plan services premiums per member per month (PMPM) (e)	$294.25	$277.79	$263.54
Health plan services costs PMPM (e)	$253.84	$241.27	$225.00

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(b)	Government contracts cost ratio is calculated as government contracts cost divided by government contracts revenue.
(c)	The G&A expense ratio is computed as G&A expenses divided by the sum of health plan services premium revenues and administrative services fees and other income.
(d)	The selling costs ratio is computed as selling expenses divided by health plan services premium revenues.
(e)	PMPM is calculated based on total at-risk member months and excludes ASO member months.

Summary of Operating Results

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

In the year ended December 31, 2009, we reported a net loss of $(49.0) million or $(0.47) per share as compared to net income of $95.0 million, or $0.88 per diluted share, for the same period in 2008. Pretax margin was (0.2)% for 2009 compared to 1.0% for 2008. Our operating results for the year ended December 31, 2009 were impacted by $404.4 million pretax expenses as follows:

•	$174.9 million in asset impairments on Northeast operations,

•	$105.9 loss on sale of our Northeast health plan subsidiaries, and

•	$123.6 million charges related to our operations strategy, reductions for a litigation reserve true-up and Northeast Sale related expenses (the 2009 Charges).

Our 2008 operating results were impacted by pretax charges of $175.1 million (the 2008 Charges), including the following:

•

$119.6 million recorded as part of G&A expenses primarily for severance and other costs associated with Health Net’s operations strategy. This amount also includes attorney’s fees and regulatory fines associated with our rescission practices and in connection with the settlement agreement for the McCoy, Wachtel and Scharfman lawsuits, which were nationwide class actions principally relating to our out-of-network claims payment practices.

•

$37.5 million recorded as part of health plan services expenses for estimated litigation and regulatory actions related to the Company’s rescission practices in Arizona and California and claim-related matters in connection with the settlement agreement for the McCoy, Wachtel and Scharfman class action lawsuits;

•	$14.6 million loss recorded as part of net investment income from other-than-temporary impairments in our available-for-sale investments and money market funds; and

•	$3.4 million recorded as part of administrative services fees and other income for an impairment of assets of a small, non-core subsidiary.

Total health plan enrollment, including Medicare Part D, decreased to 3,018,000 members at December 31, 2009 from 3,720,000 members at December 31, 2008, primarily due to a decline of 600,000 commercial and ASO members, 85,000 Medicare Part D members and 62,000 Medicare Advantage members, partially offset by an increase of 45,000 Medicaid members. Our TRICARE membership increased to approximately 3.1 million beneficiaries at December 31, 2009 from 3.0 million beneficiaries at December 31, 2008, respectively.

Health Net’s total revenues increased 2% in 2009 to $15.7 billion from $15.4 billion in 2008. Health plan services premium revenues were essentially flat with $12.4 billion in 2009 compared to $12.4 billion in 2008. Our total premium revenue yield on a PMPM basis was 6% in 2009 compared to 5% in 2008. The health plan services MCR was 86.3% in 2009 compared to 86.9% in 2008. The MCR for 2009 and 2008 included 4 and 40 basis points, respectively, impact from the charges taken during those periods.

Our Government contracts revenues increased 10% in 2009 to $3.1 billion from $2.8 billion in 2008. The Government contracts cost ratio decreased to 94.7% in 2009 compared to 95.3% in 2008.

Our G&A expense ratio declined by 50 basis points to 10.9% in 2009 compared to 10.4% in 2008. The G&A expense ratio for 2009 and 2008 included the impact of 100 basis points and 100 basis points, respectively, of G&A expenses related to the operations strategy and litigation and regulatory-related charges. Our selling costs ratio was 2.7% and 2.9% for the years ended December 31, 2009 and 2008, respectively.

Net cash provided by operating activities totaled $247.5 million for the year ended December 31, 2009 compared to net cash used in operating activities of $159.0 million for the same period in 2008. This increase in cash was primarily due to lower payments made for operations strategy and litigation and regulatory matters. The increase in operating cash flow was partially offset by increase in net cash used in investing activities of $67 million.

December 31, 2008 Compared to December 31, 2007

Net income for 2008 decreased to $95.0 million from $193.7 million in 2007. Earnings per share fell to $0.89 per basic share and $0.88 per diluted share for 2008 compared with $1.74 per basic share and $1.70 per diluted share for 2007. Pretax margin was 1.0% for 2008 compared to 2.5% for 2007. The 2008 Charges are included in the 2008 operating results.

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

Health Net’s total revenues increased 9% in 2008 to $15.4 billion from $14.1 billion in 2007. Health plan services premium revenues increased 8% to $12.4 billion in 2008 compared to $11.4 billion in 2007. Our total premium revenue yield on a PMPM basis was 5% in 2008 compared to 8% in 2007. The health plan services MCR was 86.9% in 2008 compared to 85.4% in 2007. The MCR for 2008 and 2007 included 40 and 180 basis points, respectively, impact from the charges taken during those periods.

In 2007, we recorded a $306.8 million pretax charge incurred as a result of us reaching an agreement to settle class action lawsuits and other regulatory-related matters. This charge is included in the 2007 operating results.

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

Consolidated Segment Results

The following table summarizes the operating results of our reportable segments for the last three fiscal years:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Pretax income:
West Operations	$144.5	$(2.5)	$159.7
Northeast Operations	(53.9)	16.9	5.1
Government Contracts	165.0	132.7	194.1

Total segment pretax income	$255.6	$147.1	$358.9
Asset impairment on Northeast operations	(105.9)	—	—
Loss on sale of Northeast health plan subsidiaries	(174.9)	—	—

Income from operations before income taxes as reported	$(25.2)	$147.1	$358.9

Health Plan Services Membership

The following table below summarizes our health plan membership information by program and by state:

	Commercial			ASO[1]			Medicare			Medicaid			Health Plan Total
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(Membership in thousands)
Arizona	96	123	137	—	—	—	65	67	51	—	—	—	161	190	188
California	1,227	1,352	1,468	5	5	6	137	133	112	857	765	712	2,226	2,255	2,298
Connecticut	19	139	161	1	25	32	—	57	45	—	—	90	20	221	328
New Jersey	2	73	90	—	3	17	—	—	—	—	47	44	2	123	151
New York	—	204	234	—	11	13	—	6	3	—	—	—	—	221	250
Oregon	118	133	135	—	—	—	25	22	21	—	—	—	143	155	156
Other States	—	—	—	—	—	—	6	10	4	—	—	—	6	10	4

	1,462	2,024	2,225	6	44	68	233	295	236	857	812	846	2,558	3,175	3,375
Medicare Part D	—	—	—	—	—	—	460	545	379	—	—	—	460	545	379

Total	1,462	2,024	2,225	6	44	68	693	840	615	857	812	846	3,018	3,720	3,754

[1]	Services provided to members of the Acquired Companies pursuant to the United Administrative Services Agreements are excluded.

December 31, 2009 Compared to December 31, 2008

Our total health plan membership decreased by 702,000 members, or 19%, to 3.0 million members at December 31, 2009 when compared to December 31, 2008. The decrease was driven by a decline of 600,000 commercial and ASO members, 85,000 Medicare Part D members and 62,000 Medicare Advantage members, partially offset by an increase of 45,000 Medicaid members.

Membership in our commercial health plans decreased by 562,000 members, or 28%, at December 31, 2009 compared to December 31, 2008. This decrease was primarily attributable to the Northeast Sale, which represents 395,000 of the commercial membership decline. Our California plan experienced a decline of 125,000 commercial members, our Arizona plan experienced a decline of 27,000 commercial members and our Oregon plan experienced a decline of 15,000 commercial members. Our ASO enrollment, excluding the impact from United Administrative Services Agreements, declined by 38,000 members, or 86%, at December 31, 2009 compared to December 31, 2008 due to the Northeast Sale. Declines in our West Operations commercial membership were primarily driven by the current economic environment.

Membership in our Medicare Advantage program decreased by 62,000 members, or 21%, at December 31, 2009 compared to December 31, 2008 due to the Northeast Sale. Our Medicare Part D membership decreased by 85,000 members, or 16%, at December 31, 2009 compared to December 31, 2008 due to our pricing discipline strategy.

We participate in the state Medicaid program in California, where the program is known as Medi-Cal. Membership in our Medi-Cal program increased by 92,000 members at December 31, 2009 compared to December 31, 2008 as a result of higher enrollment in the Fresno, Los Angeles and Sacramento counties and in the Healthy Families program. This gain was offset by a loss of 47,000 members in the New Jersey state Medicaid program due to the Northeast Sale.

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

In 2007 and 2008, we participated in state Medicaid programs in California, New Jersey and Connecticut. California membership comprised 94% and 84% of our Medicaid membership at December 31, 2008 and 2007, respectively. Membership in our Medicaid programs decreased by 34,000 members at December 31, 2008 compared to December 31, 2007, primarily due to our withdrawal from the Connecticut Medicaid Program in April 2008, partially offset by a gain of 53,000 members in California due to higher enrollment in the Fresno and San Diego counties and in the Healthy Families program. We provided administrative services only to Connecticut Medicaid members during the first quarter of 2008 and completed our exit from the Connecticut Medicaid programs as of April 1, 2008.

Health Plan Services Results

The following table summarizes the operating results for the health plan services for the last three fiscal years:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions, except PMPM data)
Health plan services:
Commercial premium revenue	$7,562.4	$7,797.5	$7,468.0
Medicare premium revenue	3,672.9	3,521.5	2,778.9
Medicaid premium revenue	1,205.3	1,073.0	1,188.4

Health plan services premium revenues	$12,440.6	$12,392.0	$11,435.3
Health plan services costs	(10,731.9)	(10,762.7)	(9,762.9)
Net investment income	105.9	91.0	120.2
Administrative services fees and other income	62.0	48.3	51.1
G&A	(1,362.0)	(1,291.0)	(1,275.6)
Selling	(330.1)	(360.4)	(327.8)
Depreciation and amortization	(53.0)	(59.9)	(43.0)
Interest	(40.9)	(42.9)	(32.5)

Pretax income	$90.6	$14.4	$164.8

MCR:	86.3%	86.9%	85.4%
Commercial	86.1%	85.9%	85.7%
Medicare	86.3%	89.9%	85.4%
Medicaid	87.1%	83.7%	83.1%
Health plan services premium PMPM	$294.25	$277.79	$263.54
Health plan services costs PMPM	$253.84	$241.27	$225.00
G&A expense ratio	10.9%	10.4%	11.1%
Selling costs ratio	2.7%	2.9%	2.9%

Due to the Northeast Sale on December 11, 2009, the health plan services results above include the financial results of the Acquired Companies only for the period ended December 11, 2009. Starting in the first quarter of 2010, the administrative services fees earned and expenses incurred under the United Administrative Services Agreements are expected to be significant.

Health Plan Services Premiums

Total health plan services premiums increased by $48.6 million, or less than 1%, for the year ended December 31, 2009 as compared to the same period in 2008, and increased by $956.7 million, or 8%, for the year ended December 31, 2008 as compared to the same period in 2007. On a PMPM basis, premium yields increased by 6% for the year ended December 31, 2009 as compared to the same period in 2008, and increased by 5% for the year ended December 31, 2008 as compared to the same period in 2007.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Commercial premium revenues decreased by $235.1 million, or 3%, for the year ended December 31, 2009 as compared to the same period in 2008. These decreases were primarily attributable to a decline in our commercial risk membership primarily driven by higher unemployment as a result of economic pressures and the Northeast Sale. The commercial premium PMPM increased by 7.6% for the year ended December 31, 2009 as compared to the same period in 2008.

Medicare premiums increased by $151.4 million, or 4%, for the year ended December 31, 2009 as compared to the same period in 2008. This increase was primarily due to premium rate increases, partially offset by membership declines.

Medicaid premiums increased by $132.3 million, or 12%, for the year ended December 31, 2009 as compared to the same periods in 2008. These increases were primarily attributable to an increase in our Medicaid membership, driven by the economic downturn that caused the Medicaid-eligible population to increase.

West Operations

Commercial premium revenues for our West Operations decreased by $113.2 million, or 2%, for the year ended December 31, 2009 as compared to the same period in 2008. These decreases were primarily attributable to a decrease in our commercial risk membership. The commercial premium PMPM increased by 9.2% for the year ended December 31, 2009 as compared to the same period in 2008.

Medicare premiums for our West Operations increased by $205.6 million, or 7%, for the year ended December 31, 2009 as compared to the same period in 2008. These increases were primarily attributable to an increase in members participating in Medicare Advantage and premium rate increases, partially offset by Medicare Part D membership declines.

Medicaid premiums for our West Operations increased by $120.1 million, or 13%, for the year ended December 31, 2009 as compared to the same period in 2008. These increases were primarily attributable to an increase in our Medi-Cal membership.

Northeast Operations

Commercial premium revenues for our Northeast Operations decreased by $121.9 million, or 6%, for the year ended December 31, 2009 as compared to the same period in 2008. Medicare premiums for our Northeast Operations decreased by $54.2 million, or 8%, for the year ended December 31, 2009 as compared to the same period in 2008. Medicaid premiums for our Northeast Operations increased by $12.2 million, or 10%, for the year ended December 31, 2009 as compared to the same period in 2008. The decrease in the Northeast Operations premium revenues is primarily attributable to the Northeast Sale on December 11, 2009.

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

West Operations

Commercial premium revenues for our West Operations increased by $259.9 million, or 5%, for the year ended December 31, 2008 as compared to the same period in 2007. These increases were primarily attributable to our ongoing pricing discipline and premium rate increases, partially offset by decreases in commercial membership.

Medicare premiums for our West Operations increased by $624.0 million, or 28%, for the year ended December 31, 2008 as compared to the same period in 2007. These increases were primarily attributable to increases in Medicare Advantage and Medicare Part D membership.

Medicaid premiums for our West Operations increased by $61.1 million, or 7%, for the year ended December 31, 2008 as compared to the same period in 2007. These increases were primarily attributable to an increase in our Medi-Cal membership.

Northeast Operations

Commercial premium revenues for our Northeast Operations increased by $69.6 million, or 4%, for the year ended December 31, 2008 as compared to the same period in 2007. These increases were primarily attributable to our ongoing pricing discipline and premium rate increases, partially offset by decreases in commercial membership.

Medicare premiums for our Northeast Operations increased by $118.6 million, or 22%, for the year ended December 31, 2008 as compared to the same period in 2007. These increases were due to an increase in Medicare Advantage and Medicare Part D membership.

Medicaid premiums for our Northeast Operations decreased by $176.5 million, or 59%, for the year ended December 31, 2008 as compared to the same period in 2007, primarily due to our withdrawal from the Connecticut Medicaid program in April 2008.

Health Plan Services Costs

Health plan services costs decreased by $30.7 million, or less than 1% for the year ended December 31, 2009 as compared to the same period in 2008, and increased by $999.8 million, or 10%, for the year ended December 31, 2008 as compared to the same period in 2007. Health plan MCR was 86.3% at December 31, 2009 compared to 86.9% at December 31, 2008 and 85.4% at December 31, 2007.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Commercial health care costs decreased by $184.1 million, or 3%, for the year ended December 31, 2009 as compared to the same period in 2008. The increase in the commercial health care cost trend on a PMPM basis was 7.8% for the year ended December 31, 2009 over the same period in 2008. Commercial MCR increased to 86.1% for the year ended December 31, 2009 from 85.9% for the year ended December 31, 2008, primarily due to higher utilization related to the H1N1 flu, COBRA and higher-than-expected health care costs in the Northeast plans. Physician and hospital costs on a PMPM basis rose about 8% and 10%, respectively, from higher utilization. Pharmacy costs on a PMPM basis rose approximately 7%. The litigation and regulatory-related charge recorded in 2009 impacted the commercial MCR by 6 basis points and commercial health care cost trend on a PMPM basis by 70 basis points. The litigation and regulatory-related charge recorded in 2008 impacted the commercial MCR by 50 basis points and commercial health care cost trend on a PMPM basis by 290 basis points.

Medicare health care costs increased by $1.5 million, or less than 1%, for the year ended December 31, 2009 as compared to the same period in 2008, and Medicare MCR, including Medicare Advantage and Part D, decreased by 360 basis points for the same comparative periods. Medicare Advantage health care cost PMPM increased by 5% for the year ended December 31, 2009, as compared to the same period in 2008. Part D health care cost PMPM decreased by 690 basis points for the year ended December 31, 2009, as compared to the same period in 2008.

Medicaid health care costs increased by $151.9 million, or 17%, for the year ended December 31, 2009 as compared to the same period in 2008. The increase in the Medicaid health care cost PMPM was 5% for the year ended December 31, 2009 over the same period in 2008. These increases were primarily driven by physician and hospital costs. Medicaid MCR increased by 340 basis points for the year ended December 31, 2009 to 87.1% from 83.7% at December 31, 2008.

West Operations

Commercial health care costs decreased by $134.6 million, or 3%, for the year ended December 31, 2009 as compared to the same period in 2008. The increase in the commercial health care cost trend on a PMPM basis was 9% for the year ended December 31, 2009 over the same period in 2008. Commercial MCR decreased to 86.8% for the year ended December 31, 2009 from 87.4% for the year ended December 31, 2008.

Medicare health care costs increased by $73.0 million, or 3%, for the year ended December 31, 2009 as compared to the same period in 2008, and Medicare MCR, including Medicare Advantage and Part D, decreased by 370 basis points for the same comparative periods. The decrease in MCR is due to the increase in premium yield outpacing the increase in health care cost trend.

Medicaid health care costs increased by $129.3 million, or 16%, for the year ended December 31, 2009 as compared to the same period in 2008. The increase in the Medicaid health care cost PMPM was 4% for the year ended December 31, 2009 over the same period in 2008. These increases were primarily driven by physician and hospital costs. Medicaid MCR increased by 270 basis points for the year ended December 31, 2009.

Northeast Operations

Commercial health care costs decreased by $49.5 million, or 3%, for the year ended December 31, 2009 as compared to the same period in 2008. The increase in the commercial health care cost trend on a PMPM basis was 6% for the year ended December 31, 2009 over the same period in 2008. Commercial MCR increased to 84.1% for the year ended December 31, 2009 from 81.4% for the year ended December 31, 2008 due to higher-than-expected health care costs.

Medicare health care costs decreased by $71.5 million, or 12%, for the year ended December 31, 2009 as compared to the same period in 2008, and Medicare MCR, including Medicare Advantage and Part D, decreased by 400 basis points for the same comparative periods.

Medicaid health care costs increased by $22.6 million, or 22%, for the year ended December 31, 2009 as compared to the same period in 2008. The increase in the Medicaid health care cost PMPM was 15% for the year ended December 31, 2009 over the same period in 2008. Medicaid MCR increased by 920 basis points for the year ended December 31, 2009.

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

West Operations

Commercial health care costs increased by $274.3 million, or 6%, for the year ended December 31, 2008 as compared to the same period in 2007. The increase in the commercial health care cost trend on a PMPM basis was 8% for the year ended December 31, 2008 over the same period in 2007. Commercial MCR increased to 87.4% for the year ended December 31, 2008 from 86.6% for the year ended December 31, 2007.

Medicare health care costs increased by $663.4 million, or 34%, for the year ended December 31, 2008 as compared to the same period in 2007, and Medicare MCR, including Medicare Advantage and Part D, increased by 450 basis points for the same comparative period.

Medicaid health care costs increased by $72.1 million, or 10%, for the year ended December 31, 2008 as compared to the same period in 2007. The increase in the Medicaid health care cost PMPM was 5% for the year ended December 31, 2008 over the same period in 2007. Medicaid MCR increased by 230 basis points for the year ended December 31, 2008.

Northeast Operations

Commercial health care costs increased by $21.7 million, or 1%, for the year ended December 31, 2008 as compared to the same period in 2007. The increase in the commercial health care cost trend on a PMPM basis was 14% for the year ended December 31, 2008 over the same period in 2007. Commercial MCR decreased to 81.4% for the year ended December 31, 2008 from 83.3% for the year ended December 31, 2007.

Medicare health care costs increased by $129.7 million, or 29%, for the year ended December 31, 2008 as compared to the same period in 2007, and Medicare MCR increased by 464 basis points for the same comparative period. The increase in the Medicare health care cost trend on a PMPM basis was 4% for the year ended December 31, 2008 over the same period in 2007.

Medicaid health care costs decreased by $161.4 million, or 61%, for the year ended December 31, 2008 as compared to the same period in 2007, primarily due to our withdrawal from the Connecticut Medicaid program in April 2008.

Administrative Services Fees and Other Income

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Administrative services fees and other income increased by $13.7 million, or 28%, for the year ended December 31, 2009 as compared to the same period in 2008. The increase was primarily due to $15.1 million in administrative services revenues earned pursuant to the United Administrative Services Agreements in connection with the Northeast Sale and a $10.0 million payment received from the California Department of Health Services for interest on a premium rate settlement, partially offset by a $11.3 million decrease in ASO revenues primarily due to ASO membership declines due to the sale of our Northeast health plan subsidiaries.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Administrative services fees and other income decreased by $2.8 million, or 6%, for the year ended December 31, 2008 as compared to the same period in 2007. The decrease was primarily due to a decline in ASO fees primarily due to membership losses in our Northeast plans.

Net Investment Income

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net investment income increased by $14.9 million, or 16%, for the year ended December 31, 2009 as compared to the same period in 2008. This increase was primarily due to realized gains taken in the portfolio in connection with the Northeast Sale. In 2008, our investment income was lowered by $14.6 million due to a loss recorded in the third quarter from other-than-temporary impairments in our available-for-sale investments and money market fund.

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

General, Administrative and Other Costs

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

G&A costs increased by $71.0 million, or 6%, for the year ended December 31, 2009 as compared to the same period in 2008. The increases in G&A costs in the year ended December 31, 2009 were primarily due to increases in regulatory and assessment fees, premium taxes and in our operations strategy-related charges as compared to the same period in 2008. Our G&A expense ratio increased to 10.9% for the year ended December 31, 2009, compared to 10.4% for the same period in 2008. The charges recorded in 2009 and 2008 impacted the G&A expense ratio by 100 basis points and 100 basis points, respectively.

The selling costs ratio was 2.7% and 2.9% for the years ended December 31, 2009 and 2008, respectively, and was primarily driven by declines in our commercial membership as well as the growth of our Medicaid business, which generally has lower broker and sales commissions.

Amortization and depreciation expense decreased by $6.8 million for the year ended December 31, 2009 as compared to the same period in 2008. The decrease was due to impairment of property and equipment and other intangible assets in connection with the Northeast Sale, partially offset by property and equipment purchased during the year and new assets placed in production related to various information technology system projects.

Interest expense decreased by $2.0 million, or 5%, for the year ended December 31, 2009 as compared to the same period in 2008. The decrease was primarily due to lower interest rates.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

G&A costs increased by $15.5 million, or 1%, for the year ended December 31, 2008 as compared to the same period in 2007. The increase in costs was primarily driven by operations strategy related charges and a $7.3 million increase in the allowance related to Medicare receivable. Our G&A expense ratio decreased to 10.4% for the year ended December 31, 2008, compared to 11.1% for the same period in 2007. The charges recorded in 2008 and 2007 impacted the G&A expense ratio by 100 basis points and 90 basis points, respectively. The G&A expense excluding the Northeast Operations increased by $44.7 million, or 5%, for the year ended December 31, 2008, compared to for the same period in 2007.

The selling costs ratio was 2.9% for the years ended December 31, 2008 and 2007. The selling costs ratio is a function of changes in our membership mix between large group and small and individual group members, and the growth of our Medicare Advantage business. The selling costs ratios excluding the Northeast Operations was 2.7% and 2.8% for the years ended December 31, 2008 and 2007, respectively.

Amortization and depreciation expense increased by $16.9 million for the year ended December 31, 2008 as compared to the same period in 2007 primarily due to property and equipment purchased during the year, the addition of new assets placed in production related to various information technology system projects and the amortization of intangible assets from the Guardian Transaction. See Note 2—Summary of Significant Accounting Policies to the consolidated financial statements. Amortization and depreciation expense excluding the Northeast Operations increased by $2.4 million for the year ended December 31, 2008 as compared to the same period in 2007.

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

Government Contracts Segment Membership

	2009	2008	2007
	(Membership in thousands)
Membership under North Region TRICARE contract	3,067	3,004	2,895

Under our TRICARE contract for the North Region, we provided health care services to approximately 3.1 million eligible beneficiaries in MHS as of December 31, 2009. Included in the 3.1 million MHS-eligible beneficiaries as of December 31, 2009 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.3 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of December 31, 2009 and 2008, there were approximately 1.5 million and 1.5 million TRICARE eligibles, respectively, enrolled in TRICARE Prime under our North Region contract.

In addition to the 3.1 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 8 states covering approximately 17,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for Government Contracts for the last three fiscal years:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Government Contracts segment:
Revenues	$3,104.7	$2,835.3	$2,501.7
Costs	2,939.7	2,702.6	2,307.6

Pretax income	$165.0	$132.7	$194.1
Government contracts ratio	94.7%	95.3%	92.2%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Government contracts revenues increased by $269.4 million, or 10%, for the year ended December 31, 2009 as compared to the same period in 2008. Government contracts costs increased by $237.1 million or 9% for the year ended December 31, 2009 as compared to the same period in 2008. The increases were primarily due to an increase in health care services provided under a new option year in the TRICARE contract, Option Period 6, and growth in the family counseling business with the DoD.

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs, which is negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns (Target Estimate) when the amounts become determinable, supportable, and the collectibility is reasonably assured. As a result of changes in the Target Estimate during the year ended December 31, 2009, we recognized an increase in revenue of $40 million compared to an increase in revenue of $17 million in the year ended December 31, 2008. As a result of changes in the Target Estimate during the year ended December 31, 2009, we recognized an increase in cost of $49 million compared to an increase in cost of $22 million in the year ended December 31, 2008. The administrative price is paid on a monthly basis, one month in arrears and certain components of the administrative price are subject to volume-based adjustments.

The Government contracts ratio decreased by 60 basis points for the year ended December 31, 2009 as compared to the same period in 2008 primarily due to growth in the family counseling business with the DoD and lower health care cost trends in the fourth quarter of 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Government contracts revenues increased by $333.6 million, or 13%, for the year ended December 31, 2008 as compared to the same period in 2007. Government contracts costs increased by $395.0 million or 17% for the year ended December 31, 2008 as compared to the same period in 2007. The increases were primarily due to an increase in health care services provided under a new option year in the TRICARE contract, Option Period 5, which began April 1, 2008, and growth in the family counseling business with the DoD.

As a result of changes in the Target Estimate during the year ended December 31, 2008, we recognized an increase in revenue of $17 million compared to a decrease in revenue of $58 million in the year ended December 31, 2007. As a result of changes in the Target Estimate during the year ended December 31, 2008, we recognized an increase in cost of $22 million compared to a decrease in cost of $75 million in the year ended December 31, 2007. The administrative price is paid on a monthly basis, one month in arrears and certain components of the administrative price are subject to volume-based adjustments.

The Government contracts ratio increased by 310 basis points for the year ended December 31, 2008 as compared to the same period in 2007 primarily due to increased costs of health care services provided under Option Period 5 in the TRICARE contract.

Asset Impairment, Loss on Sale of Northeast Health Plan Subsidiaries and Other Charges

2009 Charges

We recorded $404.4 million pretax, or $280.9 million after tax, charges during the year ended December 31, 2009 as follows:

•

$174.9 million recorded in asset impairments on Northeast Operations, including goodwill impairment of $137.0 million, impairments of other intangible assets of $6.3 million and property and equipment of $31.6 million. See Note 2 to our consolidated financial statements for more information regarding these impairments;

•	$105.9 million recorded in loss on sale of Northeast health plan subsidiaries. See Note 3 to our consolidated financial statements for more information regarding the Northeast Sale;

•

$124.8 million recorded as part of G&A expenses primarily for severance charges, IT infrastructure transformation costs and other costs associated with Health Net’s operations strategy which is aimed at achieving substantial reductions in G&A by 2010; and

•	$3.6 million recorded in government contracts costs for TRICARE contract procurement costs; partially offset by

•

$4.8 million recorded as a reduction in health plan services reserves primarily for litigation and regulatory actions related to the Company’s rescission practices in Arizona and California and claim-related matters.

2008 Charges

We recorded the following $175.1 million pretax, or $104.1 million after tax, charges during the year ended December 31, 2008:

•

$119.6 million recorded as part of G&A expenses primarily for severance and other costs associated with Health Net’s operations strategy. This amount also includes attorney’s fees and regulatory fines associated with our rescission practices and in connection with the settlement agreement for the McCoy, Wachtel and Scharfman class action lawsuits.

•

$37.5 million recorded as part of health plan services expenses for estimated litigation and regulatory actions related to the Company’s rescission practices in Arizona and California and claim-related matters in connection with the settlement agreement for the McCoy, Wachtel and Scharfman class action lawsuits;

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

Income Tax Provision

Our income tax expense and the effective income tax rate for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(Dollars in millions)
Income tax expense	$23.8	$52.1	$165.2
Effective tax rate	94.2%	35.4%	46.0%

The effective income tax rate differs from the statutory federal tax rate of 35% for the year ended December 31, 2009 due primarily to state income taxes, tax-exempt investment income, nondeductible goodwill impairment, and the tax benefit associated with the Northeast Sale.

The effective income tax rate differs from the statutory federal tax rate of 35% for the year ended December 31, 2008 due primarily to state income taxes, tax-exempt investment income, and a favorable outcome related to prior year nondeductible class action lawsuit expenses. The effective income tax rate differs from the statutory federal tax rate of 35% for the year ended December 31, 2007 due primarily to state income taxes, tax-exempt investment income, the establishment of a valuation allowance against certain deferred tax assets, and nondeductible class action lawsuit expenses.

The effective income tax rate in 2009 is an inverse ratio to the pretax loss. We reported a tax expense associated with a pretax loss because a significant portion of the loss on sale of our Northeast health plan subsidiaries and the associated goodwill impairment is nondeductible for tax reporting purposes. The impact of these nondeductible items is the primary cause of the large change in tax rates between 2008 and 2009. The effective income tax decreased from 2007 to 2008 primarily due to the favorable outcome related to the prior year nondeductible class action lawsuit expenses.

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

Cash and Investments

As of December 31, 2009, the fair value of the investment securities available-for-sale was $1.4 billion, which includes both current and noncurrent investments. Such amount includes noncurrent investments of $20.9 million, or 1.5% of the total investments available for sale. We hold high-quality fixed income securities primarily comprised of corporate bonds, mortgage-backed bonds and municipals bonds. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.

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

Our investment portfolio includes $564.9 million, or 40% of our portfolio holdings, of mortgage-backed and asset-backed securities. Such amount includes current and noncurrent mortgage-backed and asset-backed securities of $544.0 million, or 96.3% of the total mortgage-backed and asset-backed securities, and $20.9 million, or 3.7% of the total mortgage-backed and asset-backed securities, respectively. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our asset-backed securities is AA/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. Our investment portfolio also includes $10.0 million, or 1% of our portfolio holdings, of auction rate securities (ARS). These ARS have long-term nominal maturities for which the interest rates are reset through a dutch auction process every 7, 28 or 35 days. At December 31, 2009, these ARS had at one point or are continuing to experience “failed” auctions. These securities are entirely municipal issues and rates are set at the maximum allowable rate as stipulated in the applicable bond indentures. We continue to receive income on all ARS. If all or any portion of the ARS continue to experience failed auctions, it could take an extended amount of time for us to realize our investments’ recorded value.

We had gross unrealized losses of $13.3 million as of December 31, 2009, and $32.8 million as of December 31, 2008. Included in the gross unrealized losses as of December 31, 2009 are $2.7 million related to noncurrent investments available for sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods. After performing our impairment analysis, we noted that one of our prime residential mortgage-backed securities may suffer losses under certain stressed scenarios. As a result, we recognized an impairment related to the credit loss in the amount of $60,000 during the year ended December 31, 2009. This amount represents the difference between the present value of the Company’s best estimate of future cash flows using the latest performance indicators and the amortized cost basis.

During the year ended December 31, 2008, we recognized a $14.6 million loss from other-than-temporary impairments of our cash equivalents and available-for-sale investments. Such other-than-temporary impairments primarily were as a result of investments in corporate debt from Lehman Brothers, money market funds from The Reserve and preferred stock from Fannie Mae and Freddie Mac. In September 2008, The Reserve announced its intention to liquidate its money market fund and froze all redemptions until an orderly liquidation process could be implemented. As a result, in the third quarter of 2008, we reclassified $372 million in estimated net asset value we had invested in The Reserve money market funds from cash equivalents to investments available-for-sale. As of December 31, 2008, we held $50.4 million in the Reserve Primary Institutional Fund and $69.2 million in the Reserve U.S. Government Fund. On January 16, 2009, The Reserve paid out in full the balance in the U.S. Government Fund. On January 29, 2010, the Reserve Primary Fund made its sixth distribution, and in total, we have received approximately 99% of the $372 million.

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

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $270.8 million and $241.3 million as of December 31, 2009 and December 31, 2008, respectively. Our cash flow from operating activities is also impacted by the timing of collections on our amounts receivable from CMS. Our receivable related to our Medicare business was $102.7 million as of December 31, 2009 and $315.5 million as of December 31, 2008.

During 2009, we recognized $123.6 million in pretax charges related to our operations strategy, reductions for a litigation reserve true-up and Northeast Sale related expenses. The majority of these charges was settled in cash and was funded by cash flow from operating and financing activities. For additional information regarding these charges, see “—Summary of Operating Results” above.

Our total cash and cash equivalents as of December 31, 2009 and 2008 were $682.8 million and $668.2 million, respectively. The changes in cash and cash equivalents are summarized as follows:

	2009	2008	2007
	(Dollars in millions)
Net cash provided by (used in) operating activities	$247.5	$(159.0)	$605.5
Net cash (used in) investing activities	(135.1)	(67.8)	(230.2)
Net cash (used in) financing activities	(97.8)	(112.0)	(73.1)

Net increase (decrease) in cash and cash equivalents	$14.6	$(338.8)	$302.2

Operating Cash Flows

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net cash from operating activities increased by $406.5 million for the year ended December 31, 2009 compared to the same period in 2008. This increase was primarily due to a $246 million decrease in cash used for operations strategy, and litigation and regulatory matters, a $140 million decrease in our CMS catastrophic and low-income subsidies receivable and a $17 million Medi-Cal rate court settlement related to 2001-2002 rates paid in 2009.

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

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net cash used in investing activities increased by $67.3 million compared to the year ended December 31, 2008 primarily due to $173.4 million net cash used in the sale of the Northeast operations (including $523.4 million of cash balances given up at the subsidiaries offset by $350 million received from United), offset by a $70.3 million decrease in cash used for the purchase of property and equipment and a $51.0 million net increase in the sale of investments available-for-sale.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net cash used in investing activities decreased by $162.4 million compared to the year ended December 31, 2007 primarily due to the $252 million redemption from The Reserve Funds, partially offset by $97 million decrease in net proceeds from property and equipment sale.

Financing Activities

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net cash used in financing activities decreased by $14.2 million primarily due to a $229.0 million decrease in cash used for share repurchases offset by a $208.7 million increase in net cash used in borrowings.

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

Capital Structure

Stock Repurchase Program

We have a $700 million stock repurchase program authorized by our Board of Directors. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from the employee stock options. On November 4, 2008, we announced that our stock repurchase program was on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, was undertaking a review of the Company’s strategic direction. On July 20, 2009, we announced the completion of our strategic review, which included entering into the Stock Purchase Agreement for the sale of our Northeast business. On December 8, 2009, we announced that our Board of Directors has authorized the Company to resume repurchases of its common stock under the existing stock repurchase program.

We repurchased 860,737 shares of our common stock during the year ended December 31, 2009, for aggregate consideration of approximately $20.6 million. We used net free cash available, including proceeds received from the Northeast Sale, to fund the share repurchases. As of December 31, 2009, the remaining authorization under our stock repurchase program was $82.7 million and, since its inception, we had repurchased an aggregate of 37,484,084 shares of our common stock at an average price of $34.16 for aggregate consideration of approximately $1,280.4 million. As of February 22, 2010, the remaining authorization under our stock repurchase program was approximately $3 million due to share repurchases that occurred after December 31, 2009.

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

The financing facility includes limitations (subject to specified exclusions) on certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability of our subsidiaries to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of the business we and our subsidiaries conducted on the closing date of the financing facility. In addition, the financing facility also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the financing facility. As of December 31, 2009, we were in compliance with all of the covenants under the financing facility.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of December 31, 2009, we were in compliance with all of the covenants under the indenture governing the Senior Notes.

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

As of December 31, 2009, we were in compliance with all covenants under our revolving credit facility.

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2009, we had outstanding an aggregate of $321.3 million in letters of credit and outstanding borrowings under the revolving credit facility of $100.0 million. As a result, the maximum amount available for borrowing under the revolving credit facility was $478.7 million as of December 31, 2009, and no amount had been drawn on the letters of credit. As of February 15, 2010, we had no outstanding borrowings under the revolving credit facility.

Interest Rate Swap Contract

On March 12, 2009, we entered into an interest rate swap agreement (2009 Swap) under which we pay an amount equal to 2.245% times a notional principal amount and in return we receive an amount equal to LIBOR times the same notional principal amount. The 2009 Swap is designed to reduce variability in our net income due to changes in variable interest rates.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of December 31, 2009, all of our active health plans and insurance subsidiaries met their respective regulatory requirements in all material respects.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. Historically, we generally managed our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At December 31, 2009, we had sufficient capital to exceed 400% of ACL, a higher level compared to the past.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the year ended December 31, 2009, we made capital contributions of $119.5 million to various subsidiaries to increase RBC or other statutory capital compared to a higher level compared to the past. The capital contributions were generally not required to meet regulatory requirements, but were made to enhance the financial condition of the subsidiaries. Health Net, Inc. made no capital contributions to any of its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through February 22, 2010.

In addition, pursuant to the Stock Purchase Agreement relating to the Northeast Sale, we have agreed to contribute additional capital to the Acquired Companies to meet statutory capital requirements as required by governmental authorities. The amount of such contributions, if any, will be added to the payments we are entitled to receive under the Stock Purchase Agreement.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2009 are summarized below for the years ending December 31:

	Total	2010	2011	2012	2013	2014	Thereafter
	(Dollars in Millions)
Fixed-rate borrowings principal (c)	$512.8	$35.0	$35.0	$35.0	$7.8	$—	$400.0
Fixed-rate borrowings interest	188.2	25.5	25.5	25.5	25.5	25.5	60.7
Floating-rate borrowings principal (c)	100.0	100.0	—	—	—	—	—
Floating-rate borrowings interest	0.3	0.3	—	—	—	—	—
Valuation of interest rate swap payments	1.8	1.5	0.5	(0.2)	—	—	—
Operating leases	239.6	64.2	53.0	34.4	27.5	26.0	34.5
Long-term purchase obligations	471.8	154.7	147.1	93.5	69.2	7.2	0.1
Uncertain tax positions liability, including interest and penalties (b)	2.7	2.7	—	—	—	—	—
Deferred compensation	44.2	4.1	2.2	2.5	2.1	1.9	31.4	(a)
Estimated future payments for pension and other benefits	26.2	1.5	1.7	1.9	2.2	3.3	15.6	(a)

(a)	Represents estimated future payments from 2015 through 2019.
(b)	The obligations shown above represent uncertain tax positions expected to be paid within the reporting periods presented. In addition to the obligations shown above, approximately $20.4 million of unrecognized tax benefits have been recorded as a liability, and we are uncertain as to if or when such amounts may be settled or paid.
(c)	These amounts are based on stated terms and expected payments. As such, they differ from the amounts reported on our consolidated balance sheet and notes, which are reported consistently with the financial reporting and classification requirements.

Operating Leases

We lease office space under various operating leases. Certain leases are cancelable with substantial penalties. See “Item 2. Properties” for additional information regarding our leases.

Long-Term Purchase Obligations and Commitments

We have entered into long-term agreements to purchase various services, which may contain certain termination provisions and have remaining terms in excess of one year as of December 31, 2009.

We have entered into long-term agreements to receive services related to pharmacy benefit management, pharmacy claims processing services and health quality/risk scoring enhancement services with external third-party service providers. The remaining terms are approximately three years for each of these contracts. Termination of these agreements is subject to certain termination provisions. The total future minimum commitments under these agreements are $131.7 million and are included in the table above.

On August 19, 2008, we entered into an agreement with International Business Machines Corporation (IBM) to outsource our IT infrastructure management services including data center services, IT security management and help desk support. The remaining term of this contract is approximately four years, and total estimated future minimum commitments under the agreement are approximately $225.4 million.

On September 30, 2008, we entered into an agreement with Cognizant Technology Solutions U.S. Corporation (Cognizant) to outsource our software applications development and management activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with: application development services, testing and monitoring services, application maintenance and support services, project management services and cross functional services. The remaining term of this contract is approximately four years, and the total estimated future commitments under the agreement are approximately $84.7 million.

On January 23, 2009, we entered into another agreement with Cognizant to outsource a substantial portion of our claims processing activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with claims adjudication, adjustment, audit and process improvement services. The remaining term of this contract is approximately five years, and the total estimated future commitments under the agreement are approximately $13.0 million.

Under the Stock Purchase Agreement, we retain financial responsibility for the profits or losses, subject to specified adjustments, of the Acquired Companies for the period beginning on the closing date and ending on the earlier of (i) the second anniversary of the closing date and (ii) the date that all of the United Administrative Services Agreements are terminated. We expect the United Administrative Services Agreements to be in effect for approximately two years following the closing of the transaction, and anticipate that these profits or losses and the other expenses we incur in performing the administrative services could be significant.

Under the Stock Purchase Agreement, we also will be entitled to 50% of the profits or losses associated with the Acquired Companies’ Medicare business for the year ended December 31, 2010 (subject to a cap of $10 million of profit or loss). In the event that the Acquired Companies renew the Medicare contract for the acquired business for the year ended December 31, 2011, United will be entitled to all of the after tax profits and losses relating to the business for that year (subject to certain limitations). We have agreed to administer the Medicare business of the Acquired Companies for 2010 and for 2011 (only if the related Medicare contract is not transferred to a non-Acquired Company affiliate of United as of January 1, 2011). We expect to administer the Medicaid business of the Acquired Companies until no later than June 30, 2010, which is the termination date for the related Medicaid contract. See “Item 1. Business—Segment Information—Northeast Operations Segment” for additional detail on the Northeast Sale.

We have excluded from the table above amounts already recorded in our current liabilities on our consolidated balance sheet as of December 31, 2009. We have also excluded from the table above various contracts we have entered into with our health care providers, health care facilities, the federal government and other contracts that we have entered into for the purpose of providing health care services. We have excluded those contracts that allow for cancellation without significant penalty, obligations that are contingent upon achieving certain goals and contracts for goods and services that are fulfilled by vendors within a short time horizon and within the normal course of business.

The future contractual obligations in the contractual obligations table are estimated based on information currently available. The timing of and the actual payment amounts may differ based on actual events.

Surety Bonds

In order to secure judgment pending our appeal in the AmCareco litigation, we obtained surety bonds totaling $114.7 million, which are further secured by letters of credit issued in December 2005 in the amounts of $88.1 million. See Notes 6 and 13 to the consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

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

Approximately 39%, 37%, and 35% in 2009, 2008 and 2007, respectively, of our health plan services premium revenues were generated under Medicare and Medicaid/Medi-Cal contracts. These revenues are subject to audit and retroactive adjustment by the respective fiscal intermediaries. Laws and regulations governing these programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.

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

Reserves for claims and other settlements include reserves for claims (incurred but not reported claims (IBNR) and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our Health Plan Services. As of December 31, 2009, 73% of reserves for claims and other settlements were attributed to claims reserves. See Note 15 to our consolidated financial statements for a reconciliation of changes in the reserve for claims.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$(43.8) million
1%	$(22.3)million
(1)%	$23.1 million
(2)%	$47.2 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$23.1 million
1%	$11.6 million
(1)%	$(11.6) million
(2)%	$(23.1) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Significant factors that can lead to a change in our profitability estimates include premium yield and health care cost trend assumptions, risk share terms and non-performance of a provider under a capitated agreement resulting in membership reverting to fee-for-service arrangements with other providers. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the losses are determined and are classified as Health Plan Services. We held no premium deficiency reserves as of December 31, 2009.

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

Other government contracts revenues are recognized in the month in which the eligible beneficiaries are entitled to health care services or in the month in which the administrative services are performed or the period that coverage for services is provided. Under our TRICARE contract for the North Region we recognize amounts receivable and payable under the government contracts related to estimated health care IBNR expenses which are reported separately on the accompanying consolidated balance sheet as of December 31, 2009. These amounts are the same since all of the estimated health care IBNR expenses incurred are offset by an equal amount of revenues earned.

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

We perform our annual impairment test on our recorded goodwill as of June 30 or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets for each of our reporting units. Health Plan Services was our only reporting unit with goodwill as of December 31, 2008. During the three months ended September 30, 2009, we reviewed our reportable segments following the execution of the Stock Purchase Agreement to sell the Acquired Companies as discussed in Note 3 to our consolidated financial statements. Upon the execution of the Stock Purchase Agreement, we determined that we needed to expand our reportable segments to the West Operations, Northeast Operations and Government Contracts (See Note 14 to our consolidated financial statements for more information on our segment changes). Also, at the time we entered into the Stock Purchase Agreement, it became more likely than not that the Acquired Companies would be sold within a year. As a result, we determined that the requirements to classify the Acquired Companies’ assets and liabilities as held for sale were met during the three months ended September 30, 2009. Assets and liabilities held for sale are measured at the lower of carrying value or fair value less cost to sell. Prior to measuring the Acquired Companies’ assets and liabilities to be held for sale at the lower of cost of fair value less cost to sell, we adjusted the carrying values of the assets and liabilities, including goodwill. During the three months ended September 30, 2009, we reallocated goodwill and assessed the goodwill for impairment.

The goodwill allocations were based on the relative fair values of the West Operations, the Northeast Operations to be sold (Acquired Companies) and the Northeast Operations reporting unit to be retained to provide administrative services to United and its affiliates.

Our fair value measurements are based on a combination of the market approach and the income approach. The market approach uses a market valuation methodology which includes the selection of companies engaged in a line (or lines) of business similar to ours to be valued and an analysis of our comparative operating results and future prospects in relation to those of the guideline companies selected. The income approach is based on the discounted cash flow methodology. The discounted cash flow methodology is based on converting expected cash flows to their present value. Annual cash flows are estimated each year of a defined multi-year period until the growth pattern becomes stable. The interim cash flows expected after the growth pattern becomes stable are calculated using an appropriate capitalization technique and then discounted. There are numerous assumptions and estimates underlying the determination of the estimated fair values, including assumptions and estimates related to future earnings and membership levels based on current and future plans and initiatives, long-term strategies and our annual planning and forecasting processes, as well as the expected weighted average cost of capital used in the discount process. If the planned initiatives do not accomplish their targeted objectives, the assumptions and estimates underlying the goodwill impairment tests could be adversely affected and have a material effect upon our financial condition, results of operations, or liquidity.

In connection with the goodwill allocation and related impairment testing, our fair value estimates contemplated the consideration expected to be received in connection with the Northeast Sale, including the cash proceeds, contingent consideration for membership renewal, the receivable for the remaining adjusted tangible net equity and the other deliverables which are part of the Stock Purchase Agreement (see Note 3 to our consolidated financial statements).

After the reallocation of the goodwill, we performed a two-step impairment test to determine the existence of impairment and the amount of the impairment. In the first step, we compared the fair values of our reporting units to the related carrying values and concluded that the carrying value of the Acquired Companies was impaired; however, we determined that the carrying value of the Northeast retained business and the West Operations were not impaired. In the second step we measured the amount of the impairment by comparing the implied value of the Acquired Companies’ goodwill to the carrying amount of such goodwill. Based on the results of our Step 2 test, we concluded that the implied value of the goodwill allocated to the Acquired Companies was zero, which resulted in an impairment charge for the total carrying value of the allocated goodwill of $137 million. We updated our goodwill impairment assessment test performed as of September 30, 2009 to December 11, 2009 and no additional impairment was indicated.

After impairing the goodwill, we compared the Acquired Companies’ adjusted carrying value to its estimated fair value less cost to sell. The carrying value of the assets and liabilities held for sale exceeded the fair value less cost to sell by approximately $6 million. As of September 30, 2009, the assets and liabilities held for sale included $46.2 million in other intangible assets and we reduced the carrying value of these intangibles by the $6 million. Additionally, upon classifying the Acquired Companies’ assets and liabilities as held for sale we ceased recording amortization expense related to these intangible assets.

On December 11, 2009, we completed the Northeast Sale (See Note 3 to the consolidated financial statements for information regarding the Northeast Sale).

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

During the year ended December 31, 2009, we recorded such impairments totaling $35.1 million, including $31.6 million in property and equipment in connection with the Northeast Sale (see Note 3 to our consolidated financial statements), $3.4 million in connection with our operations strategy and an other-than-temporary impairment of $60,000 of investment securities.

Income Taxes

We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We establish a valuation allowance in accordance with the provisions of the Income Taxes Topic of Financial Accounting Standards Board (FASB) Accounting Standards Codification. We continually review the adequacy of the valuation allowance and recognize the benefits from our deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized.

We file tax returns in many tax jurisdictions. Often, application of tax rules within the various jurisdictions is subject to differing interpretation. Despite our belief that our tax return positions are fully supportable, we believe that it is probable certain positions will be challenged by taxing authorities, and we may not prevail on the positions as filed. Accordingly, we maintain a liability for the estimated amount of contingent tax challenges by taxing authorities upon examination, in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. The interpretation also requires that any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements be recorded in a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment.

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

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2009. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $24.1 million as of December 31, 2009.

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

Except for those securities held by trustees or regulatory agencies (see Note 2 to our consolidated financial statements), all of our investment securities are designated as “available-for-sale” assets. As such, they are reflected at their estimated fair value, with the difference between cost and estimated fair value reflected in accumulated other comprehensive income, a component of Stockholders’ Equity (see Note 4 to the consolidated financial statements). Virtually, all of our investment securities are fixed income securities. Approximately 40% of our available-for-sale investment securities are mortgage-backed securities (MBS) and include both current and non-current investments. Approximately 89% of the MBS are agency securities. Therefore, we believe that our exposure to credit-related market value risk for our MBS is limited. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. However, these securities may be negatively impacted by illiquidity in the market. The recent disruptions in the credit markets have negatively impacted the liquidity of investments. However, such disruptions did not have a material impact to the liquidity of our investments. A worsening of credit market disruptions or sustained market downturns could have negative effects on the liquidity and value of our investment assets.

Borrowings under our revolving credit facility, which totaled $100.0 million as of December 31, 2009, are subject to variable interest rates. For additional information regarding our revolving credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.

The fair value of our fixed rate borrowings, including our Senior Notes and financing facility as of December 31, 2009, was approximately $468.0 million, which was based on quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of

December 31, 2009. These cash outflows include expected principal and interest payments consistent with the terms of the outstanding debt as of December 31, 2009.

	2010	2011	2012	2013	2014	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowings:
Principal	$35.0	$35.0	$35.0	$7.8	$—	$400.0	$512.8
Interest	25.5	25.5	25.5	25.5	25.5	60.7	188.2
Valuation of interest rate swap contracts	(2.2)	(1.5)	(0.7)	—	—	—	(4.4)

Cash outflow on fixed-rate borrowings	$58.3	$59.0	$59.8	$33.3	$25.5	$460.7	$696.6

Floating-rate borrowings:
Principal	$100.0	$—	$—	$—	$—	$—	$100.0
Interest	0.3	—	—	—	—	—	0.3

Cash outflow on floating-rate borrowings	$100.3	$—	$—	$—	$—	$—	$100.3

Total cash outflow on borrowings	$158.6	$59.0	$59.8	$33.3	$25.5	$460.7	$796.9

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this 2009 Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2009, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as indicated below.

During the fourth quarter of 2009, the Company transitioned the responsibility for the calculation of its outstanding claims liability to a third-party actuarial firm. Management has retained responsibility for the approval and recording of the outstanding claims liability.

During the first quarter of 2009, the Company also outsourced its internal information technology (IT) environment, including mainframe services, server services, help desk services, end user services, data network services, voice network services and cross functional services, to a third party. This IT infrastructure outsourcing was completed in February 2009, except for the data center migration, which was completed in all material respects as it relates to the Company’s financial reporting practices in the fourth quarter of 2009. While outsourcing these IT activities, the Company adopted a detailed transition model involving extensive transition planning activities and relevant training, guided support, evaluation of quality measures and increased oversight activities.

We are not currently aware of any material adverse impacts on our internal control over financial reporting as a result of these changes. Management performed an evaluation of the effectiveness of our internal control over financial reporting as of the year ended December 31, 2009. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. There have been no other significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health Net, Inc.

Woodland Hills, California

We have audited the internal control over financial reporting of Health Net, Inc., and subsidiaries (“the Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE, LLP

Los Angeles, California

February 26, 2010

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

The information required by this Item as to (1) directors and executive officers of the Company and (2) compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2009. Such information is incorporated herein by reference and made a part hereof.

On June 16, 2009, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

Item 11. Executive Compensation.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2009. Such information is incorporated herein by reference and made a part hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2009. Such information is incorporated herein by reference and made a part hereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2009. Such information is incorporated herein by reference and made a part hereof.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2009. Such information is incorporated herein by reference and made a part hereof.

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

3. Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the Consolidated Financial Statements Schedules and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

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

Signature	Title	Date

/s/ JAY M. GELLERT Jay M. Gellert	President and Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2010

/s/ JOSEPH C. CAPEZZA Joseph C. Capezza	Chief Financial Officer (Principal Financial Officer)	February 22, 2010

/s/ BRET A. MORRIS Bret A. Morris	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 22, 2010

/s/ MARY ANNE CITRINO Mary Anne Citrino	Director	February 22, 2010

/s/ THEODORE F. CRAVER, JR. Theodore F. Craver, Jr.	Director	February 22, 2010

/s/ VICKI B. ESCARRA Vicki B. Escarra	Director	February 22, 2010

/s/ THOMAS T. FARLEY Thomas T. Farley	Director	February 22, 2010

/s/ GALE S. FITZGERALD Gale S. Fitzgerald	Director	February 22, 2010

/s/ PATRICK FOLEY Patrick Foley	Director	February 22, 2010

/s/ ROGER F. GREAVES Roger F. Greaves	Director	February 22, 2010

/s/ BRUCE G. WILLISON Bruce G. Willison	Director	February 22, 2010

/s/ FREDERICK C. YEAGER Frederick C. Yeager	Director	February 22, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health Net, Inc.

Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Health Net, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Page F-1. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Health Net, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

February 26, 2010

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues
Health plan services premiums	$12,440,589	$12,392,006	$11,435,314
Government contracts	3,104,700	2,835,261	2,501,677
Net investment income	105,930	91,042	120,176
Administrative services fees and other income	62,022	48,280	51,104

Total revenues	15,713,241	15,366,589	14,108,271

Expenses
Health plan services (excluding depreciation and amortization)	10,731,951	10,762,657	9,762,896
Government contracts	2,939,722	2,702,573	2,307,610
General and administrative	1,361,956	1,291,059	1,275,555
Selling	330,112	360,381	327,827
Depreciation and amortization	53,042	59,878	42,982
Interest	40,887	42,909	32,497
Asset impairment on Northeast operations	174,879	—	—
Loss on sale of Northeast health plan subsidiaries	105,931	—	—

Total expenses	15,738,480	15,219,457	13,749,367

(Loss) income from operations before income taxes	(25,239)	147,132	358,904
Income tax provision	23,765	52,129	165,207

Net (loss) income	$(49,004)	$95,003	$193,697

Net (loss) income per share:
Basic	$(0.47)	$0.89	$1.74
Diluted	$(0.47)	$0.88	$1.70
Weighted average shares outstanding:
Basic	103,849	106,532	111,316
Diluted	103,849	107,610	113,829

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$682,803	$668,201
Investments—available for sale (amortized cost: 2009—$1,372,090, 2008—$1,516,316)	1,376,142	1,504,658
Premiums receivable, net of allowance for doubtful accounts (2009—$6,283, 2008—$13,567)	288,719	307,529
Amounts receivable under government contracts	270,810	241,269
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	281,140	302,022
Other receivables	111,608	254,026
Deferred taxes	46,527	87,712
Other assets	187,086	179,649

Total current assets	3,244,835	3,545,066
Property and equipment, net	131,480	202,356
Goodwill	611,886	751,949
Other intangible assets, net	28,108	91,289
Deferred taxes	89,479	81,771
Investments-available for sale-noncurrent (amortized cost: 2009—$23,626, 2008—$0)	20,870	—
Other noncurrent assets	155,993	143,919

Total Assets	$4,282,651	$4,816,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$951,655	$1,338,149
Health care and other costs payable under government contracts	90,815	69,876
IBNR health care costs payable under TRICARE North contract	281,140	302,022
Unearned premiums	135,772	180,548
Loans payable and other financing arrangement	104,007	27,335
Accounts payable and other liabilities	366,125	294,840

Total current liabilities	1,929,514	2,212,770
Senior notes payable	398,480	398,276
Borrowings under amortizing financing facility	—	103,992
Borrowings under revolving credit facility	100,000	150,000
Other noncurrent liabilities	158,874	199,186

Total Liabilities	2,586,868	3,064,224

Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2009—144,175 shares; 2008—143,753)	154	144
Additional paid-in capital	1,190,203	1,182,067
Treasury common stock, at cost (2009- 41,020 shares of common stock; 2008—40,045 shares of common stock)	(1,389,722)	(1,367,319)
Retained earnings	1,895,096	1,944,100
Accumulated other comprehensive income (loss)	52	(6,866)

Total Stockholders’ Equity	1,695,783	1,752,126

Total Liabilities and Stockholders’ Equity	$4,282,651	$4,816,350

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
Adjusted balance as of January 1, 2007	140,690	$140	$1,027,878	(28,815)	$(891,294)	$1,655,400	$(11,237)	$1,780,887
Comprehensive income:
Net income						193,697		193,697
Change in unrealized loss on investments, net of tax impact of $5,738							8,885	8,885
Defined benefit pension plans:
Prior service cost and net loss							1,192	1,192

Total comprehensive income								203,774

Exercise of stock options	2,657	4	73,005					73,009
Share-based compensation expense			24,294					24,294
Tax benefit related to equity compensation plans			26,197					26,197
Repurchases of common stock and accelerated stock repurchase settlement	133		(125)	(4,363)	(232,456)			(232,581)
Forfeiture of restricted stock	(3)		(94)					(94)
Amortization of restricted stock grants			96					96

Balance as of January 1, 2008	143,477	$144	$1,151,251	(33,178)	$(1,123,750)	$1,849,097	$(1,160)	$1,875,582
Comprehensive income:
Net income						95,003		95,003
Change in unrealized loss on investments, net of tax impact of $4,319							(7,207)	(7,207)
Defined benefit pension plans:
Prior service cost and net loss							1,501	1,501

Total comprehensive income								89,297

Exercise of stock options and vesting of restricted stock units	276		6,679					6,679
Share-based compensation expense			24,065					24,065
Tax benefit related to equity compensation plans			72					72
Repurchases of common stock and accelerated stock repurchase agreement				(6,867)	(243,569)			(243,569)

Balance as of January 1, 2009	143,753	$144	$1,182,067	(40,045)	$(1,367,319)	$1,944,100	$(6,866)	$1,752,126
Comprehensive income:
Net loss						(49,004)		(49,004)
Change in unrealized loss on investments, net of tax impact of $4,882							8,241	8,241
Defined benefit pension plans:
Prior service cost and net loss							(1,323)	(1,323)

Total comprehensive income								(42,086)

Exercise of stock options and vesting of restricted stock units	422	10	1,344					1,354
Share-based compensation expense			11,714					11,714
Tax detriment related to equity compensation plans			(4,922)					(4,922)
Repurchases of common stock				(975)	(22,403)			(22,403)

Balance as of December 31, 2009	144,175	$154	$1,190,203	(41,020)	$(1,389,722)	$1,895,096	$52	$1,695,783

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(49,004)	$95,003	$193,697
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization and depreciation	53,042	59,878	42,982
Asset and investment impairment charges	187,263	47,869	—
Loss on sale of business	105,931	—	—
Share-based compensation expense	11,714	24,065	24,298
Deferred income taxes	(1,913)	15,420	(98,629)
Excess tax benefit on share-based compensation	(23)	(815)	(17,987)
Net realized (gain) loss on investments	(45,319)	4,331	(4,957)
Other changes	26,690	(10,307)	(2,998)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(26,644)	(39,271)	(74,184)
Other current assets, receivables and noncurrent assets	164,740	(153,310)	143,783
Amounts receivable/payable under government contracts	(8,602)	(50,431)	26,223
Reserves for claims and other settlements	(162,735)	37,717	251,636
Accounts payable and other liabilities	(7,607)	(189,111)	121,618

Net cash provided by (used in) operating activities	247,533	(158,962)	605,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	1,785,741	1,219,291	807,649
Maturities of investments	191,597	257,149	213,833
Purchases of investments	(1,923,692)	(1,473,664)	(1,180,854)
Sales of property and equipment	3,847	4	96,748
Purchases of property and equipment	(25,342)	(95,641)	(64,850)
Cash divested related to the sale of businesses, net of cash received	(173,422)	—	—
Cash paid related to the acquisition of businesses	—	—	(80,277)
Sales (purchases) of restricted investments and other	6,097	24,990	(22,444)

Net cash used in investing activities	(135,174)	(67,871)	(230,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	1,354	6,636	72,622
Excess tax benefit on share-based compensation	23	815	17,987
Repurchases of common stock	(14,150)	(243,172)	(232,220)
Borrowings under financing arrangements	80,000	520,000	668,535
Repayment of borrowings under financing arrangements	(164,984)	(396,262)	(600,000)

Net cash used in financing activities	(97,757)	(111,983)	(73,076)

Net increase (decrease) in cash and cash equivalents	14,602	(338,816)	302,211
Cash and cash equivalents, beginning of year	668,201	1,007,017	704,806

Cash and cash equivalents, end of year	$682,803	$668,201	$1,007,017

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$27,904	$31,330	$42,495
Income taxes paid	71,396	97,715	183,843
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Imputed interest discounts and deferred revenues	$31,581	$—	$27,637
Amortization of discounts into earnings	8,790	10,228	—
Accretion of deferred revenues into earnings	7,664	10,228	—

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Health Net, Inc. (referred to herein as the Company, we, us, our or HNT) is an integrated managed care organization that delivers managed health care services. We are among the nation’s largest publicly traded managed health care companies. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (HMOs), insured preferred provider organizations (PPOs) and point of service (POS) plans to approximately 6.1 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid and TRICARE programs. Our subsidiaries also offer managed health care products related to behavioral health and prescription drugs. We also own health and life insurance companies licensed to sell exclusive provider organization (EPO), PPO, POS and indemnity products as well as auxiliary non-health products such as life and accidental death and dismemberment, dental, vision, behavioral health and disability insurance. These products are offered by our health and life insurance subsidiaries, which are licensed to sell insurance in 49 states and the District of Columbia.

We currently operate within three reportable segments: West Operations, Northeast Operations and Government Contracts, each of which is described below (see Note 14). Prior to the third quarter ended September 30, 2009, we operated within two reportable segments, Health Plan Services and Government Contracts.

Our West Operations reportable segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries in Arizona, California and Oregon.

On December 11, 2009, we completed the sale (the Northeast Sale) of all of the outstanding shares of capital stock of our New York, New Jersey, Connecticut and Bermuda subsidiaries that conducted business in our Northeast Operations (the Acquired Companies or Northeast business). The sale was made pursuant to a Stock Purchase Agreement (the Stock Purchase Agreement), dated as of July 20, 2009, by and among the Company, Health Net of the Northeast, Inc. (HNNE), Oxford Health Plans, LLC (Buyer) and, solely for the purposes of guaranteeing Buyer’s obligations thereunder, UnitedHealth Group Incorporated (United). At the closing of the Northeast Sale, affiliates of United also acquired membership renewal rights for certain health care business conducted by our subsidiary, Health Net Life Insurance Company, in the states of Connecticut and New Jersey. We will continue to serve the members of the Acquired Companies under Administrative Services Agreements we entered into with United and certain of its affiliates (the United Administrative Services Agreements), until all members are either transitioned to a legacy United entity or non-renewed. We expect the United Administrative Services Agreements to be in effect for approximately two years following the closing of the transaction (see Note 3 for more information on the Northeast Sale). Prior to the Northeast Sale, our Northeast Operations reportable segment included our commercial, Medicare and Medicaid health plans, the operations of our HMOs in Connecticut, New York and New Jersey and our New York insurance company. See Note 14 for our reportable segment information. Following the Northeast Sale, our Northeast Operations reportable segment includes the operations of our businesses that are providing administrative services to United and its affiliates pursuant to the United Administrative Services Agreements.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia and a small portion of Tennessee, Missouri and Iowa. The Company administers health care programs covering approximately 3.0 million eligible individuals in the Military Health System under the TRICARE contract.

The five-year North Region contract is subject to annual renewals on April 1 of each year at the option of the Department of Defense. In 2007, Congress passed legislation allowing for up to two additional years worth of extensions for all TRICARE regions, including the North Region contract, at the Department of Defense’s option. Subsequent to the passage of this legislation, we negotiated the terms, including administrative prices and health care target costs, of the North Region contract for the following three option periods with the Department of Defense: option period 6 (April 1, 2009—March 31, 2010), option period 7 (April 1, 2010—September 30, 2010), and option period 8 (October 1, 2010—March 31, 2011). We are currently in the sixth option period of health care operations which is scheduled to conclude on March 31, 2010 unless extended by the Department of Defense. The Department of Defense has formally indicated its intent to exercise option periods 7 and 8 under our current contract for the North Region.

Note 2—Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

In accordance with the Generally Accepted Accounting Principles Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (codification), we adopted the codification as of July 1, 2009. The codification became the source of authoritative accounting principles generally accepted in the United States of America (GAAP) recognized by the FASB and is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The codification supersedes all then-existing non-SEC accounting and reporting standards and the FASB will not issue any new standards in the form of Statements, FASB Staff Positions (FSPs) and Emerging Issues Task Force (EITF) consensuses. Instead, it will issue Accounting Standards Updates.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. Actual results could differ from those estimates. Principal areas requiring the use of estimates include the determination of Medicare risk factor adjustments, risk sharing revenues, allowances for doubtful accounts, reserves for claims and other settlements, reserves for contingent liabilities (including litigation and workers’ compensation reserves), amounts receivable or payable under government contracts, income taxes and assumptions when determining net realizable values on long-lived assets.

Revenue Recognition

Health plan services premium revenues include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts to provide care to enrolled Medicare

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recipients, and revenues from behavioral health services. Revenue is recognized in the month in which the related enrollees are provided health care services. Premiums collected in advance are recorded as unearned premiums.

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

We provide administrative services only (ASO) products to large employer groups in California. Prior to the Northeast Sale, we provided ASO services to our health plans in Connecticut, New Jersey and New York. Subsequent to the sale, we provided ASO services to United and its affiliates from December 11, 2009 through December 31, 2009 and recorded ASO revenue of $15.1 million. Under these arrangements, we provide claims processing, customer services, medical management, provider network access and other administrative services. Administrative services fees are recognized as revenue in the period services are provided.

Health Care Services and Government Contract Expenses

The cost of health care services is recognized in the period in which services are provided and includes an estimate of the cost of services that have been incurred but not yet reported. Such costs include payments to primary care physicians, specialists, hospitals, outpatient care facilities and the costs associated with managing the extent of such care. Our health care cost can also include from time to time remediation of certain claims as a result of periodic reviews by various regulatory agencies. We estimate the amount of the provision for service costs incurred but not reported (IBNR) using standard actuarial methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for service costs incurred but not reported are made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. Such estimates are subject to the impact of changes in the regulatory environment and economic conditions. Given the inherent variability of such estimates, the actual liability could differ significantly from the amounts provided. While the ultimate amount of claims and losses paid are dependent on future developments, management is of the opinion that the recorded reserves are adequate to cover such costs. These estimated liabilities are reduced by estimated amounts recoverable from third parties for subrogation.

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

Approximately 39%, 37%, and 35% in 2009, 2008 and 2007, respectively, of our health plan services premium revenues were generated under Medicare and Medicaid/Medi-Cal contracts. These revenues are subject to audit and retroactive adjustment by the respective fiscal intermediaries. Laws and regulations governing these programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the loss is determined and are classified as Health Plan Services cost. We held no premium deficiency reserves as of December 31, 2009 and 2008.

Under the TRICARE contract for the North Region, we record amounts receivable and payable for estimated health care IBNR expenses and report such amounts separately on the accompanying consolidated balance sheet. These amounts are equal since the estimated health care IBNR expenses incurred are offset by an equal amount of revenues earned.

Medicare Part D

We offer the Medicare Part D benefit as a fully insured product to our existing and new Medicare members. The Part D benefit consists of pharmacy benefits for Medicare beneficiaries. Part D renewal occurs annually, but it is not a guaranteed renewable product. We report Part D as part of our West Operations reportable segment.

Part D offers two types of plans: Prescription Drug Plan (PDP) and Medicare Advantage Plus Prescription Drug (MAPD). PDP covers only prescription drugs and can be combined with traditional Medicare, certain Medicare Advantage Plans or Medicare supplemental plans. MAPD covers both prescription drugs and medical care. The majority of our Part D members in the PDP fall into the low-income category.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Catastrophic Reinsurance Subsidy—CMS will reimburse Health Net for 80% of the drug costs after a member reaches his or her out of pocket catastrophic threshold of $4,350, $4,050 and $3,850 for the years ended December 31, 2009, 2008 and 2007, respectively. The CMS prospective payment (a flat PMPM cost reimbursement estimate) is received monthly based on the original CMS bid. After the year is complete, a settlement is made based on actual experience. The catastrophic reinsurance subsidy is accounted for as deposit accounting.

Low-Income Member Cost Sharing Subsidy—For qualifying low-income members, CMS will reimburse Health Net, on the member’s behalf, some or all of a member’s cost sharing amounts (e.g. deductible, co-pay/coinsurance). The amount paid for the member by CMS is dependent on the member’s income level in relation to the Federal Poverty Level. Health Net receives prospective payments on a monthly basis, and they represent a cost reimbursement that is finalized and settled after the end of the year. The low-income member cost sharing subsidy is accounted for as deposit accounting.

CMS Risk Share—Premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances of more than 5% above or below the original bid submitted by us may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received. We estimate and recognize an adjustment to premium revenues related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain including member eligibility status differences with CMS. The risk-share adjustment, if any, is recorded as an adjustment to premium revenues and premiums receivable.

Health care costs and general and administrative expenses associated with Part D are recognized as the costs and expenses are incurred.

CMS Risk Factor Adjustments

We have an arrangement with CMS for certain of our Medicare products whereby periodic changes in our risk factor adjustment scores for certain diagnostic codes result in changes to our health plan services premium revenues. We recognize such changes when the amounts become determinable, supportable and the collectibility

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is reasonably assured. Because the recorded revenue is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be different than the amounts we have initially recognized on our financial statements. The change in our estimate for the risk adjustment in the years ended December 31, 2009 and 2008 was not significant. For the year ended December 31, 2007, the change in estimate was $67.9 million.

TRICARE Contract Target Costs

Our TRICARE contract for the North Region includes a target cost and price for reimbursed health care costs, which is negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable, and the collectibility is reasonably assured. As a result of changes in the estimate during the year ended December 31, 2009, we recognized an increase in revenue of $40 million and an increase in cost of $49 million. As a result of changes in the estimate during the year ended December 31, 2008, we recognized an increase in revenue of $17 million and an increase in cost of $22 million. As a result of changes in the estimate during the year ended December 31, 2007, we recognized a decrease in revenue of $58 million, and a decrease in cost of $75 million. In addition, 2007 included a $36.5 million favorable settlement with the Federal Government regarding prior Option Period 1 health care cost targets. The administrative price is paid on a monthly basis, one month in arrears and certain components of the administrative price are subject to volume-based adjustments.

Share-Based Compensation Expense

As of December 31, 2009, we had various long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, which are described more fully in Note 8.

The compensation cost that has been charged against income under our various long-term incentive plans was $11.7 million, $24.1 million and $24.3 million during the years ended December 31, 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $4.5 million, $9.3 million and $9.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows and such amounts are approximately $23 thousand, $0.8 million and $18.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Forfeiture rates for share based awards are estimated up front and true-up adjustments are recorded for the actual forfeitures.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with maturity of three months or less when purchased.

Investments

Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method and realized gains and losses are included in net investment income. We periodically assess our available-for-sale investments for other-than-temporary impairment. Any such other-than-temporary impairment from credit loss is recognized as a realized loss and measured as the excess of carrying value over fair value at the time the assessment is made. During the year ended December 31, 2009, we recognized a $60,000 loss from other-than-temporary impairments. During the year ended December 31, 2008, we recognized a $14.6 million loss from other-than-temporary impairments. During the year ended December 31, 2007 we had no other-than-temporary impairment loss (see Note 4 for additional information regarding our loss from other-than-temporary impairments).

Fair Value of Financial Instruments

The estimated fair value amounts of cash equivalents, investments available for sale, trade accounts and notes receivable and notes payable have been determined by us using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of trade receivables, long-term notes receivable and nonmarketable securities approximate the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed rate borrowings, including our Senior Notes and financing facility was $468.0 million as of December 31, 2009. The fair value of our fixed rate borrowings, including our Senior Notes and financing facility was $291.3 million as of December 31, 2008. The fair value of our variable rate borrowings, from our revolving credit facility, as of December 31, 2009 was $100.0 million, which was equal to the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. See Note 6 for our financing arrangements.

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of December 31, 2009 and December 31, 2008, the restricted cash and cash equivalents balances totaled $5.6 million and $63.5 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $9.9 million and $55.3 million as of December 31, 2009 and 2008, respectively, and are included in investments available-for-sale.

Interest Rate Swap Contracts

We are exposed to certain risks relating to our ongoing business operations. Some of those risks can be managed by using derivative instruments. We enter into interest rate swaps from time to time to help manage interest rate risk associated with our variable rate borrowings. On December 19, 2007, we entered into a five-year, $175 million amortizing financing facility with a non-U.S. lender (see Note 6 to our consolidated financial statements). In connection with the financing facility, we entered into an interest rate swap agreement (2007 Swap) under which we pay an amount equal to LIBOR times a notional principal amount and receive in return an amount equal to 4.294% times the same notional principal amount. The 2007 Swap does not qualify for hedge

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting. Accordingly, the 2007 Swap is reflected at fair value of $5.8 million as of December 31, 2009 in other current assets in our consolidated balance sheet with an offset included in net investment income in our consolidated statement of operations of $1.1 million which reflect the interest and change in value during the year ended December 31, 2009.

On March 12, 2009, we entered into an interest rate swap agreement (2009 Swap) under which we pay an amount equal to 2.245% times a notional principal amount and in return we receive an amount equal to LIBOR times the same notional principal amount. The 2009 Swap is designed to reduce variability in our net income due to changes in variable interest rates. The 2009 Swap does not qualify for hedge accounting. Accordingly, the 2009 Swap is reflected at a fair value of $(1.3) million in other noncurrent liabilities in our consolidated balance sheet with an offset included in net investment income in our consolidated statement of operations of $(2.3) million which reflect the interest and change in value during the year ended December 31, 2009.

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

We periodically assess long-lived assets or asset groups including property and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If we identify an indicator of impairment, we assess recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. Long-lived assets are classified as held for sale and included as part of current assets when certain criteria are met. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved. During the year ended December 31, 2009, we recorded $35.0 million in impairment charges, including $31.6 million in connection with the Northeast Sale (see Note 3) and $3.4 million in connection with our operations strategy recorded in general and administrative expenses. During the years ended December 31, 2008 and 2007, we recorded $26.9 million and $0, respectively, in impairment charges.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We perform our annual impairment test on our recorded goodwill as of June 30 or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets for each of our reporting units. Health Plan Services was our only reporting unit with goodwill as of December 31, 2008. During the three months ended September 30, 2009, upon the execution of the Stock Purchase Agreement as discussed in Note 3, we determined that we needed to expand our reportable segments to the West Operations, Northeast Operations and Government Contracts (See Note 14 to our consolidated financial statements for more information on our segment changes). Also, at the time we entered into the Stock Purchase Agreement, it became more likely than not that the Acquired Companies would be sold within a year. As a result, we determined that the requirements to classify the Acquired Companies’ assets and liabilities as held for sale were met during the three months ended September 30, 2009. Assets and liabilities held for sale are measured at the lower of carrying value or fair value less cost to sell. Prior to measuring the Acquired Companies’ assets and liabilities to be held for sale at the lower of cost of fair value less cost to sell, we adjusted the carrying values of the assets and liabilities, including goodwill. During the three months ended September 30, 2009, we reallocated goodwill and assessed the goodwill for impairment.

The goodwill allocations were based on the relative fair values of the West Operations, the Northeast Operations to be sold (Acquired Companies) and the Northeast Operations reporting unit to be retained to provide administrative services to United and its affiliates.

Our fair value measurements are based on a combination of the market approach and the income approach. The market approach uses a market valuation methodology which includes the selection of companies engaged in a line (or lines) of business similar to ours to be valued and an analysis of our comparative operating results and future prospects in relation to those of the guideline companies selected. The income approach is based on the discounted cash flow methodology. The discounted cash flow methodology is based on converting expected cash flows to their present value. Annual cash flows are estimated each year of a defined multi-year period until the growth pattern becomes stable. The interim cash flows expected after the growth pattern becomes stable are calculated using an appropriate capitalization technique and then discounted. There are numerous assumptions and estimates underlying the determination of the estimated fair values, including assumptions and estimates related to future earnings and membership levels based on current and future plans and initiatives, long-term strategies and our annual planning and forecasting processes, as well as the expected weighted average cost of capital used in the discount process. If the planned initiatives do not accomplish their targeted objectives, the assumptions and estimates underlying the goodwill impairment tests could be adversely affected and have a material effect upon our financial condition, results of operations, or liquidity.

In connection with the goodwill allocation and related impairment testing, our fair value estimates contemplated the consideration expected to be received in connection with the Northeast Sale, including the cash proceeds, contingent consideration for membership renewal, the receivable for the remaining adjusted tangible net equity and the other deliverables which are part of the Stock Purchase Agreement (see Note 3 to our consolidated financial statements).

After the reallocation of the goodwill, we performed a two-step impairment test to determine the existence of impairment and the amount of the impairment. In the first step, we compared the fair values of our reporting units to the related carrying values and concluded that the carrying value of the Acquired Companies was impaired; however, we determined that the carrying value of the Northeast retained business and the West Operations were not impaired. In the second step we measured the amount of the impairment by comparing the implied value of the Acquired Companies’ goodwill to the carrying amount of such goodwill. Based on the results of our Step 2 test, we concluded that the implied value of the goodwill allocated to the Acquired Companies was zero, which resulted in an impairment charge for the total carrying value of the allocated

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill of $137 million. We updated our goodwill impairment assessment test performed as of September 30, 2009 to December 11, 2009 and no additional impairment was indicated.

After impairing the goodwill, we compared the Acquired Companies’ adjusted carrying value to its estimated fair value less cost to sell. The carrying value of the assets and liabilities held for sale exceeded the fair value less cost to sell by approximately $6 million. As of September 30, 2009, the assets and liabilities held for sale included $46.2 million in other intangible assets and we reduced the carrying value of these intangibles by the $6 million. Additionally, upon classifying the Acquired Companies’ assets and liabilities as held for sale we ceased recording amortization expense related to these intangible assets.

On December 11, 2009, we completed the Northeast Sale (see Note 3 to the consolidated financial statements for information regarding the Northeast Sale).

We also evaluated the recoverability of other long-lived assets held and used in the retained portion of the Northeast Operations, including property and equipment. In the year ended December 31, 2009, we impaired all property and equipment owned and used by the Northeast health plan operations totaling $31.6 million based on our fixed assets redeployment strategy and our impairment assessments.

The carrying amount of goodwill by reporting unit is as follows:

	West Operations	Northeast Operations- Sold	Northeast Operations- Retained	Total
	(Dollars in millions)
Balance as of December 31, 2008				$752.0
Reallocation	$609.0	$137.0	$6.0
Impairment related to Northeast Sale	—	(137.0)	—	(137.0)
Other impairment	(3.1)	—	—	(3.1)

Balance as of December 31, 2009	$605.9	$—	$6.0	$611.9

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets Sold	Fair Value Adjustment	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of December 31, 2008:
Provider networks	$40.5	$(30.1)	$—	$—	$10.4	19.4
Employer groups (Note 3)	76.8	(18.3)	—	—	58.5	6.5
Customer relationships and other (Note 3)	29.5	(7.6)	—	—	21.9	11.1
Trade name (Note 3)	3.2	(3.2)	—	—	—	1.5
Covenant not-to-compete (Note 3)	2.2	(1.7)	—	—	0.5	2.0

	$152.2	$(60.9)	$—	$—	$91.3

As of December 31, 2009:
Provider networks	$40.5	$(31.5)	$—	$—	$9.0	19.4
Employer groups (Note 3)	76.8	(24.3)	(46.2)	(6.3)	—	—
Customer relationships and other	29.5	(10.4)	—	—	19.1	11.1
Trade name	3.2	(3.2)	—	—	—	1.5
Covenant not-to-compete	2.2	(2.2)	—	—	—	2.0

	$152.2	$(71.6)	$(46.2)	$(6.3)	$28.1

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortization expense was $10.7 million, $20.0 million and $12.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2010	$3.8
2011	3.5
2012	3.4
2013	3.4
2014	2.8

Policy Acquisition Costs

Policy acquisition costs are those variable costs that relate to the acquisition of new and renewal commercial health insurance business. Such costs include broker commissions, costs of policy issuance and underwriting, and other costs we incur to acquire new commercial business or renew existing business. Our commercial health insurance business typically has a one-year term and may be canceled upon a 30-day notice. We expense these costs as incurred in accordance with the Health Care Organization Audit and Accounting Guide and report them as selling expenses in our consolidated statements of operations.

Reserves for Contingent Liabilities

In the course of our operations, we are involved on a routine basis in various disputes with members, health care providers, and other entities, as well as audits or investigations by government agencies and elected officials that relate to our services and/or business practices that expose us to potential losses.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. Our 10 largest employer group premiums receivable balances within each of our plans accounted for 20% and 48% of our total

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

premiums receivable as of December 31, 2009 and 2008, respectively. Our Medicare receivable from CMS represented 26% of total receivables as of December 31, 2009, compared with 56% as of December 31, 2008. Our 10 largest employer group premiums within each of our plans accounted for 17%, 18% and 18% of our health plan services premiums for the years ended December 31, 2009, 2008 and 2007, respectively. The federal government is the only customer of our Government Contracts segment, with premiums and fees accounting for 100% of our Government Contracts revenue. In addition, the federal government is a significant customer of the Company’s West Operations segment as a result of its contract with CMS for coverage of Medicare-eligible individuals. Medicare revenues accounted for 30%, 28% and 24% of our health plan premiums in 2009, 2008 and 2007, respectively. These amounts include revenues from our Northeast business through the closing date of the Northeast Sale.

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

Common stock equivalents arising from dilutive stock options, restricted common stock and RSUs are computed using the treasury stock method. For the years ended December 31, 2008 and 2007, this amounted to 1,078,000 and 2,513,000 shares, respectively, which include 299,000 and 239,000 aggregate common stock equivalents from dilutive RSUs and restricted common stock, respectively. For the year ended December 31, 2009, 563,000, shares of common stock equivalents, including 513,000 common stock equivalents from dilutive RSU equivalents were excluded from the computation of loss per share due to their anti-dilutive effect.

Options to purchase an aggregate of 3,051,000 and 1,256,000 shares of common stock were considered anti-dilutive during 2008 and 2007, respectively, and were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock for each respective period. These options expire at various times through April 2019 (see Note 8).

We have a $700 million stock repurchase program authorized by our Board of Directors. The remaining authorization under our stock repurchase program as of December 31, 2009 was $82.7 million (see Note 9). On November 4, 2008, we announced that our stock repurchase program was on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, was undertaking a review of the Company’s strategic direction. On July 20, 2009, we announced the completion of our strategic review, which included entering into the Stock Purchase Agreement. For a detailed description of the Northeast Sale, see Note 3 to our consolidated financial statements. On December 8, 2009, we announced that our Board of Directors has authorized the Company to resume repurchases of its common stock under its existing stock repurchase program.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized appreciation (depreciation), after tax, on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan (see Note 10).

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our accumulated other comprehensive income (loss) are as follows:

	For the Years Ended December 31,
	2009	2008
	(Dollars in millions)
Investments:
Unrealized losses on investments available for sale as of January 1	$(7.3)	$(0.1)
Net change in unrealized gains (losses) on investments available for sale	37.8	(10.1)
Reclassification of unrealized (gains) losses to earnings	(29.5)	2.9

Unrealized gains (losses) on investments available for sale as of December 31	1.0	(7.3)

Defined benefit pension plans:
Prior service cost and net loss amortization as of January 1	0.4	(1.1)
Net change in prior service cost and net loss amortization	(1.3)	1.5

Prior service cost and net loss amortization as of December 31	(0.9)	0.4

Accumulated other comprehensive income (loss)	$0.1	$(6.9)

Taxes Based on Premiums

We provide services in certain states, which require premium taxes to be paid by us based on membership or billed premiums. These taxes are paid in lieu of or in addition to state income taxes and totaled $75.7 million in 2009, $48.0 million in 2008 and $43.6 million in 2007. These amounts are recorded in general and administrative expenses on our consolidated statements of operations.

Income Taxes

We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We establish a valuation allowance in accordance with the provisions of the Income Taxes Topic of FASB codification. We continually review the adequacy of the valuation allowance and recognize the benefits from our deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized.

We file tax returns in many tax jurisdictions. Often, application of tax rules within the various jurisdictions is subject to differing interpretation. Despite our belief that our tax return positions are fully supportable, we believe that it is probable certain positions will be challenged by taxing authorities, and we may not prevail on the positions as filed. Accordingly, we maintain a liability for the estimated amount of contingent tax challenges by taxing authorities upon examination. We analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. Any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements is recorded in a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment. See Note 11 to the consolidated financial statements for additional disclosures.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Acquisitions and Dispositions

Sale of Northeast Health Plan Subsidiaries

On December 11, 2009, we completed the Northeast Sale. See Note 1 for additional information on the Northeast Sale.

At the closing, United paid to us $350 million, consisting of (i) a $60 million minimum payment for the commercial membership of the acquired business and the Medicare and Medicaid businesses of the Acquired Companies, and (ii) $290 million representing a portion of the adjusted tangible net equity of the Acquired Companies at closing. Under the Stock Purchase Agreement, we will receive one-half of the remaining amount of the closing adjusted tangible net equity of the Acquired Companies on the first anniversary of closing and the other half on the second anniversary, subject to certain adjustments.

After closing, United could pay us additional consideration as our Northeast commercial members, Medicare and/or Medicaid businesses transition to other United products to the extent such amounts exceed the initial minimum payment of $60 million (referred to as contingent membership renewal). We will continue to serve the members of the Acquired Companies under the United Administrative Services Agreements, until all members are either transitioned to a legacy United entity or non-renewed. We expect the United Administrative Services Agreements to be in effect for approximately two years following the December 11, 2009 closing date.

Under the Stock Purchase Agreement, we retain financial responsibility for the profits or losses, subject to specified adjustments, of the Acquired Companies for the period beginning on the closing date and ending on the earlier of (i) the second anniversary of the closing date and (ii) the date that all of the United Administrative Services Agreements are terminated. Under the Stock Purchase Agreement, we also will be entitled to 50% of the profits or losses associated with the Acquired Companies’ Medicare business for the year ended December 31, 2010 (subject to a cap of $10 million of profit or loss). In the event that the Acquired Companies renew the Medicare contract for the acquired business for the year ended December 31, 2011, United will be entitled to all of the after tax profits and losses relating to the business for that year (subject to certain limitations). We have agreed to administer the Medicare business of the Acquired Companies for 2010 and for 2011 (only if the related Medicare contract is not transferred to United as of January 1, 2011). We expect to administer the Medicaid business of the Acquired Companies until no later than June 30, 2010, which is the termination date for the related Medicaid contract. We expect the revenues earned and expenses incurred under the United Administrative Services Agreements to be significant.

In addition, at the closing, our subsidiary, Health Net Life Insurance Company, entered into a business transition agreement with certain affiliates of United, pursuant to which the United affiliates acquired membership renewal rights for certain Health Net Life Insurance Company health care business in the states of Connecticut and New Jersey. We also entered into a non-competition agreement with Buyer at closing, pursuant to which we have agreed not to compete with the acquired business in the States of New York, New Jersey, Connecticut and Rhode Island for a period of five years, and certain other restrictive covenants. We retained the renewal rights and our ability to sell our stand-alone PDP products in Connecticut and New Jersey through Health Net Life Insurance Company.

We realized the following items as of and for the year ended December 31, 2009 related to the sale of Acquired Companies:

•	Cash proceeds of $350 million;

•

Amounts receivable of $69 million (net of $11 million discount) from United for the remaining adjusted tangible net equity at fair value due on the first anniversary of closing recorded as other current assets;

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Amounts receivable of $59 million (net of $21 million discount) from United for the remaining adjusted tangible net equity at fair value due on the second anniversary of closing recorded as other noncurrent assets;

•	Amounts payable of $18 million to United for true-up of adjusted tangible net equity recorded as a current liability;

•	Value of future services to be provided under the United Administrative Services Agreements of $48 million as deferred revenue at fair value;

•	Indemnification guarantee of $5 million at fair value; and

•	Pretax loss on sale of $106 million.

The fair value of the amounts receivable from United for the remaining adjusted tangible net equity was determined on the basis of discounted present value technique. That measure is based on significant Level 3 inputs that are not observable in the market. Key assumptions include (a) a discount rate of 16% and (b) a probability adjusted level of payment of $80 million in each of 2010 and 2011.

The fair value of the United Administrative Services Agreements was determined by applying the income approach and a market approach. This fair value measurement is based on significant Level 3 inputs that are not observable in the market. Key assumptions include (a) a discount rate of 12% and (b) a range of historical EBITDA multiples for the Company as well as those of companies deemed to be in similar lines of business as the Company.

A liability of $5 million has been recognized at fair value for an indemnification on certain tax positions taken by United. We expect that the majority of this expenditure, if any, will be incurred within the first years subsequent to closing.

We recognized a pretax loss of $106 million related to the sale of the Acquired Companies, which is reported as a separate line item on our consolidated statement of operations for the year ended December 31, 2009. Prior to the consummation of the sale of the Acquired Companies, we classified the Acquired Companies’ assets and liabilities as available for sale. Upon the classification of the Northeast business to available for sale, we were required to assess the Northeast business’ goodwill and intangibles for impairment and then adjust the carrying value of the Northeast business to equal the lower of its carrying value or its fair value less cost to sell. In determining the fair value of the Northeast business we considered the fair value of the additional contingent membership consideration expected to be received in accordance with the provisions of the Stock Purchase Agreement. This arrangement allows us to be paid additional consideration based on how many members renew with a legacy United entity after closing. Because our accounting policy is to recognize contingent consideration expected to be received in connection with a sale of a business on a deposit accounting basis, upon the consummation of the sale we did not record a receivable for the additional contingent membership consideration expected to be received and we did not include such contingent membership consideration in our loss calculation related to the Northeast Sale. Therefore, the pretax loss related to the Northeast Sale approximates the estimated fair value of the additional contingent membership consideration expected to be received under the provisions of the Stock Purchase Agreement. As such contingent consideration is received it will be realized and recognized as an adjustment to the pretax loss estimate. We expect that the majority of the membership renewal with United will occur within the first two years after closing. No portion of the loss is related to the re-measurement of any retained investment in the former subsidiary to its fair value.

We did not recognize anything for the non-competition agreement since the estimated fair value was minimal.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective upon the closing date of the Northeast Sale, we have deconsolidated the Acquired Companies since we do not hold a controlling financial interest in those companies. We have not classified the operating results of the Acquired Companies as discontinued operations due to our significant continuing involvement created by our obligation to provide and be financially impacted by our performance under the United Administrative Services Agreements, as well as our financial incentive based on members renewing with legacy United entities.

Upon signing the Stock Purchase Agreement, we assessed the recoverability during the third quarter of 2009 of goodwill and our long-lived assets, including other intangible assets, property and equipment and other long-term assets related to our Northeast Operations reporting unit. As a result, in the three months ended September 30, 2009, we recorded $174.9 million in total asset impairments, including goodwill impairment of $137.0 million, impairments of other intangible assets of $6.3 million and property and equipment of $31.6 million.

The Northeast Operations had approximately $2,575.4 million, $2,739.3 million and $2,727.6 million of premium revenues in the years ended December 31, 2009, 2008 and 2007, respectively, which represent 21%, 22% and 24% of our health plan services premiums for the years ended December 31, 2009, 2008 and 2007, respectively. The Northeast Operations had a combined pretax (loss) income of $(53.9) million, $16.9 million and $5.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2008, we had approximately 565,000 total health plan members in the Northeast Operations. On December 11, 2009, the closing date of the Northeast Sale, we had approximately 462,000 total health plan members in the Northeast Operations.

Purchase of The Guardian Life Insurance Company of America’s (The Guardian) Interest in HealthCare Solutions (HCS)

In 2007, we entered into an agreement with The Guardian to, in substance, purchase The Guardian’s 50% interest in HCS (the Guardian Transaction). The Guardian Transaction included termination of all pre-existing marketing and risk sharing arrangements and acquisition of certain intangible rights from The Guardian. As a result, we recognize 100% of the HCS revenues, claims and administrative and marketing expenses. In connection with the Guardian Transaction, we paid The Guardian $80.3 million in cash, which was all allocated to acquired intangible assets with definite useful lives and was based on the future profits we expect to generate by owning 100% of the employer group contract relationships associated with the HCS business.

Note 4—Investments

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

After performing our impairment analysis, we noted that one of our prime residential mortgage-backed securities may suffer losses under certain stressed scenarios. As a result, we recognized an impairment related to

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the credit loss in the amount of $60,000 during the second quarter of the year ended December 31, 2009. This amount represents the difference between the present value of the Company’s best estimate of future cash flows using the latest performance indicators and the amortized cost basis.

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

We reclassified $20.9 million from current investments available-for-sale to investments available-for-sale-noncurrent because we do not intend to sell and we believe it may take longer than a year for such impaired securities to recover. The reclassification does not affect the marketability or the valuation of the investments, which are reflected at their market value as of December 31, 2009.

As of December 31, 2009 and 2008, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments were as follows:

	2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$546.8	$2.1	$(4.9)	$544.0
U.S. government and agencies	128.1	0.1	(2.0)	126.2
Obligations of states and other political subdivisions	391.8	6.1	(2.6)	395.3
Corporate debt securities	305.4	6.2	(1.1)	310.5
Other securities	—	0.1	—	0.1

	$1,372.1	$14.6	$(10.6)	$1,376.1

2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(Dollars in millions)
Noncurrent:
Asset-backed securities	$23.6	$—	$(2.7)	$20.9
U.S. government and agencies	—	—	—	—
Obligations of states and other political subdivisions	—	—	—	—
Corporate debt securities	—	—	—	—
Other securities	—	—	—	—

	$23.6	$—	$(2.7)	$20.9

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2008
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Asset-backed securities	$527.4	$9.8	$(17.2)	$520.0
U.S. government and agencies	69.5	0.5	—	70.0
Obligations of states and other political subdivisions	577.9	7.3	(9.8)	575.4
Corporate debt securities	341.1	3.4	(5.8)	338.7
Other securities	0.4	0.2	—	0.6

	$1,516.3	$21.2	$(32.8)	$1,504.7

As of December 31, 2009, the contractual maturities of our current investments available-for-sale were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Due in one year or less	$41.9	$42.3
Due after one year through five years	288.0	290.9
Due after five years through ten years	296.1	298.7
Due after ten years	199.3	200.1
Asset-backed securities	546.8	544.0
Other securities	—	0.1

Total available-for-sale	$1,372.1	$1,376.1

As of December 31, 2009, the contractual maturities of our investments available-for-sale—noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
(Dollars in millions)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
Asset-backed securities	23.6	20.9
Other securities	—	—

Total available-for-sale	$23.6	$20.9

Proceeds from sales of investments available for sale during 2009 were $1,785.7 million. Gross realized gains and losses totaled $50.2 million and $4.9 million, respectively. Included in the 2009 gross realized losses is an other-than-temporary impairment write-down of $60,000. Proceeds from sales of investments available for sale during 2008 were $1,219.3 million. Gross realized gains and losses totaled $10.5 million and $14.9 million, respectively. Included in the 2008 gross realized losses is an other-than-temporary impairment write-down of $14.6 million.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows our current investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$384.7	$(4.2)	$15.0	$(0.7)	$399.7	$(4.9)
U.S. government and agencies	111.2	(2.0)	—	—	111.2	(2.0)
Obligation of states and other political subdivisions	110.9	(2.2)	11.2	(0.4)	122.1	(2.6)
Corporate debt securities	110.3	(1.1)	—	—	110.3	(1.1)
Other securities	—	—	—	—	—	—

	$717.1	$(9.5)	$26.2	$(1.1)	$743.3	$(10.6)

The following table shows our noncurrent investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in millions)
Asset-backed securities	$0.6	$(0.1)	$20.3	$(2.6)	$20.9	$(2.7)
U.S. government and agencies	—	—	—	—	—	—
Obligation of states and other political subdivisions	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—
Other securities	—	—	—	—	—	—

	$0.6	$(0.1)	$20.3	$(2.6)	$20.9	$(2.7)

The following table shows the number of our individual securities-current that have been in a continuous loss position at December 31, 2009:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	79	9	88
U.S. government and agencies	20	—	20
Obligation of states and other political subdivisions	38	7	45
Corporate debt securities	43	—	43
Other securities	—	—	—

	180	16	196

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the number of our individual securities-noncurrent that have been in a continuous loss position at December 31, 2009:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	1	6	7
U.S. government and agencies	—	—	—
Obligation of states and other political subdivisions	—	—	—
Corporate debt securities	—	—	—
Other securities	—	—	—

	1	6	7

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

The investments listed above are investment grade securities with an average rating of “AA+” and “Aa1” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments. We have the ability and current intent to hold to recovery all securities with an unrealized loss position.

Note 5—Property and Equipment

Property and equipment are comprised of the following as of December 31:

	2009	2008
	(Dollars in millions)
Land	$1.7	$1.7
Leasehold improvements under development	0.3	4.6
Buildings and improvements	40.3	49.4
Furniture, equipment and software	243.9	304.1

	286.2	359.8
Less accumulated depreciation	(154.7)	(157.4)

Property and equipment, net	$131.5	$202.4

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our depreciation expense was $42.9 million, $40.8 million and $30.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

In conjunction with this financing arrangement, we formed certain entities for the purpose of facilitating this financing. We act as managing general partner of these entities. As of December 31, 2009, our net investment in these entities totaled $1.2 billion. The entities’ net obligations are not required to be collateralized. In connection with the financing facility, we guaranteed the payment of the semi-annual distributions and any other amounts payable by one of our subsidiaries to the financing facility participants under certain circumstances. The creditors of the entities have no recourse to our general credit, and the assets of the entities are not available to satisfy any obligations to our general creditors. We consolidated these entities, since they are variable interest entities and we are their primary beneficiary.

The financing facility includes limitations (subject to specified exclusions) on certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability of our subsidiaries to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of the business we and our subsidiaries conducted on the closing date of the financing facility. In addition, the financing facility also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the financing facility. As of December 31, 2009, we were in compliance with all of the covenants under the financing facility.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2009, our entire $104.0 million amortizing financing facility payable was classified as a current liability on our consolidated balance sheet. As of December 31, 2008, our amortizing financing facility payables were classified as current and noncurrent liabilities in the amount of $27.3 million and $104.0 million, respectively.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of December 31, 2009, no default or event of default had occurred under the indenture governing the Senior Notes.

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

Our Senior Notes payable balances were $398.5 million and $398.3 million as of December 31, 2009 and 2008, respectively.

Revolving Credit Facility

On June 25, 2007, we entered into a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. We entered into an amendment to the credit facility on April 29, 2008, which was administrative in nature. As of December 31, 2009, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $478.7 million (see “—Letters of Credit” below).

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

document; and a change of control. If an event of default occurs and is continuing under the revolving credit facility, the lenders thereunder may, among other things, terminate their obligations under the facility and require us to repay all amounts owed thereunder.

Letters of Credit

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2009 and 2008, we had outstanding letters of credit for $321.3 million and $322.9 million, respectively, resulting in the maximum amount available for borrowing under the revolving credit facility of $478.7 million and $427.1 million, respectively. As of December 31, 2009 and 2008, no amounts have been drawn on any of these letters of credit.

Note 7—Fair Value Measurements

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis at December 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
Assets:
Investments—available-for-sale
Asset-backed securities	$—	$544.0	$20.9	$—	$564.9
U.S. government and agencies	26.7	99.5	—	—	126.2
Obligations of states and other political subdivisions	—	385.3	—	10.0	395.3
Corporate debt securities	—	310.5	—	—	310.5
Other securities	0.1	—	—	—	0.1

	26.8	1,339.3	20.9	10.0	1,397.0

Amounts receivable from UnitedHealth (see Note 3)	—	—	—	128.0	128.0
Interest rate swap net asset	—	4.5	—	—	4.5

Total assets at fair value	$26.8	$1,343.8	$20.9	$138.0	$1,529.5

The changes in the balances of Level 3 financial assets for the year ended December 31, 2009 were as follows (dollars in millions):

2009
Beginning balance	$10.2
Total gains and losses
Realized in net income	—
Unrealized in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	127.8
Transfers into Level 3	—

Ending balance	$138.0

Change in unrealized gains (losses) included in net income related to assets still held	$—

During the year ended December 31, 2009, certain auction rate securities experienced “failed” auctions. As a result, these securities’ fair values were determined to be equal to their par values due to the short time periods between coupon resets and the issuers’ credit worthiness.

Note 8—Long-Term Equity Compensation

For the year ended December 31, 2009, the compensation cost that has been charged against income under our various stock option and long-term incentive plans (the Plans) was $11.7 million. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $4.5 million (See Note 2).

The Plans permit the grant of stock options and other equity awards, including but not limited to restricted stock, restricted stock units (RSUs) and performance share units (PSUs) to certain employees, officers and non-employee directors. The grant of RSUs and PSUs under our 2006 Long-Term Incentive Plan reduces the number of shares of common stock available for issuance under that Plan by 1.75 shares of common stock for each award and is deemed to be an award of 1.75 shares of common stock for each share subject to the award.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs and PSUs granted prior to May 21, 2009 reduce the number of shares of common stock available for issuance under the 2006 Long-Term Incentive Plan by two shares of common stock.

Stock options are granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant. Effective May 21, 2009, stock option grants carry a maximum term of seven years, and, in general, stock options and other equity awards vest based on one to five years of continuous service, except for certain awards where vesting may be accelerated by virtue of attaining certain performance targets. Stock option grants made prior to May 21, 2009 carry a maximum term of ten years. As of December 31, 2009, there were no outstanding options or awards that had market or performance condition accelerated vesting provisions. Certain stock options and other equity awards also provide for accelerated vesting under the circumstances set forth in the Plans and equity award agreements upon the occurrence of a change in control (as defined in the Plans). At the end of the maximum term, unexercised stock options are set to expire.

Performance share awards were granted in 2007, 2008 and 2009 with 100% cliff vesting at the end of a three-year performance period and provide for vesting at 0% to 200% of shares granted. Shares delivered pursuant to each performance share award will take into account the Company’s attainment of specific performance conditions as outlined in each performance share award agreement.

As of December 31, 2009, we have reserved up to an aggregate of 16.4 million shares of our common stock for issuance under the Plans.

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

The following table provides the weighted-average values of assumptions used in the calculation of grant-date fair values during the years ended December 31:

	2009	2008	2007
Risk-free interest rate	2.76%	2.96%	4.53%
Expected option lives (in years)	5.3	5.3	4.8
Expected volatility for options	39.2%	34.2%	27.3%
Expected dividend yield	None	None	None

The weighted-average grant-date fair values for options granted during 2009, 2008 and 2007 were $6.73, $8.56 and $16.91, respectively. The total intrinsic value of options exercised was $1.1 million, $3.9 million and $69.4 million during the years ended December 31, 2009, 2008 and 2007, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under our various plans as of December 31, 2009, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	6,130,513	$29.77
Granted	250,552	16.76
Exercised	(131,641)	10.29
Forfeited or expired	(498,376)	33.34

Outstanding at December 31, 2009	5,751,048	$29.33	4.19	$3,971,163

Vested or expected to vest at December 31, 2009 (reflecting estimated forfeiture rates effective in 2009)	5,660,042	$29.33	4.14	$3,671,250

Exercisable at December 31, 2009	4,824,930	$28.43	3.65	$1,524,718

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 7.78 – 20.00	338,700	6.26	$13.97	62,525	$11.54
20.01 – 25.00	2,651,299	2.56	23.24	2,584,672	23.24
25.01 – 30.00	1,267,617	4.78	28.64	1,165,103	28.69
30.01 – 40.00	419,009	5.13	33.64	404,603	33.67
40.01 – 50.00	884,010	6.26	47.09	497,893	46.95
50.01 – 58.07	190,413	7.16	54.20	110,134	54.19

$ 7.78 – 58.07	5,751,048	4.19	$29.33	4,824,930	$28.43

We have entered into restricted stock, RSU and PSU agreements with certain employees. We have awarded shares of restricted common stock under the restricted stock agreements and rights to receive common stock under the RSU and PSU agreements to certain employees. Each RSU and each PSU represents the right to receive, upon vesting, one share of common stock. Awards of restricted stock, RSUs and PSUs are subject to restrictions on transfer and forfeiture prior to vesting. During the years ended December 31, 2009, 2008 and 2007, we did not award any restricted stock. During the years ended December 31, 2009, 2008 and 2007, we awarded 926,649, 1,000,699 and 945,479 RSUs and PSUs, respectively.

As of December 31, 2009 and 2008, we had no restricted common stock awards outstanding.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of RSU and PSU activity under our various plans as of December 31, 2009, and changes during the year then ended is presented below:

	Number of Restricted Stock Units and Performance Share Units	Weighted Average Grant-Date Fair Value	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,969,079	$49.59	$0.001
Granted	926,649	16.81	0.001
Vested	(290,792)	53.61	0.001
Forfeited	(195,875)	44.79	0.001

Outstanding at December 31, 2009	2,409,061	$37.06	$0.001	8.14	$56,104,622

Expected to vest at December 31, 2009 (reflecting estimated forfeiture rates effective in 2009)	2,085,008	$37.78	$0.001	8.08	$48,557,755

The fair values of restricted common stock, RSUs and PSUs are determined based on the market value of the shares on the date of grant. We did not grant any restricted common stock during the years ended December 31, 2009, 2008 and 2007. The aggregate intrinsic values of restricted shares vested during the years ended December 31, 2009, 2008 and 2007, were $0, $40 thousand and $4.6 million, respectively. The weighted-average grant-date fair values of RSUs and PSUs granted during the years ended December 31, 2009, 2008 and 2007 were $16.81, $47.47 and $54.13, respectively. The aggregate intrinsic values of RSUs and PSUs vested during the years ended December 31, 2009, 2008 and 2007, were $4.5 million, $0.5 million and $10 thousand, respectively.

During the years ended December 31, 2009, 2008 and 2007, compensation expense recorded for stock options was $2.9 million, $4.8 million and $9.3 million, respectively. During the years ended December 31, 2009, 2008 and 2007, compensation expense recorded for restricted common stock was $0, $2,000 and $2,000, respectively. During the years ended December 31, 2009, 2008 and 2007, compensation expense recorded for RSUs and PSUs was $8.8 million, $19.3 million and $15.0 million, respectively. As of December 31, 2009, the total remaining unrecognized compensation cost related to non-vested stock options and RSUs and PSUs was $1.4 million and $19.3 million, respectively, which is expected to be recognized over a weighted-average period of 1.19 years and 1.26 years, respectively.

Under the Plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and/or exercise price obligations, as applicable, arising from the exercise of stock options. For certain other equity awards, the Company has the right to withhold shares to satisfy any tax obligations that may be required to be withheld or paid in connection with such equity award, including any tax obligation arising on the vesting date. During the year ended December 31, 2009, we withheld 114,678 shares of common stock to satisfy tax withholding and exercise price obligations arising from stock option exercises and the vesting of RSUs.

We become entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options, restricted shares, RSUs and PSUs when vesting occurs, the restrictions are released and the shares are issued. Stock options, restricted common stock, RSUs and PSUs are forfeited if the employees terminate their employment prior to vesting.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Capital Stock

As of December 31, 2009, there were 144,175,000 shares of our common stock issued and 41,020,000 shares of Common Stock held in treasury, resulting in 103,155,000 shares of our common stock outstanding.

Shareholder Rights Plan

On July 27, 2006, our Board of Directors adopted a shareholder rights plan pursuant to a Rights Agreement with Wells Fargo Bank, N.A. (the “Rights Agent”), dated as of July 27, 2006 (the Rights Agreement).

In connection with the Rights Agreement, on July 27, 2006, our Board of Directors declared a dividend distribution of one right (a Right) for each outstanding share of Common Stock to stockholders of record at the close of business on August 7, 2006 (the Record Date). Our Board of Directors also authorized the issuance of one Right for each share of common stock issued after the Record Date and prior to the earliest of the Distribution Date (as defined below) the redemption of the Rights and the expiration of the Rights and, in certain circumstances, after the Distribution Date. Subject to certain exceptions and adjustment as provided in the Rights Agreement, each Right entitles the registered holder to purchase from us one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock, par value of $0.001 per share, at a purchase price of $170.00 per Right (the Purchase Price). The terms of the Rights are set forth in the Rights Agreement.

Rights will attach to all common stock certificates representing shares then outstanding and no separate Rights certificates will be distributed. Subject to certain exceptions contained in the Rights Agreement, the Rights will separate from the common stock on the date that is 10 business days following (i) any person, together with its affiliates and associates (an Acquiring Person), becoming the beneficial owner of 15% or more of the outstanding common stock, (ii) the commencement of a tender or exchange offer that would result in any person, together with its affiliates and associates, becoming the beneficial owner of 15% or more of the outstanding common stock or (iii) the determination by the Board of Directors that a person, together with its affiliates and associates, has become the beneficial owner of 10% or more of the common stock and that such person is an “Adverse Person,” as defined in the Rights Agreement (the earliest of such dates being called the Distribution Date). The Rights Agreement provides that certain passive institutional investors that beneficially own less than 20% of the outstanding shares of our common stock shall not be deemed to be Acquiring Persons.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Repurchase Program

We have a $700 million stock repurchase program authorized by our Board of Directors. Subject to Board approval, additional amounts are added to the repurchase program from time to time based on exercise proceeds and tax benefits the Company receives from employee stock options. On November 4, 2008, we announced that our stock repurchase program was on hold as a consequence of the uncertain financial environment and the announcement by Health Net’s Board of Directors that Jay Gellert, our President and Chief Executive Officer, was undertaking a review of the Company’s strategic direction. On July 20, 2009, we announced the completion of our strategic review, which included entering into the Stock Purchase Agreement. For a detailed description of the Northeast Sale, see Note 3 to our consolidated financial statements. On December 8, 2009, we announced that our Board of Directors has authorized the Company to resume repurchases of its common stock under its existing stock repurchase program.

During the year ended December 31, 2009, we repurchased 860,737 shares of our common stock for aggregate consideration of approximately $20.6 million.

The remaining authorization under our stock repurchase program as of December 31, 2009 was $82.7 million. As of December 31, 2009, we had repurchased a cumulative aggregate of 37,484,084 shares of our common stock under our stock repurchase program at an average price of $34.16 per share for aggregate consideration of $1,280.4 million. We used net free cash available, including proceeds from the Northeast Sale, to fund the share repurchases.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees may contribute up to the maximum limits allowed by Sections 401(k) and 415 of the Code, with Company contributions based on matching or other formulas. Our expense under these plans totaled $18.1 million, $19.8 million and $20.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in general and administrative expense in our consolidated statements of operations.

Deferred Compensation Plans

We have a voluntary deferred compensation plan pursuant to which certain management and highly compensated employees are eligible to defer a certain portion of their regular compensation and bonuses (the Employee Plan). In addition, we have a voluntary deferred compensation plan pursuant to which the Health Net, Inc. non-employee Board of Directors are eligible to defer a certain portion of their meeting fees and other cash remuneration (the BOD Plan). The compensation deferred under these plans is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. These plans are unfunded. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account. In December 2008, these plans were amended to comply with, among other things, Section 409A of the Code. The BOD Plan was amended and restated effective December 31, 2009 and the Employee Plan was amended and restated effective January 1, 2010.

As of December 31, 2009 and 2008, the liability under these plans amounted to $44.2 million and $41.5 million, respectively. These liabilities are included in other noncurrent liabilities on our consolidated balance sheets. Deferred compensation expense is recognized for the amount of earnings or losses credited to participant accounts. Our expense under these plans totaled $6.2 million, $5.7 million and $3.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the plans’ obligations and funded status at December 31:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(Dollars in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$25.7	$26.2	$10.1	$9.5
Service cost	1.0	1.2	0.2	0.2
Interest cost	1.7	1.6	0.7	0.6
Benefits paid	(0.9)	(1.0)	(0.6)	(0.5)
Actuarial (gain) loss	2.1	(2.3)	0.6	0.3

Benefit obligation, end of year	$29.6	$25.7	$11.0	$10.1

Change in fair value of plan assets:
Plan assets, beginning of year	$—	$—	$—	$—
Employer contribution	0.9	1.0	0.6	0.5
Benefits paid	(0.9)	(1.0)	(0.6)	(0.5)

Plan assets, end of year	$—	$—	$—	$—

Underfunded status, end of year	$(29.6)	$(25.7)	$(11.0)	$(10.1)

Amounts recognized in our consolidated balance sheet as of December 31 consist of:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(Dollars in millions)
Noncurrent assets	—	—	—	—
Current liabilities	$(1.0)	$(1.0)	$(0.5)	$(0.6)
Noncurrent liabilities	(28.6)	(24.7)	(10.5)	(9.5)

Net amount recognized	$(29.6)	$(25.7)	$(11.0)	$(10.1)

Amounts recognized in accumulated other comprehensive income as of December 31 consist of:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(Dollars in millions)
Prior service cost	$0.2	$0.5	$—	$0.1
Net loss (gain)	0.2	(1.0)	0.5	0.1

	$0.4	$(0.5)	$0.5	$0.2

The following table sets forth our plans with an accumulated benefit obligation in excess of plan assets at December 31:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(Dollars in millions)
Projected benefit obligation	$29.6	$25.7	$11.0	$10.1
Accumulated benefit obligation	21.7	18.4	11.0	10.1
Fair value of plan assets	$—	$—	$—	$—

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic benefit cost recognized in our consolidated statements of operations as general and administrative expense for years ended December 31:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
	(Dollars in millions)
Service Cost	$1.0	$1.2	$1.3	$0.2	$0.2	$0.3
Interest Cost	1.7	1.6	1.4	0.7	0.6	0.5
Amortization of prior service cost	0.5	0.5	0.5	—	—	—
Amortization of net (gain) loss	—	—	—	0.1	—	0.1

Net periodic benefit cost	$3.2	$3.3	$3.2	$1.0	$0.8	$0.9

The estimated net (gain) loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0 and $0.4 million, respectively.

All of our pension and other postretirement benefit plans are unfunded. Employer contributions equal benefits paid during the year. Therefore, no return on assets is expected.

Additional Information

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Assumptions
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	5.9%	6.6%	6.0%	6.6%
Rate of compensation increase	6.0%	5.9%	N/A	N/A

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	6.6%	6.5%	5.8%	6.6%	6.5%	5.8%
Rate of compensation increase	5.9%	5.9%	5.9%	N/A	N/A	N/A

The discount rates we used to measure our obligations under our pension and other post-retirement plans at December 31, 2009 and 2008 mirror the rate of return expected from high-quality fixed income investments.

	2009	2008
Assumed Health Care Cost Trend Rates at December 31:
Health care cost trend rate assumed for next year	9.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2016	2016

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2009:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in millions)
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$1.3	$(1.1)

Contributions

We expect to contribute $977,000 to our pension plan and $516,000 to our postretirement health and life plans throughout 2010. The entire amount expected to be contributed, in the form of cash, to the defined benefit pension and postretirement health and life plans during 2010 is expected to be paid out as benefits during the same year.

Estimated Future Benefit Payments

We estimate that benefit payments related to our pension and postretirement health and life plans over the next ten years will be as follows:

	Pension Benefits	Other Benefits
	(Dollars in millions)
2010	$1.0	$0.5
2011	1.1	0.6
2012	1.2	0.7
2013	1.4	0.8
2014	2.5	0.8
Years 2015—2019	12.0	3.6

Note 11—Income Taxes

Significant components of the provision for income taxes are as follows for the years ended December 31:

	2009	2008	2007
	(Dollars in millions)
Current tax expense:
Federal	$25.2	$37.2	$223.6
State	2.5	(0.1)	40.3

Total current tax expense	27.7	37.1	263.9
Deferred tax expense (benefit)	(1.9)	15.4	(98.6)
Interest expense, gross of related tax effects	(2.0)	(0.4)	(0.1)

Total income tax provision	$23.8	$52.1	$165.2

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate and the effective income tax rate on income is as follows for the years ended December 31:

	2009	2008	2007
Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State and local taxes, net of federal income tax effect	14.0	4.8	5.1
Tax exempt interest income	(18.8)	(4.1)	(1.4)
Goodwill impairment	194.2	—	—
Fines and penalties	3.6	1.1	0.2
Class action lawsuit expenses	—	(3.0)	2.4
Valuation allowance against net operating losses and tax credits	8.3	—	5.3
Sale of subsidiaries	(67.9)	—	—
Interest	(6.8)	—	—
Other, net	2.6	1.6	(0.6)

Effective income tax rate	94.2%	35.4%	46.0%

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2009	2008
	(Dollars in millions)
DEFERRED TAX ASSETS:
Accrued liabilities	$118.4	$138.0
Insurance loss reserves and unearned premiums	16.4	22.5
Tax credit carryforwards	0.2	4.4
Accrued compensation and benefits	68.8	72.0
Deferred gain and revenues	81.0	31.3
Net operating and capital loss carryforwards	50.9	57.6
Other	1.1	5.4

Deferred tax assets before valuation allowance	336.8	331.2
Valuation allowance	(60.1)	(50.4)

Net deferred tax assets	$276.7	$280.8

DEFERRED TAX LIABILITIES:
Depreciable and amortizable property	$37.8	$27.2
Deferred revenue	86.2	45.1
Discount on notes	3.9	6.9
Other	12.8	32.1

Deferred tax liabilities	$140.7	$111.3

On December 11, 2009, we completed the Northeast Sale (see Note 3). The Northeast Sale resulted in a total federal and state income tax benefit of $60.6 million. In connection with this sale during the third quarter of 2009, we assessed the recoverability of goodwill and long-lived assets related to the Northeast Operations reporting unit that included the Acquired Companies. We recorded goodwill impairment of $137.0 million as a result of our assessment. This impairment of goodwill was treated as a nondeductible expense.

The Northeast Sale also resulted in deferred tax assets for capital loss carryovers having a potential future federal and state tax benefit of $35.6 million. A valuation allowance was established for the full amount of these deferred tax assets, as we determined that the future realizability of these benefits could not be assumed.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2009, our total valuation allowance increased by $9.7 million as result of the $35.6 million related to the aforementioned capital loss carryforward and $15 million related to net operating loss carryforwards and other deferred tax assets for which the future realization became uncertain, offset by a reduction of $40.8 million related primarily to the elimination of net operating loss carryforwards and other assets that occurred with the sale.

For 2009, 2008 and 2007 the income tax benefit realized from share-based award exercises was $2.2 million, $1.7 million and $28.5 million, respectively. Of the tax benefit realized, $(4.9) million, $0.1 million and $26.2 million were allocated to stockholders’ equity in 2009, 2008 and 2007, respectively.

As of December 31, 2009, we had federal and state net operating loss carryforwards of approximately $6.0 million and $204.9 million, respectively. The net operating loss carryforwards expire at various dates through 2029.

Limitations on utilization may apply to approximately $6.0 million and $155.1 million of the federal and state net operating loss carryforwards, respectively. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits. In 2008, $13.1 million of the $50.4 million valuation allowance would have been allocated to reduce goodwill in the event the deferred tax assets for the net operating loss carryforwards from a prior acquisition were realized. The subsidiary to which this valuation allowance related was sold during 2009, therefore, no portion of the 2009 valuation allowance remains that would be allocated to reduce goodwill.

We maintain a liability for unrecognized tax benefits that includes the estimated amount of contingent adjustments that may be sustained by taxing authorities upon examination. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of related interest, is as follows:

	2009	2008	2007
	(Dollars in millions)
Gross unrecognized tax benefits at beginning of year	$53.2	$55.1	$105.5
Decreases in unrecognized tax benefits related to a prior year	(28.6)	(0.5)	(38.4)
Increases in unrecognized tax benefits related to the current year	(0.5)	3.2	7.9
Settlements with taxing authorities	(4.7)	—	(16.2)
Lapse in statute of limitations for assessment	1.5	(4.6)	(3.7)

Gross unrecognized tax benefits at end of year	$20.9	$53.2	$55.1

Of the $23.0 million total liability at December 31, 2009 for unrecognized tax benefits, including interest and penalties, approximately $4.5 million would, if recognized, impact the Company’s effective tax rate. The remaining $18.5 million would impact deferred tax assets. Of the $58.1 million total liability at December 31, 2008 for unrecognized tax benefits, approximately $18.4 million would, if recognized, impact the Company’s effective tax rate. The remaining $39.7 million would impact deferred tax assets.

We recognized interest and any applicable penalties, which could be assessed related to unrecognized tax benefits in income tax provision expense. Accrued interest and penalties are included within the related tax liability in the consolidated balance sheet. During 2009, 2008 and 2007, $(2.0) million, $(0.4) million and $(0.1) million of interest was recorded as income tax provision benefit, respectively. We reported interest accruals of $1.1 million and $4.8 million at December 31, 2009 and 2008, respectively. Provision expense and accruals for penalties were immaterial in all reporting periods.

We file tax returns in the federal as well as several state tax jurisdictions. As of December 31, 2009, tax years subject to examination in the federal jurisdiction are 2008 and forward. The most significant state tax

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

jurisdiction for the Company is California, and tax years subject to examination by that jurisdiction are 2004 and forward. Presently we are under examination by various state taxing authorities. We do not believe that any ongoing examination will have a material impact on our consolidated balance sheet. In addition, we do not anticipate any significant changes to our liability for unrecognized tax benefits within the next 12 months.

Note 12—Regulatory Requirements

All of our health plans as well as our insurance subsidiaries are required to maintain minimum capital standards and certain restricted accounts or assets, in accordance with legal and regulatory requirements. For example, under the Knox-Keene Health Care Service Plan Act of 1975, as amended, California plans must comply with certain minimum capital or tangible net equity requirements. Our non-California health plans, as well as our insurance companies, must comply with their respective state’s minimum regulatory capital requirements. In addition, in California and in certain other jurisdictions, licensees are required to maintain minimum investment amounts for the restricted use of the regulators in certain limited circumstances. Within the scope of state requirements established by the regulators, we have discretion as to whether we invest such funds in cash and cash equivalents or other investments. Such restricted cash and cash equivalents, as of December 31, 2009 and 2008, totaled $5.6 million and $63.5 million, respectively. In 2008, this amount included $59.2 million of cash and cash equivalents held by our Northeast subsidiaries, compared to $0 in 2009. Investment securities held by trustees or agencies pursuant to state regulatory requirements were $9.9 million and $55.3 million as of December 31, 2009 and 2008, respectively. In 2008, this amount included $41.4 million of investment securities held by our Northeast subsidiaries, compared to $0 in 2009. See the “Restricted Assets” section in Note 2 for additional information.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk based capital (RBC) or other statutory capital requirements under various state laws and regulations, and to meet the capital standards of credit rating agencies. During the year ended December 31, 2009, we made capital contributions of $119.5 million to various subsidiaries to increase RBC or other statutory capital to a higher level compared to the past. The capital contributions were generally not required to meet regulatory requirements, but were made to enhance the financial condition of the subsidiaries for credit rating and other purposes. As a result of the regulatory capital requirements and other requirements of state law and regulation, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to us, or their ability to do so is conditioned upon prior regulatory approval or non-objection. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends which can be paid by the insurance company subsidiaries to us without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. Management believes that as of December 31, 2009 all of our active health plans and insurance subsidiaries met their respective regulatory requirements in all material respects.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The proceedings regarding the claims of the receivers for AmCare-LA and AmCare-OK concluded on July 8, 2005. On November 4, 2005, the Court issued separate judgments on those claims and awarded $9.5 million in compensatory damages to AmCare-LA and $17 million in compensatory damages to AmCare-OK, respectively. The Court later denied requests by AmCare-LA and AmCare-OK for attorneys’ fees and punitive damages. We thereafter appealed both judgments, and the receivers for AmCare-LA and AmCare-OK each appealed the orders denying them attorneys’ fees and punitive damages.

On December 30, 2008, the Court of Appeal issued its judgment on each of the appeals. It reversed in their entirety the trial court’s judgments in favor of the AmCare-TX and AmCare-OK receivers, and entered judgment in our favor against those receivers, finding that the receivers’ claims failed as a matter of law. As a result, those receivers’ cross appeals were rendered moot. The Court of Appeal also reversed the trial court judgment in favor of the AmCare-LA receiver, with the exception of a single breach of contract claim, on which it entered judgment in favor of the AmCare-LA receiver in the amount of $2 million. On January 14, 2009, the three receivers filed a request for rehearing by the Court of Appeal. On February 13, 2009, the Court of Appeal denied the request for a rehearing. Following the Court of Appeal’s denial of the requests for rehearing, each of the receivers filed applications for a writ with the Louisiana Supreme Court. On December 18, 2009, the Louisiana Supreme Court granted the receivers’ writs, and oral argument has been scheduled for March 16, 2010.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, in the ordinary course of our business operations, we are also party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes, employment litigation, wage and hour claims, real estate and intellectual property claims, claims brought by members seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were either denied, underpaid or not paid, and claims arising out of the acquisition or divestiture of various business units or other assets. We are also subject to claims relating to the performance of contractual obligations to providers, members, employer groups and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims. In addition, we are subject to claims relating to the insurance industry in general, such as claims relating to reinsurance agreements, information security breaches, rescission of coverage and other types of insurance coverage obligations.

These other regulatory and legal proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of any or all of these other regulatory and legal proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of the regulatory and legal proceedings currently pending against us, after consideration of applicable reserves and potentially available insurance coverage benefits, should not have a material adverse effect on our financial condition and liquidity.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases and Long-Term Purchase Obligations

Operating Leases

We lease administrative office space throughout the country under various operating leases. Certain leases contain renewal options and rent escalation clauses. Certain leases are cancelable with substantial penalties.

On March 29, 2007, we sold our 68-acre commercial campus in Shelton, Connecticut (the Shelton Property) to The Dacourt Group, Inc. (Dacourt) and leased it back from Dacourt under an operating lease agreement for an initial term of ten years with an option to extend for two additional terms of ten years each. The total future minimum lease commitments under the lease are approximately $62.5 million.

Effective January 1, 2005, we entered into an operating lease agreement to renew our leased office space in Woodland Hills, California for our corporate headquarters. The new lease is for a term of 10 years and has provisions for space reduction at specific times over the term of the lease, but it does not provide for complete cancellation rights. The total future minimum lease commitments under the lease are approximately $16.2 million.

Long-Term Purchase Obligations

We have entered into long-term agreements to purchase various services, which may contain certain termination provisions and have remaining terms in excess of one year as of December 31, 2009.

We have entered into long-term agreements to receive services related to pharmacy benefit management, pharmacy claims processing services and health quality/risk scoring enhancement services with external third-party service providers. The remaining terms are approximately three years for each of these contracts. Termination of these agreements is subject to certain termination provisions. The total future minimum commitments under these agreements are $131.7 million and are included in the table below.

On August 19, 2008, we entered into an agreement with International Business Machines Corporation (IBM) to outsource our IT infrastructure management services including data center services, IT security management and help desk support. The remaining term of this contract is approximately four years, and the total future minimum commitments under the agreement are approximately $225.4 million.

On September 30, 2008, we entered into an agreement with Cognizant Technology Solutions U.S. Corporation (Cognizant) to outsource our software applications development and management activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with services including the following: application development, testing and monitoring services, application maintenance and support services, project management services and cross functional services. The remaining term of this contract is approximately four years, and the total estimated future commitments under the agreement are approximately $84.7 million.

On January 23, 2009, we also entered into another agreement with Cognizant to outsource a substantial portion of our claims processing activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with claims adjudication, adjustment, audit and process improvement services. The remaining term of this contract is approximately five years, and the total estimated future commitments under the agreement are approximately $13.0 million.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have also entered into contracts with our health care providers and facilities, the federal government, other IT service companies and other parties within the normal course of our business for the purpose of providing health care services. Certain of these contracts are cancelable with substantial penalties.

As of December 31, 2009, future minimum commitments for operating leases and long-term purchase obligations for the years ending December 31 are as follows:

	Operating Leases	Long-Term Purchase Obligations
	(Dollars in millions)
2010	$64.2	$154.7
2011	53.0	147.1
2012	34.4	93.5
2013	27.5	69.2
2014	26.0	7.2
Thereafter	34.5	0.1

Total minimum commitments	$239.6	$471.8

Lease expense totaled $63.1 million, $71.1 million and $70.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Long-term purchase obligation expenses totaled $127.6 million, $33.9 million and $39.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Surety Bonds

During December 2005, the Company elected to post $114.7 million of surety bonds to suspend the effect, and secure appeal, of the final judgment entered against the Company in connection with the AmCareco litigation. The surety bonds are secured by $88.1 million of irrevocable standby letters of credit (the “LC”) issued under the Company’s revolving credit facility in favor of the issuers of the surety bonds.

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

We will recognize a liability for any amounts actually, or expected to be, funded to these surety bonds or drawn down from the letters of credit. At this time, the Company does not believe it will be required to fund or draw down any amounts related to the surety bonds or the LC. Accordingly, no liability related to the surety bonds or the LC has been recognized in the Company’s financial statements as of December 31, 2009 and 2008.

Note 14—Segment Information

During the year ended December 31, 2009, we reviewed our reportable segments following the execution of the Stock Purchase Agreement to sell our Northeast business as discussed in Note 3. The sale was completed on December 11, 2009. As a result of the Northeast Sale and the entry into the United Administrative Services Agreements to provide administrative services post-closing, we operate the Northeast business in a manner that is different than the rest of our health plans. Under the terms of the United Administrative Service Agreements, we

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assist United and its affiliates in operating the Acquired Companies, including winding-down and dissolving the entities. The rest of our health plans are operated as continuing core health plans. Accordingly, the aggregation criteria that we had been applying to aggregate all of our health plan operating components into a single reportable segment is no longer applicable. As a result of our review of the reportable segments, we have determined that they need to be expanded to West Operations, Northeast Operations, and Government Contracts. There have not been any changes to our Government Contracts reportable segment.

Our reportable segments are determined by applying the aggregation criteria in the Segment Reporting Topic of the FASB Accounting Standards Codification. The financial results of our reportable segments are reviewed on a monthly basis by our executive operating team which comprises the chief operating decision maker (CODM). We continuously monitor our reportable segments to ensure that they reflect how our CODM manages our company. Although our health plan services operating components can no longer be aggregated into one reporting unit and operating segment, as previously done, these operating components can be grouped into two operating segments: West Operations and Northeast Operations. Within each of these two operating segments, the operating components have similar economic characteristics and they meet the additional following five aggregation criteria:

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

Our West Operations operating and reportable segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries in Arizona, California and Oregon. Our Northeast Operations operating and reportable segment includes the operations of our businesses that are providing administrative services to United and its affiliates pursuant to the United Administrative Services Agreements. Prior to this change in our reportable segments, the West Operations and the Northeast Operations had been aggregated into a single reportable segment called Health Plan Services. Our Government Contracts reportable segment has not changed and continues to include government-sponsored managed care plans through the TRICARE program and other health care-related government contracts. Our Government Contracts segment administers one large, multi-year managed health care government contract and other health care-related government contracts.

We evaluate performance and allocate resources based on segment pretax income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2), except that intersegment transactions are not eliminated. We include investment income, administrative services fees and other income and expenses associated with our corporate shared services and other costs in determining our West Operations and Northeast Operations segments’ pretax income to reflect the fact that these revenues and expenses are primarily used to support our West Operations and Northeast Operations.

Asset impairment on Northeast operations and loss on sale of Northeast health plan subsidiaries are excluded from our measurement of segment performance since they are not managed within either of our reportable segments.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below are segment data for the three years ended December 31,

2009

	West Operations	Northeast Operations	Government Contracts	Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$9,865.2	$2,575.4	$3,104.7	$—	$15,545.3
Intersegment revenues	51.2	0.3	0.4	(51.9)	—
Net investment income	67.6	38.3	—	—	105.9
Administrative services fees and other income	38.8	23.2	—	—	62.0
Interest expense	40.7	0.2	—	—	40.9
Depreciation and amortization	36.8	16.2	—	—	53.0
Share-based compensation expense	9.6	0.9	1.2	—	11.7
Segment pretax income (loss)	144.5	(53.9)	165.0	—	255.6
Segment assets	$3,745.2	$—	$537.5	—	$4,282.7

2008

	West Operations	Northeast Operations	Government Contracts	Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$9,652.7	$2,739.3	$2,835.3	$—	$15,227.3
Intersegment revenues	91.4	4.5	0.2	(96.1)	—
Net investment income	64.8	26.2	—	—	91.0
Administrative services fees and other income	32.5	15.8	—	—	48.3
Interest expense	41.0	1.9	—	—	42.9
Depreciation and amortization	34.9	25.0	—	—	59.9
Share-based compensation expense	18.8	3.1	2.2	—	24.1
Segment pretax income (loss)	(2.5)	16.9	132.7	—	147.1
Segment assets	$3,356.5	$943.9	$515.9	—	$4,816.3

2007

	West Operations	Northeast Operations	Government Contracts	Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$8,707.7	$2,727.6	$2,501.7	$—	$13,937.0
Intersegment revenues	50.1	3.9	—	(54.0)	—
Net investment income	86.2	34.0	—	—	120.2
Administrative services fees and other income	29.4	21.7	—	—	51.1
Interest expense	30.7	1.8	—	—	32.5
Depreciation and amortization	32.4	10.6	—	—	43.0
Share-based compensation expense	22.7	—	1.6	—	24.3
Segment pretax income	159.7	5.1	194.1	—	358.9
Segment assets	$3,409.3	$1,070.2	$453.6	—	$4,933.1

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our health plan services premium revenue by line of business is as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Commercial premium revenue	$7,562.4	$7,797.5	$7,468.0
Medicare Risk premium revenue	3,672.9	3,521.5	2,778.9
Medicaid premium revenue	1,205.3	1,073.0	1,188.4

Total Health Plan Services premiums	$12,440.6	$12,392.0	$11,435.3

A reconciliation of the total reportable segments’ measures of profit to the Company’s consolidated income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
	(Dollars in millions)
Pretax income:
West Operations	$144.5	$(2.5)	$159.7
Northeast Operations	(53.9)	16.9	5.1
Government Contracts	165.0	132.7	194.1

Total segment pretax income	$255.6	$147.1	$358.9
Loss on sale of Northeast health plan subsidiaries	(105.9)	—	—
Asset impairment on Northeast operations	(174.9)	—	—

(Loss) income from continuing operations before income taxes as reported	$(25.2)	$147.1	$358.9

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Reserves for Claims and Other Settlements

Reserves for claims and other settlements include reserves for claims (IBNR claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our health plan services. The table below provides a reconciliation of changes in reserve for claims for the years ended December 31, 2009, 2008 and 2007.

	Health Plan Services Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Reserve for claims (a), beginning of period	$957.1	$838.7	$754.2
Incurred claims related to:
Current year	6,422.8	6,372.2	5,790.7
Prior years (c)	(80.0)	(8.3)	0.6

Total incurred (b)	6,342.8	6,363.9	5,791.3

Paid claims related to:
Current year	5,572.2	5,443.2	4,972.3
Prior years	857.8	802.3	734.5

Total paid (b)	6,430.0	6,245.5	5,706.8

Less divested businesses	(177.7)	—	—
Reserve for claims (a), end of period	692.2	957.1	838.7
Add:
Claims payable	165.6	187.8	161.9
Claims-related remediations (e)	—	93.1	201.5
Reserve for provider disputes	—	3.9	2.2
Other (d)	93.9	96.2	96.1

Reserves for claims and other settlements, end of period	$951.7	$1,338.1	$1,300.4

(a)	Consists of IBNR claims and received but unprocessed claims and reserves for loss adjustment expenses.
(b)	Includes medical claims only. Capitation, pharmacy and other payments including provider settlements are not included.
(c)	This line represents the change in reserves attributable to the difference between the original estimate of incurred claims for prior years and the revised estimate. In developing the revised estimate, there have been no changes in the approach used to determine the key actuarial assumptions, which are the completion factor and medical cost trend. Claims liabilities are estimated under actuarial standards of practice and GAAP. The majority of the reserve balance held at each quarter-end is associated with the most recent months’ incurred services because these are the services for which the fewest claims have been paid. The degree of uncertainty in the estimates of incurred claims is greater for the most recent months’ incurred services. Revised estimates for prior years are determined in each quarter based on the most recent updates of paid claims for prior years. As of December 31, 2009, incurred claims related to prior years were estimated to be $80.0 million lower than originally estimated at December 31, 2008. The majority of this amount was due to adjustments to our reserves that related to variables and uncertainties associated with our assumptions. In 2009, as our reserve balance for older months of service decreased, and estimates of our incurred costs for older dates of service became more certain and predictable, our estimates of incurred claims related to prior periods were adjusted accordingly. Actual claim experience was more favorable than our estimate.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, incurred claims related to prior years were estimated to be $8.3 million lower than originally estimated at December 31, 2007.

As of December 31, 2007, incurred claims related to prior years were estimated to be $0.6 million higher than originally estimated at December 31, 2006.

(d)	Includes accrued capitation, shared risk settlements and other reserve items.
(e)	Includes charges for claims-related matters, class disbursements and remediations recognized during 2007 and 2008. See Note 13 for further information on this class action litigation.

The following table shows the Company’s health plan services capitated and non-capitated expenses for the years ended December 31:

	Health Plan Services
	2009	2008	2007
	(Dollars in millions)
Total incurred claims	$6,342.8	$6,363.9	$5,791.3
Capitated expenses and shared risk	2,782.0	2,644.5	2,398.5
Pharmacy and other	1,607.2	1,754.3	1,573.1

Health plan services	$10,732.0	$10,762.7	$9,762.9

For the years ended December 31, 2009, 2008 and 2007, the Company’s capitated, shared risk, pharmacy and other expenses represented 41%, 41% and 41%, respectively, of the Company’s total health plan services.

Note 16—Quarterly Information (Unaudited)

The following interim financial information presents the 2009 and 2008 results of operations on a quarterly basis:

2009

	March 31		June 30		September 30		December 31
	(Dollars in millions, except per share data)
Total revenues (6), (7), (8)	$3,932.8		$4,013.7		$3,968.7		$3,798.1	(9)
Health plan services costs (6)	2,721.8		2,718.0		2,735.0		2,557.2
Government contracts costs (7)	725.0		791.0		716.3		707.4
Income (loss) from operations before income taxes	24.1		63.8		(78.9)		(34.3)
Net income (loss)	22.0	(1)	40.1	(2)	(66.0	)(3)	(45.2	)(4)
Basic earnings (loss) per share	$0.21		$0.39		$(0.64)		$(0.43)
Diluted earnings (loss) per share (5)	$0.21		$0.38		$(0.64)		$(0.43)

(1)	Includes a $44.8 million charge related to litigation and regulatory-related matters and our operations strategy, and $7 million decrease in reserve for uncertain tax positions.
(2)	Includes a $17.6 million charge related to litigation and regulatory-related matters and our operations strategy, and $4 million decrease in reserve for uncertain tax positions.
(3)	Includes a $18.9 million charge related to litigation, regulatory-related matters and our operations strategy and a $170.6 million pretax asset impairment charge related to the Northeast Sale (see Note 3 for more information), $3 million decrease in reserve for uncertain tax positions, and $9 million decrease in share-based compensation expense due to change in forfeiture assumptions.
(4)	Includes a $42.4 million charge related to litigation and regulatory-related matters and our operations strategy, an $4.3 million asset impairment charge and a $105.9 million loss on sale of our Northeast health plan subsidiaries (see Note 3 for more information).

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	The sum of the quarterly amounts may not equal the year-to-date amounts due to rounding.
(6)	Includes $55 million, $60 million, $24 million, and $25 million of health plan services premium revenues and $15 million, $17 million, $6 million, and $7 million of health plan services costs related to Medicare risk factor estimated amounts to be received from CMS as of the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively.
(7)	Includes $7 million, $26 million, $9 million, and $(1) million of government contracts revenue and $8 million, $35 million, $9 million, and $(2) million of government contracts cost due to TRICARE estimated health care cost adjustments for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively.
(8)	Includes $(0.8) million, $(0.4) million, $0.1 million, and $(0.1) million of interest and changes in the interest rate swap valuations for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively.
(9)	Includes $10 million payment received for interest on premium rate settlement and $15 million of fees earned under the United Administrative Services Agreements.

2008

	March 31		June 30		September 30		December 31
	(Dollars in millions, except per share data)
Total revenues (6), (7), (9)	$3,836.8		$3,841.5		$3,818.9		$3,869.4	(8)
Health plan services costs (6)	2,788.4		2,655.1		2,689.8		2,629.4
Government contracts costs (7)	637.6		658.3		687.8		718.9
(Loss) income from operations before income taxes	(51.0)		118.1		26.1		54.0
Net (loss) income	(35.7	)(1)	76.7	(2)	18.5	(3)	35.5	(4)
Basic (loss) earnings per share	$(0.33)		$0.71		$0.17		$0.34
Diluted (loss) earnings per share (5)	$(0.33)		$0.71		$0.17		$0.34

(1)	Includes a $82.4 million charge related to litigation and regulatory-related matters and our operations strategy.
(2)	Includes a $13.0 million charge related to litigation and regulatory-related matters and our operations strategy.
(3)	Includes a $17.2 million charge related to our operations strategy and a $14.6 million charge related to other-than-temporary impairment of investment securities.
(4)	Includes a $47.9 million charge related to litigation and regulatory-related matters and our operations strategy.
(5)	The sum of the quarterly amounts may not equal the year-to-date amounts due to rounding.
(6)	Includes $41 million, $48 million, $20 million, and $29 million of health plan services premium revenues and $13 million, $11 million, $4 million, and $5 million of health plan services costs related to Medicare risk factor estimated amounts to be received from CMS as of the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively.
(7)	Includes $(4) million, $4 million, $48 million, and $(31) million of government contracts revenue and $(6) million, $5 million, $62 million, and $(39) million of government contracts cost due to TRICARE estimated health care cost adjustments for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively.
(8)	Includes $19 million of 2001-2002 California Medi-Cal premium rate adjustments in the quarter ended December 31, 2008.
(9)	Includes $4.1 million, $(3.6) million, $1.0 million, and $5.4 million of changes in the interest rate swap valuations for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
		As restated See Note 2
REVENUES:
Net investment (loss) income	$(50)	$10,359	$8,294
Other income (loss)	(6,580)	(51,872)	2,641
Administrative service fees	464,840	430,499	411,232

Total revenues	458,210	388,986	422,167
EXPENSES:
General and administrative	510,487	493,330	643,971
Depreciation and amortization	40,856	36,661	21,263
Interest	41,938	37,620	32,005
Asset impairments	24,561	—	—

Total expenses	617,842	567,611	697,239

Loss from operations before income taxes and equity in net income of subsidiaries	(159,632)	(178,625)	(275,072)
Income tax benefit	150,309	63,288	126,615
Equity in net (loss) income of subsidiaries	(39,681)	210,340	342,154

Net (loss) income	$(49,004)	$95,003	$193,697

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2009	December 31, 2008
		As restated See Note 2
ASSETS
Current Assets:
Cash and cash equivalents	$450,980	$82,238
Investment—available for sale	7,507	69,806
Other assets	31,077	22,162
Deferred taxes	32,068	39,444
Due from subsidiaries	115,850	70,117

Total current assets	637,482	283,767
Property and equipment, net	100,014	151,760
Goodwill	350,233	394,783
Other intangible assets, net	3,698	4,323
Investment in subsidiaries	3,690,727	3,727,450
Other deferred taxes	29,668	45,382
Notes receivable due from subsidiaries	—	10,000
Other assets	61,231	69,732

Total Assets	$4,873,053	$4,687,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to subsidiaries	$227,577	$229,936
Other liabilities	207,455	172,860

Total current liabilities	435,032	402,796
Intercompany notes payable—long term	2,156,087	1,856,443
Long term debt	498,480	548,276
Other liabilities	87,671	127,556

Total Liabilities	3,177,270	2,935,071

Commitments and contingencies
Stockholders’ Equity:
Common stock	154	144
Additional paid-in capital	1,190,203	1,182,067
Treasury common stock, at cost	(1,389,722)	(1,367,319)
Retained earnings	1,895,096	1,944,100
Accumulated other comprehensive income (loss)	52	(6,866)

Total Stockholders’ Equity	1,695,783	1,752,126

Total Liabilities and Stockholders’ Equity	$4,873,053	$4,687,197

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$125,872	$(11,656)	$216,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales on investments	62,299	—	—
Maturities of investments	—	124,825	—
Purchases of investments	—	(194,631)	—
Sales of property and equipment	2,799	—	34
Purchases of property and equipment	(25,401)	(62,198)	(52,198)
Notes receivable due from subsidiaries	10,000	—	—
Cash (paid) received related to the (acquisition) sale of businesses	—	—	(79,484)
Capital contributions returned to Parent	350,707	304,543	—
Capital contributions to subsidiaries	(394,500)	(240,630)	(1,002,273)
Sales (purchases) of restricted investments and other	—	—	(5,915)

Net cash provided by (used in) investing activities	5,904	(68,091)	(1,139,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checks outstanding, net of deposits	95	(2,240)	2,240
Excess tax benefit on share-based compensation	23	242	10,912
Net borrowings from subsidiaries	299,644	(20,493)	1,241,551
Proceeds from exercise of stock options and employee stock purchases	1,354	6,636	72,622
Proceeds from issuance of notes and other financing arrangements	80,000	520,000	493,535
Repayment of debt under financing arrangements	(130,000)	(370,000)	(600,000)
Repurchase of common stock	(14,150)	(243,172)	(232,220)

Net cash provided by (used in) financing activities	236,966	(109,027)	988,640

Net increase (decrease) in cash and cash equivalents	368,742	(188,774)	64,847
Cash and cash equivalents, beginning of period	82,238	271,012	206,165

Cash and cash equivalents, end of period	$450,980	$82,238	$271,012

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$27,904	$31,330	$42,495
Income taxes paid	71,396	97,715	183,843

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

Note 2—Restatement

Subsequent to the issuance of the 2008 condensed financial statements of HNT, management determined that it had not accounted for the fair value of an interest rate swap. During 2008, HNT entered into an interest rate swap contract with one of its wholly-owned subsidiaries where HNT receives an amount equal to LIBOR times an indexed notional principal amount and pays an amount equal to 3.925% times the same notional principal amount. The interest rate swap agreement does not qualify for hedge accounting. Accordingly, the interest rate swap should have been reflected at fair value on the condensed balance sheet with an offset to net investment income and equity in net income of subsidiaries. As a result, the accompanying condensed balance sheet as of December 31, 2008 and the condensed statement of operations for the year ended December 31, 2008 has been restated to correct the accounting for this interest rate swap. This restatement has no impact on net income nor on the condensed statement of cash flows as previously reported.

The following table summarizes the restatement adjustments and their impact on our condensed statement of operations as previously reported for the year ended December 31, 2008 (in thousands):

Other income as previously reported	$2,117
Interest rate swap fair value adjustment	(53,989)

Other loss as restated	$(51,872)

Total revenues as previously reported	$442,975
Interest rate swap fair value adjustment	(53,989)

Total revenues as restated	$388,986

Loss from operations before income tax benefit and equity in net income of subsidiaries as previously reported	$(124,636)
Interest rate swap fair value adjustment	(53,989)

Loss from operations before income tax benefit and equity in net income of subsidiaries as previously reported	$(178,625)

Income tax benefit as previously reported	$44,159
Interest rate swap fair value adjustment	19,129

Income tax benefit as restated	$63,288

Equity in net income of subsidiaries as previously reported	$175,480
Interest rate swap fair value adjustment	34,860

Equity in net income of subsidiaries as restated	$210,340

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

NOTE TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restatement adjustments and their impact on our condensed balance sheet as previously reported for the year ended December 31, 2008 (in thousands):

Investment in subsidiaries as previously reported	$3,692,590
Interest rate swap fair value adjustment	34,860

Investment in subsidiaries as restated	$3,727,450

Other deferred taxes as previously reported	$26,253
Interest rate swap fair value adjustment	19,129

Other deferred taxes as restated	$45,382

Total assets as previously reported	$4,633,208
Interest rate swap fair value adjustment	53,989

Total assets as restated	$4,687,197

Other current liabilities as previously reported	$118,871
Interest rate swap fair value adjustment	53,989

Other current liabilities as restated	$172,860

Total current liabilities as previously reported	$348,807
Interest rate swap fair value adjustment	53,989

Total current liabilities as restated	$402,796

Total liabilities as previously reported	$2,881,082
Interest rate swap fair value adjustment	53,989

Total liabilities as restated	$2,935,071

SUPPLEMENTAL SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

HEALTH NET, INC.

(Amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Credited to Other Accounts (1)	Deductions Northeast entities sold	Balance at End of Period
2009:
Allowance for doubtful accounts:
Premiums receivable	$13,567	$13,267	$(17,476)	$(3,075)	$6,283
2008:
Allowance for doubtful accounts:
Premiums receivable	$6,724	$20,332	$(13,489)	$—	$13,567
2007:
Allowance for doubtful accounts:
Premiums receivable	$7,526	$10,102	$(10,904)	$—	$6,724

(1)	Credited to premiums receivable on the Consolidated Balance Sheets.

EXHIBIT INDEX

Exhibit Number	Description

^2.1	Stock Purchase Agreement, dated as of July 20, 2009, by and among Health Net, Inc., Health Net of the Northeast, Inc., Oxford Health Plans, LLC and solely with respect to section 8.16 thereof, UnitedHealth Group Incorporated (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-12718) and incorporated herein by reference).

^†2.2	Restated Amendment No. 1 to Stock Purchase Agreement, effective as of December 11, 2009, by and among Health Net, Inc., Health Net of the Northeast, Inc., Oxford Health Plans, LLC and UnitedHealth Group Incorporated, a copy of which is filed herewith.

3.1	Sixth Amended and Restated Certificate of Incorporation of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2006 and incorporated herein by reference).

3.2	Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.3	Amendment Number One to Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2005 (File No. 1-12718) and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 8 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 3) (File No. 1-12718) on July 26, 2004 and incorporated herein by reference).

4.2	Rights Agreement, dated as of July 27, 2006, by and between Heath Net, Inc. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2006 (File No. 1-12718) and incorporated herein by reference).

4.3	Indenture, dated as of May 18, 2007, by and between Health Net, Inc. as issuer, and The Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.4	Officer’s Certificate, dated May 18, 2007, establishing the terms and form of the Company’s $300,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.5	Officer’s Certificate, dated May 31, 2007, establishing the terms and form of the Company’s $100,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007 (File No. 1-12718) and incorporated herein by reference).

†*10.1	Amended and Restated Employment Agreement, dated as of December 14, 2009, by and between Health Net, Inc. and Angelee F. Bouchard, a copy of which is filed herewith.

*10.2	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Joseph C. Capezza and Health Net, Inc. (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.3	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Patricia T. Clarey (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.4	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Jay M. Gellert (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.5	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Karin Mayhew (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

†*10.6	Amended and Restated Employment Agreement, dated as of February 22, 2010, by and between Health Net, Inc. and Steven Sell, a copy of which is filed herewith.

*10.7	Amended and Restated Employment Agreement, dated as of February 17, 2009, by and between Health Net, Inc. and John Sivori (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.8	Amendment No. 1 to the Amended and Restated Employment Agreement, dated March 20, 2009, by and among Health Net, Inc. and John Sivori (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.9	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Linda Tiano (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

†*10.10	Employment Letter Agreement, dated December 14, 2009, by and between Health Net, Inc. and Linda Tiano, a copy of which is filed herewith.

*10.11	Amended and Restated Employment Agreement, dated as of February 17, 2009, by and between Health Net, Inc. and Steve Tough (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.12	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and James E. Woys (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.13	Certain Compensation Arrangements With Respect to the Company’s Non-Employee Directors, as amended and restated on February 18, 2008 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12718) and incorporated herein by reference).

†*10.14	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. under the 2006 Long-Term Incentive Plan, as amended, a copy of which is filed herewith.

*10.15	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.16	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.17	Form of Nonqualified Stock Option Agreement utilized for Tier 1, 2 and 3 officers of Health Net, Inc., as amended and restated on December 21, 2005 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.18	Form of Nonqualified Stock Option Agreement utilized for Tier 1, 2 and 3 officers of Health Net, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.19	Form of Stock Option Agreement utilized for Tier 1 officers of Health Net, Inc. (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.20	Form of Nonqualified Stock Option Agreement utilized for Tier 2 officers of Health Net, Inc. (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.21	Form of Nonqualified Stock Option Agreement utilized for Tier 3 officers of Health Net, Inc. (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.22	Form of Stock Option Agreement utilized for Tier 3 officers of Health Net, Inc. (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.23	Form of Restricted Stock Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.24	Form of Restricted Stock Unit Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.25	Form of Restricted Stock Unit Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.26	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.27	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2008 (File No. 1-12718) and incorporated herein by reference).

†*10.28	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan, as amended, a copy of which is filed herewith.

*10.29	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.30	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.31	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.32	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.33	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Amended and Restated 1998 Stock Option Plan, as amended and restated on December 21, 2005 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.34	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

†*10.35	Health Net, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010, a copy of which is filed herewith.

†*10.36	Health Net, Inc. Deferred Compensation Plan for Directors, as amended and restated effective December 1, 2009, a copy of which is filed herewith.

*10.37	Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.38	Amendment Number One to the Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement between Health Net, Inc. and Union Bank of California, adopted January 1, 2001 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.39	Foundation Health Systems, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.40	Amendment to Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.41	Foundation Health Systems, Inc. 1997 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.42	Amendment to 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.43	Second Amendment to 1997 Stock Option Plan (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.44	Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 16, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.45	Amendment No. 1 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.46	Amendment No. 2 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan dated January 14, 2009 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.47	Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.48	Health Net, Inc. 2002 Stock Option Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.49	Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.50	Amendment No. 1 to Health Net, Inc. 2005 Long-Term Incentive Plan dated December 4, 2008 (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.51	Amendment No. 2 to Health Net, Inc. 2005 Long-Term Incentive Plan dated January 14, 2009 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.52	Health Net, Inc. 2006 Long-Term Incentive Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006 and incorporated herein by reference).

*10.53	Amendment No. 1 to the Health Net, Inc. 2006 Long-Term Incentive Plan, dated January 14, 2009 (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.54	Amendment No. 2 to the Health Net, Inc. 2006 Long-Term Incentive Plan, dated March 5, 2009 (filed as Appendix B to the Company’s Definitive Proxy Statement on April 8, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.55	Health Net, Inc. Amended and Restated Executive Officer Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on April 8, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.56	Health Systems International, Inc. Second Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.31 to Registration Statement on Form S-4 (File No. 33-86524) on November 18, 1994 and incorporated herein by reference).

*10.57	Health Net, Inc. Management Incentive Plan, adopted December 2004 (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.58	Amendment No. 1 to the Health Net, Inc. Management Incentive Plan, dated November 12, 2008 (filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.59	Addendum A to the Health Net, Inc. Management Incentive Plan, adopted July 20, 2009 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.60	Health Net, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2008 (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.61	Amended and Restated Health Net, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.62	Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.63	Amendment Number One Through Three to the Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.64	Foundation Health Corporation Executive Retiree Medical Plan (as amended and restated effective April 25, 1995) (filed as Exhibit 10.101 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.65	Form of Amended and Restated Indemnification Agreement for directors and executive officers of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

10.66	Participation Agreement dated as of December 19, 2007, by and among Health Net Funding, Inc., Health Net, Inc., Lodgemore Holdings, Inc. ING Bank, N.V. and Health Net Financing, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2007 (File No. 1-12718) and incorporated herein by reference).

10.67	First Amendment to Participation Agreement, dated as of April 29, 2008, by and among Health Net, Inc., Health Net Funding, Inc., Lodgemore Holdings, Inc., ING Bank, N.V. and Health Net Financing, LP (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12718) and incorporated herein by reference).

10.68	Omnibus Amendment to Participation Agreement and Put Option Agreement, dated as of November 10, 2008, by and among Health Net Funding, Inc., Health Net, Inc., Lodgemore Holdings Inc., ING Bank N.V. and Health Net Financing, L.P. (filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

10.69	Omnibus Amendment to Participation Agreement, Put Option Agreement and Call Option Agreement, dated as of March 9, 2009, by and among Health Net Funding, Inc., Health Net, Inc., Lodgemore Holdings, Inc., ING Bank N.V. and Health Net Financing, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2009 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

10.70	Credit Agreement, dated as of June 25, 2007, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, N.A., as Syndication Agent, Citicorp USA, Inc., as Documentation Agent, the other lenders party thereto and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and as Co-Book Managers (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2007 (File No. 1-12718) and incorporated herein by reference).

10.71	First Amendment to Credit Agreement, dated as of April 29, 2008, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12718) and incorporated herein by reference).

^10.72	Master Agreement, dated August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

^10.73	Master Services Agreement, dated September 30, 2008, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

10.74	Lease Agreements, dated as of March 5, 2001, by and between Health Net, Inc. and Landhold, Inc. (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

10.75	Amendment No. 1 to Lease Agreement, dated as of November 22, 2002, by and between Gold Pointe C, LLC, as successor-in-interest to Landhold, Inc., and Health Net, Inc. (filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

10.76	Amendment No. 1 to Lease Agreement, dated as of November 22, 2002, by and between Gold Pointe D, LLC, as successor-in-interest to Landhold, Inc., and Health Net, Inc. (filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

10.77	Amendment No. 2 to Lease Agreement, dated as of April 28, 2006, by and between McMorgan Institutional Real Estate Fund I, LLC, as successor-in-interest to Landhold, Inc., and Health Net, Inc. (filed as Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

10.78	Standard Lease Agreement, dated as of July 24, 2006, by and between Panattoni Development Company and Health Net, Inc. (filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

10.79	First Amendment to Lease and Acknowledgment, dated as of February 8, 2007, by and between Panattoni Development Company and Health Net of California, Inc. (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

†10.80	Standard Form Office Lease, dated July 13, 2009, by and between Aerojet-General Corporation and Health Net Federal Services, LLC, a copy of which is filed herewith.

10.81	Office Lease Agreement, dated as of December 22, 2003, by and between Health Net, Inc. and Douglas Emmett Realty Fund 2000 L.P. (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

10.82	Office Lease, dated September 20, 2000, by and among Health Net of California, Inc., DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

10.83	First Amendment to Office Lease, dated May 14, 2001, by and between Health Net (a California corporation) and LNR Warner Center, LLC as successor-in-interest to DCA Homes, Inc. and Lennar Rolling Ridge, Inc. (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12718) and incorporated herein by reference).

†10.84	Second Amendment to Office Lease, effective May 1, 2003, by and between Health Net (a California corporation) and LNR Warner Center, LLC, a copy of which is filed herewith.

†10.85	Third Amendment to Office Lease, effective October 10, 2003, by and between Health Net (a California corporation) and Warner Center OPCO, L.P. as successor-in-interest to LNR Warner Center, LLC, a copy of which is filed herewith.

†10.86	Fourth Amendment to Office Lease, effective May 31, 2006, by and between Health Net of California, Inc. as successor-in-interest to Health Net (a California corporation) and MP Warner Center, LLC as successor-in-interest to Warner Center OPCO, L.P., a copy of which is filed herewith.

†10.87	Fifth Amendment to Office Lease, effective August 16, 2006, by and between Health Net of California, Inc. and MP Warner Center, LLC, a copy of which is filed herewith.

10.88	Office Lease Agreement, dated August 18, 2000, by and between Physicians Health Services of Connecticut, Inc. (predecessor to Health Net of Connecticut, Inc.) and Beard Sawmill, LLC (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

10.89	First Amendment to Office Lease Agreement, dated December 23, 2002, by and between Health Net of Connecticut, Inc. and Beard Sawmill, LLC (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

10.90	Second Amendment to Office Lease Agreement, dated June 14, 2004, by and between Health Net of Connecticut, Inc. and Beard Sawmill, LLC (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

†10.91	Third Amendment of Lease, dated October 16, 2006, by and between Beard Sawmill, LLC and Health Net of the Northeast, Inc. as successor-in-interest to Health Net of Connecticut, Inc., a copy of which is filed herewith.

10.92	Absolute Net Lease, dated as of March 29, 2007, by and between HN Property Owner LLC and Health Net of the northeast (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-12718) and incorporated herein by reference).

†10.93	Office Lease, dated July 24, 2003, by and between Tosco Operating Company, Inc. and Health Net of Arizona, Inc., a copy of which is filed herewith.

†10.94	First Amendment to Office Lease, dated December 1, 2003, by and between ConocoPhillips Company and Health Net of Arizona, Inc., a copy of which is filed herewith.

†10.95	Second Amendment to Office Lease, dated May 31, 2004, by and between Tosco Operating Company, Inc. and Health Net of Arizona, Inc., a copy of which is filed herewith.

Exhibit Number	Description

†10.96	Third Amendment to Office Lease, dated April 13, 2006, by and between Papago Buttes Corporate, LLC as successor-in-interest to Tosco Operating Company and Health Net of Arizona, Inc., a copy of which is filed herewith.

†10.97	Fourth Amendment to Office Lease, dated June 5, 2006, by and between Papago Buttes Corporate, LLC and Health Net of Arizona, Inc., a copy of which is filed herewith.

†10.101	Office Lease, dated February 6, 2008, by and between San Rafael Land Company, LLC and Managed Health Network, Inc., a copy of which is filed herewith.

†10.102	First Amendment to Office Lease, dated December 17, 2008, by and between San Rafael Land Company, LLC and Managed Health Network, Inc., a copy of which is filed herewith.

†10.103	Office Lease, dated March 18, 2009, by and between GK Triangle Corporate Park III, LLC and Health Net Health Plan of Oregon, Inc., a copy of which is filed herewith.

†10.104	First Amendment to Office Lease, effective October 1, 2009, by and between GK Triangle Corporate Park III, LLC and Health Net Health Plan of Oregon, Inc., a copy of which is filed herewith.

+†10.106	Business Transition Agreement, dated as of December 11, 2009, by and among Health Net, Inc., Health Net of the Northeast, Inc., Health Net Life Insurance Company, Oxford Health Plans, LLC, UnitedHealthcare Insurance Company, Oxford Health Insurance, Inc., and solely with respect to Section 4.8(b) thereof, UnitedHealth Group Incorporated, a copy of which is filed herewith.

+†10.107	Transitional Trademark License Agreement, effective as of December 11, 2009, by and among Health Net, Inc., Health Net of Connecticut, Inc., Health Net of New York, Inc., Health Net Insurance of New York, Inc., FOHP, Inc., Health Net of New Jersey, Inc. and Health Net Services (Bermuda) Ltd., a copy of which is filed herewith.

+†10.108	Form of Administrative Services Agreement dated December 11, 2009, a copy of which is filed herewith.

†11	Statement relative to computation of per share earnings of the Company (included in Note 2 to the consolidated financial statements included as part of this Annual Report on Form 10-K).

†21	Subsidiaries of Health Net, Inc., a copy of which is filed herewith.

†23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, a copy of which is filed herewith.

Exhibit Number	Description

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.
†	A copy of the exhibit is being filed with this Annual Report on Form 10-K.
^	This exhibit has been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

x