Form 10-Q
period 2010-03-31
HEALTH NET INC
filed 2010-05-07
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

N/A

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

The number of shares outstanding of the registrant’s Common Stock as of May 3, 2010 was 99,387,807 (excluding 45,560,299 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES
Health plan services premiums	$2,527,507	$3,139,251
Government contracts	809,459	759,339
Net investment income	19,922	24,321
Administrative services fees and other income	8,856	9,892
Northeast administrative services fees and other	50,360	—

Total revenues	3,416,104	3,932,803

EXPENSES
Health plan services (excluding depreciation and amortization)	2,211,256	2,721,779
Government contracts	771,902	725,002
General and administrative	247,096	354,910
Selling	58,831	81,410
Depreciation and amortization	8,663	16,040
Interest	9,884	9,567
Northeast administrative services expenses	81,878	—

Total expenses	3,389,510	3,908,708

Income from operations before income taxes	26,594	24,095
Income tax provision	10,504	2,060

Net income	$16,090	$22,035

Net income per share:
Basic	$0.16	$0.21
Diluted	$0.16	$0.21
Weighted average shares outstanding:
Basic	101,049	103,766
Diluted	102,115	104,265

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$537,414	$682,803
Investments—available for sale (amortized cost: 2010—$1,472,592, 2009—$1,372,090)	1,477,843	1,376,142
Premiums receivable, net of allowance for doubtful accounts (2010—$6,766, 2009—$6,283)	295,514	288,719
Amounts receivable under government contracts	298,827	270,810
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	255,925	281,140
Other receivables	80,260	111,608
Deferred taxes	51,389	46,527
Other assets	205,036	187,086

Total current assets	3,202,208	3,244,835
Property and equipment, net	124,235	131,480
Goodwill	611,886	611,886
Other intangible assets, net	27,059	28,108
Deferred taxes	83,885	89,479
Investments-available for sale-noncurrent (amortized cost: 2010—$613, 2009—$23,626)	531	20,870
Other noncurrent assets	164,379	155,993

Total Assets	$4,214,183	$4,282,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$995,594	$951,655
Health care and other costs payable under government contracts	95,194	90,815
IBNR health care costs payable under TRICARE North contract	255,925	281,140
Unearned premiums	152,219	135,772
Loans payable and other financing arrangement	105,579	104,007
Accounts payable and other liabilities	412,575	366,125

Total current liabilities	2,017,086	1,929,514
Senior notes payable	398,532	398,480
Borrowings under revolving credit facility	—	100,000
Other noncurrent liabilities	159,036	158,874

Total Liabilities	2,574,654	2,586,868

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2010—144,797 shares; 2009—144,175)	145	154
Additional paid-in capital	1,201,904	1,190,203
Treasury common stock, at cost (2010- 44,580 shares of common stock; 2009—41,020 shares of common stock)	(1,476,327)	(1,389,722)
Retained earnings	1,911,186	1,895,096
Accumulated other comprehensive income	2,621	52

Total Stockholders’ Equity	1,639,529	1,695,783

Total Liabilities and Stockholders’ Equity	$4,214,183	$4,282,651

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2009	143,753	$144	$1,182,067	(40,045)	$(1,367,319)	$1,944,100	$(6,866)	$1,752,126
Comprehensive income:
Net income						22,035		22,035
Change in unrealized loss on investments, net of tax impact of $645							(915)	(915)
Defined benefit pension plans:
Prior service cost and net loss							91	91

Total comprehensive income								21,211

Exercise of stock options and vesting of restricted stock units	244
Share-based compensation expense			5,838					5,838
Net tax detriment related to equity compensation plans			(2,752)					(2,752)
Repurchases of common stock				(98)	(1,506)			(1,506)

Balance as of March 31, 2009	143,997	$144	$1,185,153	(40,143)	$(1,368,825)	$1,966,135	$(7,690)	$1,774,917

Balance as of January 1, 2010	144,175	$154	$1,190,203	(41,020)	$(1,389,722)	$1,895,096	$52	$1,695,783
Comprehensive income:
Net income						16,090		16,090
Change in unrealized gain on investments, net of tax impact of $1,370							2,504	2,504
Defined benefit pension plans:
Prior service cost and net loss							65	65

Total comprehensive income								18,659

Exercise of stock options and vesting of restricted stock units	622	(9)	859					850
Share-based compensation expense			14,555					14,555
Tax detriment related to equity compensation plans			(3,713)					(3,713)
Repurchases of common stock				(3,560)	(86,605)			(86,605)

Balance as of March 31, 2010	144,797	$145	$1,201,904	(44,580)	$(1,476,327)	$1,911,186	$2,621	$1,639,529

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,090	$22,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	8,663	16,040
Share-based compensation expense	14,555	5,838
Deferred income taxes	(638)	10,424
Excess tax benefit on share-based compensation	(473)	—
Asset and investment impairment charges	—	11,893
Net realized gain on investments	(6,853)	(9,380)
Other changes	6,058	6,661
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	9,652	(81,664)
Other current assets, receivables and noncurrent assets	8,431	44,979
Amounts receivable/payable under government contracts	(23,638)	(22,149)
Reserves for claims and other settlements	43,939	(9,440)
Accounts payable and other liabilities	51,661	(1,062)

Net cash provided by (used in) operating activities	127,447	(5,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	444,200	331,926
Maturities of investments	36,631	55,038
Purchases of investments	(557,102)	(257,567)
Sales of property and equipment	—	3,835
Purchases of property and equipment	(3,549)	(4,782)
Sales (purchases) of restricted investments and other	(130)	504

Net cash (used in) provided by investing activities	(79,950)	128,954

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	850	—
Excess tax benefit on share-based compensation	473	—
Repurchases of common stock	(94,209)	(1,506)
Borrowings under revolving credit facility	—	—
Repayment of borrowings under revolving credit facility	(100,000)	(50,000)

Net cash used in financing activities	(192,886)	(51,506)

Net (decrease) increase in cash and cash equivalents	(145,389)	71,623
Cash and cash equivalents, beginning of year	682,803	668,201

Cash and cash equivalents, end of period	$537,414	$739,824

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$1,770	$55
Income taxes paid	4,173	4,783
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amortization of discounts into earnings	$8,273	$2,191

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

Health Net, Inc. (referred to herein as Health Net, the Company, we, us or our) prepared the accompanying unaudited consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (Form 10-K).

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

Certain items presented in the operating cash flow section of the consolidated statements of cash flows for the three months ended March 31, 2009 have been reclassified within the operating cash flow section. This reclassification had no impact on our operating cash flows, net earnings or balance sheets as previously reported.

On December 11, 2009, we completed the sale (the Northeast Sale) of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled in Connecticut, New Jersey, New York and Bermuda (Acquired Companies) that had conducted businesses in our Northeast Operations segment (see Note 3) to UnitedHealth Group Incorporated (United). The sale was made pursuant to a Stock Purchase Agreement (Stock Purchase Agreement), dated as of July 20, 2009, by and among the Company, Health Net of the Northeast, Inc., Oxford Health Plans, LLC (Buyer) and, solely for the purposes of guaranteeing Buyer’s obligations thereunder, United. At the closing of the Northeast Sale, affiliates of United also acquired membership renewal rights for certain commercial health care business conducted by our subsidiary, Health Net Life Insurance Company (Health Net Life) in the states of Connecticut and New Jersey (the Transitioning HNL Members). We will continue to serve the members of the Acquired Companies under Administrative Services Agreements we entered into with United and certain of its affiliates (the United Administrative Services Agreements) until all members are either transitioned to legacy United products or non-renewed. As part of the Northeast Sale, we retained certain financial responsibilities for the profits and losses of the Acquired Companies, subject to specified adjustments, for the period beginning on the closing date and ending on the earlier of the second anniversary of the closing date and the date that the last United Administrative Services Agreement is terminated. Accordingly, subsequent to the Northeast Sale, our Northeast Operations segment includes the operations of the businesses that are providing administrative services pursuant to the United Administrative Services Agreements, as well as the operations of Health Net Life in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members. The Northeast Operations had approximately $76 million and $675 million in total revenues in the three months ended March 31, 2010 and 2009, respectively, which represent 2% and 17% of our total revenues for the three months ended March 31, 2010 and 2009, respectively. The Northeast Operations had a combined pretax loss of $37.7 million and $3.2 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2009, we had approximately 546,000 total health plan members in the Northeast Operations.

2.    SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with maturity of three months or less when purchased.

Investments

Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. The Company analyzes all impairments of debt investments and assesses the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if the Company may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, management assesses if the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than its amortized cost, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. See Note 4 to our consolidated financial statements for additional disclosures.

Fair Value of Financial Instruments

The estimated fair value amounts of cash equivalents, investments available for sale, trade accounts and notes receivable, assets held for sale and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of trade receivables, long-term notes receivable, assets held for sale and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed rate borrowings, including our senior notes and our amortizing financing facility, was $479.6 million and $468.0 million as of March 31, 2010 and December 31, 2009, respectively. The fair value of our variable rate borrowings under our revolving credit facility was $100.0 million as of December 31, 2009, which was equal to the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. See Note 6 to our consolidated financial statements for additional information regarding our financing arrangements.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. The federal government is the only customer of our Government Contracts segment, with premiums and fees accounting for 100% of our Government Contracts revenue. In addition, the federal government is a significant customer of the Company’s Western Region Operations segment as a result of contracts with the Centers for Medicare & Medicaid Services (CMS) for coverage of Medicare-eligible individuals.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized appreciation (depreciation), after tax, on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan.

Accumulated other comprehensive gains (losses) are as follows:

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Investments:
Unrealized gains (losses) on investments available for sale as of January 1	$1.0	$(7.3)
Net change in unrealized gains on investments available for sale	7.0	5.2
Reclassification of unrealized gains to earnings	(4.5)	(6.1)

Unrealized gains (losses) on investments available for sale as of March 31	3.5	(8.2)

Defined benefit pension plans:
Prior service cost and net loss amortization as of January 1	(0.9)	0.4
Net change in prior service cost and net loss amortization	—	0.1

Prior service cost and net loss amortization as of March 31	(0.9)	0.5

Accumulated other comprehensive income (loss)	$2.6	$(7.7)

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

Common stock equivalents arising from dilutive stock options, restricted common stock and RSUs are computed using the treasury stock method. For the three months ended March 31, 2010, these amounted to 1,066,000 shares, which included 621,000 common stock equivalents from dilutive RSUs. There were 499,000 shares of common stock equivalents, including 448,000 common stock equivalents from dilutive RSUs, for the three months ended March 31, 2009.

Options to purchase an aggregate of 2,716,000 shares of common stock, during the three months ended March 31, 2010, and 5,762,000 shares, during the three months ending March 31, 2009, respectively, were considered antidilutive and were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock for each respective period. Outstanding options expire at various times through April 2019.

We completed our $700 million stock repurchase program (the Completed Stock Repurchase Program) in February 2010. On March 18, 2010, our Board of Directors authorized a new $300 million stock repurchase program (the New Stock Repurchase Program). The remaining authorization under our New Stock Repurchase Program as of March 31, 2010 was $298.2 million. See Note 5 for more information regarding these stock repurchase programs.

Goodwill and Other Intangible Assets

The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Northeast Operations	Total
	(Dollars in millions)
Balance as of March 31, 2010 and December 31, 2009	$605.9	$6.0	$611.9

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets Sold	Fair Value Adjustment	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of March 31, 2010:
Provider networks	$40.5	$(31.8)	$—	$—	$8.7	19.4
Customer relationships and other	29.5	(11.1)	—	—	18.4	11.1

	$70.0	$(42.9)	$—	$—	$27.1

As of December 31, 2009:
Provider networks	$40.5	$(31.5)	$—	$—	$9.0	19.4
Employer groups	76.8	(24.3)	(46.2)	(6.3)	—	—
Customer relationships and other	29.5	(10.4)	—	—	19.1	11.1
Trade name	3.2	(3.2)	—	—	—	1.5
Covenant not-to-compete	2.2	(2.2)	—	—	—	2.0

	$152.2	$(71.6)	$(46.2)	$(6.3)	$28.1

During the three months ended September 30, 2009, following the execution of the Stock Purchase Agreement, we compared the Acquired Companies’ adjusted carrying value to their estimated fair value less cost to sell. The carrying value of the assets and liabilities held for sale exceeded the fair value less cost to sell by approximately $6 million, which was recognized as an impairment as of September 30, 2009. The remaining intangible assets of $46.2 million were classified as held for sale as of September 30, 2009 and were subsequently sold upon the closing of the Northeast Sale on December 11, 2009.

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 is as follows (dollars in millions):

Year	Amount
2010	$3.8
2011	3.5
2012	3.4
2013	3.4
2014	2.8

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of March 31, 2010 and December 31, 2009, the restricted cash and cash equivalents balances totaled $8.5 million and $5.6 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $7.1 million and $9.9 million as of March 31, 2010 and December 31, 2009, respectively, and are included in investments available-for-sale.

Interest Rate Swap Contracts

We are exposed to certain financial risks relating to our ongoing business operations. Some of those risks can be managed by using derivative instruments. We enter into interest rate swaps from time to time to help manage interest rate risk associated with our variable rate borrowings. On December 19, 2007, we entered into a five-year, $175 million amortizing financing facility with a non-U.S. lender (see Note 6 to our consolidated financial statements). In connection with the financing facility, we entered into an interest rate swap agreement (2007 Swap) under which we pay an amount equal to LIBOR times a notional principal amount and receive in return an amount equal to 4.294% times the same notional principal amount in order to synthetically switch the fixed rate borrowing to a floating rate borrowing for the purpose of this specific transaction. The 2007 Swap does not qualify for hedge accounting. Accordingly, the 2007 Swap is reflected at fair value of $6.8 million and $5.8 million in other current assets in our consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively. An offset in the amount of $1.0 million which reflects the interest and change in value during the three months ended March 31, 2010 is included in other income in our consolidated statement of operations. An offset in the amount of $0.5 million which reflects the change in value during the three months ended March 31, 2009 is included in our consolidated statement of operations.

On March 12, 2009, we entered into an interest rate swap agreement (2009 Swap) under which we pay an amount equal to 2.245% times a notional principal amount and in return we receive an amount equal to LIBOR times the same notional principal amount. The 2009 Swap is designed to reduce variability in our net income due to changes in variable interest rates. The 2009 Swap does not qualify for hedge accounting. Accordingly, the 2009 Swap is reflected at a fair value of $(2.2) million and $(1.3) million in other noncurrent liabilities in our consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively. An offset in the amount of $(0.9) million which reflects the interest and change in value during the three months ended March 31, 2010 is included in other income in our consolidated statement of operations. An offset in the amount of $(1.3) million which reflects the change in value during the three months ended March 31, 2009 is included in our consolidated statement of operations.

Subsequent Accounting for the Northeast Sale

We will continue to serve the members of the Acquired Companies under the United Administrative Services Agreements until all members are either transitioned to a legacy United entity or non-renewed. We expect the United Administrative Services Agreements to be in effect for approximately two years following the December 11, 2009 closing date. Under the United Administrative Services Agreements, we provide claims processing, customer services, medical management, provider network access and other administrative services to United and certain of its affiliates. We recognize the revenue that we earn from providing these administrative services in the period these services are provided, and we report such revenue in the line item, Northeast administrative services fees, in our consolidated statements of operations. Also included in the Northeast administrative services fees is the amortization of the value of services to be provided under the United Administrative Services Agreements. In connection with the Northeast Sale, the United Administrative Services Agreements were fair valued at $48 million and recorded as deferred revenue. The deferred revenue is being amortized and recorded as Northeast administrative services fees using a level of effort approach. As part of the Northeast Sale, we retained certain financial responsibilities for the Acquired Companies for the period beginning on the closing date and ending on the earlier of the second anniversary of the closing date and the date that the last United Administrative Services Agreement is terminated. Accordingly, the Northeast administrative services fees include the Quarterly Net Payment (QNP) to be paid to United in accordance with the terms of the Stock Purchase Agreement. The QNP is a defined term in the Stock Purchase Agreement and represents the net profit or loss from the wind-down of the Acquired Companies, as adjusted in accordance with the Stock Purchase Agreement. Also included in the Northeast administrative services fees is the amortization of the value of future services to be provided under the United Administrative Services Agreements of $48 million as deferred revenue at fair value. We report expenses we incur in providing these administrative services as a separate line item, Northeast administrative services expenses, in our consolidated statements of operations.

United will pay us additional consideration as the members of the Acquired Companies transition to other United products to the extent such amounts exceed the initial $60 million payment that United made to us at closing. Because our accounting policy is to recognize contingent consideration expected to be received in connection with a sale of a business on a deposit accounting basis, upon the consummation of the Northeast Sale we did not record a receivable for the additional contingent membership consideration expected to be received. If any such contingent consideration is earned, it will be realized and recognized as an adjustment to the pretax loss on sale initially recognized at closing. We expect that the majority of the membership renewal with United will occur within the first two years after closing.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, to improve disclosures about fair value measurements. This update requires new disclosures about significant transfers in and out of Level 1 and 2 fair value measurements. This update also requires new disclosures for activity in Level 3 fair value measurements; specifically the reconciliation should present information about purchases, sales, issuances and settlements on a gross basis rather than net. The reporting entity needs to provide fair value measurement disclosures for each class of assets and liabilities separately. The reporting entity is also required to provide disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted this update on January 1, 2010. The adoption of FASB Accounting Standards Update No. 2010-06 did not have a material effect on our consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update provides amendments to Topic 855—Subsequent Events to clarify certain recognition and disclosure requirements. The amendments in this update remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The topic now includes the definition of SEC filer but removed the definitions of public entity. All of the amendments in this update are effective upon the issuance of the final update. The adoption of FASB Accounting Standards Update No. 2010-09 did not have an effect on our consolidated financial statements.

Effective January 1, 2010, the Company adopted the FASB amended guidance that requires ongoing qualitative analysis to determine whether a variable interest entity must be consolidated based on the entity’s purpose and design, the Company’s ability to direct the entity’s activities that most significantly impact its economic performance, and the Company’s right or obligation to participate in that performance (ASC 810, Consolidations). A variable interest entity is insufficiently capitalized or is not controlled by its equity owners through voting or similar rights. These amendments must be applied to qualifying special-purpose entities and troubled debt restructures formerly excluded from such analysis. On adoption, the Company was not required to consolidate any variable interest entities and there were no effects to its results of operations or financial condition. Although consolidation was not required, disclosures about the Company’s involvement with variable interest entities have been provided in Note 9.

3.    SEGMENT INFORMATION

During the year ended December 31, 2009, we reviewed our reportable segments following the execution of the agreements for the Northeast Sale, which was completed on December 11, 2009. As a result of the Northeast Sale and the entry into the United Administrative Services Agreements to provide administrative services post-closing, we operate the Northeast business in a manner that is different than the rest of our health plans. Under the terms of the United Administrative Services Agreements, we assist United and its affiliates in operating the Acquired Companies, including winding-down the entities. The rest of our health plans are operated as continuing core health plans. Prior to this change in our reportable segments, the Western Region Operations and the Northeast Operations had been aggregated into a single reportable segment called Health Plan Services.

As a result of our review of the reportable segments, we have expanded our reportable segments to Western Region Operations, Government Contracts and Northeast Operations. Our Western Region Operations reportable segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies in California, Arizona and Oregon and our behavioral health and pharmaceutical services subsidiaries in Arizona, California and Oregon. Our Government Contracts reportable segment has not changed and continues to include government-sponsored managed care plans through the TRICARE program and other health care-related government contracts. Our Government Contracts segment administers one large, multi-year managed health care government contract and other health care-related government contracts. For periods prior to the Northeast Sale, our Northeast Operations reportable segment included our commercial, Medicare and Medicaid health plans, the operations of our health maintenance organizations (HMOs) in Connecticut, New York and New Jersey, and our New York insurance company. For periods following the Northeast Sale, our Northeast Operations reportable segment includes the operations of our businesses that are providing administrative services to United and its affiliates pursuant to the United Administrative Services Agreements and the operations of Health Net Life in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members.

We evaluate performance and allocate resources based on segment pretax income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements included in our Form 10-K, except that intersegment transactions are not eliminated.

Certain charges, including those related to our operations strategy are excluded from the calculation of segment pretax income because they are not managed within the reportable segments.

Our segment information is as follows:

	Western Region Operations	Government Contracts	Northeast Operations	Eliminations	Total
	(Dollars in millions)
Three Months Ended March 31, 2010
Revenues from external sources	$2,530.7	$809.5	$75.9	$—	$3,416.1
Intersegment revenues	12.0	—	—	(12.0)	—
Segment pretax income (loss)	40.8	38.0	(37.7)	—	41.1
Segment assets	$3,500.3	$540.6	$173.3	$—	$4,214.2

Three Months Ended March 31, 2009
Revenues from external sources	$2,498.1	$759.3	$675.4	$—	$3,932.8
Intersegment revenues	11.0	0.1	—	(11.1)	—
Segment pretax income (loss)	37.8	34.3	(3.2)	—	68.9
Segment assets	$3,245.5	$533.2	$1,025.9	$—	$4,804.6

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Commercial premium revenue	$1,437.4	$1,924.5
Medicare Risk premium revenue	786.9	934.4
Medicaid premium revenue	303.2	280.4

Total health plan services premiums	$2,527.5	$3,139.3

A reconciliation of the total reportable segments’ measures of profit to our consolidated income from continuing operations before income taxes for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Pretax income:
Western Region Operations	$40.8	$37.8
Government Contracts	38.0	34.3
Northeast Operations	(37.7)	(3.2)

Total segment pretax income	$41.1	$68.9
Operations strategy and other charges – Corporate/Other	(14.5)	(44.8)

Income from continuing operations before income taxes as reported	$26.6	$24.1

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

We classified $0.5 million from current investments available-for-sale to investments available-for-sale-noncurrent because we do not intend to sell and we believe it may take longer than a year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market value as of March 31, 2010.

As of March 31, 2010 and December 31, 2009, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments were as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$640.0	$3.8	$(3.2)	$640.6
U.S. government and agencies	221.2	0.1	(1.3)	220.0
Obligations of states and other political subdivisions	286.1	1.5	(3.0)	284.6
Corporate debt securities	325.3	7.9	(0.6)	332.6
Other securities	—	0.1	—	0.1

	$1,472.6	$13.4	$(8.1)	$1,477.9

March 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(Dollars in millions)
Noncurrent:
Asset-backed securities	$0.6	$—	$(0.1)	$0.5
U.S. government and agencies	—	—	—	—
Obligations of states and other political subdivisions	—	—	—	—
Corporate debt securities	—	—	—	—
Other securities	—	—	—	—

	$0.6	$—	$(0.1)	$0.5

	December 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$546.8	$2.1	$(4.9)	$544.0
U.S. government and agencies	128.1	0.1	(2.0)	126.2
Obligations of states and other political subdivisions	391.8	6.1	(2.6)	395.3
Corporate debt securities	305.4	6.2	(1.1)	310.5
Other securities	—	0.1	—	0.1

	$1,372.1	$14.6	$(10.6)	$1,376.1

December 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(Dollars in millions)
Noncurrent:
Asset-backed securities	$23.6	$—	$(2.7)	$20.9
U.S. government and agencies	—	—	—	—
Obligations of states and other political subdivisions	—	—	—	—
Corporate debt securities	—	—	—	—
Other securities	—	—	—	—

	$23.6	$—	$(2.7)	$20.9

As of March 31, 2010, the contractual maturities of our current investments available-for-sale were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Due in one year or less	$28.0	$28.4
Due after one year through five years	373.2	376.6
Due after five years through ten years	330.0	332.5
Due after ten years	101.4	99.7
Asset-backed securities	640.0	640.6
Other securities	—	0.1

Total available-for-sale	$1,472.6	$1,477.9

As of March 31, 2010, the contractual maturities of our investments available-for-sale—noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
(Dollars in millions)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
Asset-backed securities	0.6	0. 5
Other securities	—	—

Total available-for-sale	$0.6	$0.5

Proceeds from sales of investments available for sale during the three months ended March 31, 2010 were $444.2 million. Gross realized gains and losses totaled $8.4 million and $1.5 million, respectively. Proceeds from sales of investments available for sale during the three months ended March 31, 2009 were $331.9 million. Gross realized gains and losses totaled $11.0 million and $1.6 million, respectively.

The following table shows our current investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through March 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$419.9	$(2.4)	$14.9	$(0.8)	$434.8	$(3.2)
U.S. government and agencies	172.4	(1.3)	—	—	172.4	(1.3)
Obligation of states and other political subdivisions	166.1	(2.8)	7.9	(0.2)	174.0	(3.0)
Corporate debt securities	98.3	(0.6)	—	—	98.3	(0.6)
Other securities	—	—	—	—	—	—

	$856.7	$(7.1)	$22.8	$(1.0)	$879.5	$(8.1)

The following table shows our noncurrent investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through March 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in millions)
Asset-backed securities	$—	$—	$0.5	$(0.1)	$0.5	$(0.1)
U.S. government and agencies	—	—	—	—	—	—
Obligation of states and other political subdivisions	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—
Other securities	—	—	—	—	—	—

	$—	$—	$0.5	$(0.1)	$0.5	$(0.1)

The following table shows the number of our individual securities included in current investments that have been in a continuous loss position at March 31, 2010:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	52	5	57
U.S. government and agencies	13	—	13
Obligation of states and other political subdivisions	43	4	47
Corporate debt securities	28	—	28
Other securities	—	—	—

	136	9	145

The following table shows the number of our individual securities included in noncurrent investments that have been in a continuous loss position at March 31, 2010:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	—	1	1
U.S. government and agencies	—	—	—
Obligation of states and other political subdivisions	—	—	—
Corporate debt securities	—	—	—
Other securities	—	—	—

	—	1	1

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

The investments listed above are investment grade securities with an average rating of “AA” and “Aa2” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments. We have the ability and current intent to hold to recovery all securities with an unrealized loss position.

5.    STOCK REPURCHASE PROGRAM

We completed the Completed Stock Repurchase Program in February 2010. During the three months ended March 31, 2010, we repurchased 3,258,795 shares of our common stock for aggregate consideration of approximately $79.4 million under our Completed Stock Repurchase Program. On March 18, 2010, our Board of Directors authorized the New Stock Repurchase Program pursuant to which a total of $300 million of our common stock can be repurchased. During the three months ended March 31, 2010, we repurchased 71,990 shares of our common stock for aggregate consideration of approximately $1.8 million under our New Stock Repurchase Program. The remaining authorization under our New Stock Repurchase Program as of March 31, 2010 was $298.2 million.

Subject to Board approval, we may repurchase our common stock under our New Stock Repurchase Program from time to time in privately negotiated transactions, through accelerated share repurchase programs or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The timing of any repurchases and the actual number of share repurchases will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under company’s debt obligations, and other market and economic conditions. The New Stock Repurchase Program may be suspended or discontinued at any time.

As of March 31, 2010, we had repurchased a cumulative aggregate of 40,814,869 shares of our common stock under our Completed Stock Repurchase Program (since its inception in 2002) and our New Stock Repurchase Program (since its inception in March 2010) at an average price of $33.36 per share for aggregate consideration of $1,361.6 million. We used net free cash available, including proceeds from the Northeast Sale, to fund the share repurchases.

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

The financing facility includes limitations (subject to specified exclusions) on certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability of our subsidiaries to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of the business we and our subsidiaries conducted on the closing date of the financing facility. In addition, the financing facility also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the financing facility. As of March 31, 2010, we were in compliance with all of the covenants under the financing facility.

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

As of March 31, 2010 and December 31, 2009, our amortizing financing facility payable was classified as a current liability on our consolidated balance sheets and amounted to $105.6 million and $104.0 million, respectively.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of March 31, 2010, no default or event of default had occurred under the indenture governing the Senior Notes.

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

Our Senior Notes payable balances were $398.5 million and $398.5 million as of March 31, 2010 and December 31, 2009, respectively.

Revolving Credit Facility

On June 25, 2007, we entered into a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. We entered into an amendment to the credit facility on April 29, 2008, which was administrative in nature. As of March 31, 2010, no amounts were outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $584.1 million (see “—Letters of Credit” below).

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

Letters of Credit

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of March 31, 2010 and December 31, 2009, we had outstanding letters of credit for $315.9 million and $321.3 million, respectively, resulting in a maximum amount available for borrowing under the revolving credit facility of $584.1 million and $478.7 million, respectively. As of March 31, 2010 and December 31, 2009, no amounts had been drawn on any of these letters of credit.

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

Investments measured and reported at fair value using Level inputs are classified and disclosed in one of the following categories:

Level 1—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level 1 include U.S. Treasury securities and listed equities. We do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models and/or other valuation methodologies which are based on an income approach. Examples include but are not limited to multidimensional relational model, option adjusted spread model, and various matrices. Specific pricing inputs include quoted prices for similar securities in both active and non-active markets, other observable inputs such as interest rates, yield curve volatilities, default rates, and inputs that are derived principally from or corroborated by other observable market data. Investments that are generally included in this category include asset-backed securities, corporate bonds and loans, municipal bonds, auction rate securities and interest rate swap asset.

Level 3—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation using assumptions that market participants would use, including assumptions for risk. The investments included in Level 3 are auction rate securities which have experienced failed auctions at one time or are experiencing failed auctions and thus have minimal liquidity.

These bonds have frequent reset of coupon rates and have extended to the legal final maturity. The coupons are based on a margin plus a LIBOR rate and continue to pay above market rates. As with most variable or floating rate securities, we believe that based on a market approach, the fair values of these securities are equal to their par values due to the short time periods between coupon resets and based on each issuer’s credit worthiness.

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
March 31, 2010
Assets:
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$561.1	$0.5	$—	$561.6
Commercial mortgage-backed securities	—	66.0	—	—	66.0
Other asset-backed securities	—	13.5	—	—	13.5
U.S. government and agencies:
U.S. Treasury securities	90.7	—	—	—	90.7
U.S. Agency securities	—	129.3	—	—	129.3
Obligations of states and other political subdivisions	—	274.6	—	10.0	284.6
Corporate debt securities	—	332.6	—	—	332.6
Other securities	0.1	—	—	—	0.1

	90.8	1,377.1	0.5	10.0	1,478.4

Interest rate swap net asset	—	4.6	—	—	4.6

Total assets at fair value	$90.8	$1,381.7	$0.5	$10.0	$1,483.0

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
December 31, 2009
Assets:
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$498.5	$0.6	$—	$499.1
Commercial mortgage-backed securities	—	42.2	20.3	—	62.5
Other asset-backed securities	—	3.3	—	—	3.3
U.S. government and agencies:
U.S. Treasury securities	26.7	—	—	—	26.7
U.S. Agency securities	—	99.5	—	—	99.5
Obligations of states and other political subdivisions	—	385.3	—	10.0	395.3
Corporate debt securities	—	310.5	—	—	310.5
Other securities	0.1	—	—	—	0.1

	26.8	1,339.3	20.9	10.0	1,397.0

Interest rate swap net asset	—	4.5	—	—	4.5

Total assets at fair value	$26.8	$1,343.8	$20.9	$10.0	$1,401.5

We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three months ended March 31, 2010 and 2009. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

The changes in the balances of Level 3 financial assets that are fair valued on a recurring basis for the three months ended March 31, 2010 and 2009 were as follows (dollars in millions):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Beginning balance	$10.0	$10.2
Total gains and losses
Realized in net income	—	—
Unrealized in accumulated other comprehensive income	—	—
Purchases, sales, issuances and settlements	—	—
Transfers into (out of) Level 3	—	—

Ending balance	$10.0	$10.2

Change in unrealized gains (losses) included in net income related to assets still held	$—	$—

We had no financial assets or liabilities that are fair valued on a non-recurring basis during the three months ended March 31, 2010 and 2009.

8.    LEGAL PROCEEDINGS

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

On December 30, 2008, the Court of Appeal issued its judgment on each of the appeals. It reversed in their entirety the trial court’s judgments in favor of the AmCare-TX and AmCare-OK receivers, and entered judgment in our favor against those receivers, finding that the receivers’ claims failed as a matter of law. As a result, those receivers’ cross appeals were rendered moot. The Court of Appeal also reversed the trial court judgment in favor of the AmCare-LA receiver, with the exception of a single breach of contract claim, on which it entered judgment in favor of the AmCare-LA receiver in the amount of $2 million. On January 14, 2009, the three receivers filed a request for rehearing by the Court of Appeal. On February 13, 2009, the Court of Appeal denied the request for a rehearing. Following the Court of Appeal’s denial of the requests for rehearing, each of the receivers filed applications for a writ with the Louisiana Supreme Court. On December 18, 2009, the Louisiana Supreme Court granted the receivers’ writs, and oral argument was held on March 16, 2010.

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

These proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome, including the outcome of any appeal, cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations, cash flow and/or liquidity could be materially affected by an ultimate unfavorable resolution of any or all of these proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of these proceedings should not have a material adverse effect on our financial condition.

Miscellaneous Proceedings

In the ordinary course of our business operations, we are also subject to periodic reviews and audits by various regulatory agencies with respect to our compliance with a wide variety of rules and regulations applicable to our business, including, without limitation, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, rules relating to pre-authorization penalties, payment of out-of-network claims and timely review of grievances and appeals, which may result in remediation of certain claims and the assessment of regulatory fines or penalties. From time to time we receive subpoenas and other requests for information from such regulatory agencies, as well as from state attorneys general. There also continues to be heightened review by regulatory authorities of, and increased litigation regarding, the health care industry’s business practices, including but not limited to premium rate increases, utilization management, appeal and grievance processing, information privacy, rescission of insurance coverage and claims payment practices.

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

These other regulatory and legal proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period our results of operations, cash flow and/or liquidity could be materially affected by an ultimate unfavorable resolution of any or all of these other regulatory and legal proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of the regulatory and legal proceedings currently pending against us, after consideration of applicable reserves and potentially available insurance coverage benefits, should not have a material adverse effect on our results of operations, cash flow and liquidity.

Potential Settlements

We regularly evaluate litigation matters pending against us, including those described above, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in a significant earnings charge in any particular quarter in which we enter into a settlement agreement. We have recorded reserves and accrued costs for future legal costs for certain significant matters described above. These reserves and accrued costs represent our best estimate of probable loss, including related future legal costs for such matters, both known and incurred but not reported, although our recorded amounts might ultimately be inadequate to cover such costs. Therefore, the costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our results of operations, cash flow and/or liquidity.

9.	VARIABLE INTEREST ENTITIES

Effective January 1, 2010, we adopted the new accounting rules on consolidation of variable interest entities. In order to determine if the Company is the primary beneficiary and must consolidate the entity we evaluate the following:

•	the structure and purpose of the entity;

•	the risks and rewards created by and shared through the entity; and

•	the entity’s ability to direct the activities, receive its benefits and absorb its losses.

The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required.

The adoption of these new rules had no impact on our previous accounting for the variable interest entities as described below.

Effective upon the closing date of the Northeast Sale (see Notes 1, 2 and 3), in accordance with the consolidation rules in effect as of December 31, 2009, we determined that the Acquired Companies were variable interest entities of which we were not the primary beneficiary and we did not hold a controlling financial interest in those companies. Accordingly, we deconsolidated the Acquired Companies as of December 31, 2009. We re-evaluated the consolidation of these variable interest entities upon adoption of the new accounting rules and have determined that we are not the primary beneficiary and we do not hold a controlling financial interest in those companies. Accordingly, these variable interest entities continue to be deconsolidated from our financial results as of March 31, 2010. Factors considered in determining deconsolidation include loss of effective control over the Acquired Companies given the sale and the concurrent Administrative Service Agreement, which provided the power to direct significant activities of the Acquired Companies to the purchaser. Also, both the Company and the purchaser share in the exposure from obligations to absorb losses, however, the purchaser operates as the primary obligor. We retained certain financial responsibilities for the Acquired Companies for the period beginning on the closing date and ending on the earlier of the second anniversary of the closing date and the date that the Administrative Services Agreement is terminated. Under the Administrative Services Agreements, we provide claims processing, customer services, medical management, provider network access and other administrative services to United and certain of its affiliates. As part of the sale agreement, we have provided a guarantee to the purchaser to perform under the provisions of the Administrative Service Agreement and have entered into a covenant-not-to-compete. The total revenues were $665.1 million and $650.3 million and net losses were $25.8 million and $5.9 million related to the Acquired Companies for the three months ended March 31, 2010 and 2009, respectively. There are no assets or liabilities from these variable interest entities recorded on our consolidated financial statements as of March 31, 2010 or December 31, 2009, except for the net balances due to the purchaser of $4 million, as of March 31, 2010.

In conjunction with the amortizing financing facility (see Note 6), we formed certain entities for the purpose of facilitating this financing facility. We act as managing general partner of these entities. These entities are primarily funded with initial financing from the non-U.S. lender of $175 million and inter-company borrowings that totaled $1.2 billion as of March 31, 2009. The inter-company borrowings are fully eliminated in our consolidated financial statements. The entities’ net obligation is not required to be collateralized. The net obligation total $105.6 million and is separately shown as a current loan payable on our consolidated balance sheet as of March 31, 2010, and the assets that can be used only to settle the net obligation are included in the amounts receivable under government contracts of $298.8 million as of March 31, 2010. In connection with our amortizing financing facility, we entered into a guaranty which will require us, in certain circumstances provided under the financing facility, to guarantee the payments to be made by one of our subsidiaries to the financing facility participants. The creditors of the entities have no recourse to our general credit, and the assets of the entities are not available to satisfy any obligations to our general creditors. We had consolidated these variable interest entities as of December 31, 2009 and we continue to consolidate these entities upon the adoption of the new consolidation rules since we are their primary beneficiary and we hold a controlling financial interest as of March 31, 2010. Factors considered in determining consolidation, include the Company’s effective control over the formed entities, given the power to direct significant activities of the entities as a managing general partner. Also, both the Company and the limited partner has exposure from obligations to absorb losses/residual return, however, the Company has a more significant exposure from the risk of loss/residual return.

10.    SUBSEQUENT EVENT

TRICARE Contract

On May 5, 2010, we were notified by the Department of Defense that it intends to award Health Net Federal Services (HNFS), our wholly-owned subsidiary, the new Managed Care Support Contract for the TRICARE North Region, known as “T3.” HNFS is currently the managed care contractor for the TRICARE North Region.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS

The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Form 10-K and this Form 10-Q, and the risks discussed in our other filings from time to time with the SEC.

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

OVERVIEW

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.0 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network (MHN), provides behavioral health, substance abuse and employee assistance programs to approximately 6.3 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

How We Report Our Results

We expanded our reportable segments in the quarter ended September 30, 2009 following the execution of the Stock Purchase Agreement in connection with the Northeast Sale. We currently operate within three reportable segments, Western Region Operations, Government Contracts and Northeast Operations, each of which is described below. Prior to the quarter ended September 30, 2009, we operated within two reportable segments, Health Plan Services and Government Contracts.

Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, primarily in Arizona, California and Oregon as well as the operations of our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries in several states including Arizona, California and Oregon. We have approximately 3.0 million medical members (including Medicare Part D members) in our Western Region Operations reportable segment.

Our Government Contracts segment includes our government-sponsored managed care federal contract with the U.S. Department of Defense (the Department of Defense or DoD) under the TRICARE program in the North Region and other health care related government contracts. Under the TRICARE contract for the North Region, we provide health care services to approximately 3.1 million Military Health System (MHS) eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries), including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.3 million other MHS-eligible beneficiaries for whom we provide administrative services only, or ASO. We also provide behavioral health services to military families under the Department of Defense Military Family Life Counseling contract.

For periods prior to the Northeast Sale, our Northeast Operations reportable segment included our commercial, Medicare and Medicaid health plans, the operations of our HMOs in Connecticut, New York and New Jersey and our New York insurance company. Following the Northeast Sale, our Northeast Operations reportable segment includes the operations of our businesses that are providing administrative services to United and its affiliates pursuant to the United Administrative Services Agreements, as well as the operations of Health Net Life in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members.

How We Measure Our Profitability

Our profitability depends in large part on our ability to, among other things, effectively price our health care products; manage health care costs, including reserve estimates and pharmacy costs; contract with health care providers; attract and retain members; and manage our general and administrative (G&A) and selling expenses. In addition, factors such as state and federal health reform legislation and regulation, competition and general economic conditions affect our operations and profitability. The effect of escalating health care costs, as well as any changes in our ability to negotiate competitive rates with our providers, may impose further risks to our ability to profitably underwrite our business, and may have a material impact on our business, financial condition or results of operations.

We measure our Western Region Operations reportable segment profitability based on medical care ratio (MCR) and pretax income. The MCR is calculated as health plan services expense (excluding depreciation and amortization) divided by health plan services premiums. The pretax income is calculated as health plan services premiums and administrative services fees and other income less health plan services expense and G&A and other net expenses. See “—Results of Operations—Western Region Operations Segment—Western Region Operations Segment Results” for a calculation of the MCR and pretax income.

Health plan services premiums include health maintenance organization (HMO), point of service (POS) and preferred provider organization (PPO) premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage (which premiums are based on a predetermined prepaid fee), Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts, including Medicare Part D, to provide care to enrolled Medicare recipients. Medicare revenue can also include amounts for risk factor adjustments and additional premiums that we charge in some places to members who purchase our Medicare risk plans. The amount of premiums we earn in a given period is driven by the rates we charge and enrollment levels. Administrative services fees and other income primarily include revenue for administrative services such as claims processing, customer service, medical management, provider network access and other administrative services. Health plan services expense includes medical and related costs for health services provided to our members, including physician services, hospital and related professional services, outpatient care, and pharmacy benefit costs. These expenses are impacted by unit costs and utilization rates. Unit costs represent the health care cost per visit, and the utilization rates represent the volume of health care consumption by our members.

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

We measure our Government Contracts segment profitability based on government contracts cost ratio and pretax income. The government contracts cost ratio is calculated as government contracts cost divided by government contracts revenue. The pretax income is calculated as government contracts revenue less government contracts cost. See “—Results of Operations—Government Contracts Reportable Segment—Government Contract Segment Results” for a calculation of the government contracts ratio and pretax income.

Government Contracts revenue is made up of two major components: health care and administrative services. The health care component includes revenue recorded for health care costs for the provision of services to our members, including paid claims and estimated incurred but not reported claims (IBNR) expenses for which we are at risk, and underwriting fees earned for providing the health care and assuming underwriting risk in the delivery of care. The administrative services component encompasses fees received for all other services provided to both the government customer and to beneficiaries, including services such as medical management, claims processing, enrollment, customer services and other services unique to the managed care support contract with the government. Government Contracts revenue and expenses include the impact from underruns and overruns relative to our target cost under the applicable contracts.

We measure our Northeast Operations segment profitability based on pretax income. The pretax income is calculated as Northeast Operations segment total revenues, including Northeast administrative services fees, less Northeast segment total expenses, including Northeast administrative services expenses. Under the United Administrative Services Agreements, we provide claims processing, customer services, medical management, provider network access and other administrative services. Administrative services fees are recognized as revenue in the period services are provided. See “—Results of Operations—Northeast Operations Segment Results” for a calculation of our pretax income.

New Health Care Reform Legislation

During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which represent significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The provisions of the new legislation include, among others, imposing significant new taxes and fees on health insurers, including an excise tax on high premium insurance policies, stipulating a minimum medical care ratio, new annual fees on companies in our industry which may not be deductible for income tax purposes, limiting Medicare Advantage payment rates, mandated additional benefits, elimination of medical underwriting for medical insurance coverage decisions, or “guaranteed issue,” increased restrictions on rescinding coverage, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, requirements that limit the ability of health plans to vary premiums based on assessments of underlying risk, limitations on the amount of compensation paid to health insurance executives that is tax deductible, additional regulations governing premium rate increase requests and requirements that individuals obtain coverage.

Some provisions of the health care reform legislation become effective in 2010 including those that bar health insurance companies from placing lifetime limits on insurance coverage and those increasing the restrictions on rescinding coverage. However, some of the potentially more significant changes, including the annual fees on health insurance companies, the excise tax on high premium insurance policies, the guaranteed issue requirements and the requirement that individuals obtain coverage, as described above, do not become effective until 2014 or later. Implementation of other provisions generally varies from as early as enactment or six months from the date of enactment to as late as 2018.

Various aspects of the health care reform legislation could have an adverse impact on our revenues and the cost of operating our business. For example, the new legislation will lower the rates of Medicare payments we receive, may make it more difficult for us to attract and retain members, increase the amount of certain taxes and fees we pay, impose a sales tax on medical device manufacturers and increase the amount of fees pharmaceutical manufacturers pay (both of which in turn could increase our medical costs), require rebates related to minimum medical care ratios and require premium rate review. We could also face additional competition, as competitors seize on opportunities to expand their business as a result of the new legislation though there remains considerable uncertainty about the impact of these changes on the health insurance market as a whole and on our competitors’ actions. Because of the magnitude, scope and complexity of the new legislation, we also will need to dedicate substantial resources and incur material expenses to implement the new legislation, including implementing the future regulations that will provide guidance and clarification on important parts of the legislation. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the new legislation and implementing regulations could result in operational disruptions, disputes with our providers, regulatory issues, damage to our existing or potential member relationships or other adverse consequences. Moreover, there are numerous steps required to implement this new legislation, with clarifying regulations and other guidance expected over several years, including, for example, regulation necessary to determine the methodology of calculating minimum medical care ratios. Further, various health insurance reform proposals are also emerging at the state level. Due to the unsettled nature of these reforms and the numerous steps required to implement them, we cannot predict how future regulations and laws, including state laws, implementing the new legislation will impact our business. As a result, although we continue to evaluate the impacts of the new legislation, it could have a material adverse effect on our business, cash flows, financial condition and results of operations.

In addition, federal and state governmental authorities also are considering additional legislation and regulations which could negatively impact us. Among other potentially new laws and regulations, federal and state regulators are considering new requirements that would restrict our ability to implement changes to our premium rates. These changes could lower the amount of premiums increases we receive or extend the amount of time that it takes for us to obtain regulatory approval to implement increases in our premium rates. We cannot predict whether additional legislation or regulations will be enacted at the federal and state levels, and if they are, what provisions they will contain or what effect they will have on us.

Recent Developments

TRICARE Contract

On May 5, 2010, we were notified by the Department of Defense that it intends to award HNFS the new Managed Care Support Contract for the TRICARE North Region, known as “T3.” HNFS is currently the managed care contractor for the TRICARE North Region. For further information about our TRICARE operations, see “—Results of Operations—Government Contracts Reportable Segment.”

RESULTS OF OPERATIONS

Consolidated Results

The table below and the discussion that follows summarize our results of operations for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except per share data)
REVENUES
Health plan services premiums	$2,527,507	$3,139,251
Government contracts	809,459	759,339
Net investment income	19,922	24,321
Administrative services fees and other income	8,856	9,892
Northeast administrative services fees and other	50,360	—

Total revenues	3,416,104	3,932,803

EXPENSES
Health plan services (excluding depreciation and amortization)	2,211,256	2,721,779
Government contracts	771,902	725,002
General and administrative	247,096	354,910
Selling	58,831	81,410
Depreciation and amortization	8,663	16,040
Interest	9,884	9,567
Northeast administrative services expenses	81,878	—

Total expenses	3,389,510	3,908,708

Income from operations before income taxes	26,594	24,095
Income tax provision	10,504	2,060

Net income	$16,090	$22,035

Net income per share:
Basic	$0.16	$0.21
Diluted	$0.16	$0.21

Our consolidated results of operations for the three months ended March 31, 2010 were impacted by the Northeast Sale. See Note 1 to our consolidated financial statements for more information on the Northeast Sale. For the three months ended March 31, 2010, we reported net income of $16.1 million or $0.16 per diluted share as compared to net income of $22.0 million, or $0.21 per diluted share, for the same period in 2009. Pretax margin was 0.8 percent for the three months ended March 31, 2010, compared to 0.6 percent for the same period in 2009. The Northeast Operations had a combined pretax loss of $37.7 million and $3.2 million for the three months ended March 31, 2010 and 2009, respectively.

Our total revenues decreased 13.1 percent in the first quarter of 2010 to $3.4 billion from $3.9 billion in the first quarter of 2009. Health plan services premium revenues decreased by approximately 19.5 percent to $2.5 billion in the first quarter of 2010 compared with $3.1 billion in the first quarter of 2009. Investment income decreased to $19.9 million in the first quarter of 2010 compared with $24.3 million in the first quarter of 2009. Health plan services expenses decreased from $2.7 billion in the first quarter of 2009 compared with $2.2 billion in the first quarter of 2010. These quarter-over-quarter decreases were primarily due to the Northeast Sale.

Our operating results for the three months ended March 31, 2010 were impacted by $14.5 million in pretax costs for operations strategy and other cost management initiatives. Our operating results for the three months ended March 31, 2009 included $46.9 million pretax costs for operations strategy reduced by a $2.2 million benefit from a litigation reserve true-up. These costs are excluded from our measurement of reportable segment operating performance since they are not managed within our reportable segments and are excluded from the segment results reviewed by our chief operating decision maker.

Days claims payable for the first quarter of 2010 was 40.5 days compared with 43.9 days in the first quarter of 2009. On an adjusted basis (adjusting for divested businesses, capitation, provider and other claim settlements and Medicare Part D), days claims payable in the first quarter of 2010 was 55.8 days compared with 58.0 days in the first quarter of 2009. The decline in days claims payable was due to lower claims inventories at March 31, 2010 compared with March 31, 2009.

We believe that adjusted days claims payable, a non-GAAP financial measure, provides useful information to investors because the adjusted days claims payable calculation excludes amounts related to divested businesses and health care expenses for which no or minimal reserves are maintained. Therefore adjusted days claims payable presents a more accurate reflection of days claims payable calculated from claims-based reserves than is days claims payable, which does not exclude such costs. This non-GAAP financial information should be considered in addition to, not as a substitute for, financial information prepared in accordance with GAAP. The following table provides a reconciliation of the differences between adjusted days claims payable and days claims payable, the most directly comparable financial measure calculated and presented in accordance with GAAP. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating the adjusted amounts, you should be aware that we have incurred expenses that are the same as or similar to some of the adjustments in the current presentation and we may incur them again in the future. Our presentation of the adjusted amounts should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

	Q1 2010	Q1 2009
	(Dollars in millions)
Reconciliation of Days Claims Payable:
(1) Reserve for Claims and Other Settlements	$995.6	$1,328.7
Less: Reserve for Claims and Other Settlements for Divested Businesses	—	(264.5)
Less: Capitation Payable, Provider and Other Claim Settlements and Medicare Part D	(174.0)	(196.5)

(2) Reserve for Claims and Other Settlements—Adjusted	$821.6	$867.7

(3) Health Plan Services Cost	$2,211.3	$2,721.8
Less: Health Plan Services Cost for Divested Businesses	—	(529.0)
Less: Capitation Payable, Provider and Other Claim Settlements and Medicare Part D	(885.2)	(847.4)

(4) Health Plan Services Cost—Adjusted	$1,326.1	$1,345.4

(5) Number of Days in Period	90	90

= (1) / (3) * (5) Days Claims Payable—(using end of period reserve amount)	40.5	43.9
= (2) / (4) * (5) Days Claims payable—Adjusted (using end of period reserve amount)	55.8	58.0

Income Tax Provision

Our income tax expense and the effective income tax rate for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Income tax expense	$10.5	$2.1
Effective income tax rate	39.5%	8.5%

The effective income tax rate differs from the statutory federal tax rate of 35% for the three months ended March 31, 2010 due primarily to state income taxes, tax-exempt investment income, and the adjustment of a valuation allowance against a deferred tax asset related to capital loss carryforward. The effective income tax rate differs from the statutory tax rate of 35% for the three months ended March 31, 2009 due primarily to state income taxes, tax-exempt investment income, and a favorable outcome of an examination settlement.

The effective income tax rate increased from 2009 to 2010 primarily due to the favorable outcome of an examination settlement recorded in 2009 and not in 2010.

Western Region Operations Segment

Our Western Region Operations segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies primarily in California, Arizona and Oregon and our behavioral health and pharmaceutical services subsidiaries in several states including Arizona, California and Oregon.

Membership (in thousands)

	March 31, 2010	March 31, 2009	Increase/ (Decrease)	% Change
California
Large Group	839	920	(81)	(8.8)%
Small Group and Individual	362	393	(31)	(7.9)%

Commercial Risk	1,201	1,313	(112)	(8.5)%
ASO	5	2	3	150.0%

Total Commercial	1,206	1,315	(109)	(8.3)%
Medicare Advantage	130	132	(2)	(1.5)%
Medi-Cal	873	793	80	10.1%

Total California	2,209	2,240	(31)	(1.4)%

Arizona
Large Group	52	69	(17)	(24.6)%
Small Group and Individual	38	43	(5)	(11.6)%

Commercial Risk	90	112	(22)	(19.6)%
Medicare Advantage	51	65	(14)	(21.5)%

Total Arizona	141	177	(36)	(20.3)%

Oregon
Large Group	55	89	(34)	(38.2)%
Small Group and Individual	47	46	1	2.2%

Commercial Risk	102	135	(33)	(24.4)%
Medicare Advantage	37	23	14	60.9%

Total Oregon	139	158	(19)	(12.0)%

Total Health Plan Enrollment
Large Group	946	1,078	(132)	(12.2)%
Small Group and Individual	447	482	(35)	(7.3)%

Commercial Risk	1,393	1,560	(167)	(10.7)%
ASO	5	2	3	150.0%

Total Commercial	1,398	1,562	(164)	(10.5)%
Medicare Advantage	218	220	(2)	(0.9)%
Medicare PDP (stand-alone)	457	449	8	1.8%
Medi-Cal/Medicaid	873	793	80	10.1%

	2,946	3,024	(78)	(2.6)%

Total Western Region Operations enrollment at March 31, 2010 was approximately 3.0 million members, a decrease of approximately 2.6 percent compared with enrollment at March 31, 2009. Total enrollment in our California health plan decreased less than 2.0 percent from March 31, 2009 to March 31, 2010.

Western Region Operations commercial enrollment declined by 10.5 percent from March 31, 2009 to 1.4 million members on March 31, 2010. Enrollment in our small group and individual segment in the Western Region Operations decreased by approximately 7.3 percent, from 482,000 at March 31, 2009 to 447,000 at March 31, 2010. We believe that persistently high unemployment in its markets, particularly California, is the primary cause of these decreases.

Enrollment in the our Medicare Advantage plans in the Western Region Operations at March 31, 2010 was 218,000 members, a decrease of approximately 1.0 percent compared with March 31, 2009. Membership in our Medicare PDP plans was 457,000 at the end of the first quarter of 2010, a 1.8 percent increase compared with the end of the first quarter of 2009. Our Medicare Part D plans were offered in 49 states and the District of Columbia in the first quarter of 2010 and were offered in all 50 states and the District of Columbia in the first quarter of 2009.

Medicaid enrollment in California on March 31, 2010, increased by 80,000 members, or 10.1 percent, from March 31, 2009 to 873,000 members. We attribute the increase in Medicaid enrollment to an increase in the Medicaid-eligible population due to economic factors.

Western Region Operations Segment Results

	First Quarter Ended March 31,
	2010	2009
	(Dollars in thousands, except per share and PMPM data)
Health plan services premiums	$2,502,358	$2,479,172
Net investment income	19,577	11,510
Administrative services fees and other income	8,832	7,400

Total revenues	2,530,767	2,498,082
Health plan services	2,189,893	2,173,938
General and administrative	223,877	208,704
Selling	57,725	58,494
Depreciation and amortization	8,621	9,622
Interest	9,884	9,567

Total expenses	2,490,000	2,460,325

Income from operations before income taxes	40,767	37,757
Income tax provision	15,379	14,172

Net income	$25,388	$23,585

Basic earnings per share	$0.25	$0.23
Diluted earnings per share	$0.25	$0.23

Pretax margin	1.6%	1.5%
Commercial premium yield	8.4%	10.0%
Commercial premium PMPM (d)	$336.44	$310.35
Commercial health care cost trend	8.3%	10.1%
Commercial health care cost PMPM (d)	$290.47	$268.32
Commercial MCR	86.3%	86.5%
Medicare Advantage MCR	88.2%	89.7%
Medicare Part D MCR	96.9%	93.8%
Health plan services MCR (a)	87.5%	87.7%
G&A expense ratio (b)	8.9%	8.4%
Selling costs ratio (c)	2.3%	2.4%

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(b)	The G&A expense ratio is computed as G&A expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.
(d)	PMPM is calculated based on commercial at-risk member months and excludes ASO member months.

Revenues

Total revenues in the Western Region Operations in the first quarter of 2010 increased 1.3 percent to more than $2.5 billion. Health plan services premiums revenues in the Western Region Operations increased 1.0 percent to more than $2.5 billion in the first quarter of 2010.

Investment income in the Western Region Operations was $19.6 million in the first quarter of 2010 compared with $11.5 million in the first quarter of 2009 due to higher realized gains.

Health Plan Services Expenses

Health plan services expenses in the Western Region Operations were essentially flat at approximately $2.2 billion in the first quarter of 2010 compared with approximately $2.2 billion in the first quarter of 2009.

Commercial Premium Yield and Health Care Cost Trends

In the Western Region Operations, commercial premium yields PMPM increased by 8.4 percent to approximately $336 in the first quarter of 2010 compared with approximately $310 in the first quarter of 2009.

Commercial health care costs PMPM in the Western Region Operations increased by 8.3 percent to approximately $290 in the first quarter of 2010 compared with approximately $268 in the first quarter of 2009.

Medical Care Ratios

The health plan services MCR in the Western Region Operations was 87.5 percent in the first quarter of 2010 compared with 87.7 percent in the first quarter of 2009.

The Western Region Operations commercial MCR was 86.3 percent in the first quarter of 2010 compared with 86.5 percent in the first quarter of 2009.

The Medicare Advantage MCR in the Western Region Operations was 88.2 percent in the first quarter of 2010 compared with 89.7 percent in the first quarter of 2009. We believe that the 150 basis point improvement was the result of moderating health care cost trends.

The Medicare Part D MCR was 96.9 percent in the first quarter of 2010 compared with 93.8 percent in the first quarter of 2009, consistent with our Medicare Part D bids for 2010.

G&A, Selling and Interest Expenses

G&A expense in the Western Region Operations was $223.9 million in the first quarter of 2010 compared with $208.7 million in the first quarter of 2009. The G&A expense ratio increased 50 basis points from 8.4 percent in the first quarter of 2009 to 8.9 percent in the first quarter of 2010 primarily as a result of higher premium taxes in our Medicaid plan in California in the first quarter of 2010.

Selling expense in our Western Region Operations was $57.7 million in the first quarter of 2010 compared with $58.5 million the first quarter of 2009.

Interest expense was $9.9 million in the first quarter of 2010 compared with $9.6 million in the first quarter of 2009.

Government Contracts Reportable Segment

Under our TRICARE contract for the North Region, we provided health care services to approximately 3.1 million eligible beneficiaries in the MHS as of March 31, 2010, and approximately 3.0 million eligible beneficiaries as of March 31, 2009. Included in the 3.1 million eligibles as of March 31, 2010 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.3 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of March 31, 2010 and 2009, there were approximately 1.5 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

Our TRICARE North Region contract was scheduled to end on March 31, 2009 and was extended by the Department of Defense TRICARE Management Authority, or TMA, through March 31, 2010. In March, 2010, we were notified that the TMA exercised its options to extend the TRICARE North Region contract for option period 7 and option period 8. The exercise of these option periods extends our TRICARE North Region contract through March 31, 2011.

In 2009, we submitted our bid to the Department of Defense for the third generation of TRICARE Managed Care Support contracts (referred to as T3). On July 13, 2009 we were notified by the Department of Defense that we were not selected to be the Managed Care Support Contractor under the T3 contract for the North Region. We filed a protest with the Government Accountability Office, or GAO, in connection with the award to another contractor citing flaws in the proposal evaluation and award decision and other grounds for protest. In November 2009, the GAO sustained our protest on six grounds, including the appearance of impropriety based on an unfair competitive advantage stemming from the T3 contract awardee’s use of a former high-level government employee in preparing its proposal and such individual’s access to non-public proprietary information concerning our incumbent contract.

On May 5, 2010, the Department of Defense notified us that it intends to award us the T3 North Region contract. The T3 North Region contract that had previously been awarded to another contractor was terminated as of May 5, 2010. This termination was consistent with the GAO’s sustainment of our formal protest in November 2009.

In addition to the 3.1 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 8 states covering approximately 17,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for the Government Contracts segment for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	First Quarter Ended March 31, 2010	First Quarter Ended March 31, 2009
Government contracts revenues	$809,459	$759,339
Government contracts cost	771,436	725,002

Income from operations before income taxes	38,023	34,337
Income tax provision	15,503	14,044

Net income	$22,520	$20,293

Basic earnings per share	$0.22	$0.20
Diluted earnings per share	$0.22	$0.19
Government Contracts cost ratio	95.3%	95.5%

Government contracts revenues increased by approximately 6.6 percent in the first quarter of 2010 to $809.5 million from $759.3 million in the first quarter of 2009. The Government Contracts cost ratio was 95.3 percent in the first quarter of 2010 compared with 95.5 percent in the first quarter of 2009.

Northeast Operations Segment Results

	First Quarter Ended March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Health plan services premiums	$25,149	$660,079
Net investment income	345	12,811
Administrative services fees and other income	24	2,492
Northeast administrative services fees and other	50,360	—

Total revenues	75,878	675,382
Health plan services	21,363	550,019
General and administrative	9,157	99,272
Selling	1,106	22,916
Depreciation and amortization	42	6,418
Northeast administrative services expenses	81,878	—

Total expenses	113,546	678,625

Loss from operations before income taxes	(37,668)	(3,243)
Income tax (benefit)	(14,993)	(1,640)

Net loss	$(22,675)	$(1,603)

Basic loss per share	$(0.22)	$(0.02)
Diluted loss per share	$(0.22)	$(0.02)
Basic weighted average shares outstanding	101,049	103,766
Diluted weighted average shares outstanding	101,049	103,766

The Northeast Operations had approximately $76 million and $675 million in total revenues in the three months ended March 31, 2010 and 2009, respectively, which represent 2 percent and 17 percent of our total revenues for the three months ended March 31, 2010 and 2009, respectively. The Northeast Operations had a combined pretax loss of $37.7 million and $3.2 million for the three months ended March 31, 2010 and 2009, respectively.

The Northeast Operations had $25.1 million of health plan services premiums and $21.4 million of health plan services costs for the three months ended March 31, 2010. We will continue to serve the members of the sold Northeast companies under the United Administrative Services Agreements until they are either transitioned to a legacy United entity or non-renewed. We expect the United Administrative Services Agreements to remain in effect through 2011. The revenues and expenses associated with providing services under the United Administrative Services Agreements were $50.4 million and $81.9 million, respectively, and they are shown separately in the accompanying consolidated statement of operations.

Corporate/Other

	First Quarter Ended March 31, 2010	First Quarter Ended March 31, 2009
Charges included in health plan services costs	$—	$(2,178)
Charges included in government contract costs	466	—
Charges included in G&A	14,062	46,934

Loss from operations before income taxes	(14,528)	(44,756)
Income tax benefit	(5,385)	(24,516)

Net loss	$(9,143)	$(20,240)

Basic loss per share	$(0.09)	$(0.20)
Diluted loss per share	$(0.09)	$(0.20)

Our operating results for the three months ended March 31, 2010 were impacted by $14.5 million in pretax costs related to our operations strategy and other cost management initiatives. Our operating results for the three months ended March 31, 2009 included $46.9 million in pretax costs relating to our operations strategy reduced by a $2.2 million benefit from a litigation reserve true-up. These costs are excluded from our measurement of reportable segment operating performance since they are not managed within our reportable segments and are excluded from the segment results reviewed by our chief operating decision maker.

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

Cash and Investments

As of March 31, 2010, the fair value of the investment securities available-for-sale was $1.5 billion, including noncurrent investments of $0.5 million, which is less than 1% of the total investments available-for-sale. We hold high-quality fixed income securities primarily comprised of corporate bonds, mortgage-backed bonds and municipals bonds. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.

Our cash flow from investing activities is primarily impacted by the sales, maturities and purchases of our available-for-sale investment securities and restricted investments. Our investment objective is to maintain safety and preservation of principal by investing in a diversified mix of high-quality, investment grade securities while maintaining liquidity in each portfolio sufficient to meet our cash flow requirements and attaining an expected total return on invested funds.

Our investment portfolio includes $641.1 million, or 43.4% of our portfolio holdings, of mortgage-backed and asset-backed securities. Such amount includes current and noncurrent mortgage-backed and asset-backed securities of $640.6 million, or 99% of the total mortgage-backed and asset-backed securities, and $0.5 million, or less than 1% of the total mortgage-backed and asset-backed securities, respectively. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. Our investment portfolio also includes $10.0 million, or less than 1% of our portfolio holdings, of auction rate securities (ARS). These ARS have long-term nominal maturities for which the interest rates are reset through a dutch auction process every 7, 28 or 35 days. At March 31, 2010, these ARS had at one point or are continuing to experience “failed” auctions. These securities are entirely municipal issues and rates are set at the maximum allowable rate as stipulated in the applicable bond indentures. We continue to receive income on all ARS. If all or any portion of the ARS continue to experience failed auctions, it could take an extended amount of time for us to realize our investments’ recorded value.

We had gross unrealized losses of $8.2 million as of March 31, 2010, and $13.3 million as of December 31, 2009. Included in the gross unrealized losses as of March 31, 2010 and December 31, 2009 are $0.1 million and $2.7 million, respectively, related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods. No impairment was recognized during the three months ended March 31, 2010. During the year ended December 31, 2009, we recognized impairment related to the credit loss in the amount of $60,000.

Liquidity

We believe that cash flow from operating activities, existing working capital, lines of credit and cash reserves are adequate to allow us to fund existing obligations, repurchase shares under our stock repurchase program, introduce new products and services, and continue to develop health care-related businesses at least for the next twelve months. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment. However, continued turbulence in U.S. and international markets could adversely affect our liquidity.

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $298.8 million and $270.8 million as of March 31, 2010 and December 31, 2009, respectively. Our cash flow from operating activities is also impacted by the timing of collections on our amounts receivable from CMS. Our receivable related to our Medicare business was $140.2 million as of March 31, 2010 and $102.7 million as of December 31, 2009.

During the three months ended March 31, 2010, we recognized $23.8 million in pretax charges related to our workforce reduction efforts, IT infrastructure transformation costs and other costs associated with our operations strategy and other cost management initiatives and Northeast Sale related expenses.

Operating Cash Flows

Our net cash flow provided by (used in) operating activities for the three months ended March 31, 2010 compared to the same period in 2009 is as follows:

	March 31, 2010	March 31, 2009	Change 2010 over 2009
	(Dollars in millions)
Net cash provided by (used in) operating activities	$127.5	$(5.8)	$133.3

The increase of $133.3 million in operating cash flow is primarily the result of a $127 million difference in Medicaid collections caused by a delay in a California payment due in the first quarter of 2009 and additional payments received in the first quarter of 2010 relating to December 2009.

Investing Activities

Our net cash flow (used in) provided by investing activities for the three months ended March 31, 2010 compared to the same period in 2009 is as follows:

	March 31, 2010	March 31, 2009	Change 2010 over 2009
	(Dollars in millions)
Net cash (used in) provided by investing activities	$(80.0)	$129.0	$(209.0)

Net cash used in investing activities increased during the three months ended March 31, 2010, primarily due to a $206 million net increase in the purchases of available for sale investments.

Financing Activities

Our net cash flow used in financing activities for the three months ended March 31, 2010 compared to the same period in 2009 is as follows:

	March 31, 2010	March 31, 2009	Change 2010 over 2009
	(Dollars in millions)
Net cash used in financing activities	$(192.9)	$(51.5)	$(141.4)

Net cash used in financing activities increased during the three months ended March 31, 2010, primarily due to increased stock repurchases of $92.7 million and increased repayments of our revolving financing facility of $50 million.

See “—Capital Structure” below for additional information regarding our share repurchases and our revolving credit facility.

Capital Structure

The company’s debt-to-total capital ratio was 23.5 percent as of March 31, 2010 compared with 26.2 percent as of December 31, 2009 and 26.3 percent as of March 31, 2009. Both the quarter-over-quarter and sequential decreases were the result of a $100 million paydown of the company’s revolving credit facility in the first quarter of 2010.

Share Repurchases. We completed our Completed Stock Repurchase Program in February 2010. During the three months ended March 31, 2010, we repurchased 3,258,795 shares of our common stock for aggregate consideration of approximately $79.4 million under our Completed Stock Repurchase Program. On March 18, 2010, our Board of Directors authorized our New Stock Repurchase Program. During the three months ended March 31, 2010 we repurchased 71,990 shares of our common stock for aggregate consideration of approximately $1.8 million under our New Stock Repurchase Program. The remaining authorization under our New Stock Repurchase Program as of March 31, 2010 was $298.2 million.

As of March 31, 2010, we had repurchased a cumulative aggregate of 40,814,869 shares of our common stock under our Completed Stock Repurchase Program (since its inception in 2002) and our New Stock Repurchase Program (since its inception in March 2010) at an average price of $33.36 per share for aggregate consideration of $1,361.6 million. We used net free cash available, including proceeds from the Northeast Sale, to fund the share repurchases. For additional information on our Completed Stock Repurchase Program and our New Stock Repurchase Program, see Note 5 of our consolidated financial statements.

Under the Company’s various stock option and long-term incentive plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and/or exercise price obligations, as applicable, arising from the exercise of stock options. For certain other equity awards, the Company has the right to withhold shares to satisfy any tax obligations that may be required to be withheld or paid in connection with such equity award, including any tax obligation arising on the vesting date. These repurchases were not part of either of our stock repurchase programs.

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations as of March 31, 2010:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (b) (c)
January 1—January 31	1,860,658		$25.11	$46,718,458	1,860,658	$36,009,731
February 1—February 28	1,574,703	(d)	23.37	36,793,907	1,398,137	$3,349,489
March 1—March 31	124,618	(d)	24.55	3,058,783	71,990	$298,208,500

	3,559,979	(d)	$24.32	$86,571,148	3,330,785

(a)	During the three months ended March 31, 2010, we did not repurchase any shares of our common stock outside our publicly announced stock repurchase programs, except shares withheld in connection with our various stock option and long-term incentive plans.
(b)	On March 18, 2010, our Board of Directors authorized our New Stock Repurchase Program, pursuant to which a total of $300 million of our common stock can be repurchased. Our Completed Stock Repurchase Program, which had $3.3 million in remaining repurchase authority as of February 22, 2010, was deemed to be completed with the authorization of our New Stock Repurchase Program. The Completed Stock Repurchase Program was announced in April 2002, and we announced additional repurchase authorizations under the program in August 2003, October 2006 and October 2007.
(c)	Our New Stock Repurchase Program does not have an expiration date, and our Completed Stock Repurchase Program did not have an expiration date. Accordingly, during the three months ended March 31, 2010, we did not have any repurchase program that expired or was terminated, other than our Completed Stock Repurchase Program, and we did not terminate any repurchase program prior to its expiration date.
(d)	Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

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

The financing facility includes limitations (subject to specified exclusions) on certain of our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; engage in transactions with affiliates; enter into agreements which will restrict the ability of our subsidiaries to pay dividends or other distributions with respect to any shares of capital stock or the ability to make or repay loans or advances; make dividends; and alter the character of the business we and our subsidiaries conducted on the closing date of the financing facility. In addition, the financing facility also requires that we maintain a specified consolidated leverage ratio and consolidated fixed charge coverage ratio throughout the term of the financing facility. As of March 31, 2010, we were in compliance with all of the covenants under the financing facility.

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

•

certain changes in law that could adversely affect a participant in the financing facility. Certain legislation has been proposed outside the United States that, if enacted, could change the underlying bases of the financing facility and may result in an early termination of the financing facility. In the event of an early termination of the financing facility, we expect that we would repay any outstanding amounts at the time of termination with cash on hand or through a draw on our revolving credit facility.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of March 31, 2010, we were in compliance with all of the covenants under the indenture governing the Senior Notes.

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

As of March 31, 2010, we were in compliance with all covenants under our revolving credit facility.

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of March 31, 2010, we had outstanding an aggregate of $315.9 million in letters of credit and no outstanding borrowings under the revolving credit facility. As a result, the maximum amount available for borrowing under the revolving credit facility was $584.1 million as of March 31, 2010, and no amount had been drawn on the letters of credit.

Interest Rate Swap Contract. On March 12, 2009, we entered into the 2009 Swap, under which we pay an amount equal to 2.245% times a notional principal amount and in return we receive an amount equal to LIBOR times the same notional principal amount. The 2009 Swap is designed to reduce variability in our net income due to changes in variable interest rates.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of March 31, 2010, all of our active health plans and insurance subsidiaries met their respective regulatory requirements in all material respects.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. Historically, we generally managed our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At March 31, 2010, we had sufficient capital to exceed 400% of ACL.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the three months ended March 31, 2010, we made no such capital contributions. In addition, we made no capital contributions to any of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through May 7, 2010.

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

CONTRACTUAL OBLIGATIONS

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2009 in our Form 10-K. During the three months ended March 31, 2010, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2010, we did not have any off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES

In our Form 10-K, we identified the critical accounting policies, which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and recoverability of long-lived assets, investments, income taxes and the consolidation of variable interest entities. We have not changed existing policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of March 31, 2010 is discussed below. There were no other significant changes to the critical accounting estimates as disclosed in our Form 10-K.

Reserves for claims and other settlements include reserves for claims (IBNR and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our Western Region Operations reporting segment.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$(46.2) million
1%	$(23.5) million
(1)%	$ 24.4 million
(2)%	$ 49.9 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 23.6 million
1%	$ 11.8 million
(1)%	$(11.8) million
(2)%	$(23.6) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

We are exposed to interest rate and market risk primarily due to our investing and borrowing activities. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and/or market conditions and in equity prices. Interest rate risk is a consequence of maintaining variable interest rate earning investments and fixed rate liabilities or fixed income investments and variable rate liabilities. We are exposed to interest rate risks arising from changes in the level or volatility of interest rates, prepayment speeds and/or the shape and slope of the yield curve. In addition, we are exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception may affect the value of financial instruments. We believe that no material changes to any of these risks have occurred since December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 8 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Form 10-K, which could materially affect our business, financial condition, results of operations or future results. The risks described in the Form 10-K and this Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. The risk factors set forth below update, and should be read together with, the risk factors disclosed in Part I, Item IA of the Form 10-K.

Recently enacted federal health care reform legislation, as well as potential additional changes in federal or state legislation and regulations, could have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.

During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which represent significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The provisions of the new legislation include, among others, imposing significant new taxes and fees on health insurers, including an excise tax on high premium insurance policies, stipulating a minimum medical care ratio, imposing new annual fees on companies in our industry which may not be deductible for income tax purposes, limiting Medicare Advantage payment rates, mandating additional benefits, eliminating medical underwriting for medical insurance coverage decisions, or “guaranteed issue,” increasing restrictions on rescinding coverage, prohibiting some annual and all lifetime limits on amounts paid on behalf of or to our members, limiting the ability of health plans to vary premiums based on assessments of underlying risk, limiting the amount of compensation paid to health insurance executives that is tax deductible, imposing additional regulations governing premium rate increase requests and requiring that individuals obtain coverage.

Some provisions of the health care reform legislation become effective in 2010 including those that bar health insurance companies from placing lifetime limits on insurance coverage and those that increase the restrictions on rescinding coverage. However, some of the potentially more significant changes, including the annual fees on health insurance companies, the excise tax on high premium insurance policies, the guaranteed issue requirements and the requirement that individuals obtain coverage, as described above, do not become effective until 2014 or later. Implementation of other provisions generally varies from as early as enactment or six months from the date of enactment to as late as 2018.

Various aspects of the health care reform legislation could have an adverse impact on our revenues and the cost of operating our business. For example, the new legislation will lower the rates of Medicare payments we receive, may make it more difficult for us to attract and retain members, increase the amount of certain taxes and fees we pay, impose a sales tax on medical device manufacturers and increase the amount of fees pharmaceutical manufacturers pay (both of which in turn could increase our medical costs), require rebates related to minimum medical care ratios and require premium rate review. We could also face additional competition, as competitors seize on opportunities to expand their business as a result of the new legislation though there remains considerable uncertainty about the impact of these changes on the health insurance market as a whole and on our competitors’ actions. Because of the magnitude, scope and complexity of the new legislation, we also will need to dedicate substantial resources and incur material expenses to implement the new legislation, including implementing the future regulations that will provide guidance and clarification on important parts of the legislation. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the new legislation and implementing regulations could result in operational disruptions, disputes with our providers, regulatory issues, damage to our existing or potential member relationships or other adverse consequences. Moreover, there are numerous steps required to implement this new legislation, with clarifying regulations and other guidance expected over several years, including, for example, regulation necessary to determine the methodology of calculating minimum medical care ratios. Further, various health insurance reform proposals are also emerging at the state level. Due to the unsettled nature of these reforms and the numerous steps required to implement them, we cannot predict how future regulations and laws, including state laws, implementing the new legislation will impact our business. As a result, although we continue to evaluate the impacts of the new legislation, it could have a material adverse effect on our business, cash flows, financial condition and results of operations.

In addition, federal and state governmental authorities also are considering additional legislation and regulations which could negatively impact us. Among other potentially new laws and regulations, federal and state regulators are considering new requirements that would restrict our ability to implement changes to our premium rates. These changes could lower the amount of premiums increases we receive or extend the amount of time that it takes for us to obtain regulatory approval to implement increases in our premium rates. We cannot predict whether additional legislation or regulations will be enacted at the federal and state levels, and if they are, what provisions they will contain or what effect they will have on us.

Medicare programs represent a significant portion of our business and are subject to risk.

Medicare programs represent a significant portion of our business, accounting for approximately 31% of our total premium revenue in our Western Region Operations reportable segment in 2009 and an expected 30% in 2010. The recently enacted health care reform legislation includes, among other things, provisions that will significantly reduce the government’s Medicare payment rates, including freezing 2011 Medicare Advantage reimbursement rates based on 2010 levels, with additional reductions in future years based on regionally-adjusted benchmarks. For more information on the risks associated with the health care reform legislation, see “— Recently enacted federal health care reform legislation, as well as potential additional changes in federal or state legislation and regulations, could have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.” Provisions of the new legislation, including the reduction in Medicare payment rates, could have a material adverse effect on our business, cash flows, financial condition and results of operations.

In addition, if we fail to design and maintain programs that are attractive to Medicare participants; if CMS suspends our ability to market, or enroll members in, our Medicare products; or if we are not successful in winning contract renewals or new contracts or our existing contracts are terminated, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, and we may not be able to realize any return on our investments in Medicare initiatives. There are also specific additional risks associated with our provision of Medicare Part D prescription drug benefits under the Medicare Prescription Drug Improvement and Modernization Act of 2003. These risks include potential uncollectibility of receivables, inadequacy of pricing assumptions, inability to receive and process information and increased pharmaceutical costs, as well as the underlying seasonality of this business, and extended settlement periods for claims submissions.

In connection with our participation in the Medicare Advantage and Part D programs, we regularly record revenues associated with the risk adjustment reimbursement mechanism employed by CMS. This mechanism is designed to appropriately reimburse health plans for the relative health care cost risk of its Medicare enrollees. Under the CMS risk adjustment methodology, all Medicare Advantage plans must collect and submit diagnosis code data from hospitals and physician providers to CMS by specified deadlines. CMS uses this diagnosis information to calculate the risk adjusted premium paid to Medicare Advantage plans. Because the recorded revenue associated with the risk adjustment reimbursement mechanism is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be significantly greater or less than the amounts we initially recognize on our financial statements. See “— Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations and financial condition and cash flows” for information on our recent CMS audits including the ongoing audit of the provider medical data supporting the risk adjustment payments that we received for our Medicare members, and details on the recent suspension of our auto-enrollment for low-income subsidy (“LIS”) beneficiaries.

Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations and financial condition and cash flows.

We have been and, in some cases, currently are, involved in various federal and state governmental audits, reviews and investigations. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments and others pertaining to financial performance, market conduct and regulatory compliance issues. Such audits, reviews and investigations could result in the loss of licensure or the right to participate in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions, which could be substantial. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services. We have entered into consent agreements relating to, and in some instances have agreed to pay fines in connection with, several recent audits and investigations. In addition, state attorneys general have become increasingly active in investigating the activities of health plans, and we have received in the past, and may continue to receive in the future, subpoenas and other requests for information as part of these investigations.

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

From time to time, CMS audits certain Medicare Advantage Plans, including ours, to validate the coding practices and the supporting documentation maintained by health care providers. We rely on providers to appropriately document all medical data, including medical data that supports risk adjustment payments in their medical records and appropriately code their claims submissions which we submit to CMS as the basis for payment under the risk adjustment model for our Medicare Advantage contracts. CMS is currently performing an audit of the medical record documentation for 2006 dates of service which determines the 2007 risk adjustment payments for certain of our Medicare Advantage contracts. We are unable to estimate the financial impact of any such audits or determine whether any audit findings would impact premium rate assumptions made in our bids for prior contract years or cause a change to our method of estimating future premium revenue in bid submissions to CMS for future contract years. At this time, CMS has not formally announced whether it will require payment adjustments to be made using an audit methodology without comparison to original Medicare coding and how its method of extrapolating audit findings to the entire contract population will be performed. CMS, however, has indicated that it may make retroactive contract-level payment adjustments. Any such payment adjustments could occur as early as 2010, and could be effective before we and other Medicare Advantage Plans have the opportunity to appeal CMS’ audit payment adjustment methodology. If CMS requires payment adjustments to be made using an audit methodology without comparison to original Medicare coding and using a method of extrapolating findings to the entire contract population, and if we are unable to prevent such payment adjustments from being implemented, such adjustments would have a material adverse effect on our results of operations, financial condition and cash flows. For additional detail on the risk adjustment reimbursement mechanism employed by CMS and risks associated with our Medicare business, see “—Medicare programs represent a significant portion of our business and are subject to risk.”

Beginning in November 2008, CMS performed a routine audit of certain of our Medicare Advantage, Private Fee For Service and PDP products and found deficiencies in many of the business areas included in the review. On August 6, 2009, CMS accepted our corrective action plan relating to the 2008 audit. In December 2009, CMS performed a focused audit to assess our implementation of the corrective action plan. We received CMS’ report on the focused audit and related corrective action request on January 11, 2010 and submitted our corrective action plan to CMS for review and approval on February 26, 2010. On March 23, 2010, CMS accepted the corrective action plan, which requires us to report to CMS on its implementation on a regular basis. We will remain under the corrective action plan until CMS determines that it has been fully implemented. CMS found deficiencies in many of the business areas included in the review, including several repeat findings from previous audits, which were submitted to CMS Central Office for review. If the CMS Central Office believes that the repeat deficiencies are substantial, it could levy enforcement actions against us, including financial penalties and/or the suspension of marketing and enrollment into our Medicare products or termination of our CMS contracts. Additionally, on January 7, 2010, we were notified by CMS that, due to certain pharmacy claims processing errors, none of our stand-alone PDP plans would be considered “available” for the purposes of the process through which CMS randomly assigns LIS eligible Medicare beneficiaries not otherwise enrolled in PDP plans into stand-alone PDP plans, effective February 1, 2010. We received a corrective action request from CMS on March 25, 2010, and have 45 days (until May 9, 2010) to submit a corrective action plan to CMS for review. Failure to create an acceptable corrective action plan or implement an accepted corrective action plan will likely lead to CMS continuing to consider our PDP plans to be not available for auto-assignment. At this time, we do not expect the suspension of our auto-enrollment for LIS beneficiaries to have a material adverse effect on our Medicare business; however, if CMS were to impose substantial financial penalties and/or suspend the marketing of and enrollment into our other Medicare products for a significant period of time in the future, it could have a material adverse effect on our Medicare business.

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

(c) Purchases of Equity Securities by the Issuer

We completed the Completed Stock Repurchase Program in February 2010. On March 18, 2010, our Board of Directors authorized the New Stock Repurchase Program, pursuant to which a total of $300 million of our common stock can be repurchased. As of March 31, 2010, the remaining authorization under the New Stock Repurchase Program was $298.2 million.

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

A description of the Completed Stock Repurchase Program and the New Stock Repurchase Program and tabular disclosure of the information required under this Item 2 is contained in Note 5 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and in Part I—“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure—Share Repurchases.”

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	Amendment Number Two to Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2010 (File No. 1-12718) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: May 7, 2010	By:	/s/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Chief Financial Officer

Date: May 7, 2010	By:	/s/ BRET A. MORRIS
Bret A. Morris
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amendment Number Two to Ninth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2010 (File No. 1-12718) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.