Form 10-Q
period 2010-06-30
HEALTH NET INC
filed 2010-08-06
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the registrant’s Common Stock as of August 2, 2010 was 97,424,779 (excluding 47,537,411 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Health plan services premiums	$2,507,318	$3,152,783	$5,034,825	$6,292,034
Government contracts	851,939	832,088	1,661,398	1,591,427
Net investment income	16,567	20,432	36,489	44,753
Administrative services fees and other income	1,837	8,387	10,693	18,279
Northeast administrative services fees and other	59,301	0	109,661	0

Total revenues	3,436,962	4,013,690	6,853,066	7,946,493

EXPENSES
Health plan services (excluding depreciation and amortization)	2,163,191	2,718,039	4,374,447	5,439,818
Government contracts	811,386	791,044	1,583,288	1,516,046
General and administrative	237,378	332,188	484,474	687,098
Selling	56,574	81,359	115,405	162,769
Depreciation and amortization	8,466	15,708	17,129	31,748
Interest	8,761	11,518	18,645	21,085
Northeast administrative services expenses	71,951	0	153,829	0
Loss (adjustment to loss) on sale of Northeast health plan subsidiaries	(8,171)	0	(8,171)	0
Asset impairment	6,000	0	6,000	0
Early debt extinguishment charge	3,532	0	3,532	0

Total expenses	3,359,068	3,949,856	6,748,578	7,858,564

Income from operations before income taxes	77,894	63,834	104,488	87,929
Income tax provision	32,828	23,694	43,332	25,754

Net income	$45,066	$40,140	$61,156	$62,175

Net income per share:
Basic	$0.46	$0.39	$0.61	$0.60
Diluted	$0.45	$0.38	$0.61	$0.60
Weighted average shares outstanding:
Basic	98,896	103,854	99,965	103,810
Diluted	99,687	104,323	100,894	104,294

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$425,663	$682,803
Investments—available for sale (amortized cost: 2010—$1,459,490; 2009—$1,372,090)	1,487,497	1,376,142
Premiums receivable, net of allowance for doubtful accounts (2010—$4,306; 2009—$6,283)	351,953	288,719
Amounts receivable under government contracts	277,465	270,810
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	280,151	281,140
Other receivables	101,602	111,608
Deferred taxes	39,217	46,527
Other assets	188,578	187,086

Total current assets	3,152,126	3,244,835
Property and equipment, net	119,356	131,480
Goodwill	605,886	611,886
Other intangible assets, net	26,111	28,108
Deferred taxes	83,403	89,479
Investments-available for sale-noncurrent (amortized cost: 2010—$3,493; 2009—$23,626)	2,985	20,870
Other noncurrent assets	161,098	155,993

Total Assets	$4,150,965	$4,282,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$934,879	$951,655
Health care and other costs payable under government contracts	91,930	90,815
IBNR health care costs payable under TRICARE North contract	280,151	281,140
Unearned premiums	145,590	135,772
Loans payable and other financing arrangement	0	104,007
Accounts payable and other liabilities	410,961	366,125

Total current liabilities	1,863,511	1,929,514
Senior notes payable	398,583	398,480
Borrowings under revolving credit facility	100,000	100,000
Other noncurrent liabilities	155,131	158,874

Total Liabilities	2,517,225	2,586,868

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	0	0
Common stock ($0.001 par value, 350,000 shares authorized; issued 2010—144,957 shares; 2009—144,175)	145	154
Additional paid-in capital	1,209,130	1,190,203
Treasury common stock, at cost (2010—47,534 shares of common stock; 2009—41,020 shares of common stock)	(1,548,166)	(1,389,722)
Retained earnings	1,956,252	1,895,096
Accumulated other comprehensive income	16,379	52

Total Stockholders’ Equity	1,633,740	1,695,783

Total Liabilities and Stockholders’ Equity	$4,150,965	$4,282,651

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2009	143,753	$144	$1,182,067	(40,045)	$(1,367,319)	$1,944,100	$(6,866)	$1,752,126
Comprehensive income:
Net income						62,175		62,175
Change in unrealized loss on investments, net of tax impact of $2,633							4,756	4,756
Defined benefit pension plans:
Prior service cost and net loss							181	181

Total comprehensive income								67,112

Exercise of stock options and vesting of restricted stock units	244							0
Share-based compensation expense			11,825					11,825
Net tax detriment related to equity compensation plans			(3,015)					(3,015)
Repurchases of common stock				(98)	(1,506)			(1,506)

Balance as of June 30, 2009	143,997	$144	$1,190,877	(40,143)	$(1,368,825)	$2,006,275	$(1,929)	$1,826,542

Balance as of January 1, 2010	144,175	$154	$1,190,203	(41,020)	$(1,389,722)	$1,895,096	$52	$1,695,783
Comprehensive income:
Net income						61,156		61,156
Change in unrealized gain on investments, net of tax impact of $10,007							16,196	16,196
Defined benefit pension plans:
Prior service cost and net loss							131	131

Total comprehensive income								77,483

Exercise of stock options and vesting of restricted stock units	782	(9)	1,055					1,046
Share-based compensation expense			23,121					23,121
Tax detriment related to equity compensation plans			(5,249)					(5,249)
Repurchases of common stock				(6,514)	(158,444)			(158,444)

Balance as of June 30, 2010	144,957	$145	$1,209,130	(47,534)	$(1,548,166)	$1,956,252	$16,379	$1,633,740

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,156	$62,175
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	17,129	31,748
Share-based compensation expense	23,121	11,825
Deferred income taxes	3,378	22,003
Excess tax benefit on share-based compensation	(473)	0
Asset and investment impairment charges	6,000	12,384
Net realized gain on investments	(10,881)	(15,388)
Other changes	(9,768)	13,809
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(53,416)	(102,337)
Other current assets, receivables and noncurrent assets	1,264	74,269
Amounts receivable/payable under government contracts	(5,540)	(31,188)
Reserves for claims and other settlements	(16,776)	(94,632)
Accounts payable and other liabilities	95,950	(44,660)

Net cash provided by (used in) operating activities	111,144	(59,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	660,070	639,333
Maturities of investments	108,958	106,048
Purchases of investments	(835,625)	(713,219)
Sales of property and equipment	19	3,835
Purchases of property and equipment	(9,009)	(9,863)
Purchase price adjustment on sale of Northeast health plans	(8,415)	0
Sales (purchases) of restricted investments and other	4,464	463

Net cash (used in) provided by investing activities	(79,538)	26,597

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	1,046	0
Excess tax benefit on share-based compensation	473	0
Repurchases of common stock	(173,494)	(1,506)
Borrowings under revolving credit facility	100,000	25,000
Repayment of borrowings under financing arrangements	(216,771)	(92,444)

Net cash used in financing activities	(288,746)	(68,950)

Net decrease in cash and cash equivalents	(257,140)	(102,345)
Cash and cash equivalents, beginning of year	682,803	668,201

Cash and cash equivalents, end of period	$425,663	$565,856

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$14,620	$13,084
Income taxes paid	49,279	23,699
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of deferred revenues into earnings	$29,147	$4,116
Amortization of discounts into earnings	13,411	4,116

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

Certain items presented in the operating cash flow section of the consolidated statements of cash flows for the six months ended June 30, 2009 have been reclassified within the operating cash flow section. This reclassification had no impact on our operating cash flows, net earnings or balance sheets as previously reported.

On December 11, 2009, we completed the sale (the Northeast Sale) of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled in Connecticut, New Jersey, New York and Bermuda (Acquired Companies) that had conducted businesses in our Northeast Operations segment (see Note 3) to UnitedHealth Group Incorporated (United). The sale was made pursuant to a Stock Purchase Agreement (Stock Purchase Agreement), dated as of July 20, 2009, by and among the Company, Health Net of the Northeast, Inc., Oxford Health Plans, LLC (Buyer) and, solely for the purposes of guaranteeing Buyer’s obligations thereunder, United. At the closing of the Northeast Sale, affiliates of United also acquired membership renewal rights for certain commercial health care business conducted by our subsidiary, Health Net Life Insurance Company (Health Net Life) in the states of Connecticut and New Jersey (the Transitioning HNL Members). We will continue to serve the members of the Acquired Companies under Administrative Services Agreements we entered into with United and certain of its affiliates (the United Administrative Services Agreements) until all members are either transitioned to legacy United products or non-renewed. As part of the Northeast Sale, we retained certain financial responsibilities for the profits and losses of the Acquired Companies, subject to specified adjustments, for the period beginning on the closing date and ending on the earlier of the second anniversary of the closing date and the date that the last United Administrative Services Agreement is terminated. Accordingly, subsequent to the Northeast Sale, our Northeast Operations segment includes the operations of the businesses that are providing administrative services pursuant to the United Administrative Services Agreements, as well as the operations of Health Net Life in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members. The Northeast Operations had approximately $82.6 million and $695.9 million in total revenues in the three months ended June 30, 2010 and 2009, respectively, which represented 2% and 17% of our total revenues for the three months ended June 30, 2010 and 2009, respectively, and $158.5 million and $1,371.3 million in total revenues in the six months ended June 30, 2010 and 2009, respectively, which represented 2% and 17% of our total revenues for the six months ended June 30, 2010 and 2009, respectively.

The Northeast Operations had a combined pretax loss of $9.4 million and $47.0 million for the three and six months ended June 30, 2010, respectively, and $23.2 million and $26.4 million for the three and six months ended June 30, 2009, respectively. As of June 30, 2009, we had approximately 577,000 total health plan members in the Northeast Operations.

2.    SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with maturity of three months or less when purchased.

Investments

Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. The Company analyzes all debt investments that have unrealized losses for impairment consideration and assesses the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if the Company may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, management assesses if the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than its amortized cost, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. See Note 4 to our consolidated financial statements for additional disclosures.

Fair Value of Financial Instruments

The estimated fair value amounts of cash equivalents, investments available for sale, trade accounts and notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of trade receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed rate borrowings was $374.0 million and $468.0 million as of June 30, 2010 and December 31, 2009, respectively. As of December 31, 2009, our fixed rate borrowings included our senior notes and amortizing financing facility. In May 2010, we terminated and repaid in full our amortizing financing facility (see Note 6 for information on the termination of our amortizing financing facility). The fair value of our variable rate borrowings under our revolving credit facility was $100.0 million as of June 30, 2010 and December 31, 2009, which was equal to the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. See Note 6 to our consolidated financial statements for additional information regarding our financing arrangements.

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

Accumulated other comprehensive gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Investments:
Unrealized gains (losses) on investments available-for-sale as of April 1 and January 1	$3.5	$(8.2)	$1.0	$(7.3)
Net change in unrealized gains on investments available-for-sale	16.3	9.6	23.3	14.8
Reclassification of unrealized gains to earnings	(2.6)	(3.9)	(7.1)	(10.0)

Unrealized gains (losses) on investments available for sale as of June 30	17.2	(2.5)	17.2	(2.5)

Defined benefit pension plans:
Prior service cost and net loss amortization as of April 1 and January 1	(0.9)	0.5	(0.9)	0.4
Net change in prior service cost and net loss amortization	0.1	0.1	0.1	0.2

Prior service cost and net loss amortization as of June 30	(0.8)	0.6	(0.8)	0.6

Accumulated other comprehensive income (loss)	$16.4	$(1.9)	$16.4	$(1.9)

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

Common stock equivalents arising from dilutive stock options, restricted common stock and RSUs are computed using the treasury stock method. For the three and six months ended June 30, 2010, these amounted to 791,000 and 929,000 shares, respectively, which included 360,000 and 490,000 common stock equivalents from dilutive RSUs. There were 469,000 and 484,000 shares of common stock equivalents, including 416,000 and 432,000 common stock equivalents from dilutive RSUs, for the three and six months ended June 30, 2009, respectively.

Options to purchase an aggregate of 2,712,000 and 2,700,000 shares of common stock, during the three and six months ended June 30, 2010, respectively, and 5,701,000 and 5,732,000, during the three and six months ending June 30, 2009, respectively, were considered antidilutive and were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock for each respective period. Outstanding options expire at various times through April 2019.

We completed our $700 million stock repurchase program (the Completed Stock Repurchase Program) in February 2010. On March 18, 2010, our Board of Directors authorized a new $300 million stock repurchase program (the New Stock Repurchase Program). The remaining authorization under our New Stock Repurchase Program as of June 30, 2010 was $228.1 million. See Note 5 for more information regarding these stock repurchase programs.

Goodwill and Other Intangible Assets

The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Northeast Operations	Total
	(Dollars in millions)
Balance as of December 31, 2009	$605.9	$6.0	$611.9
Impairment related to Northeast Operations	0	(6.0)	(6.0)

Balance as of June 30, 2010	$605.9	$0	$605.9

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets Sold	Fair Value Adjustment	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of June 30, 2010:
Provider networks	$40.5	$(32.1)	$0	$0	$8.4	19.4
Customer relationships and other	29.5	(11.8)	0	0	17.7	11.1

	$70.0	$(43.9)	$0	$0	$26.1

As of December 31, 2009:
Provider networks	$40.5	$(31.5)	$0	$0	$9.0	19.4
Employer groups	76.8	(24.3)	(46.2)	(6.3)	0	0
Customer relationships and other	29.5	(10.4)	0	0	19.1	11.1
Trade name	3.2	(3.2)	0	0	0	1.5
Covenant not-to-compete	2.2	(2.2)	0	0	0	2.0

	$152.2	$(71.6)	$(46.2)	$(6.3)	$28.1

We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2010 for our Western Region Operations and Northeast Operations reporting units. As a result, we recorded an impairment of $6 million related to the goodwill for our Northeast Operations. We performed a two-step impairment test in determining the existence of impairment and the amount of the impairment. In the first step, we compared the fair values to the related carrying values and concluded that the carrying value of the Northeast Operations was impaired and that the carrying value of the Western Region Operations was not impaired. In the second step, we measured the amount by comparing the implied value of the Northeast Operations’ goodwill to the carrying amount of such goodwill. Based on the results of our Step 2 test, we concluded that the implied value of the Northeast Operations’ goodwill was zero, which resulted in an impairment charge for the total carrying value of $6 million.

We also re-evaluated the useful lives of our other intangible assets and determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives.

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

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of June 30, 2010 and December 31, 2009, the restricted cash and cash equivalents balances totaled $5.4 million and $5.6 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $12.1 million and $9.9 million as of June 30, 2010 and December 31, 2009, respectively, and are included in investments available-for-sale.

Interest Rate Swap Contracts

On May 26, 2010, in connection with the termination of our amortizing financing facility (Note 6), we terminated the interest rate swap agreement we entered into in 2007 (2007 Swap). Under the 2007 Swap, we had paid an amount equal to LIBOR times a notional principal amount and had received in return an amount equal to 4.294% times the same notional principal amount. We recognized a pretax loss of $5.4 million in the three months ended June 30, 2010 in connection with the termination and settlement of the 2007 Swap, which is included in our administrative services fees and other income for that period.

On June 30, 2010, we terminated the interest rate swap agreement that we entered into on March 12, 2009 (2009 Swap). The 2009 Swap was designed to reduce variability in our net income due to changes in variable interest rates. We recognized a pretax loss of $0.2 million in the three months ended June 30, 2010 in connection with the termination and settlement of the 2009 Swap, which is included in our administrative services fees and other income for that period.

Subsequent Accounting for the Northeast Sale

We are required to continue to serve the members of the Acquired Companies under the United Administrative Services Agreements until all members are either transitioned to a legacy United entity or non-renewed. We expect the United Administrative Services Agreements to be in effect for approximately two years following the December 11, 2009 closing date of the transaction. Under the United Administrative Services Agreements, we provide claims processing, customer services, medical management, provider network access and other administrative services to United and certain of its affiliates. We recognize the revenue that we earn from providing these administrative services in the period these services are provided, and we report such revenue in the line item, Northeast administrative services fees, in our consolidated statements of operations.

Also included in the Northeast administrative services fees is the amortization of the value of services to be provided under the United Administrative Services Agreements. In connection with the Northeast Sale, the United Administrative Services Agreements were fair valued at $48 million and recorded as deferred revenue. The deferred revenue is being amortized and recorded as Northeast administrative services fees using a level of effort approach. During the three and six months ended June 30, 2010, $24.6 million and $27.1 million, respectively, were amortized from deferred revenue and recorded as Northeast administrative services fees. In addition, we are entitled to 50% of the profits or losses associated with the Acquired Companies’ Medicare business for the year ending December 31, 2010 (subject to a cap of $10 million of profit or loss). As of June 30, 2010, we have accrued $4.6 million in connection with 50% of the profits associated with the Acquired Companies’ Medicare business. As part of the Northeast Sale, we retained certain financial responsibilities for the Acquired Companies for the period beginning on the closing date of the transaction and ending on the earlier of the second anniversary of the closing date and the date that the last United Administrative Services Agreement is terminated. Accordingly, the Northeast administrative services fees include a Quarterly Net Payment (QNP) to be paid to United in accordance with the terms of the Stock Purchase Agreement. The QNP is a defined term in the Stock Purchase Agreement and represents the net profit or loss from the wind-down of the Acquired Companies, as adjusted in accordance with the Stock Purchase Agreement. We report expenses we incur in providing these administrative services as a separate line item, Northeast administrative services expenses, in our consolidated statements of operations.

Under the Stock Purchase Agreement, United is required to pay us additional consideration as the members of the Acquired Companies transition to other United products to the extent such amounts exceed the initial minimum payment of $60 million that United made to us at closing (referred to as contingent membership renewal). As of June 30, 2010, $8.2 million is due from United in connection with contingent membership renewals and was recorded as an adjustment to the loss on sale of the Northeast health plan subsidiaries in the three and six months ended June 30, 2010.

Award of New TRICARE Contract

On May 13, 2010, we were awarded the new Managed Care Support Contract for the TRICARE North Region. We are currently the managed care contractor for the TRICARE North Region. This new contract is effective April 1, 2011. We are currently in the process of evaluating the accounting and reporting requirements and the impact to our consolidated results of operations and financial condition in 2011 from the new contract.

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

As a result of our review of the reportable segments, we expanded our reportable segments to Western Region Operations, Government Contracts and Northeast Operations. Our Western Region Operations reportable segment includes the operations conducted in California, Arizona and Oregon for our commercial, Medicare (including Part D) and Medicaid health plans, our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. Our Government Contracts reportable segment has not changed and continues to include government-sponsored managed care plans through the TRICARE program and other health care-related government contracts. Our Government Contracts segment administers one large, multi-year managed health care government contract and other health care-related government contracts. For periods prior to the Northeast Sale, our Northeast Operations reportable segment included the operations conducted in

Connecticut, New Jersey and New York for our commercial, Medicare and Medicaid health plans. For periods following the Northeast Sale, our Northeast Operations reportable segment includes the operations of our businesses that are providing administrative services to United and its affiliates pursuant to the United Administrative Services Agreements and the operations of Health Net Life in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members.

We evaluate performance and allocate resources based on segment pretax income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements included in our Form 10-K, except that intersegment transactions are not eliminated.

Certain charges, including those related to our operations strategy and corporate overhead cost reduction efforts are excluded from the calculation of segment pretax income because they are not managed within the reportable segments.

Our segment information is as follows:

	Western Region Operations	Government Contracts	Northeast Operations	Corporate/ Other/ Eliminations	Total
	(Dollars in millions)
Three Months Ended June 30, 2010
Revenues from external sources	$2,507.9	$851.9	$82.6	$(5.4)	$3,437.0
Intersegment revenues	13.0	0	0	(13.0)	0
Segment pretax income (loss)	58.1	41.5	(9.4)	0	90.2
Segment assets	$3,442.4	$548.5	$160.1	$0	$4,151.0

Three Months Ended June 30, 2009
Revenues from external sources	$2,485.7	$832.1	$695.9	$0	$4,013.7
Intersegment revenues	9.4	0.1	0.1	(9.6)	0
Segment pretax income (loss)	63.6	41.0	(23.2)	0	81.4
Segment assets	$3,201.2	$592.6	$1,009.2	$0	$4,803.0

Six Months Ended June 30, 2010
Revenues from external sources	$5,038.6	$1,661.4	$158.5	$(5.4)	$6,853.1
Intersegment revenues	25.1	0	0	(25.1)	0
Segment pretax income (loss)	98.8	79.5	(47.0)	0	131.3
Segment assets	$3,442.4	$548.5	$160.1	$0	$4,151.0

Six Months Ended June 30, 2009
Revenues from external sources	$4,983.8	$1,591.4	$1,371.3	$0	$7,946.5
Intersegment revenues	20.4	0.2	0.1	(20.7)	0
Segment pretax income (loss)	101.3	75.4	(26.4)	0	150.3
Segment assets	$3,201.2	$592.6	$1,009.2	$0	$4,803.0

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Commercial premium revenue	$1,434.0	$1,916.8	$2,871.4	$3,841.3
Medicare premium revenue	770.7	946.1	1,557.6	1,880.4
Medicaid premium revenue	302.6	289.9	605.8	570.3

Total Health Plan Services premiums	$2,507.3	$3,152.8	$5,034.8	$6,292.0

A reconciliation of the total reportable segments’ measures of profit to our consolidated income from continuing operations before income taxes for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Pretax income:
Western Region Operations	$58.1	$63.6	$98.8	$101.3
Government Contracts	41.5	41.0	79.5	75.4
Northeast Operations	(9.4)	(23.2)	(47.0)	(26.4)

Total segment pretax income	90.2	81.4	131.3	150.3
Corporate/Other	(12.3)	(17.6)	(26.8)	(62.4)

Income from continuing operations before income taxes as reported	$77.9	$63.8	$104.5	$87.9

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

We classified $3.0 million and $20.9 million as investments available-for-sale-noncurrent as of June 30, 2010 and December 31, 2009, respectively, because we do not intend to sell and we believe it may take longer than a year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market value as of June 30, 2010 and December 31, 2009.

As of June 30, 2010 and December 31, 2009, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments were as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$615.8	$13.6	$(0.3)	$629.1
U.S. government and agencies	105.0	0.7	0	105.7
Obligations of states and other political subdivisions	418.9	3.8	(1.5)	421.2
Corporate debt securities	319.8	12.0	(0.3)	331.5
Other securities	0	0	0	0

	$1,459.5	$30.1	$(2.1)	$1,487.5

	June 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Noncurrent:
Asset-backed securities	$0.6	$0	$(0.1)	$0.5
U.S. government and agencies	0	0	0	0
Obligations of states and other political subdivisions	0	0	0	0
Corporate debt securities	2.9	0	(0.4)	2.5
Other securities	0	0	0	0

	$3.5	$0	$(0.5)	$3.0

	December 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$546.8	$2.1	$(4.9)	$544.0
U.S. government and agencies	128.1	0.1	(2.0)	126.2
Obligations of states and other political subdivisions	391.8	6.1	(2.6)	395.3
Corporate debt securities	305.4	6.2	(1.1)	310.5
Other securities	0	0.1	0	0.1

	$1,372.1	$14.6	$(10.6)	$1,376.1

	December 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Noncurrent:
Asset-backed securities	$23.6	$0	$(2.7)	$20.9
U.S. government and agencies	0	0	0	0
Obligations of states and other political subdivisions	0	0	0	0
Corporate debt securities	0	0	0	0
Other securities	0	0	0	0

	$23.6	$0	$(2.7)	$20.9

As of June 30, 2010, the contractual maturities of our current investments available-for-sale were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Due in one year or less	$21.4	$21.6
Due after one year through five years	393.4	401.1
Due after five years through ten years	255.1	261.6
Due after ten years	173.8	174.1
Asset-backed securities	615.8	629.1
Other securities	0	0

Total available-for-sale	$1,459.5	$1,487.5

As of June 30, 2010, the contractual maturities of our investments available-for-sale—noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Due in one year or less	$0	$0
Due after one year through five years	2.9	2.5
Due after five years through ten years	0	0
Due after ten years	0	0
Asset-backed securities	0.6	0.5
Other securities	0	0

Total available-for-sale	$3.5	$3.0

Proceeds from sales of investments available-for-sale during the three and six months ended June 30, 2010 were $215.9 million and $660.1 million, respectively. Gross realized gains and losses totaled $4.1 million and $0.1 million, respectively, for the three months ended June 30, 2010, and $12.5 million and $1.6 million, respectively, for the six months ended June 30, 2010. Proceeds from sales of investments available-for-sale during the three and six months ended June 30, 2009 were $307.4 million and $639.3 million, respectively. Gross realized gains and losses totaled $7.4 million and $1.4 million, respectively, for the three months ended June 30, 2009, and $18.3 million and $3.0 million, respectively, for the six months ended June 30, 2009.

The following table shows our current investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through June 30, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$22.5	$(0.1)	$7.3	$(0.2)	$29.8	$(0.3)
U.S. government and agencies	4.0	0	0	0	4.0	0
Obligation of states and other political subdivisions	124.8	(1.4)	2.9	(0.1)	127.7	(1.5)
Corporate debt securities	18.3	(0.3)	0	0	18.3	(0.3)
Other securities	0	0	0	0	0	0

	$169.6	$(1.8)	$10.2	$(0.3)	$179.8	$(2.1)

The following table shows our noncurrent investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through June 30, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$0	$0	$0.5	$(0.1)	$0.5	$(0.1)
U.S. government and agencies	0	0	0	0	0	0
Obligation of states and other political subdivisions	0	0	0	0	0	0
Corporate debt securities	2.5	(0.4)	0	0	2.5	(0.4)
Other securities	0	0	0	0	0	0

	$2.5	$(0.4)	$0.5	$(0.1)	$3.0	$(0.5)

The following table shows the number of our individual securities included in current investments that have been in a continuous loss position at June 30, 2010:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	13	4	17
U.S. government and agencies	1	0	1
Obligation of states and other political subdivisions	22	3	25
Corporate debt securities	5	0	5
Other securities	0	0	0

	41	7	48

The following table shows the number of our individual securities included in noncurrent investments that have been in a continuous loss position at June 30, 2010:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	0	1	1
U.S. government and agencies	0	0	0
Obligation of states and other political subdivisions	0	0	0
Corporate debt securities	2	0	2
Other securities	0	0	0

	2	1	3

The following table shows our current investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$384.7	$(4.2)	$15.0	$(0.7)	$399.7	$(4.9)
U.S. government and agencies	111.2	(2.0)	0	0	111.2	(2.0)
Obligation of states and other political subdivisions	110.9	(2.2)	11.2	(0.4)	122.1	(2.6)
Corporate debt securities	110.3	(1.1)	0	0	110.3	(1.1)
Other securities	0	0	0	0	0	0

	$717.1	$(9.5)	$26.2	$(1.1)	$743.3	$(10.6)

The following table shows our noncurrent investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$0.6	$(0.1)	$20.3	$(2.6)	$20.9	$(2.7)
U.S. government and agencies	0	0	0	0	0	0
Obligation of states and other political subdivisions	0	0	0	0	0	0
Corporate debt securities	0	0	0	0	0	0
Other securities	0	0	0	0	0	0

	$0.6	$(0.1)	$20.3	$(2.6)	$20.9	$(2.7)

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

5.    STOCK REPURCHASE PROGRAM

We completed the Completed Stock Repurchase Program in February 2010. During the three months ended March 31, 2010, we repurchased 3,258,795 shares of our common stock for aggregate consideration of approximately $79.4 million under our Completed Stock Repurchase Program. On March 18, 2010, our Board of Directors authorized our New Stock Repurchase Program pursuant to which a total of $300 million of our common stock can be repurchased. During the three and six months ended June 30, 2010, we repurchased 2,880,861 shares and 2,952,851 shares, respectively, of our common stock for aggregate consideration of approximately $70.1 million and $71.9 million, respectively, under our New Stock Repurchase Program. The remaining authorization under our New Stock Repurchase Program as of June 30, 2010 was $228.1 million.

Subject to Board approval, we may repurchase our common stock under our New Stock Repurchase Program from time to time in privately negotiated transactions, through accelerated share repurchase programs or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The timing of any repurchases and the actual number of share repurchases will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. The New Stock Repurchase Program may be suspended or discontinued at any time.

As of June 30, 2010, we had repurchased a cumulative aggregate of 43,695,730 shares of our common stock under our Completed Stock Repurchase Program (since its inception in 2002) and our New Stock Repurchase Program (since its inception in March 2010) at an average price of $32.77 per share for aggregate consideration of $1,431.7 million. We used net free cash available, including proceeds from the Northeast Sale, to fund the share repurchases.

6.    FINANCING ARRANGEMENTS

Termination of Amortizing Financing Facility

On May 26, 2010, we terminated our five-year non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender that we entered into on December 19, 2007 by exercising our option to call the facility. In connection with the call, we recorded a $3.5 million pretax early debt extinguishment charge, which includes $7.7 million of unamortized imputed discount, an offsetting $7.7 million of unamortized deferred participation fee, a $3.0 million call premium and a $0.5 million write-off of remaining debt issuance costs. We also recognized a pretax loss of $5.4 million for the termination and settlement of the 2007 Swap (see Note 2), which is included in our administrative services fees and other income. We paid a total of $116.8 million, including the $3.0 million call premium, to retire the total outstanding debt. We used a combination of a $100 million draw on our revolving credit facility and operating cash to repay the amortizing financing facility.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of June 30, 2010, no default or event of default had occurred under the indenture governing the Senior Notes.

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

Our Senior Notes payable balances were $398.6 million and $398.5 million as of June 30, 2010 and December 31, 2009, respectively.

Revolving Credit Facility

On June 25, 2007, we entered into a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. We entered into an amendment to the credit facility on April 29, 2008, which was administrative in nature. As of June 30, 2010, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $484.1 million (see “—Letters of Credit” below).

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

Letters of Credit

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of June 30, 2010 and December 31, 2009, we had outstanding letters of credit for $315.9 million and $321.3 million, respectively, resulting in a maximum amount available for borrowing under the revolving credit facility of $484.1 million and $478.7 million, respectively. As of June 30, 2010 and December 31, 2009, no amounts had been drawn on any of these letters of credit.

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
As of June 30, 2010
Assets:
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$0	$543.7	$0.5	$0	$544.2
Commercial mortgage-backed securities	0	66.1	0	0	66.1
Other asset-backed securities	0	19.3	0	0	19.3
U.S. government and agencies:
U.S. Treasury securities	16.0	0	0	0	16.0
U.S. Agency securities	0	89.7	0	0	89.7
Obligations of states and other political subdivisions	0	411.2	0	10.0	421.2
Corporate debt securities	0	331.5	2.5	0	334.0
Other securities	0	0	0	0	0

Total assets at fair value	$16.0	$1,461.5	$3.0	$10.0	$1,490.5

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of December 31, 2009
Assets:
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$0	$498.5	$0.6	$0	$499.1
Commercial mortgage-backed securities	0	42.2	20.3	0	62.5
Other asset-backed securities	0	3.3	0	0	3.3
U.S. government and agencies:
U.S. Treasury securities	26.7	0	0	0	26.7
U.S. Agency securities	0	99.5	0	0	99.5
Obligations of states and other political subdivisions	0	385.3	0	10.0	395.3
Corporate debt securities	0	310.5	0	0	310.5
Other securities	0.1	0	0	0	0.1

	26.8	1,339.3	20.9	10.0	1,397.0

Interest rate swap net asset	0	4.5	0	0	4.5

Total assets at fair value	$26.8	$1,343.8	$20.9	$10.0	$1,401.5

We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three and six months ended June 30, 2010 and 2009. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

The changes in the balances of Level 3 financial assets that are fair valued on a recurring basis for the three and six months ended June 30, 2010 and 2009 were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance on April 1 and January 1	$10.0	$10.2	$10.0	$10.2
Total gains and losses
Realized in net income	0	0	0	0
Unrealized in accumulated other comprehensive income	0	0	0	0
Purchases, sales, issuances and settlements	0	0	0	0
Transfers into (out of) Level 3	0	0	0	0

Ending balance	$10.0	$10.2	$10.0	$10.2

Change in unrealized gains (losses) included in net income related to assets still held	$0	$0	$0	$0

The following table presents information about financial assets measured at fair value on a non-recurring basis during the three and six months ended June 30, 2010 and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total Loss
As of June 30, 2010
Goodwill—Northeast Operations	$0	$0	$0	$(6.0)

The changes in the balances of Level 3 financial assets that are fair valued on a non-recurring basis for the three and six months ended June 30, 2010 were as follows (dollars in millions):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Beginning Northeast Operations’ goodwill balance on April 1 and January 1	$6.0	$6.0
Impairment related to Northeast Operations	(6.0)	(6.0)

Ending Northeast Operations’ goodwill balance	$0	$0

See Note 2 for a discussion on the goodwill valuation and the impairment of the Northeast Operations’ goodwill.

8.    LEGAL PROCEEDINGS

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

In light of the original trial court judgments against us, on November 3, 2006, we filed a complaint in the U.S. District Court for the Middle District of Louisiana and simultaneously filed an identical suit in the 19th Judicial District Court in East Baton Rouge Parish seeking to nullify the three judgments that were rendered against us on the grounds of ill practice which resulted in the judgments entered. We have alleged that the judgments and other prejudicial rulings rendered in these cases were the result of impermissible ex parté contacts between the receivers, their counsel and the trial court during the course of the litigation. Preliminary motions and exceptions have been filed by the receivers for AmCare-TX, AmCare-OK and AmCare-LA seeking dismissal of our claim for nullification on various grounds. The federal judge dismissed our federal complaint and we appealed to the U.S. Fifth Circuit Court of Appeals. On July 8, 2008, the Fifth Circuit issued an opinion affirming the district court’s dismissal of the federal complaint, albeit on different legal grounds from those relied upon by the district court. The state court nullity action has been stayed pending the resolution of our jurisdictional appeal in the federal action and has remained stayed during the pendency of the appeal of the underlying judgments.

We intend to vigorously defend ourselves against the claims brought in these matters; however, these proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome, including the outcome of appeals, cannot be predicted at this time. It is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially and adversely affected by an ultimate unfavorable resolution of, or development in, any or all of these proceedings depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period. However, at this time, management believes that the ultimate outcome of these proceedings should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

Miscellaneous Proceedings

In the ordinary course of our business operations, we are also subject to periodic reviews and audits by various regulatory agencies with respect to our compliance with a wide variety of rules and regulations applicable to our business, including, without limitation, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, rules relating to pre-authorization penalties, payment of out-of-network claims and timely review of grievances and appeals, which may result in remediation of certain claims and the assessment of regulatory fines or penalties. From time to time, we receive subpoenas and other requests for information from such regulatory agencies, as well as from state attorneys general. There also continues to be heightened review by regulatory authorities of, and increased litigation regarding, the health care industry’s business practices, including, without limitation, premium rate increases, utilization management, appeal and grievance processing, information privacy, rescission of insurance coverage and claims payment practices.

In addition, in the ordinary course of our business operations, we are party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes, employment litigation, wage and hour claims, real estate and intellectual property claims, claims brought by members seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were denied, underpaid or not paid, and claims arising out of the acquisition or divestiture of various business units or other assets. We are also subject to claims relating to the performance of contractual obligations to providers, members, employer groups and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims. In addition, we are subject to claims relating to the insurance industry in general, such as claims relating to reinsurance agreements, information security breaches, rescission of coverage and other types of insurance coverage obligations.

We intend to vigorously defend ourselves against these legal and regulatory proceedings to which we are currently a party; however, these other proceedings are subject to many uncertainties. It is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in these or any other legal and/or regulatory proceedings depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period. Management believes that the ultimate outcome of any of these regulatory and legal proceedings currently pending against us, after consideration of applicable reserves and potentially available insurance coverage benefits, should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

Potential Settlements

We regularly evaluate legal proceedings and regulatory matters pending against us, including those described above in this Note 8, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. We record reserves and accrue costs for certain significant legal proceedings and regulatory matters which represent our best estimate of the probable loss, including related future legal costs, for such matters, both known and incurred but not reported. However, our recorded amounts might differ materially from the ultimate amount of any such costs. The costs associated with any settlement of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described above in this Note 8, could be substantial and, in certain cases, could result in a significant earnings charge in any particular quarter in which we enter into a settlement agreement and could have a material adverse effect on our financial condition, results of operations, cash flow and/or liquidity.

In 2007, in connection with a settlement agreement on a class action litigation, we established a reserve of $40 million to compensate certain eligible class members who can prove that they paid out of pocket costs for certain out of network claims or who have received balance bills for such services. In June 2010, based on updated information and developments during the second quarter of 2010, we reduced the settlement reserve to $26 million. This increased net income per diluted share by $0.08 and $0.08 for the three and six months ended June 30, 2010, respectively. Given the complexity and scope of the settlement, it is possible that the reserve amount may be further adjusted in the future.

9.    VARIABLE INTEREST ENTITIES

Effective January 1, 2010, we adopted the new accounting rules on consolidation of variable interest entities (VIE). In order to determine if the Company is the primary beneficiary and must consolidate the entity we evaluate the following:

•	the structure and purpose of the entity;

•	the risks and rewards created by and shared through the entity; and

•	the entity’s ability to direct the activities, receive its benefits and absorb its losses.

We are required to reconsider the initial determination of whether an entity is a VIE if certain types of events (“reconsideration events”) occur. If one or more reconsideration events occur, the holder of a variable interest in a previously determined VIE must reconsider whether that entity continues to be a VIE. Likewise, the holder of a variable interest in an entity that previously was not a VIE must reconsider whether the entity has become a VIE. The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required.

The adoption of these new rules had no impact on our previous accounting for the variable interest entities as described below.

Effective upon the closing date of the Northeast Sale (see Notes 1, 2 and 3), in accordance with the consolidation rules in effect as of December 31, 2009, we determined that the Acquired Companies were variable interest entities of which we were not the primary beneficiary and we did not hold a controlling financial interest in those companies. Accordingly, we deconsolidated the Acquired Companies as of December 31, 2009. We

re-evaluated the consolidation of these variable interest entities upon adoption of the new accounting rules and have determined that we are not the primary beneficiary and we do not hold a controlling financial interest in those companies. Accordingly, these variable interest entities continued to be deconsolidated from our financial results as of March 31, 2010. We noted no reconsideration events during the three months ended June 30, 2010; accordingly, the Acquired Companies continue to be deconsolidated from our financial results as of June 30, 2010. Factors considered in determining deconsolidation include our loss of effective control over the Acquired Companies given their sale and our concurrent entry into the United Administrative Service Agreements, which provided United the power to direct significant activities of the Acquired Companies. Also, both the Company and United share in the exposure from obligations to absorb losses, however, United is the primary obligor of these obligations. We retained certain financial responsibilities for the Acquired Companies for the period beginning on the closing date and ending on the earlier of the second anniversary of the closing date and the date that the last United Administrative Services Agreement is terminated. Under the United Administrative Services Agreements, we provide claims processing, customer services, medical management, provider network access and other administrative services to United and certain of its affiliates. As part of the transaction, we have provided a guarantee to United to perform under the provisions of the United Administrative Service Agreements and have entered into a covenant-not-to-compete.

The total revenues were $588.0 million and $671.3 million and net losses were $30.1 million and $16.0 million related to the Acquired Companies for the three months ended June 30, 2010 and 2009, respectively. The total revenues were $1,253.1 million and $1,321.6 million and net losses were $55.9 million and $21.9 million related to the Acquired Companies for the six months ended June 30, 2010 and 2009, respectively. There are no assets or liabilities from these variable interest entities recorded on our consolidated financial statements as of June 30, 2010 or December 31, 2009, except for the net balances due to the purchaser of $34.0 million, as of June 30, 2010.

In conjunction with our entrance into the amortizing financing facility (see Note 6), we formed certain entities for the purpose of facilitating the financing facility. We act as managing general partner, sole member or sole shareholder of these entities, as the case may be, and the non-U.S. lender acted as a limited partner of one of these entities until we terminated our amortizing financing facility in May 2010 (see Note 6). These entities are primarily funded with the initial financing from the non-U.S. lender of $175 million and inter-company borrowings that totaled $1.2 billion as of June 30, 2010. The inter-company borrowings are fully eliminated in our consolidated financial statements. The entities’ net obligation is not required to be collateralized. We had consolidated these variable interest entities as of December 31, 2009, and we had continued to consolidate these entities upon the adoption of the new consolidation rules since we are their primary beneficiary and we held a controlling financial interest. Factors considered in determining to consolidate include the Company’s effective control over the entities, given our power to direct significant activities of the entities as a managing general partner. Also, though both the Company and the limited partner had exposure to obligations to absorb losses/residual return, the Company had a more significant exposure from the risk of loss/residual return.

When we terminated our amortizing financing facility and fully repaid the outstanding balance in May, 2010, we determined that this constituted a reconsideration event and reevaluated the VIE status of these entities. Due to our termination of our amortizing financing facility, we have repaid the outstanding balance in full and own 100% of the controlling financial interest of these entities as of June 30, 2010. Accordingly, we continue to be their primary beneficiary and have consolidated these entities with our financial results as of June 30, 2010.

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

OVERVIEW

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.0 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network (MHN), provides behavioral health, substance abuse and employee assistance programs to approximately 5.5 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

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

Our Government Contracts segment includes our government-sponsored managed care federal contract with the U.S. Department of Defense (the Department of Defense or DoD) under the TRICARE program in the North Region and other health care related government contracts. Under the TRICARE contract for the North Region, we provide health care services to approximately 3.1 million Military Health System (MHS) eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries), including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.3 million other MHS-eligible beneficiaries for whom we provide administrative services only, or ASO. We also provide behavioral health services to military families under the Department of Defense Military Family Life Counseling contract. On May 13, 2010, we were awarded the new Managed Care Support Contract for the TRICARE North Region. This new contract is effective April 1, 2011. We are currently evaluating our reporting requirements and the impact to our consolidated results of operations and financial condition in 2011 from the new contract.

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

We measure our Western Region Operations reportable segment profitability based on medical care ratio (MCR) and pretax income. The MCR is calculated as health plan services expense (excluding depreciation and amortization) divided by health plan services premiums. The pretax income is calculated as health plan services premiums and administrative services fees and other income less health plan services expense and G&A and other net expenses. See “—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Results” for a calculation of the MCR and pretax income.

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

We measure our Northeast Operations segment profitability based on pretax income. The pretax income is calculated as Northeast Operations segment total revenues, including Northeast administrative services fees, less Northeast segment total expenses, including Northeast administrative services expenses. Under the United Administrative Services Agreements, we provide claims processing, customer services, medical management, provider network access and other administrative services. Administrative services fees are recognized as revenue in the period services are provided. See “—Results of Operations—Northeast Operations Reportable Segment Results” for a calculation of our pretax income.

Health Care Reform Legislation

During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which will result in significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The provisions of the new legislation include, among others, imposing significant new taxes and fees on health insurers, including an excise tax on high premium insurance policies, stipulating a minimum medical care ratio, new annual fees on companies in our industry which may not be deductible for income tax purposes, limiting Medicare Advantage payment rates, mandated additional benefits, elimination of medical underwriting for medical insurance coverage decisions, or “guaranteed issue,” increased restrictions on rescinding coverage, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, requirements that limit the ability of health plans to vary premiums based on assessments of underlying risk, limitations on the amount of compensation paid to health insurance executives that is tax deductible, additional regulations governing premium rate increase requests, requirements that individuals obtain coverage and the creation of government controlled “exchanges” where individuals and small business groups may purchase health coverage.

Some provisions of the health care reform legislation become effective in 2010, including those that increase the restrictions on rescinding coverage, those that bar health insurance companies from placing lifetime limits on “essential benefits,” which are only partially defined, and those that prohibit annual limits below specified caps for some benefit plans. However, some of the potentially more significant changes, including the annual fees on health insurance companies, the excise tax on high premium insurance policies, the guaranteed issue requirements, the requirement that individuals obtain coverage, and the creation of exchanges, as described above, do not become effective until 2014 or later. Implementation of other provisions generally varies from as early as enactment or six months from the date of enactment to as late as 2018. In advance of the September 2010 federal implementation date, we have voluntarily provided the option of continuing coverage for adult dependents up to age 26 who are currently enrolled on their parents’ health care policies. In addition, we have reaffirmed our existing policy against rescinding members without approval from an external third-party reviewer, which has been in effect since 2007 and exceeds the requirements of the health care reform legislation.

Various aspects of the health care reform legislation could have an adverse impact on our revenues and the cost of operating our business. For example, the new legislation will lower the rates of Medicare payments we receive, may make it more difficult for us to attract and retain members, increase the amount of certain taxes and fees we pay, impose a sales tax on medical device manufacturers and increase the amount of fees pharmaceutical manufacturers pay (both of which in turn could increase our medical costs), require rebates related to minimum medical care ratios and require premium rate review. We could also face additional competition, as competitors seize on opportunities to expand their business as a result of the new legislation though there remains considerable uncertainty about the impact of these changes on the health insurance market as a whole and what actions our competitors could take. Because of the magnitude, scope and complexity of the new legislation, we also will need to dedicate substantial resources and incur material expenses to implement the new legislation, including implementing the current and future regulations that will provide guidance and clarification on important parts of the legislation. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the new legislation and implementing regulations could result in operational disruptions, disputes with our providers, regulatory issues, damage to our existing or potential member relationships or other adverse consequences. Moreover, there are numerous steps required to implement this new legislation, with clarifying regulations and other guidance expected over several years, including, for example, regulation necessary to determine the methodology of calculating minimum medical care ratios. New guidance on certain parts of the federal reform legislation has been issued (for example, guidance relating to guaranteed issuance of coverage to children under age 19, coverage for preventive health services without cost-sharing, pre-existing conditions exclusions, lifetime and annual limits, rescissions and patient protections), but we are still awaiting further guidance on a number of key topics such as the determination of medical loss ratios, rate review and essential benefits. Various health insurance reform proposals are also emerging at the state level. Additionally, in California, the ongoing state budget deficits continue to threaten funding for the current Medicaid program and Children’s Insurance Program, and, accordingly, the future expansion of these programs authorized by federal health care reform is uncertain. Due to the unsettled nature of these reforms and the numerous steps required to implement them, we cannot predict how future regulations and laws, including state laws, implementing the new legislation will impact our business. As a result, although we continue to evaluate the impacts of the new legislation, it could have a material adverse effect on our business, financial condition and results of operations.

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

Recent Developments

On May 13, 2010, we were awarded the new Managed Care Support Contract for the TRICARE North Region. We are currently the managed care contractor for the TRICARE North Region. The total potential contract value including a ten-month transition period and five one-year option periods for health care delivery, plus a transition-out period, is approximately $17.2 billion. The new contract is effective April 1, 2011.

RESULTS OF OPERATIONS

Consolidated Results

The table below and the discussion that follows summarize our results of operations for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share)
REVENUES
Health plan services premiums	$2,507,318	$3,152,783	$5,034,825	$6,292,034
Government contracts	851,939	832,088	1,661,398	1,591,427
Net investment income	16,567	20,432	36,489	44,753
Administrative services fees and other income	1,837	8,387	10,693	18,279
Northeast administrative services fees and other	59,301	0	109,661	0

Total revenues	3,436,962	4,013,690	6,853,066	7,946,493

EXPENSES
Health plan services (excluding depreciation and amortization)	2,163,191	2,718,039	4,374,447	5,439,818
Government contracts	811,386	791,044	1,583,288	1,516,046
General and administrative	237,378	332,188	484,474	687,098
Selling	56,574	81,359	115,405	162,769
Depreciation and amortization	8,466	15,708	17,129	31,748
Interest	8,761	11,518	18,645	21,085
Northeast administrative services expenses	71,951	0	153,829	0
Loss (adjustment to loss) on sale of Northeast health plan subsidiaries	(8,171)	0	(8,171)	0
Asset impairment	6,000	0	6,000	0
Early debt extinguishment charge	3,532	0	3,532	0

Total expenses	3,359,068	3,949,856	6,748,578	7,858,564

Income from operations before income taxes	77,894	63,834	104,488	87,929
Income tax provision	32,828	23,694	43,332	25,754

Net income	$45,066	$40,140	$61,156	$62,175

Net income per share:
Basic	$0.46	$0.39	$0.61	$0.60
Diluted	$0.45	$0.38	$0.61	$0.60

For the three and six months ended June 30, 2010, we reported net income of $45.1 million or $0.45 per diluted share and $61.2 million or $0.61 per diluted share, respectively, as compared to net income of $40.1 million, or $0.38 per diluted share and $62.2 million or $0.60 per diluted share, respectively, for the same periods in 2009. Pretax margin was 2.3 percent and 1.5 percent for the three and six months ended June 30, 2010, respectively, compared to 1.6 percent and 1.1 percent for the same periods in 2009. Our consolidated results of operations for the three and six months ended June 30, 2010 were impacted by the Northeast Sale. See Note 1 to our consolidated financial statements for more information on the Northeast Sale. The Northeast Operations had a combined pretax loss of $9.4 million and $47.0 million for the three and six months ended June 30, 2010, respectively, compared to a pretax loss of $23.2 million and $26.4 million for the three and six months ended June 30, 2009, respectively, reflecting the ongoing run-out and wind-down of the Northeast Operations.

Our total revenues decreased 14.4 percent in the three months ended June 30, 2010 to $3.4 billion from $4.0 billion in the same period in 2009 and decreased 13.8 percent in the six months ended June 30, 2010 to $6.9 billion from $7.9 billion in the same period in 2009. Health plan services premium revenues decreased by approximately 20.5 percent to $2.5 billion and by approximately 20.0 percent to $5.0 billion in the three and six months ended June 30, 2010, respectively, compared with $3.2 billion and $6.3 billion in the three and six months ended June 30, 2009, respectively. Health plan services expenses decreased from $2.7 billion and $5.4 billion in the three and six months ended June 30, 2009, respectively, to $2.2 billion and $4.4 billion in the three and six months ended June 30, 2010, respectively. These decreases were primarily due to the Northeast Sale. Investment income decreased to $16.6 million and $36.5 million in the three and six months ended June 30, 2010, respectively, compared with $20.4 million and $44.8 million in the three and six months ended June 30, 2009, respectively. These decreases were primarily due to a decrease in realized gains recognized in 2010 compared to 2009.

Our operating results for the three months ended June 30, 2010 include:

•

$24.9 million of expenses, approximately 65 percent of which are related to the Company’s corporate overhead cost reduction efforts resulting from the Northeast transaction, approximately 25 percent are related to the Company’s operations strategy, and the remainder is related to legal and regulatory expenses, and

•	a $3.2 million net benefit comprised of:

a)	$9.4 million in pretax losses, of which, $6.0 million was non-cash related to the Northeast transaction;

b)	$9.0 million in expenses, of which, approximately $6.0 million was non-cash to retire the Company’s short-term debt; and

c)	a $21.6 million non-cash benefit to health plan expenses from a litigation reserve true-up that offset the above expenses.

See Note 2 to our consolidated financial statements for more information on our goodwill impairment and the adjustment to the loss on sale of the Northeast health plan subsidiaries and Note 8 for more information on the litigation reserve true-up. See “—Liquidity and Capital Resources—Capital Structure—Termination of Amortizing Financing Facility” for additional information on the termination of our amortizing financing facility. Our operating results for the three and six months ended June 30, 2009 included $19.7 million and $66.5 million, respectively, in pretax costs for operations strategy reduced by $2.1 million and $4.2 million, respectively, benefits from litigation reserve true-ups. These costs are excluded from our measurement of reportable segment operating performance since they are not managed within our reportable segments and are excluded from the segment results reviewed by our chief operating decision maker.

Days claims payable for the second quarter of 2010 was 39.3 days compared with 41.6 days in the second quarter of 2009. On an adjusted basis (adjusting for divested businesses, capitation, provider and other claim settlements and Medicare Part D), days claims payable in the second quarter of 2010 was 53.6 days compared with 55.0 days in the second quarter of 2009. The decline in days claims payable was due to lower reserve for claims and other settlements combined with higher health care costs for the three months ended June 30, 2010 compared with the three months ended June 30, 2009.

We believe that adjusted days claims payable, a non-GAAP financial measure, provides useful information to investors because the adjusted days claims payable calculation excludes amounts related to divested businesses and health care expenses for which no or minimal reserves are maintained. Therefore adjusted days claims payable may present a more accurate reflection of days claims payable calculated from claims-based reserves than does days claims payable, which does not exclude such costs. This non-GAAP financial information should be considered in addition to, not as a substitute for, financial information prepared in accordance with GAAP. The following table provides a reconciliation of the differences between adjusted days claims payable and days claims payable, the most directly comparable financial measure calculated and presented in accordance with GAAP. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating the adjusted amounts, you should be aware that we have incurred expenses that are the same as or similar to some of the adjustments in the current presentation and we may incur them again in the future. Our presentation of the adjusted amounts should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
	(Dollars in millions)
Reconciliation of Days Claims Payable:
(1) Reserve for Claims and Other Settlements	$934.9	$1,243.5
Less: Reserve for Claims and Other Settlements for Divested Businesses	0	(251.7)
Less: Capitation Payable, Provider and Other Claim Settlements and Medicare Part D	(155.6)	(196.9)

(2) Reserve for Claims and Other Settlements—Adjusted	$779.3	$794.9

(3) Health Plan Services Cost	$2,163.2	$2,718.0
Less: Health Plan Services Cost for Divested Businesses	0	(563.2)
Less: Capitation Payable, Provider and Other Claim Settlements and Medicare Part D	(839.0)	(838.9)

(4) Health Plan Services Cost—Adjusted	$1,324.2	$1,315.9

(5) Number of Days in Period	91	91
= (1) / (3) * (5) Days Claims Payable—(using end of period reserve amount)	39.3	41.6
= (2) / (4) * (5) Days Claims payable—Adjusted (using end of period reserve amount)	53.6	55.0

Income Tax Provision

Our income tax expense and the effective income tax rate for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Income tax expense	$32.8	$23.7	$43.3	$25.8
Effective income tax rate	42.1%	37.1%	41.5%	29.3%

The effective income tax rate differs from the statutory federal tax rate of 35% for the three and six months ended June 30, 2010 due primarily to state income taxes, tax-exempt investment income, the adjustment of a valuation allowance against a deferred tax asset pertaining to a capital loss carryforward, and non-deductible goodwill impairment. The effective income tax rate differs from the statutory tax rate of 35% for the three and six months ended June 30, 2009 due primarily to state income taxes, tax-exempt investment income, and favorable outcomes of examination settlements.

The effective income tax rate for the three months and six months ended June 30, 2010 is higher compared to the same periods in 2009 due primarily to the favorable outcomes of the examination settlements recorded in 2009 and not in 2010.

Western Region Operations Reportable Segment

Our Western Region Operations segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies primarily in California, Arizona and Oregon and our behavioral health and pharmaceutical services subsidiaries in several states including Arizona, California and Oregon.

Membership (in thousands)

	June 30, 2010	June 30, 2009	Increase/ (Decrease)	% Change
California
Large Group	836	908	(72)	(7.9)%
Small Group and Individual	355	380	(25)	(6.6)%

Commercial Risk	1,191	1,288	(97)	(7.5)%
ASO	5	3	2	66.7%

Total Commercial	1,196	1,291	(95)	(7.4)%
Medicare Advantage	132	134	(2)	(1.5)%
Medi-Cal	877	827	50	6.0%

Total California	2,205	2,252	(47)	(2.1)%

Arizona
Large Group	53	64	(11)	(17.2)%
Small Group and Individual	39	39	0	0.0%

Commercial Risk	92	103	(11)	(10.7)%
Medicare Advantage	49	65	(16)	(24.6)%

Total Arizona	141	168	(27)	(16.1)%

Oregon
Large Group	52	86	(34)	(39.5)%
Small Group and Individual	47	47	0	0.0%

Commercial Risk	99	133	(34)	(25.6)%
Medicare Advantage	38	24	14	58.3%

Total Oregon	137	157	(20)	(12.7)%

Total Health Plan Enrollment
Large Group	941	1,058	(117)	(11.1)%
Small Group and Individual	441	466	(25)	(5.4)%

Commercial Risk	1,382	1,524	(142)	(9.3)%
ASO	5	3	2	66.7%

Total Commercial	1,387	1,527	(140)	(9.2)%
Medicare Advantage	219	223	(4)	(1.8)%
Medicare PDP (stand-alone)	434	458	(24)	(5.2)%
Medi-Cal/Medicaid	877	827	50	6.0%

	2,917	3,035	(118)	(3.9)%

Total Western Region Operations enrollment at June 30, 2010 was approximately 3 million members, a decrease of approximately 3.9 percent compared with enrollment at June 30, 2009. Total enrollment in our California health plan decreased 2.1 percent from June 30, 2009 to June 30, 2010.

Western Region Operations commercial enrollment declined by 9.2 percent from June 30, 2009 to 1.4 million members on June 30, 2010. Enrollment in our small group and individual segment in the Western

Region Operations decreased by approximately 5.4 percent, from 466,000 at June 30, 2009 to 441,000 at June 30, 2010. These enrollment changes are consistent with the overall weak economy in the Company’s Western commercial markets.

Enrollment in our Medicare Advantage plans in the Western Region Operations at June 30, 2010 was 219,000 members, a decrease of 1.8 percent compared with June 30, 2009. The decline in Medicare Advantage membership was due to a loss of 16,000 members in Arizona and 2,000 members in California, partially offset by a gain of 14,000 members in Oregon. Membership in our Medicare PDP plans was 434,000 at the end of the second quarter of 2010, a 5.2 percent decrease compared with the end of the second quarter of 2009. This decline in Medicare PDP membership was driven by changes in our termination policy for nonpayment of member premiums. Our Medicare Part D plans were offered in 49 states and the District of Columbia in the second quarter of 2010 and were offered in all 50 states and the District of Columbia in the second quarter of 2009.

Medicaid enrollment in California on June 30, 2010, increased by 50,000 members, or 6.0 percent, from June 30, 2009 to 877,000 members. We attribute the increase in Medicaid enrollment to an increase in the Medicaid-eligible population due to economic factors.

Western Region Operations Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share and PMPM data)
Health plan services premiums	$2,484,282	$2,468,879	$4,986,640	$4,948,051
Net investment income	16,324	10,642	35,901	22,152
Administrative services fees and other income	7,275	6,147	16,107	13,547

Total revenues	2,507,881	2,485,668	5,038,648	4,983,750
Health plan services	2,164,164	2,135,694	4,354,057	4,309,632
General and administrative	212,699	207,796	436,576	416,500
Selling	55,750	57,941	113,475	116,435
Depreciation and amortization	8,448	9,526	17,069	19,148
Interest	8,761	11,154	18,645	20,721

Total expenses	2,449,822	2,422,111	4,939,822	4,882,436

Income from operations before income taxes	58,059	63,557	98,826	101,314
Income tax provision	21,967	23,524	37,346	37,696

Net income	$36,092	$40,033	$61,480	$63,618

Basic earnings per share	$0.36	$0.39	$0.62	$0.61
Diluted earnings per share	$0.36	$0.38	$0.61	$0.61

Pretax margin	2.3%	2.6%	2.0%	2.0%
Commercial premium yield	9.3%	9.5%	8.8%	9.7%
Commercial premium PMPM (d)	$340.38	$311.47	$338.40	$310.90
Commercial health care cost trend	9.1%	10.4%	8.7%	10.2%
Commercial health care cost PMPM (d)	$293.81	$269.35	$292.13	$268.83
Commercial MCR (e)	86.3%	86.5%	86.3%	86.5%
Medicare Advantage MCR (e)	88.5%	85.6%	88.3%	87.6%
Medicare Part D MCR (e)	85.9%	90.0%	91.8%	91.9%
Health plan services MCR (a)	87.1%	86.5%	87.3%	87.1%
G&A expense ratio (b)	8.5%	8.4%	8.7%	8.4%
Selling costs ratio (c)	2.2%	2.3%	2.3%	2.4%

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.

(b)	The G&A expense ratio is computed as G&A expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.
(d)	PMPM is calculated based on commercial at-risk member months and excludes ASO member months.
(e)	MCR is calculated as commercial, Medicare Advantage, Medicare Part D health care cost divided by commercial, Medicare Advantage, Medicare Part D premium, as applicable.

Revenues

Total revenues in the Western Region Operations increased slightly less than 1 percent to $2.5 billion for the three months ended June 30, 2010, and increased 1.1 percent to $5.0 billion for the six months ended June 30, 2010, compared to the same periods in 2009. Health plan services premiums revenues in the Western Region Operations increased less than 1 percent to $2.5 billion for the three months ended June 30, 2010 and increased less than 1 percent to $5.0 billion for the six months ended June 30, 2010, compared to the same periods in 2009. The increase is primarily driven by increased premium yields in PDP and Medicaid programs, partially offset by overall membership declines.

Investment income in the Western Region Operations was $16.3 million and $35.9 million for the three and six months ended June 30, 2010, respectively, compared with $10.6 million and $22.2 million for the three and six months ended June 30, 2009, respectively, due to higher investment balances and realized gains.

Health Plan Services Expenses

Health plan services expenses in the Western Region Operations were $2.2 billion and $4.4 billion in the three and six months ended June 30, 2010, respectively, compared to $2.1 billion and $4.3 billion in the three and six months ended June 30, 2009, respectively.

Commercial Premium Yield and Health Care Cost Trends

In the Western Region Operations, commercial premium yields PMPM increased by 9.3 percent to approximately $340 for the three months ended June 30, 2010 compared with approximately $311 in the same period of 2009, and increased by 8.8 percent to approximately $338 for the six months ended June 30, 2010 compared with approximately $311 in the same period of 2009. These increases in premium yields were primarily driven by large groups in California and Oregon.

Commercial health care costs PMPM in the Western Region Operations increased by 9.1 percent to approximately $294 and by 8.7 percent to approximately $292 for the three and six months ended June, 30, 2010, respectively, compared with approximately $269 for the three and six months ended June 30, 2009. The increase is primarily due to retroactivity adjustment in the shared risk settlement.

Medical Care Ratios

The health plan services MCR in the Western Region Operations was 87.1 percent and 87.3 percent for the three and six months ended June 30, 2010, respectively, compared with 86.5 percent and 87.1 percent for the three and six months ended June 30, 2009, respectively.

The Western Region Operations commercial MCR was 86.3 percent for the three and six months ended June 30, 2010, compared with 86.5 percent for the three and six months ended June 30, 2009. The 20 basis point improvement is primarily due to our continuing pricing discipline.

The Medicare Advantage MCR in the Western Region Operations was 88.5 percent and 88.3 percent for the three and six months ended June 30, 2010, respectively, compared with 85.6 percent and 87.6 percent for the three and six months ended June 30, 2009, respectively. The year over year increase in the Medicare Advantage MCR is due to the increase in the health care cost trend outpacing the increase in the premium yield.

The Medicare Part D MCR was 85.9 percent and 91.8 percent for the three and six months ended June 30, 2010, respectively, compared with 90.0 percent and 91.9 percent for the three and six months ended June 30, 2009, respectively. The 410 basis point improvement is consistent with the Company’s 2010 Medicare bid.

G&A, Selling and Interest Expenses

G&A expense in the Western Region Operations was $212.7 million and $436.6 million for the three and six months ended June 30, 2010, respectively, compared with $207.8 million and $416.5 million for the three and six months ended June 30, 2009, respectively. The G&A expense ratio increased 10 basis points from 8.4 percent for the three months ended June 30, 2009 to 8.5 percent for the three months ended June 30, 2010. The G&A expense ratio increased 30 basis points from 8.4 percent for the six months ended June 30, 2009 to 8.7 percent for the six months ended June 30, 2010. These increases are primarily due to increases in insurance, taxes and fees.

Selling expense in our Western Region Operations was $55.8 million and $113.5 million for the three and six months ended June 30, 2010, respectively, compared with $57.9 million and $116.4 million for the three and six months ended June 30, 2009, respectively.

Interest expense was $8.8 million and $18.6 million for the three and six months ended June 30, 2010, respectively, compared with $11.2 million and $20.7 million for the three and six months ended June 30, 2009, respectively. The decline is due to the decrease in the Company’s total outstanding debt, including the retirement of our amortizing financing facility in May 2010. See “—Liquidity and Capital Resources—Capital Structure—Termination of Amortizing Financing Facility” for additional information.

Government Contracts Reportable Segment

Under our TRICARE contract for the North Region, we provided health care services to approximately 3.1 million eligible beneficiaries in the MHS as of June 30, 2010, and approximately 3.0 million eligible beneficiaries as of June 30, 2009. Included in the 3.1 million eligibles as of June 30, 2010 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.3 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of June 30, 2010 and 2009, there were approximately 1.5 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

Our TRICARE North Region contract was scheduled to end on March 31, 2009 and was extended by the Department of Defense TRICARE Management Authority, or TMA, through March 31, 2010. In March 2010, we were notified that the TMA exercised its options to extend the TRICARE North Region contract for option period 7 and option period 8. The exercise of these option periods extends our TRICARE North Region contract through March 31, 2011. On May 13, 2010, we were awarded the new Managed Care Support Contract for the TRICARE North Region effective April 1, 2011. The total potential contract value including a ten-month transition period and five one-year option periods for health care delivery, plus a transition-out period, is approximately $17.2 billion.

In addition to the 3.1 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 8 states covering approximately 18,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for the Government Contracts segment for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Government contracts revenues	$851,939	$832,088	$1,661,398	$1,591,427
Government contracts cost	810,466	791,044	1,581,902	1,516,046

Income from operations before income taxes	41,473	41,044	79,496	75,381
Income tax provision	17,042	17,047	32,545	31,091

Net income	$24,431	$23,997	$46,951	$44,290

Basic earnings per share	$0.25	$0.23	$0.47	$0.43
Diluted earnings per share	$0.25	$0.23	$0.47	$0.42
Government contracts cost ratio	95.1%	95.1%	95.2%	95.3%

Government contracts revenues increased by $19.9 million, or 2.4 percent, for the three months ended June 30, 2010 and by $70 million, or 4.4 percent, for the six months ended June 30, 2010 as compared to the same periods in 2009. These increases were primarily due to an increase in health care services provided under a new option year in the TRICARE contract and growth in the family counseling business with the DoD. The Government Contracts cost ratio was 95.1 percent and 95.2 percent for the three and six months ended June 30, 2010, respectively, compared with 95.1 percent and 95.3 percent for the three and six months ended June 30, 2009, respectively.

Northeast Operations Reportable Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Health plan services premiums	$23,036	$683,904	$48,185	$1,343,983
Net investment income	243	9,790	588	22,601
Administrative services fees and other income	22	2,240	46	4,732
Northeast administrative services fees and other	59,301	0	109,661	0

Total revenues	82,602	695,934	158,480	1,371,316
Health plan services	20,660	584,402	42,023	1,134,421
General and administrative	687	104,747	9,844	204,019
Selling	824	23,418	1,930	46,334
Depreciation and amortization	18	6,182	60	12,600
Interest	0	364	0	364
Northeast administrative services expenses	71,951	0	153,829	0
Loss (adjustment to loss) on sale of Northeast health plan subsidiaries	(8,171)	0	(8,171)	0
Asset impairment	6,000	0	6,000	0

Total expenses	91,969	719,113	205,515	1,397,738

Loss from operations before income taxes	(9,367)	(23,179)	(47,035)	(26,422)
Income tax (benefit)	(1,343)	(9,899)	(16,336)	(11,539)

Net loss	$(8,024)	$(13,280)	$(30,699)	$(14,883)

Basic loss per share	$(0.08)	$(0.13)	$(0.31)	$(0.14)
Diluted loss per share	$(0.08)	$(0.13)	$(0.31)	$(0.14)
Basic weighted average shares outstanding	98,896	103,854	99,965	103,810
Diluted weighted average shares outstanding	98,896	103,854	99,965	103,810

The Northeast Operations had approximately $82.6 million and $695.9 million in total revenues in the three months ended June 30, 2010 and 2009, respectively, which represent 2 percent and 17 percent of our total revenues for the three months ended June 30, 2010 and 2009, respectively. The Northeast Operations had approximately $158.5 million and $1,371.3 million in total revenues in the six months ended June 30, 2010 and 2009, respectively, which represent 2 percent and 17 percent of our total revenues for the six months ended June 30, 2010 and 2009, respectively. The Northeast Operations had a combined pretax loss of $9.4 million and $47.0 million for the three and six months ended June 30, 2010, respectively, and $23.2 million and $26.4 million for the three and six months ended June 30, 2009, respectively. Our operating results for the three and six months ended June 30, 2010 were impacted by $6.0 million goodwill impairment reduced by an $8.2 million adjustment to loss on sale of Northeast health plan subsidiaries. See Note 2 to our consolidated financial statements for additional information regarding the goodwill impairment and the adjustment to loss on sale of Northeast health plan subsidiaries.

The Northeast Operations had $23.0 million and $48.2 million of health plan services premiums and $20.7 million and $42.0 million of health plan services costs for the three and six months ended June 30, 2010, respectively. We will continue to serve the members of the Acquired Companies under the United Administrative Services Agreements until they are either transitioned to a legacy United entity or non-renewed. We expect the United Administrative Services Agreements to remain in effect through 2011. The revenues and expenses associated with providing services under the United Administrative Services Agreements were $59.3 million and $72.0 million for the three months ended June 30, 2010, respectively, and $109.7 million and $153.8 million for the six months ended June 30, 2010, respectively, and they are shown separately in the accompanying consolidated statements of operations.

Corporate/Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Charges included in health plan services costs	$(21,633)	$(2,057)	$(21,633)	$(4,235)
Charges included in government contract costs	920	0	1,386	0
Charges included in G&A	23,992	19,645	38,054	66,579
Early debt extinguishment charge and related interest rate swap termination	8,992	0	8,992	0

Loss from operations before income taxes	(12,271)	(17,588)	(26,799)	(62,344)
Income tax benefit	(4,838)	(6,978)	(10,223)	(31,494)

Net loss	$(7,433)	$(10,610)	$(16,576)	$(30,850)

Basic loss per share	$(0.08)	$(0.10)	$(0.17)	$(0.30)
Diluted loss per share	$(0.08)	$(0.10)	$(0.17)	$(0.30)

Our operating results for the three and six months ended June 30, 2010 were impacted by $33.9 million and $48.4 million, respectively, in pretax costs related to our operations strategy, other cost management initiatives and early debt extinguishment and related interest rate swap termination, reduced by a $21.6 million benefit from a litigation reserve true-up. See Note 8 for more information regarding the litigation reserve true-up. See “—Liquidity and Capital Resources—Capital Structure—Termination of Amortizing Financing Facility” for additional information regarding the early debt extinguishment charge. Our operating results for the three months ended June 30, 2009 included $19.6 million in pretax costs relating to our operations strategy reduced by a $2.1 million benefit from a litigation reserve true-up. Our operating results for the six months ended June 30, 2009 included $66.6 million in pretax costs relating to our operations strategy reduced by a $4.2 million benefit from a litigation reserve true-up. These costs are excluded from our measurement of reportable segment operating performance since they are not managed within our reportable segments and are excluded from the segment results reviewed by our chief operating decision maker.

LIQUIDITY AND CAPITAL RESOURCES

Market and Economic Conditions

The current state of the global economy and market conditions continue to be challenging with high levels of unemployment, diminished business and consumer confidence, and volatility in both U.S. and international capital and credit markets. Market conditions could limit our ability to timely replace maturing liabilities and access to capital markets for liquidity needs, which could adversely affect our financial condition and results of operations. Furthermore, if our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, may reduce the number of individuals to whom they provide coverage, or may make changes in the mix or products purchased from us. In addition, if our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable conditions may adversely affect our business, including our revenues, profitability and cash flow.

Cash and Investments

As of June 30, 2010, the fair value of the investment securities available-for-sale was $1.5 billion, including noncurrent investments of $3.0 million, which is less than 1% of the total investments available-for-sale. We hold high-quality fixed income securities primarily comprised of corporate bonds, mortgage-backed bonds and municipals bonds. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.

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

Our investment portfolio includes $629.6 million, or 42% of our portfolio holdings, of mortgage-backed and asset-backed securities. Such amount includes current and noncurrent mortgage-backed and asset-backed securities of $629.1 million, or 99% of the total mortgage-backed and asset-backed securities, and $0.5 million, or less than 1% of the total mortgage-backed and asset-backed securities, respectively. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. Our investment portfolio also includes $10.0 million, or less than 1% of our portfolio holdings, of auction rate securities (ARS). These ARS have long-term nominal maturities for which the interest rates are reset through a dutch auction process every 7, 28 or 35 days. At June 30, 2010, these ARS had at one point or are continuing to experience “failed” auctions. These securities are entirely municipal issues and rates are set at the maximum allowable rate as stipulated in the applicable bond indentures. We continue to receive income on all ARS. If all or any portion of the ARS continue to experience failed auctions, it could take an extended amount of time for us to realize our investments’ recorded value.

We had gross unrealized losses of $2.6 million as of June 30, 2010, and $13.3 million as of December 31, 2009. Included in the gross unrealized losses as of June 30, 2010 and December 31, 2009 are $0.5 million and $2.7 million, respectively, related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods. No impairment was recognized during the three and six months ended June 30, 2010.

Liquidity

We believe that cash flow from operating activities, existing working capital, lines of credit and cash reserves are adequate to allow us to fund existing obligations, repurchase shares under our stock repurchase program, introduce new products and services, and continue to develop health care-related businesses at least for the next twelve months. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment. However, continued turbulence in U.S. and international markets and certain costs associated with the implementation of the health care reform legislation could adversely affect our liquidity.

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $277.5 million and $270.8 million as of June 30, 2010 and December 31, 2009, respectively. Our cash flow from operating activities is also impacted by the timing of collections on our amounts receivable from CMS. Our receivable related to our Medicare business was $179.1 million as of June 30, 2010 and $102.7 million as of December 31, 2009.

Operating Cash Flows

Our net cash flow provided by (used in) operating activities for the six months ended June 30, 2010 compared to the same period in 2009 is as follows:

	June 30, 2010	June 30, 2009	Change 2010 over 2009
	(Dollars in millions)
Net cash provided by (used in) operating activities	$111.1	$(60.0)	$171.1

The increase of $171.1 million in operating cash flow is primarily the result of timing of Medicaid payments received in 2010 versus 2009 and a decrease in operations strategy-related payments.

Investing Activities

Our net cash flow (used in) provided by investing activities for the six months ended June 30, 2010 compared to the same period in 2009 is as follows:

	June 30, 2010	June 30, 2009	Change 2010 over 2009
	(Dollars in millions)
Net cash (used in) provided by investing activities	$(79.5)	$26.6	$(106.1)

Net cash used in investing activities increased during the six months ended June 30, 2010, primarily due to a $94.8 million increase in the net purchases of available for sale securities.

Financing Activities

Our net cash flow used in financing activities for the six months ended June 30, 2010 compared to the same period in 2009 is as follows:

	June 30, 2010	June 30, 2009	Change 2010 over 2009
	(Dollars in millions)
Net cash used in financing activities	$(288.7)	$(69.0)	$(219.7)

Net cash used in financing activities increased during the six months ended June 30, 2010, primarily due to a $172.0 million increase in stock repurchases and a $99.3 million increase in amounts paid under the amortizing financing facility due to the termination and payoff of such facility, partially offset by a reduction in net revolver repayments of $50.0 million.

See “—Capital Structure” below for additional information regarding our share repurchases, the termination of our amortizing financing facility and our revolving credit facility.

Capital Structure

The company’s debt-to-total capital ratio was 23.4 percent as of June 30, 2010 compared with 26.2 percent as of December 31, 2009 and 25.2 percent as of June 30, 2009. Both the quarter-over-quarter and sequential decreases were the result of the repayment of our amortizing financing facility in May 2010. See “—Termination of Amortizing Financing Facility” below for additional information.

Share Repurchases. We completed our Completed Stock Repurchase Program in February 2010. During the three months ended March 31, 2010, we repurchased 3,258,795 shares of our common stock for aggregate consideration of approximately $79.4 million under our Completed Stock Repurchase Program. On March 18, 2010, our Board of Directors authorized our New Stock Repurchase Program. During the three and six months ended June 30, 2010 we repurchased 2,880,861 shares and 2,952,851 shares, respectively, of our common stock for aggregate consideration of approximately $70.1 million and $71.9 million, respectively, under our New Stock Repurchase Program. The remaining authorization under our New Stock Repurchase Program as of June 30, 2010 was $228.1 million.

As of June 30, 2010, we had repurchased a cumulative aggregate of 43,695,730 shares of our common stock under our Completed Stock Repurchase Program (since its inception in 2002) and our New Stock Repurchase Program (since its inception in March 2010) at an average price of $32.77 per share for aggregate consideration of $1,431.7 million. We used net free cash available, including proceeds from the Northeast Sale, to fund the share repurchases. For additional information on our Completed Stock Repurchase Program and our New Stock Repurchase Program, see Note 5 of our consolidated financial statements.

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

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations as of June 30, 2010:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (b) (c)
January 1—January 31	1,860,658		$25.11	$46,718,458	1,860,658	$36,009,731
February 1—February 28	1,574,703	(d)	23.37	36,793,907	1,398,137	$3,349,489
March 1—March 31	124,618	(d)	24.55	3,058,783	71,990	$298,208,500
April 1—April 30	947,024	(d)	23.00	21,777,457	874,361	$278,082,672
May 1—May 31	901,852	(d)	23.09	20,827,267	901,500	$257,263,326
June 1 —June 30	1,105,292	(d)	26.42	29,205,453	1,105,000	$228,065,155

	6,514,147	(d)	$24.31	$158,381,325	6,211,646

(a)	During the six months ended June 30, 2010, we did not repurchase any shares of our common stock outside our publicly announced stock repurchase programs, except shares withheld in connection with our various stock option and long-term incentive plans.
(b)	On March 18, 2010, our Board of Directors authorized our New Stock Repurchase Program, pursuant to which a total of $300 million of our common stock can be repurchased. Our Completed Stock Repurchase Program, which had $3.3 million in remaining repurchase authority as of February 22, 2010, was deemed to be completed with the authorization of our New Stock Repurchase Program. The Completed Stock Repurchase Program was announced in April 2002, and we announced additional repurchase authorizations under the program in August 2003, October 2006 and October 2007.
(c)	Our New Stock Repurchase Program does not have an expiration date, and our Completed Stock Repurchase Program did not have an expiration date. Accordingly, during the six months ended June 30, 2010, we did not have any repurchase program that expired or was terminated, other than our Completed Stock Repurchase Program, and we did not terminate any repurchase program prior to its expiration date.
(d)	Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Termination of Amortizing Financing Facility. On May 26, 2010, we terminated our five-year non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender that we entered into on December 19, 2007 by exercising our option to call the facility. We paid a total of $116.8 million to retire the facility, which included the outstanding balance of $113.8 million and a $3.0 million call premium. We used a combination of a $100 million draw on our revolving credit facility and operating cash to repay the financing facility. See Note 2 to our consolidated financial statements for information on the termination of the 2007 Swap, which was terminated in connection with the termination of our amortizing financing facility.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of June 30, 2010, we were in compliance with all of the covenants under the indenture governing the Senior Notes.

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

As of June 30, 2010, we were in compliance with all covenants under our revolving credit facility.

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of June 30, 2010, we had outstanding an aggregate of $315.9 million in letters of credit and outstanding borrowings under the revolving credit facility of $100.0 million. As a result, the maximum amount available for borrowing under the revolving credit facility was $484.1 million as of June 30, 2010, and no amount had been drawn on the letters of credit.

Interest Rate Swap Contract. On June 30, 2010, we terminated the 2009 Swap. The 2009 Swap was designed to reduce variability in our net income due to changes in variable interest rates. We recognized a pretax loss of $0.2 million in the three months ended June 30, 2010 in connection with the termination and settlement of the 2009 Swap.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of June 30, 2010, all of our active health plans and insurance subsidiaries met their respective regulatory requirements in all material respects.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. Historically, we generally managed our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At June 30, 2010, we had sufficient capital to exceed 400% of ACL.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the six months ended

June 30, 2010, we made no such capital contributions. In addition, we made no capital contributions to any of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through August 4, 2010.

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

CONTRACTUAL OBLIGATIONS

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2009 in our Form 10-K. During the six months ended June 30, 2010, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2010, we did not have any off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES

In our Form 10-K, we identified the critical accounting policies, which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and recoverability of long-lived assets, investments, income taxes and the consolidation of variable interest entities. We have not changed existing policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of June 30, 2010 is discussed below. There were no other significant changes to the critical accounting estimates as disclosed in our Form 10-K.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$(43.2) million
1%	$(22.0) million
(1)%	$ 22.8 million
(2)%	$ 46.5 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 23.6 million
1%	$ 11.8 million
(1)%	$(11.8) million
(2)%	$(23.6) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 8 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Form 10-K, as updated by our quarterly report on Form 10-Q for the quarter ended March 31, 2010, which could materially affect our business, financial condition, results of operations or future results. The risks described in the Form 10-K, as updated by our quarterly report on Form 10-Q for the quarter ended March 31, 2010, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. During the quarter ended June 30, 2010, there were no material changes to the risk factors disclosed in our Form 10-K, as updated by our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

We completed the Completed Stock Repurchase Program in February 2010. On March 18, 2010, our Board of Directors authorized the New Stock Repurchase Program, pursuant to which a total of $300 million of our common stock can be repurchased. As of June 30, 2010, the remaining authorization under the New Stock Repurchase Program was $228.1 million.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
*10.1	Health Net, Inc. Compensation Recovery Policy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.2	Form of Nonqualified Stock Option Agreement under the Health Net, Inc. 2006 Long-Term Incentive Plan, as amended (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.3	Form of Performance Share Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.4	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.5	Form of Restricted Stock Agreement (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.6	First Amendment to the Health Net, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101

The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language):

(1) Consolidated Statements of Operations for the three and six months ended June 30, 2010,

(2) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (3) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2010 and 2009,

(4) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and (5) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: August 3, 2010	By:	/s/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
*10.1	Health Net, Inc. Compensation Recovery Policy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.2	Form of Nonqualified Stock Option Agreement under the Health Net, Inc. 2006 Long-Term Incentive Plan, as amended (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.3	Form of Performance Share Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.4	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.5	Form of Restricted Stock Agreement (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.6	First Amendment to the Health Net, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the three and six months ended June 30, 2010, (2) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (3) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2010 and 2009, (4) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and (5) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.